Form 10-K
TCF FINANCIAL CORP
filed 1995-03-30
CIK 814184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1994

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             _______________________

                                 COMMISSION FILE
                                   NO. 0-16431
                             _______________________

                            TCF FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      41-1591444
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                    Identification No.)

          801 MARQUETTE AVENUE, SUITE 302, MINNEAPOLIS, MINNESOTA 55402
              (Address and Zip Code of principal executive offices)

        Registrant's telephone number, including area code: 612-661-6500
                            ________________________

           Securities registered pursuant to Section 12(b) of the Act
                (all registered on the New York Stock Exchange):

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                         PREFERRED SHARE PURCHASE RIGHTS
                                (Title of class)

           Securities registered pursuant to Section 12(g) of the Act:


                    NONCUMULATIVE PERPETUAL PREFERRED STOCK,
                       SERIES A, PAR VALUE $.01 PER SHARE

                   WARRANTS TO PURCHASE SHARES OF COMMON STOCK

                     7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
                                    DUE 2011
                            ________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was $583,277,561.

     As of March 1, 1995, there were outstanding 17,410,911 shares of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specific portions of the registrant's annual report to shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I, II and IV hereof.


     Specific portions of the registrant's definitive proxy statement dated March 15, 1995 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


                                     PART I
                                                                           PAGE

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . .       1
           General . . . . . . . . . . . . . . . . . . . . . . . . . .       1
           Lending Activities. . . . . . . . . . . . . . . . . . . . .       3
           Investment Activities . . . . . . . . . . . . . . . . . . .       9
           Sources of Funds. . . . . . . . . . . . . . . . . . . . . .      11
           Other Information . . . . . . . . . . . . . . . . . . . . .      12
             Activities of Subsidiaries of TCF Financial . . . . . . .      12
             Recent Accounting Developments. . . . . . . . . . . . . .      13
             Competition . . . . . . . . . . . . . . . . . . . . . . .      14
             Acquisitions. . . . . . . . . . . . . . . . . . . . . . .      14
             Employees . . . . . . . . . . . . . . . . . . . . . . . .      17
           Regulation. . . . . . . . . . . . . . . . . . . . . . . . .      17
           Taxation. . . . . . . . . . . . . . . . . . . . . . . . . .      28
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . .      29
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .      30
Item 4.  Submission of Matters to a Vote of Security Holders . . . . .      30


                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
           Matters . . . . . . . . . . . . . . . . . . . . . . . . . .      31
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . .      32
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . .      34
Item 8.  Financial Statements and Supplementary Data . . . . . . . . .      34
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . . . . . . . . . . . .      34


                                    PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . .      34
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . .      34
Item 12. Security Ownership of Certain Beneficial Owners and Management     34
Item 13. Certain Relationships and Related Transactions. . . . . . . .      34


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    34

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36

Index to Consolidated Financial Statements . . . . . . . . . . . . . .      38

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .      38

                                     PART I

ITEM 1. BUSINESS
                                     GENERAL

     At December 31, 1994, TCF Financial Corporation ("TCF Financial", "TCF" or the "Company"), a Delaware corporation based in Minneapolis, Minnesota, was the holding company of four federally chartered savings banks, TCF Bank Minnesota fsb ("TCF Minnesota"), TCF Bank Illinois fsb ("TCF Illinois"), TCF Bank Wisconsin fsb ("TCF Wisconsin") and TCF Bank Michigan fsb ("TCF Michigan"). At such date, TCF Wisconsin, TCF Illinois and TCF Michigan were wholly owned subsidiaries of TCF Minnesota, the largest savings bank and third largest depository institution headquartered in Minnesota, with $5.1 billion in assets. With the completion of TCF's acquisition of Great Lakes Bancorp, A Federal Savings Bank ("Great Lakes"), on February 8, 1995, Great Lakes was merged into TCF Michigan, TCF Michigan became a direct wholly owned subsidiary of TCF Financial and TCF Michigan was renamed "Great Lakes Bancorp, A Federal Savings Bank." Unless otherwise indicated, references herein to TCF include its direct and indirect subsidiaries. TCF Minnesota, TCF Illinois, TCF Wisconsin and TCF Michigan are collectively referred to herein as the "TCF Savings Banks." References herein to the "Holding Company" or "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. Where information is incorporated in this report by reference to TCF's 1994 Annual Report, only those portions specifically identified are so incorporated.

     TCF Financial was organized in 1987 as the holding company for TCF Minnesota, and its common stock has been listed on the New York Stock Exchange since 1989. Prior to 1986 TCF Minnesota operated as a mutual savings and loan association known as Twin City Federal Savings and Loan Association. In 1986, TCF Minnesota converted from a mutual to a stock form of organization, and in 1989, it became a federal savings bank.

     From its founding in 1923 until 1979, TCF Minnesota operated profitably, engaging in traditional savings institution activities such as residential real estate lending. In the early 1980's, in order to counter the effects of rising interest rates and deregulation, TCF initiated several new lending and investment activities, including commercial real estate lending outside the Midwest. These activities ultimately proved unprofitable. TCF has since positioned the TCF Savings Banks as "community banks" focusing on lending, deposit products and other services offered in their local markets and has significantly expanded their residential real estate and consumer lending activities, including home equity lending. TCF's strategic emphasis on retail banking has allowed it to fund its assets primarily with retail core deposits, significantly reduce wholesale borrowings and lower its interest rate risk.

     TCF's marketing strategy emphasizes attracting deposits held in checking and passbook and statement savings accounts, which also provide TCF with a significant source of fee income. TCF engages in commercial, residential and consumer lending activities, and in the insurance services business, including the sale of single premium tax-deferred annuities. TCF's lending activities emphasize consumer (primarily home equity) and residential mortgage loans.
TCF's residential mortgage banking operations have grown significantly in recent periods, and its residential loan servicing portfolio totaled $5.4 billion as of December 31, 1994.

     On February 8, 1995, TCF completed its acquisition of Great Lakes, a Michigan-based savings bank with $2.8 billion in assets, $1.6 billion in deposits, 39 offices in Michigan and five offices in western Ohio as of December 31, 1994. In connection with the acquisition, TCF issued approximately 4.8 million shares of its common stock for all of the outstanding common shares of Great Lakes. In addition, each outstanding share of Great Lakes preferred stock was exchanged for one share of TCF preferred stock with substantially identical terms. TCF intends to redeem the 2.7 million shares of preferred stock as soon as practicable after July 1, 1995, the date the preferred stock first becomes redeemable at the option of the issuer. TCF also assumed the obligation to issue common stock upon the exercise or conversion of the outstanding warrants to purchase Great Lakes common stock, the outstanding employee and director options to purchase Great Lakes common stock, and the outstanding 7 1/4% convertible subordinated debentures due 2011 of Great Lakes. This acquisition was accounted for as a pooling-of-interests and, accordingly, TCF's historical financial statements presented in future reports will be restated to include the accounts and results of operations of Great Lakes. In connection with the acquisition, it is expected that a pretax merger-related charge of approximately $51.4 million will be incurred during the 1995 first quarter, primarily to accrue for specific, identified costs related to the merger. The savings bank resulting from the merger of Great Lakes and TCF Michigan, referred to herein as "Great Lakes Bank", retained certain members of Great Lakes' board of directors and Great Lakes' headquarters in Ann Arbor, Michigan. Great Lakes Bank now operates 54 offices in Michigan and five offices in western Ohio. Additional information concerning the Great Lakes acquisition is set forth in Note 2 of Notes to Consolidated Financial Statements on pages 44 and 45 of TCF's 1994 Annual Report, incorporated herein by reference.

     On April 21, 1993, TCF issued approximately 2.2 million shares of its common stock for all of the outstanding common stock of Republic Capital Group, Inc. ("RCG"), a Milwaukee-based thrift holding company with approximately $1 billion in assets. TCF's consolidated financial statements give effect to the merger, which has been accounted for as a pooling-of-interests combination. Accordingly, TCF's consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of RCG for all periods presented. As a result of the merger, TCF acquired RCG's two wholly owned subsidiaries, Republic Capital Bank, F.S.B. (now TCF Wisconsin), which had 24 branch offices in eastern Wisconsin, and Peerless Federal Savings Bank (now TCF Illinois), which had six branch offices in the Chicago area. Subsequent to the merger, TCF Minnesota's Illinois Division, which had 22 branch offices, was merged into TCF Illinois.

     On August 27, 1993, TCF Michigan, a newly formed subsidiary of TCF Minnesota, acquired from the Resolution Trust Corporation ("RTC") $220.8 million of insured deposits and 15 branch offices of First Federal Savings and Loan Association, Pontiac, Michigan. TCF has accounted for this acquisition using the purchase method of accounting.

     Located in most significant markets in the state, TCF operated 66 bank branches in Minnesota at December 31, 1994. It also operated 28 bank branches in Illinois, 24 in Wisconsin, and 15 in Michigan at December 31, 1994. TCF strives to develop innovative banking products and services. From 1988 through December 31, 1994, TCF has established in Minnesota and Illinois 27 bank branches in supermarkets operated by Cub Foods, a regional chain. These "in-store" bank branches provide TCF with the opportunity to sell its consumer products and services, including deposits and loans, at a relatively low entry cost and feature extended hours, including Saturdays and Sundays. TCF's "Totally Free"(SM) checking accounts and other deposit products provide it with a significant source of low-cost funds and fee income. TCF has expanded its automated teller machine ("ATM") network to 634 machines processing approximately 2.2 million transactions monthly, and offers its customers a telephone accessible voice communication system that has enabled TCF to respond to approximately 4.1 million inquiries each month.

     In recent years, significant new federal legislation has imposed numerous new legal and regulatory requirements on thrift institutions. Among the most significant of these requirements are new minimum regulatory capital levels and enforcement actions that can be taken by regulators when an institution's regulatory capital is deemed to be inadequate. Each of the TCF Savings Banks currently exceeds all of the current and fully phased-in regulatory capital requirements. As a result of the failure of a number of thrift institutions in recent years and the obligation of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to fund debt obligations of the Financing Corporation ("FICO"), the thrift industry faces the prospect of significantly higher deposit insurance premiums than those paid by banks, and/or other charges necessary to meet the obligations of the SAIF. In the event the thrift industry is required to pay significantly higher deposit insurance premiums than those paid by banks, this may have an adverse effect on TCF's ability to attract and retain deposits in the TCF Savings Banks or in Great Lakes Bank. Proposals recently made by the FDIC would result in deposit insurance rates for thrift institutions that are significantly higher that those required to be paid by banks. As a result, TCF recently filed applications with the Office of the Comptroller of the Currency, and anticipates filing applications with the FDIC and the Federal Reserve Board, seeking the formation of national bank charters for proposed new national bank subsidiaries of TCF that would operate in branch locations in which the TCF Savings Banks and Great Lakes Bank now operate. The new national banks, if approved, would be insured by the Bank Insurance Fund ("BIF") of the FDIC, which is expected to be able to provide for significantly lower deposit insurance premiums than those to be charged to institutions that are part of the SAIF. See "REGULATION."

     As federally chartered savings banks, the TCF Savings Banks are subject to regulation and examination by the Office of Thrift Supervision ("OTS"). The TCF Savings Banks' deposits are insured to $100,000 by the FDIC, and as such these institutions are subject to regulations promulgated by the FDIC. The TCF Savings Banks are variously members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago and/or Indianapolis. TCF Financial is a savings and loan holding company under the Home Owner's Loan Act ("HOLA") and is subject to regulation and examination by the OTS and, in certain cases, by the FDIC. See "REGULATION -- Regulation of TCF Financial." The executive offices of TCF Financial are located at 801 Marquette Avenue, Suite 302, Minneapolis, Minnesota 55402. Its telephone number is (612) 661-6500.

     The following description includes detailed information regarding the business of TCF and its subsidiaries.

                               LENDING ACTIVITIES

GENERAL

     TCF's lending activities reflect its community banking philosophy, emphasizing loans to individuals and small- to medium-sized businesses in its primary market areas in Minnesota, Illinois, Wisconsin and Michigan. In recent years, TCF has expanded its residential real estate and consumer lending operations and placed relatively less emphasis on new commercial real estate lending. TCF also emphasizes credit quality over asset growth.

     TCF is expanding its consumer lending and consumer finance operations and anticipates opening more than 20 new consumer finance offices during 1995, 13 of which had been opened as of March 15, 1995. Most of these new offices will be in areas outside TCF's traditional market areas. TCF opened 27 such offices in 1994 and as of December 31, 1994 had 46 consumer finance offices in 11 states. TCF has also recently expanded its commercial business and commercial real estate lending activity in its primary markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time.

     The following table sets forth the contractual amortization of TCF's loan and mortgage-backed securities held to maturity portfolios at December 31, 1994, excluding loans held for sale. Commercial business demand loans are reported due within one year. This table does not include the effect of prepayments, which is an important consideration in management's interest rate risk analysis. Industry experience indicates that loans and mortgage-backed securities remain outstanding for significantly shorter periods than their contractual terms.



                                                      AT DECEMBER 31, 1994 (1)
                                 ------------------------------------------------------------------------------------------
                                                 REAL ESTATE
                                 ------------------------------------
                                                                TOTAL                                               MORTGAGE-
                                                                 REAL       COMMERCIAL                   TOTAL       BACKED
                                 RESIDENTIAL     COMMERCIAL     ESTATE       BUSINESS      CONSUMER      LOANS      SECURITIES
                                 -----------     ----------     ------     ----------      --------      -----      ----------
                                                                          (IN THOUSANDS)
Amounts due:
  Within 1 year                   $  48,795      $  79,122    $  127,917    $  46,146    $  120,271    $  294,334     $  48,045
                                  ----------     ---------    ----------    ---------    ----------    ----------     ---------
  After 1 year:
    1 to 2 years                     41,080         89,722       130,802       13,457        88,168       232,427        54,818
    2 to 3 years                     62,233        101,108       163,341       11,205        96,937       271,483       109,496
    3 to 5 years                    170,797        161,339       332,136       10,887       158,769       501,792       297,496
    5 to 10 years                   327,773        176,580       504,353        2,528       349,175       856,056       288,928
    10 to 15 years                  230,076         19,134       249,210        1,346       290,064       540,620       180,075
    Over 15 years                   380,936          7,765       388,701       14,828         2,587       406,116       132,012
                                 ----------      ---------    ----------    ---------    ----------    ----------     ---------
      Total after 1 year          1,212,895        555,648     1,768,543       54,251       985,700     2,808,494     1,062,825
                                 ----------      ---------    ----------    ---------    ----------    ----------     ---------
        Total                    $1,261,690     $  634,770  $  1,896,460     $100,397  $  1,105,971  $  3,102,828  $  1,110,870
                                 ----------      ---------    ----------    ---------    ----------    ----------     ---------
                                 ----------      ---------    ----------    ---------    ----------    ----------     ---------

Amounts due after 1 year on:
  Fixed-rate loans               $  688,631     $  167,957    $  856,588     $  4,982     $  75,015    $  936,585    $  935,209
  Adjustable-rate loans             524,264        387,691       911,955       49,269       910,685     1,871,909       127,616
                                 ----------      ---------    ----------    ---------    ----------    ----------     ---------
      Total after 1 year         $1,212,895     $  555,648  $  1,768,543    $  54,251    $  985,700   $ 2,808,494  $  1,062,825
                                 ----------      ---------    ----------    ---------    ----------    ----------     ---------
                                 ----------      ---------    ----------    ---------    ----------    ----------     ---------

___________________________

(1) Amounts presented are the gross balances before adjustment for net discounts, premiums, deferred fees, and unearned discounts and finance charges.



RESIDENTIAL REAL ESTATE LENDING

     TCF's residential real estate lending activities (first mortgage loans for the financing of one- to four-family homes) are conducted through certain of the TCF Savings Banks and through TCF Mortgage Corporation ("TCF Mortgage"), a wholly owned subsidiary of TCF Minnesota. TCF Mortgage is headquartered in Minneapolis, Minnesota and has 13 offices in Minnesota. Loan originations by TCF Mortgage and certain of the TCF Savings Banks are predominantly secured by properties in Minnesota, Illinois and Wisconsin. TCF engages in both adjustable-rate and fixed-rate residential real estate lending. Although TCF generally has retained conventional adjustable-rate loans in its portfolio and sold fixed-rate loans and adjustable-rate Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans in the secondary market, during 1994 TCF retained a greater portion of its fixed-rate residential real estate originations than in past periods. Adjustable-rate residential real estate loans held in TCF's portfolio totaled $533.1 million at December 31, 1994, compared with $390.2 million at December 31, 1993.

     Loan originations by TCF Mortgage include loans purchased from loan correspondents and also loans purchased from Great Lakes Mortgage, a mortgage origination joint venture formed in October 1990 between a subsidiary of TCF Mortgage and Burnet Mortgage Corporation, an affiliate of Burnet Realty Inc. Great Lakes Mortgage loan officers originate loans from certain offices of Burnet Realty Inc.

     TCF may from time to time engage in the purchase of interests in various types of loans in the form of loan participations or mortgage-backed securities. Servicing of these purchased assets generally is performed by others with a portion of the interest paid by the borrower being retained by the seller to cover servicing fees and costs. As of December 31, 1994, approximately $29.6 million, or 2.3%, of TCF's residential real estate loans receivable and residential loans held for sale were serviced by others. In addition, $901.3 million of mortgage-backed securities held to maturity were serviced by others.

     TCF sells residential real estate loans and loan participations in the secondary market, primarily on a nonrecourse basis. TCF Mortgage retains servicing rights for the majority of the loans it sells into the secondary market. These sales provide additional funds for loan originations and also generate fee income. TCF may also from time to time purchase or sell servicing rights on residential real estate loan portfolios. At December 31, 1994, TCF serviced for others $3.9 billion in residential real estate loans and loan participations, compared with $3.6 billion at December 31, 1993. During 1994 and 1993, TCF sold servicing rights on $169 million and $44 million of loans serviced for others at net gains of $2.4 million and $137,000, respectively. TCF did not sell any servicing rights during 1992. At December 31, 1994, TCF's capitalized purchased mortgage servicing rights from bulk servicing purchases and other wholesale loan purchases totaled $12.2 million. TCF serviced residential real estate loans for its own account, including loans held for sale, of $1.5 billion at December 31, 1994.

     Adjustable-rate residential real estate loans originated by TCF have various adjustment periods and generally provide for limitations on the amount the rate may adjust on each adjustment date, as well as the total amount of adjustments over the lives of the loans. Accordingly, while this portfolio of loans is rate sensitive, it may not be as rate sensitive as TCF's cost of funds. In addition to such interest rate risk, TCF faces credit risks resulting from potential increased costs to borrowers as a result of rate adjustments on adjustable-rate loans in its portfolio, which will depend upon the magnitude and frequency of shifts in market interest rates. Some adjustable-rate residential real estate loans originated by TCF in prior periods did not provide for limitations on rate adjustments. Credit risk may also result from declines in the values of underlying real estate collateral.


     TCF Mortgage and the TCF Savings Banks generally adhere to Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), VA or FHA guidelines in originating residential real estate loans. TCF generally requires that all conventional real estate loans with loan-to-value ratios in excess of 80% carry private mortgage insurance.

CONSUMER LENDING

     TCF makes consumer loans for personal, family or household purposes, such as the financing of home improvements, automobiles, vacations and education. Most of TCF's consumer loans are originated in markets in which the TCF Savings Banks or finance company subsidiaries have their offices. As previously mentioned, TCF is expanding its finance company operations and anticipates opening more than 20 new finance company offices during 1995, most of which will be in areas outside its traditional market areas. TCF opened 27 such offices in 1994 and as of December 31, 1994 had 46 finance company offices in 11 states.
As a result of this expansion, TCF's finance company loan portfolio totaled $201 million at December 31, 1994, compared with $136.5 million at December 31, 1993. Consumer lending, including finance company lending, is generally considered to involve a higher level of risk than single-family residential lending due to the higher level of credit risk and interest rates associated with these loans. The underwriting criteria for loans originated by these finance company offices are generally less stringent than those historically adhered to by the TCF Savings Banks and as a result carry a higher level of credit risk and higher interest rates. Although credit quality cannot be guaranteed and increased losses are expected in an economic downturn, TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality that are consistent with its goals for expanding its portfolio of these higher-yielding loans. Total consumer loans for the TCF Savings Banks and finance company subsidiaries totaled $1.1 billion at December 31, 1994, with $136.5 million, or 12%, having fixed interest rates and $969.5 million, or 88%, having adjustable interest rates.

     The consumer lending activities of the TCF Savings Banks include a full range of consumer-oriented products including real estate secured loans, loans secured by personal property and unsecured personal loans. Each of these loan types can be made on an open- or closed-end basis. Closed-end loans are available on either a variable- or fixed-rate basis. TCF also originates student loans for resale. TCF Wisconsin is an issuer of credit cards which it offers to customers of the TCF Savings Banks. TCF also engages to a limited extent in the origination of consumer loans through the use of loan brokers. Consumer loans having adjustable interest rates present a credit risk similar to that posed by residential real estate loans as a result of increased costs to borrowers in the event of a rise in rates (see discussion above under "-- Residential Real Estate Lending"). Consumer loans secured by real estate will present additional credit risk in the event of a decline in the value of real estate collateral.

     TCF had $155.5 million of education loans held for sale at December 31, 1994, compared with $123.2 million at December 31, 1993. TCF generally retains the student loans it originates until they are fully disbursed. Under a forward commitment agreement with the Student Loan Marketing Association ("SLMA"), TCF can sell the student loans to SLMA once they are fully disbursed, but must sell the student loans to SLMA before they go into repayment status. These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and may not involve any independent credit underwriting by TCF. During the years ended December 31, 1994, 1993 and 1992, TCF sold $80.3 million, $65.3 million and $36.6 million of its student loans, respectively.
TCF subcontracts for the servicing of student loans in its portfolio. TCF's future student loan origination activity will be dependent on continued support of guaranteed student loan programs by the U.S. Government and TCF's ability to continue to sell such loans to SLMA or other parties. Recent federal legislation has limited the role of private lenders in originating student loans, and this may reduce the volume of TCF's student loan originations in future periods.

COMMERCIAL REAL ESTATE LENDING

     TCF currently originates longer-term loans on commercial real estate and, to a lesser extent, shorter-term construction loans. TCF's commercial lending activity has declined in recent years, primarily as a result of more stringent underwriting standards, unfavorable economic conditions and competition from other lenders. Deterioration in the value and collectibility of commercial real estate loans and the value of commercial real estate in certain markets, and the effect of these developments on the performance of TCF's loan portfolio or TCF's ability to market real estate assets, has been a significant concern to TCF management. See "Financial Review -- Financial Condition - Non-Performing Assets" on pages 33 and 34 of TCF's 1994 Annual Report, incorporated herein by reference.

     TCF's current strategy is to focus its commercial lending activities on borrowers based in its primary markets and, at a minimum, to generate enough new commercial lending activity to maintain the size of its commercial lending portfolios. Due to TCF's increasing emphasis on lending to small- to medium-sized businesses in its market areas, the portion of its commercial real estate loan portfolio secured by properties located in its primary markets had increased to 84% at December 31, 1994.

     TCF's commercial real estate loans are generally originated with adjustable interest rates or fixed interest rates for terms of up to five years. At December 31, 1994, adjustable-rate loans represented 69% of commercial real estate loans outstanding. At December 31, 1994, TCF had a total of 1,074 commercial real estate loans outstanding secured by properties located in its primary markets. Of this total, 140 loans totaling $311.9 million had balances exceeding $1 million. At December 31, 1994, the average individual balance of commercial real estate loans was $562,000. Information regarding the types of properties securing TCF's commercial real estate loans is set forth on page 69 of TCF's 1994 Annual Report, incorporated herein by reference.

     At December 31, 1994, TCF's commercial construction and development loan portfolio totaled $13.5 million. Construction and permanent commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. Construction and permanent commercial real estate lending is also highly dependent on economic conditions, which in certain markets are not favorable for this type of lending activity. TCF's risk of loss on a construction and development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction or development cost proves to be inaccurate or if economic conditions change, TCF may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate at any time before or after maturity, TCF's loan may be secured by a project having a value which is insufficient to assure full repayment. Borrowers, which are often limited partnerships formed to purchase a specific property, may receive limited cash flow from the property, be unable to service the total debt, and as a result fail to make required loan payments.

     At times prior to its acquisition by TCF, RCG had engaged in the business of guaranteeing certain industrial development and housing revenue bonds issued by government authorities to finance commercial and multi-family real estate projects for private owners/developers. In the event of a default by the borrowers, TCF, as acquiring entity, may be required to fund the amount of its guarantee or acquire the then outstanding bonds, and in order to recover these amounts may be forced to foreclose on the underlying real estate. In such an event, TCF would be subject to the risk of market declines in the values of such properties. Management has considered these guarantees in its review of the adequacy of industrial revenue bond reserves. The balance of such financial guarantees at December 31, 1994 and 1993 was $18.6 million and $20.8 million, respectively. TCF no longer engages in the business of issuing such guarantees. Additional information concerning such guarantees is set forth in Note 16 of Notes to Consolidated Financial Statements on pages 54 through 56 of TCF's 1994 Annual Report, incorporated herein by reference.

COMMERCIAL BUSINESS LENDING

     TCF has engaged in general commercial business lending operations since 1983. Commercial business loans may be secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis. At December 31, 1994, TCF had $100.4 million in commercial business loans outstanding, with an average individual balance of $431,000.

     Prior to 1993, TCF experienced a reduction in its commercial business lending activities. TCF attributed this reduction to more stringent underwriting standards as well as to uncertain economic conditions. In 1993 and 1994, TCF has sought to expand its commercial business lending activity by lending to small and medium-sized businesses and professionals through the TCF Savings Banks. TCF's commercial business lending activities encompass loans with a broad variety of purposes, including corporate working capital loans and loans to finance the purchase of equipment or other acquisitions. TCF also makes loans to individuals who use the funds for business or personal purposes. As part of its commercial business and commercial real estate lending activities, TCF also issues standby letters of credit. At December 31, 1994, TCF had 37 such standby letters of credit outstanding in the aggregate amount of $18.1 million.

     Recognizing the generally increased risks associated with commercial business lending, TCF originates commercial business loans in order to increase its short-term, variable-rate asset base and to contribute to its profitability through the higher rates earned on these loans. TCF concentrates on originating commercial business loans primarily to middle-market companies based in its primary markets with borrowing requirements of less than $10 million. Approximately 86% of TCF's commercial business loans outstanding at December 31, 1994 were to borrowers based in its primary markets.

CLASSIFIED ASSETS, LOAN DELINQUENCIES AND DEFAULTS

     TCF has established a classification system for individual commercial loans or other assets based on OTS regulations under which all or part of a loan or other asset may be classified as "substandard," "doubtful," "loss" or "special mention." It has also established overall ratings for various credit portfolios. A loan or other asset is placed in the substandard category when it is considered to have a well-defined weakness. A loan or other asset is placed in the doubtful category when some loss is likely but there is still sufficient uncertainty to permit the asset to remain on the books at its full value. All or a portion of a loan or other asset is classified as loss when it is considered uncollectible, in which case it is generally charged off. In some cases, loans or other assets for which there is perceived some possible exposure to credit loss are classified as special mention. Loans and other assets that are classified are subject to periodic review of their appropriate regulatory classifications. See "REGULATION -- Classification of Assets."

     The following table summarizes information about TCF's non-accrual, restructured and past due loans:


                                                                       AT DECEMBER 31,
                                                   ----------------------------------------------------
                                                    1994        1993        1992       1991        1990
                                                    ----        ----        ----       ----        ----
                                                                      (IN MILLIONS)
  Non-accrual loans                                $  9.5      $ 17.4      $ 16.1     $ 20.7      $ 27.8
  Restructured loans                                  3.0         7.4        48.6       29.0        20.2
                                                   ------      ------      ------     ------      ------

    Total non-accrual and restructured
      loans                                        $ 12.5      $ 24.8      $ 64.7     $ 49.7      $ 48.0
                                                   ------      ------      ------     ------      ------
                                                   ------      ------      ------     ------      ------

  Accruing loans 90 days or more past due          $  2.0      $  2.9      $  1.3     $  2.6      $  2.8
                                                   ------      ------      ------     ------      ------
                                                   ------      ------      ------     ------      ------

     The accrual of interest income is generally discontinued when loans become 90 days past due with respect to either principal or interest unless such loans are adequately secured and in the process of collection. See "Financial Review -- Financial Condition - Non-Performing Assets" on pages 33 and 34 of TCF's 1994 Annual Report, incorporated herein by reference, for information regarding other problem loans in TCF's portfolio.

     TCF has established loan loss reserves for known and anticipated problem loans as well as for loans which are not currently known to require a specific reserve allocation. Total loan loss reserves at December 31, 1994 were $31.6 million, which amounts to 1.02% of gross loans outstanding. The following table summarizes the allocation of the allowance for loan losses (includes general and specific loss allocations):



                                                                                                 ALLOCATIONS AS A PERCENTAGE OF
                                                                                               GROSS LOANS OUTSTANDING BY TYPE(1)
                                                AT DECEMBER 31,                                            AT DECEMBER 31,
                                -------------------------------------------------------       -----------------------------------
                                   1994        1993        1992        1991        1990        1994    1993   1992   1991   1990
                                ---------   --------    -------     --------    -------       -----    ----   ----   ----   ----
                                                 (DOLLARS IN THOUSANDS)
Residential real estate         $  1,671    $  1,789    $  1,932    $  1,930    $  2,553        .13%    .17%   .22%   .27%   .35%
Commercial real estate             8,916      10,209       9,151      15,371      16,660       1.40    1.49   1.10   1.70   1.74
Commercial business                1,563       1,556         900       1,406       1,770       1.56    1.74   1.12   1.57   1.76
Consumer                          10,027       6,777       7,266       6,713       7,615        .91     .74    .80    .75    .78
Unallocated                        9,471       5,724          --          --          --        N.A     N.A     --     --     --
                               ---------   ---------   ---------   ---------   ---------
  Total allowance balance      $  31,648   $  26,055   $  19,249   $  25,420   $  28,598       1.02     .94    .72    .98   1.04
                               ---------   ---------   ---------   ---------   ---------
                               ---------   ---------   ---------   ---------   ---------

___________________________
(1)  Excluding loans held for sale.
N.A. - Not applicable.

     The following table summarizes the percentage of the outstanding balance of gross loans in each category to total gross loans, excluding loans held for sale:


                                                   AT DECEMBER 31,
                                 ---------------------------------------------
                                 1994      1993      1992       1991      1990
                                 ----      ----      ----       ----      ----
Residential real estate          40.7%     38.5%     32.1%      27.3%     26.2%
Commercial real estate           20.5      24.9      31.0       34.8      34.7
Commercial business               3.2       3.3       3.0        3.5       3.6
Consumer                         35.6      33.3      33.9       34.4      35.5
                                -----     -----     -----      -----     -----
                                100.0%    100.0%    100.0%     100.0%    100.0%
                                -----     -----     -----      -----     -----
                                -----     -----     -----      -----     -----

     The following table summarizes additional information about TCF's allowance for loan losses:


                                                                                      YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                           1994           1993           1992           1991            1990
                                                         --------       --------       --------      ---------      ---------
                                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year                             $ 26,055       $ 19,249       $ 25,420      $  28,598      $  16,552
Adjustments for pooling-of-interests                           --            (56)            --             --             --
Charge-offs:
  Residential real estate                                    (860)          (728)        (1,117)          (843)        (1,915)
  Commercial real estate                                   (2,699)       (11,754)       (15,043)       (15,841)        (7,166)
  Commercial business                                        (633)           (59)          (978)        (1,519)        (1,354)
  Consumer                                                 (3,548)        (3,491)        (4,381)        (6,275)        (6,924)
                                                         --------       --------       --------       --------       --------
                                                           (7,740)       (16,032)       (21,519)       (24,478)       (17,359)
                                                         --------       --------       --------       --------       --------
Recoveries:
  Residential real estate                                     222            260            290            403            963
  Commercial real estate                                    1,250          1,372            885            933            300
  Commercial business                                          34            101            740             95            257
  Consumer                                                    926            954          1,010          1,279          1,040
                                                         --------       --------       --------       --------       --------
                                                            2,432          2,687          2,925          2,710          2,560
                                                         --------       --------       --------       --------       --------
    Net charge-offs                                        (5,308)       (13,345)       (18,594)       (21,768)       (14,799)
Provision charged to operations                            10,901         20,207         12,423         18,590         23,858
Acquired allowance                                             --             --             --             --          2,987
                                                         --------       --------       --------       --------       --------
Balance at end of year                                   $ 31,648       $ 26,055       $ 19,249       $ 25,420       $ 28,598
                                                         --------       --------       --------       --------       --------
                                                         --------       --------       --------       --------       --------
Ratio of net loan charge-offs to average loans
  outstanding (1)                                             .18%           .50%           .69%           .83%           .53%
Year-end allowance as a percentage of year-end gross
  loan balance (1)                                           1.02            .94            .72            .98           1.04

_________________________________
(1)  Excluding loans held for sale.

     In addition to its allowance for loan losses, TCF had an allowance for real estate losses of $730,000 and an industrial revenue bond reserve of $2.8 million at December 31, 1994. Additional information concerning TCF's allowances for loan and real estate losses and industrial revenue bond reserves is set forth in "Financial Review -- Financial Condition - Allowances for Loan and Real Estate Losses and Industrial Revenue Bond Reserves" on pages 31 to 33 and in Note 8 of Notes to Consolidated Financial Statements on pages 48 and 49 of TCF's 1994 Annual Report, incorporated herein by reference.

     A summary of the industrial revenue bond reserves follows:


                                                                       YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                1994           1993           1992             1991           1990
                                               --------       ---------      -------          ------        -------
                                                                         (IN THOUSANDS)
Balance at beginning of year                   $  2,689       $  1,463       $  2,881         $  408        $    --
  Adjustments for pooling-of-interests               --            225             --             --             --
  Provisions for losses                              --          1,726            767          2,473          2,008
  Net (charge-offs) recoveries                       70          (725)        (2,185)             --        (1,600)
                                               --------       --------       --------       --------       --------
Balance at end of year                         $  2,759       $  2,689       $  1,463       $  2,881       $    408
                                               --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------

     Prior to being acquired by TCF, RCG had entered into agreements guaranteeing certain industrial development and housing revenue bonds issued by municipalities to finance commercial and multi-family real estate owned by third parties. In the event a third-party borrower defaults on principal or interest payments on the bonds, TCF, as acquiring entity, is required to either fund the amount in default or acquire the then outstanding bonds. TCF may foreclose on the underlying real estate to recover amounts in default. The balance of such financial guarantees at December 31, 1994 and 1993 was $18.6 million and $20.8 million, respectively. Management has considered these guarantees in its review of the adequacy of the industrial revenue bond reserves.

     A summary of the allowance for real estate losses follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1994           1993          1992
                                                            --------        -------       --------
                                                                          (IN THOUSANDS)
     Balance at beginning of year                           $  1,968        $  2,291      $   7,603
          Adjustments for pooling-of-interests                  -               (513)           -
          Provision for losses                                 2,373          11,743         22,054
          Charge-offs                                         (3,611)        (11,553)       (27,366)
                                                            --------        --------      ---------
     Balance at end of year                                 $    730        $  1,968      $   2,291
                                                            --------        --------      ---------
                                                            --------        --------      ---------

    Real estate acquired through foreclosure (including real estate in judgment and in-substance foreclosures) is carried at the lower of cost or fair value minus estimated costs to sell the properties. See "OTHER INFORMATION--Recent Accounting Developments."

     Real estate charge-offs in 1993 reflect $4.2 million in charge-offs of TCF's investment in New York City cooperative apartment units, and sales of commercial real estate properties at less than previously estimated fair values. TCF's remaining investment in the cooperative units (excluding loans to purchasers of cooperative units and loans to the cooperative apartment corporations secured by underlying real estate) totaled $528,000 and $1.8 million at December 31, 1994 and 1993, respectively.

     Real estate charge-offs in 1992 exceeded the allowance for real estate losses at December 31, 1991 primarily due to a decline in the market value of cooperative units and other commercial real estate properties and sales of commercial real estate properties at less than previously estimated fair values. The presence of various factors added a degree of uncertainty to management's determination of the estimated fair values of certain foreclosed commercial real estate properties at December 31, 1991. These factors included the existence of a number of large out-of-territory properties which have a substantially greater risk of loss, the inability to gain access and obtain updated appraisals for certain in-substance foreclosed properties, the limited market for certain of the properties, and environmental concerns for one property which was subsequently sold. TCF disposed of a number of foreclosed commercial real estate properties in 1992 at lower prices in order to reduce future legal and other expenses, minimize future holding costs and reduce TCF's exposure to further declines in market values. Reducing non-performing assets in 1992 enabled TCF to improve its financial performance and regulatory ratings.

     The allowance for real estate losses is based on management's periodic analysis of real estate holdings. In this analysis, management considers factors including, but not limited to, general economic and market conditions, geographic location, composition and appraisals of the real estate holdings and property conditions. The carrying values of foreclosed real estate are based on appraisals, prepared by certified appraisers, whenever possible. TCF reviews each external commercial real estate appraisal it receives for accuracy, completeness and reasonableness of assumptions used. A renewed weakness in commercial real estate markets may result in further declines in values of the properties or the sale of individual properties at less than previously estimated values, resulting in additional charge-offs. TCF recognizes the effect of such events in the periods in which they occur.

     When property acquired in settlement of loans is sold, TCF may also provide financing for the sale and, in some cases, may provide a "loan to facilitate," which is a loan that may be made at below market rates or feature other terms not normally offered to other borrowers. If a loan to facilitate is made at a rate below market, TCF records a loan discount in order to bring the yield on the loan to a market interest rate.


                              INVESTMENT ACTIVITIES

     Federal savings banks such as the TCF Savings Banks have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. The TCF Savings Banks must maintain minimum levels of liquid assets specified by the OTS. These minimum levels are subject to change. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The TCF Savings Banks must also meet reserve requirements of the Federal Reserve Board ("FRB"), which are imposed based on amounts on deposit in various types of deposit categories. See "REGULATION -- Liquidity and Reserve Requirements."

     In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." TCF adopted SFAS No. 115 effective January 1, 1994. Information on TCF's adoption of SFAS No. 115 is provided in Note 1 of Notes to Consolidated Financial Statements on pages 43 and 44 of TCF's 1994 Annual Report, incorporated herein by reference.

     Following is a table indicating the investments comprising TCF's portfolio, excluding securities available for sale:


                                                                                      AT DECEMBER 31,
                                                                        -------------------------------------------
                                                                             1994          1993               1992
                                                                        -----------     ----------        ---------
                                                                                      (IN THOUSANDS)
Interest-bearing deposits with banks                                    $  190,698      $  10,512         $  26,534
                                                                        ----------      ---------         ---------
Federal funds sold                                                           6,900        105,500           100,000
                                                                        ----------      ---------         ---------
U.S. Government and other marketable securities held to maturity:
  U.S. Government and agency obligations                                        50         66,961            51,428
  Corporate bonds                                                               --          3,000            12,981
  Bankers' acceptances                                                          --          6,997            24,842
  Commercial paper                                                           3,478          3,244            17,817
  Other                                                                         --          1,058            26,561
                                                                        ----------      ---------         ---------
                                                                             3,528         81,260           133,629
                                                                        ----------      ---------         ---------

Federal Home Loan Bank stock                                                42,525         37,849            33,601
                                                                        ----------      ---------         ---------
                                                                        $  243,651     $  235,121        $  293,764
                                                                        ----------      ---------         ---------
                                                                        ----------      ---------         ---------


     Information regarding the carrying values and fair values of TCF's investment securities portfolio is set forth in Note 3 of Notes to Consolidated Financial Statements on page 46 of TCF's 1994 Annual Report, incorporated herein by reference. A summary of yields by scheduled maturities for indicated investment securities at December 31, 1994 and December 31, 1993 is set forth on page 68 of TCF's 1994 Annual Report, incorporated herein by reference.


     Following is a table indicating the investments comprising TCF's securities available for sale portfolio:


                                                                          AT DECEMBER 31,
                                                             ---------------------------------------
                                                                1994           1993            1992
                                                             ---------      ----------     ---------
                                                                         (IN THOUSANDS)
U.S. Government and other marketable securities:
  U.S. Government and agency obligations                     $  50,912      $      --      $   1,000
  Commercial paper                                              14,843             --             --
  Other                                                             30         10,236             --
                                                             ---------      ---------      ---------
                                                                65,785         10,236          1,000
                                                             ---------      ---------      ---------
Mortgage-backed securities                                          --             --        255,624
                                                             ---------      ---------      ---------
                                                             $  65,785      $  10,236      $ 256,624
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------


     Information regarding the carrying values and fair values of TCF's securities available for sale portfolio is set forth in Note 4 of Notes to Consolidated Financial Statements on page 47 of TCF's 1994 Annual Report, incorporated herein by reference. A summary of yields by scheduled maturities for securities available for sale at December 31, 1994 and December 31, 1993 is set forth on page 68 of TCF's 1994 Annual Report, incorporated herein by reference.

                                SOURCES OF FUNDS
DEPOSITS

     Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic conditions, interest rates, money market conditions and other factors. Although TCF's overall levels of deposits have recently stabilized, demand for certain types of deposit products, such as certificates of deposit, has declined in recent periods. Higher-cost borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or net deposit outflows, or to support expanded activities.

     Consumer and commercial deposits are attracted principally from within TCF's primary market areas through the offering of a broad selection of deposit instruments including consumer and commercial demand deposit accounts, Negotiable Order of Withdrawal or "NOW" (interest-bearing checking) accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.

     The composition of TCF's deposits has a significant impact on its cost of funds. In recent years, TCF's marketing strategy has emphasized attracting deposits held in checking and regular savings accounts. These accounts provide significant fee income and are a source of low-interest cost funds. Checking and savings accounts comprised 41% of total deposits at December 31, 1994, up from 40% of total deposits at December 31, 1993, and 36% at December 31, 1992. In addition, there were approximately 826,000 retail checking and savings accounts at December 31, 1994, compared with approximately 805,000 and 750,000 such accounts at December 31, 1993 and 1992, respectively. The acquisition of deposits by TCF Michigan contributed to the increase in such accounts in 1993. Total deposits at TCF as of December 31, 1994 were $3.8 billion, down $282.9 million from total deposits at December 31, 1993. The following table sets forth the deposit flows for each of the years in the three-year period ended December 31, 1994:


                                                                         YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                            1994                1993                1992
                                                      -----------         -----------         ------------
                                                                         (IN THOUSANDS)
Net withdrawal of deposits                            $  (407,349)        $  (275,816)        $  (233,836)
Adjustments for pooling-of-interests                           --              (7,529)                 --
Deposits purchased                                             --             246,040                  --
Interest credited                                         124,405             135,155             181,554
                                                      -----------          ----------         ------------
   Net increase (decrease) in deposits                $  (282,944)         $   97,850         $   (52,282)
                                                      -----------          ----------         ------------
                                                      -----------          ----------         ------------


     The following table shows rate and maturity information as of December 31, 1994, and rate information as of December 31, 1993, for TCF's certificates of deposit:


                                                          INTEREST CATEGORY
                                       -----------------------------------------------------------------
                                          1.00 -         3.00-          4.00-        6.00-         8.00-                    % OF
MATURITY WITHIN THE YEAR ENDING           2.99%          3.99%          5.99%        7.99%        13.99%           TOTAL    TOTAL
-------------------------------        ---------      ----------     ----------    --------     --------      -----------   -----
                                                                             (DOLLARS IN THOUSANDS)
December 31, 1995                      $  87,706      $  225,476     $  796,485    $ 178,705    $  25,853     $ 1,314,225   72.1%
December 31, 1996                             15          35,768        160,631      104,592        5,638         306,644   16.8
December 31, 1997                              1          11,310         60,500       35,076          595         107,482    5.9
Thereafter                                    --              29         61,426       32,361        1,769          95,585    5.2
                                       ---------      ----------     ----------    ---------    ---------     -----------  -----
Total at December 31, 1994             $  87,722      $  272,583     $1,079,042    $ 350,734    $  33,855     $ 1,823,936  100.0%
                                       ---------      ----------     ----------    ---------    ---------     -----------  -----
                                       ---------      ----------     ----------    ---------    ---------     -----------  -----

Total at December 31, 1993             $ 158,517      $  707,886     $  608,909    $ 367,300    $ 134,348     $ 1,976,960
                                       ---------      ----------     ----------    ---------    ---------     -----------
                                       ---------      ----------     ----------    ---------    ---------     -----------



     Information concerning TCF's deposits is set forth in "Financial Review -- Financial Condition - Deposits" on page 35 and in Note 12 of Notes to Consolidated Financial Statements on pages 50 and 51 of TCF's 1994 Annual Report, incorporated herein by reference.

BORROWINGS

     The FHLB System functions as a central reserve bank providing credit for thrift institutions through a regional bank located within a particular thrift's assigned region. As members of the FHLB System, the TCF Savings Banks are required to own a minimum level of FHLB capital stock and are authorized to apply for advances on the security of such stock and certain of their loans and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. TCF's FHLB advances totaled $650.9 million at December 31, 1994, compared with $396.7 million at December 31, 1993. FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rates and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB's assessment of the institution's creditworthiness. See "REGULATION -- Federal Home Loan Bank System."

     As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements ("reverse repurchase agreements") with the FHLMC or major investment bankers utilizing government securities or mortgage-backed securities as collateral. Reverse repurchase agreements totaled $170.1 million at December 31, 1994, compared with $129.8 million at December 31, 1993. Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a reverse repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and it is TCF's policy to enter into reverse repurchase agreements only with institutions with a satisfactory credit history.

     The use of reverse repurchase agreements may expose TCF to certain risks not associated with other sources of funds, including possible requirements to provide additional collateral and the possibility that such agreements may not be renewed. If for some reason TCF were no longer able to obtain reverse repurchase agreement financing, it would be necessary for TCF to obtain alternative sources of short-term funds. Such alternative sources of funds, if available, may be higher- cost substitutes for the reverse repurchase agreement funds.

     Information concerning TCF's FHLB advances, reverse repurchase agreements and other borrowings, and exposure to interest rate risk is set forth in "Financial Review -- Financial Condition - Asset/ Liability Management - Interest Rate Risk," on pages 36 and 37, in Note 13 of Notes to Consolidated Financial Statements on pages 51 and 52, and in the tables which set forth maximum and average borrowing levels on page 68 of TCF's 1994 Annual Report, incorporated herein by reference.

                                OTHER INFORMATION

ACTIVITIES OF SUBSIDIARIES OF TCF FINANCIAL

     TCF's business operations include those conducted by direct and indirect subsidiaries of TCF Financial. The TCF Savings Banks are permitted to invest an amount equal to 2% of their assets (excluding those of its subsidiaries) in subsidiaries called service corporations. Up to an additional 1% of assets may be invested in certain types of community development projects. Under OTS regulations, the ability of thrift institutions to invest an additional amount up to 50% of their risk-based capital in conforming loans to service corporations is tied to an institution's compliance with regulatory capital requirements. Service corporations are authorized by regulation to engage in various activities reasonably related to the activities of federal savings associations as approved by the OTS. See "REGULATION -- Limitations on Certain Investments."

     In addition to investments in service corporations, the TCF Savings Banks are also permitted to form subsidiaries known as operating subsidiaries. Operating subsidiaries are permitted to engage in activities permitted for federal savings associations and are not subject to the service corporation investment limitations. See "REGULATION -- Limitations on Certain Investments."

     During the year ended December 31, 1994, TCF subsidiaries were principally engaged in the following activities:

     Mortgage Banking

     TCF Mortgage Corporation, a subsidiary of TCF Minnesota, originates, sells and services residential mortgage loans. At December 31, 1994, it operated 10 offices in the Minneapolis-St. Paul metropolitan area, and an office each in Rochester, Faribault and St. Cloud, Minnesota. A subsidiary of TCF Mortgage Corporation is involved in a joint venture, known as Great Lakes Mortgage, with Burnet Mortgage Corporation, an affiliate of Burnet Realty Inc., for the origination of residential mortgage loans from offices of Burnet Realty.

     Annuities and Investment Services

     TCF Financial Insurance Agency, Inc., TCF Financial Insurance Agency Illinois, Inc., TCF Financial Insurance Agency Wisconsin, Inc. and TCF Financial Insurance Agency Michigan, Inc. are insurance agencies engaging in the sale of single premium tax-deferred annuities. TCF Securities, Inc., which commenced business in November 1993, engages in the sale of mutual fund products of Putnam Investments.

     Insurance, Title Insurance and Appraisal Services

     TCF Agency Minnesota, Inc., TCF Agency Wisconsin, Inc. and TCF Agency Illinois, Inc. provide various types of insurance, principally credit-related insurance, marketed primarily to TCF's customers. In the event TCF becomes a bank holding company, it could be required to discontinue insurance operations which are not credit related. North Star Title, Inc. is a title insurance agent for several title insurance underwriters, operating primarily in Minnesota and Illinois and providing title insurance, real estate abstracting, and closing services to affiliates and third parties. North Star Real Estate Services, Inc. provides real estate appraisal services to its affiliates and to third parties. In the event TCF becomes a bank holding company, it could be required to divest its title insurance operations, or to restrict its title insurance and related activities. See "REGULATION -- Regulation of TCF Financial and Affiliate and Insider Transactions."

     Consumer Finance

     TCF Financial Services, Inc. and TCF Consumer Financial Services, Inc., make loans to consumers for personal, family or household purposes such as the financing of home improvements, automobiles and vacations.

RECENT ACCOUNTING DEVELOPMENTS

     During the past several years, there has been an ongoing review of the accounting principles and practices used by financial institutions for certain types of transactions. This review is expected to continue by thrift and banking regulators, the Securities and Exchange Commission ("SEC"), the FASB, the American Institute of Certified Public Accountants ("AICPA") and other organizations. As a result of this process, there have been new accounting pronouncements which have had an impact on TCF. Further developments may be forthcoming in light of this ongoing review process. See "REGULATION -- Accounting and Investments."

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Additional information on SFAS No. 114 and SFAS No. 118 is set forth in "Financial Review--Financial Condition - Non-Performing Assets" on pages 33 and 34 of TCF's 1994 Annual Report, incorporated herein by reference.

     In June 1994, the FASB issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans." Additional information on this proposed statement is set forth in "Financial Review--Results of Operations - Non-Interest Expense" on pages 27 and 28 of TCF's Annual Report, incorporated herein by reference.

     In November 1993, the FASB issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards, "Accounting for the Impairment of Long-Lived Assets." This proposed statement addresses the accounting for the impairment of long-lived assets, identifiable intangibles, and goodwill related to those assets. It would establish guidance for recognizing and measuring impairment losses and would require that the carrying amount of impaired assets be reduced to fair value. This proposed statement would require long-lived assets and identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized. Otherwise, an impairment loss would not be recognized. The proposed statement would be effective for financial statements issued for fiscal years beginning after June 15, 1995. It is too early to predict whether the proposed statement will be adopted in its current form, or what effect, if any, it will have on TCF's results of operations.

     In October 1993, the Accounting Standards Executive Committee of the AICPA issued a proposed SOP, "Identifying and Accounting for Real Estate Loans that Qualify as Real Estate Investments." This proposed SOP applies to all entities that make or acquire real estate loans. It provides guidance on identifying and accounting for real estate loans that qualify as real estate investments for financial reporting purposes. Such loans may include real estate acquisition, development, and construction ("ADC") loans, loans on operating real estate, convertible mortgages, and shared appreciation (participating) mortgages. It requires real estate loans that do not meet certain criteria to be classified and accounted for as real estate investments. For purposes of applying the proposed SOP, a loan classified and accounted for as a real estate investment is considered the equivalent of an investment by the lender in a hypothetical partnership, the assets of which include the subject real estate. The proposed SOP does not apply to (1) troubled debt restructurings, foreclosures, or in-substance foreclosures relating to real estate loans accounted for as loans using the criteria set forth in the proposed SOP, (2) debtors, (3) real estate loans resulting from the lender's sale of real estate, (4) permanent mortgage real estate loans on one- to four-family residential properties, or (5) small real estate loans evaluated for impairment by the lender in the aggregate. The proposed SOP would apply to real estate loans entered into or purchased after December 31, 1994. Earlier application is encouraged. It is too early to predict whether the proposed SOP will be adopted in its current form, or what effect, if any, it will have on TCF's results of operations or regulatory capital.

COMPETITION

     TCF Minnesota is the largest savings bank and third largest depository institution headquartered in Minnesota. TCF Illinois, TCF Wisconsin and TCF Michigan compete with a number of larger depository institutions in their market areas. The TCF Savings Banks experience significant competition in attracting and retaining deposits and in lending funds. TCF believes the primary factors in competing for deposits are the ability to offer attractive rates and products, convenient office locations and supporting data processing systems and services. Direct competition for deposits comes primarily from commercial banks and credit unions, and from other savings institutions. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. The primary factors in competing for loans are interest rates, loan origination fees and the range of services offered. TCF competes for origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer finance companies, credit unions, insurance companies and other savings institutions.

ACQUISITIONS

     Since 1992, TCF has been actively exploring a number of possible acquisition opportunities in the Midwest. As previously noted, during 1995 TCF completed its acquisition of Great Lakes and during 1993 TCF acquired RCG and certain deposit liabilities and assets of First Federal Savings and Loan Association, Pontiac, Michigan. In addition, in 1993, TCF acquired from Prospect Federal Savings Bank its Lombard, Illinois branch, with more than $24 million in deposits.

     Prior to 1990, TCF expanded its operations through the acquisition of a number of savings and loan associations. In accordance with generally accepted accounting principles, certain of these acquisitions were accounted for using the purchase method of accounting. All assets acquired and liabilities assumed were adjusted to fair market value as of the dates of acquisition. In accordance with SFAS No. 109, a deferred tax asset was recorded for the tax benefits resulting from the difference in value assigned to various acquired assets under the purchase method of accounting and their tax basis. To the extent required under SFAS No. 109, a tax valuation allowance was also recorded. The fair market value of the liabilities assumed exceeded the fair market value of the assets acquired in each of the acquisitions. The difference, goodwill and deposit base intangibles, has been recorded in TCF's consolidated financial statements as an asset. For acquisitions initiated or completed prior to September 30, 1982, goodwill is being amortized over 25 years on a straight-line basis. For acquisitions initiated or completed after September 30, 1982, goodwill is being amortized by the level-yield method based upon the outstanding balances, and over the estimated remaining lives, of the long-term assets acquired. Deposit base intangibles are amortized over 10 years on a straight-line basis. TCF periodically re-evaluates the periods of amortization to determine whether current conditions warrant revised estimates of useful lives. Following these acquisitions, numerous legal and regulatory restrictions were imposed on the TCF Savings Banks' ability to include such goodwill and deposit base intangibles as part of regulatory capital. See "REGULATION -- Regulatory Capital Requirements."

     The fair market value of the assets acquired and liabilities assumed in acquisitions accounted for using the purchase method of accounting generally differed from the face amount of such assets and liabilities. The resultant premiums and discounts are being amortized over the expected remaining lives of such assets and liabilities. The fair market value of acquired loans and mortgage-backed securities for these acquisitions was generally determined to be less than the unpaid principal balance. The difference, loan discount, results primarily from the fact that the acquired loans had contractual interest rates lower than prevailing market rates at the date of acquisition. The loan discount, for loans not subsequently sold, is being amortized into income using the level-yield method over the remaining contractual lives of the loans, adjusted for anticipated prepayments.

     The following table sets forth the actual effect on results of operations for the years since acquisition through 1994 and the proforma effect on future years' results of operations of the amortization of the valuation adjustments recorded in connection with TCF's acquisitions. The proforma amortizations have been calculated on the basis of the assumptions explained above. If these assumptions are not realized, the actual amortization of these valuation adjustments will vary. The category in the table entitled "Amortization of Other Discounts and Premiums" includes discounts and premiums equal to the difference between the fair market values of the assets (other than loans) acquired and the liabilities assumed and the recorded values of such assets and liabilities on the books of the acquired entities at the dates of acquisition. Such discounts and premiums are being amortized, where applicable, using the straight-line method over periods of up to 40 years with respect to depreciable premises and equipment, and using the level-yield method with respect to interest-earning assets and interest-bearing liabilities.


                                                     AMORTIZA-                                     EFFECT ON        GOODWILL
                                                       TION    AMORTIZATION                        NET INCOME       REDUCTION
                                    AMORTIZA-        OF OTHER   OF GOODWILL                      (LOSS) BEFORE       DUE TO
                                      TION           DISCOUNTS  AND DEPOSIT        WRITE-OFF/        INCOME      THE RECOGNITION
                                     OF LOAN            AND         BASE          REDUCTION OF         TAX         OF ACQUIRED
                                    DISCOUNTS        PREMIUMS   INTANGIBLES         GOODWILL         EXPENSE      TAX BENEFITS(3)
                                    ----------       --------   -----------       ------------    ------------   ----------------
                                                                         (IN THOUSANDS)
Year Ended December 31,
-----------------------
Actual:
  Prior to 1990                     $  50,850         $ (701)     $ (47,768)      $  (6,898)(1)      $  (4,517)    $  (74,427)
  1990                                  5,177             89         (4,723)        (10,169)(2)         (9,626)            --
  1991                                  3,266            622         (3,853)             --                 35         (6,975)
  1992                                  2,585            122         (3,830)             --             (1,123)        (1,884)
  Adjustments for pooling-
    of-interests                          (69)           164           (104)             --                 (9)            --
  1993                                  1,756            106         (2,957)             --             (1,095)            --
  1994                                  1,051             86         (3,257)             --             (2,120)            --
                                    ---------         ------      ---------       ---------          ---------     ----------
                                       64,616            488        (66,492)        (17,067)           (18,455)       (83,286)
                                    ---------         ------      ---------       ---------          ---------     ----------

Proforma:
  1995                                    358             20         (3,198)             --             (2,820)            --
  1996                                    217             23         (3,182)             --             (2,942)            --
  1997                                    124             19         (2,953)             --             (2,810)            --
  1998                                    106             13         (2,799)             --             (2,680)            --
  1999                                    102             10         (2,794)             --             (2,682)            --
  2000-2004                               302              2        (10,927)             --            (10,623)            --
  2005-2029                                --             17         (1,995)             --             (1,978)            --
                                    ---------         ------      ---------       ---------          ---------     ----------
                                        1,209            104        (27,848)              -            (26,535)            --
                                    ---------         ------      ---------       ---------          ---------     ----------
    Total                           $  65,825         $  592      $ (94,340)      $ (17,067)         $ (44,990)    $  (83,286)
                                    ---------         ------      ---------       ---------          ---------     ----------
                                    ---------         ------      ---------       ---------          ---------     ----------

_______________________
(1) The premium received on the sale of seven branches of TCF's Texas thrift subsidiary in 1987 was applied to reduce goodwill.
(2) Represents the write-off of all remaining goodwill associated with TCF's Texas thrift subsidiary in connection with restructuring activities undertaken by TCF during the second quarter of 1990.
(3) Represents the reduction of goodwill due to the realization of acquired tax benefits resulting from the reduction of tax valuation allowances as required by SFAS No. 109. These benefits were not recorded at the time of acquisition because of the uncertainty of realization.

     The following summarizes TCF's acquisitions since 1988 that were accounted for using the purchase method of accounting:


                                                                                   AT ACQUISITION DATE
                                                                     --------------------------------------------
                                                                           FAIR
                                                                        VALUE OF      FAIR VALUE        DEPOSIT
                                                                       LIABILITIES    OF ASSETS           BASE
                                                  DATE ACQUIRED         ASSUMED        ACQUIRED       INTANGIBLES
                                                  -------------      -------------    ----------      -----------
                                                                                    (IN MILLIONS)
Peerless Federal Savings
Bank, Chicago, Illinois (1)                     December 30, 1989       $  209.2       $  207.1         $  2.1

Lombard branch office of
  Prospect Federal Savings
  Bank, Lombard, Illinois                         August 16, 1993           25.3           25.3             --

First Federal Savings and Loan
  Association, Pontiac,
  Michigan (2)                                    August 27, 1993          223.7          209.1           14.6
                                                                        --------       --------        -------
                                                                        $  458.2       $  441.5        $  16.7
                                                                        --------       --------        -------
                                                                        --------       --------        -------

--------------------------------
(1)  Acquisition was entered into by RCG prior to its acquisition by TCF.
(2) TCF acquired $220.8 million of insured deposits and 15 branch offices of First Federal Savings and Loan Association, Pontiac, Michigan from the RTC.

EMPLOYEES

     As of December 31, 1994, TCF had approximately 3,600 employees, including 850 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, accident insurance, short- and long-term disability coverage, a pension plan and a shared contribution stock ownership-401(k) plan.


                                   REGULATION

LEGISLATIVE AND REGULATORY DEVELOPMENTS

     TCF Financial, as a publicly-held thrift holding company, and the TCF Savings Banks, as federally chartered savings banks with deposits insured by the FDIC, are subject to a number of laws and regulations that have undergone change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions, and numerous other requirements.

     In 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was signed into law. A number of significant changes resulted from this legislation, including more stringent capital requirements, limitations on thrift activities, expanded regulatory enforcement measures and changes to the deposit insurance system. The TCF Savings Banks (other than TCF Michigan, which was newly chartered by the OTS in August 1993) were chartered by the Federal Home Loan Bank Board ("FHLBB"). Under FIRREA, the FHLBB was abolished and its thrift chartering and certain regulatory functions passed to the newly created OTS, under the Treasury Department. All of the TCF Savings Banks are members of the FHLB System. FIRREA created a new independent agency known as the Federal Housing Finance Board ("FHFB"), which is the governing authority for the FHLB System. Under FIRREA, the Federal Savings and Loan Insurance Corporation ("FSLIC") was abolished and the role of the FSLIC as the insurer of thrift deposits passed to the FDIC through its SAIF.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), enacted by Congress in late 1991, requires federal regulators to impose a conservator or receivership on undercapitalized institutions and generally requires such early intervention when an institution's tangible capital falls below 2% of total assets, provides for the assessment of deposit insurance premiums based on assessed risk in the institution's asset portfolio, allows for charges for FDIC examinations, authorizes federal regulators to establish operating and other standards for insured institutions and their holding companies, requires certain disclosures for savings accounts and imposes liability on TCF Financial for capital deficiencies of the TCF Savings Banks under certain circumstances, among other significant changes.

     The Resolution Trust Corporation Completion Act, enacted in late 1993 accelerated the closing of the RTC to December 31, 1995 and reduced the maximum authorization for the SAIF to $8 billion from $32 billion through 1998, or until the SAIF reserve ratio reaches 1.25% of estimated insured deposits, whichever occurs earlier. Among a number of provisions dealing with the management and operation of the RTC and transitional issues relating to the transfer of the RTC's operations to the FDIC, the legislation restricts the use of SAIF funds to pay losses of the SAIF by requiring the Chairperson of the FDIC to certify that SAIF members are unable to pay additional premiums to cover such losses. It is not clear at this time what effect this legislation might have on future deposit insurance premiums to be paid by the TCF Savings Banks, but it could result in a premium increase or a competitive disadvantage to savings associations generally as a result of their failure to realize the benefits of lower deposit insurance premiums which may become available to commercial banks.

     In September 1994, the Riegle Community Development and Regulatory Improvement Act ("RCDRIA") was enacted. This legislation created a new federal program to assist community development banks serving economically distressed communities, and also made several changes to FDICIA designed to make certain regulatory requirements less burdensome, among other changes. Also in September 1994, the Riegle-Neal Interstate Banking Efficiency Act of 1994 ("RNIBEA") was enacted. Under this legislation, provisions of the Federal Deposit Insurance Act ("FDIA") and the Bank Holding Company Act of 1956 were amended, effective September 29, 1995, to permit bank holding company acquisitions of banks in any state, subject to certain requirements, and also to permit depository institutions with the same depository holding company parent to enter into arrangements under which a depository institution may act as agent for an affiliated depository institution. Among other changes, RNIBEA also amended HOLA and the FDIA to permit interstate bank mergers and acquisitions of out-of-state branches, effective June 1, 1997, in states that do not prohibit such transactions, provided that certain conditions are met.

     In recent years the legislative and regulatory environment has changed significantly for savings institutions, and future significant legislative and regulatory change is possible which will have an uncertain and possibly negative effect on TCF. The Clinton Administration has recently proposed consolidating all of the federal bank and thrift regulatory agencies. Legislative proposals for tax reform have sought the elimination of certain tax benefits for single premium annuities, which, if adopted, could impair TCF's ability to market annuity products. Recent legislation has limited the role of private lenders in education loans, and recent tax legislation has raised corporate tax rates, among other changes. Financial institutions have also increasingly been the subject of private class action lawsuits challenging escrow account practices, private mortgage insurance requirements and other practices, and TCF expects this trend will continue.

     The Community Reinvestment Act ("CRA") and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. In recent periods, federal regulatory agencies involved in the enforcement of the CRA, including the FRB, the OTS and the Department of Justice ("DOJ"), have indicated they will be seeking a more rigorous enforcement of the CRA. The DOJ is authorized to use the full range of its enforcement authority under the fair lending laws. The DOJ has authority to commence pattern or practice investigations of possible lending discrimination on its own initiative or through referrals from the federal financial institutions regulatory agencies, and to file lawsuits in federal court where there is reasonable cause to believe that such violations have occurred. The DOJ is also authorized to bring suit based on individual complaints filed with the Department of Housing and Urban Development where one of the parties to the complaint elects to have the case heard in federal court. A successful challenge to an institution's performance under the CRA and related laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief and the imposition of restrictions on mergers and acquisitions activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. The ultimate effects of the foregoing or other possible legal and regulatory developments cannot be predicted but may have an adverse impact on TCF.

     The TCF Savings Banks are subject to periodic examination by the OTS and the FDIC. Thrift regulatory authorities may impose on criticized institutions and, in certain cases, their holding companies, a number of restrictions or new requirements, including but not limited to growth limitations, dividend restrictions, individual increased regulatory capital requirements, increased loan and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     As previously disclosed, the Securities and Exchange Commission ("SEC") has conducted an investigation, in which the Company fully cooperated, concerning the appropriateness of the timing of loan and real estate provisions taken by TCF in the second quarter of 1990. In 1994, the SEC staff at its Midwestern Regional Office indicated that the SEC had approved its recommendation that administrative proceedings be instituted, naming the Company as the sole respondent, and alleging that certain real estate assets were overvalued prior to the second quarter of 1990 and that losses or reserves recognized or taken on these assets during the second quarter of 1990 should have been recognized or taken at various times during the preceding three quarters. Subsequently, TCF instituted discussions with the SEC staff to ascertain whether the proceedings could be settled on a mutually acceptable basis, and these discussions were ongoing as of late March 1995. The staff's allegations do not concern any matters occurring later than the second quarter of 1990. TCF is of the view that the ultimate resolution of the matter will not have a material effect on TCF's overall financial condition, operations or profitability.

REGULATORY CAPITAL REQUIREMENTS

     FIRREA mandated significant new regulatory capital requirements for thrift institutions. Under minimum regulatory capital regulations issued pursuant to FIRREA by the Director of the OTS, thrift institutions are required to have "core capital" equal to no less than 3% of adjusted total assets and "tangible capital" equal to no less than 1.5% of adjusted total assets. In addition, thrift institutions are required to maintain "risk-based capital" equal to 8% of risk-weighted assets.

     Under FDICIA, banking and thrift regulators are required to take prompt regulatory action against institutions which are undercapitalized. FDICIA requires banking and thrift regulators to categorize institutions as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." A savings institution will be deemed to be well-capitalized if it: (i) has a total risk-based capital ratio of 10% or greater; (ii) has a Tier 1 (core) risk-based capital ratio of 6% or greater; (iii) has a leverage (core) ratio of 5% or greater; and (iv) is not subject to any order or written directive by the OTS to meet and maintain a specific capital level for any capital measure. The TCF Savings Banks are considered to be well-capitalized.

     In addition to the regulatory action required to be taken with respect to undercapitalized institutions, FDICIA also calls upon each financial institution regulatory agency, in consultation with other federal banking agencies, to review its capital standards at least once every two years to ensure that the standards are sufficient to prevent or minimize loss to the deposit insurance funds. In addition, the regulatory agencies are required to revise their risk-based capital standards to make sure that they take adequate account of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities.

     Tangible capital is generally defined as core capital (see discussion below) less intangible assets except that savings institutions may include the same dollar amount of purchased mortgage servicing rights in tangible capital that they include in core capital.

     Core capital generally includes common stockholder's equity, retained earnings, non-cumulative perpetual preferred stock and minority interests in the equity accounts of fully consolidated subsidiaries, less any "unidentifiable" intangible assets. Purchased mortgage servicing rights are exempted from the general requirement that unidentifiable intangible assets be excluded from capital, but the amount of servicing rights includible in capital is limited to the lower of 90% of fair market value to the extent determinable or the current amortized book value determined under generally accepted accounting principles ("GAAP"). In addition, as a matter of OTS policy, the amount of such purchased mortgage servicing rights included in core capital may not exceed the amount that would be included if the savings association were an insured state non-member bank governed by the FDIC's capital regulation.

     The OTS published a final rule on intangible assets in February 1994, effective March 4, 1994. The final rule implements Section 475 of FDICIA, which requires banking regulators to determine the amount of purchased mortgage servicing rights that may be includible in capital. The final rule defines "qualifying intangible assets" as purchased mortgage servicing rights and purchased credit card relationships, but excludes core deposit intangibles arising after March 4, 1994. Such assets may be included in core capital calculations up to 50% of core capital, subject to a sublimit of 25% of core capital in the case of purchased credit card relationships. Under the rule, these assets must be valued at the lower of 90% of fair market value or 100% of remaining unamortized book value.

     In May 1994, the OTS, along with other federal banking agencies, published a joint notice of proposed rulemaking relating to risk-based capital requirements for recourse and direct credit substitutes designed to result in more consistent treatments of recourse and similar transactions among the banking agencies. The OTS has proposed to change capital requirements for the treatment of guarantee-type arrangements (such as standby letters of credit) that provide for the absorption of first-dollar losses and has proposed to make certain other changes for clarity and to include language codifying agency regulatory guidance. TCF does not believe that the proposed rule, if adopted, will have a material effect on the risk-based capital requirements of the TCF Savings Banks.

     Prior to January 1, 1995, eligible savings institutions were permitted to include in core capital "qualifying supervisory goodwill" consisting of "supervisory goodwill" up to the following percentages of adjusted total assets for the periods indicated:


           Period                                        Applicable Percentage
     Prior to January 1, 1992  . . . . . . . . . . . . . .       1.5%
     January 1, 1992 to December 31, 1992  . . . . . . . .       1.0%
     January 1, 1993 to December 31, 1993  . . . . . . . .       0.75%
     January 1, 1994 to December 31, 1994  . . . . . . . .       0.375%
     Thereafter  . . . . . . . . . . . . . . . . . . . . .       0.0%

     "Supervisory goodwill" includes goodwill resulting from the acquisition, merger, consolidation, purchase of assets or other business combination occurring before April 12, 1989, of: (i) a savings association where the fair market value of assets was less than the fair market value of liabilities at the acquisition date or (ii) a "problem institution." TCF believes that all of its goodwill is qualifying supervisory goodwill.

     Under the risk-based capital requirement, risk-weighted assets are determined by multiplying each of an institution's assets by specified risk weights. Certain off-balance sheet items must be converted into on-balance sheet equivalent amounts and then multiplied by specified risk weights. Applicable risk weights range from 0% to 100%. Cash, certain obligations of the federal government and similar items have a 0% risk weight. Certain government or agency insured or guaranteed loans or securities backed by these loans are risk-weighted at 20%. Loans secured by a first mortgage on a borrower's principal residence and certain qualifying commercial real estate loans are risk-weighted at 50%. Other consumer and commercial loans and other assets generally are risk-weighted at 100%.

     An institution may use "supplementary capital" to satisfy the risk-based capital requirement in an amount up to 100% of its core capital. Supplementary capital includes certain permanent capital instruments such as cumulative perpetual preferred stock and certain maturing capital instruments issued pursuant to OTS regulations.

     In determining their compliance with capital standards, institutions are precluded under FIRREA and related capital rules from including in capital their investment in subsidiaries engaged in activities which are impermissible for a national bank (subject, with certain exceptions, to a five-year "phase-out" period which expired on July 1, 1994). Institutions are also required, subject to the same phase-out period, to deduct from risk-based capital investments that would be considered equity investments under GAAP, that portion of land loans and nonresidential construction loans which have a loan-to-value ratio in excess of 80% and the amount of their investment in certain real estate assets acquired in satisfaction of debts previously contracted if the investment is to be held for a period longer than five years (or such longer period approved by the OTS). The TCF Savings Banks are required to exclude certain of their investments under the foregoing rules.

     The following table sets forth the TCF Savings Banks' calculation of their tangible, core and risk-based capital and applicable percentages of adjusted assets, together with the excess over the minimum capital requirements at December 31, 1994:


                                          TCF MINNESOTA           TCF ILLINOIS            TCF WISCONSIN          TCF MICHIGAN
                                        ----------------        ----------------        ----------------       ----------------
                                                                           (DOLLARS IN THOUSANDS)
Tangible capital                        $ 292,825   5.81%       $  44,819   6.30%       $  39,502   6.05%      $  16,003    7.20%
Tangible capital requirement               75,634   1.50           10,670   1.50            9,800   1.50           3,332    1.50
                                        ---------   ----        ---------   ----        ---------   ----       ---------    ----
  Excess                                $ 217,191   4.31%       $  34,149   4.80%       $  29,702   4.55%      $  12,671    5.70%
                                        ---------   ----        ---------   ----        ---------   ----       ---------    ----
                                        ---------   ----        ---------   ----        ---------   ----       ---------    ----
Core capital                            $ 320,673   6.34%       $  46,717   6.55%       $  39,502   6.05%      $  20,004    8.85%
Core capital requirement                  151,704   3.00           21,397   3.00           19,600   3.00           6,784    3.00
                                        ---------   ----        ---------   ----        ---------   ----       ---------    ----
  Excess                                $ 168,969   3.34%         $25,320   3.55%       $  19,902   3.05%      $  13,220    5.85%
                                        ---------   ----        ---------   ----        ---------   ----       ---------    ----
                                        ---------   ----        ---------   ----        ---------   ----       ---------    ----

Risk-based capital                      $ 350,096  12.01%       $  51,441  12.55%       $  43,820  12.78%      $  20,169   20.90%
Risk-based capital requirement            233,292   8.00           32,786   8.00           27,430   8.00           7,720    8.00
                                        ---------   ----        ---------   ----        ---------   ----       ---------    ----
  Excess                                $ 116,804   4.01%       $  18,655   4.55%       $  16,390   4.78%      $  12,449   12.90%
                                        ---------   ----        ---------   ----        ---------   ----       ---------    ----
                                        ---------   ----        ---------   ----        ---------   ----       ---------    ----


     On January 1, 1995, the amount of qualifying supervisory goodwill includible in core and risk-based capital decreased from .375% to 0% of tangible assets. Although it will not impact the TCF Savings Banks' results of operations or their ability to meet the minimum regulatory capital requirements, this scheduled phase-out of supervisory goodwill reduced TCF Minnesota's computed core and risk-based capital levels by approximately $13.4 million on January 31, 1995.

     The OTS has adopted an amendment to its risk-based capital requirements that requires institutions with more than a "normal" level of interest rate risk to maintain additional risk-based capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value." Net portfolio value is defined generally as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. The interest rate risk component creates a capital requirement based upon the decline in an institution's net portfolio value that would result from an immediate 200 basis point increase or decrease (whichever results in the greater decline) in prevailing interest rates. The OTS has defined as "above normal" any decline in an institution's net portfolio value that exceeds 2% of the present value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the present value of its total assets. Management does not believe the interest rate risk component will have a significant impact on the TCF Savings Banks' risk-based capital requirements.

     In the event a savings institution fails to comply with any of its existing or future minimum regulatory capital requirements or applicable capital adequacy standards, it would be required to file and implement a capital plan with the appropriate regulatory agencies, would be subjected to restrictions on growth and the payment of dividends, could have restrictions imposed on its ability to form new branches, invest in service corporations or operating subsidiaries and make equity risk investments, or be precluded from issuing securities as a means of raising additional capital, among other negative effects. Such failure could also permit the OTS to require that the institution subject itself to a restrictive business plan or supervisory agreement that could impose limits on dividends or compensation of officers and employees or impose other restrictions. Such failure could also permit the FDIC to initiate action resulting in the termination of deposit insurance.

     The ability of the TCF Savings Banks to maintain compliance with regulatory capital requirements may be adversely affected by unanticipated losses or lower levels of earnings, by new or increased regulatory capital requirements or by other factors. There is virtually no limit on the authority of the OTS or FDIC to take any appropriate action with respect to conditions or activities it considers unsafe or unsound, including failure to comply with minimum regulatory capital requirements.

     Great Lakes Bank's regulatory capital position is not as favorable as that of the TCF Savings Banks. Management believes that the regulatory capital of Great Lakes Bank will meet the requirements of a "well-capitalized" institution following the restructuring actions contemplated during the first quarter of 1995. In the event that there is a shortfall in Great Lakes Bank's regulatory capital necessary to attain "well-capitalized" status, TCF Financial intends to infuse additional capital into Great Lakes Bank so that it will be considered "well-capitalized".


RESTRICTIONS ON DISTRIBUTIONS

     Dividends or other capital distributions from TCF Minnesota to TCF Financial, especially in the event of diminished earnings from other direct subsidiaries of TCF Financial, may be necessary in order for TCF Financial to pay dividends on its common stock, to make payments on the subordinated debt issued by TCF Financial, or for other cash needs. The TCF Savings Banks' ability to make any capital distributions in the future may require regulatory approval and may be restricted by their regulatory authorities. The TCF Savings Banks' ability to make any such distributions depends on their earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher than existing minimum capital requirements.

     Capital distributions by institutions such as the TCF Savings Banks, including dividends, stock repurchases, redemptions of securities and cash-out mergers, are subject to restrictions tied to the institutions' capital levels after giving effect to such a transaction. Under OTS regulations, institutions identified as "Tier 1" institutions (see definitions below) generally are authorized to make capital distributions during a calendar year up to the higher of 100% of their net income to date during the calendar year plus the amount that would reduce by one-half their surplus capital ratio at the beginning of the calendar year or 75% of their net income over the most recent four-quarter period. "Surplus capital ratio" refers to the percentage by which an association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets. Institutions identified as "Tier 2" institutions may make capital distributions up to 75% of their net income over the most recent four-quarter period. For purposes of computing the foregoing amount, a Tier 2 institution must deduct the amount of capital distributions it has previously made during the most recent four-quarter period. "Tier 3" institutions would not be permitted to make capital distributions unless they receive prior written approval from the OTS or unless such a distribution is made in accordance with an approved capital plan.


     "Tier 1" institutions are those which would have capital, immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution, that is equal to or greater than the amount of their fully phased-in capital requirements. "Tier 2" institutions have capital, immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution, that is equal to or in excess of their minimum regulatory capital requirements, but is less than the amount of applicable fully phased-in capital requirements. "Tier 3" institutions have capital, immediately prior to or on a pro forma basis after giving effect to a proposed capital distribution, that is less than the amount of their minimum regulatory capital requirements. The capital distribution rule would also reflect any individual minimum capital requirement and if such a requirement is imposed, general minimum capital requirements would need to be adjusted accordingly. The OTS may also prohibit any capital distribution that would otherwise be permitted if it determines that such a distribution would constitute an unsafe and unsound practice. Among the circumstances deemed to pose such a risk would be a capital distribution by a Tier 1 or Tier 2 institution whose capital is decreasing because of substantial losses. If an institution has been notified that it is in need of more than normal supervision, the OTS has the discretion to treat an institution otherwise meeting the criteria considered a Tier 1 institution as a Tier 2 or Tier 3 institution if it is deemed necessary to ensure the association's safe and sound operation. As of December 31, 1994, none of the TCF Savings Banks had an individual minimum capital requirement and all of these institutions met their fully phased-in capital requirements, and therefore would expect to be eligible for treatment as Tier 1 institutions. As a result, as of such date the TCF Savings Banks would be limited to capital distributions up to the higher of 100% of their net income during the calendar year plus the amount that would reduce by one-half their surplus capital ratio at the beginning of the calendar year, or 75% of their net income over the most recent four-quarter period, assuming the OTS did not determine that such a distribution would be contrary to the safe and sound operation of the institutions. In December 1994, the OTS issued a notice of proposed rulemaking which would modify the capital distribution regulations to incorporate the prompt corrective action capital standards promulgated by FDICIA, and which would permit savings associations with a CAMEL rating of "1" or "2" which are not held by a holding company to make capital distributions without providing prior notice to the OTS. TCF does not believe that the proposed rule, if adopted, would materially change the capital distribution restrictions applicable to it or to the TCF Savings Banks.

     During 1986, TCF Minnesota converted from a federally chartered mutual association to a federally chartered stock savings and loan association. At that time, TCF Minnesota established a liquidation account in an amount equal to its regulatory net worth as of April 30, 1986. Liquidation accounts have also been established in the conversions of TCF Wisconsin, TCF Illinois and Great Lakes. A liquidation account is maintained for the benefit of eligible depositors who have continued to maintain their deposits in an institution since the conversion. In the event of a liquidation, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account in the proportionate amount of the then current adjusted balance for deposits held before any liquidation distribution may be made with respect to the stockholders. The balance attributable to the liquidation account is decreased by a proportionate amount as each accountholder closes an account or reduces the balance in such account as of any subsequent fiscal year-end. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of a savings institution's net worth. A savings institution may not declare or pay a cash dividend or repurchase any of its capital stock if it would cause its regulatory capital to be reduced below the amount required for the liquidation account.

SAFETY AND SOUNDNESS STANDARDS

     On November 18, 1993, the OTS and various banking regulatory agencies jointly published a notice of proposed rulemaking dealing with standards for the safe and sound operation of financial institutions, the adoption of which is required by FDICIA. The proposed regulations would require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The proposed rule would also require certain basic standards to be observed in loan documentation, credit underwriting, interest rate risk exposure, and asset growth. Among other new requirements, savings institutions would also be called upon to maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and to take into account factors such as compensation practices at comparable institutions.

     In late 1994, RCDRIA amended the FDICIA safety and soundness requirements on which the proposed safety and soundness rule was based and it is now unclear what new safety and soundness standards will be adopted by the banking agencies. Under RCDRIA, safety and soundness standards relating to asset quality, earnings and stock valuation are left to the discretion of the agencies. In addition, the new law permits the safety and soundness standards of FDICIA to be adopted in the form of guidelines rather than regulations and removes depository institution holding companies from the required safety and soundness standards.

REGULATION OF TCF FINANCIAL AND AFFILIATE AND INSIDER TRANSACTIONS

     TCF Financial and TCF Minnesota are subject to regulation as savings and loan holding companies. They are required to register with the OTS and are subject to OTS regulations, examinations and reporting requirements relating to savings and loan holding companies. As subsidiaries of savings and loan holding companies, the TCF Savings Banks are subject to certain restrictions in their dealings with TCF Financial and with other companies affiliated with TCF Financial, and also with each other. Under FDICIA, the TCF Savings Banks are required to conform to regulatory standards promulgated by the OTS relating to operations and management, asset quality, earnings, stock valuation, and compensation of officers, employees or directors.

     In connection with the reorganization of TCF Minnesota into a holding company structure in 1987, TCF Financial was required to undertake that, as long as it controls TCF Minnesota, it will cause the regulatory capital of TCF Minnesota to be maintained at a level consistent with that required by applicable regulations and, as necessary or appropriate, TCF Financial will infuse sufficient additional equity capital to comply with such requirement. As a result of FDICIA, TCF Financial may also be required to make up certain capital deficiencies of the TCF Savings Banks.

     HOLA prohibits a savings and loan holding company, directly or indirectly, from (i) acquiring control of another savings institution (or a holding company thereof) without the prior approval of the OTS, (ii) acquiring 5% or more of the voting shares of another savings institution (or a holding company thereof) which is not a subsidiary; or (iii) acquiring control of a savings institution not insured by the FDIC. Under HOLA, the OTS is prohibited from approving an acquisition that would result in the formation of a multiple savings and loan holding company controlling insured institutions in more than one state unless
(i) such company, or an insured institution subsidiary thereof, is authorized to acquire an institution, or operate a home or branch office, in an additional state pursuant to an emergency acquisition, (ii) such company controls an insured institution subsidiary which operated a home or branch office in the additional state on March 5, 1987, or (iii) state law in the state of the institution to be acquired specifically authorizes such an acquisition. In connection with changes in control, savings institutions may, depending on the circumstances, also be subject to the Bank Merger Act or Change in Bank Control Act.

     As amended by FIRREA, HOLA provides generally that an insured savings institution subsidiary of a holding company is subject to the restrictions on affiliate transactions set forth in Federal Reserve Act Sections 23A and 23B. In addition, an insured institution may not buy securities from an affiliate, except for shares of stock of a subsidiary, and it may not make loans to an affiliate engaged in a non-banking activity. As a result of FIRREA and FDICIA, thrift institutions are subject to Sections 22(g) and 22(h) of the Federal Reserve Act, which restrict a financial institution's ability to make loans to "insiders" (executive officers, directors and certain shareholders). The OTS has also adopted the FRB's Regulation O, which implements legislative restrictions on insider loan transactions.

     HOLA authorizes the OTS or the FDIC to identify holding company activities that present excessive risk to insured institutions, and to restrict, among other things, dividends to TCF Financial (or to TCF Minnesota by the other TCF Savings Banks) and other affiliate transactions. If one or more of the TCF Savings Banks were to lose their status as a Qualified Thrift Lender, TCF Financial and/or TCF Minnesota would possibly be treated as a bank holding company, resulting in additional restrictions on its activities and other possible negative effects. Under HOLA, multiple savings and loan holding companies such as TCF Financial may engage only in the following activities: furnishing or performing management services for a savings association subsidiary; conducting an insurance agency or escrow business; holding, managing or liquidating assets owned or acquired from a savings association subsidiary; holding or managing properties used or occupied by a savings association subsidiary; acting as trustee under a deed of trust; any activity approved as an activity under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), by the FRB (unless prohibited by the Director of the OTS) or in which multiple savings and loan holding companies were authorized to engage on March 5, 1987; or purchasing of stock in certain qualified stock issuances which have been approved by the Director of the OTS.

     As discussed above, TCF has recently filed with appropriate banking agencies applications for the formation of new national bank subsidiaries. In the event these applications are approved and these banks are formed, TCF would become a bank holding company subject to the regulatory authority of the Federal Reserve System and its activities would become limited to those permitted for bank holding companies under Regulation Y. In such event, TCF may be required to divest its title insurance operations, or to restrict its title insurance operations and related activities. In addition, it could be required to discontinue insurance operations which are not credit-related and to transfer annuity operations to its depository institution subsidiaries.

RESTRICTIONS ON CHANGE IN CONTROL

     Federal and state laws and regulations contain a number of provisions which impose restrictions on changes in control of financial institutions such as the TCF Savings Banks, and which require regulatory approval prior to any such changes in control. With the passage of FIRREA in 1989, these laws and regulations became less restrictive, especially with respect to the acquisition of thrifts by bank holding companies which became permissible under FIRREA. The Certificate of Incorporation of TCF Financial and a Shareholder Rights Plan adopted by TCF Financial in 1989, among other items, contain features which may inhibit a change in control of TCF Financial.

INTERSTATE OPERATIONS

     In April 1992, the OTS issued a statement of policy, effective May 11, 1992, amending its then-existing statement of policy on branching by federal savings associations. The new statement of policy deletes restrictions on the branching of federal associations to permit nationwide branching to the extent permitted by federal statutes, provided the institution meets certain tests (domestic building and loan test, minimum capital requirements and satisfactory Community Reinvestment Act record). Under the new policy statement, it is believed that the TCF Savings Banks may branch into any state with the approval of the OTS.

REGULATORY SUPERVISION

     The TCF Savings Banks are subject to examination and supervision by the OTS and the FDIC. The TCF Savings Banks are also subject to regulations governing such matters as mergers, establishment of branch offices and subsidiary investments and activities, and to general investment authority under regulations applicable to federally chartered savings banks. As a result of its insurance, mortgage banking and consumer finance activities, TCF is also subject to state regulation and examination authority in various states. Recent federal legislation, including both FIRREA and FDICIA, has resulted in increased costs for the TCF Savings Banks including examination fees, supervisory assessments, application fees and deposit insurance premiums. In addition, the TCF Savings Banks expect reduced dividends from FHLB stock due to substantial contributions which will be required from the FHLBs to fund FICO bonds or due to other adverse developments in the FHLB System. Increased financial pressure on the FHLB System may also result in higher FHLB advance rates in the future.

FEDERAL HOME LOAN BANK SYSTEM

     The TCF Savings Banks are members of the FHLB System, consisting of twelve regional FHLBs. The FHLB System functions as a central reserve credit facility for member institutions. As members of the FHLB System, the TCF Savings Banks
are entitled to borrow funds from their respective FHLBs.   As a result of
FIRREA, the FHLB System is now administered by the FHFB rather than the FHLBB.

     As a result of the failure of a number of savings institutions and reductions in outstanding loans to its members, the FHLB System has become less profitable and its continued viability may depend upon its ability to attract new members. The TCF Savings Banks are required to own capital stock of their respective FHLBs in an amount at least equal to the greater of 1% of the aggregate outstanding balance of home mortgage loans and similar obligations, 1/20th of advances and letters of credit from the FHLB or .3% of assets. The TCF Savings Banks are in compliance with this requirement.

     At December 31, 1994, TCF's outstanding FHLB advances totaled $650.9 million. These advances were secured by shares of FHLB stock and by a pledge of all notes and related mortgages and certain other assets held by TCF. The maximum amount of credit which a FHLB will advance for purposes other than meeting withdrawals varies from time to time in accordance with changes in policies of the FHFB and the FHLB. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB, and the purpose of the borrowing.

LIQUIDITY AND RESERVE REQUIREMENTS

     FIRREA amended HOLA to require that the Director of the OTS adopt regulations providing for a minimum liquidity requirement for thrift institutions. The minimum liquidity requirement must be in a range of 4% to 10% of an institution's withdrawable accounts and borrowings payable on demand or with maturities of one year or less. Current OTS regulations, which may be modified by the Director of the OTS in accordance with FIRREA, provide that each thrift institution must maintain an average daily balance for each calendar month of liquid assets (cash, certain time deposits, certain bankers' acceptances, specified corporate obligations and specified United States government, state or federal agency obligations) equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts (the amount of all withdrawable accounts less the unpaid balance of all loans on the security of such accounts) plus borrowings payable in one year or less. These regulations also provide that each thrift institution must maintain an average daily balance for each calendar month of short-term liquid assets (generally those having maturities of six months or less or twelve months or less, depending on the asset) equal to at least 1% of its average daily balance of net withdrawable deposit accounts plus short-term debt. The TCF Savings Banks have maintained liquidity ratios in excess of these requirements. As a result of FDICIA, institutions with liquidity shortages may be restricted in their ability to borrow from the Federal Reserve "discount window."


     The TCF Savings Banks are also subject to Federal Reserve Board ("FRB") reserve requirements imposed under Regulation D. These requirements, which are subject to change from time to time, call for minimum levels of reserves based on amounts held in transaction accounts. The TCF Savings Banks are in compliance with these reserve requirements.

INSURANCE OF ACCOUNTS

     Under FIRREA, the deposits of the TCF Savings Banks are insured by the FDIC up to $100,000 per insured depositor. Pursuant to FDICIA, the FDIC was required to assess deposit premiums based on assessed risk in an institution's asset portfolio no later than January 1, 1994. In October 1992, the FDIC issued a rule implementing a transitional risk-based premium system effective January 1, 1993 that raised deposit insurance premiums for institutions that pose greater risk to the deposit insurance system. Under the transitional risk-based system, the FDIC placed each insured institution in one of nine risk categories based on capital ratios and the FDIC's assessment of supervisory risk posed by an institution. These initial risk-based premiums ranged from .23% to .31% of total insured deposits. On June 17, 1993, the FDIC adopted a final rule establishing a permanent risk-based assessment system effective with the semi-annual assessment period commencing January 1, 1994. Except for limited changes, the permanent system is substantially the same as the transitional system previously in effect.

     As a result of the failure of a number of thrift institutions in recent years and the obligation of the SAIF to fund debt obligations of FICO, the thrift industry faces the prospect of significantly higher deposit insurance premiums than those paid by banks, and/or other charges necessary to meet the obligations of the SAIF. As a result, TCF recently filed applications with the Office of the Comptroller of the Currency, and anticipates filing applications with the FDIC and the FRB, seeking the formation of national bank charters for proposed new national bank subsidiaries of TCF that would operate in branch locations in which the TCF Savings Banks and Great Lakes Bank now operate. The new national banks, if approved, would be insured by the BIF of the FDIC, which is expected to be able to provide for significantly lower deposit insurance premiums than those to be charged to institutions that are part of the SAIF.
The TCF Savings Banks currently pay risk-based insurance premiums to the SAIF at the lowest-risk rate of .23%. Current proposals by the FDIC relating to deposit insurance premium rates for banks call for reductions in deposit insurance premiums for banks from the current lowest-risk weight of .23% for members insured by BIF to .04%. See "--Regulation of TCF Financial and Affiliate and Insider Transactions."

QUALIFIED THRIFT LENDER

     Savings institutions are subject to restrictions on permissible investments that are generally known as Qualified Thrift Lender ("QTL") requirements. These requirements were relaxed by FDICIA, but the new legislation retained FIRREA's penalties for failing to meet the QTL test. An institution failing the QTL test is required to become a commercial bank or is subject to a number of restrictions, including: (i) a requirement that the institution not make any new investment or engage in any new activity unless such investment or activity would be permissible for a national bank; (ii) a requirement that the institution not establish any new branch office at any location at which a national bank located in the institution's home state may not establish a branch; (iii) ineligibility for new FHLB advances; and (iv) any restrictions on the payment of dividends to which a national bank would be subject. Where an institution still does not meet QTL requirements three years from the date on which it should have and failed to do so, the institution will be required to divest any investment or discontinue any activity which is impermissible for a national bank and will be required to repay any outstanding FHLB advances. Any savings and loan holding company which holds a thrift that fails to meet the QTL test will, within one year after the date on which the thrift should have become or ceases to be a QTL, be deemed to be a bank holding company subject to all the provisions of the Bank Holding Company Act and other statutes applicable to bank holding companies. Such a development would impose a number of additional activity, capital and other restrictions on any such thrift holding company. The TCF Savings Banks are in compliance with all QTL requirements.


ACCOUNTING AND INVESTMENTS

     During the past several years, there has been an ongoing review by thrift and banking regulators, the SEC, the FASB, the AICPA and other organizations of the accounting principles and practices used by financial institutions for certain types of transactions. As a result of this process, there have been new accounting pronouncements which have had an impact on TCF. This review is expected to continue, and further developments may be forthcoming. For information regarding new accounting pronouncements issued as a result of this review, see "BUSINESS -- Other Information - Recent Accounting Developments."

EXAMINATIONS AND REGULATORY SANCTIONS

     Institutions regulated by the OTS are subject to examination by the OTS and the FDIC. Any insured institution which does not operate in accordance with or conform to OTS or FDIC regulations, policies and directives may be sanctioned for noncompliance. Subsidiaries of TCF are also subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain insurance, mortgage banking, securities brokerage and consumer finance activities. Proceedings may be instituted against any insured institution or any director, officer, employee or person participating in the conduct of the affairs of such institution who engages in unsafe or unsound practices, including the violation of applicable laws, regulations, orders, agreements or similar items. If the assets of an institution are overvalued on its books, it may be ordered to establish and maintain a specific reserve in an amount equal to the determined overvaluation, which may result in a charge against operations to the extent of the overvaluation. FDIC insurance may be terminated, after notice and hearing, upon a finding that an insured institution is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operating, does not meet minimum regulatory capital requirements, or has violated any applicable law, rule, regulation or order of or condition imposed by the FDIC. Upon termination, funds then on deposit continue to be insured for at least six months and for up to two years, and due notice of such termination must be provided to the institution's accountholders.

     Under FIRREA, the FDIC, in addition to the OTS, has examination authority over savings associations. OTS rules finalized in 1990 include, among other costs and fees, new fees to cover the daily costs of examination and supervision of specific institutions. See "--Regulatory Supervision" above. FIRREA also substantially increased enforcement remedies, including civil money penalties, that may be assessed against an institution or an institution's directors, officers, employees, agents or independent contractors. For knowing violations and under certain other aggravated circumstances, penalties up to $1 million per day may be assessed. For lesser violations where there is a pattern of misconduct, or under certain other circumstances, a penalty of up to $25,000 per day may be imposed. Other violations may result in penalties of up to $5,000 per day. Violations of laws and regulations may also subject an institution's officers and directors to removal and to criminal penalties.

LIMITATIONS ON CERTAIN INVESTMENTS

     As federally chartered institutions, the TCF Savings Banks are generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, their authority to invest directly in service corporations is limited to a maximum of 2% of their assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. The TCF Savings Banks are also permitted, if their risk-based capital is in compliance with the then-applicable minimum requirements, to make additional loans in an amount not exceeding 50% of their risk-based capital to service corporations of which they own more than 10% of the stock.

Any failure to meet their minimum capital requirements may disallow any such additional investment authority. At December 31, 1994, TCF Minnesota was authorized to have investments in and loans to service corporations and joint ventures of up to $246.8 million. TCF Minnesota's investments in and loans to its service corporations and joint ventures totaled $90.2 million at that date.

     In October 1992, the OTS issued a final rule under which savings associations are authorized to establish and acquire "operating subsidiaries" which may engage only in activities savings associations are authorized to engage in directly. Operating subsidiaries are generally excluded from the scope of the service corporation regulations, including limitations on investments in service corporations.

     Savings associations generally must provide a 30-day notice to the FDIC and the OTS prior to acquiring or forming a new subsidiary or prior to engaging in a new activity through a subsidiary. If the OTS or FDIC determine that any such subsidiary or activity poses a threat to the safety and soundness of the institution or is inconsistent with existing law or sound banking practices, they may issue an order directing the institution not to proceed with such plans.

LOANS-TO-ONE BORROWER RESTRICTION

     Under FIRREA, all loans to a single borrower or to related borrowers are generally limited to 15% of an institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. In addition, institutions which meet their fully phased-in capital requirements are permitted under FIRREA to make loans to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the institution's unimpaired capital and unimpaired surplus, subject to certain conditions and other limitations. The OTS applies a definition of unimpaired capital and unimpaired surplus in determining the maximum loans-to-one borrower permitted for thrift institutions which is generally the same as the definition employed by the Comptroller of the Currency. All of the TCF Savings Banks are in compliance with applicable loans-to-one borrower limitations. Such limitations are not expected to have a material effect on TCF's lending activities.

CLASSIFICATION OF ASSETS

     Under OTS rules, an asset is classified substandard when it has a well-defined weakness or weaknesses. A substandard asset is one that is inadequately protected by the net worth or paying capacity of the obligor or by the collateral, if any. An asset is classified doubtful where some loss seems very likely but there is still sufficient uncertainty to permit the asset to remain on the books at its full value. The possibility of a loss on an asset classified doubtful is high, but because of important and reasonably specific pending factors which may work to the strengthening of the asset, its classification as loss is deferred until its more exact status may be determined. An asset, or a portion thereof, is classified as loss when it is considered uncollectible and of such little value that continuance as an asset without establishment of a specific reserve is not warranted. Assets that do not warrant classification as substandard, doubtful or loss, but possess credit deficiencies or potential weaknesses deserving management's close attention are classified as special mention.

     Assets may be classified in whole or in part, and part of an asset may be classified in one category, and part in a different category. Insured institutions are required to self-classify their assets. These classifications are reviewed as part of the regulatory examination process. An institution is required to have general valuation allowances that are adequate in light of its level of classified assets. When an asset or portion of an asset has been classified as loss, the institution must either charge off 100% of the portion classified as loss or establish a specific valuation allowance in a like amount. Specific allowances may not be included in regulatory capital, while general loan loss reserves are included in risk-based capital, subject to certain limitations.

OTHER EFFECTS OF RECENT LEGISLATION

     Insured institutions failing after 1989 are to be resolved by the RTC, which receives funding from a newly created Resolution Funding Corporation ("REFCORP"). REFCORP receives funds from the United States Treasury, the thrift industry (through deposit insurance premiums) and from the FHLBs. In addition, FIRREA, FDICIA and other recent legislation has or is expected to result in other increased costs for TCF, including the cost of examinations, application fees and deposit insurance premiums, and higher advance rates on FHLB borrowings.

OTHER LAWS AND REGULATIONS

     TCF is subject to a wide array of other laws and regulations, both federal and state, including, but not limited to, usury laws, the CRA and regulations thereunder, the Equal Credit Opportunity Act and Regulation B, Regulation E Electronic Funds transfer requirements, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X. TCF is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans made by lenders or on real estate that is owned by lenders following a foreclosure or otherwise. Although TCF's lending procedures include measures designed to limit lender liability for hazardous waste clean-up or other related liability, TCF has engaged in significant commercial lending activity, and recent court decisions have expanded the circumstances under which lenders have been held liable for clean up costs relating to hazardous wastes.


                                    TAXATION

FEDERAL TAXATION

Permissible Bad Debt Reserves and Net Operating Losses

     TCF files consolidated federal income tax returns. TCF has been an accrual basis taxpayer since January 1, 1987. Thrift institutions, such as the TCF Savings Banks, are subject to federal income tax under the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations except for the application of special bad debt reserve rules discussed below and certain other provisions.

     Under applicable provisions of the Code, a savings institution that holds 60% or more of its assets in "qualifying assets" (as defined in the Code) is permitted to maintain reserves for bad debts and to make annual additions to such reserves which qualify as deductions from taxable income. All of the TCF Savings Banks are in compliance with this requirement.

     A qualifying savings institution may elect annually to compute its allowable additions to bad debt reserves under either the percentage of taxable income method or the experience method. The percentage of taxable income method of calculating bad debt reserves limits the applicable percentage deduction to 8% of taxable income and cannot cause the reserves to exceed 6% of qualifying loans at the end of the taxable year. TCF originally utilized the percentage of taxable income method to compute its annual addition to bad debt reserves. As a result of the carryback of net operating losses ("NOLs") to 1970, TCF's taxable income for 1970 through 1982 was determined to be zero. Because of these NOLs, the recalculation of net income, and settlement of an Internal Revenue Service ("IRS") examination, TCF recomputed its qualifying additions to the bad debt reserve from 1970 through 1982 using a method agreed to with the IRS as part of the settlement discussed below. TCF currently uses the experience method to calculate its additions to tax bad debt reserves.

Alternative Minimum Tax

     The federal tax law imposes an alternative minimum tax based on alternative minimum taxable income of corporations. The computation of alternative minimum taxable income more closely reflects earnings and profits. For the year ended December 31, 1994 TCF was not subject to the alternative minimum tax.

IRS Audit History

     The consolidated tax returns for the years ended 1979 through 1982 have been reviewed by the IRS. The IRS had proposed certain adjustments. In October 1992, the Joint Committee of Congress approved a settlement agreement between TCF and the IRS. The settlement allowed a loss deduction on the sale of mortgage loans which the IRS had contended should be disallowed. The settlement also allowed, based on a tax court ruling, certain tax bad debt losses that were not previously deducted in TCF's tax returns. The allowance of the bad debt deductions created a $2.8 million NOL benefit during 1992. The IRS has recently commenced an examination of TCF's federal income tax returns for 1992 and 1993.

     See "Financial Review -- Results of Operations - Income Taxes" on pages 28 and 29, Note 1 of Notes to Consolidated Financial Statements on pages 43 and 44 and Note 14 of Notes to Consolidated Financial Statements on pages 52 and 53 of TCF's 1994 Annual Report, incorporated herein by reference, for additional information regarding income taxes of TCF.

STATE TAXATION

     TCF and its subsidiaries that operate in Minnesota are subject to Minnesota state taxation. A Minnesota corporation's income or loss is allocated based on a three-factor apportionment of the corporation's Minnesota gross receipts, payroll and property over the total gross receipts, payroll and property of all corporations in the unitary group. The corporate tax rate in Minnesota is 9.8%. The Minnesota Alternative Minimum Tax rate is 5.8%.

     TCF and its subsidiaries that operate in Illinois are subject to Illinois state taxation. The Illinois corporate tax rate is 7.3%. Illinois corporate income or loss is apportioned in a similar manner to Minnesota. For all TCF entities operating in Illinois, except the TCF Savings Banks, the three factor apportionment method is used. For the TCF Savings Banks, income is allocated using only the sales factor in accordance with Illinois financial organization tax law.

     TCF and its subsidiaries that operate in Wisconsin are subject to Wisconsin state taxation. The Wisconsin state tax rate is 7.9%, and is computed on a separate company basis. For all TCF entities operating in Wisconsin, except the TCF Savings Banks, the three factor apportionment method is used. For the TCF Savings Banks, income is allocated using only the sales and payroll factors in accordance with Wisconsin financial organization tax law.

     TCF and its subsidiaries that operate in Michigan are subject to Michigan state taxation. The corporate tax rate in Michigan is 2.30% and is computed on taxable business activity in Michigan. For all TCF entities operating in Michigan, except for the TCF Savings Banks, the three factor apportionment method is used. For the TCF Savings Banks, income is allocated using only the sales factor in accordance with Michigan financial organization tax law.

     Currently, TCF and its subsidiaries file state income tax returns in Alabama, Arizona, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Mexico, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Wisconsin, and local income tax returns in certain cities.

ITEM 2.   PROPERTIES

OFFICES

     At December 31, 1994, TCF owned the buildings and land for 71 of its bank branch offices, owned the buildings but leased the land for 5 of its bank branch offices and leased the remaining 57 bank branch offices. The properties related to the bank branch offices owned by TCF, including vacant land upon which permanent offices may be constructed, had a depreciated cost of approximately $50.1 million at December 31, 1994. At December 31, 1994, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $5.9 million. See Note 9 of Notes to Consolidated Financial Statements on page 49 of TCF's 1994 Annual Report, incorporated herein by reference.

     Leases for TCF's offices expire at various dates, with most leases expiring during the period from 1995 through 2005.

     The following table sets forth the net book value of the branch offices owned and leasehold improvements on properties leased by TCF at December 31, 1994:


                                                       DECEMBER 31, 1994
                                                    ----------------------
                                                    (DOLLARS IN THOUSANDS)
     Offices in Minnesota:
        Minneapolis (home office)                            $ 7,772
        Minneapolis/St. Paul area (50 offices)                18,761
        Rochester area (5 offices)                               976
        Crookston area (3 offices)                               493
        Mankato area (4 offices)                               1,489
        Pipestone area (3 offices)                               623
                                                             -------
          Total Minnesota (66 offices)                        30,114
                                                             -------

     Offices in Illinois:
        Chicago area (17 offices)                              6,140
        Rockford area (5 offices)                              1,085
        Joliet area (6 offices)                                  795

                                                             -------
          Total Illinois (28 offices)                          8,020
                                                             -------

     Offices in Wisconsin:
        Milwaukee area (10 offices)                            6,491
        Southeast area (8 offices)                             5,909
        Fox Valley area (4 offices)                            1,278
        Madison area (2 offices)                                 323
                                                             -------
          Total Wisconsin (24 offices)                        14,001
                                                             -------

     Offices in Michigan:
        Pontiac area (15 offices)                              3,799
                                                             -------
            Total                                            $55,934
                                                             -------
                                                             -------

     In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $9.3 million at December 31, 1994.

COMPUTER EQUIPMENT

     TCF maintains depositor and borrower customer files on a batch and/or on-line basis, utilizing an IBM computer system. TCF's general ledger accounting and information reporting systems are generally maintained on the mainframe computer. The net book value of all computer equipment was $8.1 million at December 31, 1994. TCF also leases a variety of data processing equipment at a total annual rental of $2 million.

ITEM 3.                                      LEGAL PROCEEDINGS

     From time to time, TCF is a party to legal proceedings arising out of its general lending and operating activities. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan collection activities. From time to time, borrowers have also brought actions against TCF, in some cases claiming substantial amounts in damages. Management, after review with its legal counsel, believes that the ultimate disposition of its litigation will not have a material effect on TCF's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     TCF's common stock trades on the New York Stock Exchange under the symbol "TCB." The following table sets forth the high and low prices and dividends declared for TCF's common stock. The stock prices represent the high and low sale prices for the common stock on the New York Stock Exchange Composite Tape, as reported by THE WALL STREET JOURNAL.



                                                                DIVIDENDS
                                            HIGH        LOW     DECLARED
         1994:
          First Quarter                   $34 1/4    $28 1/2       $.25
          Second Quarter                   35 7/8     30            .25
          Third Quarter                    43 1/8     34            .25
          Fourth Quarter                   42 1/2     35 3/8        .25

         1993:
          First Quarter                   $35        $28          $.125
          Second Quarter                   34 1/8     27 3/4      .1875
          Third Quarter                    40         30 3/4      .1875
          Fourth Quarter                   39 7/8     30 7/8      .1875

     As of March 1, 1995, there were 9,590 record holders of TCF's common stock.

     The Board of Directors of TCF has not adopted a formal dividend policy.
The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from its direct subsidiaries, including TCF Minnesota), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. OTS regulations limit the amount of dividends TCF Minnesota may pay on its capital stock. Restrictions on the ability of TCF Minnesota to pay cash dividends or possible diminished earnings of the other direct and indirect subsidiaries of the Holding Company may limit the ability of the Holding Company to pay dividends in the future to holders of its common stock and interest on the subordinated debt sold by the Holding Company in 1992. See "REGULATION -- Legislative and Regulatory Developments," "REGULATION -- Regulatory Capital Requirements," "REGULATION -- Restrictions on Distributions" and Note 15 of Notes to Consolidated Financial Statements on page 54 of TCF's 1994 Annual Report, incorporated herein by reference. Federal income tax rules may also limit dividend payments under certain circumstances. See "TAXATION," and Note 15 of Notes to Consolidated Financial Statements on page 54 of TCF's 1994 Annual Report, incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

   The following table summarizes selected consolidated financial data of TCF and its subsidiaries, and should be read in conjunction with the Consolidated Financial Statements and related notes appearing on pages 38 through 64 TCF's 1993 Annual Report, incorporated herein by reference.


                                                                                YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------
                                                           1994           1993           1992            1991          1990
                                                       ----------    -----------     ----------     ----------     ---------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
OPERATING DATA:
  Interest income                                      $  357,641    $   357,601     $  398,431     $  436,309     $  478,738
  Interest expense                                        152,512        173,177        231,225        293,385        357,421
                                                       ----------    -----------     ----------     ----------     ----------
    Net interest income                                   205,129        184,424        167,206        142,924        121,317
  Provision for credit losses                              10,901         21,933(1)      13,190         21,063         25,866
                                                       ----------    -----------     ----------     ----------     ----------
    Net interest income after provision
      for credit losses                                   194,228        162,491        154,016        121,861         95,451
  Gain (loss) on sale of loans, mortgage-
    backed securities and investments, net                     --             --            832          1,041         (2,585)
  Gain on sale of securities
    available for sale, net                                 2,035            649          3,362            498             --
  Gain on sale of loan servicing, net                       2,353            137             --          4,732          5,582
  Gain from pension settlement                                 --             --             --             --          5,978
  Other non-interest income                               112,906        118,829        103,150         89,256         80,314
  Provision for real estate losses                          2,373         11,743(2)      22,054         20,898         20,274
  Write-off of goodwill                                        --             --             --             --         10,169
  Amortization of goodwill and other
    intangibles                                             3,257          2,957          3,830          3,853          4,723
  Merger-related expense                                       --          5,494             --             --             --
  Other non-interest expense                              208,227        195,294        177,261        170,001        160,588
                                                       ----------    -----------     ----------     ----------     ----------
    Income (loss) before income tax expense                97,665         66,618         58,215         22,636        (11,014)
  Income tax expense                                       40,302         28,647         12,956          8,385          1,448
                                                       ----------    -----------     ----------     ----------     ----------
      Net income (loss)                                $   57,363    $    37,971     $   45,259     $   14,251     $  (12,462)(3)
                                                       ----------    -----------     ----------     ----------     ----------
                                                       ----------    -----------     ----------     ----------     ----------

  Per common share:
    Net income (loss)                                  $     4.63    $      3.04     $     3.74     $     1.45     $    (1.34)(4)
                                                       ----------    -----------     ----------     ----------     ----------
                                                       ----------    -----------     ----------     ----------     ----------
    Dividends declared                                 $     1.00    $     .6875     $     .475     $      .40     $      .40
                                                       ----------    -----------     ----------     ----------     ----------
                                                       ----------    -----------     ----------     ----------     ----------

  Average common and common equivalent
    shares outstanding                                     12,383         12,504         12,112          9,813          9,320
                                                       ----------    -----------     ----------     ----------     ----------
                                                       ----------    -----------     ----------     ----------     ----------


                                                                             AT DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                     1994          1993            1992           1991           1990
                                                -----------    ------------   -----------    ------------   ------------
                                                                    (IN THOUSANDS, EXCEPT PER-SHARE DATA)
FINANCIAL CONDITION DATA:
  Total assets                                  $  5,068,269   $  5,025,530   $  5,021,596   $  4,987,966   $  5,108,419
  Investments (5)                                    243,651        235,121        293,764        426,392        368,784
  Securities available for sale                       65,785         10,003        256,624         42,048             --
  Loans held for sale                                200,509        421,893        285,524        223,616        173,507
  Mortgage-backed securities
    held to maturity                               1,114,613      1,237,202      1,139,583      1,340,905      1,412,198
  Loans                                            3,081,808      2,745,146      2,656,926      2,566,084      2,706,428
  Goodwill                                            13,355         14,549         16,446         21,593         31,831
  Deposits                                         3,819,614      4,102,558      4,004,708      4,056,990      4,168,109
  Federal Home Loan Bank advances                    650,863        396,692        516,337        525,039        497,976
  Other borrowings                                   217,420        178,740        185,595        155,862        211,718
  Stockholders' equity                               327,191        295,608        261,785        180,635        166,889
  Tangible net worth                                 313,836        281,059        245,339        159,042        135,058
  Book value per share                                 27.06          23.91          21.62          18.46          17.76
  Tangible book value per share                        25.96          22.74          20.26          16.25          14.37


                                                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------------------
                                                                            1994        1993        1992         1991      1990
                                                                            ----        ----        ----         ----      ----
KEY RATIOS AND OTHER DATA:
     Net interest margin                                                    4.59%       4.04%       3.60%        3.14%      2.53%
     Net interest rate spread during the period                             4.22        3.73        3.35         3.00       2.44
     Return on average assets                                               1.19         .77         .91          .29       (.24)(3)
     Return on average equity                                              18.65       13.73       19.53         8.27      (7.20)(3)
     Average equity to average assets                                       6.39        5.64        4.63         3.47       3.29
     Average interest-earning assets to average
       interest-bearing liabilities                                       110.57      108.30      105.19       102.14     101.27%
     Dividend payout ratio                                                 21.60%      22.62%      12.70%       27.59%      N.A.

     Number of full service bank offices                                     133         133         110          108        107
_______________________

N.A. - not applicable

(1)  Includes $7,000 in merger-related provisions.

(2)  Includes $700 in merger-related provisions.

(3) Amounts reflect a net loss of $12.5 million due to certain second quarter 1990 balance sheet restructuring activities undertaken to strengthen TCF's balance sheet, increase reserves for loan and real estate losses, improve future profitability and reduce exposure to interest rate risk. These restructuring activities included provisions for credit and real estate losses of $25 million, the closing of TCF's Texas thrift subsidiary and the associated write-off of $10.2 million of goodwill, and sales of mortgage-backed securities, collateralized mortgage obligation residuals and loan servicing rights for a combined net gain of $224,000.

(4) Assumes that the shares of RCG common stock issued in conjunction with RCG's acquisition and conversion to stock ownership of certain subsidiaries had been outstanding for all periods presented.

(5) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity and FHLB stock.

     For additional information concerning yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and changes in net interest income, see "Financial Review -- Results of Operations - Net Interest Income" on pages 21 through 25 of TCF's 1994 Annual Report, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Financial Review on pages 21 through 37 of TCF's 1994 Annual Report, presenting management's discussion and analysis of TCF's financial condition and results of operations, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report, Selected Quarterly Financial Data and Other Financial Data set forth on pages 38 through 69 of TCF's 1994 Annual Report are incorporated herein by reference. See Index to Consolidated Financial Statements on page 38 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of TCF is set forth on pages 4 through 21 of TCF's definitive proxy statement dated March 15, 1995 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of directors and executive officers of TCF is set forth on pages 12 through 20 of TCF's definitive proxy statement dated March 15, 1995 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of TCF's common stock by TCF's directors, executive officers, and certain other shareholders is set forth on pages 10 through 12 of TCF's definitive proxy statement dated March 15, 1995 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and transactions between TCF and management is set forth on pages 17 and 21 of TCF's definitive proxy statement dated March 15, 1995 and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

          1.   Financial Statements
               See Index to Consolidated Financial Statements on page 38 of this report.

          2.   Financial Statement Schedules

               All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto or is not applicable.

          3.   Exhibits

               See Index to Exhibits on page 38 of this report.

(B)  REPORTS ON FORM 8-K

     A Current Report on Form 8-K, dated September 12, 1994 (amended September 23, 1994) was filed in connection with TCF's execution of an Agreement and Plan of Reorganization, dated September 8, 1994 relating to its acquisition of Great Lakes Bancorp, A Federal Savings Bank. A Current Report on Form 8-K, dated February 8, 1995 was filed in connection with the completion of the acquisition of Great Lakes Bancorp, A Federal Savings Bank.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TCF FINANCIAL CORPORATION
                                                  Registrant

                                                  By     /s/ WILLIAM A. COOPER
                                                     ---------------------------
                                                          William A. Cooper
                                                       Chairman of the Board and
                                                         Chief Executive Officer
Dated:  March 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            NAME                                         TITLE                            DATE
            ----                                         -----                            ----
  /s/ WILLIAM A. COOPER                 Chairman of the Board, Chief Executive       March 28, 1995
-----------------------------------         Officer and Director
       William A. Cooper

  /s/ JOSEPH P. CLIFFORD                Vice Chairman of the Board and Director      March 28, 1995
-----------------------------------
       Joseph P. Clifford

  /s/ THOMAS A. CUSICK                  Vice Chairman of the Board and Director      March 28, 1995
-----------------------------------
       Thomas A. Cusick

  /s/ ROBERT E. EVANS                   Vice Chairman of the Board and Director      March 28, 1995
-----------------------------------
       Robert E. Evans

  /s/ ROBERT J. DELONIS                 Chairman and Chief Executive Officer of      March 28, 1995
-----------------------------------         Great Lakes Bancorp and Director
       Robert J. Delonis

  /s/ LYNN A. NAGORSKE                  President, Chief Operating Officer and       March 28, 1995
-----------------------------------         Treasurer (Principal Financial Officer)
        Lynn A. Nagorske

  /s/ MARK R. LUND                      Senior Vice President, Assistant Treasurer   March 28, 1995
-----------------------------------         and Controller (Principal Accounting
        Mark R. Lund                        Officer)

  /s/ BRUCE G. ALLBRIGHT                Director                                     March 28, 1995
-----------------------------------
        Bruce G. Allbright

  /s/ RUDY E. BOSCHWITZ                 Director                                     March 28, 1995
-----------------------------------
        Rudy E. Boschwitz

  /s/ JOHN M. EGGEMEYER, III            Director                                     March 28, 1995
-----------------------------------
        John M. Eggemeyer, III

  /s/ LUELLA G. GOLDBERG                Director                                     March 28, 1995
-----------------------------------
        Luella G. Goldberg

  /s/ DANIEL F. MAY                     Director                                     March 28, 1995
-----------------------------------
        Daniel F. May

  /s/ THOMAS J. MCGOUGH                 Director                                     March 28, 1995
-----------------------------------
        Thomas J. McGough

  /s/  MARK K. ROSENFELD                Director                                     March 28, 1995
-----------------------------------
        Mark K. Rosenfeld

  /s/  RALPH STRANGIS                   Director                                     March 28, 1995
-----------------------------------
        Ralph Strangis





  /s/  RONALD A. WARD                   Director                                     March 28, 1995
-----------------------------------
        Ronald A. Ward

  /s/  ROY E. WEBER                     Director                                     March 28, 1995
-----------------------------------
        Roy E. Weber


                                          37

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following consolidated financial statements of TCF and its subsidiaries, included in TCF's 1994 Annual Report, are incorporated herein by reference in this report:

                                                                       PAGE
                                                                      IN 1994
     DESCRIPTION                                                  ANNUAL REPORT
     -----------                                                  -------------

     Independent Auditors' Report                                       65

     Consolidated Statements of Financial Condition at
        December 31, 1994 and 1993                                      38

     Consolidated Statements of Operations for each of
        the years in the three-year period ended
        December 31, 1994                                               39

     Consolidated Statements of Cash Flows for each of
        the years in the three-year period ended
        December 31, 1994                                               40

     Consolidated Statements of Stockholders' Equity
        for each of the years in the three-year period
        ended December 31, 1994                                         42

     Notes to Consolidated Financial Statements                         43

     Selected Quarterly Financial Data (unaudited)                      66

     Other Financial Data                                               68



                                INDEX TO EXHIBITS

EXHIBIT                                                                    PAGE
 NO.                                DESCRIPTION                             NO.
 ---                                -----------                             ---

 2 Agreement and Plan of Reorganization and Plan of Merger [incorporated by reference to Exhibit 2 to TCF Financial Corporation's Current Report on Form 8-K and Form 8-K/A Amendment No.1 to Current Report on Form 8-K, dated September 8, 1994, No. 0-16431 (filed September 12, 1994 and September 26, 1994, respectively)]

 3(a) Restated Certificate of Incorporation of TCF Financial Corporation, as amended [incorporated by reference to Exhibit 3(a) to Amendment No. 2 on Form 8, dated May 6, 1988, to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, No. 0-16431 (filed May 7,
        1988)]

 3(b) Bylaws of TCF Financial Corporation, as amended [incorporated by reference to Exhibit 3(b) to Amendment No. 2 on Form 8, dated May 6, 1988, to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, No. 0-16431 (filed May 7, 1988)]

 4(a) Rights Agreement, dated as of May 23, 1989, between TCF Financial Corporation and Manufacturers Hanover Trust Company [incorporated by reference to Exhibit 1 to TCF Financial Corporation's Registration Statement on Form 8-A, No. 0-16431 (filed May 25, 1989)]

EXHIBIT                                                                    PAGE
 NO.                                DESCRIPTION                             NO.

  4(b)  Certificate of Designation for Noncumulative Perpetual
        Preferred Stock [incorporated by reference to Exhibit B of the Agreement and Plan of Reorganization filed as Exhibit 2 to TCF Financial Corporation's Current Report on Form 8-K and Form 8K/A Amendment No. 1 to Current Report on Form 8-K, dated September 8, 1994, No. 0-16431 (filed September 12, 1994 and September 26, 1994, respectively)]

  4(c) Indenture dated March 1, 1986 between Great Lakes Federal Savings Association and J. Henry Schroder Bank & Trust Company
        [incorporated by reference to Exhibit 4.4 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-56137 (filed December 12, 1994)]

  4(d) Warrant Agreement dated as of June 29, 1990 between Great Lakes Bancorp, A Federal Savings Bank, and the Bank of New York [incorporated by reference to Exhibit 4.5 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-56137 (filed December 12, 1994)]

  4(e) Supplement to Warrant Agreement dated as of September 1, 1994 between Great Lakes Bancorp, A Federal Savings Bank, and the Bank of New York [incorporated by reference to Exhibit 4.6 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-56137 (filed December 12, 1994)]

  4(f) Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

 10(a) Stock Option and Incentive Plan of TCF Financial Corporation, as amended [the Plan and First Amendment to the Plan incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-14203 (filed May 12, 1987), Second Amendment, Third Amendment and Fourth Amendment to the Plan incorporated by reference to
        Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, No. 0-16431; Fifth Amendment to the Plan incorporated by reference to
        Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 0-16431; amendment dated January 21, 1991, incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431, and as further amended by amendment dated January 28, 1992 and amendment dated March 23, 1992 (effective April 15, 1992), incorporated by reference to
        Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, No. 0-16431]

 10(b)  Amended and Restated TCF Financial Corporation Executive
        Deferred Compensation Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 16, 1994, No. 0-16431]

 10(c) Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan, as amended [the Trust Agreement incorporated by reference to Exhibit 10(c) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 0-16431; amendment effective April 1, 1991, incorporated by reference to Exhibit 10(c) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431, and as further amended by amendment dated March 23, 1992, incorporated by reference to Exhibit 10(c) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, No. 0-16431]

EXHIBIT                                                                    PAGE
 NO.                                DESCRIPTION                             NO.

 10(d) Amended and Restated Employment Agreement of William A. Cooper, dated July 1, 1993 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, No. 0-16431]

 10(e) Severance Agreement of Joseph P. Clifford, dated August 22, 1988 [incorporated by reference to Exhibit 19(b) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to
        Exhibit 10(e) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431]

 10(f) Severance Agreement of Thomas A. Cusick, dated August 22, 1988 [incorporated by reference to Exhibit 19(c) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(f) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431]

 10(g) Severance Agreement of William E. Dove, dated August 22, 1988 [incorporated by reference to Exhibit 19(d) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(g) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431]

 10(h) Severance Agreement of Robert E. Evans, dated August 23, 1988 [incorporated by reference to Exhibit 19(e) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(h) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431]

 10(i) Severance Agreement of Lynn A. Nagorske, dated August 22, 1988 [incorporated by reference to Exhibit 19(f) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(i) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431]

 10(j) Severance Agreement of Gregory J. Pulles, dated August 23, 1988 [incorporated by reference to Exhibit 19(g) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(j) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431]

 10(k) Severance Agreement of James E. Tuite, dated August 23, 1988 [incorporated by reference to Exhibit 19(i) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(l) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431]

  10(l) Severance  Agreement of  Neil I.  Whitehouse, dated  August 23,
        1988 [incorporated by reference to Exhibit 19(j) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to
        Exhibit 10(m) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431]

EXHIBIT                                                                    PAGE
 NO.                                DESCRIPTION                             NO.

 10(m) Severance  Agreement of  Barry N.  Winslow, dated  December 30,
       1988 and amendment thereto dated December 4, 1990 [incorporated by reference  to Exhibit  10(n) to  TCF Financial Corporation's
       Annual Report on  Form 10-K for the  fiscal year ended December
       31, 1990, No. 0-16431]

 10(n) Supplemental Employee Retirement Plan, as amended [the Plan, as amended by amendment dated September 21, 1989 (effective January 1, 1990) incorporated by reference to Exhibit 10(n) to
       TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 0-16431; amendment dated July 31, 1990 (effective August 31, 1990) incorporated by reference to Exhibit 10(o) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December
       31, 1990, No. 0-16431]; as amended by amendment dated June 26,
       1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 10(o) Trust  Agreement for TCF Financial Corporation Supplemental
       Employee Retirement Plan, dated August 21, 1991 [incorporated by reference to Exhibit 10.16 to TCF Financial Corporation's Registration Statement on Form S-2, filed November 15, 1991, No. 33-43988]

 10(p) TCF Financial Corporation Senior Officer Deferred Compensation
       Plan [the Plan incorporated by reference to Exhibit  10(o) to
       TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 0-16431; amendment effective April 1, 1991, incorporated by reference to Exhibit
       10(p) to TCF Financial Corporation's Annual Report on Form 10-K
       for the fiscal year ended December 31, 1990, No. 0-16431]; as amended by amendments dated June 26, 1994, December 18, 1994 and
       January 23, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .

 10(q) Trust  Agreement for TCF Financial Corporation Senior Officer
       Deferred Compensation Plan [incorporated by reference to
       Exhibit 10(p) to TCF Financial Corporation's Annual Report on
       Form 10-K for the fiscal year ended December 31, 1989, No. 0-
       16431; amendment effective April 1, 1991, incorporated by
       reference  to  Exhibit  10(q) to TCF Financial Corporation's
       Annual Report on Form 10-K  for the fiscal year  ended December
       31, 1990, No. 0-16431]; as amended by amendment dated December 18,
       1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


 10(r) TCF Stock Award Program for Outside Directors [incorporated by reference to Exhibit 10.19 to TCF Financial Corporation's Registration Statement on Form S-2, filed November 15, 1991,
       No. 33-43988]; as renewed by Directors Stock Grant Program adopted
       June 26, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .

 10(s) Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 16, 1994, No. 0-16431]

 10(t) Supplemental Pension Agreement with James E. Tuite, dated June
       27, 1991 [incorporated by reference to Exhibit 10.21 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-57290 (filed January 22, 1993)]

 10(u) Supplemental Pension Agreement with Robert E. Evans, dated July
       9, 1991 [incorporated by reference to Exhibit 10.22 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-57290 (filed January 22, 1993)]

 10(v) Employment Agreement of Robert J. Delonis, dated February 9, 1995 . .

 10(w) TCF Directors Deferred Compensation Plan [incorporated by refernce to plan filed with registrant's definitive proxy statement dated March 15, 1995, No. 0-16431]

 11    Statement regarding computation of per share earnings . . . . . . . .

 13    TCF Financial Corporation 1994 Annual Report  . . . . . . . . . . . .

 21    Subsidiaries  of TCF  Financial  Corporation (as  of  March 23,
       1995) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 24    Consent of KPMG Peat Marwick LLP dated March 29, 1995 . . . . . . . .

 27    Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . .