Form 10-Q
period 1995-03-31
TCF FINANCIAL CORP
filed 1995-05-15
CIK 814184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 1995

                                       or

                [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                               __________________

                                 Commission File
                                   No. 0-16431
                               __________________


                            TCF FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     41-1591444
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         801 Marquette Avenue, Suite 302, Minneapolis, Minnesota 55402
         -------------------------------------------------------------
             (Address and Zip Code of principal executive offices)


Registrant's telephone number, including area code: (612) 661-6500
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X                       No
                    -------                       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
           Class                                  April 30, 1995
- ----------------------------                      --------------
Common Stock, $.01 par value                      17,557,938 shares

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                         Pages
                                                                       -----


         Item 1.  Financial Statements


            Consolidated Statements of Financial Condition
              at March 31, 1995 and December 31, 1994. . . . . . . . .   3


            Consolidated Statements of Operations for the
              Three Months Ended March 31, 1995 and 1994 . . . . . . .   4


            Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1995 and 1994 . . . . . . .   5


            Consolidated Statements of Stockholders' Equity for
              the Year Ended December 31, 1994 and for the
              Three Months Ended March 31, 1995. . . . . . . . . . . .   6


            Notes to Consolidated Financial Statements . . . . . . . .   7


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three
                  Months Ended March 31, 1995 and 1994 . . . . . . . .10-27


            Supplementary Information. . . . . . . . . . . . . . . . .28-29


Part II.  Other Information


         Items 1-6 . . . . . . . . . . . . . . . . . . . . . . . . . .  30


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32


Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .  33

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  Financial Statements

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per-share data)
                                   (Unaudited)


                                                                             At            At
                                                                          March 31,   December 31,
                                                                            1995          1994
                                                                         ---------    -----------
                                        ASSETS
Cash and due from banks                                                 $  202,188     $  224,266
Interest-bearing deposits with banks                                         5,390        193,751
Federal funds sold                                                          10,000          6,900
U.S. Government and other marketable securities
     held to maturity (fair value of $3,551 and $3,526)                      3,552          3,528
Federal Home Loan Bank stock, at cost                                       73,027         78,925
Securities available for sale (amortized cost of $92,642
     and $140,074)                                                          89,693        138,430
Loans held for sale                                                        207,850        201,511
Mortgage-backed securities held to maturity (fair value
     of $1,266,805 and $1,512,606)                                       1,291,370      1,601,200
Loans:
     Residential real estate                                             2,716,300      2,662,707
     Commercial real estate                                                996,925        997,632
     Commercial business                                                   192,355        190,975
     Consumer                                                            1,374,817      1,299,458
     Unearned discounts and deferred fees                                  (42,864)       (32,391)
                                                                        ----------     ----------
         Total loans                                                     5,237,533      5,118,381
         Allowance for loan losses                                         (62,383)       (56,343)
                                                                        ----------     ----------
             Net loans                                                   5,175,150      5,062,038
Premises and equipment                                                     124,630        136,158
Real estate:
     Total real estate                                                      25,541         23,922
     Allowance for real estate losses                                       (1,973)        (2,576)
                                                                        ----------     ----------
         Net real estate                                                    23,568         21,346
Accrued interest receivable                                                 48,706         46,465
Due from brokers                                                               -           27,379
Goodwill                                                                    13,076         13,355
Deposit base intangibles                                                    14,151         14,662
Other assets                                                                86,710         75,674
                                                                        ----------     ----------
                                                                        $7,369,061     $7,845,588
                                                                        ----------     ----------
                                                                        ----------     ----------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Checking                                                           $1,020,550     $1,031,039
     Passbook and statement                                                932,066        940,459
     Money market                                                          676,250        646,732
     Certificates                                                        2,742,595      2,781,488
                                                                        ----------     ----------
        Total deposits                                                   5,371,461      5,399,718
                                                                        ----------     ----------
Securities sold under repurchase agreements                                463,499        429,469
Federal Home Loan Bank advances                                            879,184      1,354,663
Subordinated debt                                                           50,676         50,676
Collateralized obligations                                                  41,817         42,035
Other borrowings                                                            10,151          8,152
                                                                        ----------     ----------
        Total borrowings                                                 1,445,327      1,884,995
Accrued interest payable                                                    13,300         20,043
Accrued expenses and other liabilities                                      68,472         65,363
                                                                        ----------     ----------
        Total liabilities                                                6,898,560      7,370,119
                                                                        ----------     ----------
Stockholders' equity:
     Preferred stock, par value $.01 per share, 30,000,000
        shares authorized; 2,710,000 issued and outstanding                     27             27
     Common stock, par value $.01 per share, 70,000,000 shares
        authorized; 17,460,478 and 17,086,173 shares issued                    175            171
     Additional paid-in capital                                            256,933        251,345
     Unamortized deferred compensation                                     (11,684)        (6,986)
     Retained earnings, subject to certain restrictions                    227,150        244,779
     Loan to Executive Deferred Compensation Plan                             (180)          (195)
     Employee Stock Ownership Plan debt                                        -           (1,500)
     Unrealized loss on securities available for sale, net                  (1,920)        (1,160)
     Treasury stock, at cost, 322,880 shares in 1994                           -          (11,012)
                                                                        ----------     ----------
        Total stockholders' equity                                         470,501        475,469
                                                                        ----------     ----------
                                                                        $7,369,061     $7,845,588
                                                                        ----------     ----------
                                                                        ----------     ----------


See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                 TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Operations
                    (In thousands, except per-share data)
                                 (Unaudited)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                               1995                1994
                                                                               ----                ----
Interest income:
  Interest on loans                                                         $115,467             $ 93,677
  Interest on loans held for sale                                              3,966                5,207
  Interest on mortgage-backed securities held to maturity                     25,846               22,730
  Interest on investments                                                      1,900                2,874
  Interest on securities available for sale                                    1,612                5,955
                                                                            --------             --------
     Total interest income                                                   148,791              130,443
                                                                            --------             --------
Interest expense:
  Interest on deposits                                                        48,305               46,941
  Interest on borrowings                                                      24,838               19,374
                                                                            --------             --------
     Total interest expense                                                   73,143               66,315
                                                                            --------             --------
         Net interest income                                                  75,648               64,128
Provision for credit losses                                                    6,688                2,640
                                                                            --------             --------
     Net interest income after provision for credit losses                    68,960               61,488
                                                                            --------             --------
Non-interest income:
  Fee and service charge revenues                                             20,753               19,885
  Data processing revenue                                                      2,424                2,129
  Commissions on sales of annuities                                            2,366                2,472
  Title insurance revenues                                                     2,273                2,724
  Gain on sale of loans held for sale, net                                       576                1,024
  Loss on sale of mortgage-backed securities, net                            (21,037)                 -
  Gain (loss) on sale of securities available for sale, net                     (250)               2,758
  Gain on sale of loan servicing, net                                            523                  561
  Other                                                                        1,250                1,422
                                                                            --------             --------
     Total non-interest income                                                 8,878               32,975
                                                                            --------             --------
Non-interest expense:
  Compensation and employee benefits                                          35,653               30,976
  Occupancy and equipment, net                                                12,495               12,037
  Advertising and promotions                                                   4,452                3,614
  Federal deposit insurance premiums and assessments                           3,472                3,883
  Amortization of goodwill and other intangibles                                 790                  823
  Provision for real estate losses                                               163                  799
  Cancellation cost on early termination of interest-rate
     exchange agreements                                                       4,423                  -
  Merger-related expenses                                                     21,733                  -
  Other                                                                       13,979               15,536
                                                                            --------             --------
     Total non-interest expense                                               97,160               67,668
                                                                            --------             --------
         Income (loss) before income tax expense (benefit)
            and extraordinary item                                           (19,322)              26,795
Income tax expense (benefit)                                                  (7,683)              10,563
                                                                            --------             --------
         Income (loss) before extraordinary item                             (11,639)              16,232
Extraordinary item:
  Penalties on early repayment of FHLB advances, net of
     tax benefit of $578                                                        (963)                 -
                                                                            --------             --------
         Net income (loss)                                                   (12,602)              16,232
Dividends on preferred stock                                                     678                  678
                                                                            --------             --------
     Net income (loss) available to common shareholders                     $(13,280)            $ 15,554
                                                                            --------             --------
                                                                            --------             --------


Per common share:
  Income (loss) before extraordinary item                                   $   (.72)            $    .90
  Extraordinary item                                                            (.05)                  -
                                                                            --------             --------
  Net income (loss)                                                         $   (.77)            $    .90
                                                                            --------             --------
                                                                            --------             --------

  Dividends declared                                                        $    .25             $    .25
                                                                            --------             --------
                                                                            --------             --------


See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                          ------------------------------
                                                                              1995               1994
                                                                              ----               ----
Cash flows from operating activities:
  Net income (loss)                                                       $  (12,602)         $  16,232
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                          3,309              3,571
        Amortization of goodwill and other intangibles                           790                823
        Amortization of fees, discounts and premiums                            (365)            (1,248)
        Proceeds from sales of loans held for sale                            74,051            507,347
        Principal collected on loans held for sale                             2,778              3,173
        Originations and purchases of loans held for sale                    (82,728)           (339,367)
        Net (increase) decrease in other assets and liabilities,
          and accrued interest                                               (24,837)            10,596
        Provisions for credit and real estate losses                           6,851              3,439
        (Gain) loss on sale of securities available for sale, net                250             (2,758)
        Gain on sale of loan servicing, net                                     (523)              (561)
        Penalties on early repayment of FHLB advances                          1,541                -
        Loss on sale of mortgage-backed securities, net                       21,037                -
        Cancellation cost on early termination of interest-rate
          exchange agreements                                                  4,423                -
        Write-off of equipment                                                13,435                -
        Other, net                                                               890              1,514
                                                                          ----------          ---------

          Total adjustments                                                   20,902            186,529
                                                                          ----------          ---------

            Net cash provided by operating activities                          8,300            202,761
                                                                          ----------          ---------

Cash flows from investing activities:
  Proceeds from sales of mortgage-backed securities                          211,117                -
  Principal collected on mortgage-backed securities                           38,926            160,200
  Purchases of mortgage-backed securities                                        -             (299,379)
  Principal collected on loans                                               254,121            337,049
  Loan originations                                                         (378,403)          (375,676)
  Net (increase) decrease in interest-bearing deposits with banks            188,361            (12,568)
  Net increase in securities purchased under resale agreements                   -              (14,400)
  Proceeds from sales of securities available for sale                        44,462            174,083
  Proceeds from maturities of securities available for sale                   68,612            144,716
  Purchases of securities available for sale                                     -             (311,760)
  Proceeds from maturities of U.S. Government and other
     marketable securities                                                       -                  250
  Proceeds from redemption of FHLB stock                                       8,838                -
  Purchases of term federal funds sold                                           -              (34,000)
  Proceeds from maturities of term federal funds sold                            -               15,000
  Net increase in short-term federal funds sold                               (3,100)           (84,400)
  Sales of deposits, net of cash paid                                         (9,160)               -
  Proceeds from sales of real estate                                           2,423              3,768
  Payments for acquisition and improvement of real estate                     (1,027)              (135)
  Proceeds from sale of loan servicing                                           631                668
  Other, net                                                                  (5,116)             3,497
                                                                          ----------          ---------

     Net cash provided (used) by investing activities                        420,685           (293,087)
                                                                          ----------          ---------


Cash flows from financing activities:
  Net decrease in deposits                                                   (19,097)          (107,921)
  Proceeds from securities sold under repurchase agreements
     and federal funds purchased                                           2,390,058            541,683
  Payments on securities sold under repurchase agreements
     and federal funds purchased                                          (2,354,028)          (540,941)
  Proceeds from FHLB advances                                                699,890            345,153
  Payments on FHLB advances                                               (1,176,910)          (159,006)
  Payments for termination of interest-rate exchange agreements               (4,581)               -
  Payments on other borrowings                                                  (278)              (763)
  Repurchases of common stock                                                    -               (7,417)
  Other, net                                                                  13,883              1,758
                                                                          ----------          ---------

     Net cash provided (used) by financing activities                       (451,063)            72,546
                                                                          ----------          ---------

Net decrease in cash and due from banks                                      (22,078)           (17,780)
Cash and due from banks at beginning of period                               224,266            198,324
                                                                          ----------          ---------

Cash and due from banks at end of period                                  $  202,188          $ 180,544
                                                                          ----------          ---------
                                                                          ----------          ---------

Supplemental disclosures of cash flow information:
  Cash paid for:
        Interest on deposits and borrowings                               $   78,231          $  66,086
                                                                          ----------          ---------
                                                                          ----------          ---------
        Income taxes                                                      $    2,524          $   5,350
                                                                          ----------          ---------
                                                                          ----------          ---------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                                 Consolidated Statements of Stockholders' Equity
                                           (Dollars in thousands)
                                                   (Unaudited)

                                                                                          Loan to    Unrealized
                                                                                          Executive     Gain
                                  Number                              Unamor-             Deferred   (Loss) on
                                  of                                  tized               Compen-    Securities
                                  Common    Pre-           Additional Deferred            sation     Available
                                  Shares    ferred  Common Paid-in    Compen-   Retained  Plan and   for Sale,   Treasury
                                  Issued    Stock   Stock  Capital    sation    Earnings  ESOP debt     Net      Stock      Total
                                  ------    ------  ------ --------- ---------- -------- ----------  ----------  --------  --------
Balance, December 31, 1993,
 as originally reported       12,361,569     $ -      $124  $150,602  $ (1,272) $146,502   $  (348)    $   -     $   -     $295,608
Adjustments for pooling-of-
 interests                     4,286,983       27       43    87,958       -      48,329    (3,900)        -         -      132,457
                              -----------     ---     ----  --------   -------   -------    ------     -------   -------    -------
Balance, December 31, 1993,
 as restated                  16,648,552       27      167   238,560    (1,272)  194,831    (4,248)        -         -      428,065
 Cumulative effect of change
  in accounting for
  securities available for
  sale at January 1, 1994,
  net of tax                         -         -        -        -         -         -         -         3,276       -        3,276
 Net income                          -         -        -        -         -      70,183       -           -         -       70,183
 Dividends on preferred stock        -         -        -        -         -      (2,710)      -           -         -       (2,710)
 Dividends on common stock       174,411       -         2     5,266       -     (17,525)      -           -         -      (12,257)
 Purchase of 535,000 shares to
  be held in treasury                -         -        -        -         -         -         -           -     (17,524)   (17,524)
 Issuance of 189,200 shares
  of restricted stock, of
  which 183,200 shares were
  from treasury                    6,000       -        -      2,007    (7,541)      -         -           -      5,550         16
 Grant of 28,500 shares of
  restricted stock to
  outside directors from
  treasury                           -         -        -        117    (1,065)      -         -           -        948        -
 Issuance of 420 shares to
  employee benefit plans
  from treasury                      -         -        -          4       -         -         -           -         14         18
 Issuance of shares to
  Dividend Reinvestment Plan       4,030       -        -        122       -         -         -           -        -          122
 Issuance of shares under
  Officers' Stock Performance
  Investment Plan                 23,045       -        -        705       -         -         -           -        -          705
 Cancellation of shares of
  restricted stock                (1,500)      -        -        (56)       40       -         -           -        -          (16)
 Amortization of deferred
  compensation                       -         -        -        -       2,852       -         -           -        -        2,852
 Exercise of stock options       109,111       -         1     2,132       -         -         -           -        -        2,133
 Exercise of stock warrants      122,524       -         1     2,488       -         -         -           -        -        2,489
 Payments on Loan to Executive
  Deferred Compensation Plan         -         -        -        -         -         -         153         -        -          153
 Payments on Employee Stock
  Ownership Plan debt                -         -        -        -         -         -       2,400         -        -        2,400
 Change in unrealized gain
  (loss) on securities
  available for sale, net            -         -        -             -    -         -         -        (4,436)     -       (4,436)
                              ----------     ----      ---  --------    ------  --------    ------     -------  -------    -------
Balance, December 31, 1994    17,086,173       27      171   251,345    (6,986)  244,779    (1,695)     (1,160) (11,012)   475,469
 Net loss                            -         -        -        -         -     (12,602)      -           -        -      (12,602)
 Dividends on preferred stock        -         -        -        -         -        (678)      -           -        -         (678)
 Dividends on common stock           -         -        -        -         -      (4,349)      -           -        -       (4,349)
 Issuance of shares to
  Dividend Reinvestment Plan         300       -        -         11       -         -         -           -        -           11
 Issuance of 186,880 shares
  from treasury to effect
  merger with Great Lakes       (186,880)      -        (2)   (6,372)      -         -         -           -      6,374        -
 Issuance of 136,000 shares
  of restricted stock from
  treasury                           -         -        -      1,050    (5,688)      -         -           -      4,638        -
 Repurchase and cancellation
  of shares                       (1,338)      -        -        (52)      -         -         -           -        -          (52)
 Amortization of deferred
  compensation                       -         -        -        -         990       -         -           -        -          990
 Exercise of stock options       131,287       -         1     2,283       -         -         -           -        -        2,284
 Exercise of stock warrants      430,936       -         5     8,668       -         -         -           -        -        8,673
 Payments on Loan to Executive
  Deferred Compensation Plan         -         -        -        -         -         -          15         -        -           15
 Payments on Employee Stock
  Ownership Plan debt                -         -        -        -         -         -       1,500         -        -        1,500
 Change in unrealized loss
  on securities available
  for sale, net                      -         -        -        -         -         -         -          (760)     -         (760)
                              ----------     ----     ----  --------  --------  --------    ------     -------   -------  --------
Balance March 31, 1995        17,460,478     $ 27     $175  $256,933  $(11,684) $227,150    $ (180)    $(1,920)  $  -     $470,501
                              ----------     ----     ----  --------  --------  --------    ------     -------   -------  --------
                              ----------     ----     ----  --------  --------  --------    ------     -------   -------  --------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.
     The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation ("TCF"), which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1994 and for the year then ended.

     Certain reclassifications have been made to prior period balances to conform to current period presentation. For consolidated statements of cash flows purposes, cash and cash equivalents include cash and due from banks.


(2)  CHANGE IN METHOD OF ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

     Effective January 1, 1995, TCF adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans, including all loans that are restructured in a troubled debt restructuring involving a modification of terms, be measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of the collateral of an impaired collateral-dependent loan or an observable market price, if one exists, may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment is to be recognized through the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and to clarify disclosure requirements. The adoption of SFAS No. 114 and SFAS No. 118 did not impact TCF's results of operations for the first quarter of 1995 or any prior period. In accordance with SFAS No. 114 and SFAS No. 118, prior period financial statements have not been restated to reflect the change in accounting method.

(3)  EARNINGS PER COMMON SHARE

     The weighted average number of common and common equivalent shares outstanding used to compute earnings per common share were 17,172,991 and 17,245,927 for the three months ended March 31, 1995 and 1994, respectively. The effect of outstanding stock options and common stock warrants is excluded from the 1995 earnings per common share computation as the effect is antidilutive.


(4)  BUSINESS COMBINATION

     On February 8, 1995, TCF completed its acquisition of Great Lakes Bancorp, A Federal Savings Bank ("Great Lakes"), a Michigan-based savings bank with $2.8 billion in assets, $1.6 billion in deposits, 39 offices in Michigan and five offices in western Ohio. In connection with the acquisition, TCF issued approximately 4.9 million shares of its common stock for all of the outstanding common shares of Great Lakes. In addition, each outstanding share of Great Lakes preferred stock was exchanged for one share of TCF preferred stock with substantially identical terms. TCF also assumed the obligation to issue common stock upon the exercise or conversion of the outstanding warrants to purchase Great Lakes common stock, the outstanding employee and director options to purchase Great Lakes common stock, and the outstanding 7 1/4% convertible subordinated debentures due 2011 of Great Lakes. In connection with the acquisition, a pretax merger-related charge of $54 million was incurred during the 1995 first quarter. The merger-related charges are described in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 27.

     As a result of the acquisition, Great Lakes merged into TCF's existing Michigan-based wholly owned savings bank subsidiary, TCF Bank Michigan fsb. The resulting savings bank is operated as a direct subsidiary of TCF and retained the Great Lakes name, certain members of its board of directors, and headquarters in Ann Arbor, Michigan. The resulting savings bank operates 54 offices in Michigan and five offices in western Ohio.

     The consolidated financial statements of TCF give effect to the acquisition, which has been accounted for as a pooling-of-interests combination. Accordingly, TCF's consolidated financial statements for periods prior to the combination have been restated to include the accounts and the results of operations of Great Lakes for all periods presented, except for dividends declared per share. There were no material intercompany transactions prior to the acquisition.

     The significant accounting and reporting policies of TCF and Great Lakes differed in certain respects. As required in a pooling-of-interests business combination, the restated consolidated financial statements for periods prior to the combination reflect certain adjustments to conform Great Lakes' accounting methods to those of TCF. These adjustments retroactively restate, for all periods presented, Great Lakes' method of adoption of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to conform to TCF's method of adoption of these same statements. Great Lakes adopted SFAS No. 115 effective December 31, 1993 on a prospective basis whereas TCF adopted SFAS No. 115 effective January 1, 1994 on a prospective basis. The adjustments to conform Great Lakes' method of adoption of SFAS No. 115 to that of TCF decreased stockholders' equity at December 31, 1993 by $1.9 million. No adjustments were required to the restated consolidated financial statements presented herein to conform Great Lakes' method of adoption of SFAS No. 72 and SFAS No. 109 to that of TCF.

     The results of operations previously reported by TCF and Great Lakes on a separate basis and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:


                                                  Three Months Ended March 31, 1994
                                                  ---------------------------------
                                                                Great
     (In thousands, except per-share data)           TCF        Lakes    Combined
                                                     ---        -----    --------
     Interest income                               $84,689     $45,754   $130,443
     Interest expense                               38,960      27,355     66,315
                                                   -------     -------   --------
       Net interest income                          45,729      18,399     64,128
     Provision for credit losses                     2,140         500      2,640
                                                   -------     -------   --------
       Net interest income after provision
         for credit losses                          43,589      17,899     61,488
     Non-interest income                            29,886       3,089     32,975
     Non-interest expense                           52,600      15,068     67,668
                                                   -------     -------   --------
       Income before income tax expense             20,875       5,920     26,795
     Income tax expense                              8,663       1,900     10,563
                                                   -------     -------   --------
       Net income                                   12,212       4,020     16,232
     Dividends on preferred stock                      -           678        678
                                                   -------     -------   --------
         Net income available to common
            shareholders                           $12,212     $ 3,342   $ 15,554
                                                   -------     -------   --------
                                                   -------     -------   --------

     Earnings per common share                     $   .98     $   .51   $    .90
                                                   -------     -------   --------
                                                   -------     -------   --------


                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

           Item 2. - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

TCF Financial Corporation ("TCF" or the "Company") reported a net loss of $12.6 million for the first quarter of 1995, compared with net income of $16.2 million for the same period in 1994. Net loss available to common shareholders for the first quarter of 1995 was $13.3 million, or 77 cents per common share, compared with net income available to common shareholders of $15.6 million, or 90 cents per common share, for the first quarter of 1994.

The 1995 first quarter loss was a result of merger-related charges incurred in connection with TCF's acquisition of Great Lakes Bancorp, A Federal Savings Bank ("Great Lakes"), which is described in Note 4 of Notes to Consolidated Financial Statements. The following table summarizes the major components of the merger-related charges, which were previously disclosed in TCF's prospectus relating to the acquisition (in thousands):


   Loss on sale of securities available for sale           $   310
   Loss on sale of mortgage-backed securities               21,037
   Loss on prepayment of FHLB advances                       1,541 (1)
   Interest-rate exchange agreement termination costs        4,423
   Provision for credit losses                               5,000
   Merger-related expenses:
     Equipment charges                                      13,933
     Severance and employee benefits                         4,721
     Professional fees                                       2,215
     Other                                                     864
                                                           -------
       Total merger-related expenses                        21,733
                                                           -------
         Total pretax merger-related charges               $54,044
                                                           -------
                                                           -------

- ----------------------------
(1) Reflected in the Consolidated Statements of Operations as an extraordinary item, net of tax benefit of $578.


On an after-tax basis, these merger-related charges totaled $32.8 million, or $1.91 per common share.

During the first quarter of 1995, Great Lakes sold $232.2 million of collateralized mortgage obligations from its held to maturity portfolio at a pretax loss of $21 million. In addition, Great Lakes sold $17.3 million of securities available for sale at a pretax loss of $310,000. The combined weighted average yield on the assets sold was 6.30%. The collateralized mortgage obligations and securities available for sale were sold in order to reduce Great Lakes' interest-rate and credit-loss risk to levels consistent with TCF's existing interest-rate risk position and credit-loss risk policy. In addition to these asset sales, Great Lakes prepaid Federal Home Loan Bank ("FHLB") advances, paid down wholesale borrowings and terminated interest-rate exchange contracts during the first quarter of 1995. Great Lakes prepaid $112.3 million of FHLB advances at a pretax loss of $1.5 million during the first quarter of 1995. This amount, net of a $578,000 income tax benefit, was recorded as an extraordinary item in the Consolidated Statements of Operations. The FHLB advances had a weighted average cost of 9.03% and a weighted average life of one year. Interest-rate exchange contracts with notional principal amounts totaling $544.5 million were terminated by Great Lakes at a pretax loss of $4.4 million. These actions were taken in order to reduce Great Lakes' level of higher-cost wholesale borrowings and to reduce interest-rate risk.

Great Lakes recorded $5 million in provisions for credit losses in the first quarter of 1995 to conform its credit loss reserve practices and methods to those of TCF and to allow for the accelerated disposition of its remaining problem assets.

In connection with its acquisition of Great Lakes, TCF committed to restructure certain existing business activities of Great Lakes in order to integrate Great Lakes' data processing system into TCF's. These actions were also designed to reduce staff by consolidating certain functions such as data processing, investments and certain other back office operations. Subsequent to its merger with TCF, Great Lakes recognized a pretax charge of $21.7 million in the 1995 first quarter for these restructuring and merger-related expenses.

Income for the first quarter of 1995, excluding the $32.8 million in after-tax merger-related charges, totaled $20.2 million, or $1.11 per common share, a 24.7% increase from $16.2 million, or 90 cents per common share for the 1994 first quarter. On the same basis, return of average common equity was 17.48% for the 1995 first quarter compared with 15.24% for the 1994 first quarter.

NET INTEREST INCOME

Net interest income for the first quarter of 1995 was $75.6 million, up 18% from $64.1 million recorded in the first quarter of 1994. The net interest margin for the first quarter of 1995 was 4.31%, up from 3.67% for the same period in 1994. TCF's net interest income and net interest margin increased primarily due to increased yields and growth of consumer loans, the favorable impact of the merger-related activities at Great Lakes, lower average levels of non-performing assets, and increased capital. As the merger-related activities at Great Lakes were not completed until the end of the 1995 first quarter, TCF anticipates a continued favorable impact on its net interest margin resulting from these actions.

If variable index rates (e.g., prime) were to decline dramatically, TCF may experience compression of its interest margin, as it is likely that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest rate sensitive assets such as home equity loans. In addition, competition for checking and savings deposits, an important source of lower cost funds for TCF, has intensified among depository and other financial institutions. As a result of this competition and the general increases in market interest rates, TCF has experienced an increase in the rates paid on its deposits. TCF may experience compression in its net interest margin if the rates paid on deposits continue to increase. See "Asset/Liability Management-Interest Rate Risk."

The following rate/volume analysis details the increases (decreases) in interest income and expense resulting from interest rate and volume changes during the first quarter of 1995 as compared to the same period last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                                      Three Months Ended
                                                        March 31, 1995
                                                   Versus Same Period in 1994
                                                 -------------------------------

                                                   Increase (Decrease) Due to
                                                 -------------------------------

                                                 Volume        Rate        Total
                                                 ------        ----        -----
                                                          (In thousands)
Securities available for sale                    $(5,837)    $ 1,494      $(4,343)
                                                 -------     -------      -------
Loans held for sale                               (2,376)      1,135       (1,241)
                                                 -------     -------      -------
Mortgage-backed securities held to maturity        2,407         709        3,116
                                                 -------     -------      -------
Loans:
  Residential real estate                          6,841       1,239        8,080
  Commercial real estate                          (1,049)      1,379          330
  Commercial business                               (198)        728          530
  Consumer                                         6,042       6,808       12,850
                                                 -------     -------      -------
    Total loans                                   11,636      10,154       21,790
                                                 -------     -------      -------
Investments:
  Interest-bearing deposits with banks               (83)        130           47
  Federal funds sold                              (1,709)        582       (1,127)
  U.S. Government and other marketable
    securities held to maturity                       (8)        (55)         (63)
  FHLB stock                                         (58)        227          169
                                                 -------     -------      -------
    Total investments                             (1,858)        884         (974)
                                                 -------     -------      -------
      Total interest income                        3,972      14,376       18,348
                                                 -------     -------      -------
Deposits:
  Checking                                          (108)         14          (94)
  Passbook and statement                            (531)        543           12
  Money market                                      (192)      1,677        1,485
  Certificates                                    (1,733)      1,694          (39)
                                                 -------     -------      -------
    Total deposits                                (2,564)      3,928        1,364
                                                 -------     -------      -------
Borrowings:
  Securities sold under repurchase agreements      1,942         870        2,812
  FHLB advances                                    1,028       1,373        2,401
  Subordinated debt                                  -           (31)         (31)
  Collateralized obligations                         (19)        219          200
  Other borrowings                                    42          40           82
                                                 -------     -------      -------
    Total borrowings                               2,993       2,471        5,464
                                                 -------     -------      -------
      Total interest expense                         429       6,399        6,828
                                                 -------     -------      -------
Net interest income                              $ 3,543     $ 7,977      $11,520
                                                 -------     -------      -------
                                                 -------     -------      -------


PROVISIONS FOR CREDIT AND REAL ESTATE LOSSES

TCF provided $6.7 million for credit losses in the first quarter of 1995, compared with $2.6 million for the same prior-year period. Net loan and industrial revenue bond charge-offs were $723,000 for the first quarter of 1995, compared with $3.5 million during the same 1994 period. The provision for real estate losses for the first quarter of 1995 was $163,000, compared with $799,000 for the same prior-year period. The provision for credit losses in the first quarter of 1995 includes $5 million in merger-related provisions, which were established to conform Great Lakes' accounting and credit loss reserve practices and methods to those of TCF and to allow for the accelerated disposition of Great Lakes' remaining problem assets.

TCF continues to expand its consumer lending and consumer finance operations and anticipates opening 13 new consumer finance offices during the remainder of 1995, most of which will be in areas outside its traditional market areas. TCF opened 10 such offices during the first quarter of 1995 and now has 56 consumer finance offices in 13 states. As a result of this expansion, TCF's consumer finance loan portfolio totaled $238.7 million at March 31, 1995, compared with $201 million at December 31, 1994. Consumer finance lending is generally considered to involve a higher level of risk than single-family residential lending due to the higher level of credit risk and interest rates associated with these loans. The underwriting criteria for loans originated by these consumer finance offices are generally less stringent than those historically adhered to by TCF and as a result carry a higher level of credit risk and higher interest rates. TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality that are consistent with its goals for expanding its portfolio of these higher-yielding loans. TCF's greater than 30-day delinquency ratio on consumer loans was .70% at March 31, 1995, compared with .77% at December 31, 1994.

TCF's investments in commercial real estate loans and commercial business loans have decreased significantly in recent years. TCF is seeking to expand its commercial real estate and commercial business lending activity to borrowers located in its primary markets of Minnesota, Illinois, Wisconsin, Michigan and other Midwestern states in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. These loans generally have larger individual balances and a substantially greater inherent risk of loss. The risk of loss on such loans is difficult to quantify and is subject to fluctuations in real estate values. At March 31, 1995, the allowances for loan and real estate losses and industrial revenue bond reserves totaled $67 million, compared with $61.7 million at year-end 1994. See "Financial Condition - Allowances for Loan and Real Estate Losses and Industrial Revenue Bond Reserves" for additional information.

NON-INTEREST INCOME

Non-interest income, excluding the losses from merger-related asset sales at Great Lakes, decreased $2.8 million, or 8.3%, to $30.2 million for the first quarter of 1995, compared with $33 million for the same period in 1994. The decrease was primarily due to lower title insurance revenues and decreased gains on sales of loans held for sale and securities available for sale. The following table presents the components of non-interest income:


                                            Three Months Ended
                                                 March 31,         Percentage
                                          ----------------------    Increase
(Dollars in thousands)                       1995          1994    (Decrease)
                                             ----          ----    ----------
Fee and service charge revenues           $ 20,753       $19,885       4.4%
Data processing revenue                      2,424         2,129      13.9
Commissions on sales of annuities            2,366         2,472      (4.3)
Title insurance revenues                     2,273         2,724     (16.6)
Gain on sale of loans held for sale, net       576         1,024     (43.8)
Gain on sale of securities available
  for sale, net                                 60         2,758     (97.8)
Gain on sale of loan servicing, net            523           561      (6.8)
Other                                        1,250         1,422     (12.1)
                                          --------       -------
                                            30,225        32,975      (8.3)
Merger-related charges:
  Loss on sale of securities
    available for sale, net                   (310)          -      (100.0)
  Loss on sale of mortgage-backed
    securities, net                        (21,037)          -      (100.0)
                                          --------       -------
                                          $  8,878       $32,975     (73.1)
                                          --------       -------
                                          --------       -------


Data processing revenue totaled $2.4 million for the first quarter of 1995, a 13.9% increase from $2.1 million for the same 1994 period. This increase reflects TCF's efforts to provide and expand electronic banking transaction services through its automated teller machine ("ATM") network. TCF expanded its network of ATM's to 705 by installing 17 ATM's during the first quarter of 1995 and anticipates installing additional ATM's during the remainder of 1995. These revenues are generated principally through the use of TCF's ATM network by depositors of other financial institutions.

Commissions on sales of annuities totaled $2.4 million during the first quarter of 1995 compared with $2.5 million for the same 1994 period. Sales of annuities may fluctuate from period to period, and future sales levels will depend upon continued favorable tax treatment, the level of interest rates, general economic conditions and investor preferences. In March of 1995, TCF commenced sales of annuities in Michigan through a newly incorporated subsidiary.

Title insurance revenues totaled $2.3 million during the first quarter of 1995 compared with $2.7 million for the first quarter of 1994. Title insurance revenues have been negatively affected by decreases in refinancing activity associated with the rise in market interest rates. Title insurance revenues are cyclical in nature and are largely dependent on the level of loan originations and refinancings in the industry.

Gains on sales of loans held for sale totaled $576,000 during the first quarter of 1995, compared with $1 million during the same period in 1994. Gains on sales of securities available for sale totaled $60,000, excluding merger-related sales, for the first quarter of 1995, compared with $2.8 million during the same 1994 period. Gains on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

The results for the first quarter of 1995 include a pretax gain of $523,000 on the sale of $51 million of third-party loan servicing rights. TCF's results for the first quarter of 1994 included a pretax gain of $561,000 on the sale of $39.2 million of third-party loan servicing rights. TCF periodically sells loan servicing rights depending on market conditions. TCF's residential loan servicing portfolio totaled $7.3 billion at March 31, 1995, relatively unchanged from December 31, 1994.

During the first quarter of 1995, Great Lakes sold $176.1 million of private issuer collateralized mortgage obligations, $42.3 million of FHLMC collateralized mortgage obligations and $13.8 million of FNMA collateralized mortgage obligations from its held to maturity portfolio. The sales were completed to reduce Great Lakes' interest-rate and credit-loss risk to levels consistent with TCF's existing interest-rate risk position and credit-loss risk policy. The fair values of the private issuer, FHLMC and FNMA collateralized mortgage obligations at the time of sale were $161 million, $37.8 million and $12.4 million, respectively. As a result, a pretax loss of $21 million was recorded on these sales in the first quarter of 1995.

Also in the 1995 first quarter, Great Lakes sold $3 million of mortgage-backed securities, $638,000 of private issuer collateralized mortgage obligations, $10.2 million of corporate securities and $3.5 million of structured notes from the available for sale portfolio at a pretax loss of $310,000. These sales also reduced Great Lakes' interest-rate and credit-loss risk to levels consistent with those of TCF.

NON-INTEREST EXPENSE

Non-interest expense (excluding the provision for real estate losses and merger-related charges) totaled $70.8 million for the first quarter of 1995, up 5.9% from $66.9 million for the same 1994 period. The increased expenses in 1995 were primarily due to costs associated with expanded consumer lending and consumer finance operations and other costs related to the Great Lakes acquisition. The following table presents the components of non-interest expense:


                                            Three Months Ended
                                                 March 31,         Percentage
                                          ----------------------    Increase
(Dollars in thousands)                      1995          1994     (Decrease)
                                            ----          ----     ----------
Compensation and employee benefits        $35,653        $30,976     15.1%
Occupancy and equipment, net               12,495         12,037      3.8
Advertising and promotions                  4,452          3,614     23.2
Federal deposit insurance premiums
  and assessments                           3,472          3,883    (10.6)
Amortization of goodwill and
  other intangibles                           790            823     (4.0)
Other                                      13,979         15,536    (10.0)
                                          -------        -------
                                           70,841         66,869      5.9
Provision for real estate losses              163            799    (79.6)
Merger-related charges:
  Merger-related expenses                  21,733            -      100.0
  Cancellation cost on early
    termination of interest-rate
    exchange agreements                     4,423            -      100.0
                                          -------        -------
                                          $97,160        $67,668     43.6
                                          -------        -------
                                          -------        -------


Compensation and employee benefits expense totaled $35.7 million for the 1995 first quarter, compared with $31 million for the same period in 1994. This increase of $4.7 million, or 15.1%, was primarily due to the expansion of consumer lending and consumer finance operations and other additional non-recurring costs associated with the Great Lakes acquisition. As the restructuring of Great Lakes' operations will not be completed until the third quarter of 1995, TCF did not experience the full benefit of the expense reductions in the first quarter of 1995.

Advertising and promotion expenses totaled $4.5 million for the first quarter of 1995, an increase of $838,000, or 23.2%, from the same period in 1994. The increase reflects the increase in direct mail and other marketing expenses relating to the promotion of TCF's consumer finance and deposit products.

Federal deposit insurance premiums and assessments totaled $3.5 million for the first quarter of 1995, compared with $3.9 million for the same period in 1994. The decrease is primarily due to a decrease in the deposit insurance premium rate paid by TCF Bank Minnesota fsb's ("TCF Minnesota") wholly owned bank subsidiaries, TCF Bank Wisconsin fsb ("TCF Wisconsin") and TCF Bank Illinois fsb ("TCF Illinois") from .26% to .23% of total insured deposits. The thrift industry faces the prospect of significantly higher deposit insurance premiums, and this may have an adverse effect on TCF's ability to attract and retain deposits. In addition, the U.S. Department of the Treasury recently disclosed that it is considering a plan to recapitalize the Savings Association Insurance Fund ("SAIF") that would entail charging a one-time special assessment of approximately $6 billion, among other proposals under consideration. The special assessment, recently estimated to range from .78% to .84% of TCF's total insured deposits, or approximately $42 million to $45 million pretax, would be in addition to TCF's annual deposit insurance premium. Deposit insurance premium rates would likely decline following such a charge. It is too early to predict whether the proposed special assessment will be approved, or, if approved, when it will be charged.

Other non-interest expense totaled $14 million for the 1995 first quarter, a 10% decrease from $15.5 million for the same period in 1994. This decrease was primarily due to decreases of $610,000 in loan expense due to decreased loan origination activity and $642,000 in real estate operations expense.

Included in merger-related expenses for the first quarter of 1995 are $13.9 million of equipment charges which reflect costs associated with the integration of Great Lakes' data processing system into TCF's and the write-off of certain redundant data processing equipment and software. During the first quarter of 1995, approximately $13.4 million of redundant equipment was written off. In addition, an accrual of $500,000 was established for data processing contract cancellation costs, none of which was paid in the first quarter of 1995. It is anticipated the data processing integration will be completed in the third quarter of 1995.

Merger-related expenses for the first quarter of 1995 include $4.7 million of executive contract, severance and employee benefit costs reflecting the consolidation of certain functions such as data processing, investments and certain other back office operations. A reduction of approximately 200 employees in the combined work force is expected as a result of the consolidation of these functions, of which approximately 80 occurred during the first quarter of 1995. The severance benefit arrangement was communicated to all employees who may be affected by the consolidation of certain functions, and generally provides for a minimum of one month of severance up to a maximum of seven months depending upon years of service and job classification. In addition, staying bonuses with higher levels of employee benefits were offered to certain individuals in addition to the severance benefits. Approximately $920,000 of severance and employee benefit costs were paid in the 1995 first quarter.

In the first quarter of 1995, approximately $2.2 million of merger-related expenses for professional services, including investment advisor, legal and accounting services, and $864,000 of other expenses were incurred by Great Lakes as a direct result of the merger.

In the 1995 first quarter, Great Lakes terminated $544.5 million of high-cost interest-rate exchange agreements at a pretax loss of $4.4 million. The agreements were terminated in connection with the asset sales and paydown of wholesale borrowings as part of the merger-related restructuring activities. Upon completion of the termination actions, Great Lakes is no longer a party to any interest-rate exchange agreements.

In June 1994, the Financial Accounting Standards Board issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans." The proposed statement amends the accounting for mortgage servicing rights prescribed under Statement of Financial Accounting Standards ("SFAS") No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 65 presently prescribes different treatment for the recognition of originated mortgage servicing rights and purchased mortgage servicing rights ("PMSRs"). Subject to limitations, presently only PMSRs are capitalized and amortized in accordance with SFAS No. 65. The proposed statement would require that an entity recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. An entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. The proposed statement would also require that capitalized mortgage servicing rights be assessed for impairment, based on fair value. The proposed statement would be applied prospectively in fiscal years beginning after December 15, 1995 to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights whenever acquired. Earlier application is permitted but not required. Retroactive application would be prohibited. It is too early to predict whether the proposed statement will be adopted in its present form or what effect the proposed statement will have on TCF's financial condition or results of operations.

INCOME TAXES

TCF recorded an income tax benefit of $7.7 million, or 39.8% of pretax loss, for the first quarter of 1995, compared with income tax expense of $10.6 million, or 39.4% of pretax income, during the same period in 1994.

ASSET/LIABILITY MANAGEMENT - INTEREST-RATE RISK

TCF's results of operations are dependent to a large degree on its net interest income, which is the difference between interest income and interest expense. Like most financial institutions, TCF's interest income and cost of funds are significantly affected by general economic conditions and by policies of regulatory authorities. The mismatch between maturities and interest rate sensitivities of assets and liabilities results in interest-rate risk. Although the measure is subject to a number of assumptions and is only one of a number of measurements, management believes the interest rate gap (difference between interest-earning assets and interest-bearing liabilities repricing within a given period) is an important indication of TCF's exposure to interest-rate risk and the related volatility of net interest income in a changing interest rate environment. In addition to the interest rate gap analysis, management also utilizes a simulation model to measure and manage TCF's interest-rate risk.

For an institution with a negative interest rate gap for a given period, the amount of its interest-bearing liabilities maturing or otherwise repricing within such period exceeds the amount of interest-earning assets repricing within the same period. In a rising interest rate environment, institutions with negative interest rate gaps will generally experience more immediate increases in the cost of their liabilities than in the yield on their assets. Conversely, the yield on assets of institutions with negative interest rate gaps will generally decrease more slowly than the cost of their funds in a falling interest rate environment.

As a result of the Great Lakes acquisition, TCF's exposure to rising and falling interest rates has increased slightly. TCF's strategy is to reduce this interest-rate risk over time by continuing to emphasize growth in core deposits and higher yielding home equity and other consumer loans, and by extending the maturities on borrowings. TCF's one-year adjusted interest rate gap was a negative $405 million, or (5)% of total assets, at March 31, 1995, compared with a negative $511.6 million, or (7)% of total assets, at December 31, 1994.

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. The amounts in the maturity/rate sensitivity table below represent management's estimates and assumptions, which in some cases may differ from regulatory assumptions. Also, the amounts could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, and competition. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships.

The following table summarizes TCF's one-year adjusted interest rate gap at March 31, 1995:


                                                              Maturity/Rate Sensitivity
                                                              -------------------------
(Dollars in thousands)
                                                                   Within One Year
                                                                   ---------------
Interest-earning assets:
           Loans held for sale                                        $  207,850
           Securities available for sale                                  27,873
           Mortgage-backed securities held to maturity (1)               302,385
           Real estate loans (1)                                       1,453,473
           Other loans (1)                                             1,397,628
           Investments (2)                                                91,969
                                                                      ----------
                                                                       3,481,178
                                                                      ----------
Interest-bearing liabilities:
           Deposits (3)                                                3,034,767
           FHLB advances                                                 359,739
           Borrowings                                                    511,927
                                                                      ----------
                                                                       3,906,433
                                                                      ----------
Interest-bearing liabilities over interest-earning assets
  (primary gap)                                                         (425,255)

Impact of interest-rate exchange and cap agreements                       20,300
                                                                      ----------

One-year adjusted gap                                                 $ (404,955)
                                                                      ----------
                                                                      ----------

One-year adjusted gap as a percentage of total assets:
            At March 31, 1995                                                 (5)%
                                                                      ----------
                                                                      ----------
            At December 31, 1994                                              (7)%
                                                                      ----------
                                                                      ----------


(1)  Based upon a) contractual maturity, b) repricing date, if applicable,
     c) scheduled repayments of principal and d) projected prepayments of principal based upon experience.
(2) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity and FHLB stock.
(3) Includes noninterest-bearing deposits. Money market accounts, 13% of checking accounts and 38% of passbook and statement accounts are included in amounts repricing within one year. All remaining checking and passbook and statement accounts are assumed to mature in periods subsequent to one year. While management believes these assumptions are well based, no assurance can be given that amounts on deposit in checking and passbook and statement accounts will not significantly decrease or be repriced in the event of a continued rise in interest rates.


FINANCIAL CONDITION

INVESTMENTS

Total investments decreased $191.1 million from year-end 1994 to $92 million at March 31, 1995. Decreases of $188.4 million in interest-bearing deposits with banks and $5.9 million in FHLB stock were partially offset by an increase of $3.1 million in federal funds sold.

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized holding gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Securities available for sale decreased $48.7 million from year-end 1994 to $89.7 million at March 31, 1995. The decrease was partially due to maturities and the previously described Great Lakes' sale of $17.3 million of securities available for sale. These decreases were partially offset by Great Lakes' transfer of certain of its private issuer mortgage-backed securities and collateralized mortgage obligations from its held to maturity portfolio to its available for sale portfolio. See "- Mortgage-Backed Securities Held to Maturity." The following table summarizes securities available for sale as of March 31, 1995 and December 31, 1994:


                                    March 31, 1995         December 31, 1994
                                 -------------------     --------------------
                                  Amortized    Fair       Amortized     Fair
(In thousands)                      Cost       Value        Cost        Value
                                 ----------   ------     -----------   ------
U.S. Government and other
  marketable securities:
    U.S. Government and agency
      obligations                 $ 1,007    $ 1,020      $ 54,462    $ 54,298
    Corporate bonds                 5,003      4,998        15,202      14,918
    Commercial paper                  -          -          14,955      14,843
    Marketable equity
      securities                        3         36             3          30
                                  -------    -------      --------    --------
                                    6,013      6,054        84,622      84,089
                                  -------    -------      --------    --------
Mortgage-backed securities:
  Mortgage-backed securities       54,082     52,335        45,841      44,697
  Collateralized mortgage
      obligations                  32,547     31,304         9,611       9,644
                                  -------    -------      --------    --------
                                   86,629     83,639        55,452      54,341
                                  -------    -------      --------    --------
                                  $92,642    $89,693      $140,074    $138,430
                                  -------    -------      --------    --------
                                  -------    -------      --------    --------


LOANS HELD FOR SALE

Residential real estate and education loans held for sale are carried at the lower of cost or market. Loans held for sale increased $6.3 million from year-end 1994, totaling $207.9 million at March 31, 1995. Residential real estate loans held for sale decreased $12.6 million to $33.1 million at March 31, 1995, as loan sales activity exceeded production levels during the first quarter of 1995. Education loans held for sale increased $18.7 million to $174.3 million at March 31, 1995, reflecting management's intention to hold a larger portfolio of these loans due to the higher yields received on the loans as compared with alternative short-term investments.

The following table summarizes loans held for sale as of March 31, 1995 and December 31, 1994:


                                               March 31,           December 31,
(In thousands)                                   1995                  1994
                                              -----------          ------------
Residential real estate                         $ 33,117              $ 45,744
Education                                        174,259               155,524
                                                --------              --------
                                                 207,376               201,268
Less:
        Deferred loan costs, net                    (612)                 (489)
        Unearned discounts, net                      138                   246
                                                --------              --------
                                                $207,850              $201,511
                                                --------              --------
                                                --------              --------


MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Mortgage-backed securities held to maturity are carried at amortized cost. Mortgage-backed securities totaled $1.3 billion at March 31, 1995, a decrease of $309.8 million from December 31, 1994. This decrease is primarily due to the previously described Great Lakes' sale of $232.2 million of collateralized mortgage obligations. In addition to selling certain collateralized mortgage obligations from its held to maturity portfolio, Great Lakes also transferred $13 million of private issuer mortgage-backed securities and $25.4 million of private issuer collateralized mortgage obligations from its held to maturity portfolio to its securities available for sale portfolio in the first quarter of 1995. The transfers allow for the possible sale of these assets, which is consistent with the strategy to reduce Great Lakes' interest-rate and credit-loss risk to levels consistent with those of TCF. The fair value of the private issuer collateralized mortgage obligations and the private issuer mortgage-backed securities at the time of transfer to the securities available for sale portfolio was $24.3 million and $12.2 million, respectively. As a result of these transfers, a $1.2 million unrealized loss was recognized as a separate component of stockholders' equity, net of deferred taxes of $673,000. At March 31, 1995 and December 31, 1994, TCF's mortgage-backed securities held to maturity portfolio had gross unrealized gains of $6.4 million and $3.6 million, respectively, and gross unrealized losses of $31 million and $92.2 million, respectively.

The following table summarizes mortgage-backed securities held to maturity as of March 31, 1995 and December 31, 1994:


                                               March 31,           December 31,
(In thousands)                                   1995                  1994
                                              -----------          ------------
Mortgage-backed-securities:
  Agency                                       $1,269,053           $1,303,606
  Private issuers                                  17,063               31,261
                                               ----------           ----------
                                                1,286,116            1,334,867
                                               ----------           ----------
Collateralized mortgage obligations:
  Agency                                              -                 84,347
  Private issuers                                     -                177,409
                                               ----------           ----------
                                                      -                261,756
                                               ----------           ----------
Net premiums                                        5,254                4,577
                                               ----------           ----------
                                               $1,291,370           $1,601,200
                                               ----------           ----------
                                               ----------           ----------


LOANS

Total loans increased $119.2 million from year-end 1994 to $5.2 billion at March 31, 1995. Residential real estate loans increased $53.6 million during the first quarter of 1995 to $2.7 billion. This increase reflects the origination and retention of $111.6 million of residential loans, partially offset by loan repayments. Commercial real estate loans decreased $707,000 from year-end 1994. At March 31, 1995, approximately 89% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. The average individual balance of commercial real estate loans was $582,000 at March 31, 1995. Consumer loans outstanding increased $75.4 million during the first quarter of 1995, reflecting a $36.4 million increase in home equity loans and a $39.4 million increase in automobile, marine and recreational vehicle loans.
The growth in home equity loans is primarily due to the expanded operations of TCF's consumer finance subsidiaries. The growth in automobile, marine and recreational vehicle loans also reflects the expanded operations of TCF's consumer finance subsidiaries. As previously described, TCF opened 10 consumer finance offices during the first quarter of 1995 and had 56 such offices in 13 states at March 31, 1995. It is anticipated that TCF will open 13 additional consumer finance offices during the remainder of 1995.

The following table summarizes loans as of March 31, 1995 and December 31, 1994:


                                                     March 31,       December 31,
(In thousands)                                         1995              1994
                                                    ----------       ------------
Residential real estate                             $2,716,300        $2,662,707
                                                    ----------        ----------

Commercial real estate:
    Apartments                                         423,800           432,114
    Other permanent                                    534,815           526,773
    Construction and development                        38,310            38,745
                                                    ----------        ----------
                                                       996,925           997,632
                                                    ----------        ----------
      Total real estate                              3,713,225         3,660,339
                                                    ----------        ----------
Commercial business                                    192,355           190,975
                                                    ----------        ----------
Consumer:
    Home equity                                      1,030,875           994,472
    Automobile, marine and recreational vehicle        189,988           150,565
    Credit card                                         36,364            34,698
    Loans secured by deposits                            9,594             9,685
    Other                                              107,996           110,038
                                                    ----------        ----------
                                                     1,374,817         1,299,458
                                                    ----------        ----------
                                                     5,280,397         5,150,772
Less:
    Unearned discounts on loans purchased                3,884             4,103
    Deferred loan fees, net                             10,863            11,456
    Unearned discounts and finance charges, net         28,117            16,832
                                                    ----------        ----------
                                                    $5,237,533        $5,118,381
                                                    ----------        ----------
                                                    ----------        ----------


At March 31, 1995, the recorded investment in loans that are considered to be impaired under the criteria established by SFAS No. 114 and SFAS No. 118 was $28.4 million. All of these loans were on non-accrual status. Included in this amount are $27.2 million of impaired loans for which the related allowance for credit losses is $4.1 million and $1.2 million of impaired loans that, as a result of write-downs, do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the three months ended March 31, 1995 was $24.6 million. For the three months ended March 31, 1995, TCF recognized interest income on impaired loans of $22,000, all of which was recognized using the cash basis method of income recognition.

Included in performing loans at March 31, 1995 are commercial real estate and commercial business loans aggregating $2.9 million with terms that have been modified in troubled debt restructurings, compared with $4.3 million at December 31, 1994.

The results of hotel and motel operations have suffered in recent years. Included in commercial real estate loans at March 31, 1995 are $95.8 million of loans secured by hotel or motel properties. Seven loans comprise $56.4 million, or 59%, of the total hotel and motel portfolio. Of the total hotel and motel portfolio balance, seven loans totaling $18.9 million are included in loans subject to management concern and four loans totaling $8.3 million are included in non-accrual loans. TCF continues to closely monitor the performance of these loans and properties.

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and real estate acquired through foreclosure) totaled $63.6 million at March 31, 1995, up $6 million from the December 31, 1994 total of $57.6 million. At March 31, 1995, 12 loans or properties comprised $25.3 million, or 39.7%, of total non-performing assets. These loans or properties had been written down by $9.2 million as of March 31, 1995. Properties acquired are being actively marketed. Approximately 90% of the non-performing assets at March 31, 1995 consisted of, or were secured by, real estate. Non-performing assets are summarized in the table below.


                                                  March 31,       December 31,
(Dollars in thousands)                              1995              1994
                                                 ----------       ------------
Loans (1):
     Residential real estate                       $ 7,516         $ 7,211
     Commercial real estate                         22,697          18,452
     Commercial business                             5,743           5,972
     Consumer                                        2,251           2,127
                                                   -------         -------
                                                    38,207          33,762
Real estate and other assets (2)                    25,378          23,849
                                                   -------         -------
     Total non-performing assets                   $63,585         $57,611
                                                   -------         -------
                                                   -------         -------

Non-performing assets as a percentage
     of net loans                                     1.23%           1.14%
Non-performing assets as a percentage
     of total assets                                   .86             .73


(1)  Included in total loans in the Consolidated Statements of Financial
     Condition.
(2) Includes commercial real estate of $14 million and $15 million at March 31, 1995 and December 31, 1994, respectively.


TCF had accruing loans 90 days or more past due totaling $3.3 million at March 31, 1995, compared with $2.4 million at December 31, 1994. These loans are in the process of collection and management believes they are adequately secured. The over 30-day delinquency rate on TCF's loans and loans held for sale (excluding non-accrual loans) was .56% of gross loans outstanding at March 31, 1995, compared with .44% at year-end 1994.

In addition to the non-accrual, restructured and accruing loans 90 days or more past due, there were commercial real estate and commercial business loans with an aggregate principal balance of $68.3 million outstanding at March 31, 1995 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $74.2 million of such loans at December 31, 1994. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES AND INDUSTRIAL REVENUE BOND RESERVES

The following tables summarize the activity of the allowances for loan and real estate losses and the industrial revenue bond reserves (dollars in thousands):


                                                     Three Months Ended                         Three Months Ended
                                                       March 31, 1995                            March 31, 1994
                                             -----------------------------------      ------------------------------------
                                                           Industrial                               Industrial
                                                             Revenue                                  Revenue
Allowance for Loan Losses and                Allowance for     Bond                   Allowance for     Bond
       Industrial Revenue Bond Reserves:      Loan Losses    Reserves      Total       Loan Losses    Reserves      Total
                                             -------------  ----------     -----      -------------  ----------     -----
Balance (beginning of period)                   $56,343       $2,759      $59,102       $54,444        $2,689      $57,133
       Provision for credit losses                6,763          (75)       6,688         2,640           -          2,640
       Charge-offs                               (2,373)         -         (2,373)       (5,296)          -         (5,296)
       Recoveries                                 1,650          -          1,650         1,793            50        1,843
                                                -------       ------      -------       -------        ------      -------
         Net recoveries (charge-offs)              (723)         -           (723)       (3,503)           50       (3,453)
                                                -------       ------      -------       -------        ------      -------
Balance (end of period)                         $62,383       $2,684      $65,067       $53,581        $2,739      $56,320
                                                -------       ------      -------       -------        ------      -------
                                                -------       ------      -------       -------        ------      -------

Allowance for loan losses as a
       percentage of total gross loans             1.18%                                   1.14%



                                                            Three Months Ended
                                                                  March 31,
                                                            -------------------
Allowance for Real Estate Losses:                              1995     1994
                                                            --------- ---------
Allowance for real estate losses (beginning of period)        $2,576   $2,439
       Provision for losses                                      163      799
       Charge-offs                                              (766)    (524)
                                                              ------   ------
Allowance for real estate losses (end of period)              $1,973   $2,714
                                                              ------   ------
                                                              ------   ------


The allowance for loan losses is maintained at a level believed to be adequate by management to provide for estimated loan losses. Management's judgment as to the adequacy of the allowance is a result of ongoing review of individual loans greater than $100,000, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the levels of non-performing assets, net charge-offs, geographic location and prevailing economic conditions. The allowance for loan losses is established for known or anticipated problem loans, as well as for loans which are not currently known to require specific allowances. The adequacy of the allowance for loan losses is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The unallocated portion of TCF's allowance for loan losses totaled $20.2 million at March 31, 1995.

Prior to being acquired by TCF, Republic Capital Group had entered into agreements guaranteeing certain industrial development and housing revenue bonds issued by municipalities to finance commercial and multi-family real estate owned by third parties. In the event a third-party borrower defaults on principal or interest payments on the bonds, TCF, as acquiring entity, is required to either fund the amount in default or acquire the then outstanding bonds. TCF may foreclose on the underlying real estate to recover amounts in default. The balance of such financial guarantees at March 31, 1995 was $18.6 million. Management has considered these guarantees in its review of the adequacy of the industrial revenue bond reserves.

LIQUIDITY MANAGEMENT

TCF manages its liquidity position to ensure that the funding needs of depositors and borrowers are met promptly and in a cost-effective manner. Asset liquidity arises from the ability to convert certain assets to cash as well as from the maturity of assets. Liability liquidity results from the ability of TCF to attract a diversity of funding sources to meet funding requirements promptly. TCF's wholly owned savings bank subsidiaries are required by federal regulation to maintain a monthly average minimum asset liquidity ratio of 5%. During the first quarter of 1995, these subsidiaries maintained average monthly liquidity ratios in excess of this requirement.

DEPOSITS

Deposits totaled $5.4 billion at March 31, 1995, relatively unchanged from the year-end 1994 total. The following table summarizes TCF's deposits at March 31, 1995 and December 31, 1994:


                                March 31, 1995             December 31, 1994
                        ----------------------------   ---------------------------
                        Weighted                       Weighted
                        Average                % of    Average               % of
(Dollars in thousands)    Rate      Amount    Total      Rate     Amount    Total
                        --------    ------   ------    --------   ------   ------
Checking:
  Non-interest bearing    0.00%  $  466,353    8.7%      0.00%  $  456,867   8.5%
  Interest bearing        1.29      554,197   10.3       1.41      574,172  10.6
                                 ----------  -----              ---------- -----
                           .70    1,020,550   19.0        .78    1,031,039  19.1

Passbook and statement    2.13      932,066   17.4       2.13      940,459  17.4
Money market              3.58      676,250   12.6       3.26      646,732  12.0
Certificates              5.41    2,742,595   51.0       5.07    2,781,488  51.5
                                 ----------  -----              ---------- -----
                          3.72   $5,371,461  100.0%      3.53   $5,399,718 100.0%
                                 ----------  -----              ---------- -----
                                 ----------  -----              ---------- -----


Certificates had the following remaining maturities:


                                March 31, 1995                                      December 31, 1994
                 ----------------------------------------------     ---------------------------------------------
                                                       Weighted                                          Weighted
(Dollars in        Negotiable                           Average     Negotiable                            Average
 millions)            Rate        Other       Total      Rate           Rate        Other       Total      Rate
                   ----------     -----       -----    --------     -----------     -----       -----    -------
Maturity:
0-3 months            $128.3    $  578.3   $  706.6       5.06%        $203.2     $  498.0    $  701.2     4.74%
4-6 months              53.7       470.7      524.4       5.09           25.4        542.4       567.8     4.84
7-12 months             11.3       586.4      597.7       5.55           46.2        600.7       646.9     4.97
13-24 months             4.3       494.3      498.6       5.74            4.5        432.5       437.0     5.47
25-36 months             2.1       200.1      202.2       5.78            1.2        184.3       185.5     5.52
37-48 months              .4       115.5      115.9       5.69            1.8        124.1       125.9     5.75
49-60 months              .1        47.7       47.8       5.75             .3         64.9        65.2     5.47
Over 60 months           -          49.4       49.4       6.43            -           52.0        52.0     6.36
                      ------    --------   --------                    ------     --------    --------
                      $200.2    $2,542.4   $2,742.6       5.41         $282.6     $2,498.9    $2,781.5     5.07
                      ------    --------   --------                    ------     --------    --------
                      ------    --------   --------                    ------     --------    --------


Included in deposits at March 31, 1995 and December 31, 1994 are $94.4 million and $139.5 million, respectively, of brokered deposits acquired as a result of the Great Lakes acquisition.

BORROWINGS

Borrowings are used primarily to fund the purchase of investments and mortgage-backed securities. These borrowings totaled $1.4 billion as of March 31, 1995, down $439.7 million from year-end 1994. The decrease was primarily due to a $475.5 million decrease in FHLB advances, including the previously mentioned prepayment of $112.3 million of higher-rate FHLB advances as part of the merger-related activities at Great Lakes. The weighted average rate on borrowings increased to 6.38% at March 31, 1995 from 6.29% at December 31, 1994. The increase reflects the repricing of securities sold under repurchase agreements at slightly higher rates.

TCF's borrowings consist of the following:


                                                March 31, 1995             December 31, 1994
                                              ------------------         ---------------------
                                                        Weighted                      Weighted
                                 Year of                Average                       Average
(Dollars in thousands)           Maturity     Amount      Rate           Amount         Rate
                                 --------     ------    --------         ------       --------
Securities sold under
  repurchase agreements             1995   $  463,499      6.16%      $  429,469        5.78%
                                           ----------                 ----------

Federal Home Loan Bank
  advances                          1995      254,739      6.28          661,405         6.17
                                    1996      328,100      5.84          386,900         6.15
                                    1997       66,014      6.31           76,014         6.54
                                    1998       73,000      6.00           73,000         5.80
                                    1999      123,000      7.00          123,000         6.98
                                    2000        8,074      7.34            8,074         7.34
                                    2001       25,000      7.33           25,000         7.33
                                    2008          342      6.27              345         6.27
                                    2009          915      6.86              925         6.86
                                           ----------                 ----------
                                              879,184      6.24        1,354,663         6.27
                                           ----------                 ----------
Subordinated debt:
  Subordinated capital notes
    of TCF Financial
    Corporation, callable
    beginning January 1, 1995       2002       34,500     10.00           34,500        10.00

  Senior subordinated
    debentures                      2006        6,248     18.00            6,248        18.00

  Convertible subordinated
    debentures                      2011        9,928      7.25            9,928         7.25
                                           ----------                 ----------
                                               50,676     10.45           50,676        10.45
                                           ----------                 ----------

Collateralized obligations:
  Collateralized notes              1997       37,500      6.69           37,500         6.81
    Less unamortized discount                      82       -                 90          -
                                           ----------                 ----------
                                               37,418      6.70           37,410         6.83
                                           ----------                 ----------

  Collateralized mortgage
    obligations                     2006          211      6.50              488         6.50
                                    2008        3,000      6.50            3,000         6.50
                                    2010        1,464      5.90            1,443         5.90
                                           ----------                 ----------
                                                4,675      6.31            4,931         6.32
    Less amortized discount                       276       -                306          -
                                           ----------                 ----------
                                                4,399      6.71            4,625         6.74
                                           ----------                 ----------
                                               41,817      6.70           42,035         6.82
                                           ----------                 ----------
Other borrowings:
  Industrial development
    revenue bonds                   2015        3,125      4.95            3,125         4.65
                                           ----------                 ----------

  Bank loan, maturing
    serially through 1998           1998        3,500     10.00            3,500         9.50
                                           ----------                 ----------

  Other                             1995        3,500      6.46            1,500         6.13
                                    1998           26      7.60               27         7.60
                                           ----------                 ----------
                                                3,526      6.47            1,527         6.16
                                           ----------                 ----------
                                               10,151      7.22            8,152         7.01
                                           ----------                 ----------
                                           $1,445,327      6.38       $1,884,995         6.29
                                           ----------                 ----------
                                           ----------                 ----------


At March 31, 1995, borrowings with a maturity of one year or less consisted of the following:


                                                                     Weighted
                                                                      Average
(Dollars in thousands)                                    Amount       Rate
                                                          ------     --------
      Securities sold under repurchase agreements        $463,499      6.16%
      Federal Home Loan Bank advances                     254,739      6.28
      Bank loan                                             1,000     10.00
      Other                                                 3,500      6.46
                                                         --------
                                                         $722,738      6.21
                                                         --------
                                                         --------


STOCKHOLDERS' EQUITY

Stockholders' equity was $470.5 million at March 31, 1995, or 6.4% of total assets, down from $475.5 million, or 6.1% of total assets, at December 31, 1994. The decrease in stockholders' equity is primarily due to a net loss of $12.6 million for the first quarter of 1995 and the payment of $4.3 million in common stock dividends, partially offset by the receipt of $11 million on the exercise of stock options and common stock warrants.

On April 18, 1995, TCF declared a quarterly dividend of 31.25 cents per common share payable on May 31, 1995 to stockholders of record as of May 12, 1995.

REGULATORY CAPITAL REQUIREMENTS

The following tables set forth the calculations of the tangible, core and risk-based capital levels and applicable percentages of adjusted assets for TCF's wholly owned subsidiaries, TCF Minnesota and Great Lakes, at March 31, 1995 and December 31, 1994 together with the excess over the minimum capital requirements (dollars in thousands):


TCF Minnesota:                              March 31, 1995        December 31, 1994
                                        ---------------------  ----------------------
                                        Amount     Percentage  Amount      Percentage
                                        ------     ----------  ------      ----------
   Tangible capital                     $281,910      6.06%    $292,825       5.81%
   Tangible capital requirement           69,734      1.50       75,634       1.50
                                        --------     -----     --------      -----
     Excess                             $212,176      4.56%    $217,191       4.31%
                                        --------     -----     --------      -----
                                        --------     -----     --------      -----

   Core capital                         $283,667      6.10%    $320,673       6.34%
   Core capital requirement              139,521      3.00      151,704       3.00
                                        --------     -----     --------      -----
     Excess                             $144,146      3.10%    $168,969       3.34%
                                        --------     -----     --------      -----
                                        --------     -----     --------      -----

   Risk-based capital                   $312,674     11.09%    $350,096      12.01%
   Risk-based capital requirement        225,639      8.00      233,292       8.00
                                        --------     -----     --------      -----
     Excess                             $ 87,035      3.09%    $116,804       4.01%
                                        --------     -----     --------      -----
                                        --------     -----     --------      -----



Great Lakes:                               March 31, 1995         December 31, 1994
                                        --------------------   ----------------------

                                        Amount   Percentage    Amount     Percentage
                                        ------   ----------    ------     ----------
   Tangible capital                     $138,842      5.15%    $148,482       5.35%
   Tangible capital requirement           40,459      1.50       41,626       1.50
                                        --------     -----     --------      -----
     Excess                             $ 98,383      3.65%    $106,856       3.85%
                                        --------     -----     --------      -----
                                        --------     -----     --------      -----

   Core capital                         $151,073      5.58%    $148,482       5.35%
   Core capital requirement               81,285      3.00       83,252       3.00
                                        --------     -----     --------      -----
     Excess                             $ 69,788      2.58%    $ 65,230       2.35%
                                        --------     -----     --------      -----
                                        --------     -----     --------      -----

   Risk-based capital                   $184,096     11.41%    $181,594      11.08%
   Risk-based capital requirement        129,040      8.00      131,140       8.00
                                        --------     -----     --------      -----
     Excess                             $ 55,056      3.41%    $ 50,454       3.08%
                                        --------     -----     --------      -----
                                        --------     -----     --------      -----


At March 31, 1995, TCF Minnesota and its wholly owned savings bank subsidiaries, TCF Illinois and TCF Wisconsin, and Great Lakes exceeded their fully phased-in capital requirements and believe that they would be considered well-capitalized under guidelines established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

On January 1, 1995, the amount of qualifying supervisory goodwill includable in core and risk-based capital decreased from .375% to 0% of tangible assets. Although it did not impact TCF Minnesota's results of operations or its ability to meet the minimum regulatory capital requirements, this scheduled phase-out of supervisory goodwill reduced TCF Minnesota's computed core and risk-based capital levels by approximately $13.4 million on January 1, 1995.

On January 1, 1994, the Office of Thrift Supervision ("OTS") adopted an amendment to its risk-based capital requirements that requires institutions with more than a normal level of interest rate risk to maintain additional risk-based capital. On October 13, 1994, the OTS issued a memorandum stating that the interest-rate risk capital deduction will be waived until the OTS publishes the process under which institutions may appeal such deductions. The effective date of this amendment has been postponed pending further notice. Management does not believe the interest rate risk component will have a significant impact on the risk-based capital requirements of TCF Minnesota, its wholly owned savings bank subsidiaries or Great Lakes.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                            Supplementary Information


SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
- -----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands,                                           At            At             At             At            At
 except per-share data)                                      March 31,      Dec. 31,       Sept. 30,      June 30,       March 31,
                                                                1995          1994           1994            1994          1994
- -----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                                $7,369,061     $7,845,588     $7,830,976     $7,725,299     $7,725,961
Investments(1)                                                  91,969        283,104        363,104        408,475        322,367
Securities available for sale                                   89,693        138,430        186,146        142,071        392,972
Mortgage-backed securities held to maturity                  1,291,370      1,601,200      1,670,848      1,715,841      1,590,669
Loans                                                        5,237,533      5,118,381      4,961,496      4,794,255      4,687,941
Deposits                                                     5,371,461      5,399,718      5,407,766      5,442,527      5,588,007
Federal Home Loan Bank advances                                879,184      1,354,663        992,677      1,127,918      1,131,639
Subordinated debt                                               50,676         50,676         50,676         50,676         50,676
Other borrowings                                               515,467        479,656        828,012        564,832        417,268
Stockholders' equity                                           470,501        475,469        460,221        444,972        435,398

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
- -----------------------------------------------------------------------------------------------------------------------------------
                                                              March 31,       Dec. 31,      Sept. 30,       June 30,      March 31,
                                                                 1995         1994           1994           1994         1994
- -----------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                                               $148,791       $145,592       $141,308       $135,139       $130,443
Interest expense                                                73,143         71,978         68,408         66,629         66,315
                                                              --------       --------       --------       --------       --------
  Net interest income                                           75,648         73,614         72,900         68,510         64,128
Provision for credit losses                                      6,688          3,556          3,262          1,344          2,640
                                                              --------       --------       --------       --------       --------
  Net interest income after provision for credit losses         68,960         70,058         69,638         67,166         61,488
                                                              --------       --------       --------       --------       --------
Non-interest income:
  Loss on sale of mortgage-backed securities, net              (21,037)           -              -              -              -
  Gain on sale of loan servicing, net                              523            581            518            693            561
  Gain (loss) on sale of securities available for sale, net       (250)        (1,689)           (52)           (36)         2,758
  Other non-interest income                                     29,642         30,331         31,393         30,505         29,656
                                                              --------       --------       --------       --------       --------
    Total non-interest income                                    8,878         29,223         31,859         31,162         32,975
                                                              --------       --------       --------       --------       --------
Non-interest expense:
  Provision for real estate losses                                 163            713            682          1,828            799
  Amortization of goodwill and other intangibles                   790            814            823            822            823
  Merger-related expense                                        21,733            -              -              -              -
  Cancellation cost on early termination of interest-
    rate exchange agreements                                     4,423            -              -              -              -
  Other non-interest expense                                    70,051         69,769         67,641         66,224         66,046
                                                               -------       --------       --------       --------       --------
    Total non-interest expense                                  97,160         71,296         69,146         68,874         67,668
                                                              --------       --------       --------       --------       --------
  Income (loss) before income tax expense (benefit)
    and extraordinary item                                     (19,322)        27,985         32,351         29,454         26,795
Income tax expense (benefit)                                    (7,683)        11,230         12,917         11,692         10,563
                                                              --------       --------       --------       --------       --------
  Income (loss) before extraordinary item                      (11,639)        16,755         19,434         17,762         16,232
Extraordinary item:
  Penalties on early repayment of FHLB advances, net of
    tax benefit of $578                                           (963)           -              -              -              -
                                                              --------       --------       --------       --------       --------
      Net income (loss)                                        (12,602)        16,755         19,434         17,762         16,232
Dividends on preferred stock                                       678            677            678            677            678
                                                              --------       --------       --------       --------       --------
    Net income (loss) available to common shareholders        $(13,280)      $ 16,078       $ 18,756       $ 17,085       $ 15,554
                                                              --------       --------       --------       --------       --------
                                                              --------       --------       --------       --------       --------
Per common share:
    Income (loss) before extraordinary item                   $   (.72)      $    .93       $   1.09       $    .99       $    .90
    Extraordinary item                                            (.05)           -              -              -              -
                                                              --------       --------       --------       --------       --------
    Net income (loss)                                         $   (.77)      $    .93       $   1.09       $    .99       $    .90
                                                              --------       --------       --------       --------       --------
                                                              --------       --------       --------       --------       --------
    Dividends declared                                        $    .25       $    .25       $    .25       $    .25       $    .25
                                                              --------       --------       --------       --------       --------
                                                              --------       --------       --------       --------       --------
FINANCIAL RATIOS:
Return on average assets (2)                                      (.67)%          .89%          1.03%           .94%           .87%
Return on average common equity (2)                             (11.86)         14.56          17.58          16.48          15.24
Average total equity to average assets                            6.33           6.18           5.98           5.83           5.78
Net interest margin (2)(3)                                        4.31           4.16           4.11           3.88           3.67

- --------------------------------
(1) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity, securities purchased under resale agreements and FHLB stock.
(2)  Annualized.
(3)  Net interest income divided by average interest-earning assets.


                              TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                                 Supplementary Information (Continued)

                     Consolidated Average Balance Sheets, Interest and Dividends
                         Earned or Paid, and Related Interest Yields and Rates


                                                     Three Months Ended March 31,
                                -----------------------------------------------------------------
                                              1995                              1994
                                -------------------------------   -------------------------------
                                                      Interest                          Interest
                                Average              Yields and   Average              Yields and
(Dollars in thousands)          Balance  Interest(1)  Rates (2)   Balance  Interest(1)  Rates (2)
                                -------  ----------- ----------   -------  ----------- ----------
Assets:
  Securities available
    for sale                  $   89,344    $  1,612   7.22%     $  437,500   $  5,955    5.44%
                              ----------    --------             ----------   --------
  Loans held for sale            191,529       3,966    8.28        316,484      5,207     6.58
                              ----------    --------             ----------   --------

  Mortgage-backed
    securities
    held to maturity           1,463,259      25,846    7.07      1,325,406     22,730     6.86
                              ----------    --------             ----------   --------

  Loans:
    Residential real
      estate                   2,681,945      51,332    7.66      2,320,817     43,252     7.45
    Commercial real
      estate                     985,350      21,866    8.88      1,034,267     21,536     8.33
    Commercial business          187,611       4,493    9.58        197,088      3,963     8.04
    Consumer                   1,312,195      37,776   11.52      1,077,520     24,926     9.25
                              ----------    --------             ----------   --------
      Total loans(3)           5,167,101     115,467    8.94      4,629,692     93,677     8.09
                              ----------    --------             ----------   --------

  Investments:
    Interest-bearing
      deposits with banks         18,279         268    5.86         26,375        221     3.35
    Federal funds sold             8,520         125    5.87        156,776      1,252     3.19
    U.S. Government and
      other marketable
      securities
      held to maturity             3,543          50    5.64          3,822        113    11.83
    FHLB stock                    81,099       1,457    7.19         84,766      1,288     6.08
                              ----------    --------             ----------   --------
      Total investments          111,441       1,900    6.82        271,739      2,874     4.23
                              ----------    --------             ----------   --------
        Total interest-
          earning assets       7,022,674     148,791    8.47      6,980,821    130,443     7.47
                                            --------   -----                  --------    -----

  Other assets(4)                447,275                            520,249
                              ----------                         ----------
    Total assets              $7,469,949                         $7,501,070
                              ----------                         ----------
                              ----------                         ----------

Liabilities and
  Stockholders' Equity:
   Noninterest-bearing
    deposits                  $  447,336                         $  422,199
                              ----------                         ----------
   Interest-bearing
    deposits:
        Checking                 545,519       1,925    1.41        576,785      2,019     1.40
      Passbook and
        statement                887,919       4,840    2.18        991,962      4,828     1.95
      Money market               690,914       5,996    3.47        720,459      4,511     2.50
      Certificates             2,726,346      35,544    5.21      2,863,923     35,583     4.97
                              ----------    --------             ----------   --------
        Total interest-
          bearing
          deposits             4,850,698      48,305    3.98      5,153,129     46,941     3.64
                              ----------    --------             ----------   --------

   Borrowings:
     Securities sold
       under repurchase
       agreements                472,509       7,340    6.21        341,725      4,528     5.30
     FHLB advances             1,005,734      15,240    6.06        934,435     12,839     5.50
     Subordinated debt            50,676       1,336   10.55         50,676      1,367    10.79
     Collateralized
       obligations                41,793         751    7.19         43,201        551     5.10
     Other borrowings             12,107         171    5.65          8,669         89     4.11
                              ----------    --------             ----------   --------
       Total borrowings        1,582,819      24,838    6.28      1,378,706     19,374     5.62
                              ----------    --------             ----------   --------

        Total interest-
          bearing
          liabilities(5)       6,433,517      73,143    4.55      6,531,835     66,315     4.06
                                            --------   -----                  --------    -----


   Other liabilities(4)          116,356                            113,696
                              ----------                         ----------
     Total liabilities         6,997,209                          7,067,730

   Stockholders' equity:(4)
     Preferred equity             25,019                             25,019
     Common equity               447,721                            408,321
                              ----------                         ----------
                                 472,740                            433,340
                              ----------                         ----------
     Total liabilities
         and stockholders'
         equity               $7,469,949                         $7,501,070
                              ----------                         ----------
                              ----------                         ----------
Net interest income                         $ 75,648                          $ 64,128
                                            --------                          --------
                                            --------                          --------
Net interest rate spread                               3.92%                              3.41%
                                                      -----                              -----
                                                      -----                              -----
Net interest margin                                    4.31%                              3.67%
                                                      -----                              -----
                                                      -----                              -----


(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $127,000 and $103,000 was recognized during the three months ended March 31, 1995 and 1994, respectively.
(2)  Annualized.
(3) Average balance of loans includes non-accrual loans and is presented net of unearned income.
(4)  Average balance is based upon month-end balances.
(5) Includes $638,000 and $2.2 million of interest expense on interest rate exchange agreements for the three months ended March 31, 1995 and 1994, respectively.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

From time to time TCF is a party to legal proceedings arising out of its general lending and operating activities. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan collection activities. From time to time, borrowers have also brought actions against TCF, in some cases claiming substantial amounts in damages. TCF is also from time to time involved in litigation relating to its consumer credit and mortgage banking operations and related consumer financial services,
including class action litigation.    Management, after review with its legal
counsel, believes that the ultimate disposition of its litigation will not have a material effect on TCF's financial condition.

On November 2, 1993, TCF filed a complaint in the United States Court of Federal Claims seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. TCF's claim is based on the government's breach of its contract with TCF, executed in connection with TCF's acquisitions of certain savings institutions prior to the execution of FIRREA in 1989, which allowed TCF to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. TCF's suit is currently stayed pending a decision by the United States Circuit Court of Appeals for the Federal Circuit in another case addressing the government's liability for breach of supervisory goodwill contracts. There can be no assurance that the government will be determined to be liable in connection with the loss of supervisory goodwill or, even if a determination favorable to TCF is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF's claim.

ITEM 2.  CHANGES IN SECURITIES.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 19, 1995, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of March 1, 1995 in connection with the five matters indicated below. Following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter:


                                                             Vote
                                          ------------------------------------------
                                                      Against or            Broker
             Matter                           For      Withheld   Abstain   Nonvote
             ------                       ----------  ---------- --------- ---------
1. Election of Directors:
     Joseph P. Clifford                   15,215,647    720,436     N/A       N/A
     Robert E. Evans                      15,215,816    720,267     N/A       N/A
     Luella G. Goldberg                   15,475,407    460,676     N/A       N/A
     Mark K. Rosenfeld                    15,426,045    510,038     N/A       N/A
     Ralph Strangis                       15,468,634    467,449     N/A       N/A

2. Ratification of KPMG Peat
   Marwick LLP as independent
   public accountants for 1995.           15,777,189    108,844    50,050      0

3. Increase the maximum permissible
   size of the Board of Directors
   from 15 to 25 members.                 14,029,242  1,791,687   115,154      0

4. Approval of the TCF Financial
   1995 Incentive Stock Program.          11,022,922  2,890,326   187,169 1,835,666

5. Approval of the Directors Deferred
   Compensation Plan and Trust
   Agreement.                             13,191,627    690,303   218,487 1,835,666



ITEM 5.  OTHER INFORMATION.

As previously disclosed, the Securities and Exchange Commission ("SEC") has conducted an investigation, in which the Company fully cooperated, concerning the appropriateness of the timing of loan and real estate provisions taken by TCF in the second quarter of 1990. In 1994, the SEC Staff at its Midwestern Regional Office indicated that the SEC had approved its recommendation that administrative proceedings be instituted, naming the Company as the sole respondent, and alleging that certain real estate assets were overvalued prior to the second quarter of 1990 and that losses or reserves recognized or taken on these assets during the second quarter of 1990 should have been recognized or taken at various times during the preceding three quarters. Subsequently, TCF instituted discussions with the SEC Staff to ascertain whether the proceedings could be settled on a mutually acceptable basis, and these discussions were ongoing as of May 1995. The Staff's allegations do not concern any matters occurring later than the second quarter of 1990. TCF is of the view that the ultimate resolution of the matter will not have a material effect on TCF's overall financial condition, operations or profitability.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      See Index to Exhibits on page 33 of this report.

(b)   Reports on Form 8-K.

A current report on Form 8-K, dated February 8, 1995, was filed in connection with the closing of TCF's acquisition of Great Lakes Bancorp, A Federal Savings Bank on such date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TCF FINANCIAL CORPORATION


                                                /s/  Lynn A. Nagorske
                                        ----------------------------------------
                                        Lynn A. Nagorske, President, Chief
                                          Operating Officer and Treasurer
                                          (Principal Financial Officer)


                                                /s/  Mark R. Lund
                                        ----------------------------------------
                                        Mark R. Lund, Senior Vice President,
                                          Assistant Treasurer and Controller
                                          (Principal Accounting Officer)


Dated:  May 12, 1995

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q


   Exhibit                                                       Sequentially
   Number                         Description                    Numbered Page
   ------                         -----------                    -------------

    4(a)                Copies of instruments with respect             N/A
                        to long-term debt will be furnished
                        to the Securities and Exchange
                        Commission upon request.

    11                  Computation of Earnings (Loss) Per             34
                        Common Share

    27                  Financial Data Schedule                        N/A