Form 10-Q
period 1995-06-30
TCF FINANCIAL CORP
filed 1995-08-14
CIK 814184

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For the quarterly period ended
                                 June 30, 1995

                                      or

            [ ]  Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                              ------------------
                               Commission File
                                 No. 0-16431
                              ------------------


                          TCF FINANCIAL CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                   41-1591444
--------------------------------------    --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

         801 Marquette Avenue, Suite 302, Minneapolis, Minnesota 55402
------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)

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

                Yes    X                       No
                   --------                       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Outstanding at
           Class                                    July 31, 1995
----------------------------                      ------------------
Common Stock, $.01 par value                      17,737,833 shares

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                         INDEX


                                                                          Pages
Part I.  Financial Information                                           ------

         Item 1.  Financial Statements

             Consolidated Statements of Financial Condition
               at June 30, 1995 and December 31, 1994..................       3

             Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 1995 and 1994.......       4

             Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1995 and 1994.................       5

             Consolidated Statements of Stockholders' Equity for
               the Year Ended December 31, 1994 and for the
               Six Months Ended June 30, 1995..........................       6

             Notes to Consolidated Financial Statements................       7


         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations for the Three
                    and Six Months Ended June 30, 1995 and 1994........   10-29

             Supplementary Information.................................   30-31


Part II.  Other Information

         Items 1-6.....................................................      32

Signatures.............................................................      34


Index to Exhibits......................................................      35

                              PART I - FINANCIAL INFORMATION

                               ITEM 1.  Financial Statements

                        TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Financial Condition
                       (Dollars in thousands, except per-share data)
                                        (Unaudited)

                                                                    At             At
                                                                 June 30,     December 31,
                                                                   1995           1994
                                                                ----------    ------------
                                          ASSETS
Cash and due from banks                                         $  231,102     $  224,266
Interest-bearing deposits with banks                                 2,280        193,751
Federal funds sold                                                    --            6,900
U.S. Government and other marketable securities
     held to maturity (fair value of $3,594 and $3,526)              3,595          3,528
Federal Home Loan Bank stock, at cost                               58,999         78,925
Securities available for sale (amortized cost of $40,830
     and $140,074)                                                  38,575        138,430
Loans held for sale                                                260,605        201,511
Mortgage-backed securities held to maturity (fair value
     of $1,260,537 and $1,512,606)                               1,251,705      1,601,200
Loans:
     Residential real estate                                     2,729,933      2,662,707
     Commercial real estate                                        997,401        997,632
     Commercial business                                           193,174        190,975
     Consumer                                                    1,465,436      1,299,458
     Unearned discounts and deferred fees                          (56,064)       (32,391)
                                                                ----------    -----------
         Total loans                                             5,329,880      5,118,381
         Allowance for loan losses                                 (62,596)       (56,343)
                                                                ----------    -----------
             Net loans                                           5,267,284      5,062,038
Premises and equipment                                             124,824        136,158
Real estate:
     Total real estate                                              27,928         23,922
     Allowance for real estate losses                               (1,569)        (2,576)
                                                                ----------    -----------
         Net real estate                                            26,359         21,346
Accrued interest receivable                                         50,434         46,465
Due from brokers                                                      --           27,379
Goodwill                                                            12,330         13,355
Deposit base intangibles                                            13,640         14,662
Mortgage servicing rights                                           11,711         12,247
Other assets                                                        79,249         63,427
                                                                ----------    -----------
                                                                $7,432,692     $7,845,588
                                                                ----------    -----------
                                                                ----------    -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Checking                                                   $1,069,237     $1,031,039
     Passbook and statement                                        902,988        940,459
     Money market                                                  624,468        646,732
     Certificates                                                2,653,126      2,781,488
                                                                ----------    -----------
         Total deposits                                          5,249,819      5,399,718
                                                                ----------    -----------
Securities sold under repurchase agreements                        672,409        429,469
Federal Home Loan Bank advances                                    805,781      1,354,663
Subordinated debt                                                   48,876         50,676
Collateralized obligations                                          41,701         42,035
Other borrowings                                                    21,094          8,152
                                                                ----------    -----------
         Total borrowings                                        1,589,861      1,884,995
Accrued interest payable                                            13,822         20,043
Accrued expenses and other liabilities                              83,640         65,363
                                                                ----------    -----------
         Total liabilities                                       6,937,142      7,370,119
                                                                ----------    -----------
Stockholders' equity:
     Preferred stock, par value $.01 per share, 30,000,000
         shares authorized; 2,710,000 issued and outstanding            27             27
     Common stock, par value $.01 per share, 70,000,000 shares
         authorized; 17,734,434 and 17,086,173 shares issued           177            171
     Additional paid-in capital                                    263,924        251,345
     Unamortized deferred compensation                             (11,984)        (6,986)
     Retained earnings, subject to certain restrictions            245,037        244,779
     Loan to Executive Deferred Compensation Plan                     (163)          (195)
     Employee Stock Ownership Plan debt                               --           (1,500)
     Unrealized loss on securities available for sale, net          (1,468)        (1,160)
     Treasury stock, at cost, 322,880 shares in 1994                  --          (11,012)
                                                                ----------    -----------
         Total stockholders' equity                                495,550        475,469
                                                                ----------    -----------
                                                                $7,432,692     $7,845,588
                                                                ----------    -----------
                                                                ----------    -----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                       TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                          Consolidated Statements of Operations
                          (In thousands, except per-share data)
                                       (Unaudited)

                                                 Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
                                                 -------------------   -------------------
                                                   1995        1994      1995       1994
                                                 --------   --------   --------   --------
Interest income:
 Interest on loans                               $121,791   $ 96,850   $237,258   $190,527
 Interest on loans held for sale                    4,607      4,023      8,573      9,230
 Interest on mortgage-backed securities
   held to maturity                                22,581     28,396     48,427     51,126
 Interest on investments                            1,372      2,957      3,272      5,831
 Interest on securities available for sale          1,290      2,913      2,902      8,868
                                                 --------   --------   --------   --------
    Total interest income                         151,641    135,139    300,432    265,582
                                                 --------   --------   --------   --------
Interest expense:
 Interest on deposits                              49,081     45,313     97,386     92,254
 Interest on borrowings                            23,268     21,316     48,106     40,690
                                                 --------   --------   --------   --------
    Total interest expense                         72,349     66,629    145,492    132,944
                                                 --------   --------   --------   --------
        Net interest income                        79,292     68,510    154,940    132,638
Provision for credit losses                         2,924      1,344      9,612      3,984
                                                 --------   --------   --------   --------
    Net interest income after provision for
        credit losses                              76,368     67,166    145,328    128,654
                                                 --------   --------   --------   --------
Non-interest income:
 Fee and service charge revenues                   22,542     21,124     43,295     41,009
 Data processing revenue                            2,640      2,239      5,064      4,368
 Commissions on sales of annuities                  2,562      3,081      4,928      5,553
 Title insurance revenues                           2,867      2,544      5,140      5,268
 Gain (loss) on sale of loans held for sale, net     (204)       (65)       372        959
 Loss on sale of mortgage-backed securities, net     --         --      (21,037)       --
 Gain (loss) on sale of securities available for
   sale, net                                           60        (36)      (190)     2,722
 Gain on sale of loan servicing, net                1,006        693      1,529      1,254
 Gain on sale of branches, net                      1,061       --        1,103       --
 Other                                              1,574      1,582      2,782      3,004
                                                 --------   --------   --------   --------
    Total non-interest income                      34,108     31,162     42,986     64,137
                                                 --------   --------   --------   --------
Non-interest expense:
 Compensation and employee benefits                34,233     31,642     69,886     62,618
 Occupancy and equipment, net                      12,517     11,802     25,012     23,839
 Advertising and promotions                         4,275      3,604      8,727      7,218
 Federal deposit insurance premiums and
   assessments                                      3,451      3,882      6,923      7,765
 Amortization of goodwill and other intangibles       791        822      1,581      1,645
 Provision for real estate losses                     378      1,828        541      2,627
 Cancellation cost on early termination of
    interest-rate exchange agreements                 --        --        4,423       --
 Merger-related expenses                              --        --       21,733       --
 Other                                             15,989     15,294     29,968     30,830
                                                 --------   --------   --------   --------
    Total non-interest expense                     71,634     68,874    168,794    136,542
                                                 --------   --------   --------   --------
        Income before income tax expense
           and extraordinary item                  38,842     29,454     19,520     56,249
Income tax expense                                 15,448     11,692      7,765     22,255
                                                 --------   --------   --------   --------
        Income before extraordinary item           23,394     17,762     11,755     33,994
Extraordinary item:
 Penalties on early repayment of FHLB advances,
   net of tax benefit of $578                        --         --         (963)      --
                                                 --------   --------   --------   --------
        Net income                                 23,394     17,762     10,792     33,994
Dividends on preferred stock                         --          677        678      1,355
                                                 --------   --------   --------   --------
    Net income available to common shareholders  $ 23,394   $ 17,085   $ 10,114   $ 32,639
                                                 --------   --------   --------   --------
                                                 --------   --------   --------   --------

Per common share:
 Income before extraordinary item                $   1.31   $    .99   $    .62   $   1.89
 Extraordinary item                                  --         --         (.05)      --
                                                 --------   --------  ---------   --------
 Net income                                      $   1.31   $    .99   $    .57   $   1.89
                                                 --------   --------  ---------   --------
                                                 --------   --------  ---------   --------


 Dividends declared                              $  .3125   $    .25   $  .5625   $    .50
                                                 --------   --------  ---------   --------
                                                 --------   --------  ---------   --------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                        TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                      (In thousands)
                                        (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                -------------------------
                                                                    1995         1994
                                                                -----------   -----------
Cash flows from operating activities:
   Net income                                                   $    10,792   $    33,994
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                  7,164         7,170
       Amortization of goodwill and other intangibles                 1,581         1,645
       Amortization of fees, discounts and premiums                  (1,320)       (3,291)
       Proceeds from sales of loans held for sale                   178,998       764,272
       Principal collected on loans held for sale                     5,455         5,910
       Originations and purchases of loans held for sale           (243,748)     (565,504)
       Net (increase) decrease in other assets and liabilities,
         and accrued interest                                       (16,437)       13,971
       Provisions for credit and real estate losses                  10,153         6,611
       (Gain) loss on sale of securities available for sale, net        190        (2,722)
       Gain on sale of loan servicing, net                           (1,529)       (1,254)
       Gain on sale of branches, net                                 (1,103)         --
       Penalties on early repayment of FHLB advances                  1,541          --
       Loss on sale of mortgage-backed securities, net               21,037          --
       Cancellation cost on early termination of interest-rate
         exchange agreements                                          4,423          --
       Write-off of equipment                                        13,435          --
       Other, net                                                     2,324         2,222
                                                                -----------   -----------
         Total adjustments                                          (17,836)      229,030
                                                                -----------   -----------
           Net cash provided (used) by operating activities          (7,044)      263,024
                                                                -----------   -----------
Cash flows from investing activities:
   Proceeds from sales of mortgage-backed securities                211,117          --
   Principal collected on mortgage-backed securities                 78,147       262,993
   Purchases of mortgage-backed securities                             --        (518,257)
   Principal collected on loans                                     562,040       677,284
   Loan originations                                               (789,126)     (839,932)
   Net (increase) decrease in interest-bearing deposits
     with banks                                                     191,471       (20,761)
   Net increase in securities purchased under resale agreements        --         (14,400)
   Proceeds from sales of securities available for sale              90,218       203,435
   Proceeds from maturities of securities available for sale         74,794       562,295
   Purchases of securities available for sale                          --        (490,503)
   Proceeds from maturities of U.S. Government and other
     marketable securities                                             --             500
   Proceeds from redemption of FHLB stock                            24,049          --
   Purchases of term federal funds sold                                --         (69,000)
   Proceeds from maturities of term federal funds sold                 --          49,000
   Net (increase) decrease in short-term federal funds sold           6,900      (161,500)
   Sales of deposits, net of cash paid                              (45,743)         --
   Proceeds from sales of real estate                                 8,531        12,111
   Payments for acquisition and improvement of real estate           (1,483)         (510)
   Proceeds from sale of loan servicing                               1,724         1,425
   Purchases of premises and equipment                              (10,160)       (8,024)
   Other, net                                                          (746)        8,932
                                                                -----------   -----------
     Net cash provided (used) by investing activities               401,733      (344,912)
                                                                -----------   -----------
Cash flows from financing activities:
   Net decrease in deposits                                        (102,130)     (253,401)
   Proceeds from securities sold under repurchase agreements
     and federal funds purchased                                  5,030,457     1,458,108
   Payments on securities sold under repurchase agreements
     and federal funds purchased                                 (4,774,017)   (1,308,658)
   Proceeds from FHLB advances                                    1,073,795       896,953
   Payments on FHLB advances                                     (1,624,218)     (714,527)
   Payments for termination of interest-rate exchange
     agreements                                                      (4,581)         --
   Payments on collateralized obligations and other borrowings       (1,002)       (1,942)
   Proceeds on exercise of stock warrants and stock options          14,473         1,139
   Repurchases of common stock                                         --         (12,615)
   Other, net                                                          (630)       (6,802)
                                                                -----------   -----------
     Net cash provided (used) by financing activities              (387,853)       58,255
                                                                -----------   -----------
Net increase (decrease) in cash and due from banks                    6,836       (23,633)
Cash and due from banks at beginning of period                      224,266       198,324
                                                                -----------   -----------
Cash and due from banks at end of period                        $   231,102   $   174,691
                                                                -----------   -----------
                                                                -----------   -----------
Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest on deposits and borrowings                      $   149,905   $   133,544
                                                                -----------   -----------
                                                                -----------   -----------
       Income taxes                                             $     2,781   $    26,097
                                                                -----------   -----------
                                                                -----------   -----------


See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                             TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                         Consolidated Statements of Stockholders' Equity
                                      (Dollars in thousands)
                                           (Unaudited)

                                                                                         Loan to     Unrealized
                                                                                         Executive   Gain
                            Number                                  Unamor-              Deferred    (Loss) on
                            of                                      tized                Compen-     Securities
                            Common      Pre-            Additional  Deferred             sation      Available
                            Shares      ferred  Common  Paid-in     Compen-   Retained   Plan and    for Sale,   Treasury
                            Issued      Stock   Stock   Capital     sation    Earnings   ESOP debt   Net         Stock     Total
                            ----------  ------  ------  ----------  --------  ---------  ----------  ----------  --------  --------
Balance, December 31, 1993,
  as originally reported    12,361,569     $--    $124    $150,602  $ (1,272)  $146,502     $  (348)     $   --   $    --  $295,608
Adjustments for
  pooling-of-interests       4,286,983      27      43      87,958        --     48,329      (3,900)         --        --   132,457
                            ----------  ------  ------  ----------  --------  ---------  ----------  ----------  --------  --------
Balance, December 31, 1993,
  as restated               16,648,552      27     167     238,560    (1,272)   194,831      (4,248)         --        --   428,065
 Cumulative effect of
   change in accounting
   for securities available
   for sale at January 1,
   1994, net of tax                 --      --      --          --        --         --          --       3,276        --     3,276
 Net income                         --      --      --          --        --     70,183          --          --        --    70,183
 Dividends on preferred stock       --      --      --          --        --     (2,710)         --          --        --    (2,710)
 Dividends on common stock     174,411      --       2       5,266        --    (17,525)         --          --        --   (12,257)
 Purchase of 535,000 shares
   to be held in treasury           --      --      --          --        --         --          --          --   (17,524)  (17,524)
 Issuance of 189,200 shares
   of restricted stock, of
   which 183,200 shares were
   from treasury                 6,000      --      --       2,007    (7,541)        --          --          --     5,550        16
 Grant of 28,500 shares of
   restricted stock to
   outside directors from
   treasury                         --      --      --         117    (1,065)        --          --          --       948        --
 Issuance of 420 shares to
   employee benefit plans
   from treasury                    --      --      --           4        --         --          --          --        14        18
  Issuance of shares to
    Dividend Reinvestment
    Plan                         4,030      --      --         122        --         --          --          --        --       122
Issuance of shares under
   Officers' Stock
   Performance
   Investment Plan              23,045      --      --         705        --         --          --          --        --       705
 Cancellation of shares of
   restricted stock             (1,500)     --      --         (56)       40         --          --          --        --       (16)
 Amortization of deferred
   compensation                     --      --      --          --     2,852         --          --          --        --     2,852
  Exercise of stock
    options                    109,111      --       1       2,132        --         --          --          --        --     2,133
  Exercise of stock
    warrants                   122,524      --       1       2,488        --         --          --          --        --     2,489
 Payments on Loan to
   Executive Deferred
   Compensation Plan                --      --      --          --        --         --         153          --        --       153
  Payments on Employee
    Stock Ownership
    Plan debt                       --      --      --          --        --         --       2,400          --        --     2,400
 Change in unrealized gain
   (loss) on securities
   available for sale, net          --      --      --          --        --         --          --      (4,436)       --    (4,436)
                            ----------  ------  ------  ----------  --------  ---------  ----------  ----------  --------  --------
Balance, December 31, 1994  17,086,173      27     171     251,345    (6,986)   244,779      (1,695)     (1,160)  (11,012)  475,469
 Net income                         --      --      --          --        --     10,792          --          --        --    10,792
 Dividends on preferred
    stock                           --      --      --          --        --       (678)         --          --        --      (678)
 Dividends on common stock          --      --      --          --        --     (9,856)         --          --        --    (9,856)
 Issuance of shares to
   Dividend Reinvestment
      Plan                         300      --      --          11        --         --          --          --        --        11
 Issuance of 186,880 shares
   from treasury to effect
   merger with Great Lakes    (186,880)     --      (2)     (6,372)       --         --          --          --     6,374        --
 Issuance of 136,000 shares
   of restricted stock from
   treasury                         --      --      --       1,699    (6,337)        --          --          --     4,638        --
 Grant of restricted stock
   to outside directors             --      --      --          --      (835)        --          --          --        --      (835)
Repurchase and cancellation
   of shares                    (1,338)     --      --         (52)       --         --          --          --        --       (52)
 Amortization of deferred
   compensation                     --      --      --          --     2,174         --          --          --        --     2,174
Exercise of stock options      151,330      --       2       2,781        --         --          --          --        --     2,783
Exercise of stock warrants     632,048      --       6      12,712        --         --          --          --        --    12,718
 Issuance of common stock on
   conversion of convertible
   debentures                   52,801      --      --       1,800        --         --          --          --        --     1,800
 Payments on Loan to
   Executive Deferred
   Compensation Plan                --      --      --          --        --         --          32          --        --        32
  Payments on Employee
   Stock Ownership Plan
   debt                             --      --      --          --        --         --       1,500          --        --     1,500
 Change in unrealized
   loss on securities
   available for sale,
   net                              --      --      --          --        --         --          --        (308)       --      (308)
                            ----------  ------  ------  ----------  --------  ---------  ----------  ----------  --------  --------
Balance June 30, 1995       17,734,434     $27    $177    $263,924  $(11,984)  $245,037     $  (163)    $(1,468)  $    --  $495,550
                            ----------  ------  ------  ----------  --------  ---------  ----------  ----------  --------  --------
                            ----------  ------  ------  ----------  --------  ---------  ----------  ----------  --------  --------

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

(2)   CHANGE IN METHOD OF ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

      In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends the accounting for mortgage servicing rights prescribed under SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Under the provisions of SFAS No. 122, entities are required to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. An entity that either purchases or originates mortgage loans and subsequently sells or securitizes the mortgage loans and retains the mortgage servicing rights is required to allocate the total cost of the mortgage loans to the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans, the entire cost of acquiring the loans should be allocated to the mortgage loans and no cost should be allocated to the mortgage servicing rights. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. TCF adopted SFAS No. 122 on a prospective basis effective April 1, 1995. As a result, approximately
      $1 million of net originated mortgage servicing rights were capitalized in the 1995 second quarter. In accordance with SFAS No. 122, prior period financial statements have not been restated to reflect the change in accounting method.

(3)   CHANGE IN METHOD OF ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

      Effective January 1, 1995, TCF adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans, including all loans that are restructured in a troubled debt restructuring involving a modification of terms, be measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of the collateral of an impaired collateral-dependent loan or an observable market price, if one exists, may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment is to be recognized through the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and to clarify disclosure requirements. The adoption of SFAS No. 114 and SFAS No. 118 did not impact TCF's results of operations for the first six months of 1995 or any prior period. In accordance with SFAS No. 114 and SFAS No. 118, prior period financial statements have not been restated to reflect the change in accounting method.

(4)   EARNINGS PER COMMON SHARE

      The weighted average number of common and common equivalent shares outstanding used to compute earnings per common share were 17,846,524 and 17,233,459 for the three months ended June 30, 1995 and 1994, respectively, and 17,711,561 and 17,237,513 for the six months ended June 30, 1995 and 1994, respectively.

(5)   BUSINESS COMBINATION

      On February 8, 1995, TCF completed its acquisition of Great Lakes
      Bancorp, A Federal Savings Bank ("Great Lakes"), a Michigan-based savings bank with $2.8 billion in assets, $1.6 billion in deposits, 39 offices in Michigan and five offices in western Ohio. In connection with the acquisition, TCF issued approximately 4.9 million shares of its common stock for all of the outstanding common shares of Great Lakes. In addition, each outstanding share of Great Lakes preferred stock was exchanged for one share of TCF preferred stock with substantially identical terms. TCF also assumed the obligation to issue common stock upon the exercise or conversion of the outstanding warrants to purchase Great Lakes common stock, the outstanding employee and director options to purchase Great Lakes common stock, and the outstanding 7 1/4% convertible subordinated debentures due 2011 of Great Lakes. In connection with the acquisition, a pretax merger-related charge of $54 million was incurred during the 1995 first quarter. The merger-related charges are described in Management's Discussion and Analysis of Financial Condition and
      Results of Operations on pages 10 through 29.

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

     The results of operations previously reported by TCF and Great Lakes on a separate basis and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows (in thousands):



                                               Three Months         Six Months
                                              Ended June 30,      Ended June 30,
                                                   1994               1994
                                              --------------      --------------
Interest income:
  TCF                                             $ 87,177           $171,866
  Great Lakes                                       47,962             93,716
                                                  --------           --------
     Combined                                     $135,139           $265,582
                                                  --------           --------
                                                  --------           --------

Net interest income:
  TCF                                             $ 49,549           $ 95,278
  Great Lakes                                       18,961             37,360
                                                  --------           --------
     Combined                                     $ 68,510           $132,638
                                                  --------           --------
                                                  --------           --------

Net income:
  TCF                                             $ 13,939           $ 26,151
  Great Lakes                                        3,823              7,843
                                                  --------           --------
      Combined                                    $ 17,762           $ 33,994
                                                  --------           --------
                                                  --------           --------

Earnings per common share:
  TCF                                             $   1.12           $   2.10
                                                  --------           --------
                                                  --------           --------
  Great Lakes                                     $    .47           $    .98
                                                  --------           --------
                                                  --------           --------
       Combined                                   $    .99           $   1.89
                                                  --------           --------
                                                  --------           --------

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES

          ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TCF Financial Corporation ("TCF" or the "Company") reported record net income
of $23.4   million for the second quarter of 1995, compared with $17.8 million for the same period in 1994. Net income available to common shareholders for the second quarter of 1995 was $23.4 million, or $1.31 per common share, compared with $17.1 million, or 99 cents per common share, for the second quarter of 1994.

For the first six months of 1995, TCF reported net income of $10.8 million, compared with $34 million for the same 1994 period. Net income available to common shareholders for the first six months of 1995 was $10.1 million, or 57 cents per common share, compared with $32.6 million, or $1.89 per common share, for the same 1994 period.

TCF's 1995 first quarter results included certain merger-related charges incurred in connection with TCF's acquisition of Great Lakes Bancorp, A Federal Savings Bank ("Great Lakes"), which is described in Note 5 of Notes
to Consolidated Financial Statements.   The following table summarizes the
major components of the merger-related charges, which were previously disclosed in TCF's prospectus relating to the acquisition (in thousands):


    Loss on sale of securities available for sale             $   310
    Loss on sale of mortgage-backed securities                 21,037
    Loss on prepayment of FHLB advances                         1,541(1)
    Interest-rate exchange agreement termination costs          4,423
    Provision for credit losses                                 5,000
    Merger-related expenses:
      Equipment charges                                        13,933
      Severance and employee benefits                           4,721
      Professional fees                                         2,215
      Other                                                       864
                                                               ------
         Total merger--related expenses                        21,733
                                                               ------
           Total pretax merger--related charges               $54,044
                                                              -------
                                                              -------

-------------------
(1) Reflected in the Consolidated Statements of Operations as an extraordinary item, net of tax benefit of $578.

On an after-tax basis, these merger-related charges totaled $32.8 million, or $1.86 per common share for the first six months of 1995.

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

In connection with its acquisition of Great Lakes, TCF committed to restructure certain existing business activities of Great Lakes and to integrate Great Lakes' data processing system into TCF's. These actions were also designed to reduce staff by consolidating certain functions such as data processing, investments and certain other back office operations. Subsequent to its merger with TCF, Great Lakes recognized a pretax charge of $21.7 million in the first quarter of 1995 for these restructuring and merger-related expenses.

Income for the first six months of 1995, excluding the $32.8 million in after-tax merger-related charges, totaled $43.6 million, or $2.43 per common share, a 28.4% increase from $34 million, or $1.89 per common share, for the same period in 1994. On the same basis, return on average common equity was 19.10% for the first six months of 1995 compared with 15.86% for the same 1994 period.

NET INTEREST INCOME

Net interest income for the second quarter of 1995 was a record $79.3 million, up 15.7% from $68.5 million recorded in the second quarter of 1994. The net interest margin for the second quarter of 1995 was 4.58%, up from 3.88% for the same period in 1994. Net interest income for the first six months of 1995 totaled $154.9 million, up 16.8% from $132.6 million for the same 1994 period. The net interest margin for the first six months of 1995 was 4.45%, up from 3.78% for the same period in 1994. TCF's net interest income and net interest margin increased primarily due to increased yields and growth of consumer loans, the favorable impact of the first-quarter merger-related activities at Great Lakes, lower average levels of non-performing assets, and increased capital.

If variable index rates (e.g., prime) were to decline dramatically, TCF may experience compression of its net interest margin, as it is likely that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest rate sensitive assets such as home equity loans. In addition, competition for checking and savings deposits, an important source of lower cost funds for TCF, has intensified among depository and other financial institutions. As a result of this competition, TCF has experienced a slight increase in the rates paid on its deposits. TCF may experience compression in its net interest margin if the rates paid on deposits continue to increase. See "Asset/Liability
Management -- Interest Rate Risk."

The following rate/volume analysis details the increases (decreases) in interest income and expense resulting from interest rate and volume changes during the second quarter and first six months of 1995 as compared to the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                                  Three Months Ended              Six Months Ended
                                                    June 30, 1995                   June 30, 1995
                                              Versus Same Period in 1994      Versus Same Period in 1994
                                           -----------------------------     ----------------------------
                                             Increase (Decrease) Due to        Increase (Decrease) Due to
                                           ----------------------------      ----------------------------
                                           Volume     Rate      Total        Volume      Rate      Total
                                           ------   -------    -------       -------    -------   -------
                                                                 (In thousands)
Securities available for sale             $(2,485)  $   862    $(1,623)       $(8,347)   $ 2,381   $(5,966)
                                          -------   -------    -------        -------    -------   -------
Loans held for sale                          (335)      919        584         (2,665)     2,008      (657)
                                          -------   -------    -------        -------    -------   -------
Mortgage--backed securities
  held to maturity                         (6,849)    1,034     (5,815)        (4,369)     1,670   (2,699)
                                          -------   -------    -------         ------    -------   -------
Loans:
  Residential real estate                   5,875     2,308      8,183         12,837      3,426    16,263
  Commercial real estate                     (271)      966        695         (1,300)     2,325     1,025
  Commercial business                         409       850      1,259            203      1,586     1,789
  Consumer                                  7,427     7,377     14,804         13,447     14,207    27,654
                                          -------   -------    -------        -------    -------   -------
     Total loans                           13,440    11,501     24,941         25,187     21,544    46,731
                                          -------   -------    -------        -------    -------   -------
Investments:
  Interest--bearing deposits
    with banks                               (383)      133       (250)          (434)       231      (203)
  Federal funds sold                       (1,474)      440     (1,034)        (3,201)     1,040    (2,161)
  U.S. Government and other
    marketable securities
    held to maturity                           (2)      (21)       (23)            (9)       (77)      (86)
  FHLB stock                                 (468)      190       (278)          (516)       407      (109)
                                          -------   -------    -------        -------    -------   -------
    Total investments                      (2,327)      742     (1,585)        (4,160)     1,601    (2,559)
                                          -------   -------    -------        -------    -------   -------
      Total interest income                 1,444    15,058     16,502          5,646     29,204    34,850
                                          -------   -------    -------        -------    -------   -------

Deposits:
  Checking                                   (146)     (179)      (325)          (270)      (149)     (419)
  Passbook and statement                     (656)       740        84         (1,198)     1,294        96
  Money market                               (333)     1,637     1,304           (520)     3,309     2,789
  Certificates                             (1,267)     3,972     2,705         (2,998)     5,664     2,666
                                          -------   --------   -------        -------    -------   -------
    Total deposits                         (2,402)     6,170     3,768         (4,986)    10,118     5,132
                                          -------   --------   -------        -------    -------   -------
Borrowings:
  Securities sold under
    repurchase agreements                   2,066        619     2,685          4,007      1,490     5,497
  FHLB advances                            (1,754)       725    (1,029)          (698)     2,070     1,372
  Subordinated debt                           (16)        14        (2)           (17)       (16)      (33)
  Collateralized obligations                  (15)       168       153            (34)       387       353
  Other borrowings                             51         94       145             95        132       227
                                          -------   --------   -------        -------    -------   -------
    Total borrowings                          332      1,620     1,952          3,353      4,063     7,416
                                          -------   --------   -------        -------    -------   -------
      Total interest expense               (2,070)     7,790     5,720         (1,633)    14,181    12,548
                                          -------   --------   -------        -------    -------   -------
  Net interest expense                    $ 3,514   $  7,268   $10,782        $ 7,279    $15,023   $22,302
                                          -------   --------   -------        -------    -------   -------
                                          -------   --------   -------        -------    -------   -------


PROVISIONS FOR CREDIT AND REAL ESTATE LOSSES

TCF provided $2.9 million for credit losses in the second quarter of 1995, compared with $1.3 million for the same prior-year period. In the first six months of 1995, TCF provided $9.6 million for credit losses, compared with $4 million for the first six months of 1994. Net charge-offs were $2.8 million and $3.5 million for the second quarter and first six months of 1995, respectively, compared with $569,000 and $4 million during the same 1994 periods. The provision for real estate losses for the second quarter of 1995 was $378,000, compared with $1.8 million for the same prior-year period. In the first six months of 1995, TCF provided
$541,000 for real estate losses, compared with $2.6 million for the first six months of 1994. The provision for credit losses in the first six months of 1995 includes $5 million in merger-related provisions, which were established to conform Great Lakes' accounting and credit loss reserve practices and methods to those of TCF and to allow for the accelerated disposition of Great Lakes' remaining problem assets.

Consumer finance lending is generally considered to involve a higher level of risk than single-family residential lending. The underwriting criteria for loans originated by TCF's consumer finance offices are generally less stringent than those historically adhered to by the Company and as a result these loans have a higher level of credit risk and higher interest rates.
TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality that are consistent with its goals for expanding its portfolio of these higher-yielding loans. TCF's greater than 30-day delinquency ratio on gross consumer loans was .93% at June 30, 1995, compared with .77% at December 31, 1994.

TCF's investments in commercial real estate loans and commercial business loans have decreased significantly in recent years. TCF is seeking to expand its commercial real estate and commercial business lending activity to borrowers located in its primary markets of Minnesota, Illinois, Wisconsin, Michigan and other Midwestern states in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. These loans generally have larger individual balances and a substantially greater inherent risk of loss. The risk of loss on such loans is difficult to quantify and is subject to fluctuations in real estate values. At June 30, 1995, the allowances for loan and real estate losses and industrial revenue bond reserves totaled $66.8 million, compared with $61.7 million at year-end 1994. See "Financial Condition -- Allowances for Loan and Real Estate Losses and Industrial Revenue Bond Reserves" for additional information.

NON-INTEREST INCOME

Non-interest income, excluding the gain on sale of branches, increased $1.9 million, or 6%, to $33 million for the second quarter of 1995, compared with $31.2 million for the same period in 1994. This increase is primarily due to increases in fee and service charge revenues, data processing revenue and gains on sales of loan servicing, partially offset by a decrease in commissions on sales of annuities. For the six months ended June 30, 1995, non-interest income, excluding the gain on sale of branches and the losses from merger-related asset sales at Great Lakes, totaled $63.2 million, down slightly from the 1994 first-half total of $64.1 million. The following table presents the components of non-interest income:

                                                              Three Months Ended    Six Months Ended
                                                                    June 30,            June 30,
                                                               -----------------   ------------------
(Dollars in thousands)                                          1995      1994       1995       1994
                                                               -------   -------   --------   -------
Fee and service charge revenues                                $22,542   $21,124   $ 43,295   $41,009
Data processing revenue                                          2,640     2,239      5,064     4,368
Commissions on sales of annuities                                2,562     3,081      4,928     5,553
Title insurance revenues                                         2,867     2,544      5,140     5,268
Gain (loss) on sale of loans held  for sale, net                  (204)      (65)       372       959
Gain (loss) on sale of securities  available for sale, net          60       (36)       120     2,722
Gain on sale of loan servicing, net                              1,006       693      1,529     1,254
Other                                                            1,574     1,582      2,782     3,004
                                                               -------   -------   --------   -------
                                                                33,047    31,162     63,230    64,137

Gain on sale of branches, net                                    1,061      --        1,103      --
Merger-related charges:
  Loss on sale of securities available for sale, net              --        --         (310)     --
  Loss on sale of mortgage-backed securities, net                 --        --      (21,037)     --
                                                               -------   -------   --------   -------
                                                               $34,108   $31,162   $ 42,986   $64,137
                                                               -------   -------   --------   -------
                                                               -------   -------   --------   -------

Data processing revenue totaled $2.6 million and $5.1 million for the second quarter and first six months of 1995, respectively, representing increases of 17.9% and 15.9% from $2.2 million and $4.4 million for the same 1994 periods.
 These increases reflect TCF's efforts to provide and expand electronic banking transaction services through its automated teller machine ("ATM") network. TCF's ATM network consisted of 696 ATM's at June 30, 1995, and the Company anticipates installing additional ATM's during the remainder of 1995.

Commissions on sales of annuities totaled $2.6 million and $4.9 million during the second quarter and first six months of 1995, respectively, compared with $3.1 million and $5.6 million for the same periods in 1994. Sales of annuities may fluctuate from period to period, and future sales levels will depend upon continued favorable tax treatment, the level of interest rates, general economic conditions and investor preferences.

Title insurance revenues totaled $2.9 million and $5.1 million during the second quarter and first six months of 1995, respectively, compared with $2.5 million and $5.3 million for the same 1994 periods. Title insurance revenues are cyclical in nature and are largely dependent on market interest rates and the level of residential loan originations and refinancings.

Losses on sales of loans held for sale totaled $204,000 during the second quarter of 1995, compared with $65,000 during the same period in 1994. For the six months ended June 30, 1995, TCF recognized gains on sales of loans held for sale of $372,000, compared with $959,000 during the same 1994 period. TCF adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," on a prospective basis effective April 1, 1995. As a result, approximately $1 million of net originated mortgage servicing rights were capitalized in the 1995 second quarter. See Note 2 of Notes to Consolidated Financial Statements for additional information. Gains on sales of securities available for sale totaled $60,000 for the second quarter of 1995, compared with a loss of $36,000 during the same period in 1994. For the six months ended June 30,1995, gains on sales of securities available for sale, excluding merger-related sales, totaled $120,000, compared with $2.7 million for the same 1994 period. Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

During the second quarter of 1995, TCF Bank Minnesota fsb ("TCF Minnesota") recognized a $1.1 million net gain on the sale of three branches located outside its primary metropolitan retail markets.

The results for the second quarter and first six months of 1995 include pretax gains of $1 million and $1.5 million on the sale of $92.9 million and $143.9 million, respectively, of third-party loan servicing rights. TCF's results for the second quarter and first six months of 1994 included pretax gains of $693,000 and $1.3 million on the sale of $42.3 million and $81.5 million, respectively, of third-party loan servicing rights. TCF periodically sells loan servicing rights depending on market conditions. TCF's residential loan servicing portfolio totaled $7.2 billion at June 30, 1995, down slightly from year-end 1994.

During the first quarter of 1995, Great Lakes sold $176.1 million of private issuer collateralized mortgage obligations and $56.1 million of FNMA and FHLMC collateralized mortgage obligations from its held to maturity portfolio. The sales were completed to reduce Great Lakes' interest-rate and credit-loss risk to levels consistent with TCF's existing interest-rate risk position and credit-loss risk policy. The fair values of the collateralized mortgage obligations at the time of sale were $211.2 million. As a result, a pretax loss of $21 million was recorded on these sales during the first quarter of 1995.

Also in the 1995 first quarter, Great Lakes sold $17.3 million of mortgage-backed securities, private issuer collateralized mortgage obligations, corporate securities and structured notes from its available for sale portfolio at a pretax loss of $310,000. These sales were also completed as part of TCF's strategy to reduce Great Lakes' interest-rate and credit-loss risk to levels consistent with those of TCF.

NON-INTEREST EXPENSE

Non-interest expense (excluding the provision for real estate losses and merger-related charges) totaled $71.3 million for the second quarter of 1995, up 6.3% from $67 million for the same 1994 period. For the first six months of 1995, non-interest expense, excluding the items noted above, totaled $142.1 million, up 6.1% from $133.9 million for the same 1994 period.
 The increased expenses in 1995 were primarily due to costs associated with expanded consumer lending and consumer finance operations, and other retail banking activities. The following table presents the components of non-interest expense:

                                                          Three Months Ended     Six Months Ended
                                                               June 30,               June 30,
                                                          ------------------    --------------------
(Dollars in thousands)                                     1995       1994        1995        1994
                                                          -------    -------    --------    --------
Compensation and employee benefits                        $34,233    $31,642    $ 69,886    $ 62,618
Occupancy and equipment, net                               12,517     11,802      25,012      23,839
Advertising and promotions                                  4,275      3,604       8,727       7,218
Federal deposit insurance premiums and assessments          3,451      3,882       6,923       7,765
Amortization of goodwill and other intangibles                791        822       1,581       1,645
Other                                                      15,989     15,294      29,968      30,830
                                                          -------    -------    --------    --------
                                                           71,256     67,046     142,097     133,915
Provision for real estate losses                              378      1,828         541       2,627
Merger-related charges
  Merger-related expenses                                     --       --         21,733       --
  Cancellation cost on early termination of
    interest-rate exchange agreements                         --       --          4,423       --
                                                          -------    -------    --------    --------
                                                          $71,634    $68,874    $168,794    $136,542
                                                          -------    -------    --------    --------
                                                          -------    -------    --------    --------

Compensation and employee benefits expense totaled $34.2 million and $69.9 million for the 1995 second quarter and first six months, respectively, compared with $31.6 million and $62.6 million for the same periods in 1994. The increases in 1995 were primarily due to the expansion of consumer lending, consumer finance operations and other retail banking activities. As the restructuring of Great Lakes' operations will not be completed until the third quarter of 1995, TCF did not experience the full benefit of the expense reductions in the first six months of 1995.

Advertising and promotion expenses totaled $4.3 million and $8.7 million for the second quarter and first six months of 1995, respectively, compared with $3.6 million and $7.2 million for the same 1994 periods. The increases in 1995 reflect the increase in direct mail and other marketing expenses relating to the promotion of TCF's consumer lending and deposit products.

Federal deposit insurance premiums and assessments totaled $3.5 million and
$6.9   million for the 1995 second quarter and first six months,
respectively, compared with $3.9 million and $7.8 million for the same periods in 1994. The decreases in 1995 were primarily due to lower deposit levels and a decrease in the deposit insurance premium rates of TCF Minnesota's wholly owned bank subsidiaries, TCF Bank Wisconsin fsb ("TCF Wisconsin") and TCF Bank Illinois fsb ("TCF Illinois"), subsequent to their acquisition by TCF. Savings institutions face the prospect of significantly higher deposit insurance premiums than those paid by banks, and this may have an adverse effect on TCF's ability to attract and retain deposits. In addition, the U.S. Department of the Treasury recently disclosed that it is considering a plan to recapitalize the Savings Association Insurance Fund ("SAIF") that would entail charging savings institutions approximately $6 billion in the form of a special assessment, among other proposals under consideration. The special assessment, recently estimated to range from .78% to .90% of total insured deposits, or approximately $41.6 million to $48 million pretax for TCF, would be in addition to TCF's annual deposit insurance premium. Deposit insurance premium rates would likely decline following such a charge. It is too early to predict whether the proposed special assessment will be approved, or, if approved, when it will be charged.

Other non-interest expense totaled $16 million and $30 million for the second quarter and first six months of 1995, respectively, compared with $15.3 million and $30.8 million for the same 1994 periods. The $695,000 increase for the second quarter of 1995 reflects increases of $457,000 in telecommunication expense due to expansion and $391,000 in real estate operations expense, partially offset by a $689,000 decrease in loan expense. The $862,000 decrease for the first six months of 1995 is primarily due to a $1.3 million decrease in loan expense. The decreases in loan expense reflect decreased residential loan origination activity.

Included in merger-related expenses for the first quarter of 1995 are $13.9 million of equipment charges which reflect costs associated with the integration of Great Lakes' data processing system into TCF's and the write-off of certain redundant data processing equipment and software. In the first quarter of 1995, approximately $13.4 million of redundant equipment was written off. In addition, an accrual of $500,000 was established for data processing contract cancellation costs, $217,000 of which was paid in the first six months of 1995. The data processing integration was completed in July 1995.

Merger-related expenses for the first quarter of 1995 include $4.7 million of employment contract, severance and employee benefit costs reflecting the consolidation of certain functions such as data processing, investments and certain other back office operations. A reduction of approximately 200 employees in the combined work force is expected as a result of the consolidation of these functions, of which approximately 155 occurred through June 30, 1995. The severance benefit arrangement has been communicated to all employees affected by the consolidation of certain functions, and generally provides for a minimum of one month of severance up to a maximum of seven months depending upon years of service and job classification. In addition, staying bonuses with higher levels of employee benefits were offered to certain individuals in addition to the severance benefits. Approximately $2 million of severance and employee benefit costs were paid in the first six months of 1995.

In the first quarter of 1995, approximately $2.2 million of merger-related expenses for professional services, including investment advisor, legal and accounting services, and $864,000 of other expenses were incurred by Great Lakes as a direct result of the merger.

In the first quarter of 1995, Great Lakes terminated $544.5 million of high-cost interest-rate exchange agreements at a pretax loss of $4.4 million. The agreements were terminated in connection with the asset sales and paydown of wholesale borrowings as part of the merger-related restructuring activities. Upon completion of the termination actions, Great Lakes is no longer a party to any interest-rate exchange agreements.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed Of." SFAS No. 121 applies to all entities and to long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and to long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 does not apply to financial instruments, long-term customer relationships of a financial institution (for example, deposit base intangibles and credit cardholder intangibles), mortgage and other servicing rights, deferred policy acquisition costs, or deferred tax assets. Under the provisions of SFAS No. 121, an entity shall review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 applies to financial statements issued for fiscal years beginning after December 15, 1995, with earlier application encouraged. Management has not yet determined what effect, if any, this pronouncement will have on TCF's financial condition or results of operations.

INCOME TAXES

TCF recorded income tax expense of $15.4 million and $7.8 million for the second quarter and first six months of 1995, respectively, or 39.8% of pretax income before extraordinary items, compared with $11.7 million and $22.3 million, or 39.7% and 39.6%, respectively, for the comparable 1994 periods.

ASSET/LIABILITY MANAGEMENT -- INTEREST-RATE RISK

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

As a result of the Great Lakes acquisition, TCF's exposure to rising and falling interest rates has increased slightly. TCF's strategy is to reduce this interest-rate risk over time by continuing to emphasize growth in core deposits and higher yielding home equity and other consumer loans, and by extending the maturities on borrowings. Consistent with this strategy, TCF extended the maturities on $75 million of borrowings and converted $68 million of variable-rate FHLB advances to long-term fixed rate FHLB advances in the 1995 second quarter. In addition, the Company sold $45.6 million of long-term fixed-rate securities available for sale and paid down short-term borrowings. TCF's one-year adjusted interest rate gap at June 30, 1995 reflects these transactions and was a negative $50 million, or (1)% of total assets, compared with a negative $511.6 million, or (7)% of total assets, at December 31, 1994.

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

The following table summarizes TCF's one-year adjusted interest rate gap at June 30, 1995:

                                                      Maturity/Rate Sensitivity
                                                      -------------------------
(Dollars in thousands)
                                                           Within One Year
                                                           ---------------
Interest-earning assets:
     Loans held for sale                                      $  260,605
     Securities available for sale                                23,094
     Mortgage-backed securities held to maturity (1)             325,501
     Real estate loans (1)                                     1,497,070
     Other loans (1)                                           1,446,533
     Investments (2)                                              64,874
                                                              ----------
                                                               3,617,677
                                                              ----------
Interest-bearing liabilities:
     Deposits (3)                                              2,697,196
     FHLB advances                                               318,739
     Borrowings                                                  656,765
                                                              ----------
                                                               3,672,700
                                                              ----------
Interest-bearing liabilities over interest-earning assets
  (primary gap)                                                  (55,023)

Impact of interest-rate exchange agreement                         5,000
                                                              ----------
One-year adjusted gap                                         $  (50,023)
                                                              ----------
                                                              ----------
One-year adjusted gap as a percentage of total assets:
     At June 30, 1995                                                 (1)%
                                                              ----------
                                                              ----------
     At December 31, 1994                                             (7)%
                                                              ----------
                                                              ----------

(1)   Based upon a) contractual maturity, b) repricing date, if applicable,
      c) scheduled repayments of principal and d) projected prepayments of principal based upon experience.
(2) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity and FHLB stock.
(3) Includes noninterest-bearing deposits. Money market accounts, 12% of checking accounts and 22% of passbook and statement accounts are included in amounts repricing within one year. All remaining checking and passbook and statement accounts are assumed to mature in periods subsequent to one year. While management believes these assumptions are well based, no assurance can be given that amounts on deposit in checking and passbook and statement accounts will not significantly decrease or be repriced in the event interest rates rise.

FINANCIAL CONDITION

INVESTMENTS

Total investments decreased $218.2 million from year-end 1994 to $64.9 million at June 30, 1995, reflecting decreases of $191.5 million in interest-bearing deposits with banks, $19.9 million in FHLB stock and $6.9 million in federal funds sold. The proceeds from these maturities were used to repay borrowings. See "Financial Condition -- Borrowings."

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Securities available for sale decreased $99.9 million from year-end 1994 to $38.6 million at June 30, 1995. The decrease was partially due to maturities and the previously described Great Lakes' sale of $17.3 million of securities available for sale in the first quarter of 1995. The decrease was also partially due to the sale of $45.6 million of securities available for sale in the second quarter of 1995. The following table summarizes securities available for sale as of June 30, 1995 and December 31, 1994:

                                                              June 30, 1995           December 31, 1994
                                                            ------------------       --------------------
                                                            Amortized    Fair        Amortized    Fair
(In thousands)                                                 Cost      Value         Cost       Value
                                                            ---------   -------      ---------   --------
U.S. Government and other marketable securities:
   U.S. Government and agency obligations                     $ 1,005   $ 1,019      $ 54,462    $ 54,298
   Corporate bonds                                              5,000     5,000        15,202      14,918
   Commercial paper                                              --         --         14,955      14,843
   Marketable equity securities                                     3        43             3          30
                                                            ---------   -------      ---------   --------
                                                                6,008     6,062        84,622      84,089
                                                            ---------   -------      ---------   --------
Mortgage-backed securities:
   Mortgage-backed securities                                  13,843    12,196        45,841      44,697
   Collateralized mortgage obligations                         20,979    20,317         9,611       9,644
                                                            ---------   -------      ---------   --------
                                                               34,822    32,513        55,452      54,341
                                                            ---------   -------      ---------   --------
                                                              $40,830   $38,575      $140,074    $138,430
                                                            ---------   -------      ---------   --------
                                                            ---------   -------      ---------   --------

LOANS HELD FOR SALE

Residential real estate and education loans held for sale are carried at the lower of cost or market. Loans held for sale increased $59.1 million from year-end 1994, totaling $260.6 million at June 30, 1995. Residential real estate loans held for sale increased $40.7 million to $86.5 million at June 30, 1995, as production levels exceeded loan sales activity during the first six months of 1995. Education loans held for sale increased $18.3 million to $173.8 million at June 30, 1995, reflecting management's intention to hold a larger portfolio of these loans due to the higher yields received on the loans as compared with alternative short-term investments.

The following table summarizes loans held for sale as of June 30, 1995 and December 31, 1994:

                                                        June 30,   December 31,
(In thousands)                                            1995        1994
                                                        --------   ------------
Residential real estate                                 $ 86,480     $ 45,744
Education                                                173,825      155,524
                                                        --------     --------
                                                         260,305      201,268
Less:
    Deferred loan costs, net                                (545)        (489)
    Unearned discounts, net                                  245          246
                                                        --------     --------
                                                        $260,605     $201,511
                                                        --------     --------
                                                        --------     --------

MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Mortgage-backed securities held to maturity are carried at amortized cost. Mortgage-backed securities totaled $1.3 billion at June 30, 1995, a decrease of $349.5 million from December 31, 1994. This decrease is primarily due to the previously described Great Lakes' sale of $232.2 million of collateralized mortgage obligations, and repayment and prepayment activity. In addition to selling certain collateralized mortgage obligations from its held to maturity portfolio, Great Lakes also transferred $38.4 million of private issuer mortgage-backed securities and collateralized mortgage obligations from its held to maturity portfolio to its securities available for sale portfolio in the first quarter of 1995. The transfers are consistent with the strategy to reduce Great Lakes' interest-rate and credit-loss risk to levels consistent with those of TCF. At June 30, 1995 and December 31, 1994, TCF's mortgage-backed securities held to maturity portfolio had gross unrealized gains of $16.1 million and $3.6 million, respectively, and gross unrealized losses of $7.2 million and $92.2 million, respectively.

The following table summarizes mortgage-backed securities held to maturity as of June 30, 1995 and December 31, 1994:

                                                         June 30,   December 31,
(In thousands)                                            1995         1994
                                                       ----------   -----------
Mortgage-backed securities:
    Agency                                             $1,230,442   $1,303,606
    Private issuers                                        16,465       31,261
                                                       ----------   -----------
                                                        1,246,907    1,334,867
                                                       ----------   -----------
Collateralized mortgage obligations:
    Agency                                                  --          84,347
    Private issuers                                         --         177,409
                                                       ----------   -----------
                                                            --         261,756
                                                       ----------   -----------
Net premiums                                               4,798         4,577
                                                       ----------   -----------
                                                       $1,251,705   $1,601,200
                                                       ----------   -----------
                                                       ----------   -----------

LOANS

Total loans increased $211.5 million from year-end 1994 to $5.3 billion at June 30, 1995. Residential real estate loans increased $67.2 million during the first six months of 1995 to $2.7 billion. This increase reflects the origination and retention of $221.7 million of residential loans, partially offset by loan repayments. Commercial real estate loans decreased $231,000 from year-end 1994. At June 30, 1995, approximately 89% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. The average individual balance of commercial real estate loans was $575,000 at June 30, 1995.

TCF continues to expand its consumer lending and consumer finance operations. During the first six months of 1995, the Company opened 19 new consumer finance offices, most of which were in areas outside its traditional market locations. As of June 30, 1995, TCF had 65 such offices in 16 states. As a result of this expansion, TCF's consumer finance loan portfolio totaled $289.3 million at June 30, 1995, compared with $201 million at December 31, 1994. TCF anticipates opening five additional consumer finance offices during the third quarter of 1995. The Company intends to concentrate on increasing the outstanding loan balances of these existing offices and improving the profitability of its consumer finance subsidiaries before opening any additional consumer finance offices. Consumer loans outstanding increased $166 million during the first six months of 1995, reflecting a $74.1 million increase in home equity loans and an $88.6 million increase in automobile, marine and recreational vehicle loans. The growth in home equity loans and automobile, marine and recreational vehicle loans reflects the expanded consumer lending and consumer finance operations.

The following table summarizes loans as of June 30, 1995 and December 31, 1994:

                                                        June 30,    December 31,
(In thousands)                                            1995          1994
                                                       ----------   ------------
Residential real estate                                $2,729,933    $2,662,707
                                                       ----------   ------------
Commercial real estate:
    Apartments                                            420,449       432,114
    Other permanent                                       525,581       526,773
    Construction and development                           51,371        38,745
                                                       ----------   ------------
                                                          997,401       997,632
                                                       ----------   ------------
      Total real estate                                 3,727,334     3,660,339
                                                       ----------   ------------
Commercial business                                       193,174       190,975
                                                       ----------   ------------
Consumer:
    Home equity                                         1,068,605       994,472
    Automobile, marine and recreational vehicle           239,193       150,565
    Credit card                                            39,921        34,698
    Loans secured by deposits                              10,352         9,685
    Other                                                 107,365       110,038
                                                       ----------   ------------
                                                        1,465,436     1,299,458
                                                       ----------   ------------
                                                        5,385,944     5,150,772
Less:
    Unearned discounts on loans purchased                   3,700         4,103
    Deferred loan fees, net                                10,086        11,456
    Unearned discounts and finance charges, net            42,278        16,832
                                                       ----------   ------------
                                                       $5,329,880    $5,118,381
                                                       ----------   ------------
                                                       ----------   ------------

At June 30, 1995, the recorded investment in loans that are considered to be impaired under the criteria established by SFAS No. 114 and SFAS No. 118 was $33.7 million. All of these loans were on non-accrual status. Included in this amount are $27.8 million of impaired loans for which the related allowance for credit losses is $3.6 million and $5.9 million of impaired loans that, as a result of write-downs, do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the three and six months ended June 30, 1995 was $31.5 million and $28 million, respectively. For the three and six months ended June 30, 1995, TCF recognized interest income on impaired loans of $65,000 and $87,000, respectively, all of which was recognized using the cash basis method of income recognition.

Included in performing loans at June 30, 1995 are commercial real estate and commercial business loans aggregating $2.9 million with terms that have been modified in troubled debt restructurings, compared with $4.3 million at December 31, 1994.

The results of hotel and motel operations have suffered in recent years. Included in commercial real estate loans at June 30, 1995 are $101.4 million of loans secured by hotel or motel properties. Seven loans comprise $56.2 million, or 55%, of the total hotel and motel portfolio. Of the total hotel and motel portfolio balance, six loans totaling $20.6 million are included in loans subject to management concern and five loans totaling $6.9 million are included in non-accrual loans. TCF continues to closely monitor the performance of these loans and properties.

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and real estate acquired through foreclosure) totaled $70.2 million at June 30, 1995, up $12.5 million from the December 31, 1994 total of $57.6 million. At June 30, 1995, 13 loans or properties comprised $31.5 million, or 44.8%, of total non-performing assets. These loans or properties had been written down by $9.1 million as of June 30, 1995. Properties acquired are being actively marketed. Approximately 85% of the non-performing assets at June 30, 1995 consisted of, or were secured by, real estate. Non-performing assets are summarized in the table below.

                                                     June 30,   December 31,
(Dollars in thousands)                                 1995        1994
                                                    -------     ------------
Loans (1):
    Residential real estate                         $ 5,629       $ 7,211
    Commercial real estate                           24,831        18,452
    Commercial business                               8,920         5,972
    Consumer                                          2,733         2,127
                                                    -------     ---------
                                                     42,113        33,762
Real estate and other assets (2)                     28,046        23,849
                                                    -------     ---------
    Total non-performing assets                     $70,159       $57,611
                                                    -------     ---------
                                                    -------     ---------
Non-performing assets as a percentage
    of net loans                                       1.33%         1.14%
Non-performing assets as a percentage
    of total assets                                     .94           .73

(1) Included in total loans in the Consolidated Statements of Financial
    Condition.

(2) Includes commercial real estate of $14.7 million and $15 million at June 30, 1995 and December 31, 1994, respectively.


TCF had accruing loans 90 days or more past due totaling $2.7 million at June 30, 1995, compared with $2.4 million at December 31, 1994. These loans are in the process of collection and management believes they are adequately secured. The over 30-day delinquency rate on TCF's loans and loans held for sale (excluding non-accrual loans) was .63% of gross loans outstanding at June 30, 1995, compared with .43% at year-end 1994.

In addition to the non-accrual, restructured and accruing loans 90 days or more past due, there were commercial real estate and commercial business loans with an aggregate principal balance of $64.9 million outstanding at June 30, 1995 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms.

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

ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES AND INDUSTRIAL REVENUE BOND RESERVES

The following tables summarize the activity of the allowances for loan and real estate losses and the industrial revenue bond reserves (dollars in thousands):

                                                Three Months Ended                       Six Months Ended
                                                   June 30, 1995                          June 30, 1995
                                      -------------------------------------    -------------------------------------
                                                       Industrial                               Industrial
                                                        Revenue                                  Revenue
Allowance for Loan Losses and         Allowance for       Bond                 Allowance for       Bond
  Industrial Revenue Bond Reserves:   Loan Losses       Reserves     Total     Loan Losses       Reserves     Total
                                      -------------    ----------   -------    -------------    ----------   -------
Balance (beginning of period)            $62,383         $2,684     $65,067       $56,343         $2,759     $59,102
  Provision for credit losses              2,999            (75)      2,924         9,762           (150)      9,612
  Charge-offs                             (4,514)          --        (4,514)       (6,887)          --        (6,887)
  Recoveries                               1,728           --         1,728         3,378           --         3,378
                                         -------         ------     -------       -------         ------     -------
     Net charge-offs                      (2,786)          --        (2,786)       (3,509)          --        (3,509)
                                         -------         ------     -------       -------         ------     -------
Balance (end of period)                  $62,596         $2,609     $65,205       $62,596         $2,609     $65,205
                                         -------         ------     -------       -------         ------     -------
                                         -------         ------     -------       -------         ------     -------
Allowance for loan losses as a
   percentage of total gross loans          1.16%                                    1.16%

                                                Three Months Ended                       Six Months Ended
                                                   June 30, 1994                          June 30, 1994
                                      -------------------------------------    -------------------------------------
                                                       Industrial                               Industrial
                                                        Revenue                                  Revenue
Allowance for Loan Losses and         Allowance for      Bond                  Allowance for      Bond
Industrial Revenue Bond Reserves:     Loan Losses       Reserves     Total     Loan Losses       Reserves     Total
                                      -------------    ----------   -------    -------------    ----------   -------
Balance (beginning of period)            $53,581         $2,739     $56,320       $54,444         $2,689     $57,133
  Provision for credit losses              1,344           --         1,344         3,984           --         3,984
  Charge-offs                             (2,523)          --        (2,523)       (7,819)          --        (7,819)
 Recoveries                                1,934             20       1,954         3,727             70       3,797
                                         -------         ------     -------       -------         ------     -------
     Net recoveries (charge-offs)           (589)            20        (569)       (4,092)            70      (4,022)
                                         -------         ------     -------       -------         ------     -------
Balance (end of period)                  $54,336         $2,759     $57,095       $54,336         $2,759     $57,095
                                         -------         ------     -------       -------         ------     -------
                                         -------         ------     -------       -------         ------     -------
Allowance for loan losses as a
  percentage of total gross loans           1.13%                                    1.13%

                                                        Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                         ------------------   -------------------
Allowance for Real Estate Losses:                         1995       1994       1995       1994
                                                         -------    -------   -------     -------
Balance (beginning of period)                             $1,973     $2,714   $ 2,576     $ 2,439
   Provision for losses                                      378      1,828       541       2,627
   Charge-offs                                              (782)      (806)   (1,548)     (1,330)
                                                         -------    -------   -------     -------
Balance (end of period)                                   $1,569     $3,736   $ 1,569     $ 3,736
                                                         -------    -------   -------     -------
                                                         -------    -------   -------     -------

The allowance for loan losses is maintained at a level believed to be adequate by management to provide for estimated loan losses. Management's judgment as to the adequacy of the allowance is a result of ongoing review of larger individual loans, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the levels of non-performing assets, net charge-offs, geographic location and prevailing economic conditions. The allowance for loan losses is established for known or anticipated problem loans, as well as for loans which are not currently known to require specific allowances. The adequacy of the allowance for loan losses is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on
impaired loans.   Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The unallocated portion of TCF's allowance for loan losses totaled $20.7 million at June 30, 1995.

Prior to being acquired by TCF, Republic Capital Group had entered into agreements guaranteeing certain industrial development and housing revenue bonds issued by municipalities to finance commercial and multi-family real estate owned by third parties. In the event a third-party borrower defaults on principal or interest payments on the bonds, TCF, as acquiring entity, is required to either fund the amount in default or acquire the then outstanding bonds. TCF may foreclose on the underlying real estate to recover amounts in default. The balance of such financial guarantees at June 30, 1995 was $16.5 million. Management has considered these guarantees in its review of the adequacy of the industrial revenue bond reserves.

LIQUIDITY MANAGEMENT

TCF manages its liquidity position to ensure that the funding needs of depositors and borrowers are met promptly and in a cost-effective manner. Asset liquidity arises from the ability to convert certain assets to cash as well as from the maturity of assets. Liability liquidity results from the ability of TCF to attract a diversity of funding sources to meet funding requirements promptly. TCF's wholly owned savings bank subsidiaries are required by federal regulation to maintain a monthly average minimum asset liquidity ratio of 5%. During the first six months of 1995, these subsidiaries maintained average monthly liquidity ratios in excess of this requirement.

DEPOSITS

Deposits totaled $5.2 billion at June 30, 1995, down $149.9 million from the year-end 1994 total. The decrease in deposits reflects a significant runoff of Great Lakes' brokered deposits and the previously described sale of three branches. The following table summarizes TCF's deposits at June 30, 1995 and December 31, 1994:


                                         June 30, 1995                   December 31, 1994
                                -------------------------------   -------------------------------
                                 Weighted                          Weighted
                                  Average                 % of      Average                 % of
(Dollars in thousands)             Rate       Amount      Total      Rate       Amount      Total
                                 --------   ----------    -----    --------   ----------    -----
Checking:
  Non-interest bearing             0.00%    $  533,157     10.2%     0.00%    $  456,867      8.5%
  Interest bearing                 1.07        536,080     10.2      1.41        574,172     10.6
                                            ----------    -----               ----------    -----
                                    .54      1,069,237     20.4       .78      1,031,039     19.1

Passbook and statement             2.09        902,988     17.2      2.13        940,459     17.4
Money market                       3.29        624,468     11.9      3.26        646,732     12.0
Certificates                       5.58      2,653,126     50.5      5.07      2,781,488     51.5
                                            ----------    -----               ----------    -----
                                   3.68     $5,249,819    100.0%     3.53     $5,399,718    100.0%
                                            ----------    -----               ----------    -----
                                            ----------    -----               ----------    -----

Certificates had the following remaining maturities:

                               June 30, 1995                              December 31, 1994
                -------------------------------------------    ------------------------------------------
                                                  Weighted                                       Weighted
(Dollars in     Negotiable                         Average     Negotiable                         Average
millions)          Rate       Other      Total       Rate         Rate       Other      Total      Rate
                ----------   --------   --------   --------    ----------   --------   -------   --------
Maturity:
0-3 months        $169.8     $  527.1   $  696.9    5.21%        $203.2     $  498.0  $  701.2     4.74%
4-6 months          22.4        434.0      456.4    5.48           25.4        542.4     567.8     4.84
7-12 months          8.9        585.3      594.2    5.72           46.2        600.7     646.9     4.97
13-24 months         3.6        517.4      521.0    5.75            4.5        432.5     437.0     5.47
25-36 months         1.8        190.4      192.2    5.86            1.2        184.3     185.5     5.52
37-48 months          .3        102.6      102.9    5.72            1.8        124.1     125.9     5.75
49-60 months         --          42.7       42.7    5.93             .3         64.9      65.2     5.47
Over 60 months       --          46.8       46.8    6.48            --          52.0      52.0     6.36
                ----------   --------   --------             ----------     --------  --------
                  $206.8     $2,446.3   $2,653.1    5.58         $282.6     $2,498.9  $2,781.5    5.07
                ----------   --------   --------             ----------     --------  --------
                ----------   --------   --------             ----------     --------  --------

Included in deposits at June 30, 1995 and December 31, 1994 are $38.8 million and $147.2 million, respectively, of brokered deposits acquired primarily as a result of the Great Lakes acquisition.

BORROWINGS

Borrowings are used primarily to fund the purchase of investments and mortgage-backed securities. These borrowings totaled $1.6 billion as of June 30, 1995, down $295.1 million from year-end 1994. The decrease was primarily due to a $548.9 million decrease in FHLB advances, including the previously mentioned prepayment of $112.3 million of higher-rate FHLB advances as part of the merger-related activities at Great Lakes, partially offset by an increase in securities sold under repurchase agreements of $242.9 million. As part of its strategy to reduce interest-rate risk, TCF extended the maturities on $75 million of borrowings, converted $68 million of variable-rate FHLB advances to long-term fixed-rate FHLB advances, and repaid short-term borrowings. See "Results of Operations -- Asset/Liability Management -- Interest-Rate Risk." The weighted average rate on borrowings was 6.28% at June 30, 1995, relatively unchanged from year-end 1994.

TCF's borrowings consist of the following:

                                                June 30, 1995               December 31, 1994
                                            ---------------------         ---------------------
                                                         Weighted                      Weighted
                               Year of                   Average                       Average
(Dollars in thousands)         Maturity       Amount       Rate             Amount       Rate
                               --------     ----------   --------         ----------   --------
Securities sold under
  repurchase agreements          1995       $  597,409     6.14%          $  429,469     5.78%
                                 1997           75,000     6.12                 --        --
                                            ----------                    ----------
                                               672,409     6.13              429,469     5.78
                                            ----------                    ----------
Federal Home Loan Bank
  advances                       1995          176,639     6.07              661,405     6.17
                                 1996          328,100     5.83              386,900     6.15
                                 1997           91,014     6.11               76,014     6.54
                                 1998           73,000     6.00               73,000     5.80
                                 1999          103,000     6.83              123,000     6.98
                                 2000            8,074     7.34                8,074     7.34
                                 2001           25,000     7.33               25,000     7.33
                                 2008              337     6.27                  345     6.27
                                 2009              617     6.52                  925     6.86
                                            ----------                    ----------
                                               805,781     6.12            1,354,663     6.27
                                            ----------                    ----------
Subordinated debt:
  Subordinated capital notes
     of TCF Financial
     Corporation, callable
     beginning January 1, 1995   2002           34,500    10.00               34,500    10.00

  Senior subordinated
     debentures                  2006            6,248    18.00                6,248    18.00

  Convertible subordinated
     debentures                  2011            8,128     7.25                9,928     7.25
                                            ----------                    ----------
                                                48,876    10.57               50,676    10.45
                                            ----------                    ----------
Collateralized obligations:
  Collateralized notes           1997           37,500     6.31               37,500     6.81
     Less unamortized discount                      74      --                    90      --
                                            ----------                    ----------
                                                37,426     6.32               37,410     6.83
                                            ----------                    ----------
  Collateralized mortgage
     obligations                 2006               44     6.50                  488     6.50
                                 2008            3,000     6.50                3,000     6.50
                                 2010            1,486     5.90                1,443     5.90
                                            ----------                    ----------
                                                 4,530     6.30                4,931     6.32
     Less unamortized discount                     255      --                   306      --
                                            ----------                    ----------
                                                 4,275     6.68                4,625     6.74
                                            ----------                    ----------
                                                41,701     6.36               42,035     6.82
                                            ----------                    ----------
Other borrowings:
  Federal funds purchased        1995           15,000     6.62                1,500     6.13

  Industrial development
     revenue bonds               2015            3,070     4.90                3,125     4.65

  Bank loan, maturing
     serially through 1998       1998            3,000    10.00                3,500     9.50

  Other                          1998               24     7.60                   27     7.60
                                            ----------                    ----------
                                                21,094     6.85                8,152     7.01
                                            ----------                    ----------
                                            $1,589,861     6.28           $1,884,995     6.29
                                            ----------                    ----------
                                            ----------                    ----------

At June 30, 1995, borrowings with a maturity of one year or less consisted of the following:


                                                                       Weighted
                                                                        Average
(Dollars in thousands)                                      Amount        Rate
                                                          ---------    --------
        Securities sold under repurchase agreements       $597,409        6.14%
        Federal Home Loan Bank advances                    276,739        4.14
        Federal funds purchased                             15,000        6.62
        Bank loan                                            1,000       10.00
                                                          --------
                                                          $890,148        5.53
                                                          --------
                                                          --------


STOCKHOLDERS' EQUITY

Stockholders' equity was $495.6 million at June 30, 1995, or 6.7% of total assets, up from $475.5 million, or 6.1% of total assets, at December 31, 1994. The increase in stockholders' equity is primarily due to net income of $10.8 million for the first six months of 1995, and the receipt of $15.5 million on the exercise of stock options and common stock warrants, partially offset by the payment of $9.9 million in common stock dividends. The common stock warrants, which were assumed in connection with the acquisition of Great Lakes, expired July 1, 1995. On July 3, 1995, TCF redeemed its 2.7 million shares of preferred stock at $10 per share. The final dividend on the preferred stock was declared in the first quarter of 1995 and paid on April 17, 1995. As previously mentioned, TCF issued the preferred stock in exchange for Great Lakes preferred stock.

On July 25, 1995, TCF declared a quarterly dividend of 31.25 cents per common share payable on August 31, 1995 to stockholders of record as of August 11, 1995.

REGULATORY CAPITAL REQUIREMENTS

The following tables set forth the calculations of the tangible, core and risk-based capital levels and applicable percentages of adjusted assets for TCF's wholly owned savings bank subsidiaries, TCF Minnesota and Great Lakes, at June 30, 1995 and December 31, 1994 together with the excess over the minimum capital requirements (dollars in thousands):


TCF Minnesota:                        June 30, 1995         December 31, 1994
                                  ---------------------   ---------------------
                                   Amount    Percentage    Amount    Percentage
                                  --------   ----------   --------   ----------
  Tangible capital                $294,616      6.15%     $292,825      5.81%
  Tangible capital requirement      71,875      1.50        75,634      1.50
                                  --------   ----------   --------   ----------
     Excess                       $222,741      4.65%     $217,191      4.31%
                                  --------   ----------   --------   ----------
                                  --------   ----------   --------   ----------
  Core capital                    $296,231      6.18%     $320,673      6.34%
  Core capital requirement         143,798      3.00       151,704      3.00
                                  --------   ----------   --------   ----------
     Excess                       $152,433      3.18%     $168,969      3.34%
                                  --------   ----------   --------   ----------
                                  --------   ----------   --------   ----------
  Risk-based capital              $326,346     11.13%     $350,096     12.01%
  Risk-based capital requirement   234,561      8.00       233,292      8.00
                                  --------   ----------   --------   ----------
     Excess                       $ 91,785      3.13%     $116,804      4.01%
                                  --------   ----------   --------   ----------
                                  --------   ----------   --------   ----------

Great Lakes:                        June 30, 1995         December 31, 1994
                                  ---------------------   ---------------------
                                   Amount    Percentage    Amount    Percentage
                                  --------   ----------   --------   ----------
  Tangible capital                $159,412      6.08%     $148,482      5.35%
  Tangible capital requirement      39,332      1.50        41,626      1.50
                                  --------   ----------   --------   ----------
     Excess                       $120,080      4.58%     $106,856      3.85%
                                  --------   ----------   --------   ----------
                                  --------   ----------   --------   ----------
  Core capital                    $171,280      6.50%     $148,482      5.35%
  Core capital requirement          79,019      3.00        83,252      3.00
                                  --------   ----------   --------   ----------
     Excess                       $ 92,261      3.50%     $ 65,230      2.35%
                                  --------   ----------   --------   ----------
                                  --------   ----------   --------   ----------
  Risk-based capital              $202,838     12.34%     $181,594     11.08%
  Risk-based capital requirement   131,506      8.00       131,140      8.00
                                  --------   ----------   --------   ----------
     Excess                       $ 71,332      4.34%     $ 50,454      3.08%
                                  --------   ----------   --------   ----------
                                  --------   ----------   --------   ----------


At June 30, 1995, TCF Minnesota and its wholly owned savings bank subsidiaries, TCF Illinois and TCF Wisconsin, and Great Lakes exceeded their fully phased-in capital requirements and believe that they would be considered well-capitalized under guidelines established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                           Supplementary Information


QUARTERLY FINANCIAL DATA (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands,                             At           At           At          At          At           At
except per-share data)                          June 30,     March 31,    Dec. 31,    Sept. 30,   June 30,      March 31,
                                                  1995         1995         1994         1994        1994          1994
--------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                   $7,432,692   $7,369,061   $7,845,588   $7,830,976   $7,725,299   $7,725,961
Investments(1)                                     64,874       91,969      283,104      363,104      408,475      322,367
Securities available for sale                      38,575       89,693      138,430      186,146      142,071      392,972
Mortgage-backed securities held to maturity     1,251,705    1,291,370    1,601,200    1,670,848    1,715,841    1,590,669
Loans                                           5,329,880    5,237,533    5,118,381    4,961,496    4,794,255    4,687,941
Deposits                                        5,249,819    5,371,461    5,399,718    5,407,766    5,442,527    5,588,007
Federal Home Loan Bank advances                   805,781      879,184    1,354,663      992,677    1,127,918    1,131,639
Subordinated debt                                  48,876       50,676       50,676       50,676       50,676       50,676
Other borrowings                                  735,204      515,467      479,656      828,012      564,832      417,268
Stockholders' equity                              495,550      470,501      475,469      460,221      444,972      435,398

--------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                                June 30,     March 31,    Dec. 31,    Sept. 30,   June 30,      March 31,
                                                  1995         1995         1994        1994        1994          1994
--------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:

Interest income                                  $151,641     $148,791     $145,592     $141,308     $135,139     $130,443
Interest expense                                   72,349       73,143       71,978       68,408       66,629       66,315
                                                 --------     --------     --------     --------     --------     --------
   Net interest income                             79,292       75,648       73,614       72,900       68,510       64,128
Provision for credit losses                         2,924        6,688        3,556        3,262        1,344        2,640
                                                 --------     --------     --------     --------     --------     --------
   Net interest income after provision for
     credit losses                                 76,368       68,960       70,058       69,638       67,166       61,488
                                                 --------     --------     --------     --------     --------     --------
Non-interest income:
  Loss on sale of mortgage-backed securities,
    net                                              --        (21,037)        --           --           --           --
  Gain on sale of loan servicing, net               1,006          523          581          518          693          561
  Gain (loss) on sale of securities available
    for sale, net                                      60         (250)      (1,689)         (52)         (36)       2,758
  Gain on sale of branches, net                     1,061           42         --           --           --           --
  Other non-interest income                        31,981       29,600       30,331       31,393       30,505       29,656
                                                 --------     --------     --------     --------     --------     --------
     Total non-interest income                     34,108        8,878       29,223       31,859       31,162       32,975
                                                 --------     --------     --------     --------     --------     --------
Non-interest expense:
  Provision for real estate losses                    378          163          713          682        1,828          799
  Amortization of goodwill and other intangibles      791          790          814          823          822          823
  Merger-related expenses                            --         21,733         --           --           --           --
  Cancellation cost on early termination of
    interest-rate exchange agreements                --          4,423         --           --           --           --
  Other non-interest expense                       70,465       70,051       69,769       67,641       66,224       66,046
                                                 --------     --------     --------     --------     --------     --------
     Total non-interest expense                    71,634       97,160       71,296       69,146       68,874       67,668
                                                 --------     --------     --------     --------     --------     --------
  Income (loss) before income tax expense
     (benefit) and extraordinary item              38,842      (19,322)      27,985       32,351       29,454       26,795
Income tax expense (benefit)                       15,448       (7,683)      11,230       12,917       11,692       10,563
                                                 --------     --------     --------     --------     --------     --------
  Income (loss) before extraordinary item          23,394      (11,639)      16,755       19,434       17,762       16,232
Extraordinary item:
  Penalties on early repayment of FHLB advances,
     net of tax benefit of $578                      --           (963)         --           --           --           --
                                                 --------     --------     --------     --------     --------     --------
     Net income (loss)                             23,394      (12,602)      16,755       19,434       17,762       16,232
Dividends on preferred stock                         --            678          677          678          677          678
                                                 --------     --------     --------     --------     --------     --------
     Net income (loss) available to common
       shareholders                              $ 23,394     $(13,280)    $ 16,078     $ 18,756     $ 17,085     $ 15,554
                                                 --------     --------     --------     --------     --------     --------
                                                 --------     --------     --------     --------     --------     --------
Per common share:
  Income (loss) before extraordinary item        $   1.31     $   (.72)    $    .93     $   1.09     $    .99     $    .90
  Extraordinary item                                 --           (.05)        --           --           --           --
                                                 --------     --------     --------     --------     --------     --------
  Net income (loss)                              $   1.31     $   (.77)    $    .93     $   1.09     $    .99     $    .90
                                                 --------     --------     --------     --------     --------     --------
                                                 --------     --------     --------     --------     --------     --------
  Dividends declared                             $  .3125     $    .25     $    .25     $    .25     $    .25     $    .25
                                                 --------     --------     --------     --------     --------     --------
                                                 --------     --------     --------     --------     --------     --------
FINANCIAL RATIOS:
Return on average assets (2)                         1.27%        (.67)%       .89%        1.03%         .94%         .87%
Return on average common equity (2)                 20.48       (11.86)      14.56        17.58        16.48        15.24
Average total equity to average assets               6.53         6.33        6.18         5.98         5.83         5.78
Net interest margin (2)(3)                           4.58         4.31        4.16         4.11         3.88         3.67

------------------------
(1) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity, securities purchased under resale agreements and FHLB stock.
(2)  Annualized.
(3)  Net interest income divided by average interest-earning assets.

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                    Supplementary Information (Continued)

           Consolidated Average Balance Sheets, Interest and Dividends
              Earned or Paid, and Related Interest Yields and Rates

                                                            Six Months Ended June 30,
                                    ------------------------------------------------------------------------------
                                                      1995                                  1994
                                    --------------------------------------   -------------------------------------
                                                                 Interest                                Interest
                                     Average                    Yields and   Average                    Yields and
(Dollars in thousands)               Balance      Interest(1)    Rates(2)    Balance      Interest(1)    Rates(2)
                                    ----------    -----------   ----------  ----------    -----------   ----------
Assets:
  Securities available
     for sale                       $   79,005      $  2,902       7.35%    $  326,766      $  8,868       5.43%
                                    ----------    -----------               ----------    -----------
  Loans held for sale                  208,379         8,573       8.23        280,192         9,230       6.59
                                    ----------    -----------               ----------    -----------
  Mortgage-backed securities
     held to maturity                1,362,790        48,427       7.11      1,486,927        51,126       6.88
                                    ----------    -----------               ----------    -----------

  Loans:
     Residential real estate         2,696,921       104,438       7.74      2,364,417        88,175       7.46
     Commercial real estate            988,425        43,709       8.84      1,019,208        42,684       8.38
     Commercial business               191,235         9,185       9.61        186,213         7,396       7.94
     Consumer                        1,349,384        79,926      11.85      1,096,691        52,272       9.53
                                    ----------    -----------               ----------    -----------
        Total loans(3)               5,225,965       237,258       9.08      4,666,529       190,527       8.17
                                    ----------    -----------               ----------    -----------
  Investments:
     Interest-bearing deposits
        with banks                      10,761           325       6.04         28,621           528       3.69
     Federal funds sold                 10,408           310       5.96        140,915         2,471       3.51
     U.S. Government and other
        marketable securities
        held to maturity                 3,553           101       5.69          3,737           187      10.01
    FHLB stock                          70,251         2,536       7.22         85,664         2,645       6.18
                                    ----------    -----------               ----------    -----------
        Total investments               94,973         3,272       6.89        258,937         5,831       4.50
                                    ----------    -----------               ----------    -----------
          Total interest-
            earning assets           6,971,112       300,432       8.62      7,019,351       265,582       7.57
                                                  -----------     -----                   -----------     -----
  Other assets(4)                      453,218                                 499,048
                                    ----------                              ----------
     Total assets                   $7,424,330                              $7,518,399
                                    ----------                              ----------
                                    ----------                              ----------
Liabilities and Stockholders' Equity:

  Noninterest-bearing deposits      $  474,979                              $  426,900
                                    ----------                              ----------
  Interest-bearing deposits:
     Checking                          541,458         3,622       1.34        579,433         4,041       1.39
     Passbook and statement            878,373         9,621       2.19        995,475         9,525       1.91
     Money market                      680,525        11,889       3.49        719,965         9,100       2.53
     Certificates                    2,699,869        72,254       5.35      2,818,886        69,588       4.94
                                    ----------    -----------               ----------    -----------
        Total interest-
          bearing deposits           4,800,225        97,386       4.06      5,113,759        92,254       3.61
                                    ----------     -----------               ----------   -----------
  Borrowings:
     Securities sold under
        repurchase agreements          518,412        15,956       6.16        383,836        10,459       5.45
     FHLB advances                     918,982        27,561       6.00        943,509        26,189       5.55
     Subordinated debt                  50,378         2,702      10.73         50,676         2,735      10.79
     Collateralized
        obligations                     41,729         1,479       7.09         43,001         1,126       5.24
     Other borrowings                   12,686           408       6.43          8,949           181       4.05
                                    ----------    -----------               ----------    -----------
        Total borrowings             1,542,187        48,106       6.24      1,429,971        40,690       5.69
                                    ----------    -----------               ----------    -----------
        Total interest-
           bearing
           liabilities(5)            6,342,412       145,492       4.59      6,543,730       132,944       4.06
                                                  -----------    ------                    -----------    -----
  Other liabilities(4)                 128,679                                 111,127
                                    ----------                              ----------
     Total liabilities               6,946,070                               7,081,757
                                    ----------                              ----------

   Stockholders' equity:(4)
     Preferred equity                   25,019                                  25,019
     Common equity                     453,241                                 411,623
                                    ----------                              ----------
                                       478,260                                 436,642
                                    ----------                              ----------
     Total liabilities
        and stockholders'
        equity                      $7,424,330                              $7,518,399
                                    ----------                              ----------
                                    ----------                              ----------
Net interest income                                 $154,940                                $132,638
                                                  -----------                              ----------
                                                  -----------                              ----------
Net interest rate spread                                           4.03%                                   3.51%
                                                                  -----                                   -----
                                                                  -----                                   -----
Net interest margin                                                4.45%                                   3.78%
                                                                  -----                                   -----
                                                                  -----                                   -----

------------------------
(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $224,000 and $196,000 was recognized during the six months ended June 30, 1995 and 1994, respectively.

(2)  Annualized.

(3) Average balance of loans includes non-accrual loans and is presented net of unearned income.

(4)  Average balance is based upon month-end balances.

(5)  Includes $647,000 and $4.1 million of interest expense on interest-rate exchange agreements for the six months ended June 30, 1995 and 1994, respectively.

PART II -- OTHER INFORMATION

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

On November 2, 1993, TCF filed a complaint in the United States Court of Federal Claims seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. TCF's claim is based on the government's breach of contract in connection with TCF's acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which allowed TCF to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. TCF's suit is currently stayed pending a decision by the United States Circuit Court of Appeals for the Federal Circuit in another case addressing the government's liability for breach of supervisory goodwill contracts. In August 1995, Great Lakes filed with the United States Court of Federal Claims a complaint similar to the complaint filed by TCF relating to supervisory goodwill acquired in connection with several acquisitions made by Great Lakes. There can be no assurance that the government will be determined to be liable in connection with the loss of supervisory goodwill or, even if a determination favorable to TCF or Great Lakes is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF's or Great Lakes' claim.

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

                                                              Vote
                                        -------------------------------------------------
                                                        Against or              Broker
            Matter                         For          Withheld     Abstain    Nonvote
            ------                      ----------      ---------    --------  ----------
1. Election of Directors:
      Joseph P. Clifford                15,215,647        720,436       N/A       N/A
      Robert E. Evans                   15,215,816        720,267       N/A       N/A
      Luella G. Goldberg                15,475,407        460,676       N/A       N/A
      Mark K. Rosenfeld                 15,426,045        510,038       N/A       N/A
      Ralph Strangis                    15,468,634        467,449       N/A       N/A

2. Ratification of KPMG Peat
   Marwick LLP as independent
   public accountants for 1995.         15,777,189        108,844      50,050      0

3. Increase the maximum permissible
   size of the Board of Directors
   from 15 to 25 members.               14,029,242      1,791,687     115,154      0

4. Approval of the TCF Financial
   1995 Incentive Stock Program.        11,022,922      2,890,326     187,169  1,835,666

5. Approval of the Directors Deferred
   Compensation Plan and Trust
   Agreement.                           13,191,627        690,303     218,487  1,835,666

ITEM 5.  OTHER INFORMATION.

As previously disclosed, the Securities and Exchange Commission ("SEC") has conducted an investigation, in which the Company fully cooperated, concerning the appropriateness of the timing of loan and real estate provisions taken by TCF in the second quarter of 1990. In 1994, TCF instituted discussions with the SEC Staff to ascertain whether the proceedings could be settled on a mutually acceptable basis. For purposes of settling this matter and without admitting or denying the SEC allegations, the Company has agreed to the entry of an administrative cease-and-desist order with respect to the financial reporting provisions of Sections 13(a) and 13(b)(2)(A) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. The order states that losses or reserves recognized or taken on certain real estate assets in the second quarter of 1990 should have been recognized or taken during the preceding three quarters. The order does not concern any matters occurring later than the second quarter of 1990 and does not require any restatement of prior period financial statements by TCF. In August 1995, TCF was advised by the SEC Staff that the order was approved. TCF is of the view that the resolution of the matter on this basis does not have a material effect on TCF's overall financial condition, operations or profitability.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     See Index to Exhibits on page 35 of this report.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TCF FINANCIAL CORPORATION


                                                /s/  Lynn A. Nagorske
                                         --------------------------------------
                                           Lynn A. Nagorske, President, Chief
                                             Operating Officer and Treasurer
                                              (Principal Financial Officer)


                                                   /s/  Mark R. Lund
                                         --------------------------------------
                                          Mark R. Lund, Senior Vice President,
                                           Assistant Treasurer and Controller
                                             (Principal Accounting Officer)

Dated:  August 11, 1995

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                                 FOR FORM 10-Q

Exhibit                                                           Sequentially
Number                         Description                        Numbered Page
-------                        -----------                        -------------
 4(a)               Copies of instruments with respect                N/A
                    to long-term debt will be furnished
                    to the Securities and Exchange Commission upon request.

11                  Computation of Earnings Per Common                 36
                    Share

27                  Financial Data Schedule                            37