Form 10-Q
period 1995-09-30
TCF FINANCIAL CORP
filed 1995-11-14
CIK 814184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                         For the quarterly period ended
                               September 30, 1995

                                       or

                [ ]  Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                                __________________

                                 Commission File
                                    No. 0-16431
                                __________________


                             TCF FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                   41-1591444
--------------------------------            -------------------------------
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

                Yes    X                       No
                   --------                      ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
           Class                                  October 31, 1995
-----------------------------                     --------------------
 Common Stock, $.01 par value                      17,784,276 shares

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                            Pages
                                                                          -----

           Item 1.  Financial Statements


                 Consolidated Statements of Financial Condition
                   at September 30, 1995 and December 31, 1994 . . . .        3


                 Consolidated Statements of Operations for the
                   Three and Nine Months Ended September 30, 1995
                   and 1994 . . . . . . . . . . . . . . . . . . . . . .       4


                 Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 1995 and 1994. . .         5


                 Consolidated Statements of Stockholders' Equity for
                   the Year Ended December 31, 1994 and for the
                   Nine Months Ended September 30, 1995. . . . . . . .        6


                 Notes to Consolidated Financial Statements. . . . . .        7


              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three
                       and Nine Months Ended September 30, 1995
                       and 1994. . . . . . . . . . . . . . . . . . . .    10-30


                 Supplementary Information . . . . . . . . . . . . . .    31-32


Part II.  Other Information


              Items 1-6. . . . . . . . . . . . . . . . . . . . . . . .       33


Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35



Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .       36

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                 (Dollars in Thousands, Except Per-share Data)
                                  (Unaudited)

                                                                                           At             At
                                                                                      September 30,  December 31,
                                                                                          1995           1994
                                                                                      -------------  -------------
                                                     ASSETS
Cash and due from banks                                                                $   218,485    $   224,266
Interest-bearing deposits with banks                                                        10,621        193,751
Federal funds sold                                                                             -            6,900
U.S. Government and other marketable securities held to maturity (fair value of
 $3,631 and $3,526)                                                                          3,631          3,528
Federal Home Loan Bank stock, at cost                                                       59,399         78,925
Securities available for sale (amortized cost of $34,342 and $140,074)                      32,117        138,430
Loans held for sale                                                                        242,166        201,511
Mortgage-backed securities held to maturity (fair value of $1,208,518 and
 $1,512,606)                                                                             1,199,231      1,601,200
Loans:
  Residential real estate                                                                2,699,019      2,662,707
  Commercial real estate                                                                   958,827        997,632
  Commercial business                                                                      193,533        190,975
  Consumer                                                                               1,540,084      1,299,458
  Unearned discounts and deferred fees                                                     (67,551)       (32,391)
                                                                                      -------------  -------------
    Total loans                                                                          5,323,912      5,118,381
    Allowance for loan losses                                                              (63,754)       (56,343)
                                                                                      -------------  -------------
      Net loans                                                                          5,260,158      5,062,038
Premises and equipment                                                                     119,658        136,158
Real estate:
  Total real estate                                                                         28,951         23,922
  Allowance for real estate losses                                                          (1,470)        (2,576)
                                                                                      -------------  -------------
    Net real estate                                                                         27,481         21,346
Accrued interest receivable                                                                 48,967         46,465
Due from brokers                                                                               -           27,379
Goodwill                                                                                    11,783         13,355
Deposit base intangibles                                                                    13,129         14,662
Mortgage servicing rights                                                                   15,718         12,247
Other assets                                                                                69,418         63,427
                                                                                      -------------  -------------
                                                                                       $ 7,331,962    $ 7,845,588
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Checking                                                                             $ 1,110,222    $ 1,031,039
  Passbook and statement                                                                   866,696        940,459
  Money market                                                                             614,268        646,732
  Certificates                                                                           2,590,579      2,781,488
                                                                                      -------------  -------------
    Total deposits                                                                       5,181,765      5,399,718
                                                                                      -------------  -------------
Securities sold under repurchase agreements                                                651,814        429,469
Federal Home Loan Bank advances                                                            809,770      1,354,663
Subordinated debt                                                                           48,020         50,676
Collateralized obligations                                                                  41,567         42,035
Other borrowings                                                                             2,522          8,152
                                                                                      -------------  -------------
    Total borrowings                                                                     1,553,693      1,884,995
Accrued interest payable                                                                    15,185         20,043
Accrued expenses and other liabilities                                                      90,777         65,363
                                                                                      -------------  -------------
    Total liabilities                                                                    6,841,420      7,370,119
                                                                                      -------------  -------------
Stockholders' equity:
  Preferred stock, par value $.01 per share, 30,000,000 shares authorized; 2,710,000
   shares issued and outstanding in 1994                                                       -               27
  Common stock, par value $.01 per share, 70,000,000 shares authorized; 17,776,688
   and 17,086,173 shares issued                                                                178            171
  Additional paid-in capital                                                               241,132        251,345
  Unamortized deferred compensation                                                        (13,071)        (6,986)
  Retained earnings, subject to certain restrictions                                       263,900        244,779
  Loan to Executive Deferred Compensation Plan                                                (148)          (195)
  Employee Stock Ownership Plan debt                                                           -           (1,500)
  Unrealized loss on securities available for sale, net                                     (1,449)        (1,160)
  Treasury stock, at cost, 322,880 shares in 1994                                              -          (11,012)
                                                                                      -------------  -------------
    Total stockholders' equity                                                             490,542        475,469
                                                                                      -------------  -------------
                                                                                       $ 7,331,962    $ 7,845,588
                                                                                      -------------  -------------
                                                                                      -------------  -------------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                     (In Thousands, Except Per-share Data)
                                  (Unaudited)

                                                                         Three Months Ended    Nine Months Ended
                                                                           September 30,         September 30,
                                                                        --------------------  --------------------
                                                                          1995       1994       1995       1994
                                                                        ---------  ---------  ---------  ---------
Interest income:
  Interest on loans                                                     $ 125,066  $ 102,827  $ 362,324  $ 293,354
  Interest on loans held for sale                                           5,252      4,212     13,825     13,442
  Interest on mortgage-backed securities held to maturity                  21,789     29,322     70,216     80,448
  Interest on investments                                                   1,334      2,695      4,606      8,526
  Interest on securities available for sale                                   595      2,252      3,497     11,120
                                                                        ---------  ---------  ---------  ---------
    Total interest income                                                 154,036    141,308    454,468    406,890
                                                                        ---------  ---------  ---------  ---------
Interest expense:
  Interest on deposits                                                     48,060     45,002    145,446    137,256
  Interest on borrowings                                                   24,489     23,406     72,595     64,096
                                                                        ---------  ---------  ---------  ---------
    Total interest expense                                                 72,549     68,408    218,041    201,352
                                                                        ---------  ---------  ---------  ---------
      Net interest income                                                  81,487     72,900    236,427    205,538
Provision for credit losses                                                 2,951      3,262     12,563      7,246
                                                                        ---------  ---------  ---------  ---------
    Net interest income after provision for credit losses                  78,536     69,638    223,864    198,292
                                                                        ---------  ---------  ---------  ---------
Non-interest income:
  Fee and service charge revenues                                          22,680     21,376     65,975     62,385
  Data processing revenue                                                   2,875      2,279      7,939      6,647
  Commissions on sales of annuities                                         1,846      3,209      6,774      8,762
  Title insurance revenues                                                  3,417      2,484      8,557      7,752
  Gain on sale of loans held for sale, net                                  1,646        783      2,018      1,742
  Loss on sale of mortgage-backed securities, net                             -          -      (21,037)       -
  Gain (loss) on sale of securities available for sale, net                   -          (52)      (190)     2,670
  Gain on sale of loan servicing, net                                           3        518      1,532      1,772
  Gain on sale of branches, net                                               -          -        1,103        -
  Other                                                                     1,700      1,262      4,482      4,266
                                                                        ---------  ---------  ---------  ---------
    Total non-interest income                                              34,167     31,859     77,153     95,996
                                                                        ---------  ---------  ---------  ---------
Non-interest expense:
  Compensation and employee benefits                                       34,662     32,469    104,548     95,087
  Occupancy and equipment, net                                             12,544     11,812     37,556     35,651
  Advertising and promotions                                                3,916      3,680     12,643     10,898
  Federal deposit insurance premiums and assessments                        3,449      3,661     10,372     11,426
  Amortization of goodwill and other intangibles                              791        823      2,372      2,468
  Provision for real estate losses                                            195        682        736      3,309
  Cancellation cost on early termination of interest-rate exchange
   agreements                                                                 -          -        4,423        -
  Merger-related expenses                                                     -          -       21,733        -
  Other                                                                    16,983     16,019     46,951     46,849
                                                                        ---------  ---------  ---------  ---------
    Total non-interest expense                                             72,540     69,146    241,334    205,688
                                                                        ---------  ---------  ---------  ---------
      Income before income tax expense and extraordinary item              40,163     32,351     59,683     88,600
Income tax expense                                                         15,750     12,917     23,515     35,172
                                                                        ---------  ---------  ---------  ---------
      Income before extraordinary item                                     24,413     19,434     36,168     53,428
Extraordinary item:
  Penalties on early repayment of FHLB advances, net of tax benefit of
   $578                                                                       -          -         (963)       -
                                                                        ---------  ---------  ---------  ---------
      Net income                                                           24,413     19,434     35,205     53,428
Dividends on preferred stock                                                  -          678        678      2,033
                                                                        ---------  ---------  ---------  ---------
    Net income available to common shareholders                         $  24,413  $  18,756  $  34,527  $  51,395
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Per common share:
  Income before extraordinary item                                      $    1.36  $    1.09  $    1.99  $    2.98
  Extraordinary item                                                          -          -         (.05)       -
                                                                        ---------  ---------  ---------  ---------
  Net income                                                            $    1.36  $    1.09  $    1.94  $    2.98
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Dividends declared                                                    $   .3125  $     .25  $    .875  $     .75
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                              NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30, 1995
                                                                                                           ------------------------
                                                                                                              1995         1994
                                                                                                           -----------  -----------
Cash flows from operating activities:
  Net income                                                                                               $    35,205  $    53,428
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                               13,484       13,380
    Amortization of goodwill and other intangibles                                                               2,372        2,468
    Amortization of fees, discounts and premiums                                                                (1,543)      (1,091)
    Proceeds from sales of loans held for sale                                                                 438,381      951,677
    Principal collected on loans held for sale                                                                   9,778        7,541
    Originations and purchases of loans held for sale                                                         (488,660)    (734,442)
    Net decrease in other assets and liabilities, and accrued interest                                           5,903          614
    Provisions for credit and real estate losses                                                                13,299       10,555
    (Gain) loss on sale of securities available for sale, net                                                      190       (2,670)
    Gain on sale of loan servicing, net                                                                         (1,532)      (1,772)
    Gain on sale of branches, net                                                                               (1,103)     --
    Penalties on early repayment of FHLB advances                                                                1,541      --
    Loss on sale of mortgage-backed securities, net                                                             21,037      --
    Cancellation cost on early termination of interest-rate exchange agreements                                  4,423      --
    Write-off of equipment                                                                                      13,435      --
    Other, net                                                                                                  (1,646)       2,551
                                                                                                           -----------  -----------
        Total adjustments                                                                                       29,359      248,811
                                                                                                           -----------  -----------
            Net cash provided by operating activities                                                           64,564      302,239
                                                                                                           -----------  -----------
Cash flows from investing activities:
  Proceeds from sales of mortgage-backed securities                                                            211,117      --
  Principal collected on mortgage-backed securities                                                            130,311      334,116
  Purchases of mortgage-backed securities                                                                      --          (544,447)
  Principal collected on loans                                                                                 973,800      936,332
  Loan originations                                                                                         (1,203,579)  (1,273,864)
  Net (increase) decrease in interest-bearing deposits with banks                                              183,130      (23,518)
  Net increase in securities purchased under resale agreements                                                 --           (14,400)
  Proceeds from sales of securities available for sale                                                          90,218      203,436
  Proceeds from maturities of securities available for sale                                                    127,114      599,501
  Purchases of securities available for sale                                                                   (45,805)    (561,786)
  Proceeds from maturities of U.S. Government and other marketable securities                                  --               667
  Proceeds from redemption of FHLB stock                                                                        24,049       10,000
  Purchases of term federal funds sold                                                                         --           (76,000)
  Proceeds from maturities of term federal funds sold                                                          --            86,000
  Net (increase) decrease in short-term federal funds sold                                                       6,900     (153,500)
  Sales of deposits, net of cash paid                                                                          (57,007)     --
  Proceeds from sales of real estate                                                                            11,616       20,503
  Payments for acquisition and improvement of real estate                                                       (2,585)      (1,161)
  Proceeds from sales of loan servicing                                                                          1,736        2,063
  Purchases of premises and equipment                                                                          (14,477)     (12,812)
  Other, net                                                                                                     3,368        7,966
                                                                                                           -----------  -----------
    Net cash provided (used) by investing activities                                                           439,906     (460,904)
                                                                                                           -----------  -----------
Cash flows from financing activities:
  Net decrease in deposits                                                                                    (158,724)    (288,162)
  Proceeds from securities sold under repurchase agreements and federal funds purchased                      7,758,962    3,312,379
  Payments on securities sold under repurchase agreements and federal funds purchased                       (7,535,617)  (2,899,297)
  Proceeds from FHLB advances                                                                                1,390,623    1,214,058
  Payments on FHLB advances                                                                                 (1,937,057)  (1,166,873)
  Payments for termination of interest-rate exchange agreements                                                 (4,581)     --
  Payments on collateralized obligations and other borrowings                                                   (5,464)      (2,473)
  Proceeds on exercise of stock warrants and stock options                                                      16,796        2,159
  Payments for redemption of preferred stock                                                                   (27,100)     --
  Repurchases of common stock                                                                                  --           (14,456)
  Other, net                                                                                                    (8,089)      (5,629)
                                                                                                           -----------  -----------
    Net cash provided (used) by financing activities                                                          (510,251)     151,706
                                                                                                           -----------  -----------
Net decrease in cash and due from banks                                                                         (5,781)      (6,959)
Cash and due from banks at beginning of period                                                                 224,266      198,324
                                                                                                           -----------  -----------
Cash and due from banks at end of period                                                                   $   218,485  $   191,365
                                                                                                           -----------  -----------
                                                                                                           -----------  -----------
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest on deposits and borrowings                                                                    $   220,963  $   204,668
                                                                                                           -----------  -----------
                                                                                                           -----------  -----------
    Income taxes                                                                                           $     7,825  $    38,466
                                                                                                           -----------  -----------
                                                                                                           -----------  -----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                            NUMBER                                             UNAMOR-
                                                              OF                                                TIZED
                                                            COMMON       PRE-                   ADDITIONAL    DEFERRED
                                                            SHARES      FERRED       COMMON       PAID-IN      COMPEN-    RETAINED
                                                            ISSUED       STOCK        STOCK       CAPITAL      SATION     EARNINGS
                                                          ----------  -----------  -----------  -----------  -----------  --------
Balance, December 31, 1993, as originally reported        12,361,569     $  --     $     124    $ 150,602    $  (1,272)   $146,502
Adjustments for pooling-of-interests                       4,286,983        27            43       87,958       --          48,329
                                                          ----------       ---     -----------  -----------  -----------  --------
Balance, December 31, 1993, as restated                   16,648,552        27            167      238,560       (1,272)   194,831
  Cumulative effect of change in accounting for
   securities available for sale at January 1,
   1994, net of tax                                             --          --           --           --           --         --
  Net income                                                    --          --           --           --           --       70,183
  Dividends on preferred stock                                  --          --           --           --           --       (2,710)
  Dividends on common stock                                  174,411        --              2        5,266         --      (17,525)
  Purchase of 535,000 shares to be held in treasury             --          --           --           --           --         --
  Issuance of 189,200 shares of restricted stock, of
   which 183,200 shares were from treasury                     6,000        --           --          2,007       (7,541)      --
  Grant of 28,500 shares of restricted stock to
   outside directors from treasury                              --          --           --            117       (1,065)      --
  Issuance of 420 shares to employee benefit plans
   from treasury                                                --          --           --              4         --         --
  Issuance of shares to Dividend Reinvestment Plan             4,030        --           --            122         --         --
  Issuance of shares under Officers' Stock Performance
   Investment Plan                                            23,045        --           --            705         --         --
  Cancellation of shares of restricted stock                  (1,500)       --           --            (56)          40       --
  Amortization of deferred compensation                         --          --           --           --          2,852       --
  Exercise of stock options                                  109,111        --              1        2,132         --         --
  Exercise of stock warrants                                 122,524        --              1        2,488         --         --
  Payments on Loan to Executive Deferred Compensation
   Plan                                                         --          --           --           --           --         --
  Payments on Employee Stock Ownership Plan debt                --          --           --           --           --         --
  Change in unrealized gain (loss) on securities
   available for sale, net                                      --          --           --           --           --         --
                                                          ----------       ---     -----------  -----------  -----------  ---------
Balance, December 31, 1994                                17,086,173        27            171      251,345       (6,986)   244,779
  Net income                                                    --          --           --           --           --       35,205
  Dividends on preferred stock                                  --          --           --           --           --         (678)
  Dividends on common stock                                     --          --           --           --           --      (15,406)
  Purchase of 16,200 shares to be held in treasury              --          --           --           --           --         --
  Issuance of shares to Dividend Reinvestment Plan               300        --           --             11         --         --
  Issuance of 186,880 shares from treasury to effect
   merger with Great Lakes                                  (186,880)       --             (2)      (6,372)        --         --
  Issuance of 152,200 shares of restricted stock
   from treasury                                                --          --           --          3,830       (9,292)      --
  Grant of restricted stock to outside directors                --          --           --           --         (1,062)      --
  Redemption of preferred stock                                 --         (27)          --        (27,073)        --         --
  Repurchase and cancellation of shares                       (1,338)       --           --            (52)        --         --
  Amortization of deferred compensation                         --          --           --           --          4,269       --
  Exercise of stock options                                  168,166        --              2        4,069         --         --
  Exercise of stock warrants                                 632,358        --              6       12,719         --         --
  Issuance of common stock on conversion of
   convertible debentures                                     77,909        --              1        2,655         --         --
  Payments on Loan to Executive Deferred Compensation
   Plan                                                         --          --           --           --           --         --
  Payments on Employee Stock Ownership Plan debt                --          --           --           --           --         --
  Change in unrealized loss on securities available for
   sale, net                                                    --          --           --           --           --         --
                                                          ----------       ---     -----------  -----------  -----------  --------
Balance, September 30, 1995                               17,776,688     $  --      $     178    $ 241,132    $ (13,071)  $263,900
                                                          ----------       ---     -----------  -----------  -----------  --------
                                                          ----------       ---     -----------  -----------  -----------  --------

                                                             LOAN TO     UNREALIZED
                                                            EXECUTIVE       GAIN
                                                            DEFERRED     (LOSS) ON
                                                             COMPEN-     SECURITIES
                                                             SATION      AVAILABLE
                                                            PLAN AND     FOR SALE,       TREASURY
                                                            ESOP DEBT       NET           STOCK          TOTAL
                                                           -----------  ------------  --------------  -----------
Balance, December 31, 1993, as originally reported          $    (348)  $    --       $     --          $295,608
Adjustments for pooling-of-interests                           (3,900)       --             --           132,457
                                                           -----------  ------------  --------------  -----------
Balance, December 31, 1993, as restated                        (4,248)       --             --           428,065
  Cumulative effect of change in accounting for
   securities available for sale at January 1,
   1994, net of tax                                              --         3,276           --             3,276
  Net income                                                     --          --             --            70,183
  Dividends on preferred stock                                   --          --             --            (2,710)
  Dividends on common stock                                      --          --             --           (12,257)
  Purchase of 535,000 shares to be held in treasury              --          --          (17,524)        (17,524)
  Issuance of 189,200 shares of restricted stock, of
   which 183,200 shares were from treasury                       --          --            5,550              16
  Grant of 28,500 shares of restricted stock to
   outside directors from treasury                               --          --             948              --
  Issuance of 420 shares to employee benefit plans
   from treasury                                                 --          --              14               18
  Issuance of shares to Dividend Reinvestment Plan               --          --             --               122
  Issuance of shares under Officers' Stock Performance
   Investment Plan                                               --          --             --               705
  Cancellation of shares of restricted stock                     --          --             --               (16)
  Amortization of deferred compensation                          --          --             --             2,852
  Exercise of stock options                                      --          --             --             2,133
  Exercise of stock warrants                                     --          --             --             2,489
  Payments on Loan to Executive Deferred Compensation
   Plan                                                           153        --             --               153
  Payments on Employee Stock Ownership Plan debt                2,400        --             --             2,400
  Change in unrealized gain (loss) on securities
   available for sale, net                                       --        (4,436)          --            (4,436)
                                                           -----------  ------------  --------------  -----------
Balance, December 31, 1994                                     (1,695)     (1,160)       (11,012)        475,469
  Net income                                                     --            --           --            35,205
  Dividends on preferred stock                                   --            --           --              (678)
  Dividends on common stock                                      --            --           --           (15,406)
  Purchase of 16,200 shares to be held in treasury               --            --           (824)           (824)
  Issuance of shares to Dividend Reinvestment Plan               --            --           --                11
  Issuance of 186,880 shares from treasury to effect
   merger with Great Lakes                                       --            --          6,374             --
  Issuance of 152,200 shares of restricted stock
   from treasury                                                 --            --          5,462             --
  Grant of restricted stock to outside directors                 --            --           --            (1,062)
  Redemption of preferred stock                                  --            --           --           (27,100)
  Repurchase and cancellation of shares                          --            --           --               (52)
  Amortization of deferred compensation                          --            --           --             4,269
  Exercise of stock options                                      --            --           --             4,071
  Exercise of stock warrants                                     --            --           --            12,725
  Issuance of common stock on conversion of
   convertible debentures                                        --            --           --             2,656
  Payments on Loan to Executive Deferred Compensation
   Plan                                                            47          --           --                47
  Payments on Employee Stock Ownership Plan debt                1,500          --           --             1,500
  Change in unrealized loss on securities available for
   sale, net                                                     --          (289)          --              (289)
                                                           -----------  ------------  --------------  -----------
Balance, September 30, 1995                                 $    (148)  $  (1,449)    $     --          $490,542
                                                           -----------  ------------  --------------  -----------
                                                           -----------  ------------  --------------  -----------

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.
     The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation ("TCF"), which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1994 and for the year then ended. TCF is a holding company engaged primarily in retail community banking through its wholly owned savings bank subsidiaries, TCF Bank Minnesota fsb ("TCF Minnesota") and Great Lakes Bancorp, A Federal Savings Bank ("Great Lakes").

     Certain reclassifications have been made to prior period balances to conform to current period presentation. For consolidated statements of cash flows purposes, cash and cash equivalents include cash and due from banks.

(2)  CHANGE IN METHOD OF ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

     In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." Under the provisions of SFAS No. 122, entities are required to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. An entity that either purchases or originates mortgage loans and subsequently sells or securitizes the mortgage loans and retains the mortgage servicing rights is required to allocate the total cost of the mortgage loans to the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. TCF adopted SFAS No. 122 on a prospective basis effective April 1, 1995 and capitalized $1.7 million and $2.8 million of originated mortgage servicing rights, net of amortization, in the third quarter and first nine months of 1995, respectively. In accordance with SFAS No. 122, prior period financial statements have not been restated to reflect the change in accounting method.

(3)  CHANGE IN METHOD OF ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

     Effective January 1, 1995, TCF adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of the collateral of an impaired collateral-dependent loan or an observable market price, if one exists, may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment is to be recognized through the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and to clarify disclosure requirements. The adoption of SFAS No. 114 and SFAS No. 118 did not impact TCF's results of operations for the first nine months of 1995 or any prior period. In accordance with SFAS No. 114 and SFAS No. 118, prior period financial statements have not been restated to reflect the change in accounting method.

(4)  EARNINGS PER COMMON SHARE

     The weighted average number of common and common equivalent shares outstanding used to compute earnings per common share were 17,946,914 and 17,253,617 for the three months ended September 30, 1995 and 1994, respectively, and 17,792,001 and 17,244,488 for the nine months ended September 30, 1995 and 1994, respectively.

(5)  BUSINESS COMBINATION

     On February 8, 1995, TCF completed its acquisition of Great Lakes, a Michigan-based savings bank with $2.8 billion in assets, $1.6 billion in deposits, 39 offices in Michigan and five offices in western Ohio. In connection with the acquisition, TCF issued approximately 4.9 million shares of its common stock for all of the outstanding common shares of Great Lakes. In addition, each outstanding share of Great Lakes preferred stock was exchanged for one share of TCF preferred stock with substantially identical terms. TCF also assumed the obligation to issue common stock upon the exercise or conversion of the outstanding warrants to purchase Great Lakes common stock, the outstanding employee and director options to purchase Great Lakes common stock, and the outstanding 7 1/4% convertible subordinated debentures due 2011 of Great Lakes. In connection with the acquisition, a pretax merger-related charge of $54 million was incurred during the 1995 first quarter. The merger-related charges are described in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 30.

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

     The results of operations previously reported by TCF and Great Lakes on a separate basis and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows (in thousands):

                                       Three Months            Nine Months
                                    Ended September 30,    Ended September 30,
                                            1994                   1994
                                    -------------------    -------------------
Interest income:
   TCF                                    $ 91,481               $263,347
   Great Lakes                              49,827                143,543
                                          --------               --------
      Combined                            $141,308               $406,890
                                          --------               --------
                                          --------               --------
Net interest income:
   TCF                                    $ 54,534               $149,812
   Great Lakes                              18,366                 55,726
                                          --------               --------
      Combined                            $ 72,900               $205,538
                                          --------               --------
                                          --------               --------
Net income:
   TCF                                    $ 15,459               $ 41,610
   Great Lakes                               3,975                 11,818
                                          --------               --------
      Combined                            $ 19,434               $ 53,428
                                          --------               --------
                                          --------               --------
Earnings per common share:
   TCF                                    $   1.25               $   3.35
                                          --------               --------
                                          --------               --------
   Great Lakes                            $    .49               $   1.46
                                          --------               --------
                                          --------               --------
      Combined                            $   1.09               $   2.98
                                          --------               --------
                                          --------               --------

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

           Item 2. - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

TCF Financial Corporation ("TCF" or the "Company") reported record net income of $24.4 million for the third quarter of 1995, compared with $19.4 million for the same period in 1994. Net income available to common shareholders for the third quarter of 1995 was $24.4 million, or $1.36 per common share, compared with $18.8 million, or $1.09 per common share, for the third quarter of 1994.

For the first nine months of 1995, TCF reported net income of $35.2 million, compared with $53.4 million for the same 1994 period. Net income available to common shareholders for the first nine months of 1995 was $34.5 million, or $1.94 per common share, compared with $51.4 million, or $2.98 per common share, for the same 1994 period.

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
                                                            -------
                                                            -------

------------------------
(1) Reflected in the Consolidated Statements of Operations as an extraordinary item, net of tax benefit of $578.


On an after-tax basis, these merger-related charges totaled $32.8 million, or $1.85 per common share for the first nine months of 1995.

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

Income for the first nine months of 1995, excluding the $32.8 million in after-tax merger-related charges, totaled $68 million, or $3.79 per common share, a 27.4% increase from $53.4 million, or $2.98 per common share, for the same period in 1994. On the same basis, return on average common equity was 19.52% and return on average assets was 1.22% for the first nine months of 1995 compared with 16.44% and .95%, respectively, for the same 1994 period.

NET INTEREST INCOME

Net interest income for the third quarter of 1995 was a record $81.5 million, up 11.8% from $72.9 million recorded in the third quarter of 1994. The net interest margin for the third quarter of 1995 was 4.71%, up from 4.11% for the same period in 1994. Net interest income for the first nine months of 1995 totaled $236.4 million, up 15% from $205.5 million for the same 1994 period.
The net interest margin for the first nine months of 1995 was 4.53%, up from 3.89% for the same period in 1994. TCF's net interest income and net interest margin increased primarily due to increased yields and growth of consumer loans, the favorable impact of the first-quarter merger-related activities at Great Lakes, lower average levels of non-performing assets, and increased capital.

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

The following rate/volume analysis details the increases (decreases) in interest income and expense resulting from interest rate and volume changes during the third quarter and first nine months of 1995 as compared to the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                      Three Months Ended           Nine Months Ended
                                      September 30, 1995           September 30, 1995
                                   Versus Same Period in 1994    Versus Same Period in 1994
                                   --------------------------    --------------------------
                                   Increase (Decrease) Due to    Increase (Decrease) Due to
                                   --------------------------    --------------------------
                                   Volume     Rate     Total     Volume     Rate      Total
                                   ------     ----     -----     ------     ----      -----
                                                       (In thousands)
Securities available for sale      $(1,664)  $     7  $(1,657)  $(10,108)  $ 2,485  $ (7,623)
                                   -------   -------  -------   --------   -------  --------
Loans held for sale                    701       339    1,040     (1,960)    2,343       383
                                   -------   -------  -------   --------   -------  --------
Mortgage-backed securities
   held to maturity                 (8,312)      779   (7,533)   (12,720)    2,488   (10,232)
                                   -------   -------  -------   --------   -------  --------
Loans:
   Residential real estate           3,992     2,564    6,556     16,842     5,977    22,819
   Commercial real estate             (478)    1,144      666     (1,778)    3,469     1,691
   Commercial business                 331       343      674        526     1,937     2,463
   Consumer                          8,005     6,338   14,343     21,460    20,537    41,997
                                   -------   -------  -------   --------   -------  --------
       Total loans                  11,850    10,389   22,239     37,050    31,920    68,970
                                   -------   -------  -------   --------   -------  --------
Investments:
   Interest-bearing deposits
       with banks                     (349)       88     (261)      (778)      314      (464)
   Federal funds sold                 (996)      201     (795)    (4,227)    1,271    (2,956)
   U.S. Government and other
       marketable securities
       held to maturity                  1        10       11         (5)      (70)      (75)
   FHLB stock                         (448)      132     (316)      (965)      540      (425)
                                   -------   -------  -------   --------   -------  --------
       Total investments            (1,792)      431   (1,361)    (5,975)    2,055    (3,920)
                                   -------   -------  -------   --------   -------  --------
          Total interest income        783    11,945   12,728      6,287    41,291    47,578
                                   -------   -------  -------   --------   -------  --------

Deposits:
   Checking                           (161)     (380)    (541)      (419)     (541)     (960)
   Passbook and statement             (668)      415     (253)    (1,877)    1,720      (157)
   Money market                       (550)      847      297     (1,070)    4,156     3,086
   Certificates                     (1,415)    4,970    3,555     (4,464)   10,685     6,221
                                   -------   -------  -------   --------   -------  --------
       Total deposits               (2,794)    5,852    3,058     (7,830)   16,020     8,190
                                   -------   -------  -------   --------   -------  --------

Borrowings:
   Securities sold under
       repurchase agreements         1,959       932    2,891      5,942     2,446     8,388
   FHLB advances                    (1,418)     (333)  (1,751)    (2,102)    1,723      (379)
   Subordinated debt                   (58)     (192)    (250)       (72)     (211)     (283)
   Collateralized obligations          (12)       88       76        (47)      477       430
   Other borrowings                     68        49      117        161       182       343
                                   -------   -------  -------   --------   -------  --------
       Total borrowings                539       544    1,083      3,882     4,617     8,499
                                   -------   -------  -------   --------   -------  --------
          Total interest expense    (2,255)    6,396    4,141     (3,948)   20,637    16,689
                                   -------   -------  -------   --------   -------  --------
   Net interest income             $ 3,038   $ 5,549  $ 8,587   $ 10,235   $20,654   $30,889
                                   -------   -------  -------   --------   -------  --------
                                   -------   -------  -------   --------   -------  --------


PROVISIONS FOR CREDIT AND REAL ESTATE LOSSES

TCF provided $3 million for credit losses in the third quarter of 1995, compared with $3.3 million for the same prior-year period. In the first nine months of 1995, TCF provided $12.6 million for credit losses, compared with $7.2 million for the first nine months of 1994. Net charge-offs were $1.7 million and $5.2 million for the third quarter and first nine months of 1995, respectively, compared with $2.8 million and $6.8 million for the same 1994 periods. The provision for real estate losses for the third quarter of 1995 was $195,000, compared with $682,000 for the same prior-year period. In the first nine months of 1995, TCF provided $736,000 for real estate losses, compared with $3.3 million for the first nine months of 1994. The provision for credit losses in the first nine months of 1995 includes $5 million in merger-related provisions, which were established to conform Great Lakes' accounting and credit loss reserve practices and methods to those of TCF and to allow for the accelerated disposition of Great Lakes' remaining problem assets.

TCF's investments in commercial real estate loans and commercial business loans have decreased significantly in recent years. TCF is seeking to expand its commercial real estate and commercial business lending activity to borrowers located in its primary markets of Minnesota, Illinois, Wisconsin, Michigan and other Midwestern states in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. These loans generally have larger individual balances and a substantially greater inherent risk of loss. The risk of loss on such loans is difficult to quantify and is subject to fluctuations in real estate values. At September 30, 1995, the allowances for loan and real estate losses and industrial revenue bond reserves totaled $67.9 million, compared with $61.7 million at year-end 1994. See "Financial Condition - Allowances for Loan and Real Estate Losses and Industrial Revenue Bond Reserves" for additional information.

NON-INTEREST INCOME
-------------------

Non-interest income increased $2.3 million, or 7.2%, to $34.2 million for the third quarter of 1995, compared with $31.9 million for the same period in 1994. This increase is primarily due to increases in fee and service charge revenues, title insurance revenues and data processing revenue, partially offset by a decrease in commissions on sales of annuities. For the nine months ended September 30, 1995, non-interest income, excluding the gain on sale of branches and the losses from merger-related asset sales at Great Lakes, totaled $97.4 million, up slightly from the 1994 comparative total of $96 million. The following table presents the components of non-interest income:


                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      ------------------    -----------------
(Dollars in thousands)                     1995    1994       1995      1994
                                           ----    ----       ----      ----
Fees and service charge revenues         $22,680   $21,376   $ 65,975   $62,385
Data processing revenue                    2,875     2,279      7,939     6,647
Commissions on sales of annuities          1,846     3,209      6,774     8,762
Title insurance revenues                   3,417     2,484      8,557     7,752
Gain on sale of loans held for
        sale, net                          1,646       783      2,018     1,742
Gain (loss) on sale of securities
        available for sale, net              -         (52)       120     2,670
Gain on sale of loan servicing, net            3       518      1,532     1,772
Other                                      1,700     1,262      4,482     4,266
                                         -------   -------   --------   -------
                                          34,167    31,859     97,397    95,996

Gain on sale of branches, net                -         -        1,103       -
Merger-related charges:
        Loss on sale of securities
          available for sale, net            -         -         (310)      -
        Loss on sale of mortgage-backed
          securities, net                    -         -      (21,037)      -
                                         -------   -------   --------   -------
                                         $34,167   $31,859   $ 77,153   $95,996
                                         -------   -------   --------   -------
                                         -------   -------   --------   -------


Data processing revenue totaled $2.9 million and $7.9 million for the third quarter and first nine months of 1995, respectively, representing increases of 26.2% and 19.4% from $2.3 million and $6.6 million for the same 1994 periods. These increases reflect TCF's efforts to provide and expand electronic banking transaction services through its automated teller machine ("ATM") network. TCF expanded its network of ATM's to 741 at September 30, 1995 by installing 45 ATM's during the third quarter of 1995, and the Company anticipates installing additional ATM's during the remainder of 1995.

Commissions on sales of annuities totaled $1.8 million and $6.8 million during the third quarter and first nine months of 1995, respectively, compared with $3.2 million and $8.8 million for the same periods in 1994. Sales of annuities may fluctuate from period to period, and future sales levels will depend upon continued favorable tax treatment, the level of interest rates, general economic conditions and investor preferences.

Title insurance revenues totaled $3.4 million and $8.6 million during the third quarter and first nine months of 1995, respectively, compared with $2.5 million and $7.8 million for the same 1994 periods. Title insurance revenues are cyclical in nature and are largely dependent on market interest rates and the level of residential loan originations and refinancings.

Gains on sales of loans held for sale totaled $1.6 million during the third quarter of 1995, compared with $783,000 during the same period in 1994. For the nine months ended September 30, 1995, TCF recognized gains on sales of loans held for sale of $2 million, compared with $1.7 million during the same 1994 period. TCF adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," on a prospective basis effective April 1, 1995. As a result, approximately $1.7 million and $2.8 million of originated mortgage servicing rights, net of amortization, were capitalized in the third quarter and first nine months of 1995, respectively. See Note 2 of Notes to Consolidated Financial Statements for additional information. There were no gains or losses on sales of securities available for sale in the third quarter of 1995, compared with a loss of $52,000 during the same period in 1994. For the nine months ended September 30, 1995, gains on sales of securities available for sale, excluding merger-related sales, totaled $120,000, compared with $2.7 million for the same 1994 period. Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

During the second quarter of 1995, TCF Bank Minnesota fsb ("TCF Minnesota") recognized a $1.1 million net gain on the sale of three branches located outside its primary metropolitan retail markets.

The results for the third quarter and first nine months of 1995 include pretax gains of $3,000 and $1.5 million on the sale of $1.2 million and $145.1 million, respectively, of third-party loan servicing rights. TCF's results for the third quarter and first nine months of 1994 included pretax gains of $518,000 and $1.8 million on the sale of $40.8 million and $122.3 million, respectively, of third-party loan servicing rights. TCF periodically sells loan servicing rights depending on market conditions. TCF's residential loan servicing portfolio totaled $7.2 billion at September 30, 1995, down slightly from year-end 1994.

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

NON-INTEREST EXPENSE
--------------------

Non-interest expense (excluding the provision for real estate losses and merger-related charges) totaled $72.3 million for the third quarter of 1995, up 5.7% from $68.5 million for the same 1994 period. For the first nine months of 1995, non-interest expense, excluding the items noted above, totaled $214.4 million, up 6% from $202.4 million for the same 1994 period. The increased expenses in 1995 were primarily due to costs associated with expanded consumer lending and consumer finance operations, and other retail banking activities. The following table presents the components of non-interest expense:



                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    ------------------    -----------------
(Dollars in thousands)                1995      1994       1995      1994
                                      ----      ----       ----      ----
Compensation and employee benefits   $34,662   $32,469   $104,548   $ 95,087
Occupancy and equipment, net          12,544    11,812     37,556     35,651
Advertising and promotions             3,916     3,680     12,643     10,898
Federal deposit insurance premiums
  and assessments                      3,449     3,661     10,372     11,426
Amortization of goodwill and
  other intangibles                      791       823      2,372      2,468
Other                                 16,983    16,019     46,951     46,849
                                     -------   -------   --------   --------
                                      72,345    68,464    214,442    202,379
Provision for real estate losses         195       682        736      3,309
Merger-related charges:
  Merger-related expenses                -         -       21,733        -
  Cancellation cost on early
    termination of interest-rate
    exchange agreements                  -         -        4,423        -
                                     -------   -------   --------   --------
                                     $72,540   $69,146   $241,334   $205,688
                                     -------   -------   --------   --------
                                     -------   -------   --------   --------


Compensation and employee benefits expense totaled $34.7 million and $104.5 million for the 1995 third quarter and first nine months, respectively, compared with $32.5 million and $95.1 million for the same periods in 1994. The increases in 1995 were primarily due to the expansion of consumer lending, consumer finance operations and other retail banking activities. As the restructuring of Great Lakes' operations was not completed until the third quarter of 1995, TCF did not experience the full benefit of the expense reduction in the first nine months of 1995.

Advertising and promotion expenses totaled $3.9 million and $12.6 million for the third quarter and first nine months of 1995, respectively, compared with $3.7 million and $10.9 million for the same 1994 periods. The increases in 1995 reflect the increase in direct mail and other marketing expenses relating to the promotion of TCF's consumer lending and deposit products.

Federal deposit insurance premiums and assessments totaled $3.4 million and $10.4 million for the 1995 third quarter and first nine months, respectively, compared with $3.7 million and $11.4 million for the same periods in 1994. The decreases in 1995 were primarily due to lower deposit levels and a decrease in the deposit insurance premium rates of TCF Minnesota's wholly owned savings bank subsidiaries, TCF Bank Wisconsin fsb ("TCF Wisconsin") and TCF Bank Illinois fsb ("TCF Illinois"), subsequent to their acquisition by TCF. Pending federal legislation to recapitalize the Savings Association Insurance Fund ("SAIF") would entail charging savings institutions approximately $6 billion in the form of a special assessment. The special assessment, recently estimated to range from .78% to .90% of total insured deposits, or approximately $41.6 million to $48 million pretax for TCF, would be tax deductible for federal and state income tax purposes and would be in addition to TCF's annual deposit insurance premium. Deposit insurance premium rates would likely decline following such a charge.

Included in merger-related expenses for the first quarter of 1995 are $13.9 million of equipment charges which reflect costs associated with the integration of Great Lakes' data processing system into TCF's and the write-off of certain redundant data processing equipment and software. In the first quarter of 1995, $13.4 million of redundant equipment was written off. In addition, an accrual of $500,000 was established for data processing contract cancellation costs, $422,000 of which was paid in the first nine months of 1995. The data processing integration was completed in July 1995.

Merger-related expenses for the first quarter of 1995 include $4.7 million of employment contract, severance and employee benefit costs reflecting the consolidation of certain functions such as data processing, investments and certain other back office operations. A reduction of approximately 200 employees in the combined work force occurred in the first nine months of 1995 as a result of the consolidation of these functions. The severance benefit arrangement was communicated to all employees affected by the consolidation of certain functions, and generally provided for a minimum of one month of severance up to a maximum of seven months depending upon years of service and job classification. In addition, staying bonuses with higher levels of employee benefits were offered to certain individuals in addition to the severance benefits. Approximately $3 million of severance and employee benefit costs were paid in the first nine months of 1995.

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

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 applies to all entities and to long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and to long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 does not apply to financial instruments, long-term customer relationships of a financial institution (for example, deposit base intangibles and credit cardholder intangibles), mortgage and other servicing rights, deferred policy acquisition costs, or deferred tax assets. Under the provisions of SFAS No. 121, an entity shall review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 applies to financial statements issued for fiscal years beginning after December 15, 1995, with earlier application encouraged. Management has not yet determined what effect, if any, this pronouncement will have on TCF's financial condition or results of operations.

INCOME TAXES
------------

TCF recorded income tax expense of $15.8 million and $23.5 million for the third quarter and first nine months of 1995, or 39.2% and 39.4% of pretax income before extraordinary items, respectively, compared with $12.9 million and $35.2 million, or 39.9% and 39.7%, respectively, for the comparable 1994 periods.

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

As a result of the Great Lakes acquisition, TCF's exposure to rising and falling interest rates has increased slightly. TCF's strategy is to reduce this interest-rate risk over time by continuing to emphasize growth in core deposits and higher yielding home equity and other consumer loans, and by extending the maturities on borrowings. Consistent with this strategy, TCF has extended the maturities on $85 million of borrowings and converted $68 million of variable-rate FHLB advances to long-term fixed rate FHLB advances since the acquisition of Great Lakes. In addition, the Company sold $45.6 million of long-term fixed-rate securities available for sale and paid down short-term borrowings. TCF's one-year adjusted interest rate gap at September 30, 1995 reflects these transactions and was a negative $289.5 million, or (4)% of total assets, compared with a negative $511.6 million, or (7)% of total assets, at December 31, 1994.

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. The amounts in the maturity/rate sensitivity table below represent management's estimates and assumptions. Also, the amounts could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, and competition. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships.

The following table summarizes TCF's one-year adjusted interest rate gap at September 30, 1995:

                                                Maturity/Rate Sensitivity
                                                -------------------------
(Dollars in thousands)
                                                     Within One Year
                                                     ---------------
Interest-earning assets:
     Loans held for sale                               $  242,166
     Securities available for sale                         17,598
     Mortgage-backed securities held to maturity (1)      300,986
     Real estate loans (1)                              1,470,522
     Other loans (1)                                    1,496,706
     Investments (2)                                       73,651
                                                       ----------
                                                        3,601,629
                                                       ----------
Interest-bearing liabilities:
     Deposits (3)                                       2,739,848
     FHLB advances                                        538,739
     Borrowings                                           617,578
                                                       ----------
                                                        3,896,165
                                                       ----------
Interest-bearing liabilities over interest-earning
     assets (primary gap)                                (294,536)

Impact of interest-rate exchange agreement                  5,000
                                                       ----------

One-year adjusted gap                                  $ (289,536)
                                                       ----------
                                                       ----------

One-year adjusted gap as a percentage of total assets:
      At September 30, 1995                                   (4)%
                                                       ----------
                                                       ----------
      At December 31, 1994                                    (7)%
                                                       ----------
                                                       ----------

(1)  Based upon a) contractual maturity, b) repricing date, if applicable,
     c) scheduled repayments of principal and d) projected prepayments of principal based upon experience.
(2) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity and FHLB stock.
(3) Includes noninterest-bearing deposits. Money market accounts, 17% of checking accounts and 23% of passbook and statement accounts are included in amounts repricing within one year. All remaining checking and passbook and statement accounts are assumed to mature in periods subsequent to one year. While management believes these assumptions are well based, no assurance can be given that amounts on deposit in checking and passbook and statement accounts will not significantly decrease or be repriced in the event interest rates rise.

                              FINANCIAL CONDITION

INVESTMENTS

Total investments decreased $209.5 million from year-end 1994 to $73.7 million at September 30, 1995, reflecting decreases of $183.1 million in interest-bearing deposits with banks, $19.5 million in FHLB stock and $6.9 million in federal funds sold. The proceeds from these maturities were generally used to repay borrowings. See "Borrowings."

During October 1995, the FASB announced that it plans to allow entities a one-time opportunity to reclassify their debt securities between the held to maturity, available for sale and trading categories prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," without calling into question the entities' intent to hold to maturity their remaining portfolio of held to maturity debt securities. TCF plans to review its options concerning the possible reclassification of certain of its debt securities after review of the guidance to be published by the FASB.

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Securities available for sale decreased $106.3 million from year-end 1994 to $32.1 million at September 30, 1995. The decrease was partially due to maturities and the previously described Great Lakes' sale of $17.3 million of securities available for sale in the first quarter of 1995. The decrease was also partially due to the sale of $45.6 million of securities available for sale in the second quarter of 1995. The following table summarizes securities available for sale as of September 30, 1995 and December 31, 1994:

                                     September 30, 1995           December 31, 1994
                                    ---------------------       ---------------------
                                    Amortized        Fair       Amortized        Fair
(In thousands)                         Cost         Value          Cost         Value
                                    ---------       -----       ---------       -----
U.S. Government and other
  marketable securities:
    U.S. Government and agency
      obligations                    $ 1,003     $ 1,012         $ 54,462    $ 54,298
    Corporate bonds                       --          --           15,202      14,918
    Commercial paper                      --          --           14,955      14,843
    Marketable equity securities           3          47                3          30
                                     -------     -------         --------    --------
                                       1,006       1,059           84,622      84,089
                                     -------     -------         --------    --------
Mortgage-backed securities:
  Mortgage-backed securities          13,612      11,873           45,841      44,697
  Collateralized mortgage
    obligations                       19,724      19,185            9,611       9,644
                                     -------     -------         --------    --------
                                      33,336      31,058           55,452      54,341
                                     -------     -------         --------    --------
                                     $34,342     $32,117         $140,074    $138,430
                                     -------     -------         --------    --------
                                     -------     -------         --------    --------

LOANS HELD FOR SALE

Residential real estate and education loans held for sale are carried at the lower of cost or market. Loans held for sale increased $40.7 million from year-end 1994, totaling $242.2 million at September 30, 1995. Residential real estate loans held for sale increased $38 million to $83.7 million at September 30, 1995, as production levels exceeded loan sales activity.

The following table summarizes loans held for sale as of September 30, 1995 and December 31, 1994:

                                            September 30,    December 31,
(In thousands)                                  1995             1994
                                            -------------    ------------
Residential real estate                        $ 83,744         $ 45,744
Education                                       158,134          155,524
                                            -------------    ------------
                                                241,878          201,268
Less:
        Deferred loan costs, net                   (551)            (489)
        Unearned discounts, net                     263              246
                                            -------------    ------------
                                               $242,166         $201,511
                                            -------------    ------------
                                            -------------    ------------

MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Mortgage-backed securities held to maturity are carried at amortized cost and totaled $1.2 billion at September 30, 1995, a decrease of $402 million from December 31, 1994. This decrease is primarily due to the previously described Great Lakes' sale of $232.2 million of collateralized mortgage obligations, and repayment and prepayment activity. In addition to selling certain collateralized mortgage obligations, Great Lakes also transferred $38.4 million of private issuer mortgage-backed securities and collateralized mortgage obligations from its held to maturity portfolio to its securities available for sale portfolio in the first quarter of 1995. The transfers are consistent with the strategy to reduce Great Lakes' interest-rate and credit-loss risk to levels consistent with those of TCF. At September 30, 1995 and December 31, 1994, TCF's mortgage-backed securities held to maturity portfolio had gross unrealized gains of $16.6 million and $3.6 million, respectively, and gross unrealized losses of $7.3 million and $92.2 million, respectively.

The following table summarizes mortgage-backed securities held to maturity as of September 30, 1995 and December 31, 1994:

                                            September 30,    December 31,
(In thousands)                                  1995             1994
                                            -------------    ------------
Mortgage-backed securities:
  Agency                                     $1,178,854       $1,303,606
  Private issuer                                 15,955           31,261
                                            -------------    ------------
                                              1,194,809        1,334,867
                                            -------------    ------------
Collateralized mortgage obligations:
  Agency                                             --           84,347
  Private issuer                                     --          177,409
                                            -------------    ------------
                                                     --          261,756
                                            -------------    ------------
Net premiums                                      4,422            4,577
                                            -------------    ------------
                                             $1,199,231       $1,601,200
                                            -------------    ------------
                                            -------------    ------------

LOANS

Total loans increased $205.5 million from year-end 1994 to $5.3 billion at September 30, 1995. Residential real estate loans increased $36.3 million during the first nine months of 1995 to $2.7 billion. This increase reflects the origination and retention of $321.5 million of residential loans, partially offset by loan repayments. Commercial real estate loans decreased $38.8 million from year-end 1994. At September 30, 1995, approximately 91% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. The average individual balance of commercial real estate loans was $567,000 at September 30, 1995.

TCF continues to expand its consumer lending and consumer finance operations. During the first nine months of 1995, the Company opened 23 new consumer finance offices, most of which were in areas outside its traditional market locations. As of September 30, 1995, TCF had 69 such offices in 16 states.
As a result of this expansion, TCF's consumer finance loan portfolio totaled $336.2 million at September 30, 1995, compared with $201 million at December 31, 1994. TCF anticipates opening five additional consumer finance offices during the next six months. The Company intends to concentrate on increasing the outstanding loan balances of these existing offices and improving the profitability of its consumer finance subsidiaries before opening any additional consumer finance offices. Consumer loans outstanding increased $240.6 million during the first nine months of 1995, reflecting a $99.8 million increase in home equity loans and a $135.6 million increase in automobile, marine and recreational vehicle loans. The growth in home equity loans and automobile, marine and recreational vehicle loans reflects the expanded consumer lending and consumer finance operations. At September 30, 1995, TCF's consumer finance loan portfolio included $150.5 million of home equity loans, $171 million of automobile, marine and recreational vehicle loans and $14.7 million of other consumer finance loans. Included in the consumer finance subsidiaries outstanding automobile, marine and recreational vehicle loans are $111.8 million of sub-prime sales finance loans which carry a higher risk of credit loss.

The following table summarizes loans as of September 30, 1995 and December 31, 1994:

                                                      September 30,    December 31,
(In thousands)                                            1995             1994
                                                      -------------    ------------
Residential real estate                                 $2,699,019       $2,662,707
                                                      -------------    ------------
Commercial real estate:
          Apartments                                       418,525         432,114
          Other permanent                                  487,641         526,773
          Construction and development                      52,661          38,745
                                                      -------------    ------------
                                                           958,827         997,632
                                                      -------------    ------------
            Total real estate                            3,657,846       3,660,339
                                                      -------------    ------------
Commercial business                                        193,533         190,975
                                                      -------------    ------------
Consumer:
          Home equity                                    1,094,236         994,472
          Automobile, marine and recreational vehicle      286,192         150,565
          Credit card                                       42,631          34,698
          Loans secured by deposits                         10,118           9,685
          Other secured                                     17,659          15,935
          Unsecured                                         89,248          94,103
                                                      -------------    ------------
                                                         1,540,084       1,299,458
                                                      -------------    ------------
                                                         5,391,463       5,150,772
Less:
          Unearned discounts on loans purchased              3,519           4,103
          Deferred loan fees, net                            9,170          11,456
          Unearned discounts and finance charges, net       54,862          16,832
                                                      -------------    ------------
                                                        $5,323,912      $5,118,381
                                                      -------------    ------------
                                                      -------------    ------------

At September 30, 1995, the recorded investment in loans that are considered to be impaired under the criteria established by SFAS No. 114 and SFAS No. 118 was $28.8 million. All of these loans were on non-accrual status. Included in this amount are $28.7 million of impaired loans for which the related allowance for credit losses is $5.8 million and $23,000 of impaired loans that, as a result of write-downs, do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the three and nine months ended September 30, 1995 was $28.5 million and $27.6 million, respectively. For the three and nine months ended September 30, 1995, TCF recognized interest income on impaired loans of $157,000 and $244,000, respectively, all of which was recognized using the cash basis method of income recognition.

Included in performing loans at September 30, 1995 are commercial real estate and commercial business loans aggregating $1.6 million with terms that have been modified in troubled debt restructurings, compared with $4.3 million at December 31, 1994.

The results of hotel and motel operations have suffered in recent years. Included in commercial real estate loans at September 30, 1995 are $80.6 million of loans secured by hotel or motel properties. Seven loans comprise $41.8 million, or 51.8%, of the total hotel and motel portfolio. Of the total hotel and motel portfolio balance, six loans totaling $17.7 million are included in loans subject to management concern and four loans totaling $1.1 million are included in non-accrual loans. TCF continues to closely monitor the performance of these loans and properties.

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and real estate acquired through foreclosure) totaled $68.5 million at September 30, 1995, up $10.9 million from the December 31, 1994 total of $57.6 million. At September 30, 1995, 11 loans or properties comprised $26.7 million, or 39%, of total non-performing assets. These loans or properties had been written down by $6.7 million as of September 30, 1995. Properties acquired are being actively marketed. Approximately 80% of the non-performing assets at September 30, 1995 consisted of, or were secured by, real estate. Non-performing assets are summarized in the following table:

                                                     September 30,     December 31,
(Dollars in thousands)                                   1995              1994
                                                     ------------      ------------
Loans (1):
         Residential real estate                        $ 5,893            $ 7,211
         Commercial real estate                          19,729             18,452
         Commercial business                              9,077              5,972
         Consumer                                         3,989              2,127
                                                     ------------      ------------
                                                         38,688             33,762
Real estate and other assets (2)                         29,825             23,849
                                                     ------------      ------------
         Total non-performing assets                    $68,513            $57,611
                                                     ------------      ------------
                                                     ------------      ------------
Non-performing assets as a percentage
         of net loans                                      1.30%              1.14%
Non-performing assets as a percentage
         of total assets                                    .93                .73

(1) Included in total loans in the Consolidated Statements of Financial
    Condition.
(2) Includes commercial real estate of $14.4 million and $15 million at September 30, 1995 and December 31, 1994, respectively.

TCF had accruing loans 90 days or more past due totaling $2.2 million at September 30, 1995, compared with $2.4 million at December 31, 1994. These loans are in the process of collection and management believes they are adequately secured. The over 30-day delinquency rate on TCF's loans and loans held for sale (excluding non-accrual loans) was .76% of gross loans outstanding at September 30, 1995, compared with .43% at year-end 1994. The increase in the over 30-day delinquency rate is primarily due to an increase in consumer loan delinquencies. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan portfolio, excluding non-accrual loans:

                                      September 30, 1995        December 31, 1994
                                    ----------------------    ---------------------
                                                 Percentage               Percentage
                                    Principal     of Gross    Principal    of Gross
(Dollars in thousands)             Balances (1)   Loans (1)  Balances (1)  Loans (1)
                                   ------------  ----------  ------------ ----------
Consumer:
        Savings bank lending          $12,846       .98%       $ 5,317         .43%
        Consumer finance lending       11,248      2.92          4,492        2.09
                                      -------                  -------
                                       24,094      1.42          9,809         .68
Residential real estate                16,297       .59          8,764         .32
Commercial real estate                    661       .07          3,460         .35
Commercial business                     1,268       .69          1,077         .58
                                      -------                  -------
                                      $42,320       .76        $23,110         .43
                                      -------                  -------
                                      -------                  -------


------------------
(1) Includes loans held for sale.

TCF's over 30-day delinquency rate on gross consumer loans was 1.42% at September 30, 1995, up from .68% at year-end 1994. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially consumer finance loans. Management expects the over 30-day consumer loan delinquency rate to increase as the consumer finance loan portfolio seasons. Consumer finance lending is generally considered to involve a higher level of credit risk. The underwriting criteria for loans originated by TCF's consumer finance offices are generally less stringent than those historically adhered to by TCF's savings bank subsidiaries and, as a result, these loans have a higher level of credit risk and higher interest rates. TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality that are consistent with its goals for expanding its portfolio of these higher-yielding loans.

In addition to the non-accrual, restructured and accruing loans 90 days or more past due, there were commercial real estate and commercial business loans with an aggregate principal balance of $57.3 million outstanding at September 30, 1995 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $74.2 million of such loans at December 31, 1994. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES AND INDUSTRIAL REVENUE BOND RESERVES

A summary of the activity of the allowances for loan and real estate losses and the industrial revenue bond reserves and selected statistics follows (dollars in thousands):

                                                        Three Months Ended                           Nine Months Ended
                                                        September 30, 1995                           September 30, 1995
                                               ------------------------------------     -------------------------------------
                                                               Industrial                                Industrial
                                                                 Revenue                                   Revenue
                                               Allowance for      Bond                   Allowance for      Bond
                                                Loan Losses      Reserves     Total       Loan Losses      Reserves     Total
                                               -------------   ----------     -----      -------------   ----------     -----
Allowance for Loan Losses and
  Industrial Revenue Bond Reserves:

Balance at beginning of period                     $62,596        $2,609     $65,205        $ 56,343        $2,759     $ 59,102
    Provision for credit losses                      3,157          (206)      2,951          12,919          (356)      12,563
    Charge-offs                                     (3,419)          --       (3,419)        (10,306)          --       (10,306)
    Recoveries                                       1,420           278       1,698           4,798           278        5,076
                                                   -------        ------     -------        --------        ------     --------
        Net recoveries (charge-offs)                (1,999)          278      (1,721)         (5,508)          278       (5,230)
                                                   -------        ------     -------        --------        ------     --------
Balance at end of period                           $63,754        $2,681     $66,435        $ 63,754        $2,681     $ 66,435
                                                   -------        ------     -------        --------        ------     --------
                                                   -------        ------     -------        --------        ------     --------
Allowance for loan losses as a
  percentage of total gross loans                     1.18%                                     1.18%

                                                        Three Months Ended                           Nine Months Ended
                                                        September 30, 1994                           September 30, 1994
                                               ------------------------------------     -------------------------------------
                                                               Industrial                                Industrial
                                                                 Revenue                                   Revenue
                                               Allowance for      Bond                   Allowance for      Bond
                                                Loan Losses      Reserves     Total       Loan Losses      Reserves     Total
                                               -------------   ----------     -----      -------------   ----------     -----
Allowance for Loan Losses and
  Industrial Revenue Bond Reserves:

Balance at beginning of period                    $54,336         $2,759     $57,095        $ 54,444        $2,689     $ 57,133
    Provision for credit losses                     3,262           --         3,262           7,246           --         7,246
    Charge-offs                                    (3,981)          --        (3,981)        (11,800)          --       (11,800)
    Recoveries                                      1,220           --         1,220           4,947            70        5,017
                                                  -------        -------     -------        --------        ------     --------
        Net recoveries (charge-offs)               (2,761)          --        (2,761)         (6,853)           70       (6,783)
                                                  -------        -------     -------        --------        ------     --------
Balance at end of period                          $54,837         $2,759     $57,596        $ 54,837        $2,759     $ 57,596
                                                  -------        -------     -------        --------        ------     --------
                                                  -------        -------     -------        --------        ------     --------
Allowance for loan losses as a
  percentage of total gross loans                    1.10%                                      1.10%

                                                  Three Months Ended                   Nine Months Ended
                                                     September 30,                       September 30,
                                                  -------------------                  ------------------
                                                  1995           1994                  1995          1994
                                                  ----           ----                  ----          ----
Allowance for Real Estate Losses:

Balance at beginning of period                    $1,569        $ 3,736               $ 2,576      $ 2,439
    Provision for losses                             195            682                   736        3,309
    Charge-offs                                     (294)        (2,320)               (1,842)      (3,650)
                                                  ------        -------               -------      -------
Balance at end of period                          $1,470        $ 2,098               $ 1,470      $ 2,098
                                                  ------        -------               -------      -------
                                                  ------        -------               -------      -------

The allowance for loan losses is maintained at a level believed to be adequate by management to provide for estimated loan losses. Management's judgment as to the adequacy of the allowance is a result of ongoing review of larger individual loans, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the levels of non-performing assets, net charge-offs, geographic location and prevailing economic conditions. The allowance for loan losses is established for known or anticipated problem loans, as well as for loans which are not currently known to require specific allowances. The adequacy of the allowance for loan losses is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of
future cash flows expected to be received on impaired loans.   Such estimates,
appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The unallocated portion of TCF's allowance for loan losses totaled $19.5 million at September 30, 1995.

Prior to being acquired by TCF in 1993, Republic Capital Group, Inc. had entered into agreements guaranteeing certain industrial development and housing revenue bonds issued by municipalities to finance commercial and multi-family real estate owned by third parties. In the event a third-party borrower defaults on principal or interest payments on the bonds, TCF, as acquiring entity, is required to either fund the amount in default or acquire the then outstanding bonds. TCF may foreclose on the underlying real estate to recover amounts in default. The balance of such financial guarantees at September 30, 1995 was $16.5 million. Management has considered these guarantees in its review of the adequacy of the industrial revenue bond reserves.


LIQUIDITY MANAGEMENT

TCF manages its liquidity position to ensure that the funding needs of depositors and borrowers are met promptly and in a cost-effective manner. Asset liquidity arises from the ability to convert certain assets to cash as well as from the maturity of assets. Liability liquidity results from the ability of TCF to attract a diversity of funding sources to meet funding requirements promptly. TCF's wholly owned savings bank subsidiaries are required by federal regulation to maintain a monthly average minimum asset liquidity ratio of 5%. During the first nine months of 1995, these subsidiaries maintained average monthly liquidity ratios in excess of this requirement.

DEPOSITS

Deposits totaled $5.2 billion at September 30, 1995, down $218 million from the year-end 1994 total. The decrease in deposits reflects a significant runoff of Great Lakes' brokered deposits and the previously described sale of three branches. The following table summarizes TCF's deposits at September 30, 1995 and December 31, 1994:

                                           September 30, 1995                    December 31, 1994
                                  ---------------------------------        ------------------------------
                                  Weighted                                 Weighted
                                   Average                    % of          Average                 % of
                                     Rate          Amount      Total           Rate       Amount     Total
(Dollars in thousands)            ----------      --------    ------        ---------    --------    -----
Checking:
  Non-interest bearing               0.00%      $  593,615     11.5%          0.00%    $  456,867     8.5%
  Interest bearing                   1.08          516,607     10.0           1.41        574,172    10.6
                                                ----------    -----                    ----------   -----
                                      .50        1,110,222     21.5            .78      1,031,039    19.1
Passbook and statement               2.04          866,696     16.7           2.13        940,459    17.4
Money market                         3.20          614,268     11.8           3.26        646,732    12.0
Certificates                         5.59        2,590,579     50.0           5.07      2,781,488    51.5
                                                ----------    -----                    ----------   -----
                                     3.62       $5,181,765    100.0%          3.53     $5,399,718   100.0%
                                                ----------    -----                    ----------   -----
                                                ----------    -----                    ----------   -----

Certificates had the following remaining maturities:

                                      September 30, 1995                                        December 31, 1994
                         -------------------------------------------------    -----------------------------------------------
                                                                 Weighted                                          Weighted
                         Negotiable                               Average     Negotiable                            Average
                            Rate          Other       Total         Rate          Rate       Other       Total        Rate
(Dollars in millions)    ----------      -------     -------     ---------    -----------   -------     -------    ----------
Maturity:
0-3 months                 $123.8        $  524.5   $  648.3        5.36%        $203.2    $  498.0    $  701.2       4.74%
4-6 months                   13.0           516.8      529.8        5.52           25.4       542.4       567.8       4.84
7-12 months                  15.0           565.1      580.1        5.67           46.2       600.7       646.9       4.97
13-24 months                  1.5           474.0      475.5        5.66            4.5       432.5       437.0       5.47
25-36 months                  1.9           182.0      183.9        5.82            1.2       184.3       185.5       5.52
37-48 months                   .3            92.4       92.7        5.76            1.8       124.1       125.9       5.75
49-60 months                 --              33.4       33.4        5.87             .3        64.9        65.2       5.47
Over 60 months               --              46.9       46.9        6.49            --         52.0        52.0       6.36
                           ------        --------   --------                     ------    --------    --------
                           $155.5        $2,435.1   $2,590.6        5.59         $282.6    $2,498.9    $2,781.5       5.07
                           ------        --------   --------                     ------    --------    --------
                           ------        --------   --------                     ------    --------    --------

Included in deposits at September 30, 1995 and December 31, 1994 are $3.8 million and $147.2 million, respectively, of brokered deposits acquired primarily as a result of the Great Lakes acquisition.

BORROWINGS

Borrowings are used primarily to fund the purchase of investments and mortgage-backed securities. These borrowings totaled $1.6 billion as of September 30, 1995, down $331.3 million from year-end 1994. The decrease was primarily due to a $544.9 million decrease in FHLB advances, including the previously mentioned prepayment of $112.3 million of higher-rate FHLB advances as part of the merger-related activities at Great Lakes, partially offset by an increase in securities sold under repurchase agreements of $222.3 million.
As part of its strategy to reduce interest-rate risk, TCF extended the maturities on $85 million of borrowings, converted $68 million of variable-rate FHLB advances to long-term fixed-rate FHLB advances, exercised its right of redemption on $50 million of higher cost fixed-rate FHLB advances, and repaid short-term borrowings. See "Results of Operations -- Asset/Liability Management -- Interest-Rate Risk." The weighted average rate on borrowings decreased to 6.11% at September 30, 1995, from 6.29% at December 31, 1994.

TCF's borrowings consist of the following:

                                                      September 30, 1995              December 31, 1994
                                                 ---------------------------      ---------------------------
                                                                    Weighted                         Weighted
                                  Year of                            Average                          Average
(Dollars in Thousands)            Maturity         Amount              Rate          Amount            Rate
                                  --------       ----------         --------      ----------         --------
Securities sold under
  repurchase agreements             1995         $  576,814            5.87%      $  429,469           5.78%
                                    1997             75,000            6.12              -              -
                                                 ----------                       ----------
                                                    651,814            5.90          429,469           5.78
                                                 ----------                       ----------

Federal Home Loan Bank
   advances                         1995            200,639            6.11          661,405           6.17
                                    1996            328,100            5.79          386,900           6.15
                                    1997             96,014            5.96           76,014           6.54
                                    1998             73,000            5.69           73,000           5.80
                                    1999             78,000            6.50          123,000           6.98
                                    2000              8,074            7.24            8,074           7.34
                                    2001             25,000            7.23           25,000           7.33
                                    2008                333            6.27              345           6.27
                                    2009                610            6.52              925           6.86
                                                 ----------                       ----------
                                                    809,770            6.01        1,354,663           6.27
                                                 ----------                       ----------
Subordinated debt:
   Subordinated capital notes
      of TCF Financial
      Corporation                   2002             34,500           10.00           34,500          10.00

   Senior subordinated
      debentures                    2006              6,248           18.00            6,248          18.00

   Convertible subordinated
     debentures                     2011              7,272            7.25            9,928           7.25
                                                 ----------                       ----------
                                                     48,020           10.62           50,676          10.45
                                                 ----------                       ----------

Collateralized obligations:
   Collateralized notes             1997             37,500            6.25           37,500           6.81
     Less unamortized discount                           67             -                 90            -
                                                 ----------                       ----------
                                                     37,433            6.26           37,410           6.83
                                                 ----------                       ----------

   Collateralized mortgage
     obligations                    2006                -                -               488           6.50
                                    2008              2,854            6.50            3,000           6.50
                                    2010              1,508            5.90            1,443           5.90
                                                 ----------                       ----------
                                                      4,362            6.29            4,931           6.32
   Less unamortized discount                            228             -                306            -
                                                 ----------                       ----------
                                                      4,134            6.64            4,625           6.74
                                                 ----------                       ----------
                                                     41,567            6.30           42,035           6.82
                                                 ----------                       ----------

Other borrowings:
   Federal funds purchased          1995              2,500            6.59            1,500           6.13

   Industrial development
      revenue bonds                 2015                -               -              3,125           4.65

   Bank loan                        1998                -               -              3,500           9.50

   Other                            1998                 22            7.60               27           7.60
                                                 ----------                       ----------
                                                      2,522            6.60            8,152           7.01
                                                 ----------                       ----------
                                                 $1,553,693            6.11       $1,884,995           6.29
                                                 ----------                       ----------
                                                 ----------                       ----------


At September 30, 1995, borrowings with a maturity of one year or less consisted of the following:

                                                                      Weighted
                                                                       Average
           (Dollars in Thousands)                           Amount       Rate
                                                         ----------   --------
           Securities sold under repurchase agreements   $  576,814     5.87%
           Federal Home Loan Bank advances                  498,739     5.97
           Federal funds purchased                            2,500     6.59
                                                         ----------
                                                         $1,078,053     5.92
                                                         ----------
                                                         ----------

On October 26, 1995, TCF announced that it will exercise its right of redemption on its $34.5 million of 10% Subordinated Capital Notes due 2002 on December 1, 1995. The notes will be redeemed at par plus accrued interest to the date of redemption. The funding for this redemption will come from an increased bank line of credit that the Company has obtained.

In October 1995, the FASB issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The proposed statement would provide consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, among other things. The proposed statement would require that a transfer of a financial asset in which the transferor surrenders control over the financial asset shall generally be accounted for as a sale, with appropriate recognition of gain or loss. The proposed statement provides that the transferor has surrendered control if and only if certain conditions are met, including that the transfer is not assuredly temporary. Under the proposed statement's definition, reverse repurchase agreements qualify as assuredly temporary transfers only if they have maturities under three months or have indefinite maturities, are repriced daily at overnight market rates, and can be terminated by either party on short notice. The proposed statement would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and would be applied prospectively. Earlier or retroactive application would not be permitted.
It is too early to predict whether the proposed statement will be adopted in its present form or what effect, if any, the proposed statement will have on TCF's financial condition or results of operations.

STOCKHOLDERS' EQUITY

Stockholders' equity was $490.5 million at September 30, 1995, or 6.7% of total assets, up from $475.5 million, or 6.1% of total assets, at December 31, 1994. The increase in stockholders' equity is primarily due to net income of $35.2 million for the first nine months of 1995, and the receipt of $16.8 million on the exercise of stock options and common stock warrants, partially offset by the payment of $15.4 million in common stock dividends. The common stock warrants, which were assumed in connection with the acquisition of Great Lakes, expired July 1, 1995. On July 3, 1995, TCF redeemed its 2.7 million shares of preferred stock at $10 per share. As previously mentioned, TCF issued the preferred stock in exchange for Great Lakes preferred stock.

On October 16, 1995, TCF's board of directors declared a two-for-one stock split in the form of a 100% common stock dividend payable November 30, 1995 to stockholders of record as of November 10, 1995. The stock split will increase TCF's outstanding common shares from 17.8 million to 35.6 million shares. Effective October 1, 1995, TCF and First National Bank of Boston, as Rights Agent, amended the Rights Agreement adopted effective May 23, 1989 to provide that the purchase price for each one one-hundredth of a preferred share pursuant to the exercise of a Right will be $360 until

November 30, 1995. Following the stock split occurring on November 30, 1995, the purchase price will adjust to $180 per share.

On October 24, 1995, TCF declared a quarterly dividend of 31.25 cents per common share, on a pre-split basis, payable on November 30, 1995 to stockholders of record as of November 10, 1995.

REGULATORY CAPITAL REQUIREMENTS

The following tables set forth the tangible, core and risk-based capital levels and applicable percentages of adjusted assets together with the excess over the minimum capital requirements for TCF's wholly owned savings bank subsidiaries, TCF Minnesota and Great Lakes, at September 30, 1995 and December 31, 1994 (dollars in thousands):

TCF Minnesota:                          September 30, 1995      December 31, 1994
                                      ---------------------   --------   ----------
                                       Amount    Percentage    Amount    Percentage
                                      --------   ----------   --------   ----------
   Tangible capital                   $311,638      6.55%     $292,825      5.81%
   Tangible capital requirement         71,400      1.50        75,634      1.50
                                      --------     -----      --------     -----
      Excess                          $240,238      5.05%     $217,191      4.31%
                                      --------     -----      --------     -----
                                      --------     -----      --------     -----

   Core capital                       $313,111      6.58%     $320,673      6.34%
   Core capital requirement            142,844      3.00       151,704      3.00
                                      --------     -----      --------     -----
      Excess                          $170,267      3.58%     $168,969      3.34%
                                      --------     -----      --------     -----
                                      --------     -----      --------     -----

   Risk-based capital                 $349,365     12.05%     $350,096     12.01%
   Risk-based capital requirement      231,984      8.00       233,292      8.00
                                      --------     -----      --------     -----
      Excess                          $117,381      4.05%     $116,804      4.01%
                                      --------     -----      --------     -----
                                      --------     -----      --------     -----

Great Lakes:                            September 30, 1995      December 31, 1994
                                      ---------------------   --------   ----------
                                       Amount    Percentage    Amount    Percentage
                                      --------   ----------   --------   ----------
   Tangible capital                   $164,322      6.40%     $148,482      5.35%
   Tangible capital requirement         38,513      1.50        41,626      1.50
                                      --------     -----      --------     -----
      Excess                          $125,809      4.90%     $106,856      3.85%
                                      --------     -----      --------     -----
                                      --------     -----      --------     -----

   Core capital                       $175,827      6.82%     $148,482      5.35%
   Core capital requirement             77,370      3.00        83,252      3.00
                                      --------     -----      --------     -----
      Excess                          $ 98,457      3.82%     $ 65,230      2.35%
                                      --------     -----      --------     -----
                                      --------     -----      --------     -----

   Risk-based capital                 $208,889     13.10%     $181,594     11.08%
   Risk-based capital requirement      127,572      8.00       131,140      8.00
                                      --------     -----      --------     -----
      Excess                          $ 81,317      5.10%     $ 50,454      3.08%
                                      --------     -----      --------     -----
                                      --------     -----      --------     -----

At September 30, 1995, TCF Minnesota and its wholly owned savings bank subsidiaries, TCF Illinois and TCF Wisconsin, and Great Lakes exceeded their fully phased-in capital requirements and believe that they would be considered well-capitalized under guidelines established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

                                             TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                                                      Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS,                   AT            AT            AT            AT            AT            AT            AT
 EXCEPT PER-SHARE DATA)               SEPT. 30,     JUNE 30,      MARCH 31,     DEC. 31,      SEPT. 30,     JUNE 30,      MARCH 31,
                                         1995         1995          1995          1994           1994         1994          1994
------------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                         $7,331,962    $7,432,692    $7,369,061    $7,845,588    $7,830,976    $7,725,299   $7,725,961
Investments (1)                          73,651        64,874        91,969       283,104       363,104       408,475      322,367
Securities available for sale            32,117        38,575        89,693       138,430       186,146       142,071      392,972
Mortgage-backed securities
 held to maturity                     1,199,231     1,251,705     1,291,370     1,601,200     1,670,848     1,715,841    1,590,669
Loans                                 5,323,912     5,329,880     5,237,533     5,118,381     4,961,496     4,794,255    4,687,941
Deposits                              5,181,765     5,249,819     5,371,461     5,399,718     5,407,766     5,442,527    5,588,007
Federal Home Loan Bank advances         809,770       805,781       879,184     1,354,663       992,677     1,127,918    1,131,639
Subordinated debt                        48,020        48,876        50,676        50,676        50,676        50,676       50,676
Other borrowings                        695,903       735,204       515,467       479,656       828,012       564,832      417,268
Stockholders' equity                    490,542       495,550       470,501       475,469       460,221       444,972      435,398
------------------------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------------------
                                            SEPT. 30,    JUNE 30,     MARCH 31,     DEC. 31,     SEPT. 30,    JUNE 30,    MARCH 31,
                                               1995        1995         1995          1994          1994        1994        1994
------------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                             $154,036     $151,641     $148,791      $145,592     $141,308     $135,139    $130,443
Interest expense                              72,549       72,349       73,143        71,978       68,408       66,629      66,315
                                            --------     --------     --------      --------     --------     --------    --------
 Net interest income                          81,487       79,292       75,648        73,614       72,900       68,510      64,128
Provision for credit losses                    2,951        2,924        6,688         3,556        3,262        1,344       2,640
                                            --------     --------     --------      --------     --------     --------    --------
 Net interest income after provision
   for credit losses                          78,536       76,368       68,960        70,058       69,638       67,166      61,488
                                            --------     --------     --------      --------     --------     --------    --------
Non-interest income:
 Loss on sale of mortgage-backed
   securities, net                               -            -        (21,037)          -            -            -           -
 Gain on sale of loan servicing, net               3        1,006          523           581          518          693         561
 Gain (loss) on sale of securities available
   for sale, net                                 -             60         (250)       (1,689)         (52)         (36)      2,758
 Gain on sale of branches, net                   -          1,061           42           -            -            -           -
 Other non-interest income                    34,164       31,981       29,600        30,331       31,393       30,505      29,656
                                            --------     --------     --------      --------     --------     --------    --------
     Total non-interest income                34,167       34,108        8,878        29,223       31,859       31,162      32,975
                                            --------     --------     --------      --------     --------     --------    --------
Non-interest expense:
 Provision for real estate losses                195          378          163           713          682        1,828         799
 Amortization of goodwill and other
   intangibles                                   791          791          790           814          823          822         823
 Merger-related expenses                         -            -         21,733           -            -            -           -
 Cancellation cost on early termination of
   interest-rate exchange agreements             -            -          4,423           -            -            -           -
 Other non-interest expense                   71,554       70,465       70,051        69,769       67,641       66,224      66,046
                                            --------     --------     --------      --------     --------     --------    --------
     Total non-interest expense               72,540       71,634       97,160        71,296       69,146       68,874      67,668
                                            --------     --------     --------      --------     --------     --------    --------
 Income (loss) before income tax expense
   (benefit) and extraordinary item           40,163       38,842      (19,322)       27,985       32,351       29,454      26,795
Income tax expense (benefit)                  15,750       15,448       (7,683)       11,230       12,917       11,692      10,563
                                            --------     --------     --------      --------     --------     --------    --------
 Income (loss) before extraordinary item      24,413       23,394      (11,639)       16,755       19,434       17,762      16,232
Extraordinary item:
 Penalties on early repayment of FHLB
   advances, net of tax benefit of $578          -            -           (963)          -            -            -           -
                                            --------     --------     --------      --------     --------     --------    --------
     Net income (loss)                        24,413       23,394      (12,602)       16,755       19,434       17,762      16,232
Dividends on preferred stock                     -            -            678           677          678          677         678
                                            --------     --------     --------      --------     --------     --------    --------
     Net income (loss) available to common
       shareholders                         $ 24,413     $ 23,394     $(13,280)     $ 16,078     $ 18,756     $ 17,085    $ 15,554
                                            --------     --------     --------      --------     --------     --------    --------
                                            --------     --------     --------      --------     --------     --------    --------
Per common share:
     Income (loss) before
       extraordinary item                   $   1.36     $   1.31     $   (.72)     $    .93     $   1.09     $    .99    $    .90
     Extraordinary item                          -            -           (.05)          -            -            -           -
                                            --------     --------     --------      --------     --------     --------    --------
     Net income (loss)                      $   1.36     $   1.31     $   (.77)     $    .93     $   1.09     $    .99    $    .90
                                            --------     --------     --------      --------     --------     --------    --------
                                            --------     --------     --------      --------     --------     --------    --------
     Dividends declared                     $  .3125     $  .3125     $    .25      $    .25     $    .25     $    .25    $    .25
                                            --------     --------     --------      --------     --------     --------    --------
                                            --------     --------     --------      --------     --------     --------    --------
FINANCIAL RATIOS:
Return on average assets (2)                    1.32%        1.27%        (.67)%         .89%        1.03%         .94%        .87%
Return on average common equity (2)            20.44        20.48       (11.86)        14.56        17.58        16.48       15.24
Average total equity to average assets          6.56         6.53         6.33          6.18         5.98         5.83        5.78
Net interest margin (2)(3)                      4.71         4.58         4.31          4.16         4.11         3.88        3.67

_______________________________

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

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Supplementary Information (Continued)

          Consolidated Average Balance Sheets, Interest and Dividends
              Earned or Paid, and Related Interest Yields and Rates

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                -------------------------------------------------------------------------------
                                                 1995                                     1994
                                --------------------------------------   --------------------------------------
                                                             INTEREST                                 INTEREST
                                  AVERAGE                   YIELDS AND     AVERAGE                   YIELDS AND
(Dollars in Thousands)            BALANCE     INTEREST(1)    RATES (2)     BALANCE     INTEREST(1)    RATES (2)
                                -----------   -----------   ----------   -----------   -----------   ----------
Assets:
     Securities available
       for sale                 $   64,746       $  3,497      7.20%     $  263,785    $ 11,120         5.62%
                                ----------       --------                ----------    --------
     Loans held for sale           226,657         13,825      8.13         262,147      13,442         6.84
                                ----------       --------                ----------    --------

     Mortgage-backed
       securities
       held to maturity          1,312,909         70,216      7.13       1,551,618      80,448         6.91
                                ----------       --------                ----------    --------

     Loans:
     Residential real
       estate                    2,700,100        157,999      7.80       2,409,661     135,180         7.48
     Commercial real estate        985,785         65,897      8.91       1,013,619      64,206         8.45
     Commercial business           190,282         13,509      9.47         181,931      11,046         8.10
     Consumer                    1,384,935        124,919     12.03       1,123,616      82,922         9.84
                                ----------       --------                ----------    --------
       Total loans(3)            5,261,102        362,324      9.18       4,728,827     293,354         8.27
                                ----------       --------                ----------    --------

     Investments:
     Interest-bearing
       deposits with banks           8,499            389      6.10          28,452         853         4.00
     Federal funds sold              9,492            424      5.96         119,909       3,380         3.76
     U.S. Government and
       other marketable
       securities
       held to maturity              3,572            151      5.64           3,652         226         8.25
     FHLB stock                     66,559          3,642      7.30          85,075       4,067         6.37
                                ----------       --------                ----------    --------
       Total investments            88,122          4,606      6.97         237,088       8,526         4.79
                                ----------       --------                ----------    --------
         Total interest-
           earning assets        6,953,536        454,468      8.71       7,043,465     406,890         7.70
                                                 --------     -----                    --------        -----
     Other assets(4)               453,721                                  488,761
                                ----------                               ----------
       Total assets             $7,407,257                               $7,532,226
                                ----------                               ----------
                                ----------                               ----------

Liabilities and
     Stockholders' Equity:
       Noninterest-bearing
         deposits               $  494,681                               $  429,869
                                ----------                               ----------
       Interest-bearing
         deposits:
           Checking                535,099          5,161      1.29         575,818       6,121         1.42
           Passbook and
             statement             868,405         14,173      2.18         989,298      14,330         1.93
           Money market            661,044         16,894      3.41         713,015      13,808         2.58
           Certificates          2,671,858        109,218      5.45       2,788,622     102,997         4.92
                                ----------       --------                ----------    --------
             Total interest-
               bearing
               deposits          4,736,406        145,446      4.09       5,066,753     137,256         3.61
                                ----------       --------                ----------    --------

       Borrowings:
         Securities sold
           under repurchase
           agreements              583,902         26,610      6.08         448,861      18,222         5.41
         FHLB advances             880,644         39,189      5.93         929,428      39,568         5.68
         Subordinated debt          49,809          3,987     10.67          50,676       4,270        11.23
         Collateralized
           obligations              41,662          2,186      7.00          42,783       1,756         5.47
         Other borrowings           12,600            623      6.59           8,622         280         4.33
                                ----------       --------                ----------    --------
           Total borrowings      1,568,617         72,595      6.17       1,480,370      64,096         5.77
                                ----------       --------                ----------    --------

             Total interest-
               bearing
               liabilities(5)    6,305,023        218,041      4.61       6,547,123     201,352         4.10
                                                 --------      ----                    --------         ----
       Other liabilities(4)        128,753                                  113,386
                                ----------                               ----------
         Total liabilities       6,928,457                                7,090,378
                                ----------                               ----------
       Stockholders' equity:(4)
         Preferred equity           17,514                                   25,019
         Common equity             461,286                                  416,829
                                ----------                               ----------
                                   478,800                                  441,848
                                ----------                               ----------
         Total liabilities
           and stockholders'
           equity               $7,407,257                               $7,532,226
                                ----------                               ----------
                                ----------                               ----------
Net interest income                              $236,427                              $205,538
                                                 --------                              --------
                                                 --------                              --------
Net interest rate spread                                       4.10%                                    3.60%
                                                               ----                                     ----
                                                               ----                                     ----
Net interest margin                                            4.53%                                    3.89%
                                                               ----                                     ----
                                                               ----                                     ----

(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $372,000 and $290,000 was recognized during the nine months ended September 30, 1995 and 1994, respectively.
(2)  Annualized.
(3) Average balance of loans includes non-accrual loans and is presented net of unearned income.
(4)  Average balance is based upon month-end balances.
(5) Includes $667,000 and $5.9 million of interest expense on interest-rate exchange agreements for the nine months ended September 30, 1995 and 1994, respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time TCF is a party to legal proceedings arising out of its general lending and operating activities. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan collection activities. From time to time, borrowers have also brought actions against TCF, in some cases claiming substantial amounts in damages. TCF is also from time to time involved in litigation relating to its retail banking, consumer credit and mortgage banking operations and related consumer financial services, including class action litigation. Management, after review with its legal counsel, believes that the ultimate disposition of its litigation will not have a material affect on TCF's financial condition.

On November 2, 1993, TCF filed a complaint in the United States Court of Federal Claims seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. TCF's claim is based on the government's breach of contract in connection with TCF's acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which allowed TCF to treat the "supervisory goodwill" created by the acquisition as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. Because TCF's suit was stayed pending final appellate resolution of another case addressing the government's liability for breach of supervisory goodwill contracts (the WINSTAR case, discussed below), the United States has not yet answered TCF's complaint. TCF's complaint involves approximately $80.3 million in supervisory goodwill.

In August 1995, Great Lakes filed with the United States Court of Federal Claims a complaint seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. Great Lakes' claim is based on the government's breach of contract in connection with Great Lakes' acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which allowed Great Lakes to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. The United States has not yet answered Great Lakes' complaint, but has instead moved for a stay of proceedings pending final resolution of the liability determination in the WINSTAR case, discussed below. Great Lakes' complaint involves approximately $87.3 million in supervisory goodwill.

On August 30, 1995, the United States Court of Appeals for the Federal Court (the court of appeals which hears appeals from decisions of the Court of Federal Claims), sitting EN BANC, issued a decision affirming the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, WINSTAR CORP. V. UNITED STATES, 64F.3d 1531 (Fed. Cir. 1995). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Federal Circuit held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. The United States is expected to seek Supreme Court review of the Federal Circuit's decision in WINSTAR.

There can be no assurance that the government will be determined to be liable in connection with the loss of supervisory goodwill by either TCF or Great Lakes or, even if a determination favorable to TCF or Great Lakes is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF's or Great Lakes' claim.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      See Index to Exhibits on page 36 of this report.

(b)   Reports on Form 8-K.

      A Current Report on Form 8-K, dated October 16, 1995, was filed in connection with TCF's declaration of a two-for-one stock split in the form of a 100% common stock dividend payable November 30, 1995 to stockholders of record as of November 10, 1995. A Current Report on Form 8-K, dated October 26, 1995, was filed in connection with TCF's announcement that it will exercise its right of redemption on its $34.5 million of 10% Subordinated Capital Notes due 2002 on December 1, 1995.

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



Dated: November 13, 1995

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q





   EXHIBIT                                                         SEQUENTIALLY
   NUMBER                         DESCRIPTION                      NUMBERED PAGE
   ------                         -----------                      -------------

      4(a)             Amendment effective October 1, 1995               37
                       to Rights Agreement, dated as of
                       May 23, 1989, between TCF Financial
                       Corporation and Manufacturers Hanover
                       Trust Company

      4(b)             Copies of instruments with respect                N/A
                       to long-term debt will be furnished
                       to the Securities and Exchange
                       Commission upon request.

     11                Computation of Earnings Per Common                38
                       Share

     27                Financial Data Schedule                           39