Form 10-K405
period 1995-12-31
TCF FINANCIAL CORP
filed 1996-04-01
CIK 814184

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                 OR
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                                COMMISSION FILE
                                  NO. 0-16431
                            ------------------------

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

        Registrant's telephone number, including area code: 612-661-6500
                            ------------------------

           Securities registered pursuant to Section 12(b) of the Act
                (all registered on the New York Stock Exchange):

                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
                        PREFERRED SHARE PURCHASE RIGHTS
                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:

                   7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
                                    DUE 2011
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 8, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was $1,076,070,517.

    As of March 8, 1996, there were outstanding 35,854,534 shares of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Specific portions of the registrant's annual report to shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I, II and IV hereof.

    Specific portions of the registrant's definitive proxy statement dated March 22, 1996 are incorporated by reference into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I
Item 1.     Business.......................................................................................    1
              General......................................................................................    1
              Lending Activities...........................................................................    3
              Investment Activities........................................................................   11
              Sources of Funds.............................................................................   13
              Other Information............................................................................   15
                Activities of Subsidiaries of TCF Financial................................................   15
                Recent Accounting Developments.............................................................   15
                Competition................................................................................   17
                Employees..................................................................................   17
              Regulation...................................................................................   17
              Taxation.....................................................................................   29
Item 2.     Properties.....................................................................................   30
Item 3.     Legal Proceedings..............................................................................   31
Item 4.     Submission of Matters to a Vote of Security Holders............................................   33

                                                     PART II

Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters.......................   33
Item 6.     Selected Financial Data........................................................................   34
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........   35
Item 8.     Financial Statements and Supplementary Data....................................................   35
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........   36

                                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................   36
Item 11.    Executive Compensation.........................................................................   36
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................   36
Item 13.    Certain Relationships and Related Transactions.................................................   36

                                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................   36
Signatures.................................................................................................   37
Index to Consolidated Financial Statements.................................................................   39
Index to Exhibits..........................................................................................   39

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    TCF Financial Corporation ("TCF Financial", "TCF" or the "Company"), a Delaware corporation based in Minneapolis, Minnesota, with $7.2 billion in assets, is the holding company of four federally chartered savings banks, TCF Bank Minnesota fsb ("TCF Minnesota"), TCF Bank Illinois fsb ("TCF Illinois"), TCF Bank Wisconsin fsb ("TCF Wisconsin") and Great Lakes Bancorp, A Federal Savings Bank ("Great Lakes"). TCF Wisconsin and TCF Illinois are wholly owned subsidiaries of TCF Minnesota, the largest savings bank and third largest depository institution headquartered in Minnesota. On February 8, 1995, TCF completed its acquisition of Great Lakes, a Michigan-based savings bank with $2.8 billion in assets, $1.6 billion in deposits, 39 offices in Michigan and five offices in western Ohio. As a result of the acquisition, Great Lakes was merged into TCF's existing Michigan-based wholly owned savings bank subsidiary, TCF Bank Michigan fsb, ("TCF Michigan"). The resulting savings bank is operated as a direct subsidiary of TCF Financial and retained the Great Lakes name and headquarters in Ann Arbor, Michigan. The resulting savings bank operates 54 offices in Michigan and five offices in western Ohio. Unless otherwise indicated, references herein to TCF include its direct and indirect subsidiaries. TCF Minnesota, TCF Illinois, TCF Wisconsin and Great Lakes are collectively referred to herein as the "TCF Savings Banks." References herein to the "Holding Company" or "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. Where information is incorporated in this report by reference to TCF's 1995 Annual Report, only those portions specifically identified are so incorporated.

    TCF Financial was organized in 1987 as a thrift holding company, and its common stock has been listed on the New York Stock Exchange since 1989. TCF has positioned the TCF Savings Banks as "community banks" focusing on lending, deposit products and other services offered in their local markets and has significantly expanded their consumer lending activities, including home equity lending. TCF's strategic emphasis on retail banking has allowed it to fund its assets primarily with retail core deposits, significantly reduce wholesale borrowings and lower its interest-rate risk. TCF Minnesota is also engaged in consumer finance lending through its consumer finance subsidiaries.

    TCF's marketing strategy emphasizes attracting deposits held in checking, passbook and statement savings, and money market accounts, which also provide
TCF with a significant source of fee income. TCF engages in commercial, residential and consumer lending activities, and in the insurance services business, including the sale of single premium tax-deferred annuities. It also has a broker dealer selling non-proprietary mutual funds. TCF's lending activities emphasize consumer and residential mortgage loans.

    In connection with its acquisition of Great Lakes, TCF issued  approximately
9.7 million shares of its common stock for all of the outstanding common shares of Great Lakes. In addition, each outstanding share of Great Lakes preferred stock was exchanged for one share of TCF preferred stock with substantially identical terms. On July 3, 1995, TCF exercised its right of redemption on its
2.7 million shares of preferred stock at $10 per share. TCF also assumed the obligation to issue common stock upon the exercise or conversion of the outstanding warrants to purchase Great Lakes common stock (which expired on July 1, 1995), the outstanding employee and director options to purchase Great Lakes common stock and the outstanding 7 1/4% Convertible Subordinated Debentures due 2011 of Great Lakes. This acquisition was accounted for as a pooling-of-interests combination and, accordingly, TCF's consolidated financial statements have been restated to include the accounts and results of operations of Great Lakes for all periods presented, except for dividends declared per-share. There were no material intercompany transactions prior to the acquisition. In connection with the acquisition, an after-tax merger-related charge of $32.8 million was incurred during the 1995 first quarter. Additional information concerning the Great Lakes acquisition is set forth in Note 2 of Notes to Consolidated Financial Statements on pages 48 through 50 of TCF's 1995 Annual Report, incorporated herein by reference.

    On April 21, 1993, TCF issued approximately 4.4 million shares of its common stock for all of the outstanding common stock of Republic Capital Group, Inc. ("RCG"), a Milwaukee-based thrift holding company with approximately $1 billion in assets. TCF's consolidated financial statements give effect to the merger, which has been accounted for as a pooling-of-interests combination. Accordingly, TCF's consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of RCG for all periods presented. As a result of the merger, TCF acquired RCG's two wholly owned subsidiaries, Republic Capital Bank, F.S.B. (now TCF Wisconsin), and Peerless Federal Savings Bank (now TCF Illinois). Subsequent to the merger, TCF Minnesota's Illinois Division was merged into TCF Illinois.

    On August 27, 1993, TCF Michigan, a newly formed subsidiary of TCF Minnesota, acquired from the Resolution Trust Corporation ("RTC") $220.8 million of insured deposits and 15 branch offices of First Federal Savings and Loan Association, Pontiac, Michigan. TCF has accounted for this acquisition using the purchase method of accounting.

    TCF operated 68 bank branches in Minnesota at December 31, 1995. It also operated 30 bank branches in Illinois, 28 in Wisconsin, 54 in Michigan and five in Ohio at December 31, 1995. TCF strives to develop innovative banking products and services. At December 31, 1995, TCF operated 37 "in-store" bank branches. These in-store bank branches provide TCF with the opportunity to sell its consumer products and services, including deposits and loans, at a relatively low entry cost and feature extended hours, including Saturdays and Sundays. TCF's "Totally Free"-SM- checking accounts and other deposit products provide it with a significant source of low-cost funds and fee income. TCF has expanded its automated teller machine ("ATM") network to 757 machines processing approximately 2.5 million transactions monthly, and offers its customers a telephone accessible voice communication system that has enabled TCF to respond to approximately 4.4 million inquiries each month.

    In recent years, significant new federal legislation has imposed numerous new legal and regulatory requirements on thrift institutions. Among the most significant of these requirements are new minimum regulatory capital levels and enforcement actions that can be taken by regulators when an institution's regulatory capital is deemed to be inadequate. Each of the TCF Savings Banks currently exceeds all of the current and fully phased-in regulatory capital requirements. As a result of the failure of a number of thrift institutions in recent years and the obligation of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to fund debt obligations of the Financing Corporation ("FICO"), the thrift industry currently pays significantly higher deposit insurance premiums than those paid by banks, and faces the prospect of other charges necessary to meet the obligations of the SAIF. Federal legislation to recapitalize the SAIF proposed in 1995 would entail charging savings institutions a one-time special assessment. It is unclear whether such legislation, which has been tied to budget reconciliation proposals, will be adopted anytime soon, and if it is adopted, the final form of such legislation is unclear. The proposed assessment, if imposed in early 1996, is estimated to range from .80% to .82% of total insured deposits, or approximately $42.7 million to $43.8 million pretax and $26.7 million to $27.4 million after-tax for TCF, would be tax deductible for federal and state income tax purposes and would be in addition to TCF's annual deposit insurance premium. Deposit insurance premium rates would likely decline following such a charge. See "REGULATION."

    In addition to the uncertainties posed by possible legislative change, there are many other uncertainties that may make TCF's historical performance an unreliable indicator of its future performance, and forward-looking information, including projections of future performance, is subject to numerous possible adverse developments, including but not limited to the possibility of adverse economic developments which may increase default and delinquency risks in TCF's loan portfolios, shifts in interest rates which may result in shrinking interest rate margins, deposit outflows, interest rates on competing investments, demand for financial services and loan products, changes in accounting policies or guidelines, monetary and fiscal policies of the Federal government, changes in the quality or composition of TCF's loan and investment portfolios, or other significant uncertainties.

    As federally chartered savings banks, the TCF Savings Banks are subject to regulation and examination by the Office of Thrift Supervision ("OTS"). The TCF Savings Banks' deposits are insured to $100,000 by the FDIC, and as such these institutions are subject to regulations promulgated by the FDIC. The TCF Savings Banks are variously members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago and/or Indianapolis. TCF Financial is a thrift holding company under the Home Owners' Loan Act ("HOLA") and is subject to regulation and examination by the OTS and, in certain cases, by the FDIC. See "REGULATION -- Regulation of TCF Financial and Affiliate and Insider Transactions." The executive offices of TCF Financial are located at 801 Marquette Avenue, Suite 302, Minneapolis, Minnesota 55402. Its telephone number is (612) 661-6500.

    The following description includes detailed information regarding the business of TCF and its subsidiaries.

                               LENDING ACTIVITIES

GENERAL

    TCF's lending activities reflect its community banking philosophy, emphasizing loans to individuals and small to medium-sized businesses in its primary market areas in Minnesota, Illinois, Wisconsin and Michigan. In recent years, TCF has expanded its consumer lending and consumer finance operations and placed relatively less emphasis on new commercial real estate lending.

    TCF is expanding its consumer lending and consumer finance operations. During 1995, the Company opened 24 new consumer finance offices, most of which were in areas outside its traditional market locations. As of December 31, 1995, TCF had 70 such offices in 16 states. TCF is seeking to expand its commercial business and commercial real estate lending activity in its primary markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time.

    The following table sets forth the contractual amortization of TCF's loan portfolios at December 31, 1995, excluding loans held for sale. Commercial business demand loans are reported due within one year. This table does not include the effect of prepayments, which is an important consideration in management's interest-rate risk analysis. Industry experience indicates that loans remain outstanding for significantly shorter periods than their contractual terms.

                                                                AT DECEMBER 31, 1995 (1)
                                  ------------------------------------------------------------------------------------
                                                 REAL ESTATE
                                  -----------------------------------------
                                                                  TOTAL      COMMERCIAL
                                   RESIDENTIAL   COMMERCIAL    REAL ESTATE    BUSINESS      CONSUMER      TOTAL LOANS
                                  -------------  -----------  -------------  -----------  -------------  -------------
                                                                     (IN THOUSANDS)
Amounts due:
  Within 1 year.................  $     126,947   $ 163,311   $     290,258   $  72,254   $     197,257  $     559,769
  After 1 year:
    1 to 2 years................        119,145     141,069         260,214      40,255         167,638        468,107
    2 to 3 years................        158,760     128,705         287,465      19,984         156,401        463,850
    3 to 5 years................        327,845     152,683         480,528      17,344         295,042        792,914
    5 to 10 years...............        598,083     324,908         922,991       3,425         475,943      1,402,359
    10 to 15 years..............        435,995      45,767         481,762         198         298,645        780,605
    Over 15 years...............        851,950      14,320         866,270      14,203           2,513        882,986
                                  -------------  -----------  -------------  -----------  -------------  -------------
  Total after 1 year............      2,491,778     807,452       3,299,230      95,409       1,396,182      4,790,821
                                  -------------  -----------  -------------  -----------  -------------  -------------
      Total.....................  $   2,618,725   $ 970,763   $   3,589,488   $ 167,663   $   1,593,439  $   5,350,590
                                  -------------  -----------  -------------  -----------  -------------  -------------
                                  -------------  -----------  -------------  -----------  -------------  -------------

- ------------------------
(1) Amounts presented are the gross balances before adjustment for net discounts, premiums, deferred fees, and unearned discounts and finance charges.

                                                                AT DECEMBER 31, 1995 (1)
                                  ------------------------------------------------------------------------------------
                                                 REAL ESTATE
                                  -----------------------------------------
                                                                  TOTAL      COMMERCIAL
                                   RESIDENTIAL   COMMERCIAL    REAL ESTATE    BUSINESS      CONSUMER      TOTAL LOANS
                                  -------------  -----------  -------------  -----------  -------------  -------------
                                                                     (IN THOUSANDS)
Amounts due after 1 year on:
  Fixed-rate loans..............  $   1,458,246   $ 176,505   $   1,634,751   $  35,099   $     273,365  $   1,943,215
  Adjustable-rate loans.........      1,033,532     630,947       1,664,479      60,310       1,122,817      2,847,606
                                  -------------  -----------  -------------  -----------  -------------  -------------
      Total after 1 year........  $   2,491,778   $ 807,452   $   3,299,230   $  95,409   $   1,396,182  $   4,790,821
                                  -------------  -----------  -------------  -----------  -------------  -------------
                                  -------------  -----------  -------------  -----------  -------------  -------------

- ------------------------
(1) Amounts  presented  are  the  gross  balances  before  adjustment  for   net
    discounts, premiums, deferred fees, and unearned discounts and finance charges.

RESIDENTIAL REAL ESTATE LENDING

    TCF's residential real estate lending activities (first mortgage loans for the financing of one- to four-family homes) are conducted through certain of the TCF Savings Banks and through TCF Mortgage Corporation ("TCF Mortgage"), a wholly owned subsidiary of TCF Minnesota. Residential mortgage loan originations are predominantly secured by properties in Minnesota, Illinois, Wisconsin and Michigan. TCF engages in both adjustable-rate and fixed-rate residential real estate lending. Adjustable-rate residential real estate loans held in TCF's portfolio totaled $1.1 billion at December 31, 1995, compared with $1 billion at December 31, 1994.

    Loan originations by TCF Mortgage include loans purchased from loan correspondents and also loans purchased from Great Lakes Mortgage, a mortgage origination joint venture between a subsidiary of TCF Mortgage and Burnet Mortgage Corporation, an affiliate of Burnet Realty Inc. Great Lakes Mortgage loan officers originate loans from certain offices of Burnet Realty Inc.

    TCF sells residential real estate loans and loan participations in the secondary market, primarily on a nonrecourse basis. TCF retains servicing rights for the majority of the loans it sells into the secondary market. These sales provide additional funds for loan originations and also generate fee income. TCF may also from time to time purchase or sell servicing rights on residential real estate loan portfolios. At December 31, 1995, TCF serviced for others $4.5 billion in residential real estate loans and loan participations, compared with $4.4 billion at December 31, 1994. During 1995, 1994 and 1993, TCF sold servicing rights on $146.3 million, $169 million and $44 million of loans serviced for others at net gains of $1.5 million, $2.4 million and $137,000, respectively. TCF adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," on a prospective basis effective April 1, 1995. Additional information concerning TCF's adoption of SFAS No. 122 is set forth in Note 1 of Notes to Consolidated Financial Statements on pages 46 through 48 of TCF's 1995 Annual Report, incorporated herein by reference. TCF serviced residential real estate loans for its own account, including loans held for sale, of $2.7 billion at December 31, 1995.

    Adjustable-rate residential real estate loans originated by TCF have various adjustment periods and generally provide for limitations on the amount the rate may adjust on each adjustment date, as well as the total amount of adjustments over the lives of the loans. Accordingly, while this portfolio of loans is rate sensitive, it may not be as rate sensitive as TCF's cost of funds. In addition to such interest-rate risk, TCF faces credit risks resulting from potential increased costs to borrowers as a result of rate adjustments on adjustable-rate loans in its portfolio, which will depend upon the magnitude and frequency of shifts in market interest rates. Some adjustable-rate residential real estate loans originated by TCF in prior periods did not provide for limitations on rate adjustments. Credit risk may also result from declines in the values of underlying real estate collateral. See "-- Classified Assets, Loan Delinquencies and Defaults."

    TCF Mortgage and the TCF Savings Banks generally adhere to Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Veterans Administration ("VA") or Federal Housing Administration ("FHA") guidelines in originating residential real estate loans. TCF generally requires that all conventional real estate loans with loan-to-value ratios in excess of 80% carry private mortgage insurance.

CONSUMER LENDING

    GENERAL

    TCF makes consumer loans for personal, family or household purposes, such as the financing of home improvements, automobiles, vacations and education. Most of TCF's consumer loans are originated in markets in which the TCF Savings Banks or TCF's three consumer finance subsidiaries (TCF Financial Services, Inc., TCF Consumer Financial Services, Inc. and TCF Real Estate Financial Services, Inc., which are collectively referred to herein as the "Consumer Finance Subsidiaries") have their offices. Total consumer loans for the TCF Savings Banks and the Consumer Finance Subsidiaries totaled $1.6 billion at December 31, 1995, with $318 million, or 20% having fixed interest rates and $1.3 billion, or 80% having adjustable interest rates. The following discussion provides additional information on TCF's consumer lending operations.

    SAVINGS BANK CONSUMER DIVISION LENDING

    The TCF Savings Banks make consumer loans for personal, family or household purposes. Such consumer loans are originated in markets in which the TCF Savings Banks have their offices. The consumer lending activities of the TCF Savings Banks include a full range of consumer-oriented products including real estate secured loans, loans secured by personal property and unsecured personal loans. Each of these loan types can be made on an open- or closed-end basis. Closed-end and open-end loans are available on either a variable- or fixed-rate basis. TCF also originates student loans for resale. TCF Minnesota is an issuer of credit cards which it offers to customers of the TCF Savings Banks and others. TCF also engages in the origination of consumer loans through the use of loan brokers. Consumer loans having adjustable interest rates present a credit risk similar to that posed by residential real estate loans as a result of increased costs to borrowers in the event of a rise in rates (see discussion above under "-- Residential Real Estate Lending"). Consumer loans secured by real estate will present additional credit risk in the event of a decline in the value of real estate collateral.

    TCF had $163.2 million of education loans held for sale at December 31, 1995, compared with $155.5 million at December 31, 1994. TCF generally retains the student loans it originates until they are fully disbursed. Under a forward commitment agreement with the Student Loan Marketing Association ("SLMA"), TCF can sell the student loans to SLMA once they are fully disbursed, but must sell the student loans to SLMA before they go into repayment status. These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and may not involve any independent credit underwriting by TCF. During the years ended December 31, 1995, 1994 and 1993, TCF sold $91 million, $80.3 million and $65.3 million of its student loans, respectively. TCF subcontracts for the servicing of student loans in its portfolio. TCF's future student loan origination activity will be dependent on continued support of guaranteed student loan programs by the U.S. Government and TCF's ability to continue to sell such loans to SLMA or other parties. Recent federal legislation has limited the role of private lenders in originating student loans, and this may reduce the volume of TCF's student loan originations in future periods.

    CONSUMER FINANCE LENDING

    TCF engages in consumer finance lending through the Consumer Finance Subsidiaries. As previously mentioned, TCF has significantly expanded its consumer finance operations in recent periods. TCF opened 24 such offices in 1995 and as of December 31, 1995 had 70 consumer finance offices in 16 states. As a result of this expansion, TCF's consumer finance loan portfolio totaled $374.4 million at December 31, 1995, compared with $201 million at December 31, 1994. The Company intends to concentrate on increasing the outstanding loan balances of these existing offices and improving the profitability of the Consumer Finance Subsidiaries in 1996.

    The Consumer Finance Subsidiaries primarily originate home equity and automobile loans and purchase automobile, marine and recreational vehicle contracts. The Consumer Finance Subsidiaries also engage in the origination of loans through loan brokers. Automobile, marine and recreational vehicle contracts and loans comprise $207.8 million, or 55.5% of total consumer finance outstandings at December 31, 1995. Home equity loans comprise $154.8 million, or 41.3% of total consumer finance loans outstanding at December 31, 1995. The average individual balance of automobile, marine and recreational vehicle loans and contracts, and home equity consumer finance loans were $9,000 and $30,000, respectively, at December 31, 1995. The Consumer Finance Subsidiaries are seeking to increase the percentage of home equity consumer finance loans to total consumer finance loans over time.

    Through their purchases of automobile loan contracts, the Consumer Finance Subsidiaries provide indirect financing. The Consumer Finance Subsidiaries serve as an alternative source of financing to customers who might otherwise not be able to obtain financing from more traditional sources of automobile, marine and recreational vehicle financing such as banks, credit unions or finance companies affiliated with major automobile manufactures. The Company believes that traditional sources of automobile, marine and recreational vehicle financing generally provide automobile financing for the most creditworthy, or so-called "prime", borrowers. The Company believes that the financing market for automobiles to prime borrowers is characterized by intense competition, and, in turn, lower profit margins.

    Included in consumer finance loans at December 31, 1995 are $163.6 million of sub-prime automobile, marine and recreational vehicle loans which carry a higher level of credit risk and higher interest rates. The term sub-prime reflects the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate. There can be no assurances that the Company's sub-prime lending criteria are the same as those utilized by other lenders. Loans classified as sub-prime are to borrowers that because of significant past credit problems or limited credit histories are unable to obtain credit from traditional sources. Although competition in the sub-prime lending market has increased, the Company believes that sub-prime borrowers represent a substantial market and their demand for financing has not been served by traditional lending sources. The underwriting criteria for loans originated by the Consumer Finance Subsidiaries generally have been less stringent than those historically adhered to by the TCF Savings Banks and, as a result, carry a higher level of credit risk and higher interest rates. The rapid expansion of the higher-risk lending engaged in by the Consumer Finance Subsidiaries is expected, as these portfolios mature, to result in increases in consumer loan loss ratios. These portfolios also represent an increased risk of loss in the event of adverse economic developments. See "-- Classified Assets, Loan Delinquencies and Defaults." While the Company believes that its experienced management personnel and credit quality standards will enable it to control the higher risks inherent in lending to sub-prime borrowers, no assurance can be given that such factors will afford adequate protection against such risks.

    The Consumer Finance Subsidiaries anticipate expanding their loan programs to include typical bank or prime borrowers in states in which TCF does not have TCF Savings Banks. The underwriting criteria for these loans will be similar to those historically adhered to by the TCF Savings Banks; as a result, these loans will have a lower interest rate than typical Consumer Finance Subsidiary loans.

    The following table sets forth the geographical locations (based on the location of the office originating or purchasing the loan) of TCF's consumer finance loan portfolio (dollars in thousands):

                                                                 AT DECEMBER 31,
                                                --------------------------------------------------
                                                          1995                      1994
                                                ------------------------  ------------------------
                                                   LOAN                      LOAN
                                                  BALANCE      PERCENT      BALANCE      PERCENT
                                                -----------  -----------  -----------  -----------
Illinois......................................  $   116,866       31.2%   $    88,383       44.0%
Minnesota.....................................       96,533       25.7         80,671       40.1
Wisconsin.....................................       27,911        7.4         16,571        8.2
Georgia.......................................       23,044        6.2          6,734        3.4
Florida.......................................       19,925        5.3          2,140        1.1
Missouri......................................       19,295        5.2          1,080         .5
Kentucky......................................       13,017        3.5          1,203         .6
Tennessee.....................................       11,474        3.1          2,245        1.1
Ohio..........................................       11,459        3.1          1,819         .9
Mississippi...................................        9,187        2.5        --           --
North Carolina................................        8,053        2.2        --           --
Colorado......................................        5,337        1.4        --           --
Other.........................................       12,293        3.2            131         .1
                                                -----------      -----    -----------      -----
  Total consumer finance loans................  $   374,394      100.0%   $   200,977      100.0%
                                                -----------      -----    -----------      -----
                                                -----------      -----    -----------      -----

    Since many of the Consumer Finance Subsidiary offices are new, the geographical location of consumer loans may change significantly in future periods. At December 31, 1995, the Consumer Finance Subsidiaries were a party to "Dealer Agreements" with approximately 700 franchised automobile dealers. Most of these dealers regularly submit contracts to the Consumer Finance Subsidiaries for purchase, although such dealers are under no obligation to submit contracts to the Consumer Finance Subsidiaries, and the Consumer Finance Subsidiaries are not obligated to purchase any contracts. Contracts generally must be secured by a first priority lien on a new or used automobile, boat or recreational vehicle and must meet the Consumer Finance Subsidiaries' underwriting criteria. In addition, each contract with a principal balance greater than $5,000 requires the borrower to maintain physical damage insurance covering the financed vehicle naming the Consumer Finance Subsidiaries as the loss payee. The Consumer Finance Subsidiaries may, nonetheless, suffer a loss upon theft or physical damage of any financed vehicle if the borrower fails to maintain insurance as required by the contract and is unable to pay for repairs to or replacement of the vehicle or is otherwise unable to fulfill its obligations under the contract.

    Although the Consumer Finance Subsidiaries believe that their underwriting criteria enable them to evaluate effectively the creditworthiness of sub-prime borrowers and the adequacy of the collateral, sub-prime lending is inherently more risky than traditional lending and there can be no assurance that all appropriate underwriting criteria have been identified or weighted properly in the assessment of credit risk. Applicable underwriting criteria include standards for term; amount of downpayment, installment payment and interest rate; amount of loan in relation to the value of the collateral; credit history and debt serviceability; and other factors. These criteria are subject to change from time to time as circumstances may warrant.

    The Consumer Finance Subsidiaries believe that the most important requirements to succeed in the sub-prime automobile financing market are the ability to control borrower and dealer misrepresentations at the point of origination; the development and consistent implementation of objective underwriting criteria specifically designed to evaluate the creditworthiness of sub-prime borrowers; and the maintenance of an active program to monitor performance and collect payments.

COMMERCIAL REAL ESTATE LENDING

    TCF currently originates longer-term loans on commercial real estate and, to a lesser extent, shorter-term construction loans. TCF's commercial real estate lending activity has declined in recent years, primarily as a result of more stringent underwriting standards and competition from other lenders. In recent years, deterioration in the value and collectibility of commercial real estate loans and the value of commercial real estate in certain markets, and the effect of these developments on the performance of TCF's loan portfolio or TCF's ability to market commercial real estate assets, has been a significant concern to TCF management. See "Financial Review -- Financial Condition -- Non-Performing Assets" on pages 35 and 36 of TCF's 1995 Annual Report, incorporated herein by reference.

    TCF's current strategy, consistent with its credit quality standards, is to focus its commercial lending activities on borrowers based in its primary markets and, at a minimum, to generate enough new commercial lending activity to maintain the size of its commercial lending portfolios. Due to TCF's increasing emphasis on lending to small to medium-sized businesses in its market areas, the portion of its commercial real estate loan portfolio secured by properties located in its primary markets had increased to 92% at December 31, 1995.

    TCF's commercial real estate loans are generally originated with adjustable interest rates or fixed interest rates for terms of up to five years. At December 31, 1995, adjustable-rate loans represented 77% of commercial real estate loans outstanding. At December 31, 1995, TCF had a total of 1,630 commercial real estate loans outstanding secured by properties located in its primary markets. Of this total, 233 loans totaling $548.5 million had balances exceeding $1 million. At December 31, 1995, the average individual balance of commercial real estate loans was $578,000. Information regarding the types of properties securing TCF's commercial real estate loans is set forth on page 75 of TCF's 1995 Annual Report, incorporated herein by reference.

    At December 31, 1995, TCF's commercial construction and development loan portfolio totaled $59.9 million. Construction and permanent commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. Construction and permanent commercial real estate lending is also highly dependent on economic conditions, which in certain markets are not favorable for this type of lending activity. TCF's risk of loss on a construction and development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction or development cost proves to be inaccurate or if economic conditions change, TCF may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate at any time before or after maturity, TCF's loan may be secured by a project having a value which is insufficient to assure full repayment. Borrowers, which are often limited partnerships formed to purchase a specific property, may receive limited cash flow from the property, be unable to service the total debt, and as a result fail to make required loan payments.

    At times prior to its acquisition by TCF, RCG had engaged in the business of guaranteeing certain industrial development and housing revenue bonds issued by government authorities to finance commercial and multi-family real estate projects for private owners/developers. In the event of a default by the borrowers, TCF, as acquiring entity, may be required to fund the amount of its guarantee or acquire the then outstanding bonds, and in order to recover these amounts may be forced to foreclose on the underlying real estate. In such an event, TCF would be subject to the risk of market declines in the values of such properties. Management has considered these guarantees in its review of the adequacy of industrial revenue bond reserves. The balance of such financial guarantees at December 31, 1995 and 1994 was $13.5 million and $18.6 million, respectively. TCF no longer engages in the business of issuing such guarantees. Additional information concerning such guarantees is set forth in Note 16 of Notes to Consolidated Financial Statements on pages 59 through 62 of TCF's 1995 Annual Report, incorporated herein by reference.

COMMERCIAL BUSINESS LENDING

    TCF engages in general commercial business lending. Commercial business loans may be secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis. At December 31, 1995, TCF had $167.7 million in commercial business loans outstanding, with an average individual balance of $229,000.

    TCF is seeking to expand its commercial business lending activity by lending to small and medium-sized businesses and professionals through the TCF Savings Banks. TCF's commercial business lending activities encompass loans with a broad variety of purposes, including corporate working capital loans and loans to finance the purchase of equipment or other acquisitions. TCF also makes loans to individuals who use the funds for business or personal purposes. As part of its commercial business and commercial real estate lending activities, TCF also issues standby letters of credit. At December 31, 1995, TCF had 89 such standby letters of credit outstanding in the aggregate amount of $26.8 million.

    Recognizing the generally increased risks associated with commercial business lending, TCF originates commercial business loans in order to increase its short-term, variable-rate asset base and to contribute to its profitability through the higher rates earned on these loans and the marketing of other bank products. TCF concentrates on originating commercial business loans primarily to middle-market companies based in its primary markets with borrowing requirements of less than $10 million. Approximately 90% of TCF's commercial business loans outstanding at December 31, 1995 were to borrowers based in its primary markets.

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

    The  following  table  summarizes   information  about  TCF's   non-accrual,
restructured and past due loans:

                                                         AT DECEMBER 31,
                                      -----------------------------------------------------
                                        1995       1994       1993       1992       1991
                                      ---------  ---------  ---------  ---------  ---------
                                                          (IN MILLIONS)
Non-accrual loans...................  $    44.3  $    33.8  $    88.3  $    79.7  $   116.6
Restructured loans..................        1.6        4.3       10.8       58.7       46.5
                                      ---------  ---------  ---------  ---------  ---------
  Total non-accrual and restructured
   loans............................  $    45.9  $    38.1  $    99.1  $   138.4  $   163.1
                                      ---------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  ---------  ---------
Accruing loans 90 days or more past
 due................................  $      .8  $     2.4  $     5.2  $     4.6  $    10.3
                                      ---------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  ---------  ---------

    The accrual of interest income is generally discontinued when loans become more than 90 days past due with respect to either principal or interest unless such loans are adequately secured and in the process of collection. See "Financial Review -- Financial Condition -- Non-Performing Assets" on pages 35 and 36 of TCF's 1995 Annual Report, incorporated herein by reference, for information regarding other problem loans in TCF's portfolio.

    TCF has established loan loss reserves for known and anticipated problem loans as well as for loans which are not currently known to require a specific reserve. Total loan loss reserves at December 31, 1995 were $65.7 million, which amounts to 1.23% of gross loans outstanding. The following table summarizes the allocation of the allowance for loan losses (includes general and specific loss allocations):

                                                                                          ALLOCATIONS AS A PERCENTAGE OF
                                                                                        GROSS LOANS OUTSTANDING BY TYPE (1)
                                                        AT DECEMBER 31,                           AT DECEMBER 31,
                                          -------------------------------------------  -------------------------------------
                                           1995     1994     1993     1992     1991    1995    1994    1993    1992    1991
                                          -------  -------  -------  -------  -------  -----   -----   -----   -----   -----
                                                                        (DOLLARS IN THOUSANDS)
Residential real estate.................  $ 3,238  $ 2,493  $ 2,449  $ 2,696  $ 2,812   .12%    .09%    .11%    .14%    .14%
Commercial real estate..................   20,701   22,006   24,869   22,616   29,294  2.13    2.21    2.28    1.81    2.09
Commercial business.....................    7,261    5,603   13,605   14,097   16,889  4.33    2.93    6.33    5.97    5.21
Consumer................................   16,667   10,757    7,797    8,425    7,944  1.05     .83     .72     .77     .69
Unallocated.............................   17,828   15,484    5,724    --       --     N.A.    N.A.    N.A.     --      --
                                          -------  -------  -------  -------  -------
  Total allowance balance...............  $65,695  $56,343  $54,444  $47,834  $56,939  1.23    1.09    1.16    1.05    1.17
                                          -------  -------  -------  -------  -------
                                          -------  -------  -------  -------  -------

- ------------------------------
(1)  Excluding loans held for sale.

N.A. -- Not applicable.

    The following table summarizes the percentage of the outstanding balance of gross loans in each category to total gross loans, excluding loans held for sale:

                                                                AT DECEMBER 31,
                                        ---------------------------------------------------------------
                                           1995         1994         1993         1992         1991
                                        -----------  -----------  -----------  -----------  -----------
Residential real estate...............       48.9%        51.7%        49.1%        43.1%        40.9%
Commercial real estate................       18.2         19.4         23.3         27.5         28.7
Commercial business...................        3.1          3.7          4.6          5.2          6.7
Consumer..............................       29.8         25.2         23.0         24.2         23.7
                                            -----        -----        -----        -----        -----
                                            100.0%       100.0%       100.0%       100.0%       100.0%
                                            -----        -----        -----        -----        -----
                                            -----        -----        -----        -----        -----

    The following table summarizes additional information about TCF's allowance for loan losses:

                                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------
                                                   1995          1994          1993          1992          1991
                                               ------------  ------------  ------------  ------------  ------------
                                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of year.................  $   56,343    $   54,444    $   47,834    $   56,939    $   54,030
Adjustments for pooling-of-interests.........       --            --              (56)        --            --
Charge-offs:
  Residential real estate....................        (472)       (1,070)         (896)       (1,259)         (963)
  Commercial real estate.....................      (4,189)       (8,039)      (18,942)      (30,762)      (20,075)
  Commercial business........................      (1,695)       (2,804)       (8,473)      (16,963)      (24,970)
  Consumer...................................      (8,414)       (4,081)       (4,483)       (5,886)       (8,006)
                                               ------------  ------------  ------------  ------------  ------------
                                                  (14,770)      (15,994)      (32,794)      (54,870)      (54,014)
                                               ------------  ------------  ------------  ------------  ------------
Recoveries:
  Residential real estate....................         157           222           274           315           421
  Commercial real estate.....................       1,080         2,475         2,132         1,044           933
  Commercial business........................       4,862         3,132         2,309         3,067           309
  Consumer...................................       1,892         1,262         1,353         1,443         1,630
                                               ------------  ------------  ------------  ------------  ------------
                                                    7,991         7,091         6,068         5,869         3,293
                                               ------------  ------------  ------------  ------------  ------------
    Net charge-offs..........................      (6,779)       (8,903)      (26,726)      (49,001)      (50,721)
Provision charged to operations..............      16,131        10,802        33,392        39,896        53,630
                                               ------------  ------------  ------------  ------------  ------------
Balance at end of year.......................  $   65,695    $   56,343    $   54,444    $   47,834    $   56,939
                                               ------------  ------------  ------------  ------------  ------------
                                               ------------  ------------  ------------  ------------  ------------
Ratio of net loan charge-offs to average
 loans outstanding (1).......................         .13%          .19%          .60%         1.05%         1.01%
Year-end allowance as a percentage of
 year-end gross loan balance (1).............        1.23          1.09          1.16          1.05          1.17

- ------------------------
(1) Excluding loans held for sale.

    In addition to its allowance for loan losses, TCF had an allowance for real estate losses of $1.5 million and an industrial revenue bond reserve of $2 million at December 31, 1995. Additional information concerning TCF's allowances for loan and real estate losses and industrial revenue bond reserves is set forth in "Financial Review -- Financial Condition -- Allowances for Loan and Real Estate Losses and Industrial Revenue Bond Reserves" on pages 33 through 35 and in Note 8 of Notes to Consolidated Financial Statements on pages 53 and 54 of TCF's 1995 Annual Report, incorporated herein by reference.

    A summary of the industrial revenue bond reserves follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                 1995       1994       1993       1992       1991
                                                               ---------  ---------  ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
Balance at beginning of year.................................  $   2,759  $   2,689  $   1,463  $   2,881  $     408
  Adjustments for pooling-of-interests.......................     --         --            225     --         --
  Provision for losses.......................................       (919)    --          1,726        767      2,473
  Net (charge-offs) recoveries...............................        120         70       (725)    (2,185)    --
                                                               ---------  ---------  ---------  ---------  ---------
Balance at end of year.......................................  $   1,960  $   2,759  $   2,689  $   1,463  $   2,881
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------

    The provision for losses on industrial revenue bond guarantees for the year ended December 31, 1995 reflects a reduction in the balance of the guarantees. See "-- Commercial Real Estate Lending" for additional information concerning TCF's industrial revenue bond reserves.

    The allowances for loan and real estate losses and industrial revenue bond reserves are based upon management's periodic analysis of TCF's loan portfolio, industrial revenue bond financial guarantees and real estate holdings. Although appropriate levels of reserves have been estimated based upon factors and trends identified by management, there can be no assurance that the levels are adequate. Economic stagnation or reversals in the economy could give rise to increasing risk of credit losses and necessitate an increase in the required level of reserves. The expansion in the Company's consumer finance operation, and in particular the emphasis on sub-prime automobile lending, creates increased exposure to increases in delinquencies, repossessions, foreclosures and losses that generally occur during economic downturns or recessions.

    Adverse economic developments are also likely to adversely affect commercial lending operations and increase the risk of loan defaults and credit losses on such loans. Carrying values of foreclosed commercial real estate properties are based on appraisals, prepared by certified appraisers, whenever possible. TCF reviews each external commercial real estate appraisal it receives for accuracy, completeness and reasonableness of assumptions used. Renewed weaknesses in real estate markets may result in further declines in property values and the sale of properties at less than previously estimated values, resulting in additional charge-offs. TCF recognizes the effect of such events in the periods in which they occur.

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

    Following is a table indicating the investments comprising TCF's portfolio, excluding securities available for sale:

                                                                              AT DECEMBER 31,
                                                                    -----------------------------------
                                                                      1995        1994         1993
                                                                    ---------  -----------  -----------
                                                                              (IN THOUSANDS)
Interest-bearing deposits with banks..............................  $     533  $   193,751  $    10,513
Federal funds sold................................................     --            6,900      105,541
U.S. Government and other marketable securities held to maturity:
  U.S. Government and agency obligations..........................         50           50       69,462
  Corporate bonds.................................................     --          --            18,368
  Bankers' acceptances............................................     --          --             6,997
  Commercial paper................................................      3,666        3,478        3,244
  Other...........................................................     --          --             1,058
                                                                    ---------  -----------  -----------
                                                                        3,716        3,528       99,129
Federal Home Loan Bank stock......................................     60,096       78,925       84,249
                                                                    ---------  -----------  -----------
                                                                    $  64,345  $   283,104  $   299,432
                                                                    ---------  -----------  -----------
                                                                    ---------  -----------  -----------

    Information regarding the carrying values and fair values of TCF's investments is set forth in Note 3 of Notes to Consolidated Financial Statements on page 50 of TCF's 1995 Annual Report, incorporated herein by reference. A summary of yields by scheduled maturities for indicated investment securities at December 31, 1995 and December 31, 1994 is set forth on page 74 of TCF's 1995 Annual Report, incorporated herein by reference.

    In November 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report entitled "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." In conjunction with the issuance of the Guide, the FASB provided entities with a one-time opportunity to reassess the classification of their held-to-maturity debt securities without calling into question the entities' intent to hold to maturity their remaining portfolio of such securities. During the 1995 fourth quarter, TCF reassessed the balance sheet classifications of its mortgage-backed securities. As a result, TCF reclassified its remaining $1.1 billion in mortgage-backed securities from "held to maturity" to "available for sale" effective December 31, 1995. This reclassification will allow increased future asset/liability management flexibility. Unrealized gains on securities available for sale, reported net of taxes as a separate component of stockholders' equity, increased by $12.8 million as a result of this reclassification. TCF has no current plans to dispose of these securities.

    Following is a table indicating the investments comprising TCF's securities available for sale:

                                                                             AT DECEMBER 31,
                                                                  -------------------------------------
                                                                      1995          1994        1993
                                                                  -------------  -----------  ---------
                                                                             (IN THOUSANDS)
U.S. Government and other marketable securities:
  U.S. Government and agency obligations........................  $       1,005  $    54,298  $  --
  Commercial paper..............................................       --             14,843     --
  Corporate bonds...............................................       --             14,918     --
  Other.........................................................             57           30     10,003
                                                                  -------------  -----------  ---------
                                                                          1,062       84,089     10,003
                                                                  -------------  -----------  ---------
Mortgage-backed securities:
  FHLMC.........................................................        360,631       23,379     --
  FNMA..........................................................        655,568        4,345     --
  GNMA..........................................................        138,723        3,002     --
  Private issuer................................................         26,903       13,971     --
  Collateralized mortgage obligations...........................         18,603        9,644     --
                                                                  -------------  -----------  ---------
                                                                      1,200,428       54,341     --
                                                                  -------------  -----------  ---------
                                                                  $   1,201,490  $   138,430  $  10,003
                                                                  -------------  -----------  ---------
                                                                  -------------  -----------  ---------

    Information regarding the amortized cost and fair values of TCF's securities available for sale is set forth in Note 4 of Notes to Consolidated Financial Statements on page 51 of TCF's 1995 Annual Report, incorporated herein by reference. A summary of yields by scheduled maturities for securities available for sale at December 31, 1995 and December 31, 1994 is set forth on page 74 of TCF's 1995 Annual Report, incorporated herein by reference.

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

    The composition of TCF's deposits has a significant impact on its cost of funds. In recent years, TCF's marketing strategy has emphasized attracting deposits held in checking, regular savings and money market accounts. These accounts provide significant fee income and are a source of low-interest cost funds. Checking, savings and money market accounts comprised 49% of total deposits at December 31, 1995, relatively consistent with the composition at December 31, 1994 and December 31, 1993. In addition, there were approximately 1 million retail checking, savings and money market accounts at December 31, 1995, compared with approximately 985,000 and 964,000 such accounts at December 31, 1994 and 1993, respectively. Total deposits at TCF as of December 31, 1995 were $5.2 billion, down $208.2 million from total deposits at December 31, 1994. The decrease in deposits reflects a significant planned runoff of Great Lakes brokered deposits and the sale of three branches located outside TCF Minnesota's primary metropolitan retail markets.

    The following table sets forth the deposit flows for each of the years in the three-year period ended December 31, 1995:

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1995          1994          1993
                                                      ------------  ------------  ------------
                                                                   (IN THOUSANDS)
Net withdrawal of deposits..........................  $   (332,632) $   (468,547) $   (413,340)
Adjustments for pooling-of-interests................       --            --             (7,529)
Deposits purchased..................................         6,464       --            246,040
Deposits sold.......................................       (59,926)      --            --
Interest credited...................................       177,928       172,337       187,627
                                                      ------------  ------------  ------------
  Net increase (decrease) in deposits...............  $   (208,166) $   (296,210) $     12,798
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    The following table shows rate and maturity information as of December 31, 1995, and rate information as of December 31, 1994, for TCF's certificates of deposit:

                                                              INTEREST CATEGORY
                                            ------------------------------------------------------
MATURITY WITHIN                               2.00-      4.00-      5.00-       6.00-      8.00-
THE YEAR ENDING                               3.99%      4.99%      5.99%       7.99%     13.99%      TOTAL     % OF TOTAL
- ------------------------------------------  ---------  ---------  ----------  ---------  ---------  ----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
December 31, 1996.........................  $  75,445  $ 350,751  $  966,035  $ 436,018  $  12,367  $1,840,616       70.0%
December 31, 1997.........................     11,587     69,734     237,266    153,104      2,205     473,896       18.0
December 31, 1998.........................         19     24,812      83,488     47,077      5,164     160,560        6.1
Thereafter................................          2     25,423      52,857     76,196        948     155,426        5.9
                                            ---------  ---------  ----------  ---------  ---------  ----------      -----
  Total at December 31, 1995..............  $  87,053  $ 470,720  $1,339,646  $ 712,395  $  20,684  $2,630,498      100.0%
                                            ---------  ---------  ----------  ---------  ---------  ----------      -----
                                            ---------  ---------  ----------  ---------  ---------  ----------      -----
  Total at December 31, 1994..............  $ 512,466  $ 776,077  $  935,981  $ 489,244  $  67,720  $2,781,488
                                            ---------  ---------  ----------  ---------  ---------  ----------
                                            ---------  ---------  ----------  ---------  ---------  ----------

    Information concerning TCF's deposits is set forth in "Financial Review -- Financial Condition -- Deposits" on page 37 and in Note 12 of Notes to Consolidated Financial Statements on page 55 of TCF's 1995 Annual Report, incorporated herein by reference.

BORROWINGS

    The FHLB System functions as a central reserve bank providing credit for thrift institutions through a regional bank located within a particular thrift's assigned region. As members of the FHLB System, the TCF Savings Banks are required to own a minimum level of FHLB capital stock and are authorized to apply for advances on the security of such stock and certain of their loans and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. TCF's FHLB advances totaled $893.6 million at December 31, 1995, compared with $1.4 billion at December 31, 1994. FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rates and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB's assessment of the institution's creditworthiness. See "REGULATION -- Federal Home Loan Bank System."

    As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements ("reverse repurchase agreements") with the FHLMC or major investment bankers utilizing government securities or mortgage-backed securities as collateral. Reverse repurchase agreements totaled $438.4 million at December 31, 1995, compared with $429.5 million at December 31, 1994. Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a reverse repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and it is TCF's policy to enter into reverse repurchase agreements only with institutions with a satisfactory credit history.

    The use of reverse repurchase agreements may expose TCF to certain risks not associated with other sources of funds, including possible requirements to provide additional collateral and the possibility that such agreements may not be renewed. If for some reason TCF were no longer able to obtain reverse repurchase agreement financing, it would be necessary for TCF to obtain alternative sources of short-term funds. Such alternative sources of funds, if available, may be higher-cost substitutes for the reverse repurchase agreement funds.

    Information concerning TCF's FHLB advances, reverse repurchase agreements and other borrowings, and exposure to interest-rate risk is set forth in "Financial Review -- Financial Condition -- Asset/Liability Management -- Interest-Rate Risk," on pages 38 and 39, in Note 13 of Notes to Consolidated Financial Statements on pages 56 and 57, and in the tables which set forth maximum and average borrowing levels on page 74 of TCF's 1995 Annual Report, incorporated herein by reference.

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

    During the year ended December 31, 1995, TCF's subsidiaries were principally engaged in the following activities:

    MORTGAGE BANKING

    TCF Mortgage Corporation, a subsidiary of TCF Minnesota, and Great Lakes originate, sell and service residential mortgage loans. A subsidiary of TCF Mortgage Corporation is involved in a joint venture, known as Great Lakes Mortgage, with Burnet Mortgage Corporation, an affiliate of Burnet Realty Inc., for the origination of residential mortgage loans from offices of Burnet Realty.

    ANNUITIES AND INVESTMENT SERVICES

    TCF Financial Insurance Agency, Inc., TCF Financial Insurance Agency Illinois, Inc., TCF Financial Insurance Agency Wisconsin, Inc. and TCF Financial Insurance Agency Michigan, Inc. are insurance agencies engaging in the sale of single premium tax-deferred annuities. TCF Securities, Inc. engages in the sale of mutual fund products of Putnam Investments.

    INSURANCE, TITLE INSURANCE AND APPRAISAL SERVICES

    TCF Agency Minnesota, Inc., TCF Agency Wisconsin, Inc., TCF Agency Illinois, Inc. and Lakeland Group Insurance Agency, Inc. provide various types of insurance, principally credit-related insurance, marketed primarily to TCF's customers. In the event TCF becomes a bank holding company, it could be required to discontinue insurance operations which are not credit related. North Star Title, Inc. is a title insurance agent for several title insurance underwriters, operating primarily in Minnesota, Illinois and Indiana and providing title insurance, real estate abstracting, and closing services to affiliates and third parties. North Star Real Estate Services, Inc. provides real estate appraisal services to its affiliates and to third parties. In the event TCF becomes a bank holding company, it could be required to divest its title insurance operations, or to restrict its title insurance and related activities. See "REGULATION -- Regulation of TCF Financial and Affiliate and Insider Transactions."

    CONSUMER FINANCE

    TCF Financial Services, Inc., TCF Consumer Financial Services, Inc. and TCF Real Estate Financial Services, Inc. make loans to consumers for personal, family or household purposes such as the financing of home improvements, automobiles and vacations.

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

    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Additional information on SFAS No. 121 is set forth in "Financial Review -- Results of Operations -- Non-Interest Expense" on pages 29 through 31 of TCF's 1995 Annual Report, incorporated herein by reference.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Additional information on SFAS No. 123 is set forth in "Financial Review -- Results of Operations -- Non-Interest Expense" on pages 29 through 31 of TCF's 1995 Annual Report, incorporated herein by reference.

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

    In October 1995, the FASB issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards, "Consolidated Financial Statements: Policy and Procedures." This proposed statement sets forth standards for when entities should be consolidated and how consolidated financial statements should be prepared. The proposed statement would require a controlling entity (parent) to consolidate all entities that it controls (subsidiaries) unless control is temporary. It would require that the aggregate amount of the noncontrolling interest in subsidiaries that are not wholly owned by the parent or its affiliates be reported in consolidated financial statements as a separate component of equity. The amount of net income or loss of a subsidiary that is attributable to the noncontrolling interest would be deducted from consolidated net income to compute net income attributable to the controlling interest. The proposed statement would be effective for financial statements issued for fiscal years beginning after December 15, 1996. Earlier application would be encouraged. The proposed statement would be applied by restatement of comparative financial statements for earlier periods except certain consolidation procedures could be applied prospectively if retroactive application is not practicable. It is too early to predict whether the proposed statement will be adopted in its present form, or what effect, if any, the proposed statement will have on TCF's financial condition or results of operations.

    In January 1996, the FASB issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards, "Earnings per Share and Disclosure of Information about Capital Structure." This proposed statement would establish standards for computing and presenting earnings per share ("EPS") as well as standards for disclosing information about an entity's capital structure. The standards for EPS would apply to entities with publicly held common stock or potential common stock, while the standards for disclosure about capital structure would apply to all entities. This proposed statement would eliminate the presentation of primary EPS and would require presentation of basic EPS (the principal difference being that common stock equivalents would not be considered in the computation of basic EPS). It would also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and would require a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS would include no dilution and would be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur if the potential common shares were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The proposed statement would be effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application would not be permitted. The proposed statement would require restatement of all prior-period EPS data presented. It is too early to predict whether the proposed statement will be adopted in its present form, or what effect, if any, the proposed statement will have on TCF's results of operations.

COMPETITION

    TCF Minnesota is the largest savings bank and third largest depository institution headquartered in Minnesota. TCF Illinois, TCF Wisconsin and Great Lakes compete with a number of larger depository institutions in their market areas. The TCF Savings Banks experience significant competition in attracting and retaining deposits and in lending funds. TCF believes the primary factors in competing for deposits are the ability to offer attractive rates and products, convenient office locations and supporting data processing systems and services. Direct competition for deposits comes primarily from commercial banks and credit unions, and from other savings institutions. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. The primary factors in competing for loans are interest rates, loan origination fees and the range of services offered. TCF competes for origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer finance companies, credit unions, insurance companies and other savings institutions.

EMPLOYEES

    As of December 31, 1995, TCF had approximately 4,600 employees, including 1,100 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, accident insurance, short- and long-term disability coverage, a pension plan and a shared contribution stock ownership-401(k) plan.

                                   REGULATION

RECENT DEVELOPMENTS

    In recent years the legislative and regulatory environment has changed significantly for savings institutions, and future significant legislative and regulatory change is possible which will have an uncertain and possibly negative effect on TCF. Budget reconciliation legislation recently before the U.S. Congress contained a provision calling for a one-time assessment on all SAIF-insured deposits, which would include all of the deposits held by the TCF Savings Banks, in order to recapitalize the SAIF. Legislation approved by the U.S. Senate and House of Representatives was vetoed by President Clinton in December 1995. Discussions regarding acceptable budget reconciliation legislation are ongoing at this time, and such legislation may include a provision for a one-time SAIF assessment. As proposed in the bill approved by Congress, the one-time assessment could amount to .80% to .82% of total insured deposits if such an assessment were imposed at this time. Based on total deposits of the TCF Savings Banks, such an assessment would amount to between $42.7 million and $43.8 million pretax. Such an assessment is expected to be a tax-deductible expense and to have the effect of immediately reducing the capital of each of the TCF Savings Banks by the amount of their respective assessment, net of tax.

    It is expected that if a one-time SAIF assessment is imposed, deposit insurance premiums paid by the TCF Savings Banks would decline. If legislation imposing the assessment is not adopted, the TCF Savings Banks will continue to pay deposit insurance rates that are significantly higher than rates paid by banks insured by the Bank Insurance Fund ("BIF"). This will adversely affect the earnings of the TCF Savings Banks and place them at a competitive disadvantage to banks. It cannot be predicted whether legislation providing for such an assessment will be enacted or, if enacted, when such enactment would be made effective. The timing of the assessment could raise or lower the amount of the assessment, depending on the loss experience of the SAIF, among other factors. As a result, the ultimate impact of the legislation on the TCF Savings Banks cannot be predicted.

    The budget reconciliation legislation approved by Congress also contained a provision that would repeal the reserve method of accounting for thrift bad debt reserves, including the percentage-of-taxable income method, for tax years beginning after December 31, 1995. This would require institutions such as the TCF Savings Banks to account for bad debts using either the specific charge-off method, which is available to all thrifts, or the experience method, which is currently available only to thrifts and to small banks with under $500 million in assets. In recent years, the TCF Savings Banks have used both the percentage-of-taxable income method and the experience method of accounting for bad debts, depending on which method resulted in the greatest tax deduction.

    Under the proposed legislation, the change in accounting method that eliminates the reserve method would trigger bad debt reserve recapture for post-1987 reserves over a six-year period. As of December 31, 1995, the TCF Savings Banks' post-1987 reserves amounted to $18.6 million, and a deferred tax liability has been recorded for such post-1987 bad debt reserves. Pre-1988 reserves would be subject to recapture if the institution makes distributions in excess of accumulated earnings and profits or makes a distribution in a complete or partial liquidation. A special provision suspends recapture of post-1987 reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement would be met if the principal amount of the institution's residential loan originations exceeds a base year amount, which is determined by reference to the average of the institution's residential loan originations during the six taxable years before January 1, 1996. Notwithstanding this special provision, however, recapture would in any event be required to begin no later than the first taxable year beginning after December 31, 1997.

    The proposed legislation differs significantly from current law, which triggers recapture upon a thrift institution's conversion to a bank or upon failure to satisfy the tax law definition of a thrift. It cannot be predicted whether legislation providing for recapture of bad debt reserves will be enacted or, if enacted, what the final form of such legislation and its effect on TCF will be.

    In addition, separate federal legislation has been proposed which would merge the BIF and SAIF on January 1, 1998, at which time banks and thrifts would pay the same deposit insurance premiums, require federal savings associations such as the TCF Savings Banks to convert to a national or state bank or a state-chartered thrift by January 1, 1998, require all savings and loan holding companies, including TCF Financial, to become bank holding companies as of January 1, 1998 and abolish the OTS. It also cannot be predicted whether such legislation will be enacted or, if enacted, what its final form and effect on TCF will be.

    If the TCF Savings Banks are permitted under new legislation to convert to commercial banks without triggering a recapture of their bad debt reserves, management has expressed an interest in converting to commercial bank charters. Such conversions would be subject to regulatory approval, and would impose on TCF and the TCF Savings Banks new regulatory requirements of the Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency ("OCC"). Such new regulatory requirements or conditions to regulatory approval of applications for authority to convert could require significant operating changes for the TCF Savings Banks and could impose limitations on branching authority or other powers currently possessed by thrift institutions but not by commercial banks. The ultimate effect of any such restrictions or conditions cannot be predicted at this time.

    As a result of the failure of a number of thrift institutions in recent years and the obligation of the SAIF to fund debt obligations of FICO, the thrift industry is now paying significantly higher deposit insurance premiums than those paid by banks. In order to maintain its ability to offer deposit products at rates that are competitive with national banks, the TCF Savings Banks have each filed applications with the OCC and the FDIC to charter new national banks, which would operate at the locations from which the TCF Savings Banks are now operating. These new national banks would be insured by the BIF of the FDIC, which imposes deposit insurance rates far below those currently paid by the TCF Savings Banks. (The TCF Savings Banks currently pay deposit insurance premiums to the SAIF at the lowest-risk rate of .23% of total insured deposits, whereas BIF-insured banks in the lowest-risk category now pay de minimis premiums.) The applications for the new national banks are still pending. It cannot be predicted whether such applications will be approved, or what conditions might be imposed by the regulatory authorities in order to enable the TCF Savings Banks to proceed with the organization of these new national banks.

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

    The Community Reinvestment Act ("CRA") and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. In recent periods, federal regulatory agencies, including the FRB, the OTS and the Department of Justice ("DOJ"), have sought a more rigorous enforcement of the CRA and other fair lending laws and regulations. The DOJ is authorized to use the full range of its enforcement authority under the fair lending laws. The DOJ has authority to commence pattern or practice investigations of possible lending discrimination on its own initiative or through referrals from the federal financial institutions regulatory agencies, and to file lawsuits in federal court where there is reasonable cause to believe that such violations have occurred. The DOJ is also authorized to bring suit based on individual complaints filed with the Department of Housing and Urban Development where one of the parties to the complaint elects to have the case heard in federal court. A successful challenge to an institution's performance under the CRA and related laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief and the imposition of restrictions on mergers and acquisitions activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. The ultimate effects of the foregoing or other possible legal and regulatory developments cannot be predicted but may have an adverse impact on TCF.

SIGNIFICANT FEDERAL LEGISLATION

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

    Under FDICIA, banking and thrift regulators are required to take prompt regulatory action against institutions which are undercapitalized. FDICIA requires banking and thrift regulators to categorize institutions as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." A savings institution will be deemed to be well-capitalized if it: (i) has a total risk-based capital ratio of 10% or greater; (ii) has a Tier 1 (core) risk-based capital ratio of 6% or greater; (iii) has a leverage (core) ratio of 5% or greater; and (iv) is not subject to any order or written directive by the OTS to meet and maintain a specific capital level for any capital measure. The TCF Savings Banks believe they would be considered well-capitalized.

    In addition to the regulatory action required to be taken with respect to undercapitalized institutions, FDICIA also calls upon each financial institution regulatory agency, in consultation with other federal banking agencies, to review its capital standards at least once every two years to ensure that the standards are sufficient to prevent or minimize loss to the deposit insurance funds. In addition, the regulatory agencies are required to revise their risk-based capital standards to make sure that they take adequate account of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities. OTS regulations take into account an institution's exposure to concentrations of credit risk and risks of non-traditional activities in assessing the institution's overall capital adequacy. The OTS may establish higher individual capital requirements for savings associations with high degrees of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, risks arising from nontraditional activities or off-balance sheet risks, and that have demonstrated a poor record of monitoring and controlling such risks.

    Tangible capital is generally defined as core capital (see discussion below) less intangible assets except that savings institutions may include the same dollar amount of mortgage servicing rights in tangible capital that they include in core capital.

    Core capital generally includes par value of common stock, additional paid-in capital, retained earnings, non-cumulative perpetual preferred stock and minority interests in the equity accounts of fully consolidated subsidiaries, less any "unidentifiable" intangible assets. Mortgage servicing rights are exempted from the general requirement that unidentifiable intangible assets be excluded from capital, but the amount of servicing rights includible in capital is limited to the lower of 90% of fair market value to the extent determinable or the current amortized book value determined under generally accepted accounting principles ("GAAP"). In addition, as a matter of OTS policy, the amount of such mortgage servicing rights included in core capital may not exceed the amount that would be included if the savings association were an insured state non-member bank governed by the FDIC's capital regulation.

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

    The following table sets forth the TCF Savings Banks' calculation of their tangible, core and risk-based capital and applicable percentages of adjusted assets, together with the excess over the minimum capital requirements at December 31, 1995:

                                                TCF MINNESOTA      TCF ILLINOIS      TCF WISCONSIN      GREAT LAKES
                                               ----------------   ---------------   ---------------   ----------------
                                                                       (DOLLARS IN THOUSANDS)
Tangible capital.............................  $333,254   7.03%   $49,853   6.87%   $42,454   6.73%   $171,126   6.81%
Tangible capital requirement.................    71,076   1.50     10,892   1.50      9,457   1.50      37,667   1.50
                                               --------  ------   -------  ------   -------  ------   --------  ------
  Excess.....................................  $262,178   5.53%   $38,961   5.37%   $32,997   5.23%   $133,459   5.31%
                                               --------  ------   -------  ------   -------  ------   --------  ------
                                               --------  ------   -------  ------   -------  ------   --------  ------
Core capital.................................  $334,586   7.06%   $51,185   7.04%   $42,454   6.73%   $182,268   7.23%
Core capital requirement.....................   142,193   3.00     21,824   3.00     18,914   3.00      75,669   3.00
                                               --------  ------   -------  ------   -------  ------   --------  ------
  Excess.....................................  $192,393   4.06%   $29,361   4.04%   $23,540   3.73%   $106,599   4.23%
                                               --------  ------   -------  ------   -------  ------   --------  ------
                                               --------  ------   -------  ------   -------  ------   --------  ------
Risk-based capital...........................  $370,892  12.78%   $55,386  13.30%   $46,554  14.25%   $215,132  13.63%
Risk-based capital requirement...............   232,224   8.00     33,319   8.00     26,143   8.00     126,293   8.00
                                               --------  ------   -------  ------   -------  ------   --------  ------
  Excess.....................................  $138,668   4.78%   $22,067   5.30%   $20,411   6.25%   $ 88,839   5.63%
                                               --------  ------   -------  ------   -------  ------   --------  ------
                                               --------  ------   -------  ------   -------  ------   --------  ------

    The OTS has adopted an amendment to its risk-based capital requirements that requires institutions with more than a "normal" level of interest-rate risk to maintain additional risk-based capital. A savings institution's interest-rate risk is measured in terms of the sensitivity of its "net portfolio value." Net portfolio value is defined generally as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. The interest-rate risk component creates a capital requirement based upon the decline in an institution's net portfolio value that would result from an immediate 200 basis point increase or decrease (whichever results in the greater decline) in prevailing interest rates. The OTS has defined as "above normal" any decline in an institution's net portfolio value that exceeds 2% of the present value of its assets. A savings institution with a greater than normal interest-rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest-rate risk component") equal to one-half the difference between the institution's measured interest-rate risk and the normal level of interest-rate risk, multiplied by the present value of its total assets. Management does not believe the interest-rate risk component will have a significant impact on the TCF Savings Banks' risk-based capital requirements. For the present time, the OTS has delayed implementation of the automatic deduction of the interest-rate risk component.

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

RESTRICTIONS ON DISTRIBUTIONS

    Dividends or other capital distributions from TCF Minnesota or Great Lakes to TCF Financial, especially in the event of diminished earnings from other direct subsidiaries of TCF Financial, may be necessary in order for TCF Financial to pay dividends on its common stock, to make payments on TCF Financial's other borrowings, or for other cash needs. The TCF Savings Banks' ability to make any capital distributions in the future may require regulatory approval and may be restricted by their regulatory authorities. The TCF Savings Banks' ability to make any such distributions depends on their earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher than existing minimum capital requirements.

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

    "Tier 1" institutions are those which would have capital, immediately prior to and on a pro forma basis after giving effect to a proposed capital
distribution,   that    is   equal    to   or    greater   than    the    amount
of their fully phased-in capital requirements. "Tier 2" institutions have capital, immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution, that is equal to or in excess of their minimum regulatory capital requirements, but is less than the amount of applicable fully phased-in capital requirements. "Tier 3" institutions have capital, immediately prior to or on a pro forma basis after giving effect to a proposed capital distribution, that is less than the amount of their minimum regulatory capital requirements. The capital distribution rule would also reflect any individual minimum capital requirement and if such a requirement is imposed, general minimum capital requirements would need to be adjusted accordingly. The OTS may also prohibit any capital distribution that would otherwise be permitted if it determines that such a distribution would constitute an unsafe and unsound practice. Among the circumstances deemed to pose such a risk would be a capital distribution by a Tier 1 or Tier 2 institution whose capital is decreasing because of substantial losses. If an institution has been notified that it is in need of more than normal supervision, the OTS has the discretion to treat an institution otherwise considered a Tier 1 institution as a Tier 2 or Tier 3 institution if it is deemed necessary to ensure the association's safe and sound operation. As of December 31, 1995, none of the TCF Savings Banks had an individual minimum capital requirement and all of these institutions met their fully phased-in capital requirements, and therefore would expect to be eligible for treatment as Tier 1 institutions. As a result, as of such date the TCF Savings Banks would be limited to capital distributions up to the higher of 100% of their net income during the calendar year plus the amount that would reduce by one-half their surplus capital ratio at the beginning of the calendar year, or 75% of their net income over the most recent four-quarter period, assuming the OTS did not determine that such a distribution would be contrary to the safe and sound operation of the institutions. In December 1994, the OTS issued a notice of proposed rulemaking which would modify the capital distribution regulations to incorporate the prompt corrective action capital standards promulgated by FDICIA, and which would permit savings associations with a CAMEL rating of "1" or "2" which are not held by a holding company to make capital distributions without providing prior notice to the OTS. TCF does not believe that the proposed rule, if adopted, would materially change the capital distribution restrictions applicable to it or to the TCF Savings Banks.

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

SAFETY AND SOUNDNESS STANDARDS

    In July 1995, the OTS and other federal banking regulatory agencies jointly issued final safety and soundness standards. These standards were issued in the form of guidelines addressing such factors as internal controls and audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. In the event of a failure to meet any of these safety and soundness standards, the OTS could require the filing of a compliance plan.

    There is virtually no limit on the authority of the OTS or FDIC to take any appropriate action with respect to conditions or activities it considers unsafe or unsound.

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

    In connection with the reorganization of TCF Minnesota into a holding company structure in 1987, TCF Financial was required to undertake that, as long as it controls TCF Minnesota, it will cause the regulatory capital of TCF Minnesota to be maintained at a level consistent with that required by applicable regulations and, as necessary or appropriate, TCF Financial will infuse sufficient additional equity capital to comply with such requirement. As a result of FDICIA, TCF Financial may also be required to make up certain capital deficiencies of the other TCF Savings Banks.

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

    HOLA authorizes the OTS or the FDIC to identify holding company activities that present excessive risk to insured institutions, and to restrict, among other things, dividends to TCF Financial (or to TCF Minnesota by TCF Illinois or TCF Wisconsin) and other affiliate transactions. If one or more of the TCF
Savings Banks were to lose their status as a Qualified Thrift Lender, TCF Financial and/or TCF Minnesota would possibly be treated as a bank holding company, resulting in additional restrictions on its activities and other possible negative effects. Under HOLA, multiple savings and loan holding companies such as TCF Financial may engage only in the following activities: furnishing or performing management services for a savings association subsidiary; conducting an insurance agency or escrow business; holding, managing or liquidating assets owned or acquired from a savings association subsidiary; holding or managing properties used or occupied by a savings association subsidiary; acting as trustee under a deed of trust; any activity approved as an activity under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), by the FRB (unless prohibited by the Director of the OTS) or in which multiple savings and loan holding companies were authorized to engage on March 5, 1987; or purchasing of stock in certain qualified stock issuances which have been approved by the Director of the OTS.

    As discussed above, TCF has recently filed with appropriate banking agencies applications for the formation of new national bank subsidiaries. In the event these applications are approved and these banks are formed, TCF would become a bank holding company subject to the regulatory authority of the Federal Reserve System and its activities would become limited to those permitted for bank holding companies under Regulation Y. In such event, TCF may be required to divest its title insurance operations, or to restrict its title insurance operations and related activities. In addition, among other possible actions imposing changes or limitations on its operations, it could be required to discontinue insurance operations which are not credit-related and to transfer annuity operations to its depository institution subsidiaries.

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

INTERSTATE OPERATIONS

    In April 1992, the OTS issued a statement of policy, effective May 11, 1992, amending its then-existing statement of policy on branching by federal savings associations. The new statement of policy deletes restrictions on the branching of federal associations to permit nationwide branching to the extent permitted by federal statutes, provided the institution meets certain tests (domestic building and loan test, minimum capital requirements and satisfactory Community Reinvestment Act record). Under the new policy statement, it is believed that the TCF Savings Banks may branch into any state with the approval of the OTS. In the event the TCF Savings Banks were to convert to commercial banks, their branching authority would likely be more limited, and could be subject to state laws which in certain states restrict the branching authority of commercial banks.

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

    At December 31, 1995, TCF's outstanding FHLB advances totaled $893.6 million. These advances were secured by shares of FHLB stock and by a pledge of all notes and related mortgages and certain other assets held by TCF. The maximum amount of credit which a FHLB will advance for purposes other than meeting withdrawals varies from time to time in accordance with changes in policies of the FHFB and the FHLB. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB, and the purpose of the borrowing.

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

    The TCF Savings Banks are also subject to FRB reserve requirements imposed under Regulation D. These requirements, which are subject to change from time to time, call for minimum levels of reserves based on amounts held in transaction accounts. The TCF Savings Banks are in compliance with these reserve requirements.

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

    As a result of the failure of a number of thrift institutions in recent years and the obligation of the SAIF to fund debt obligations of FICO, the thrift industry now pays significantly higher deposit insurance premiums than those paid by banks, and faces the prospect of other charges necessary to meet the obligations of the SAIF. As a result, TCF has filed applications with the OCC, the FDIC and the FRB, seeking the formation of national bank charters for proposed new national bank subsidiaries of TCF that would operate in branch locations in which the TCF Savings Banks are now operating. The new national banks, if approved, would be insured by the BIF of the FDIC, which is expected to be able to charge significantly lower deposit insurance premiums than those to be charged to institutions that are part of the SAIF. The TCF Savings Banks currently pay risk-based insurance premiums to the SAIF at the lowest-risk rate of .23%. Banks insured by the BIF now pay deposit insurance premiums equal only to the statutory minimum annual assessment of $2,000. See "-- Regulation of TCF Financial and Affiliate and Insider Transactions."

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

ACCOUNTING AND INVESTMENTS

    During the past several years, there has been an ongoing review by thrift and banking regulators, the SEC, the FASB, the AICPA and other organizations of the accounting principles and practices used by financial institutions for certain types of transactions. As a result of this process, there have been new accounting pronouncements which have had an impact on TCF. This review is expected to continue, and further developments may be forthcoming. For information regarding new accounting pronouncements issued as a result of this review, see "BUSINESS -- Other Information -- Recent Accounting Developments."

EXAMINATIONS AND REGULATORY SANCTIONS

    The TCF Savings Banks are subject to periodic examination by the OTS and the FDIC. Thrift regulatory authorities may impose on criticized institutions and, in certain cases, their holding companies, a number of restrictions or new requirements, including but not limited to growth limitations, dividend restrictions, individual increased regulatory capital requirements, increased loan and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Any insured institution which does not operate in accordance with or conform to OTS or FDIC regulations, policies and directives may also be sanctioned for noncompliance. Subsidiaries of TCF are also subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain insurance, mortgage banking, securities brokerage and consumer finance activities. Proceedings may be instituted against any insured institution or any director, officer, employee or person participating in the conduct of the affairs of such institution who engages in unsafe or unsound practices, including the violation of applicable laws, regulations, orders, agreements or similar items. If the assets of an institution are overvalued on its books, it may be ordered to establish and maintain a specific reserve in an amount equal to the determined overvaluation, which may result in a charge against operations to the extent of the overvaluation. FDIC insurance may be terminated, after notice and hearing, upon a finding that an insured institution is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operating, does not meet minimum regulatory capital requirements, or has violated any applicable law, rule, regulation or order of or condition imposed by the FDIC. Upon termination, funds then on deposit continue to be insured for at least six months and for up to two years, and due notice of such termination must be provided to the institution's accountholders.

    FIRREA substantially increased enforcement remedies, including civil money penalties, that may be assessed against an institution or an institution's directors, officers, employees, agents or independent contractors. For knowing violations and under certain other aggravated circumstances, penalties up to $1 million per day may be assessed. For lesser violations where there is a pattern of misconduct, or under certain other circumstances, a penalty of up to $25,000 per day may be imposed. Other violations may result in penalties of up to $5,000 per day. Violations of laws and regulations may also subject an institution's officers and directors to removal and to criminal penalties.

LIMITATIONS ON CERTAIN INVESTMENTS

    As federally chartered institutions, the TCF Savings Banks are generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, their authority to invest directly in service corporations is limited to a maximum of 2% of their assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. The TCF Savings Banks are also permitted, if their risk-based capital is in compliance with the then-applicable minimum requirements, to make additional loans in an amount not exceeding 50% of their risk-based capital to service corporations of which they own more than 10% of the stock. Any failure to meet their minimum capital requirements may disallow any such additional investment authority. The TCF Savings Banks are in compliance with all limitations on certain investments requirements.

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

LOANS-TO-ONE BORROWER RESTRICTION

    Under FIRREA, all loans to a single borrower or to related borrowers are generally limited to 15% of an institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. In addition, institutions which meet their fully phased-in capital requirements are permitted under FIRREA to make loans to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the institution's unimpaired capital and unimpaired surplus, subject to certain conditions and other limitations. The OTS applies a definition of unimpaired capital and unimpaired surplus in determining the maximum loans-to-one borrower permitted for thrift institutions which is generally the same as the definition employed by the OCC. All of the TCF Savings Banks are in compliance with applicable loans-to-one borrower limitations. Such limitations are not expected to have a material effect on TCF's lending activities.

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

    A qualifying savings institution may elect annually to compute its allowable additions to bad debt reserves under either the percentage of taxable income method or the experience method. The percentage of taxable income method of calculating bad debt reserves limits the applicable percentage deduction to 8% of taxable income and cannot cause the reserves to exceed 6% of qualifying loans at the end of the taxable year. TCF Minnesota and TCF Illinois currently use the percentage of taxable income method to calculate additions to the tax bad debt reserves. TCF Wisconsin and Great Lakes currently use the experience method to calculate additions to tax bad debt reserves.

    IRS AUDIT HISTORY

    The consolidated tax returns for the years ended 1992 through 1994 have been reviewed by the IRS. The IRS had proposed certain immaterial adjustments which TCF agreed to in November 1995.

The consolidated tax returns for the years ended 1979 through 1982 have been reviewed by the IRS. The IRS had proposed certain adjustments. In October 1992, the Joint Committee of Congress approved a settlement agreement between TCF and the IRS. The settlement allowed a loss deduction on the sale of mortgage loans which the IRS had contended should be disallowed. The settlement also allowed, based on a tax court ruling, certain tax bad debt losses that were not previously deducted in TCF's tax returns. The allowance of the bad debt deductions created a $2.8 million net operating loss benefit during 1992.

    See "Financial Review -- Results of Operations -- Income Taxes" on page  31,
Note  1 of Notes to Consolidated Financial Statements on pages 46 through 48 and
Note 14 of Notes to Consolidated Financial Statements on page 58 of TCF's 1995 Annual Report, incorporated herein by reference, for additional information regarding TCF's income taxes.

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

    TCF and its subsidiaries that operate in Illinois are subject to Illinois state taxation. The Illinois corporate tax rate is 7.3%. Illinois corporate income or loss is apportioned in a similar manner to Minnesota. For all TCF entities operating in Illinois, except the TCF Savings Banks and Consumer Finance Subsidiaries, the three-factor apportionment method is used. For the TCF Savings Banks and Consumer Finance Subsidiaries, income is allocated using only the sales factor in accordance with Illinois financial organization tax law.

    TCF and its subsidiaries that operate in Wisconsin are subject to Wisconsin state taxation. The Wisconsin state tax rate is 7.9%, and is computed on a separate company basis. For all TCF entities operating in Wisconsin, except the TCF Savings Banks, the three-factor apportionment method is used. For the TCF Savings Banks, income is allocated using only the sales and payroll factors in accordance with Wisconsin financial organization tax law.

    TCF and its subsidiaries that operate in Michigan are subject to Michigan state taxation. The corporate tax rate in Michigan is 2.30% and is computed on taxable business activity in Michigan. For all TCF entities operating in Michigan, except for the TCF Savings Banks, the three-factor apportionment method is used. For the TCF Savings Banks, income is allocated using only the sales factor in accordance with Michigan financial organization tax law.

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

ITEM 2.  PROPERTIES

OFFICES

    At December 31, 1995, TCF owned the buildings and land for 112 of its bank branch offices, owned the buildings but leased the land for 5 of its bank branch offices and leased the remaining 68 bank branch offices. The properties related to the bank branch offices owned by TCF, including vacant land upon which permanent offices may be constructed, had a depreciated cost of approximately $79.4 million at December 31, 1995. At December 31, 1995, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $6.9 million. See Note 9 of Notes to Consolidated Financial
Statements on page 54 of TCF's 1995 Annual Report, incorporated herein by reference.

    Leases for TCF's offices expire at various dates, with most leases expiring during the period from 1996 through 2005.

    The following table sets forth the net book value of the bank branch offices owned and leasehold improvements on bank branch properties leased by TCF at December 31, 1995:

                                                      AT DECEMBER 31, 1995
                                                      --------------------
                                                          (DOLLARS IN
                                                           THOUSANDS)
Offices in Minnesota:
  Minneapolis (home office).........................       $    7,689
  Minneapolis/St. Paul area (51 offices)............           19,504
  Greater Minnesota area (16 offices)...............            3,591
                                                             --------
    Total Minnesota (68 offices)....................           30,784
                                                             --------
Offices in Illinois:
  Chicago area (22 offices).........................            7,768
  Rockford area (5 offices).........................            1,168
  Joliet area (3 offices)...........................              580
                                                             --------
    Total Illinois (30 offices).....................            9,516
                                                             --------
Offices in Wisconsin:
  Milwaukee area (14 offices).......................            6,740
  Southeast area (8 offices)........................            6,082
  Fox Valley area (4 offices).......................            1,921
  Madison area (2 offices)..........................              308
                                                             --------
    Total Wisconsin (28 offices)....................           15,051
                                                             --------
Offices in Michigan:
  Ann Arbor (home office)...........................            8,864
  Macomb/Oakland region (15 offices)................            4,485
  Northeast region (12 offices).....................            3,663
  Southeast region (13 offices).....................            3,573
  West region (13 offices)..........................            4,362
                                                             --------
    Total Michigan (54 offices).....................           24,947
                                                             --------
Offices in Ohio (5 offices).........................            5,963
                                                             --------
    Total...........................................       $   86,261
                                                             --------
                                                             --------

    In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $4 million at December 31, 1995.

COMPUTER EQUIPMENT

    TCF maintains depositor and borrower customer files on a batch and/or on-line basis, utilizing an IBM computer system. TCF's general ledger accounting and information reporting systems are generally maintained on the mainframe computer. The net book value of all computer equipment was $13.8 million at December 31, 1995. TCF also leases a variety of data processing equipment at a total annual rental of $1.7 million.

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

    As previously disclosed, the SEC has concluded an investigation, in which the Company fully cooperated, concerning the appropriateness of the timing of loan and real estate provisions taken by TCF in the second quarter of 1990. In 1994, TCF initiated discussions with the SEC Staff to ascertain whether the proceedings could be settled on a mutually acceptable basis. For purposes of settling this matter and without admitting or denying the SEC allegations, the Company has agreed to the entry of an administrative cease-and-desist order with respect to the financial reporting provisions of Sections 13(a) and 13(b)(2)(A) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. The order states that losses or reserves recognized or taken on certain real estate assets in the second quarter of 1990 should have been recognized or taken during the preceding three quarters. The order does not concern any matters occurring later than the second quarter of 1990 and does not require any restatement of prior period financial statements by TCF. In August 1995, the order was approved. TCF is of the view that the resolution of the matter on this basis does not have a material effect on TCF's overall financial condition, operations or profitability.

    On November 2, 1993, TCF filed a complaint in the United States Court of Federal Claims seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. TCF's claim is based on the government's breach of contract in connection with TCF's acquisitions of certain savings institutions prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), which contracts allowed TCF to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. Because TCF's suit has been stayed pending final appellate resolution of another case addressing the government's liability for breach of supervisory goodwill contracts (the WINSTAR case, discussed below) the United States has not yet answered TCF's complaint. TCF's complaint involves approximately $80.3 million in supervisory goodwill.

    In August 1995, Great Lakes filed with the United States Court of Federal Claims a complaint seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. Great Lakes' claim is based on the government's breach of contract in connection with Great Lakes' acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which contracts allowed Great Lakes to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. The United States has not yet answered Great Lakes' complaint, and the Court has entered a stay of proceedings pending final appellate resolution of the WINSTAR case, discussed below. Great Lakes' complaint involves approximately $87.3 million in supervisory goodwill.

    On August 30, 1995, the United States Court of Appeals for the Federal Circuit (the court of appeals which hears appeals from decisions of the Court of Federal Claims), sitting EN BANC, issued a decision affirming the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases. WINSTAR CORP. V. UNITED STATES. 64 F.3d 1531 (Fed. Cir. 1995). In rejecting the United States consolidated appeal from the Court of Federal Claims' decisions, the Federal Circuit held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. The United States sought and was granted review by the United States Supreme Court of the Federal Circuit decision in WINSTAR. The Supreme Court is expected to issue a ruling in WINSTAR in 1996.

    There can be no assurance that the U.S. Supreme Court will uphold the liability determination in WINSTAR or, even if it does uphold WINSTAR, that a similar result would be obtained in the actions filed by TCF and Great Lakes. There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF or Great Lakes or, even if a determination favorable to TCF or Great Lakes is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF's or Great Lakes' claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    TCF's common stock trades on the New York Stock Exchange under the symbol "TCB." The following table sets forth the high and low prices and dividends declared for TCF's common stock. The stock prices represent the high and low sale prices for the common stock on the New York Stock Exchange Composite Tape, as reported by THE WALL STREET JOURNAL. The stock prices and dividends declared for TCF's common stock have been restated giving retroactive effect to TCF's November 30, 1995 two-for-one stock split. See Note 15 of Notes to Consolidated Financial Statements on pages 58 and 59 of TCF's 1995 Annual Report, incorporated herein by reference.

                                                     DIVIDENDS
                              HIGH         LOW       DECLARED
                           ----------   ----------   --------
1995:
  First Quarter..........  $  21 5/8    $  18 9/16   $ .125
  Second Quarter.........     24 1/16      21 1/4      .15625
  Third Quarter..........     29 7/8       23 1/2      .15625
  Fourth Quarter.........     33 3/8       28 1/2      .15625
1994:
  First Quarter..........  $  17 1/8    $  14 1/4    $ .125
  Second Quarter.........     17 15/16     15          .125
  Third Quarter..........     21 9/16      17          .125
  Fourth Quarter.........     21 1/4       17 11/16    .125

    As of March 8, 1996, there were approximately 9,000 record holders of TCF's common stock.

    The Board of Directors of TCF has not adopted a formal dividend policy. The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from its direct subsidiaries, including TCF
Minnesota and Great Lakes), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. OTS regulations limit the amount of dividends TCF Minnesota and Great Lakes may pay on its capital stock. Restrictions on the ability of TCF Minnesota and Great Lakes to pay cash dividends or possible diminished earnings of the other direct and indirect subsidiaries of the Holding Company may limit the ability of the Holding Company to pay dividends in the future to holders of its common stock. See "REGULATION -- Recent Developments," "REGULATION -- Regulatory Capital Requirements," "REGULATION -- Restrictions on Distributions" and Note 15 of Notes to Consolidated Financial Statements on pages 58 and 59 of TCF's 1995 Annual Report, incorporated herein by reference. Federal income tax rules may also limit dividend payments under certain circumstances. See "TAXATION," and
Note 15 of Notes to Consolidated Financial Statements on pages 58 and 59 of TCF's 1995 Annual Report, incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table summarizes selected consolidated financial data of TCF and its subsidiaries, and should be read in conjunction with the Consolidated Financial Statements and related notes appearing on pages 40 through 71 of TCF's 1995 Annual Report, incorporated herein by reference.

                                                                   YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                             1995            1994            1993            1992            1991
                                        --------------  --------------  --------------  --------------  --------------
                                                            (IN THOUSANDS, EXCEPT PER-SHARE DATA)
OPERATING DATA:
  Interest income.....................  $     607,690   $     552,482   $     558,645   $     630,442   $     733,234
  Interest expense....................        288,492         273,330         297,449         383,170         503,260
                                        --------------  --------------  --------------  --------------  --------------
  Net interest income.................        319,198         279,152         261,196         247,272         229,974
  Provision for credit losses.........         15,212          10,802          35,118          40,663          56,103
                                        --------------  --------------  --------------  --------------  --------------
    Net interest income after
     provision for credit losses......        303,986         268,350         226,078         206,609         173,871
  Gain (loss) on sale of loans,
   mortgage-backed securities and
   investments, net...................        (21,037)        --              --                  832           3,074
  Gain (loss) on sale of securities
   available for sale, net............           (190)            981          10,182           6,395           5,656
  Gain on sale of loan servicing,
   net................................          1,535           2,353             137         --                4,732
  Gain on sale of branches, net.......          1,103         --              --                5,199           1,971
  Other non-interest income...........        131,365         121,885         128,686         113,098          99,471
  Provision for real estate losses....          1,804           4,022          10,308          21,881          17,358
  Amortization of goodwill and other
   intangibles........................          3,163           3,282           2,981           3,854           4,083
  Merger-related expenses.............         21,733         --                5,494         --              --
  Cancellation cost on early
   termination of interest-rate
   exchange contracts.................          4,423         --              --              --              --
  Other non-interest expense..........        286,210         269,680         254,175         238,504         232,452
                                        --------------  --------------  --------------  --------------  --------------
    Income before income tax expense
     and extraordinary items..........         99,429         116,585          92,125          67,894          34,882
    Income tax expense................         37,778          46,402          36,797          15,906          15,885
                                        --------------  --------------  --------------  --------------  --------------
  Income before extraordinary items...         61,651          70,183          55,328          51,988          18,997
  Extraordinary items, net............           (963)        --                 (157)            339             720
                                        --------------  --------------  --------------  --------------  --------------
    Net income........................         60,688          70,183          55,171          52,327          19,717
  Dividends on preferred stock........            678           2,710           2,769           2,911           2,728
                                        --------------  --------------  --------------  --------------  --------------
      Net income available to common
       shareholders...................  $      60,010   $      67,473   $      52,402   $      49,416   $      16,989
                                        --------------  --------------  --------------  --------------  --------------
                                        --------------  --------------  --------------  --------------  --------------
  Per common share:
    Income before extraordinary
     items............................  $        1.71   $        1.95   $        1.53   $        1.51   $         .59
    Extraordinary items...............           (.03)        --              --                  .01             .03
                                        --------------  --------------  --------------  --------------  --------------
    Net income........................  $        1.68   $        1.95   $        1.53   $        1.52   $         .62
                                        --------------  --------------  --------------  --------------  --------------
                                        --------------  --------------  --------------  --------------  --------------
  Dividends declared..................  $      .59375   $         .50   $      .34375   $       .2375   $         .20
                                        --------------  --------------  --------------  --------------  --------------
                                        --------------  --------------  --------------  --------------  --------------
  Average common and common equivalent
   shares outstanding.................         35,686          34,527          34,150          32,571          27,349
                                        --------------  --------------  --------------  --------------  --------------
                                        --------------  --------------  --------------  --------------  --------------

                                                                       AT DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                             1995            1994            1993            1992            1991
                                        --------------  --------------  --------------  --------------  --------------
                                                            (IN THOUSANDS, EXCEPT PER-SHARE DATA)
FINANCIAL CONDITION DATA:
  Total assets........................  $   7,239,911   $   7,845,588   $   7,630,654   $   7,774,537   $   7,831,296
  Investments (1).....................         64,345         283,104         299,432         356,918         515,544
  Securities available for sale.......      1,201,490         138,430          10,003         399,006         152,184
  Loans held for sale.................        242,413         201,511         444,780         308,651         239,746
  Mortgage-backed securities held to
   maturity...........................        --            1,601,200       1,751,916       1,670,164       1,601,659
  Loans...............................      5,277,101       5,118,381       4,665,567       4,516,982       4,826,954
  Goodwill............................         11,503          13,355          14,549          16,446          21,593
  Deposits............................      5,191,552       5,399,718       5,695,928       5,683,130       5,905,124
  Federal Home Loan Bank advances.....        893,587       1,354,663         945,492       1,018,725       1,083,427
  Other borrowings....................        547,857         530,332         467,875         599,900         433,559
  Stockholders' equity................        527,675         475,469         428,065         375,495         286,225
  Tangible net worth..................        516,172         462,114         413,516         359,049         264,632
  Book value per common share.........          14.82           13.44           12.10           11.03            9.99
  Tangible book value per common
   share..............................          14.50           13.04           11.67           10.51            9.16

                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                             1995            1994            1993            1992            1991
                                        --------------  --------------  --------------  --------------  --------------
KEY RATIOS AND OTHER DATA:
  Net interest margin.................           4.61%           3.96%           3.69%           3.43%           3.02%
  Net interest rate spread during the
   period.............................           4.16            3.65            3.44            3.25            2.91
  Return on average assets............            .82             .93             .73             .68             .24
  Return on average common equity.....          12.71           15.95           13.95           15.67            6.75
  Average total equity to average
   assets.............................           6.59            5.95            5.28            4.39            3.41
  Average interest-earning assets to
   average interest-bearing
   liabilities........................         110.76          107.85          105.98          103.24          101.63
  Common dividend payout ratio........          35.34%          25.64%          22.47%          15.63%          32.26%
  Number of full service bank
   offices............................            185             177             177             156             164

- --------------------------
(1) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity, securities purchased under resale agreements and FHLB stock.

    For additional information concerning yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and changes in net interest income, see "Financial Review -- Results of Operations -- Net Interest Income" on pages 24 through 28 of TCF's 1995 Annual Report, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Financial Review on pages 23 through 39 of TCF's 1995 Annual Report, presenting management's discussion and analysis of TCF's financial condition and results of operations, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report, Selected Quarterly Financial Data and Other Financial Data set forth on pages 40 through 75 of TCF's 1995 Annual Report are incorporated herein by reference. See Index to Consolidated Financial Statements on page 39 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers of TCF is set forth on pages 4 through 21 of TCF's definitive proxy statement dated March 22, 1996 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding compensation of directors and executive officers of TCF is set forth on pages 12 through 20 of TCF's definitive proxy statement dated March 22, 1996 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of TCF's common stock by TCF's directors, executive officers, and certain other shareholders is set forth on pages 9 through 11 of TCF's definitive proxy statement dated March 22, 1996 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between TCF and management is set forth on pages 16 and 21 of TCF's definitive proxy statement dated March 22, 1996 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

    1.  Financial Statements

        See Index to Consolidated Financial Statements on page 39 of this report.

    2.  Financial Statement Schedules

        All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto or is not applicable.

    3.  Exhibits

        See Index to Exhibits on page 39 of this report.

(B) REPORTS ON FORM 8-K

    A Current Report on Form 8-K, dated October 16, 1995, was filed in connection with TCF's declaration of a two-for-one stock split in the form of a 100% common stock dividend payable November 30, 1995 to stockholders of record as of November 10, 1995. A Current Report on Form 8-K, dated October 26, 1995, was filed in connection with TCF's announcement that it will exercise its right of redemption on its $34.5 million of 10% Subordinated Capital Notes due 2002 on December 1, 1995. A Current Report on Form 8-K, dated January 5, 1996, was filed in connection with TCF's announcement that it has authorized the repurchase of up to 5% of the Company's outstanding shares through open market or privately negotiated transactions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TCF FINANCIAL CORPORATION
                                          Registrant

                                          By        /s/ WILLIAM A. COOPER

                                             -----------------------------------
                                                      William A. Cooper
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER

Dated: March 29, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                           TITLE                           DATE
- --------------------------------------------------  -----------------------------------------  ------------------

              /s/ WILLIAM A. COOPER
     ---------------------------------------        Chairman of the Board, Chief Executive
                William A. Cooper                    Officer and Director                          March 29, 1996

               /s/ THOMAS A. CUSICK
     ---------------------------------------        Vice Chairman of the Board and Director
                 Thomas A. Cusick                                                                  March 29, 1996

               /s/ ROBERT E. EVANS
     ---------------------------------------        Vice Chairman of the Board and Director
                 Robert E. Evans                                                                   March 29, 1996

               /s/ LYNN A. NAGORSKE
     ---------------------------------------        President and Chief Operating Officer and
                 Lynn A. Nagorske                    Director                                      March 29, 1996

              /s/ ROBERT J. DELONIS
     ---------------------------------------        Chairman of the Board of Great Lakes
                Robert J. Delonis                    Bancorp and Director                          March 29, 1996

               /s/ RONALD J. PALMER                 Executive Vice President, Chief Financial
     ---------------------------------------         Officer and Treasurer (Principal
                 Ronald J. Palmer                    Financial Officer)                            March 29, 1996

                 /s/ MARK R. LUND                   Senior Vice President, Assistant
     ---------------------------------------         Treasurer and Controller (Principal
                   Mark R. Lund                      Accounting Officer)                           March 29, 1996

                       NAME                                           TITLE                           DATE
- --------------------------------------------------  -----------------------------------------  ------------------

              /s/ BRUCE G. ALLBRIGHT
     ---------------------------------------        Director
                Bruce G. Allbright                                                                 March 29, 1996

              /s/ RUDY E. BOSCHWITZ
     ---------------------------------------        Director
                Rudy E. Boschwitz                                                                  March 29, 1996

            /s/ JOHN M. EGGEMEYER, III
     ---------------------------------------        Director
              John M. Eggemeyer, III                                                               March 29, 1996

              /s/ LUELLA G. GOLDBERG
     ---------------------------------------        Director
                Luella G. Goldberg                                                                 March 29, 1996

                /s/ DANIEL F. MAY
     ---------------------------------------        Director
                  Daniel F. May                                                                    March 29, 1996

              /s/ THOMAS J. MCGOUGH
     ---------------------------------------        Director
                Thomas J. McGough                                                                  March 29, 1996

              /s/ MARK K. ROSENFELD
     ---------------------------------------        Director
                Mark K. Rosenfeld                                                                  March 29, 1996

                /s/ RALPH STRANGIS
     ---------------------------------------        Director
                  Ralph Strangis                                                                   March 29, 1996

                /s/ RONALD A. WARD
     ---------------------------------------        Director
                  Ronald A. Ward                                                                   March 29, 1996

     ---------------------------------------        Director
                   Roy E. Weber                                                                    March 29, 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    The following consolidated financial statements of TCF and its subsidiaries, included in TCF's 1995 Annual Report, are incorporated herein by reference in this report:

                                                                                        PAGE
                                                                                       IN 1995
DESCRIPTION                                                                         ANNUAL REPORT
- -------------------------------------------------------------------------------  -------------------
Independent Auditors' Report...................................................              71
Consolidated Statements of Financial Condition at December 31, 1995 and 1994...              40
Consolidated Statements of Operations for each of the years in the three-year
 period ended December 31, 1995................................................              41
Consolidated Statements of Cash Flows for each of the years in the three-year
 period ended December 31, 1995................................................              42
Consolidated Statements of Stockholders' Equity for each of the years in the
 three-year period ended December 31, 1995.....................................              44
Notes to Consolidated Financial Statements.....................................              46
Selected Quarterly Financial Data (unaudited)..................................              72
Other Financial Data...........................................................              74

                               INDEX TO EXHIBITS

 EXHIBIT NO.                                              DESCRIPTION                                              PAGE NO.
- --------------  ------------------------------------------------------------------------------------------------     -----
         3(a)   Restated Certificate of Incorporation of TCF Financial Corporation, as
                amended.........................................................................................
         3(b)   Bylaws of TCF Financial Corporation, as amended.................................................
         4(a)   Rights Agreement, dated as of May 23, 1989, between TCF Financial Corporation and Manufacturers
                Hanover Trust Company [incorporated by reference to Exhibit 1 to TCF Financial Corporation's
                Registration Statement on Form 8-A, No. 0-16431 (filed May 25, 1989)], as amended October 1,
                1995 [incorporated by reference to Exhibit 4(a) to TCF Financial Corporation's Quarterly Report
                on Form 10-Q for the quarter ended September 30, 1995, No. 0-16431 (filed November 14, 1995)]
         4(b)   Indenture dated March 1, 1986 between Great Lakes Federal Savings Association and J. Henry
                Schroder Bank & Trust Company [incorporated by reference to Exhibit 4.4 to TCF Financial
                Corporation's Registration Statement on Form S-4, No. 33-56137 (filed December 12, 1994)], as amended by First Supplemental Indenture dated February 8, 1995..................................
         4(c)   Copies of instruments with respect to long-term debt will be furnished to the Securities and
                Exchange Commission upon request.

 EXHIBIT NO.                                              DESCRIPTION                                              PAGE NO.
- --------------  ------------------------------------------------------------------------------------------------     -----
        10(a)   Stock Option and Incentive Plan of TCF Financial Corporation, as amended [the Plan and First
                Amendment to the Plan incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's
                Registration Statement on Form S-4, No. 33-14203 (filed May 12, 1987), Second Amendment, Third
                Amendment and Fourth Amendment to the Plan incorporated by reference to Exhibit 10(a) to TCF
                Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987,
                No. 0-16431; Fifth Amendment to the Plan incorporated by reference to Exhibit 10(a) to TCF
                Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989,
                No. 0-16431; amendment dated January 21, 1991, incorporated by reference to Exhibit 10(a) to TCF
                Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990,
                No. 0-16431, and as further amended by amendment dated January 28, 1992 and amendment dated
                March 23, 1992 (effective April 15, 1992), incorporated by reference to Exhibit 10(a) to TCF
                Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991,
                No. 0-16431]
        10(b)   TCF Financial 1995 Incentive Stock Program, as amended October 1, 1995..........................
        10(c)   Amended and Restated TCF Financial Corporation Executive Deferred Compensation Plan
                [incorporated by reference to Plan filed with registrant's definitive proxy statement dated
                March 16, 1994, No. 0-16431]
        10(d)   Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan, as amended
                [the Trust Agreement incorporated by reference to Exhibit 10(c) to TCF Financial Corporation's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 0-16431; amendment effective April 1, 1991, incorporated by reference to Exhibit 10(c) to TCF Financial
                Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No.
                0-16431, and as further amended by amendment dated March 23, 1992, incorporated by reference to
                Exhibit 10(c) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, No. 0-16431]
        10(e)   Amended and Restated Employment Agreement of William A. Cooper, dated July 1, 1993 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1993, No. 0-16431]
        10(f)   Severance Agreement of Thomas A. Cusick, dated August 22, 1988 [incorporated by reference to
                Exhibit 19(c) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(f) to TCF Financial Corporation's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1990, No. 0-16431], as amended October 24, 1995..................
        10(g)   Severance Agreement of William E. Dove, dated August 22, 1988 [incorporated by reference to
                Exhibit 19(d) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(g) to TCF Financial Corporation's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1990, No. 0-16431], as amended October 24, 1995..................
        10(h)   Severance Agreement of Robert E. Evans, dated August 23, 1988 [incorporated by reference to
                Exhibit 19(e) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(h) to TCF Financial Corporation's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1990, No. 0-16431], as amended October 24, 1995..................

 EXHIBIT NO.                                              DESCRIPTION                                              PAGE NO.
- --------------  ------------------------------------------------------------------------------------------------     -----
        10(i)   Severance Agreement of Lynn A. Nagorske, dated August 22, 1988 [incorporated by reference to
                Exhibit 19(f) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(i) to TCF Financial Corporation's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1990, No. 0-16431], as amended October 24, 1995..................
        10(j)   Severance Agreement of Gregory J. Pulles, dated August 23, 1988 [incorporated by reference to
                Exhibit 19(g) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(j) to TCF Financial Corporation's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1990, No. 0-16431], as amended October 24,
                1995............................................................................................
        10(k)   Severance Agreement of James E. Tuite, dated August 23, 1988 [incorporated by reference to
                Exhibit 19(i) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(l) to TCF Financial Corporation's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1990, No. 0-16431], as amended October 24, 1995..................
        10(l)   Severance Agreement of Neil I. Whitehouse, dated August 23, 1988 [incorporated by reference to
                Exhibit 19(j) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1988, No. 0-16431] and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1990, No. 0-16431]
        10(m)   Severance Agreement of Barry N. Winslow, dated December 30, 1988 and amendment thereto dated
                December 4, 1990 [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431], as amended
                October 24, 1995................................................................................
        10(n)   Supplemental Employee Retirement Plan, as amended [the Plan, as amended by amendment dated
                September 21, 1989 (effective January 1, 1990) incorporated by reference to Exhibit 10(n) to TCF
                Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989,
                No. 0-16431; amendment dated July 31, 1990 (effective August 31, 1990) incorporated by reference to Exhibit 10(o) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431; amendment dated June 26, 1994 incorporated by reference to
                Exhibit 10(n) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, No. 0-16431]
        10(o)   Trust Agreement for TCF Financial Corporation Supplemental Employee Retirement Plan, dated
                August 21, 1991 [incorporated by reference to Exhibit 10.16 to TCF Financial Corporation's
                Registration Statement on Form S-2, filed November 15, 1991, No. 33-43988]

 EXHIBIT NO.                                              DESCRIPTION                                              PAGE NO.
- --------------  ------------------------------------------------------------------------------------------------     -----
        10(p)   TCF Financial Corporation Senior Officer Deferred Compensation Plan [the Plan incorporated by reference to Exhibit 10(o) to TCF Financial Corporation's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1989, No. 0-16431; amendment effective April 1, 1991, incorporated by reference to Exhibit 10(p) to TCF Financial Corporation's Annual Report on Form
                10-K for the fiscal year ended December 31, 1990, No. 0-16431; amendments dated June 26, 1994,
                December 18, 1994 and January 23, 1995 incorporated by reference to Exhibit 10(p) to TCF
                Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994,
                No. 0-16431]
        10(q)   Trust Agreement for TCF Financial Corporation Senior Officer Deferred Compensation Plan
                [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation's Annual Report on Form
                10-K for the fiscal year ended December 31, 1989, No. 0-16431; amendment effective April 1,
                1991, incorporated by reference to Exhibit 10(q) to TCF Financial Corporation's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431; amendment dated December 18,
                1994 incorporated by reference to Exhibit 10(q) to TCF Financial Corporation's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1994, No. 0-16431]
        10(r)   Directors Stock Program [incorporated by reference to Program filed with registrant's definitive proxy statement dated March 22, 1996]
        10(s)   Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 16, 1994, No. 0-16431] and 1995 Plan Acknowledgment......
        10(t)   1996 Performance-Based Incentive Policy [incorporated by reference to Policy filed with registrant's definitive proxy statement dated March 22, 1996] and 1996 Management Incentive
                Plan-Executive..................................................................................
        10(u)   Supplemental Pension Agreement with James E. Tuite, dated June 27, 1991 [incorporated by reference to Exhibit 10.21 to TCF Financial Corporation's Registration Statement on Form S-4,
                No. 33-57290 (filed January 22, 1993)]
        10(v)   Supplemental Pension Agreement with Robert E. Evans, dated July 9, 1991 [incorporated by reference to Exhibit 10.22 to TCF Financial Corporation's Registration Statement on Form S-4,
                No. 33-57290 (filed January 22, 1993)]
        10(w)   Employment Agreement of Robert J. Delonis, dated February 9, 1995 [incorporated by reference to
                Exhibit 10(v) to TCF Financial Corporation's Annual Report on Form 10-K, No. 0-16431 (filed
                March 30, 1995)], as amended December 18, 1995..................................................
        10(x)   TCF Directors Deferred Compensation Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 15, 1995, No. 0-16431]
        10(y)   TCF Directors Retirement Plan dated October 24, 1995............................................
        11      Statement regarding computation of earnings per common share....................................
        13      TCF Financial Corporation 1995 Annual Report....................................................
        21      Subsidiaries of TCF Financial Corporation (as of March 19, 1996)................................
        24      Consent of KPMG Peat Marwick LLP dated March 29, 1996...........................................
        27.1    Financial Data Schedule.........................................................................
        27.2    Financial Data Schedule.........................................................................
        27.3    Financial Data Schedule.........................................................................