Form 10-Q
period 1996-03-31
TCF FINANCIAL CORP
filed 1996-05-15
CIK 814184

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

                [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                           For the quarterly period ended
                                    March 31, 1996

                                          or

                [ ]  Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


                                  __________________

                                   Commission File
                                     No. 0-16431

                                  __________________


                             TCF FINANCIAL CORPORATION
- -------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


          Delaware                                        41-1591444
- ------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         801 Marquette Avenue, Suite 302, Minneapolis, Minnesota 55402
         --------------------------------------------------------------
             (Address and Zip Code of principal executive offices)


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

                Yes    X                       No
                     -----                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
           Class                                  April 30, 1996
- ----------------------------                    -----------------
Common Stock, $.01 par value                    35,393,765 shares

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                        INDEX

Part I.  Financial Information                                            Pages
                                                                          -----
              Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition
                   at March 31, 1996 and December 31, 1995. . . . . .        3

                 Consolidated Statements of Operations for the
                   Three Months Ended March 31, 1996 and 1995 . . . .        4

                 Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 1996 and 1995 . . . .        5

                 Consolidated Statements of Stockholders' Equity for
                   the Year Ended December 31, 1995 and for the
                   Three Months Ended March 31, 1996. . . . . . . . .        6

                 Notes to Consolidated Financial Statements . . . . .        7

              Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations for the Three
                       Months Ended March 31, 1996 and 1995 . . . . .       8-26

                 Supplementary Information. . . . . . . . . . . . . .      27-28

Part II.  Other Information

              Items 1-6. . . . . . . . . . . . . . . . . . . . . . . .       29

Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .       32

                        PART I - FINANCIAL INFORMATION

                         ITEM 1.  Financial Statements

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                 (Dollars in thousands, except per-share data)
                                   (Unaudited)

                                                                At             At
                                                             March 31,     December 31,
                        ASSETS                                 1996           1995
                                                             ----------    ------------
Cash and due from banks                                      $  218,184     $  233,619
Interest-bearing deposits with banks                                451            533
U.S. Government and other marketable securities
   held to maturity (fair value of $3,789 and $3,716)             3,789          3,716
Federal Home Loan Bank stock, at cost                            54,962         60,096
Securities available for sale (amortized cost of
         $1,115,629 and $1,182,240)                           1,117,439      1,201,490
Loans held for sale                                             249,498        242,413
Loans:
         Residential real estate                              2,495,466      2,618,725
         Commercial real estate                                 951,922        970,763
         Commercial business                                    167,388        167,663
         Consumer                                             1,641,113      1,593,439
         Unearned discounts and deferred fees                   (80,966)       (73,489)
                                                             ----------     ----------
             Total loans                                      5,174,923      5,277,101
             Allowance for loan losses                          (66,779)       (65,695)
                                                             ----------     ----------
                 Net loans                                    5,108,144      5,211,406
Premises and equipment                                          120,619        120,763
Real estate:
         Total real estate                                       22,165         24,466
         Allowance for real estate losses                        (1,331)        (1,526)
                                                             ----------     ----------
             Net real estate                                     20,834         22,940
Accrued interest receivable                                      45,585         49,120
Due from brokers                                                      -          6,767
Goodwill                                                         11,227         11,503
Deposit base intangibles                                         12,399         12,918
Mortgage servicing rights                                        16,643         16,286
Other assets                                                     59,508         46,341
                                                             ----------     ----------
                                                             $7,039,282     $7,239,911
                                                             ----------     ----------
                                                             ----------     ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Checking                                            $1,122,726     $1,103,272
         Passbook and statement                                 868,321        841,115
         Money market                                           632,732        616,667
         Certificates                                         2,526,244      2,630,498
                                                             ----------     ----------
            Total deposits                                    5,150,023      5,191,552
                                                             ----------     ----------
Securities sold under repurchase agreements                     358,258        438,426
Federal Home Loan Bank advances                                 831,585        893,587
Subordinated debt                                                13,430         13,520
Collateralized obligations                                       41,170         41,391
Other borrowings                                                 24,444         54,520
                                                             ----------     ----------
           Total borrowings                                   1,268,887      1,441,444
ACCRUED INTEREST PAYABLE                                         15,035         14,905
ACCRUED EXPENSES AND OTHER LIABILITIES                           64,318         64,335
                                                             ----------     ----------
            Total liabilities                                 6,498,263      6,712,236
                                                             ----------     ----------
Stockholders' equity:
 Preferred stock, par value $.01 per share, 30,000,000
    shares authorized; none issued and outstanding                    -              -
 Common stock, par value $.01 per share, 70,000,000 shares
    authorized; 35,874,837 and 35,604,531 shares issued             359            356
 Additional paid-in capital                                     247,968        243,122
 Unamortized deferred compensation                              (11,204)       (11,195)
 Retained earnings, subject to certain restrictions             304,512        283,821
 Loan to Executive Deferred Compensation Plan                      (116)          (131)
 Unrealized gain on securities available for sale, net              901         11,702
 Treasury stock, at cost, 40,000 shares in 1996                  (1,401)             -
                                                             ----------     ----------
    Total stockholders' equity                                  541,019        527,675
                                                             ----------     ----------
                                                             $7,039,282     $7,239,911
                                                             ----------     ----------
                                                             ----------     ----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Operations
                     (In thousands, except per-share data)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                               -----------------------
                                                                 1996           1995
                                                               --------       --------
Interest income:
   Interest on loans                                           $122,850       $115,467
   Interest on loans held for sale                                4,574          3,966
   Interest on securities available for sale                     20,351          1,612
   Interest on investments                                        1,118          1,900
   Interest on mortgage-backed securities held to maturity            -         25,846
                                                               --------       --------
     Total interest income                                      148,893        148,791
                                                               --------       --------
Interest expense:
   Interest on deposits                                          44,696         48,305
   Interest on borrowings                                        19,743         24,838
                                                               --------       --------
   Total interest expense                                        64,439         73,143
                                                               --------       --------
    Net interest income                                          84,454         75,648
Provision for credit losses                                       2,802          6,688
                                                               --------       --------
    Net interest income after provision for credit losses        81,652         68,960
                                                               --------       --------
Non-interest income:
   Fee and service charge revenues                               22,600         20,753
   Data processing revenue                                        2,512          2,424
   Commissions on sales of annuities                              2,169          2,366
   Title insurance revenues                                       3,587          2,273
   Gain on sale of loans held for sale                            1,483            576
   Loss on sale of mortgage-backed securities                         -        (21,037)
   Gain (loss) on sale of securities available for sale              85           (250)
   Gain on sale of loan servicing                                     -            523
   Gain on sale of branches                                       1,245             42
   Other                                                          2,148          1,208
                                                               --------       --------
    Total non-interest income                                    35,829          8,878
                                                               --------       --------
Non-interest expense:
   Compensation and employee benefits                            36,434         35,653
   Occupancy and equipment                                       12,837         12,495
   Advertising and promotions                                     4,732          4,452
   Federal deposit insurance premiums and assessments             3,161          3,472
   Amortization of goodwill and other intangibles                   795            790
   Provision for real estate losses                                 448            163
   Merger-related expenses                                            -         21,733
   Cancellation cost on early termination of interest-rate
     exchange contracts                                               -          4,423
   Other                                                         17,399         13,979
                                                               --------       --------
   Total non-interest expense                                    75,806         97,160
                                                               --------       --------
    Income (loss) before income tax expense (benefit)
      and extraordinary item                                     41,675        (19,322)
INCOME TAX EXPENSE (BENEFIT)                                     15,388         (7,683)
                                                               --------       --------
   Income (loss) before extraordinary item                       26,287        (11,639)
Extraordinary item:
   Penalties on early repayment of FHLB advances, net of
    tax benefit of $578                                               -           (963)
                                                               --------       --------
   Net income (loss)                                             26,287        (12,602)
Dividends on preferred stock                                          -            678
                                                               --------       --------
   Net income (loss) available to common shareholders          $ 26,287       $(13,280)
                                                               --------       --------
                                                               --------       --------
Per common share:
   Income (loss) before extraordinary item                     $    .73       $   (.36)
   Extraordinary item                                                 -           (.03)
                                                               --------       --------
   Net income (loss)                                           $    .73       $   (.39)
                                                               --------       --------
                                                               --------       --------
   Dividends declared                                          $ .15625       $   .125
                                                               --------       --------
                                                               --------       --------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                  1996           1995
                                                               -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                            $    26,287    $   (12,602)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                  4,664          3,309
      Amortization of goodwill and other intangibles                   795            790
      Amortization of fees, discounts and premiums                     (45)          (365)
      Proceeds from sales of loans held for sale                   241,664         74,051
      Principal collected on loans held for sale                     2,908          2,778
      Originations and purchases of loans held for sale           (225,894)       (82,728)
      Net increase in other assets and liabilities,
       and accrued interest                                         (5,268)       (24,795)
      Provisions for credit and real estate losses                   3,250          6,851
      (Gain) loss on sale of securities available for sale             (85)           250
      Loss on sale of mortgage-backed securities                         -         21,037
      Gain on sale of branches                                      (1,245)           (42)
      Gain on sale of loan servicing                                     -           (523)
     Penalties on early repayment of borrowings                          -          1,541
      Cancellation cost on early termination of interest-rate
       exchange contracts                                                -          4,423
      Write-off of equipment                                             -         13,435
      Other, net                                                      (841)           890
                                                               -----------    -----------
       Total adjustments                                            19,903         20,902
                                                               -----------    -----------
         Net cash provided by operating activities                  46,190          8,300
                                                               -----------    -----------
Cash flows from investing activities:
   Proceeds from sales of mortgage-backed securities                     -        211,117
   Principal collected on mortgage-backed securities                     -         38,926
   Principal collected on loans                                    475,932        254,121
   Loan originations                                              (403,645)      (378,403)
Net decrease in interest-bearing deposits with banks                    82        188,361
   Proceeds from sales of securities available for sale             16,630         44,462
   Proceeds from maturities of and principal collected on
     securities available for sale                                  49,614         68,612
   Proceeds from redemption of FHLB stock                            6,902          8,838
   Net increase in short-term federal funds sold                         -         (3,100)
   Proceeds from sales of real estate                                8,392          2,423
   Payments for acquisition and improvement of real estate            (620)        (1,027)
   Proceeds from sales of loan servicing                                 -            631
   Purchases of premises and equipment                              (3,847)        (5,436)
   Sales of deposits, net of cash paid                             (24,198)        (9,160)
   Other, net                                                        1,011            320
                                                               -----------    -----------
     Net cash provided by investing activities                     126,253        420,685
                                                               -----------    -----------
Cash flows from financing activities:
  Net decrease in deposits                                         (16,323)       (19,097)
  Proceeds from securities sold under repurchase agreements
    and federal funds purchased                                  3,585,402      2,390,058
  Payments on securities sold under repurchase agreements
    and federal funds purchased                                 (3,670,570)    (2,354,028)
  Proceeds from FHLB advances                                      307,517        699,890
  Payments on FHLB advances                                       (369,519)    (1,176,910)
  Payments for termination of interest-rate exchange contracts           -         (4,581)
  Proceeds from other borrowings                                    85,262              -
  Payments on collateralized
     obligations and other borrowings                             (110,608)          (278)
  Proceeds from exercise of stock warrants and stock options         1,176         10,558
  Repurchases of common stock                                       (1,401)             -
  Other, net                                                         1,186          3,325
                                                               -----------    -----------
    Net cash used by financing activities                         (187,878)      (451,063)
                                                               -----------    -----------
Net decrease in cash and due from banks                            (15,435)       (22,078)
Cash and due from banks at beginning of period                     233,619        224,266
                                                               -----------    -----------
Cash and due from banks at end of period                       $   218,184    $   202,188
                                                               -----------    -----------
                                                               -----------    -----------
Supplemental disclosures of cash flow information:
       Cash paid for:
         Interest on deposits and borrowings                   $    64,079    $    78,231
                                                               -----------    -----------
                                                               -----------    -----------
         Income taxes                                          $    19,461    $     2,524
                                                               -----------    -----------
                                                               -----------    -----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                              (Dollars in thousands)
                                  (Unaudited)

                                                                                         Loan to    Unrealized
                                                                                         Executive     Gain
                                  Number                              Unamor-            Deferred   (Loss) on
                                  of                                  tized              Compen-    Securities
                                  Common    Pre-           Additional Deferred           sation     Available
                                  Shares    ferred  Common Paid-in    Compen-  Retained  Plan and   for Sale,   Treasury
                                  Issued    Stock   Stock  Capital    sation   Earnings  ESOP debt     Net      Stock      Total
                               ----------   ------  ------ ---------- -------- --------  ---------  ----------  --------   -----
Balance, December 31, 1994     34,172,346   $ 27    $342   $251,174   $ (6,986) $244,779  $(1,695)   $ (1,160)  $(11,012)  $475,469
 Net income                          -        -      -        -           -       60,688      -           -          -       60,688
 Dividends on preferred stock        -        -      -        -           -         (678)     -           -          -         (678)
 Dividends on common stock           -        -      -        -           -      (20,968)     -           -          -      (20,968)
 Purchase of 32,400 shares to
  be held in treasury                -        -      -        -           -         -         -           -         (824)      (824)
 Issuance of 308,400 shares
  of restricted stock, of
  which 304,400 shares were
  from treasury                     4,000     -      -        5,166    (10,628)     -         -           -        5,462       -
 Grant of 45,000 shares of
  restricted stock to
  outside directors                  -        -      -          369     (1,431)     -         -           -          -       (1,062)
 Issuance of 373,760 shares
  from treasury to effect
  merger with Great Lakes        (373,760)    -       (4)    (6,370)      -         -         -           -        6,374       -
 Issuance of shares to
  Dividend Reinvestment Plan          600     -       -          11       -         -         -           -          -           11
 Redemption of preferred stock       -       (27)     -     (27,073)      -         -         -           -          -      (27,100)
 Repurchase and cancellation
  of shares                        (2,676)    -       -         (52)      -         -         -           -          -          (52)
 Cancellation of shares of
   restricted stock                (9,089)    -       -        (175)       175      -         -           -          -         -
 Amortization of deferred
  compensation                       -        -       -       -          7,675      -         -           -          -        7,675
 Exercise of stock options        392,012     -        4      4,700       -         -         -           -          -        4,704
 Exercise of stock warrants     1,265,280     -       12     12,718       -         -         -           -          -       12,730
 Issuance of common stock on
  conversion of convertible
  debentures                      155,818     -        2      2,654       -         -         -           -          -        2,656
 Payments on Loan to Executive
  Deferred Compensation Plan         -        -       -       -           -         -          64         -          -           64
 Payments on Employee Stock
   Ownership Plan debt               -        -       -       -           -         -       1,500         -          -        1,500
 Change in unrealized gain
  (loss) on securities
  available for sale, net            -        -       -       -           -         -         -        12,862        -       12,862
                               ----------   ----    ----   --------   --------  --------  -------    --------   --------   --------
Balance, December 31, 1995     35,604,531     -      356    243,122    (11,195)  283,821     (131)     11,702        -      527,675
 Net income                          -        -       -       -           -       26,287      -           -          -       26,287
 Dividends on common stock           -        -       -       -           -       (5,596)     -           -          -       (5,596)
 Purchase of 40,000 shares to
  be held in treasury                -        -       -       -           -         -         -           -       (1,401)    (1,401)
 Issuance of shares of
  restricted stock                 33,400     -       -       2,354     (2,341)     -         -           -          -           13
 Cancellation of shares of
  restricted stock                (18,200)    -       -        (496)       496      -         -           -          -         -
 Amortization of deferred
  compensation                       -        -       -       -          1,836      -         -           -          -        1,836
 Exercise of stock options        249,826     -        3      2,898       -         -         -           -          -        2,901
 Issuance of common stock on
  conversion of convertible
  debentures                        5,280     -       -          90       -         -         -           -          -           90
 Payments on Loan to Executive
  Deferred Compensation Plan         -        -       -       -           -         -          15         -          -           15
 Change in unrealized gain
  (loss) on securities
  available for sale, net            -        -       -       -           -         -         -       (10,801)       -      (10,801)
                               ----------   ----    ----   --------   --------  --------  -------    --------   --------   --------
Balance, March 31, 1996        35,874,837   $ -     $359   $247,968   $(11,204) $304,512  $  (116)   $    901   $ (1,401)  $541,019
                               ----------   ----    ----   --------   --------  --------  -------    --------   --------   --------
                               ----------   ----    ----   --------   --------  --------  -------    --------   --------   --------

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

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation ("TCF" or the "Company"), which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1995 and for the year then ended. TCF is a holding company engaged primarily in retail community banking and consumer finance lending through its wholly owned savings bank subsidiaries, TCF Bank Minnesota fsb ("TCF Minnesota") and Great Lakes Bancorp, A Federal Savings Bank ("Great Lakes"). TCF Bank Illinois fsb ("TCF Illinois") and TCF Bank Wisconsin fsb ("TCF Wisconsin") are wholly owned subsidiaries of TCF Minnesota. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. For consolidated statements of cash flows purposes, cash and cash equivalents include cash and due from banks.

(2)        Earnings Per Common Share

           The weighted average number of common and common equivalent shares outstanding used to compute earnings per common share were 35,986,216 and 34,345,982 for the three months ended March 31, 1996 and 1995, respectively. The effect of outstanding stock options and common stock warrants is excluded from the 1995 earnings per common share computation as the effect is antidilutive.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

             Item 2. - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

RESULTS OF OPERATIONS

TCF reported record net income of $26.3 million for the first quarter of 1996, compared with a net loss of $12.6 million for the same 1995 period. Net income available to common shareholders for the first three months of 1996 was $26.3 million, or 73 cents per common share, compared with a net loss available to common shareholders of $13.3 million, or 39 cents per common share, for the first quarter of 1995.

TCF's 1995 first quarter results included certain merger-related charges incurred in connection with TCF's February 8, 1995 acquisition of Great Lakes. On an after-tax basis, these merger-related charges totaled $32.8 million, or 95 cents per common share for the first quarter of 1995.

TCF's 1996 first quarter results of operations show continued improvement in the Company's core operating earnings. Net income for the first quarter of 1996 was $26.3 million, or 73 cents per common share, up 29.9% from $20.2 million, or 56 cents per common share, excluding the $32.8 million in after-tax merger-related charges for the same 1995 period. Return on average assets was a record 1.48% for the first quarter of 1996, compared with 1.08% before merger-related charges for the same 1995 period. On the same basis, return on average realized common equity was 19.97% for the first three months of 1996, compared with 17.43% for the first quarter of 1995.

There are many uncertainties that may make TCF's historical performance an unreliable indicator of its future performance. Forward-looking information, including projections of future performance, is subject to numerous possible adverse developments. These include, but are not limited to, the possibility of adverse economic developments which may increase default and delinquency risks in TCF's loan portfolios, and in particular its growing consumer finance portfolios; shifts in interest rates which may result in shrinking interest rate margins; deposit outflows; interest rates on competing investments; demand for financial services and loan products; changes in accounting policies or guidelines, monetary and fiscal policies of the Federal government; changes in the quality or composition of TCF's loan and investment portfolios; or other significant uncertainties. In addition, federal legislation has been proposed that would significantly affect the banking industry.
See "- Non-Interest Expense."

Net Interest Income
- -------------------

Net interest income for the first quarter of 1996 was a record $84.5 million, up 11.6% from $75.6 million for the first quarter of 1995. The net interest margin for the first quarter of 1996 was a record 5.06%, up from 4.31% for the same 1995 period. TCF's net interest income and net interest margin increased primarily due to increased yields and growth of consumer loans, the November 30, 1995 redemption of $34.5 million of 10% subordinated capital notes, the favorable impact of the 1995 Great Lakes merger-related restructuring activities, and increased capital.

If variable index rates (e.g., prime) were to decline, TCF may experience compression of its net interest margin depending on the timing and amount of any reductions, as it is likely that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as home equity loans. In addition, competition for checking, savings and money market deposits, an important source of lower cost funds for TCF, has intensified among depository and other financial institutions. TCF may experience compression in its net interest margin if the rates paid on deposits increase. Changes in net interest income are dependent upon the movement of interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. See "Asset/Liability Management - Interest-Rate Risk" and "Financial Condition - Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the first quarter of 1996 as compared to the same period last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                      Three Months Ended
                                                        March 31, 1996
                                                  Versus Same Period in 1995
                                              ---------------------------------
                                                  Increase (Decrease) Due to
                                              ---------------------------------
(In thousands)                                 Volume       Rate        Total
                                              --------     -------     --------
Securities available for sale                 $ 18,757     $   (18)    $ 18,739
                                              --------     -------     --------
Loans held for sale                              1,079        (471)         608
                                              --------     -------     --------
Mortgage-backed securities held to maturity    (25,846)         -       (25,846)
                                              --------     -------     --------
Loans:
  Residential real estate                       (2,607)      1,915         (692)
  Commercial real estate                          (650)        100         (550)
  Commercial business                             (400)       (363)        (763)
  Consumer                                       7,195       2,193        9,388
                                              --------     -------     --------
    Total loans                                  3,538       3,845        7,383
                                              --------     -------     --------
Investments:
  Interest-bearing deposits with banks            (231)        (11)        (242)
       Federal funds sold                          (85)         (8)         (93)
  U.S. Government and other marketable
    securities held to maturity                      3          (5)          (2)
  FHLB stock                                      (447)          2         (445)
                                              --------     -------     --------
    Total investments                             (760)        (22)        (782)
                                              --------     -------     --------
      Total interest income                     (3,232)      3,334          102
                                              --------     -------     --------
Deposits:
  Checking                                        (105)       (384)        (489)
       Passbook and statement                     (420)       (738)      (1,158)
  Money market                                    (524)       (716)      (1,240)
  Certificates                                  (2,179)      1,457         (722)
                                              --------     -------     --------
    Total deposits                              (3,228)       (381)      (3,609)
                                              --------     -------     --------
Borrowings:
  Securities sold under repurchase agreements    1,400        (834)         566
       FHLB advances                            (3,664)     (1,311)      (4,975)
  Subordinated debt                             (1,128)        216         (912)
       Collateralized obligations                  (12)        (77)         (89)
  Other borrowings                                 300          15          315
                                              --------     -------     --------
    Total borrowings                            (3,104)     (1,991)      (5,095)
                                              --------     -------     --------
      Total interest expense                    (6,332)     (2,372)      (8,704)
                                              --------     -------     --------
Net interest income                           $  3,100     $ 5,706     $  8,806
                                              --------     -------     --------
                                              --------     -------     --------

Provisions for Credit and Real Estate Losses
- ---------------------------------------------

TCF provided $2.8 million for credit losses in the first quarter of 1996, compared with $6.7 million for the same prior-year period. The provision for credit losses in the first quarter of 1995 includes $5 million in merger-related provisions, which were established to conform Great Lakes' credit loss reserve practices and methods to those of TCF and to allow for the accelerated disposition of Great Lakes' remaining problem assets. The provision for real estate losses for the first quarter of 1996 was $448,000, compared with $163,000 for the same prior-year period.

TCF's lending activities reflect its community banking philosophy, emphasizing loans to individuals and small to medium-sized businesses in its primary market areas in the Midwest. In recent years, TCF has expanded its consumer lending and consumer finance operations and placed relatively less emphasis on new commercial real estate lending. See "Financial Condition - Loans." While TCF's investments in commercial real estate loans, commercial business loans and related properties acquired through foreclosure or by other means have significantly decreased in recent years, such loans and investments have larger individual balances and a substantially greater inherent risk of loss. The risk of loss on such loans and properties is difficult to quantify and is subject to fluctuations in real estate values. In addition, concerns remain over the future course of the economy and particularly the related impact on the real estate values associated with these loans and properties. At March 31, 1996, the allowances for loan and real estate losses and industrial revenue bond reserves totaled $69.9 million, compared with $69.2 million at year-end 1995. See "Financial Condition - Allowances for Loan and Real Estate Losses and Industrial Revenue Bond Reserves".

Non-Interest Income
- -------------------

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. Excluding the gain on sale of branches and the 1995 losses from merger-related asset sales at Great Lakes, non-interest income increased $4.4 million, or 14.6%, to $34.6 million for the first quarter of 1996, compared with $30.2 million for the same period in 1995. The increase was primarily due to increases in fee and service charge revenues, title insurance revenues, gains on sales of loans held for sale and mutual fund revenues.

Fee and service charge revenues totaled $22.6 million for the first quarter of 1996, an 8.9% increase from $20.8 million for the same 1995 period. The increase is primarily due to expanded retail banking activities and reflects a $1.7 million increase in deposit fees.

Data processing revenue totaled $2.5 million for the first quarter of 1996, a 3.6% increase from $2.4 million for the same 1995 period. This increase reflects TCF's efforts to provide and expand electronic banking transaction services through its automated teller machine ("ATM") network. TCF expanded its network of ATMs to 792 at March 31, 1996, installing 35 ATMs during the first quarter of 1996. The Company anticipates a continuing expansion of its ATM network during the remainder of 1996.

Commissions on sales of annuities totaled $2.2 million during the first quarter of 1996 compared with $2.4 million for the same 1995 period. Sales of annuities may fluctuate from period to period, and future sales levels will depend upon continued favorable tax treatment, the level of interest rates, general economic conditions and investor preferences.

Title insurance revenues totaled $3.6 million during the first quarter of 1996, compared with $2.3 million for the first quarter of 1995. Title insurance revenues are cyclical in nature and are largely dependent on the level of residential real estate loan originations and refinancings.

Gains on sales of loans held for sale totaled $1.5 million during the first quarter of 1996, compared with $576,000 during the same period in 1995. TCF adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights", on a prospective basis effective April 1, 1995. As a result, $1.3 million of originated mortgage servicing rights were capitalized in the first quarter of 1996, and were included in gains on sales of loans held for sale. Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

TCF's results for the first quarter of 1995 included a pretax gain of $523,000 on the sale of $51 million of third-party loan servicing rights. TCF periodically sells loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $4.5 billion at March 31, 1996, unchanged from December 31, 1995.

During the first quarter of 1996, TCF recognized a $1.2 million gain on the sale of two branches located outside its primary retail markets in Michigan.

During the first quarter of 1995, Great Lakes sold $232.2 million of collateralized mortgage obligations from its held-to-maturity portfolio at a pretax loss of $21 million. Also in the 1995 first quarter, Great Lakes sold $17.3 million of mortgage-backed securities, private issuer collateralized mortgage obligations, corporate securities and structured notes from its available-for-sale portfolio at a pretax loss of $310,000. These merger-related asset sales were completed as part of TCF's strategy to reduce Great Lakes' interest-rate and credit risk to levels consistent with TCF's existing interest-rate risk position and credit risk policy.

Non-Interest Expense
- --------------------

Non-interest expense (excluding the provision for real estate losses and 1995 merger-related charges) totaled $75.4 million for the first quarter of 1996, up 6.4% from $70.8 million for the same 1995 period. The increased expenses in 1996 were primarily due to costs associated with expanded consumer lending and consumer finance operations, and other retail banking activities. The following table presents the components of non-interest expense:


                                           Three Months Ended
                                                 March 31,           Percentage
                                          --------------------        Increase
(Dollars in thousands)                      1996         1995        (Decrease)
                                          -------      -------       ----------
Compensation and employee benefits        $36,434       $35,653         2.2%
Occupancy and equipment                    12,837        12,495         2.7
Advertising and promotions                  4,732         4,452         6.3
Federal deposit insurance premiums
  and assessments                           3,161         3,472        (9.0)
Amortization of goodwill and
  other intangibles                           795           790          .6
Other                                      17,399        13,979        24.5
                                          -------       -------
                                           75,358        70,841         6.4
Provision for real estate losses              448           163       174.8
Merger-related charges:
  Merger-related expenses                      -         21,733      (100.0)
  Cancellation cost on early
    termination of interest-rate
    exchange contracts                         -          4,423      (100.0)
                                          -------       -------
           Total non-interest expense     $75,806       $97,160       (22.0)
                                          -------       -------
                                          -------       -------

Compensation and employee benefits expense totaled $36.4 million for the 1996 first quarter, compared with $35.7 million for the same period in 1995. This increase of $781,000, or 2.2%, was primarily due to the expansion of consumer lending, consumer finance operations and other retail banking activities.

Advertising and promotion expenses totaled $4.7 million for the first quarter of 1996, an increase of $280,000, or 6.3%, from the same period in 1995. The increase reflects the increase in direct mail and other marketing expenses relating to the promotion of TCF's consumer lending and deposit products.

Federal deposit insurance premiums and assessments totaled $3.2 million for the first quarter of 1996, compared with $3.5 million for the same period in 1995. The decrease was primarily due to lower deposit levels and a decrease in the deposit insurance premium rate of Great Lakes subsequent to its acquisition by TCF. The thrift industry currently pays significantly higher deposit insurance premiums than those paid by banks in the lowest-risk category, which now pay de minimis premiums. Proposed federal legislation to recapitalize the Savings Association Insurance Fund ("SAIF") would entail charging savings institutions a one-time special assessment. The proposed assessment, estimated to be .80% of total insured deposits, or approximately $42.7 million pretax and $26.7 million after-tax for TCF, would be tax deductible for federal and state income tax purposes and would be in addition to TCF's annual deposit insurance premium. Deposit insurance premium rates would likely decline following such a charge. The assessment amount could change significantly depending on when the assessment is actually imposed, future losses of the insurance fund and other factors.

Other non-interest expense totaled $17.4 million for the 1996 first quarter, a 24.5% increase from $14 million for the same period in 1995. The increase was primarily due to initial costs associated with the consolidation of certain back office operations, and the expansion of TCF's consumer lending and consumer finance operations, and other retail banking activities. In addition, the increase reflects an increase in state business taxes due to improved profitability.

Merger-related expenses for the first quarter of 1995 include $13.9 million of equipment charges which reflect costs associated with the integration of Great Lakes' data processing system into TCF's and the write-off of certain redundant data processing equipment and software. Also included in the first quarter of 1995 merger-related expenses are $4.7 million of employment contract, severance and employee benefit costs reflecting the consolidation of certain Great Lakes functions such as data processing, investments and certain other back office operations. The data processing conversion and consolidation of functions was completed in 1995. Merger-related expenses for the first quarter of 1995 also include $2.2 million of expenses for professional services, including investment advisor, legal and accounting services, and $864,000 of other expenses which were incurred by Great Lakes as a direct result of the merger.

During the first quarter of 1995, Great Lakes prepaid Federal Home Loan Bank ("FHLB") advances, paid down wholesale borrowings and terminated interest-rate exchange contracts. Great Lakes prepaid $112.3 million of FHLB advances at a pretax loss of $1.5 million. This amount, net of a $578,000 income tax benefit, was recorded as an extraordinary item. Interest-rate exchange contracts with notional principal amounts totaling $544.5 million were terminated by Great Lakes at a pretax loss of $4.4 million. These actions were taken in order to reduce Great Lakes' level of higher-cost wholesale borrowings and to reduce interest-rate risk.

Effective January 1, 1996, TCF adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS No. 121 did not impact TCF's financial condition or results of operations for the first quarter of 1996 or any prior period. In accordance with SFAS No. 121, prior period financial statements have not been restated to reflect this adoption.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. TCF has elected to retain the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and to make the supplemental annual pro forma disclosures of net income and earnings per common share required by SFAS No. 123.

Income Taxes
- ------------

TCF recorded income tax expense of $15.4 million, or 36.9% of income before income tax expense and extraordinary item, for the first quarter of 1996, compared with an income tax benefit of $7.7 million, or 39.8% of loss before income tax benefit and extraordinary item, during the same 1995 period. The lower rate in the 1996 first quarter reflects increased profitability and the lack of merger-related expenses in 1996.

ASSET/LIABILITY MANAGEMENT - INTEREST-RATE RISK

TCF's results of operations are dependent to a large degree on its net interest income, which is the difference between interest income and interest expense. Like most financial institutions, TCF's interest income and cost of funds are significantly affected by general economic conditions and by policies of regulatory authorities. The mismatch between maturities and interest-rate sensitivities of assets and liabilities results in interest-rate risk. Although the measure is subject to a number of assumptions and is only one of a number of methods used to measure interest-rate risk, management believes the interest-rate gap (difference between interest-earning assets and interest-bearing liabilities repricing within a given period) is an important indication of TCF's exposure to interest-rate risk and the related volatility of net interest income in a changing interest rate environment. In addition to the interest-rate gap analysis, management also utilizes a simulation model to measure and manage TCF's interest-rate risk.

For an institution with a negative interest-rate gap for a given period, the amount of its interest-bearing liabilities maturing or otherwise repricing within such period exceeds the amount of interest-earning assets repricing within the same period. In a rising interest rate environment, institutions with negative interest-rate gaps will generally experience more immediate increases in the cost of their liabilities than in the yield on their assets. Conversely, the yield on assets of institutions with negative interest-rate gaps will generally decrease more slowly than the cost of their funds in a falling interest rate environment.

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, and competition. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. TCF's one-year adjusted interest-rate gap was a negative $132.5 million, or (2)% of total assets, at March 31, 1996, compared with a negative $189.5 million, or (3)% of total assets, at December 31, 1995.

FINANCIAL CONDITION

Investments
- -----------

Total investments decreased $5.1 million from year-end 1995 to $59.2 million at March 31, 1996, reflecting a decrease in FHLB stock.

Securities Available for Sale
- -----------------------------

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders' equity. At March 31, 1996, TCF's securities available-for-sale portfolio included $997.1 million and $120.3 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. Securities available for sale decreased $84.1 million from year-end 1995 to $1.1 billion at March 31, 1996, primarily due to repayment and prepayment activity. The following table summarizes securities available for sale:

                                  At March 31, 1996       At December 31, 1995
                               ----------------------   -----------------------
                                Amortized    Fair        Amortized     Fair
(In thousands)                    Cost       Value         Cost        Value
                               ----------  ----------   ----------   ----------
U.S. Government and other
  marketable securities:
    U.S. Government and agency
       obligations             $      -    $       -    $    1,001   $    1,005
    Marketable equity
        securities                    -            -             3           57
                               ----------  ----------   ----------   ----------
                                      -            -         1,004        1,062
                               ----------  ----------   ----------   ----------
Mortgage-backed securities:
  FHLMC                           339,386     338,731      356,021      360,631
  FNMA                            618,550     618,944      643,572      655,568
  GNMA                            128,991     132,127      134,550      138,723
  Private issuer                   26,901      25,981       28,148       26,903
  Collateralized mortgage
    obligations                     1,801       1,656       18,945       18,603
                               ----------  ----------   ----------   ----------
                                1,115,629   1,117,439    1,181,236    1,200,428
                               ----------  ----------   ----------   ----------
                               $1,115,629  $1,117,439   $1,182,240   $1,201,490
                               ----------  ----------   ----------   ----------
                               ----------  ----------   ----------   ----------


Loans Held for Sale
- -------------------

Residential real estate and education loans held for sale are carried at the lower of cost or market. Loans held for sale increased $7.1 million from year-end 1995, totaling $249.5 million at March 31, 1996. The following table summarizes loans held for sale:

                                                 At             At
                                              March 31,    December 31,
(In thousands)                                  1996           1995
                                              ---------    ------------
Residential real estate                       $ 83,137        $ 80,089
Education                                      165,830         163,168
                                              --------        --------
                                               248,967         243,257
Less:
       Deferred loan costs, net                   (642)           (564)
       Unearned discounts, net                     111           1,408
                                              --------        --------
                                              $249,498        $242,413
                                              --------        --------
                                              --------        --------

Loans
- -----

The following table sets forth information about loans held in TCF's portfolio, excluding loans held for sale:

                                                           At                 At
                                                         March 31,        December 31,
(In thousands)                                             1996              1995
                                                       ----------         -----------
Residential real estate                                $2,495,466         $2,618,725
                                                       ----------         ----------
Commercial real estate:
         Apartments                                       389,188            405,975
         Other permanent                                  495,935            504,861
         Construction and development                      66,799             59,927
                                                       ----------         ----------
                                                          951,922            970,763
                                                       ----------         ----------
           Total real estate                            3,447,388          3,589,488
                                                       ----------         ----------
Commercial business                                       167,388            167,663
                                                       ----------         ----------
Consumer:
         Home equity                                    1,127,433          1,112,996
         Automobile and marine                            365,851            323,074
         Credit card                                       41,882             45,123
         Loans secured by deposits                          9,714             10,034
         Other secured                                     18,189             18,364
         Unsecured                                         78,044             83,848
                                                       ----------         ----------
                                                        1,641,113          1,593,439
                                                       ----------         ----------
                                                        5,255,889          5,350,590
Less:
         Unearned discounts on loans purchased              2,993              3,126
         Deferred loan fees, net                            7,426              8,390
         Unearned discounts and finance charges, net       70,547             61,973
                                                       ----------         ----------
                                                       $5,174,923         $5,277,101
                                                       ----------         ----------
                                                       ----------         ----------

Total loans decreased $102.2 million from year-end 1995 to $5.2 billion at March 31, 1996. Residential real estate loans totaled $2.5 billion at March 31, 1996, a decrease of $123.3 million from December 31, 1995. This decrease largely reflects an increase in loan repayment activity.

Consumer loans totaled $1.6 billion at March 31, 1996, an increase of $47.7 million from December 31, 1995. This change was primarily due to a $42.8 million increase in automobile and marine loans and a $14.4 million increase in home equity loans. The growth in automobile and marine loans and home equity loans reflects TCF's expanded consumer lending and consumer finance operations. Consumer loan growth in recent years reflects TCF's emphasis on expanding its portfolio of these higher-yielding, shorter-term loans, including home equity lines of credit. At March 31, 1996, TCF's average home equity line of credit was approximately $35,000 and the average loan balance outstanding was approximately $19,000, or 54% of the available line.

TCF continues to expand its consumer finance lending through its consumer finance subsidiaries, collectively referred to herein as the "Consumer Finance Subsidiaries." TCF has significantly expanded its consumer finance operations in recent periods and opened two consumer finance offices during the first quarter of 1996. As of March 31, 1996, TCF had 72 consumer finance offices in 16 states. As a result of this expansion, TCF's consumer finance loan portfolio totaled $419.5 million at March 31, 1996, compared with $374.4 million at December 31, 1995. The Company intends to concentrate on increasing the outstanding loan balances of these existing offices and improving the profitability of the Consumer Finance Subsidiaries in 1996.

The Consumer Finance Subsidiaries primarily originate home equity and automobile and marine loans and purchase automobile and marine loans. The Consumer Finance Subsidiaries also engage in the origination of loans through loan brokers. Automobile and marine loans comprise $244 million, or 58.2% of total consumer finance loans outstanding at March 31, 1996. Home equity loans comprise $162.1 million, or 38.6% of total consumer finance loans outstanding at March 31, 1996. The average individual balance of consumer finance automobile and marine loans, and home equity loans were $8,000 and $30,000, respectively, at March 31, 1996. The Consumer Finance Subsidiaries are seeking to increase the percentage of home equity loans to total consumer finance loans over time.

Through their purchases of automobile and marine loans, the Consumer Finance Subsidiaries provide indirect financing. The Consumer Finance Subsidiaries serve as an alternative source of financing to customers who might otherwise not be able to obtain financing from more traditional sources of financing. Included in the consumer finance loans at March 31, 1996 are $200.5 million of sub-prime automobile and marine loans which carry a higher level of credit risk and higher interest rates. The term sub-prime reflects the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate. There can be no assurances that the Company's sub-prime lending criteria are the same as those utilized by other lenders. Loans classified as sub-prime are to borrowers that because of significant past credit problems or limited credit histories are unable to obtain credit from traditional sources. Although competition in the sub-prime lending market has increased, the Company believes that sub-prime borrowers represent a substantial market and their demand for financing has not been served by traditional lending sources. The underwriting criteria for loans originated by the Consumer Finance Subsidiaries generally have been less stringent than those historically adhered to by TCF's savings bank subsidiaries and, as a result, carry a higher level of credit risk and higher interest rates. The rapid expansion of the higher-risk lending engaged in by the Consumer Finance Subsidiaries is expected, as these portfolios mature, to result in increases in consumer loan loss and delinquency ratios. These portfolios also represent an increased risk of loss in the event of adverse economic developments. Although TCF believes that experienced finance company management and underwriting criteria enable the Consumer Finance Subsidiaries to evaluate effectively the creditworthiness of sub-prime borrowers and the adequacy of the collateral, sub-prime lending is inherently more risky than traditional lending and there can be no assurance that all appropriate underwriting criteria have been identified or weighted properly in the assessment of credit risk, or will afford adequate protection against the higher risks inherent in lending to sub-prime borrowers. Applicable underwriting criteria include standards for term; amount of downpayment, installment payment and interest rate; amount of loan in relation to the value of the collateral; credit history and debt serviceability; and other factors. These criteria are subject to change from time to time as circumstances may warrant.

The Consumer Finance Subsidiaries anticipate expanding their loan programs to include typical bank or prime borrowers in states in which TCF does not operate savings banks. The underwriting criteria for these loans will be similar to those historically adhered to by TCF; as a result, these loans will have lower interest rates than typical consumer finance loans.

The following table sets forth the geographical locations (based on the location of the office originating or purchasing the loan) of TCF's consumer finance loan portfolio (dollars in thousands):


                                     At March 31, 1996     At December 31, 1995
                                    -------------------    --------------------
                                     Loan                    Loan
                                    Balance     Percent     Balance     Percent
                                    --------    -------     --------    -------
     Illinois                       $124,755     29.7%     $116,866      31.2%
     Minnesota                       100,884     24.0        96,533      25.7
     Wisconsin                        31,052      7.4        27,911       7.4
     Georgia                          26,278      6.3        23,044       6.2
     Florida                          23,581      5.6        19,925       5.3
     Missouri                         21,462      5.1        19,295       5.2
     Kentucky                         14,827      3.5        13,017       3.5
     Tennessee                        13,408      3.2        11,474       3.1
     Ohio                             13,318      3.2        11,459       3.1
     North Carolina                   12,779      3.1         8,053       2.2
     Mississippi                      11,145      2.7         9,187       2.5
     Michigan                          7,311      1.7         2,837        .7
     Colorado                          6,683      1.6         5,337       1.4
     Other                            12,017      2.9         9,456       2.5
                                    --------    -----      --------     -----
      Total consumer finance loans  $419,500    100.0%     $374,394     100.0%
                                    --------    -----      --------     -----
                                    --------    -----      --------     -----

Since many of the consumer finance offices are new and are outside TCF's traditional market areas, the geographical location of consumer finance loans may change significantly in future periods. TCF believes that the most important requirements to succeed in the sub-prime financing market are the ability to control borrower and dealer misrepresentations at the point of origination; the development and consistent implementation of objective underwriting criteria specifically designed to evaluate the creditworthiness of sub-prime borrowers; and the maintenance of an active program to monitor performance and collect payments.

Commercial real estate loans decreased $18.8 million from year-end 1995 to $951.9 million at March 31, 1996. Commercial business loans decreased $275,000 in the first three months of 1996 to $167.4 million at March 31, 1996. TCF is seeking to expand its commercial real estate and commercial business lending activity to borrowers located in its primary midwestern markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. These loans generally have larger individual balances and a substantially greater inherent risk of loss. The risk of loss is difficult to quantify and is subject to fluctuations in real estate values. At March 31, 1996, approximately 92% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. At March 31, 1996, the average individual balance of commercial real estate loans and commercial business loans was $583,000 and $230,000, respectively.

Included in performing loans at March 31, 1996 are commercial real estate loans aggregating $1.6 million with terms that have been modified in troubled debt restructurings, unchanged from December 31, 1995.

The results of hotel and motel operations are susceptible to changes in prevailing economic conditions. Included in commercial real estate loans at March 31, 1996 are $82.4 million of loans secured by hotel and motel properties. Seven loans comprise $41.3 million, or 50.2%, of the total hotel and motel portfolio. Of the total hotel and motel portfolio balance, four loans totaling $16.4 million are included in loans subject to management concern and two loans totaling $362,000 are included in non-accrual loans. TCF continues to closely monitor the performance of these loans and properties.

At March 31, 1996, the recorded investment in loans that are considered to be impaired was $25.7 million for which the related allowance for credit losses was $6.4 million. All of these loans were on non-accrual status. The average recorded investment in impaired loans during the three months ended March 31, 1996 was $28.2 million. For the three months ended March 31, 1996, TCF recognized interest income on impaired loans of $139,000, all of which was recognized using the cash basis method of income recognition.

Allowances for Loan and Real Estate Losses and Industrial Revenue Bond Reserves
- -------------------------------------------------------------------------------

A summary of the activity of the allowances for loan and real estate losses and industrial revenue bond reserves, and selected statistics follows (dollars in thousands):

                                                          Three Months Ended                       Three Months Ended
                                                           March 31, 1996                            March 31, 1995
                                                   --------------------------------        ---------------------------------
                                                                  Industrial                               Industrial
                                                                    Revenue                                 Revenue
Allowance for Loan Losses and                      Allowance for     Bond                   Allowance for     Bond
       Industrial Revenue Bond Reserves:            Loan Losses    Reserves   Total          Loan Losses    Reserves   Total
                                                   -------------  ----------  -----         -------------  ----------  -----
Balance at beginning of period                      $65,695        $1,960     $67,655        $56,343        $2,759     $59,102
       Provision for credit losses                    3,002          (200)      2,802          6,763           (75)      6,688
       Charge-offs                                   (3,586)          -        (3,586)        (2,373)          -        (2,373)

       Recoveries                                     1,668           -         1,668          1,650           -         1,650
                                                    -------        ------     -------        -------        ------     -------
        Net charge-offs                              (1,918)          -        (1,918)          (723)          -          (723)
                                                    -------        ------     -------        -------        ------     -------
Balance at end of period                            $66,779        $1,760     $68,539        $62,383        $2,684     $65,067
                                                    -------        ------     -------        -------        ------     -------
                                                    -------        ------     -------        -------        ------     -------
Allowance for loan losses as a
       percentage of gross loan balances,
       excluding loans held for sale                   1.27%                                   1.18%


                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
Allowance for Real Estate Losses:                          1996        1995
                                                          ------      ------
Balance at beginning of period                            $1,526      $2,576
        Provision for losses                                 448         163
        Charge-offs                                         (643)       (766)
                                                          ------      ------
Balance at end of period                                  $1,331      $1,973
                                                          ------      ------
                                                          ------      ------

On an ongoing basis, TCF's loan and real estate portfolios are carefully reviewed and thoroughly analyzed as to credit risk, performance, collateral value and quality. The allowance for loan losses is maintained at a level believed to be adequate by management to provide for estimated loan losses. Management's judgment as to the adequacy of the allowance is a result of ongoing review of larger individual loans, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the level of non-performing assets, net charge-offs, geographic location and prevailing economic conditions. The allowance for loan losses is established for known or anticipated problem loans, as well as for loans which are not currently known to require specific allowances for loss. Loans are charged off to the extent they are deemed to be uncollectible. The unallocated portion of TCF's allowance for loan losses totaled $17.8 million at March 31, 1996, unchanged from December 31, 1995.

The allowance for real estate losses is based on management's periodic analysis of real estate holdings and is maintained at a level believed to be adequate by management to provide for estimated real estate losses. In this analysis, management considers factors including, but not limited to, general economic and market conditions, geographic location, composition and appraisals of the real estate holdings and property conditions. The carrying values of foreclosed real estate are based on appraisals, prepared by certified appraisers, whenever possible. TCF reviews each external commercial real estate appraisal it receives for accuracy, completeness and reasonableness of assumptions used. The allowance for real estate losses is established to reduce the carrying value of real estate to fair value less disposition costs. Estimates of costs to complete or ready a project for sale, costs of disposal and costs to carry real estate until estimated disposition are considered in establishing the initial recorded investment in real estate. A renewed weakness in commercial real estate markets may result in further declines in the values of TCF's real estate or the sale of individual properties at less than previously estimated values, resulting in additional charge-offs. TCF recognizes the effect of such events in the periods in which they occur.

Prior to being acquired by TCF in 1993, Republic Capital Group, Inc. had entered into agreements guaranteeing certain industrial development and housing revenue bonds issued by municipalities to finance commercial and multi-family real estate owned by third parties. In the event a third-party borrower defaults on principal or interest payments on the bonds, TCF, as acquiring entity, is required to either fund the amount in default or acquire the then outstanding bonds. TCF may foreclose on the underlying real estate to recover amounts in default. The balance of such financial guarantees at March 31, 1996 was $12.6 million, down from $13.5 million at December 31, 1995. The provision for credit losses on industrial revenue bond financial guarantees for the three months ended March 31, 1996 and March 31, 1995 reflects a reduction in the balance of the financial guarantees. Management has considered these guarantees in its review of the adequacy of the industrial revenue bond reserves, which are included in other liabilities in the Consolidated Statements of Financial Condition.

The adequacy of the allowances for loan and real estate losses and industrial revenue bond reserves is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic conditions and the economic prospects of borrowers or properties. These estimates are reviewed periodically and adjustments, if necessary, are reported in the provisions for credit and real estate losses in the periods in which they become known. Management believes the allowances for loan and real estate losses and industrial revenue bond reserves are adequate.

Non-Performing Assets
- ---------------------

Non-performing assets (principally non-accrual loans and real estate acquired through foreclosure) totaled $63.1 million at March 31, 1996, down $7.6 million, or 10.8%, from the December 31, 1995 total of $70.7 million. The decrease in non-performing assets reflects the accelerated disposition of Great Lakes' remaining problem assets. At March 31, 1996, 10 commercial real estate loans or properties comprised $22.8 million, or 36.2%, of total non-performing assets. These loans or properties had been written down by $5.7 million as of March 31, 1996. Properties acquired are being actively marketed. Approximately 85% of non-performing assets at March 31, 1996 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans become more than 90 days past due with respect to either principal or interest unless such loans are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:

                                                     At               At
                                                  March 31,       December 31,
(Dollars in thousands)                              1996             1995
                                                  ---------       ------------
Loans (1):
     Residential real estate                      $ 6,702            $ 7,045
     Commercial real estate                        18,678             22,255
     Commercial business                            7,073              7,541
     Consumer                                       6,691              7,487
                                                  -------            -------
                                                   39,144             44,328
Real estate and other assets (2)                   23,949             26,402
                                                  -------            -------
          Total non-performing assets             $63,093            $70,730
                                                  -------            -------
                                                  -------            -------
Non-performing assets as a percentage
          of net loans                               1.24%              1.36%
Non-performing assets as a percentage
          of total assets                             .90                .98

(1) Included in total loans in the Consolidated Statements of Financial
    Condition.

(2) Includes commercial real estate of $8.6 million and $11.4 million at March 31, 1996 and December 31, 1995, respectively.

TCF had accruing loans 90 days or more past due totaling $369,000 at March 31, 1996, compared with $761,000 at December 31, 1995. These loans are in the process of collection and management believes they are adequately secured. The over 30-day delinquency rate on TCF's loans (excluding loans held for sale and non-accrual loans) was .78% of gross loans outstanding at March 31, 1996, unchanged from year-end 1995.
TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan portfolio, excluding loans held for sale and non-accrual loans:

                             At March 31, 1996           At December 31, 1995
                            ---------------------      -----------------------
                                       Percentage                   Percentage
                            Principal   of Gross       Principal     of Gross
(Dollars in thousands)      Balances     Loans         Balances       Loans
                            --------   ----------      ---------    ----------
Consumer:
 Savings bank lending        $ 9,704      .84%          $11,110          .96%
 Consumer finance lending     17,205     3.57            16,188         3.77
                             -------                    -------
                              26,909     1.65            27,298         1.72
Residential real estate       11,574      .47            12,056          .46
Commercial real estate         1,090      .12             1,411          .15
Commercial business            1,354      .84               591          .37
                             -------                    -------
                             $40,927      .78           $41,356          .78
                             -------                    -------
                             -------                    -------

TCF's over 30-day delinquency rate on gross consumer loans was 1.65% at March 31, 1996, down from 1.72% at year-end 1995. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially consumer finance loans. TCF's over 30-day delinquency rate on gross consumer finance loans was 3.57% at March 31, 1996, compared with 3.77% at December 31, 1995. Consumer finance lending is generally considered to involve a higher level of credit risk. The underwriting criteria for loans originated by the Consumer Finance Subsidiaries are generally less stringent than those historically adhered to by TCF's savings bank subsidiaries and, as a result, these loans have a higher level of credit risk and higher interest rates. TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality that are consistent with its goals for expanding its portfolio of these higher-yielding loans, but no assurance can be given as to the level of future delinquencies and loan charge-offs.

In addition to the non-accrual, restructured and accruing loans 90 days or more past due, there were commercial real estate and commercial business loans with an aggregate principal balance of $48.1 million outstanding at March 31, 1996 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $56.5 million of such loans at December 31, 1995. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

Liquidity Management
- --------------------

TCF manages its liquidity position to ensure that the funding needs of depositors and borrowers are met promptly and in a cost-effective manner. Asset liquidity arises from the ability to convert assets to cash as well as from the maturity of assets. Liability liquidity results from the ability of TCF to attract a diversity of funding sources to meet funding requirements promptly. TCF's wholly owned savings bank subsidiaries are required by federal regulations to maintain a monthly average minimum asset liquidity ratio of 5%. These subsidiaries have maintained average monthly liquidity ratios in excess of this requirement.

Deposits
- --------

Deposits totaled $5.2 billion at March 31, 1996, down $41.5 million from December 31, 1995. The decrease reflects the previously described sale of two Michigan branches. Lower interest-cost checking, savings and money market deposits totaled $2.6 billion, up $62.7 million from year-end 1995, and comprised 50.9% of total deposits at March 31, 1996. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The Company's weighted average rate for deposits, including non-interest bearing deposits, decreased to 3.41% at March 31, 1996 from 3.60% at December 31, 1995. The following table summarizes TCF's deposits:

                                       At March 31, 1996                     At December 31, 1995
                                 -------------------------------       --------------------------------
                                 Weighted                                 Weighted
                                 Average                     % of         Average                  % of
(Dollars in thousands)            Rate          Amount       Total         Rate        Amount      Total
                                 --------       ------      ------        --------     -------     -----
Checking:
  Non-interest bearing            0.00%      $  596,956      11.6%          0.00%    $  573,004     11.0%
  Interest bearing                1.04          525,770      10.2           1.06        530,268     10.2
                                             ----------     -----                    ----------    -----
                                   .49        1,122,726      21.8            .51      1,103,272     21.2
Passbook and statement            1.70          868,321      16.9           1.88        841,115     16.2
Money market                      3.02          632,732      12.3           3.12        616,667     11.9
Certificates                      5.39        2,526,244      49.0           5.56      2,630,498     50.7
                                             ----------     -----                    ----------    -----
                                  3.41       $5,150,023     100.0%          3.60     $5,191,552    100.0%
                                             ----------     -----                    ----------    -----
                                             ----------     -----                    ----------    -----

Certificates had the following remaining maturities:

                                 At March 31, 1996                                          At December 31, 1995
                  -------------------------------------------------         ---------------------------------------------------
                                                           Weighted                                                    Weighted
(Dollars in        Negotiable                              Average          Negotiable                                 Average
 millions)           Rate       Other         Total          Rate              Rate        Other        Total            Rate
                  ----------    -----         -----        --------         ---------      -----        -----          -------
Maturity:
0-3 months         $117.4     $  584.1       $  701.5        5.29%             $141.0     $  617.4      $  758.4         5.45%
4-6 months           11.7        554.4          566.1        5.30                26.7        474.8         501.5         5.50
7-12 months           6.8        535.7          542.5        5.30                 5.5        575.4         580.9         5.52
13-24 months          2.3        448.6          450.9        5.54                 1.3        472.5         473.8         5.62
25-36 months           .5        137.2          137.7        5.66                 1.8        158.8         160.6         5.77
37-48 months           .1         61.7           61.8        5.74                  .1         82.2          82.3         5.74
49-60 months          -           20.2           20.2        5.44                -            26.5          26.5         5.64
Over 60 months        -           45.5           45.5        6.44                -            46.5          46.5         6.46
                   ------     --------       --------                          ------     --------      --------
                   $138.8     $2,387.4       $2,526.2        5.39              $176.4     $2,454.1      $2,630.5         5.56
                   ------     --------       --------                          ------     --------      --------
                   ------     --------       --------                          ------     --------      --------

Borrowings
- ----------

Borrowings are used primarily to fund the purchase of investments and securities available for sale. These borrowings totaled $1.3 billion as of March 31, 1996, down $172.6 million from $1.4 billion at year-end 1995. The decrease was primarily due to decreases of $80.2 million and $62 million in securities sold under repurchase agreements and FHLB advances, respectively. The weighted average rate on borrowings decreased to 5.85% at March 31, 1996, from 5.98% at December 31, 1995.

TCF's borrowings consist of the following:

                                                  At March 31, 1996                            At December 31, 1995
                                           ----------------------------------                ---------------------------
                                                                    Weighted                                   Weighted
                                            Year of                  Average                                    Average
(Dollars in thousands)                     Maturity      Amount       Rate                     Amount            Rate
                                           --------    ----------    --------                ---------         ---------
Securities sold under
       repurchase agreements                 1996      $  283,258      5.64%                 $  363,426           5.91%
                                             1997          75,000      6.12                      75,000           6.12
                                                       ----------                            ----------
                                                          358,258      5.74                     438,426           5.94
                                                       ----------                            ----------
Federal Home Loan Bank
       advances                              1996         549,339      5.70                     589,339           5.79
                                             1997          80,014      5.95                      90,014           5.90
                                             1998         128,000      5.76                     128,000           5.76
                                             1999          51,000      6.25                      63,000           6.38
                                             2000           8,074      7.24                       8,074           7.24
                                             2001          15,000      6.97                      15,000           6.97
                                             2008             158      6.17                         160           6.15
                                                       ----------                            ----------
                                                          831,585      5.80                     893,587           5.87
                                                       ----------                            ----------
Subordinated debt:
       Senior subordinated
         debentures                          2006           6,248     18.00                       6,248          18.00
       Convertible subordinated
         debentures                          2011           7,182      7.25                       7,272           7.25
                                                       ----------                            ----------
                                                           13,430     12.25                      13,520          12.22
                                                       ----------                            ----------
Collateralized obligations:
       Collateralized notes                  1997          37,500      5.69                      37,500           6.19
         Less unamortized discount                             51       -                            59            -
                                                       ----------                            ----------
                                                           37,449      5.70                      37,441           6.20
                                                       ----------                            ----------
       Collateralized mortgage
         obligations                         2008           2,357      6.50                       2,627           6.50
                                             2010           1,552      5.90                       1,530           5.90
                                                       ----------                            ----------
                                                            3,909      6.26                       4,157           6.28
         Less unamortized discount                            188       -                           207            -
                                                       ----------                            ----------
                                                            3,721      6.58                       3,950           6.61
                                                       ----------                            ----------
                                                           41,170      5.78                      41,391           6.24
                                                       ----------                            ----------
Other borrowings:
       Federal funds purchased               1996           9,500      5.40                      14,500           5.58
       Bank line of credit                   1996          14,925      6.29                      40,000           6.53
       Other                                 1998              19      7.60                          20           7.60
                                                       ----------                            ----------
                                                           24,444      5.95                      54,520           6.28
                                                       ----------                            ----------
                                                       $1,268,887      5.85                  $1,441,444           5.98
                                                       ----------                            ----------
                                                       ----------                            ----------


At March 31, 1996, borrowings with a maturity of one year or less consisted of the following:

                                                                       Weighted
                                                                       Average
(Dollars in thousands)                               Amount              Rate
                                                     ------            --------
    Securities sold under repurchase agreements    $283,258              5.64%
    Federal Home Loan Bank advances                 554,339              5.69
    Bank line of credit                              14,925              6.29
    Federal funds purchased                           9,500              5.40
                                                   --------
                                                   $862,022              5.68
                                                   --------
                                                   --------

Stockholders' Equity
- --------------------

Stockholders' equity at March 31, 1996 was $541 million, or 7.7% of total assets, up from $527.7 million, or 7.3% of total assets, at December 31, 1995. The increase in stockholders' equity is primarily due to net income of $26.3 million for the first quarter of 1996 and the receipt of $2.9 million on the exercise of stock options, partially offset by payments of $5.6 million in dividends on TCF's common stock and a decrease of $10.8 million in net unrealized gains on securities available for sale.

On December 19, 1995, TCF's Board of Directors (the "Board") authorized the repurchase of up to 5% of TCF common stock, or approximately 1.8 million shares. TCF has 97,158 shares remaining unpurchased from its initial 5% stock repurchase program, authorized by the Board in January 1994, which the Company expects to repurchase before initiating the new program. The repurchased shares will be used primarily for employee benefit plans. TCF purchased 40,000 shares of stock under these plans during the first three months of 1996.

On April 24, 1996, TCF declared a quarterly dividend of 18.75 cents per common share payable on May 31, 1996 to stockholders of record as of May 10, 1996.

If TCF's savings bank subsidiaries are permitted under proposed legislation to convert to commercial banks without triggering a recapture of their tax bad debt reserves, management has expressed an interest in converting to commercial bank charters. Such conversions would be subject to regulatory approval, and would impose on TCF and its wholly owned savings bank subsidiaries new regulatory requirements of the Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency ("OCC"). Such new regulatory requirements or conditions to regulatory approval of applications for authority to convert could require significant regulatory changes for TCF's savings bank subsidiaries and could impose limitations on branching authority or other powers currently possessed by thrift institutions but not by commercial banks. The ultimate effect of any such restrictions or conditions cannot be predicted at this time.

Regulatory Capital Requirements
- -------------------------------

The following tables set forth the tangible, core and risk-based capital levels and applicable percentages of adjusted assets, together with the excess over the minimum capital requirements for TCF Minnesota and Great Lakes (dollars in thousands):


TCF Minnesota:                          At March 31, 1996            At December 31,1995
                                     ------------------------     ------------------------
                                      Amount       Percentage       Amount      Percentage
                                     --------      ----------     ----------    ----------
     Tangible capital                $335,806        7.24%         $333,254       7.03%
     Tangible capital requirement      69,578        1.50            71,076       1.50
                                     --------       -----          --------      -----
       Excess                        $266,228        5.74%         $262,178       5.53%
                                     --------       -----          --------      -----
                                     --------       -----          --------      -----
     Core capital                    $336,996        7.26%         $334,586       7.06%
     Core capital requirement         139,191        3.00           142,193       3.00
                                     --------       -----          --------      -----
       Excess                        $197,805        4.26%         $192,393       4.06%
                                     --------       -----          --------      -----
                                     --------       -----          --------      -----
     Risk-based capital              $372,971       12.97%         $370,892      12.78%
     Risk-based capital requirement   230,066        8.00           232,224       8.00
                                     --------       -----          --------      -----
       Excess                        $142,905        4.97%         $138,668       4.78%
                                     --------       -----          --------      -----
                                     --------       -----          --------      -----


Great Lakes:                           At March 31, 1996             At December 31,1995
                                  ------------------------      -----------------------------
                                   Amount       Percentage        Amount           Percentage
                                  --------      ----------      ----------         ----------
   Tangible capital               $173,523        7.25%          $171,126             6.81%
   Tangible capital requirement     35,901        1.50             37,667             1.50
                                  --------       -----           --------            -----
     Excess                       $137,622        5.75%          $133,459             5.31%
                                  --------       -----           --------            -----
                                  --------       -----           --------            -----
   Core capital                   $184,302        7.67%          $182,268             7.23%
   Core capital requirement         72,125        3.00             75,669             3.00
                                  --------       -----           --------            -----
     Excess                       $112,177        4.67%          $106,599             4.23%
                                  --------       -----           --------            -----
                                  --------       -----           --------            -----
   Risk-based capital             $215,766       14.67%          $215,132            13.63%
   Risk-based capital requirement  117,701        8.00            126,293             8.00
                                  --------       -----           --------            -----
     Excess                       $ 98,065        6.67%          $ 88,839             5.63%
                                  --------       -----           --------            -----
                                  --------       -----           --------            -----

At March 31, 1996, TCF's savings bank subsidiaries, TCF Minnesota, Great Lakes, TCF Illinois and TCF Wisconsin, exceeded their fully phased-in capital requirements and believe that they would be considered "well-capitalized" under guidelines established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

                                                 TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                                                          Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------------
                                                             At            At           At             At           At
(Dollars in thousands                                     March 31,     Dec. 31,     Sept. 30,      June 30,     March 31,
 except per-share data)                                     1996          1995         1995           1995         1995
- --------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                            $7,039,282     $7,239,911    $7,331,962    $7,432,692   $7,369,061
Investments(1)                                              59,202         64,345        73,651        64,874       91,969
Securities available for sale                            1,117,439      1,201,490        32,117        38,575       89,693
Mortgage-backed securities held to maturity                   -              -        1,199,231     1,251,705    1,291,370
Loans                                                    5,174,923      5,277,101     5,323,912     5,329,880    5,237,533
Deposits                                                 5,150,023      5,191,552     5,181,765     5,249,819    5,371,461
Borrowings                                               1,268,887      1,441,444     1,553,693     1,589,861    1,445,327
Stockholders' equity                                       541,019        527,675       490,542       495,550      470,501

- --------------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
- --------------------------------------------------------------------------------------------------------------------------
                                                          March 31,      Dec. 31,     Sept. 30,     June 30,     March 31,
                                                            1996           1995         1995          1995         1995
- --------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                                           $148,893       $153,222      $154,036      $151,641     $148,791
Interest expense                                            64,439         70,451        72,549        72,349       73,143
                                                          --------       --------      --------      --------      -------
Net interest income                                         84,454         82,771        81,487        79,292       75,648
Provision for credit losses                                  2,802          2,649         2,951         2,924        6,688
                                                          --------       --------      --------      --------     --------
Net interest income after provision for credit losses       81,652         80,122        78,536        76,368       68,960
                                                          --------       --------      --------      --------     --------
Non-interest income:
Loss on sale of mortgage-backed securities                     -             -             -               -       (21,037)
Gain on sale of loan servicing                                 -                3             3         1,006          523
Gain (loss) on sale of securities available for sale            85           -             -               60         (250)
Gain on sale of branches                                     1,245           -             -            1,061           42
Other non-interest income                                   34,499         35,620        34,164        31,981       29,600
                                                          --------       --------      --------      --------     --------
   Total non-interest income                                35,829         35,623        34,167        34,108        8,878
                                                          --------       --------      --------      --------     --------
Non-interest expense:
   Provision for real estate losses                            448          1,068           195           378          163
Amortization of goodwill and other intangibles                 795            791           791           791          790
  Merger-related expenses                                       -            -              -              -        21,733
  Cancellation cost on early termination of interest-
    rate exchange contracts                                     -            -              -              -         4,423
    Other non-interest expense                              74,563         74,140        71,554        70,465       70,051
                                                          --------       --------      --------      --------     --------
     Total non-interest expense                             75,806         75,999        72,540        71,634       97,160
                                                          --------       --------      --------      --------     --------
    Income (loss) before income tax expense (benefit)
     and extraordinary item                                 41,675         39,746        40,163        38,842      (19,322)
Income tax expense (benefit)                                15,388         14,263        15,750        15,448       (7,683)
                                                          --------       --------      --------      --------     --------
   Income (loss) before extraordinary item                  26,287         25,483        24,413        23,394      (11,639)
Extraordinary item:
   Penalties on early repayment of FHLB advances, net of
    tax benefit of $578                                        -              -             -             -           (963)
                                                          --------       --------      --------      --------     --------
     Net income (loss)                                      26,287         25,483        24,413        23,394      (12,602)
Dividends on preferred stock                                   -              -             -             -            678
                                                          --------       --------      --------      --------     --------
     Net income (loss) available to common shareholders   $ 26,287       $ 25,483      $ 24,413      $ 23,394     $(13,280)
                                                          --------       --------      --------      --------     --------
                                                          --------       --------      --------      --------     --------
Per common share:
    Income (loss) before extraordinary item               $    .73       $    .71      $    .68      $    .66     $   (.36)
        Extraordinary item                                   -               -             -              -           (.03)
                                                          --------       --------      --------      --------     --------
    Net income (loss)                                     $    .73       $    .71      $    .68      $    .66     $   (.39)
                                                          --------       --------      --------      --------     --------
                                                          --------       --------      --------      --------     --------
      Dividends declared                                  $ .15625       $ .15625      $ .15625      $ .15625     $   .125
                                                          --------       --------      --------      --------     --------
                                                          --------       --------      --------      --------     --------
FINANCIAL RATIOS:
Return on average assets (2)                                  1.48%          1.40%         1.32%         1.27%        (.67)%
Return on average common equity (2)                          19.67          20.21         20.44         20.48       (11.86)
Return on average realized common equity (2)                 19.97          20.29         20.38         20.41       (11.83)
Average total equity to average assets                        7.51           6.95          6.56          6.53         6.33
Net interest margin (2)(3)                                    5.06           4.86          4.71          4.58         4.31

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

                     TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                        Supplementary Information (Continued)

          Consolidated Average Balance Sheets, Interest and Dividends
             Earned or Paid, and Related Interest Yields and Rates

                                                                      Three Months Ended March 31,
                                      ------------------------------------------------------------------------------------
                                                       1996                                           1995
                                      ----------------------------------------       -------------------------------------
                                                                     Interest                                    Interest
                                        Average                     Yields and         Average                  Yields and
(Dollars in thousands)                  Balance     Interest(1)      Rates (2)         Balance     Interest(1)   Rates (2)
                                      -----------   ----------      ----------       -----------  ------------  ----------
Assets:
   Securities available
     for sale                          $1,140,564    $ 20,351        7.14%            $   89,344     $  1,612      7.22%
                                       ----------    --------                         ----------     --------
   Loans held for sale                    248,298       4,574        7.37                191,529        3,966      8.28
                                       ----------    --------                         ----------     --------
   Mortgage-backed
     securities
     held to maturity                        -            -            -               1,463,259       25,846      7.07
                                       ----------    --------                         ----------     --------
   Loans:
     Residential real
       estate                           2,547,847      50,640        7.95              2,681,945       51,332      7.66
     Commercial real estate               955,873      21,316        8.92                985,350       21,866      8.88
     Commercial business                  170,097       3,730        8.77                187,611        4,493      9.58
     Consumer                           1,551,383      47,164       12.16              1,312,195       37,776     11.52
                                       ----------    --------                         ----------     --------
       Total loans(3)                   5,225,200     122,850        9.40              5,167,101      115,467      8.94
                                       ----------    --------                         ----------     --------
   Investments:
     Interest-bearing
       deposits with banks                  1,858          26        5.60                 18,279          268      5.86
     Federal funds sold                     2,336          32        5.48                  8,520          125      5.87
     U.S. Government and
       other marketable
       securities held
       to maturity                          3,746          48        5.13                  3,543           50      5.64
     FHLB stock                            56,250       1,012        7.20                 81,099        1,457      7.19
                                       ----------    --------                         ----------     --------
       Total investments                   64,190       1,118        6.97                111,441        1,900      6.82
                                       ----------    --------                         ----------     --------
        Total interest-
          earning assets                6,678,252     148,893        8.92              7,022,674      148,791      8.47
                                                     --------                                        --------     -----
   Other assets(4)                        442,017                                        447,275
                                       ----------                                     ----------
     Total assets                      $7,120,269                                     $7,469,949
                                       ----------                                     ----------
                                       ----------                                     ----------
Liabilities and
   Stockholders' Equity:
    Noninterest-bearing
     deposits                          $  559,309                                     $  447,336
                                       ----------                                     ----------
    Interest-bearing
     deposits:
       Checking                           514,936       1,436       1.12                 545,519        1,925      1.41
       Passbook and
        statement                         806,723       3,682       1.83                 887,919        4,840      2.18
       Money market                       626,874       4,756       3.03                 690,914        5,996      3.47
       Certificates                     2,563,584      34,822       5.43               2,726,346       35,544      5.21
                                       ----------    --------                         ----------     --------
        Total interest-
          bearing
          deposits                      4,512,117      44,696       3.96               4,850,698       48,305      3.98
                                       ----------    --------                         ----------     --------
    Borrowings:
      Securities sold
        under repurchase
        agreements                        569,308       7,906       5.55                 472,509        7,340      6.21
      FHLB advances                       746,085      10,265       5.50               1,005,734       15,240      6.06
      Subordinated debt                    13,502         424      12.56                  50,676        1,336     10.55
      Collateralized
        obligations                        41,143         662       6.44                  41,793          751      7.19
      Other borrowings                     31,756         486       6.12                  12,107          171      5.65
                                       ----------    --------                         ----------     --------
        Total borrowings                1,401,794      19,743       5.63               1,582,819       24,838      6.28
                                       ----------    --------                         ----------     --------
         Total interest-
          bearing
          liabilities(5)                5,913,911      64,439       4.36               6,433,517       73,143      4.55
                                                     --------    -------                             --------     -----
    Other liabilities(4)                  112,400                                        116,356
                                       ----------                                     ----------
      Total liabilities                 6,585,620                                      6,997,209
                                       ----------                                     ----------
   Stockholders' equity:(4)
      Preferred equity                      -                                             25,019
      Common equity                       534,649                                        447,721
                                       ----------                                     ----------
        Total stockholders'
            equity                        534,649                                        472,740
                                       ----------                                     ----------
      Total liabilities
        and stockholders'
        equity                         $7,120,269                                     $7,469,949
                                       ----------                                     ----------
                                       ----------                                     ----------
Net interest income                                  $ 84,454                                        $ 75,648
                                                     --------                                        --------
                                                     --------                                        --------
Net interest rate spread                                            4.56%                                           3.92%
                                                                 --------                                          -----
                                                                 --------                                          -----
Net interest margin                                                 5.06%                                           4.31%
                                                                 --------                                          -----
                                                                 --------                                          -----

(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $131,000 and $127,000 was recognized during the three months ended March 31, 1996 and 1995, respectively.
(2)    Annualized.
(3) Average balance of loans includes non-accrual loans and is presented net of unearned income.
(4)    Average balance is based upon month-end balances.
(5) Includes $14,000 and $638,000 of interest expense on interest-rate exchange contracts and interest-rate cap agreements for the three months ended
       March 31,1996 and 1995, respectively.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
- ---------------------------

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

On August 30, 1995, the United States Court of Appeals for the Federal Circuit (the court of appeals which hears appeals from decisions of the Court of Federal Claims), sitting en banc, issued a decision affirming the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title Winstar Corp. v. United States, 64 F.3d 1531 (Fed. Cir. 1995). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Federal Circuit held in Winstar that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. The United States sought and was granted review by the United States Supreme Court of the Federal Circuit decision in Winstar. The Supreme Court is expected to issue a ruling in Winstar in 1996.
The contracts involved in these three cases are not the same, and it is possible the result in these cases could depend upon the contract language in each case.

There are a variety of contracts and contract provisions in the TCF and Great Lakes transactions. There can be no assurance that the U.S. Supreme Court will uphold the liability determination in Winstar or, if upheld whether the ruling will apply to all three cases included in the Supreme Court review or, even if it does uphold Winstar, that a similar result would be obtained in the actions filed by TCF and Great Lakes. There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF or Great Lakes or, even if a determination favorable to TCF or Great Lakes is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF's or Great Lakes' claim.

Item 2.  Changes in Securities.
- -------------------------------

None.

Item 3.  Defaults Upon Senior Securities.
- -----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

On April 24, 1996, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of March 8, 1996 in connection with the four matters indicated below. Following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter:

                                                          Vote
                                         ---------------------------------------
                                                    Against or            Broker
                                            For      Withheld   Abstain  Nonvote
                                         ---------  ---------- --------- -------
1.      Election of Directors:
          William A. Cooper              27,584,520    441,456     N/A       N/A
          Thomas A. Cusick               27,610,651    415,325     N/A       N/A
          Rudy Boschwitz                 27,690,632    335,344     N/A       N/A
          Thomas J. McGough              27,801,704    224,272     N/A       N/A
          Ronald A. Ward                 27,718,716    307,260     N/A       N/A

2.      Ratification of KPMG Peat
        Marwick LLP as independent
        public accountants for 1996.     27,869,569     77,195   79,212       0

3.      Approval of a Directors Stock
        Grant Program.                   26,442,342  1,354,294  229,339       1

4.      Approval of a Performance-Based
        Incentive Policy.                26,744,999  1,025,479  255,498       0

Item 5.  Other Information.
- ---------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

(a)   Exhibits.

      See Index to Exhibits on page 32 of this report.

(b)   Reports on Form 8-K.

      A Current Report on Form 8-K, dated January 5, 1996, was filed in connection with TCF's announcement that it had authorized the repurchase of up to 5% of the Company's outstanding shares through open market or privately negotiated transactions.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCF FINANCIAL CORPORATION

                                            /s/  Ronald J. Palmer
                                   -------------------------------------------
                                   Ronald J. Palmer, Executive Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)


                                               /s/  Mark R. Lund
                                   -------------------------------------------
                                   Mark R. Lund, Senior Vice President,
                                       Assistant Treasurer and Controller
                                       (Principal Accounting Officer)



Dated:  May 14, 1996

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES


                                  INDEX TO EXHIBITS
                                    FOR FORM 10-Q


 Exhibit                                                          Sequentially
 Number                         Description                      Numbered Page
- ---------             -----------------------------------        -------------
 4(a)                 Copies of instruments with respect             N/A
                      to long-term debt will be furnished
                      to the Securities and Exchange
                      Commission upon request.

 11                   Computation of Earnings (Loss) Per
                      Common Share                                    33

 27                   Financial Data Schedule                         34