Form 10-Q
period 1996-06-30
TCF FINANCIAL CORP
filed 1996-08-13
CIK 814184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                  June 30, 1996

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



Registrant's telephone number, including area code: (612) 661-6500
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X                       No
                   ---------                     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
           Class                                  July 31, 1996
- ----------------------------                      -------------
Common Stock, $.01 par value                      34,962,495 shares

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX




Part I.  Financial Information                                            PAGES
                                                                          -----

         Item 1.  Financial Statements


             Consolidated Statements of Financial Condition
                at June 30, 1996 and December 31, 1995. . . . . . . . .      3


             Consolidated Statements of Operations for the
                Three and Six Months Ended June 30, 1996 and 1995 . . .      4


             Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1996 and 1995 . . . . . . . .       5


             Consolidated Statements of Stockholders' Equity for
                the Year Ended December 31, 1995 and for the
                Six Months Ended June 30, 1996. . . . . . . . . . . . .       6


              Notes to Consolidated Financial Statements. . . . . . . .       7


          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations for the Three
                     and Six Months Ended June 30, 1996 and 1995 . . . .   8-22


               Supplementary Information . . . . . . . . . . . . . . . .  23-24


Part II.  Other Information


         Items 1-6 . . . . . . . . . . . . . . . . . . . . . . . . . . .  25-26


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27


Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .     28

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  Financial Statements

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per-share data)
                                   (Unaudited)

                                                                        At             At
                                                                     June 30,     December 31,
                                                                       1996           1995
                                                                   ----------     -----------
                                     ASSETS
Cash and due from banks                                             $  219,772     $  233,619
Interest-bearing deposits with banks                                    97,737            533
Federal funds sold                                                       5,000          -
U.S. Government and other marketable securities
     held to maturity (fair value of $3,821 and $3,716)                  3,821          3,716

Federal Home Loan Bank stock, at cost                                   50,810         60,096
Securities available for sale (amortized cost of $1,058,433
     and $1,182,240)                                                 1,049,183      1,201,490
Loans held for sale                                                    233,018        242,413
Loans:
     Residential real estate                                         2,428,471      2,618,725
     Commercial real estate                                            923,486        970,763
     Commercial business                                               157,138        167,663
     Consumer                                                        1,703,015      1,593,439
     Unearned discounts and deferred fees                              (88,004)       (73,489)
                                                                    ----------     ----------
         Total loans                                                 5,124,106      5,277,101
         Allowance for loan losses                                     (69,243)       (65,695)
                                                                    ----------     ----------
             Net loans                                               5,054,863      5,211,406
Premises and equipment                                                 120,569        120,763
Real estate:
     Total real estate                                                  16,488         24,466
     Allowance for real estate losses                                   (1,149)        (1,526)
                                                                    ----------     ----------
         Net real estate                                                15,339         22,940
Accrued interest receivable                                             47,822         49,120
Due from brokers                                                             -          6,767
Goodwill                                                                10,951         11,503
Deposit base intangibles                                                11,881         12,918
Mortgage servicing rights                                               16,941         16,286
Other assets                                                            63,164         46,341
                                                                    ----------     ----------
                                                                    $7,000,871     $7,239,911
                                                                    ----------     ----------
                                                                    ----------     ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Checking                                                       $1,125,695     $1,103,272
     Passbook and statement                                            849,846        841,115
     Money market                                                      634,236        616,667
     Certificates                                                    2,442,780      2,630,498
                                                                    ----------     ----------
         Total deposits                                              5,052,557      5,191,552
                                                                    ----------     ----------
Securities sold under repurchase agreements                            469,643        438,426
Federal Home Loan Bank advances                                        792,244        893,587
Subordinated debt                                                       13,422         13,520
Collateralized obligations                                              41,028         41,391
Other borrowings                                                        42,808         54,520
                                                                    ----------     ----------
         Total borrowings                                            1,359,145      1,441,444
Accrued interest payable                                                16,076         14,905
Accrued expenses and other liabilities                                  49,305         64,335
                                                                    ----------     ----------
         Total liabilities                                           6,477,083      6,712,236
                                                                    ----------     ----------
Stockholders' equity:
     Preferred stock, par value $.01 per share, 30,000,000
         shares authorized; none issued and outstanding                  -              -
     Common stock, par value $.01 per share, 70,000,000 shares
         authorized; 35,924,268 and 35,604,531 shares issued               359            356
     Additional paid-in capital                                        247,377        243,122
     Unamortized deferred compensation                                  (9,500)       (11,195)
     Retained earnings, subject to certain restrictions                324,554        283,821
     Loan to Executive Deferred Compensation Plan                         (100)          (131)
     Unrealized gain (loss) on securities available for
          sale, net                                                     (6,098)        11,702
     Treasury stock, at cost, 963,818 shares in 1996                   (32,804)         -
                                                                    ----------     ----------
         Total stockholders' equity                                    523,788        527,675
                                                                    ----------     ----------
                                                                    $7,000,871     $7,239,911
                                                                    ----------     ----------
                                                                    ----------     ----------


See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                     (In thousands, except per-share data)
                                  (Unaudited)

                                              Three Months Ended    Six Months Ended
                                                   June 30,              June 30,
                                             -------------------   -------------------
                                               1996       1995       1996       1995
                                             --------   --------   --------   --------
Interest income:
   Interest on loans                         $121,635   $121,791   $244,485   $237,258
   Interest on loans held for sale              4,536      4,607      9,110      8,573
   Interest on securities available for sale   19,171      1,290     39,522      2,902
   Interest on investments                      1,052      1,372      2,170      3,272
   Interest on mortgage-backed securities
    held to maturity                             -        22,581       -        48,427
                                             --------   --------   --------   --------
     Total interest income                    146,394    151,641    295,287    300,432
                                             --------   --------   --------   --------
Interest expense:
   Interest on deposits                        42,974     49,081     87,670     97,386
   Interest on borrowings                      17,544     23,268     37,287     48,106
                                             --------   --------   --------   --------
     Total interest expense                    60,518     72,349    124,957    145,492
                                             --------   --------   --------   --------
        Net interest income                    85,876     79,292    170,330    154,940
Provision for credit losses                     6,823      2,924      9,625      9,612
                                             --------   --------   --------   --------
Net interest income after provision for
 credit losses                                 79,053     76,368    160,705    145,328
                                             --------   --------   --------   --------
Non-interest income:
   Fee and service charge revenues             25,011     22,542     47,611     43,295
   Data processing revenue                      2,634      2,640      5,146      5,064
   Commissions on sales of annuities            2,366      2,562      4,535      4,928
   Title insurance revenues                     3,604      2,867      7,191      5,140
   Gain (loss) on sale of loans held for sale     594       (204)     2,077        372
   Loss on sale of mortgage-backed securities    -          -          -       (21,037)
   Gain (loss) on sale of securities available
    for sale                                     -            60         85       (190)
   Gain on sale of loan servicing                -         1,006       -         1,529
   Gain on sale of branches                       480      1,061      1,725      1,103
   Other                                        2,943      1,574      5,091      2,782
                                             --------   --------   --------   --------
     Total non-interest income                 37,632     34,108     73,461     42,986
                                             --------   --------   --------   --------
Non-interest expense:
   Compensation and employee benefits          35,992     34,233     72,426     69,886
   Occupancy and equipment                     12,476     12,517     25,313     25,012
   Advertising and promotions                   4,621      4,275      9,353      8,727
   Federal deposit insurance premiums and
    assessments                                 3,202      3,451      6,363      6,923
   Amortization of goodwill and other
    intangibles                                   794        791      1,589      1,581
   Provision for real estate losses              (151)       378        297        541
   Merger-related expenses                       -          -          -        21,733
   Cancellation cost on early termination
    of interest-rate exchange contracts          -          -          -         4,423
   Other                                       16,379     15,989     33,778     29,968
                                             --------   --------   --------   --------
     Total non-interest expense                73,313     71,634    149,119    168,794
                                             --------   --------   --------   --------
        Income before income tax expense
         and extraordinary item                43,372     38,842     85,047     19,520
Income tax expense                             16,721     15,448     32,109      7,765
                                             --------   --------   --------   --------
        Income before extraordinary item       26,651     23,394     52,938     11,755
Extraordinary item:
   Penalties on early repayment of FHLB
    advances, net of tax benefit of $578         -          -          -          (963)
                                             --------   --------   --------   --------
        Net income                             26,651     23,394     52,938     10,792
Dividends on preferred stock                     -          -          -           678
                                             --------   --------   --------   --------
   Net income available to common
    shareholders                             $ 26,651   $ 23,394   $ 52,938   $ 10,114
                                             --------   --------   --------   --------
                                             --------   --------   --------   --------


Per common share:
   Income before extraordinary item          $    .75   $    .66   $   1.48   $    .32
   Extraordinary item                            -          -          -          (.03)
                                             --------   --------   --------   --------
   Net income                                $    .75   $    .66   $   1.48   $    .29
                                             --------   --------   --------   --------
                                             --------   --------   --------   --------

   Dividends declared                        $  .1875   $ .15625   $ .34375   $ .28125
                                             --------   --------   --------   --------
                                             --------   --------   --------   --------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                            -----------------------
                                                               1996         1995
                                                            ----------   ----------
Cash flows from operating activities:
   Net income                                               $   52,938   $   10,792
     Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Depreciation and amortization                            9,467        8,868
        Amortization of goodwill and other intangibles           1,589        1,581
        Amortization of fees, discounts and premiums              (211)      (1,320)
        Proceeds from sales of loans held for sale             458,611      178,998
        Principal collected on loans held for sale               6,991        5,455
        Originations and purchases of loans held for sale     (430,597)    (243,748)
        Net increase in other assets and liabilities,
         and accrued interest                                  (10,587)     (16,437)
        Provisions for credit and real estate losses             9,922       10,153
        (Gain) loss on sale of securities available for
         sale                                                      (85)         190
        Loss on sale of mortgage-backed securities               -           21,037
        Gain on sale of branches                                (1,725)      (1,103)
        Gain on sale of loan servicing                           -           (1,529)
        Penalties on early repayment of borrowings               -            1,541
        Cancellation cost on early termination of
         interest-rate exchange contracts                        -            4,423
        Write-off of equipment                                   -           13,435
        Other, net                                              (2,376)         620
                                                            ----------   ----------

          Total adjustments                                     40,999      (17,836)
                                                            ----------   ----------

           Net cash provided (used) by operating
            activities                                          93,937       (7,044)
                                                            ----------   ----------

Cash flows from investing activities:
   Proceeds from sales of mortgage-backed securities             -          211,117
   Principal collected on mortgage-backed securities             -           78,147
   Principal collected on loans                                963,372      562,040
   Loan originations                                          (853,836)    (789,126)
   Net (increase) decrease in interest-bearing deposits
    with banks                                                 (97,204)     191,471
   Proceeds from sales of securities available for sale         16,630       90,218
   Proceeds from maturities of and principal collected on
    securities available for sale                              106,449       74,794
   Proceeds from redemption of FHLB stock                       11,054       24,049
   Net (increase) decrease in short-term federal funds
    sold                                                        (5,000)       6,900
   Proceeds from sales of real estate                           18,617        8,531
   Payments for acquisition and improvement of real estate      (1,421)      (1,483)
   Proceeds from sales of loan servicing                         -            1,724
   Purchases of premises and equipment                          (7,825)     (10,160)
   Sales of deposits, net of cash paid                         (31,679)     (45,743)
   Other, net                                                    6,547         (746)
                                                            ----------   ----------

     Net cash provided by investing activities                 125,704      401,733
                                                            ----------   ----------

Cash flows from financing activities:
   Net decrease in deposits                                   (106,050)    (102,130)
   Proceeds from securities sold under repurchase
    agreements and federal funds purchased                   6,653,432    5,030,457
   Payments on securities sold under repurchase
    agreements and federal funds purchased                  (6,636,715)  (4,774,017)
   Proceeds from FHLB advances                                 627,117    1,073,795
   Payments on FHLB advances                                  (728,460)  (1,624,218)
   Payments for termination of interest-rate exchange
    contracts                                                    -           (4,581)
   Proceeds from other borrowings                              219,794        -
   Payments on collateralized obligations and other
    borrowings                                                (217,461)      (1,002)
   Proceeds from exercise of stock warrants and stock
    options                                                      1,395       14,473
   Repurchases of common stock                                 (32,840)       -
   Other, net                                                  (13,700)        (630)
                                                            ----------   ----------

     Net cash used by financing activities                    (233,488)    (387,853)
                                                            ----------   ----------

Net increase (decrease) in cash and due from banks             (13,847)       6,836
Cash and due from banks at beginning of period                 233,619      224,266
                                                            ----------   ----------

Cash and due from banks at end of period                    $  219,772   $  231,102
                                                            ----------   ----------
                                                            ----------   ----------

Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest on deposits and borrowings                    $  123,473   $  149,905
                                                            ----------   ----------
                                                            ----------   ----------
     Income taxes                                           $   52,033   $    2,781
                                                            ----------   ----------
                                                            ----------   ----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                 Loan to     Unrealized
                                                                                                 Executive      Gain
                                  Number                                   Unamor-               Deferred    (Loss) on
                                  of                                       tized                 Compen-     Securities
                                  Common      Pre-            Additional   Deferred              sation      Available
                                  Shares     ferred   Common   Paid-in     Compen-    Retained   Plan and    for Sale,
                                  Issued     Stock    Stock    Capital     sation     Earnings   ESOP debt      Net
                                 ----------  ------  -------  ----------  ---------   --------  ----------  ------------
Balance, December 31, 1994       34,172,346   $ 27    $342     $251,174   $ (6,986)   $244,779    $(1,695)   $ (1,160)
 Net income                          -          -       -          -           -        60,688        -           -
 Dividends on preferred stock        -          -       -          -           -          (678)       -           -
 Dividends on common stock           -          -       -          -           -       (20,968)       -           -
 Purchase of 32,400 shares to
  be held in treasury                -          -       -          -           -           -          -           -
 Issuance of 308,400 shares
  of restricted stock, of
  which 304,400 shares were
  from treasury                       4,000     -       -         5,166    (10,628)        -          -           -
 Grant of 45,000 shares of
  restricted stock to
  outside directors                  -          -        -          369     (1,431)        -          -           -
 Issuance of 373,760 shares
  from treasury to effect
  merger with Great Lakes          (373,760)    -        (4)     (6,370)       -           -           -          -
 Issuance of shares to
  Dividend Reinvestment Plan            600     -        -           11        -           -           -          -
 Redemption of preferred stock       -        (27)       -      (27,073)       -           -           -          -
 Repurchase and cancellation
  of shares                          (2,676)    -        -          (52)       -           -           -          -
 Cancellation of shares of
  restricted stock                   (9,089)    -        -         (175)       175         -           -          -
 Amortization of deferred
  compensation                       -          -        -           -       7,675         -           -          -
 Exercise of stock options          392,012     -         4       4,700         -          -           -          -
 Exercise of stock warrants       1,265,280     -        12      12,718         -          -           -          -
 Issuance of common stock on
  conversion of convertible
  debentures                        155,818     -         2       2,654         -          -           -          -
 Payments on Loan to Executive
  Deferred Compensation Plan         -          -        -           -          -          -           64         -
 Payments on Employee Stock
   Ownership Plan debt               -          -        -           -          -          -        1,500         -
 Change in unrealized gain
  (loss) on securities
  available for sale, net            -          -        -           -          -          -           -       12,862
                                 ----------  ------   -----    --------  ---------   ---------     ------     -------
Balance, December 31, 1995       35,604,531     -       356     243,122    (11,195)    283,821       (131)     11,702
 Net income                          -          -        -           -          -       52,938         -          -
 Dividends on common stock           -          -        -           -          -      (12,205)        -          -
 Purchase of 964,868 shares to
  be held in treasury                -          -        -           -          -          -           -          -
 Issuance of shares of
  restricted stock                   33,400     -        -        1,305     (1,292)        -           -          -
 Grant of 1,050 shares of
  restricted stock to
  outside directors
  from treasury                      -          -        -           15        (51)        -           -           -
 Cancellation of shares of
  restricted stock                  (21,200)    -        -         (549)       530         -           -           -
 Amortization of deferred
  compensation                       -          -        -           -       2,508         -           -           -
 Exercise of stock options          301,788     -         3       3,386         -          -           -           -
 Issuance of common stock on
  conversion of convertible
  debentures                          5,749     -        -           98         -          -           -           -
 Payments on Loan to Executive
  Deferred Compensation Plan          -         -        -           -          -          -           31          -
 Change in unrealized gain
  (loss) on securities
  available for sale, net             -         -        -           -          -          -           -      (17,800)
                                 ----------  ------   -----    --------  ---------   ---------     ------    --------
Balance, June 30, 1996           35,924,268   $ -      $359    $247,377  $  (9,500)  $ 324,554     $ (100)   $ (6,098)
                                 ----------  ------   -----    --------  ---------   ---------     ------    --------
                                 ----------  ------   -----    --------  ---------   ---------     ------    --------
                                  Treasury
                                    Stock     Total
                                  ---------  --------
Balance, December 31, 1994        $(11,012)  $475,469
 Net income                            -       60,688
 Dividends on preferred stock          -         (678)
 Dividends on common stock             -      (20,968)
 Purchase of 32,400 shares to
  be held in treasury                (824)       (824)
 Issuance of 308,400 shares
  of restricted stock, of
  which 304,400 shares were
  from treasury                     5,462          -
 Grant of 45,000 shares of
  restricted stock to
  outside directors                    -       (1,062)
 Issuance of 373,760 shares
  from treasury to effect
  merger with Great Lakes           6,374          -
 Issuance of shares to
  Dividend Reinvestment Plan          -            11
 Redemption of preferred stock        -       (27,100)
 Repurchase and cancellation
  of shares                           -           (52)
 Cancellation of shares of
  restricted stock                    -             -
 Amortization of deferred
  compensation                        -         7,675
 Exercise of stock options            -         4,704
 Exercise of stock warrants           -        12,730
 Issuance of common stock on
  conversion of convertible
  debentures                          -         2,656
 Payments on Loan to Executive
  Deferred Compensation Plan          -            64
 Payments on Employee Stock
   Ownership Plan debt                -         1,500
 Change in unrealized gain
  (loss) on securities
  available for sale, net             -        12,862
                                  --------    --------
Balance, December 31, 1995             -       527,675
 Net income                            -        52,938
 Dividends on common stock             -       (12,205)
 Purchase of 964,868 shares to
  be held in treasury              (32,840)    (32,840)
 Issuance of shares of
  restricted stock                     -            13
 Grant of 1,050 shares of
  restricted stock to
  outside directors
  from treasury                         36           -
 Cancellation of shares of
  restricted stock                      -          (19)
 Amortization of deferred
  compensation                          -        2,508
 Exercise of stock options              -        3,389
 Issuance of common stock on
  conversion of convertible
  debentures                             -          98
 Payments on Loan to Executive
  Deferred Compensation Plan             -          31
 Change in unrealized gain
  (loss) on securities
  available for sale, net                -     (17,800)
                                  --------    --------
Balance, June 30, 1996            $(32,804)   $523,788
                                  --------    --------
                                  --------    --------

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

(2)        EARNINGS PER COMMON SHARE

           The weighted average number of common and common equivalent shares outstanding used to compute earnings per common share were 35,452,286 and 35,693,048 for the three months ended June 30, 1996 and 1995, respectively, and 35,719,284 and 35,423,122 for the six months ended June 30, 1996 and 1995, respectively.

(3)        PENDING ACQUISITION

           On June 25, 1996, TCF signed a stock purchase agreement to acquire BOC Financial Corporation, an Illinois-based holding company with $192 million in assets and $173 million in deposits, for cash. BOC Financial Corporation is the parent company of the Bank of Chicago which operates three branch offices in the Chicago area. The acquisition, which will be accounted for as a purchase, is contingent upon regulatory approvals and is expected to close prior to or in the fourth quarter of 1996.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

           Item 2. - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

TCF's results of operations for the second quarter and first six months of 1996 show continued improvement in the Company's core operating earnings.
TCF reported record net income of $26.7 million, or 75 cents per common share, for the second quarter of 1996, up 13.9% from $23.4 million, or 66 cents per common share, for the same 1995 period. For the first six months of 1996, TCF reported net income of $52.9 million, or $1.48 per common share, compared with $10.8 million, or 29 cents per common share, for the same 1995 period.

TCF's 1995 first quarter results included certain merger-related charges incurred in connection with TCF's February 8, 1995 acquisition of Great Lakes Bancorp, A Federal Savings Bank ("Great Lakes"). On an after-tax basis, these merger-related charges totaled $32.8 million, or 92 cents per common share for the first six months of 1995. Net income for the first six months of 1995 was $43.6 million, or $1.21 per common share, excluding the $32.8 million in after-tax merger-related charges.

Return on average assets was 1.54% and 1.51% for the second quarter and first six months of 1996, respectively, compared with 1.27% and 1.18% before merger-related charges for the same 1995 periods. On the same basis, return on average realized common equity was 20.04% and 20.07% for the second quarter and first six months of 1996, respectively, compared with 20.41% and 19.04% for the same 1995 periods.

There are uncertainties that may make TCF's historical performance an unreliable indicator of its future performance. Forward-looking information, including projections of future performance, is subject to numerous possible adverse developments. These include, but are not limited to, the possibility of adverse economic developments which may increase default and delinquency risks in TCF's loan portfolios, and in particular its growing consumer finance portfolios; shifts in interest rates which may result in shrinking interest rate margins; deposit outflows; interest rates on competing investments; demand for financial services and loan products; changes in accounting policies or guidelines, monetary and fiscal policies of the Federal government; changes in the quality or composition of TCF's loan and investment portfolios; or other significant uncertainties. In addition, federal legislation has been proposed that would significantly affect the banking industry. See "Financial Condition - Recent Legislative and Regulatory Developments."


NET INTEREST INCOME

Net interest income for the second quarter of 1996 was a record $85.9 million, up 8.3% from $79.3 million for the second quarter of 1995. The net interest margin for the second quarter of 1996 was a record 5.27%, up from 4.58% for the same 1995 period. Net interest income for the first six months of 1996 totaled $170.3 million, up 9.9% from $154.9 million for the same 1995 period. The net interest margin for the first six months of 1996 was 5.16%, up from 4.45% for the same period in 1995. TCF's net interest income and net interest margin increased primarily due to increased yields and growth of consumer loans, the November 30, 1995 redemption of $34.5 million of 10% subordinated capital notes, the favorable impact of the 1995 Great Lakes merger-related restructuring activities, and increased capital. Changes in net interest income are dependent upon the movement of interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. See "Asset/Liability Management - Interest-Rate Risk" and "Financial Condition - Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the second quarter and first six months of 1996 as compared to the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                          Three Months Ended                    Six Months Ended
                                             June 30, 1996                        June 30, 1996
                                      Versus Same Period in 1995           Versus Same Period in 1995
                                     -----------------------------        ------------------------------
                                      Increase (Decrease) Due to            Increase (Decrease) Due to
                                     -----------------------------        ------------------------------
(In thousands)                       Volume       Rate       Total            Volume      Rate       Total
                                     ------       ----       -----            ------      ----       -----
Securities available for sale       $ 17,948    $   (67)   $ 17,881          $ 36,705   $   (85)   $ 36,620
                                    --------    -------    --------          --------   -------    --------
Loans held for sale                      247       (318)        (71)            1,341      (804)        537
                                    --------    -------    --------          --------   -------    --------
Mortgage-backed securities
  held to maturity                   (22,581)       -       (22,581)          (48,427)      -       (48,427)
                                    --------    -------    --------          --------   -------    --------
Loans:
  Residential real estate             (5,273)       469      (4,804)           (7,981)    2,485      (5,496)
  Commercial real estate              (1,236)       315        (921)           (1,906)      435      (1,471)
  Commercial business                   (733)      (407)     (1,140)           (1,134)     (769)     (1,903)
  Consumer                             6,431        278       6,709            13,672     2,425      16,097
                                    --------    -------    --------          --------   -------    --------
    Total loans                         (811)       655        (156)            2,651     4,576       7,227
                                    --------    -------    --------          --------   -------    --------
Investments:
  Interest-bearing deposits
    with banks                            (6)       (13)        (19)             (228)      (33)       (261)
  Federal funds sold                    (159)        (1)       (160)             (240)      (13)       (253)
  U.S. Government and other
    marketable securities
    held to maturity                       3         (4)         (1)                6        (9)         (3)
  FHLB stock                            (122)       (18)       (140)             (567)      (18)       (585)
                                    --------    -------    --------          --------   -------    --------
    Total investments                   (284)       (36)       (320)           (1,029)      (73)     (1,102)
                                    --------    -------    --------          --------   -------    --------
      Total interest income           (5,481)       234      (5,247)           (8,759)    3,614      (5,145)
                                    --------    -------    --------          --------   -------    --------
Deposits:
  Checking                               (54)      (221)       (275)             (158)     (606)       (764)
  Passbook and statement                (298)      (861)     (1,159)             (723)   (1,594)     (2,317)
  Money market                          (308)      (812)     (1,120)             (837)   (1,523)     (2,360)
  Certificates                        (2,567)      (986)     (3,553)           (4,805)      530      (4,275)
                                    --------    -------    --------          --------   -------    --------
    Total deposits                    (3,227)    (2,880)     (6,107)           (6,523)   (3,193)     (9,716)
                                    --------    -------    --------          --------   -------    --------
Borrowings:
  Securities sold under
    repurchase agreements             (1,105)      (776)     (1,881)              305    (1,620)     (1,315)
  FHLB advances                       (2,136)      (939)     (3,075)           (5,777)   (2,273)     (8,050)
  Subordinated debt                   (1,263)       413        (850)           (2,404)      642      (1,762)
  Collateralized obligations             (12)       (92)       (104)              (23)     (170)       (193)
  Other borrowings                       231        (45)        186               526       (25)        501
                                    --------    -------    --------          --------   -------    --------
    Total borrowings                  (4,285)    (1,439)     (5,724)           (7,373)   (3,446)    (10,819)
                                    --------    -------    --------          --------   -------    --------
      Total interest expense          (7,512)    (4,319)    (11,831)          (13,896)   (6,639)    (20,535)
                                    --------    -------    --------          --------   -------    --------
Net interest income                 $  2,031    $ 4,553    $  6,584          $  5,137   $10,253    $ 15,390
                                    --------    -------    --------          --------   -------    --------
                                    --------    -------    --------          --------   -------    --------


PROVISIONS FOR CREDIT LOSSES

TCF provided $6.8 million for credit losses in the second quarter of 1996, compared with $2.9 million for the same prior-year period. In the first six months of 1996, TCF provided $9.6 million for credit losses, relatively unchanged from the first six months of 1995. The provision for credit losses in the first quarter of 1995 includes $5 million in merger-related provisions, which were established to conform Great Lakes' credit loss reserve practices and methods to those of TCF and to allow for the accelerated disposition of Great Lakes' remaining problem assets.

At June 30, 1996, the allowances for loan and real estate losses and industrial revenue bond reserves totaled $72.1 million, compared with $69.2 million at year-end 1995. See "Financial Condition - Allowances for Loan and Real Estate Losses and Industrial Revenue Bond Reserves."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income.
Excluding the gain on sale of branches, non-interest income increased $4.1 million, or 12.4%, to $37.2 million for the second quarter of 1996, compared with $33 million for the same period in 1995. The increase was primarily due to increases in fee and service charge revenues, title insurance revenues, gains on sales of loans held for sale and mutual fund revenues. For the first six months of 1996, non-interest income, excluding the gain on sale of branches and the 1995 losses from merger-related asset sales at Great Lakes, totaled $71.7 million, compared with $63.2 million for the same period in 1995.

Fee and service charge revenues totaled $25 million and $47.6 million for the second quarter and first six months of 1996, respectively, representing increases of 11% and 10% from $22.5 million and $43.3 million for the same 1995 periods. These increases are primarily due to expanded retail banking activities.

Title insurance revenues totaled $3.6 million and $7.2 million during the second quarter and first six months of 1996, respectively, compared with $2.9 million and $5.1 million for the same 1995 periods. Title insurance revenues are cyclical in nature and are largely dependent on the level of residential real estate loan originations and refinancings.

Gains on sales of loans held for sale totaled $594,000 during the second quarter of 1996, compared with losses on sales of loans held for sale of $204,000 during the same period in 1995. For the six months ended June 30, 1996, TCF recognized gains on sales of loans held for sale of $2.1 million, compared with $372,000 during the same 1995 period. Gains or losses on sales of loans held for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

During the second quarter of 1996, TCF recognized a $480,000 gain on the sale of one Wisconsin branch, compared with a $1.1 million gain on the sale of three Minnesota branches during the same 1995 period. Results for the first six months of 1996 also include a $1.2 million gain on the sale of two Michigan branches. The branches sold were located outside TCF's primary retail markets.

Other non-interest income totaled $2.9 million and $5.1 million for the second quarter and first six months of 1996, respectively, compared with $1.6 million and $2.8 million for the same 1995 periods. The increases reflect increased commissions earned on sales of mutual fund and insurance products and the 1996 second quarter gain on the sale of TCF's investment in a leasing company joint venture.

During the first quarter of 1995, Great Lakes sold $232.2 million of collateralized mortgage obligations from its held-to-maturity portfolio at a pretax loss of $21 million. Also in the 1995 first quarter, Great Lakes sold $17.3 million of securities available for sale at a pretax loss of $310,000. These merger-related asset sales were completed as part of TCF's strategy to reduce Great Lakes' interest-rate and credit risk to levels consistent with TCF's existing interest-rate risk position and credit risk policy.

NON-INTEREST EXPENSE

Non-interest expense (excluding the provision for real estate losses) totaled $73.5 million for the second quarter of 1996, up 3.1% from $71.3 million for the same 1995 period. For the first six months of 1996, non-interest expense, excluding the item noted above and 1995 merger-related charges, totaled $148.8 million, up 4.7% from $142.1 million for the same 1995 period. Compensation and employee benefits expense totaled $36 million and $72.4 million for the 1996 second quarter and first six months, respectively, compared with $34.2 million and $69.9 million for the same periods in 1995. The increased expenses in 1996 were primarily due to costs associated with expanded consumer lending and consumer finance operations, and other retail banking activities.

Federal deposit insurance premiums and assessments totaled $3.2 million and $6.4 million for the second quarter and first six months of 1996, respectively, compared with $3.5 million and $6.9 million for the same periods in 1995. The decreases were primarily due to lower deposit levels and a decrease in the deposit insurance premium rate of Great Lakes subsequent to its acquisition by TCF.

Other expense totaled $16.4 million and $33.8 million for the second quarter and first six months of 1996, compared with $16 million and $30 million for the same 1995 periods. The increase for the first six months of 1996 was primarily due to initial costs associated with the consolidation of certain back office operations, and the expansion of TCF's consumer lending and consumer finance operations, and other retail banking activities. In addition, the increase reflects an increase in state business taxes due to improved profitability.

Merger-related expenses for the first quarter of 1995 include $13.9 million of equipment charges associated with the integration of Great Lakes' data processing system into TCF's, $4.7 million of employment contract, severance and employee benefit costs reflecting the consolidation of certain Great Lakes functions, and $2.2 million of professional fees and $864,000 of other expenses which were incurred by Great Lakes as a direct result of the merger.

During the first quarter of 1995, Great Lakes prepaid $112.3 million of Federal Home Loan Bank ("FHLB") advances at a pretax loss of $1.5 million. This amount, net of a $578,000 income tax benefit, was recorded as an extraordinary item. Interest-rate exchange contracts with notional principal amounts totaling $544.5 million were terminated by Great Lakes at a pretax loss of $4.4 million. These actions were taken in order to reduce Great Lakes' level of higher-cost wholesale borrowings and to reduce interest-rate risk.

INCOME TAXES

TCF recorded income tax expense of $16.7 million and $32.1 million for the second quarter and first six months of 1996, or 38.6% and 37.8% of income before income tax expense and extraordinary item, respectively, compared with $15.4 million and $7.8 million, or 39.8%, for the comparable 1995 periods. The lower rates in 1996 reflect increased profitability and the lack of merger-related expenses in 1996.

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

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, and competition. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. TCF's one-year adjusted interest-rate gap was a negative $297.1 million, or (4)% of total assets, at June 30, 1996, compared with a negative $189.5 million, or (3)% of total assets, at December 31, 1995.

FINANCIAL CONDITION

INVESTMENTS

Total investments increased $93 million from year-end 1995 to $157.4 million at June 30, 1996, reflecting an increase in interest-bearing deposits with banks.

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Securities available for sale decreased $152.3 million from year-end 1995 to $1 billion at June 30, 1996, primarily due to repayment and prepayment activity. At June 30, 1996, TCF's securities available-for-sale portfolio included $934.9 million and $114.3 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:

                                At June 30, 1996       At December 31, 1995
                               ------------------     -----------------------
                               Amortized     Fair       Amortized       Fair
(In thousands)                    Cost       Value        Cost          Value
                               ---------   --------     ----------    ----------
U.S. Government and other
  marketable securities        $      -    $      -     $    1,004    $    1,062
                             ----------  ----------     ----------    ----------
Mortgage-backed securities:
  FHLMC                         320,431     316,254        356,021       360,631
  FNMA                          588,943     582,907        643,572       655,568
  GNMA                          121,890     123,908        134,550       138,723
  Private issuer                 25,575      24,654         28,148        26,903
  Collateralized mortgage
    obligations                   1,594       1,460         18,945        18,603
                             ----------  ----------     ----------    ----------
                              1,058,433   1,049,183      1,181,236     1,200,428
                             ----------  ----------     ----------    ----------
                             $1,058,433  $1,049,183     $1,182,240    $1,201,490
                             ----------  ----------     ----------    ----------
                             ----------  ----------     ----------    ----------

LOANS HELD FOR SALE

Education and residential real estate loans held for sale are carried at the lower of cost or market. Education and residential real estate loans held for sale decreased $6 million and $3.4 million, respectively, from year-end 1995 and totaled $157.7 million and $75.3 million, respectively, at June 30, 1996. TCF's third-party residential loan servicing portfolio totaled $4.5 billion at June 30, 1996, unchanged from December 31, 1995.

LOANS

The following table sets forth information about loans held in TCF's portfolio, excluding loans held for sale:


                                                        At              At
                                                     June 30,       December 31,
(In thousands)                                         1996            1995
                                                     ----------     ------------
Residential real estate                              $2,428,471      $2,618,725
                                                     ----------      ----------

Commercial real estate:
    Apartments                                          377,371         405,975
    Other permanent                                     481,710         504,861
    Construction and development                         64,405          59,927
                                                     ----------      ----------
                                                        923,486         970,763
                                                     ----------      ----------
      Total real estate                               3,351,957       3,589,488
                                                     ----------      ----------
Commercial business                                     157,138         167,663
                                                     ----------      ----------
Consumer:
    Home equity                                       1,154,227       1,112,996
    Automobile and marine                               407,249         323,074
    Credit card                                          40,938          45,123
    Loans secured by deposits                             9,902          10,034
    Other secured                                        19,214          18,364
    Unsecured                                            71,485          83,848
                                                     ----------      ----------
                                                      1,703,015       1,593,439
                                                     ----------      ----------
                                                      5,212,110       5,350,590
Less:
    Unearned discounts on loans purchased                 2,855           3,126
    Deferred loan fees, net                               6,930           8,390
    Unearned discounts and finance charges, net          78,219          61,973
                                                     ----------      ----------
                                                     $5,124,106      $5,277,101
                                                     ----------      ----------
                                                     ----------      ----------

Loans decreased $153 million from year-end 1995 to $5.1 billion at June 30, 1996. Residential real estate loans totaled $2.4 billion at June 30, 1996, a decrease of $190.3 million from December 31, 1995. This decrease largely reflects an increase in loan repayment activity.

Consumer loans totaled $1.7 billion at June 30, 1996, an increase of $109.6 million from December 31, 1995. This change was primarily due to an $84.2 million increase in automobile and marine loans and a $41.2 million increase in home equity loans. The growth in automobile and marine loans and home equity loans reflects TCF's expanded consumer lending and consumer finance operations. Consumer loan growth in recent years reflects TCF's emphasis on expanding its portfolio of these higher-yielding, shorter-term loans, including home equity lines of credit. At June 30, 1996, TCF's average home equity line of credit was $35,000 and the average loan balance outstanding was $19,000, or 54% of the available line.

TCF continues to expand its consumer finance lending through its consumer finance subsidiaries, collectively referred to herein as the "Consumer Finance Subsidiaries." TCF has significantly expanded its consumer finance operations in recent periods and opened four consumer finance offices during the first six months of 1996. As of June 30, 1996, TCF had 74 consumer finance offices in 16 states. As a result of this expansion, TCF's consumer finance loan portfolio totaled $464.1 million at June 30, 1996, compared with $374.4 million at December 31, 1995. The Company intends to concentrate on increasing the outstanding loan balances of these existing offices and improving the profitability of the Consumer Finance Subsidiaries in 1996.

The Consumer Finance Subsidiaries primarily originate automobile and home equity loans and purchase automobile loans, and also engage in the origination of loans through loan brokers. Automobile and marine loans comprise $281.2 million, or 60.6% of total consumer finance loans outstanding at June 30, 1996. Home equity loans comprise $169.6 million, or 36.5% of total consumer finance loans outstanding at June 30, 1996. The average individual balance of consumer finance automobile and marine loans, and home equity loans were $9,000 and $30,000, respectively, at June 30, 1996. The Consumer Finance Subsidiaries are seeking to increase the percentage of home equity loans to total consumer finance loans over time.

Through their purchases of automobile loans, the Consumer Finance Subsidiaries provide indirect financing. The Consumer Finance Subsidiaries serve as an alternative source of financing to customers who might otherwise not be able to obtain financing from more traditional sources. Included in the consumer finance loans at June 30, 1996 are $229.8 million of sub-prime automobile and marine loans which carry a higher level of credit risk and higher interest rates. The term sub-prime refers to the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate. There can be no assurances that the Company's sub-prime lending criteria are the same as those utilized by other lenders. Loans classified as sub-prime are to borrowers that because of significant past credit problems or limited credit histories are unable to obtain credit from traditional sources. Although competition in the sub-prime lending market has increased, the Company believes that sub-prime borrowers represent a substantial market and their demand for financing has not been adequately served by traditional lending sources. The underwriting criteria for loans originated by the Consumer Finance Subsidiaries generally have been less stringent than those historically adhered to by TCF's savings bank subsidiaries and, as a result, carry a higher level of credit risk and higher interest rates. The rapid expansion of the higher-risk lending engaged in by the Consumer Finance Subsidiaries is expected, as these portfolios mature, to result in increases in consumer loan loss and delinquency ratios. These portfolios also represent an increased risk of loss in the event of adverse economic developments. Although TCF believes that experienced finance company management and appropriate underwriting criteria enable the Consumer Finance Subsidiaries to effectively evaluate the creditworthiness of sub-prime borrowers and the adequacy of the collateral, sub-prime lending is inherently more risky than traditional lending and there can be no assurance that all appropriate underwriting criteria have been identified or weighted properly in the assessment of credit risk, or will afford adequate protection against the higher risks inherent in lending to sub-prime borrowers. Applicable underwriting criteria include standards for term; amount of downpayment, installment payment and interest rate; amount of loan in relation to the value of the collateral; credit history and debt serviceability; and other factors. These criteria are subject to change from time to time as circumstances may warrant.

The following table sets forth the geographical locations (based on the location of the office originating or purchasing the loan) of TCF's consumer finance loan portfolio (dollars in thousands):


                                        At June 30, 1996    At December 31, 1995
                                       -------------------  --------------------
                                         Loan                 Loan
                                        Balance    Percent   Balance     Percent
                                        --------    -------  --------    -------
       Illinois                         $132,132     28.5%   $116,866      31.2%
       Minnesota                         102,426     22.1      96,533      25.7
       Wisconsin                          34,032      7.3      27,911       7.4
       Georgia                            28,975      6.2      23,044       6.2
       Florida                            28,013      6.0      19,925       5.3
       Missouri                           24,069      5.2      19,295       5.2
       North Carolina                     18,286      3.9       8,053       2.2
       Kentucky                           17,556      3.8      13,017       3.5
       Tennessee                          15,316      3.3      11,474       3.1
       Ohio                               15,311      3.3      11,459       3.1
       Other                              48,002     10.4      26,817       7.1
                                        --------    -----    --------     -----
         Total consumer finance loans   $464,118    100.0%   $374,394     100.0%
                                        --------    -----    --------     -----
                                        --------    -----    --------     -----

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

Commercial real estate loans decreased $47.3 million from year-end 1995 to $923.5 million at June 30, 1996. Commercial business loans decreased
$10.5 million in the first six months of 1996 to $157.1 million at June 30, 1996. TCF is seeking to expand its commercial real estate and commercial business lending activity to borrowers located in its primary midwestern markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. These loans generally have larger individual balances and a greater inherent risk of loss. The risk of loss is difficult to quantify and is subject to fluctuations in real estate values. At June 30, 1996, approximately 92% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. At June 30, 1996, the average individual balance of commercial real estate loans and commercial business loans was $583,000 and $211,000, respectively.

Included in performing loans at June 30, 1996 are commercial real estate loans aggregating $1.6 million with terms that have been modified in troubled debt restructurings, unchanged from December 31, 1995.

The results of hotel and motel operations are susceptible to changes in prevailing economic conditions. Included in commercial real estate loans at June 30, 1996 are $78.8 million of loans secured by hotel and motel properties. Seven loans comprise $42 million, or 53.3%, of the total hotel and motel portfolio. Of the total hotel and motel portfolio balance, three loans totaling $14 million are included in loans subject to management concern and two loans totaling $2.3 million are included in non-accrual loans. TCF continues to closely monitor the performance of these loans and properties.

At June 30, 1996, the recorded investment in loans that are considered to be impaired was $21.8 million for which the related allowance for credit losses was $4.9 million. All of these loans were on non-accrual status. The average recorded investment in impaired loans during the three and six months ended June 30, 1996 was $25.3 million and $26.5 million, respectively. For the three and six months ended June 30, 1996, TCF recognized interest income on impaired loans of $258,000 and $397,000, respectively, all of which was recognized using the cash basis method of income recognition.

ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES AND INDUSTRIAL REVENUE BOND RESERVES

A summary of the activity of the allowances for loan and real estate losses and industrial revenue bond reserves, and selected statistics follows (dollars in thousands):

                                                   Three Months Ended                      Six Months Ended
                                                      June 30, 1996                           June 30, 1996
                                          -----------------------------------   -----------------------------------
                                                          Industrial                            Industrial
                                                           Revenue                               Revenue
Allowance for Loan Losses and             Allowance for      Bond               Allowance for     Bond
  Industrial Revenue Bond Reserves:        Loan Losses     Reserves     Total    Loan Losses     Reserves    Total
                                          ------------    ----------    -----   -------------   ----------   -----
Balance at beginning of period               $66,779        $1,760     $68,539     $65,695         $1,960   $67,655
  Provision for credit losses                  6,823           -         6,823       9,825           (200)    9,625
  Charge-offs                                 (6,876)         (100)     (6,976)    (10,462)          (100)  (10,562)
  Recoveries                                   2,517           -         2,517       4,185             -      4,185
                                             -------        ------     -------     -------         ------   -------
    Net charge-offs                           (4,359)         (100)     (4,459)     (6,277)          (100)   (6,377)
                                             -------        ------     -------     -------         ------   -------
Balance at end of period                     $69,243        $1,660     $70,903     $69,243         $1,660   $70,903
                                             -------        ------     -------     -------         ------   -------
                                             -------        ------     -------     -------         ------   -------
Allowance for loan losses as a
  percentage of gross loan balances,
  excluding loans held for sale                 1.33%                                 1.33%

Ratio of annualized net loan
  charge-offs to average loans
  outstanding, excluding loans held
  for sale                                       .34                                   .24

                                                   Three Months Ended                      Six Months Ended
                                                      June 30, 1995                           June 30, 1995
                                          -----------------------------------   -----------------------------------
                                                          Industrial                            Industrial
                                                           Revenue                               Revenue
Allowance for Loan Losses and             Allowance for      Bond               Allowance for     Bond
  Industrial Revenue Bond Reserves:        Loan Losses     Reserves     Total    Loan Losses     Reserves    Total
                                          ------------    ----------    -----   -------------   ----------   -----
Balance at beginning of period               $62,383        $2,684     $65,067     $56,343         $2,759   $59,102
  Provision for credit losses                  2,999           (75)      2,924       9,762           (150)    9,612
  Charge-offs                                 (4,514)          -        (4,514)     (6,887)           -      (6,887)
  Recoveries                                   1,728           -         1,728       3,378            -       3,378
                                             -------        ------     -------     -------         ------   -------
    Net charge-offs                           (2,786)          -        (2,786)     (3,509)           -      (3,509)
                                             -------        ------     -------     -------         ------   -------
Balance at end of period                     $62,596        $2,609     $65,205     $62,596         $2,609   $65,205
                                             -------        ------     -------     -------         ------   -------
                                             -------        ------     -------     -------         ------   -------
Allowance for loan losses as a
  percentage of gross loan balances,
  excluding loans held for sale                 1.16%                                 1.16%

Ratio of annualized net loan
  charge-offs to average loans
  outstanding, excluding loans held
  for sale                                       .21                                   .13

                                                           Three Months Ended          Six Months Ended
Allowance for Real Estate Losses:                              June 30,                    June 30,
                                                          --------------------        ------------------
                                                           1996          1995          1996        1995
                                                          ------        ------        ------      ------

Balance at beginning of period                            $1,331        $1,973        $1,526      $ 2,576
  Provision for losses                                      (151)          378           297          541
  Charge-offs                                                (31)         (782)         (674)      (1,548)
                                                          ------        ------        ------      -------
Balance at end of period                                  $1,149        $1,569        $1,149      $ 1,569
                                                          ------        ------        ------      -------
                                                          ------        ------        ------      -------

On an ongoing basis, TCF's loan and real estate portfolios are carefully reviewed and thoroughly analyzed as to credit risk, performance, collateral value and quality. The allowance for loan losses is maintained at a level believed to be adequate by management to provide for estimated loan losses. Management's judgment as to the adequacy of the allowance is a result of ongoing review of larger individual loans, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the level of non-performing assets, net charge-offs, geographic location and prevailing economic conditions. The allowance for loan losses is established for known or anticipated problem loans, as well as for loans which are not currently known to require specific allowances for loss. Loans are charged off to the extent they are deemed to be uncollectible. The unallocated portion of TCF's allowance for loan losses totaled $21.9 million at June 30, 1996, compared with $17.8 million at December 31, 1995.

The allowance for real estate losses is based on management's periodic analysis of real estate holdings and is maintained at a level believed to be adequate by management to provide for estimated real estate losses. The allowance for real estate losses is established to reduce the carrying value of real estate to fair value less disposition costs. A weakness in commercial real estate markets may result in declines in the values of TCF's real estate or the sale of individual properties at less than previously estimated values, resulting in additional charge-offs. TCF recognizes the effect of such events in the periods in which they occur. The provision for real estate losses for the second quarter and first six months of 1996 reflects a reduction in the balance of real estate.

TCF, as the acquiring entity of Republic Capital Group, Inc., guarantees certain industrial development and housing revenue bonds issued by municipalities to finance commercial and multi-family real estate owned by third parties. The balance of such financial guarantees at June 30, 1996 was $12.4 million, down from $13.5 million at December 31, 1995. The provision for credit losses on industrial revenue bond financial guarantees reflects a reduction in the balance of the financial guarantees. Management has considered these guarantees in its review of the adequacy of the industrial revenue bond reserves, which are included in other liabilities in the Consolidated Statements of Financial Condition.

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

Non-Performing Assets

Non-performing assets (principally non-accrual loans and real estate acquired through foreclosure) totaled $55.9 million at June 30, 1996, down $14.8 million, or 20.9%, from the December 31, 1995 total of $70.7 million. The decrease in non-performing assets reflects the accelerated disposition of certain of Great Lakes' remaining problem assets. At June 30, 1996, six commercial real estate loans or properties comprised $15.4 million, or 27.5%, of total non-performing assets. These loans or properties had been written down by $929,000 as of June 30, 1996. Properties acquired are being actively marketed. Approximately 84% of non-performing assets at June 30, 1996 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans become more than 90 days past due with respect to either principal or interest unless such loans are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:

                                                      At             At
                                                   June 30,     December 31,
(Dollars in thousands)                               1996           1995
                                                  ---------     ------------
Loans (1):
     Residential real estate                       $ 7,420        $ 7,045
     Commercial real estate                         19,175         22,255
     Commercial business                             2,657          7,541
     Consumer                                        8,582          7,487
                                                   -------        -------
                                                    37,834         44,328
Real estate and other assets (2)                    18,111         26,402
                                                   -------        -------
     Total non-performing assets                   $55,945        $70,730
                                                   -------        -------
                                                   -------        -------
Non-performing assets as a percentage
     of net loans                                     1.11%          1.36%
Non-performing assets as a percentage
     of total assets                                   .80            .98

(1) Included in total loans in the Consolidated Statements of Financial
    Condition.
(2) Includes commercial real estate of $3.7 million and $11.4 million and automobiles of $2.2 million and $2.5 million at June 30, 1996 and December 31, 1995, respectively.

TCF had accruing loans 90 days or more past due totaling $220,000 at June 30, 1996, compared with $761,000 at December 31, 1995. These loans are in the process of collection and management believes they are adequately secured. The over 30-day delinquency rate on TCF's loans (excluding loans held for sale and non-accrual loans) was .84% of gross loans outstanding at June 30, 1996, compared with .78% at year-end 1995. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan portfolio, excluding loans held for sale and non-accrual loans:

                                       At June 30, 1996    At December 31, 1995
                                    ---------------------  ---------------------
                                               Percentage             Percentage
                                    Principal   of Gross   Principal   of Gross
(Dollars in thousands)              Balances      Loans    Balances      Loans
                                    ---------  ----------  ---------  ----------
Consumer:
  Savings bank lending               $ 9,111       .78%     $11,110       .96%
  Consumer finance lending            18,710      3.51       16,188      3.77
                                     -------                -------
                                      27,821      1.64       27,298      1.72
Residential real estate               14,813       .61       12,056       .46
Commercial real estate                   728       .08        1,411       .15
Commercial business                      213       .14          591       .37
                                     -------                -------
                                     $43,575       .84      $41,356       .78
                                     -------                -------
                                     -------                -------

TCF's over 30-day delinquency rate on gross consumer loans was 1.64% at June 30, 1996, down from 1.72% at year-end 1995. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially consumer finance loans. TCF's over 30-day delinquency rate on gross consumer finance loans was 3.51% at June 30, 1996, compared with 3.77% at December 31, 1995. Consumer finance lending is generally considered to involve a higher level of credit risk. The underwriting criteria for loans originated by the Consumer Finance Subsidiaries are generally less stringent than those historically adhered to by TCF's savings bank subsidiaries and, as a result, these loans have a higher level of credit risk and higher interest rates.
TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality that are consistent with its goals for expanding its portfolio of these higher-yielding loans, but no assurance can be given as to the level of future delinquencies and loan charge-offs.

In addition to the non-accrual, restructured and accruing loans 90 days or more past due, there were commercial real estate and commercial business loans with an aggregate principal balance of $36.2 million outstanding at June 30, 1996 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $56.5 million of such loans at December 31, 1995. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

DEPOSITS

Deposits totaled $5.1 billion at June 30, 1996, down $139 million from December 31, 1995. The decrease reflects the previously described branch sales during the first half of 1996. Lower interest-cost checking, savings and money market deposits totaled $2.6 billion, up $48.7 million from year-end 1995, and comprised 51.7% of total deposits at June 30, 1996. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The Company's weighted average rate for deposits, including non-interest bearing deposits, decreased to 3.36% at June 30, 1996 from 3.60% at December 31, 1995. The following table summarizes TCF's deposits:


                                 At June 30, 1996                 At December 31, 1995
                         ------------------------------    -------------------------------
                         Weighted                           Weighted
                         Average                  % of       Average                  % of
(Dollars in thousands)     Rate       Amount      Total       Rate      Amount      Total
                         --------   ----------   ------     --------   ----------   ------
Checking:
  Non-interest bearing     0.00%    $  611,740    12.1%       0.00%    $  573,004    11.0%
  Interest bearing         1.04        513,955    10.2        1.06        530,268    10.2
                                    ----------   -----                 ----------   -----
                            .48      1,125,695    22.3         .51      1,103,272    21.2

Passbook and statement     1.73        849,846    16.8        1.88        841,115    16.2
Money market               3.05        634,236    12.6        3.12        616,667    11.9
Certificates               5.33      2,442,780    48.3        5.56      2,630,498    50.7
                                    ----------   -----                 ----------   -----
                           3.36     $5,052,557   100.0%       3.60     $5,191,552   100.0%
                                    ----------   -----                 ----------   -----
                                    ----------   -----                 ----------   -----

Certificates had the following remaining maturities:

                             At June 30, 1996                          At December 31, 1995
               ---------------------------------------------  --------------------------------------------
                                                 Weighted                                        Weighted
(Dollars in    Negotiable                         Average     Negotiable                          Average
  millions)        Rate       Other      Total      Rate         Rate       Other      Total       Rate
               -----------    -----      -----   --------     ----------    -----      -----     --------
Maturity:
0-3 months       $ 90.0    $  629.9   $  719.9      5.14%       $141.0    $  617.4    $ 758.4      5.45%
4-6 months         16.7       447.8      464.5      5.21          26.7       474.8      501.5      5.50
7-12 months         6.4       591.3      597.7      5.34           5.5       575.4      580.9      5.52
13-24 months        2.2       417.5      419.7      5.52           1.3       472.5      473.8      5.62
25-36 months         .4       127.5      127.9      5.64           1.8       158.8      160.6      5.77
37-48 months        -          55.6       55.6      5.80            .1        82.2       82.3      5.74
49-60 months        -          29.3       29.3      6.03           -          26.5       26.5      5.64
Over 60 months      -          28.2       28.2      6.23           -          46.5       46.5      6.46
                 ------    --------   --------                  ------    --------   --------
                 $115.7    $2,327.1   $2,442.8      5.33        $176.4    $2,454.1   $2,630.5      5.56
                 ------    --------   --------                  ------    --------   --------
                 ------    --------   --------                  ------    --------   --------

BORROWINGS

Borrowings are used primarily to fund the purchase of investments and securities available for sale. These borrowings totaled $1.4 billion as of June 30, 1996, down $82.3 million from year-end 1995. The decrease was primarily due to decreases of $101.3 million in FHLB advances and $14.5 million in federal funds purchased, partially offset by a $31.2 million increase in securities sold under repurchase agreements. The weighted average rate on borrowings decreased to 5.73% at June 30, 1996, from 5.98% at December 31, 1995. At June 30, 1996, borrowings with a maturity of one year or less totaled $1 billion.

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, among other things. The statement requires that a transfer of a financial asset in which the transferor surrenders control over the financial asset shall generally be accounted for as a sale, with appropriate recognition of gain or loss. The statement provides that the transferor has surrendered control if and only if certain conditions are met. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and will be applied prospectively. Earlier or retroactive application will not be permitted. It is too early to predict what effect, if any, the statement will have on TCF's financial condition or results of operations.

TCF's borrowings consist of the following:

                                        At June 30, 1996                      At December 31, 1995
                               ------------------------------------         ------------------------
                                                           Weighted                       Weighted
                                Year of                     Average                        Average
(Dollars in thousands)         Maturity       Amount         Rate           Amount          Rate
                               --------       ------       --------         ------        --------
Securities sold under
  repurchase agreements          1996      $  359,709        5.49%       $  363,426         5.91%
                                 1997         109,934        5.99            75,000         6.12
                                           ----------                    ----------
                                              469,643        5.60           438,426         5.94
                                           ----------                    ----------
Federal Home Loan Bank
  advances                       1996         335,000        5.49           589,339         5.79
                                 1997         240,014        5.65            90,014         5.90
                                 1998         153,000        5.81           128,000         5.76
                                 1999          41,000        6.01            63,000         6.38
                                 2000           8,074        7.24             8,074         7.24
                                 2001          15,000        6.97            15,000         6.97
                                 2008             156        6.17               160         6.15
                                           ----------                    ----------
                                              792,244        5.67           893,587         5.87
                                           ----------                    ----------
Subordinated debt:
  Senior subordinated
    debentures                   2006           6,248       18.00             6,248        18.00

  Convertible subordinated
    debentures                   2011           7,174        7.25             7,272         7.25
                                           ----------                    ----------
                                               13,422       12.25            13,520        12.22
                                           ----------                    ----------
Collateralized obligations:
  Collateralized notes           1997          37,500        5.94            37,500         6.19
    Less unamortized discount                      44         -                  59          -
                                           ----------                    ----------
                                               37,456        5.94            37,441         6.20
                                           ----------                    ----------
  Collateralized mortgage
     obligations                 2008           2,172        6.50             2,627         6.50
                                 2010           1,575        5.90             1,530         5.90
                                           ----------                    ----------
                                                3,747        6.25             4,157         6.28
     Less unamortized discount                    175         -                 207          -
                                           ----------                    ----------
                                                3,572        6.55             3,950         6.61
                                           ----------                    ----------
                                               41,028        6.00            41,391         6.24
                                           ----------                    ----------
Other borrowings:
  Federal funds purchased        1996             -           -              14,500         5.58
  Bank line of credit            1996          29,200        6.32            40,000         6.53
  Treasury tax and loan note     1996          13,591        5.37               -            -
  Other                          1998              17        7.60                20         7.60
                                           ----------                    ----------
                                               42,808        6.02            54,520         6.28
                                           ----------                    ----------
                                           $1,359,145        5.73        $1,441,444         5.98
                                           ----------                    ----------
                                           ----------                    ----------

STOCKHOLDERS' EQUITY

Stockholders' equity at June 30, 1996 was $523.8 million, or 7.5% of total assets, down from $527.7 million, or 7.3% of total assets, at December 31, 1995. The decrease in stockholders' equity is primarily due to the repurchase of 964,868 shares of TCF's common stock at a cost of $32.8 million, payments of $12.2 million in dividends on TCF's common stock and an increase of $17.8 million in net unrealized losses on securities available for sale, partially offset by net income of $52.9 million for the first six months of 1996.

On December 19, 1995, TCF's Board of Directors (the "Board") authorized the repurchase of up to 5% of TCF common stock, or approximately 1.8 million shares. During the first six months of 1996, TCF completed its repurchase of 137,158 shares of stock remaining from its initial 5% stock repurchase program, authorized by the Board in January 1994. TCF purchased a total of 964,868 shares of stock under these plans during the first six months of 1996. The repurchased shares will be used primarily for employee benefit plans.

On July 23, 1996, TCF declared a quarterly dividend of 18.75 cents per common share payable on August 30, 1996 to stockholders of record as of August 9, 1996.

At June 30, 1996, TCF's savings bank subsidiaries exceeded their fully phased-in capital requirements and believe that they would be considered "well-capitalized" under guidelines established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Key legislative developments are expected to have a significant impact on the thrift industry. Inadequate funding of the Savings Association Insurance Fund ("SAIF") has given rise to a large deposit insurance premium disparity between banks insured by the Bank Insurance Fund ("BIF") and SAIF-insured thrifts, which pay significantly higher deposit insurance premiums. Legislation which would rectify this disparity has been pending for over a year but has not yet been enacted. Proposed legislation would recapitalize the SAIF by imposing on thrift institutions a one-time special assessment, the amount of which would vary significantly depending on when the assessment is imposed, future losses of the insurance fund and other factors.

New federal legislation very recently approved by Congress would, if signed into law by the President, repeal the reserve method of accounting for thrift bad debt reserves. This legislation would also eliminate the recapture of a thrift institution's bad debt reserve under certain circumstances, including the institution's conversion to a bank or as a result of similar charter changes.

TCF is pursuing a number of possible operating alternatives at this time, including the continued operation of the savings bank subsidiaries and the creation of new national bank subsidiaries, the chartering of new state savings banks in one or more states, and consummation of the purchase of an existing institution which would result in the acquisition of a state savings bank charter. These initiatives are in various stages of the regulatory approval process. In addition, if legislation is enacted which would recapitalize the SAIF, management is considering the conversion of TCF's savings bank subsidiaries to commercial banks. The ultimate impact of these developments is uncertain at this time.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                            Supplementary Information


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------
                                          At           At           At           At          At            At
(Dollars in thousands                   June 30,    March 31,    Dec. 31,     Sept. 30,    June 30,     March 31,
 except per-share data)                  1996         1996         1995         1995        1995          1995
- --------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                          $7,000,871   $7,039,282   $7,239,911   $7,331,962   $7,432,692   $7,369,061
Investments(1)                           157,368       59,202       64,345       73,651       64,874       91,969
Securities available for sale          1,049,183    1,117,439    1,201,490       32,117       38,575       89,693
Mortgage-backed securities
  held to maturity                          -            -            -       1,199,231    1,251,705    1,291,370
Loans                                  5,124,106    5,174,923    5,277,101    5,323,912    5,329,880    5,237,533
Deposits                               5,052,557    5,150,023    5,191,552    5,181,765    5,249,819    5,371,461
Borrowings                             1,359,145    1,268,887    1,441,444    1,553,693    1,589,861    1,445,327
Stockholders' equity                     523,788      541,019      527,675      490,542      495,550      470,501


- --------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended
- --------------------------------------------------------------------------------------------------------------------
                                        June 30,    March 31,    Dec. 31,     Sept. 30,    June 30,     March 31,
                                         1996         1996         1995         1995        1995          1995
- --------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                         $146,394     $148,893     $153,222     $154,036     $151,641     $148,791
Interest expense                          60,518       64,439       70,451       72,549       72,349       73,143
                                        --------     --------     --------     --------     --------     --------
  Net interest income                     85,876       84,454       82,771       81,487       79,292       75,648
Provision for credit losses                6,823        2,802        2,649        2,951        2,924        6,688
                                        --------     --------     --------     --------     --------     --------
  Net interest income after
    provision for credit losses           79,053       81,652       80,122       78,536       76,368       68,960
                                        --------     --------     --------     --------     --------     --------
Non-interest income:
  Loss on sale of mortgage-backed
    securities                              -            -            -            -            -         (21,037)
  Gain on sale of loan servicing            -            -               3            3        1,006          523
  Gain (loss) on sale of
    securities available for sale           -              85         -            -              60         (250)
  Gain on sale of branches                   480        1,245         -            -           1,061           42
  Other non-interest income               37,152       34,499       35,620       34,164       31,981       29,600
                                        --------     --------     --------     --------     --------     --------
     Total non-interest income            37,632       35,829       35,623       34,167       34,108        8,878
                                        --------     --------     --------     --------     --------     --------
Non-interest expense:
  Provision for real estate losses          (151)         448        1,068          195          378          163
  Amortization of goodwill and
    other intangibles                        794          795          791          791          791          790
  Merger-related expenses                   -            -            -            -            -          21,733
  Cancellation cost on early
    termination of interest-rate
    exchange contracts                      -            -            -            -            -           4,423
  Other non-interest expense              72,670       74,563       74,140       71,554       70,465       70,051
                                        --------     --------     --------     --------     --------     --------
     Total non-interest expense           73,313       75,806       75,999       72,540       71,634       97,160
                                        --------     --------     --------     --------     --------     --------

  Income (loss) before income tax
    expense (benefit) and
    extraordinary item                    43,372       41,675       39,746       40,163       38,842      (19,322)
Income tax expense (benefit)              16,721       15,388       14,263       15,750       15,448       (7,683)
                                        --------     --------     --------     --------     --------     --------
  Income (loss) before
   extraordinary item                     26,651       26,287       25,483       24,413       23,394      (11,639)

Extraordinary item:
  Penalties on early repayment of
    FHLB advances, net of tax
    benefit of $578                          -           -            -            -            -            (963)
                                        --------     --------     --------     --------     --------     --------
       Net income (loss)                  26,651       26,287       25,483       24,413       23,394      (12,602)
Dividends on preferred stock                 -           -            -            -            -             678
                                        --------     --------     --------     --------     --------     --------
    Net income (loss) available
      to common shareholders            $ 26,651     $ 26,287     $ 25,483     $ 24,413     $ 23,394     $(13,280)
                                        --------     --------     --------     --------     --------     --------
                                        --------     --------     --------     --------     --------     --------
Per common share:
    Income (loss) before
      extraordinary item                $    .75     $    .73     $    .71     $    .68     $    .66     $   (.36)
    Extraordinary item                       -           -            -            -            -            (.03)
                                        --------     --------     --------     --------     --------     --------
    Net income (loss)                   $    .75     $    .73     $    .71     $    .68     $    .66     $   (.39)
                                        --------     --------     --------     --------     --------     --------
                                        --------     --------     --------     --------     --------     --------
    Dividends declared                  $  .1875     $ .15625     $ .15625     $ .15625     $ .15625     $   .125
                                        --------     --------     --------     --------     --------     --------
                                        --------     --------     --------     --------     --------     --------
FINANCIAL RATIOS:
Return on average assets (2)                1.54%        1.48%        1.40%        1.32%        1.27%        (.67)%
Return on average common
  equity (2)                               20.22        19.67        20.21        20.44        20.48       (11.86)
Return on average realized common
  equity (2)                               20.04        19.97        20.29        20.38        20.41       (11.83)
Average total equity to average
  assets                                    7.60         7.51         6.95         6.56         6.53         6.33
Net interest margin (2)(3)                  5.27         5.06         4.86         4.71         4.58         4.31

- -------------

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

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Supplementary Information (Continued)

          Consolidated Average Balance Sheets, Interest and Dividends
              Earned or Paid, and Related Interest Yields and Rates


                                                           Six Months Ended June 30,
                              --------------------------------------------------------------------------------

                                              1996                                      1995
                              --------------------------------------     --------------------------------------
                                                          Interest                                    Interest
                               Average                   Yields and      Average                     Yields and
(Dollars in thousands)         Balance     Interest(1)    Rates (2)      Balance     Interest(1)      Rates (2)
                               -------     -----------   -----------     -------     -----------     -----------
Assets:
    Securities available
     for sale                 $1,107,754    $ 39,522        7.14%      $   79,005     $  2,902          7.35%
                              ----------    --------                   ----------     --------
    Loans held for sale          242,890       9,110        7.50          208,379        8,573          8.23
                              ----------    --------                   ----------     --------

    Mortgage-backed
     securities
     held to maturity               -           -             -         1,362,790       48,427          7.11
                              ----------    --------                   ----------     --------
    Loans:
     Residential real
       estate                  2,496,653      98,942        7.93        2,696,921      104,438          7.74
     Commercial real estate      946,205      42,238        8.93          988,425       43,709          8.84
     Commercial business         166,289       7,282        8.76          191,235        9,185          9.61
     Consumer                  1,574,064      96,023       12.20        1,349,384       79,926         11.85
                              ----------    --------                   ----------     --------
       Total loans(3)          5,183,211     244,485        9.43        5,225,965      237,258          9.08
                              ----------    --------                   ----------     --------
    Investments:
     Interest-bearing
       deposits with banks         2,392          64        5.35           10,761          325          6.04
     Federal funds sold            2,002          57        5.69           10,408          310          5.96
     U.S. Government and
       other marketable
       securities held
       to maturity                 3,774          98        5.19            3,553          101          5.69
     FHLB stock                   54,450       1,951        7.17           70,251        2,536          7.22
                              ----------    --------                   ----------     --------
        Total investments         62,618       2,170        6.93           94,973        3,272          6.89
                              ----------    --------                   ----------     --------
        Total interest-
          earning assets       6,596,473     295,287        8.95        6,971,112      300,432          8.62
                                            --------      ------                      --------        ------

    Other assets(4)              433,833                                  453,218
                              ----------                               ----------
     Total assets             $7,030,306                               $7,424,330

                              ----------                               ----------
                              ----------                               ----------
Liabilities and
    Stockholders' Equity:
     Noninterest-bearing
      deposits                $  579,811                               $  474,979
                              ----------                               ----------
     Interest-bearing
       deposits:
         Checking                517,271       2,858        1.11          541,458        3,622          1.34
       Passbook and
         statement               809,225       7,304        1.81          878,373        9,621          2.19
       Money market              630,132       9,529        3.02          680,525       11,889          3.49
       Certificates            2,523,475      67,979        5.39        2,699,869       72,254          5.35
                              ----------    --------                   ----------     --------
         Total interest-
           bearing
           deposits            4,480,103      87,670        3.91        4,800,225       97,386          4.06
                              ----------    --------                   ----------     --------

     Borrowings:
       Securities sold
        under repurchase
        agreements               528,400      14,641        5.54          518,412       15,956          6.16

      FHLB advances              712,740      19,511        5.47          918,982       27,561          6.00
      Subordinated debt           13,462         940       13.97           50,378        2,702         10.73
      Collateralized
        obligations               41,074       1,286        6.26           41,729        1,479          7.09
      Other borrowings            30,046         909        6.05           12,686          408          6.43
                              ----------    --------                   ----------     --------
        Total borrowings       1,325,722      37,287        5.63        1,542,187       48,106          6.24
                              ----------    --------                   ----------     --------

      Total interest-
           bearing
           liabilities(5)      5,805,825     124,957        4.30        6,342,412      145,492          4.59
                                             --------     --------                     --------        -------

     Other liabilities(4)        115,121                                  128,679
                              ----------                               ----------
      Total liabilities        6,500,757                                6,946,070
                              ----------                               ----------

     Stockholders' equity:(4)
      Preferred equity             -                                       25,019
      Common equity              529,549                                  453,241
                              ----------                               ----------
          Total stockholders'
            equity               529,549                                  478,260
                              ----------                               ----------
      Total liabilities
          and stockholders'
          equity              $7,030,306                               $7,424,330
                              ----------                               ----------
                              ----------                               ----------
Net interest income                         $170,330                                  $154,940
                                            --------                                  --------
                                            --------                                  --------
Net interest rate spread                                    4.65%                                       4.03%
                                                          --------                                     -------
                                                          --------                                     -------

Net interest margin                                         5.16%                                       4.45%
                                                          --------                                     -------
                                                          --------                                     -------


(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $202,000 and $224,000 was recognized during the six months ended June 30, 1996 and 1995, respectively.
(2)     Annualized.
(3) Average balance of loans includes non-accrual loans and is presented net of unearned income.
(4)     Average balance is based upon month-end balances.
(5) Includes $29,000 and $647,000 of interest expense on interest-rate exchange contracts and interest-rate cap agreements for the six months ended June 30, 1996 and 1995, respectively.

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

On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the U.S. Court of Appeals for the Federal Circuit, which decision had affirmed Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 64 U.S.L.W. 4739 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital.

There are a variety of contracts and contract provisions in the TCF and Great Lakes transactions. The government has indicated that it will have a number of affirmative defenses in goodwill litigation filed against it. There can be no assurance that the U.S. Supreme Court decision in WINSTAR will mean that a similar result would be obtained in the actions filed by TCF and Great Lakes. There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF or Great Lakes or, even if a determination favorable to TCF or Great Lakes is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF's or Great Lakes' claim.

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

                                                                 Vote
                                        -------------------------------------------
                                                     Against or            Broker
                                            For       Withheld   Abstain   Nonvote
                                        ----------   ----------  -------   --------
1.  Election of Directors:
      William A. Cooper . . . . . . . . 27,584,520     441,456    N/A       N/A
      Thomas A. Cusick. . . . . . . . . 27,610,651     415,325    N/A       N/A
      Rudy Boschwitz. . . . . . . . . . 27,690,632     335,344    N/A       N/A
      Thomas J. McGough . . . . . . . . 27,801,704     224,272    N/A       N/A
      Ronald A. Ward. . . . . . . . . . 27,718,716     307,260    N/A       N/A

2.  Ratification of KPMG Peat
    Marwick LLP as independent
    public accountants for
    1996. . . . . . . . . . . . . . . . 27,869,569      77,195   79,212       0

3.  Approval of a Directors
    Stock Grant Program . . . . . . . . 26,442,342   1,354,294  229,339       1

4.  Approval of a Performance-
    Based Incentive Policy. . . . . . . 26,744,999   1,025,479  255,498       0

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      See Index to Exhibits on page 28 of this report.

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TCF FINANCIAL CORPORATION




                                              /s/ Ronald J. Palmer
                                   --------------------------------------------
                                   Ronald J. Palmer, Executive Vice President,
                                     Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)





                                              /s/ Mark R. Lund
                                   --------------------------------------------
                                       Mark R. Lund, Senior Vice President,
                                       Assistant Treasurer and Controller
                                          (Principal Accounting Officer)




Dated:  August 12, 1996

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q





   Exhibit                                                        Sequentially
   Number                       Description                       Numbered Page
   -----------                  -----------                       -------------
       4(a)          Copies of instruments with respect               N/A
                     to long-term debt will be furnished
                     to the Securities and Exchange
                     Commission upon request.

      10(a)          Employment Agreement dated July 1, 1996           -
                     between TCF Financial Corporation and
                     William A. Cooper

      10(b)          Change in Control Agreement dated                 -
                     July 1, 1996 between TCF Financial
                     Corporation and William A. Cooper

      11             Computation of Earnings Per Common Share          -

      27             Financial Data Schedule                           -