Form 10-Q
period 1996-09-30
TCF FINANCIAL CORP
filed 1996-11-14
CIK 814184

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


                [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                           For the quarterly period ended
                                  September 30, 1996

                                          or

                [ ]  Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                  __________________

                                   Commission File
                                      No. 0-16431
                                  __________________


                             TCF FINANCIAL CORPORATION
              ----------------------------------------------------------
                (Exact name of registrant as specified in its charter)



          DELAWARE                                        41-1591444
---------------------------------        ---------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



         801 MARQUETTE AVENUE, SUITE 302, MINNEAPOLIS, MINNESOTA 55402
        ---------------------------------------------------------------
             (Address and Zip Code of principal executive offices)



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

                Yes    X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
           CLASS                                  OCTOBER 31, 1996
-----------------------------                    ---------------------
Common Stock, $.01 par value                      34,770,453 shares

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                        INDEX




Part I.  Financial Information                                          PAGES


    Item 1.  Financial Statements


         Consolidated Statements of Financial Condition
           at September 30, 1996 and December 31, 1995 ................   3


         Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 1996 and 1995.....   4


         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1996 and 1995..............    5


         Consolidated Statements of Stockholders' Equity for
           the Year Ended December 31, 1995 and for the
           Nine Months Ended September 30, 1996.......................    6


         Notes to Consolidated Financial Statements ..................    7


    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations for the Three and Nine Months Ended September 30, 1996 and 1995.. 8-24


         Supplementary Information....................................25-26


Part II.  Other Information


    Items 1-6 ....................................................... 27-28


Signatures............................................................   29


Index to Exhibits.....................................................   30

                            PART I - FINANCIAL INFORMATION

                            ITEM 1.  Financial Statements

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Financial Condition (Dollars in thousands, except per-share data)
                                     (Unaudited)

                                                             AT              AT
                                                         SEPTEMBER 30,   DECEMBER 31,
                                                            1996              1995
                                                         -------------   ------------
                                             ASSETS
Cash and due from banks                                   $  205,741     $  233,619
Interest-bearing deposits with banks                         333,132            533
Federal funds sold                                             5,000            -
U.S. Government and other marketable securities
    held to maturity (fair value of $3,856 and $3,716)         3,856          3,716
Federal Home Loan Bank stock, at cost                         58,811         60,096
Securities available for sale (amortized cost of
    $1,005,515 and $1,182,240)                               997,964      1,201,490
Loans held for sale                                          223,327        242,413
Loans:
    Residential real estate                                2,312,977      2,618,725
    Commercial real estate                                   901,838        970,763
    Commercial business                                      154,195        167,663
    Consumer                                               1,768,275      1,593,439
    Unearned discounts and deferred fees                     (87,777)       (73,489)
                                                          ----------     ----------
        Total loans                                        5,049,508      5,277,101
        Allowance for loan losses                            (71,581)       (65,695)
                                                          ----------     ----------
            Net loans                                      4,977,927      5,211,406
Premises and equipment                                       126,424        120,763
Real estate:
    Total real estate                                         15,985         24,466
    Allowance for real estate losses                          (1,157)        (1,526)
                                                          ----------     ----------
        Net real estate                                       14,828         22,940
Accrued interest receivable                                   42,931         49,120
Goodwill                                                      10,675         11,503
Deposit base intangibles                                      11,362         12,918
Mortgage servicing rights                                     17,239         16,286
Other assets                                                  85,249         53,108
                                                          ----------     ----------
                                                          $7,114,466     $7,239,911
                                                          ----------     ----------
                                                          ----------     ----------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Checking                                              $1,184,047     $1,103,272
    Passbook and statement                                   806,209        841,115
    Money market                                             628,932        616,667
    Certificates                                           2,399,484      2,630,498
                                                          ----------     ----------
         Total deposits                                    5,018,672      5,191,552
                                                          ----------     ----------
Securities sold under repurchase agreements                  481,533        438,426
Federal Home Loan Bank advances                              919,542        893,587
Subordinated debt                                             13,397         13,520
Collateralized obligations                                    40,727         41,391
Other borrowings                                              13,515         54,520
                                                          ----------     ----------
         Total borrowings                                  1,468,714      1,441,444
Accrued interest payable                                      18,446         14,905
Accrued expenses and other liabilities                        86,119         64,335
                                                          ----------     ----------
         Total liabilities                                 6,591,951      6,712,236
                                                          ----------     ----------
Stockholders' equity:
    Preferred stock, par value $.01 per share,
         30,000,000 shares authorized; none issued
         and outstanding                                         -              -
    Common stock, par value $.01 per share,
         70,000,000 shares authorized; 35,939,713
         and 35,604,531 shares issued                            359            356
    Additional paid-in capital                               249,349        243,122
    Unamortized deferred compensation                         (8,642)       (11,195)
    Retained earnings, subject to certain restrictions       323,293        283,821
    Loan to Executive Deferred Compensation Plan                 (85)          (131)
    Unrealized gain (loss) on securities available for
          sale, net                                           (4,993)        11,702
    Treasury stock, at cost, 1,069,518 shares in 1996        (36,766)           -
                                                          ----------     ----------
         Total stockholders' equity                          522,515        527,675
                                                          ----------     ----------
                                                          $7,114,466     $7,239,911
                                                          ----------     ----------
                                                          ----------     ----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Operations
                        (In thousands, except per-share data)
                                     (Unaudited)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                                -----------------------       -----------------------
                                                                 1996           1995            1996          1995
                                                                --------       --------       --------       --------
Interest income:
    Interest on loans                                           $121,760       $125,066       $366,245       $362,324
    Interest on loans held for sale                                4,351          5,252         13,461         13,825
    Interest on securities available for sale                     18,228            595         57,750          3,497
    Interest on investments                                        1,041          1,334          3,211          4,606
    Interest on mortgage-backed securities held to maturity          -           21,789            -           70,216
                                                                --------       --------       --------       --------
         Total interest income                                   145,380        154,036        440,667        454,468
                                                                --------       --------       --------       --------
Interest expense:
    Interest on deposits                                          42,090         48,060        129,760        145,446
    Interest on borrowings                                        17,496         24,489         54,783         72,595
                                                                --------       --------       --------       --------
         Total interest expense                                   59,586         72,549        184,543        218,041
                                                                --------       --------       --------       --------
              Net interest income                                 85,794         81,487        256,124        236,427
Provision for credit losses                                        6,564          2,951         16,189         12,563
                                                                --------       --------       --------       --------
         Net interest income after provision for credit losses    79,230         78,536        239,935        223,864
                                                                --------       --------       --------       --------
Non-interest income:
    Fee and service charge revenues                               26,130         22,680         73,741         65,975
    ATM network revenues                                           2,799          2,875          7,945          7,939
    Title insurance revenues                                       3,294          3,417         10,485          8,557
    Commissions on sales of annuities                              2,454          1,846          6,989          6,774
    Gain on sale of loans held for sale                            1,345          1,646          3,422          2,018
    Gain (loss) on sale of securities available for sale             -              -               85           (190)
    Gain on sale of loans                                          4,633            -            4,633            -
    Loss on sale of mortgage-backed securities                       -              -              -          (21,037)
    Gain on sale of loan servicing                                   -                3            -            1,532
    Gain on sale of branches                                         -              -            1,725          1,103
    Other                                                          2,028          1,700          7,119          4,482
                                                                --------       --------       --------       --------
         Total non-interest income                                42,683         34,167        116,144         77,153
                                                                --------       --------       --------       --------
Non-interest expense:
    Compensation and employee benefits                            38,893         34,662        111,319        104,548
    Occupancy and equipment                                       12,589         12,544         37,902         37,556
    Advertising and promotions                                     3,976          3,916         13,329         12,643
    Federal deposit insurance premiums and assessments             3,172          3,449          9,535         10,372
    Amortization of goodwill and other intangibles                   795            791          2,384          2,372
    Provision for real estate losses                                 121            195            418            736
    FDIC special assessment                                       34,803            -           34,803            -
    Merger-related expenses                                          -              -              -           21,733
    Cancellation cost on early termination of interest-rate
         exchange contracts                                          -              -              -            4,423
    Other                                                          19,390         16,983         53,168        46,951
                                                                 --------       --------       --------      --------
         Total non-interest expense                               113,739         72,540        262,858       241,334
                                                                 --------       --------       --------      --------
              Income before income tax expense and
                 extraordinary item                                 8,174         40,163         93,221        59,683
Income tax expense                                                  2,878         15,750         34,987        23,515
                                                                 --------       --------       --------      --------
              Income before extraordinary item                      5,296         24,413         58,234        36,168
Extraordinary item:
    Penalties on early repayment of FHLB advances, net of
         tax benefit of $578                                          -              -              -            (963)
                                                                 --------       --------       --------      --------
              Net income                                            5,296         24,413         58,234        35,205
Dividends on preferred stock                                          -              -              -             678
                                                                 --------       --------       --------      --------
    Net income available to common shareholders                  $  5,296       $ 24,413       $ 58,234      $ 34,527
                                                                 --------       --------       --------      --------
                                                                 --------       --------       --------      --------

Per common share:
    Income before extraordinary item                             $    .15       $    .68       $   1.64      $   1.00
    Extraordinary item                                                -              -              -            (.03)
                                                                 --------       --------       --------      --------
    Net income                                                   $    .15       $    .68       $   1.64      $    .97
                                                                 --------       --------       --------      --------
                                                                 --------       --------       --------      --------

    Dividends declared                                           $  .1875       $ .15625       $ .53125      $  .4375
                                                                 --------       --------       --------      --------
                                                                 --------       --------       --------      --------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (In thousands)
                                      (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      --------------------------
                                                                         1996           1995
                                                                      -----------    -----------
Cash flows from operating activities:
    Net income                                                        $    58,234    $    35,205
         Adjustments to reconcile net income to net cash
              provided by operating activities:
                   Depreciation and amortization                           14,352         13,484
                   Amortization of goodwill and other intangibles           2,384          2,372
                   Amortization of fees, discounts and premiums              (349)        (1,543)
                   Proceeds from sales of loans held for sale             670,133        438,381
                   Principal collected on loans held for sale               8,377          9,778
                   Originations and purchases of loans held for sale     (633,776)      (488,660)
                   Net decrease in other assets and liabilities,
                        and accrued interest                               13,128          5,903
                   Provisions for credit and real estate losses            16,607         13,299
                   (Gain) loss on sale of securities available for sale       (85)           190
                   Gain on sale of loans                                   (4,633)           -
                   Loss on sale of mortgage-backed securities                 -           21,037
                   Gain on sale of branches                                (1,725)        (1,103)
                   Gain on sale of loan servicing                             -           (1,532)
                   Penalties on early repayment of FHLB advances              -            1,541
                   Cancellation cost on early termination of
                        interest-rate exchange contracts                      -            4,423
                   Write-off of equipment                                     -           13,435
                   Other, net                                              (1,496)           568
                                                                      -----------    -----------
                        Total adjustments                                  82,917         31,573
                                                                      -----------    -----------
                             Net cash provided by operating activities    141,151         66,778
                                                                      -----------    -----------
Cash flows from investing activities:
    Proceeds from sales of mortgage-backed securities                         -          211,117
    Principal collected on mortgage-backed securities                         -          130,311
    Principal collected on loans                                        1,408,207        973,800
    Loan originations                                                  (1,274,304)    (1,203,579)
    Proceeds from sales of loans                                           46,411            -
    Net (increase) decrease in interest-bearing deposits
         with banks                                                      (332,599)       183,130
    Proceeds from sales of securities available for sale                   16,630         90,218
    Proceeds from maturities of and principal collected on
         securities available for sale                                    159,068        127,114
    Purchases of securities available for sale                                -          (45,805)
    Proceeds from redemption of FHLB stock                                 11,054         24,049
    Net (increase) decrease in short-term federal funds sold               (5,000)         6,900
    Proceeds from sales of real estate                                     22,707         11,616
    Payments for acquisition and improvement of real estate                (1,863)        (2,585)
    Proceeds from sales of loan servicing                                     -            1,736
    Purchases of premises and equipment                                   (17,560)       (14,477)
    Sales of deposits, net of cash paid                                   (31,679)       (57,007)
    Other, net                                                             (2,847)         1,154
                                                                      -----------    -----------
         Net cash provided (used) by investing activities                  (1,775)       437,692
                                                                      -----------    -----------
Cash flows from financing activities:
    Net decrease in deposits                                             (139,935)      (158,724)
    Proceeds from securities sold under repurchase agreements
         and federal funds purchased                                    9,535,723      7,758,962
    Payments on securities sold under repurchase agreements
         and federal funds purchased                                   (9,507,116)    (7,535,617)
    Proceeds from FHLB advances                                         1,139,667      1,390,623
    Payments on FHLB advances                                          (1,113,712)    (1,937,057)
    Payments for termination of interest-rate exchange contracts              -           (4,581)
    Proceeds from other borrowings                                        267,964            -
    Payments on collateralized obligations and other borrowings          (295,268)        (5,464)
    Proceeds from exercise of stock warrants and stock options              1,593         16,796
    Payments for redemption of preferred stock                                -          (27,100)
    Repurchases of common stock                                           (36,904)          (824)
    Other, net                                                            (19,266)        (7,265)
                                                                      -----------    -----------
         Net cash used by financing activities                           (167,254)      (510,251)
                                                                      -----------    -----------
Net decrease in cash and due from banks                                   (27,878)        (5,781)
Cash and due from banks at beginning of period                            233,619        224,266
                                                                      -----------    -----------
Cash and due from banks at end of period                              $   205,741    $   218,485
                                                                      -----------    -----------
                                                                      -----------    -----------
Supplemental disclosures of cash flow information:
    Cash paid for:
         Interest on deposits and borrowings                          $   180,646    $   220,963
                                                                      -----------    -----------
                                                                      -----------    -----------
         Income taxes                                                 $    68,014    $     7,825
                                                                      -----------    -----------
                                                                      -----------    -----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Stockholders' Equity
                                (Dollars in thousands)
                                     (Unaudited)

                                                                                           LOAN TO   UNREALIZED
                                                                                           EXECUTIVE    GAIN
                                    NUMBER                              UNAMOR-            DEFERRED  (LOSS) ON
                                    OF                                  TIZED              COMPEN-   SECURITIES
                                    COMMON    PRE-           ADDITIONAL DEFERRED           SATION    AVAILABLE
                                    SHARES    FERRED  COMMON PAID-IN    COMPEN-  RETAINED  PLAN AND  FOR SALE,  TREASURY
                                    ISSUED    STOCK   STOCK  CAPITAL    SATION   EARNINGS  ESOP DEBT    NET     STOCK      TOTAL
                                   ---------- ------  ------ ---------- -------- --------- --------- ---------- --------  --------
Balance, December 31, 1994         34,172,346  $ 27    $342  $251,174   $ (6,986) $244,779  $(1,695) $ (1,160)  $(11,012) $475,469
    Net income                            -      -       -        -          -      60,688      -         -          -      60,688
    Dividends on preferred stock          -      -       -        -          -        (678)     -         -          -        (678)
    Dividends on common stock             -      -       -        -          -     (20,968)     -         -          -     (20,968)
    Purchase of 32,400 shares to
         be held in treasury              -      -       -        -          -         -        -         -         (824)     (824)
    Issuance of 308,400 shares
         of restricted stock, of
         which 304,400 shares were
         from treasury                  4,000    -       -      5,166    (10,628)      -        -         -        5,462       -
    Grant of 45,000 shares of
         restricted stock to
         outside directors                -      -       -        369     (1,431)      -        -         -          -      (1,062)
    Issuance of 373,760 shares
         from treasury to effect
         merger with Great Lakes     (373,760)   -       (4)   (6,370)       -         -        -         -        6,374       -
    Issuance of shares to
         Dividend Reinvestment Plan       600    -       -         11        -         -        -         -          -          11
    Redemption of preferred stock         -     (27)     -    (27,073)       -         -        -         -          -     (27,100)
    Repurchase and cancellation
         of shares                     (2,676)   -       -        (52)       -         -        -         -          -         (52)
    Cancellation of shares of
         restricted stock              (9,089)   -       -       (175)       175       -        -         -          -         -
    Amortization of deferred
         compensation                     -      -       -        -        7,675       -        -         -          -       7,675
    Exercise of stock options         392,012    -        4     4,700        -         -        -         -          -       4,704
    Exercise of stock warrants      1,265,280    -       12    12,718        -         -        -         -          -      12,730
    Issuance of common stock on
         conversion of convertible
         debentures                   155,818    -        2     2,654        -         -        -         -          -       2,656
    Payments on Loan to Executive
         Deferred Compensation Plan       -      -       -        -          -         -         64       -          -          64
    Payments on Employee Stock
      Ownership Plan debt                 -      -       -        -          -         -      1,500       -          -       1,500
    Change in unrealized gain
         (loss) on securities
         available for sale, net          -      -       -        -          -         -        -      12,862        -      12,862
                                   ---------- ------  ------ ---------- -------- --------- --------- ---------- --------  --------
Balance, December 31, 1995         35,604,531    -      356   243,122    (11,195)  283,821     (131)   11,702        -     527,675
    Net income                            -      -       -        -          -      58,234      -         -          -      58,234
    Dividends on common stock             -      -       -        -          -     (18,762)     -         -          -     (18,762)
    Purchase of 1,073,568 shares to
         be held in treasury              -      -       -        -          -         -        -         -      (36,904)  (36,904)
    Issuance of 36,400 shares of
         restricted stock, of
         which 3,000 shares were
         from treasury                 33,400    -       -      2,709     (2,798)      -        -         -          102        13
    Grant of 1,050 shares of
         restricted stock to
         outside directors
         from treasury                    -      -       -        133       (169)      -        -         -           36       -
    Cancellation of shares of
         restricted stock             (21,200)   -       -       (549)       530       -        -         -          -         (19)
    Amortization of deferred
         compensation                     -      -       -        -        4,990       -        -         -          -       4,990
    Exercise of stock options         315,766    -        3     3,811        -         -        -         -          -       3,814
    Issuance of common stock on
         conversion of convertible
         debentures                     7,216    -       -        123        -         -        -         -          -         123
    Payments on Loan to Executive
         Deferred Compensation Plan       -      -       -        -          -         -         46       -          -          46
    Change in unrealized gain
         (loss) on securities
         available for sale, net          -      -       -        -          -         -        -     (16,695)       -     (16,695)
                                   ---------- ------  ------ ---------- -------- --------- --------- ---------- --------  --------
Balance, September 30, 1996        35,939,713  $ -     $359  $249,349   $ (8,642) $323,293 $    (85)  $(4,993)  $(36,766) $522,515
                                   ---------- ------  ------ ---------- -------- --------- --------- ---------- --------  --------
                                   ---------- ------  ------ ---------- -------- --------- --------- ---------- --------  --------

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

(2) EARNINGS PER COMMON SHARE

    The weighted average number of common and common equivalent shares outstanding used to compute earnings per common share were 35,055,673 and 35,893,828 for the three months ended September 30, 1996 and 1995, respectively, and 35,496,492 and 35,584,002 for the nine months ended September 30, 1996 and 1995, respectively.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

             Item 2. - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

RESULTS OF OPERATIONS

TCF reported net income of $5.3 million, or 15 cents per common share, for the third quarter of 1996, compared with $24.4 million, or 68 cents per common share, for the same 1995 period. For the first nine months of 1996, TCF reported net income of $58.2 million, or $1.64 per common share, compared with $35.2 million, or 97 cents per common share, for the same 1995 period.

TCF's 1996 third quarter results include a one-time special assessment of $34.8 million from the Federal Deposit Insurance Corporation ("FDIC") to recapitalize the Savings Association Insurance Fund ("SAIF") under federal legislation enacted on September 30, 1996. On an after-tax basis, the FDIC special assessment totaled $21.7 million, or 62 cents per common share. Net income for the third quarter and first nine months of 1996 excluding the FDIC special assessment was $27 million, or 77 cents per common share, and $80 million, or $2.25 per common share, respectively. See " - Non-Interest Expense" and "Financial Condition - Recent Legislative and Regulatory Developments."

TCF's 1995 first quarter results included certain merger-related charges incurred in connection with TCF's February 8, 1995 acquisition of Great Lakes Bancorp, A Federal Savings Bank ("Great Lakes"). On an after-tax basis, these merger-related charges totaled $32.8 million, or 92 cents per common share for the first nine months of 1995. Net income for the first nine months of 1995 was $68 million, or $1.89 per common share, excluding the $32.8 million in after-tax merger-related charges.

Return on average assets before the FDIC special assessment was 1.58% and 1.53% for the third quarter and first nine months of 1996, respectively, compared with 1.32% and 1.22% before merger-related charges for the same 1995 periods. On the same basis, return on average realized common equity was 20.29% and 20.14% for the third quarter and first nine months of 1996, respectively, compared with 20.38% and 19.46% for the same 1995 periods.

There are uncertainties that may make TCF's historical performance an unreliable indicator of its future performance. Forward-looking information, including projections of future performance, is subject to numerous possible adverse developments. These include, but are not limited to, the possibility of adverse economic developments which may increase default and delinquency risks in TCF's loan portfolios, and in particular its growing consumer finance portfolios; shifts in interest rates which may result in shrinking interest rate margins; deposit outflows; interest rates on competing investments; demand for financial services and loan products; changes in accounting policies or guidelines, monetary and fiscal policies of the Federal government; changes in the quality or composition of TCF's loan and investment portfolios; or other significant uncertainties. In addition, federal legislation has been recently signed into law that will significantly affect the banking industry. See "Financial Condition - Recent Legislative and Regulatory Developments."

NET INTEREST INCOME

Net interest income for the third quarter of 1996 was $85.8 million, up 5.3% from $81.5 million for the third quarter of 1995. The net interest margin for the third quarter of 1996 was a record 5.36%, up from 4.71% for the same 1995 period. Net interest income for the first nine months of 1996 totaled $256.1 million, up 8.3% from

$236.4 million for the same 1995 period. The net interest margin for the first nine months of 1996 was 5.23%, up from 4.53% for the same period in 1995. TCF's net interest income and net interest margin increased primarily due to increased yields and growth of consumer loans, the November 30, 1995 redemption of $34.5 million of 10% subordinated capital notes, the favorable impact of the 1995 Great Lakes merger-related restructuring activities, lower average levels of non-performing assets, and increased capital. Changes in net interest income are dependent upon the movement of interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. See "Asset/Liability Management - Interest-Rate Risk."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the third quarter and first nine months of 1996 as compared to the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30, 1996             SEPTEMBER 30, 1996
                                        VERSUS SAME PERIOD IN 1995      VERSUS SAME PERIOD IN 1995
                                        ----------------------------    ----------------------------
                                        INCREASE (DECREASE) DUE TO      INCREASE (DECREASE) DUE TO
                                        ----------------------------    ----------------------------
(In thousands)                           VOLUME    RATE      TOTAL       VOLUME    RATE      TOTAL
                                        --------  -------   --------    --------  -------   --------
Securities available for sale           $ 17,566  $    67   $ 17,633    $ 54,282  $   (29)  $ 54,253
                                        --------  -------   --------    --------  -------   --------
Loans held for sale                         (722)    (179)      (901)        616     (980)      (364)
                                        --------  -------   --------    --------  -------   --------
Mortgage-backed securities
    held to maturity                     (21,789)     -      (21,789)    (70,216)     -      (70,216)
                                        --------  -------   --------    --------  -------   --------
Loans:
    Residential real estate               (6,184)    (134)    (6,318)    (14,201)   2,387    (11,814)
    Commercial real estate                (1,513)     (49)    (1,562)     (3,401)     368     (3,033)
    Commercial business                     (816)     (52)      (868)     (1,940)    (831)    (2,771)
    Consumer                               5,808     (366)     5,442      19,529    2,010     21,539
                                        --------  -------   --------    --------  -------   --------
         Total loans                      (2,705)    (601)    (3,306)        (13)   3,934      3,921
                                        --------  -------   --------    --------  -------   --------
Investments:
    Interest-bearing deposits
         with banks                          (32)      (3)       (35)       (263)     (33)      (296)
    Federal funds sold                       (96)     -          (96)       (335)     (14)      (349)
    U.S. Government and other
         marketable securities
         held to maturity                      3       (2)         1          10      (12)        (2)
    FHLB stock                              (157)      (6)      (163)       (723)     (25)      (748)
                                        --------  -------   --------    --------  -------   --------
         Total investments                  (282)     (11)      (293)     (1,311)     (84)    (1,395)
                                        --------  -------   --------    --------  -------   --------
          Total interest income           (7,932)    (724)    (8,656)    (16,642)   2,841    (13,801)
                                        --------  -------   --------    --------  -------   --------
Deposits:
    Checking                                 (47)    (116)      (163)       (199)    (728)      (927)
    Passbook and statement                  (259)    (677)      (936)       (976)  (2,277)    (3,253)
    Money market                              83     (215)      (132)       (729)  (1,763)    (2,492)
    Certificates                          (2,842)  (1,897)    (4,739)     (7,616)  (1,398)    (9,014)
                                        --------  -------   --------    --------  -------   --------
         Total deposits                   (3,065)  (2,905)    (5,970)     (9,520)  (6,166)   (15,686)
                                        --------  -------   --------    --------  -------   --------
Borrowings:
    Securities sold under
         repurchase agreements            (2,694)   (445)     (3,139)     (2,454)  (2,000)    (4,454)
    FHLB advances                         (2,370)   (723)     (3,093)     (8,161)  (2,982)   (11,143)
    Subordinated debt                     (1,157)    354        (803)     (3,562)     997     (2,565)
    Collateralized obligations               (14)    (48)        (62)        (36)    (219)      (255)
    Other borrowings                         133     (29)        104         658      (53)       605
                                        --------  -------   --------    --------  -------   --------
         Total borrowings                 (6,102)   (891)     (6,993)    (13,555)  (4,257)   (17,812)
                                        --------  -------   --------    --------  -------   --------
          Total interest expense          (9,167) (3,796)    (12,963)    (23,075) (10,423)   (33,498)
                                        --------  -------   --------    --------  -------   --------
Net interest income                     $  1,235  $ 3,072   $  4,307    $  6,433  $13,264   $ 19,697
                                        --------  -------   --------    --------  -------   --------
                                        --------  -------   --------    --------  -------   --------

PROVISIONS FOR CREDIT LOSSES

TCF provided $6.6 million for credit losses in the third quarter of 1996, compared with $3 million for the same prior-year period. In the first nine months of 1996, TCF provided $16.2 million for credit losses, compared with $12.6 million for the first nine months of 1995. The provision for credit losses in the first quarter of 1995 included $5 million in merger-related provisions, which were established to conform Great Lakes' credit loss reserve practices and methods to those of TCF and to allow for the accelerated disposition of Great Lakes' remaining problem assets.

At September 30, 1996, the allowances for loan and real estate losses and industrial revenue bond reserves totaled $74.4 million, compared with $69.2 million at year-end 1995. The increase in TCF's allowance for loan losses reflects the growth in the balances of higher-risk categories of loans, which carry greater guideline reserve requirements. See "Financial Condition -Allowances for Loan and Real Estate Losses and Industrial Revenue Bond Reserves."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income.
Excluding the gain on sale of loans, non-interest income increased $3.9 million, or 11.4%, to $38.1 million for the third quarter of 1996, compared with $34.2 million for the same period in 1995. The increase was primarily due to increases in fee and service charge revenues, commissions on sales of annuities, and mutual fund revenues, partially offset by a decrease in gains on sales of loans held for sale. For the first nine months of 1996, non-interest income, excluding gains on sales of branches and loans and the 1995 losses from merger-related asset sales at Great Lakes, totaled $109.8 million, up $12.4 million, or 12.7%, from $97.4 million for the same period in 1995.

Fee and service charge revenues totaled $26.1 million and $73.7 million for the third quarter and first nine months of 1996, respectively, representing increases of 15.2% and 11.8% from $22.7 million and $66 million for the same 1995 periods. These increases are primarily due to expanded retail banking activities.

Title insurance revenues totaled $3.3 million and $10.5 million during the third quarter and first nine months of 1996, respectively, compared with $3.4 million and $8.6 million for the same 1995 periods. Title insurance revenues are cyclical in nature and are largely dependent on the level of residential real estate loan originations and refinancings.

Gains on sales of loans held for sale totaled $1.3 million during the third quarter of 1996, compared with $1.6 million during the same period in 1995. For the nine months ended September 30, 1996, TCF recognized gains on sales of loans held for sale of $3.4 million, compared with $2 million during the same 1995 period. Gains or losses on sales of loans held for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

During the third quarter of 1996, TCF recognized a $4.6 million gain on the sale of $37.8 million of credit card loans. The Company now provides credit card products on behalf of a third party through a marketing agreement.

Results for the first nine months of 1996 include gains of $1.7 million on the sales of two Michigan branches and one Wisconsin branch, compared with gains of $1.1 million on the sales of three Minnesota branches during the same 1995 period. The branches sold were located outside TCF's primary retail markets.

Other non-interest income totaled $2 million and $7.1 million for the third quarter and first nine months of 1996, respectively, compared with $1.7 million and $4.5 million for the same 1995 periods. The increases reflect increased commissions earned on sales of mutual fund and insurance products and the 1996 second quarter gain on the sale of TCF's investment in a leasing company joint venture.

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

NON-INTEREST EXPENSE

Non-interest expense (excluding the FDIC special assessment and the provision for real estate losses) totaled $78.8 million for the third quarter of 1996, up 8.9% from $72.3 million for the same 1995 period. For the first nine months of 1996, non-interest expense, excluding the items noted above and 1995 merger-related charges, totaled $227.6 million, up 6.2% from $214.4 million for the same 1995 period. Compensation and employee benefits expense totaled $38.9 million and $111.3 million for the 1996 third quarter and first nine months, respectively, compared with $34.7 million and $104.5 million for the same periods in 1995. The increased expenses in 1996 were primarily due to costs associated with expanded consumer lending and consumer finance operations, back-office relocation and consolidation, and other retail banking activities.

Federal deposit insurance premiums and assessments totaled $3.2 million and $9.5 million for the third quarter and first nine months of 1996, respectively, compared with $3.4 million and $10.4 million for the same periods in 1995. The decreases were primarily due to lower deposit levels and a decrease in the deposit insurance premium rate of Great Lakes subsequent to its acquisition by TCF.

TCF's 1996 third quarter results include a one-time special assessment of $34.8 million from the FDIC to recapitalize the SAIF under federal legislation enacted on September 30, 1996. As a result, the rate charged to TCF by the FDIC for federal deposit insurance premiums is expected to decline from 23 basis points to 6.44 basis points beginning in January 1997. See "Financial Condition-Recent Legislative and Regulatory Developments."

Other expense totaled $19.4 million and $53.2 million for the third quarter and first nine months of 1996, compared with $17 million and $47 million for the same 1995 periods. Other expenses for the third quarter of 1996 included $2.4 million of costs associated with the relocation and consolidation of holding company and bank back-office operations. The increase for the first nine months of 1996 was primarily due to costs associated with the relocation and consolidation of certain back-office operations, the expansion of TCF's consumer lending and consumer finance operations, and other retail banking activities. In addition, the increase reflects an increase in Michigan state business taxes due to improved profitability.

Merger-related expenses for the first quarter of 1995 included $13.9 million of equipment charges associated with the integration of Great Lakes' data processing system into TCF's, $4.7 million of employment contract, severance and employee benefit costs reflecting the consolidation of certain Great Lakes functions, and $2.2 million of professional fees and $864,000 of other expenses which were incurred by Great Lakes as a direct result of the merger.

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

INCOME TAXES

TCF recorded income tax expense of $2.9 million and $35 million for the third quarter and first nine months of 1996, or 35.2% and 37.5% of income before income tax expense and extraordinary item, respectively, compared with $15.8 million and $23.5 million, or 39.2% and 39.4%, for the comparable 1995 periods. The lower rates in 1996 reflect the impact of relatively lower non-deductible expenses, including merger-related expenses.

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

For an institution with a positive interest-rate gap for a given period, the amount of its interest-earning assets maturing or otherwise repricing within such period exceeds the amount of interest-bearing liabilities repricing within the same period. In a rising interest rate environment, institutions with positive interest-rate gaps will generally experience more immediate increases in the yield on their assets than in the cost of their liabilities. Conversely, the cost of funds for institutions with positive interest-rate gaps will generally decrease more slowly than the yield on their assets in a falling interest rate environment.

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, and competition. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. TCF's one-year adjusted interest-rate gap was a positive $30 million, or .4% of total assets, at September 30, 1996, compared with a negative $189.5 million, or (3)% of total assets, at December 31, 1995.

FINANCIAL CONDITION

INVESTMENTS

Total investments increased $336.5 million from year-end 1995 to $400.8 million at September 30, 1996, reflecting an increase in interest-bearing deposits with banks.

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Securities available for sale decreased $203.5 million from year-end 1995 to $998 million at September 30, 1996, primarily due to repayment and prepayment activity. At September 30, 1996, TCF's securities available-for-sale portfolio included $888.1 million and $109.9 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:

                                AT SEPTEMBER 30, 1996    AT DECEMBER 31, 1995
                                 AMORTIZED      FAIR      AMORTIZED    FAIR
(In thousands)                     COST         VALUE       COST       VALUE
                                ----------   --------    ----------  ----------
U.S. Government and other
  marketable securities         $      -     $    -      $    1,004  $    1,062
                                ----------   --------    ----------  ----------
Mortgage-backed securities:
  FHLMC                            301,191    297,552       356,021     360,631
  FNMA                             561,250    556,145       643,572     655,568
  GNMA                             117,190    119,314       134,550     138,723
  Private issuer                    24,391     23,586        28,148      26,903
  Collateralized mortgage
    obligations                      1,493      1,367        18,945      18,603
                                ----------   --------    ----------  ----------
                                 1,005,515    997,964     1,181,236   1,200,428
                                ----------   --------    ----------  ----------
                                $1,005,515   $997,964    $1,182,240  $1,201,490
                                ----------   --------    ----------  ----------
                                ----------   --------    ----------  ----------

LOANS HELD FOR SALE

Education and residential real estate loans held for sale are carried at the lower of cost or market. Education and residential real estate loans held for sale decreased $15 million and $4.1 million, respectively, from year-end 1995 and totaled $148.7 million and $74.6 million, respectively, at September 30, 1996. TCF's third-party residential loan servicing portfolio totaled $4.5 billion at September 30, 1996, unchanged from December 31, 1995.

LOANS

The following table sets forth information about loans held in TCF's portfolio, excluding loans held for sale:

                                                       AT            AT
                                                  SEPTEMBER 30,  DECEMBER 31,
(In thousands)                                        1996          1995
                                                  -------------  ------------

Residential real estate                            $2,312,977     $2,618,725
                                                   ----------     ----------
Commercial real estate:
    Apartments                                        351,096        394,263
    Other permanent                                   482,769        504,861
    Construction and development                       67,973         71,639
                                                   ----------     ----------
                                                      901,838        970,763
                                                   ----------     ----------
      Total real estate                             3,214,815      3,589,488
                                                   ----------     ----------
Commercial business                                   154,195        167,663
                                                   ----------     ----------
Consumer:
    Home equity                                     1,251,944      1,112,996
    Automobile and marine                             418,211        323,074
    Credit card                                         3,366         45,123
    Loans secured by deposits                           8,877         10,034
    Other secured                                      18,751         18,364
    Unsecured                                          67,126         83,848
                                                   ----------     ----------
                                                    1,768,275      1,593,439
                                                   ----------     ----------
                                                    5,137,285      5,350,590
Less:
    Unearned discounts on loans purchased               2,720          3,126
    Deferred loan fees, net                             6,548          8,390
    Unearned discounts and finance charges, net        78,509         61,973
                                                   ----------     ----------
                                                   $5,049,508     $5,277,101
                                                   ----------     ----------
                                                   ----------     ----------


Loans decreased $227.6 million from year-end 1995 to $5 billion at September 30, 1996. Residential real estate loans totaled $2.3 billion at September 30, 1996, a decrease of $305.7 million from December 31, 1995. This decrease largely reflects an increase in loan repayment activity.

Consumer loans totaled $1.8 billion at September 30, 1996, an increase of $174.8 million from December 31, 1995. This change was primarily due to a $138.9 million increase in home equity loans and a $95.1 million increase in automobile and marine loans, partially offset by a $41.8 million decrease in credit card loans primarily due to the previously mentioned sale of $37.8 million in outstanding balances during the 1996 third quarter. The growth in automobile and marine loans and home equity loans reflects TCF's expanded consumer lending and consumer finance operations. Consumer loan growth in recent years reflects TCF's emphasis on expanding its portfolio of these higher-yielding, shorter-term loans, including home equity lines of credit. At September 30, 1996, TCF's average home equity line of credit was $36,000 and the average loan balance outstanding was $20,000, or 55% of the available line.

TCF continues to expand its consumer finance lending through its consumer finance subsidiaries. TCF has significantly expanded its consumer finance operations in recent periods and opened four consumer finance offices during the first nine months of 1996. As of September 30, 1996, TCF had 74 consumer finance offices in 16 states. As a result of this expansion, TCF's consumer finance loan portfolio totaled $486.3 million at September 30, 1996, compared with $374.4 million at December 31, 1995. The Company intends to concentrate on increasing the outstanding loan balances of these existing offices and improving the profitability of its consumer finance subsidiaries in 1996.

TCF's consumer finance subsidiaries primarily originate automobile and home equity loans and purchase automobile loans, and also engage in the origination of loans through loan brokers. Automobile and marine loans comprise $295.6 million, or 60.8% of total consumer finance loans outstanding at September 30, 1996. Home equity loans comprise $179.6 million, or 36.9% of total consumer finance loans outstanding at September 30, 1996. The average individual balance of consumer finance automobile and marine loans, and home equity loans were $9,000 and $30,000, respectively, at September 30, 1996. TCF's consumer finance subsidiaries are seeking to increase the percentage of home equity loans to total consumer finance loans over time. Home equity loans originated by the Company's consumer finance subsidiaries are generally closed end.

Through their purchases of automobile loans, TCF's consumer finance subsidiaries provide indirect financing. The Company's consumer finance subsidiaries serve as an alternative source of financing to customers who might otherwise not be able to obtain financing from more traditional sources. Included in the consumer finance loans at September 30, 1996 are $248.4 million of sub-prime automobile and marine loans which carry a higher level of credit risk and higher interest rates. The term sub-prime refers to the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate. There can be no assurances that the Company's sub-prime lending criteria are the same as those utilized by other lenders. Loans classified as sub-prime are to borrowers that because of significant past credit problems or limited credit histories are unable to obtain credit from traditional sources. Although competition in the sub-prime lending market has increased, the Company believes that sub-prime borrowers represent a substantial market and their demand for financing has not been adequately served by traditional lending sources. The underwriting criteria for loans originated by TCF's consumer finance subsidiaries generally have been less stringent than those historically adhered to by TCF's savings bank subsidiaries and, as a result, carry a higher level of credit risk and higher interest rates. The rapid expansion of the higher-risk lending engaged in by the Company's consumer finance subsidiaries is expected, as these portfolios mature, to result in increases in consumer loan loss and delinquency ratios. These portfolios also represent an increased risk of loss in the event of adverse economic developments. Although TCF believes that experienced finance company management and appropriate underwriting criteria enable the Company's consumer finance subsidiaries to effectively evaluate the creditworthiness of sub-prime borrowers and the adequacy of the collateral, sub-prime lending is inherently more risky than traditional lending and there can be no assurance that all appropriate underwriting criteria have been identified or weighted properly in the assessment of credit risk, or will afford adequate protection against the higher risks inherent in lending to sub-prime borrowers. Applicable underwriting criteria include standards for term; amount of downpayment; amount of loan in relation to the value of the collateral; credit history and debt serviceability; and other factors. These criteria are subject to change from time to time as circumstances may warrant.

The following table sets forth the geographical locations (based on the location of the office originating or purchasing the loan) of TCF's consumer finance loan portfolio (dollars in thousands):

                                 AT SEPTEMBER 30, 1996  AT DECEMBER 31, 1995
                                 ---------------------  --------------------
                                    Loan                  Loan
                                  Balance     Percent    Balance    Percent
                                 --------     -------    --------   -------
  Illinois                       $132,919      27.3%     $116,866    31.2%
  Minnesota                       101,010      20.8        96,533    25.7
  Wisconsin                        34,734       7.1        27,911     7.4
  Georgia                          30,864       6.4        23,044     6.2
  Florida                          30,616       6.3        19,925     5.3
  Missouri                         25,478       5.2        19,295     5.2
  North Carolina                   22,162       4.6         8,053     2.2
  Michigan                         18,385       3.8         2,837      .7
  Kentucky                         17,787       3.7        13,017     3.5
  Tennessee                        16,968       3.5        11,474     3.1
  Ohio                             15,797       3.2        11,459     3.1
  Other                            39,531       8.1        23,980     6.4
                                 --------     -----      --------   -----
    Total consumer finance loans $486,251     100.0%     $374,394   100.0%
                                 --------     -----      --------   -----
                                 --------     -----      --------   -----

Since many of the consumer finance offices are new and are outside TCF's traditional market areas, the geographical location of consumer finance loans may change significantly in future periods. TCF believes that the most important requirements to succeed in the sub-prime financing market are the ability to control borrower and dealer misrepresentations at the point of origination; the evaluation of the creditworthiness of sub-prime borrowers; and the maintenance of an active program to monitor performance and collect payments.

TCF's savings bank and consumer finance subsidiaries have also initiated the origination of home equity loans with loan-to-value ratios in excess of 80% that carry no private mortgage insurance. These loans carry a higher level of credit risk and higher interest rates.

Commercial real estate loans decreased $68.9 million from year-end 1995 to $901.8 million at September 30, 1996. Commercial business loans decreased $13.5 million in the first nine months of 1996 to $154.2 million at September 30, 1996. TCF is seeking to expand its commercial real estate and commercial business lending activity to borrowers located in its primary midwestern markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. These loans generally have larger individual balances and a greater inherent risk of loss. The risk of loss is difficult to quantify and is subject to fluctuations in real estate values. At September 30, 1996, approximately 92% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. At September 30, 1996, the average individual balance of commercial real estate loans and commercial business loans was $549,000 and $172,000, respectively.

Included in performing loans at September 30, 1996 are commercial real estate loans aggregating $3 million with terms that have been modified in troubled debt restructurings, compared with $1.6 million at December 31, 1995.

The results of hotel and motel operations are susceptible to changes in prevailing economic conditions. Included in commercial real estate loans at September 30, 1996 are $76.1 million of loans secured by hotel and motel properties. Seven loans comprise $42.1 million, or 55.3%, of the total hotel and motel portfolio. Of the total hotel and motel portfolio balance, two loans totaling $12.7 million are included in loans subject to management concern and one loan totaling $287,000 is included in non-accrual loans. TCF continues to closely monitor the performance of these loans and properties.

At September 30, 1996, the recorded investment in loans that are considered to be impaired was $16.9 million for which the related allowance for credit
losses was $3.8   million. The balance of impaired loans on non-accrual
status was $15.3 million at September 30, 1996. The average recorded investment in impaired loans during the three and nine months ended September 30, 1996 was $21.3 million and $24.9 million, respectively.
For the three and nine months ended September 30, 1996, TCF recognized interest income on impaired loans of $402,000 and $799,000, respectively, of which $382,000 and $779,000 was recognized using the cash basis method of income recognition.

ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES AND INDUSTRIAL REVENUE BOND RESERVES

A summary of the activity of the allowances for loan and real estate losses and industrial revenue bond reserves, and selected statistics follows (dollars in thousands):

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               SEPTEMBER 30, 1996                    SEPTEMBER 30, 1996
                                        --------------------------------   -----------------------------------
                                                      INDUSTRIAL                          INDUSTRIAL
                                                       REVENUE                              REVENUE
Allowance for Loan Losses and           ALLOWANCE FOR   BOND               ALLOWANCE FOR      BOND
    Industrial Revenue Bond Reserves:    LOAN LOSSES  RESERVES    TOTAL     LOAN LOSSES     RESERVES     TOTAL
                                        ------------- ---------- -------   -------------  ----------   --------
Balance at beginning of period            $69,243      $1,660    $70,903    $ 65,695        $1,960     $ 67,655
    Provision for credit losses             6,564         -        6,564      16,389          (200)      16,189
    Charge-offs                            (6,384)        -       (6,384)    (16,846)         (100)     (16,946)
    Recoveries                              2,158         -        2,158       6,343           -          6,343
                                          -------      ------    -------    --------        ------     --------
         Net charge-offs                   (4,226)        -       (4,226)    (10,503)         (100)     (10,603)
                                          -------      ------    -------    --------        ------     --------
Balance at end of period                  $71,581      $1,660    $73,241    $ 71,581        $1,660     $ 73,241
                                          -------      ------    -------    --------        ------     --------
                                          -------      ------    -------    --------        ------     --------
Allowance for loan losses as a
    percentage of gross loan balances,
    excluding loans held for sale            1.39%                              1.39%

Ratio of annualized net loan
    charge-offs to average loans
    outstanding, excluding loans held
    for sale                                  .33                                .27

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               SEPTEMBER 30, 1995                    SEPTEMBER 30, 1995
                                        --------------------------------   -----------------------------------
                                                      INDUSTRIAL                          INDUSTRIAL
                                                       REVENUE                              REVENUE
Allowance for Loan Losses and           ALLOWANCE FOR   BOND               ALLOWANCE FOR      BOND
    Industrial Revenue Bond Reserves:    LOAN LOSSES  RESERVES    TOTAL     LOAN LOSSES     RESERVES     TOTAL
                                        ------------- ---------- -------   -------------  ----------   --------
Balance at beginning of period            $62,596      $2,609    $65,205    $ 56,343        $2,759     $ 59,102
    Provision for credit losses             3,157        (206)     2,951      12,919          (356)      12,563
    Charge-offs                            (3,419)        -       (3,419)    (10,306)          -        (10,306)
    Recoveries                              1,420         278      1,698       4,798           278        5,076
                                          -------      ------    -------    --------        ------     --------
         Net charge-offs                   (1,999)        278     (1,721)     (5,508)          278       (5,230)
                                          -------      ------    -------    --------        ------     --------
Balance at end of period                  $63,754      $2,681    $66,435    $ 63,754        $2,681     $ 66,435
                                          -------      ------    -------    --------        ------     --------
                                          -------      ------    -------    --------        ------     --------

Allowance for loan losses as a
    percentage of gross loan balances,
    excluding loans held for sale            1.18%                              1.18%

Ratio of annualized net loan
    charge-offs to average loans
    outstanding, excluding loans held
    for sale                                  .15                                .14

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
Allowance for Real Estate Losses:        SEPTEMBER 30,        SEPTEMBER 30,
                                      ------------------   -----------------
                                        1996      1995      1996      1995
                                       ------    ------    ------    -------
Balance at beginning of period         $1,149    $1,569    $1,526    $ 2,576
    Provision for losses                  121       195       418        736
    Charge-offs                          (113)     (294)     (787)    (1,842)
                                       ------    ------    ------    -------
Balance at end of period               $1,157    $1,470    $1,157    $ 1,470
                                       ------    ------    ------    -------
                                       ------    ------    ------    -------

TCF has experienced an increase in the level of net loan charge offs related to its consumer finance portfolio. As a result, net loan charge offs as a percentage of average loans outstanding for TCF's consumer finance portfolio increased to 2.68% and 2.20% for the three and nine month periods ended September 30, 1996, respectively, compared with 1.12% and .85% for the same periods of 1995.

On an ongoing basis, TCF's loan and real estate portfolios are carefully reviewed and thoroughly analyzed as to credit risk, performance, collateral value and quality. The allowance for loan losses is maintained at a level believed to be adequate by management to provide for estimated loan losses. Management's judgment as to the adequacy of the allowance is a result of ongoing review of larger individual loans, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the level of non-performing assets, net charge-offs, geographic location and prevailing economic conditions. The allowance for loan losses is established for known or anticipated problem loans, as well as for loans which are not currently known to require specific allowances for loss. Loans are charged off to the extent they are deemed to be uncollectible. The unallocated portion of TCF's allowance for loan losses totaled $24.1 million at September 30, 1996, compared with $17.8 million at December 31, 1995.

The allowance for real estate losses is based on management's periodic analysis of real estate holdings and is maintained at a level believed to be adequate by management to provide for estimated real estate losses. The allowance for real estate losses is established to reduce the carrying value of real estate to fair value less disposition costs. A weakness in commercial real estate markets may result in declines in the values of TCF's real estate or the sale of individual properties at less than previously estimated values, resulting in additional charge-offs. TCF recognizes the effect of such events in the periods in which they occur. The provision for real estate losses for the third quarter and first nine months of 1996 reflects a reduction in the balance of real estate.

TCF, as the acquiring entity of Republic Capital Group, Inc., guarantees certain industrial development and housing revenue bonds issued by municipalities to finance commercial and multi-family real estate owned by third parties. The balance of such financial guarantees at September 30, 1996 was $12.4 million, down from $13.5 million at December 31, 1995. The provision for credit losses on industrial revenue bond financial guarantees reflects a reduction in the balance of the financial guarantees. Management has considered these guarantees in its review of the adequacy of the industrial revenue bond reserves, which are included in other liabilities in the Consolidated Statements of Financial Condition.

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

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and real estate acquired through foreclosure) totaled $50.9 million at September 30, 1996, down $19.8 million, or 28%, from the December 31, 1995 total of $70.7 million. The decrease in non-performing assets reflects the accelerated disposition of certain of Great Lakes' remaining problem assets. At September 30, 1996, four commercial real estate loans or properties comprised $10.1 million, or 19.9%, of total non-performing assets. These loans or properties had been written down by $446,000 as of September 30, 1996. Properties acquired are being actively marketed. Approximately 76% of non-performing assets at September 30, 1996 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans become more than 90 days past due with respect to either principal or interest unless such loans are adequately secured and in the process of collection.

Non-performing assets are summarized in the following table:

                                                   AT              AT
                                              SEPTEMBER 30,    DECEMBER 31,
(Dollars in thousands)                            1996            1995
                                              -------------    ------------
Loans (1):
    Consumer:
         Savings bank lending                    $ 2,557         $ 1,799
         Consumer finance lending                  9,775           5,688
                                                 -------         -------
                                                  12,332           7,487
    Residential real estate                        5,202           7,045
    Commercial real estate                        13,750          22,255
    Commercial business                            1,546           7,541
                                                 -------         -------
                                                  32,830          44,328
Real estate and other assets (2)                  18,074          26,402
                                                 -------         -------
    Total non-performing assets                  $50,904         $70,730
                                                 -------         -------
                                                 -------         -------

Non-performing assets as a percentage
    of net loans                                    1.02%           1.36%
Non-performing assets as a percentage
    of total assets                                  .72             .98

(1) Included in total loans in the Consolidated Statements of Financial
    Condition.
(2) Includes commercial real estate of $2.1 million and $11.4 million and automobiles of $2.7 million and $2.5 million at September 30, 1996 and December 31, 1995, respectively.

TCF had accruing loans 90 days or more past due totaling $90,000 at September 30, 1996, compared with $761,000 at December 31, 1995. These loans are in the process of collection and management believes they are adequately secured. The over 30-day delinquency rate on TCF's loans (excluding loans held for sale and non-accrual loans) was .86% of gross loans outstanding at September 30, 1996, compared with .78% at year-end 1995. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan portfolio, excluding loans held for sale and non-accrual loans:

                             AT SEPTEMBER 30, 1996   AT DECEMBER 31, 1995
                             ---------------------   --------------------
                                       PERCENTAGE              PERCENTAGE
                             PRINCIPAL  OF GROSS     PRINCIPAL  OF GROSS
(Dollars in thousands)       BALANCES     LOANS       BALANCES   LOANS
                             --------- -----------   --------- ----------
Consumer:
    Savings bank lending      $ 7,721      .64%       $11,110       .96%
    Consumer finance lending   20,877     3.78         16,188      3.77
                              -------                 -------
                               28,598     1.63         27,298      1.72
Residential real estate         9,448      .41         12,056       .46
Commercial real estate          3,218      .36          1,411       .15
Commercial business             2,472     1.62            591       .37
                              -------                 -------
                              $43,736      .86        $41,356       .78
                              -------                 -------
                              -------                 -------

TCF's over 30-day delinquency rate on gross consumer loans was 1.63% at September 30, 1996, down from 1.72% at year-end 1995. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially consumer finance loans. TCF's over 30-day delinquency rate on gross consumer finance loans was 3.78% at September 30, 1996, compared with 3.77% at December 31, 1995. Consumer finance lending is generally considered to involve a higher level of credit risk. The underwriting criteria for loans originated by TCF's consumer finance subsidiaries are generally less stringent than those historically adhered to by TCF's savings bank subsidiaries and, as a result, these loans have a higher level of credit risk and higher interest rates. TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality that are consistent with its goals for expanding its portfolio of these higher-yielding loans, but no assurance can be given as to the level of future delinquencies and loan charge-offs.

In addition to the non-accrual, restructured and accruing loans 90 days or more past due, there were commercial real estate and commercial business loans with an aggregate principal balance of $32.4 million outstanding at September 30, 1996 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $56.5 million of such loans at December 31, 1995. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

DEPOSITS

Deposits totaled $5 billion at September 30, 1996, down $172.9 million from December 31, 1995. The decrease reflects the previously described branch sales during the first nine months of 1996. Lower interest-cost checking, savings and money market deposits totaled $2.6 billion, up $58.1 million from year-end 1995, and comprised 52.2% of total deposits at September 30, 1996. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The Company's weighted average rate for deposits, including non-interest bearing deposits, decreased to 3.33% at September 30, 1996, from 3.60% at December 31, 1995. The following table summarizes TCF's deposits:

                           AT SEPTEMBER 30, 1996       AT DECEMBER 31, 1995
                        -------------------------   --------------------------
                        WEIGHTED                    WEIGHTED
                         AVERAGE            % OF    AVERAGE              % OF
(Dollars in thousands)    RATE     AMOUNT   TOTAL    RATE       AMOUNT   TOTAL
                        -------- ---------- -----   --------- ---------- -----
Checking:
  Non-interest bearing    0.00%  $  682,179  13.6%    0.00%   $  573,004  11.0%
  Interest bearing        1.04      501,868  10.0     1.06       530,268  10.2
                                 ---------- -----             ---------- -----
                           .44    1,184,047  23.6      .51     1,103,272  21.2

Passbook and statement    1.75      806,209  16.1     1.88       841,115  16.2
Money market              3.07      628,932  12.5     3.12       616,667  11.9
Certificates              5.36    2,399,484  47.8     5.56     2,630,498  50.7
                                 ---------- -----             ---------- -----
                          3.33   $5,018,672 100.0%    3.60    $5,191,552 100.0%
                                 ---------- -----             ---------- -----
                                 ---------- -----             ---------- -----

Certificates had the following remaining maturities:


                            AT SEPTEMBER 30, 1996                      AT DECEMBER 31, 1995
                   ----------------------------------------  ----------------------------------------
                                                   WEIGHTED                                  WEIGHTED
(Dollars in        NEGOTIABLE                       AVERAGE  NEGOTIABLE                       AVERAGE
  millions)            RATE      OTHER     TOTAL     RATE       RATE      OTHER      TOTAL     RATE
                   ----------  --------  --------  --------  ----------  --------  --------  --------
Maturity:
0-3 months           $66.3     $  557.5  $  623.8    5.15%     $141.0    $  617.4  $  758.4    5.45%
4-6 months            18.7        477.9     496.6    5.22        26.7       474.8     501.5    5.50
7-12 months           11.0        553.0     564.0    5.31         5.5       575.4     580.9    5.52
13-24 months           1.8        469.1     470.9    5.59         1.3       472.5     473.8    5.62
25-36 months            .3        135.4     135.7    5.73         1.8       158.8     160.6    5.77
37-48 months           -           50.4      50.4    5.84          .1        82.2      82.3    5.74
49-60 months           -           41.7      41.7    6.30         -          26.5      26.5    5.64
Over 60 months         -           16.4      16.4    5.81         -          46.5      46.5    6.46
                     -----     --------  --------              ------    --------  --------
                     $98.1     $2,301.4  $2,399.5    5.36      $176.4    $2,454.1  $2,630.5    5.56
                     -----     --------  --------              ------    --------  --------
                     -----     --------  --------              ------    --------  --------

BORROWINGS

Borrowings are used primarily to fund the purchase of investments and securities available for sale. These borrowings totaled $1.5 billion as of September 30, 1996, up $27.3 million from year-end 1995. The increase was primarily due to increases of $43.1 million in securities sold under repurchase agreements and $26 million in FHLB advances, partially offset by decreases of $28.5 million in TCF's bank line of credit and $14.5 million in federal funds purchased. The weighted average rate on borrowings decreased to 5.78% at September 30, 1996, from 5.98% at December 31, 1995. At September 30, 1996, borrowings with a maturity of one year or less totaled $1 billion.

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

TCF's borrowings consist of the following:

                                         AT SEPTEMBER 30, 1996         AT DECEMBER 31, 1995
                                    -----------------------------     ----------------------
                                                          WEIGHTED                   WEIGHTED
                                    YEAR OF               AVERAGE                    AVERAGE
(Dollars in thousands)              MATURITY    AMOUNT      RATE         AMOUNT        RATE
                                    --------  ----------  --------     ----------    --------
Securities sold under
    repurchase agreements             1996    $  238,540     5.61%     $  363,426      5.91%
                                      1997       174,993     5.93          75,000      6.12
                                      1998        68,000     6.18             -         -
                                              ----------               ----------
                                                 481,533     5.81         438,426      5.94
                                              ----------               ----------
Federal Home Loan Bank advances       1996       355,000     5.40         589,339      5.79
                                      1997       290,014     5.62          90,014      5.90
                                      1998       210,300     5.88         128,000      5.76
                                      1999        41,000     6.01          63,000      6.38
                                      2000         8,074     7.24           8,074      7.24
                                      2001        15,000     6.97          15,000      6.97
                                      2008           154     6.17             160      6.15
                                              ----------               ----------
                                                 919,542     5.65         893,587      5.87
                                              ----------               ----------
Subordinated debt:
    Senior subordinated
         debentures                   2006         6,248    18.00           6,248     18.00
    Convertible subordinated
         debentures                   2011         7,149     7.25           7,272      7.25
                                              ----------               ----------
                                                  13,397    12.26          13,520     12.22
Collateralized obligations:
    Collateralized notes              1997        37,500     6.06          37,500      6.19
         Less unamortized discount                    36      -                59       -
                                              ----------               ----------
                                                  37,464     6.07          37,441      6.20
                                              ----------               ----------
    Collateralized mortgage
         obligations                  2008         1,828     6.50           2,627      6.50
                                      2010         1,598     5.90           1,530      5.90
                                              ----------               ----------
                                                   3,426     6.22           4,157      6.28
         Less unamortized discount                   163      -               207       -
                                              ----------               ----------
                                                   3,263     6.53           3,950      6.61
                                              ----------               ----------
                                                  40,727     6.11          41,391      6.24
                                              ----------               ----------
Other borrowings:
    Federal funds purchased           1996           -        -            14,500      5.58
    Bank line of credit               1996        11,500     6.31          40,000      6.53
    Treasury tax and loan note        1996         2,000     5.09             -         -
    Other                             1998            15     7.60              20      7.60
                                              ----------               ----------
                                                  13,515     6.13          54,520      6.28
                                              ----------               ----------
                                              $1,468,714     5.78      $1,441,444      5.98
                                              ----------               ----------
                                              ----------               ----------

STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 1996 was $522.5 million, or 7.3% of total assets, down from $527.7 million at December 31, 1995. The decrease in stockholders' equity is primarily due to the repurchase of 1,073,568 shares of TCF's common stock at a cost of $36.9 million, payments of $18.8 million in dividends on TCF's common stock and an increase of $16.7 million in net unrealized losses on securities available for sale, partially offset by net income of $58.2 million for the first nine months of 1996.

On December 19, 1995, TCF's Board of Directors (the "Board") authorized the repurchase of up to 5% of TCF common stock, or approximately 1.8 million shares. During the first nine months of 1996, TCF completed its repurchase of 137,158 shares of stock remaining from its initial 5% stock repurchase program, authorized by the Board in January 1994. TCF purchased a total of 1,073,568 shares of stock under these plans during the first nine months of 1996. The repurchased shares will be used primarily for employee benefit plans.

On October 22, 1996, TCF declared a quarterly dividend of 18.75 cents per common share payable on November 29, 1996 to stockholders of record as of November 8, 1996.

At September 30, 1996, TCF's savings bank subsidiaries exceeded their fully phased-in capital requirements and believe that they would be considered "well-capitalized" under guidelines established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

PENDING ACQUISITION

On June 25, 1996, TCF signed a stock purchase agreement to acquire BOC Financial Corporation, an Illinois-based holding company with $185.2 million in assets and $169.9 million in deposits, for cash. BOC Financial Corporation is the parent company of the Bank of Chicago which operates three branch offices in the Chicago area. The acquisition, which will be accounted for as a purchase, is contingent upon regulatory approvals and is expected to close in the fourth quarter of 1996.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Federal legislation enacted on September 30, 1996 addressed inadequate funding of the SAIF, which had resulted in a large deposit insurance premium disparity between banks insured by the Bank Insurance Fund ("BIF") and SAIF-insured thrifts, which were required to pay significantly higher deposit insurance premiums. As a result of this new legislation, a one-time special assessment was imposed on thrift institutions, and TCF recognized a $34.8 million pretax charge for assessments imposed on its savings bank subsidiaries. The legislation also provides for a reduction in deposit insurance premiums in subsequent periods and other regulatory reforms.

Other recently enacted federal legislation repealed the reserve method of accounting for thrift bad debt reserves. This legislation eliminated the recapture of a thrift institution's bad debt reserve under certain circumstances, including the institution's conversion to a bank or as a result of similar charter changes.

As a result of both the BIF/SAIF legislation and repeal of the reserve method of accounting for bad debts, TCF is pursuing the conversion of its existing savings bank subsidiaries into national bank subsidiaries. Such a conversion would require the approval of applications filed with the Comptroller of the Currency, and would also require TCF to file an application with the Federal Reserve Board to become a bank holding company.

                     TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                             Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                       AT          AT          AT           AT          AT          AT         AT
(Dollars in thousands                SEPT. 30,   JUNE 30,   MARCH 31,    DEC. 31,    SEPT. 30,   JUNE 30,   MARCH 31,
 except per-share data)                1996        1996       1996         1995        1995        1995       1995
----------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                        $7,114,466  $7,000,871  $7,039,282  $7,239,911  $7,331,962  $7,432,692  $7,369,061
Investments(1)                         400,799     157,368      59,202      64,345      73,651      64,874      91,969
Securities available for sale          997,964   1,049,183   1,117,439   1,201,490      32,117      38,575      89,693
Mortgage-backed securities held
    to maturity                            -           -           -           -     1,199,231   1,251,705   1,291,370
Loans                                5,049,508   5,124,106   5,174,923   5,277,101   5,323,912   5,329,880   5,237,533
Deposits                             5,018,672   5,052,557   5,150,023   5,191,552   5,181,765   5,249,819   5,371,461
Borrowings                           1,468,714   1,359,145   1,268,887   1,441,444   1,553,693   1,589,861   1,445,327
Stockholders' equity                   522,515     523,788     541,019     527,675     490,542     495,550     470,501

----------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------
                                     SEPT. 30,   JUNE 30,   MARCH 31,    DEC. 31,    SEPT. 30,   JUNE 30,    MARCH 31,
                                       1996        1996       1996         1995        1995        1995         1995
----------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                       $145,380    $146,394    $148,893    $153,222    $154,036    $151,641    $148,791
Interest expense                        59,586      60,518      64,439      70,451      72,549      72,349      73,143
                                      --------    --------    --------    --------    --------    --------    --------
    Net interest income                 85,794      85,876      84,454      82,771      81,487      79,292      75,648
Provision for credit losses              6,564       6,823       2,802       2,649       2,951       2,924       6,688
                                      --------    --------    --------    --------    --------    --------    --------
    Net interest income after
         provision for credit losses    79,230      79,053      81,652      80,122      78,536      76,368      68,960
                                      --------    --------    --------    --------    --------    --------    --------
Non-interest income:
    Gain on sale of loans                4,633         -           -           -           -           -           -
    Loss on sale of mortgage-backed
         securities                        -           -           -           -           -           -       (21,037)
    Gain on sale of loan servicing         -           -           -             3           3       1,006         523
    Gain (loss) on sale of securities
         available for sale                -           -            85         -           -            60        (250)
    Gain on sale of branches               -           480       1,245         -           -         1,061          42
    Other non-interest income           38,050      37,152      34,499      35,620      34,164      31,981      29,600
                                      --------    --------    --------    --------    --------    --------    --------
      Total non-interest income         42,683      37,632      35,829      35,623      34,167      34,108       8,878
                                      --------    --------    --------    --------    --------    --------    --------
Non-interest expense:
    Provision for real estate losses       121        (151)        448       1,068         195         378         163
    Amortization of goodwill and
         other intangibles                 795         794         795         791         791         791         790
    FDIC special assessment             34,803         -           -           -           -           -           -
    Merger-related expenses                -           -           -           -           -           -        21,733
    Cancellation cost on early
         termination of interest-rate
         exchange contracts                -           -           -           -           -           -         4,423
    Other non-interest expense          78,020      72,670      74,563      74,140      71,554      70,465      70,051
                                      --------    --------    --------    --------    --------    --------    --------
         Total non-interest expense    113,739      73,313      75,806      75,999      72,540      71,634      97,160
                                      --------    --------    --------    --------    --------    --------    --------
    Income (loss) before income tax
         expense (benefit) and
         extraordinary item              8,174      43,372      41,675      39,746      40,163      38,842     (19,322)
Income tax expense (benefit)             2,878      16,721      15,388      14,263      15,750      15,448      (7,683)
                                      --------    --------    --------    --------    --------    --------    --------
    Income (loss) before
         extraordinary item              5,296      26,651      26,287      25,483      24,413      23,394     (11,639)
Extraordinary item:
    Penalties on early repayment of
         FHLB advances, net of tax
         benefit of $578                   -           -           -           -           -           -          (963)
                                      --------    --------    --------    --------    --------    --------    --------
              Net income (loss)          5,296      26,651      26,287      25,483      24,413      23,394     (12,602)
Dividends on preferred stock               -           -           -           -           -           -           678
                                      --------    --------    --------    --------    --------    --------    --------
         Net income (loss) available
              to common shareholders  $  5,296    $ 26,651    $ 26,287    $ 25,483    $ 24,413    $ 23,394    $(13,280)
                                      --------    --------    --------    --------    --------    --------    --------
                                      --------    --------    --------    --------    --------    --------    --------
Per common share:
         Income (loss) before
              extraordinary item      $    .15    $    .75    $    .73    $    .71    $    .68    $    .66    $   (.36)
         Extraordinary item                -           -           -           -           -           -          (.03)
                                      --------    --------    --------    --------    --------    --------    --------
         Net income (loss)            $    .15    $    .75    $    .73    $    .71    $    .68    $    .66    $   (.39)
                                      --------    --------    --------    --------    --------    --------    --------
                                      --------    --------    --------    --------    --------    --------    --------

         Dividends declared           $  .1875    $  .1875    $ .15625    $ .15625    $ .15625    $ .15625    $   .125
                                      --------    --------    --------    --------    --------    --------    --------
                                      --------    --------    --------    --------    --------    --------    --------
FINANCIAL RATIOS:
Return on average assets (2)               .31%       1.54%       1.48%       1.40%       1.32%       1.27%       (.67)%
Return on average common equity (2)       4.03       20.22       19.67       20.21       20.44       20.48      (11.86)
Return on average realized common
    equity (2)                            3.97       20.04       19.97       20.29       20.38       20.41      (11.83)
Average total equity to average
    assets                                7.70        7.60        7.51        6.95        6.56        6.53        6.33
Net interest margin (2)(3)                5.36        5.27        5.06        4.86        4.71        4.58        4.31

--------------------
(1) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity and FHLB stock.
(2) Annualized.
(3) Net interest income divided by average interest-earning assets.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                        Supplementary Information (Continued)

             Consolidated Average Balance Sheets, Interest and Dividends
                Earned or Paid, and Related Interest Yields and Rates

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------
                                                       1996                              1995
                                        ---------------------------------  ---------------------------------
                                                                 INTEREST                           INTEREST
                                          AVERAGE              YIELDS AND   AVERAGE               YIELDS AND
(Dollars in thousands)                    BALANCE  INTEREST(1)  RATES (2)   BALANCE   INTEREST(1)  RATES (2)
                                        ---------- ----------- ----------  ---------- ----------  ----------
Assets:
    Securities available
         for sale                       $1,078,355  $ 57,750      7.14%    $   64,746 $  3,497      7.20%
                                        ----------  --------               ---------- --------
    Loans held for sale                    237,068    13,461      7.57        226,657   13,825      8.13
                                        ----------  --------               ---------- --------
    Mortgage-backed securities
         held to maturity                       -        -          -       1,312,909   70,216      7.13
                                        ----------  --------               ---------- --------
    Loans:
         Residential real estate         2,461,543   146,185      7.92      2,700,100  157,999      7.80
         Commercial real estate            935,124    62,864      8.96        985,785   65,897      8.91
         Commercial business               161,655    10,738      8.86        190,282   13,509      9.47
         Consumer                        1,597,533   146,458     12.22      1,384,935  124,919     12.03
                                        ----------  --------               ---------- --------
              Total loans(3)             5,155,855   366,245      9.47      5,261,102  362,324      9.18
                                        ----------  --------               ---------- --------
    Investments:
         Interest-bearing
              deposits with banks            2,239        93      5.54          8,499      389      6.10
         Federal funds sold                  1,739        75      5.75          9,492      424      5.96
         U.S. Government and
              other marketable
              securities held
              to maturity                    3,798       149      5.23          3,572      151      5.64
         FHLB stock                         53,228     2,894      7.25         66,559    3,642      7.30
                                        ----------  --------               ---------- --------
           Total investments                61,004     3,211      7.02         88,122    4,606      6.97
                                        ----------  --------               ---------- --------
              Total interest-
                   earning assets        6,532,282   440,667      8.99      6,953,536  454,468      8.71
                                                    --------     -----                --------     -----
    Other assets(4)                        431,635                            453,721
                                        ----------                         ----------
         Total assets                   $6,963,917                         $7,407,257
                                        ----------                         ----------
                                        ----------                         ----------
Liabilities and
    Stockholders' Equity:
     Noninterest-bearing deposits       $  591,813                         $  494,681
                                        ----------                         ----------
     Interest-bearing deposits:
              Checking                     513,635     4,234      1.10        535,099    5,161      1.29
              Passbook and
                   statement               805,248    10,920      1.81        868,405   14,173     2.18
              Money market                 631,370    14,402      3.04        661,044   16,894     3.41
              Certificates               2,484,869   100,204      5.38      2,671,858  109,218     5.45
                                        ----------  --------               ---------- --------
                   Total interest-
                     bearing deposits    4,435,122   129,760      3.90      4,736,406  145,446      4.09
                                        ----------  --------               ---------- --------
     Borrowings:
          Securities sold under
               repurchase agreements       527,359    22,156      5.60        583,902   26,610      6.08
          FHLB advances                    685,569    28,046      5.45        880,644   39,189      5.93
          Subordinated debt                 13,441     1,422     14.11         49,809    3,987     10.67
          Collateralized
            obligations                     40,950     1,931      6.29         41,662    2,186      7.00
          Other borrowings                  26,988     1,228      6.07         12,600      623      6.59
                                        ----------  --------               ---------- --------
               Total borrowings          1,294,307    54,783      5.64      1,568,617   72,595      6.17
                                        ----------  --------               ---------- --------
      Total interest-bearing
         liabilities                     5,729,429   184,543      4.29      6,305,023  218,041      4.61
                                                    --------     -----                --------     -----
     Other liabilities(4)                  113,985                            128,753
                                        ----------                         ----------
          Total liabilities              6,435,227                          6,928,457
                                        ----------                         ----------
     Stockholders' equity:(4)
          Preferred equity                     -                               17,514
          Common equity                    528,690                            461,286
                                        ----------                         ----------
          Total stockholders' equity       528,690                            478,800
                                        ----------                         ----------
          Total liabilities
               and stockholders'
               equity                   $6,963,917                         $7,407,257
                                        ----------                         ----------
                                        ----------                         ----------
Net interest income                                 $256,124                          $236,427
                                                    --------                          --------
                                                    --------                          --------
Net interest rate spread                                          4.70%                             4.10%
                                                                 -----                             -----
                                                                 -----                             -----
Net interest margin                                               5.23%                             4.53%
                                                                 -----                             -----
                                                                 -----                             -----

--------------------
(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $270,000 and $372,000 was recognized during the nine months ended September 30, 1996 and 1995, respectively.
(2) Annualized.
(3) Average balance of loans includes non-accrual loans and is presented net of unearned income.
(4) Average balance is based upon month-end balances.

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

On November 2, 1993, TCF Bank Minnesota fsb ("TCF Minnesota"), TCF's wholly owned subsidiary, filed a complaint in the United States Court of Federal Claims seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. TCF Minnesota's claim is based on the government's breach of contract in connection with TCF Minnesota's acquisitions of certain savings institutions prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), which contracts allowed TCF Minnesota to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. Because TCF Minnesota's suit had been stayed pending final appellate resolution of another case addressing the government's liability for breach of supervisory goodwill contracts (the WINSTAR case, discussed below) the United States has not answered TCF Minnesota's complaint. TCF Minnesota's complaint involves approximately $80.3 million in supervisory goodwill.

In August 1995, Great Lakes filed with the United States Court of Federal Claims a complaint seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. Great Lakes' claim is based on the government's breach of contract in connection with Great Lakes' acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which contracts allowed Great Lakes to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. The United States has not answered Great Lakes' complaint, as the Court had entered a stay of proceedings pending final appellate resolution of the WINSTAR case, discussed below. Great Lakes' complaint involves approximately $87.3 million in supervisory goodwill.

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

There are a variety of contracts and contract provisions in the TCF Minnesota and Great Lakes transactions. The government has indicated that it will have a number of affirmative defenses in goodwill litigation filed against it. There can be no assurance that the U.S. Supreme Court decision in WINSTAR will mean that a similar result would be obtained in the actions filed by TCF Minnesota and Great Lakes. There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or Great Lakes or, even if a determination favorable to TCF Minnesota or Great Lakes is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota's or Great Lakes' claim. Because of the complexity of the issues involved in both the liability and damage phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota's or Great Lakes' cases, and investors should not anticipate any recovery in making their investment decision.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    See Index to Exhibits on page 30 of this report.

(b) Reports on Form 8-K.

    A Current Report on Form 8-K, dated October 14, 1996, was filed in connection with the announcement of the impact on TCF of a one-time special assessment from the FDIC to recapitalize the SAIF.

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



Dated:  November 12, 1996

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