Form 10-K405
period 1996-12-31
TCF FINANCIAL CORP
filed 1997-03-28
CIK 814184

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE FISCAL YEAR ENDED
                                  DECEMBER 31, 1996

                                          or

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                               -----------------------

                                   COMMISSION FILE
                                     NO. 0-16431

                               -----------------------

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

                               -----------------------

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

                               -----------------------


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 7, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was $1,320,773,055.

    As of March 7, 1997, there were outstanding 34,585,254 shares of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Specific portions of the registrant's annual report to shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV hereof.

    Specific portions of the registrant's definitive proxy statement dated March 17, 1997 are incorporated by reference into Part III hereof.

                                  TABLE OF CONTENTS


                                        PART I

                                                                         PAGE
                                                                         ----

Item 1.  Business......................................................   1
            General....................................................   1
            Lending Activities.........................................   3
            Investment Activities......................................   8
            Sources of Funds...........................................  10
            Other Information..........................................  12
               Activities of Subsidiaries of TCF Financial.............  12
               Recent Accounting Developments..........................  13
               Competition.............................................  14
               Employees...............................................  14
            Regulation.................................................  14
            Taxation...................................................  25
Item 2.  Properties....................................................  27
Item 3.  Legal Proceedings.............................................  28
Item 4.  Submission of Matters to a Vote of Security Holders...........  29


                                       PART II

Item 5.  Market for the Registrant's Common Stock
          and Related Stockholder Matters..............................  29
Item 6.  Selected Financial Data.......................................  30
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................  31
Item 8.  Financial Statements and Supplementary Data...................  31
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  32


                                       PART III

Item 10. Directors and Executive Officers of the Registrant............  32
Item 11. Executive Compensation........................................  32
Item 12. Security Ownership of Certain Beneficial Owners and Management  32
Item 13. Certain Relationships and Related Transactions................  32


                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..........................................  32

Signatures.............................................................. 34

Index to Consolidated Financial Statements.............................. 36

Index to Exhibits....................................................... 36

                                        PART I

ITEM 1.  BUSINESS
                                       GENERAL

    TCF Financial Corporation ("TCF Financial", "TCF" or the "Company"), a Delaware corporation based in Minneapolis, Minnesota, with $7.1 billion in assets, is the holding company of four federally chartered savings banks, TCF Bank Minnesota fsb ("TCF Minnesota"), TCF Bank Illinois fsb ("TCF Illinois"), TCF Bank Wisconsin fsb ("TCF Wisconsin") and Great Lakes Bancorp, A Federal Savings Bank ("Great Lakes"), and one state chartered savings bank, Bank of Chicago, s.b. ("BOC"). TCF Wisconsin and TCF Illinois are wholly owned subsidiaries of TCF Minnesota, the largest savings bank and third largest depository institution headquartered in Minnesota. BOC is a wholly owned subsidiary of TCF Illinois. Unless otherwise indicated, references herein to TCF include its direct and indirect subsidiaries. TCF Minnesota, TCF Illinois, TCF Wisconsin and Great Lakes are collectively referred to herein as the "TCF Banks." References herein to the "Holding Company" or "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. Where information is incorporated in this report by reference to TCF's 1996 Annual Report, only those portions specifically identified are so incorporated.

    TCF Financial was organized in 1987 as a thrift holding company, and its common stock has been listed on the New York Stock Exchange since 1989. The TCF Banks are in the process of converting to national banks and TCF Financial has filed an application to become a bank holding company. See "REGULATION -- Recent Developments."

    TCF has positioned the TCF Banks as "community banks" focusing on lending, deposit products and other services offered in their local markets and has significantly expanded their consumer lending activities, including home equity lending. TCF's strategic emphasis on retail banking has allowed it to fund its assets primarily with retail core deposits, significantly reduce wholesale borrowings and lower its interest-rate risk. TCF Minnesota is also engaged in consumer finance lending through its consumer finance subsidiaries.

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

    On January 16, 1997, TCF completed its purchase of BOC Financial Corporation, an Illinois-based bank holding company with $183.1 million in assets and $168 million in deposits. BOC Financial Corporation is the parent company of BOC which operates three branch offices in the Chicago area. TCF accounted for the acquisition using the purchase method of accounting.

    On February 8, 1995, TCF completed its acquisition of Great Lakes, a Michigan-based savings bank with $2.8 billion in assets, $1.6 billion in deposits, 39 offices in Michigan and five offices in western Ohio. As a result of the acquisition, Great Lakes was merged into TCF's existing Michigan-based wholly owned savings bank subsidiary, TCF Bank Michigan fsb ("TCF Michigan"). The resulting savings bank is operated as a direct subsidiary of TCF Financial and retained the Great Lakes name and headquarters in Ann Arbor, Michigan. In connection with its acquisition of Great Lakes, TCF issued approximately 9.7 million shares of its common stock for all of the outstanding common shares of Great Lakes. In addition, each outstanding share of Great Lakes preferred stock was exchanged for one share of TCF preferred stock with substantially identical terms. On July 3, 1995, TCF exercised its right of redemption on its 2.7 million shares of preferred stock at $10 per share. TCF also assumed the obligation to issue common stock upon the exercise or conversion of the outstanding warrants to purchase Great Lakes common stock (which expired on July 1, 1995), the outstanding employee and director options to purchase Great Lakes common stock and the outstanding 7 1/4% Convertible Subordinated Debentures due 2011 of Great Lakes. This acquisition was accounted for as a pooling-of-interests combination and, accordingly, TCF's consolidated financial statements have been restated to include the accounts and results of operations of Great Lakes for all periods presented, except for dividends declared per-share. There were no material intercompany transactions prior to the acquisition.
In connection with the acquisition, an after-tax merger-related charge of $32.8 million was incurred during the 1995 first quarter. Additional information concerning the Great Lakes acquisition is set forth in Note 2 of Notes to Consolidated Financial Statements on page 40 of TCF's 1996 Annual Report, incorporated herein by reference.

    TCF operated 73 bank branches in Minnesota at December 31, 1996. The Company also operated 31 bank branches in Illinois, 27 in Wisconsin, 57 in Michigan and eight in Ohio at December 31, 1996. TCF strives to develop innovative banking products and services. Of TCF's 196 bank branches, 47 were "in-store" bank branches at December 31, 1996. These in-store bank branches provide TCF with the opportunity to sell its consumer products and services, including deposits and loans, at a relatively low entry cost and feature extended hours, including Saturdays and Sundays. TCF's "Totally Free"SM checking accounts and other deposit products provide it with a significant source of low-cost funds and fee income. TCF has expanded its automated teller machine ("ATM") network to 917 machines and offers its customers a telephone accessible voice communication system.

    On February 28, 1997, TCF and Winthrop Resources Corporation ("Winthrop") signed a definitive merger agreement for TCF to acquire Winthrop in a tax-free stock-for-stock exchange. Winthrop, with leased assets of $327 million, specializes in leasing high-tech and business equipment. The merger is subject to approval by TCF's and Winthrop's stockholders and by various regulatory agencies, and treatment of the transaction as a pooling of interests for accounting purposes. The merger is expected to be completed in the first half of 1997. TCF has filed a Current Report on Form 8-K relating to this transaction which is incorporated by reference. See Part IV Item 14(b).

    On March 17, 1997, TCF and Standard Financial, Inc. ("Standard") announced the signing of a definitive merger agreement for TCF to acquire Standard. Standard is a community-oriented thrift institution with $2.4 billion in assets and 14 full-service offices on the southwest side of Chicago and in the nearby southwestern and western suburbs. For Standard's stockholders, the transaction will be structured as a cash election merger in which holders of Standard's common stock will have the right to choose either cash or TCF common stock, or a combination of the two. The transaction will be a tax-free exchange for Standard's stockholders to the extent they receive shares of TCF common stock. The merger is subject to approval by Standard's stockholders, and required regulatory filings and approvals. The merger is expected to close in the third quarter of 1997 and be accounted for as a purchase transaction. TCF has filed a Current Report on Form 8-K relating to this transaction which is incorporated by reference. See Part IV Item 14(b).

    In recent years, significant new federal legislation has imposed numerous new legal and regulatory requirements on thrift institutions. Among the most significant of these requirements are new minimum regulatory capital levels and enforcement actions that can be taken by regulators when an institution's regulatory capital is deemed to be inadequate. Each of the TCF Banks currently exceeds all of the current and fully phased-in regulatory capital requirements. See "REGULATION."

    In addition to the uncertainties posed by possible legislative change, there are many other uncertainties that may make TCF's historical performance an unreliable indicator of its future performance, and forward-looking information, including projections of future performance, is subject to numerous possible adverse developments, including but not limited to the possibility of adverse economic developments which may increase default and delinquency risks in TCF's loan portfolios; shifts in interest rates which may result in shrinking interest margins; deposit outflows; interest rates on competing investments; demand for financial services and loan products; increases generally in competitive pressure in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the Federal government; changes in the quality or composition of TCF's loan and investment portfolios; or other significant uncertainties.

    TCF's pending acquisitions are subject to additional uncertainties, including the possibility that the transactions may not be completed or, if completed, the possible failure to fully realize or realize within the expected time frame expected cost savings from the transactions; lower than expected income or revenues following the transactions, or higher than expected operating costs; business disruption relating to the transactions (both before and after completion); greater than expected costs or difficulties related to the integration of the management of the acquired companies with that of TCF; litigation costs and delays caused by litigation; higher than expected costs in completing the acquisitions or unanticipated regulatory delays or constraints or changes in the proposed transactions imposed by regulatory authorities; declines in TCF's common stock price which permit the acquired company to elect not to proceed with the transaction;
and other unanticipated occurrences which may delay consummation of the transactions, increase in the costs related to the transactions or decrease the expected financial benefits of the transactions.

    As federally chartered savings banks, the TCF Banks are subject to regulation and examination by the Office of Thrift Supervision ("OTS"). The TCF Banks' deposits are insured to $100,000 by the FDIC, and as such these institutions are subject to regulations promulgated by the FDIC. The TCF Banks are variously members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago and/or Indianapolis. TCF Financial is a thrift holding company under the Home Owners' Loan Act ("HOLA") and is subject to regulation and examination by the OTS and, in certain cases, by the FDIC. See "REGULATION -- Regulation of TCF Financial and Affiliate and Insider Transactions." The executive offices of TCF Financial are located at 801 Marquette Avenue, Suite 302, Minneapolis, Minnesota 55402. Its telephone number is (612) 661-6500.

The following description includes detailed information regarding the business of TCF and its subsidiaries.


                                  LENDING ACTIVITIES

GENERAL

    TCF's lending activities reflect its community banking philosophy, emphasizing loans to individuals and small to medium-sized businesses in its primary market areas in Minnesota, Illinois, Wisconsin and Michigan. In recent years, TCF has expanded its consumer lending and consumer finance operations.

    The following table sets forth the contractual amortization of TCF's loan portfolios at December 31, 1996, excluding loans held for sale. Commercial business demand loans are reported due within one year. This table does not include the effect of prepayments, which is an important consideration in management's interest-rate risk analysis. Industry experience indicates that loans remain outstanding for significantly shorter periods than their contractual terms.



                                                                          AT DECEMBER 31, 1996 (1)
                              --------------------------------------------------------------------------------------
                                        REAL ESTATE
                              ---------------------------------------
                                                             TOTAL
                                                             REAL          COMMERCIAL                      TOTAL
                              RESIDENTIAL    COMMERCIAL      ESTATE         BUSINESS      CONSUMER          LOANS
                              -----------    ----------      --------      ----------     ----------     -----------
                                                                  (IN THOUSANDS)
Amounts due:
   Within 1 year             $  102,868       $141,452     $  244,320       $ 80,095     $  195,390     $  519,805
   After 1 year:
      1 to 2 years              130,974        126,368        257,342         38,567        190,150        486,059
      2 to 3 years              134,941         77,592        212,533         18,272        191,676        422,481
      3 to 5 years              268,327        150,252       418,579          15,278        289,977        723,834
      5 to 10 years             502,657        299,980        802,637          4,350        489,580      1,296,567
      10 to 15 years            343,634         53,119        396,753            150        440,485        837,388
      Over 15 years             777,836         12,293        790,129             -           3,808        793,937
                             ----------     ----------     ----------     ----------     ----------     ----------
Total after 1 year            2,158,369        719,604      2,877,973         76,617      1,605,676      4,560,266
                             ----------     ----------     ----------     ----------     ----------     ----------
         Total               $2,261,237       $861,056     $3,122,293       $156,712     $1,801,066     $5,080,071
                             ----------     ----------     ----------     ----------     ----------     ----------
                             ----------     ----------     ----------     ----------     ----------     ----------
Amounts due after 1 year on:
  Fixed-rate loans           $1,194,869       $132,079     $1,326,948       $ 17,376     $  477,306     $1,821,630
  Adjustable-rate loans         963,500        587,525      1,551,025         59,241      1,128,370      2,738,636
                             ----------     ----------     ----------     ----------     ----------     ----------
    Total after 1 year       $2,158,369       $719,604     $2,877,973       $ 76,617     $1,605,676     $4,560,266
                             ----------     ----------     ----------     ----------     ----------     ----------
                             ----------     ----------     ----------     ----------     ----------     ----------
-------------------------
   (1) Amounts presented are the gross balances before adjustment for net discounts, premiums, deferred fees, and unearned discounts and finance charges.


RESIDENTIAL REAL ESTATE LENDING

    TCF's residential real estate lending activities (first mortgage loans for the financing of one- to four-family homes) are conducted through certain of the TCF Banks and through TCF Mortgage Corporation ("TCF Mortgage"), a wholly owned subsidiary of TCF Minnesota. Residential mortgage loan originations are predominantly secured by properties in Minnesota, Illinois, Wisconsin and Michigan. TCF engages in both adjustable-rate and fixed-rate residential real estate lending. Adjustable-rate residential real estate loans held in TCF's portfolio totaled $987.6 million at December 31, 1996, compared with $1.1 billion at December 31, 1995.

    Loan originations by TCF Mortgage include loans purchased from loan correspondents and also loans purchased from Burnet Home Loans (previously known as "Great Lakes Mortgage"), a mortgage origination joint venture between a subsidiary of TCF Mortgage and Burnet Mortgage Corporation, an affiliate of Burnet Realty Inc. Burnet Home Loans loan officers originate loans from certain offices of Burnet Realty Inc. Burnet Home Loans continues to operate and do business as Great Lakes Mortgage.

    TCF sells residential real estate loans in the secondary market, primarily on a nonrecourse basis. TCF retains servicing rights for the majority of the loans it sells into the secondary market. These sales provide additional funds for loan originations and also generate fee income. TCF may also from time to time purchase or sell servicing rights on residential real estate loan portfolios. At December 31, 1996 and 1995, TCF serviced for others $4.5 billion in residential real estate loans and loan participations. There were no sales of servicing rights on loans serviced for others during 1996. During 1995 and 1994, TCF sold servicing rights on $146.3 million and $169 million of loans serviced for others at net gains of $1.5 million and $2.4 million, respectively. TCF serviced residential real estate loans for its own account, including loans held for sale, of $2.3 billion at December 31, 1996.

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

    TCF Mortgage and the TCF Banks generally adhere to Federal National
Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Veterans Administration ("VA") or Federal Housing Administration ("FHA") guidelines in originating residential real estate loans. TCF generally requires that all conventional real estate loans with loan-to-value ratios in excess of 80% carry private mortgage insurance.

CONSUMER LENDING

GENERAL

    TCF makes consumer loans for personal, family or household purposes, such as debt consolidation or the financing of home improvements, automobiles, vacations and education. All of TCF's consumer loans are originated in markets in which the TCF Banks or TCF's three consumer finance subsidiaries (TCF Financial Services, Inc., TCF Consumer Financial Services, Inc. and TCF Real Estate Financial Services, Inc., which are collectively referred to herein as the "Consumer Finance Subsidiaries") have their offices. Total consumer loans for the TCF Banks and the Consumer Finance Subsidiaries totaled $1.8 billion at December 31, 1996, with $582 million, or 32% having fixed interest rates and $1.2 billion, or 68% having adjustable interest rates. The following discussion provides additional information on TCF's consumer lending operations.

BANK CONSUMER DIVISION LENDING

    The consumer lending activities of the TCF Banks include a full range of consumer-oriented products including real estate secured loans, loans secured by personal property and unsecured personal loans. Each of these loan types can be made on an open- or closed-end basis. TCF also engages in the origination of consumer loans through the use of loan brokers. Consumer loans having adjustable interest rates present a credit risk similar to that posed by residential real estate loans as a result of increased costs to borrowers in the event of a rise in rates (see discussion above under "-- Residential Real Estate Lending"). Consumer loans secured by real estate may present additional credit risk in the event of a decline in the value of real estate collateral.

    TCF originates student loans for resale. TCF had $145.8 million of education loans held for sale at December 31, 1996, compared with $163.2 million at December 31, 1995. TCF generally retains the student loans it originates until they are fully disbursed. Under a forward commitment agreement with the Student Loan Marketing Association ("SLMA"), TCF can sell the student loans to SLMA once they are fully disbursed, but must sell the student loans to SLMA before they go into repayment status. These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF. During the years ended December 31, 1996, 1995 and 1994, TCF sold $102.8 million, $91 million and $80.3 million of its student loans, respectively. TCF subcontracts for the servicing of student loans in its portfolio. TCF's future student loan origination activity will be dependent on continued support of guaranteed student loan programs by the U.S. Government and TCF's ability to continue to sell such loans to SLMA or other parties. Recent federal legislation has limited the role of private lenders in originating student loans, and this may reduce the volume of TCF's student loan originations in future periods.

CONSUMER FINANCE LENDING

    TCF engages in consumer finance lending through the Consumer Finance Subsidiaries. TCF has significantly expanded its consumer finance operations in recent periods and had 61 consumer finance offices in 16 states as of December 31, 1996. Additional information concerning the geographic locations of TCF's consumer finance loan portfolio is set forth in Note 6 of Notes to Consolidated Financial Statements on pages 43 and 44 of TCF's 1996 Annual Report, incorporated herein by reference. TCF's consumer finance loan portfolio totaled $496.3 million at December 31, 1996, compared with $374.4 million at December 31, 1995. The Company intends to concentrate on increasing the total outstanding loan balances at its existing consumer finance offices and improving the profitability of its Consumer Finance Subsidiaries before considering any further office expansion of this operation. See "Financial Review -- Financial Condition - Loans" on pages 24 through 26 of TCF's 1996 Annual Report, incorporated herein by reference for additional information regarding the operations of the Consumer Finance Subsidiaries.

COMMERCIAL REAL ESTATE LENDING

    TCF currently originates longer-term loans on commercial real estate and, to a lesser extent, shorter-term construction loans. Although TCF's commercial real estate lending activity has declined in recent years, primarily as a result of more stringent underwriting standards and competition from other lenders, TCF is endeavoring to increase its originations of commercial real estate loans to creditworthy borrowers. TCF's commercial real estate loans are generally originated with adjustable interest rates, but TCF also offers shorter-term loans at fixed rates. At December 31, 1996, adjustable-rate loans represented 80% of commercial real estate loans outstanding. At December 31, 1996, TCF had a total of 1,505 outstanding commercial real estate loans secured by properties located in its primary markets. Of this total, 212 loans totaling $479.9 million had balances exceeding $1 million. At December 31, 1996, the average individual balance of commercial real estate loans was $556,000. See "Financial Review -- Financial Condition - Loans" on pages 24 through 26 of TCF's 1996 Annual Report, incorporated herein by reference, for information regarding the types of properties securing TCF's commercial real estate loans.

    TCF's current strategy, consistent with its credit quality standards, is to focus its commercial lending activities on borrowers based in its primary markets. Due to TCF's increasing emphasis on lending to small to medium-sized businesses in its market areas, the portion of its commercial real estate loan portfolio secured by properties located in its primary markets had increased to 93% at December 31, 1996.

    At December 31, 1996, TCF's commercial construction and development loan portfolio totaled $58.4 million. Construction and permanent commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. Construction and permanent commercial real estate lending is also highly dependent on economic conditions, which in certain markets are not favorable for this type of lending activity. TCF's risk of loss on a construction and development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction or development cost proves to be inaccurate or if economic conditions change, TCF may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate at any time before or after maturity, TCF's loan may be secured by a project having a value which is insufficient to assure full repayment. Borrowers, which are often limited partnerships formed to purchase a specific property, may receive limited cash flow from the property, be unable to service the total debt, and as a result fail to make required loan payments.

COMMERCIAL BUSINESS LENDING

    TCF engages in general commercial business lending. Commercial business loans may be secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis. At December 31, 1996, TCF had $156.7 million in commercial business loans outstanding, with an average individual balance of $228,000.

    TCF is seeking to expand its commercial business lending activity by lending to small and medium-sized businesses and professionals through the TCF Banks. TCF's commercial business lending activities encompass loans with a broad variety of purposes, including corporate working capital loans and loans to finance the purchase of equipment or other acquisitions. TCF also makes loans to individuals who use the funds for business or personal purposes. As part of its commercial business and commercial real estate lending activities, TCF also issues standby letters of credit. At December 31, 1996, TCF had 75 such standby letters of credit outstanding in the aggregate amount of $24.1 million.

    Recognizing the generally increased risks associated with commercial business lending, TCF originates commercial business loans in order to increase its short-term, variable-rate asset base and to contribute to its profitability through the higher rates earned on these loans and the marketing of other bank products. TCF concentrates on originating commercial business loans primarily to middle-market companies based in its primary markets with borrowing requirements of less than $15 million. Approximately 97% of TCF's commercial business loans outstanding at December 31, 1996 were to borrowers based in its primary markets.

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

    The following table summarizes information about TCF's non-accrual, restructured and past due loans:



                                                                         AT DECEMBER 31,
                                               ----------------------------------------------------------------
                                               1996            1995           1994          1993           1992
                                               ----            ----           ----          ----           ----
                                                                         (IN MILLIONS)
Non-accrual loans                             $26.2          $44.3          $33.8          $88.3          $79.7
Restructured loans                              3.0            1.6            4.3           10.8           58.7
                                              -----          -----          -----          -----          -----
   Total non-accrual and restructured
      loans                                   $29.2          $45.9          $38.1          $99.1         $138.4
                                              -----          -----          -----          -----          -----
                                              -----          -----          -----          -----          -----

Accruing loans 90 days or more past due       $  -            $ .7           $2.4           $5.2           $4.6
                                              -----          -----          -----          -----          -----
                                              -----          -----          -----          -----          -----


    The accrual of interest income is generally discontinued when loans become 90 days or more past due with respect to either principal or interest unless such loans are adequately secured and in the process of collection. See "Financial Review -- Financial Condition - Non-Performing Assets" on pages 27 and 28 of TCF's 1996 Annual Report, incorporated herein by reference, for information regarding other problem loans in TCF's portfolio.

    TCF has established loan loss reserves for known and anticipated problem loans as well as for loans which are not currently known to require a specific reserve. Total loan loss reserves at December 31, 1996 were $70.7 million, which amounts to 1.39% of gross loans outstanding. The following table summarizes the allocation of the allowance for loan losses (includes general and specific loss allocations):


                                                                                           ALLOCATIONS AS A PERCENTAGE OF
                                                                                           GROSS LOANS OUTSTANDING BY TYPE(1)
                                           AT DECEMBER 31,                                          AT DECEMBER 31,
                          ----------------------------------------------        ----------------------------------------------
                           1996       1995     1994       1993     1992          1996     1995       1994     1993       1992
                          ------    ------    ------    ------    ------        ------    ------    ------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Residential real estate  $ 2,379   $ 3,238   $ 2,493   $ 2,449   $ 2,696          .11%      .12%      .09%      .11%      .14%
Commercial real estate    16,213    20,701    22,006    24,869    22,616         1.88      2.13      2.21      2.28      1.81
Commercial business        3,072     7,261     5,603    13,605    14,097         1.96      4.33      2.93      6.33      5.97
Consumer                  26,700    16,667    10,757     7,797     8,425         1.48      1.05       .83       .72       .77
Unallocated               22,385    17,828    15,484     5,724      -            N.A.      N.A.      N.A.      N.A.      -
                         -------   -------   -------   -------   -------

Total allowance balance  $70,749   $65,695   $56,343   $54,444   $47,834         1.39      1.23      1.09      1.16      1.05
                         -------   -------   -------   -------   -------
                         -------   -------   -------   -------   -------

 -----------------------------------
(1)  Excluding loans held for sale.
N.A. - Not applicable.

    The following table summarizes the percentage of the outstanding balance of gross loans in each category to total gross loans, excluding loans held for sale:


                                                         AT DECEMBER 31,
                                -----------------------------------------------------------------
                                1996           1995           1994          1993            1992
                                -----          -----         -----          -----           -----
Residential real estate         44.5%          48.9%          51.7%          49.1%          43.1%
Commercial real estate          16.9           18.2           19.4           23.3           27.5
Commercial business              3.1            3.1            3.7            4.6            5.2
Consumer                        35.5           29.8           25.2           23.0           24.2
                               -----          -----          -----          -----          -----
                               100.0%         100.0%         100.0%         100.0%         100.0%
                               -----          -----          -----          -----          -----
                               -----          -----          -----          -----          -----

   The following table summarizes additional information about TCF's allowance for loan losses:


                                                             YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                        1996           1995            1994           1993          1992
                                       ------          ------         ------        ------         ------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year         $65,695        $56,343        $54,444        $47,834        $56,939
Adjustments for pooling-of-interests    -              -              -               (56)          -
Charge-offs:
   Residential real estate              (333)          (472)        (1,070)          (896)        (1,259)
   Commercial real estate             (1,944)        (4,189)        (8,039)       (18,942)       (30,762)
   Commercial business                (2,786)        (1,695)        (2,804)        (8,473)       (16,963)
   Consumer                          (18,317)        (8,414)        (4,081)        (4,483)        (5,886)
                                     -------        -------        -------        -------        -------
                                     (23,380)       (14,770)       (15,994)       (32,794)       (54,870)
                                     -------        -------        -------        -------        -------

Recoveries:
   Residential real estate               131            157            222            274            315
   Commercial real estate              3,690          1,080          2,475          2,132          1,044
   Commercial business                 2,675          4,862          3,132          2,309          3,067
   Consumer                            1,918          1,892          1,262          1,353          1,443
                                     -------        -------        -------        -------        -------
                                       8,414          7,991          7,091          6,068          5,869
                                     -------        -------        -------        -------        -------
     Net charge-offs                 (14,966)        (6,779)        (8,903)       (26,726)       (49,001)
Provision charged to operations       20,020         16,131         10,802         33,392         39,896
                                     -------        -------        -------        -------        -------
Balance at end of year               $70,749        $65,695        $56,343        $54,444        $47,834
                                     -------        -------        -------        -------        -------
                                     -------        -------        -------        -------        -------

Ratio of net loan charge-offs to
   average loans outstanding (1)        .29%           .13%           .19%           .60%          1.05%
Year-end allowance as a percentage of
   year-end gross loan balances (1)    1.39           1.23           1.09           1.16           1.05


--------------------------------
(1) Excluding loans held for sale.

    In addition to its allowance for loan losses, TCF had an allowance for real estate losses of $1.1 million and an industrial revenue bond reserve of $1.7 million at December 31, 1996.

    A summary of the industrial revenue bond reserves follows:


                                                         YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------
                                          1996         1995         1994        1993        1992
                                         ------        ------      ------       ------     -----
                                                               (IN THOUSANDS)

Balance at beginning of year             $1,960      $2,759       $2,689      $1,463       $2,881
   Adjustments for pooling-of-interests     -           -            -           225          -
   Provision for losses                    (200)       (919)         -         1,726          767
   Net (charge-offs) recoveries            (100)        120           70        (725)      (2,185)
                                         ------      ------       ------      ------       ------
Balance at end of year                   $1,660      $1,960       $2,759      $2,689       $1,463
                                         ------      ------       ------      ------       ------
                                         ------      ------       ------      ------       ------


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

    Additional information concerning TCF's allowances for loan and real estate losses and industrial revenue bond reserves is set forth in "Financial Review -- Financial Condition - Allowances for Loan and Real Estate Losses and Industrial Revenue Bond Reserves" on pages 26 and 27, in Note 1 of Notes to Consolidated Financial Statements on pages 38 through 40 of TCF's 1996 Annual Report and in
Note 7 of Notes to Consolidated Financial Statements on page 45 of TCF's 1996 Annual Report, incorporated herein by reference.


                                INVESTMENT ACTIVITIES

    The TCF Banks have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. The TCF Banks must maintain minimum levels of liquid assets specified by the OTS. These minimum levels are subject to change. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The TCF Banks must also meet reserve requirements of the Federal Reserve Board ("FRB"), which are imposed based on amounts on deposit in various types of deposit categories. See "REGULATION -- Liquidity and Reserve Requirements."

    Following is a table indicating the investments comprising TCF's portfolio, excluding securities available for sale:


                                                                               AT DECEMBER 31,
                                                                  ------------------------------------
                                                                   1996           1995           1994
                                                                  -------       -------        -------
                                                                                (IN THOUSANDS)
Interest-bearing deposits with banks                              $372,132       $    533       $193,751
Federal funds sold                                                     -              -            6,900
U.S. Government and other marketable securities held to maturity:
   U.S. Government and agency obligations                              -               50             50
   Commercial paper                                                  3,910          3,666          3,478
                                                                  --------       --------       --------
                                                                     3,910          3,716          3,528
Federal Home Loan Bank stock, at cost                               66,061         60,096         78,925
                                                                  --------       --------       --------
                                                                  $442,103       $ 64,345       $283,104
                                                                  --------       --------       --------
                                                                  --------       --------       --------


    Information regarding the carrying values and fair values of TCF's investments is set forth in Note 3 of Notes to Consolidated Financial Statements on page 41 of TCF's 1996 Annual Report, incorporated herein by reference. Following is a table summarizing yields by scheduled maturities for indicated investment securities:



                             U.S. GOVERNMENT
                               AND AGENCY                                                                       SECURITIES
                               OBLIGATIONS                 ALL OTHER                       TOTAL                AVAILABLE
                             HELD TO MATURITY             INVESTMENTS                   INVESTMENTS              FOR SALE
                             ------------------        -------------------          --------------------    -------------------
                             AMOUNT       YIELD        AMOUNT       YIELD           AMOUNT        YIELD     AMOUNT       YIELD
                             ------       -----        ------       -----           ------        -----     ------       -----
                                                                             (DOLLARS IN THOUSANDS)

AT DECEMBER 31, 1996:
   Due in one year or less   $  -         - %      $376,042         5.20%        $376,042         5.20%   $    -          -
   No stated maturity           -         -          66,061(1)      7.24           66,061         7.24     999,554(2)   7.15
                             -----                 --------                      --------                 --------
   Total                     $  -         -        $442,103         5.50         $442,103         5.50    $999,554      7.15
                             -----                 --------                      --------                 --------
                             -----                 --------                      --------                 --------

   Weighted average life
     (in years)                 -                        .1                            .1                      -


AT DECEMBER 31, 1995:

   Due in one year or less   $  50      4.30%       $ 4,199         5.57%         $ 4,249         5.56% $    1,005      8.06%
   No stated maturity           -       -            60,096(1)      7.82           60,096         7.82   1,200,485(2)   7.13
                             -----                 --------                      --------                 --------
   Total                     $  50      4.30        $64,295         7.68          $64,345         7.67  $1,201,490      7.13
                             -----                 --------                      --------                 --------
                             -----                 --------                      --------                 --------

   Weighted average life
      (in years)                .4                       .1                            .1                       .1

----------------------


(1) Balance represents FHLB stock, a required regulatory investment at adjustable rates having no stated maturity. FHLB stock has been excluded from the weighted average life calculation.
(2) Balance represents mortgage-backed securities and marketable equity securities which have been excluded from the weighted average life calculation.

    In November 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report entitled "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." In conjunction with the issuance of the Guide, the FASB provided entities with a one-time opportunity to reassess the classification of their held-to-maturity debt securities without calling into question the entities' intent to hold to maturity their remaining portfolio of such securities. During the 1995 fourth quarter, TCF reassessed the balance sheet classifications of its mortgage-backed securities. As a result, TCF reclassified its remaining $1.1 billion in mortgage-backed securities from "held to maturity" to "available for sale" effective December 31, 1995. This reclassification allowed for increased asset/liability management flexibility. Unrealized gains on securities available for sale, reported net of taxes as a separate component of stockholders' equity, increased by $12.8 million as a result of this reclassification.

    Following is a table indicating the investments comprising TCF's securities available for sale:



                                                                     AT DECEMBER 31,
                                                       ----------------------------------------
                                                          1996          1995            1994
                                                       ----------     ----------     ----------
                                                                    (IN THOUSANDS)
U.S. Government and other marketable securities:
   U.S. Government and agency obligations              $     -       $    1,005      $  54,298
   Commercial paper                                          -              -           14,843
   Corporate bonds                                           -              -           14,918
   Other                                                     -               57             30
                                                       ---------     ----------      ---------
                                                             -            1,062         84,089
                                                       ---------     ----------      ---------
Mortgage-backed securities:
   FHLMC                                                 317,177        360,631         23,379
   FNMA                                                  542,147        655,568          4,345
   GNMA                                                  116,388        138,723          3,002
   Private issuer                                         22,531         26,903         13,971
   Collateralized mortgage obligations                     1,311         18,603          9,644
                                                       ---------     ----------      ---------
                                                         999,554      1,200,428         54,341
                                                       ---------     ----------      ---------
                                                       $ 999,554     $1,201,490      $ 138,430
                                                       ---------     ----------      ---------
                                                       ---------     ----------      ---------


    Information regarding the amortized cost and fair values of TCF's securities available for sale is set forth in Note 4 of Notes to Consolidated Financial Statements on page 42 of TCF's 1996 Annual Report, incorporated herein by reference.


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

    The composition of TCF's deposits has a significant impact on its cost of funds. In recent years, TCF's marketing strategy has emphasized attracting deposits held in checking, regular savings and money market accounts. These accounts provide significant fee income and are a source of low-interest cost funds. Checking, savings and money market accounts comprised 53% of total deposits at December 31, 1996, up from 49% of total deposits at both December 31, 1995 and December 31, 1994. In addition, there were approximately 1.1 million retail checking, savings and money market accounts at December 31, 1996, compared with approximately 1 million and 985,000 such accounts at December 31, 1995 and 1994, respectively. Total deposits at TCF as of December 31, 1996 were $5 billion, down $213.9 million from total deposits at December 31, 1995. The decrease in deposits partially reflects the sale of five branches, and run-off of certificates of deposit.

    The following table sets forth the deposit flows for each of the years in the three-year period ended December 31, 1996:


                                          YEAR ENDED DECEMBER 31,
                                -----------------------------------------
                                    1996          1995           1994
                                 ----------     ----------    ----------
                                             (IN THOUSANDS)
Net withdrawal of deposits       $(324,310)     $(332,632)     $(468,547)
Deposits purchased                      -           6,464             -
Deposits sold                      (60,232)       (59,926)            -
Interest credited                  170,620        177,928        172,337
                                 ---------      ---------      ---------
   Net decrease in deposits      $(213,922)     $(208,166)     $(296,210)
                                 ---------      ---------      ---------
                                 ---------      ---------      ---------


    The following table shows rate and maturity information as of December 31, 1996, and rate information as of December 31, 1995, for TCF's certificates of deposit:



                                                           INTEREST CATEGORY
                                  --------------------------------------------------------
                                   2.00-        4.00-       5.00-       6.00-         8.00-                  % OF
MATURITY WITHIN THE YEAR ENDING    3.99%        4.99%       5.99%       7.99%        12.99%      TOTAL       TOTAL
                                  ------      ------       ------       ------      ------      ------      -------
                                                               (DOLLARS IN THOUSANDS)
December 31, 1997              $180,027     $226,325  $1,071,869     $168,062    $  2,513   $1,648,796        70.2
December 31, 1998                28,210       49,322     285,042       98,927       4,962      466,463        19.9
December 31, 1999                 2,275       25,156      58,157       43,983         843      130,414         5.5
Thereafter                          933       13,050      27,359       62,728         168      104,238         4.4
                               --------     --------  ----------     --------    --------   ----------       -----

   Total at December 31, 1996  $211,445     $313,853  $1,442,427     $373,700     $ 8,486   $2,349,911      100.0%
                               --------     --------  ----------     --------    --------   ----------       -----
                               --------     --------  ----------     --------    --------   ----------       -----

   Total at December 31, 1995  $ 87,053     $470,720  $1,339,646     $712,395     $20,684   $2,630,498
                               --------     --------  ----------     --------    --------   ----------
                               --------     --------  ----------     --------    --------   ----------


     Information concerning TCF's deposits is set forth in "Financial Review -- Financial Condition - Deposits" on page 29 and in Note 11 of Notes to Consolidated Financial Statements on pages 47 and 48 of TCF's 1996 Annual Report, incorporated herein by reference.

BORROWINGS

    The FHLB System functions as a central reserve bank providing credit for thrift institutions through a regional bank located within a particular thrift's assigned region. As members of the FHLB System, the TCF Banks are required to own a minimum level of FHLB capital stock and are authorized to apply for advances on the security of such stock and certain of their loans and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. TCF's FHLB advances totaled $1.1 billion at December 31, 1996, compared with $893.6 million at December 31, 1995. FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rates and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB's assessment of the institution's creditworthiness. See "REGULATION -- Federal Home Loan Bank System."

    As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements ("reverse repurchase agreements") with the FHLMC or major investment bankers utilizing government securities or mortgage-backed securities as collateral. Reverse repurchase agreements totaled $293.7 million at December 31, 1996, compared with $438.4 million at December 31, 1995. Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a reverse repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and it is TCF's policy to enter into reverse repurchase agreements only with institutions with a satisfactory credit history.

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

    Information concerning TCF's FHLB advances, reverse repurchase agreements and other borrowings is set forth in "Financial Review -- Financial Condition - Borrowings" on pages 29 and 30 and in Note 12 of Notes to Consolidated Financial Statements on pages 49 and 50 of TCF's 1996 Annual Report, incorporated herein by reference.

    The following tables set forth TCF's maximum and average borrowing levels for each of the years in the three-year period ended December 31, 1996:



                                                           YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    1996           1995            1994
                                                    ----           ----            ----
                                                              (IN THOUSANDS)
Maximum Balances (1):
   FHLB advances                                 $1,141,040     $1,089,993     $1,354,663
   Securities sold under repurchase agreements      647,707        718,425        778,473
   Subordinated debt                                 13,520         50,676         50,676
   Collateralized obligations                        41,170         41,817         43,427
   Other borrowings                                  42,808         54,520         20,903

------------------------------------------------


(1) Maximum month-end balances.



                                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                          1996                      1995                     1994
                                                    ----------------        ----------------         ------------------
                                                    BALANCE     RATE        BALANCE     RATE         BALANCE     RATE
                                                    -------     ----        -------     ----         -------      -----
                                                                         (DOLLARS IN THOUSANDS)
Average Balances and Rates:
   FHLB advances                                 $674,703      5.52%      $860,948      5.89%      $975,937      5.80%
   Securities sold under repurchase agreements    498,363      5.65        591,367      6.05        443,972      5.66
   Subordinated debt                               13,430     13.96         46,429     10.74         50,676     11.06
   Collateralized obligations                      40,831      6.33         41,586      6.93         42,588      5.73
   Other borrowings                                23,764      6.07         13,486      6.67          8,971      4.59


                                  OTHER INFORMATION

ACTIVITIES OF SUBSIDIARIES OF TCF FINANCIAL

    TCF's business operations include those conducted by direct and indirect subsidiaries of TCF Financial. The TCF Banks are permitted to invest an amount equal to 2% of their assets (excluding those of its subsidiaries) in subsidiaries called service corporations. Up to an additional 1% of assets may be invested in certain types of community development projects. Under OTS regulations, the ability of thrift institutions to invest an additional amount up to 50% of their risk-based capital in conforming loans to service corporations is tied to an institution's compliance with regulatory capital requirements. Service corporations are authorized by regulation to engage in various activities reasonably related to the activities of federal savings associations as approved by the OTS. See "REGULATION -- Limitations on Certain Investments."

    In addition to investments in service corporations, the TCF Banks are also permitted to form subsidiaries known as operating subsidiaries. Operating subsidiaries are permitted to engage in activities permitted for federal savings associations and are not subject to the service corporation investment limitations. See "REGULATION -- Limitations on Certain Investments."

    During the year ended December 31, 1996, TCF's subsidiaries were principally engaged in the following activities:

    Mortgage Banking

    TCF Mortgage Corporation, a subsidiary of TCF Minnesota, and Great Lakes originate, sell and service residential mortgage loans. A subsidiary of TCF Mortgage Corporation is involved in a joint venture known as Burnet Home Loans with Burnet Mortgage Corporation, an affiliate of Burnet Realty Inc., for the origination of residential mortgage loans from offices of Burnet Realty.

    Annuities and Investment Services

    TCF Financial Insurance Agency, Inc., TCF Financial Insurance Agency Illinois, Inc., TCF Financial Insurance Agency Wisconsin, Inc. and TCF Financial Insurance Agency Michigan, Inc. are insurance agencies engaging in the sale of single premium tax-deferred annuities. TCF Securities, Inc. engages in the sale of mutual fund products of Putnam Investments. See "REGULATION -- Recent Developments."

    Insurance, Title Insurance and Appraisal Services

    TCF Agency Minnesota, Inc., TCF Agency Wisconsin, Inc., TCF Agency Illinois, Inc. and Lakeland Group Insurance Agency, Inc. provide various types of insurance, principally credit-related insurance, marketed primarily to TCF's customers. North Star Title, Inc. is a title insurance agent for several title insurance underwriters, operating primarily in Minnesota, Illinois and Indiana and providing title insurance, real estate abstracting, and closing services to affiliates and third parties. North Star Real Estate Services, Inc. provides real estate appraisal services to its affiliates and to third parties. See "REGULATION -- Recent Developments."

    Consumer Finance

    TCF Financial Services, Inc., TCF Consumer Financial Services, Inc. and TCF Real Estate Financial Services, Inc. make loans to consumers for personal, family or household purposes such as debt consolidation or the financing of home improvements and automobiles.

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

    In June 1996, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Additional information on SFAS No. 125 is set forth in "Financial Review -- Financial Condition - Borrowings" on pages 29 and 30 of TCF's 1996 Annual Report, incorporated herein by reference.

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS.
It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to (although not the same as) fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented. It is too early to predict what effect SFAS No. 128 will have on TCF's results of operations.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Additional information on SFAS No. 123 is set forth in Note 1 of Notes to Consolidated Financial Statements on pages 38 through 40 and Note 18 of Notes to Consolidated Financial Statements on pages 58 and 59 of TCF's 1996 Annual Report, incorporated herein by reference.

    In October 1996, the AICPA issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 provides authoritative guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure on environmental remediation liabilities. Financial institutions are among the industries with potential exposure to environmental remediation liabilities. Certain transactions, including acquisitions of real property by a creditor pursuant to default by a debtor, may expose an entity to such liabilities. The provisions of SOP 96-1 are effective for fiscal years beginning after December 15, 1996. Earlier application is encouraged. The effect of initially applying this SOP shall be reported as a change in accounting estimate. Restatement of previously issued financial statements is not permitted. Management does not believe that SOP 96-1 will have a significant impact on TCF's financial condition or results of operations.

COMPETITION

    TCF Minnesota is the largest savings bank and third largest depository institution headquartered in Minnesota. TCF Illinois, TCF Wisconsin and Great Lakes compete with a number of larger depository institutions in their market areas. The TCF Banks experience significant competition in attracting and retaining deposits and in lending funds. TCF believes the primary factors in competing for deposits are the ability to offer attractive rates and products, convenient office locations and supporting data processing systems and services. Direct competition for deposits comes primarily from commercial banks and credit unions, and from other savings institutions. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. The primary factors in competing for loans are interest rates, loan origination fees and the range of services offered. TCF competes for origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer finance companies, credit unions, insurance companies and other savings institutions.

EMPLOYEES

    As of December 31, 1996, TCF had approximately 4,800 employees, including 1,200 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, accident insurance, short- and long-term disability coverage, a pension plan and a shared contribution stock ownership-401(k) plan.

                                      REGULATION

    The banking industry is generally subject to extensive regulatory oversight. TCF Financial, as a publicly-held thrift holding company, and the TCF Banks, as federally chartered savings banks with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations are likely and cannot be predicted with certainty.

RECENT DEVELOPMENTS

    Federal legislation enacted in September 1996 addressed a funding shortfall that had resulted in a significant deposit insurance premium disparity between banks insured by the Bank Insurance Fund ("BIF") and thrifts insured by the Savings Association Insurance Fund ("SAIF"). This new legislation imposed a one-time special assessment on thrift institutions such as the TCF Banks and provided a reduction in deposit insurance premiums in subsequent periods and other regulatory reforms. For additional information on the one-time special assessment, see "Financial Review --

Financial Condition - Recent Legislative and Regulatory Developments" on page 30 and Note 22 of Notes to Consolidated Financial Statements on page 64 of TCF's 1996 Annual Report, incorporated herein by reference. In other federal legislation enacted in 1996, the reserve method of accounting for thrift bad debt reserves was repealed, eliminating the recapture of a thrift's bad debt reserve under certain circumstances, including a thrift institution's conversion to a bank or similar charter changes. As a result of these legislative changes, TCF's management elected to seek the conversion of the TCF Banks to national banks.

    In November 1996, the TCF Banks filed applications with the Office of the Comptroller of the Currency ("OCC") to convert to national banks, and also to charter new national banks in Colorado and Ohio. These applications were approved by the OCC in February 1997. In February 1997, TCF filed an application with the FRB to become a bank holding company in connection with the pending conversion of the TCF Banks to national banks. Applications are also now pending with the FDIC for deposit insurance coverage for the new national banks to be chartered by TCF. Subject to completion of the regulatory review and approval process, TCF is seeking to consummate the conversion of the TCF Banks to national banks and approval of TCF Financial as a bank holding company as early as the second quarter of 1997.

    Following the consummation of the conversions and other transactions contemplated by the applications filed by TCF and the TCF Banks (referred to as the "Bank Conversion"), these institutions will no longer be subject to regulations of the OTS. The Bank Conversion will result in significant changes in statutory and regulatory authority for various operations of these institutions, including but not limited to laws and regulations governing branching authority, insurance agency activities, dividend payment authority and the operation of loan production offices. In some cases, these new authorities will result in significant changes in the operations of TCF and the TCF Banks. Among other changes following the Bank Conversion, TCF Illinois and TCF Wisconsin will be operated as direct subsidiaries of TCF Financial as opposed to TCF Minnesota, and TCF's annuity sales operations will become subsidiaries of the TCF Banks as opposed to TCF Financial. The ultimate effect of these changes cannot be predicted with complete certainty at this time.

    The following discussion reviews certain significant statutory and regulatory restrictions on the operations of TCF and the TCF Banks prior to the Bank Conversion (primarily regulations applicable to federal and state savings banks and to savings and loan holding companies) and also certain restrictions following the Bank Conversion (primarily regulations applicable to national banks and bank holding companies). The manner in which laws and regulations relating to national banks and bank holding companies will be applied to TCF and the TCF Banks is subject to a number of uncertainties, including completion of the regulatory review and approval process and the fact that TCF and the TCF Banks have not undergone an examination by either the FRB or the OCC.

REGULATORY CAPITAL REQUIREMENTS

    Under significant new regulatory capital requirements for thrift institutions mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), thrift institutions are required to have "core capital" equal to no less than 3% of adjusted total assets and "tangible capital" equal to no less than 1.5% of adjusted total assets. In addition, thrift institutions are required to maintain "risk-based capital" equal to 8% of risk-weighted assets.

    Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), enacted in 1991, banking and thrift regulators are required to take prompt regulatory action against institutions which are undercapitalized. FDICIA requires banking and thrift regulators to categorize institutions as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." A savings institution will be deemed to be well-capitalized if it: (i) has a total risk-based capital ratio of 10% or greater; (ii) has a Tier 1 (core) risk-based capital ratio of 6% or greater; (iii) has a leverage (core) ratio of 5% or greater; and (iv) is not subject to any order or written directive by the OTS to meet and maintain a specific capital level for any capital measure. The TCF Banks believe they would be considered well-capitalized.

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

    The following table sets forth the TCF Banks' calculation of their tangible, core and risk-based capital and applicable percentages of adjusted assets, together with the excess over the minimum capital requirements at December 31, 1996:



                                       TCF MINNESOTA            TCF ILLINOIS             TCF WISCONSIN             GREAT LAKES
                                  ----------------------    ---------------------   --------------------      ---------------------
                                   AMOUNT           %        AMOUNT          %        AMOUNT          %         AMOUNT         %
                                  -------      -------     -------       -------     -------     -------       -------      -------
                                                                                  (DOLLARS IN THOUSANDS)
Tangible capital                  $321,043        6.52%     $59,025        8.62%     $45,359        7.32%    $177,565        8.21%
Tangible capital requirement        73,886        1.50       10,275        1.50        9,297        1.50       32,458        1.50
                                  --------      ------      -------      ------      -------      ------     --------      ------
   Excess                         $247,157        5.02%     $48,750        7.12%     $36,062        5.82%    $145,107        6.71%
                                  --------      ------      -------      ------      -------      ------     --------      ------
                                  --------      ------      -------      ------      -------      ------     --------      ------

Core capital                      $321,808        6.53%     $59,790        8.72%     $45,359        7.32%    $187,255        8.62%
Core capital requirement           147,795        3.00       20,573        3.00       18,595        3.00       65,206        3.00
                                  --------      ------      -------      ------      -------      ------     --------      ------
   Excess                         $174,013        3.53%     $39,217        5.72%     $26,764        4.32%    $122,049        5.62%
                                  --------      ------      -------      ------      -------      ------     --------      ------
                                  --------      ------      -------      ------      -------      ------     --------      ------

Risk-based capital                $359,950       11.81%     $63,933       15.20%     $49,799       14.04%    $217,015       16.23%
Risk-based capital requirement     243,784        8.00       33,657        8.00       28,375        8.00      106,970        8.00
                                  --------      ------      -------      ------      -------      ------     --------      ------
   Excess                         $116,166        3.81%     $30,276        7.20%     $21,424        6.04%    $110,045        8.23%
                                  --------      ------      -------      ------      -------      ------     --------      ------
                                  --------      ------      -------      ------      -------      ------     --------      ------


    The OTS has adopted an amendment to its risk-based capital requirements that requires institutions with more than a "normal" level of interest-rate risk to maintain additional risk-based capital. A savings institution's interest-rate risk is measured in terms of the sensitivity of its "net
portfolio value."   Net portfolio value is defined generally as the present
value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. The interest-rate risk component creates a capital requirement based upon the decline in an institution's net portfolio value that would result from an immediate 200 basis point increase or decrease (whichever results in the greater decline) in prevailing interest rates. The OTS has defined as "above normal" any decline in an institution's net portfolio value that exceeds 2% of the present value of its assets. A savings institution with a greater than normal interest-rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest-rate risk component") equal to one-half the difference between the institution's measured interest-rate risk and the normal level of interest-rate risk, multiplied by the present value of its total assets. Management does not believe the interest-rate risk component will have a significant impact on the TCF Banks' risk-based capital requirements. For the present time, the OTS has delayed implementation of the automatic deduction of the interest-rate risk component.

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

    Following the Bank Conversion, the TCF Banks would become subject to the OCC's capital regulations instead of those of the OTS. The OCC has established three capital standards for national banks: a leverage requirement, a Tier 1 risk-based capital requirement and a total risk-based capital requirement. In addition, the OCC may also, on a case-by-case basis, establish individual minimum capital requirements for a national bank that may vary from these requirements.

    The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the supervisory rating system for banks. National banks not rated composite 1 under this rating system are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks in their operations. OCC Tier 1 capital generally consists of the same components as core capital under the OTS' capital regulations, except that includible intangible assets are more restricted.

    The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets and Tier 1 capital equal to at least 4% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means OCC Tier 1 capital plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital under the OCC's regulations generally correspond to the components of supplementary capital under OTS regulations. Total risk-weighted assets generally are determined under the OCC's regulations in the same manner as under the OTS' regulations.

    The OCC has modified its risk-based capital requirements to permit it to require higher levels of capital as a result of an institution's interest-rate risk and has proposed to quantify and account for interest-rate risk exposure in determining the required level of a bank's regulatory capital.

    The ability of the TCF Banks to maintain compliance with regulatory capital requirements may be adversely affected by unanticipated losses or lower levels of earnings, by new or increased regulatory capital requirements or by other factors.

RESTRICTIONS ON DISTRIBUTIONS

    Dividends or other capital distributions from TCF Minnesota or Great Lakes to TCF Financial, especially in the event of diminished earnings from other direct subsidiaries of TCF Financial, may be necessary in order for TCF Financial to pay dividends on its common stock, to make payments on TCF Financial's other borrowings, or for other cash needs. The TCF Banks' ability to make any capital distributions in the future may require regulatory approval and may be restricted by their regulatory authorities. The TCF Banks' ability to make any such distributions depends on their earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher than existing minimum capital requirements. In addition, the TCF Banks' ability to make dividend payments may be limited by the level of their current and accumulated tax earnings and profits ("E&P"). Annual dividend distributions in excess of E&P could invoke a tax liability based on the amount of excess earnings distributed and current tax rates.

    Capital distributions by institutions such as the TCF Banks, including dividends, stock repurchases, redemptions of securities and cash-out mergers, are subject to restrictions tied to the institutions' capital levels after giving effect to such a transaction. Under OTS regulations, institutions identified as "Tier 1" institutions (see definitions below) generally are authorized to make capital distributions during a calendar year up to the higher of 100% of their net income to date during the calendar year plus the amount that would reduce by one-half their surplus capital ratio at the beginning of the calendar year or 75% of their net income over the most recent four-quarter period. "Surplus capital ratio" refers to the percentage by which an association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets. Institutions identified as "Tier 2" institutions may make capital distributions up to 75% of their net income over the most recent four-quarter period. For purposes of computing the foregoing amount, a Tier 2 institution must deduct the amount of capital distributions it has previously made during the most recent four-quarter period. "Tier 3" institutions would not be permitted to make capital distributions unless they receive prior written approval from the OTS or unless such a distribution is made in accordance with an approved capital plan.

    "Tier 1" institutions are those which would have capital, immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution, that is equal to or greater than the amount of their fully phased-in capital requirements. "Tier 2" institutions have capital, immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution, that is equal to or in excess of their minimum regulatory capital requirements, but is less than the amount of applicable fully phased-in capital requirements. "Tier 3" institutions have capital, immediately prior to or on a pro forma basis after giving effect to a proposed capital distribution, that is less than the amount of their minimum regulatory capital requirements. The capital distribution rule would also reflect any individual minimum capital requirement and if such a requirement is imposed, general minimum capital requirements would need to be adjusted accordingly. The OTS may also prohibit any capital distribution that would otherwise be permitted if it determines that such a distribution would constitute an unsafe and unsound practice. Among the circumstances deemed to pose such a risk would be a capital distribution by a Tier 1 or Tier 2 institution whose capital is decreasing because of substantial losses. If an institution has been notified that it is in need of more than normal supervision, the OTS has the discretion to treat an institution otherwise considered a Tier 1 institution as a Tier 2 or Tier 3 institution if it is deemed necessary to ensure the association's safe and sound operation. As of December 31, 1996, none of the TCF Banks had an individual minimum capital requirement and all of these institutions met their fully phased-in capital requirements, and therefore would expect to be eligible for treatment as Tier 1 institutions. As a result, as of such date the TCF Banks would be limited to capital distributions up to the higher of 100% of their net income during the calendar year plus the amount that would reduce by one-half their surplus capital ratio at the beginning of the calendar year, or 75% of their net income over the most recent four-quarter period, assuming the OTS did not determine that such a distribution would be contrary to the safe and sound operation of the institutions. In December 1994, the OTS issued a notice of proposed rulemaking which would modify the capital distribution regulations to incorporate the prompt corrective action capital standards promulgated by FDICIA, and which would permit savings associations with a supervisory rating of "1" or "2" which are not held by a holding company to make capital distributions without providing prior notice to the OTS. TCF does not believe that the proposed rule, if adopted, would materially change the capital distribution restrictions applicable to it or to the TCF Banks.

    During 1986, TCF Minnesota converted from a federally chartered mutual association to a federally chartered stock savings and loan association. At that time, TCF Minnesota established a liquidation account in an amount equal to its regulatory net worth as of April 30, 1986. Liquidation accounts have also been established in the conversions of TCF Wisconsin, TCF Illinois and Great Lakes. A liquidation account is maintained for the benefit of eligible depositors who have continued to maintain their deposits in an institution since the conversion to a stock form of ownership. In the event of a liquidation, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account in the proportionate amount of the then current adjusted balance for deposits held before any liquidation distribution may be made with respect to the stockholders. The balance attributable to the liquidation account is decreased by a proportionate amount as each accountholder closes an account or reduces the balance in such account as of any subsequent fiscal year-end. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of a savings institution's net worth. A savings institution may not declare or pay a cash dividend or repurchase any of its capital stock if it would cause its regulatory capital to be reduced below the amount required for the liquidation account.

    Following the Bank Conversion, the TCF Banks' ability to pay dividends would become subject to restrictions under the National Bank Act and regulations of the OCC rather than requirements administered by the OTS. Dividends paid by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts.

The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank's profits for the preceding half year (in case of quarterly or semi-annual dividends), or the preceding two half-year periods (in the case of annual dividends), are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its retained net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

    The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payments to be an unsafe and unsound banking practice. In addition, national banks also would be subject to the effect of regulations governing the minimum level of capital to be maintained under regulations relating to minimum capital and prompt corrective action as discussed above.

SAFETY AND SOUNDNESS STANDARDS

    In July 1995, the OTS and other federal banking regulatory agencies (including the OCC) jointly issued final safety and soundness standards. These standards were issued in the form of guidelines addressing such factors as internal controls and audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. In the event of a failure to meet any of these safety and soundness standards, the OTS could require the filing of a compliance plan.

    There is virtually no limit on the authority of the OTS or FDIC to take any appropriate action with respect to conditions or activities it considers unsafe or unsound.

REGULATION OF TCF FINANCIAL AND AFFILIATE AND INSIDER TRANSACTIONS

    TCF Financial and TCF Minnesota are subject to regulation as savings and loan holding companies. They are required to register with the OTS and are subject to OTS regulations, examinations and reporting requirements relating to savings and loan holding companies. As subsidiaries of savings and loan holding companies, the TCF Banks are subject to certain restrictions in their dealings with TCF Financial and with other companies affiliated with TCF Financial, and also with each other. Under FDICIA, the TCF Banks are required to conform to regulatory standards promulgated by the OTS relating to operations and management, asset quality, earnings, stock valuation, and compensation of officers, employees or directors.

    In connection with the reorganization of TCF Minnesota into a holding company structure in 1987, TCF Financial was required to undertake that, as long as it controls TCF Minnesota, it will cause the regulatory capital of TCF Minnesota to be maintained at a level consistent with that required by applicable regulations and, as necessary or appropriate, TCF Financial will infuse sufficient additional equity capital to comply with such requirement. As a result of FDICIA, TCF Financial may also be required to make up certain capital deficiencies of the other TCF Banks.

    As amended by FIRREA, HOLA provides generally that an insured savings institution subsidiary of a holding company is subject to the restrictions on affiliate transactions set forth in Federal Reserve Act Sections 23A and 23B. In addition, an insured institution may not buy securities from an affiliate, except for shares of stock of a subsidiary, and it may not make loans to an affiliate engaged in a non-banking activity. As a result of FIRREA and FDICIA, thrift institutions are subject to Sections 22(g) and 22(h) of the Federal Reserve Act, which restrict a financial institution's ability to make loans to "insiders" (executive officers, directors and certain shareholders). The OTS has also adopted the FRB's Regulation O, which implements legislative restrictions on insider loan transactions. Following consummation of the Bank Conversion, affiliate transactions and insider lending restrictions will continue to apply to TCF and the TCF Banks.

    HOLA authorizes the OTS or the FDIC to identify holding company activities that present excessive risk to insured institutions, and to restrict, among other things, dividends to TCF Financial (or to TCF Minnesota by TCF Illinois or TCF Wisconsin) and other affiliate transactions. If one or more of the TCF Banks were to lose their status as a Qualified Thrift Lender, TCF Financial and/or TCF Minnesota would possibly be treated as a bank holding company, resulting in additional restrictions on its activities and other possible negative effects. Under HOLA, multiple savings and loan holding companies such as TCF Financial may engage only in the following activities: furnishing or performing management services for a savings association subsidiary; conducting an insurance agency or escrow business; holding, managing or liquidating assets owned or acquired from a savings association subsidiary; holding or managing properties used or occupied by a savings association subsidiary; acting as trustee under a deed of trust; any activity approved as an activity under Section 4(c)(8) of the Bank Holding Company Act ("BHCA") by the FRB (unless prohibited by the Director of the OTS) or in which multiple savings and loan holding companies were authorized to engage on March 5, 1987; or purchasing of stock in certain qualified stock issuances which have been approved by the Director of the OTS.

    Upon consummation of the Bank Conversion, TCF Financial will become regulated by the FRB as a bank holding company instead of by the OTS as a savings and loan holding company. Bank holding companies are subject to extensive regulation under the BHCA. As a bank holding company, TCF Financial would be required to file reports with the FRB and would be subject to FRB examination and enforcement authority.

    Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank. The FRB has also established capital requirements for bank holding companies that generally parallel requirements for national banks.

    Under BHCA, a bank holding company must obtain FRB approval before acquiring more than 5% control, or substantially all of the assets, of another bank or bank holding company, or merging or consolidating with another bank holding company. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Exceptions are available for certain activities permitted by the FRB under Regulation Y, which are generally more limited than the activities that may be engaged in by savings and loan holding companies.

    The FRB does not currently permit annuity sales activities by bank holding companies and as a result, TCF Financial will contribute its annuity sales subsidiaries to the TCF Banks in consummating the Bank Conversion. Annuity sales activities are permitted by the OCC for a subsidiary of a national bank.

RESTRICTIONS ON CHANGE IN CONTROL

    Federal and state laws and regulations contain a number of provisions which impose restrictions on changes in control of financial institutions such as the TCF Banks, and which require regulatory approval prior to any such changes in control. With the passage of FIRREA in 1989, these laws and regulations became less restrictive, especially with respect to the acquisition of thrifts by bank holding companies which became permissible under FIRREA. The Certificate of Incorporation of TCF Financial and a Shareholder Rights Plan adopted by TCF Financial in 1989, among other items, contain features which may inhibit a change in control of TCF Financial.

ACQUISITIONS AND INTERSTATE OPERATIONS

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

    In April 1992, the OTS issued a statement of policy, effective May 11, 1992, amending its then-existing statement of policy on branching by federal savings associations. The new statement of policy deletes restrictions on the branching of federal associations to permit nationwide branching to the extent permitted by federal statutes, provided the institution meets certain tests (domestic building and loan test, minimum capital requirements and satisfactory Community Reinvestment Act record). Under the new policy statement, it is believed that the TCF Banks may branch into any state with the approval of the OTS.

    Interstate branching authority for banks is more limited than the authority for thrift institutions. Under the Riegle-Neal Interstate Banking and Branching Act of 1994 ("Riegle-Neal Act"), the OCC and FDIC are authorized to approve interstate branching de novo by national and state banks only in states that specifically allow such branching. The Riegle-Neal Act also requires that the appropriate federal banking agencies prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

    The Riegle-Neal Act also sets forth rules for interstate banking, as opposed to interstate branching. The Riegle-Neal Act allows the FRB to approve an application of an adequately capitalized and managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not to exceed five years) specified by the law of the host state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

    Beginning June 1, 1997, the Riegle-Neal Act authorizes the federal banking agencies to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches by banks will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

REGULATORY SUPERVISION

    The TCF Banks are subject to examination and supervision by the OTS and the FDIC. The TCF Banks are also subject to regulations governing such matters as mergers, establishment of branch offices and subsidiary investments and activities, and to general investment authority under regulations applicable to federally chartered savings banks. As a result of its insurance, mortgage banking and consumer finance activities, TCF is also subject to state regulation and examination authority in various states.

    As described above, the TCF Banks will become subject to the regulatory authority of the FRB and OCC instead of the OTS following the Bank Conversion. TCF and the TCF Banks would then become subject to supervision, examination and regulation by these agencies.

    In January 1997, TCF Illinois acquired all of the outstanding stock of BOC Financial Corporation ("BOC Financial"), which, in turn, owns all of the outstanding stock of Banks of Chicago Bancorp, Inc. ("Banks of Chicago"), which, in turn, owns all of the outstanding stock of BOC which is a BIF-insured state chartered savings bank. Immediately following the Bank Conversion, TCF Illinois (as a national bank) will cause BOC Financial to dissolve and then cause Banks of Chicago to dissolve, and then BOC to merge with and into TCF Illinois with TCF Illinois as the surviving entity. Prior to the Bank Conversion, BOC will be an Illinois state savings bank regulated by the State of Illinois Office of Banks and Real Estate and the FDIC, and these two agencies have general supervisory, examination and regulatory authority over BOC. Following the Bank Conversion and the merger described above, TCF Illinois will be subject to the regulatory authority of the OCC.

FEDERAL HOME LOAN BANK SYSTEM

    The TCF Banks are members of the FHLB System, consisting of twelve regional FHLBs. The FHLB System functions as a central reserve credit facility for member institutions. As members of the FHLB System, the TCF Banks are entitled
to borrow funds from their respective FHLBs.   As a result of FIRREA, the FHLB
System is now administered by the Federal Housing Finance Board ("FHFB") rather than the Federal Home Loan Bank Board ("FHLBB").

    As a result of the failure of a number of savings institutions and reductions in outstanding loans to its members, the FHLB System has become less profitable and its continued viability may depend upon its ability to attract new members. The TCF Banks are required to own capital stock of their respective FHLBs in an amount at least equal to the greater of 1% of the aggregate outstanding balance of home mortgage loans and similar obligations, 1/20th of advances and letters of credit from the FHLB or .3% of assets. The TCF Banks are in compliance with this requirement.

    At December 31, 1996, TCF's outstanding FHLB advances totaled $1.1 billion. These advances were secured by shares of FHLB stock and by a pledge of all notes and related mortgages and certain other assets held by TCF. The maximum amount of credit which a FHLB will advance for purposes other than meeting withdrawals varies from time to time in accordance with changes in policies of the FHFB and the FHLB. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB, and the purpose of the borrowing.

    The TCF Banks currently intend to remain members of their respective FHLB following the Bank Conversion.

LIQUIDITY AND RESERVE REQUIREMENTS

    FIRREA amended HOLA to require that the Director of the OTS adopt regulations providing for a minimum liquidity requirement for thrift institutions. The minimum liquidity requirement must be in a range of 4% to 10% of an institution's withdrawable accounts and borrowings payable on demand or with maturities of one year or less. Current OTS regulations, which may be modified by the Director of the OTS in accordance with FIRREA, provide that each thrift institution must maintain an average daily balance for each calendar month of liquid assets (cash, certain time deposits, certain bankers' acceptances, specified corporate obligations and specified United States government, state or federal agency obligations) equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts (the amount of all withdrawable accounts less the unpaid balance of all loans on the security of such accounts) plus borrowings payable in one year or less. These regulations also provide that each thrift institution must maintain an average daily balance for each calendar month of short-term liquid assets (generally those having maturities of six months or less or twelve months or less, depending on the asset) equal to at least 1% of its average daily balance of net withdrawable deposit accounts plus short-term debt. The TCF Banks have maintained liquidity ratios in excess of these requirements. As a result of FDICIA, institutions with liquidity shortages may be restricted in their ability to borrow from the Federal Reserve "discount window." National banks are not subject to any prescribed liquidity requirements.

    The TCF Banks are also subject to FRB reserve requirements imposed under Regulation D. These requirements, which are subject to change from time to time, call for minimum levels of reserves based on amounts held in transaction accounts. The TCF Banks are in compliance with these reserve requirements.

INSURANCE OF ACCOUNTS

    Under FIRREA, the deposits of the TCF Banks are insured by the FDIC up to $100,000 per insured depositor. The TCF Banks other than BOC are insured by the SAIF of the FDIC and will continue to be SAIF insured following the Bank Conversion. BOC is insured by the BIF and following its merger with TCF Illinois, TCF Illinois' deposits will be proportionately allocated between the BIF and SAIF.

    Pursuant to FDICIA, the FDIC was required to assess deposit premiums based on assessed risk in an institution's asset portfolio no later than January 1, 1994. In October 1992, the FDIC issued a rule implementing a transitional risk-based premium system effective January 1, 1993 that raised deposit insurance premiums for institutions that pose greater risk to the deposit insurance system. Under the transitional risk-based system, the FDIC placed each insured institution in one of nine risk categories based on capital ratios and the FDIC's assessment of supervisory risk posed by an institution. These initial risk-based premiums ranged from .23% to .31% of total insured deposits. On June 17, 1993, the FDIC adopted a final rule establishing a permanent risk-based assessment system effective with the semi-annual assessment period commencing January 1, 1994. The permanent system is substantially the same as the transitional system previously in effect. See "-- Recent Developments."

QUALIFIED THRIFT LENDER

    Savings institutions are subject to restrictions on permissible investments that are generally known as Qualified Thrift Lender ("QTL") requirements. These requirements were relaxed by FDICIA, but the new legislation retained FIRREA's penalties for failing to meet the QTL test. An institution failing the QTL test is required to become a commercial bank or is subject to a number of restrictions, including: (i) a requirement that the institution not make any new investment or engage in any new activity unless such investment or activity would be permissible for a national bank; (ii) a requirement that the institution not establish any new branch office at any location at which a national bank located in the institution's home state may not establish a branch; (iii) ineligibility for new FHLB advances; and (iv) any restrictions on the payment of dividends to which a national bank would be subject. Where an institution still does not meet QTL requirements three years from the date on which it should have and failed to do so, the institution will be required to divest any investment or discontinue any activity which is impermissible for a national bank and will be required to repay any outstanding FHLB advances. Any savings and loan holding company which holds a thrift that fails to meet the QTL test will, within one year after the date on which the thrift should have become or ceases to be a QTL, be deemed to be a bank holding company subject to all the provisions of the BHCA and other statutes applicable to bank holding companies. Such a development would impose a number of additional activity, capital and other restrictions on any such thrift holding company. The TCF Banks are in compliance with all QTL requirements.

    Following the Bank Conversion, the TCF Banks are not expected to be subject to QTL requirements.

EXAMINATIONS AND REGULATORY SANCTIONS

    The TCF Banks are subject to periodic examination by the OTS and the FDIC. Thrift regulatory authorities may impose on criticized institutions and, in certain cases, their holding companies, a number of restrictions or new requirements, including but not limited to growth limitations, dividend restrictions, individual increased regulatory capital requirements, increased loan and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Similar restrictions or requirements may be imposed on the TCF Banks by national bank regulatory authorities, including the FRB and OCC, following the Bank Conversion. Any insured institution which does not operate in accordance with or conform to OTS or FDIC regulations, policies and directives may also be sanctioned for noncompliance. Subsidiaries of TCF are also subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain insurance, mortgage banking, securities brokerage and consumer finance activities. Proceedings may be instituted against any insured institution or any director, officer, employee or person participating in the conduct of the affairs of such institution who engages in unsafe or unsound practices, including the violation of applicable laws, regulations, orders, agreements or similar items. If the assets of an institution are overvalued on its books, it may be ordered to establish and maintain a specific reserve in an amount equal to the determined overvaluation, which may result in a charge against operations to the extent of the overvaluation. FDIC insurance may be terminated, after notice and hearing, upon a finding that an insured institution is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operating, does not meet minimum regulatory capital requirements, or has violated any applicable law, rule, regulation or order of or condition imposed by the FDIC. Upon termination, funds then on deposit continue to be insured for at least six months and for up to two years, and due notice of such termination must be provided to the institution's accountholders.

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

LIMITATIONS ON CERTAIN INVESTMENTS

    As federally chartered institutions, the TCF Banks are generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, their authority to invest directly in service corporations is limited to a maximum of 2% of their assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. The TCF Banks are also permitted, if their risk-based capital is in compliance with the then-applicable minimum requirements, to make additional loans in an amount not exceeding 50% of their risk-based capital to service corporations of which they own more than 10% of the stock. Any failure to meet their minimum capital requirements may disallow any such additional investment authority. The TCF Banks are in compliance with all limitations on certain investments requirements.

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

    Permissible investments by national banks are limited by the National Bank Act and by rules of the OCC. The OCC adopted new regulations in December 1996 that permit national banks to establish operating subsidiaries engaged in any activity that the OCC determines is incidental to banking. This rule would permit national bank subsidiaries to engage in activities that are traditionally associated with the business of banking, and would also permit certain activities not traditionally associated with banking. The OCC's new rule imposes certain supervisory limitations on subsidiaries engaged in activities that are not permitted for the parent bank, including notice and comment procedures for activities not previously approved, corporate governance requirements and certain supervisory requirements, including a regulatory capital deduction requirement, application of Federal Reserve Act Sections 23A and 23B transactions with affiliates rules and a requirement that the bank be well-capitalized.

LOANS-TO-ONE BORROWER RESTRICTION

    Under FIRREA, all loans to a single borrower or to related borrowers are generally limited to 15% of an institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. In addition, institutions which meet their fully phased-in capital requirements are permitted under FIRREA to make loans to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the institution's unimpaired capital and unimpaired surplus, subject to certain conditions and other limitations. The OTS applies a definition of unimpaired capital and unimpaired surplus in determining the maximum loans-to-one borrower permitted for thrift institutions which is generally the same as the definition employed by the OCC. All of the TCF Banks are in compliance with applicable loans-to-one borrower limitations. Such limitations are not expected to have a material effect on TCF's lending activities.

CLASSIFICATION OF ASSETS

    Under OTS rules, an asset is classified substandard when it has a well-defined weakness or weaknesses. A substandard asset is one that is inadequately protected by the net worth or paying capacity of the obligor or by the collateral, if any. An asset is classified doubtful where some loss seems very likely but there is still sufficient uncertainty to permit the asset to remain on the books at its full value. The possibility of a loss on an asset classified doubtful is high, but because of important and reasonably specific pending factors which may work to the strengthening of the asset, its classification as loss is deferred until its more exact status may be determined. An asset, or a portion thereof, is classified as loss when it is considered uncollectible and of such little value that continuance as an asset without establishment of a specific reserve is not warranted. Assets that do not warrant classification as substandard, doubtful or loss, but possess credit deficiencies or potential weaknesses deserving management's close attention are classified as special mention. Classification of assets rules are similar for institutions regulated by the OCC.

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

FUTURE LEGISLATIVE AND REGULATORY CHANGE; LITIGATION AND ENFORCEMENT ACTIVITY

    There are a number of respects in which future legislative or regulatory change, or changes in enforcement practices or court rulings, could adversely affect TCF, and it is generally not possible to predict when or if such changes may have an impact on TCF.

    Legislative proposals for tax reform have sought the elimination of certain tax benefits for single premium annuities, which, if adopted, could impair TCF's ability to market annuity products. Recent legislation has limited the role of private lenders in education loans. Financial institutions have also increasingly been the subject of private class action lawsuits challenging escrow account practices, private mortgage insurance requirements, the use of loan brokers and other practices, and TCF expects this trend will continue.

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

OTHER LAWS AND REGULATIONS

    TCF is subject to a wide array of other laws and regulations, both federal and state, including, but not limited to, usury laws, the CRA and regulations thereunder, the Equal Credit Opportunity Act and Regulation B, Regulation E Electronic Funds transfer requirements, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X. TCF is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans made by lenders or on real estate that is owned by lenders following a foreclosure or otherwise. Although TCF's lending procedures include measures designed to limit lender liability for hazardous waste clean-up or other related liability, TCF has engaged in significant commercial lending activity, and lenders may be held liable for clean up costs relating to hazardous wastes under certain circumstances.


                                       TAXATION

FEDERAL TAXATION

Bad Debt Reserves

    TCF files consolidated federal income tax returns. TCF has been an accrual basis taxpayer since January 1, 1987. Thrift institutions, such as the TCF Banks, are subject to federal income tax under the Internal Revenue Code of 1986

(the "Code") in the same general manner as other corporations. Prior to 1996, savings institutions were subject to special bad debt reserve rules and certain other rules. During this period of time, a savings institution that held 60% or more of its assets in "qualifying assets" (as defined in the Code) was permitted to maintain reserves for bad debts and to make annual additions to such reserves that qualified as deductions from taxable income. All of the TCF Banks were in compliance with this requirement.

    A qualifying thrift institution could elect annually to compute its allowable additions to bad debt reserves under either the percentage of taxable income method or the experience method. The percentage of taxable income method of calculating bad debt reserves limited the applicable percentage deduction to 8% of taxable income and could not cause the reserves to exceed 6% of qualifying loans at the end of the taxable year. TCF Minnesota and TCF Illinois used the percentage of taxable income method to calculate additions to the tax bad debt reserves in 1995. Great Lakes and TCF Wisconsin used the experience method to calculate additions to tax bad debt reserves in 1995.

    Beginning in 1996, the favorable bad debt method described above was repealed putting savings institutions on the same tax bad debt method as commercial banks. This legislation requires recapture of the amount of the tax bad debt reserves to the extent that they exceed the adjusted base year reserve ("the applicable excess reserves"). The applicable excess reserves are recaptured over a six-year period. This recapture period can be deferred for a period of up to two years to the extent that a certain residential lending test is met. TCF has previously provided taxes for the applicable excess reserves.

IRS Audit History

    The consolidated tax returns for the years ended 1992 through 1994 have been reviewed by the IRS.

    See "Financial Review -- Results of Operations - Income Taxes" on page 24,
Note 1 of Notes to Consolidated Financial Statements on pages 38 through 40 and
Note 13 of Notes to Consolidated Financial Statements on pages 51 and 52 of TCF's 1996 Annual Report, incorporated herein by reference, for additional information regarding TCF's income taxes.

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

    TCF and its subsidiaries that operate in Illinois are subject to Illinois state taxation. The Illinois corporate tax rate is 7.3%. Illinois corporate income or loss is apportioned in a similar manner to Minnesota. For all TCF entities operating in Illinois, except the TCF Banks and Consumer Finance Subsidiaries, the three-factor apportionment method is used. For the TCF Banks and Consumer Finance Subsidiaries, income is allocated using only the sales factor in accordance with Illinois financial organization tax law.

    TCF and its subsidiaries that operate in Wisconsin are subject to Wisconsin state taxation. The Wisconsin state tax rate is 7.9%, and is computed on a separate company basis. For all TCF entities operating in Wisconsin, except the TCF Banks, the three-factor apportionment method is used. For the TCF Banks, income is allocated using only the sales and payroll factors in accordance with Wisconsin financial organization tax law.

    TCF and its subsidiaries that operate in Michigan are subject to Michigan state taxation. The corporate tax rate in Michigan is 2.3% and is computed on taxable business activity in Michigan. For all TCF entities operating in Michigan, except for the TCF Banks, the three-factor apportionment method is used. For the TCF Banks, taxable business activity is allocated using only the sales factor in accordance with Michigan financial organization tax law.

    Currently, TCF and its subsidiaries file state tax returns in Arizona, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Mexico, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Wisconsin, and local tax returns in certain cities.

ITEM 2.  PROPERTIES

OFFICES

    At December 31, 1996, TCF owned the buildings and land for 108 of its bank branch offices, owned the buildings but leased the land for 6 of its bank branch offices and leased the remaining 82 bank branch offices. The properties related to the bank branch offices owned by TCF, including vacant land upon which permanent offices may be constructed, had a depreciated cost of approximately $80.7 million at December 31, 1996. At December 31, 1996, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $8.7 million. See Note 8 of Notes to Consolidated Financial Statements on page 46 of TCF's 1996 Annual Report, incorporated herein by reference.

    Leases for TCF's offices expire at various dates, with most leases expiring during the period from 1997 through 2005.

    The following table sets forth the net book value of the bank branch offices owned and leasehold improvements on bank branch properties leased by TCF at December 31, 1996:

                                                     AT DECEMBER 31, 1996
                                                     --------------------
                                                    (DOLLARS IN THOUSANDS)
    Offices in Minnesota:
       Minneapolis (home office)                              $ 8,978
       Minneapolis/St. Paul area (57 offices)                  22,474
       Greater Minnesota area (15 offices)                      3,133
                                                              -------
          Total Minnesota (73 offices)                         34,585
                                                              -------

    Offices in Illinois:
       Chicago area (22 offices)                                7,520
       Rockford area (6 offices)                                1,195
       Joliet area (3 offices)                                    557
                                                              -------
          Total Illinois (31 offices)                           9,272
                                                              -------

    Offices in Wisconsin:
       Milwaukee area (14 offices)                              7,163
       Southeast area (8 offices)                               5,958
       Fox Valley area (3 offices)                              1,898
       Madison area (2 offices)                                   321
                                                              -------
          Total Wisconsin (27 offices)                         15,340
                                                              -------

    Offices in Michigan:
       Ann Arbor (home office)                                  8,761
       Macomb/Oakland region (18 offices)                       4,954
       Northeast region (13 offices)                            3,561
       Southeast region (14 offices)                            3,462
       West region (11 offices)                                 3,339
                                                              -------
          Total Michigan (57 offices)                          24,077
                                                              -------

    Offices in Ohio (8 offices)                                 6,089
                                                              -------
          Total                                               $89,363
                                                              -------
                                                              -------

    In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $3.9 million at December 31, 1996.

COMPUTER EQUIPMENT

    TCF maintains depositor and borrower customer files on a batch and/or on-line basis, utilizing an IBM computer system. TCF's general ledger accounting and information reporting systems are generally maintained on the mainframe computer. The net book value of all computer equipment was $17.3 million at December 31, 1996. TCF also leases a variety of data processing equipment at a total annual rental of $1.7 million.


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

    On November 2, 1993, TCF Minnesota filed a complaint in the United States Court of Federal Claims seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. TCF Minnesota's claim is based on the government's breach of contract in connection with TCF Minnesota's acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which contracts allowed TCF Minnesota to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. Because TCF Minnesota's suit has been stayed pending final appellate resolution of another case addressing the government's liability for breach of supervisory goodwill contracts (the WINSTAR case, discussed below) the United States has not yet answered TCF Minnesota's complaint. TCF Minnesota's complaint involves approximately $80.3 million in supervisory goodwill.

    In August 1995, Great Lakes filed with the United States Court of Federal Claims a complaint seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. Great Lakes' claim is based on the government's breach of contract in connection with Great Lakes' acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which contracts allowed Great Lakes to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. The United States has not yet answered Great Lakes' complaint, as the Court has entered a stay of proceedings pending final appellate resolution of the WINSTAR case, discussed below. Great Lakes' complaint involves approximately $87.3 million in supervisory goodwill.

    On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the U.S. Court of Appeals for the Federal Circuit, which decision had affirmed Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 64 U.S.L.W. 4739 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings are now proceeding to trials before the Court of Federal Claims on the issue of damages. One of these trials commenced on February 24, 1997, and the other is currently scheduled to begin on June 2, 1997. In connection with the trials in those cases, the Court of Federal Claims in December of 1996 denied the government's motion seeking to preclude the plaintiffs in these cases from offering evidence regarding the scope and extent of any lost profits they suffered as a result of the government's breach.

    There are a variety of contracts and contract provisions in the TCF Minnesota and Great Lakes transactions. The government has indicated that it will have a number of affirmative defenses in goodwill litigation filed against it. There can be no assurance that the U.S. Supreme Court decision in WINSTAR will mean that a similar result would be obtained in the actions filed by TCF Minnesota and Great Lakes. There can also be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or Great Lakes or, even if a determination favorable to TCF Minnesota or Great Lakes is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota's or Great Lakes' claim. Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota's or Great Lakes' cases, and investors should not anticipate any recovery.


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

                                                                   DIVIDENDS
                                 HIGH            LOW               DECLARED
                               --------       --------             ---------
    1996:
       First Quarter           $38            $29  5/8              $.15625
       Second Quarter           37  3/4        32                    .1875
       Third Quarter            38  5/8        31  1/8               .1875
       Fourth Quarter           45  3/8        37  1/2               .1875

    1995:
       First Quarter           $21  5/8       $18 9/16              $.125
       Second Quarter           24 1/16        21  1/4               .15625
       Third Quarter            29  7/8        23  1/2               .15625
       Fourth Quarter           33  3/8        28  1/2               .15625


    As of March 7, 1997, there were approximately 9,000 record holders of TCF's common stock.

    The Board of Directors of TCF has not adopted a formal dividend policy.
The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from its direct subsidiaries, including TCF Minnesota and Great Lakes), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. OTS regulations limit the amount of dividends TCF Minnesota and Great Lakes may pay on its capital stock. OCC regulations will limit the amount of dividends the TCF Banks pay on their capital stock following the Bank Conversion. Restrictions on the ability of TCF Minnesota and Great Lakes to pay cash dividends or possible diminished earnings of the other direct and indirect subsidiaries of the Holding Company may limit the ability of the Holding Company to pay dividends in the future to holders of its common stock. See "REGULATION -- Regulatory Capital Requirements," "REGULATION -- Restrictions on Distributions" and Note 14 of Notes to Consolidated Financial Statements on pages 52 and 53 of TCF's 1996 Annual Report, incorporated herein by reference. Federal income tax rules may also limit dividend payments under certain circumstances. See "TAXATION," and Note 14 of Notes to Consolidated Financial Statements on pages 52 and 53 of TCF's 1996 Annual Report, incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

   The following table summarizes selected consolidated financial data of TCF and its subsidiaries, and should be read in conjunction with the Consolidated Financial Statements and related notes appearing on pages 32 through 65 of TCF's 1996 Annual Report, incorporated herein by reference.



                                                                  YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                            1996           1995           1994           1993           1992
                                          ---------      ---------      ---------      ---------      --------
OPERATING DATA:                                             (IN THOUSANDS, EXCEPT PER-SHARE DATA)
Interest income                           $582,861       $607,690       $552,482       $558,645       $630,442
Interest expense                           242,721        288,492        273,330        297,449        383,170
                                          --------       --------       --------       --------       --------
Net interest income                        340,140        319,198        279,152        261,196        247,272
Provision for credit losses                 19,820         15,212         10,802         35,118         40,663
                                          --------       --------       --------       --------       --------
   Net interest income after
      provision for credit losses          320,320        303,986        268,350        226,078        206,609
Gain on sale of loans                        5,443            -              -              -              -
Gain (loss) on sale of mortgage-
   backed securities and investments           -          (21,037)           -              -              832
Gain (loss) on sale of securities
   available for sale                           85           (190)           981         10,182          6,395
Gain on sale of loan servicing                 -            1,535          2,353            137            -
Gain on sale of branches                     2,747          1,103            -              -            5,199
Other non-interest income                  149,522        131,365        121,885        128,686        113,098
Provision for real estate losses               433          1,804          4,022         10,308         21,881
Amortization of goodwill and other
   intangibles                               3,167          3,163          3,282          2,981          3,854
FDIC special assessment                     34,803            -              -              -              -
Merger-related expenses                        -           21,733            -            5,494            -
Cancellation cost on early termination
   of interest-rate exchange contracts         -            4,423            -              -              -
Other non-interest expense                 302,667        286,210        269,680        254,175        238,504
                                          --------       --------       --------       --------       --------
   Income before income tax expense
      and extraordinary items              137,047         99,429        116,585         92,125         67,894
Income tax expense                          51,384         37,778         46,402         36,797         15,906
                                          --------       --------       --------       --------       --------
   Income before extraordinary items        85,663         61,651         70,183         55,328         51,988
Extraordinary items, net                       -             (963)           -             (157)           339
                                          --------       --------       --------       --------       --------
   Net income                               85,663         60,688         70,183         55,171         52,327
Dividends on preferred stock                   -              678          2,710          2,769          2,911
                                          --------       --------       --------       --------       --------
   Net income available to
      common shareholders                 $ 85,663       $ 60,010       $ 67,473       $ 52,402       $ 49,416
                                          --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------

Per common share:
   Income before extraordinary
      items                               $   2.42       $   1.71       $   1.95       $   1.53       $   1.51
   Extraordinary items                        -              (.03)          -              -               .01
                                          --------       --------       --------       --------       --------
   Net income                             $   2.42       $   1.68       $   1.95       $   1.53       $   1.52
                                          --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------

   Dividends declared                     $ .71875       $ .59375       $    .50       $ .34375       $  .2375
                                          --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------

Average common and common
   equivalent shares outstanding:
      Primary                               35,342         35,686         34,527         34,150         32,571
                                          --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------

      Fully diluted                         35,773         36,260         35,347         34,795         33,400
                                          --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------


                                                                         AT DECEMBER 31,
                                         --------------------------------------------------------------------
                                           1996            1995           1994          1993           1992
                                         --------        --------       --------      --------       --------
                                                            (IN THOUSANDS, EXCEPT PER-SHARE DATA)
FINANCIAL CONDITION DATA:
Total assets                           $7,090,862     $7,239,911     $7,845,588     $7,630,654     $7,774,537
Investments (1)                           442,103         64,345        283,104        299,432        356,918
Securities available for sale             999,554      1,201,490        138,430         10,003        399,006
Loans held for sale                       203,869        242,413        201,511        444,780        308,651
Mortgage-backed securities
   held to maturity                           -              -        1,601,200      1,751,916      1,670,164
Loans                                   4,995,962      5,277,101      5,118,381      4,665,567      4,516,982
Goodwill                                    9,897         11,503         13,355         14,549         16,446
Deposits                                4,977,630      5,191,552      5,399,718      5,695,928      5,683,130
Federal Home Loan Bank advances         1,141,040        893,587      1,354,663        945,492      1,018,725
Other borrowings                          352,778        547,857        530,332        467,875        599,900
Stockholders' equity                      549,506        527,675        475,469        428,065        375,495
Tangible net worth                        539,609        516,172        462,114        413,516        359,049
Book value per common share                 15.81          14.82          13.44          12.10          11.03
Tangible book value
   per common share                         15.53          14.50          13.04          11.67          10.51


                                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                    1996           1995            1994           1993         1992
                                                   ------          ------         ------        ------        ------
KEY RATIOS AND OTHER DATA:
Net interest margin                                  5.26%          4.61%          3.96%          3.69%          3.43%
Net interest rate spread during the period           4.71           4.16           3.65           3.44           3.25
Return on average assets                             1.24            .82            .93            .73            .68
Return on average realized common equity            16.13          12.70          15.94          13.95          15.67
Average total equity to average assets               7.70           6.59           5.95           5.28           4.39
Average interest-earning assets to average
   interest-bearing liabilities                    114.55         110.76         107.85         105.98         103.24
Common dividend payout ratio                        29.70%         35.34%         25.64%         22.47%         15.63%
Number of full service bank offices                   196            185            177            177            156

------------------------------------

(1) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity, securities purchased under resale agreements and FHLB stock.

    For additional information concerning yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and changes in net interest income, see "Financial Review -- Results of Operations - Net Interest Income" on pages 17 through 21 of TCF's 1996 Annual Report, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Financial Review on pages 17 through 31 of TCF's 1996 Annual Report, presenting management's discussion and analysis of TCF's financial condition and results of operations, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Quarterly Financial Data set forth on pages 32 through 67 of TCF's 1996 Annual Report are incorporated herein by reference. See Index to Consolidated Financial Statements on page 36 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers of TCF is set forth on pages 4 through 24 of TCF's definitive proxy statement dated March 17, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding compensation of directors and executive officers of TCF is set forth on pages 14 through 22 of TCF's definitive proxy statement dated March 17, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of TCF's common stock by TCF's directors, executive officers, and certain other shareholders is set forth on pages 11 through 13 of TCF's definitive proxy statement dated March 17, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between TCF and management is set forth on pages 18 and 24 of TCF's definitive proxy statement dated March 17, 1997 and is incorporated herein by reference.


                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

         1.   Financial Statements

                   See Index to Consolidated Financial Statements on page 36 of this report.

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

    (b)  REPORTS ON FORM 8-K

              A Current Report on Form 8-K, dated October 14, 1996, was filed in connection with the announcement of the impact on TCF of a one-time special assessment from the FDIC to recapitalize the SAIF. A Current Report on Form 8-K, dated January 27, 1997, was filed in connection with TCF's announcement that it has authorized the repurchase of up to 5% of the Company's outstanding shares through open market or privately negotiated transactions. A Current Report on Form 8-K, dated February 19, 1997, was filed in connection with TCF's execution of a letter of intent for the acquisition of Winthrop in a merger transaction structured as a tax-free stock-for-stock exchange. A Current Report on Form 8-K, dated March 5, 1997, was filed in connection with TCF's execution of a definitive agreement relating to its pending acquisition of Winthrop, and the formal rescission of TCF's stock repurchase program in connection with the pending acquisition of Winthrop. A Current Report on Form 8-K, dated March 21, 1997, was filed in connection with TCF's execution of a definitive agreement relating to its pending acquisition of Standard.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TCF FINANCIAL CORPORATION
                                       Registrant

                                       By    /s/ WILLIAM A. COOPER
                                         -------------------------
                                                William A. Cooper
                                             Chairman of the Board and
                                               Chief Executive Officer
Dated:  March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              NAME                TITLE                              DATE

/s/   WILLIAM A. COOPER           Chairman of the Board,
------------------------------       Chief Executive             March 28, 1997
      William A. Cooper              Officer and Director

/s/   THOMAS A. CUSICK            Vice Chairman of the Board,
------------------------------       Chief Operating             March 28, 1997
      Thomas A. Cusick               Officer and Director

/s/   ROBERT E. EVANS             Vice Chairman of the
------------------------------       Board and Director          March 28, 1997
      Robert E. Evans

/s/   LYNN A. NAGORSKE            President and Director         March 28, 1997
------------------------------
      Lynn A. Nagorske

/s/   ROBERT J. DELONIS           Chairman of the Board of Great Lakes
------------------------------       Bancorp and Director        March 28, 1997
      Robert J. Delonis

/s/   RONALD J. PALMER            Executive Vice President, Chief
------------------------------        Financial Officer and      March 28, 1997
      Ronald J. Palmer                Treasurer (Principal
                                      Financial Officer)

/s/   MARK R. LUND                Senior Vice President, Assistant
------------------------------        Treasurer and Controller   March 28, 1997
      Mark R. Lund                    (Principal Accounting Officer)

/s/   BRUCE G. ALLBRIGHT          Director                       March 28, 1997
------------------------------
      Bruce G. Allbright

/s/   RUDY E. BOSCHWITZ           Director                       March 28, 1997
------------------------------
      Rudy E. Boschwitz

/s/   JOHN M. EGGEMEYER, III      Director                       March 28, 1997
------------------------------
      John M. Eggemeyer, III

/s/   LUELLA G. GOLDBERG          Director                       March 28, 1997
------------------------------
      Luella G. Goldberg

/s/   DANIEL F. MAY               Director                       March 26, 1997
------------------------------
      Daniel F. May

/s/   THOMAS J. MCGOUGH           Director                       March 28, 1997
------------------------------
      Thomas J. McGough

/s/   MARK K. ROSENFELD           Director                       March 28, 1997
------------------------------
      Mark K. Rosenfeld

/s/   RALPH STRANGIS              Director                       March 28, 1997
-------------------------------
      Ralph Strangis

/s/   RONALD A. WARD              Director                       March 28, 1997
-------------------------------
      Ronald A. Ward

/s/   ROY E. WEBER                Director                       March 27, 1997
-------------------------------
      Roy E. Weber

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following consolidated financial statements of TCF and its subsidiaries, included in TCF's 1996 Annual Report, are incorporated herein by reference in this report:
                                                              PAGE
                                                              IN 1996
    DESCRIPTION                                           ANNUAL REPORT

    Independent Auditors' Report                                 65

    Consolidated Statements of Financial Condition at
      December 31, 1996 and 1995                                 32

    Consolidated Statements of Operations for each of
      the years in the three-year period ended
      December 31, 1996                                          33

    Consolidated Statements of Cash Flows for each of
      the years in the three-year period ended
      December 31, 1996                                          34

    Consolidated Statements of Stockholders' Equity
      for each of the years in the three-year period
      ended December 31, 1996                                    36

    Notes to Consolidated Financial Statements                   38

    Selected Quarterly Financial Data (unaudited)                66



                                INDEX TO EXHIBITS
  EXHIBIT                                                                  PAGE
   NO.                               DESCRIPTION                            NO.



   3(a)    Restated Certificate of Incorporation of TCF Financial
           Corporation, as amended [incorporated by reference to Exhibit 3(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

   3(b) Bylaws of TCF Financial Corporation, as amended [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

   4(a) Rights Agreement, dated as of May 23, 1989, between TCF Financial Corporation and Manufacturers Hanover Trust Company [incorporated by reference to Exhibit 1 to TCF Financial Corporation's Registration Statement on Form 8-A, No. 0-16431 (filed May 25, 1989)], as amended October 1, 1995 [incorporated by reference to Exhibit 4(a) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, No. 0-16431 (filed November 14,
           1995)]

   4(b)    Indenture dated March 1, 1986 between Great Lakes Federal
           Savings Association and J. Henry Schroder Bank & Trust Company [incorporated by reference to Exhibit 4.4 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-56137 (filed December 12, 1994)], as amended by First Supplemental Indenture dated February 8, 1995 [incorporated by reference to
           Exhibit 4(b) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

  EXHIBIT                                                                  PAGE
   NO.                               DESCRIPTION                            NO.

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

   10(b) TCF Financial 1995 Incentive Stock Program, as amended October 1, 1995 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431], as amended
           October 22, 1996..............................................

   10(c) Amended and Restated TCF Financial Corporation Executive Deferred Compensation Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 16, 1994, No. 0-16431], as amended July 23, 1996 and October
           22, 1996......................................................

   10(d) Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan, as amended [the Trust Agreement incorporated by reference to Exhibit 10(c) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 0-16431; amendment effective April 1, 1991, incorporated by reference to Exhibit 10(c) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431, and as further amended by amendment dated March 23, 1992, incorporated by reference to Exhibit 10(c) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, No. 0-16431], as amended July 23,
           1996..........................................................

   10(e) Employment Agreement of William A. Cooper, dated July 1, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, No. 0-16431], as amended March 1,
           1997..........................................................

   10(f) Change in Control Agreement of William A. Cooper, dated July 1, 1996 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, No. 0-16431]

   10(g) Severance Agreement of Thomas A. Cusick, dated August 22, 1988 [incorporated by reference to Exhibit 19(c) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431], amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(f) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431], and amendment dated October 24, 1995 [incorporated by reference to Exhibit 10(f) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

  EXHIBIT                                                                  PAGE
   NO.                               DESCRIPTION                            NO.

   10(h) Severance Agreement of William E. Dove, dated August 22, 1988 [incorporated by reference to Exhibit 19(d) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431], amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(g) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431], and amendment thereto dated October 24, 1995 [incorporated by reference to Exhibit 10(g) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

   10(i) Severance Agreement of Robert E. Evans, dated August 23, 1988 [incorporated by reference to Exhibit 19(e) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431], amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(h) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431], and amendment thereto dated October 24, 1995 [incorporated by reference to Exhibit 10(h) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

   10(j) Severance Agreement of Lynn A. Nagorske, dated August 22, 1988 [incorporated by reference to Exhibit 19(f) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431], amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(i) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431], and amendment thereto dated October 24, 1995 [incorporated by reference to Exhibit 10(i) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

   10(k) Severance Agreement of Gregory J. Pulles, dated August 23, 1988 [incorporated by reference to Exhibit 19(g) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431], amendment thereto dated December 4, 1990 [incorporated by reference to
           Exhibit 10(j) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431], and amendment thereto dated October 24, 1995 [incorporated by reference to Exhibit 10(j) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

   10(l) Severance Agreement of James E. Tuite, dated August 23, 1988 [incorporated by reference to Exhibit 19(i) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431], amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(l) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431], and amendment thereto dated October 24, 1995 [incorporated by reference to Exhibit 10(k) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

   10(m) Severance Agreement of Barry N. Winslow, dated December 30, 1988 and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431], and amendment thereto dated October 24, 1995 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

  EXHIBIT                                                                  PAGE
   NO.                               DESCRIPTION                            NO.

   10(n) Supplemental Employee Retirement Plan, as amended [the Plan, as amended by amendment dated September 21, 1989 (effective January 1, 1990) incorporated by reference to Exhibit 10(n) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 0-16431; amendment dated July 31, 1990 (effective August 31, 1990) incorporated by reference to Exhibit 10(o) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431; amendment dated June 26, 1994 incorporated by reference to Exhibit 10(n) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, No. 0-16431], as amended October 22,
           1996..........................................................

   10(o) Trust Agreement for TCF Financial Corporation Supplemental Employee Retirement Plan, dated August 21, 1991 [incorporated by reference to Exhibit 10.16 to TCF Financial Corporation's Registration Statement on Form S-2, filed November 15, 1991, No. 33-43988]

   10(p) TCF Financial Corporation Senior Officer Deferred Compensation Plan [the Plan incorporated by reference to Exhibit 10(o) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 0-16431; amendment effective April 1, 1991, incorporated by reference to Exhibit 10(p) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431; amendments dated June 26, 1994, December 18, 1994 and January 23, 1995 incorporated by reference to Exhibit 10(p) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, No. 0-16431], as amended
           July 23, 1996 and October 22, 1996............................

   10(q) Trust Agreement for TCF Financial Corporation Senior Officer Deferred Compensation Plan [incorporated by reference to
           Exhibit 10(p) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 0-16431; amendment effective April 1, 1991, incorporated by reference to Exhibit 10(q) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431; amendment dated December 18, 1994 incorporated by reference to Exhibit 10(q) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, No. 0-16431], as amended July 23,
           1996..........................................................

   10(r) Directors Stock Program [incorporated by reference to Program filed with registrant's definitive proxy statement dated March 22, 1996, No. 0-16431]

   10(s) Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 16, 1994, No. 0-16431] and 1995 Plan
           Acknowledgment [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

   10(t)   1996 Performance-Based Incentive Policy [incorporated by

           reference to Policy filed with registrant's definitive proxy statement dated March 22, 1996, No. 0-16431], 1996 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431] Incentive Compensation 1997 Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 17, 1997, No.
           0-16431] and 1997 Management Incentive Plan-Executive..........

   10(u) Supplemental Pension Agreement with James E. Tuite, dated June 27, 1991 [incorporated by reference to Exhibit 10.21 to TCF
           Financial Corporation's Registration Statement on Form   S-4,
           No. 33-57290 (filed January 22, 1993)]

  EXHIBIT                                                                  PAGE
   NO.                               DESCRIPTION                            NO.

   10(v) Supplemental Pension Agreement with Robert E. Evans, dated July 9, 1991 [incorporated by reference to Exhibit 10.22 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-57290 (filed January 22, 1993)]

   10(w) Employment Agreement of Robert J. Delonis, dated February 9, 1995 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation's Annual Report on Form 10-K, No. 0-16431 (filed March 30, 1995)], as amended December 18, 1995 [incorporated by reference to Exhibit 10(w) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

   10(x) TCF Directors Deferred Compensation Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 15, 1995, No. 0-16431], as amended
           October 22, 1996..............................................

   10(y)   TCF Directors Retirement Plan dated October 24, 1995
           [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

    11     Statement regarding computation of earnings per common share..

    12     TCF Financial Corporation 1996 Annual Report..................

    21     Subsidiaries of TCF Financial Corporation (as of March 14,
           1997).........................................................

    24     Consent of KPMG Peat Marwick LLP dated March 28, 1997.........