Form 10-Q
period 1997-03-31
TCF FINANCIAL CORP
filed 1997-05-15
CIK 814184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 1997

                                       or

             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                               ------------------

                                 Commission File
                                   No. 0-16431
                               ------------------


                            TCF FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                   41-1591444
-----------------------------------        ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)



               801 Marquette Avenue, Minneapolis, Minnesota 55402
              -----------------------------------------------------
              (Address and Zip Code of principal executive offices)


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

                Yes    X                       No
                    -------                       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
       Class                                      April 30, 1997
------------------------------                   -----------------------------
Common Stock, $.01 par value                      34,612,658 shares

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                          Pages
                                                                        -----

         Item 1.  Financial Statements


            Consolidated Statements of Financial Condition
              at March 31, 1997 and December 31, 1996. . . . . . . . .     3


            Consolidated Statements of Operations for the
              Three Months Ended March 31, 1997 and 1996 . . . . . . .     4


            Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1997 and 1996 . . . . . . .     5


            Consolidated Statements of Stockholders' Equity for
              the Year Ended December 31, 1996 and for the
              Three Months Ended March 31, 1997. . . . . . . . . . . .     6


            Notes to Consolidated Financial Statements . . . . . . . .     7


         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations for the Three
                    Months Ended March 31, 1997 and 1996 . . . . . . .     9-23

            Supplementary Information. . . . . . . . . . . . . . . . .    24-25


Part II.  Other Information

         Items 1-6 . . . . . . . . . . . . . . . . . . . . . . . . . .    26-28


Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29


Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .     30

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  Financial Statements

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per-share data)
                                   (Unaudited)



                                                                            At                 At
                                                                         March 31,        December 31,
                                                                            1997               1996
                                                                         ----------       ----------
                                                 ASSETS

Cash and due from banks                                               $  187,103          $  238,670
Interest-bearing deposits with banks                                       1,793             372,132
U.S. Government and other marketable securities
   held to maturity (fair value of $3,918 and $3,910)                      3,918               3,910
Federal Home Loan Bank stock, at cost                                     50,810              66,061
Securities available for sale (amortized cost of $1,249,907
   and $995,352)                                                       1,242,457             999,554
Loans held for sale                                                      199,154             203,869
Loans:
   Residential real estate                                             2,215,775           2,261,237
   Commercial real estate                                                848,340             861,056
   Commercial business                                                   190,491             156,712
   Consumer                                                            1,852,771           1,801,066
   Unearned discounts and deferred fees                                  (78,636)            (84,109)
                                                                      ----------          ----------
        Total loans                                                    5,028,741           4,995,962
        Allowance for loan losses                                        (71,475)            (70,749)
                                                                      ----------          ----------
             Net loans                                                 4,957,266           4,925,213
Premises and equipment                                                   137,559             128,743
Real estate:
   Total real estate                                                      16,696              16,898
   Allowance for real estate losses                                       (1,137)             (1,127)
                                                                      ----------          ----------
        Net real estate                                                   15,559              15,771
Accrued interest receivable                                               44,050              42,173
Goodwill                                                                  25,052               9,897
Deposit base intangibles                                                  13,501              10,843
Mortgage servicing rights                                                 16,561              17,360
Other assets                                                              69,336              56,666
                                                                      ----------          ----------
                                                                      $6,964,119          $7,090,862
                                                                      ----------          ----------
                                                                      ----------          ----------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Checking                                                           $1,294,916          $1,212,771
   Passbook and statement                                                863,778             783,026
   Money market                                                          653,813             631,922
   Certificates                                                        2,479,387           2,349,911
                                                                      ----------          ----------
        Total deposits                                                 5,291,894           4,977,630
                                                                      ----------          ----------
Securities sold under repurchase agreements                              328,977             293,732
Federal Home Loan Bank advances                                          630,307           1,141,040
Subordinated debt                                                         13,392              13,397
Collateralized obligations                                                40,374              40,505
Other borrowings                                                          28,325               5,144
                                                                      ----------          ----------
        Total borrowings                                               1,041,375           1,493,818
Accrued interest payable                                                  18,905              18,943
Accrued expenses and other liabilities                                    70,076              50,965
                                                                      ----------          ----------
        Total liabilities                                              6,422,250           6,541,356
                                                                      ----------          ----------
Stockholders' equity:
   Preferred stock, par value $.01 per share, 30,000,000
        shares authorized; none issued and outstanding                         -                   -
   Common stock, par value $.01 per share, 70,000,000 shares
        authorized; 35,949,238 and 35,942,123 shares issued                  359                 359
   Additional paid-in capital                                            253,186             251,536
   Unamortized deferred compensation                                     (22,128)             (7,693)
   Retained earnings, subject to certain restrictions                    366,655             344,205
   Loan to Executive Deferred Compensation Plan                              (52)                (68)
   Unrealized gain (loss) on securities available for sale, net           (4,515)              2,376
   Treasury stock, at cost, 1,352,027 and 1,185,018 shares               (51,636)            (41,209)
                                                                      ----------          ----------
   Total stockholders' equity                                            541,869             549,506
                                                                      ----------          ----------
                                                                      $6,964,119          $7,090,862
                                                                      ----------          ----------
                                                                      ----------          ----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                             Three Months Ended
                                                                                    March 31,
                                                                        -----------------------------
                                                                           1997                1996
                                                                        ----------         ----------
Interest income:
   Loans                                                                $119,077            $122,850
   Loans held for sale                                                     3,513               4,574
   Securities available for sale                                          21,383              20,351
   Investments                                                             1,163               1,118
                                                                      ----------          ----------
     Total interest income                                               145,136             148,893
                                                                      ----------          ----------
Interest expense:
   Deposits                                                               42,158              44,696
   Borrowings                                                             16,960              19,743
                                                                      ----------          ----------
     Total interest expense                                               59,118              64,439
                                                                      ----------          ----------
       Net interest income                                                86,018              84,454
Provision for credit losses                                                1,090               2,802
                                                                      ----------          ----------
     Net interest income after provision for credit losses                84,928              81,652
                                                                      ----------          ----------
Non-interest income
   Fee and service charge revenues                                        25,638              22,600
   ATM network revenues                                                    3,536               2,512
   Title insurance revenues                                                2,749               3,587
   Commissions on sales of annuities                                       1,934               2,169
   Gain on sale of loans held for sale                                       877               1,483
   Gain on sale of securities available for sale                           1,369                  85
   Gain on sale of loan servicing                                          1,622                   -
   Gain on sale of branches                                                  -                 1,245
   Other                                                                   2,656               2,148
                                                                      ----------          ----------
     Total non-interest income                                            40,381              35,829
                                                                      ----------          ----------
Non-interest expense:
   Compensation and employee benefits                                     39,716              36,434
   Occupancy and equipment                                                13,578              12,837
   Advertising and promotions                                              4,929               4,732
   Federal deposit insurance premiums and assessments                      1,071               3,161
   Amortization of goodwill and other intangibles                          1,095                 795
   Provision for real estate losses                                           98                 448
   Other                                                                  17,441              17,399
                                                                      ----------          ----------
     Total non-interest expense                                           77,928              75,806
                                                                      ----------          ----------
       Income before income tax expense                                   47,381              41,675
Income tax expense                                                        18,450              15,388
                                                                      ----------          ----------
   Net income                                                           $ 28,931            $ 26,287
                                                                      ----------          ----------
                                                                      ----------          ----------
Per common share:
   Net income                                                           $    .83            $    .73
                                                                      ----------          ----------
                                                                      ----------          ----------
   Dividends declared                                                   $  .1875            $ .15625
                                                                      ----------          ----------
                                                                      ----------          ----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                             March 31,
                                                                 ------------------------------
                                                                      1997                1996
                                                                 ----------          ----------
Cash flows from operating activities:
  Net income                                                     $   28,931          $   26,287
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                   5,328               4,664
      Amortization of goodwill and other intangibles                  1,095                 795
      Amortization of fees, discounts and premiums                      200                 (45)
      Proceeds from sales of loans held for sale                    124,739             241,664
      Principal collected on loans held for sale                      2,594               2,908
      Originations and purchases of loans held for sale            (122,679)           (225,894)
      Net (increase) decrease in other assets and
        liabilities, and accrued interest                             9,950              (5,268)
      Provisions for credit and real estate losses                    1,188               3,250
      Gain on sale of securities available for sale                  (1,369)                (85)
      Gain on sale of loan servicing                                 (1,622)                  -
      Gain on sale of branches                                            -              (1,245)
      Other, net                                                        666                (841)
                                                                 ----------          ----------
        Total adjustments                                            20,090              19,903
                                                                 ----------          ----------
          Net cash provided by operating activities                  49,021              46,190
                                                                 ----------          ----------

Cash flows from investing activities:
  Principal collected on loans                                      379,090             475,932
  Loan originations                                                (385,826)           (403,645)
  Net decrease in interest-bearing deposits with banks              370,339                  82
  Proceeds from sales of securities available for sale              154,079              16,630
  Proceeds from maturities of and principal collected on
    securities available for sale                                    40,086              49,614
  Purchase of securities available for sale                        (364,536)                  -
  Proceeds from redemption of FHLB stock                             15,251               6,902
  Net decrease in short-term federal funds sold                      45,000                   -
  Proceeds from sales of real estate                                  4,544               8,392
  Proceeds from sales of loan servicing                                 457                   -
  Purchases of premises and equipment                                (5,046)             (3,847)
  Acquisition of BOC Financial Corporation,
    net of cash acquired                                            (24,093)                  -
  Sales of deposits, net of cash paid                                     -             (24,198)
  Other, net                                                          2,683                 391
                                                                 ----------          ----------
    Net cash provided by investing activities                       232,028             126,253
                                                                 ----------          ----------

Cash flows from financing activities:
  Net increase (decrease) in deposits                               148,606             (16,323)
  Proceeds from securities sold under repurchase agreements
    and federal funds purchased                                   2,788,088           3,585,402
  Payments on securities sold under repurchase agreements
    and federal funds purchased                                  (2,752,843)         (3,670,570)
  Proceeds from FHLB advances                                       156,770             307,517
  Payments on FHLB advances                                        (667,503)           (369,519)
  Proceeds from other borrowings                                     87,250              85,262
  Payments on collateralized obligations and other borrowings       (64,249)           (110,608)
  Repurchases of common stock                                       (27,316)             (1,401)
  Other, net                                                         (1,419)              2,362
                                                                 ----------          ----------
    Net cash used by financing activities                          (332,616)           (187,878)
                                                                 ----------          ----------

Net decrease in cash and due from banks                             (51,567)            (15,435)
Cash and due from banks at beginning of period                      238,670             233,619
                                                                 ----------          ----------

Cash and due from banks at end of period                        $   187,103         $   218,184
                                                                 ----------          ----------
                                                                 ----------          ----------

Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest on deposits and borrowings                         $    59,930         $    64,079
                                                                 ----------          ----------
                                                                 ----------          ----------
    Income taxes                                                $     4,161         $    19,461
                                                                 ----------          ----------
                                                                 ----------          ----------




See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                      Unrealized
                                                                                            Loan to     Gain
                                                                      Unamor-              Executive  (Loss) on
                                                                      tized                 Deferred Securities
                                                       Additional    Deferred                Compen-  Available
                             Number of Common Common     Paid-in     Compen-      Retained   sation   for Sale, Treasury
                               Shares Issued   Stock     Capital      sation       Earnings   Plan      Net      Stock     Total

                                  ---------- --------    --------    ---------     --------  -------  -------- ---------   --------
Balance, December 31, 1995        35,604,531     $356    $243,122     $(11,195)    $283,821    $(131)  $11,702    $    -   $527,675
Net income                                 -        -           -            -       85,663        -         -         -     85,663
Dividends on common stock                  -        -           -            -      (25,279)       -         -         -    (25,279)
Purchase of 1,190,068 shares to
  be held in treasury                      -        -           -            -            -        -         -   (41,382)   (41,382)
Issuance of 36,400 shares of
  restricted stock, of which
  3,000 shares were from
  treasury                            33,400        -       4,520       (4,609)           -        -         -       102         13
Grant of 2,050 shares of
  restricted stock to outside
  directors from treasury                  -        -         295         (366)           -        -         -        71          -
Cancellation of shares of
  restricted stock                   (23,200)       -        (636)         574            -        -         -         -        (62)
Amortization of deferred
  compensation                             -        -           -        7,903            -        -         -         -      7,903
Exercise of stock options            320,176        3       4,112            -            -        -         -         -      4,115
Issuance of common stock on
  conversion of convertible
  debentures                           7,216        -         123            -            -        -         -         -        123
Payments on loan to Executive
  Deferred Compensation Plan               -        -           -            -            -       63         -         -         63
Change in unrealized gain (loss)
  on securities available for
  sale, net                                -        -           -            -            -        -    (9,326)        -     (9,326)
                                  ---------- --------    --------    ---------     --------  -------  -------- ---------   --------
Balance, December 31, 1996        35,942,123      359     251,536       (7,693)     344,205      (68)    2,376   (41,209)   549,506
Net income                                 -        -           -            -       28,931        -         -         -     28,931
Dividends on common stock                  -        -           -            -       (6,481)       -         -         -     (6,481)
Purchase of 647,900 shares to
  be held in treasury                      -        -           -            -            -        -         -   (27,316)   (27,316)
Issuance of 420,400 shares of
  restricted stock from
  treasury                                 -        -       1,564      (16,190)           -        -         -    14,626          -
Grant of 11,992 shares of
  restricted stock to outside
  directors from treasury                  -        -          72         (491)           -        -         -       419          -
Issuance of 27,199 shares of
  treasury stock to employee
  benefit plans                            -        -         190            -            -        -         -     1,038      1,228
Amortization of deferred
  compensation                             -        -           -        2,246            -        -         -         -      2,246
Exercise of stock options, of
  which 21,300 shares were
  from treasury                        6,822        -        (181)           -            -        -         -       806        625
Issuance of common stock on
  conversion of convertible
  debentures                             293        -           5            -            -        -         -         -          5
Payments on loan to Executive
  Deferred Compensation Plan               -        -           -            -            -       16         -         -         16
Change in unrealized gain (loss)
  on securities available for
  sale, net                                -        -           -            -            -        -    (6,891)        -     (6,891)
                                  ---------- --------    --------    ---------     --------  -------  -------- ---------   --------
Balance, March 31, 1997           35,949,238     $359    $253,186     $(22,128)    $366,655    $ (52)  $(4,515) $(51,636)  $541,869
                                  ---------- --------    --------    ---------     --------  -------  -------- ---------   --------
                                  ---------- --------    --------    ---------     --------  -------  -------- ---------   --------


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.
     The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation ("TCF" or the "Company"), which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1996 and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. For consolidated statements of cash flows purposes, cash and cash equivalents include cash and due from banks.

(2)  NATIONAL BANK CONVERSION

     On April 7, 1997, TCF completed the conversion of its savings bank subsidiaries to national banks and TCF became a national bank holding company. In connection with the national bank conversions, TCF chartered a new national bank subsidiary, Great Lakes National Bank Ohio ("Great Lakes Ohio"). TCF now operates five national bank subsidiaries: TCF National Bank Minnesota, TCF National Bank Illinois, TCF National Bank Wisconsin, Great Lakes National Bank Michigan and Great Lakes Ohio.

(3)  EARNINGS PER COMMON SHARE

     The weighted average number of common and common equivalent shares outstanding used to compute earnings per common share were 34,796,917 and 35,986,216 for the three months ended March 31, 1997 and 1996, respectively.

(4)  ACQUISITION

     On January 16, 1997, TCF completed its purchase of BOC Financial Corporation ("BOC"), an Illinois-based bank holding company with $183.1 million in assets and $168 million in deposits. BOC is the parent company of the Bank of Chicago, s.b., which operates three branch offices in the Chicago area. TCF accounted for the acquisition using the purchase method of accounting.

(5)  PENDING ACQUISITIONS

     On February 28, 1997, TCF and Winthrop Resources Corporation ("Winthrop") signed a definitive merger agreement for TCF to acquire Winthrop in a tax-free stock-for-stock exchange. Winthrop, with leased assets of $348 million, specializes in leasing high-tech and business equipment. The merger is subject to approval by TCF's and Winthrop's stockholders and by various regulatory agencies, and treatment of the transaction as a pooling of interests for accounting purposes, among other conditions. The merger is expected to be completed in the first half of 1997.

     On March 17, 1997, TCF and Standard Financial, Inc. ("Standard") signed a definitive merger agreement for TCF to acquire Standard. Standard is a community-oriented thrift institution with $2.5 billion in assets and 14 full-service offices on the southwest side of Chicago and in the nearby southwestern and western suburbs. The transaction will be structured as a cash election merger in which holders of Standard's common stock will have the right to choose either cash or TCF common stock, or a combination of the two. The transaction will be a tax-free exchange for Standard's stockholders to the extent they receive shares of TCF common stock. The merger is subject to approval by Standard's stockholders, and required regulatory filings and approvals, among other conditions. The merger is expected to close in the third quarter of 1997 and be accounted for as a purchase transaction.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

           Item 2. - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

TCF reported record net income of $28.9 million, or 83 cents per common share, for the first quarter of 1997, compared with $26.3 million, or 73 cents per common share, for the same 1996 period. Cash earnings per common share, which exclude amortization of goodwill and deposit base intangibles, were 86 cents per common share for the 1997 first quarter, up 14.7% from 75 cents per common share for the first quarter of 1996. Return on average assets was a record 1.67% for the first quarter of 1997, compared with 1.48% for the same 1996 period. Return on average realized common equity was 21.49% for the first three months of 1997, compared with 19.97% for the first quarter of 1996.

In recent years, significant new federal legislation has imposed numerous new legal and regulatory requirements on financial institutions. In addition to the uncertainties posed by possible legislative change, there are many other uncertainties that may make TCF's historical performance an unreliable indicator of its future performance, and forward-looking information, including projections of future performance, is subject to numerous possible adverse developments, including but not limited to the possibility of adverse economic developments which may increase default and delinquency risks in TCF's loan portfolios; shifts in interest rates which may result in shrinking interest margins; deposit outflows; interest rates on competing investments; demand for financial services and loan products; increases generally in competitive pressure in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the Federal government; changes in the quality or composition of TCF's loan and investment portfolios; or other significant uncertainties.

TCF's pending acquisitions are subject to additional uncertainties, including the possibility that the transactions may not be completed or, if completed, the possible failure to fully realize or realize within the expected time frame expected cost savings from the transactions; lower than expected income or revenues following the transactions, or higher than expected operating costs; business disruption relating to the transactions (both before and after completion); greater than expected costs or difficulties related to the integration of the management of the acquired companies with that of TCF; litigation costs and delays caused by litigation; higher than expected costs in completing the acquisitions or unanticipated regulatory delays or constraints or changes in the proposed transactions imposed by regulatory authorities; declines in TCF's common stock price which permit the acquired company to elect not to proceed with the transaction; and other unanticipated occurrences which may delay consummation of the transactions, increase the costs related to the transactions or decrease the expected financial benefits of the transactions.

NET INTEREST INCOME

Net interest income for the first quarter of 1997 was a record $86 million, up
1.9%   from $84.5 million for the first quarter of 1996.  The net interest margin for the first quarter of 1997 was 5.31%, up from 5.06% for the same 1996 period. TCF's net interest income and net interest margin increased primarily due to the growth of higher-yielding consumer loans and lower-cost retail deposits. Changes in net interest income are dependent upon the movement of interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. TCF's net interest margin for the fourth quarter of 1996 was 5.36%, unchanged from the third quarter of 1996. Maintaining net interest margin growth is dependent on TCF's ability to generate higher yielding assets and lower-cost retail deposits. TCF's net interest margin for the first quarter of 1997 was negatively affected by the acquisition of BOC and by the changing asset mix of TCF's consumer finance subsidiaries, with greater emphasis on home equity loans and less emphasis on automobile loans. Home equity loans generally have lower interest rates and lower delinquency and charge-off rates than automobile loans. In addition, competition for checking, savings and money market deposits, an important source of lower cost funds for TCF, has intensified among depository and other financial institutions. TCF may experience additional compression in its net interest margin if the rates paid on deposits increase. See "Asset/Liability Management - Interest-Rate Risk" and "Financial Condition - Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the first quarter of 1997 as compared to the same period last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                                                   Three Months Ended
                                                                     March 31, 1997
                                                                 Versus Same Period in 1996
                                                   -------------------------------------------------
                                                                 Increase (Decrease) Due to
                                                   -------------------------------------------------
(In thousands)                                      Volume                Rate                Total
                                                   ---------           ---------           ---------
Securities available for sale                      $     859           $     173           $   1,032
                                                   ---------           ---------           ---------
Loans held for sale                                   (1,006)                (55)             (1,061)
                                                   ---------           ---------           ---------
Loans:
  Residential real estate                             (6,220)               (568)             (6,788)
  Commercial real estate                              (2,227)                 24              (2,203)
  Commercial business                                    264                  83                 347
  Consumer                                             6,744              (1,873)              4,871
                                                   ---------           ---------           ---------
    Total loans                                       (1,439)             (2,334)             (3,773)
                                                   ---------           ---------           ---------
Investments:
  Interest-bearing deposits with banks                   123                  (3)                120
  Federal funds sold                                      21                  (2)                 19
  U.S. Government and other marketable
    securities held to maturity                            2                   -                   2
  FHLB stock                                             (90)                 (6)                (96)
                                                   ---------           ---------           ---------
    Total investments                                     56                 (11)                 45
                                                   ---------           ---------           ---------
      Total interest income                           (1,530)             (2,227)             (3,757)
                                                   ---------           ---------           ---------
Deposits:
  Checking                                                 1                 (47)                (46)
  Passbook and statement                                 (49)                 40                  (9)
  Money market                                           103                  43                 146
  Certificates                                        (1,619)             (1,010)             (2,629)
                                                   ---------           ---------           ---------
    Total deposits                                    (1,564)               (974)             (2,538)
                                                   ---------           ---------           ---------
Borrowings:
  Securities sold under repurchase agreements         (1,781)                 70              (1,711)
  FHLB advances                                       (1,319)                450                (869)
  Subordinated debt                                       (3)                (11)                (14)
  Collateralized obligations                             (13)                (19)                (32)
  Other borrowings                                      (137)                (20)               (157)
                                                   ---------           ---------           ---------
    Total borrowings                                  (3,253)                470              (2,783)
                                                   ---------           ---------           ---------
      Total interest expense                          (4,817)               (504)             (5,321)
                                                   ---------           ---------           ---------
Net interest income                                $   3,287            $ (1,723)          $   1,564
                                                   ---------           ---------           ---------
                                                   ---------           ---------           ---------

PROVISIONS FOR CREDIT LOSSES

TCF provided $1.1 million for credit losses in the first quarter of 1997, compared with $2.8 million for the same prior-year period. At March 31, 1997, the allowances for loan and real estate losses and industrial revenue bond
reserves totaled $74.2      million, compared with $73.5 million at year-end
1996. See "Financial Condition - Allowances for Loan and Real Estate Losses and Industrial Revenue Bond Reserves."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. Excluding the 1996 gain on sale of branches, non-interest income increased $5.8 million, or 16.8%, to $40.4 million for the first quarter of 1997, compared with $34.6 million for the same period in 1996. The increase was primarily due to increases in fee and service charge revenues, automated teller machine ("ATM") network revenues, gains on sale of securities available for sale and mortgage banking revenues.

Fee and service charge revenues totaled $25.6 million for the first quarter of 1997, a 13.4% increase from $22.6 million for the same 1996 period. The increase is primarily due to expanded retail banking activities.

ATM network revenues totaled $3.5 million for the first quarter of 1997, a 40.8% increase from $2.5 million for the same 1996 period. This increase reflects TCF's efforts to provide banking services through its ATM network. TCF expanded its network of ATMs to 949 at March 31, 1997, installing 32 ATMs during the first quarter of 1997. The Company anticipates installing additional ATMs during the remainder of 1997.

Title insurance revenues totaled $2.7 million during the first quarter of 1997, compared with $3.6 million for the first quarter of 1996. Title insurance revenues in 1996 were positively affected by an industry-wide increase in residential real estate loan originations and refinancing activities. Title insurance revenues are cyclical in nature and are largely dependent on the level of residential real estate loan originations and refinancings.

Gains on sales of loans held for sale totaled $877,000 during the first quarter of 1997, compared with $1.5 million during the same period in 1996. Gains on sales of securities available for sale totaled $1.4 million during the first quarter of 1997, an increase of $1.3 million from the $85,000 recognized during
the same period in 1996.   Gains or losses on sales of loans held for sale and
securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

Results for the first quarter of 1997 include a pretax gain of $1.6 million on the sale of $150 million of third-party loan servicing rights. TCF periodically sells loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $4.5 billion at March 31, 1997, unchanged from December 31, 1996.

During the first quarter of 1996, TCF recognized a $1.2 million gain on the sale of two Michigan branches.

NON-INTEREST EXPENSE

Non-interest expense totaled $77.9 million for the first quarter of 1997, up 2.8% from $75.8 million for the same 1996 period. Compensation and employee benefits expense totaled $39.7 million for the 1997 first quarter, compared with $36.4 million for the same period in 1996. The increased expenses in 1997 were primarily due to costs associated with expanded retail banking activities.

Federal deposit insurance premiums and assessments totaled $1.1 million for the first quarter of 1997, compared with $3.2 million for the same period in 1996. The decrease reflects a reduction, effective January 1, 1997, in the rate charged to TCF by the Federal Deposit Insurance Corporation for federal deposit insurance premiums from 23 basis points to 6.50 basis points as a result of Federal legislation enacted on September 30, 1996 to recapitalize the Savings Association Insurance Fund.

Amortization of goodwill and other intangibles totaled $1.1 million for the first quarter of 1997, compared with $795,000 for the same 1996 period. The increase is due to the amortization of goodwill and deposit base intangibles resulting from the acquisition of BOC.

INCOME TAXES

TCF recorded income tax expense of $18.5 million, or 38.9% of income before income tax expense, for the first quarter of 1997, compared with $15.4 million, or 36.9%, for the same 1996 period. The higher rate in 1997 reflects the impact of relatively higher non-deductible expenses, including increased goodwill amortization resulting from the acquisition of BOC, and higher state tax rates due to business expansion.

ASSET/LIABILITY MANAGEMENT - INTEREST-RATE RISK

TCF's results of operations are dependent to a large degree on its net interest income, which is the difference between interest income and interest expense. Like most financial institutions, TCF's interest income and cost of funds are significantly affected by general economic conditions and by policies of regulatory authorities. The mismatch between maturities and interest-rate sensitivities of assets and liabilities results in interest-rate risk. Although the measure is subject to a number of assumptions and is only one of a number of measurements, management believes the interest-rate gap (difference between interest-earning assets and interest-bearing liabilities repricing within a given period) is an important indication of TCF's exposure to interest-rate risk and the related volatility of net interest income in a changing interest rate environment. In addition to the interest-rate gap analysis, management also utilizes a simulation model to measure and manage TCF's interest-rate risk.

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

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, and competition. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. TCF's one-year adjusted interest-rate gap was a negative $150.2 million, or (2)% of total assets, at March 31, 1997, compared with a
positive $60.6   million, or 1% of total assets, at December 31, 1996.

FINANCIAL CONDITION

Total consolidated assets decreased $126.7 million during the first quarter of 1997, and totaled $7 billion at March 31, 1997. The decrease reflects a $370.3 million decrease in interest-bearing deposits with banks, partially offset by the impact of TCF's January 16, 1997 acquisition of BOC. At March 31, 1997, BOC's assets consisted primarily of $128.1 million in securities available for sale and $27.9 million in commercial loans. BOC's deposits totaled $160.9 million at March 31, 1997.

INVESTMENTS

Total investments decreased $385.6 million from year-end 1996 to $56.5 million at March 31, 1997, reflecting decreases of $370.3 million and $15.3 million in interest- bearing deposits with banks and FHLB stock, respectively.

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Securities available for sale increased $242.9 million from year-end 1996 to $1.2 billion at March 31, 1997. The increase reflects the acquisition of $83.1 million of securities available for sale as part of the BOC transaction and purchases of $364.5 million of securities available for sale during the 1997 first quarter, partially offset by sales of $154.1 million of securities available for sale and payment and prepayment activity. At March 31, 1997, TCF's securities available-for-sale portfolio included $1.1 billion and $104.3 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:


                                                At March 31, 1997          At December 31, 1996
                                            --------------------------    -------------------------
                                             Amortized        Fair         Amortized         Fair
(In thousands)                                 Cost           Value          Cost           Value
                                            ----------     ----------     ----------     ----------
Mortgage-backed securities:
  FHLMC                                      $  667,712     $  660,437     $  318,441     $  317,177
  FNMA                                          449,595        446,759        539,475        542,147
  GNMA                                          108,353        111,761        112,732        116,388
  Private issuer                                 22,893         22,261         23,272         22,531
  Collateralized mortgage
    obligations                                   1,354          1,239          1,432          1,311
                                             ----------     ----------     ----------     ----------
                                             $1,249,907     $1,242,457     $  995,352     $  999,554
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


LOANS HELD FOR SALE

Education and residential real estate loans held for sale are carried at the lower of cost or market. Education loans held for sale increased $6.9 million and residential real estate loans held for sale decreased $11.6 million from year-end 1996, respectively, and totaled $153.2 million and $46 million at March 31, 1997.

LOANS

The following table sets forth information about loans held in TCF's portfolio, excluding loans held for sale:

                                                    At                   At
                                                 March 31,          December 31,
(In thousands)                                     1997                 1996
                                                -----------          ----------

Residential real estate                          $2,215,775          $2,261,237
                                                -----------          ----------
Commercial real estate:
   Apartments                                       337,183             336,038
   Other permanent                                  456,174             466,624
   Construction and development                      54,983              58,394
                                                -----------          ----------
                                                    848,340             861,056
                                                -----------          ----------
     Total real estate                            3,064,115           3,122,293
                                                -----------          ----------
Commercial business                                 190,491             156,712
                                                -----------          ----------
Consumer:
   Home equity                                    1,357,583           1,293,871
   Automobile and marine                            409,263             416,535
   Loans secured by deposits                          8,769               8,230
   Other secured                                     19,365              19,106
   Unsecured                                         57,791              63,324
                                                -----------          ----------
                                                  1,852,771           1,801,066
                                                -----------          ----------
                                                  5,107,377           5,080,071
Less:
   Unearned discounts on loans purchased              2,350               2,441
   Deferred loan fees, net                            4,157               6,129
   Unearned discounts and finance charges, net       72,129              75,539
                                                -----------          ----------
                                                 $5,028,741          $4,995,962
                                                -----------          ----------
                                                -----------          ----------

Loans increased $32.8 million from year-end 1996 to $5 billion at March 31, 1997, of which $33.9 million was due to the acquisition of BOC. Residential real estate loans totaled $2.2 billion at March 31, 1997, a decrease of $45.5 million from December 31, 1996. This decrease reflects payment and prepayment activity, partially offset by the origination and retention of $44.4 million of residential real estate loans.

Consumer loans increased $51.7 million from year-end 1996 to $1.9 billion at March 31, 1997, reflecting a $63.7 million increase in home equity loans. The growth in home equity loans reflects TCF's expanded consumer lending and consumer finance operations. Consumer loan growth in recent years reflects TCF's emphasis on expanding its portfolio of higher-yielding, shorter-term loans, including home equity loans. At March 31, 1997, TCF's average home equity line of credit was approximately $37,000 and the average loan balance outstanding was approximately $20,000, or 54% of the available line.

TCF has significantly expanded its consumer finance operations in recent years and had 61 consumer finance offices in 16 states as of March 31, 1997. TCF's consumer finance loan portfolio totaled $507 million at March 31, 1997, compared with $496.3 million at December 31, 1996. The Company intends to concentrate on increasing the outstanding loan balances of its existing consumer finance offices and improving the profitability of its consumer finance subsidiaries before considering any further expansion of this operation.

The consumer finance subsidiaries primarily originate automobile and home equity loans and purchase automobile loans, and also engage in the origination of loans through loan brokers to a limited extent. The average individual balance of consumer finance automobile and marine loans, and home equity loans were $8,000 and $30,000, respectively, at March 31, 1997. At March 31, 1997 and December 31, 1996, automobile and marine loans comprised $297.9 million, or 58.8%, and $299.6 million, or 60.4%, respectively, of total consumer finance loans. At March 31, 1997 and December 31, 1996, home equity loans comprised $198.2 million, or 39.1%, and $185.2 million, or 37.3%, respectively, of total consumer finance loans. TCF's consumer finance subsidiaries are seeking to increase the percentage of home equity loans to total consumer finance loans over time. Home equity loans originated by the Company's consumer finance subsidiaries are generally closed-end.

Through their purchases of automobile loans, TCF's consumer finance subsidiaries provide indirect financing. The Company's consumer finance subsidiaries serve as an alternative source of financing to customers who might otherwise not be able to obtain financing from more traditional sources. Included in the consumer finance loans at March 31, 1997 are $248 million of sub-prime automobile and marine loans which carry a higher level of credit risk and higher interest rates. The term sub-prime refers to the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate. There can be no assurances that the Company's sub-prime lending criteria are the same as those utilized by other lenders. Loans classified as sub-prime are to borrowers that because of significant past credit problems or limited credit histories are unable to obtain credit from traditional sources.

Although competition in the sub-prime lending market has increased, the Company believes that sub-prime borrowers represent a substantial market and their demand for financing has not been adequately served by traditional lending sources. The underwriting criteria for loans originated by TCF's consumer finance subsidiaries generally have been less stringent than those historically adhered to by TCF's bank subsidiaries and, as a result, carry a higher level of credit risk and higher interest rates. These portfolios also represent an increased risk of loss in the event of adverse economic developments such as a recession. TCF believes that important determinants of success in sub-prime automobile financing include the ability to control borrower and dealer misrepresentations at the point of origination; the evaluation of the creditworthiness of sub-prime borrowers; and the maintenance of an active program to monitor performance and collect payments. Sub-prime lending is inherently more risky than traditional lending and there can be no assurance that all appropriate underwriting criteria have been identified or weighted properly in the assessment of credit risk, or will afford adequate protection against the higher risks inherent in lending to sub-prime borrowers.

Many of the consumer finance offices are new and are outside TCF's traditional market areas. The geographic location of consumer finance loans may change significantly in future periods. The following table sets forth the geographic locations (based on the location of the office originating or purchasing the loan) of TCF's consumer finance loan portfolio:



                                           At March 31, 1997              At December 31, 1996
                                       ----------------------          ------------------------
                                        Loan                             Loan
     (Dollars in thousands)            Balance        Percent           Balance         Percent
                                       --------      -------            --------        ------
     Illinois                          $131,512         25.9%           $132,474          26.7%
     Minnesota                           96,901         19.1              99,279          20.0
     Florida                             36,540          7.2              33,458           6.7
     Georgia                             34,919          6.9              32,270           6.5
     Wisconsin                           33,047          6.5              33,328           6.7
     Michigan                            28,195          5.6              23,214           4.7
     North Carolina                      27,095          5.4              24,137           4.9
     Missouri                            25,010          4.9              26,185           5.3
     Tennessee                           18,371          3.6              17,313           3.5
     Kentucky                            16,492          3.3              17,198           3.5
     Mississippi                         15,441          3.1              15,579           3.1
     Ohio                                15,361          3.0              15,503           3.1
     Other                               28,094          5.5              26,398           5.3
                                       --------      -------            --------        ------
      Total consumer finance loans     $506,978        100.0%           $496,336         100.0%
                                       --------      -------            --------        ------
                                       --------      -------            --------        ------

TCF's bank and consumer finance subsidiaries have also initiated the origination of home equity loans with loan-to-value ratios in excess of 80%, and up to 100%, that may carry no private mortgage insurance. These loans carry a higher level of credit risk and higher interest rates.

Commercial real estate loans decreased $12.7 million from year-end 1996 to
$848.3     million at March 31, 1997.  Commercial business loans increased $33.8 million in the first three months of 1997 to $190.5 million at March 31, 1997, of which $24.6 million relates to the acquisition of BOC. TCF is seeking to expand its commercial real estate and commercial business lending activity to borrowers located in its primary midwestern markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. These loans generally have larger individual balances and a greater inherent risk of loss. The risk of loss is difficult to quantify and is subject to fluctuations in real estate values. At March 31, 1997, approximately 92% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. At March 31, 1997, the average individual balance of commercial real estate loans and commercial business loans was $549,000 and $210,000, respectively.

Included in performing loans at March 31, 1997 are commercial real estate loans aggregating $3 million with terms that have been modified in troubled debt restructurings, unchanged from December 31, 1996.

At March 31, 1997, the recorded investment in loans that are considered to be impaired was $9.4 million for which the related allowance for credit losses was $2.6 million. The balance of impaired loans on non-accrual status was $7.8 million at March 31, 1997. The average recorded investment in impaired loans during the three months ended March 31, 1997 was $10.1 million. For the three months ended March 31, 1997, TCF recognized interest income on impaired loans of $156,000, of which $147,000 was recognized using the cash basis method of income recognition.

ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES AND INDUSTRIAL REVENUE BOND RESERVES

A summary of the activity of the allowances for loan and real estate losses and industrial revenue bond reserves, and selected statistics follows (dollars in thousands):


                                                      Three Months Ended                       Three Months Ended
                                                         March 31, 1997                           March 31, 1996
                                          -------------------------------------    ------------------------------------
                                                          Industrial                                Industrial
                                                            Revenue                                  Revenue
Allowance for Loan Losses and              Allowance for     Bond                   Allowance for      Bond
     Industrial Revenue Bond Reserves:      Loan Losses    Reserves      Total       Loan Losses     Reserves     Total
                                           ------------   ----------     -----      -------------   ----------    -----
Balance at beginning of period                $70,749       $1,660      $72,409        $65,695        $1,960     $67,655
    Acquired balance (1)                        1,653            -        1,653              -             -           -
    Provision for credit losses                 1,140          (50)       1,090          3,002          (200)      2,802
    Charge-offs                                (5,132)           -       (5,132)        (3,586)            -      (3,586)
    Recoveries                                  3,065            -        3,065          1,668             -       1,668
                                             --------     --------     --------       --------      --------    --------
       Net charge-offs                         (2,067)           -       (2,067)        (1,918)            -      (1,918)
                                             --------     --------     --------       --------      --------    --------
Balance at end of period                      $71,475       $1,610      $73,085        $66,779        $1,760     $68,539
                                             --------     --------     --------       --------      --------    --------
                                             --------     --------     --------       --------      --------    --------
Ratio of annualized net loan charge-offs
    to average loans outstanding, excluding
    loans held for sale                           .16%                                     .15%

Allowance for loan losses as a
    percentage of gross loan balances,
    excluding loans held for sale                1.40%                                    1.27%

---------------------------------
(1)  Reflects acquisition of BOC.

                                                      Three Months Ended
                                                           March 31,
                                                      --------------------
Allowance for Real Estate Losses:                      1997           1996
                                                      ------         -----

Balance at beginning of period                       $1,127          $1,526
     Provision for losses                                98             448
     Charge-offs                                        (88)           (643)
                                                     ------          ------
Balance at end of period                             $1,137          $1,331
                                                     ------          ------
                                                     ------          ------

TCF has experienced an increase in the level of net loan charge offs related to its consumer finance portfolio. As a result, net loan charge offs as a percentage of average loans outstanding for TCF's consumer finance portfolio were 2.83% for the three months ended March 31, 1997, compared with 1.62% for the same period of 1996 and 3.00% for the three months ended December 31, 1996. In addition, the net loan charge-offs as a percentage of average loans outstanding for TCF's automobile and marine consumer finance portfolio were 4.41% for the three months ended March 31, 1997, compared with 2.53% for the same period in 1996 and 4.42% for the three months ended December 31, 1996.

On an ongoing basis, TCF's loan and real estate portfolios are reviewed and analyzed as to credit risk, performance, collateral value and quality. The allowance for loan losses is maintained at a level believed to be adequate by management to provide for estimated loan losses. Management's judgment as to the adequacy of the allowance is a result of ongoing review of larger individual loans, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the level of non-performing assets, net charge-offs, geographic location and prevailing economic conditions. The allowance for loan losses is established for known or anticipated problem loans, as well as for loans which are not currently known to require specific allowances. Loans are charged off to the extent they are deemed to be uncollectible. The unallocated portion of TCF's allowance for loan losses totaled $23.6 million at March 31, 1997, compared with $22.4 million at December 31, 1996.

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

TCF guarantees certain industrial development and housing revenue bonds issued by municipalities to finance commercial and multi-family real estate owned by third parties. The balance of such financial guarantees at March 31, 1997 was $12.2 million, unchanged from December 31, 1996. Management has considered these guarantees in its review of the adequacy of the industrial revenue bond reserves, which are included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

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

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and real estate acquired through foreclosure) totaled $44.9 million at March 31, 1997, down $1.2 million from the December 31, 1996 total of $46.2 million. The decrease in non-performing assets reflects the disposition of certain of Great Lakes' remaining problem assets, partially offset by a $1.7 million increase in consumer finance non-performing assets. At March 31, 1997, one commercial real estate loan comprised $4.6 million, or 10.3%, of total non-performing assets. Properties acquired are being actively marketed. Approximately 72% of non-performing assets at March 31, 1997 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans become 90 days or more past due with respect to either principal or interest unless such loans are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:

                                                      At               At
                                                   March 31,       December 31,
(Dollars in thousands)                               1997              1996
                                                    --------         --------
Non-accrual loans (1):
     Consumer:
          Bank lending                               $ 1,921             1,746
          Consumer finance lending                    12,371            11,726
                                                    --------          --------
                                                      14,292            13,472
     Residential real estate                           3,559             3,996
     Commercial real estate                            7,434             7,604
     Commercial business                                 376             1,149
                                                    --------          --------
                                                      25,661            26,221
Real estate and other assets (2)                      19,272            19,937
                                                    --------          --------
     Total non-performing assets                     $44,933           $46,158
                                                    --------          --------
                                                    --------          --------
Non-performing assets as a percentage
     of net loans                                        .91%              .94%
Non-performing assets as a percentage
     of total assets                                     .65               .65

(1)  Included in total loans in the Consolidated Statements of Financial
     Condition.
(2) Includes residential real estate of $3 million and $2.8 million, commercial real estate of $806,000 and $2.7 million and automobiles of $2.8 million and $3.2 million at March 31, 1997 and December 31, 1996, respectively.

TCF had accruing loans 90 days or more past due totaling $37,000 at March 31, 1997. The over 30-day delinquency rate on TCF's loans (excluding loans held for sale and non-accrual loans) was .70% of gross loans outstanding at March 31, 1997, compared with .84% at year-end 1996. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan portfolio, excluding loans held for sale and non-accrual loans:



                                                  At March 31, 1997            At December 31, 1996
                                               -------------------------    -------------------------
                                                              Percentage                   Percentage
                                               Principal      of Gross      Principal       of Gross
(Dollars in thousands)                         Balances         Loans        Balances         Loans
                                                -------        -------       --------        -------
Consumer:
  Bank lending                                  $ 7,482            .59%       $ 7,473            .61%
  Consumer finance lending                       21,447           3.82         21,515           3.86
                                                -------                      --------
                                                 28,929           1.57         28,988           1.62
Residential real estate                           5,874            .27          8,330            .37
Commercial real estate                              460            .05          5,114            .60
Commercial business                                 182            .10              9            .01
                                                -------                      --------
                                                $35,445            .70        $42,441            .84
                                                -------                      --------
                                                -------                      --------


TCF's over 30-day delinquency rate on gross consumer loans was 1.57% at March 31, 1997, down from 1.62% at year-end 1996. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially consumer finance loans. TCF's over 30-day delinquency rate on gross consumer finance loans was 3.82% at March 31, 1997, compared with 3.86% at December 31, 1996. TCF's over 30-day delinquency rate on gross automobile and marine and home equity consumer finance loans was 4.28% and 2.95% at March 31, 1997, compared with 4.24% and 3.09%, respectively, at December 31, 1996. Consumer finance lending is generally considered to involve a higher level of credit risk. TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality that are consistent with its goals for expanding its portfolio of these higher-yielding loans, but no assurance can be given as to the level of future delinquencies and loan charge-offs.

In addition to the non-accrual, restructured and accruing loans 90 days or more past due, there were commercial real estate and commercial business loans with an aggregate principal balance of $17.2 million outstanding at March 31, 1997 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $16 million of such loans at December 31, 1996. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

DEPOSITS

Deposits totaled $5.3 billion at March 31, 1997, up $314.3 million from December 31, 1996, of which $160.9 million was due to the acquisition of BOC. Lower interest-cost checking, savings and money market deposits totaled $2.8 billion, up $184.8 million from year-end 1996, and comprised 53.1% of total deposits at March 31, 1997. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The Company's weighted average rate for deposits, including non-interest bearing deposits, increased to 3.30% at March 31, 1997 from 3.29% at December 31, 1996. The following table summarizes TCF's deposits:



                                                   At March 31, 1997                           At December 31, 1996
                                      ----------------------------------------         ---------------------------------------
                                      Weighted                                         Weighted
                                      Average                            % of           Average                         % of
(Dollars in thousands)                   Rate            Amount         Total             Rate         Amount           Total
                                       ------          ----------      ------            ------     ----------         ------
Checking:
  Non-interest bearing                   0.00%         $  762,309        14.4%             0.00%    $  694,824           14.0%
  Interest bearing                       1.05             532,607        10.1              1.04        517,947           10.4
                                                       ----------      ------                       ----------         ------
                                          .43           1,294,916        24.5               .45      1,212,771           24.4
                                                       ----------      ------                       ----------         ------

Passbook and statement                   1.79             863,778        16.3              1.75        783,026           15.7
Money market                             3.11             653,813        12.4              3.10        631,922           12.7
Certificates                             5.36           2,479,387        46.8              5.33      2,349,911           47.2
                                                       ----------      ------                       ----------         ------
                                         3.30          $5,291,894       100.0%             3.29     $4,977,630          100.0%
                                                       ----------      ------                       ----------         ------
                                                       ----------      ------                       ----------         ------


Certificates had the following remaining maturities:


                                       At March 31, 1997                                           At December 31, 1996
                  -----------------------------------------------------------    --------------------------------------------------
                                                                    Weighted                                              Weighted
(Dollars in          Negotiable                                     Average       Negotiable                               Average
 millions)               Rate          Other          Total          Rate           Rate          Other       Total         Rate
                        ------       --------       --------        ------        -------       --------     --------      ------
Maturity:
0-3 months              $119.9       $  490.2       $  610.1          5.08%        $ 81.2       $  539.7     $  620.9        5.16%
4-6 months                27.7          397.5          425.2          5.09           26.1          452.0        478.1        5.17
7-12 months               12.9          728.3          741.2          5.46            6.6          543.2        549.8        5.28
13-24 months               1.3          499.3          500.6          5.62            1.7          464.8        466.5        5.54
25-36 months                .2          102.5          102.7          5.63             .1          130.3        130.4        5.68
37-48 months                .1           45.8           45.9          5.69             .1           48.1         48.2        5.86
49-60 months                 -           43.3           43.3          6.44              -           42.8         42.8        6.35
Over 60 months               -           10.4           10.4          5.51              -           13.2         13.2        5.66
                        ------       --------       --------                      -------       --------     --------
                        $162.1       $2,317.3       $2,479.4          5.36         $115.8       $2,234.1     $2,349.9        5.33
                        ------       --------       --------                      -------       --------     --------
                        ------       --------       --------                      -------       --------     --------



BORROWINGS

Borrowings are used primarily to fund the purchase of investments and securities available for sale. These borrowings totaled $1 billion as of March 31, 1997, down $452.4 million from $1.5 billion at year-end 1996. The decrease was primarily due to a decrease of $510.7 million in FHLB advances, partially offset by an increase of $35.2 million in securities sold under repurchase agreements and $15.9 million in TCF's bank line of credit. The weighted average rate on borrowings increased to 5.91% at March 31, 1997, from 5.78% at December 31, 1996. At March 31, 1997, borrowings with a maturity of one year or less totaled $572.6 million.

TCF's borrowings consist of the following:




                                                             At March 31, 1997                      At December 31, 1996
                                                       -------------------------------         -------------------------------
                                                                              Weighted                               Weighted
                                          Year of                             Average                                 Average
(Dollars in thousands)                    Maturity        Amount                Rate           Amount                   Rate
                                          --------        ------              ---------        ------               ----------
Securities sold under
  repurchase agreements                      1997      $  260,977                5.78%         $  225,732                5.88%
                                             1998          68,000                6.18              68,000                6.18
                                                       ----------                              ----------
                                                          328,977                5.86             293,732                5.95
                                                       ----------                              ----------
Federal Home Loan Bank
  advances                                   1997          145784                5.79             766,514                5.51
                                             1998         435,300                5.74             310,300                5.88
                                             1999          41,000                5.98              41,000                5.98
                                             2000           8,074                7.24               8,074                7.24
                                             2001               -                   -              15,000                6.97
                                             2008             149                6.15                 152                6.17
                                                       ----------                              ----------
                                                          630,307                5.79           1,141,040                5.66
                                                       ----------                              ----------
Subordinated debt:
  Senior subordinated
    debentures                               2006           6,248               18.00               6,248               18.00

  Convertible subordinated
    debentures                               2011           7,144                7.25               7,149                7.25
                                                       ----------                              ----------
                                                           13,392               12.27              13,397               12.26
                                                       ----------                              ----------
Collateralized obligations:
  Collateralized notes                       1997          37,500                5.94              37,500                5.94
    Less unamortized discount                                  20                   -                  28                   -
                                                       ----------                              ----------
                                                           37,480                5.94              37,472                5.94
                                                       ----------                              ----------
  Collateralized mortgage
    obligations                              2008           1,375                6.50               1,555                6.50
                                             2010           1,646                5.90               1,622                5.90
                                                       ----------                              ----------
                                                            3,021                6.17               3,177                6.19
    Less unamortized discount                                 127                   -                 144                   -
                                                       ----------                              ----------
                                                            2,894                6.40               3,033                6.44
                                                       ----------                              ----------
                                                           40,374                5.97              40,505                5.98
                                                       ----------                              ----------
Other borrowings:
  Bank line of credit                        1997          15,900                6.20                   -                   -
  Treasury tax and loan note                 1997          12,425                5.69               5,131                5.21
  Other                                      1998               -                   -                  13                7.60
                                                       ----------                              ----------
                                                           28,325                5.97               5,144                5.21
                                                       ----------                              ----------
                                                       $1,041,375                5.91          $1,493,818                5.78
                                                       ----------                              ----------
                                                       ----------                              ----------

On May 12, 1997, TCF announced that it will redeem the convertible subordinated debentures (the "Debentures") on June 16, 1997 at par plus accrued and unpaid interest to the date of redemption. The Debentures are convertible into shares of TCF Common Stock at the conversion price of $17.04 per share plus cash in lieu of fractional shares at any time prior to the close of business on June 9, 1997.

Effective January 1, 1997, TCF adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," not deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of SFAS No. 125 did not impact TCF's financial condition or results of operations.

STOCKHOLDERS' EQUITY

Stockholders' equity at March 31, 1997 was $541.9 million, or 7.8% of total assets, down from $549.5 million, or 7.7% of total assets, at December 31, 1996. The decrease in stockholders' equity is primarily due to the repurchase of 647,900 shares of TCF's common stock at a cost of $27.3 million, a $6.9 million increase in net unrealized losses on securities available for sale and the payment of $6.5 million in common stock dividends, partially offset by net income of $28.9 million for the quarter.

On January 20, 1997, TCF's Board of Directors (the "Board") authorized the repurchase of up to 5% of TCF's common stock, or approximately 1.7 million shares. On February 25, 1997, TCF announced that the Board had formally rescinded TCF's common stock repurchase program in connection with the pending merger with Winthrop.

On April 22, 1997, TCF declared a quarterly dividend of 25 cents per common share payable on May 30, 1997 to stockholders of record as of May 9, 1997.

On April 23, 1997, TCF's shareholders approved an increase in the number of authorized shares of TCF common stock from 70,000,000 to 140,000,000.

On March 31, 1997, TCF's bank subsidiaries exceeded their fully phased-in capital requirements and believe that they would be considered "well-capitalized" under guidelines established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

In February 1997, the Financial Accounting Standards Board issued SFAS
No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.
SFAS No. 128 supersedes the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per
Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented. It is too early to predict what effect SFAS No. 128 will have on TCF's results of operations.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                            Supplementary Information


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                            At                 At                   At                At                   At
(Dollars in thousands                    March 31,          Dec. 31,            Sept. 30,          June 30,              March 31,
except per-share data)                     1997               1996                1996               1996                 1996
----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                           $6,964,119          $7,090,862          $7,114,466         $7,000,871            $7,039,282
Investments (1)                            56,521             442,103             400,799            157,368                59,202
Securities available for sale           1,242,457             999,554             997,964          1,049,183             1,117,439
Loans                                   5,028,741           4,995,962           5,049,508          5,124,106             5,174,923
Deposits                                5,291,894           4,977,630           5,018,672          5,052,557             5,150,023
Borrowings                              1,041,375           1,493,818           1,468,714          1,359,145             1,268,887
Stockholders' equity                      541,869             549,506             522,515            523,788               541,019
----------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------------------
                                        March 31,             Dec. 31,           Sept. 30,           June 30,           March 31,
                                          1997                  1996                1996               1996                 1996
----------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                          $145,136            $142,194            $145,380           $146,394              $148,893
Interest expense                           59,118              58,178              59,586             60,518                64,439
                                        ----------          ----------          ----------         -----------          ----------
  Net interest income                      86,018              84,016              85,794             85,876                84,454
Provision for credit losses                 1,090               3,631               6,564              6,823                 2,802
                                        ----------          ----------          ----------         -----------          ----------
  Net interest income after
    provision for credit losses            84,928              80,385              79,230             79,053                81,652
                                        ----------          ----------          ----------         -----------          ----------
Non-interest income:
  Gain on sale of loans                       -                   810               4,633                -                       -
  Gain on sale of loan servicing            1,622                 -                   -                  -                       -
  Gain on sale of securities available
     for sale                               1,369                 -                   -                  -                      85
  Gain on sale of branches                    -                 1,022                 -                  480                 1,245
  Other non-interest income                37,390              39,821              38,050             37,152                34,499
                                        ----------          ----------          ----------         -----------          ----------
     Total non-interest income             40,381              41,653              42,683             37,632                35,829
                                        ----------          ----------          ----------         -----------          ----------
Non-interest expense:
  Provision for real estate losses             98                  15                 121               (151)                  448
  Amortization of goodwill and
     other intangibles                      1,095                 783                 795                794                   795
  FDIC special assessment                     -                   -                34,803                -                       -
  Other non-interest expense               76,735              77,414              78,020             72,670                74,563
                                        ----------          ----------          ----------         -----------          ----------
     Total non-interest expense            77,928              78,212             113,739             73,313                75,806
                                        ----------          ----------          ----------         -----------          ----------
  Income before income tax expense         47,381              43,826               8,174             43,372                41,675
Income tax expense                         18,450              16,397               2,878             16,721                15,388
                                        ----------          ----------          ----------         -----------          ----------
  Net income                             $ 28,931            $ 27,429            $  5,296           $ 26,651              $ 26,287
                                        ----------          ----------          ----------         -----------          ----------
                                        ----------          ----------          ----------         -----------          ----------
Per common share:
     Net income                          $    .83            $    .79            $    .15           $    .75              $    .73
                                        ----------          ----------          ----------         -----------          ----------
                                        ----------          ----------          ----------         -----------          ----------
     Dividends declared                  $  .1875            $  .1875            $  .1875           $  .1875              $ .15625
                                        ----------          ----------          ----------         -----------          ----------
                                        ----------          ----------          ----------         -----------          ----------
FINANCIAL RATIOS:
Return on average assets (2)                 1.67%               1.64%                .31%              1.54%                 1.48%
Return on average realized
   common equity (2)                        21.49               20.53                3.97              20.04                 19.97
Return on average common equity (2)         21.48               20.49                4.03              20.22                 19.67
Average total equity to average assets       7.78                7.98                7.70               7.60                  7.51
Net interest margin (2)(3)                   5.31                5.36                5.36               5.27                  5.06


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

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Supplementary Information (Continued)

           Consolidated Average Balance Sheets, Interest and Dividends
              Earned or Paid, and Related Interest Yields and Rates



                                                                    Three Months Ended March 31,
                                       ---------------------------------------------------------------------------------------------
                                                            1997                                        1996
                                       -------------------------------------------    ----------------------------------------------
                                                                         Interest                                          Interest
                                         Average                        Yields and    Average                             Yields and
(Dollars in thousands)                   Balance         Interest(1)    Rates (2)     Balance        Interest(1)          Rates (2)
                                        ---------        -----------    ----------    --------       -----------          ----------
Assets:
  Securities available
    for sale                            $1,188,012       $ 21,383     7.20%          $1,140,564       $ 20,351            7.14%
                                        ----------       --------                    ----------       --------
  Loans held for sale                      193,046          3,513     7.28              248,298          4,574            7.37
                                        ----------       --------                    ----------       --------
  Loans:
    Residential real
      estate                             2,232,293         43,852     7.86            2,547,847         50,640            7.95
    Commercial real estate                 855,708         19,113     8.93              955,873         21,316            8.92
    Commercial business                    181,924          4,077     8.96              170,097          3,730            8.77
    Consumer                             1,753,395         52,035    11.87            1,551,383         47,164           12.16
                                        ----------       --------                    ----------       --------
      Total loans(3)                     5,023,320        119,077     9.48            5,225,200        122,850            9.40
                                        ----------       --------                    ----------       --------

  Investments:
    Interest-bearing
      deposits with banks                   11,542            146     5.06                1,858             26            5.60
    Federal funds sold                       3,940             51     5.18                2,336             32            5.48
    U.S. Government and
      other marketable
      securities held
      to maturity                            3,913             50     5.11                3,746             48            5.13
    FHLB stock                              51,149            916     7.16               56,250          1,012            7.20
                                        ----------       --------                    ----------       --------
      Total investments                     70,544          1,163     6.59               64,190          1,118            6.97
                                        ----------       --------                    ----------       --------
        Total interest-
          earning assets                 6,474,922        145,136     8.97            6,678,252        148,893            8.92
                                                         --------     ----                            --------            ----

  Other assets(4)                          449,345                                      442,017
                                        ----------                                   ----------
    Total assets                        $6,924,267                                   $7,120,269
                                        ----------                                   ----------
                                        ----------                                   ----------
Liabilities and
  Stockholders' Equity:
   Noninterest-bearing
    deposits                            $  714,709                                   $  559,309
                                        ----------                                   ----------
   Interest-bearing
     deposits:
       Checking                            515,196          1,390     1.08              514,936          1,436            1.12
      Passbook and
        statement                          795,936          3,673     1.85              806,723          3,682            1.83
      Money market                         641,739          4,902     3.06              626,874          4,756            3.03
      Certificates                       2,442,543         32,193     5.27            2,563,584         34,822            5.43
                                        ----------       --------                    ----------       --------
        Total interest-
          bearing
          deposits                       4,395,414         42,158     3.84            4,512,117         44,696            3.96
                                        ----------       --------                    ----------       --------

   Borrowings:
     Securities sold
       under repurchase
       agreements                          442,191          6,195     5.60              569,308          7,906            5.55
     FHLB advances                         653,208          9,396     5.75              746,085         10,265            5.50
     Subordinated debt                      13,393            410    12.25               13,502            424           12.56
     Collateralized
       obligations                          40,350            630     6.25               41,143            662            6.44
     Other borrowings                       22,477            329     5.85               31,756            486            6.12
                                        ----------       --------                    ----------       --------
       Total borrowings                  1,171,619         16,960     5.79            1,401,794         19,743            5.63
                                        ----------       --------                    ----------       --------

        Total interest-
          bearing
          liabilities                    5,567,033         59,118     4.25            5,913,911         64,439            4.36
                                                         --------     ----                            --------            ----

   Other liabilities(4)                    103,881                                      112,400
                                        ----------                                   ----------
     Total liabilities                   6,385,623                                    6,585,620
                                        ----------                                   ----------

   Stockholders' equity:(4)
     Preferred equity                            -                                            -
     Common equity                         538,644                                      534,649
                                        ----------                                   ----------
         Total stockholders'
           equity                          538,644                                      534,649
                                        ----------                                   ----------
     Total liabilities
        and stockholders'
        equity                          $6,924,267                                   $7,120,269
                                        ----------                                   ----------
                                        ----------                                   ----------
Net interest income                                      $ 86,018                                     $ 84,454
                                                        ----------                                   ---------
                                                        ----------                                   ---------
Net interest rate spread                                              4.72%                                               4.56%
                                                                      ----                                                ----
                                                                      ----                                                ----

Net interest margin                                                   5.31%                                               5.06%
                                                                      ----                                                ----
                                                                      ----                                                ----


(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $56,000 and $131,000 was recognized during the three months ended March 31, 1997 and 1996, respectively.
(2)  Annualized.
(3) Average balance of loans includes non-accrual loans and is presented net of unearned income.
(4)  Average balance is based upon month-end balances.

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

In August 1995, Great Lakes filed with the United States Court of Federal Claims a complaint seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. Great Lakes' claim is based on the government's breach of contract in connection with Great Lakes' acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which contracts allowed Great Lakes to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. The United States has not yet answered Great Lakes' complaint. Great Lakes' complaint involves approximately $87.3 million in supervisory goodwill.

On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 64 U.S.L.W. 4739 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings are now proceeding to trials before the Court of Federal Claims on the issue of damages. One of these trials commenced on February 24, 1997, and the other is currently scheduled to begin on September 2, 1997. In connection with the trials in those cases, the Court of Federal Claims in December of 1996 denied the government's motion seeking to preclude the plaintiffs in these cases from offering evidence regarding the scope and extent of any lost profits they suffered as a result of the government's breach.

There are a variety of contracts and contract provisions in the TCF Minnesota and Great Lakes transactions. The government has indicated that it will have a number of affirmative defenses against goodwill litigation filed against it. There can be no assurance that the U.S. Supreme Court decision in WINSTAR will mean that a similar result would be obtained in the actions filed by TCF Minnesota and Great Lakes. There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or Great Lakes or, even if a determination favorable to TCF Minnesota or Great Lakes is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota's or Great Lakes' claim. Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota's or Great Lakes' cases, and investors should not anticipate any recovery.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 23 1997, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of March 7, 1997 in connection with the three matters indicated below. Following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter:


                                                               VOTE
                                       ----------------------------------------
                                                   Against or            Broker
                                          For       Withheld  Abstain   Nonvote
                                       ----------   --------  -------   -------
1.   Election of Directors:
       Bruce G. Allbright              30,394,050    163,282     N/A      N/A
       Robert J. Delonis               30,296,153    261,179     N/A      N/A
       John M. Eggemeyer, III          30,393,539    163,793     N/A      N/A
       Daniel F. May                   30,393,500    163,832     N/A      N/A
       William F. Bieber               30,289,993    267,339     N/A      N/A

2.   Ratification of KPMG Peat
     Marwick LLP as independent
     public accountants for 1997.      30,418,949     72,941   65,442       0

3.   Approval of an increase in the
     number of authorized shares of
     TCF Common Stock.                 28,479,332  1,962,877  115,123       0

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     See Index to Exhibits on page 30 of this report.

(b)  Reports on Form 8-K.

     A Current Report on Form 8-K, dated January 27, 1997, was filed in connection with TCF's announcement that it has authorized the repurchase of up to 5% of the Company's outstanding shares through open market or privately negotiated transactions. A Current Report on Form 8-K, dated February 19, 1997, was filed in connection with TCF's execution of a letter of intent for the acquisition of Winthrop in a merger transaction structured as a tax-free stock-for-stock exchange. A Current Report on Form 8-K, dated March 5, 1997, was filed in connection with TCF's execution of a definitive agreement relating to its pending acquisition of Winthrop, and the formal rescission of TCF's stock repurchase program in connection with the pending acquisition of Winthrop. A Current Report on Form 8-K, dated March 21, 1997, was filed in connection with TCF's execution of a definitive agreement relating to its pending acquisition of Standard. A Current Report on Form 8-K, dated April 11, 1997, was filed in connection with TCF's announcement that it has completed the conversion of its savings bank subsidiaries to national banks and became a national bank holding company.

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



Dated:  May 14, 1997

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

     11             Computation of Earnings Per Common Share           31