Form 10-Q
period 1997-06-30
TCF FINANCIAL CORP
filed 1997-08-14
CIK 814184

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                           For the quarterly period ended
                                    June 30, 1997

                                          or

                [ ]  Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                  __________________

                                   Commission File
                                      No. 0-16431
                                  __________________


                             TCF FINANCIAL CORPORATION
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



          Delaware                                        41-1591444
-------------------------------            ------------------------------------
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

                Yes   X                        No
                    ------                         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
           Class                                  July 31, 1997
 ---------------------------                      -----------------
Common Stock, $.01 par value                      42,450,294 shares

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                        INDEX

Part I.  Financial Information                                            Pages
                                                                          -----
    Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
           at June 30, 1997 and December 31, 1996. . . . . . . . . . . .      3

         Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 1997 and 1996 . . . . . .      4

         Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . .      5

         Consolidated Statements of Stockholders' Equity for
           the Year Ended December 31, 1996 and for the
           Six Months Ended June 30, 1997. . . . . . . . . . . . . . . .      6

         Notes to Consolidated Financial Statements. . . . . . . . . . .    7-9


    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations for the Three
                  and Six Months Ended June 30, 1997 and 1996. . . . . .  10-29

         Supplementary Information . . . . . . . . . . . . . . . . . . .  30-31

Part II.  Other Information

          Items 1-6. . . . . . . . . . . . . . . . . . . . . . . . . . .  32-34

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .     36

                          PART I - FINANCIAL INFORMATION

                           ITEM 1.  Financial Statements

                    TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Financial Condition
                   (Dollars in thousands, except per-share data)
                                    (Unaudited)

                                                                    At            At
                                                                 June 30,     December 31,
                                                                   1997          1996
                                                                -----------    -----------
                                      ASSETS
Cash and due from banks                                         $  251,388     $  236,446
Interest-bearing deposits with banks                                14,364        386,224
U.S. Government and other marketable securities
  held to maturity (fair value of $3,962 and $ 3,910)                3,962          3,910
Federal Home Loan Bank stock, at cost                               50,181         66,061
Federal Reserve Bank stock, at cost                                 13,591            -
Securities available for sale (amortized cost of $1,175,458
  and $995,384)                                                  1,181,126        999,586
Loans held for sale                                                225,729        203,869
Loans and leases:
  Residential real estate                                        2,180,102      2,261,237
  Commercial real estate                                           854,781        861,056
  Commercial business                                              198,499        156,712
  Consumer                                                       1,910,970      1,801,066
  Lease financing                                                  360,719        341,721
  Unearned discounts and deferred fees                            (122,715)      (128,872)
                                                                -----------    -----------
      Total loans and leases                                     5,382,356      5,292,920
      Allowance for loan and lease losses                          (72,466)       (71,865)
                                                                -----------    -----------
          Net loans and leases                                   5,309,890      5,221,055
Premises and equipment                                             144,322        129,785
Real estate                                                         14,193         15,771
Accrued interest receivable                                         44,916         42,173
Goodwill                                                            30,049         15,431
Deposit base intangibles                                            12,855         10,843
Mortgage servicing rights                                           16,351         17,360
Other assets                                                        90,843         81,973
                                                                -----------    -----------
                                                                $7,403,760     $7,430,487
                                                                -----------    -----------
                                                                -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Checking                                                      $1,301,215     $1,212,771
  Passbook and statement                                           839,827        783,026
  Money market                                                     635,348        631,922
  Certificates                                                   2,467,184      2,349,911
                                                                -----------    -----------
     Total deposits                                              5,243,574      4,977,630
                                                                -----------    -----------
Securities sold under repurchase agreements                        341,485        293,732
Federal Home Loan Bank advances                                    641,030      1,141,040
Discounted lease rentals                                           239,859        185,604
Subordinated debt                                                   34,998         42,147
Collateralized obligations                                          40,297         40,505
Other borrowings                                                    51,700          5,144
                                                                -----------    -----------
     Total borrowings                                            1,349,369      1,708,172
Accrued interest payable                                            21,325         20,666
Accrued expenses and other liabilities                              88,429         93,332
                                                                -----------    -----------
     Total liabilities                                           6,702,697      6,799,800
                                                                -----------    -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share, 30,000,000
     shares authorized; none issued and outstanding                   -              -
  Common stock, par value $.01 per share, 140,000,000 shares
     authorized; 43,047,428 and 42,621,116 shares issued               430            426
  Additional paid-in capital                                       288,165        274,746
  Unamortized deferred compensation                                (22,181)        (7,693)
  Retained earnings, subject to certain restrictions               454,077        402,109
  Loan to Executive Deferred Compensation Plan                         (35)           (68)
  Unrealized gain on securities available for sale, net              3,412          2,376
  Treasury stock, at cost, 597,134 and 1,185,018 shares            (22,805)       (41,209)
                                                                -----------    -----------
     Total stockholders' equity                                    701,063        630,687
                                                                -----------    -----------
                                                                $7,403,760     $7,430,487
                                                                -----------    -----------
                                                                -----------    -----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                    TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (In thousands, except per-share data)
                                 (Unaudited)

                                                                     Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
                                                                 -------------------------      ------------------------
                                                                    1997           1996           1997           1996
                                                                 ---------       ---------      ---------      ---------
Interest income:
  Loans                                                           $121,708       $121,635       $240,785       $244,485
  Lease financing                                                    8,684          7,242         16,889         14,080
  Loans held for sale                                                3,679          4,536          7,192          9,110
  Securities available for sale                                     21,824         19,171         43,207         39,522
  Investments                                                        1,347          1,027          2,549          2,186
                                                                 ---------       ---------      ---------      ---------
     Total interest income                                         157,242        153,611        310,622        309,383
                                                                 ---------       ---------      ---------      ---------
Interest expense:
  Deposits                                                          43,198         42,974         85,356         87,670
  Borrowings                                                        21,407         21,445         42,538         44,807
                                                                 ---------       ---------      ---------      ---------
     Total interest expense                                         64,605         64,419        127,894        132,477
                                                                 ---------       ---------      ---------      ---------
        Net interest income                                         92,637         89,192        182,728        176,906
Provision for credit losses                                          4,097          7,324          5,595         10,226
                                                                 ---------       ---------      ---------      ---------
     Net interest income after provision for credit losses          88,540         81,868        177,133        166,680
                                                                 ---------       ---------      ---------      ---------
Non-interest income:
  Fee and service charge revenues                                   28,325         25,011         53,963         47,611
  ATM network revenues                                               3,694          2,634          7,230          5,146
  Title insurance revenues                                           3,274          3,604          6,023          7,191
  Commissions on sales of annuities                                  2,110          2,366          4,044          4,535
  Leasing revenues                                                   7,994          6,118         14,352         11,517
  Gain on sale of loans held for sale                                  529            594          1,406          2,077
  Gain (loss) on sale of securities available for sale               1,093             (1)         2,478             84
  Gain on sale of loan servicing                                       -              -            1,622            -
  Gain on sale of branches                                           2,810            480          2,810          1,725
  Other                                                              3,125          2,943          5,781          5,091
                                                                 ---------       ---------      ---------      ---------
     Total non-interest income                                      52,954         43,749         99,709         84,977
                                                                 ---------       ---------      ---------      ---------
Non-interest expense:
  Compensation and employee benefits                                42,864         37,229         84,325         75,175
  Occupancy and equipment                                           13,887         12,657         27,709         25,690
  Advertising and promotions                                         5,113          4,710         10,106          9,505
  Federal deposit insurance premiums and assessments                 1,059          3,202          2,130          6,363
  Amortization of goodwill and other intangibles                     1,161            893          2,354          1,766
  Provision for real estate losses                                     (60)          (151)            38            297
  Other                                                             20,119         17,670         38,621         36,466
                                                                 ---------       ---------      ---------      ---------
     Total non-interest expense                                     84,143         76,210        165,283        155,262
                                                                 ---------       ---------      ---------      ---------
        Income before income tax expense                            57,351         49,407        111,559         96,395
Income tax expense                                                  22,416         19,196         43,597         36,762
                                                                 ---------       ---------      ---------      ---------
  Net income                                                      $ 34,935       $ 30,211       $ 67,962       $ 59,633
                                                                 ---------       ---------      ---------      ---------
                                                                 ---------       ---------      ---------      ---------

Per common share:
  Net income                                                     $     .83       $     .72      $    1.62      $    1.42
                                                                 ---------       ---------      ---------      ---------
                                                                 ---------       ---------      ---------      ---------
  Dividends declared                                             $     .25       $   .1875       $  .4375       $ .34375
                                                                 ---------       ---------      ---------      ---------
                                                                 ---------       ---------      ---------      ---------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                               --------------------------
                                                                    1997          1996
                                                               -----------    -----------
Cash flows from operating activities:
  Net income                                                   $    67,962    $    59,633
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                               10,849          9,567
        Amortization of goodwill and other intangibles               2,354          1,766
        Amortization of fees, discounts and premiums                   391           (211)
        Proceeds from sales of loans held for sale                 254,633        458,611
        Principal collected on loans held for sale                   4,827          6,991
        Originations and purchases of loans held for sale         (281,231)      (430,597)
        Net increase in other assets and liabilities,
           and accrued interest                                    (14,554)        (7,553)
        Provisions for credit and real estate losses                 5,633         10,523
        Gain on sale of securities available for sale               (2,478)           (84)
        Gain on sale of loan servicing                              (1,622)           -
        Gain on sale of branches                                    (2,810)        (1,725)
        Other, net                                                   2,178         (2,376)
                                                               -----------    -----------

           Total adjustments                                       (21,830)        44,912
                                                               -----------    -----------

              Net cash provided by operating activities             46,132        104,545
                                                               -----------    -----------

Cash flows from investing activities:
  Principal collected on loans and leases                          829,794        974,993
  Loan originations                                               (857,437)      (853,836)
  Purchase of equipment for lease financing                        (89,737)       (81,567)
  Net (increase) decrease in interest-bearing deposits
     with banks                                                    371,860       (86,189)
  Proceeds from sales of securities available for sale             194,883         16,630
  Proceeds from maturities of and principal collected on
     securities available for sale                                  85,438        106,449
  Purchase of securities available for sale                       (375,397)           -
  Proceeds from redemption of FHLB stock                            15,880         11,054
  Purchase of FRB stock                                            (13,591)           -
  Net (increase) decrease in short-term federal funds sold          45,000         (5,000)
  Proceeds from sales of real estate                                 8,424         18,617
  Payments for acquisition and improvement of real estate           (1,716)        (1,421)
  Proceeds from sales of loan servicing                              2,286            -
  Purchases of premises and equipment                              (15,901)        (8,001)
  Acquisition of BOC Financial Corporation,
     net of cash acquired                                          (24,093)           -
  Sales of deposits, net of cash paid                              (42,246)       (31,679)
  Other, net                                                         6,331          1,287
                                                               -----------    -----------

     Net cash provided by investing activities                     139,778         61,337
                                                               -----------    -----------


Cash flows from financing activities:
  Net increase (decrease) in deposits                              145,092       (106,050)
  Proceeds from securities sold under repurchase
     agreements and federal funds purchased                      5,726,662      6,653,432
  Payments on securities sold under repurchase agreements
     and federal funds purchased                                (5,678,909)    (6,636,715)
  Proceeds from FHLB advances                                      356,765        627,117
  Payments on FHLB advances                                       (856,775)      (728,460)
  Proceeds from discounted lease rentals                           101,017         44,502
  Proceeds from other borrowings                                   274,058        244,612
  Payments on collateralized obligations and other borrowings     (227,809)      (228,629)
  Payments of dividends on common stock                            (15,994)       (12,755)
  Proceeds from exercise of stock options                              202          1,449
  Proceeds from issuance of common stock                            29,266            -
  Repurchases of common stock                                      (27,316)       (33,566)
  Other, net                                                         2,773         (3,366)
                                                               -----------    -----------

     Net cash used by financing activities                        (170,968)      (178,429)
                                                               -----------    -----------

Net increase (decrease) in cash and due from banks                  14,942        (12,547)
Cash and due from banks at beginning of period                     236,446        232,792
                                                               -----------    -----------

Cash and due from banks at end of period                       $   251,388    $   220,245
                                                               -----------    -----------
                                                               -----------    -----------

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest on deposits and borrowings                       $   118,605    $   123,552
                                                               -----------    -----------
                                                               -----------    -----------
     Income taxes                                              $    45,386    $    55,229
                                                               -----------    -----------
                                                               -----------    -----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                TCF FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity
                           (Dollars in thousands)
                                 (Unaudited)

                                                                                                   Unrealized
                                                                                        Loan to       Gain
                                                                    Unamor-             Executive  (Loss) on
                                                                    tized               Deferred   Securities
                                                         Additional Deferred            Compen-    Available
                               Number of Common  Common  Paid-in    Compen-   Retained  sation     for Sale,   Treasury
                               Shares Issued     Stock   Capital    sation    Earnings    Plan        Net       Stock     Total
                               ----------------  ------  ---------- --------  --------  ---------  ----------  --------  ---------
Balance, December 31, 1995,
 as originally reported           35,604,531      $356     $243,122 $(11,195) $283,821      $(131)   $11,702   $   -      $527,675
Adjustments for pooling
 of interests                      6,121,860        61        9,483      -      45,180        -          -         -        54,724
                                  ----------      ----     -------- --------  --------      -----    -------   -------    --------
Balance December 31, 1995
 as restated                      41,726,391       417      252,605  (11,195)  329,001      (131)     11,702       -      582,399
Net income                               -          -           -        -     100,377      -           -          -      100,377
Dividends on common stock                -          -           -        -     (26,595)     -           -          -      (26,595)
Purchase of 1,190,068 shares to
 be held in treasury                     -          -           -        -         -        -           -      (41,382)   (41,382)
Issuance of 36,400 shares of
 restricted stock, of which
 3,000 shares were from
 treasury                             33,400        -         4,520   (4,609)      -        -           -          102         13
Repurchase and retirement of
 shares                              (33,471)       -           (52)     -        (674)     -           -          -         (726)
Issuance of shares of common
 stock, net                          582,450         6       13,720      -         -        -           -          -       13,726
Grant of 2,050 shares of
 restricted stock to outside
 directors from treasury                 -          -           295     (366)      -        -           -           71        -
Cancellation of shares of
 restricted stock                    (23,200)       -          (636)     574       -        -           -          -          (62)
Amortization of deferred
 compensation                            -          -           -      7,903       -        -           -          -        7,903
Exercise of stock options            328,330         3        4,171      -         -        -           -          -        4,174
Issuance of common stock on
 conversion of convertible
 debentures                            7,216        -           123      -         -        -           -          -          123
Payments on loan to Executive
 Deferred Compensation Plan              -          -           -        -         -         63         -          -           63
Change in unrealized gain (loss)
 on securities available for
 sale, net                               -          -           -        -         -        -        (9,326)       -       (9,326)
                                  ----------      ----     -------- --------  --------      -----    -------   -------    --------
Balance, December 31, 1996        42,621,116       426      274,746   (7,693)  402,109      (68)      2,376    (41,209)   630,687
Net income                               -         -            -        -      67,962      -           -          -       67,962
Dividends on common stock                -         -            -        -     (15,994)     -           -          -      (15,994)
Issuance of 700,000 shares
 of common stock from
 treasury, net                           -         -          2,532      -         -        -           -       26,734     29,266
Purchase of 647,900 shares to
 be held in treasury                     -         -            -        -         -        -           -      (27,316)   (27,316)
Repurchase and retirement
 of shares                               (43)      -             (2)     -         -        -           -          -           (2)
Issuance of 434,600 shares of
 restricted stock from
 treasury                                -         -          3,361  (18,529)      -        -           -       15,168        -
Grant of 11,992 shares of
 restricted stock to outside
 directors from treasury                 -         -            180     (599)      -        -           -          419        -
Issuance of 66,892 shares of
 treasury stock to employee
 benefit plans                           -         -            375      -         -        -           -        2,555      2,930
Amortization of deferred
 compensation                            -         -            -      4,640       -        -           -          -        4,640
Exercise of stock options, of
 which 22,300 shares were
 from treasury                         6,822       -           (172)     -         -        -           -          844        672
Issuance of common stock on
 conversion of convertible
 debentures                          419,533         4        7,145      -         -        -           -          -        7,149
Payments on loan to Executive
 Deferred Compensation Plan              -         -            -        -         -         33         -          -           33
Change in unrealized gain on
 securities available for
 sale, net                               -         -            -        -         -        -         1,036        -        1,036
                                  ----------      ----     -------- --------  --------      -----    -------   -------    --------
Balance, June 30, 1997            43,047,428      $430     $288,165 $(22,181) $454,077    $ (35)    $ 3,412   $(22,805)  $701,063
                                  ----------      ----     -------- --------  --------      -----    -------   -------    --------
                                  ----------      ----     -------- --------  --------      -----    -------   -------    --------


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

(2) NATIONAL BANK CONVERSION

    On April 7, 1997, TCF completed the conversion of its savings bank subsidiaries to national banks and TCF became a national bank holding company. In connection with the national bank conversions, TCF chartered two new national bank subsidiaries, Great Lakes National Bank Ohio ("Great Lakes Ohio") and TCF National Bank Colorado ("TCF Colorado"). TCF now operates six national bank subsidiaries: TCF National Bank Minnesota, TCF National Bank Illinois, TCF National Bank Wisconsin, TCF Colorado, Great Lakes National Bank Michigan and Great Lakes Ohio. TCF Colorado commenced operations on July 1, 1997.

(3) EARNINGS PER COMMON SHARE

    The weighted average number of common and common equivalent shares outstanding used to compute earnings per common share were 41,971,028 and 41,749,479 for the three months ended June 30, 1997 and 1996, respectively, and 41,844,838 and 42,001,507 for the six months ended June 30, 1997 and 1996, respectively.

(4) BUSINESS COMBINATIONS AND ACQUISITIONS

    WINTHROP RESOURCES CORPORATION
    On June 24, 1997, TCF completed its acquisition of Winthrop Resources Corporation ("Winthrop"), a Minneapolis-based financial services company with $363 million in assets. Winthrop leases computers, telecommunications equipment, point-of-sale systems and other business-essential equipment to companies nationwide. In connection with the acquisition, TCF issued approximately 6.7 million shares of its common stock for all of the outstanding common shares of Winthrop. TCF also assumed the obligation to issue common stock upon the exercise of the outstanding employee and director options to purchase Winthrop common stock. Winthrop is operated as a direct subsidiary of TCF National Bank Minnesota.

    The consolidated financial statements of TCF give effect to the acquisition, which has been accounted for as a pooling-of-interests combination. Accordingly, TCF's consolidated financial statements for periods prior to the combination have been restated to include the accounts and the results of operations of Winthrop for all periods presented, except for dividends declared per share. There were no material intercompany transactions prior to the acquisition and no material differences in the accounting and reporting policies of TCF and Winthrop.

    Certain operating financial data previously reported by TCF and Winthrop on a separate basis and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:

                                     Three Months Ended
                                  -----------------------   Six Months Ended
                                  March 31,      June 30,       June 30,
                                    1997           1996           1996
                                  ---------     ---------   ----------------
    Interest income:
       TCF                        $145,136       $146,394       $295,287
       Winthrop                      8,244          7,217         14,096
                                  --------       --------       --------
          Combined                $153,380       $153,611       $309,383
                                  --------       --------       --------
                                  --------       --------       --------

    Net interest income:
       TCF                        $ 86,018       $ 85,876       $170,330
       Winthrop                      4,073          3,316          6,576
                                  --------       --------       --------
          Combined                $ 90,091       $ 89,192       $176,906
                                  --------       --------       --------
                                  --------       --------       --------

    Non-interest income:
       TCF                        $ 40,381       $ 37,632       $ 73,461
       Winthrop                      6,374          6,117         11,516
                                  --------       --------       --------
          Combined                $ 46,755       $ 43,749       $ 84,977
                                  --------       --------       --------
                                  --------       --------       --------

    Net income:
       TCF                        $ 28,931       $ 26,651       $ 52,938
       Winthrop                      4,096          3,560          6,695
                                  --------       --------       --------
          Combined                $ 33,027       $ 30,211       $ 59,633
                                  --------       --------       --------
                                  --------       --------       --------

    Earnings per common share:
       TCF                        $    .83       $    .75       $   1.48
                                  --------       --------       --------
                                  --------       --------       --------
       Winthrop                   $    .46       $    .45       $    .85
                                  --------       --------       --------
                                  --------       --------       --------
          Combined                $    .79       $    .72       $   1.42
                                  --------       --------       --------
                                  --------       --------       --------

    BOC FINANCIAL CORPORATION
    On January 16, 1997, TCF completed its purchase of BOC Financial Corporation ("BOC"), an Illinois-based bank holding company with $183.1 million in assets and $168 million in deposits. TCF accounted for the acquisition using the purchase method of accounting.

    STANDARD FINANCIAL, INC.
    On March 17, 1997, TCF and Standard Financial, Inc. ("Standard") signed a definitive merger agreement for TCF to acquire Standard. Standard is a community-oriented thrift institution with $2.6 billion in assets and 14 full-service offices on the southwest side of Chicago and in the nearby southwestern and western suburbs. The transaction will be structured as a cash election merger in which holders of Standard's common stock will have the right to choose either cash or TCF common stock, or a combination of the two. The transaction will be a tax-free exchange for Standard's stockholders to the extent they receive shares of TCF common stock. The merger is subject to approval by Standard's stockholders, and required regulatory filings and approvals, among other conditions. The merger is expected to close in the third quarter of 1997 and be accounted for as a purchase transaction.

                       TCF FINANCIAL CORPORATION AND SUBSIDIARIES

             Item 2. - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

RESULTS OF OPERATIONS

TCF reported record net income of $34.9 million, or 83 cents per common share, for the second quarter of 1997, up 15.6% from $30.2 million, or 72 cents per common share, for the same 1996 period. For the first six months of 1997, TCF reported net income of $68 million, or $1.62 per common share, compared with $59.6 million, or $1.42 per common share, for the same 1996 period. Cash earnings per common share, which exclude amortization of goodwill and deposit base intangibles, were 85 cents and $1.67 for the second quarter and first six months of 1997, respectively, up 14.9% and 15.2% from 74 cents and $1.45 for the same 1996 periods. Return on average assets was 1.90% and 1.86% for the second quarter and first six months of 1997, respectively, compared with 1.67% and 1.63% for the same 1996 periods. Return on average realized common equity was 21.35% and 21.28% for the second quarter and first six months of 1997, respectively, compared with 20.35% and 20.33% for the same 1996 periods.

NET INTEREST INCOME

Net interest income for the second quarter of 1997 was a record $92.6 million, up 3.9% from $89.2 million for the second quarter of 1996. The net interest margin for the second quarter of 1997 was a record 5.41%, up from 5.27% for the same 1996 period. Net interest income for the first six months of 1997 totaled $182.7 million, up 3.3% from $176.9 million for the same 1996 period. The net interest margin for the first six months of 1997 was 5.36%, up from 5.17% for the same period in 1996. TCF's net interest income and net interest margin increased primarily due to the growth of higher-yielding consumer loans, commercial business loans, direct financing leases and lower-cost retail deposits. Changes in net interest income are dependent upon the movement of interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Maintaining net interest margin growth is dependent on TCF's ability to generate higher yielding assets and lower-cost retail deposits. Competition for checking, savings and money market deposits, an important source of lower cost funds for TCF, has intensified among depository and other financial institutions. TCF may experience compression in its net interest margin if the rates paid on deposits increase. See "Asset/Liability Management - Interest-Rate Risk" and "Financial Condition - Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the second quarter and first six months of 1997 as compared to the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                   Three Months Ended                             Six Months Ended
                                                     June 30, 1997                                 June 30, 1997
                                              Versus Same Period in 1996                    Versus Same Period in 1996
                                       ----------------------------------------      ---------------------------------------
                                              Increase (Decrease) Due to                    Increase (Decrease) Due to
                                       ----------------------------------------      ---------------------------------------
(In thousands)                          Volume             Rate         Total         Volume            Rate         Total
                                       ---------        ---------     ---------      ---------       ---------     ---------
Securities available for sale          $  2,545         $   108       $  2,653       $  3,355        $   330       $  3,685
                                       ---------        ---------     ---------      ---------       ---------     ---------
Loans held for sale                        (729)           (128)          (857)        (1,739)          (179)        (1,918)
                                       ---------        ---------     ---------      ---------       ---------     ---------
Loans and leases:
  Residential real estate                (5,063)            -           (5,063)       (11,234)          (617)       (11,851)
  Commercial real estate                 (2,145)            256         (1,889)        (4,375)           283         (4,092)
  Commercial business                       791              12            803          1,066             84          1,150
  Consumer                                4,371           1,851          6,222         13,396         (2,303)        11,093
  Lease financing                         1,769            (327)         1,442          3,636           (827)         2,809
                                       ---------        ---------     ---------      ---------       ---------     ---------
     Total loans and leases                (277)          1,792          1,515          2,489         (3,380)          (891)
                                       ---------        ---------     ---------      ---------       ---------     ---------
Investments:
  Interest-bearing deposits
     with banks                              75             109            184            195            107            302
  Federal funds sold                        (12)            (12)           (24)            (1)            (4)            (5)
  U.S. Government and other
     marketable securities
     held to maturity                         2             -                2              4            -                4
  FHLB stock                                (44)             12            (32)          (133)             5           (128)
  FRB stock                                 190             -              190            190            -              190
                                       ---------        ---------     ---------      ---------       ---------     ---------
     Total investments                      211             109            320            255            108            363
                                       ---------        ---------     ---------      ---------       ---------     ---------
        Total interest income             1,750           1,881          3,631          4,360         (3,121)         1,239
                                       ---------        ---------     ---------      ---------       ---------     ---------
Deposits:
  Checking                                   14             (15)            (1)            20            (67)           (47)
  Passbook and statement                     (7)            195            188            (49)           228            179
  Money market                               56             152            208            168            186            354
  Certificates                             (477)            306           (171)        (2,060)          (740)        (2,800)
                                       ---------        ---------     ---------      ---------       ---------     ---------
     Total deposits                        (414)            638            224         (1,921)          (393)        (2,314)
                                       ---------        ---------     ---------      ---------       ---------     ---------
Borrowings:
  Securities sold under
     repurchase agreements               (1,083)            260           (823)        (2,870)           336         (2,534)
  FHLB advances                          (1,059)            649           (410)        (2,400)         1,121         (1,279)
  Discounted lease rentals                  793              42            835            956            159          1,115
  Subordinated debt                         421            (174)           247            950           (445)           505
  Collateralized obligations                (11)             27             16            (24)             8            (16)
  Other borrowings                           98              (1)            97            (39)           (21)           (60)
                                       ---------        ---------     ---------      ---------       ---------     ---------
     Total borrowings                      (841)            803            (38)        (3,427)         1,158         (2,269)
                                       ---------        ---------     ---------      ---------       ---------     ---------
        Total interest expense           (1,255)          1,441            186         (5,348)           765         (4,583)
                                       ---------        ---------     ---------      ---------       ---------     ---------
Net interest income                    $  3,005         $   440       $  3,445        $ 9,708        $(3,886)      $  5,822
                                       ---------        ---------     ---------      ---------       ---------     ---------
                                       ---------        ---------     ---------      ---------       ---------     ---------


PROVISIONS FOR CREDIT LOSSES

TCF provided $4.1 million for credit losses in the second quarter of 1997, compared with $7.3 million for the same prior-year period. In the first six months of 1997, TCF provided $5.6 million for credit losses, compared with $10.2 for the same 1996 period. At June 30, 1997, the allowances for loan and lease and real estate losses and industrial revenue bond reserves totaled $74.9 million, compared with $74.7 million at year-end 1996. See "Financial Condition - Allowances for Loan and Lease and Real Estate Losses and Industrial Revenue Bond Reserves."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income.
Excluding gains on sales of branches, non-interest income increased $6.9 million, or 15.9%, to $50.1 million for the second quarter of 1997, compared with $43.3 million for the same period in 1996. For the first six months of 1997, non-interest income, excluding gains on sales of branches, totaled $96.9 million, compared with $83.3 million for the same period in 1996. The increases were primarily due to increases in fee and service charge revenues, automated teller machine ("ATM") network revenues, leasing revenues and gains on sales of securities available for sale.

Fee and service charge revenues totaled $28.3 million and $54 million for the second quarter and first six months of 1997, respectively, representing increases of 13.3% from $25 million and $47.6 million for the same 1996 periods. These increases are primarily due to expanded retail banking activities.

ATM network revenues totaled $3.7 million and $7.2 million for the second quarter and first six months of 1997, respectively, representing increases of 40.2% and 40.5% from $2.6 million and $5.1 million for the same 1996 periods. This increase reflects TCF's efforts to provide banking services through its ATM network. TCF expanded its network of ATMs to 1,033 at June 30, 1997, installing 84 ATMs during the second quarter of 1997. The Company anticipates installing additional ATMs during the remainder of 1997.

Title insurance revenues totaled $3.3 million and $6 million during the second quarter and first six months of 1997, respectively, compared with $3.6 million and $7.2 million for the same 1996 periods. Title insurance revenues in 1996 were positively affected by an industry-wide increase in residential real estate loan originations and refinancing activities. Title insurance revenues are cyclical in nature and are largely dependent on the level of residential real estate loan originations and refinancings.

Leasing revenues totaled $8 million and $14.4 million for the second quarter and first six months of 1997, respectively, representing increases of 30.7% and 24.6% from $6.1 million and $11.5 million for the same 1996 periods. Leasing revenues are based on customer demand and fluctuate depending on the manner and timing in which leasing revenues are recognized over the term of each particular lease. The recognition of leasing revenues is also a function of lease classifications as determined in accordance with generally accepted accounting principles.

Gains on sales of securities available for sale totaled $1.1 million and $2.5 million for the second quarter and first six months of 1997, respectively, an increase of $1.1 million and $2.4 million from the amounts recognized during the same periods in 1996. Gains or losses on securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

Results for the first six months of 1997 include a pretax gain of $1.6 million on the sale of $150 million of third-party loan servicing rights. TCF periodically sells and purchases loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $4.3 billion at June 30, 1997, compared to $4.5 billion at December 31, 1996.

During the second quarter of 1997, TCF recognized a $2.8 million gain on the sale of two Michigan branches, compared with a $480,000 gain on the sale of one Wisconsin branch during the same 1996 period. Results for the first six months of 1996 also include a $1.2 million gain on the sale of two Michigan branches.

NON-INTEREST EXPENSE

Non-interest expense totaled $84.1 million for the second quarter of 1997, including $1.5 million of non-recurring merger-related costs recognized in connection with the acquisition of Winthrop, up 10.4% from $76.2 million for the same 1996 period. For the first six months of 1997, non-interest expense totaled $165.3 million, up 6.5% from $155.3 million for the same 1996 period. Compensation and employee benefits expense totaled $42.9 million and $84.3 million for the 1997 second quarter and first six months, respectively, compared with $37.2 million and $75.2 million for the same periods in 1996. The increased expenses in 1997 were primarily due to costs associated with expanded retail banking activities.

Federal deposit insurance premiums and assessments totaled $1.1 million and $2.1 million for the second quarter and first six months of 1997, respectively, compared with $3.2 million and $6.4 million for the same periods in 1996. The decrease reflects a reduction, effective January 1, 1997, in the rate charged to TCF by the Federal Deposit Insurance Corporation for federal deposit insurance premiums from 23 basis points to 6.50 basis points as a result of Federal legislation enacted on September 30, 1996 to recapitalize the Savings Association Insurance Fund.

Amortization of goodwill and other intangibles totaled $1.2 million and $2.4 million for the second quarter and first six months of 1997, respectively, compared with $893,000 and $1.8 million for the same 1996 periods. The increases are due to the amortization of goodwill and deposit base intangibles resulting from the acquisition of BOC.

Other expense totaled $20.1 million and $38.6 million for the second quarter and first six months of 1997, respectively, compared with $17.7 million and $36.5 million for the same 1996 periods. The increase for the second quarter of 1997 reflects the recognition of $1.5 million of non-recurring merger-related costs in connection with TCF's acquisition of Winthrop, as previously mentioned.

INCOME TAXES

TCF recorded income tax expense of $22.4 million and $43.6 million for the second quarter and first six months of 1997, or 39.1% of income before income tax expense, respectively, compared with $19.2 million and $36.8 million, or 38.9% and 38.1%, for the comparable 1996 periods. The higher rate in 1997 reflects the impact of relatively higher non-deductible expenses, including increased goodwill amortization resulting from the acquisition of BOC, and higher state tax rates due to business expansion.

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

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, and competition. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. TCF's one-year adjusted interest-rate gap was a negative $180 million, or (2)% of total assets, at June 30, 1997, compared with a positive $114 million, or 2% of total assets, at December 31, 1996.

FINANCIAL CONDITION

INVESTMENTS

Total investments decreased $374.1 million from year-end 1996 to $82.1 million at June 30, 1997, reflecting decreases of $371.9 million in interest-bearing deposits with banks and $15.9 million in FHLB stock, partially offset by the purchase of $13.6 million in FRB stock in connection with the conversion of TCF's banking subsidiaries to national banks.

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Securities available for sale increased $181.5 million from year-end 1996 to $1.2 billion at June 30, 1997. The increase reflects the acquisition of $83.1 million of securities available for sale as part of the BOC transaction and purchases of $375.4 million of securities available for sale, partially offset by sales of $194.9 million and payment and prepayment activity. At June 30, 1997, TCF's securities available-for-sale portfolio included $1.1 billion and $60.9 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:

                                     At June 30, 1997                At December 31, 1996
                                --------------------------        --------------------------
                                 Amortized         Fair           Amortized        Fair
(In thousands)                     Cost            Value             Cost          Value
                                -----------      -----------      -----------    -----------
U.S. Government and other
  marketable securities         $      -         $      -         $     32       $     32
Mortgage-backed securities:
  FHLMC                            657,499          659,382        318,441        317,177
  FNMA                             410,053          410,688        539,475        542,147
  GNMA                              84,504           87,854        112,732        116,388
  Private issuer                    22,084           21,995         23,272         22,531
  Collateralized mortgage
   obligations                       1,318            1,207          1,432          1,311
                                -----------      -----------      -----------    -----------
                                $1,175,458       $1,181,126       $995,384       $999,586
                                -----------      -----------      -----------    -----------
                                -----------      -----------      -----------    -----------

LOANS HELD FOR SALE

Education and residential real estate loans held for sale are carried at the lower of cost or market. Education loans held for sale increased $1.9 million and residential real estate loans held for sale increased $20 million from year-end 1996, respectively, and totaled $148.2 million and $77.5 million at June 30, 1997.

LOANS AND LEASES

The following table sets forth information about loans and leases held in TCF's portfolio, excluding loans held for sale:

                                                     At            At
                                                 June 30,     December 31,
(In thousands)                                     1997          1996
                                              ------------    ------------
Residential real estate                         $2,180,102     $2,261,237
                                              ------------    ------------

Commercial real estate:
  Apartments                                       315,653        336,038
  Other permanent                                  467,486        466,624
  Construction and development                      71,642         58,394
                                              ------------    ------------
                                                   854,781        861,056
                                              ------------    ------------
    Total real estate                            3,034,883      3,122,293
                                              ------------    ------------
Commercial business                                198,499        156,712
                                              ------------    ------------
Consumer:
  Home equity                                    1,423,791      1,293,871
  Automobile and marine                            405,871        416,535
  Loans secured by deposits                          8,367          8,230
  Other secured                                     20,020         19,106
  Unsecured                                         52,921         63,324
                                              ------------    ------------
                                                 1,910,970      1,801,066
                                              ------------    ------------
Lease financing:
  Direct financing leases                          290,920        265,161
  Sales-type leases                                 42,614         50,532
  Lease residuals                                   27,185         26,028
                                              ------------    ------------
                                                   360,719        341,721
                                              ------------    ------------
                                                 5,505,071      5,421,792
Less:
  Unearned discounts on loans purchased              2,259          2,441
  Deferred loan fees, net                            5,353          6,129
  Unearned discounts and finance charges
     on loans, net                                  70,910         75,539
  Deferred lease costs                              (7,262)        (6,705)
  Unearned lease income                             46,851         46,971
  Unearned lease residual income                     4,604          4,497
                                              ------------    ------------
                                                $5,382,356     $5,292,920
                                              ------------    ------------
                                              ------------    ------------

Loans and leases increased $89.4 million from year-end 1996 to $5.4 billion at June 30, 1997, of which $33.9 million was due to the acquisition of BOC. Residential real estate loans totaled $2.2 billion at June 30, 1997, a decrease of $81.1 million from December 31, 1996. This decrease reflects payment and prepayment activity, partially offset by the origination and retention of $118.5 million of residential real estate loans.

Consumer loans increased $109.9 million from year-end 1996 to $1.9 billion at June 30, 1997, reflecting a $129.9 million increase in home equity loans.
The growth in home equity loans reflects TCF's expanded consumer lending and consumer finance operations. Consumer loan growth in recent years reflects TCF's emphasis on expanding its portfolio of higher-yielding, shorter-term loans, including home equity loans. At June 30, 1997, TCF's average home equity line of credit was approximately $38,000 and the average loan balance outstanding was approximately $21,000, or 55% of the available line.

TCF has significantly expanded its consumer finance operations in recent years and had 61 consumer finance offices in 16 states as of June 30, 1997. TCF's consumer finance loan portfolio totaled $520.7 million at June 30, 1997, compared with $496.3 million at December 31, 1996. The Company intends to concentrate on increasing the outstanding loan balances of its existing consumer finance offices and improving the profitability of its consumer finance subsidiaries before considering any further expansion of this operation.

The consumer finance subsidiaries primarily originate automobile and home equity loans and purchase automobile loans. The average individual balance of consumer finance automobile and marine loans, and home equity loans were $8,000 and $30,000, respectively, at June 30, 1997. At June 30, 1997 and December 31, 1996, automobile and marine loans comprised $302.4 million, or 58.1%, and $299.6 million, or 60.4%, respectively, of total consumer finance loans. At June 30, 1997 and December 31, 1996, home equity loans comprised $211.2 million, or 40.6%, and $185.2 million, or 37.3%, respectively, of total consumer finance loans. TCF's consumer finance subsidiaries are seeking to increase the percentage of home equity loans to total consumer finance loans over time. Home equity loans originated by the Company's consumer finance subsidiaries are generally closed-end.

Through their purchases of automobile loans, TCF's consumer finance subsidiaries provide indirect financing. The Company's consumer finance subsidiaries serve as an alternative source of financing to customers who might otherwise not be able to obtain financing from more traditional sources. Included in the consumer finance loans at June 30, 1997 are $249 million of sub-prime automobile and marine loans which carry a higher level of credit risk and higher interest rates. The term sub-prime refers to the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate. There can be no assurances that the Company's sub-prime lending criteria are the same as those utilized by other lenders. Loans classified as sub-prime are to borrowers that because of significant past credit problems or limited credit histories are unable to obtain credit from traditional sources.

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

Many of the consumer finance offices are relatively new and are outside TCF's traditional market areas. The geographic location of consumer finance loans may change significantly in future periods. The following table sets forth the geographic locations (based on the location of the office originating or purchasing the loan) of TCF's consumer finance loan portfolio:

                                        At June 30, 1997        At December 31, 1996
                                    ----------------------    ------------------------
                                       Loan                     Loan
(Dollars in thousands)               Balance       Percent     Balance         Percent
                                    --------       -------    --------         -------
  Illinois                          $132,588        25.5%     $132,474           26.7%
  Minnesota                           98,523        18.9        99,279           20.0
  Florida                             39,574         7.6        33,458            6.7
  Georgia                             35,962         6.9        32,270            6.5
  Michigan                            32,680         6.3        23,214            4.7
  Wisconsin                           31,570         6.1        33,328            6.7
  North Carolina                      29,135         5.6        24,137            4.9
  Missouri                            24,438         4.7        26,185            5.3
  Tennessee                           19,647         3.8        17,313            3.5
  Kentucky                            15,858         3.0        17,198            3.5
  Ohio                                15,836         3.0        15,503            3.1
  Mississippi                         15,610         3.0        15,579            3.1
  Other                               29,271         5.6        26,398            5.3
                                    --------       -------    --------         -------
     Total consumer finance loans   $520,692       100.0%     $496,336         100.0%
                                    --------       -------    --------         -------
                                    --------       -------    --------         -------

TCF's bank and consumer finance subsidiaries have also initiated the origination of home equity loans with loan-to-value ratios in excess of 80%, and up to 100%, that may carry no private mortgage insurance. These loans carry a higher level of credit risk and higher interest rates.

Commercial real estate loans decreased $6.3 million from year-end 1996 to $854.8 million at June 30, 1997. Commercial business loans increased $41.8 million in the first six months of 1997 to $198.5 million at June 30, 1997, of which $24.6 million relates to the acquisition of BOC. TCF is seeking to expand its commercial real estate and commercial business lending activity to borrowers located in its primary midwestern markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. These loans generally have larger individual balances and a greater inherent risk of loss. The risk of loss is difficult to quantify and is subject to fluctuations in real estate values. At June 30, 1997, approximately 92% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. At June 30, 1997, the average individual balance of commercial real estate loans and commercial business loans was $520,000 and $262,000, respectively.

Included in performing loans at June 30, 1997 are commercial real estate loans aggregating $2.9 million with terms that have been modified in troubled debt restructurings, compared with $3 million at December 31, 1996.

At June 30, 1997, the recorded investment in loans that are considered to be impaired was $5.3 million. All of these loans were on non-accrual status. Included in this amount are $4.7 million of impaired loans for which the related allowance for credit losses is $902,000 and $554,000 of impaired loans that, as a result of write-downs, do not have a specific allowance for credit losses.
The average recorded investment in impaired loans during the three and six months ended June 30, 1997 was $8.8 million and $9.5 million, respectively. For the three and six months ended June 30, 1997, TCF recognized interest income on impaired loans of $133,000 and $289,000, of which

$108,000 and $255,000, respectively, was recognized using the cash basis method of income recognition.

Lease financings increased $19 million from year-end 1996 to $360.7 million at June 30, 1997, reflecting a $25.8 million increase in direct financing leases, partially offset by a $7.9 million decrease in sales-type leases. TCF entered the lease financing business as a result of its acquisition of Winthrop.

Winthrop provides a range of comprehensive lease finance products addressing the financing needs of diverse companies through four product groups. The Value Added Lease, which has been Winthrop's primary focus, generally has a term from two to five years and is entered into with large organizations (generally corporations with revenue of $50 million or more). Such leases typically range from $250,000 to $20 million and cover high-technology equipment and business-essential equipment. These leases are flexible in structure to accommodate equipment additions and upgrades to meet customers' changing needs. Small Ticket Lease are typically less than $250,000, have lease terms of between two and five years, and cover business-essential equipment. Winthrop developed the Small Ticket Lease in response to the expanding technological needs of increasing numbers of small, growing businesses. Leasing to small, growing businesses is inherently more risky than leasing to large, established corporations. The Enterprise Lease is designed to meet the needs of large corporations with influence over multiple business entities (for example, franchise operations). The Enterprise Lease integrates the Value Added Lease and the Small Ticket Lease for organizations in need of enterprise-wide equipment and systems solutions. Through the Wholesale Lease, Winthrop acts as a lease broker that, for a fee, arranges lease financing with other leasing companies for a variety of unrelated brokers and vendors. The Wholesale Lease is generally sold to an outside funding source and does not become part of Winthrop's lease portfolio.

Winthrop's standard lease agreements are entered into with each customer and are noncancelable "net" leases which contain provisions under which the customer, upon acceptance of the equipment, must make all lease payments regardless of any defects in the equipment and which require the customer to maintain and service the equipment, insure the equipment against casualty loss and pay all property, sales and other taxes related to the equipment. Winthrop typically retains ownership of the equipment it leases and, in the event of default by the customer, Winthrop, or the financial institution who has provided non-recourse financing for a particular lease, may declare the customer in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the equipment. Upon completion of the initial term of the lease, the customer may: (1) return the equipment to Winthrop; (2) renew the lease for an additional term; or in certain circumstances (3) purchase the equipment. If the equipment is returned to Winthrop, it is either re-leased to another customer or sold into the secondary-user marketplace.

Winthrop's ability to arrange financing is important to its business. Winthrop in prior periods has arranged permanent financing of Value Added Leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates. The proceeds from the assignment of the lease rentals are equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the financial institutions. Interest rates obtained under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the customer, the term of the lease and the prevailing interest rates. For a lease discounted on a non-recourse basis, the other financial institution has no recourse against Winthrop unless Winthrop is in default of the terms of the agreement under which the lease and the leased equipment are assigned to the other financial institution as collateral. The other financial institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the customer occur under the terms of the lease.

TCF is seeking to expand its leasing activity to achieve growth over time. Value Added Leases generally have larger individual balances and a greater inherent risk of loss. TCF also plans to fund certain Value Added Leases over time, and thereby retain the credit risk on such leases. Small Ticket Leases generally carry a higher level of credit risk and higher interest rates and represent an increased risk of loss in the event of adverse economic conditions such as a recession.

TCF believes that it has in place experienced personnel and acceptable standards for maintaining the credit quality of its lease portfolio, but no assurance can be given as to the level of future delinquencies and lease charge-offs.

Future minimum lease payments for direct financing and sales-type leases as of June 30, 1997 are as follows (in thousands):

Period            Payments to         Payments to be
Ending            be Received        Received by Other
December 31,        by TCF         Financial Institutions      Total
------------      -----------      ----------------------      -----
1997               $14,903               $ 59,443           $ 74,346
1998                17,153                 97,238            114,391
1999                18,174                 64,590             82,764
2000                 7,328                 32,374             39,702
2001                 3,554                 16,542             20,096
2002                   540                  1,193              1,733
                   -------               --------           --------
                   $61,652               $271,380           $333,032
                   -------               --------           --------
                   -------               --------           --------

ALLOWANCES FOR LOAN AND LEASE AND REAL ESTATE LOSSES AND INDUSTRIAL REVENUE BOND RESERVES

A summary of the activity of the allowances for loan and lease and real estate losses and industrial revenue bond reserves, and selected statistics follows (dollars in thousands):

                                                 Three Months Ended                       Six Months Ended
                                                   June 30, 1997                            June 30, 1997
                                          ----------------------------------- ------------------------------------
                                                         Industrial                           Industrial
Allowance for Loan and Lease              Allowance for   Revenue             Allowance for    Revenue
  Losses and Industrial Revenue           Loan and         Bond                Loan and        Bond
    Bond Reserves:                        Lease Losses    Reserves    Total   Lease Losses     Reserves    Total
                                          -------------  ----------  -------- -------------   ----------  --------
Balance at beginning of period             $72,873        $1,610     $74,483    $71,865        $1,660     $73,525
 Acquired balance (1)                         -             -           -         1,653           -         1,653
 Provision for credit losses                 4,147           (50)      4,097      5,695          (100)      5,595
 Charge-offs                                (6,626)          -        (6,626)   (11,946)          -       (11,946)
 Recoveries                                  2,072           -         2,072      5,199           -         5,199
                                          -------------  ----------  -------- -------------   ----------  --------
   Net charge-offs                          (4,554)          -        (4,554)    (6,747)          -        (6,747)
                                          -------------  ----------  -------- -------------   ----------  --------
Balance at end of period                   $72,466        $1,560     $74,026    $72,466        $1,560     $74,026
                                          -------------  ----------  -------- -------------   ----------  --------
                                          -------------  ----------  -------- -------------   ----------  --------
Ratio of annualized net loan and lease
 charge-offs to average loans and leases
 outstanding, excluding loans held
 for sale                                      .34%                               .25%

Allowance for loan and lease losses as
 a percentage of gross loan and lease
 balances, excluding loans held for sale       1.32%                              1.32%

-------------------------
(1) Reflects acquisition of BOC.


                                                 Three Months Ended                       Six Months Ended
                                                   June 30, 1996                            June 30, 1996
                                          ----------------------------------- ------------------------------------
                                                         Industrial                           Industrial
Allowance for Loan and Lease              Allowance for   Revenue             Allowance for    Revenue
  Losses and Industrial Revenue           Loan and         Bond                Loan and        Bond
    Bond Reserves:                        Lease Losses    Reserves    Total   Lease Losses     Reserves    Total
                                          -------------  ----------  -------- -------------   ----------  --------
Balance at beginning of period                $67,474      $1,760     $69,234     $66,290      $1,960     $68,250
 Provision for credit losses                    7,324         -         7,324      10,426        (200)     10,226
 Charge-offs                                   (7,108)       (100)     (7,208)    (10,694)       (100)    (10,794)
 Recoveries                                     2,517         -         2,517       4,185         -         4,185
                                              -------      ------     -------     -------      ------     -------
   Net charge-offs                             (4,591)       (100)     (4,691)     (6,509)       (100)     (6,609)
                                              -------      ------     -------     -------      ------     -------
Balance at end of period                      $70,207      $1,660     $71,867     $70,207      $1,660     $71,867
                                              -------      ------     -------     -------      ------     -------
                                              -------      ------     -------     -------      ------     -------
Ratio of annualized net loan and lease
 charge-offs to average loans and
 leases outstanding, excluding loans
 held for sale                                    .34%                               .24%

Allowance for loan and lease losses as
 a percentage of gross loan and lease
 balances, excluding loans held for sale         1.27%                              1.27%


                                    Three Months Ended       Six Months Ended
Allowance for Real Estate Losses:        June 30,                 June 30,
                                     1997        1996        1997       1996
                                    ------      ------      ------      ------
Balance at beginning of period      $1,137      $1,331      $1,127      $1,526
 Provision for losses                  (60)       (151)         38         297
 Charge-offs                          (207)        (31)       (295)       (674)
                                    ------      ------      ------      ------
Balance at end of period            $  870      $1,149      $  870      $1,149
                                    ------      ------      ------      ------
                                    ------      ------      ------      ------

TCF has experienced an increase in the level of net loan charge offs related to its consumer finance portfolio. As a result, net loan charge offs as a percentage of average loans outstanding for TCF's consumer finance portfolio were 3.07% and 2.95% for the second quarter and six months ended June 30, 1997, respectively, compared with 2.25% and 1.96% for the same periods of 1996. In addition, the net loan charge-offs as a percentage of average loans outstanding for TCF's indirect consumer finance portfolio was 4.34% for the second quarter and six months ended June 30, 1997, compared with 3.35% and 3.00% for the same periods in 1996.

On an ongoing basis, TCF's loan, lease and real estate portfolios are reviewed and analyzed as to credit risk, performance, collateral value and quality. The allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for estimated loan and lease losses. Management's judgment as to the adequacy of the allowance is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, the level of non-performing assets, net charge-offs, geographic location and prevailing economic conditions. The allowance for loan and lease losses is established for known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Loans and leases are charged off to the extent they are deemed to be uncollectible. The unallocated portion of TCF's allowance for loan and lease losses totaled $23.9 million at June 30, 1997, compared with $22.4 million at December 31, 1996.

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

TCF guarantees certain industrial development and housing revenue bonds issued by municipalities to finance commercial and multi-family real estate owned by third parties. The balance of such financial guarantees at June 30, 1997 was $12.1 million, compared with $12.2 million at December 31, 1996. Management has considered these guarantees in its review of the adequacy of the industrial revenue bond reserves, which are included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

The adequacy of the allowances for loan, lease and real estate losses and industrial revenue bond reserves is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans and leases. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. These estimates are reviewed periodically and adjustments, if necessary, are reported in the provisions for credit and real estate losses in the periods in which they become known. Management believes the allowances for loan and lease and real estate losses and industrial revenue bond reserves are adequate.

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and leases and real estate acquired through foreclosure) totaled $40.4 million at June 30, 1997, down $6 million from the December 31, 1996 total of $46.3 million. The decrease in non-performing assets reflects the disposition of certain of Great Lakes' remaining problem assets, partially offset by a $1.2 million increase in consumer finance non-performing assets. Approximately 69.5% of non-performing assets at June 30, 1997 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest unless such loans and leases are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:

                                             At           At
                                          June 30,    December 31,
(Dollars in thousands)                      1997          1996
                                         --------     ------------
Non-accrual loans and leases (1):
 Consumer:
   Bank lending                           $ 2,288       $ 1,746
   Consumer finance lending                12,392        11,726
                                          -------       -------
                                           14,680        13,472
 Residential real estate                    4,191         3,996
 Commercial real estate                     3,369         7,604
 Commercial business                          287         1,149
 Lease financing                               71           176
                                          -------       -------
                                           22,598        26,397
Real estate and other assets (2)           17,771        19,937
                                          -------       -------
 Total non-performing assets              $40,369       $46,334
                                          -------       -------
                                          -------       -------

Non-performing assets as a percentage
 of net loans and leases                      .76%          .89%
Non-performing assets as a percentage
 of total assets                              .55           .62

(1) Included in total loans and leases in the Consolidated Statements of Financial Condition.

(2) Includes residential real estate of $9.1 million and $8.3 million, commercial real estate of $690,000 and $2.7 million and automobiles of $2.7 million and $3.2 million at June 30, 1997 and December 31, 1996, respectively.

TCF had no accruing loans and leases 90 days or more past due at June 30, 1997. The over 30-day delinquency rate on TCF's loans and leases (excluding loans held for sale and non-accrual loans and leases) was .70% of gross loans and leases outstanding at June 30, 1997, compared with 1.02% at year-end 1996. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

                               At June 30, 1997       At December 31, 1996
                           ------------------------  ------------------------
                                         Percentage                 Percentage
                           Principal of Gross Loans   Principal of Gross Loans
(Dollars in thousands)     Balances      and Leases   Balances      and Leases
                           ---------     ----------   ---------     ----------
Consumer:
 Bank lending               $ 7,702          .58%      $ 7,473         .61%
 Consumer finance lending    20,259         3.53        21,515        3.86
                            -------                    -------
                             27,961         1.47        28,988        1.62
Residential real estate       6,601          .30         8,330         .37
Commercial real estate          899          .11         5,114         .60
Commercial business             286          .14             9         .01
Lease financing               2,403          .67        12,342        3.61
                            -------                    -------
                            $38,150          .70       $54,783        1.02
                            -------                    -------
                            -------                    -------

TCF's over 30-day delinquency rate on gross consumer loans was 1.47% at June 30, 1997, down from 1.62% at year-end 1996. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially consumer finance loans. TCF's over 30-day delinquency rate on gross consumer finance loans was 3.53% at June 30, 1997, compared with 3.86% at December 31, 1996. TCF's over 30-day delinquency rate on gross automobile and marine and home equity consumer finance loans was 4.15% and 2.44% at June 30, 1997, compared with 4.24% and 3.09%, respectively, at December 31, 1996. Consumer finance lending is generally considered to involve a higher level of credit risk. TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality that are consistent with its goals for expanding its portfolio of these higher-yielding loans, but no assurance can be given as to the level of future delinquencies and loan charge-offs.

In addition to the non-accrual and restructured loans, there were commercial real estate and commercial business loans with an aggregate principal balance of $16.6 million outstanding at June 30, 1997 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $16 million of such loans at December 31, 1996. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

DEPOSITS

Deposits totaled $5.2 billion at June 30, 1997, up $265.9 million from December 31, 1996, of which $160.9 million was due to the acquisition of BOC. Lower interest-cost checking, savings and money market deposits totaled $2.8 billion, up $148.7 million from year-end 1996, and comprised 52.9% of total deposits at June 30, 1997. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The Company's weighted average rate for deposits, including non-interest bearing deposits, increased to 3.34% at June 30, 1997 from 3.29% at December 31, 1996. The following table summarizes TCF's deposits:

                               At June 30, 1997             At December 31, 1996
                        -----------------------------  ----------------------------
                        Weighted                       Weighted
                        Average                  % of  Average                % of
(Dollars in thousands)    Rate      Amount      Total   Rate      Amount     Total
                        --------  ----------   ------  --------  ---------- ------
Checking:
  Non-interest bearing  0.00%     $  785,077    15.0%   0.00%    $  694,824   14.0%
  Interest bearing      1.05         516,138     9.8    1.04        517,947   10.4
                                  ----------   ------            ----------  ------
                         .41       1,301,215    24.8     .45      1,212,771   24.4
                                  ----------   ------            ----------  ------
Passbook and statement  1.82         839,827    16.0    1.75        783,026   15.7
Money market            3.12         635,348    12.1    3.10        631,922   12.7
Certificates            5.45       2,467,184    47.1    5.33      2,349,911   47.2
                                  ----------   ------            ----------  ------
                        3.34      $5,243,574   100.0%   3.29     $4,977,630  100.0%
                                  ----------   ------            ----------  ------
                                  ----------   ------            ----------  ------


Certificates had the following remaining maturities:

                               At June 30, 1997                         At December 31, 1996
                  -----------------------------------------  -----------------------------------------
                                                  Weighted                                   Weighted
(Dollars in       Negotiable                       Average   Negotiable                       Average
  millions)         Rate      Other     Total       Rate        Rate      Other      Total     Rate
                  ---------  --------  --------  ----------  ----------  -------   --------  --------
Maturity:
0-3 months        $121.8     $  419.6  $  541.4    5.03%     $ 81.2      $  539.7  $  620.9    5.16%
4-6 months          26.4        494.8     521.2    5.35        26.1         452.0     478.1    5.17
7-12 months         20.9        695.7     716.6    5.52         6.6         543.2     549.8    5.28
13-24 months         1.2        483.8     485.0    5.71         1.7         464.8     466.5    5.54
25-36 months          .1        111.2     111.3    5.80          .1         130.3     130.4    5.68
37-48 months          .1         59.1      59.2    6.00          .1          48.1      48.2    5.86
49-60 months          -          23.0      23.0    6.20          -           42.8      42.8    6.35
Over 60 months        -           9.5       9.5    5.51          -           13.2      13.2    5.66
                  ------     --------  --------              ------      --------  --------
                  $170.5     $2,296.7  $2,467.2    5.45      $115.8      $2,234.1  $2,349.9    5.33
                  ------     --------  --------              ------      --------  --------
                  ------     --------  --------              ------      --------  --------

BORROWINGS

Borrowings totaled $1.3 billion as of June 30, 1997, down $358.8 million from $1.7 billion at year-end 1996. The decrease was primarily due to a decrease of $500 million in FHLB advances, partially offset by an increase of $47.8 million in securities sold under repurchase agreements, $54.3 million in discounted lease rentals and $44.9 million in TCF's treasury, tax and loan note payable. The weighted average rate on borrowings increased to 6.51% at June 30, 1997, from 6.19% at December 31, 1996. At June 30, 1997, borrowings with a maturity of one year or less totaled $826 million.

TCF's borrowings consist of the following:

                                               At June 30, 1997        At December 31, 1996
                                            -----------------------   ----------------------

                                                           Weighted                Weighted
                                   Year of                  Average                 Average
(Dollars in thousands)            Maturity    Amount         Rate       Amount       Rate
                                  --------  ----------     --------   ----------   ---------
Securities sold under
 repurchase agreements             1997     $  273,485        5.69%   $  225,732      5.88%
                                   1998         68,000        6.18        68,000      6.18
                                            ----------                ----------
                                               341,485        5.79       293,732      5.95
                                            ----------                ----------
Federal Home Loan Bank
 advances                          1997        162,509        5.76       766,514      5.51
                                   1998        435,300        5.82       310,300      5.88
                                   1999         35,000        5.92        41,000      5.98
                                   2000          8,074        7.24         8,074      7.24
                                   2001            -           -          15,000      6.97
                                   2008            147        6.15           152      6.17
                                            ----------                ----------
                                               641,030        5.83     1,141,040      5.66
                                            ----------                ----------

Discounted lease rentals           1997         50,622        8.83        78,885      9.22
                                   1998         84,535        8.84        58,406      8.70
                                   1999         58,100        8.93        31,789      8.82
                                   2000         29,638        9.04        13,883      8.90
                                   2001         15,787        9.22         2,641      9.05
                                   2002          1,177        8.77           -         -
                                            ----------                ----------
                                               239,859        8.91       185,604      8.96
                                            ----------                ----------

Subordinated debt:
 Convertible subordinated
   debentures                      1997            -           -           7,149      7.25
 Senior subordinated
   debentures                      2003         28,750        9.50        28,750      9.50
 Senior subordinated
   debentures                      2006          6,248       18.00         6,248     18.00
                                            ----------                ----------
                                                34,998       11.02        42,147     10.38
                                            ----------                ----------
Collateralized obligations:
 Collateralized notes              1997         37,500        6.19        37,500      5.94
   Less unamortized discount                        13         -              28       -
                                            ----------                ----------
                                                37,487        6.19        37,472      5.94
                                            ----------                ----------
 Collateralized mortgage
   obligations                     2008          1,248        6.50         1,555      6.50
                                   2010          1,670        5.90         1,622      5.90
                                            ----------                ----------
                                                 2,918        6.16         3,177      6.19
   Less unamortized discount                       108         -             144       -
                                            ----------                ----------
                                                 2,810        6.36         3,033      6.44
                                            ----------                ----------
                                                40,297        6.20        40,505      5.98
                                            ----------                ----------
Other borrowings:
 Bank line of credit               1997          1,700        6.47           -         -
 Treasury tax and loan note        1997         50,000        5.69         5,131      5.21
 Other                             1997            -           -              13      7.60
                                            ----------                ----------
                                                51,700        5.72         5,144      5.21
                                            ----------                ----------
                                            $1,349,369        6.51    $1,708,172      6.19
                                            ----------                ----------
                                            ----------                ----------

During the 1997 second quarter, TCF called for redemption the convertible subordinated debentures (the "Debentures") at par plus accrued and unpaid interest to the date of redemption. The Debentures were convertible into TCF common stock at a conversion price of $17.04 per share. TCF issued approximately 419,000 shares of common stock in connection with the conversion of the remaining $7.1 million of Debentures.

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

STOCKHOLDERS' EQUITY

Stockholders' equity at June 30, 1997 was $701.1 million, or 9.5% of total assets, up from $630.7 million, or 8.5% of total assets, at December 31, 1996. The increase in stockholders' equity is primarily the result of net income of $68 million for the first six months of 1997, the June 3, 1997 secondary offering of 700,000 shares of TCF common stock for net proceeds of $29.3 million and the issuance of 419,000 shares of TCF common stock in connection with the conversion of the remaining $7.1 million of Debentures, partially offset by the repurchase of 647,900 shares of TCF's common stock at a cost of $27.3 million and the payment of $16 million in common stock dividends.

On January 20, 1997, TCF's Board of Directors (the "Board") authorized the repurchase of up to 5% of TCF's common stock, or approximately 1.7 million shares. On February 25, 1997, TCF announced that the Board had formally rescinded TCF's common stock repurchase program in connection with the Company's merger with Winthrop.

On April 23, 1997, TCF's shareholders approved an increase in the number of authorized shares of TCF common stock from 70,000,000 to 140,000,000.

On July 21, 1997, TCF declared a quarterly dividend of 25 cents per common share payable on August 29, 1997 to stockholders of record as of August 8, 1997.

On June 30, 1997, TCF's bank subsidiaries exceeded their regulatory capital requirements and believe that they would be considered "well-capitalized" under guidelines established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

On June 3, 1997, TCF announced that it had completed a public offering of 700,000 shares of its common stock at a price of $43.375 per share. The purpose of the offering was to meet one of the criteria for TCF's merger with Winthrop to be accounted for as a pooling of interests. The net proceeds of $29.3 million will be used for payment of a portion of the cash consideration to be paid in connection with the acquisition of Standard. If the merger with Standard does not occur, the net proceeds will be used for working capital and for general corporate purposes.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 supersedes the standards for computing EPS previously found in Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented.

Disclosure of earnings per share calculated in accordance with APB No. 15 is contained in Exhibit 11. The following presentation illustrates proforma basic and diluted EPS based on the provisions of SFAS No. 128 (dollars in thousands, except per share data):

                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                          ---------------------------   --------------------------
                                                             1997           1996           1997             1996
                                                          ----------     ----------     ----------      ----------
Weighted average number of common shares outstanding
 used in basic earnings per common share calculation      40,646,491     40,782,640     40,517,886      41,010,527

 Dilutive effect of stock option and restricted
   stock plans after application of treasury
   stock method                                              628,810        572,989        652,860         586,498
 Dilutive effect from assumed conversion of 71/4%
   convertible subordinated debentures                       280,554        421,009        349,936         423,308
                                                          ----------     ----------     ----------      ----------

Weighted average number of shares outstanding adjusted
 for effect of dilutive securities                        41,555,855     41,776,638     41,520,682      42,020,333
                                                          ----------     ----------     ----------      ----------
                                                          ----------     ----------     ----------      ----------

Net income available to common shareholders               $   34,935     $   30,211     $   67,962      $   59,633
Add:  Interest expense on 71/4% convertible subordinated
 debentures, net of tax                                           53             80            132             163
                                                          ----------     ----------     ----------      ----------
Income available to common shareholders including
 effect of dilutive securities                            $   34,988     $   30,291     $   68,094      $   59,796
                                                          ----------     ----------     ----------      ----------
                                                          ----------     ----------     ----------      ----------

Basic earnings per common share                           $      .86     $      .74     $     1.68      $     1.45
                                                          ----------     ----------     ----------      ----------
                                                          ----------     ----------     ----------      ----------

Diluted earnings per common share                         $      .84     $      .73     $     1.64      $     1.42
                                                          ----------     ----------     ----------      ----------
                                                          ----------     ----------     ----------      ----------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. It is too early to determine what effect SFAS No. 130 will have on TCF's financial statements.

In June, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the way that public business enterprises report information about operating segments and certain other information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for financial statements for periods beginning after December 15, 1997. It is too early to determine what effect SFAS No. 131 will have on TCF's financial statements.

FORWARD LOOKING INFORMATION

In recent years, significant new federal legislation has imposed numerous new legal and regulatory requirements on financial institutions. In addition to the uncertainties posed by possible legislative change, there are many other uncertainties that may make TCF's historical performance an unreliable indicator of its future performance, and forward-looking information, including projections of future performance, is subject to numerous possible adverse developments, including but not limited to the possibility of adverse economic developments which may increase default and delinquency risks in TCF's loan and lease portfolios; shifts in interest rates which may result in shrinking interest margins; deposit outflows; interest rates on competing investments; demand for financial services and loan and lease products; increases generally in competitive pressure in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the Federal government; changes in the quality or composition of TCF's loan, lease and investment portfolios; or other significant uncertainties.

TCF's pending acquisition of Standard and its recently completed acquisition of Winthrop are subject to additional uncertainties, including the possibility that the Standard transaction may not be completed or, if completed, the possible failure to fully realize or realize within the expected time frame expected cost savings from either transaction; lower than expected income or revenues following the transactions, or higher than expected operating costs; business disruption relating to the transactions (both before and after completion); greater than expected costs or difficulties related to the integration of the management of the acquired companies with that of TCF; litigation costs and delays caused by litigation; higher than expected costs in completing the acquisitions or unanticipated regulatory delays or constraints or changes in the proposed transactions imposed by regulatory authorities; declines in TCF's common stock price which permit Standard to elect not to proceed with the transaction; and other unanticipated occurrences which may delay consummation of the Standard transaction, increase the costs related to either transaction or decrease the expected financial benefits of either transaction.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                              Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                At              At             At           At              At            At
(Dollars in thousands                        June 30,         March 31,      Dec. 31,     Sept. 30,       June 30,      March 31,
 except per-share data)                        1997            1997           1996         1996            1996          1996
----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                $7,403,760      $7,317,584     $7,430,487     $7,433,682    $7,340,539      $7,316,569
Investments (1)                                 82,098          60,458        456,195        402,328       157,414          63,136
Securities available for sale                1,181,126       1,242,457        999,586        998,001     1,049,219       1,117,476
Loans and leases                             5,382,356       5,354,941      5,292,920      5,332,800     5,393,769       5,418,564
Deposits                                     5,243,574       5,291,894      4,977,630      5,018,672     5,052,557       5,150,023
Borrowings                                   1,349,369       1,273,411      1,708,172      1,671,598     1,584,493       1,453,895
Stockholders' equity                           701,063         626,716        630,687        599,573       597,632         597,891
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                              June 30,       March 31,      Dec. 31,       Sept. 30,       June 30,       March 31,
                                                1997            1997          1996            1996          1996           1996
----------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                               $157,242        $153,380       $150,452       $153,049      $153,611        $155,772
Interest expense                                64,605          63,289         62,288         63,551        64,419          68,058
                                              --------        --------       --------       --------      --------        --------
  Net interest income                           92,637          90,091         88,164         89,498        89,192          87,714
Provision for credit losses                      4,097           1,498          4,048          6,972         7,324           2,902
                                              --------        --------       --------       --------      --------        --------
  Net interest income after provision
  for credit losses                             88,540          88,593         84,116         82,526        81,868          84,812
                                              --------        --------       --------       --------      --------        --------
Non-interest income:
  Gain on sale of loans                            -               -              810          4,633           -               -
  Gain on sale of loan servicing                   -             1,622            -              -             -               -
  Gain (loss) on sale of securities
     available for sale                          1,093           1,385              2            -              (1)             85
  Gain on sale of branches                       2,810             -            1,022            -             480           1,245
  Other non-interest income                     49,051          43,748         46,340         43,828        43,270          39,898
                                              --------        --------       --------       --------      --------        --------
     Total non-interest income                  52,954          46,755         48,174         48,461        43,749          41,228
                                              --------        --------       --------       --------      --------        --------
Non-interest expense:
  Provision for real estate losses                 (60)             98             15            121          (151)            448
  Amortization of goodwill and other
     intangibles                                 1,161           1,193            881            893           893             873
  FDIC special assessment                          -               -              -           34,803           -               -
  Other non-interest expense                    83,042          79,849         80,575         80,976        75,468          77,731
                                              --------        --------       --------       --------      --------        --------
     Total non-interest expense                 84,143          81,140         81,471        116,793        76,210          79,052
                                              --------        --------       --------       --------      --------        --------
  Income before income tax expense              57,351          54,208         50,819         14,194        49,407          46,988
Income tax expense                              22,416          21,181         18,923          5,346        19,196          17,566
                                              --------        --------       --------       --------      --------        --------
  Net income                                  $ 34,935        $ 33,027       $ 31,896       $  8,848      $ 30,211        $ 29,422
                                              --------        --------       --------       --------      --------        --------
                                              --------        --------       --------       --------      --------        --------
Per common share:
     Net income                               $    .83        $    .79       $    .76       $    .21      $    .72        $    .70
                                              --------        --------       --------       --------      --------        --------
                                              --------        --------       --------       --------      --------        --------
     Dividends declared                       $    .25        $  .1875       $  .1875       $  .1875      $  .1875        $ .15625
                                              --------        --------       --------       --------      --------        --------
                                              --------        --------       --------       --------      --------        --------
FINANCIAL RATIOS:
Return on average assets (2)                      1.90%           1.82%          1.81%           .49%         1.67%           1.59%
Return on average realized common equity (2)     21.35           21.26          20.81           5.82         20.35           20.21
Return on average common equity (2)              21.37           21.26          20.78           5.89         20.51           19.93
Average total equity to average assets            8.91            8.56           8.73           8.40          8.14            7.99
Net interest margin (2)(3)                        5.41            5.31           5.37           5.36          5.27            5.07

(1) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity, FHLB stock and FRB stock.
(2) Annualized.
(3) Net interest income divided by average interest-earning assets.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                        Supplementary Information (Continued)

             Consolidated Average Balance Sheets, Interest and Dividends
                Earned or Paid, and Related Interest Yields and Rates

                                           Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                               1997                                        1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Interest                                       Interest
                                           Average                         Yields and    Average                          Yields and
(Dollars in thousands)                     Balance          Interest(1)     Rates (2)    Balance         Interest(1)       Rates (2)
                                         -----------        -----------    ----------   ----------       -----------      ----------
Assets:
 Securities available
   for sale(3)                            $1,202,582         $ 43,207           7.19%   $1,107,850        $ 39,522           7.13%
                                         -----------        -----------                 ----------       -----------

 Loans held for sale                         195,729            7,192           7.35       242,890           9,110           7.50
                                         -----------        -----------                 ----------       -----------

 Loans and leases:
   Residential real
     estate                                2,210,259           87,091           7.88     2,496,653          98,942           7.93
   Commercial real estate                    848,535           38,146           8.99       946,205          42,238           8.93
   Commercial business                       190,325            8,432           8.86       166,289           7,282           8.76
   Consumer                                1,782,502          107,116          12.02     1,574,064          96,023          12.20
   Lease financing                           313,477           16,889          10.78       246,636          14,080          11.42
                                         -----------        -----------                 ----------       -----------
     Total loans
     and leases(4)                         5,345,098          257,674           9.64     5,429,847         258,565           9.52
                                         -----------        -----------                 ----------       -----------

 Investments:
   Interest-bearing
     deposits with banks                      14,011              382           5.45         5,481              80           2.92
   Federal funds sold                          1,959               52           5.31         2,002              57           5.69
   U.S. Government and
     other marketable
     securities held
     to maturity                               3,925              102           5.20         3,774              98           5.19
   FHLB stock                                 50,693            1,823           7.19        54,450           1,951           7.17
   FRB stock                                   6,307              190           6.03           -               -               -
                                         -----------        -----------                 ----------       -----------
     Total investments                        76,895            2,549           6.63        65,707           2,186           6.65
                                         -----------        -----------                 ----------       -----------
       Total interest-
         earning assets                    6,820,304          310,622           9.11     6,846,294         309,383           9.04
                                                            -----------    ----------                    -----------      ----------
 Other assets(5)                             484,657                                       467,923
                                         -----------                                    ----------
   Total assets                           $7,304,961                                    $7,314,217
                                         -----------                                    ----------
                                         -----------                                    ----------


Liabilities and
 Stockholders' Equity:
  Noninterest-bearing
   deposits                               $  743,388                                    $  579,811
                                         -----------                                    ----------
  Interest-bearing
   deposits:
     Checking                                520,357            2,811           1.08       517,271           2,858           1.11
     Passbook and
       statement                             803,062            7,483           1.86       809,225           7,304           1.81
     Money market                            641,399            9,883           3.08       630,132           9,529           3.02
     Certificates                          2,445,335           65,179           5.33     2,523,475          67,979           5.39
                                         -----------        -----------                 ----------       -----------
       Total interest-
         bearing
         deposits                          4,410,153           85,356           3.87     4,480,103          87,670           3.91
                                         -----------        -----------                 ----------       -----------

 Borrowings:
   Securities sold
      under repurchase
      agreements and
      federal funds
      purchased                              433,323           12,286           5.67       535,635          14,837           5.54
   FHLB advances                             628,921           18,232           5.80       712,740          19,511           5.47
   Discounted lease rentals                  207,395            8,586           8.28       184,156           7,471           8.11
   Subordinated debt                          40,958            1,494           7.30        17,569             989          11.26
   Collateralized
      obligations                             40,312            1,270           6.30        41,074           1,286           6.26
   Other borrowings                           22,141              670           6.05        22,811             713           6.25
                                         -----------        -----------                 ----------       -----------
      Total borrowings                     1,373,050           42,538           6.20     1,513,985          44,807           5.92
                                         -----------        -----------                 ----------       -----------

       Total interest-
         bearing
         liabilities                       5,783,203          127,894           4.42     5,994,088         132,477           4.42
                                                            -----------    ----------                    -----------      ----------

  Other liabilities(5)                       139,080                                       151,691
                                         -----------                                    ----------
    Total liabilities                      6,665,671                                     6,725,590
                                         -----------                                    ----------

  Stockholders' equity:(5)
    Preferred equity                             -                                             -

    Common equity                            639,290                                       588,627
                                         -----------                                    ----------
       Total stockholders'
         equity                              639,290                                       588,627
                                         -----------                                    ----------
    Total liabilities
      and stockholders'
      equity                              $7,304,961                                    $7,314,217
                                         -----------                                    ----------
                                         -----------                                    ----------
Net interest income                                          $182,728                                     $176,906
                                                            -----------                                  -----------
                                                            -----------                                  -----------
Net interest rate spread                                                        4.69%                                        4.62%
                                                                           ----------                                     ----------
                                                                           ----------                                     ----------

Net interest margin                                                             5.36%                                        5.17%
                                                                           ----------                                     ----------
                                                                           ----------                                     ----------

(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $109,000 and $202,000 was recognized during the six months ended June 30, 1997 and 1996, respectively.
(2)  Annualized.
(3) Average balance and yield of securities available for sale is based upon the historical amortized cost balance.
(4) Average balance of loans and leases includes non-accrual loans and leases and is presented net of unearned income.
(5)  Average balance is based upon month-end balances.

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

On November 2, 1993, TCF National Bank Minnesota ("TCF Minnesota") filed a complaint in the United States Court of Federal Claims seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. TCF Minnesota's claim is based on the government's breach of contract in connection with TCF Minnesota's acquisitions of certain savings institutions prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), which contracts allowed TCF Minnesota to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable
regulatory accounting treatment.   The United States has not yet answered TCF
Minnesota's complaint. TCF Minnesota's complaint involves approximately $80.3 million in supervisory goodwill.

In August 1995, Great Lakes National Bank Michigan ("Great Lakes") filed with the United States Court of Federal Claims a complaint seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. Great Lakes' claim is based on the government's breach of contract in connection with Great Lakes' acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which contracts allowed Great Lakes to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. The United States has not yet answered Great Lakes' complaint. Great Lakes' complaint involves approximately $87.3 million in supervisory goodwill.

On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 64 U.S.L.W. 4739 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings are now proceeding to trials before the Court of Federal Claims on the issue of damages. One of these trials commenced on February 24, 1997, and the other is currently scheduled to begin on January 20, 1998. In connection with the trials in those cases, the Court of Federal Claims in December of 1996 denied the government's motion seeking to preclude the plaintiffs in these cases from offering evidence regarding the scope and extent of any lost profits they suffered as a result of the government's breach.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 24, 1997, a special meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of May 20, 1997 in connection with the matter indicated below. Following is a brief description of the matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to such matter:


                                                   Vote
                                ----------------------------------------------
                                             Against or              Broker
                                   For        Withheld    Abstain    Nonvote
                                ----------   ----------  ---------   ---------
1. Reorganization between TCF
   and Winthrop.                24,743,118     141,538     75,352     98,025


On April 23, 1997, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of March 7, 1997 in connection with the three matters indicated below. Following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter:

                                                      Vote
                                   ---------------------------------------------
                                                Against or              Broker
                                      For        Withheld    Abstain    Nonvote
                                   ----------   ----------  ---------   --------
1. Election of Directors:
      Bruce G. Allbright           30,394,050      163,282      N/A       N/A
      Robert J. Delonis            30,296,153      261,179      N/A       N/A
      John M. Eggemeyer, III       30,393,539      163,793      N/A       N/A
      Daniel F. May                30,393,500      163,832      N/A       N/A
      William F. Bieber            30,289,993      267,339      N/A       N/A

2. Ratification of KPMG Peat
   Marwick LLP as independent
   public accountants for 1997.    30,418,949       72,941    65,442        0

3. Approval of an increase in the
   number of authorized shares of
   TCF common stock.               28,479,332    1,962,877   115,123        0

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    See Index to Exhibits on page 36 of this report.

(b) Reports on Form 8-K.

    A Current Report on Form 8-K, dated April 11, 1997, was filed in connection with TCF's announcement that it had completed the conversion of its savings bank subsidiaries to national banks and had become a national bank holding company. A Current Report on Form 8-K, dated May 21, 1997, was filed in connection with TCF's announcement that its wholly-owned subsidiary, Great Lakes National Bank Michigan, would redeem its remaining $7.1 million of 7 1/4% convertible subordinated debentures due 2011. A Current Report on Form 8-K, dated May 30, 1997, was filed in connection with TCF's announcement that Great Lakes National Bank Michigan will open six branches at Kroger Company of Michigan stores and TCF's announcement that it had reached an agreement to sell the branches and deposits of Great Lakes National Bank Ohio to Fifth Third Bancorp. A Current Report on Form 8-K, dated June 5, 1997, was filed in connection with the increase of TCF's authorized common stock from 70,000,000 to 140,000,000 shares. A Current Report on Form 8-K, dated June 12, 1997, was filed in connection with TCF's announcements that the Federal Reserve Board approved the acquisition of Winthrop, that a public offering of 700,000 shares of its common stock at a price of $43.375 per share had been completed and that the issuance of approximately 419,000 shares of common stock would occur in connection with the conversion by holders of the Great Lakes National Bank Michigan $7.1 million of 7 1/4% convertible subordinated debentures due 2011. A Current Report on Form 8-K, dated July 1, 1997, was filed in connection with TCF's announcement that it had completed its acquisition of Winthrop following approval of the transaction by shareholders of TCF and Winthrop and that TCF had obtained the consent of the holders of Winthrop's 9.50% Senior Notes due 2003 (the "Notes") to amendments to the Bond Indenture under which the Notes were issued that eliminated certain covenants in return for the addition of TCF as a co-obligor of the Notes.

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


Dated:  August 13, 1997

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                  INDEX TO EXHIBITS
                                    FOR FORM 10-Q

   Exhibit                                                        Sequentially
   Number                         Description                     Numbered Page
   -------                        -----------                     -------------
    4(a)                Copies of instruments with respect               N/A
                        to long-term debt will be furnished
                        to the Securities and Exchange
                        Commission upon request.

    11                  Computation of Earnings Per Common Share         37