Form 10-Q
period 1997-09-30
TCF FINANCIAL CORP
filed 1997-11-14
CIK 814184

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


                [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                           For the quarterly period ended
                                  September 30, 1997

                                          or

                [ ]  Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                  __________________

                                   Commission File
                                      No. 0-16431
                                  __________________


                             TCF FINANCIAL CORPORATION
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



          Delaware                                      41-1591444
-------------------------------            -------------------------------
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

                Yes    X                       No
                      ---                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
           Class                                  October 31, 1997
----------------------------                      -----------------
Common Stock, $.01 par value                      46,356,060 shares

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                        INDEX




Part I.  Financial Information                                          Pages


    Item 1.  Financial Statements


         Consolidated Statements of Financial Condition
           at September 30, 1997 and December 31, 1996 . . . . . . . .      3


         Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 1997 and 1996 . .      4


         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1997 and 1996 . . . . . . .      5


         Consolidated Statements of Stockholders' Equity for
           the Year Ended December 31, 1996 and for the
           Nine Months Ended September 30, 1997. . . . . . . . . . . .      6


         Notes to Consolidated Financial Statements. . . . . . . . . .   7-10


    Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the Three
         and Nine Months Ended September 30, 1997 and 1996 . . . . . .  11-31


         Supplementary Information . . . . . . . . . . . . . . . . . .  32-33


Part II.  Other Information


    Items 1-6. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34-35


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36


Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .     37

                            PART I - FINANCIAL INFORMATION

                            ITEM 1.  Financial Statements

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Financial Condition (Dollars in thousands, except per-share data)
                                     (Unaudited)


                                                                                 AT                  AT
                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                1997                 1996
                                                                            -------------        ------------
                                         ASSETS
Cash and due from banks                                                        $  258,465         $  236,446
Interest-bearing deposits with banks                                                9,092            386,224
Federal funds sold                                                                 21,000                -
U.S. Government and other marketable securities
    held to maturity (fair value of $4,000 and $3,910)                              4,000              3,910
Federal Home Loan Bank stock, at cost                                              73,926             66,061
Federal Reserve Bank stock, at cost                                                22,243                -
Securities available for sale (amortized cost of $1,612,444
    and $995,384)                                                               1,628,126            999,586
Loans held for sale                                                               236,858            203,869
Loans and leases:
    Residential real estate                                                     3,612,155          2,261,237
    Commercial real estate                                                        882,532            861,056
    Commercial business                                                           222,332            156,712
    Consumer                                                                    2,036,075          1,801,066
    Lease financing                                                               407,228            341,721
    Unearned discounts and deferred fees                                         (108,290)          (128,872)
                                                                               ----------         -----------
    Total loans and leases                                                      7,052,032          5,292,920
    Allowance for loan and lease losses                                           (82,039)           (71,865)
                                                                               ----------         -----------
    Net loans and leases                                                        6,969,993          5,221,055
Premises and equipment                                                            164,426            129,785
Real estate                                                                        13,976             15,771
Accrued interest receivable                                                        57,895             42,173
Due from brokers                                                                   41,520                -
Goodwill                                                                          179,721             15,431
Deposit base intangibles                                                           20,644             10,843
Mortgage servicing rights                                                          19,372             17,360
Other assets                                                                       74,897             81,973
                                                                               ----------         -----------
                                                                               $9,796,154         $7,430,487
                                                                               ----------         -----------
                                                                               ----------         -----------
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Checking                                                                   $1,410,980         $1,212,771
    Passbook and statement                                                      1,147,137            783,026
    Money market                                                                  690,230            631,922
    Certificates                                                                3,728,340          2,349,911
                                                                               ----------         -----------
         Total deposits                                                         6,976,687          4,977,630
                                                                               ----------         -----------
Securities sold under repurchase agreements and federal
    funds purchased                                                                98,534            293,732
Federal Home Loan Bank advances                                                 1,281,344          1,141,040
Discounted lease rentals                                                          238,308            185,604
Subordinated debt                                                                  34,998             42,147
Collateralized obligations                                                         40,172             40,505
Other borrowings                                                                   61,089              5,144
                                                                               ----------         -----------
         Total borrowings                                                       1,754,445          1,708,172
Accrued interest payable                                                           25,450             20,666
Accrued expenses and other liabilities                                            119,620             93,332
                                                                               ----------         -----------
         Total liabilities                                                      8,876,202          6,799,800
                                                                               ----------         -----------
Stockholders' equity:
    Preferred stock, par value $.01 per share, 30,000,000
         shares authorized; none issued and outstanding                                 -                -
    Common stock, par value $.01 per share, 140,000,000 shares
         authorized; 46,330,294 and 42,621,116 shares issued                          463                426
    Additional paid-in capital                                                    453,733            274,746
    Unamortized deferred compensation                                             (24,381)            (7,693)
    Retained earnings, subject to certain restrictions                            480,674            402,109
    Loan to Executive Deferred Compensation Plan                                      (17)               (68)
    Unrealized gain on securities available for sale, net                           9,480              2,376
    Treasury stock, at cost, 1,185,018 shares in 1996                                   -             (41,209)
                                                                               ----------         -----------
         Total stockholders' equity                                               919,952            630,687
                                                                               ----------         -----------
                                                                                $9,796,154        $7,430,487
                                                                               ----------         -----------
                                                                               ----------         -----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Operations
                        (In thousands, except per-share data)
                                     (Unaudited)



                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                       -----------------------       -----------------------
                                                                           1997         1996           1997           1996
                                                                       --------       --------       --------       --------
Interest income:
  Loans                                                                $132,333       $121,760       $373,118       $366,245
  Lease financing                                                        10,833          7,597         27,722         21,677
  Loans held for sale                                                     4,146          4,351         11,338         13,461
  Securities available for sale                                          24,355         18,228         67,562         57,750
  Investments                                                             1,586          1,113          4,135          3,299
                                                                       --------       --------       --------       --------
  Total interest income                                                 173,253        153,049        483,875        462,432
                                                                       --------       --------       --------       --------
Interest expense:
  Deposits                                                               50,193         42,090        135,549        129,760
  Borrowings                                                             23,206         21,461         65,744         66,268
                                                                       --------       --------       --------       --------
  Total interest expense                                                 73,399         63,551        201,293        196,028
                                                                       --------       --------       --------       --------
  Net interest income                                                    99,854         89,498        282,582        266,404
Provision for credit losses                                               6,341          6,972         11,936         17,198
                                                                       --------       --------       --------       --------
  Net interest income after provision for credit losses                  93,513         82,526        270,646        249,206
                                                                       --------       --------       --------       --------
Non-interest income:
  Fee and service charge revenues                                        25,785         23,458         73,378         66,220
  Leasing revenues                                                        9,299          5,778         23,651         17,295
  ATM network revenues                                                    8,360          5,471         21,960         15,466
  Title insurance revenues                                                3,698          3,294          9,721         10,485
  Commissions on sales of annuities                                       1,991          2,454          6,035          6,989
  Gain on sale of loans held for sale                                     1,825          1,345          3,231          3,422
  Gain on sale of securities available for sale                           2,852              -          5,330             84
  Gain on sale of loan servicing                                              -              -          1,622              -
  Gain on sale of branches                                               10,635              -         13,445          1,725
  Gain on sale of loans                                                       -          4,633              -          4,633
  Other                                                                   2,959          2,028          8,740          7,119
                                                                       --------       --------       --------       --------
  Total non-interest income                                              67,404         48,461        167,113        133,438
                                                                       --------       --------       --------       --------
Non-interest expense:
  Compensation and employee benefits                                     45,055         40,276        129,380        115,451
  Occupancy and equipment                                                14,365         12,810         42,074         38,500
  Advertising and promotions                                              5,228          4,040         15,334         13,545
  Federal deposit insurance premiums and assessments                      1,183          3,172          3,313          9,535
  Amortization of goodwill and other intangibles                         10,559            893         12,913          2,659
  Provision for real estate losses                                          (56)           121            (18)           418
  FDIC special assessment                                                     -         34,803              -         34,803
  Other                                                                  22,019         20,678         60,640         57,144
                                                                       --------       --------       --------       --------
  Total non-interest expense                                             98,353        116,793        263,636        272,055
                                                                       --------       --------       --------       --------
  Income before income tax expense                                       62,564         14,194        174,123        110,589
Income tax expense                                                       25,354          5,346         68,951         42,108
                                                                       --------       --------       --------       --------
  Net income                                                          $  37,210       $  8,848       $105,172      $  68,481
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------
Per common share:
  Net income                                                             $  .85         $  .21        $  2.47        $  1.63
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------
  Dividends declared                                                     $  .25       $  .1875       $  .6875      $  .53125
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (In thousands)
                                      (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     ------------------------------
                                                                           1997            1996
                                                                           ----            ----
Cash flows from operating activities:
  Net income                                                         $  105,172           $  68,481
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                  16,796              14,507
          Amortization of goodwill and other intangibles                 12,913               2,659
          Amortization of fees, discounts and premiums                      125                (349)
          Proceeds from sales of loans held for sale                    422,192             670,133
          Principal collected on loans held for sale                      6,457               8,377
          Originations and purchases of loans held for sale            (487,728)           (633,776)
          Net (increase) decrease in other assets and
            liabilities, and accrued interest                           (28,472)            12,864
          Provisions for credit and real estate losses                   11,918             17,616
          Gain on sale of securities available for sale                  (5,330)               (84)
          Gain on sale of loans                                               -             (4,633)
          Gain on sale of branches                                      (13,445)            (1,725)
          Gain on sale of loan servicing                                 (1,622)               -
          Other, net                                                     (5,954)            (1,496)
                                                                     ----------           ---------
            Total adjustments                                           (72,150)            84,093
                                                                     ----------           ---------
              Net cash provided by operating activities                  33,022            152,574
                                                                     ----------           ---------
Cash flows from investing activities:
  Principal collected on loans and leases                             1,311,659          1,425,271
  Loan originations                                                  (1,392,855)        (1,274,304)
  Purchase of equipment for lease financing                            (140,879)          (125,129)
  Proceeds from sales of loans                                                -             46,411
  Net (increase) decrease in interest-bearing deposits
     with banks                                                         465,375           (323,067)
  Proceeds from sales of securities available for sale                  416,945             16,630
  Proceeds from maturities of and principal collected on
     securities available for sale                                      280,643            159,068
  Purchases of securities available for sale                           (382,761)               -
  Proceeds from redemption of FHLB stock                                 15,880             11,054
  Purchase of FRB stock                                                 (22,663)               -
  Net (increase) decrease in short-term federal funds sold               24,000             (5,000)
  Proceeds from sales of loan servicing                                   2,286                -
  Purchases of premises and equipment                                   (23,201)           (18,026)
  Acquisitions of Standard Financial, Inc. and BOC Financial
     Corporation, net of cash acquired                                 (218,896)               -
  Sales of deposits, net of cash paid                                  (171,174)           (31,679)
  Other, net                                                             26,345             12,149
                                                                     ----------           ---------
     Net cash provided (used) by investing activities                   190,704           (106,622)
                                                                     ----------           ---------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                   134,774           (139,935)
  Proceeds from securities sold under repurchase agreements
     and federal funds purchased                                      8,481,194          9,535,723
  Payments on securities sold under repurchase agreements
     and federal funds purchased                                     (8,676,392)        (9,507,116)
  Proceeds from FHLB advances                                           818,825          1,139,667
  Payments on FHLB advances                                          (1,114,611)        (1,113,712)
  Proceeds from discounted lease rentals                                126,630             58,949
  Proceeds from subordinated debt                                             -             28,750
  Proceeds from other borrowings                                        502,229            295,232
  Payments on collateralized obligations and other borrowings          (446,766)          (322,536)
  Proceeds from issuance of common stock                                 29,266             13,726
  Repurchases of common stock                                           (27,316)           (37,630)
  Payments of dividends on common stock                                 (26,607)           (19,626)
  Other, net                                                             (2,933)            (3,730)
                                                                     ----------           ---------
     Net cash used by financing activities                             (201,707)           (72,238)
                                                                     ----------           ---------
Net increase in cash and due from banks                                  22,019            (26,286)
Cash and due from banks at beginning of period                          236,446            232,792
                                                                     ----------           ---------
Cash and due from banks at end of period                             $  258,465         $  206,506
                                                                     ----------           ---------
                                                                     ----------           ---------
Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest on deposits and borrowings                             $  196,685         $  181,392
                                                                     ----------           ---------
                                                                     ----------           ---------
     Income taxes                                                     $  77,261          $  71,783
                                                                     ----------           ---------
                                                                     ----------           ---------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Stockholders' Equity
                                (Dollars in thousands)
                                     (Unaudited)


                                                                                                UNREALIZED
                                                                                      LOAN TO     GAIN
                                                                   UNAMOR-            EXECUTIVE (LOSS) ON
                                                                   TIZED              DEFERRED  SECURITIES
                                                       ADDITIONAL DEFERRED             COMPEN-   AVAILABLE
                              NUMBER OF COMMON  COMMON  PAID-IN    COMPEN-  RETAINED   SATION    FOR SALE,  TREASURY
                               SHARES ISSUED    STOCK   CAPITAL    SATION   EARNINGS   PLAN       NET        STOCK         TOTAL
                              ----------------  ------ ---------- --------- --------  --------- ----------- --------     --------
Balance, December 31, 1995,
  as originally reported          35,604,531      $356  $243,122  $(11,195) $283,821     $(131)  $11,702  $      -       $527,675
Adjustments for pooling
  of interests                     6,121,860        61     9,483         -    45,180         -         -         -         54,724
                                  ----------      ----  --------  --------  --------     -----   -------  --------       --------
Balance, December 31, 1995,
  as restated                     41,726,391       417   252,605   (11,195)  329,001      (131)   11,702         -        582,399
Net income                                 -         -         -         -   100,377         -         -         -        100,377
Dividends on common stock                  -         -         -         -   (26,595)        -         -         -        (26,595)
Purchase of 1,190,068 shares to
  be held in treasury                      -         -         -         -         -         -         -   (41,382)       (41,382)
Issuance of 36,400 shares of
  restricted stock, of which
  3,000 shares were from
  treasury                            33,400         -     4,520    (4,609)        -         -         -       102             13
Repurchase and retirement of
  shares                             (33,471)        -       (52)        -      (674)        -         -         -           (726)
Issuance of shares of common
  stock, net                         582,450         6    13,720         -         -         -         -         -         13,726
Grant of 2,050 shares of
  restricted stock to outside
  directors from treasury                  -         -       295      (366)        -         -         -        71              -
Cancellation of shares of
  restricted stock                   (23,200)        -      (636)      574         -         -         -         -            (62)
Amortization of deferred
  compensation                             -         -         -     7,903         -         -         -         -          7,903
Exercise of stock options            328,330         3     4,171         -         -         -         -         -          4,174
Issuance of common stock on
  conversion of convertible
  debentures                           7,216         -       123         -         -         -         -         -            123
Payments on loan to Executive
  Deferred Compensation Plan               -         -         -         -         -        63         -         -             63
Change in unrealized gain (loss)
  on securities available for
  sale, net                                -         -         -         -         -         -    (9,326)        -         (9,326)
                                  ----------      ----  --------  --------  --------     -----   -------  --------       --------
Balance, December 31, 1996        42,621,116       426   274,746    (7,693)  402,109       (68)    2,376   (41,209)       630,687
Net income                                 -         -         -         -   105,172         -         -         -        105,172
Dividends on common stock                  -         -         -         -   (26,607)        -         -         -        (26,607)
Issuance of 700,000 shares of
  common stock from treasury, net          -         -     2,532         -         -         -         -    26,734         29,266
Issuance of 3,850,000 shares of
  common stock to effect purchase
  acquisition, of which
  597,134 were from treasury       3,252,866        33   162,969         -         -         -         -    22,805        185,807
Purchase of 647,900 shares to
  be held in treasury                      -         -         -         -         -         -         -   (27,316)       (27,316)
Repurchase and retirement
  of shares                              (43)        -        (2)        -         -         -         -         -             (2)
Issuance of 464,600 shares of
  restricted stock, of which
  434,600 shares were from
  treasury                            30,000         -     5,834   (21,002)        -         -         -    15,168              -
Grant of 11,992 shares of
  restricted stock to outside
  directors from treasury                  -         -       306      (725)        -         -         -       419              -
Issuance of 66,892 shares of
  treasury stock to employee
  benefit plans                            -         -       375         -         -         -         -     2,555          2,930
Amortization of deferred
  compensation                             -         -         -     5,039         -         -         -         -          5,039
Exercise of stock options, of
  which 22,300 shares were
  from treasury                        6,822         -      (172)        -         -         -         -       844            672
Issuance of common stock on
  conversion of convertible
  debentures                         419,533         4     7,145         -         -         -         -         -          7,149
Payments on loan to Executive
  Deferred Compensation Plan               -         -         -         -         -        51         -         -             51
Change in unrealized gain on
  securities available for
  sale, net                                -         -         -         -         -         -     7,104         -          7,104
                                  ----------      ----  --------  --------  --------     -----   -------  --------       --------
Balance, September 30, 1997       46,330,294      $463  $453,733  $(24,381) $480,674    $  (17) $  9,480      $  -       $919,952
                                  ----------      ----  --------  --------  --------     -----   -------  --------       --------
                                  ----------      ----  --------  --------  --------     -----   -------  --------       --------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                       TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                     (Unaudited)


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

(2) NATIONAL BANK CONVERSION

    On April 7, 1997, TCF completed the conversion of its savings bank subsidiaries to national banks and TCF became a national bank holding company. In connection with the national bank conversions, TCF chartered two new national bank subsidiaries, Great Lakes National Bank Ohio ("Great Lakes Ohio") and TCF National Bank Colorado ("TCF Colorado"). During the third quarter of 1997, TCF sold all eight branches and related deposits of Great Lakes Ohio. TCF now operates five national bank subsidiaries: TCF National Bank Minnesota ("TCF Minnesota"), TCF National Bank Illinois ("TCF Illinois"), TCF National Bank Wisconsin, TCF Colorado and Great Lakes National Bank Michigan ("Great Lakes Michigan").

(3) EARNINGS PER COMMON SHARE

    The weighted average number of common and common equivalent shares outstanding used to compute earnings per common share were 43,926,378 and 41,924,963 for the three months ended September 30, 1997 and 1996, respectively, and 42,546,153 and 41,974,405 for the nine months ended September 30, 1997 and 1996, respectively.

(4) BUSINESS COMBINATIONS AND ACQUISITIONS

    WINTHROP RESOURCES CORPORATION
    On June 24, 1997, TCF completed its acquisition of Winthrop Resources Corporation ("Winthrop"), a Minneapolis-based financial services company with $363 million in assets. Winthrop leases computers, telecommunications equipment, point-of-sale systems and other business-essential equipment to companies nationwide. In connection with the acquisition, TCF issued approximately 6.7 million shares of its common stock for all of the outstanding common shares of Winthrop. TCF also assumed the obligation to issue common stock upon the exercise of the outstanding employee and director options to purchase Winthrop common stock. Winthrop is operated as a direct subsidiary of TCF Minnesota.

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

    Certain operating financial data previously reported by TCF and Winthrop on a separate basis and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:


                                                        THREE MONTHS ENDED
                                                   -----------------------------     NINE MONTHS ENDED
(In thousands, except                             MARCH 31,         SEPTEMBER 30,       SEPTEMBER 30,
  per-share data)                                   1997                1996                1996
                                                  --------          -------------    -----------------
  Interest income:
     TCF                                           $145,136            $145,380            $440,667
     Winthrop                                         8,244               7,669              21,765
                                                   --------            --------            --------
     Combined                                      $153,380            $153,049            $462,432
                                                   --------            --------            --------
                                                   --------            --------            --------
  Net interest income:
     TCF                                          $  86,018           $  85,794            $256,124
     Winthrop                                         4,073               3,704              10,280
                                                   --------            --------            --------
     Combined                                     $  90,091           $  89,498            $266,404
                                                   --------            --------            --------
                                                   --------            --------            --------
  Non-interest income:
     TCF                                          $  40,381           $  42,683            $116,144
     Winthrop                                         6,374               5,778              17,294
                                                   --------            --------            --------
     Combined                                     $  46,755           $  48,461            $133,438
                                                   --------            --------            --------
                                                   --------            --------            --------
  Net income:
     TCF (1)                                      $  28,931            $  5,296           $  58,234
     Winthrop                                         4,096               3,552              10,247
                                                   --------            --------            --------
     Combined                                     $  33,027            $  8,848           $  68,481
                                                   --------            --------            --------
                                                   --------            --------            --------
  Earnings per common share:
     TCF (1)                                         $  .83              $  .15             $  1.64
                                                   --------            --------            --------
                                                   --------            --------            --------
     Winthrop                                        $  .46              $  .40             $  1.25
                                                   --------            --------            --------
                                                   --------            --------            --------
     Combined                                        $  .79              $  .21             $  1.63
                                                   --------            --------            --------
                                                   --------            --------            --------

    (1)  After FDIC special assessment.

    BOC FINANCIAL CORPORATION
    On January 16, 1997, TCF completed its purchase of BOC Financial Corporation ("BOC"), an Illinois-based bank holding company with $183.1 million in assets and $168 million in deposits. TCF accounted for the acquisition using the purchase method of accounting.

    STANDARD FINANCIAL, INC.
    On September 4, 1997, TCF acquired all of the outstanding common stock of Standard Financial, Inc. ("Standard"), a community-oriented thrift institution with $2.6 billion in assets, $1.9 billion in deposits, and 14 full-service offices on the southwest side of Chicago and in the nearby southwestern and western suburbs, for a purchase price of $423.7 million, which consisted of $237.9 million in cash, including payments of $20.8 million to the holders of all of the outstanding employee and director options to purchase Standard common stock, and 3,850,000 shares of TCF common stock.

    The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Standard have been included in TCF's consolidated financial statements from September 4, 1997. The excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed of approximately $151 million has been recorded as goodwill and is being amortized over 25 years on a straight-line basis. In connection with the acquisition, Standard was merged into TCF's existing Illinois-based wholly owned national bank subsidiary, TCF Illinois.

    The following unaudited pro forma financial information presents the combined results of operations of TCF and Standard as if the acquisition had been effective January 1, 1996 after giving effect to certain adjustments, including amortization and accretion of discounts, premiums, goodwill and deposit base intangibles, foregone interest income resulting from the planned sale of securities available for sale, reduced occupancy and equipment expense resulting from the write-off of certain fixed assets and duplicative data processing hardware and software, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had TCF and Standard constituted a single entity during such periods. TCF expects that the acquisition of Standard will enhance revenues through improved interest rate margins and fee income as a result of expanded product and service offerings to Standard customers. TCF also expects to achieve operating cost savings primarily through reductions in staff and the consolidation of certain functions such as data processing, investments and other back office operations at Standard. The revenue enhancements and operating cost savings are expected to be achieved in various amounts at various times during the years subsequent to the acquisition of Standard and not ratably over, or at the beginning or end of, such periods. No adjustment has been reflected in the following pro forma financial information for the revenue enhancements or anticipated cost savings. See "Financial Condition - Forward Looking Information."



                                                     THREE MONTHS                 NINE MONTHS
                                                  ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
(In thousands, except                         -----------------------       ----------------------
per-share data)                                   1997           1996           1997        1996
                                              --------       --------       --------      --------
                                                                   (unaudited)

Interest income                               $200,343       $189,185       $589,475      $566,305
                                              --------       --------       --------      --------
                                              --------       --------       --------      --------
Net interest income                           $108,244       $103,922       $320,639      $309,186
                                              --------       --------       --------      --------
                                              --------       --------       --------      --------
Non-interest income                          $  68,225      $  50,587       $170,435      $140,006
                                              --------       --------       --------      --------
                                              --------       --------       --------      --------
Net income (1)                               $  34,870       $  4,948       $105,940     $  67,532
                                              --------       --------       --------      --------
                                              --------       --------       --------      --------
Earnings per common share (1)                   $  .75         $  .11        $  2.30       $  1.47
                                              --------       --------       --------      --------
                                              --------       --------       --------      --------

(1)  After FDIC special assessment.

AMERICAN STORES COMPANY

On November 10, 1997, TCF and American Stores Company, parent company of Jewel-Osco, announced the signing of an agreement for TCF Illinois to acquire and operate 76 branches in Jewel-Osco stores in the Chicago area presently operated by Bank of America. TCF Illinois will convert existing deposits by offering TCF Illinois products to Bank of America customers and will assume the fixed assets at those 76 branches and 178 ATMs located in Jewel stores. The agreement is subject to regulatory approval and is expected to close January 30, 1998.

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

             Item 2. - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

RESULTS OF OPERATIONS

TCF reported record net income of $37.2 million, or 85 cents per common share, for the third quarter of 1997, up from $8.8 million, or 21 cents per common share, for the same 1996 period. For the first nine months of 1997, TCF reported net income of $105.2 million, or $2.47 per common share, compared with $68.5 million, or $1.63 per common share, for the same 1996 period. Cash earnings per common share, which exclude amortization of goodwill and deposit base intangibles, were $1.00 and $2.67 for the third quarter and first nine months of 1997, respectively, up from 23 cents and $1.68 for the same 1996 periods.

TCF's 1997 third quarter results reflect a branch reorganization at Great Lakes Michigan and Great Lakes Ohio, including the sale of all eight Great Lakes Ohio branches and related deposits for a net gain of $10.6 million, the accelerated amortization of Great Lakes Michigan's remaining $8.7 million of deposit base intangibles, and the write-off of $1 million of Great Lakes Michigan's teller equipment.

TCF's 1996 third quarter results include a one-time special assessment of $34.8 million from the Federal Deposit Insurance Corporation ("FDIC") to recapitalize the Savings Association Insurance Fund ("SAIF") under federal legislation enacted on September 30, 1996. On an after-tax basis, the FDIC special assessment totaled $21.7 million, or 52 cents per common share.

Net income, excluding the 1996 special assessment, for the third quarter and first nine months of 1997 was $37.2 million and $105.2 million, respectively, up 21.6% and 16.6% from $30.6 million and $90.2 million for the same 1996 periods. On the same basis, net income per common share for the third quarter and first nine months of 1997 was 85 cents and $2.47, respectively, up 16.4% and 14.9% from 73 cents and $2.15 for the same 1996 periods. Cash earnings per common share were $1.00 and $2.67 for the third quarter and first nine months of 1997, respectively, up 33.3% and 21.4% from 75 cents and $2.20 for the same 1996 periods before the special assessment.

Return on average assets was 1.80% and 1.84% for the third quarter and first nine months of 1997, respectively, compared with 1.71% and 1.66% for the same 1996 periods before the special assessment. On the same basis, return on average realized common equity was 19.37% and 20.60% for the third quarter and first nine months of 1997, respectively, compared with 20.13% and 20.27% for the same 1996 periods. As a purchase transaction, TCF's results for periods prior to the Standard acquisition have not been restated for the Standard acquisition. Since Standard's performance ratios were lower than TCF's, the Company's performance ratios for the third quarter of 1997 were negatively impacted by the acquisition of Standard. The Company's performance ratios for the 1997 fourth quarter will be negatively impacted further due to the inclusion of Standard for the entire quarter.

NET INTEREST INCOME

Net interest income for the third quarter of 1997 was a record $99.9 million, up 11.6% from $89.5 million for the third quarter of 1996. The net interest margin for the third quarter of 1997 was 5.24%, compared with 5.36% for the same 1996 period. Net interest income for the first nine months of 1997 totaled $282.6 million, up 6.1% from

$266.4 million for the same 1996 period. The net interest margin for the first nine months of 1997 was 5.31%, up from 5.23% for the same period in 1996. TCF's net interest income increased primarily due to growth of higher-yielding consumer loans, commercial business loans, and direct financing leases and lower-cost retail deposits. TCF's net interest margin for the third quarter of 1997 was negatively impacted by the acquisition of Standard and is expected to decline further in the 1997 fourth quarter due to the impact of Standard's lower net interest margin for the entire quarter. Changes in net interest income are dependent upon the movement of interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Achieving net interest margin growth is dependent on TCF's ability to generate higher yielding assets and lower-cost retail deposits. Competition for checking, savings and money market deposits, an important source of lower cost funds for TCF, has intensified among depository and other financial institutions. TCF may experience compression in its net interest margin if the rates paid on deposits increase. See "Asset/Liability Management - Interest-Rate Risk" and "Financial Condition -Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the third quarter and first nine months of 1997 as compared to the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.



                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1997                          SEPTEMBER 30, 1997
                                                VERSUS SAME PERIOD IN 1996                   VERSUS SAME PERIOD IN 1996
                                                --------------------------                  --------------------------
                                                INCREASE (DECREASE) DUE TO                  INCREASE (DECREASE) DUE TO
                                                --------------------------                  --------------------------
(In thousands)                             VOLUME           RATE          TOTAL         VOLUME           RATE        TOTAL
                                           ------           ----          -----         ------           ----        -----
Securities available for sale            $  6,153         $  (26)      $  6,127       $  9,649         $  163       $  9,812
                                         --------         ------       --------       --------         ------       --------
Loans held for sale                          (161)           (44)          (205)        (1,913)          (210)        (2,123)
                                         --------         ------       --------       --------         ------       --------
Loans and leases:
 Residential real estate                    4,917           (845)         4,072         (7,646)          (133)        (7,779)
 Commercial real estate                    (1,291)           203         (1,088)        (5,777)           597         (5,180)
 Commercial business                        1,372           (134)         1,238          2,409            (21)         2,388
 Consumer                                   7,098           (747)         6,351         18,809         (1,365)        17,444
 Lease financing                            2,239            997          3,236          5,948             97          6,045
                                         --------         ------       --------       --------         ------       --------
 Total loans and leases                    14,335           (526)        13,809         13,743           (825)        12,918
                                         --------         ------       --------       --------         ------       --------
Investments
 Interest-bearing deposits
  with banks                                  133            (55)            78            334             46            380
 Federal funds sold                            21              -             21             17             (1)            16
 U.S. Government and other
  marketable securities
  held to maturity                              2              -              2              6              -              6
 FHLB stock                                   121              8            129            (11)            12              1
 FRB stock                                    243              -            243            433              -            433
                                         --------         ------       --------       --------         ------       --------
  Total investments                           520            (47)           473            779             57            836
                                         --------         ------       --------       --------         ------       --------
   Total interest income                   20,847           (643)        20,204         22,258           (815)        21,443
                                         --------         ------       --------       --------         ------       --------
Deposits:
 Checking                                     135             68            203            156              -            156
 Passbook and statement                       489            371            860            428            611          1,039
 Money market                                 209            131            340            368            326            694
 Certificates                               6,820           (120)         6,700          4,312           (412)         3,900
                                         --------         ------       --------       --------         ------       --------
  Total deposits                            7,653            450          8,103          5,264            525          5,789
                                         --------         ------       --------       --------         ------       --------
Borrowings:
 Securities sold under
  repurchase agreements and
  federal funds purchased                  (3,083)           106         (2,977)        (5,688)           160         (5,528)
 FHLB advances                              2,006            876          2,882           (162)         1,765          1,603
 Discounted lease rentals                   1,332             35          1,367          2,316            166          2,482
 Subordinated debt                           (155)           392            237            830            (88)           742
 Collateralized obligations                    (9)            24             15            (21)            20             (1)
 Other borrowings                             228             (7)           221            190            (12)           178
                                         --------         ------       --------       --------         ------       --------
  Total borrowings                            319          1,426          1,745         (2,535)         2,011           (524)
                                         --------         ------       --------       --------         ------       --------
   Total interest expense                   7,972          1,876          9,848          2,729          2,536          5,265
                                         --------         ------       --------       --------         ------       --------
Net interest income                     $  12,875        $(2,519)     $  10,356      $  19,529        $(3,351)       $16,178
                                         --------         ------       --------       --------         ------       --------
                                         --------         ------       --------       --------         ------       --------

PROVISIONS FOR CREDIT LOSSES

TCF provided $6.3 million for credit losses in the third quarter of 1997, compared with $7 million for the same prior-year period. In the first nine months of 1997, TCF provided $11.9 million for credit losses, compared with $17.2 million for the same 1996 period. At September 30, 1997, the allowances for loan and lease and real estate losses and industrial revenue bond reserves totaled $84.4 million, compared with $74.7 million at year-end 1996. See "Financial Condition - Allowances for Loan and Lease and Real Estate Losses and Industrial Revenue Bond Reserves."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income.
Excluding gains on sales of branches and loans, non-interest income increased $12.9 million, or 29.5%, to $56.8 million for the third quarter of 1997, compared with $43.8 million for the same period in 1996. For the first nine months of 1997, non-interest income, excluding the items noted above, totaled $153.7 million, up 20.9% from $127.1 million for the same period in 1996.
The increases were primarily due to increases in fee and service charge revenues, automated teller machine ("ATM") network revenues, leasing revenues and gains on sales of securities available for sale.

Fee and service charge revenues totaled $25.8 million and $73.4 million for the third quarter and first nine months of 1997, respectively, representing increases of 9.9% and 10.8% from $23.5 million and $66.2 million for the same 1996 periods. These increases are primarily due to expanded retail banking activities.

Leasing revenues totaled $9.3 million and $23.7 million for the third quarter and first nine months of 1997, respectively, representing increases of 60.9% and 36.8% from $5.8 million and $17.3 million for the same 1996 periods. Leasing revenues are based on customer demand and fluctuate depending on the manner and timing in which leasing revenues are recognized over the term of each particular lease. The recognition of leasing revenues is also a function of lease classifications as sales-type, direct financing or operating leases as determined in accordance with generally accepted accounting principles.

ATM network revenues totaled $8.4 million and $22 million for the third quarter and first nine months of 1997, respectively, representing increases of 52.8% and 42% from $5.5 million and $15.5 million for the same 1996 periods. This increase reflects TCF's effort to provide banking services through its ATM network. TCF expanded its network of ATMs to 1,119 at September 30, 1997, an increase of 86 ATMs during the third quarter of 1997. The Company anticipates installing additional ATMs during the remainder of 1997.

Gains on sales of securities available for sale totaled $2.9 million and $5.3 million for the third quarter and first nine months of 1997, respectively, an increase of $2.9 million and $5.2 million from the amounts recognized during the same periods in 1996. Gains or losses on sales of securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

Results for the first nine months of 1997 include a pretax gain of $1.6 million on the sale of $150 million of third-party loan servicing rights. TCF periodically sells and purchases loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $4.6 billion at September 30, 1997, compared with $4.5 billion at December 31, 1996.

During the third quarter of 1997, TCF recognized a $10.6 million gain on the sale of all eight Ohio branches in connection with Great Lakes Ohio's branch reorganization, as previously mentioned. There were no branch sales during the same 1996 period. Results for the first nine months of 1997 also include a $2.8 million gain on the sale of two Michigan branches, compared with gains of $1.7 million on the sale of two Michigan branches and one Wisconsin branch for the same 1996 period.

During the third quarter of 1996, TCF recognized a $4.6 million gain on the sale of $37.8 million of credit card loans. The Company now provides credit card products on behalf of a third party through a marketing agreement.

NON-INTEREST EXPENSE

Non-interest expense (excluding the previously mentioned accelerated amortization of $8.7 million of deposit base intangibles recognized in connection with Great Lakes Michigan's branch reorganization, and the 1996 FDIC special assessment) totaled $89.7 million for the third quarter of 1997, up 9.3% from $82 million for the same 1996 period. For the first nine months of 1997, non-interest expense (excluding the items noted above) totaled $254.9 million, up 7.5% from $237.3 million for the same 1996 period.

Compensation and employee benefits expense totaled $45.1 million and $129.4 million for the 1997 third quarter and first nine months, respectively, compared with $40.3 million and $115.5 million for the same periods in 1996. The increased expenses in 1997 were primarily due to costs associated with expanded retail banking activities.

Federal deposit insurance premiums and assessments totaled $1.2 million and $3.3 million for the third quarter and first nine months of 1997, respectively, compared with $3.2 million and $9.5 million for the same periods in 1996. The decrease reflects a reduction, effective January 1, 1997, in the rate charged to TCF by the FDIC for federal deposit insurance premiums from 23 basis points to approximately 6.50 basis points as a result of Federal legislation enacted on September 30, 1996 to recapitalize the SAIF.

TCF's 1996 third quarter results include a one-time special assessment of $34.8 million from the FDIC to recapitalize the SAIF under federal legislation enacted on September 30, 1996.

Amortization of goodwill and other intangibles totaled $10.6 million and $12.9 million for the third quarter and first nine months of 1997, respectively, compared with $893,000 and $2.7 million for the same 1996 periods. The increases are due to the amortization of goodwill and deposit base intangibles resulting from the acquisitions of Standard and BOC and the accelerated amortization of $8.7 million of deposit base intangibles, as previously mentioned.

Other expense totaled $22 million and $60.6 million for the third quarter and first nine months of 1997, respectively, compared with $20.7 million and $57.1 million for the same 1996 periods. Results for the third quarter of 1997 include the write-off of $1 million of teller equipment in connection with the previously mentioned Great Lakes Michigan branch reorganization. Results for the first nine months of 1997 include the recognition of $1.5 million of non-recurring merger-related costs in connection with TCF's acquisition of Winthrop.

TCF has established a year 2000 task force and is in the process of evaluating whether its data processing and other systems are year 2000 compliant. Many of TCF's data processing applications are supplied by third party software vendors. TCF is also evaluating whether such vendor supplied applications are or will be year 2000 compliant. TCF does not expect the additional expenditures to achieve year 2000 compliance to have a material effect on TCF's results of operations in 1997 or in future periods.

INCOME TAXES

TCF recorded income tax expense of $25.4 million and $69 million for the third quarter and first nine months of 1997, or 40.5% and 39.6% of income before income tax expense, respectively, compared with $5.3 million and $42.1 million, or 37.7% and 38.1%, for the comparable 1996 periods. The higher tax rates in 1997 reflect the impact of relatively higher non-deductible expenses, including goodwill amortization resulting from the acquisitions of Standard and BOC, and higher state tax rates due to business expansion.

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

For an institution with a negative interest-rate gap for a given period, the amount of its interest-earning liabilities maturing or otherwise repricing within such period exceeds the amount of interest-bearing assets repricing within the same period. In a rising interest rate environment, institutions with negative interest-rate gaps will generally experience more immediate increases in the cost on their liabilities than in the yield of their assets.
 Conversely, the yield on assets of institutions with negative interest-rate gaps will generally decrease more slowly than the cost of their funds in a falling interest rate environment.

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, and competition. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. TCF's one-year adjusted interest-rate gap was a negative $544.9 million, or (6)% of total assets, at September 30, 1997, compared with a positive $114 million, or 2% of total assets, at December 31, 1996.

FINANCIAL CONDITION

INVESTMENTS

Total investments decreased $325.9 million from year-end 1996 to $130.3 million at September 30, 1997. The decrease is primarily due to a decrease of $377.1 million in interest-bearing deposits with banks, partially offset by an increase of $21 million in federal funds sold, and the purchase of $22.2 million in FRB stock in connection with the conversion of TCF's banking subsidiaries to national banks.

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Securities available for sale increased $628.5 million from year-end 1996 to $1.6 billion at September 30, 1997. The increase reflects the acquisition of $866.8 million and $83.1 million of securities available for sale as part of the Standard and BOC transactions,
respectively, and purchases of $382.8   million of securities available for
sale, partially offset by sales of $438.3 million and payment and prepayment activity. At September 30, 1997, TCF's securities available-for-sale portfolio included $1 billion and $599.4 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:



                                                     AT SEPTEMBER 30, 1997                     AT DECEMBER 31, 1996
                                                 ------------------------------           ------------------------------
                                                   AMORTIZED            FAIR              AMORTIZED               FAIR
(IN THOUSANDS)                                       COST               VALUE                COST                VALUE
                                                 -----------         ----------           ---------            --------
U.S. Government and other
  marketable securities                          $   10,700          $   10,719            $     32            $     32
Mortgage-backed securities:
  FHLMC                                             735,946             744,256             318,441             317,177
  FNMA                                              585,815             590,898             539,475             542,147
  GNMA                                               60,760              63,337             112,732             116,388
  Private issuer                                    217,976             217,774              23,272              22,531
  Collateralized mortgage
    obligations                                       1,247               1,142               1,432               1,311
                                                 ----------          ----------            --------            --------
                                                 $1,612,444          $1,628,126            $995,384            $999,586
                                                 ----------          ----------            --------            --------
                                                 ----------          ----------            --------            --------


LOANS HELD FOR SALE

Education and residential real estate loans held for sale are carried at the lower of cost or market. Education loans held for sale decreased $11.2 million and residential real estate loans held for sale increased $44.2 million from year-end 1996, respectively, and totaled $135.1 million and $101.8 million at September 30, 1997.

LOANS AND LEASES

The following table sets forth information about loans and leases held in TCF's portfolio, excluding loans held for sale:

                                                              AT                 AT
                                                          SEPTEMBER 30,      DECEMBER 31,
(In thousands)                                                1997              1996
                                                          -------------      ------------
Residential real estate                                   $3,612,155         $2,261,237
                                                          ----------         ----------
Commercial real estate:
   Apartments                                                310,520            336,038
   Other permanent                                           498,481            466,624
   Construction and development                               73,531             58,394
                                                          ----------         ----------
                                                             882,532            861,056
                                                          ----------         ----------
   Total real estate                                       4,494,687          3,122,293
                                                          ----------         ----------
Commercial business                                          222,332            156,712
                                                          ----------         ----------
Consumer:
   Home equity                                             1,495,120          1,293,871
   Automobile and marine                                     460,532            416,535
   Loans secured by deposits                                  10,728              8,230
   Other secured                                              20,157             19,106
   Unsecured                                                  49,538             63,324
                                                          ----------         ----------
                                                           2,036,075          1,801,066
                                                          ----------         ----------
Lease financing:
   Direct financing leases                                   338,067            265,161
   Sales-type leases                                          40,194             50,532
   Lease residuals                                            28,967             26,028
                                                          ----------         ----------
                                                             407,228            341,721
                                                          ----------         ----------
                                                           7,160,322          5,421,792
Less:
   Unearned (premiums) discounts on loans
       purchased                                             (11,524)             2,441
   Deferred loan fees, net                                     6,158              6,129
   Unearned discounts and finance charges
       on loans, net                                          68,611             75,539
   Deferred lease costs                                       (6,256)            (6,705)
   Unearned lease income                                      46,511             46,971
   Unearned lease residual income                              4,790              4,497
                                                          ----------         ----------
                                                          $7,052,032         $5,292,920
                                                          ----------         ----------
                                                          ----------         ----------

Loans and leases increased $1.8 billion from year-end 1996 to $7.1 billion at September 30, 1997, of which $1.5 billion and $33.9 million was due to the acquisitions of Standard and BOC, respectively. Residential real estate loans increased $1.4 billion from year-end 1996 to $3.6 billion at September 30, 1997, all of which was due to the acquisition of Standard.

Consumer loans increased $235 million from year-end 1996 to $2 billion at September 30, 1997, reflecting a $201.2 million and $44 million increase in home equity loans and automobile and marine loans, respectively.
These increases include $24.2 million and $64.2 million, respectively, due to the acquisition of Standard. The growth in home equity loans reflects TCF's expanded consumer lending and consumer finance operations. Consumer loan growth in recent years reflects TCF's emphasis on expanding its portfolio of higher-yielding, shorter-term loans, including home equity loans. At

September 30, 1997, TCF's average home equity line of credit was approximately $38,000 and the average loan balance outstanding was approximately $21,000, or 55% of the available line.

TCF has significantly expanded its consumer finance operations in recent years and had 60 consumer finance offices in 16 states as of September 30, 1997. TCF's consumer finance loan portfolio totaled $526.2 million at September 30, 1997, compared with $496.3 million at December 31, 1996. The Company intends to concentrate on increasing the outstanding loan balances of its existing consumer finance offices and improving the profitability of its consumer finance subsidiaries before considering any further expansion of this operation.

The consumer finance subsidiaries primarily originate automobile and home equity loans and purchase automobile loans. The average individual balance of consumer finance automobile and marine loans, and home equity loans were $8,000 and $31,000, respectively, at September 30, 1997. At September 30, 1997 and December 31, 1996, automobile and marine loans comprised $296.6 million, or 56.4%, and $299.6 million, or 60.4%, respectively, of total consumer finance loans. At September 30, 1997 and December 31, 1996, home equity loans comprised $219.1 million, or 41.6%, and $185.2 million, or 37.3%, respectively, of total consumer finance loans. TCF's consumer finance subsidiaries are seeking to increase the percentage of home equity loans to total consumer finance loans over time. Home equity loans originated by the Company's consumer finance subsidiaries are generally closed-end.

Through their purchases of automobile loans, TCF's consumer finance subsidiaries provide indirect financing. The Company's consumer finance subsidiaries serve as an alternative source of financing to customers who might otherwise not be able to obtain financing from more traditional sources. Included in the consumer finance loans at September 30, 1997 are $245.8 million of sub-prime automobile and marine loans which carry a higher level of credit risk and higher interest rates. The term sub-prime refers to the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate. There can be no assurances that the Company's sub-prime lending criteria are the same as those utilized by other lenders. Loans classified as sub-prime are to borrowers that because of significant past credit problems or limited credit histories are unable to obtain credit from traditional sources.

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

Many of the consumer finance offices are relatively new and are outside TCF's traditional market areas. The geographic location of consumer finance loans may change significantly in future periods. The following table sets forth the geographic locations (based on the location of the office originating or purchasing the loan) of TCF's consumer finance loan portfolio:


                                                     AT SEPTEMBER 30, 1997        AT DECEMBER 31, 1996
                                                   -------------------------   --------------------------
                                                      LOAN                         LOAN
(Dollars in thousands)                              BALANCE        PERCENT        BALANCE          PERCENT
                                                   --------        -------       --------          -------
    Illinois                                       $134,378           25.5%      $132,474           26.7%
    Minnesota                                        99,232           18.9         99,279           20.0
    Florida                                          40,753            7.7         33,458            6.7
    Georgia                                          36,054            6.9         32,270            6.5
    Michigan                                         35,314            6.7         23,214            4.7
    Wisconsin                                        31,402            6.0         33,328            6.7
    North Carolina                                   30,125            5.7         24,137            4.9
    Missouri                                         22,705            4.3         26,185            5.3
    Tennessee                                        19,996            3.8         17,313            3.5
    Mississippi                                      15,857            3.0         15,579            3.1
    Ohio                                             15,763            3.0         15,503            3.1
    Kentucky                                         15,327            2.9         17,198            3.5
    Other                                            29,273            5.6         26,398            5.3
                                                   --------          ------      --------          ------
      Total consumer finance loans                 $526,179          100.0%      $496,336          100.0%
                                                   --------          ------      --------          ------
                                                   --------          ------      --------          ------

TCF's bank and consumer finance subsidiaries have also initiated the origination of home equity loans with loan-to-value ratios in excess of 80%, and up to 100%, that may carry no private mortgage insurance. These loans carry a higher level of credit risk and higher interest rates.

Commercial real estate loans increased $21.5 million from year-end 1996 to $882.5 million at September 30, 1997, of which $19.1 million relates to the acquisition of Standard. Commercial business loans increased $65.6 million in the first nine months of 1997 to $222.3 million at September 30, 1997, of which $24.6 million relates to the acquisition of BOC. TCF is seeking to expand its commercial real estate and commercial business lending activity to borrowers located in its primary midwestern markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. These loans generally have larger individual balances and a greater inherent risk of loss. The risk of loss is difficult to quantify and is subject to fluctuations in real estate values. At September 30, 1997, approximately 92% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. At September 30, 1997, the average individual balance of commercial real estate loans and commercial business loans was $507,000 and $291,000, respectively.

Included in performing loans at September 30, 1997 are commercial real estate loans aggregating $2.9 million with terms that have been modified in troubled debt restructurings, compared with $3 million at December 31, 1996.

At September 30, 1997, the recorded investment in loans that are considered to be impaired was $13.1 million for which the related allowance for credit losses was $1.9 million. Included in this amount are $11.5 million of impaired loans on non-accrual status. The average recorded investment in impaired loans during the three and nine months ended September 30, 1997 was $10.1 million. For the three and nine months ended September 30, 1997, TCF recognized interest income on impaired loans of $55,000 and $344,000. For the nine months ended September 30, 1997, interest income of $198,000 was recognized using the cash basis method of income recognition.

Lease financings increased $65.5 million from year-end 1996 to $407.2 million at September 30, 1997, reflecting a $72.9 million increase in direct financing leases, partially offset by a $10.3 million decrease in sales-type leases.

Winthrop provides a range of comprehensive lease finance products addressing the financing needs of diverse companies through four product groups. The Value Added Lease, which has been Winthrop's primary focus, generally has a term from two to five years and is entered into with large organizations (generally corporations with revenue of $50 million or more). Such leases typically range from $250,000 to $20 million and cover high-technology and other business-essential equipment. These leases are flexible in structure to accommodate equipment additions and upgrades to meet customers' changing needs. Small Ticket Leases are typically less than $250,000, have lease terms of between two and five years, and cover business-essential equipment. Winthrop developed the Small Ticket Lease in response to the expanding technological needs of increasing numbers of small, growing businesses. Leasing to small, growing businesses is inherently more risky than leasing to large, established corporations. The Enterprise Lease is designed to meet the needs of large corporations with influence over multiple business entities (for example, franchise operations). The Enterprise Lease integrates the Value Added Lease and the Small Ticket Lease for organizations in need of enterprise-wide equipment and systems solutions. Through the Wholesale Lease, Winthrop acts as a lease broker that, for a fee, arranges lease financing with other leasing companies for a variety of unrelated brokers and vendors. The Wholesale Lease is generally sold to an outside funding source and does not become part of Winthrop's lease portfolio.

Winthrop enters into standard lease agreements with each customer. Winthrop's leases are noncancelable "net" leases which contain provisions under which the customer, upon acceptance of the equipment, must make all lease payments regardless of any defects in the equipment and which require the customer to maintain and service the equipment, insure the equipment against casualty loss and pay all property, sales and other taxes related to the equipment. Winthrop typically retains ownership of the equipment it leases and, in the event of default by the customer, Winthrop, or the financial institution that has provided non-recourse financing for a particular lease, may declare the customer in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the equipment. Upon completion of the initial term of the lease, the customer may: (1) return the equipment to Winthrop; (2) renew the lease for an additional term; or in certain circumstances (3) purchase the equipment. If the equipment is returned to Winthrop, it is either re-leased to another customer or sold into the secondary-user marketplace.

Winthrop's ability to arrange financing is important to its business. Winthrop in prior periods has arranged permanent financing of Value Added Leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates. The proceeds from the assignment of the lease rentals are equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the other financial institutions. Interest rates obtained under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the lease customer, the term of the lease and the prevailing interest rates. For a lease discounted on a non-recourse basis, the other financial institution has no recourse against Winthrop unless Winthrop is in default of the terms of the agreement under which the lease and the leased equipment are assigned to the other financial institution as collateral. The other financial institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the lease customer occur under the terms of the lease.

TCF is seeking to expand its leasing activity to achieve growth over time. TCF also plans to internally fund certain Value Added Leases over time, and thereby retain the credit risk on such leases. Value Added Leases generally have larger individual balances and those funded by TCF have a greater inherent risk of loss. Small Ticket Leases generally carry a higher level of credit risk and higher implicit interest rates and represent an increased risk of loss in the event of adverse economic conditions such as a recession.

TCF believes that it has in place experienced personnel and acceptable standards for maintaining the credit quality of its lease portfolio, but no assurance can be given as to the level of future delinquencies and lease charge-offs.

Future minimum lease payments for direct financing and sales-type leases as of September 30, 1997 are as follows (in thousands):



PERIOD                        PAYMENTS TO              PAYMENTS TO BE
ENDING                        BE RECEIVED             RECEIVED BY OTHER
DECEMBER 31,                     BY TCF             FINANCIAL INSTITUTIONS         TOTAL
------------                  ------------          ----------------------     ------------
1997                            $10,486                     $  30,912            $  41,398
1998                             26,556                       104,854              131,410
1999                             26,474                        72,811               99,285
2000                             13,436                        38,165               51,601
2001                              6,817                        19,814               26,631
2002                              2,127                         2,950                5,077
                                -------                      --------             --------
                                $85,896                      $269,506             $355,402
                                -------                      --------             --------
                                -------                      --------             --------

ALLOWANCES FOR LOAN AND LEASE AND REAL ESTATE LOSSES AND INDUSTRIAL REVENUE BOND RESERVES

A summary of the activity of the allowances for loan and lease and real estate losses and industrial revenue bond reserves, and selected statistics follows (dollars in thousands):

                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1997                       SEPTEMBER 30, 1997
                                       ---------------------------------------      ---------------------------------------==
                                                       INDUSTRIAL                                   INDUSTRIAL
Allowance for Loan and Lease            ALLOWANCE FOR     REVENUE                   ALLOWANCE FOR    REVENUE
  Losses and Industrial Revenue           LOAN AND         BOND                       LOAN AND         BOND
 Bond Reserves:                        LEASE LOSSES      RESERVES        TOTAL      LEASE LOSSES     RESERVES       TOTAL
                                       ------------    ----------        -----      -------------   ----------      -----

Balance at beginning of period            $72,466         $1,560        $74,026      $  71,865         $1,660     $  73,525
 Acquired balance (1)                       8,939              -          8,939         10,592              -        10,592
 Provision for credit losses                6,391            (50)         6,341         12,086           (150)       11,936
 Charge-offs                               (7,290)             -         (7,290)       (19,236)             -       (19,236)
 Recoveries                                 1,533              -          1,533          6,732              -         6,732
                                          -------         ------        -------      ---------         ------     ---------
   Net charge-offs                         (5,757)             -         (5,757)       (12,504)             -       (12,504)
                                          -------         ------        -------      ---------         ------     ---------
Balance at end of period                  $82,039         $1,510        $83,549      $  82,039         $1,510     $  83,549
                                          -------         ------        -------      ---------         ------     ---------
                                          -------         ------        -------      ---------         ------     ---------
Ratio of annualized net loan and lease
 charge-offs to average loans and leases
 outstanding, excluding loans held
 for sale                                    .39%                                         .30%

Allowance for loan and lease losses as
 a percentage of gross loan and lease
 balances, excluding loans held for sale    1.15%                                        1.15%

--------------

(1) Reflects the 1997 first quarter acquisition of BOC and the 1997 third quarter acquisition of Standard.

                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1996                       SEPTEMBER 30, 1996
                                       ---------------------------------------      ----------------------------------------
                                                       INDUSTRIAL                                   INDUSTRIAL
Allowance for Loan and Lease            ALLOWANCE FOR     REVENUE                   ALLOWANCE FOR    REVENUE
  Losses and Industrial Revenue           LOAN AND         BOND                       LOAN AND         BOND
 Bond Reserves:                        LEASE LOSSES      RESERVES        TOTAL      LEASE LOSSES     RESERVES       TOTAL
                                       ------------    ----------        -----      -------------   ----------      -----
Balance at beginning of period            $70,207         $1,660        $71,867        $66,290         $1,960       $68,250
 Provision for credit losses                6,972              -          6,972         17,398           (200)       17,198
 Charge-offs                               (6,537)             -         (6,537)       (17,231)          (100)      (17,331)
 Recoveries                                 2,167              -          2,167          6,352              -         6,352
                                          -------         ------        -------      ---------         ------     ---------
   Net charge-offs                         (4,370)             -         (4,370)       (10,879)          (100)      (10,979)
                                          -------         ------        -------      ---------         ------     ---------
Balance at end of period                  $72,809         $1,660        $74,469        $72,809         $1,660       $74,469
                                          -------         ------        -------      ---------         ------     ---------
                                          -------         ------        -------      ---------         ------     ---------
Ratio of annualized net loan and lease
 charge-offs to average loans and
 leases outstanding, excluding loans
 held for sale                               .33%                                        .27%

Allowance for loan and lease losses as
 a percentage of gross loan and lease
 balances, excluding loans held for sale    1.33%                                       1.33%



                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
Allowance for Real Estate Losses:                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ------------------          ----------------------
                                                       1997          1996           1997          1996
                                                       ----          ----           ----          ----
Balance at beginning of period                         $870         $1,149         $1,127        $1,526
 Provision for losses                                   (56)           121            (18)          418
 Charge-offs                                            (12)          (113)          (307)         (787)
                                                       ----         ------         ------        ------
Balance at end of period                               $802         $1,157         $  802        $1,157
                                                       ----         ------         ------        ------
                                                       ----         ------         ------        ------



TCF has experienced an increase in the level of net loan charge offs related to its consumer finance portfolio. As a result, net loan charge offs as a percentage of average loans outstanding for TCF's consumer finance portfolio was 2.95% for the third quarter and nine months ended September 30, 1997, compared with 2.69% and 2.20% for the same periods of 1996. In addition, the net loan charge-offs as a percentage of average loans outstanding for TCF's indirect consumer finance portfolio was 3.94% and 4.21%, respectively, for the third quarter and nine months ended September 30, 1997, compared with 3.60% and 3.22% for the same periods in 1996.

On an ongoing basis, TCF's loan, lease and real estate portfolios are reviewed and analyzed as to credit risk, performance, collateral value and quality. The allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for estimated loan and lease losses. Management's judgment as to the adequacy of the allowance is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, the level of non-performing assets, net charge-offs, geographic location and prevailing economic conditions. The allowance for loan and lease losses is established for known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Loans and leases are charged off to the extent they are deemed to be uncollectible. The unallocated portion of TCF's allowance for loan and lease losses totaled $29.2 million at September 30, 1997, compared with $22.4 million at December 31, 1996.

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

TCF guarantees certain industrial development and housing revenue bonds issued by municipalities to finance commercial and multi-family real estate owned by third parties. The balance of such financial guarantees at September 30, 1997 was $12.1 million, compared with $12.2 million at December 31, 1996. Management has considered these guarantees in its review of the adequacy of the industrial revenue bond reserves, which are included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

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

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and leases and real estate acquired through foreclosure) totaled $58 million at September 30,
1997, up $11.6   million from the December 31, 1996 total of $46.3 million.
The increase in non-performing assets reflects increases of $5 million and $4.5 million in residential real estate and consumer finance non-accrual loans, respectively. The increase in residential non-accrual loans includes $4.7 million due to the acquisition of Standard. Approximately 70% of non-performing assets at September 30, 1997 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest unless such loans and leases are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:


                                                   AT               AT
                                              SEPTEMBER 30,     DECEMBER 31,
(Dollars in thousands)                            1997            1996
                                              -------------     -----------
Non-accrual loans and leases (1):
    Consumer:
         Bank lending                            $ 1,928            $ 1,746
         Consumer finance lending                 16,260             11,726
                                                 -------            -------
                                                  18,188             13,472
    Residential real estate                        8,963              3,996
     Commercial real estate                        8,777              7,604
    Commercial business                            2,707              1,149
    Lease financing                                  592                176
                                                 -------            -------
                                                  39,227             26,397
Real estate and other assets (2)                  18,752             19,937
                                                 -------            -------
    Total non-performing assets                  $57,979            $46,334
                                                 -------            -------
                                                 -------            -------
Non-performing assets as a percentage
    of net loans and leases                          .83%               .89%
Non-performing assets as a percentage
    of total assets                                  .59                .62


(1) Included in total loans and leases in the Consolidated Statements of Financial Condition.
(2) Includes residential real estate of $13.2 million and $13.4 million, commercial real estate of $1.1 million and $2.7 million and automobiles of $2.5 million and $3.2 million at September 30, 1997 and December 31, 1996, respectively.

TCF had accruing loans and leases 90 days or more past due totaling $4.1 million at September 30, 1997. The over 30-day delinquency rate on TCF's loans and leases (excluding loans held for sale and non-accrual loans and leases) was .82% of gross loans and leases outstanding at September 30, 1997, compared with 1.02% at year-end 1996. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

                                             AT SEPTEMBER 30, 1997                   AT DECEMBER 31, 1996
                                             ---------------------                   --------------------
                                                             PERCENTAGE                               PERCENTAGE
                                        PRINCIPAL          OF GROSS LOANS        PRINCIPAL          OF GROSS LOANS
(Dollars in thousands)                  BALANCES             AND LEASES          BALANCES             AND LEASES
                                        ---------          --------------        ---------          --------------
Consumer:
 Bank lending                            $  8,012                 .55%           $  7,473                 .61%
 Consumer finance lending                  21,768                3.80              21,515                3.86
                                         --------                                --------
                                           29,780                1.48              28,988                1.62
Residential real estate                    20,540                 .57               8,330                 .37
Commercial real estate                      3,141                 .36               5,114                 .60
Commercial business                         3,895                1.77                   9                 .01
Lease financing                               765                 .19              12,342                3.61
                                         --------                                --------
                                          $58,121                 .82             $54,783                1.02
                                         --------                                --------
                                         --------                                --------


TCF's over 30-day delinquency rate on gross consumer loans was 1.48% at September 30, 1997, down from 1.62% at year-end 1996. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially consumer finance loans. TCF's over 30-day delinquency rate on gross consumer finance loans was 3.80% at September 30, 1997, compared with 3.86% at December 31, 1996. TCF's over 30-day delinquency rate on gross automobile and marine and home equity consumer finance loans was 4.73% and 2.25% at September 30, 1997, compared with 4.24% and 3.09%, respectively, at December 31, 1996. Consumer finance lending is generally considered to involve a higher level of credit risk. TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality that are consistent with its goals for expanding its portfolio of these higher-yielding loans, but no assurance can be given as to the level of future delinquencies and loan charge-offs.

In addition to the non-accrual and restructured loans, there were commercial real estate and commercial business loans with an aggregate principal balance of $28.7 million outstanding at September 30, 1997 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $16 million of such loans at December 31, 1996. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

DEPOSITS

Deposits totaled $7 billion at September 30, 1997, up $2 billion from December 31, 1996, and reflects the addition of $1.9 billion and $160.9 million due to the acquisitions of Standard and BOC, respectively, partially offset by the sale of Great Lakes Ohio's deposits totaling $127.8 million. Lower interest-cost checking, savings and money market deposits totaled $3.2 billion, up $620.6 million from year-end 1996, and comprised 46.6% of total deposits at September 30, 1997. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The Company's weighted average rate for deposits, including non-interest bearing deposits, increased to 3.45% at September 30, 1997, from 3.29% at December 31, 1996. The following table summarizes TCF's deposits:


                                                     AT SEPTEMBER 30, 1997                    AT DECEMBER 31, 1996
                                            -----------------------------------         ------------------------------------
                                            WEIGHTED                                    WEIGHTED
                                            AVERAGE                        % OF         AVERAGE                        % OF
(Dollars in thousands)                       RATE         AMOUNT          TOTAL           RATE         AMOUNT          TOTAL
                                            ---------     ------          -----         --------       ------          -----
Checking:
  Non-interest bearing                       0.00%    $  815,023           11.6%          0.00%    $  694,824           14.0%
  Interest bearing                           1.16        595,957            8.6           1.04        517,947           10.4
                                                      ----------         ------                    ----------         ------
                                              .49      1,410,980           20.2            .45      1,212,771           24.4
                                                      ----------         ------                    ----------         ------
 Passbook and statement                      2.00      1,147,137           16.5           1.75        783,026           15.7
Money market                                 3.14        690,230            9.9           3.10        631,922           12.7
Certificates                                 5.08      3,728,340           53.4           5.33      2,349,911           47.2
                                                      ----------         ------                    ----------         ------
                                             3.45     $6,976,687          100.0%          3.29     $4,977,630          100.0%
                                                      ----------         ------                    ----------         ------
                                                      ----------         ------                    ----------         ------



Certificates had the following remaining maturities:


                              AT SEPTEMBER 30, 1997                               AT DECEMBER 31, 1996
                ------------------------------------------------------  -----------------------------------------------------
                                                              WEIGHTED                                               WEIGHTED
(Dollars in      NEGOTIABLE                                   AVERAGE   NEGOTIABLE                                   AVERAGE
  millions)         RATE        OTHER          TOTAL           RATE        RATE          OTHER          TOTAL         RATE
Maturity:       -----------     -----          -----          -------   ----------       -----          -----        --------
0-3 months        $122.7     $  871.8       $  994.5           5.10%    $  81.2       $  539.7       $  620.9          5.16%
4-6 months          48.1        873.2          921.3           4.83        26.1          452.0          478.1          5.17
7-12 months         36.0      1,127.1        1,163.1           5.03         6.6          543.2          549.8          5.28
13-24 months         1.1        403.0          404.1           5.42         1.7          464.8          466.5          5.54
25-36 months           -        147.3          147.3           5.43          .1          130.3          130.4          5.68
37-48  months         .1         72.9           73.0           5.88          .1           48.1           48.2          5.86
49-60 months           -         16.1           16.1           5.25           -           42.8           42.8          6.35
Over 60 months         -          8.9            8.9           5.50           -           13.2           13.2          5.66
                  ------     --------       --------                     ------       --------       --------
                  $208.0     $3,520.3       $3,728.3           5.08      $115.8       $2,234.1       $2,349.9          5.33
                  ------     --------       --------                     ------       --------       --------
                  ------     --------       --------                     ------       --------       --------



BORROWINGS

Borrowings totaled $1.8 billion as of September 30, 1997, up $46.3 million from year-end 1996. The increase was primarily due to increases of $140.3 million in FHLB advances, $52.7 million in discounted lease rentals, $27 million in TCF's bank line of credit, and $29 million in TCF's treasury, tax and loan note payable, partially offset by a decrease of $195.8 million in securities sold under repurchase agreements. The weighted average rate on borrowings increased to 6.38% at September 30, 1997, from 6.19% at December 31, 1996. At September 30, 1997, borrowings with a maturity of one year or less totaled $747 million.

TCF's borrowings consist of the following:



                                                        AT SEPTEMBER 30, 1997                AT DECEMBER 31, 1996
                                                        ---------------------                --------------------
                                                                             WEIGHTED                      WEIGHTED
                                               YEAR OF                        AVERAGE                       AVERAGE
(Dollars in thousands)                        MATURITY         AMOUNT           RATE         AMOUNT           RATE
                                              --------         ------        --------        ------        --------
Securities sold under
  repurchase agreements and
  federal funds purchased:

    Securities sold under
 repurchase agreements                            1997      $  29,934           5.78%    $  225,732          5.88%
                                                  1998         68,000           6.18         68,000          6.18
                                                            ---------                    ----------
                                                               97,934           6.06        293,732          5.95
                                                            ---------                    ----------

    Federal funds purchased                       1997            600           6.84              -             -
                                                            ---------                    ----------
                                                               98,534           6.06        293,732          5.95
                                                            ---------                    ----------

Federal Home Loan Bank
 advances                                         1997         93,000           5.91        766,514          5.51
                                                  1998        560,722           5.79        310,300          5.88
                                                  1999        334,318           5.88         41,000          5.98
                                                  2000        243,020           6.18          8,074          7.24
                                                  2001         25,139           6.09         15,000          6.97
                                                  2003         25,000           5.78              -           -
                                                  2008            145           6.15            152          6.17
                                                            ---------                    ----------
                                                            1,281,344           5.90      1,141,040          5.66
                                                            ---------                    ----------

Discounted lease rentals                          1997         26,130           8.57         78,885          9.22
                                                  1998         90,398           8.57         58,406          8.70
                                                  1999         65,223           8.57         31,789          8.82
                                                  2000         34,890           8.54         13,883          8.90
                                                  2001         18,778           8.62          2,641          9.05
                                                  2002          2,889           8.48              -           -
                                                            ---------                    ----------
                                                              238,308           8.57        185,604          8.96
                                                            ---------                    ----------

Subordinated debt:
 Convertible subordinated
   debentures                                     1997              -              -          7,149          7.25
 Senior subordinated
   debentures                                     2003         28,750           9.50         28,750          9.50
 Senior subordinated
   debentures                                     2006          6,248          18.00          6,248         18.00
                                                            ---------                    ----------
                                                               34,998          11.02         42,147         10.38
                                                            ---------                    ----------

Collateralized obligations:
 Collateralized notes                             1997         37,500           6.13         37,500          5.94
   Less unamortized discount                                        5              -             28             -
                                                            ---------                    ----------
                                                               37,495           6.13         37,472          5.94
                                                            ---------                    ----------

 Collateralized mortgage
   obligations                                    2008          1,073           6.50          1,555          6.50
                                                  2010          1,695           5.90          1,622          5.90
                                                            ---------                    ----------
                                                                2,768           6.13          3,177          6.19

 Less unamortized discount                                         91              -            144           -
                                                            ---------                    ----------
                                                                2,677           6.31          3,033          6.44
                                                            ---------                    ----------
                                                               40,172           6.14         40,505          5.98
                                                            ---------                    ----------

Other borrowings:
 Bank line of credit                              1997         27,000           6.40              -           -
 Treasury tax and loan note                       1997         34,089           5.40          5,131          5.21
 Other                                            1997              -              -             13          7.60
                                                            ---------                    ----------
                                                               61,089           5.84          5,144          5.21
                                                            ---------                    ----------
                                                           $1,754,445           6.38     $1,708,172          6.19
                                                            ---------                    ----------
                                                            ---------                    ----------


During the 1997 second quarter, TCF redeemed the convertible subordinated debentures (the "Debentures") at par plus accrued and unpaid interest to the date of redemption. The Debentures were convertible into TCF common stock at a conversion price of $17.04 per share. TCF issued approximately 419,000 shares of common stock in connection with the conversion of the remaining $7.1 million of Debentures.

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

STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 1997 was $920 million, or 9.4% of total assets, up from $630.7 million, or 8.5% of total assets, at December 31, 1996. The increase in stockholders' equity is primarily due to a $185.8 million increase resulting from the issuance of 3,850,000 shares of TCF common stock in connection with the acquisition of Standard, net income of $105.2 million for the first nine months of 1997, the June 3, 1997 secondary offering of 700,000 shares of TCF common stock for net proceeds of $29.3 million, and the issuance of 419,000 shares of TCF common stock in connection with the conversion of the remaining $7.1 million of Debentures, partially offset by the repurchase of 647,900 shares of TCF's common stock at a cost of $27.3 million and the payment of $26.6 million in common stock dividends.

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

On June 3, 1997, TCF announced that it had completed a public offering of 700,000 shares of its common stock at a price of $43.375 per share. The purpose of the offering was to meet one of the criteria for TCF's merger with Winthrop to be accounted for as a pooling of interests. The net proceeds of $29.3 million were used as a portion of the cash consideration paid in connection with the acquisition of Standard.

On October 20, 1997, the Board declared a two-for-one stock split in the form of a 100% common stock dividend payable November 28, 1997 to stockholders of record as of November 7, 1997. The stock split will increase TCF's outstanding common shares from 46.3 million to 92.7 million shares.
Effective October 20, 1997, TCF and BankBoston, N.A. as Rights Agent, amended the Rights Agreement adopted effective May 23, 1989 and amended October 1, 1995 to provide that the purchase price for each one one-hundredth of a preferred share pursuant to the exercise of a Right will be $180 until November 28, 1997. Following the stock split occurring on November 28, 1997, the purchase price will be adjusted to $90 per share.

On October 20, 1997, TCF declared a quarterly dividend of 25 cents per common share, on a pre-split basis, payable on November 28, 1997 to stockholders of record as of November 7, 1997.

On September 30, 1997, TCF exceeded its regulatory capital requirements and believes that it would be considered "well-capitalized" under guidelines established by the Federal Reserve Board.

On September 30, 1997, TCF's bank subsidiaries exceeded their regulatory capital requirements and believe that they would be considered
"well-capitalized" under guidelines established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 supersedes the standards for computing EPS previously found in Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented.

Disclosure of earnings per share calculated in accordance with APB No. 15 is contained in Exhibit 11. The following presentation illustrates pro forma basic and diluted EPS based on the provisions of SFAS No. 128 (dollars in thousands, except per share data):

                                                           THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------  -------------------------------
                                                                   1997           1996           1997           1996
                                                                 -------        --------       --------       --------

Weighted average number of common shares outstanding
 used in basic earnings per common share calculation            42,562,094     40,975,003     41,199,288     40,998,686

 Dilutive effect of stock option and restricted
   stock plans after application of treasury
   stock method                                                    657,046        603,266        654,255        592,087
 Dilutive effect from assumed conversion of 71/4%
   convertible subordinated debentures                                   -        419,542        233,290        422,052
                                                                ----------     ----------     ----------     ----------
Weighted average number of shares outstanding adjusted
 for effect of dilutive securities                              43,219,140     41,997,811     42,086,833     42,012,825
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Net income available to common shareholders                      $  37,210       $  8,848     $  105,172      $  68,481
Add:  Interest expense on 71/4% convertible subordinated
 debentures, net of tax                                                  -             84            132            247
                                                                ----------     ----------     ----------     ----------
Income available to common shareholders including
 effect of dilutive securities                                   $  37,210       $  8,932     $  105,304      $  68,728
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Basic earnings per common share                                     $  .87         $  .22        $  2.55        $  1.67
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------
Diluted earnings per common share                                   $  .86         $  .21        $  2.50        $  1.64
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------


In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. It is too early to determine what effect SFAS No. 130 will have on disclosures included in TCF's financial statements.

In June, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the way that public business enterprises report information about operating segments and certain other information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for financial statements for periods beginning after December 15, 1997. It is too early to determine what effect SFAS No. 131 will have on disclosures included in TCF's financial statements.

FORWARD LOOKING INFORMATION

In recent years, significant new federal legislation has imposed numerous new legal and regulatory requirements on financial institutions. In addition to the uncertainties posed by possible legislative change, there are many other uncertainties that may make TCF's historical performance an unreliable indicator of its future performance, and forward-looking information, including projections of future performance, is subject to numerous possible adverse developments, including but not limited to the possibility of adverse economic developments which may increase default and delinquency risks in TCF's loan and lease portfolios; shifts in interest rates which may result in shrinking interest margins; deposit outflows; interest rates on competing investments; shifts in demand for financial services and loan and lease products; increases generally in competitive pressure in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the Federal government; changes in the quality or composition of TCF's loan, lease and investment portfolios; or other significant uncertainties.

TCF's recently completed acquisitions of Standard and Winthrop are subject to additional uncertainties, including the possible failure to fully realize or realize within the expected time frame expected cost savings from either transaction; lower than expected income or revenues following the transactions, or higher than expected operating costs; business disruption relating to the transactions; greater than expected costs or difficulties related to the integration of the management of the acquired companies with that of TCF; litigation costs and delays caused by litigation; and other unanticipated occurrences which may increase the costs related to either transaction or decrease the expected financial benefits of either transaction.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                           Supplementary Information



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                        AT           AT            AT          AT           AT          AT           AT
(Dollars in thousands                SEPT. 30,    JUNE 30,      MARCH 31,    DEC. 31,     SEPT. 30,  JUNE 30,     MARCH 31,
 except per-share data)                1997         1997          1997        1996          1996       1996         1996
----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                      $9,796,154   $7,403,760     $7,317,584  $7,430,487   $7,433,682  $7,340,539   $7,316,569
Investments(1)                       130,261       82,098         60,458     456,195      402,328     157,414       63,136
Securities available for sale      1,628,126    1,181,126      1,242,457     999,586      998,001   1,049,219    1,117,476
Loans and leases                   7,052,032    5,382,356      5,354,941   5,292,920    5,332,800   5,393,769    5,418,564
Deposits                           6,976,687    5,243,574      5,291,894   4,977,630    5,018,672   5,052,557    5,150,023
Borrowings                         1,754,445    1,349,369      1,273,411   1,708,172    1,671,598   1,584,493    1,453,895
Stockholders' equity                 919,952      701,063        626,716     630,687      599,573     597,632      597,891

----------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------------------
                                      SEPT. 30,   JUNE 30,      MARCH 31,     DEC. 31,   SEPT. 30,    JUNE 30,   MARCH 31,
                                        1997        1997          1997          1996       1996         1996        1996
----------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                     $173,253     $157,242       $153,380    $150,452     $153,049    $153,611     $155,772
Interest expense                      73,399       64,605         63,289      62,288       63,551      64,419       68,058
                                    --------     --------       --------    --------     --------    --------     --------
 Net interest income                  99,854       92,637         90,091      88,164       89,498      89,192       87,714
Provision for credit losses            6,341        4,097          1,498       4,048        6,972       7,324        2,902
                                    --------     --------       --------    --------     --------    --------     --------
 Net interest income after
   provision for credit losses        93,513       88,540         88,593      84,116       82,526      81,868       84,812
                                    --------     --------       --------    --------     --------    --------     --------
Non-interest income:
 Gain on sale of loans                     -            -              -         810        4,633           -          -
 Gain on sale of loan servicing            -            -          1,622           -            -           -          -
 Gain (loss) on sale of securities
   available for sale                  2,852        1,093          1,385           2            -         (1)           85
 Gain on sale of branches             10,635        2,810              -       1,022            -         480        1,245
 Other non-interest income            53,917       49,051         43,748      46,340       43,828      43,270       39,898
                                    --------     --------       --------    --------     --------    --------     --------
 Total non-interest income            67,404       52,954         46,755      48,174       48,461      43,749       41,228
                                    --------     --------       --------    --------     --------    --------     --------
Non-interest expense:
 Provision for real estate losses       (56)         (60)             98          15          121       (151)          448
 Amortization of goodwill and
   other intangibles                  10,559        1,161          1,193         881          893         893          873
 FDIC special assessment                   -            -              -           -       34,803           -          -
 Other non-interest expense           87,850       83,042         79,849      80,575       80,976      75,468       77,731
                                    --------     --------       --------    --------     --------    --------     --------
   Total non-interest expense         98,353       84,143         81,140      81,471      116,793      76,210       79,052
                                    --------     --------       --------    --------     --------    --------     --------
 Income before income tax expense     62,564       57,351         54,208      50,819       14,194      49,407       46,988
Income tax expense                    25,354       22,416         21,181      18,923        5,346      19,196       17,566
                                    --------     --------       --------    --------     --------    --------     --------
   Net income                      $  37,210    $  34,935      $  33,027   $  31,896     $  8,848   $  30,211    $  29,422
                                    --------     --------       --------    --------     --------    --------     --------
                                    --------     --------       --------    --------     --------    --------     --------
Per common share:
   Net income                         $  .85       $  .83         $  .79      $  .76       $  .21      $  .72       $  .70
                                    --------     --------       --------    --------     --------    --------     --------
                                    --------     --------       --------    --------     --------    --------     --------
   Dividends declared                 $  .25       $  .25       $  .1875    $  .1875     $  .1875    $  .1875    $  .15625
                                    --------     --------       --------    --------     --------    --------     --------
                                    --------     --------       --------    --------     --------    --------     --------
FINANCIAL RATIOS:
Return on average assets (2)            1.80%        1.90%          1.82%       1.81%         .49%       1.67%        1.59%
Return on average realized common
 equity (2)                            19.37        21.35          21.26       20.81         5.82       20.35        20.21
Return on average common equity (2)    19.20        21.37          21.26       20.78         5.89       20.51        19.93
Average total equity to average
 assets                                 9.38         8.91           8.56        8.73         8.40        8.14         7.99
Net interest margin (2)(3)              5.24         5.41           5.31        5.37         5.36        5.27         5.07


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

                     TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                       Supplementary Information (Continued)

            Consolidated Average Balance Sheets, Interest and Dividends
               Earned or Paid, and Related Interest Yields and Rates



                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------------------------------------------
                                                          1997                                     1996
                                         -----------------------------------------    -----------------------------------------
                                                                         Interest                                     Interest
                                         Average                        Yields and    Average                        Yields and
 (Dollars in thousands)                  Balance        Interest(1)      Rates (2)    Balance    Interest(1)          Rates (2)
                                         -------        -----------     ----------    -------    -----------         ----------
 Assets:
   Securities available
     for sale (3)                      $1,257,257      $  67,562           7.17%    $1,078,433      $  57,750           7.14%
                                       ----------      ---------                    ----------      ---------

   Loans held for sale                    202,903         11,338           7.45        237,068         13,461           7.57
                                       ----------      ---------                    ----------      ---------

   Loans and leases:
     Residential real
       estate                           2,356,250        138,406           7.83      2,461,543        146,185           7.92
     Commercial real estate               851,284         57,684           9.03        935,124         62,864           8.96
     Commercial business                  198,637         13,126           8.81        161,655         10,738           8.86
     Consumer                           1,817,742        163,902          12.02      1,597,533        146,458          12.22
     Lease financings                     326,257         27,722          11.33        256,313         21,677          11.28
                                       ----------      ---------                    ----------      ---------
       Total loans and
       leases (4)                       5,550,170        400,840           9.63      5,412,168        387,922           9.56
                                       ----------      ---------                    ----------      ---------
   Investments:
     Interest-bearing
       deposits with banks                 13,430            561           5.57          5,274            181           4.58
     Federal funds sold                     2,175             91           5.58          1,739             75           5.75
     U.S. Government and
       other marketable
       securities held
       to maturity                          3,943            155           5.24          3,798            149           5.23
     FHLB stock                            52,929          2,895           7.29         53,228          2,894           7.25
     FRB stock                              9,646            433           5.99              -              -              -
                                       ----------      ---------                    ----------      ---------
       Total investments                   82,123          4,135           6.71         64,039          3,299           6.87
                                       ----------      ---------                    ----------      ---------
Total interest-
       earning assets                   7,092,453        483,875           9.10      6,791,708        462,432           9.08
                                                       ---------          -----                     ---------          -----
   Other assets(5)                        540,444                                      465,343
                                       ----------                                   ----------
   Total assets                        $7,632,897                                   $7,257,051
                                       ----------                                   ----------
                                       ----------                                   ----------

 Liabilities and
   Stockholders' Equity:
   Noninterest-bearing
    deposits                           $  765,766                                   $  591,813
                                       ----------                                   ----------
   Interest-bearing
     deposits:
       Checking                           531,057          4,390           1.10        513,635          4,234           1.10
       Passbook and
         statement                        836,382         11,959           1.91        805,248         10,920           1.81
       Money market                       647,722         15,096           3.11        631,370         14,402           3.04
       Certificates                     2,604,886        104,104           5.33      2,484,869        100,204           5.38
                                       ----------      ---------                    ----------      ---------
         Total interest-
         bearing
         deposits                       4,620,047        135,549           3.91      4,435,122        129,760           3.90
                                       ----------      ---------                    ----------      ---------

   Borrowings:
   Securities sold under
       repurchase agreements
       and federal funds
       purchased                          395,367         16,939           5.71        534,963         22,467           5.60
     FHLB advances                        676,794         29,649           5.84        685,569         28,046           5.45
     Discounted lease rentals             218,344         13,594           8.30        181,099         11,112           8.18
     Subordinated debt                     38,949          2,537           8.68         24,941          1,795           9.60
     Collateralized
     obligations                           40,258          1,930           6.39         40,950          1,931           6.29
     Other borrowings                      23,867          1,095           6.12         19,384            917           6.31
                                       ----------      ---------                    ----------      ---------
       Total borrowings                 1,393,579         65,744           6.29      1,486,906         66,268           5.94
                                       ----------      ---------                    ----------      ---------
   Total interest-
         bearing
         liabilities                    6,013,626        201,293           4.46      5,922,028        196,028           4.41
                                                       ---------          -----                     ---------          -----

 Other liabilities(5)                     170,017                                      150,550
                                       ----------                                   ----------
   Total liabilities                    6,949,409                                    6,664,391
                                       ----------                                   ----------

   Stockholders' equity:(5)
     Preferred equity                           -                                            -
     Common equity                        683,488                                      592,660
                                       ----------                                   ----------
         Total stockholders'
       equity                             683,488                                      592,660
                                       ----------                                   ----------
     Total liabilities
       and stockholders'
       equity                          $7,632,897                                   $7,257,051
                                       ----------                                   ----------
                                       ----------                                   ----------
Net interest income                                     $282,582                                     $266,404
                                                       ---------                                    ---------
                                                       ---------                                    ---------
 Net interest rate spread                                                  4.64%                                        4.67%
                                                                          -----                                        -----
                                                                          -----                                        -----

 Net interest margin                                                       5.31%                                        5.23%
                                                                          -----                                        -----
                                                                          -----                                        -----



(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $158,000 and $270,000 was recognized during the nine months ended September 30, 1997 and 1996, respectively.
(2) Annualized.
(3) Average balance and yield of securities available for sale is based upon the historical amortized cost balance.
(4) Average balance of loans and leases includes non-accrual loans and leases and is presented net of unearned income.
(5) Average balance is based upon month-end balances.

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

On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 116 S.Ct. 2432 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings are now proceeding to trials before the Court of Federal Claims on the issue of damages. One of these trials commenced on February 24, 1997, and the other is currently scheduled to begin on April 27, 1998. In connection with the trials in those cases, the Court of Federal Claims in December of 1996 denied the government's motion seeking to preclude the plaintiffs in these cases from offering evidence regarding the scope and extent of any lost profits they suffered as a result of the government's breach.

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

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    See Index to Exhibits on page 37 of this report.

(b) Reports on Form 8-K.

    A Current Report on Form 8-K, dated September 4, 1997, was filed in connection with TCF's announcement that it had completed its acquisition of Standard.

    A Current Report on Form 8-K, dated October 20, 1997, was filed in connection with TCF's announcement that its Board declared a two-for-one stock split in the form of a 100% stock dividend payable November 28, 1997 to shareholders of record as of November 7, 1997, and that TCF's Board declared a cash dividend of 25 cents per common share, to be paid
    November 28, 1997, prior to the stock split.

    An Amendment No. 1 to Current Report on Form 8-K/A, dated September 4, 1997, was filed in connection with the completion of the Standard acquisition.

    A current Report on Form 8-K, dated November 10, 1997, was filed in connection with TCF's execution of an agreement relating to its pending acquisition of 76 branches in Jewel-Osco stores.

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




Dated:  November 13, 1997

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

    11                  Computation of Earnings Per Common Share         38