Form 10-K
period 1997-12-31
TCF FINANCIAL CORP
filed 1998-03-30
CIK 814184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1997

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

     801 MARQUETTE AVENUE, MAIL CODE 100-01-A, MINNEAPOLIS, MINNESOTA 55402
             (Address and Zip Code of principal executive offices)

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

           9.50% WINTHROP RESOURCES CORPORATION SENIOR NOTES DUE 2003
                                (Title of class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 13, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was $2,632,740,541.

     As of March 13, 1998, there were outstanding 91,983,016 shares of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specific portions of the registrant's annual report to shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV hereof.

     Specific portions of the registrant's definitive proxy statement dated March 20, 1998 are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

                                     PART I
                                                                          PAGE
                                                                          ----
Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            Forward-Looking Information . . . . . . . . . . . . . . . . .   1
            General . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            Lending Activities. . . . . . . . . . . . . . . . . . . . . .   3
            Investment Activities . . . . . . . . . . . . . . . . . . . .   8
            Sources of Funds. . . . . . . . . . . . . . . . . . . . . . .  10
            Other Information . . . . . . . . . . . . . . . . . . . . . .  11
              Activities of Subsidiaries of TCF Financial . . . . . . . .  11
              Recent Accounting Developments. . . . . . . . . . . . . . .  12
              Competition . . . . . . . . . . . . . . . . . . . . . . . .  13
              Employees . . . . . . . . . . . . . . . . . . . . . . . . .  13
            Regulation. . . . . . . . . . . . . . . . . . . . . . . . . .  13
            Taxation. . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  19
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .  20

                                    PART II

Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters . . . . . . . . . . . . . . . . . .  20
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . .  22
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . .  23
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. . .  23
Item 8.   Financial Statements and Supplementary Data . . . . . . . . . .  23
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . . . . . .  24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . .  24
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .  24
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . . . . . . . . .  24
Item 13.  Certain Relationships and Related Transactions. . . . . . . . .  24

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .  24

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

Index to Consolidated Financial Statements. . . . . . . . . . . . . . . .  28

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

                                     PART I

ITEM 1.   BUSINESS

                          FORWARD-LOOKING INFORMATION

     There are a number of important factors which could cause TCF Financial Corporation's ("TCF" or the "Company") future results to differ materially from historical performance. These include but are not limited to possible legislative changes; the possibility of adverse economic developments which may increase default and delinquency risks in TCF's loan and lease portfolios; shifts in interest rates which may result in shrinking interest margins; deposit outflows; interest rates on competing investments; demand for financial services and loan and lease products; increases generally in competitive pressure in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in the quality or composition of TCF's loan, lease and investment portfolios; results of litigation or other significant uncertainties. TCF's recently completed acquisitions of Winthrop Resources Corporation ("Winthrop"), Standard Financial, Inc. ("Standard") and the Jewel-Osco branches (and its commitment to construct additional Jewel-Osco branches in future periods) are subject to additional uncertainties, including the possible failure to fully realize or realize within the expected time frame expected cost savings from the transactions; lower than expected income or revenue following the transactions; or higher than expected operating costs; business disruption relating to the transactions; greater than expected costs or difficulties related to the integration, retention and attraction of employees or management of the acquired business operations with those of TCF; litigation costs and delays caused by litigation; and other unanticipated occurrences which may increase the costs related to the transactions or decrease the expected financial benefits of the transactions.

                                    GENERAL

     TCF, a Delaware corporation based in Minneapolis, Minnesota, with $9.7 billion in assets, is the holding company of four federally chartered national banks, TCF National Bank Minnesota ("TCF Minnesota"), TCF National Bank Illinois ("TCF Illinois"), TCF National Bank Wisconsin ("TCF Wisconsin") and Great Lakes National Bank Michigan ("Great Lakes Michigan"), and one bank holding company, TCF Colorado Corporation, which owns TCF National Bank Colorado ("TCF Colorado"). Unless otherwise indicated, references herein to TCF include its direct and indirect subsidiaries. TCF Minnesota, TCF Illinois, TCF Wisconsin, Great Lakes Michigan, and TCF Colorado are collectively referred to herein as the "TCF Banks." References herein to the "Holding Company" or "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. Where information is incorporated in this report by reference to TCF's 1997 Annual Report, only those portions specifically identified are so incorporated.

     TCF Financial was organized in 1987 as a thrift holding company, and its common stock has been listed on the New York Stock Exchange since 1989. On April 7, 1997, TCF completed the conversion of its savings bank subsidiaries to to national banks and TCF became a national bank holding company. In connection with the national bank conversions, TCF chartered two new national bank subsidiaries, Great Lakes National Bank Ohio ("Great Lakes Ohio") and TCF Colorado. During the third quarter of 1997, TCF sold all eight branches and related deposits of Great Lakes Ohio. See "REGULATION -- Recent Developments."

     TCF has positioned the TCF Banks as "community banks" focusing on lending, deposit products and other services offered in their local markets. TCF's strategic emphasis on retail banking has allowed it to fund its assets primarily with retail core deposits, significantly reduce wholesale borrowings and lower its interest-rate risk. In its local market and elsewhere, TCF Minnesota is also engaged in consumer finance lending through its consumer finance subsidiaries and lease financing through its leasing subsidiary, Winthrop.

     TCF's marketing strategy emphasizes attracting deposits held in checking, passbook and statement savings, and money market accounts, which also provide TCF with a significant source of fee income. TCF engages in commercial, residential and consumer lending activities, lease financing and in the insurance services business, including the sale of single premium tax-deferred annuities. It also has a broker dealer selling non-proprietary mutual funds.

     Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. TCF's non-interest income in future periods may be negatively impacted by pending state and federal legislative proposals, which, if enacted, could limit loan, deposit or other fees and service charges. See "FORWARD-LOOKING INFORMATION," and "Financial Review -- Financial Condition - Legislative and Regulatory Developments" on page 31 of TCF's 1997 Annual Report, incorporated herein by reference, for additional information.

     On September 4, 1997, TCF acquired all of the outstanding common stock of Standard, a community-oriented thrift institution with $2.6 billion in assets, $1.9 billion in deposits, and 14 full-service offices on the southwest side of Chicago and in the nearby southwestern and western suburbs.
 The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Standard have been included in TCF's consolidated financial statements from September 4, 1997.

     On June 24, 1997, TCF completed its acquisition of Winthrop, a leasing company with $363 million in assets. Winthrop leases computers, telecommunications equipment, point-of-sale systems and other business-essential equipment to companies nationwide. The consolidated financial statements of TCF give effect to the acquisition, which has been accounted for as a pooling-of-interests combination. Accordingly, TCF's consolidated financial statements for periods prior to the combination have been restated to include the accounts and the results of operations of Winthrop for all periods presented, except for dividends declared per share.

     On January 16, 1997, TCF completed its purchase of BOC Financial Corporation ("BOC"), an Illinois-based bank holding company with $183.1 million in assets and $168 million in deposits. TCF accounted for the acquisition using the purchase method of accounting.

     On January 30, 1998, TCF Illinois completed its acquisition of 76 branches in Jewel-Osco stores in the Chicago area previously operated by Bank of America. TCF Illinois converted existing deposits by offering TCF Illinois products to Bank of America customers and acquired the related fixed assets and 178 automated teller machines ("ATM") located in Jewel-Osco stores. TCF accounted for the acquisition using the purchase method of accounting.

     Additional information concerning all of the aforementioned acquisitions is set forth in Note 2 of Notes to Consolidated Financial Statements on pages 43 through 45 of TCF's 1997 Annual Report, incorporated herein by reference.

     TCF operated 78 bank branches in Minnesota at December 31, 1997. The Company also operated 47 bank branches in Illinois, 28 in Wisconsin, 61 in Michigan and seven in Colorado at December 31, 1997. TCF strives to develop innovative banking products and services. Of TCF's 224 bank branches, 61 were "in-store" bank branches at December 31, 1997. These in-store bank branches provide TCF with the opportunity to sell its consumer products and services, including deposits and loans, at a relatively low entry cost and feature extended hours, including Saturdays and Sundays. TCF's "Totally Free"-SM- checking accounts and other deposit products provide it with a significant source of low-cost funds and fee income. TCF has expanded its ATM network to 1,156 machines at December 31, 1997, and offers its customers an automated telephone banking system.

     In recent years, significant new federal legislation has imposed numerous new legal and regulatory requirements on financial institutions. Among the most significant of these requirements are new minimum regulatory capital levels and enforcement actions that can be taken by regulators when an institution's regulatory capital is deemed to be inadequate. TCF and each of the TCF Banks currently exceeds all of the current and fully phased-in regulatory capital requirements. See "REGULATION."

     As federally chartered national banks, the TCF Banks are subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC") and, in certain cases, by the Federal Deposit Insurance Corporation ("FDIC"). The TCF Banks' deposits are insured to $100,000 by the FDIC, and as such these institutions are subject to regulations promulgated by the FDIC. The TCF Banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago and/or Indianapolis, and are also member banks within their respective Federal Reserve districts. TCF Financial is a bank holding company and is subject to regulation and examination by the Federal Reserve Board ("FRB"). See "REGULATION -- Regulation of TCF Financial and Affiliate and Insider Transactions."

The executive offices of TCF Financial are located at 319 Barry Avenue South, Wayzata, Minnesota 55391.

The following description includes detailed information regarding the business of TCF and its subsidiaries.

                               LENDING ACTIVITIES

GENERAL

     TCF's lending activities reflect its community banking philosophy, emphasizing loans to individuals and small to medium-sized businesses in its primary market areas in Minnesota, Illinois, Wisconsin and Michigan. TCF is also engaged in lease financing and has expanded its consumer lending and consumer finance operations in recent years.

     The following table sets forth the contractual amortization of TCF's loan and lease portfolios at December 31, 1997, excluding loans held for sale. Commercial business demand loans are reported due within one year. This table does not include the effect of prepayments, which is an important consideration in management's interest-rate risk analysis. Industry experience indicates that loans remain outstanding for significantly shorter periods than their contractual terms.


                                                             AT DECEMBER 31, 1997 (1)
                               ------------------------------------------------------------------------------------
                                          REAL ESTATE
                               ----------------------------------
                                                           TOTAL
                                                           REAL     COMMERCIAL                 LEASE     TOTAL LOANS
                               RESIDENTIAL  COMMERCIAL    ESTATE     BUSINESS      CONSUMER   FINANCING  AND LEASES
                               -----------  ----------  ----------  ----------   -----------  ---------  -----------
                                                                  (IN THOUSANDS)
Amounts due:
  Within 1 year                 $  144,250    $159,691  $  303,941    $119,007    $  208,607   $192,999   $  824,554
                                ----------    --------  ----------    --------    ----------   --------   ----------
After 1 year:
  1 to 2 years                     145,709      81,983     227,692      59,036       214,367    122,769      623,864
  2  to 3 years                    159,976      78,132     238,108      32,932       209,014     64,867      544,921
  3 to 5 years                     272,606     158,028     430,634      22,370       289,794     33,635      776,433
  5 to 10 years                    663,297     278,845     942,142       5,813       520,313          -    1,468,268
  10 to 15 years                   525,604      76,082     601,686         570       578,282          -    1,180,538
  Over 15 years                  1,708,085      29,403   1,737,488           -        18,844          -    1,756,332
                                ----------    --------  ----------    --------    ----------   --------   ----------
    Total after 1 year           3,475,277     702,473   4,177,750     120,721     1,830,614    221,271    6,350,356
                                ----------    --------  ----------    --------    ----------   --------   ----------
       Total                    $3,619,527    $862,164  $4,481,691    $239,728    $2,039,221   $414,270   $7,174,910
                                ----------    --------  ----------    --------    ----------   --------   ----------
                                ----------    --------  ----------    --------    ----------   --------   ----------
Amounts due after 1 year on:
  Fixed-rate loans and leases   $1,268,897    $111,284  $1,380,181    $ 23,701    $  668,386   $221,271   $2,293,539
  Adjustable-rate loans          2,206,380     591,189   2,797,569      97,020     1,162,228          -    4,056,817
                                ----------    --------  ----------    --------    ----------   --------   ----------
       Total after 1 year       $3,475,277    $702,473  $4,177,750    $120,721    $1,830,614   $221,271   $6,350,356
                                ----------    --------  ----------    --------    ----------   --------   ----------
                                ----------    --------  ----------    --------    ----------   --------   ----------

---------------------------
(1) Amounts presented are the gross balances before adjustment for net discounts, premiums, deferred fees, and unearned discounts and finance charges.

     See "Financial Review -- Financial Condition - Loans and Leases" on pages 25 through 27 and Note 6 of Notes to Consolidated Financial Statements on pages 47 and 48 of TCF's 1997 Annual Report, incorporated herein by reference, for additional information regarding TCF's loan and lease financing portfolios.

RESIDENTIAL REAL ESTATE LENDING

     TCF's residential real estate lending activities (first mortgage loans for the financing of one- to four-family homes) are conducted through certain of the TCF Banks, through TCF Mortgage Corporation ("TCF Mortgage"), a wholly owned subsidiary of TCF Minnesota, and Standard Financial Mortgage, Inc., a wholly owned subsidiary of TCF Illinois. Residential mortgage loan originations are predominantly secured by properties in Minnesota, Illinois, Wisconsin and Michigan. TCF engages in both adjustable-rate and fixed-rate residential real estate lending. Adjustable-rate residential real estate loans held in TCF's portfolio totaled $2.2 billion at December 31, 1997, compared with $987.6 million at December 31, 1996. The increase is principally due to the acquisition of Standard.

     Loan originations by TCF Mortgage include loans purchased from loan correspondents and also loans purchased from Burnet Home Loans, a mortgage origination joint venture between a subsidiary of TCF Mortgage and Burnet Mortgage

Corporation, an affiliate of Burnet Realty Inc. Burnet Home Loan's loan officers originate loans from certain offices of Burnet Realty Inc. On February 13, 1998, TCF sold its partnership interest in Burnet Home Loans.

     TCF sells certain residential real estate loans in the secondary market, primarily on a nonrecourse basis. TCF retains servicing rights for the majority of the loans it sells into the secondary market. These sales provide additional funds for loan originations and also generate fee income. TCF may also from time to time purchase or sell servicing rights on residential real estate loans. At December 31, 1997 and 1996, TCF serviced for others $4.4 billion and $4.5 billion, respectively, in residential real estate loans. During 1997 and 1995, TCF sold servicing rights on $144.7 million and $146.3 million of loans serviced for others at net gains of $1.6 million and $1.5 million, respectively. There were no sales of servicing rights on loans serviced for others during 1996.

     Adjustable-rate residential real estate loans originated by TCF have various adjustment periods and generally provide for limitations on the amount the rate may adjust on each adjustment date, as well as the total amount of adjustments over the lives of the loans. Accordingly, while this portfolio of loans is rate sensitive, it may not be as rate sensitive as TCF's cost of funds. In addition to such interest-rate risk, TCF faces credit risks resulting from potential increased costs to borrowers as a result of rate adjustments on adjustable-rate loans in its portfolio, which will depend upon the magnitude and frequency of shifts in market interest rates. Some adjustable-rate residential real estate loans originated by TCF in prior periods did not provide for limitations on rate adjustments. Credit risk may also result from declines in the values of underlying real estate collateral. See "-- Classified Assets, Loan and Lease Delinquencies and Defaults."

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

CONSUMER LENDING

GENERAL

     TCF makes consumer loans for personal, family or household purposes, such as debt consolidation or the financing of home improvements, automobiles, vacations and education. All of TCF's consumer loans are originated in markets in which the TCF Banks or TCF's consumer finance subsidiaries have their offices. Total consumer loans for the TCF Banks and the consumer finance subsidiaries totaled $2 billion at December 31, 1997, with $797 million, or 39%, having fixed interest rates and $1.2 billion, or 61%, having adjustable interest rates. The following discussion provides additional information on TCF's consumer lending operations.

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

      TCF originates student loans for resale. TCF had $135.3 million of education loans held for sale at December 31, 1997, compared with $146.3 million at December 31, 1996. TCF generally retains the student loans it originates until they are fully disbursed. Under a forward commitment agreement with the Student Loan Marketing Association ("SLMA"), TCF can sell the student loans to SLMA once they are fully disbursed, but must sell the student loans to SLMA before they go into repayment status. These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF. During the years ended December 31, 1997, 1996 and 1995, TCF sold $98.8 million, $102.8 million and $91 million of its student loans, respectively. TCF subcontracts for the servicing of student loans in its portfolio. TCF's future student loan origination activity will be dependent on continued support of guaranteed student loan programs by the U.S. Government and TCF's ability to continue to sell such loans to SLMA or other parties. Recent federal legislation has limited the role of private lenders in originating student loans, and this may reduce the volume of TCF's student loan originations in future periods.

CONSUMER FINANCE LENDING

     TCF engages in consumer finance lending through the consumer finance subsidiaries. TCF had 60 consumer finance offices in 16 states as of December 31, 1997. Additional information concerning the geographic locations of TCF's consumer finance loan portfolio is set forth in Note 6 of Notes to Consolidated Financial Statements on pages 47 and 48 of TCF's 1997 Annual Report, incorporated herein by reference. TCF's consumer finance loan portfolio totaled $521.5 million at December 31, 1997, compared with $496.3 million at December 31, 1996. The Company is seeking to increase the outstanding loan balances and improve the profitability of its consumer finance subsidiaries. Consumer finance lending is generally considered to involve a higher level of credit risk. See "Financial Review -- Financial Condition - Loans and Leases" on pages 25 through 27 of TCF's 1997 Annual Report, incorporated herein by reference, for additional information regarding the operations of the consumer finance subsidiaries.

COMMERCIAL REAL ESTATE LENDING

     TCF currently originates longer-term loans on commercial real estate and, to a lesser extent, shorter-term construction loans. Although TCF's commercial real estate lending activity has declined in recent years, primarily as a result of more stringent underwriting standards and competition from other lenders, TCF is endeavoring to increase its originations of commercial real estate loans to creditworthy borrowers based in its primary markets. TCF may also engage in commercial real estate loan brokerage activity. TCF's commercial real estate loans are generally originated with adjustable interest rates, but TCF also offers shorter-term loans at fixed rates. At December 31, 1997, adjustable-rate loans represented 84% of commercial real estate loans outstanding. At December 31, 1997, TCF had a total of 1,637 outstanding commercial real estate loans secured by properties located in its primary markets. Of this total, 212 loans totaling $461.7 million had balances exceeding $1 million. See "Financial Review -- Financial Condition - Loans and Leases" on pages 25 through 27 of TCF's 1997 Annual Report, incorporated herein by reference, for information regarding the types of properties securing TCF's commercial real estate loans.

     At December 31, 1997, TCF's commercial construction and development loan portfolio totaled $86.2 million. Construction and permanent commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

COMMERCIAL BUSINESS LENDING

     TCF engages in general commercial business lending. Commercial business loans may be secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis. TCF is seeking to expand its commercial business lending activity by lending to small and medium-sized businesses. TCF's commercial business lending activities encompass loans with a broad variety of purposes, including corporate working capital loans and loans to finance the purchase of equipment or other acquisitions. TCF also makes loans to individuals who use the funds for business or personal purposes. As part of its commercial business and commercial real estate lending activities, TCF also issues standby letters of credit. At December 31, 1997, TCF had 82 such standby letters of credit outstanding in the aggregate amount of $30.7 million.

     Recognizing the generally increased risks associated with commercial business lending, TCF originates commercial business loans in order to increase its short-term, variable-rate asset base and to contribute to its profitability through the higher rates earned on these loans and the marketing of other bank products. TCF concentrates on originating commercial business loans primarily to middle-market companies based in its primary markets with borrowing requirements of less than $15 million. Substantially all of TCF's commercial business loans outstanding at December 31, 1997 were to borrowers based in its primary markets.

LEASE FINANCING

     TCF engages in lease financing through Winthrop. Lease financings increased $72.5 million from year-end 1996 to $414.3 million at December 31, 1997, reflecting a $79.7 million increase in direct financing leases, partially offset by a $9.9 million decrease in sales-type leases. See "Financial Review -- Financial Condition - Loans and Leases" on pages 25 through 27 of TCF's 1997 Annual Report, incorporated herein by reference, for additional information on lease financing.

CLASSIFIED ASSETS, LOAN AND LEASE DELINQUENCIES AND DEFAULTS

     TCF has established a classification system for individual commercial loans or other assets based on OCC regulations under which all or part of a loan or other asset may be classified as "substandard," "doubtful," "loss" or "special mention." It has also established overall ratings for various credit portfolios. A loan or other asset is placed in the substandard category when it is considered to have a well-defined weakness. A loan or other asset is placed in the doubtful category when some loss is likely but there is still sufficient uncertainty to permit the asset to remain on the books at its full value. All or a portion of a loan or other asset is classified as loss when it is considered uncollectible, in which case it is generally charged off. In some cases, loans or other assets for which there is perceived some possible exposure to credit loss are classified as special mention. Loans and other assets that are classified are subject to periodic review of their appropriate regulatory classifications.

     The following table summarizes information about TCF's non-accrual, restructured and past due loans and leases:

                                                      AT DECEMBER 31,
                                           ------------------------------------
                                           1997    1996    1995    1994    1993
                                           ----    ----    ----    ----    ----
                                                       (IN MILLIONS)

Non-accrual loans and leases               $36.8   $26.4   $44.3   $33.8   $88.3
Restructured loans                           1.3     3.0     1.6     4.3    10.8
                                           -----   -----   -----   -----   -----
  Total non-accrual and restructured
    loans and leases                       $38.1   $29.4   $45.9   $38.1   $99.1
                                           -----   -----   -----   -----   -----
                                           -----   -----   -----   -----   -----
  Accruing loans and leases 90 days or
    more past due                          $   -   $   -   $  .7   $ 2.4   $ 5.2
                                           -----   -----   -----   -----   -----
                                           -----   -----   -----   -----   -----

     The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest unless such loans and leases are adequately secured and in the process of collection. See "Financial Review -- Financial Condition - Non-Performing Assets" on pages 27 through 29 of TCF's 1997 Annual Report, incorporated herein by reference, for information regarding other problem loans and leases in TCF's portfolio.

     TCF has established loan and lease loss reserves for known and anticipated problem loans and leases as well as for loans and leases which are not currently known to require a specific reserve. Total loan and lease loss reserves at December 31, 1997 were $82.6 million, which amounts to 1.15% of gross loans and leases outstanding. The following table summarizes the allocation of the allowance for loan and lease losses (includes general and specific loss allocations):

                                                                                ALLOCATIONS AS A PERCENTAGE
                                                                                          OF GROSS
                                                                               LOANS AND LEASES OUTSTANDING
                                                                                         BY TYPE(1)
                                           AT DECEMBER 31,                             AT DECEMBER 31,
                            -------------------------------------------      ---------------------------------
                              1997     1996     1995     1994     1993       1997   1996   1995   1994   1993
                            -------  -------  -------  -------  -------      -----  -----  -----  -----  -----
                                                          (DOLLARS IN THOUSANDS)
Residential real estate     $ 3,501  $ 2,379  $ 3,238  $ 2,493  $ 2,449       .10%   .11%   .12%   .09%   .11%
Commercial real estate       15,065   16,213   20,701   22,006   24,869      1.75   1.88   2.13   2.21   2.28
Commercial business           4,520    3,072    7,261    5,603   13,605      1.89   1.96   4.33   2.93   6.33
Consumer                     28,129   26,700   16,667   10,757    7,797      1.38   1.48   1.05    .83    .72
Lease financing               2,004    1,116      595        -        -       .48    .33    .21      -      -
Unallocated                  29,364   22,385   17,828   15,484    5,724      N.A.   N.A.   N.A.   N.A.   N.A.
                            -------  -------  -------  -------  -------
Total allowance balance     $82,583  $71,865  $66,290  $56,343  $54,444      1.15   1.33   1.18   1.05   1.12
                            -------  -------  -------  -------  -------
                            -------  -------  -------  -------  -------

---------------------------
(1)  Excluding loans held for sale.
N.A. - Not applicable.

     The following table summarizes the percentage of the outstanding balance of gross loans and leases in each category to total gross loans and leases, excluding loans held for sale:

                                        AT DECEMBER 31,
                             --------------------------------------
                              1997    1996    1995    1994   1993
                             ------  ------  ------  ------  ------
Residential real estate       50.5%   41.7%   46.5%   49.5%   47.3%
Commercial real estate        12.0    15.9    17.2    18.5    22.4
Commercial business            3.3     2.9     3.0     3.6     4.4
Consumer                      28.4    33.2    28.3    24.2    22.1
Lease financing                5.8     6.3     5.0     4.2     3.8
                             -----   -----   -----   -----   -----
                             100.0%  100.0%  100.0%  100.0%  100.0%
                             -----   -----   -----   -----   -----
                             -----   -----   -----   -----   -----

     The following table summarizes additional information about TCF's allowance for loan and lease losses:

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                              1997      1996       1995       1994       1993
                                           ---------  ---------  ---------  ---------  ---------
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of year               $ 71,865   $ 66,290   $ 56,343   $ 54,444   $ 47,834
Acquired balance                             10,592          -          -          -          -
Adjustments for pooling of interests              -          -          -          -        (56)
Charge-offs:
   Residential real estate                     (444)      (333)      (472)    (1,070)      (896)
   Commercial real estate                      (927)    (1,944)    (4,189)    (8,039)   (18,942)
   Commercial business                       (1,485)    (2,786)    (1,695)    (2,804)    (8,473)
   Consumer                                 (21,660)   (18,317)    (8,414)    (4,081)    (4,483)
   Lease financing                           (2,297)      (914)      (247)      (109)    (2,381)
                                           ---------  ---------  ---------  ---------  ---------
                                            (26,813)   (24,294)   (15,017)   (16,103)   (35,175)
                                           ---------  ---------  ---------  ---------  ---------
Recoveries:
   Residential real estate                      167        131        157        222        274
   Commercial real estate                     2,530      3,690      1,080      2,475      2,132
   Commercial business                        2,488      2,675      4,862      3,132      2,309
   Consumer                                   3,141      1,918      1,892      1,262      1,353
   Lease financing                              618          9          -          -          -
                                           ---------  ---------  ---------  ---------  ---------
                                              8,944      8,423      7,991      7,091      6,068
                                           ---------  ---------  ---------  ---------  ---------
      Net charge-offs                       (17,869)   (15,871)    (7,026)    (9,012)   (29,107)
Provision charged to operations              17,995     21,446     16,973     10,911     35,773
                                           ---------  ---------  ---------  ---------  ---------
Balance at end of year                     $ 82,583   $ 71,865   $ 66,290   $ 56,343   $ 54,444
                                           ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------

Ratio of net loan and lease charge-offs
  to average loans and leases
  outstanding (1)                               .30%       .29%       .13%       .18%       .63%

Year-end allowance as a percentage of
  year-end gross loan and lease
  balances (2)                                 1.15       1.33       1.18       1.05       1.12

---------------------------
(1)  Excluding loans held for sale.

     In addition to its allowance for loan and lease losses, TCF had an industrial revenue bond reserve of $1.5 million at December 31, 1997.

     A summary of the industrial revenue bond reserves follows:

                                                        YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------
                                             1997      1996      1995      1994      1993
                                            -------   -------   -------   -------   -------
                                                             (IN THOUSANDS)
Balance at beginning of year                $1,660    $1,960    $2,759    $2,689    $1,463
  Adjustments for pooling of interests           -         -         -         -       225
  Provision for losses                        (200)     (200)     (919)        -     1,726
  Net (charge-offs) recoveries                   -      (100)      120        70      (725)
                                            -------   -------   -------   -------   -------
Balance at end of year                      $1,460    $1,660    $1,960    $2,759    $2,689
                                            -------   -------   -------   -------   -------
                                            -------   -------   -------   -------   -------

     The allowance for loan and lease losses and industrial revenue bond reserves are based upon management's periodic analysis of TCF's loan and lease portfolios and industrial revenue bond financial guarantees. Although appropriate levels of reserves have been estimated based upon factors and trends identified by management, there can be no assurance that the levels are adequate. Economic stagnation or reversals in the economy could give rise to increasing risk of credit losses and necessitate an increase in the required level of reserves. The expansion in the Company's consumer finance operation, and in particular the emphasis on sub-prime automobile lending, creates increased exposure to increases in delinquencies, repossessions, foreclosures and losses that generally occur during economic downturns or recessions.

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

     Additional information concerning TCF's allowance for loan and lease losses and industrial revenue bond reserves is set forth in "Financial Review -- Financial Condition - Allowance for Loan and Lease Losses and Industrial Revenue Bond Reserves" on page 27, in Note 1 of Notes to Consolidated Financial Statements on pages 40 through 42 of TCF's 1997 Annual Report and in Note 7 of Notes to Consolidated Financial Statements on page 49 of TCF's 1997 Annual Report, incorporated herein by reference.

                             INVESTMENT ACTIVITIES

     The TCF Banks have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, deposits of insured banks, bankers' acceptances and federal funds. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans and leases. The TCF Banks must also meet reserve requirements of the FRB, which are imposed based on amounts on deposit in various types of deposit categories.

     Following is a table indicating the investments comprising TCF's portfolio, excluding securities available for sale:

                                                                               AT DECEMBER 31,
                                                                       -----------------------------
                                                                         1997       1996      1995
                                                                       --------   --------   -------
                                                                               (IN THOUSANDS)
Interest-bearing deposits with banks                                   $ 20,572   $386,224   $11,594
U.S. Government and other marketable securities held to maturity:
  U.S. Government and agency obligations                                      -          -        50
  Commercial paper                                                        4,061      3,910     3,666
                                                                       --------   --------   -------
                                                                          4,061      3,910     3,716
Federal Home Loan Bank stock, at cost                                    82,002     66,061    60,096
Federal Reserve Bank stock, at cost                                      22,977          -         -
                                                                       --------   --------   -------
                                                                       $129,612   $456,195   $75,406
                                                                       --------   --------   -------
                                                                       --------   --------   -------

     Information regarding the carrying values and fair values of TCF's investments is set forth in Note 3 of Notes to Consolidated Financial Statements on page 45 of TCF's 1997 Annual Report, incorporated herein by reference. Following is a table summarizing yields by scheduled maturities for indicated investment securities:

                                       U.S. GOVERNMENT
                                          AND AGENCY
                                         OBLIGATIONS               ALL OTHER                 TOTAL
                                       HELD TO MATURITY           INVESTMENTS             INVESTMENTS
                                      -------------------     -------------------     -------------------
                                       AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT      YIELD
                                       ------      -----       ------      -----       ------      -----
                                                            (DOLLARS IN THOUSANDS)
At December 31, 1997:

  Due in one year or less               $   -       -  %      $ 24,633     6.09%     $ 24,633      6.09%
  No stated maturity                        -       -          104,979(1)  7.04       104,979      7.04
                                        -----                 --------               --------
  Total                                 $   -       -         $129,612     6.86      $129,612      6.86
                                        -----                 --------               --------
                                        -----                 --------               --------
  Weighted-average life
    (in years)                              -                       .1                     .1

At December 31, 1996:

  Due in one year or less               $   -       -  %      $390,134     5.20%     $390,134      5.20%
  No stated maturity                        -       -           66,061(1)  7.24        66,061      7.24
                                        -----                 --------               --------
  Total                                 $   -       -         $456,195     5.50      $456,195      5.50
                                        -----                 --------               --------
                                        -----                 --------               --------
  Weighted-average life
    (in years)                              -                       .1                     .1

---------------------------
(1) Balance represents FHLB stock, a required regulatory investment at adjustable rates having no stated maturity, and FRB stock, a required regulatory investment at fixed rates having no stated maturity. FHLB stock and FRB stock have been excluded from the weighted-average life calculation.

     Following is a table indicating the investments comprising TCF's securities available for sale:

                                                            AT DECEMBER 31,
                                                   ----------------------------------
                                                      1997        1996        1995
                                                   ----------   --------   ----------
                                                             (IN THOUSANDS)
U.S. Government and other marketable securities:
  U.S. Government and agency obligations           $        -   $      -   $    1,005
  Other                                                     -         32           92
                                                   ----------   --------   ----------
                                                            -         32        1,097
                                                   ----------   --------   ----------
Mortgage-backed securities:
  FHLMC                                               710,799    317,177      360,631
  FNMA                                                469,900    542,147      655,568
  GNMA                                                 43,993    116,388      138,723
  Private issuer                                      200,325     22,531       26,903
  Collateralized mortgage obligations                   1,114      1,311       18,603
                                                   ----------   --------   ----------
                                                    1,426,131    999,554    1,200,428
                                                   ----------   --------   ----------
                                                   $1,426,131   $999,586   $1,201,525
                                                   ----------   --------   ----------
                                                   ----------   --------   ----------

     Information regarding the amortized cost and fair values of TCF's securities available for sale is set forth in Note 4 of Notes to Consolidated Financial Statements on page 46 of TCF's 1997 Annual Report, incorporated herein by reference.

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

     The composition of TCF's deposits has a significant impact on its cost of funds. TCF's marketing strategy emphasizes attracting deposits held in checking, regular savings and money market accounts. These accounts provide significant fee income and are a source of low-interest cost funds. Checking, savings and money market accounts comprised 48% of total deposits at December 31, 1997, down from 53% and 49% of total deposits at December 31, 1996 and December 31, 1995, respectively. The decrease reflects the impact of the acquisition of Standard, which had a lower proportion of checking, savings and money-market accounts to total deposits than TCF. In addition, there were approximately 1.3 million retail checking, savings and money market accounts at December 31, 1997, compared with approximately 1.1 million and 1 million such accounts at December 31, 1996 and 1995, respectively.

     Information concerning TCF's deposits is set forth in "Financial Review -- Financial Condition - Deposits" on page 29 and in Note 11 of Notes to Consolidated Financial Statements on page 51 of TCF's 1997 Annual Report, incorporated herein by reference.

BORROWINGS

     The FHLB System functions as a central reserve bank providing credit for financial institutions through a regional bank located within a particular financial institution's assigned region. All of the TCF Banks, except for TCF Colorado, are members of the FHLB System, and are required to own a minimum level of FHLB capital stock and are authorized to apply for advances on the security of such stock and certain of their loans and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. TCF's FHLB advances totaled $1.3 billion at December 31, 1997, compared with $1.1 billion at December 31, 1996. FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rates and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB's assessment of the institution's creditworthiness. As a result of the failure of a number of savings institutions and reductions in outstanding loans to its members, the FHLB system has become less profitable and its continued viability may depend upon its ability to attract new members.

     As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements ("reverse repurchase agreements") with the FHLMC or major investment bankers utilizing government securities or mortgage-backed securities as collateral. Reverse repurchase agreements totaled $112.2 million at December 31, 1997, compared with $293.7 million at December 31, 1996. Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a reverse repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and it is TCF's policy to enter into reverse repurchase agreements only with institutions with a satisfactory credit history.

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

     Information concerning TCF's FHLB advances, reverse repurchase agreements and other borrowings is set forth in "Financial Review -- Financial Condition - Borrowings" on page 29 and in Note 12 of Notes to Consolidated Financial Statements on pages 52 and 53 of TCF's 1997 Annual Report, incorporated herein by reference.

     The following tables set forth TCF's maximum and average borrowing levels for each of the years in the three-year period ended December 31, 1997:

                                                             YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                          1997         1996         1995
                                                          ----         ----         ----
                                                                  (IN THOUSANDS)
Maximum Balances (1):
  FHLB advances                                        $1,339,578   $1,141,040   $1,089,993
  Securities sold under repurchase agreements
    and federal funds purchased                           482,231      647,707      747,825
  Discounted lease rentals                                241,895      189,105      178,457
  Subordinated debt                                        42,142       42,172       50,676
  Collateralized obligations                               40,374       41,170       41,817
  Other borrowings                                         61,089       42,808       40,020

---------------------------
(1)  Maximum month-end balances.

                                                                 YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------
                                                         1997               1996               1995
                                                   ---------------    ---------------    ----------------
                                                   BALANCE    RATE    BALANCE    RATE    BALANCE     RATE
                                                   -------    ----    -------    ----    -------     ----
                                                                  (DOLLARS IN THOUSANDS)
Average Balances and Rates:
  FHLB advances                                   $817,464    5.89%  $674,703   5.52%   $860,948    5.89%
  Securities sold under repurchase agreements
    and federal funds purchased                    346,339    5.74    506,298   5.65     596,935    6.05
  Discounted lease rentals                         222,558    8.28    180,586   8.25     163,871    8.31
  Subordinated debt                                 37,953    9.44     28,911   8.87      46,429   10.74
  Collateralized obligations                        37,938    6.43     40,831   6.33      41,586    6.93
  Other borrowings                                  21,656    6.24     15,829   6.39       8,095    6.89

                               OTHER INFORMATION

ACTIVITIES OF SUBSIDIARIES OF TCF FINANCIAL

     TCF's business operations include those conducted by direct and indirect subsidiaries of TCF Financial. During the year ended December 31, 1997, TCF's subsidiaries were principally engaged in the following activities:

     Mortgage Banking

     TCF Mortgage Corporation, a subsidiary of TCF Minnesota, Great Lakes Michigan and Standard Financial Mortgage Corporation, a subsidiary of TCF Illinois, originate, purchase, sell and service residential mortgage loans. During 1997, a subsidiary of TCF Mortgage Corporation was involved in a joint venture known as Burnet Home Loans with Burnet Mortgage Corporation, an affiliate of Burnet Realty Inc., for the origination of residential mortgage loans from offices of Burnet Realty. TCF sold its interest in the joint venture on February 13, 1998.

     Leasing

     Winthrop, a subsidiary of TCF Minnesota, provides a range of comprehensive lease finance products. Winthrop leases high-technology and other business-essential equipment to customers ranging from large corporations to small, growing businesses.

     Annuities and Investment Services

     TCF Financial Insurance Agency, Inc., TCF Financial Insurance Agency Illinois, Inc., TCF Financial Insurance Agency Wisconsin, Inc. and TCF Financial Insurance Agency Michigan, Inc. are insurance agencies engaging in the sale of fixed-rate, single premium tax-deferred annuities. TCF Securities, Inc. engages in the sale of non-proprietary mutual fund products, and in the sale of variable-rate, single premium tax-deferred annuities.

     Insurance, Title Insurance and Appraisal Services

     TCF Agency Minnesota, Inc., TCF Agency Wisconsin, Inc., TCF Agency Illinois, Inc., TCF Agency Colorado, Inc., TCF Agency Insurance Services, Inc. and Lakeland Group Insurance Agency, Inc. provide various types of insurance, principally credit-related insurance, marketed primarily to TCF's customers. North Star Title, Inc. is a title insurance agent for several title insurance underwriters, operating primarily in Minnesota, Illinois, Wisconsin and Michigan, providing title insurance, real estate abstracting, and closing services to affiliates and third parties. North Star Real Estate Services, Inc. provides real estate appraisal services to its affiliates and to third parties.

     Consumer Finance

     TCF Financial Services, Inc., TCF Consumer Financial Services, Inc. and TCF Real Estate Financial Services, Inc. make loans to consumers for personal, family or household purposes such as debt consolidation or the financing of home improvements and automobiles.

RECENT ACCOUNTING DEVELOPMENTS

     During the past several years, there has been an ongoing review of the accounting principles and practices used by financial institutions for certain types of transactions. This review is expected to continue by banking regulators, the Securities and Exchange Commission ("SEC"), the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants ("AICPA") and other organizations. As a result of this process, there have been new accounting pronouncements which have had an impact on TCF. Further developments may be forthcoming in light of this ongoing review process.

     In June 1996, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Additional information on SFAS No. 125 is set forth in Note 1 of Notes to Consolidated Financial Statements on pages 40 through 42 of TCF's 1997 Annual Report, incorporated herein by reference.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." Additional information on SFAS No. 128 is set forth in Note 1 of Notes to Consolidated Financial Statements on pages 40 through 42 of TCF's 1997 Annual Report, incorporated herein by reference.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Additional information on SFAS No. 123 is set forth in Note 1 of Notes to Consolidated Financial Statements on pages 40 through 42 and Note 18 of Notes to Consolidated Financial Statements on pages 61 and 62 of TCF's 1997 Annual Report, incorporated herein by reference.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Additional information on SFAS No. 130 is set forth in "Financial Review -- Financial Condition - Recent Accounting Developments" on page 30 of TCF's 1997 Annual Report, incorporated herein by reference.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Additional information on SFAS No. 131 is set forth in "Financial Review -- Financial Condition - Recent Accounting Developments" on page 30 of TCF's 1997 Annual Report, incorporated herein by reference.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required. Management believes the adoption of this statement will not significantly impact TCF's financial condition or results of operations.

COMPETITION

     TCF Minnesota is the third largest depository institution headquartered in Minnesota. TCF Illinois, TCF Wisconsin, TCF Colorado and Great Lakes Michigan compete with a number of larger depository institutions in their market areas. The TCF Banks experience significant competition in attracting and retaining deposits and in lending funds. TCF believes the primary factors in competing for deposits are the ability to offer attractive rates and products, convenient office locations and supporting data processing systems and services. Direct competition for deposits comes primarily from other commercial banks, credit unions and savings institutions. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. The primary factors in competing for loans are interest rates, loan origination fees and the range of services offered. TCF competes for origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer finance companies, credit unions, insurance companies and savings institutions. TCF, through Winthrop, also competes nationwide with other leasing companies in the financing of high-technology and business-essential equipment.

EMPLOYEES

     As of December 31, 1997, TCF had approximately 5,600 employees, including 1,400 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, accident insurance, short- and long-term disability coverage, a pension plan and a shared contribution stock ownership-401(k) plan.

                                   REGULATION

     The banking industry is generally subject to extensive regulatory oversight. TCF Financial, as a publicly held bank holding company, and the TCF Banks, as national banks with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations are likely and cannot be predicted with certainty.

RECENT DEVELOPMENTS

     Federal legislation enacted in September 1996 addressed a funding shortfall that had resulted in a significant deposit insurance premium disparity between banks insured by the Bank Insurance Fund ("BIF") and thrifts insured by the Savings Association Insurance Fund ("SAIF"). This new legislation imposed a one-time special assessment on thrift institutions such as the TCF Banks and provided a reduction in deposit insurance premiums in subsequent periods and other regulatory reforms. In other federal legislation enacted in 1996, the reserve method of accounting for thrift bad debt reserves was repealed, eliminating the recapture of a thrift's bad debt reserve under certain circumstances, including a thrift institution's conversion to a bank or similar charter changes. As a result of these legislative changes and to reflect TCF's community banking strategies, TCF's management elected to seek the conversion of the TCF Banks from federal savings banks to national banks.

     In April 1997, the TCF Banks became national banks (collectively, the "Bank Conversion") regulated by the OCC and TCF Financial became a bank holding company regulated by the FRB. As a result of these changes, TCF Financial and the TCF Banks ceased to be regulated by the Office of Thrift Supervision ("OTS"). Among other changes following the Bank Conversion, TCF Illinois and TCF Wisconsin became direct subsidiaries of TCF Financial as opposed to TCF Minnesota, and TCF's annuity and mutual fund sales operations became subsidiaries of the TCF Banks as opposed to TCF Financial.

REGULATORY CAPITAL REQUIREMENTS

     TCF Financial and the TCF Banks are subject to risk-based and leverage capital requirements of the FRB and the OCC, respectively. These requirements are described below. In addition, these regulatory agencies are required by law to take prompt action where institutions do not meet certain other minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defines five levels of capital condition, the highest of which is "well-capitalized," and requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or activity restrictions. Undercapitalized banks must also develop a capital restoration plan and the parent bank holding company is required to guarantee compliance with the plan. TCF Financial and the TCF Banks believe they would be considered "well-capitalized" under the FDICIA capital standards.

     The FRB's risk-based capital guidelines include among their objectives making regulatory capital requirements more sensitive to differences in risk profiles of banking organizations, factoring off-balance-sheet exposures into the assessment of capital adequacy and minimizing disincentives to holding liquid, low-risk assets. Under these guidelines, a bank holding company's assets and certain off-balance sheet items are assigned to one of four risk categories, each weighted differently in accordance with the perceived level of risk posed by such assets or off-balance-sheet items.

     FRB guidelines also prescribe two "tiers" of capital. "Tier 1" capital includes common stockholders' equity; qualifying noncumulative perpetual preferred stock (including related surplus); qualifying cumulative perpetual preferred stock (including related surplus), subject to certain limitations; and minority interests in the equity accounts of consolidated subsidiaries. Tier 1 capital excludes goodwill and certain other intangible and other assets.

     "Supplementary" or "Tier 2" capital consists of the allowance for loan and lease losses, subject to certain limitations; perpetual preferred stock and related surplus, subject to certain conditions; hybrid capital instruments (i.e., those with characteristics of both equity and debt), perpetual debt and mandatory convertible debt securities; and term subordinated debt and intermediate-term preferred stock (including related surplus), subject to certain limitations. The maximum amount of Tier 2 capital that is allowed to be included in an institution's qualifying total capital is 100% of Tier 1 capital, net of goodwill and other intangible assets required to be deducted.

     TCF Financial is currently required to maintain (i) Tier 1 capital equal to at least four percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to eight percent of risk-weighted assets. The FRB also requires bank holding companies to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least three percent. Higher leverage ratio requirements (a minimum additional "cushion" of 100 to 200 basis points) are imposed for institutions that do not have the highest regulatory rating or that fail to meet certain other criteria. At December 31, 1997, TCF believes it met all these requirements. See Note 15 of Notes to Consolidated Financial Statements on page 56 of TCF's 1997 Annual Report, incorporated herein by reference. The FRB has not advised TCF of any specific minimum Tier 1 leverage ratio applicable to it.

     The FRB's guidelines indicate that the FRB expects that bank holding companies experiencing internal growth or making acquisitions should maintain stronger capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the guidelines provide that the FRB will use Tier 1 leverage guidelines in its inspection and supervisory process and as part of its analysis of applications to be approved by the FRB (this would include applications relating to bank holding company activities, acquisitions or other matters). The guidelines also indicate that the FRB will review the Tier 1 leverage measure periodically and will consider adjustments needed to reflect significant changes in the economy, financial markets and banking practices.

     The OCC also imposes on the TCF Banks regulatory capital requirements that are substantially similar to those imposed by the FRB, and TCF believes each of the TCF Banks complied with OCC regulatory capital requirements at December 31, 1997.

     The FRB and the OCC have recently adopted rules that could permit them to quantify and account for interest-rate risk exposure and market risk from trading activity and reflect these risks in higher capital requirements. New legislation, additional rulemaking, or changes in regulatory policies may affect future regulatory capital requirements applicable to TCF Financial and the TCF Banks. The ability of TCF Financial and the TCF Banks to comply with regulatory capital requirements may be adversely affected by legislative changes or future rulemaking or policies of their regulatory authorities, or by unanticipated losses or lower levels of earnings.

RESTRICTIONS ON DISTRIBUTIONS

     Dividends or other capital distributions from the TCF Banks to TCF Financial are an important source of TCF Financial's ability to pay dividends on its common stock, to make payments on TCF Financial's other borrowings, or for other cash needs. The TCF Banks' ability to pay dividends is heavily dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies. In general, the TCF Banks may not declare or pay a dividend to TCF Financial in excess of 100% of their net profits during a year combined with their retained net profits for the preceding two years without prior approval of the OCC. The TCF Banks' ability to make any capital distributions in the future may require regulatory approval and may be restricted by their regulatory authorities. The TCF Banks' ability to make any such distributions may also depend on their earnings and ability to meet minimum regulatory capital requirements in effect during future periods. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. These capital adequacy standards may be higher than existing minimum capital requirements. In addition, tax considerations may limit the ability of the TCF Banks to make dividend payments in excess of their current and accumulated tax "earnings and profits" ("E&P"). Annual dividend distributions in excess of E&P could invoke a tax liability based on the amount of excess earnings distributed and current tax rates.

REGULATION OF TCF FINANCIAL AND AFFILIATE AND INSIDER TRANSACTIONS

     TCF Financial is subject to regulation as a bank holding company. It is required to register with the FRB and is subject to FRB regulations, examinations and reporting requirements relating to its bank holding companies. As subsidiaries of a bank holding company, the TCF Banks are subject to certain restrictions in their dealings with TCF Financial and with other companies affiliated with TCF Financial, and also with each other.

     As a result of FDICIA, TCF Financial may be required to make up certain capital deficiencies of the TCF Banks. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank. In addition, Section 55 of the National Bank Act may permit the OCC to order the pro rata assessment of shareholders of a national bank where the capital of the bank has become impaired. If a shareholder fails to pay such an assessment within three months, the OCC may order the sale of the shareholder's stock to cover a deficiency in the capital of a subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

     Under the Bank Holding Company Act ("BHCA"), a bank holding company must obtain FRB approval before acquiring more than 5% control, or substantially all of the assets, of another bank or bank holding company, or merging or consolidating with another bank holding company. The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, or conducting activities permitted by the FRB as being closely related and proper incidents to the business of banking.

RESTRICTIONS ON CHANGE IN CONTROL

     Federal and state laws and regulations contain a number of provisions which impose restrictions on changes in control of financial institutions such as the TCF Banks, and which require regulatory approval prior to any such changes in control. The Restated Certificate of Incorporation of TCF Financial and a Shareholder Rights Plan adopted by TCF Financial in 1989, among other items, contain features which may inhibit a change in control of TCF Financial.

ACQUISITIONS AND INTERSTATE OPERATIONS

     Under federal law, interstate merger transactions may be approved by federal bank regulators without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Act") by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches by banks are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions may also be subject to certain nationwide and statewide insured deposit concentration amounts described above.

INSURANCE OF ACCOUNTS; DEPOSITOR PREFERENCE

     The deposits of the TCF Banks are insured by the FDIC up to $100,000 per insured depositor. Substantially all of TCF's deposits are SAIF-insured, but TCF also has deposits insured by the BIF. The FDIC has established a risk-based deposit insurance assessment under which deposit insurance assessments are based upon an institution's capital strength and supervisory condition, as determined by the institution's primary regulator. The annual insurance premiums on bank deposits insured by the BIF and SAIF may vary between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

     In addition to risk-based deposit insurance assessments, assessments may be imposed on deposits insured by either the BIF or the SAIF to pay for the cost of Financing Corporation ("FICO") funding. FICO assessment rates for 1997 ranged from $.0126 to $.013 per $100 of deposits annually for BIF-assessable deposits and from $.063 to $.065 per $100 of deposits annually for SAIF-assessable deposits.

     An increase in deposit insurance rates assessed against one of the TCF Banks could have a material adverse effect on TCF, depending on the amount and duration of the increase. In addition, the FDIC is authorized to terminate a depository institution's deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution's regulatory authorities. Any such termination of deposit insurance is likely to have a material adverse effect on TCF, the severity of which would depend on the amount of deposits affected by such a termination.

     Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

EXAMINATIONS AND REGULATORY SANCTIONS

     TCF is subject to periodic examination by the FRB, OCC and the FDIC. Bank regulatory authorities may impose on institutions found to operating in an unsafe or unsound manner a number of restrictions or new requirements, including but not limited to growth limitations, dividend restrictions, individual increased regulatory capital requirements, increased loan and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution's directors, officers, employees, agents or independent contractors.

     Subsidiaries of TCF are also subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain insurance, mortgage banking, securities brokerage and consumer finance activities.

NATIONAL BANK INVESTMENT LIMITATIONS

     Permissible investments by national banks are limited by the National Bank Act and by rules of the OCC. The OCC adopted new regulations in December 1996 that permit national banks to establish operating subsidiaries engaged in any activity that the OCC determines is incidental to banking. This rule would permit national bank subsidiaries to engage in activities that are traditionally associated with the business of banking, and would also permit certain activities not traditionally associated with banking. The OCC's new rule imposes certain supervisory limitations on subsidiaries engaged in activities that are not permitted for the parent bank, including notice and comment procedures for activities not previously approved, corporate governance requirements and certain supervisory requirements, including a regulatory capital deduction requirement and application of transactions with affiliates limitations.

FUTURE LEGISLATIVE AND REGULATORY CHANGE; LITIGATION AND ENFORCEMENT ACTIVITY

     There are a number of respects in which future legislative or regulatory change, or changes in enforcement practices or court rulings, could adversely affect TCF, and it is generally not possible to predict when or if such changes may have an impact on TCF. Legislative proposals for tax reform have sought the elimination of certain tax benefits for single premium annuities, which, if adopted, could impair TCF's ability to market annuity products. Recent legislation and administrative action has limited the role of private lenders in education loans and may adversely impact the profitablilty of student lending activity. TCF's non-interest income in future periods may be negatively impacted by pending state and federal legislative proposals which, if enacted, could limit loan, deposit or other fees and service charges. Financial institutions have also increasingly been the subject of private class action lawsuits challenging escrow account practices, private mortgage insurance requirements, the use of loan brokers and other practices.

     The Community Reinvestment Act ("CRA") and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. In recent periods, federal regulatory agencies, including the FRB and the Department of Justice ("DOJ"), have sought a more rigorous enforcement of the CRA and other fair lending laws and regulations. The DOJ is authorized to use the full range of its enforcement authority under the fair lending laws. The DOJ has authority to commence pattern or practice investigations of possible lending discrimination on its own initiative or through referrals from the federal financial institutions regulatory agencies, and to file lawsuits in federal court where there is reasonable cause to believe that such violations have occurred. The DOJ is also authorized to bring suit based on individual complaints filed with the Department of Housing and Urban Development where one of the parties to the complaint elects to have the case heard in federal court. A successful challenge to an institution's performance under the CRA and related laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief and the imposition of restrictions on mergers and acquisitions activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. The ultimate effects of the foregoing or other possible legal and regulatory developments cannot be predicted but may have an adverse impact on TCF.

OTHER LAWS AND REGULATIONS

     TCF is subject to a wide array of other laws and regulations, both federal and state, including, but not limited to, usury laws, the CRA and regulations thereunder, the Equal Credit Opportunity Act and Regulation B, Regulation D reserve requirements, Regulation E Electronic Funds transfer requirements, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X, and the Truth-in Savings Act and Regulation DD. TCF is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans made by lenders or on real estate that is owned by lenders following a foreclosure or otherwise. Although TCF's lending procedures include measures designed to limit lender liability for hazardous waste clean-up or other related liability, TCF has engaged in significant commercial lending activity, and lenders may be held liable for clean up costs relating to hazardous wastes under certain circumstances.

                                   TAXATION

FEDERAL TAXATION

Bad Debt Reserves

     TCF files consolidated federal income tax returns and is an accrual basis taxpayer. The TCF Banks are subject to federal income tax under the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations. Prior to 1996, savings institutions were subject to special bad debt reserve rules and certain other rules.

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

IRS Audit History

     TCF's consolidated tax returns are closed through 1994.

     See "Financial Review -- Results of Operations - Income Taxes" on page 24, Note 1 of Notes to Consolidated Financial Statements on pages 40 through 42 and Note 13 of Notes to Consolidated Financial Statements on pages 54 and 55 of TCF's 1997 Annual Report, incorporated herein by reference, for additional information regarding TCF's income taxes.

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

     TCF and its subsidiaries that operate in Illinois are subject to Illinois state taxation. The Illinois corporate tax rate is 7.3%. Illinois corporate income or loss is apportioned in a similar manner to Minnesota. Subsequent to the Bank Conversion, all TCF entities are included in a single unitary return and income is allocated using only the sales factor in accordance with Illinois financial organization tax law.

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

     Currently, TCF and its subsidiaries file state tax returns in all 50 states, and local tax returns in certain cities.

ITEM 2.   PROPERTIES

OFFICES

     At December 31, 1997, TCF owned the buildings and land for 121 of its bank branch offices, owned the buildings but leased the land for 7 of its bank branch offices and leased the remaining 93 bank branch offices, all of which are well maintained. The properties related to the bank branch offices owned by TCF, including vacant land upon which permanent offices may be constructed, had a depreciated cost of approximately $93 million at December 31, 1997. At December 31, 1997, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $11.5 million. In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $15 million at December 31, 1997. See
Note 8 of Notes to Consolidated Financial Statements on page 50 of TCF's 1997 Annual Report, incorporated herein by reference.

COMPUTER EQUIPMENT

     TCF maintains depositor and borrower customer files on a batch and/or on-line basis, utilizing an IBM computer system. TCF's general ledger accounting and information reporting systems are generally maintained on the mainframe computer. The net book value of all computer equipment was $18.6 million at December 31, 1997. TCF also leases a variety of data processing equipment at a total annual rental of $1.6 million.

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

     In August 1995, Great Lakes Michigan filed with the United States Court of Federal Claims a complaint seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. Great Lakes Michigan's claim is based on the government's breach of contract in connection with Great Lakes Michigan's acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which contracts allowed Great Lakes Michigan to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. The United States has not yet answered Great Lakes Michigan's complaint. Great Lakes Michigan's complaint involves approximately $87.3 million in supervisory goodwill.

     On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 116 S.Ct. 2432 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings are now proceeding to trials before the Court of Federal Claims on the issue of damages. One of these trials commenced on February 24, 1997, and the other is currently scheduled to begin on May 11, 1998. In connection with the trials in those cases, the Court of Federal Claims in December of 1996 denied the government's motion seeking to preclude the plaintiffs in these cases from offering evidence regarding the scope and extent of any lost profits they suffered as a result of the government's breach.

     On December 22, 1997, the Court of Federal Claims issued a decision finding the existence of contracts and governmental breaches of those contracts in four other "supervisory goodwill" cases, consolidated for purposes of that decision only under the title CALIFORNIA FEDERAL BANK V. UNITED STATES, Nos. 92-138C, et al. In reaching its decision, the

Court of Federal Claims rejected a number of "common issue" defenses that the government has raised in a number of "supervisory goodwill" cases.

     There are a variety of contracts and contract provisions in the TCF Minnesota and Great Lakes Michigan transactions. The government has indicated that it will have a number of affirmative defenses against goodwill litigation filed against it. There can be no assurance that the U.S. Supreme Court decision in WINSTAR or the Court of Federal Claims' recent decision in CALIFORNIA FEDERAL will mean that a similar result would be obtained in the actions filed by TCF Minnesota and Great Lakes Michigan. There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or Great Lakes Michigan or, even if a determination favorable to TCF Minnesota or Great Lakes Michigan is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota's or Great Lakes Michigan's claim. Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota's or Great Lakes Michigan's cases, and investors should not anticipate any recovery.

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

                                                                DIVIDENDS
                                       HIGH          LOW        DECLARED
                                       ----          ---        --------
     1997:
        First Quarter                 $23 3/4      $19 1/2       $.09375
        Second Quarter                 25 3/16      18 3/4        .125
        Third Quarter                  29 11/16     24 1/8        .125
        Fourth Quarter                 34 3/8       27            .125

     1996:
        First Quarter                 $19          $14 13/16     $.078125
        Second Quarter                 18 7/8       16            .09375
        Third Quarter                  19 5/16      15 9/16       .09375
        Fourth Quarter                 22 11/16     18 3/4        .09375

     As of March 13, 1998, there were approximately 11,000 record holders of TCF's common stock.

     The Board of Directors of TCF has not adopted a formal dividend policy. The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from the TCF Banks), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, the TCF Banks may not declare or pay a dividend to TCF in excess of 100% of their net profits for that year combined with their retained net profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of the TCF Banks to pay cash dividends or possible diminished earnings of the indirect subsidiaries of the Holding Company may limit the ability of the Holding Company to pay dividends in the future to holders of its common stock. See "REGULATION -- Regulatory Capital Requirements," "REGULATION -- Restrictions on Distributions" and Note 14 of Notes to Consolidated Financial Statements on pages 55 and 56 of TCF's 1997 Annual Report, incorporated herein by reference. Federal income tax rules may also limit dividend payments under certain circumstances. See "TAXATION," and Note 14 of Notes to Consolidated Financial Statements on pages 55 and 56 of TCF's 1997 Annual Report, incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

   The following table summarizes selected consolidated financial data of TCF and its subsidiaries, and should be read in conjunction with the Consolidated Financial Statements and related notes appearing on pages 34 through 71 of TCF's 1997 Annual Report, incorporated herein by reference.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1997       1996       1995       1994       1993
                                         --------   --------   --------   --------   ---------
                                                  (IN THOUSANDS, EXCEPT PER-SHARE DATA)
OPERATING DATA:
Interest income                          $682,614   $612,884   $631,198   $568,864   $572,200
Interest expense                          289,018    258,316    302,106    283,421    306,067
                                         --------   --------   --------   --------   --------
  Net interest income                     393,596    354,568    329,092    285,443    266,133
Provision for credit losses                17,795     21,246     16,054     10,911     37,499
                                         --------   --------   --------   --------   --------
  Net interest income after
    provision for credit losses           375,801    333,322    313,038    274,532    228,634
Gain on sale of loans                         145      5,443          -          -          -
Loss on sale of mortgage-backed
  securities                                    -          -    (21,037)         -          -
Gain (loss) on sale of securities
  available for sale                        8,509         86       (152)       981     10,182
Gain on sale of loan servicing              1,622          -      1,535      2,353        137
Gain on sale of branches                   14,187      2,747      1,103          -          -
Other non-interest income                 202,205    173,336    151,104    139,981    150,281
Amortization of goodwill and other
  intangibles                              15,757      3,540      3,163      3,282      2,981
FDIC special assessment                         -     34,803          -          -          -
Merger-related expenses                         -          -     21,733          -      5,494
Cancellation cost on early termination
  of interest-rate exchange contracts           -          -      4,423          -          -
Other non-interest expense                345,805    315,183    297,583    282,378    275,868
                                         --------   --------   --------   --------   --------
  Income before income tax expense
    and extraordinary items               240,907    161,408    118,689    132,187    104,891
Income tax expense                         95,846     61,031     45,482     52,643     41,903
                                         --------   --------   --------   --------   --------
  Income before extraordinary items       145,061    100,377     73,207     79,544     62,988
Extraordinary items, net                        -          -       (963)         -       (157)
                                         --------   --------   --------   --------   --------
  Net income                              145,061    100,377     72,244     79,544     62,831
Dividends on preferred stock                    -          -        678      2,710      2,769
                                         --------   --------   --------   --------   --------
  Net income available to
    common shareholders                  $145,061   $100,377   $ 71,566   $ 76,834   $ 60,062
                                         --------   --------   --------   --------   --------
                                         --------   --------   --------   --------   --------
Basic earnings per common share:
  Income before extraordinary
    items                                $   1.72   $   1.23   $    .89   $    .98   $    .77
  Extraordinary items                           -          -       (.01)         -          -
                                         --------   --------   --------   --------   --------
  Net income                             $   1.72   $   1.23   $    .88   $    .98   $    .77
                                         --------   --------   --------   --------   --------
                                         --------   --------   --------   --------   --------
Diluted earnings per common share:
  Income before extraordinary
    items                                $   1.69   $   1.20   $    .87   $    .94   $    .75
  Extraordinary items                           -          -       (.01)         -          -
                                         --------   --------   --------   --------   --------
  Net income                             $   1.69   $   1.20   $    .86   $    .94   $    .75
                                         --------   --------   --------   --------   --------
                                         --------   --------   --------   --------   --------

Dividends declared per common share      $ .46875   $.359375   $.296875   $    .25   $.171875
                                         --------   --------   --------   --------   --------
                                         --------   --------   --------   --------   --------
Average common and common
  equivalent shares outstanding:
     Basic                                 84,478     81,904     81,115     78,419     78,013
                                         --------   --------   --------   --------   --------
                                         --------   --------   --------   --------   --------
     Diluted                               86,134     83,939     83,560     81,803     80,837
                                         --------   --------   --------   --------   --------
                                         --------   --------   --------   --------   --------

                                                              AT DECEMBER 31,
                                        --------------------------------------------------------------
                                           1997         1996         1995         1994         1993
                                        ----------   ----------   ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER-SHARE DATA)
FINANCIAL CONDITION DATA:
Total assets                            $9,744,660   $7,430,487   $7,507,856   $8,072,299   $7,809,645
Investments (1)                            129,612      456,195       75,406      291,437      307,484
Securities available for sale            1,426,131      999,586    1,201,525      138,742       10,073
Loans held for sale                        244,612      203,869      242,413      201,511      444,780
Mortgage-backed securities
  held to maturity                               -            -            -    1,601,200    1,751,916
Loans and leases                         7,069,188    5,292,920    5,516,348    5,312,760    4,825,169
Goodwill                                   177,700       15,431       11,569       13,355       14,549
Deposits                                 6,907,310    4,977,630    5,191,552    5,399,718    5,695,928
Federal Home Loan Bank advances          1,339,578    1,141,040      893,587    1,354,663      945,492
Other borrowings                           387,574      567,132      726,314      684,125      587,712
Stockholders' equity                       953,680      630,687      582,399      520,786      465,488
Tangible net worth                         756,159      604,413      557,912      492,769      434,189
Book value per common share                  10.27         7.61         6.98         6.24         5.57
Tangible book value
  per common share                            8.15         7.29         6.69         5.89         5.17

                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------
                                               1997      1996      1995      1994      1993
                                             -------   -------   -------   -------   --------
KEY RATIOS AND OTHER DATA:
Net interest margin                            5.20%     5.27%     4.61%     3.95%     3.69%
Return on average assets                       1.77      1.39       .95      1.03       .81
Return on average realized common equity      19.57     16.77     13.69     16.55     14.72
Average total equity to average assets         9.12      8.31      7.04      6.33      5.59
Average interest-earning assets to average
  interest-bearing liabilities               117.15    115.29    111.30    108.35    106.37
Common dividend payout ratio                  27.74%    29.95%    34.52%    26.60%    22.92%
Number of full service bank offices             221       196       185       177       177

---------------------------
(1) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity, FRB stock and FHLB stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Financial Review on pages 17 through 33 of TCF's 1997 Annual Report, presenting management's discussion and analysis of TCF's financial condition and results of operations, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk set forth on pages 31 through 33 of TCF's 1997 Annual Report are incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Quarterly Financial Data set forth on pages 34 through 71 of TCF's 1997 Annual Report are incorporated herein by reference. See Index to Consolidated Financial Statements on page 32 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of TCF is set forth on pages 2 through 18 of TCF's definitive proxy statement dated March 20, 1998 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of directors and executive officers of TCF is set forth on pages 10 through 18 of TCF's definitive proxy statement dated March 20, 1998 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of TCF's common stock by TCF's directors, executive officers, and certain other shareholders is set forth on pages 9 and 10 of TCF's definitive proxy statement dated March 20, 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and transactions between TCF and management is set forth on pages 15, 16 and 20 of TCF's definitive proxy statement dated March 20, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

     1.   Financial Statements

          See Index to Consolidated Financial Statements on page 28 of this report.

     2.   Financial Statement Schedules

          All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto or is not applicable.

     3.   Exhibits

          See Index to Exhibits on page 28 of this report.

(b)  REPORTS ON FORM 8-K

          A Current Report on Form 8-K, dated September 4, 1997, was filed in connection with TCF's announcement that it had completed its acquisition of Standard. An Amendment No. 1 to Current Report on Form 8-K/A, dated September 4, 1997, was filed in connection with the completion of the Standard acquisition. A Current Report on Form 8-K, dated October 20, 1997, was filed in connection with TCF's announcement that its Board declared a two-for-one stock split in the form of a 100% stock dividend payable November 28, 1997 to shareholders of record as of November 7, 1997, and that TCF's Board declared a cash dividend of 25 cents per common share, to be paid November 28, 1997, prior to the stock split. A Current Report on Form 8-K, dated November 10, 1997, was filed in connection with TCF's execution of an agreement relating to its pending acquisition of 76 branches in Jewel-Osco stores. A Current Report on Form 8-K, dated January 20, 1998, was filed in connection with TCF's announcement that it had authorized the repurchase of up to 5% of the Company's outstanding shares through open market or privately negotiated transactions. A Current Report on Form 8-K, dated January 30, 1998, was filed in connection with TCF's announcement that it had completed the acquisition of 76 branches in Jewel-Osco stores.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TCF FINANCIAL CORPORATION
                                            Registrant

                                            By     /s/ WILLIAM A. COOPER
                                               -----------------------------
                                                     William A. Cooper
                                                 Chairman of the Board and
                                                  Chief Executive Officer
Dated:  March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                                       TITLE                           DATE
             ----                                       -----                           ----

/s/     WILLIAM A. COOPER               Chairman of the Board, Chief Executive     March 27, 1998
----------------------------------        Officer and Director
        William A. Cooper

/s/     THOMAS A. CUSICK                Vice Chairman of the Board, Chief          March 27, 1998
----------------------------------        Operating  Officer and Director
        Thomas A. Cusick

/s/     LYNN A. NAGORSKE                President and Director                     March 27, 1998
----------------------------------
        Lynn A. Nagorske

/s/     RONALD J. PALMER                Executive Vice President, Chief            March 27, 1998
----------------------------------        Officer and Treasurer (Principal
        Ronald J. Palmer                  Financial Officer)

                                        Chairman of the Board of Great Lakes       March 27, 1998
----------------------------------        National Bank Michigan and Director
        Robert J. Delonis

/s/     MARK R. LUND                    Senior Vice President, Assistant           March 27, 1998
----------------------------------        Treasurer and Controller (Principal
        Mark R. Lund                      Accounting Officer)

                                        Chairman of the Board of TCF National      March 27, 1998
----------------------------------        Bank Illinois and Director
        David H. Mackiewich

/s/     JOHN L. MORGAN                  President of  Winthrop Resources           March 27, 1998
----------------------------------        Corporation and Director
        John L. Morgan

/s/     BRUCE G. ALLBRIGHT              Director                                   March 27, 1998
----------------------------------
        Bruce G. Allbright

                                        Director                                   March 27, 1998
----------------------------------
        William F. Bieber

/s/      RUDY BOSCHWITZ                 Director                                   March 27, 1998
----------------------------------
         Rudy Boschwitz

                                        Director                                   March 27, 1998
----------------------------------
         John M. Eggemeyer III

/s/      ROBERT E. EVANS                Director                                   March 27, 1998
----------------------------------
         Robert E. Evans

/s/      LUELLA G. GOLDBERG             Director                                   March 27, 1998
----------------------------------
         Luella G. Goldberg

/s/      DANIEL F. MAY                  Director                                   March 27, 1998
----------------------------------
         Daniel F. May



/s/     THOMAS J. McGOUGH               Director                                   March 27, 1998
----------------------------------
        Thomas J. McGough

                                        Director                                   March 27, 1998
----------------------------------
        Mark K. Rosenfeld

/s/      RALPH STRANGIS                 Director                                   March 27, 1998
----------------------------------
         Ralph Strangis

                                        Director                                   March 27, 1998
----------------------------------
         Ronald A. Ward

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following consolidated financial statements of TCF and its subsidiaries, included in TCF's 1997 Annual Report, are incorporated herein by reference in this report:

                                                                        PAGE
                                                                       IN 1997
     DESCRIPTION                                                    ANNUAL REPORT
     -----------                                                    -------------
     Independent Auditors' Report                                         69

     Consolidated Statements of Financial Condition at
          December 31, 1997 and 1996                                      34

     Consolidated Statements of Operations for each of
          the years in the three-year period ended
          December 31, 1997                                               35

     Consolidated Statements of Cash Flows for each of
          the years in the three-year period ended
          December 31, 1997                                               36

     Consolidated Statements of Stockholders' Equity
          for each of the years in the three-year period
          ended December 31, 1997                                         38

     Notes to Consolidated Financial Statements                           40

     Selected Quarterly Financial Data (Unaudited)                        70

                               INDEX TO EXHIBITS


EXHIBIT                                                                               PAGE
  NO.                                 DESCRIPTION                                      NO.
-------                               -----------                                     ----
3(a)     Restated Certificate of Incorporation of TCF Financial Corporation, as
         amended [incorporated by reference to Exhibit 3(a) to TCF Financial
         Corporation's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995, No. 0-16431], as amended June 5, 1997 . . . . . . .

3(b) Bylaws of TCF Financial Corporation, as amended [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

4(a)     Rights Agreement, dated as of May 23, 1989, between TCF Financial
         Corporation and Manufacturers Hanover Trust Company [incorporated by reference to Exhibit 1 to TCF Financial Corporation's Registration
         Statement on Form 8-A, No. 0-16431 (filed May 25, 1989)], as amended
         October 1, 1995 [incorporated by reference to Exhibit 4(a) to TCF
         Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, No. 0-16431 (filed November 14, 1995)], as amended October 20, 1997 . . . . . . . . . . . . . . . . . . . . . . .

4(b) Indenture dated July 1, 1996 relating to 9.50% Senior Notes due 2003 between Winthrop Resources Corporation ("Winthrop") and Norwest Bank
         Minnesota, National Association, as Trustee [incorporated by reference to Exhibit 4.5 to Winthrop's Registration Statement on Form S-2, File
         No. 333-04539 (filed May 24, 1996)], as amended by First Supplemental
         Indenture dated as of June 20, 1997 by and among Winthrop, TCF
         Financial Corporation and Norwest Bank Minnesota, National
         Association, as Trustee [incorporated by reference to Exhibit 4(d) to TCF Financial Corporation's Amendment No. 1 to Registration Statement on Form S-4, File No. 333-25905 (filed May 21, 1997)]


EXHIBIT                                                                               PAGE
  NO.                                 DESCRIPTION                                      NO.
-------                               -----------                                     ----
4(c)     Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(a) Stock Option and Incentive Plan of TCF Financial Corporation, as amended [incorporated by reference to Exhibit 10.1 to TCF Financial
          Corporation's Registration Statement on Form S-4, No. 33-14203
          (filed May 12, 1987)]; Second Amendment, Third Amendment and Fourth
          Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, No. 0-16431]; Fifth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF
          Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 0-16431]; amendment dated January
          21, 1991 [incorporated by reference to Exhibit 10(a) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1990, No. 0-16431]; and as further amended by amendment dated January 28, 1992 and amendment dated March 23, 1992 (effective
          April 15, 1992) [incorporated by reference to Exhibit 10(a) to TCF
          Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, No. 0-16431]

10(b)     TCF Financial 1995 Incentive Stock Program, as amended October 1,
          1995 [incorporated by reference to Exhibit 10(b) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431], as amended October 22,
          1996 [incorporated by reference to Exhibit 10(a) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 0-16431]

10(c)     Amended and Restated TCF Financial Corporation Executive Deferred
          Compensation Plan effective July 21, 1997, and as amended
          effective January 1, 1998 . . . . . . . . . . . . . . . . . . . .

10(d)     Trust Agreement for TCF Financial Corporation Executive Deferred
          Compensation Plan, as amended [the Trust Agreement incorporated by reference to Exhibit 10(c) to TCF Financial Corporation's
          Annual Report on Form 10-K for the fiscal year ended December 31,
          1989, No. 0-16431]; amendment effective April 1, 1991
          [incorporated by reference to Exhibit 10(c) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431]; and as further amended by amendment dated March 23, 1992 [incorporated by reference to
          Exhibit 10(c) to TCF Financial Corporation's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1991, No. 0-16431];
          as amended July 23, 1996 [incorporated by reference to Exhibit 10(d)
          to TCF Financial Corporation's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1996, No. 0-16431]; as amended on
          October 20, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .

10(e)     Employment Agreement of William A. Cooper, dated July 1, 1996
          [incorporated by reference to Exhibit 10(a) to TCF Financial
          Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, No. 0-16431], as amended March 1, 1997
          [incorporated by reference to Exhibit 10(e) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 0-16431]

10(f)     Change in Control Agreement of William A. Cooper, dated July 1,
          1996 [incorporated by reference to Exhibit 10(b) to TCF Financial
          Corporation's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1996, No. 0-16431]


EXHIBIT                                                                               PAGE
  NO.                                 DESCRIPTION                                      NO.
-------                               -----------                                     ----
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

10(l) Severance Agreement of Barry N. Winslow, dated December 30, 1988 and amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431], and amendment thereto dated October 24, 1995
          [incorporated by reference to Exhibit 10(m) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

10(m)     Supplemental Employee Retirement Plan, as amended and restated
          effective July 21, 1997. . . . . . . . . . . . . . . . . . . . . . .

10(n)     Trust Agreement for TCF Financial Corporation Supplemental
          Employee Retirement Plan, dated August 21, 1991 [incorporated by reference to Exhibit 10.16 to TCF Financial Corporation's
          Registration Statement on Form S-2, filed November 15, 1991, No.
          33-43988]; as amended on October 20, 1997....


EXHIBIT                                                                               PAGE
  NO.                                 DESCRIPTION                                      NO.
-------                               -----------                                     ----
10(o)     TCF Financial Corporation Senior Officer Deferred Compensation
          Plan as amended and restated effective July 21, 1997, and as amended effective January 1, 1998. . . . . . . . . . . . . . . . . . . . . .

10(p)     Trust Agreement for TCF Financial Corporation Senior Officer
          Deferred Compensation Plan [incorporated by reference to Exhibit
          10(p) to TCF Financial Corporation's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989, No. 0-16431];
          amendment effective April 1, 1991, [incorporated by reference to
          Exhibit 10(q) to TCF Financial Corporation's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1990, No. 0-16431];
          amendment dated December 18, 1994 [incorporated by reference to
          Exhibit 10(q) to TCF Financial Corporation's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994, No. 0-16431];
          as amended July 23, 1996 [incorporated by reference to Exhibit 10(p)
          to TCF Financial Corporation's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1996, No. 0-16431]; as amended
          October 20, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .

10(q) Directors Stock Program [incorporated by reference to Program filed with registrant's definitive proxy statement dated March
          22, 1996, No. 0-16431]

10(r)     Management Incentive Plan-Executive [incorporated by reference to
          Plan filed with registrant's definitive proxy statement dated
          March 16, 1994, No. 0-16431] and 1995 Plan Acknowledgment
          [incorporated by reference to Exhibit 10(s) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

10(s)     1996 Performance-Based Incentive Policy [incorporated by
          reference to Policy filed with registrant's definitive proxy statement dated March 22, 1996, No. 0-16431]; 1996 Management
          Incentive Plan-Executive [incorporated by reference to Exhibit
          10(t) to TCF Financial Corporation's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1995, No. 0-16431];
          Incentive Compensation 1997 Plan [incorporated by reference to
          Plan filed with registrant's definitive proxy statement dated
          March 17, 1997, No. 0-16431]; 1997 Management Incentive
          Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF
          Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 0-16431]; and 1998 Management
          Incentive Plan-Executive . . . . . . . . . . . . . . . . . . . . . .

10(t)     Supplemental Pension Agreement with Robert E. Evans, dated July
          9, 1991 [incorporated by reference to Exhibit 10.22 to TCF
          Financial Corporation's Registration Statement on Form   S-4, No.
          33-57290 (filed January 22, 1993)]

10(u)     Employment Agreement of Robert J. Delonis, dated February 9, 1995
          [incorporated by reference to Exhibit 10(v) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1994, No. 0-16431], as amended December 18, 1995
          [incorporated by reference to Exhibit 10(w) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1995, No. 0-16431], as amended January 23, 1998 . . . .

10(v) TCF Directors Deferred Compensation Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 15, 1995, No. 0-16431], as amended October
          22, 1996 [incorporated by reference to Exhibit 10(x) to TCF
          Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, No. 0-16431]


EXHIBIT                                                                               PAGE
  NO.                                 DESCRIPTION                                      NO.
-------                               -----------                                     ----
10(w)     TCF Directors Retirement Plan dated October 24, 1995
          [incorporated by reference to Exhibit 10(y) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

10(x)     Employment Agreement of John L. Morgan, dated November 6, 1996
          [incorporated by reference to Exhibit 10.8 to Winthrop Resources
          Corporation's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996, No. 0-20123], as amended on February 28, 1997 . .

10(y)     Employment Agreement of David Mackiewich dated September 5, 1997 . .

11        Statement regarding computation of earnings per common share . . . .

13        TCF Financial Corporation 1997 Annual Report (portions incorporated by reference) . . . . . . . . . . . . . . . . . . . . . . .  . . . .

21        Subsidiaries of TCF Financial Corporation (as of March 24, 1998) . .

24        Consent of KPMG Peat Marwick LLP dated March 27, 1998. . . . . . . .