Form 10-Q
period 1998-03-31
TCF FINANCIAL CORP
filed 1998-05-15
CIK 814184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 1998

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                               ------------------

                                 Commission File
                                   No. 0-16431

                               ------------------

                            TCF FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    41-1591444
-------------------------------          --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


     801 Marquette Avenue, Mail Code 100-01-A, Minneapolis, Minnesota 55402
     ----------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)


Registrant's telephone number, including area code: (612) 661-6500
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X                       No
                     -----                   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at
----------------------------                      April 30, 1998
Common Stock, $.01 par value                      91,211,522 shares

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                                    Pages
                                                                                  -----
         Item 1.  Financial Statements

               Consolidated Statements of Financial Condition
                 at March 31, 1998 and December 31, 1997........................      3

               Consolidated Statements of Operations for the
                 Three Months Ended March 31, 1998 and 1997.....................      4

               Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1998 and 1997.....................      5

               Consolidated Statements of Stockholders' Equity for
                 the Year Ended December 31, 1997 and for the
                 Three Months Ended March 31, 1998..............................      6

               Notes to Consolidated Financial Statements.......................      7

         Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations for the Three
                         Months Ended March 31, 1998 and 1997...................   9-22

               Supplementary Information........................................  23-24

Part II.  Other Information

         Items 1-6..............................................................  25-27

Signatures......................................................................     28

Index to Exhibits...............................................................     29


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per-share data)
                                   (Unaudited)


                                                                                                At                At
                                                                                             March 31,       December 31,
                                                                                               1998              1997
                                                                                           ------------      ------------
                                                                ASSETS
Cash and due from banks                                                                    $   363,200       $   297,010
Interest-bearing deposits with banks                                                             2,116            20,572
Federal funds sold                                                                             135,000              --
U.S. Government and other marketable securities
        held to maturity (fair value of $4,122 and $4,061)                                       4,122             4,061
Federal Reserve Bank stock, at cost                                                             23,061            22,977
Federal Home Loan Bank stock, at cost                                                           82,065            82,002
Securities available for sale (amortized cost of $1,293,381
        and $1,411,979)                                                                      1,306,853         1,426,131
Loans held for sale                                                                            252,807           244,612

Loans and leases:
        Residential real estate                                                              3,622,164         3,623,845
        Commercial real estate                                                                 844,171           859,916
        Commercial business                                                                    250,121           240,207
        Consumer                                                                             1,945,244         1,976,699
        Lease financing                                                                        374,946           368,521
                                                                                           -----------       -----------
            Total loans and leases                                                           7,036,646         7,069,188
            Allowance for loan and lease losses                                                (82,511)          (82,583)
                                                                                           -----------       -----------
                Net loans and leases                                                         6,954,135         6,986,605
Premises and equipment                                                                         170,809           165,790
Other real estate owned                                                                         13,498            18,353
Accrued interest receivable                                                                     53,281            54,336
Due from brokers                                                                                26,655           126,662
Goodwill                                                                                       173,415           177,700
Deposit base intangibles                                                                        18,925            19,821
Mortgage servicing rights                                                                       20,276            19,512
Other assets                                                                                    64,631            78,516
                                                                                           -----------       -----------
                                                                                           $ 9,664,849       $ 9,744,660
                                                                                           -----------       -----------
                                                                                           -----------       -----------

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Checking                                                                           $ 1,618,308       $ 1,468,657
        Passbook and statement                                                               1,195,878         1,134,678
        Money market                                                                           695,765           698,312
        Certificates                                                                         3,415,073         3,605,663
                                                                                           -----------       -----------
              Total deposits                                                                 6,925,024         6,907,310
                                                                                           -----------       -----------
Securities sold under repurchase agreements and federal
        funds purchased                                                                         68,000           112,444
Federal Home Loan Bank advances                                                              1,302,406         1,339,578
Discounted lease rentals                                                                       214,067           228,596
Subordinated debt                                                                               28,750            34,998
Collateralized obligations                                                                       2,373             2,539
Other borrowings                                                                                15,425             8,997
                                                                                           -----------       -----------
              Total borrowings                                                               1,631,021         1,727,152
Accrued interest payable                                                                        21,010            23,510
Accrued expenses and other liabilities                                                         139,724           133,008
                                                                                           -----------       -----------
              Total liabilities                                                              8,716,779         8,790,980
                                                                                           -----------       -----------
Stockholders' equity:
        Preferred stock, par value $.01 per share, 30,000,000
              shares authorized; none issued and outstanding                                      --                --
        Common stock, par value $.01 per share, 140,000,000 shares
              authorized; 92,922,416 and 92,821,529 shares issued                                  929               928
        Additional paid-in capital                                                             464,727           460,684
        Unamortized deferred compensation                                                      (26,753)          (25,457)
        Retained earnings, subject to certain restrictions                                     537,295           508,969
        Accumulated other comprehensive income                                                   8,144             8,556
        Treasury stock, at cost, 1,127,400 shares in 1998                                      (36,272)             --
                                                                                           -----------       -----------
              Total stockholders' equity                                                       948,070           953,680
                                                                                           -----------       -----------
                                                                                           $ 9,664,849       $ 9,744,660
                                                                                           -----------       -----------
                                                                                           -----------       -----------


See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                     1998          1997
                                                                     ----          ----
Interest income:
   Loans                                                           $148,327      $119,077
   Lease financing                                                   12,521         8,205
   Loans held for sale                                                3,681         3,513
   Securities available for sale                                     24,164        21,383
   Investments                                                        2,783         1,202
                                                                   --------      --------
        Total interest income                                       191,476       153,380
                                                                   --------      --------
Interest expense:
   Deposits                                                          56,372        42,158
   Borrowings                                                        25,952        21,131
                                                                   --------      --------
        Total interest expense                                       82,324        63,289
                                                                   --------      --------
              Net interest income                                   109,152        90,091
Provision for credit losses                                           5,934         1,498
                                                                   --------      --------
        Net interest income after provision for credit losses       103,218        88,593
                                                                   --------      --------
Non-interest income:
   Fee and service charge revenues                                   26,931        22,825
   ATM network revenues                                              10,111         6,349
   Leasing revenues                                                   7,693         6,358
   Title insurance revenues                                           4,536         2,749
   Commissions on sales of annuities                                  2,224         1,934
   Gain on sale of loans held for sale                                2,154           877
   Gain on sale of securities available for sale                        502         1,385
   Gain on sale of joint venture interest                             5,580          --
   Gain on sale of branches                                           2,048          --
   Gain on sale of loan servicing                                      --           1,622
   Other                                                              4,161         2,656
                                                                   --------      --------
        Total non-interest income                                    65,940        46,755
                                                                   --------      --------
Non-interest expense:
   Compensation and employee benefits                                52,763        41,461
   Occupancy and equipment                                           17,305        13,822
   Advertising and promotions                                         5,266         4,993
   Federal deposit insurance premiums and assessments                 1,395         1,071
   Amortization of goodwill and other intangibles                     2,916         1,193
   Other                                                             21,724        18,600
                                                                   --------      --------
        Total non-interest expense                                  101,369        81,140
                                                                   --------      --------
              Income before income tax expense                       67,789        54,208
Income tax expense                                                   27,895        21,181
                                                                   --------      --------
   Net income                                                      $ 39,894      $ 33,027
                                                                   --------      --------
                                                                   --------      --------

Net income per common share:
   Basic                                                           $    .44      $    .41
                                                                   --------      --------
                                                                   --------      --------
   Diluted                                                         $    .43      $    .40
                                                                   --------      --------
                                                                   --------      --------

Dividends declared per common share                                $   .125      $ .09375
                                                                   --------      --------
                                                                   --------      --------


See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                         ---------------------------
                                                                            1998             1997
                                                                         ---------       -----------
Cash flows from operating activities:
     Net income                                                          $  39,894       $    33,027
        Adjustments to reconcile net income to net cash
           provided by operating activities:
              Depreciation and amortization                                  6,896             5,399
              Amortization of goodwill and other intangibles                 2,916             1,193
              Amortization of fees, discounts and premiums                     537               200
              Proceeds from sales of loans held for sale                   169,196           124,739
              Principal collected on loans held for sale                     2,429             2,594
              Originations and purchases of loans held for sale           (228,296)         (122,679)
              Net decrease in other assets and liabilities,
                 and accrued interest                                       19,252             6,290
              Provision for credit losses                                    5,934             1,498
              Gain on sale of securities available for sale                   (502)           (1,385)
              Gain on sale of joint venture interest                        (5,580)             --
              Gain on sale of branches                                      (2,048)             --
              Gain on sale of loan servicing                                  --              (1,622)
              Other, net                                                    (2,242)              764
                                                                         ---------       -----------

                 Total adjustments                                         (31,508)           16,991
                                                                         ---------       -----------

                    Net cash provided by operating activities                8,386            50,018
                                                                         ---------       -----------

Cash flows from investing activities:
     Principal collected on loans and leases                               733,894           389,655
     Originations and purchases of loans                                  (655,575)         (385,826)
     Purchases of equipment for lease financing                            (39,938)          (51,089)
     Proceeds from sales of loans                                            6,907              --
     Net decrease in interest-bearing deposits with banks                   18,456           380,494
     Proceeds from sales of securities available for sale                  122,881           154,095
     Proceeds from maturities of and principal collected on
        securities available for sale                                      130,130            40,086
     Purchases of securities available for sale                            (35,643)         (364,536)
     Proceeds from redemption of FHLB stock                                  1,187            15,251
     Proceeds from sale of joint
        venture interest                                                     6,351              --
     Net (increase) decrease in short-term federal funds sold             (135,000)           45,000
     Purchases of premises and equipment                                   (15,591)           (5,155)
     Acquisition of BOC Financial Corporation, net of cash acquired           --             (24,093)
     Sales of deposits, net of cash paid                                   (56,771)             --
     Other, net                                                             14,457             7,065
                                                                         ---------       -----------

        Net cash provided by investing activities                           95,745           200,947
                                                                         ---------       -----------

Cash flows from financing activities:
     Net increase in deposits                                               78,200           148,606
     Proceeds from securities sold under repurchase agreements
        and federal funds purchased                                        486,930         2,788,088
     Payments on securities sold under repurchase agreements
        and federal funds purchased                                       (531,374)       (2,752,843)
     Proceeds from FHLB advances                                           200,000           156,770
     Payments on FHLB advances                                            (237,003)         (667,503)
     Proceeds from discounted lease rentals                                 10,831            38,718
     Proceeds from other borrowings                                         82,237           105,080
     Payments on collateralized obligations and other borrowings           (75,991)          (82,079)
     Payments on subordinated debt                                          (6,248)             --
     Repurchases of common stock                                           (36,272)          (27,316)
     Payments of dividends on common stock                                 (11,568)           (6,825)
     Other, net                                                              2,317             4,588
                                                                         ---------       -----------

        Net cash used by financing activities                              (37,941)         (294,716)
                                                                         ---------       -----------

Net increase (decrease) in cash and due from banks                          66,190           (43,751)
Cash and due from banks at beginning of period                             297,010           236,446
                                                                         ---------       -----------
Cash and due from banks at end of period                                 $ 363,200       $   192,695
                                                                         ---------       -----------
                                                                         ---------       -----------

Supplemental disclosures of cash flow information:
     Cash paid for:
        Interest on deposits and borrowings                              $  82,776       $    60,707
                                                                         ---------       -----------
                                                                         ---------       -----------
        Income taxes                                                     $   8,636       $     4,697
                                                                         ---------       -----------
                                                                         ---------       -----------


See accompanying notes to consolidated financial statements. Annual financial statements are subject to audit.

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                        Unamor-
                                                                                        tized
                                                                      Additional        Deferred
                                            Number of Common  Common  Paid-in           Compen-
                                             Shares Issued    Stock   Capital           sation
                                            ----------------  ------  ----------       --------
Balance, December 31, 1996                     85,242,232     $852    $ 274,320        $ (7,693)
Net income                                           --        --          --              --
Dividends on common stock                            --        --          --              --
Issuance of 1,400,000 shares of
   common stock from treasury, net                   --        --         2,532            --
Issuance of 7,700,000 shares of
   common stock to effect purchase
   acquisition, of which
   1,194,268 were from treasury                 6,505,732       65      162,937            --
Purchase of 1,295,800 shares to
   be held in treasury                               --        --          --              --
Issuance of 929,200 shares of
   restricted stock, of which
   869,200 shares were from
   treasury                                        60,000      --        10,102         (25,270)
Grant of 23,984 shares of
   restricted stock to outside
   directors from treasury                           --        --           421            (840)
Cancellation of shares of
   restricted stock                                (2,000)     --           (58)             15
Issuance of 133,784 shares of
   treasury stock to employee
   benefit plans                                     --          1          374            --
Repurchase and cancellation
   of shares                                          (86)     --            (2)           --
Amortization of deferred
   compensation                                      --        --          --             8,331
Exercise of stock options, of
   which 44,600 shares were
   from treasury                                  176,585        2        2,917            --
Issuance of common stock on
   conversion of convertible
   debentures                                     839,066        8        7,141            --
Payments on Loan to Executive
   Deferred Compensation Plan                        --        --          --              --
Change in unrealized gain (loss)
   on securities available for
   sale, net of tax and
   reclassification adjustment                       --        --          --              --
                                            ----------------  ------  ----------       --------
Balance, December 31, 1997                     92,821,529      928      460,684         (25,457)
Net income                                           --        --          --              --
Dividends on common stock                            --        --          --              --
Purchase of 1,127,400 shares to
   be held in treasury                               --        --          --              --
Issuance of shares of
   restricted stock                                47,200        1        2,727          (2,728)
Cancellation of shares of
   restricted stock                                (8,000)     --          (124)            102
Amortization of deferred
   compensation                                      --        --          --             1,330
Exercise of stock options                          61,687      --         1,440            --
Change in unrealized gain (loss)
   on securities available for
   sale, net of tax and
   reclassification adjustment                       --        --          --              --
                                            ----------------  ------  ----------       --------
Balance, March 31, 1998                        92,922,416     $929    $ 464,727        $(26,753)
                                            ----------------  ------  ----------       --------
                                            ----------------  ------  ----------       --------


                                                          Loan to
                                                         Executive   Accumulated
                                                          Deferred      Other
                                                           Compen-      Compre-
                                               Retained    sation       hensive   Treasury
                                               Earnings     Plan        Income      Stock        Total
                                              ---------  ---------   -----------  --------     ---------
Balance, December 31, 1996                    $ 402,109     $(68)    $  2,376     $(41,209)    $ 630,687
Net income                                      145,061      --          --           --         145,061
Dividends on common stock                       (38,201)     --          --           --         (38,201)
Issuance of 1,400,000 shares of
   common stock from treasury, net                 --        --          --         26,734        29,266
Issuance of 7,700,000 shares of
   common stock to effect purchase
   acquisition, of which
   1,194,268 were from treasury                    --        --          --         22,805       185,807
Purchase of 1,295,800 shares to
   be held in treasury                             --        --          --        (27,316)      (27,316)
Issuance of 929,200 shares of
   restricted stock, of which
   869,200 shares were from
   treasury                                        --        --          --         15,168          --
Grant of 23,984 shares of
   restricted stock to outside
   directors from treasury                         --        --          --            419          --
Cancellation of shares of
   restricted stock                                --        --          --           --             (43)
Issuance of 133,784 shares of
   treasury stock to employee
   benefit plans                                   --        --          --          2,555         2,930
Repurchase and cancellation
   of shares                                       --        --          --           --              (2)
Amortization of deferred
   compensation                                    --        --          --           --           8,331
Exercise of stock options, of
   which 44,600 shares were
   from treasury                                   --        --          --            844         3,763
Issuance of common stock on
   conversion of convertible
   debentures                                      --        --          --           --           7,149
Payments on Loan to Executive
   Deferred Compensation Plan                      --         68         --           --              68
Change in unrealized gain (loss)
   on securities available for
   sale, net of tax and
   reclassification adjustment                     --        --         6,180         --           6,180
                                              ---------  ---------   -----------  --------     ---------
Balance, December 31, 1997                      508,969      --         8,556         --         953,680
Net income                                       39,894      --          --           --          39,894
Dividends on common stock                       (11,568)     --          --           --         (11,568)
Purchase of 1,127,400 shares to
   be held in treasury                             --        --          --        (36,272)      (36,272)
Issuance of shares of
   restricted stock                                --        --          --           --            --
Cancellation of shares of
   restricted stock                                --        --          --           --             (22)
Amortization of deferred
   compensation                                    --        --          --           --           1,330
Exercise of stock options                          --        --          --           --           1,440
Change in unrealized gain (loss)
   on securities available for
   sale, net of tax and
   reclassification adjustment                     --        --          (412)        --            (412)
                                              ---------  ---------   -----------  --------     ---------
Balance, March 31, 1998                       $ 537,295     $--      $  8,144     $(36,272)    $ 948,070
                                              ---------  ---------   -----------  --------     ---------
                                              ---------  ---------   -----------  --------     ---------


See accompanying notes to consolidated financial statements. Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


(1)      BASIS OF PRESENTATION
         ---------------------

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation ("TCF" or the "Company"), which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. For consolidated statements of cash flows purposes, cash and cash equivalents include cash and due from banks.


(2)      COMPREHENSIVE INCOME
         --------------------

         Effective January 1, 1998, TCF adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be disclosed in the financial statements.

         Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for TCF is comprised entirely of unrealized gains and losses on securities available for sale.

         The following table summarizes the components of comprehensive income for the periods noted:


                                                              THREE MONTHS ENDED
         (In thousands)                                            MARCH 31,
                                                              ------------------
                                                               1998         1997
                                                               ----         ----
         Net income                                           $39,894    $33,027

         Other comprehensive income, net of tax:

         Unrealized holding losses arising during the
            period on securities available for sale
            (net of tax benefit of $70 and $4,195,
            respectively)                                        (108)    (6,072)

         Reclassification adjustment for gains included
            in net income (net of tax expense of $198
            and $566, respectively)                              (304)      (819)
                                                             --------    -------
               Total other comprehensive income                  (412)    (6,891)
                                                             --------    -------

         Comprehensive income                                 $39,482    $26,136
                                                             --------    -------
                                                             --------    -------

(3)  EARNINGS PER COMMON SHARE
     -------------------------

          The weighted average number of common and common equivalent shares outstanding used to compute basic earnings per common share were 90,914,027 and 80,778,560 for the three months ended March 31, 1998 and 1997, respectively. The weighted average number of common and common equivalent shares outstanding used to compute diluted earnings per common share were 91,816,480 and 82,971,011 for the three months ended March 31, 1998 and 1997, respectively.

(4)  ACQUISITION
     -----------

          On January 30, 1998, TCF National Bank Illinois ("TCF Illinois") completed its acquisition of 76 branches in Jewel-Osco stores in the Chicago area previously operated by Bank of America. TCF Illinois converted existing deposits by offering TCF Illinois products to Bank of America customers and acquired the related fixed assets and 178 automated teller machines ("ATM") located in Jewel-Osco stores. TCF accounted for the acquisition using the purchase method of accounting.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

           Item 2. - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

RESULTS OF OPERATIONS

TCF reported net income of $39.9 million for the first quarter of 1998, up from $33 million for the same 1997 period. Basic earnings per common share were 44 cents for the first quarter of 1998, compared with 41 cents for the first quarter of 1997. Diluted earnings per common share were 43 cents for the first quarter of 1998, compared with 40 cents for the first quarter of 1997. Diluted cash earnings per common share, which exclude amortization and reduction of goodwill and deposit base intangibles, were 49 cents and 41 cents for the first quarter of 1998 and 1997, respectively. Return on average assets was 1.66% for the first quarter of 1998, compared with 1.82% for the same 1997 period. Return on average realized common equity was 16.99% for the first quarter of 1998, compared with 21.26% for the same 1997 period. As TCF's September 4, 1997 acquisition of Standard Financial, Inc. ("Standard") was accounted for as a purchase transaction, TCF's results for periods prior to the acquisition have not been restated. Since Standard's performance ratios were lower than TCF's, the Company's performance ratios for 1998 were negatively impacted by the acquisition of Standard. The Company's performance ratios for 1998 will continue to be negatively impacted due to the inclusion of Standard for the entire year.

On January 30, 1998, TCF Illinois completed its acquisition of 76 branches and 178 ATMs in Jewel-Osco stores in the Chicago area previously operated by Bank of America. TCF Illinois opened an additional four branches in Jewel-Osco stores in the first quarter of 1998 and plans to open branches in seven more Jewel-Osco stores in 1998, and 25 branches per year in subsequent years until branches have been installed in all targeted stores. TCF anticipates that the 1998 cost of this expansion will be weighted more heavily in the first half of 1998. The Jewel-Osco supermarket expansion negatively impacted earnings per share by approximately 3% in the first quarter of 1998. Further detail on the acquisition is provided in Note 4 of Notes to Consolidated Financial Statements.

NET INTEREST INCOME
-------------------

Net interest income for the first quarter of 1998 was $109.2 million, up 21.2% from $90.1 million for the first quarter of 1997. The net interest margin for the first quarter of 1998 was 4.94%, compared with 5.31% for the same 1997 period and 4.93% for the fourth quarter of 1997. TCF's net interest income increased primarily due to the acquisition of Standard and the growth of lower interest-cost retail deposits. TCF's net interest margins for the first quarter of 1998 and fourth quarter of 1997 were negatively impacted by the acquisition of Standard due to the impact of Standard's lower net interest margin. Changes in net interest income are dependent upon the movement of interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Achieving net interest margin growth is dependent on TCF's ability to generate higher-yielding assets and lower-cost retail deposits. The current interest rate environment and the resulting increase in prepayment activity has made it more difficult for TCF to increase the balance of such higher-yielding assets. Competition for checking, savings and money market deposits, an important source of lower cost funds for TCF, has intensified among depository and other financial institutions. TCF may experience compression in its net interest margin if the rates paid on deposits increase. See "Market Risk - Interest-Rate Risk" and "Financial Condition -Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the first quarter of 1998 as compared to the same period last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                        THREE MONTHS ENDED
                                                          MARCH 31, 1998
                                                   VERSUS SAME PERIOD IN 1997
                                                 --------------------------------
                                                    INCREASE (DECREASE) DUE TO
                                                 --------------------------------
(In thousands)                                     Volume        Rate       Total
                                                 --------     -------    --------
Securities available for sale                    $  3,359     $  (578)   $  2,781
                                                 --------     -------    --------
Loans held for sale                                   302        (134)        168
                                                 --------     -------    --------
Loans and leases:
  Residential real estate                          26,575      (2,333)     24,242
  Commercial real estate                             (237)         40        (197)
  Commercial business                               1,335        (160)      1,175
  Consumer                                          5,496      (1,466)      4,030
  Lease financing                                   1,775       2,541       4,316
                                                 --------     -------    --------
    Total loans and leases                         34,944      (1,378)     33,566
                                                 --------     -------    --------
Investments:
  Interest-bearing deposits with banks               (150)         21        (129)
  Federal funds sold                                  853           3         856
  U.S. Government and other marketable
    securities held to maturity                         2           5           7
  FHLB stock                                          530         (27)        503
  FRB stock                                           344          --         344
                                                 --------     -------    --------
    Total investments                               1,579           2       1,581
                                                 --------     -------    --------
      Total interest income                        40,184      (2,088)     38,096
                                                 --------     -------    --------
Deposits:
  Checking                                            358         (53)        305
  Passbook and statement                            1,408        (144)      1,264
  Money market                                        421        (178)        243
  Certificates                                     13,799      (1,397)     12,402
                                                 --------     -------    --------
    Total deposits                                 15,986      (1,772)     14,214
                                                 --------     -------    --------
Borrowings:
  Securities sold under repurchase agreements
      and federal funds purchased                  (5,245)        362      (4,883)
  FHLB advances                                     9,212         165       9,377
  Discounted lease rentals                            853        (143)        710
  Subordinated debt                                  (176)        430         254
  Collateralized obligations                         (778)        202        (576)
  Other borrowings                                    (93)         32         (61)
                                                 --------     -------    --------
    Total borrowings                                3,773       1,048       4,821
                                                 --------     -------    --------
      Total interest expense                       19,759        (724)     19,035
                                                 --------     -------    --------
Net interest income                              $ 20,425     $(1,364)   $ 19,061
                                                 --------     -------    --------
                                                 --------     -------    --------

PROVISIONS FOR CREDIT LOSSES
----------------------------

TCF provided $5.9 million for credit losses in the first quarter of 1998, compared with $1.5 million for the same prior-year period. The increase from the 1997 first quarter is primarily due to higher levels of net charge-offs at TCF's consumer finance subsidiaries and lower commercial loan recoveries. At March 31, 1998, the allowance for loan and lease losses and industrial revenue bond reserves totaled $83.9 million, compared with $84 million at year-end 1997. See "Financial Condition - Allowance for Loan and Lease Losses and Industrial Revenue Bond Reserves."

NON-INTEREST INCOME
-------------------

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. Excluding the 1998 gains on sales of branches and a joint venture interest, non-interest income increased $11.6 million, or 24.7%, to $58.3 million for the first quarter of 1998, compared with $46.8 million for the same period in 1997. The increases were primarily due to increased deposit, leasing, ATM and title insurance revenues, and reflects TCF's expanded retail banking activities including the acquisition of Standard.

Fee and service charge revenues totaled $26.9 million for the first quarter of 1998, representing an increase of 18% from $22.8 million for the same 1997 period. This increase is primarily due to expanded retail banking activities.

Leasing revenues totaled $7.7 million for the first quarter of 1998, representing an increase of 21% from $6.4 million for the same 1997 period. Leasing revenues can fluctuate as a result of changes in the mix of leases classified as sales-type, direct financing or operating leases in accordance with generally accepted accounting principles. In addition, leasing revenues may be negatively impacted by a decline in economic activity and a resulting decrease in demand for leased equipment.

ATM network revenues totaled $10.1 million for the first quarter of 1998, representing an increase of 59.3% from $6.3 million for the same 1997 period. This increase reflects TCF's effort to provide banking services through its ATM network. TCF expanded its network of ATMs to 1,360 at March 31, 1998, an increase of 204 ATMs during the first quarter of 1998. As previously noted, on January 30, 1998, TCF acquired 178 ATMs in connection with its acquisition of 76 branches in Jewel-Osco stores. The Company anticipates installing additional ATMs during the remainder of 1998.

Title insurance revenues totaled $4.5 million for the first quarter of 1998, representing an increase of 65% from $2.7 million for the same 1997 period. Title insurance revenues are cyclical in nature and are largely dependent on industry levels of residential real estate loan originations and refinancings.

Gains on sales of loans held for sale totaled $2.2 million for the first quarter of 1998, representing an increase of $1.3 million from the $877,000 recognized during the same period in 1997. Gains on sales of securities available for sale totaled $502,000 for the first quarter of 1998, compared with $1.4 million for the comparable 1997 period. Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

Results for the first quarter of 1997 included a pretax gain of $1.6 million on the sale of $144.7 million of third-party loan servicing rights. TCF periodically sells and purchases loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $4.3 billion at March 31, 1998, compared with $4.4 billion at December 31, 1997.

During the first quarter of 1998, TCF recognized a $5.6 million gain on the sale of its joint venture interest in Burnet Home Loans, and recognized gains of $2 million on the sales of two Minnesota branches.

NON-INTEREST EXPENSE
--------------------

Non-interest expense totaled $101.4 million for the first quarter of 1998, up 24.9% from $81.1 million for the same 1997 period. Compensation and employee benefits expense totaled $52.8 million for the 1998 first quarter, compared with $41.5 million for the comparable period in 1997. Occupancy and equipment expenses totaled $17.3 million for the first quarter of 1998, compared with $13.8 million for the same 1997 period. The increased expenses in 1998 were primarily due to the costs associated with expanded retail banking activities, including the acquisitions of Standard and the 76 branches in Jewel-Osco stores.

Amortization of goodwill and other intangibles totaled $2.9 million for the first quarter of 1998, compared with $1.2 million for the same 1997 period. The increase is primarily due to the amortization of goodwill and deposit base intangibles resulting from the acquisition of Standard. Reductions of goodwill associated with branch sales, which are reported as a component of gains on sales of branches, totaled $2.3 million for the first quarter of 1998.

TCF, like most owners of computer software, will be required to ascertain that its computer systems will function properly in the year 2000. TCF has established a year 2000 task force and has evaluated its data processing and other systems to determine whether they are year 2000 compliant. Remediation of certain software applications has already begun, and TCF expects substantially all remediation work to be complete by the end of 1998, leaving 1999 for testing. Many of TCF's data processing applications are supplied by third-party software vendors. TCF is also evaluating whether such vendor supplied applications are or will be year 2000 compliant. TCF estimates the total additional costs to be incurred prior to 2000 to range from approximately $5 million to $6 million. In addition, a significant amount of existing internal resources will be allocated to this project. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. See "Financial Condition - Forward-Looking Information."

INCOME TAXES
------------

TCF recorded income tax expense of $27.9 million for the first quarter of 1998, or 41.1% of income before income tax expense, compared with $21.2 million, or 39.1%, for the comparable 1997 period. The higher tax rates in 1998 reflect the impact of relatively higher non-deductible expenses, including goodwill amortization resulting from the acquisition of Standard, and higher state taxes due to business expansion.

MARKET RISK - INTEREST-RATE RISK

TCF's results of operations are dependent to a large degree on its net interest income, which is the difference between interest income and interest expense, and the Company's ability to manage its interest-rate risk. Although TCF manages other risks, such as credit and liquidity risk, in the normal course of its business, the Company considers interest-rate risk to be its most significant market risk. TCF, like most financial institutions, has a material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable index interest rates (e.g., prime).

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

For an institution with a negative interest-rate gap for a given period, the amount of its interest-bearing liabilities maturing or otherwise repricing within such period exceeds the amount of its interest-earning assets repricing within the same period. In a rising interest-rate environment, institutions with negative interest-rate gaps will generally experience more immediate increases in the cost of their liabilities than in the yield of their assets. Conversely, the yield on assets of institutions with negative interest-rate gaps will generally decrease more slowly than the cost of their funds in a falling interest-rate environment.

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and a general rise in interest rates. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. TCF's one-year interest-rate gap was a negative $117.3 million, or (1)% of total assets, at March 31, 1998, compared with a negative $184.7 million, or (2)% of total assets, at December 31, 1997.

FINANCIAL CONDITION

INVESTMENTS
-----------

Total investments increased $116.8 million from year-end 1997 to $246.4 million at March 31, 1998. The increase is primarily due to an increase of $135 million in federal funds sold, partially offset by a decrease of $18.5 million in interest-bearing deposits with banks.

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as accumulated other comprehensive income, which is a separate component of stockholders' equity. Securities available for sale decreased $119.3 million from year-end 1997 to $1.3 billion at March 31, 1998. The decrease reflects sales of $122.4 million of securities available for sale and payment and prepayment activity, partially offset by purchases of $35.6 million. At March 31, 1998, TCF's securities available-for-sale portfolio included $878.5 million and $428.4 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:


                                       At March 31, 1998        At December 31, 1997
                                     --------------------     -----------------------
                                      Amortized    Fair         Amortized   Fair
(In thousands)                          Cost       Value           Cost     Value
                                     ----------  ---------     ----------  -------
Mortgage-backed securities:
  FHLMC                              $ 654,708   $ 664,040     $  701,195  $  710,799
  FNMA                                 441,180     444,333        466,820     469,900
  GNMA                                  41,248      42,078         43,079      43,993
  Private issuer                       155,148     155,337        199,738     200,325
  Collateralized mortgage
    obligations                          1,097       1,065          1,147       1,114
                                     ----------  ----------    ----------  -----------
                                     $1,293,381  $1,306,853    $1,411,979  $1,426,131
                                     ----------  ----------    ----------  -----------
                                     ----------  ----------    ----------  -----------

LOANS HELD FOR SALE

Education and residential real estate loans held for sale are carried at the lower of cost or market. Education loans held for sale increased $11 million and residential real estate loans held for sale decreased $2.8 million from year-end 1997, respectively, and totaled $146.3 million and $106.5 million at March 31, 1998.

TCF originated $95.4 million in education loans for the year ended December 31, 1997 and $39.8 million for the quarter ended March 31, 1998. TCF's education lending activity will be adversely affected in the event legislation is not enacted to limit the impact of existing legislation scheduled to take effect July 1, 1998 which would significantly reduce the yield on loans made under the Federal Family Education Loan Program. The U.S. House of Representatives recently approved a bill which would limit the reduction in yield in current legislation and a similar proposal is pending in the U.S. Senate. The ultimate disposition of these legislative initiatives and its impact on TCF's education lending activities is uncertain at this time.

LOANS AND LEASES

The following table sets forth information about loans and leases held in TCF's portfolio, excluding loans held for sale:


                                                                  At               At
                                                               March 31,       December 31,
(In thousands)                                                   1998              1997
                                                             -----------       -----------
Residential real estate                                      $ 3,617,136       $ 3,619,527
Unearned premiums and deferred loan fees                           5,028             4,318
                                                             -----------       -----------
                                                               3,622,164         3,623,845

Commercial real estate:
      Apartments                                                 270,885           294,231
      Other permanent                                            481,252           481,759
      Construction and development                                94,178            86,174
      Unearned discounts and deferred loan fees                   (2,144)           (2,248)
                                                             -----------       -----------
                                                                 844,171           859,916
                                                             -----------       -----------
        Total real estate                                      4,466,335         4,483,761
                                                             -----------       -----------

Commercial business                                              249,608           239,728
Deferred loan costs                                                  513               479
                                                             -----------       -----------
                                                                 250,121           240,207
                                                             -----------       -----------
Consumer:
      Home equity                                              1,516,984         1,519,644
      Automobile                                                 420,078           444,903
      Loans secured by deposits                                    9,196            10,112
      Other secured                                               19,810            19,955
      Unsecured                                                   38,797            44,607
      Unearned discounts and deferred loan fees                  (59,621)          (62,522)
                                                             -----------       -----------
                                                               1,945,244         1,976,699
                                                             -----------       -----------
Lease financing:
      Direct financing leases                                    351,526           344,889
      Sales-type leases                                           40,532            40,592
      Lease residuals                                             28,361            28,789
      Unearned income and deferred lease costs                   (45,473)          (45,749)
                                                             -----------       -----------
                                                                 374,946           368,521
                                                             -----------       -----------
                                                             $ 7,036,646       $ 7,069,188
                                                             -----------       -----------
                                                             -----------       -----------

Loans and leases decreased $32.5 million from year-end 1997 to $7 billion at March 31, 1998, reflecting growth in prepayment activity due to lower long-term interest rates. Unearned discounts and deferred fees totaled $101.7 million at March 31, 1998 and $105.7 million at December 31, 1997.

Consumer loans, comprised of bank originated and consumer finance originated loans, decreased $31.5 million from year-end 1997 to $1.9 billion at March 31, 1998, reflecting decreases of $24.8 million and $5.8 million in automobile loans and unsecured loans, respectively. TCF continues its emphasis on expanding its home equity portfolio.

TCF had 57 consumer finance offices in 16 states as of March 31, 1998. TCF's consumer finance loan portfolio totaled $510.1 million at March 31, 1998, compared with $521.5 million at December 31, 1997. The Company is seeking to increase outstanding consumer finance loan portfolio balances and improve the profitability of its consumer finance subsidiaries. See "Forward-Looking Information."

The consumer finance subsidiaries primarily originate home equity loans and purchase automobile loans. The average individual balance of consumer finance automobile loans and home equity loans were $8,000 and $32,000, respectively, at March 31, 1998. At March 31, 1998 and December 31, 1997, automobile loans comprised $285.3 million, or 55.9%, and $292.6 million, or 56.1%, respectively, of total consumer finance loans. At March 31, 1998 and December 31, 1997, home equity loans comprised $220.1 million, or 43.2%, and $218.8 million, or 42%, respectively, of total consumer finance loans. TCF's consumer finance subsidiaries are seeking to increase the percentage of home equity loans to total consumer finance loans over time. Home equity loans originated by the Company's consumer finance subsidiaries are generally closed-end.

Through their purchases of automobile loans, TCF's consumer finance subsidiaries provide indirect financing. Included in the consumer finance loans at March 31, 1998 are $224.1 million of sub-prime automobile loans which carry a higher level of credit risk and higher interest rates. The term sub-prime refers to the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate. There can be no assurances that the Company's sub-prime lending criteria are the same as those utilized by other lenders. Loans classified as sub-prime are generally made to borrowers who are unable to obtain credit from traditional sources because of significant past credit problems or limited credit histories.

Although competition in the sub-prime lending market has increased, the Company believes that sub-prime borrowers represent a substantial market and their demand for financing has not been adequately served by traditional lending sources. The underwriting criteria for loans originated by TCF's consumer finance subsidiaries generally have been less stringent than those historically adhered to by TCF's bank subsidiaries and, as a result, these loans carry a higher level of credit risk and higher interest rates. The consumer finance portfolio also carries an increased risk of loss in the event of adverse economic developments such as a recession. TCF believes that important determinants of success in sub-prime automobile financing include the ability to control borrower and dealer misrepresentations at the point of origination; the evaluation of the creditworthiness of sub-prime borrowers; and the maintenance of an active program to monitor performance and collect payments. Sub-prime lending is inherently more risky than traditional lending and there can be no assurance that all appropriate underwriting criteria have been identified or weighted properly in the assessment of credit risk, or will afford adequate protection against the higher risks inherent in lending to sub-prime borrowers.

Many of the consumer finance offices are relatively new and are outside TCF's traditional market areas. The geographic location of consumer finance loans may change significantly in future periods. The following table sets forth the geographic locations (based on the location of the office originating or purchasing the loan) of TCF's consumer finance loan portfolio:

                                                            At March 31, 1998       At December 31, 1997
                                                          ---------------------   ----------------------
                                                            Loan                     Loan
(Dollars in thousands)                                     Balance      Percent     Balance      Percent
                                                          --------      -------     -------      -------
Illinois                                                  $122,129         23.9%    $126,505     24.3%
Minnesota                                                   97,015         19.0       98,701     18.9
Florida                                                     42,721          8.4       41,808      8.0
Michigan                                                    36,824          7.2       35,955      6.9
Georgia                                                     34,899          6.8       35,506      6.8
Wisconsin                                                   29,871          5.9       31,097      6.0
North Carolina                                              28,796          5.7       29,829      5.7
Missouri                                                    24,434          4.8       27,258      5.2
Tennessee                                                   18,051          3.5       19,218      3.7
Ohio                                                        17,086          3.4       16,415      3.1
Mississippi                                                 15,384          3.0       15,676      3.0
Other                                                       42,881          8.4       43,561      8.4
                                                          --------        -----     --------    -----
   Total consumer finance loans                           $510,091        100.0%    $521,529    100.0%
                                                          --------        -----     --------    -----
                                                          --------        -----     --------    -----

TCF's bank and consumer finance subsidiaries have also initiated the origination of home equity loans with loan-to-value ratios in excess of 80%, and on a limited basis up to 100%, that carry no private mortgage insurance. These loans carry a higher level of credit risk and are made at higher interest rates.

Commercial real estate loans decreased $15.7 million from year-end 1997 to $844.2 million at March 31, 1998. Commercial business loans increased $9.9 million in the first three months of 1998 to $250.1 million at March 31, 1998. TCF is seeking to expand its commercial business lending activity and, to a lesser extent, its commercial real estate lending activity to borrowers located in its primary midwestern markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. These loans generally have larger individual balances and a greater inherent risk of loss. The risk of loss is difficult to quantify and, in the case of commercial real estate loans, is subject to fluctuations in real estate values. At March 31, 1998, approximately 92% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. At March 31, 1998, the average individual balance of commercial real estate loans and commercial business loans was $506,000 and $311,000, respectively.

At March 31, 1998, there were no commercial real estate loans with terms that have been modified in troubled debt restructurings included in performing loans, compared with $1.3 million at December 31, 1997.

At March 31, 1998, the recorded investment in loans that are considered to be impaired was $8.9 million for which the related allowance for credit losses was $3.2 million. All of the impaired loans were on non-accrual status. The average recorded investment in impaired loans during the three months ended March 31, 1998 was $8.8 million.

Lease financings increased $6.4 million from year-end 1997 to $374.9 million at March 31, 1998, reflecting a $6.6 million increase in direct financing leases.

TCF is seeking to expand its leasing activity to achieve growth over time. TCF internally funds certain Value Added Leases, which typically range from $250,000 to $20 million, and consequently retains the credit risk on such leases. TCF and Winthrop also internally fund Small Ticket Leases, which typically are less than $250,000, and which generally carry a higher level of credit risk and higher implicit interest rates.

TCF has in place experienced personnel and acceptable standards for maintaining the credit quality of its lease portfolio, but no assurance can be given as to the level of future delinquencies and lease charge-offs.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND INDUSTRIAL REVENUE BOND RESERVES

A summary of the activity of the allowance for loan and lease losses and industrial revenue bond reserves, and selected statistics follows:

                                                 THREE MONTHS ENDED                       THREE MONTHS ENDED
(Dollars in thousands)                             MARCH 31, 1998                           MARCH 31, 1997
                                        ------------------------------------    ---------------------------------------
                                                        Industrial                                Industrial
Allowance for Loan and Lease            Allowance for    Revenue                 Allowance for     Revenue
  Losses and Industrial Revenue           Loan and        Bond                     Loan and         Bond
  Bond Reserves:                        Lease Losses     Reserves     Total      Lease Losses      Reserves       Total
                                        -------------   ----------    -----      -------------    ----------      -----
Balance at beginning of period          $ 82,583        $ 1,460       $ 84,043       $ 71,865       $ 1,660      $ 73,525
  Acquired balance                          --             --             --            1,653          --           1,653
  Provision for credit losses              5,984            (50)         5,934          1,548           (50)        1,498
  Charge-offs                             (7,620)          --           (7,620)        (5,320)         --          (5,320)
  Recoveries                               1,564           --            1,564          3,127          --           3,127
                                         --------        -------       --------       --------       -------      --------
   Net charge-offs                        (6,056)          --           (6,056)        (2,193)         --          (2,193)
                                         --------        -------       --------       --------       -------      --------
Balance at end of period                $ 82,511        $ 1,410       $ 83,921       $ 72,873       $ 1,610      $ 74,483
                                         --------        -------       --------       --------       -------      --------
                                         --------        -------       --------       --------       -------      --------

Ratio of annualized net loan and
  lease charge-offs to average loans
  and leases outstanding, excluding
   loans held for sale                        .34%                                       .16%

Allowance for loan and lease losses as
  a percentage of gross loan and lease
  balances, excluding loans held for         1.16%                                      1.33%
  sale

TCF has experienced an increase in the level of net loan charge-offs related to its consumer finance portfolio. As a result, net loan charge-offs as a percentage of average loans outstanding for TCF's consumer finance portfolio were 3.85% for the three months ended March 31, 1998, compared with 2.83% for the same period of 1997 and 3.23% for the three months ended December 31, 1997. In addition, the net loan charge-offs as a percentage of average loans outstanding for TCF's indirect consumer finance portfolio were 5.66% for the three months ended March 31, 1998, compared with 4.33% for the same period in 1997 and 4.64% for the three months ended December 31, 1997.

On an ongoing basis, TCF's loan and lease portfolios are reviewed and analyzed as to credit risk, performance, collateral value and quality. The allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for estimated loan and lease losses. Management's judgment as to the adequacy of the allowance is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, the level of non-performing assets, net charge-offs, geographic location and prevailing economic conditions. The allowance for loan and lease losses is established for known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Loans and leases are charged off to the extent they are deemed to be uncollectible. The unallocated portion of TCF's allowance for loan and lease losses totaled $27.2 million at March 31, 1998, compared with $29.4 million at December 31, 1997.

TCF guarantees certain industrial development and housing revenue bonds issued by municipalities to finance commercial and multi-family real estate owned by third parties. The balance of such financial guarantees at March 31, 1998 was $11.8 million, unchanged from December 31, 1997. Management has considered these guarantees in its review of the adequacy of the industrial revenue bond reserves, which are included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

The adequacy of the allowance for loan and lease losses and industrial revenue bond reserves is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are reported in the provision for credit losses in the periods in which they become known. Management believes the allowance for loan and lease losses and industrial revenue bond reserves are adequate.

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and leases and other real estate owned) totaled $53.6 million at March 31, 1998, down $5.1 million from the December 31, 1997 total of $58.7 million. Approximately 69% of non-performing assets at March 31, 1998 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest unless such loans and leases are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:

                                                     At               At
                                                  March 31,       December 31,
(Dollars in thousands)                              1998              1997
                                                  ---------       -----------
Non-accrual loans and leases (1):
        Consumer:
              Bank lending                         $ 3,566         $ 3,495
              Consumer finance lending              16,348          17,542
                                                   -------         -------
                                                    19,914          21,037
        Residential real estate                      8,140           8,451
        Commercial real estate                       5,652           3,818
        Commercial business                          3,212           3,370
        Lease financing                                171             117
                                                   -------         -------
                                                    37,089          36,793
Other real estate owned and other assets (2)        16,519          21,953
                                                   -------         -------
        Total non-performing assets                $53,608         $58,746
                                                   -------         -------
                                                   -------         -------

Non-performing assets as a percentage
        of net loans and leases                        .77%            .84%
Non-performing assets as a percentage
        of total assets                                .55             .60

(1) Included in total loans and leases in the Consolidated Statements of Financial Condition.
(2) Includes residential real estate of $11.8 million and $11.2 million, commercial real estate of $1.6 million and $6.7 million and automobiles of $2.6 million and $2.6 million at March 31, 1998 and December 31, 1997, respectively.

TCF had no accruing loans and leases 90 days or more past due at March 31, 1998. The over 30-day delinquency rate on TCF's loans and leases (excluding loans held for sale and non-accrual loans and leases) was .59% of gross loans and leases outstanding at March 31, 1998, compared with .72% at year-end 1997. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

                                      At March 31, 1998      At December 31, 1997
                                  -------------------------------------------------
                                  Principal   Percentage   Principal   Percentage
(Dollars in thousands)            Balances   of portfolio  Balances   of portfolio
                                  --------- -------------- --------- --------------
Consumer:
    Bank lending                  $ 7,332        .51%      $ 9,646         .66%
    Consumer finance lending       23,132       4.21        28,964        5.13
                                  -------                  -------
                                   30,464       1.53        38,610        1.91
Residential real estate             8,200        .23        10,567         .29
Commercial real estate              1,857        .22         1,173         .14
Commercial business                 1,127        .46           396         .17
Lease financing                       290        .07           886         .21
                                  -------                  -------
                                  $41,938        .59       $51,632         .72
                                  -------                  -------
                                  -------                  -------

TCF's over 30-day delinquency rate on gross consumer loans was 1.53% at March 31, 1998, down from 1.91% at year-end 1997. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially consumer finance loans. TCF's over 30-day delinquency rate on gross consumer finance loans was 4.21% at March 31, 1998, compared with 5.13% at December 31, 1997. TCF's over 30-day delinquency rate on gross automobile and home equity consumer finance loans was 5.41% and 2.35% at March 31, 1998, compared with 6.81% and 2.40%, respectively, at December 31, 1997. Consumer finance lending is generally considered to involve a higher level of credit risk. TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality that are consistent with its goals for expanding its portfolio of these higher-yielding loans, but no assurance can be given as to the level of future delinquencies and loan charge-offs.

In addition to the non-accrual loans and leases, there were commercial real estate and commercial business loans with an aggregate principal balance of $16.2 million outstanding at March 31, 1998 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $23.6 million of such loans at December 31, 1997. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

DEPOSITS

Deposits totaled $6.9 billion at March 31, 1998, up $17.7 million from December 31, 1997. The increase included $62.6 million as a result of TCF's expansion into the Jewel-Osco stores. This increase was partially offset by the sale of two rural Minnesota branches during the 1998 first quarter with $56.1 million in deposits. Lower interest-cost checking, savings and money market deposits totaled $3.5 billion, up $208.3 million from year-end 1997, and comprised 50.7% of total deposits at March 31, 1998. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The Company's weighted average-rate for deposits, including non-interest bearing deposits, decreased to 3.23% at March 31, 1998, from 3.42% at December 31, 1997.

BORROWINGS

Borrowings totaled $1.6 billion as of March 31, 1998, down $96.1 million from year-end 1997. The decrease was primarily due to decreases of $44.2 million in securities sold under repurchase agreements, $37.2 million in FHLB advances and $14.5 million in discounted lease rentals. The weighted-average rate on borrowings decreased to 6.31% at March 31, 1998, from 6.43% at December 31, 1997. At March 31, 1998, borrowings with a maturity of one year or less totaled $591 million.

STOCKHOLDERS' EQUITY

Stockholders' equity at March 31, 1998 was $948.1 million, or 9.8% of total assets, down from $953.7 million, or 9.8% of total assets, at December 31, 1997. The decrease in stockholders' equity is primarily due to the repurchase of 1,127,400 shares of TCF's common stock at a cost of $36.3 million and the payment of $11.6 million in common stock dividends, partially offset by net income of $39.9 million for the quarter.

On January 19, 1998, TCF's Board of Directors authorized the repurchase of up to 5% of TCF's common stock, or approximately 4.6 million shares. The repurchased shares will become treasury shares.

On April 28, 1998, TCF declared a quarterly dividend of 16.25 cents per common share, payable on May 29, 1998 to shareholders of record as of May 8, 1998.

On April 29, 1998, TCF's shareholders approved an increase in the number of authorized shares of TCF common stock from 140,000,000 to 280,000,000.

At March 31, 1998, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the Federal Reserve Board and the Federal Deposit Insurance Corporation Improvement Act of 1991.

RECENT ACCOUNTING DEVELOPMENTS

In its March 1998 meeting, the Emerging Issues Task Force ("EITF" or "Task Force") discussed EITF Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," and reached tentative conclusions that such deferred compensation plans should be consolidated in a company's financial statements and in certain circumstances changes in fair value of rabbi trust assets should be recognized in earnings in the period in which the changes occur. The Task Force did not reach a tentative conclusion on the method of implementation. Since a consensus was not reached, it is too early to predict what effect, if any, this issue will have on TCF's financial statements.

FORWARD-LOOKING INFORMATION

There are a number of important factors which could cause TCF's future results to differ materially from historical performance. These include but are not limited to possible legislative changes; adverse economic developments which may increase default and delinquency risks in TCF's loan and lease portfolios; shifts in interest rates which may result in shrinking interest margins; deposit outflows; interest rates on competing investments; demand for financial services and loan and lease products; increases generally in competitive pressure in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in the quality or composition of TCF's loan, lease and investment portfolios; results of litigation or other significant uncertainties. TCF's year 2000 compliance initiatives are subject to certain uncertainties which may delay or increase the cost of achieving compliance. To some extent, TCF's operations will be dependent on the year 2000 compliance achieved by outside vendors, borrowers and government agencies or instrumentalities such as the Federal Reserve System, and also on the cooperation of such parties in testing the effectiveness of compliance initiatives. TCF's recently completed acquisitions of Standard and the Jewel-Osco branches (and its commitment to construct additional Jewel-Osco branches in future periods) are subject to additional uncertainties, including the possible failure to fully realize or realize within the expected time frame benefits from the transactions. Significant uncertainties in such transactions include lower than expected income or revenue following the transactions; or higher than expected operating costs; business disruption relating to the transactions; greater than expected costs or difficulties related to the integration, retention and attraction of employees or management of the acquired business operations with those of TCF; and other unanticipated occurrences which may increase the costs related to the transactions or decrease the expected financial benefits of the transactions.

                    TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                             Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                              At              At            At             At             At
(Dollars in thousands                                      March 31,       Dec. 31,      Sept. 30,      June 30,       March 31,
 except per-share data)                                      1998            1997          1997           1997           1997
--------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                              $9,664,849     $9,744,660     $9,796,154    $7,403,760      $7,317,584
Investments (1)                                              246,364        129,612        130,261        82,098          60,458
Securities available for sale                              1,306,853      1,426,131      1,628,126     1,181,126       1,242,457
Loans and leases                                           7,036,646      7,069,188      7,052,032     5,382,356       5,354,941
Deposits                                                   6,925,024      6,907,310      6,976,687     5,243,574       5,291,894
Borrowings                                                 1,631,021      1,727,152      1,754,445     1,349,369       1,273,411
Stockholders' equity                                         948,070        953,680        919,952       701,063         626,716
--------------------------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                            March 31,      Dec. 31,      Sept. 30,      June 30,       March 31,
                                                              1998           1997          1997           1997           1997
--------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                                             $191,476       $198,739       $173,253      $157,242        $153,380
Interest expense                                              82,324         87,725         73,399        64,605          63,289
                                                            --------       --------       --------      --------        --------
   Net interest income                                       109,152        111,014         99,854        92,637          90,091
Provision for credit losses                                    5,934          5,859          6,341         4,097           1,498
                                                            --------       --------       --------      --------        --------
   Net interest income after provision for
    credit losses                                            103,218        105,155         93,513        88,540          88,593
                                                            --------       --------       --------      --------        --------
Non-interest income:
   Gain on sale of loans                                         --             145            --            --              --
   Gain on sale of loan servicing                                --             --             --            --            1,622
   Gain on sale of securities available for sale                 502          3,179          2,852         1,093           1,385
   Gain on sale of joint venture interest                      5,580            --             --            --              --
   Gain on sale of branches                                    2,048            742         10,635         2,810             --
   Other non-interest income                                  57,810         55,489         53,917        49,051          43,748
                                                            --------       --------       --------      --------        --------
       Total non-interest income                              65,940         59,555         67,404        52,954          46,755
                                                            --------       --------       --------      --------        --------
Non-interest expense:
   Amortization of goodwill and other intangibles              2,916          2,844         10,559         1,161           1,193
   Other non-interest expense                                 98,453         95,082         87,794        82,982          79,947
                                                            --------       --------       --------      --------        --------
       Total non-interest expense                            101,369         97,926         98,353        84,143          81,140
                                                            --------       --------       --------      --------        --------
   Income before income tax expense                           67,789         66,784         62,564        57,351          54,208
Income tax expense                                            27,895         26,895         25,354        22,416          21,181
                                                            --------       --------       --------      --------        --------
   Net income                                               $ 39,894       $ 39,889       $ 37,210      $ 34,935        $ 33,027
                                                            --------       --------       --------      --------        --------
                                                            --------       --------       --------      --------        --------

Per common share:
       Basic earnings                                       $    .44       $    .44       $    .44      $    .43        $    .41
                                                            --------       --------       --------      --------        --------
                                                            --------       --------       --------      --------        --------
       Diluted earnings                                     $    .43       $    .43       $    .43      $    .42        $    .40
                                                            --------       --------       --------      --------        --------
                                                            --------       --------       --------      --------        --------
       Dividends declared                                   $   .125       $   .125       $   .125      $   .125        $ .09375
                                                            --------       --------       --------      --------        --------
                                                            --------       --------       --------      --------        --------

FINANCIAL RATIOS:
Return on average assets (2)                                    1.66%          1.63%          1.80%         1.90%           1.82%
Return on average realized common equity (2)                   16.99          17.28          19.37         21.35           21.26
Return on average common equity (2)                            16.83          17.10          19.20         21.37           21.26
Average total equity to average assets                          9.83           9.53           9.38          8.91            8.56
Net interest margin (2)(3)                                      4.94           4.93           5.24          5.41            5.31

-------------------
(1) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity, FRB stock and FHLB stock.
(2)    Annualized.
(3)    Net interest income divided by average interest-earning assets.

                    TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                       Supplementary Information (Continued)

            Consolidated Average Balance Sheets, Interest and Dividends
               Earned or Paid, and Related Interest Yields and Rates

                                                                   Three Months Ended March 31,
                                          ----------------------------------------------------------------------------
                                                           1998                                   1997
                                          ------------------------------------    ------------------------------------
                                                                      Interest                               Interest
                                            Average                  Yields and   Average                   Yields and
(Dollars in thousands)                      Balance   Interest(1)     Rates (2)   Balance    Interest(1)     Rates (2)
                                          ----------  -----------    ----------  ----------  -----------    ----------
Assets:
Securities available
   for sale (3)                           $1,379,260    $ 24,164       7.01%     $1,188,043   $ 21,383          7.20%
                                          ----------  -----------                ----------  -----------

Loans held for sale                          210,065       3,681       7.01         193,046      3,513          7.28
                                          ----------  -----------                ----------  -----------

Loans and leases:
   Residential real
   estate                                  3,649,026      68,094       7.46       2,232,293     43,852          7.86
   Commercial real estate                    845,724      18,916       8.95         855,708     19,113          8.93
   Commercial business                       243,632       5,252       8.62         181,924      4,077          8.96
   Consumer                                1,962,011      56,065      11.43       1,753,395     52,035         11.87
   Lease financings                          370,562      12,521      13.52         310,329      8,205         10.58
                                          ----------  -----------                ----------  -----------
          Total loans and
             leases (4)                    7,070,955     160,848       9.10       5,333,649    127,282          9.55
                                          ----------  -----------                ----------  -----------
Investments:
   Interest-bearing
      deposits with banks                      3,935          56       5.69          14,701        185          5.03
   Federal funds sold                         66,166         907       5.48           3,940         51          5.18
   U.S. Government and
      other marketable
      securities held
      to maturity                              4,079          57       5.59           3,913         50          5.11
   FHLB stock                                 81,494       1,419       6.96          51,149        916          7.16
   FRB stock                                  23,049         344       5.97            -           -              -
                                          ----------  -----------                ----------  -----------
      Total investments                      178,723       2,783       6.23          73,703      1,202          6.52
                                          ----------  -----------                ----------  -----------
          Total interest-
             earning assets                8,839,003     191,476       8.67       6,788,441    153,380          9.04
                                                      -----------    ----------              -----------    ----------
   Other assets(5)                           802,280                                470,745
                                          ----------                             ----------
      Total assets                        $9,641,283                             $7,259,186
                                          ----------                             ----------
                                          ----------                             ----------

Liabilities and
   Stockholders' Equity:
      Noninterest-bearing
          deposits                        $  879,272                             $  714,709
                                          ----------                             ----------
      Interest-bearing
          deposits:
          Checking                           650,854       1,695       1.04         515,196      1,390          1.08
          Passbook and statement           1,111,188       4,937       1.78         795,936      3,673          1.85
          Money market                       697,615       5,145       2.95         641,739      4,902          3.06
          Certificates                     3,533,458      44,595       5.05       2,442,543     32,193          5.27
                                          ----------  -----------                ----------  -----------
          Total interest-
            bearing
            deposits                       5,993,115      56,372       3.76       4,395,414     42,158          3.84
                                          ----------  -----------                ----------  -----------

Borrowings:
   Securities sold under
      repurchase
      agreements and
      federal funds sold                      96,246       1,429       5.94         450,959      6,312          5.60
   FHLB advances                           1,284,403      18,773       5.85         653,208      9,396          5.75
   Discounted lease
      rentals                                235,066       4,609       7.84         191,876      3,899          8.13
   Subordinated debt                          32,846         936      11.40          42,143        682          6.47
   Collateralized
      obligations                              2,360          54       9.15          40,350        630          6.25
   Other borrowings                            8,324         151       7.26          13,709        212          6.19
                                          ----------  -----------                ----------  -----------
      Total borrowings                     1,659,245      25,952       6.26       1,392,245     21,131          6.07
                                          ----------  -----------                ----------  -----------
        Total interest-
             bearing
             liabilities                   7,652,360      82,324       4.30       5,787,659     63,289          4.37
                                                      -----------    ----------              -----------    ----------

Other liabilities(5)                         161,603                                135,341
                                          ----------                             ----------
   Total liabilities                       8,693,235                              6,637,709
                                          ----------                             ----------

Stockholders' equity:(5)
   Preferred equity                              -                                      -
   Common equity                             948,048                                621,477
                                          ----------                             ----------
      Total stockholders'
          equity                             948,048                                621,477
                                          ----------                             ----------
      Total liabilities
          and stockholders'
          equity                          $9,641,283                             $7,259,186
                                          ----------                             ----------
                                          ----------                             ----------
Net interest income                                     $109,152                              $ 90,091
                                                      -----------                            -----------
                                                      -----------                            -----------
Net interest-rate spread                                               4.37%                                    4.67%
                                                                     ----------                             ----------
                                                                     ----------                             ----------
Net interest margin                                                    4.94%                                    5.31%
                                                                     ----------                             ----------
                                                                     ----------                             ----------


(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $40,000 and $56,000 was recognized during the three months ended March 31, 1998 and 1997, respectively.

(2)  Annualized.

(3)  Average balance and yield of securities
     available for sale is based upon the historical amortized cost balance.

(4) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

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

In August 1995, Great Lakes National Bank Michigan ("Great Lakes Michigan") filed with the United States Court of Federal Claims a complaint seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. Great Lakes Michigan's claim is based on the government's breach of contract in connection with Great Lakes Michigan's acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which contracts allowed Great Lakes Michigan to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. The United States has not yet answered Great Lakes Michigan's complaint. Great Lakes Michigan's complaint involves approximately $87.3 million in supervisory goodwill.

On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 116 S.Ct. 2432 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings are now proceeding to trials before the Court of Federal Claims on the issue of damages. One of these trials commenced on February 24, 1997, and the submission of evidence at trial was completed in April 1998. The Court of Federal Claims has not yet determined the amount, if any, that the plaintiff may recover in damages from the government's breach of contract. The other trial is currently scheduled to begin in May 1998. In connection with the trials in those cases, the Court of Federal Claims in December of 1996 denied the government's motion seeking to preclude the plaintiffs in these cases from offering evidence regarding the scope and extent of any lost profits they suffered as a result of the government's breach.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 29, 1998, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of March 13, 1998 in connection with the two matters indicated below. Following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter:

                                                                              Vote
                                                              ------------------------------------------------------------
                                                                                  Against or                       Broker
                                                                  For              Withheld        Abstain        Nonvote
                                                              ----------          ----------      ----------      --------
1.   Election of Directors:
         Robert E. Evans                                       81,752,503           882,445          N/A              N/A
         Luella G. Goldberg                                    81,779,907           855,041          N/A              N/A
         George G. Johnson                                     81,791,946           843,002          N/A              N/A
         David H. Mackiewich                                   81,619,325         1,015,623          N/A              N/A
         Lynn A. Nagorske                                      81,785,519           849,429          N/A              N/A
         Ralph Strangis                                        81,223,998         1,410,950          N/A              N/A

2.   Approval of an increase in the number of authorized
     shares of TCF Common Stock                                78,020,650         4,245,417       368,881              0

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        See Index to Exhibits on page 29 of this report.

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


                                    TCF FINANCIAL CORPORATION


                                         /s/ Thomas A. Cusick
                                   -------------------------------------------
                                   Thomas A. Cusick, Vice Chairman of
                                     the Board, Chief Operating Officer
                                     and Director


                                         /s/ Mark R. Lund
                                   -------------------------------------------
                                   Mark R. Lund, Senior Vice President,
                                     Assistant Treasurer and Controller
                                     (Principal Accounting Officer)


Dated:  May 14, 1998

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q

   Exhibit                                                Sequentially
   Number              Description                        Numbered Page
   ------              -----------                        -------------
    3(i)      Restated Articles of Incorporation

    4(a)      Copies of instruments with respect to           N/A
              long-term debt will be furnished to the
              Securities and Exchange Commission upon
              request.

   11         Computation of Earnings Per Common Share