Form 10-Q
period 1998-06-30
TCF FINANCIAL CORP
filed 1998-08-14
CIK 814184

             FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[x]                  Quarterly Report Pursuant to Section
                        13 or 15(d) of the Securities
                             Exchange Act of 1934

                         For the quarterly period ended
                                  June 30, 1998

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



     801 Marquette Avenue, Mail Code 100-01-A, Minneapolis, Minnesota 55402
------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)



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

                                                  Outstanding at
           Class                                  July 31, 1998
-----------------------------                     89,301,059 shares
Common Stock, $.01 par value

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                 Pages
                                                                                                 ------
Part I.  Financial Information

         Item 1.  Financial Statements


               Consolidated Statements of Financial Condition
                 at June 30, 1998 and December 31, 1997.......................................      3


               Consolidated Statements of Operations for the Three
                 and Six Months Ended June 30, 1998 and 1997..................................      4


               Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 1998 and 1997..........................................      5


               Consolidated Statements of Stockholders' Equity for
                 the Year Ended December 31, 1997 and for the
                 Six Months Ended June 30, 1998...............................................      6


               Notes to Consolidated Financial Statements.....................................    7-8


         Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations for the Three
                         and Six Months Ended June 30, 1998 and 1997..........................   9-20


               Supplementary Information......................................................  21-22


Part II.  Other Information


          Items 1-6...........................................................................  23-25


Signatures....................................................................................     26


Index to Exhibits.............................................................................     27

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per-share data)
                                   (Unaudited)

                                                                           At                   At
                                                                        June 30,            December 31,
                                                                          1998                  1997
                                                                       ----------           ------------
                                     ASSETS
Cash and due from banks                                                $  357,423            $  297,010
Interest-bearing deposits with banks                                       13,143                20,572
U.S. Government and other marketable securities
        held to maturity (fair value of $4,184 and $4,061)                  4,184                 4,061
Federal Reserve Bank stock, at cost                                        23,093                22,977
Federal Home Loan Bank stock, at cost                                      82,468                82,002
Securities available for sale (amortized cost of $1,111,068
        and $1,411,979)                                                 1,122,490             1,426,131
Loans held for sale                                                       197,207               244,612
Loans and leases:
        Residential real estate                                         3,678,432             3,623,845
        Commercial real estate                                            839,151               859,916
        Commercial business                                               282,533               240,207
        Consumer                                                        1,923,891             1,976,699
        Lease financing                                                   379,679               368,521
                                                                       ----------            ----------
            Total loans and leases                                      7,103,686             7,069,188
            Allowance for loan and lease losses                           (80,138)              (82,583)
                                                                       ----------            ----------
                Net loans and leases                                    7,023,548             6,986,605
Premises and equipment                                                    172,462               165,790
Other real estate owned                                                    13,640                18,353
Accrued interest receivable                                                52,524                54,336
Due from brokers                                                           62,725               126,662
Goodwill                                                                  170,510               177,700
Deposit base intangibles                                                   18,030                19,821
Mortgage servicing rights                                                  20,719                19,512
Other assets                                                               58,894                78,516
                                                                       ----------            ----------
                                                                       $9,393,060            $9,744,660
                                                                       ----------            ----------
                                                                       ----------            ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Checking                                                       $1,684,008            $1,468,657
        Passbook and statement                                          1,192,476             1,134,678
        Money market                                                      691,346               698,312
        Certificates                                                    3,173,458             3,605,663
                                                                       ----------            ----------
              Total deposits                                            6,741,288             6,907,310
                                                                       ----------            ----------
Securities sold under repurchase agreements and federal
        funds purchased                                                    78,009               112,444
Federal Home Loan Bank advances                                         1,207,094             1,339,578
Discounted lease rentals                                                  199,983               228,596
Subordinated debt                                                          28,750                34,998
Other borrowings                                                          103,404                11,536
                                                                       ----------            ----------
              Total borrowings                                          1,617,240             1,727,152
Accrued interest payable                                                   22,105                23,510
Accrued expenses and other liabilities                                    105,942               133,008
                                                                       ----------            ----------
              Total liabilities                                         8,486,575             8,790,980
                                                                       ----------            ----------
Stockholders' equity:
        Preferred stock, par value $.01 per share, 30,000,000
              shares authorized; none issued and outstanding                  -                     -
        Common stock, par value $.01 per share, 280,000,000 shares
              authorized; 92,920,216 and 92,821,529 shares issued             929                   928
        Additional paid-in capital                                        463,955               460,684
        Unamortized deferred compensation                                 (25,555)              (25,457)
        Retained earnings, subject to certain restrictions                562,692               508,969
        Accumulated other comprehensive income                              6,904                 8,556
        Treasury stock, at cost, 3,206,094 shares in 1998                (102,440)                   -
                                                                       ----------              --------
              Total stockholders' equity                                  906,485               953,680
                                                                       ----------            ----------
                                                                       $9,393,060            $9,744,660
                                                                       ----------            ----------
                                                                       ----------            ----------

See accompanying notes to consolidated financial statements. Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (In thousands, except per-share data)
                                   (Unaudited)

                                                                    Three Months Ended                   Six Months Ended
                                                                        June 30,                             June 30,
                                                                   --------------------------       -------------------------
                                                                      1998           1997             1998           1997
                                                                      ----           ----             ----           ----
Interest income:
   Loans                                                            $147,344        $121,708        $295,671        $240,785
   Lease financing                                                    11,983           8,684          24,504          16,889
   Loans held for sale                                                 3,572           3,679           7,253           7,192
   Securities available for sale                                      20,929          21,824          45,093          43,207
   Investments                                                         3,075           1,347           5,858           2,549
                                                                    --------        --------        --------        --------
       Total interest income                                         186,903         157,242         378,379         310,622
                                                                    --------        --------        --------        --------
Interest expense:
   Deposits                                                           54,096          43,198         110,468          85,356
   Borrowings                                                         25,510          21,407          51,462          42,538
                                                                    --------        --------        --------        --------
       Total interest expense                                         79,606          64,605         161,930         127,894
                                                                    --------        --------        --------        --------
            Net interest income                                      107,297          92,637         216,449         182,728
Provision for credit losses                                            2,882           4,097           8,816           5,595
                                                                    --------        --------        --------        --------
       Net interest income after provision for credit losses         104,415          88,540         207,633         177,133
                                                                    --------        --------        --------        --------
Non-interest income:
   Fee and service charge revenues                                    31,514          24,768          58,445          47,593
   ATM network revenues                                               12,619           7,251          22,730          13,600
   Leasing revenues                                                    6,568           7,994          14,261          14,352
   Title insurance revenues                                            5,007           3,274           9,543           6,023
   Commissions on sales of annuities                                   2,199           2,110           4,423           4,044
   Commissions on sales of mutual funds                                1,404             947           2,735           1,982
   Gain on sale of loans held for sale                                 1,208             529           3,362           1,406
   Gain on sale of securities available for sale                       1,787           1,093           2,289           2,478
   Gain on sale of branches                                            4,260           2,810           6,308           2,810
   Gain on sale of joint venture interest                                -               -             5,580             -
   Gain on sale of loan servicing                                        -               -               -             1,622
   Other                                                               3,012           2,178           5,842           3,799
                                                                    --------        --------        --------        --------
       Total non-interest income                                      69,578          52,954         135,518          99,709
                                                                    --------        --------        --------        --------
Non-interest expense:
   Compensation and employee benefits                                 55,186          42,864         107,949          84,325
   Occupancy and equipment                                            17,642          13,887          34,947          27,709
   Advertising and promotions                                          5,458           5,113          10,724          10,106
   Federal deposit insurance premiums and assessments                  1,384           1,059           2,779           2,130
   Amortization of goodwill and other intangibles                      2,826           1,161           5,742           2,354
   Other                                                              23,187          20,059          44,911          38,659
                                                                    --------        --------        --------        --------
       Total non-interest expense                                    105,683          84,143         207,052         165,283
                                                                    --------        --------        --------        --------
            Income before income tax expense                          68,310          57,351         136,099         111,559
Income tax expense                                                    28,110          22,416          56,005          43,597
                                                                    --------        --------        --------        --------
   Net income                                                       $ 40,200        $ 34,935        $ 80,094        $ 67,962
                                                                    --------        --------        --------        --------
                                                                    --------        --------        --------        --------

Net income per common share:
   Basic                                                            $    .45        $    .43        $    .89        $    .84
                                                                    --------        --------        --------        --------
                                                                    --------        --------        --------        --------
   Diluted                                                          $    .45        $    .42        $    .88        $    .82
                                                                    --------        --------        --------        --------
                                                                    --------        --------        --------        --------

Dividends declared per common share                                 $  .1625        $   .125        $  .2875        $ .21875
                                                                    --------        --------        --------        --------
                                                                    --------        --------        --------        --------

See accompanying notes to consolidated financial statements. Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                    (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                           --------------------------------
                                                                                 1998            1997
                                                                                 ----            ----
Cash flows from operating activities:
     Net income                                                            $    80,094         $    67,962
        Adjustments to reconcile net income to net cash
           provided by operating activities:
              Depreciation and amortization                                     14,306              10,849
              Amortization of goodwill and other intangibles                     5,742               2,354
              Amortization of fees, discounts and premiums                       1,310                 391
              Proceeds from sales of loans held for sale                       318,149             254,633
              Principal collected on loans held for sale                         5,238               4,827
              Originations and purchases of loans held for sale               (324,427)           (281,231)
              Net decrease (increase) in other assets and
                 liabilities, and accrued interest                               6,815             (14,554)
              Provision for credit losses                                        8,816               5,595
              Gain on sale of securities available for sale                     (2,289)             (2,478)
              Gain on sale of joint venture interest                            (5,580)                -
              Gain on sale of branches                                          (6,308)             (2,810)
              Gain on sale of loan servicing                                       -                (1,622)
              Other, net                                                        (2,379)              2,178
                                                                           -----------         -----------

                 Total adjustments                                              19,393             (21,868)
                                                                           -----------         -----------

                    Net cash provided by operating activities                   99,487              46,094
                                                                           -----------         -----------

Cash flows from investing activities:
     Principal collected on loans and leases                                 1,485,211             829,794
     Originations and purchases of loans                                    (1,469,215)           (857,437)
     Purchases of equipment for lease financing                                (83,108)            (89,737)
     Proceeds from sales of loans                                                6,957               1,348
     Net decrease in interest-bearing deposits with banks                        7,429             371,860
     Proceeds from sales of securities available for sale                      149,215             194,883
     Proceeds from maturities of and principal collected on
        securities available for sale                                          261,251              85,438
     Purchases of securities available for sale                                (45,684)           (375,397)
     Proceeds from redemption of FHLB stock                                      1,784              15,880
     Purchases of FRB stock                                                       (116)            (13,591)
     Proceeds from sale of joint venture interest                                6,351                 -
     Net decrease in short-term federal funds sold                                 -                45,000
     Purchases of premises and equipment                                       (23,910)            (15,901)
     Acquisition of BOC Financial Corporation, net of cash acquired                -               (24,093)
     Sales of deposits, net of cash paid                                      (114,132)            (42,246)
     Other, net                                                                 18,844              14,015
                                                                           -----------         -----------

        Net cash provided by investing activities                              200,877             139,816
                                                                           -----------         -----------

Cash flows from financing activities:
     Net (decrease) increase in deposits                                       (43,266)            145,092
     Proceeds from securities sold under repurchase agreements
        and federal funds purchased                                            943,035           5,726,662
     Payments on securities sold under repurchase agreements
        and federal funds purchased                                           (977,470)         (5,678,909)
     Proceeds from FHLB advances                                               230,000             356,765
     Payments on FHLB advances                                                (362,143)           (856,775)
     Proceeds from discounted lease rentals                                     25,281             101,017
     Proceeds from other borrowings                                            260,863             274,058
     Payments on other borrowings                                             (169,027)           (227,809)
     Payments on subordinated debt                                              (6,248)                -
     Repurchases of common stock                                              (103,888)            (27,316)
     Payments of dividends on common stock                                     (26,371)            (15,994)
     Proceeds from issuance of common stock                                        -                29,266
     Other, net                                                                (10,717)              2,975
                                                                           -----------         -----------

        Net cash used by financing activities                                 (239,951)           (170,968)
                                                                           -----------         -----------

Net increase in cash and due from banks                                         60,413              14,942
Cash and due from banks at beginning of period                                 297,010             236,446
                                                                           -----------         -----------
Cash and due from banks at end of period                                   $   357,423         $   251,388
                                                                           -----------         -----------
                                                                           -----------         -----------

Supplemental disclosures of cash flow information:
     Cash paid for:
        Interest on deposits and borrowings                                $   157,967         $   118,605
                                                                           -----------         -----------
                                                                           -----------         -----------
        Income taxes                                                       $    58,993         $    45,386
                                                                           -----------         -----------
                                                                           -----------         -----------

See accompanying notes to consolidated financial statements. Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Loan to
                                                                     Unamor-             Executive  Accumulated
                                                                     tized               Deferred   Other
                                                         Additional  Deferred            Compen-    Compre-
                                Number of Common  Common Paid-in     Compen-   Retained  sation     hensive    Treasury
                                  Shares Issued   Stock  Capital     sation    Earnings  Plan       Income     Stock      Total
                                ----------------  ------ ---------- ---------  --------  ---------  ---------  ---------  --------
Balance, December 31, 1996            85,242,232   $852   $ 274,320  $ (7,693) $402,109   $(68)     $  2,376   $ (41,209) $ 630,687
Net income                                   -        -        -         -      145,061      -          -           -       145,061
Dividends on common stock                    -        -        -         -      (38,201)     -          -           -       (38,201)
Issuance of 1,400,000 shares of
   common stock from treasury, net           -        -       2,532      -         -         -          -         26,734     29,266
Issuance of 7,700,000 shares of
   common stock to effect purchase
   acquisition, of which
   1,194,268 were from treasury        6,505,732     65     162,937      -         -         -          -         22,805    185,807
Purchase of 1,295,800 shares to
   be held in treasury                       -        -        -         -         -         -          -        (27,316)   (27,316)
Issuance of 929,200 shares of
   restricted stock, of which
   869,200 shares were from
   treasury                               60,000      -      10,102   (25,270)     -         -          -         15,168        -
Grant of 23,984 shares of
   restricted stock to outside
   directors from treasury                   -        -         421      (840)     -         -          -            419        -
Cancellation of shares of
   restricted stock                       (2,000)     -         (58)       15      -         -          -           -           (43)
Issuance of 133,784 shares of
   treasury stock to employee
   benefit plans                             -        1         374      -         -         -          -          2,555      2,930
Repurchase and cancellation
   of shares                                 (86)     -          (2)     -         -         -          -           -            (2)
Amortization of deferred
   compensation                              -        -         -       8,331      -         -          -           -         8,331
Exercise of stock options, of
   which 44,600 shares were
   from treasury                         176,585      2       2,917      -         -         -          -            844      3,763
Issuance of common stock on
   conversion of convertible
   debentures                            839,066      8       7,141      -         -         -          -           -         7,149
Payments on Loan to Executive
   Deferred Compensation Plan                -        -         -        -         -        68          -           -            68
Change in unrealized gain (loss)
   on securities available for
   sale, net of tax and
   reclassification adjustment               -        -         -        -         -         -         6,180        -         6,180
                                      ----------   ----   ---------  --------  --------   -----     --------   ---------   --------
Balance, December 31, 1997            92,821,529    928     460,684   (25,457)  508,969      -         8,556        -       953,680
Net income                                   -        -         -        -       80,094      -          -           -        80,094
Dividends on common stock                    -        -         -        -      (26,371)     -          -           -       (26,371)
Purchase of 3,248,200 shares to
   be held in treasury                       -        -         -        -         -         -          -       (103,796)  (103,796)
Issuance of 48,200 shares of
   restricted stock, of which
   1,000 shares were from treasury        47,200      1       2,727    (2,760)     -         -          -             32        -
Cancellation of shares of
   restricted stock                      (10,200)     -        (199)      172      -         -          -           -           (27)
Grant of shares of restricted
   stock to outside directors                -        -         (13)     (219)     -         -          -           -          (232)
Amortization of deferred
   compensation                              -        -         -       2,709      -         -          -           -         2,709
Exercise of stock options, of which
   41,106 shares were from treasury       61,687      -         756      -         -         -          -          1,324      2,080
Change in unrealized gain (loss)
   on securities available for
   sale, net of tax and
   reclassification adjustment               -        -         -        -         -         -        (1,652)       -        (1,652)
                                      ----------   ----   ---------  --------  --------   -----    ---------   ---------  ---------
Balance, June 30, 1998                92,920,216   $929   $ 463,955  $(25,555) $562,692   $  -       $ 6,904   $(102,440) $ 906,485
                                      ----------   ----   ---------  --------  --------   -----    ---------   ---------  ---------
                                      ----------   ----   ---------  --------  --------   -----    ---------   ---------  ---------

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

The following table summarizes the components of comprehensive income for the periods noted:

                                                                           Three                                 Six
                                                                        Months Ended                         Months Ended
(In thousands)                                                             June 30,                            June 30,
                                                                    ---------------------------         ------------------------
                                                                        1998             1997              1998           1997
                                                                        ----             ----              ----           ----
Net income                                                           $40,200           $34,935           $80,094        $67,962

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising
     during the period on securities available
     for sale (net of tax expense (benefit) of
     ($104) and $5,352 for the three months ended
     June 30, 1998 and 1997, respectively, and
     ($174) and $1,157 for the six months ended
     June 30, 1998 and 1997, respectively)                              (159)            8,859              (267)         2,787

Reclassification adjustment for gains included
     in net income (net of tax expense of
     $706 and $161 for the three months ended
     June 30, 1998 and 1997, respectively, and
     $904 and $727 for the six months ended
     June 30, 1998 and 1997, respectively)                            (1,081)             (932)           (1,385)        (1,751)
                                                                     -------           -------           -------        -------

          Total other comprehensive income                            (1,240)            7,927            (1,652)         1,036
                                                                     -------           -------           -------        -------

Comprehensive income                                                 $38,960           $42,862           $78,442        $68,998
                                                                     -------           -------           -------        -------
                                                                     -------           -------           -------        -------

(3)  EARNINGS PER COMMON SHARE

     The weighted average number of common and common equivalent shares outstanding used to compute basic earnings per common share were 89,424,676 and 81,292,982 for the three months ended June 30, 1998 and 1997, respectively, and 90,169,352 and 81,035,771 for the six months ended June 30, 1998 and 1997, respectively. The weighted average number of common and common equivalent shares outstanding used to compute diluted earnings per common share were 90,271,584 and 83,111,710 for the three months ended June 30, 1998 and 1997, respectively, and 91,044,032 and 83,041,361 for the six months ended June 30, 1998 and 1997, respectively.

(4)  ACQUISITION

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

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

           Item 2. - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

TCF reported net income of $40.2 million and $80.1 million for the second quarter and first six months of 1998, respectively, up from $34.9 million and $68 million for the same 1997 periods. Basic earnings per common share were 45 cents and 89 cents for the second quarter and first six months of 1998, respectively, compared with 43 cents and 84 cents for the same 1997 periods. Diluted earnings per common share were 45 cents and 88 cents for the second quarter and first six months of 1998, respectively, compared with 42 cents and 82 cents for the same 1997 periods. Return on average assets was 1.69% and 1.67% for the second quarter and first six months of 1998, respectively, compared with 1.90% and 1.86% for the same 1997 periods. Return on average realized common equity was 17.52% and 17.29% for the second quarter and first six months of 1998, respectively, compared with 21.35% and 21.28% for the same 1997 periods. Diluted cash earnings per common share, which exclude amortization and reduction of goodwill and deposit base intangibles, were 48 cents and 97 cents for the second quarter and first six months of 1998, respectively, compared with 43 cents and 84 cents for the same 1997 periods. On the same basis, cash return on average assets was 1.84% and 1.85% for the second quarter and first six months of 1998, respectively, compared with 1.95% and 1.91% for the same 1997 periods, and cash return on average tangible equity was 23.73% and 23.81% for the second quarter and first six months of 1998, respectively, compared with 23.48% and 23.35% for the same periods in 1997. As TCF's September 4, 1997 acquisition of Standard Financial, Inc. ("Standard") was accounted for as a purchase transaction, TCF's results for periods prior to the acquisition have not been restated. Since Standard's performance ratios were lower than TCF's, the Company's performance ratios for 1998 were negatively impacted by the acquisition of Standard. The Company's performance ratios for 1998 will continue to be negatively impacted due to the inclusion of Standard for the entire year.

TCF has significantly expanded its retail banking franchise in recent periods and had 304 retail banking branches at June 30, 1998. Since April 1, 1995, TCF has opened 135 branches, of which 119 were supermarket branches. The cost of this expansion resulted in a $2.3 million after-tax reduction in earnings for the second quarter of 1998 and a $4.7 million after-tax reduction in earnings for the first half of 1998. TCF anticipates opening 19 branches in the remainder of 1998, and additional branches in subsequent years. See "Financial Condition - Forward Looking Information."

Net Interest Income

Net interest income for the second quarter of 1998 was $107.3 million, up 15.8% from $92.6 million for the second quarter of 1997. The net interest margin for the second quarter of 1998 was 4.94%, compared with 5.41% for the same 1997 period and 4.94% for the first quarter of 1998. Net interest income for the first six months of 1998 totaled $216.4 million, up 18.5% from $182.7 million for the same 1997 period. The net interest margin for the first six months of 1998 was 4.94%, compared with 5.36% for the same period in 1997. TCF's net interest income increased primarily due to the acquisition of Standard and the growth of lower interest-cost retail deposits. TCF's net interest margins for 1998 were negatively impacted due to the impact of Standard's lower net interest margin, and loan prepayments. Changes in net interest income are dependent upon the movement of interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Achieving net interest margin growth is dependent on TCF's ability to generate higher-yielding assets and lower-cost retail deposits. The current interest rate environment and the resulting increase in prepayment activity has made it more difficult for TCF to increase the balance of such higher-yielding assets. Competition for checking, savings and money market deposits, an important source of lower cost funds for TCF, has intensified among depository and other financial institutions. TCF may experience compression in its net interest margin if the rates paid on deposits increase. See "Market Risk - Interest-Rate Risk" and "Financial Condition - Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the second quarter and first six months of 1998 as compared to the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                            Three Months Ended                           Six Months Ended
                                                 June 30, 1998                              June 30, 1998
                                           Versus Same Period in 1997                 Versus Same Period in 1997
                                      -------------------------------------      -------------------------------------
                                           Increase (Decrease) Due to                  Increase (Decrease) Due to
                                      -------------------------------------      -------------------------------------
(In thousands)                         Volume        Rate          Total           Volume         Rate          Total
                                       ------        ----          -----           ------         ----          -----
Securities available for sale         $   (275)      $  (620)      $   (895)      $  3,105       $(1,219)      $  1,886
                                      --------       -------       --------       --------       -------       --------
Loans held for sale                         27          (134)          (107)           331          (270)            61
                                      --------       -------       --------       --------       -------       --------
Loans and leases:
   Residential real estate              27,122        (3,448)        23,674         53,645        (5,729)        47,916
   Commercial real estate                   74          (250)          (176)          (155)         (218)          (373)
   Commercial business                   1,521          (180)         1,341          2,861          (345)         2,516
   Consumer                              2,990        (2,193)           797          8,522        (3,695)         4,827
   Lease financing                       1,828         1,471          3,299          3,609         4,006          7,615
                                      --------       -------       --------       --------       -------       --------
       Total loans and leases           33,535        (4,600)        28,935         68,482        (5,981)        62,501
                                      --------       -------       --------       --------       -------       --------
Investments:
   Interest-bearing deposits
       with banks                         (153)          (10)          (163)          (306)           14           (292)
   Federal funds sold                    1,167           -            1,167          2,021             2          2,023
   U.S. Government and other
       marketable securities
       held to maturity                      3             3              6              5             8             13
   FHLB stock                              574           (11)           563          1,102           (36)         1,066
   FRB stock                               -             155            155            501            (2)           499
                                      --------       -------       --------       --------       -------       --------
       Total investments                 1,591           137          1,728          3,323           (14)         3,309
                                      --------       -------       --------       --------       -------       --------
          Total interest income         34,878        (5,217)        29,661         75,241        (7,484)        67,757
                                      --------       -------       --------       --------       -------       --------
Deposits:
   Checking                                373           (70)           303            742          (134)           608
   Passbook and statement                1,500          (323)         1,177          2,867          (426)         2,441
   Money market                            409          (197)           212            819          (364)           455
   Certificates                         10,602        (1,396)         9,206         24,404        (2,796)        21,608
                                      --------       -------       --------       --------       -------       --------
       Total deposits                   12,884        (1,986)        10,898         28,832        (3,720)        25,112
                                      --------       -------       --------       --------       -------       --------
Borrowings:
   Securities sold under
       repurchase agreements and
       federal funds purchased          (4,596)          211         (4,385)        (9,847)          579         (9,268)
   FHLB advances                         9,639            45          9,684         18,870           191         19,061
   Discounted lease rentals               (343)          (45)          (388)           534          (212)           322
   Subordinated debt                      (254)          162            (92)          (431)          593            162
   Other borrowings                       (960)          244           (716)        (1,830)          477         (1,353)
                                      --------       -------       --------       --------       -------       --------
       Total borrowings                  3,486           617          4,103          7,296         1,628          8,924
                                      --------       -------       --------       --------       -------       --------
          Total interest expense        16,370        (1,369)        15,001         36,128        (2,092)        34,036
                                      --------       -------       --------       --------       -------       --------
Net interest income                   $ 18,508       $(3,848)      $ 14,660       $ 39,113       $(5,392)      $ 33,721
                                      --------       -------       --------       --------       -------       --------
                                      --------       -------       --------       --------       -------       --------

PROVISIONS FOR CREDIT LOSSES

TCF provided $2.9 million for credit losses in the second quarter of 1998, compared with $4.1 million for the same prior-year period. In the first six months of 1998, TCF provided $8.8 million of credit losses, compared with $5.6 million for the same 1997 period. At June 30, 1998, the allowance for loan and lease losses and industrial revenue bond reserves totaled $81.4 million, compared with $84 million at year-end 1997. See "Financial Condition - Allowance for Loan and Lease Losses and Industrial Revenue Bond Reserves."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. Excluding gains on sales of branches, non-interest income increased $15.2 million, or 30.3%, to $65.3 million for the second quarter of 1998, from $50.1 million for the 1997 second quarter. For the first six months of 1998, non-interest income, excluding gains on sales of branches and a 1998 gain on sale of joint venture interest, totaled $123.6 million, compared with $96.9 million for the same period in 1997. The increases were primarily due to increased deposit, ATM and title insurance revenues, and reflects TCF's expanded retail banking activities.

Fee and service charge revenues totaled $31.5 million and $58.4 million for the second quarter and first six months of 1998, respectively, representing increases of 27.2% and 22.8% from $24.8 million and $47.6 million for the same 1997 periods. These increases are primarily due to expanded retail banking activities.

ATM network revenues totaled $12.6 million and $22.7 million for the second quarter and first six months of 1998, respectively, representing increases of 74% and 67.1% from $7.3 million and $13.6 million for the same 1997 periods. These increases reflect TCF's effort to provide banking services through its ATM network. TCF expanded its network of ATMs to 1,409 at June 30, 1998, an increase of 49 ATMs from March 31, 1998 and an increase of 253 ATMs from December 31, 1997. On January 30, 1998, TCF acquired 178 ATMs in connection with its acquisition of 76 branches in Jewel-Osco stores. See Note 4 of Notes to Consolidated Financial Statements. The Company anticipates installing additional ATMs during the remainder of 1998.

Leasing revenues totaled $6.6 million and $14.3 million for the second quarter and first six months of 1998, respectively, representing decreases of $1.4 million and $91,000 from $8 million and $14.4 million for the same 1997 periods. Leasing revenues can fluctuate as a result of changes in the mix of leases classified as sales-type, direct financing or operating leases in accordance with generally accepted accounting principles. In addition, leasing revenues may be negatively impacted by a decline in economic activity and a resulting decrease in demand for leased equipment.

Title insurance revenues totaled $5 million and $9.5 million for the second quarter and first six months of 1998, respectively, representing increases of 52.9% and 58.4% from $3.3 million and $6 million for the same 1997 periods. Title insurance revenues are cyclical in nature and are largely dependent on industry levels of residential real estate loan originations and refinancings.

Gains on sales of loans held for sale totaled $1.2 million and $3.4 million for the second quarter and first six months of 1998, respectively, representing increases of $679,000 and $2 million from the amounts recognized during the same periods in 1997. Gains on sales of securities available for sale totaled $1.8 million and $2.3 million for the second quarter and first six months of 1998, respectively, compared with $1.1 million and $2.5 million for the comparable 1997 periods. Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

During the second quarter of 1998, TCF recognized a $4.3 million gain on the sale of four branches, compared with a $2.8 million gain on the sale of two branches during the same 1997 period. Results for the first six months of 1998 also include first quarter gains of $5.6 million on the sale of TCF's joint venture interest in Burnet Home Loans and $2 million on the sales of two branches.

Results for the first six months of 1997 included a pretax gain of $1.6 million on the sale of $144.7 million of third-party loan servicing rights. TCF periodically sells and purchases loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $4.1 billion at June 30, 1998, compared with $4.4 billion at December 31, 1997.

TCF's non-interest income in future periods may be negatively impacted by pending legislative proposals, which, if enacted, could limit loan, deposit or other fees and service charges. See "Financial Condition - Loans Held for Sale" and "Financial Condition - Forward Looking Information."

NON-INTEREST EXPENSE

Non-interest expense totaled $105.7 million for the second quarter of 1998, up 25.6% from $84.1 million for the same 1997 period. For the first six months of 1998, non-interest expense totaled $207.1 million, up 25.3% from $165.3 million for the same 1997 period. Compensation and employee benefits expense totaled $55.2 million and $107.9 million for the 1998 second quarter and first six months, respectively, compared with $42.9 million and $84.3 million for the comparable periods in 1997. Occupancy and equipment expenses totaled $17.6 million and $34.9 million for the second quarter and first six months of 1998, respectively, compared with $13.9 million and $27.7 million for the same 1997 periods. The increased expenses in 1998 were primarily due to the costs associated with expanded retail banking activities, including the acquisition of Standard and the opening of 82 branches in Jewel-Osco stores.

Amortization of goodwill and other intangibles totaled $2.8 million and $5.7 million for the second quarter and first six months of 1998, respectively, compared with $1.2 million and $2.4 million for the same 1997 periods. The increases are primarily due to the amortization of goodwill and deposit base intangibles resulting from the acquisition of Standard. Reductions of goodwill associated with branch sales, which are reported as a component of gains on sales of branches, totaled $974,000 and $3.3 million for the second quarter and first six months of 1998, respectively.

TCF, like most owners of computer software, is required to ascertain that its computer systems will function properly in the year 2000. TCF has established a year 2000 task force and has evaluated its data processing and other systems to determine whether they are year 2000 compliant. Remediation of software applications is moving forward as scheduled, and TCF expects substantially all remediation work to be complete by the end of 1998, leaving 1999 for testing. Many of TCF's data processing applications are supplied by third-party software vendors. TCF is also evaluating whether such vendor supplied applications are or will be year 2000 compliant. TCF estimates the total additional costs to be incurred prior to 2000 to range from approximately $5 million to $6 million. In addition, a significant amount of existing internal resources will be allocated to this project. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. See "Financial Condition - Forward-Looking Information."

INCOME TAXES

TCF recorded income tax expense of $28.1 million and $56 million for the second quarter and first six months of 1998, or 41.2% of income before income tax expense, respectively, compared with $22.4 million and $43.6 million, or 39.1%, for the comparable 1997 periods. The higher tax rates in 1998 reflect the impact of relatively higher non-deductible expenses, including goodwill amortization resulting from the acquisition of Standard, and higher state taxes due to business expansion.

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

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and a general rise in interest rates. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. TCF's one-year interest-rate gap was a positive $4.9 million, or .1% of total assets, at June 30, 1998, compared with a negative $184.7 million, or (2)% of total assets, at December 31, 1997.

FINANCIAL CONDITION

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as accumulated other comprehensive income, which is a separate component of stockholders' equity. Securities available for sale decreased $303.6 million from year-end 1997 to $1.1 billion at June 30, 1998. The decrease reflects sales of $146.9 million of securities available for sale and payment and prepayment activity, partially offset by purchases of $45.7 million. At June 30, 1998, TCF's securities available-for-sale portfolio included $747.4 million and $375.1 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:

                                                            At June 30, 1998                      At December 31, 1997
                                                      -----------------------------          ----------------------------
                                                        Amortized           Fair               Amortized            Fair
(In thousands)                                            Cost              Value                Cost               Value
                                                       ----------        ----------           ----------         --------
Mortgage-backed securities:
  FHLMC                                                $  542,452        $  550,140           $  701,195         $  710,799
  FNMA                                                    394,756           398,086              466,820            469,900
  GNMA                                                     38,674            39,526               43,079             43,993
  Private issuer                                          134,190           133,742              199,738            200,325
  Collateralized mortgage
    obligations                                               996               996                1,147              1,114
                                                       ----------        ----------           ----------         ----------
                                                       $1,111,068        $1,122,490           $1,411,979         $1,426,131
                                                       ----------        ----------           ----------         ----------
                                                       ----------        ----------           ----------         ----------

LOANS HELD FOR SALE

Education and residential real estate loans held for sale are carried at the lower of cost or market. Education loans held for sale increased $8.3 million and residential real estate loans held for sale decreased $55.7 million from year-end 1997, respectively, and totaled $143.6 million and $53.6 million at June 30, 1998.

TCF originated $95.4 million in education loans for the year ended December 31, 1997 and $51.2 million for the first six months of 1998. TCF's education lending activity will be adversely affected in the event legislation is not enacted to limit the impact of existing legislation originally scheduled to take effect July 1, 1998, but delayed until October 1, 1998 by enactment of federal legislation, which would significantly reduce the yield on loans made under the Federal Family Education Loan Program. The ultimate disposition of these legislative initiatives and its impact on TCF's education lending activities is uncertain at this time.

LOANS AND LEASES

The following table sets forth information about loans and leases held in TCF's portfolio, excluding loans held for sale:

                                                             At                               At
                                                          June 30,                       December 31,
(In thousands)                                              1998                             1997
                                                        ------------                      ----------
Residential real estate                                   $3,672,966                      $3,619,527
Unearned premiums and deferred loan fees                       5,466                           4,318
                                                          ----------                      ----------
                                                           3,678,432                       3,623,845
                                                          ----------                      ----------

Commercial real estate:
       Apartments                                            275,191                         294,231
       Other permanent                                       477,427                         481,759
       Construction and development                           88,464                          86,174
       Unearned discounts and deferred loan fees              (1,931)                         (2,248)
                                                          ----------                      ----------
                                                             839,151                         859,916
                                                          ----------                      ----------
         Total real estate                                 4,517,583                       4,483,761
                                                          ----------                      ----------

Commercial business                                          282,014                         239,728
Deferred loan costs                                              519                             479
                                                          ----------                      ----------
                                                             282,533                         240,207
                                                          ----------                      ----------
Consumer:
       Home equity                                         1,517,813                       1,519,644
       Automobile                                            399,498                         444,903
       Loans secured by deposits                               8,825                          10,112
       Other secured                                          19,936                          19,955
       Unsecured                                              35,374                          44,607
       Unearned discounts and deferred loan fees             (57,555)                        (62,522)
                                                          ----------                      ----------
                                                           1,923,891                       1,976,699
                                                          ----------                      ----------
Lease financing:
       Direct financing leases                               357,536                         344,889
       Sales-type leases                                      38,283                          40,592
       Lease residuals                                        29,297                          28,789
       Unearned income and deferred lease costs              (45,437)                        (45,749)
                                                          ----------                      ----------
                                                             379,679                         368,521
                                                          ----------                      ----------
                                                          $7,103,686                      $7,069,188
                                                          ----------                      ----------
                                                          ----------                      ----------

Loans and leases increased $34.5 million from year-end 1997 to $7.1 billion at June 30, 1998, primarily reflecting increases of $54.6 million and $42.3 million in residential real estate and commercial business loans, respectively, partially offset by a decrease of $52.8 million in consumer loans. TCF's growth in its loan and lease portfolios has been negatively impacted by growth in prepayment activity due to lower long-term interest rates. Unearned discounts and deferred fees totaled $98.9 million at June 30, 1998 and $105.7 million at December 31, 1997.

Consumer loans, comprised of bank originated and consumer finance originated loans, decreased $52.8 million from year-end 1997 to $1.9 billion at June 30, 1998, reflecting decreases of $45.4 million and $9.2 million in automobile loans and unsecured loans, respectively. TCF continues its emphasis on expanding its home equity portfolio.

TCF had 57 consumer finance offices in 16 states as of June 30, 1998. TCF's consumer finance loan portfolio totaled $501.5 million at June 30, 1998, compared with $521.5 million at December 31, 1997. The Company is seeking to increase outstanding consumer finance loan portfolio balances and improve the profitability of its consumer finance subsidiaries. See "Forward-Looking Information."

The consumer finance subsidiaries primarily originate home equity loans and purchase automobile loans. The average individual balance of consumer finance automobile loans and home equity loans were $8,000 and $33,000, respectively, at June 30, 1998. At June 30, 1998 and December 31, 1997, automobile loans comprised $271.7 million, or 54.2%, and $292.6 million, or 56.1%, respectively, of total consumer finance loans. At June 30, 1998 and December 31, 1997, home equity loans comprised $220.2 million, or 43.9%, and $218.8 million, or 42%, respectively, of total consumer finance loans. TCF's consumer finance subsidiaries are seeking to increase the percentage of home equity loans to total consumer finance loans over time. Home equity loans originated by the Company's consumer finance subsidiaries are generally closed-end.

Through their purchases of automobile loans, TCF's consumer finance subsidiaries provide indirect financing. Included in the consumer finance loans at June 30, 1998 are $215.8 million of sub-prime automobile loans which carry a higher level of credit risk and higher interest rates. The term sub-prime refers to the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate. There can be no assurances that the Company's sub-prime lending criteria are the same as those utilized by other lenders. Loans classified as sub-prime are generally made to borrowers who are unable to obtain credit from traditional sources because of significant past credit problems or limited credit histories.

TCF's bank and consumer finance subsidiaries have also initiated the origination of home equity loans with loan-to-value ratios in excess of 80%, and on a limited basis up to 100%, that carry no private mortgage insurance. These loans carry a higher level of credit risk and are made at higher interest rates.

Commercial real estate loans decreased $20.8 million from year-end 1997 to $839.2 million at June 30, 1998. Commercial business loans increased $42.3 million in the first six months of 1998 to $282.5 million at June 30, 1998.

At June 30, 1998, there were no commercial real estate loans with terms that have been modified in troubled debt restructurings included in performing loans, compared with $1.3 million at December 31, 1997.

At June 30, 1998, the recorded investment in loans that are considered to be impaired was $8.5 million for which the related allowance for credit losses was $2.7 million. All of the impaired loans were on non-accrual status. The average recorded investment in impaired loans during the three and six months ended June 30, 1998 was $8.6 million and $8.7 million, respectively.

Lease financings increased $11.2 million from year-end 1997 to $379.7 million at June 30, 1998, reflecting a $12.6 million increase in direct financing leases. TCF is seeking to expand its leasing activity to achieve growth over time. TCF internally funds certain Value Added Leases, which typically range from $250,000 to $20 million, and consequently retains the credit risk on such leases. TCF also internally funds Small Ticket Leases, which typically are less than $250,000, and which generally carry a higher level of credit risk and higher implicit interest rates. TCF has in place experienced personnel and acceptable standards for maintaining the credit quality of its lease portfolio, but no assurance can be given as to the level of future delinquencies and lease charge-offs.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND INDUSTRIAL REVENUE BOND RESERVES

A summary of the activity of the allowance for loan and lease losses and industrial revenue bond reserves, and selected statistics follows:

                                                     Three Months Ended                           Six Months Ended
(Dollars in thousands)                                 June 30, 1998                                June 30, 1998
                                             -------------------------------------    -----------------------------------------
                                                               Industrial                               Industrial
Allowance for Loan and Lease                   Allowance for    Revenue                 Allowance for    Revenue
  Losses and Industrial Revenue                  Loan and        Bond                     Loan and         Bond
  Bond Reserves:                               Lease Losses    Reserves     Total        Lease Losses    Reserves       Total
                                              -------------   ----------    -----       -------------   ----------      -----

Balance at beginning of period                   $82,511        $1,410      $83,921         $82,583         $1,460      $84,043
  Provision for credit losses                      2,991          (109)       2,882           8,975           (159)       8,816
  Charge-offs                                     (7,173)          -         (7,173)        (14,793)           -        (14,793)
  Recoveries                                       1,809           -          1,809           3,373            -          3,373
                                                 -------        ------      -------         -------         ------      -------
     Net charge-offs                              (5,364)          -         (5,364)        (11,420)           -        (11,420)
                                                 -------        ------      -------         -------         ------      -------
Balance at end of period                         $80,138        $1,301      $81,439         $80,138         $1,301      $81,439
                                                 -------        ------      -------         -------         ------      -------
                                                 -------        ------      -------         -------         ------      -------

Ratio of annualized net loan and lease
  charge-offs to average loans and leases
  outstanding, excluding loans held
  for sale                                           .30%                                      .32%

Allowance for loan and lease losses as
  a percentage of total loan and lease
  balances, excluding loans held for sale           1.13%                                     1.13%

                                                      Three Months Ended                           Six Months Ended
(Dollars in thousands)                                  June 30, 1997                               June 30, 1997
                                              -----------------------------------      ----------------------------------------
                                                               Industrial                               Industrial
Allowance for Loan and Lease                  Allowance for     Revenue                 Allowance for     Revenue
  Losses and Industrial Revenue                Loan and          Bond                     Loan and         Bond
  Bond Reserves:                              Lease Losses      Reserves    Total       Lease Losses      Reserves       Total
                                              ------------     ----------   -----       -------------    ----------      -----
Balance at beginning of period                   $72,873        $1,610      $74,483         $71,865          $1,660     $73,525
  Acquired balance                                   -             -            -             1,653              -        1,653
  Provision for credit losses                      4,147           (50)       4,097           5,695            (100)      5,595
  Charge-offs                                     (6,626)          -         (6,626)        (11,946)            -       (11,946)
  Recoveries                                       2,072           -          2,072           5,199             -         5,199
                                                 -------        ------      -------         -------          ------     -------
     Net charge-offs                              (4,554)          -         (4,554)         (6,747)            -        (6,747)
                                                 -------        ------      -------         -------          ------     -------
Balance at end of period                         $72,466        $1,560      $74,026         $72,466          $1,560     $74,026
                                                 -------        ------      -------         -------          ------     -------
                                                 -------        ------      -------         -------          ------     -------
Ratio of annualized net loan and lease
  charge-offs to average loans and leases
  outstanding, excluding loans held
  for sale                                           .34%                                       .25%

Allowance for loan and lease losses as
  a percentage of total loan and lease
  balances, excluding loans held for sale           1.35%                                     1.35%

TCF has experienced an increase in the level of net loan charge-offs related to its consumer finance portfolio. As a result, net loan charge-offs as a percentage of average loans outstanding for TCF's consumer finance portfolio were 3.61% and 3.73% for the second quarter and six months ended June 30, 1998, respectively, compared with 3.07% and 2.95% for the same periods of 1997 and 3.85% for the three months ended March 31, 1998. In addition, the net loan charge-offs as a percentage of average loans outstanding for TCF's indirect consumer finance portfolio were 4.40% and 5.04% for the second quarter and six months ended June 30, 1998, compared with 4.34% for the same periods in 1997 and 5.66% for the three months ended March 31, 1998.

Management believes the allowance for loan and lease losses and industrial revenue bond reserves are adequate. The unallocated portion of TCF's allowance for loan and lease losses totaled $26.1 million at June 30, 1998, compared with $29.4 million at December 31, 1997.

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and leases and other real estate owned) totaled $51.6 million at June 30, 1998, down $7.2 million from the December 31, 1997 total of $58.7 million. Approximately 73% of non-performing assets at June 30, 1998 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest unless such loans and leases are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:

                                                                  At                  At
                                                               June 30,           December 31,
(Dollars in thousands)                                            1998               1997
                                                                ---------           --------
Non-accrual loans and leases (1):
        Consumer:
               Bank lending                                       $ 4,195            $ 3,495
               Consumer finance lending                            14,051             17,542
                                                                  -------            -------
                                                                   18,246             21,037
        Residential real estate                                     8,840              8,451
        Commercial real estate                                      5,380              3,818
        Commercial business                                         3,089              3,370
        Lease financing                                               156                117
                                                                  -------            -------
                                                                   35,711             36,793
Other real estate owned and other assets (2)                       15,856             21,953
                                                                  -------            -------
        Total non-performing assets                               $51,567            $58,746
                                                                  -------            -------
                                                                  -------            -------

Non-performing assets as a percentage
        of net loans and leases                                       .73%               .84%
Non-performing assets as a percentage
        of total assets                                               .55                .60

(1) Included in total loans and leases in the Consolidated Statements of Financial Condition.
(2) Includes residential real estate of $12 million and $11.2 million, commercial real estate of $1.7 million and $6.7 million and automobiles of $1.9 million and $2.6 million at June 30, 1998 and December 31, 1997, respectively.

TCF had no accruing loans and leases 90 days or more past due at June 30, 1998. The over 30-day delinquency rate on TCF's loans and leases (excluding loans held for sale and non-accrual loans and leases) was .76% of gross loans and leases outstanding at June 30, 1998, compared with .72% at year-end 1997. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

                                                              At June 30, 1998                       At December 31, 1997
                                                        ------------------------------        -------------------------------
                                                        Principal        Percentage of        Principal         Percentage of
(Dollars in thousands)                                  Balances           Portfolio           Balances           Portfolio
                                                        ---------        --------------       ----------        -------------
Consumer:
   Bank lending                                          $ 6,671               .47%            $ 9,646                .66%
   Consumer finance lending                               30,319              5.62              28,964               5.13
                                                         -------                               -------
                                                          36,990              1.88              38,610               1.91
Residential real estate                                   13,452               .37              10,567                .29
Commercial real estate                                     3,053               .37               1,173                .14
Commercial business                                          238               .09                 396                .17
Lease financing                                              464               .11                 886                .21
                                                         -------                               -------
                                                         $54,197               .76             $51,632                .72
                                                         -------                               -------
                                                         -------                               -------

TCF's over 30-day delinquency rate on gross consumer loans was 1.88% at June 30, 1998, down from 1.91% at year-end 1997. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially consumer finance loans. TCF's over 60-day delinquency rate on gross consumer finance loans was 1.23% at June 30, 1998, compared with 1.25% at December 31, 1997. TCF's over 60-day delinquency rate on gross automobile and home equity consumer finance loans was 1.35% and 1.04% at June 30, 1998, compared with 1.65% and .6%, respectively, at December 31, 1997. Consumer finance lending is generally considered to involve a higher level of credit risk. TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality, but no assurance can be given as to the level of future delinquencies and loan charge-offs.

In addition to the non-accrual loans and leases, there were commercial real estate and commercial business loans with an aggregate principal balance of $13.6 million outstanding at June 30, 1998 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $23.6 million of such loans at December 31, 1997. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

DEPOSITS

Deposits totaled $6.7 billion at June 30, 1998, down $166 million from December 31, 1997. The decrease reflects a $432.2 million decrease in higher-rate certificates, and includes the effects of the previously described branch sales. Lower interest-cost checking, savings and money market deposits totaled $3.6 billion, up $266.2 million from year-end 1997, and comprised 52.9% of total deposits at June 30, 1998. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The Company's weighted-average rate for deposits, including non-interest bearing deposits, decreased to 3.15% at June 30, 1998, from 3.42% at December 31, 1997. This decrease reflects a lower proportion of higher-rate certificates at June 30, 1998 than at December 31, 1997, primarily as a result of the run-off of certificates acquired from Standard.

BORROWINGS

Borrowings totaled $1.6 billion as of June 30, 1998, down $109.9 million from year-end 1997. The decrease was primarily due to decreases of $132.5 million in FHLB advances, $34.2 million in securities sold under repurchase agreements and $28.6 million in discounted lease rentals, partially offset by increases of $51.1 million in TCF's bank line of credit and $41.1 million in treasury, tax and loan notes. The weighted-average rate on borrowings decreased to 6.29% at June 30, 1998, from 6.43% at December 31, 1997. At June 30, 1998, borrowings with a maturity of one year or less totaled $625.9 million.

STOCKHOLDERS' EQUITY

Stockholders' equity at June 30, 1998 was $906.5 million, or 9.7% of total assets, down from $953.7 million, or 9.8% of total assets, at December 31, 1997. The decrease in stockholders' equity is primarily due to the repurchase of 3,248,200 shares of TCF's common stock at a cost of $103.8 million and the payment of $26.4 million in common stock dividends, partially offset by net income of $80.1 million for the first six months of 1998.

On January 19, 1998, TCF's Board of Directors (the "Board") authorized the repurchase of up to 5% of TCF's common stock, or approximately 4.6 million shares. On June 22, 1998, the Board authorized another repurchase of up to 5% of TCF's common stock, or approximately 4.5 million shares. TCF has 1,396,353 shares remaining unpurchased from its 5% stock repurchase program, authorized by the Board in January 1998, which the Company expects to repurchase before initiating the new program. The repurchased shares will become treasury shares.

On April 29, 1998, TCF's shareholders approved an increase in the number of authorized shares of TCF common stock from 140,000,000 to 280,000,000.

On July 16, 1998, TCF announced a quarterly dividend of 16.25 cents per common share, payable on August 31, 1998 to shareholders of record as of August 7, 1998.

At June 30, 1998, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the Federal Reserve Board and the Federal Deposit Insurance Corporation Improvement Act of 1991.

RECENT ACCOUNTING DEVELOPMENTS

At its May 21, 1998 meeting, the Emerging Issues Task Force ("EITF") reached a consensus that for deferred compensation arrangements in which amounts earned by an employee are invested in the employer's stock and placed in a rabbi trust, the accounts of the rabbi trust should be consolidated with the accounts of the employer. With regard to any assets held by the rabbi trust, the EITF reached a consensus that employer stock should be classified and accounted for in equity in a manner similar to the way in which treasury stock is accounted for (that is, changes in fair value are not recognized). Any other assets held by the rabbi trust should be accounted for in accordance with generally accepted accounting principles for the particular asset. The EITF reached a consensus on transition issues at its July 23, 1998 meeting. TCF is in the process of evaluating the consensus, studying its plan designs and considering possible changes to its plans to minimize the impact of the consensus. At this time, it is too early to determine what impact this consensus will have on TCF.

FORWARD-LOOKING INFORMATION

There are a number of important factors which could cause TCF's future results to differ materially from historical performance. These include but are not limited to possible legislative changes; adverse economic developments which may increase default and delinquency risks in TCF's loan and lease portfolios; shifts in interest rates which may result in shrinking interest margins; deposit outflows; interest rates on competing investments; demand for financial services and loan and lease products; increases in competition in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in the quality or composition of TCF's loan, lease and investment portfolios; results of litigation or other significant uncertainties. TCF's year 2000 compliance initiatives are subject to certain uncertainties which may delay or increase the cost of achieving compliance. To some extent, TCF's operations will be dependent on the year 2000 compliance achieved by outside vendors, borrowers and government agencies or instrumentalities such as the Federal Reserve System, and also on the cooperation of such parties in testing the effectiveness of compliance initiatives. TCF's acquisitions of Standard and the Jewel-Osco branches (and its commitment to construct additional Jewel-Osco branches in future periods) are subject to additional uncertainties, including the possible failure to fully realize anticipated benefits from the transactions. Significant uncertainties in such transactions include lower than expected income or revenue or higher than expected operating costs; greater than expected costs or difficulties related to the integration and retention of employees of the acquired business operations; and other unanticipated occurrences which may increase the costs related to the transactions or decrease the expected financial benefits of the transactions.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                            Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                At             At             At           At           At            At
(Dollars in thousands                         June 30,      March 31,      Dec. 31,     Sept. 30,     June 30,      March 31,
 except per-share data)                        1998           1998           1997         1997          1997          1997
----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                   $9,393,060     $9,664,849     $9,744,660     $9,796,154    $7,403,760    $7,317,584
Investments (1)                                   122,888        246,364        129,612        130,261        82,098        60,458
Securities available for sale                   1,122,490      1,306,853      1,426,131      1,628,126     1,181,126     1,242,457
Loans and leases                                7,103,686      7,036,646      7,069,188      7,052,032     5,382,356     5,354,941
Deposits                                        6,741,288      6,925,024      6,907,310      6,976,687     5,243,574     5,291,894
Borrowings                                      1,617,240      1,631,021      1,727,152      1,754,445     1,349,369     1,273,411
Stockholders' equity                              906,485        948,070        953,680        919,952       701,063       626,716
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                  June 30,       March 31,      Dec. 31,      Sept. 30,    June 30,     March 31,
                                                    1998           1998          1997         1997            1997          1997
----------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                                  $186,903       $191,476       $198,739       $173,253      $157,242      $153,380
Interest expense                                   79,606         82,324         87,725         73,399        64,605        63,289
                                                 --------       --------       --------       --------      --------      --------
   Net interest income                            107,297        109,152        111,014         99,854        92,637        90,091
Provision for credit losses                         2,882          5,934          5,859          6,341         4,097         1,498
                                                 --------       --------       --------       --------      --------      --------
   Net interest income after provision for
     credit losses                                104,415        103,218        105,155         93,513        88,540        88,593
                                                 --------       --------       --------       --------      --------      --------
Non-interest income:
   Gain on sale of loans                              -              -              145            -             -             -
   Gain on sale of loan servicing                     -              -              -              -             -           1,622
   Gain on sale of securities available for sale    1,787            502          3,179          2,852         1,093         1,385
   Gain on sale of joint venture interest             -            5,580            -              -             -             -
   Gain on sale of branches                         4,260          2,048            742         10,635         2,810           -
   Other non-interest income                       63,531         57,810         55,489         53,917        49,051        43,748
                                                 --------       --------       --------       --------      --------      --------
       Total non-interest income                   69,578         65,940         59,555         67,404        52,954        46,755
                                                 --------       --------       --------       --------      --------      --------
Non-interest expense:
   Amortization of goodwill and other
     intangibles                                    2,826          2,916          2,844         10,559         1,161         1,193
   Other non-interest expense                     102,857         98,453         95,082         87,794        82,982        79,947
                                                 --------       --------       --------       --------      --------      --------
       Total non-interest expense                 105,683        101,369         97,926         98,353        84,143        81,140
                                                 --------       --------       --------       --------      --------      --------
   Income before income tax expense                68,310         67,789         66,784         62,564        57,351        54,208
Income tax expense                                 28,110         27,895         26,895         25,354        22,416        21,181
                                                 --------       --------       --------       --------      --------      --------
   Net income                                    $ 40,200       $ 39,894       $ 39,889       $ 37,210      $ 34,935      $ 33,027
                                                 --------       --------       --------       --------      --------      --------
                                                 --------       --------       --------       --------      --------      --------

Per common share:
       Basic earnings                            $    .45       $    .44       $    .44       $    .44      $    .43      $    .41
                                                 --------       --------       --------       --------      --------      --------
                                                 --------       --------       --------       --------      --------      --------
       Diluted earnings                          $    .45       $    .43       $    .43       $    .43      $    .42      $    .40
                                                 --------       --------       --------       --------      --------      --------
                                                 --------       --------       --------       --------      --------      --------
       Diluted cash earnings (3)                 $    .48       $    .49       $    .46       $    .51      $    .43      $    .41
                                                 --------       --------       --------       --------      --------      --------
                                                 --------       --------       --------       --------      --------      --------
       Dividends declared                        $  .1625       $   .125       $   .125       $   .125      $   .125      $ .09375
                                                 --------       --------       --------       --------      --------      --------
                                                 --------       --------       --------       --------      --------      --------

FINANCIAL RATIOS:
Return on average assets (2)                         1.69%          1.66%          1.63%          1.80%         1.90%         1.82%
Cash return on average assets (2)(3)                 1.84           1.86           1.73           2.13          1.95          1.87
Return on average realized common equity (2)        17.52          16.99          17.28          19.37         21.35         21.26
Return on average common equity (2)                 17.37          16.83          17.10          19.20         21.37         21.26
Cash return on average tangible equity (2)(3)       23.73          23.78          23.09          25.94         23.48         23.35
Average total equity to average assets               9.75           9.83           9.53           9.38          8.91          8.56
Net interest margin (2)(4)                           4.94           4.94           4.93           5.24          5.41          5.31

(1) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity, FRB stock and FHLB stock.
(2)  Annualized.
(3) Excludes amortization and reduction of goodwill and deposit base intangibles.
(4)  Net interest income divided by average interest-earning assets.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Supplementary Information (Continued)

           Consolidated Average Balance Sheets, Interest and Dividends
              Earned or Paid, and Related Interest Yields and Rates

                                                Six Months Ended June 30,
                                            --------------------------------------------------------------------------------------
                                                            1998                                               1997
                                           -----------------------------------------     -----------------------------------------
                                                                         Interest                                        Interest
                                            Average                     Yields and          Average                     Yields and
(Dollars in thousands)                      Balance      Interest(1)    Rates (2)           Balance         Interest(1)  Rates (2)
                                            -------      -----------    ----------          -------         -----------  --------
Assets:
Securities available
   for sale (3)                            $1,290,096       $ 45,093       6.99%            $1,202,582        $ 43,207       7.19%
                                           ----------       --------                        ----------        --------

Loans held for sale                           204,923          7,253       7.08                195,729           7,192       7.35
                                           ----------       --------                        ----------        --------

Loans and leases:
   Residential real
      estate                                3,655,605        135,007       7.39              2,210,259          87,091       7.88
   Commercial real estate                     845,198         37,773       8.94                848,535          38,146       8.99
   Commercial business                        257,207         10,948       8.51                190,325           8,432       8.86
   Consumer                                 1,945,361        111,943      11.51              1,782,502         107,116      12.02
   Lease financings                           374,245         24,504      13.10                313,477          16,889      10.78
                                           ----------       --------                        ----------        --------
          Total loans and
             leases (4)                     7,077,616        320,175       9.05              5,345,098         257,674       9.64
                                           ----------       --------                        ----------        --------

Investments:
   Interest-bearing
      deposits with banks                       3,179             90       5.66                 14,011             382       5.45
   Federal funds sold                          75,332          2,075       5.51                  1,959              52       5.31
   U.S. Government and
      other marketable
      securities held
      to maturity                               4,116            115       5.59                  3,925             102       5.20
   FHLB stock                                  81,989          2,889       7.05                 50,693           1,823       7.19
   FRB stock                                   23,069            689       5.97                  6,307             190       6.03
                                           ----------       --------                        ----------        --------
      Total investments                       187,685          5,858       6.24                 76,895           2,549       6.63
                                           ----------       --------                        ----------        --------
          Total interest-
             earning assets                 8,760,320        378,379       8.64              6,820,304         310,622       9.11
                                                            --------      -----                               --------      -----
   Other assets (5)                           809,060                                          484,657
                                           ----------                                       ----------
      Total assets                         $9,569,380                                       $7,304,961
                                           ----------                                       ----------
                                           ----------                                       ----------

Liabilities and
   Stockholders' Equity:
      Non-interest bearing
      deposits                             $  948,727                                       $  743,388
                                           ----------                                       ----------
      Interest-bearing
          deposits:
          Checking                            661,852          3,419       1.03                520,357           2,811       1.08
          Passbook and
             statement                      1,130,677          9,924       1.76                803,062           7,483       1.86
          Money market                        696,402         10,338       2.97                641,399           9,883       3.08
          Certificates                      3,398,524         86,787       5.11              2,445,335          65,179       5.33
                                           ----------       --------                        ----------        --------
          Total interest-
            bearing
            deposits                        5,887,455        110,468       3.75              4,410,153          85,356       3.87
                                           ----------       --------                        ----------        --------
Borrowings:
   Securities sold under
      repurchase agree-
      ments and federal
      funds purchased                         101,458          3,018       5.95                433,323          12,286       5.67
   FHLB advances                            1,272,928         37,293       5.86                628,921          18,232       5.80
   Discounted lease
      rentals                                 220,595          8,908       8.08                207,395           8,586       8.28
   Subordinated debt                           30,786          1,656      10.76                 40,958           1,494       7.30
   Other borrowings                            16,551            587       7.09                 62,453           1,940       6.21
                                           ----------       --------                        ----------        --------
      Total borrowings                      1,642,318         51,462       6.27              1,373,050          42,538       6.20
                                           ----------       --------                        ----------        --------
        Total interest-
             bearing
             liabilities                    7,529,773        161,930       4.30              5,783,203         127,894       4.42
                                                            --------      -----                               --------       ----
Other liabilities(5)                          155,635                                          139,080
                                           ----------                                       ----------
   Total liabilities                        8,634,135                                        6,665,671
Stockholders' equity (5)                      935,245                                          639,290
                                           ----------                                       ----------
   Total liabilities
      and stockholders'
      equity                               $9,569,380                                       $7,304,961
                                           ----------                                       ----------
                                           ----------                                       ----------
Net interest income                                         $216,449                                          $182,728
                                                            --------                                          --------
                                                            --------                                          --------
Net interest-rate spread                                                   4.34%                                             4.69%
                                                                           ----                                              ----
                                                                           ----                                              ----
Net interest margin                                                        4.94%                                             5.36%
                                                                           ----                                              ----
                                                                           ----                                              ----

(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $77,000 and $109,000 was recognized during the six months ended June 30, 1998 and 1997, respectively.
(2)  Annualized.
(3) Average balance and yield of securities available for sale is based upon the historical amortized cost balance.
(4) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5)  Average balance is based upon month-end balances.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, TCF is a party to legal proceedings generally arising out of its general lending, deposit and operating activities. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan collection activities. From time to time, borrowers have also brought actions against TCF, in some cases claiming substantial amounts in damages. TCF is also from time to time involved in litigation relating to its retail banking, consumer credit, mortgage banking and deposit operations and related consumer financial services, including class action litigation. Management, after review with its legal counsel, believes that the ultimate disposition of its litigation will not have a material effect on TCF's financial condition.

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

On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 116 S.Ct. 2432 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings have since been tried before the Court of Federal Claims on the issue of damages. One of these trials commenced on February 24, 1997, and the submission of evidence at trial was completed in April 1998. Post-trial briefing has now been completed, and final arguments will be heard in September of this year. The Court of Federal Claims has not yet determined the amount, if any, that the plaintiff may recover in damages from the government's breach of contract. The other case settled in June 1998. In connection with the trials in those cases, the Court of Federal Claims in December of 1996 denied the government's motion seeking to preclude the plaintiffs in these cases from offering evidence regarding the scope and extent of any lost profits they suffered as a result of the government's breach.

On December 22, 1997, the Court of Federal Claims issued a decision finding the existence of contracts and governmental breaches of those contracts in four other "supervisory goodwill" cases, consolidated for purposes of that decision only under the title CALIFORNIA FEDERAL BANK V. UNITED STATES, 39 Fed Cl. 753
(1997). In reaching its decision, the Court of Federal Claims rejected a number of "common issue" defenses that the government has raised in a number of "supervisory goodwill" cases.

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

                                                                                               Vote
                                                              ------------------------------------------------------------
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

ITEM 5.  OTHER INFORMATION.

The Securities and Exchange Commission has amended its Rule 14a-4, which governs the use by the Company of its discretionary voting authority with respect to certain shareholder proposals. Pursuant to this amendment, the Company's proxy card for its 1999 annual meeting of shareholders may confer discretionary authority on any matter as to which the Company does not receive notice by Februry 3, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        See Index to Exhibits on page 27 of this report.

(b)     Reports on Form 8-K.

        A Current Report on Form 8-K, dated June 23, 1998, was filed in connection with TCF's announcement that it had authorized another repurchase of up to 5% of the Company's outstanding shares through open market or privately negotiated transactions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TCF FINANCIAL CORPORATION




                                       /s/ Ronald J. Palmer
                            ----------------------------------------------
                               Ronald J. Palmer, Executive Vice President,
                                 Chief Financial Officer and Treasurer
                                     (Principal Financial Officer)





                                          /s/ Mark R. Lund
                            ----------------------------------------------
                                 Mark R. Lund, Senior Vice President,
                                  Assistant Treasurer and Controller
                                    (Principal Accounting Officer)




Dated:  August 13, 1998

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