Form 10-Q
period 1998-09-30
TCF FINANCIAL CORP
filed 1998-11-13
CIK 814184

              FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


              [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          For the quarterly period ended
                                September 30, 1998

                                     or

              [ ]  Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                            ------------------

                             Commission File
                               No. 0-16431
                            ------------------


                        TCF FINANCIAL CORPORATION
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



          Delaware                                       41-1591444
-------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



    801 Marquette Avenue, Mail Code 100-01-A, Minneapolis, Minnesota 55402
-------------------------------------------------------------------------------
           (Address and Zip Code of principal executive offices)



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

                                                  Outstanding at
           Class                                  October 31, 1998
---------------------------------------           86,890,471 shares
Common Stock, $.01 par value

                 TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                  INDEX



Part I.  Financial Information                                                                                Pages
                                                                                                              -----
          Item 1.  Financial Statements


               Consolidated Statements of Financial Condition
                 at September 30, 1998 and December 31, 1997................................................      3


               Consolidated Statements of Operations for the Three
                 and Nine Months Ended September 30, 1998 and 1997..........................................      4


               Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 1998 and 1997...................................................      5


               Consolidated Statements of Stockholders' Equity for
                 the Year Ended December 31, 1997 and for the
                 Nine Months Ended September 30, 1998.......................................................      6


               Notes to Consolidated Financial Statements...................................................    7-9


          Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations for the Three
                         and Nine Months Ended September 30, 1998 and 1997..................................  10-23


               Supplementary Information....................................................................  24-25


Part II.  Other Information


          Items 1-6.........................................................................................  26-27


Signatures .................................................................................................     28


Index to Exhibits ..........................................................................................     29

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per-share data)
                                   (Unaudited)

                                                                                   At                   At
                                                                               September 30,        December 31,
                                                                                   1998                 1997
                                                                               -------------        ------------
                                     ASSETS
Cash and due from banks                                                        $     360,793        $    297,010
Interest-bearing deposits with banks                                                     933              20,572
Federal funds sold                                                                    23,000                 -
U.S. Government and other marketable securities
     held to maturity (fair value of $4,208 and $4,061)                                4,208               4,061
Federal Reserve Bank stock, at cost                                                   23,107              22,977
Federal Home Loan Bank stock, at cost                                                 84,243              82,002
Securities available for sale (amortized cost of $1,650,128 and $1,411,979)        1,673,722           1,426,131
Loans held for sale                                                                  193,588             244,612
Loans and leases:
     Residential real estate                                                       3,727,318           3,623,845
     Commercial real estate                                                          812,040             859,916
     Commercial business                                                             267,123             240,207
     Consumer                                                                      1,910,016           1,976,699
     Lease financing                                                                 376,142             368,521
                                                                               -------------        ------------
         Total loans and leases                                                    7,092,639           7,069,188
         Allowance for loan and lease losses                                         (78,955)            (82,583)
                                                                               -------------        ------------
             Net loans and leases                                                  7,013,684           6,986,605
Premises and equipment                                                               171,763             165,790
Other real estate owned                                                               13,693              18,353
Accrued interest receivable                                                           54,066              54,336
Due from brokers                                                                         -               126,662
Goodwill                                                                             168,578             177,700
Deposit base intangibles                                                              17,134              19,821
Mortgage servicing rights                                                             21,115              19,512
Other assets                                                                          76,812              78,516
                                                                               -------------        ------------
                                                                               $   9,900,439        $  9,744,660
                                                                               -------------        ------------
                                                                               -------------        ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Checking                                                                  $   1,722,571         $ 1,468,657
     Passbook and statement                                                        1,176,010           1,134,678
     Money market                                                                    706,201             698,312
     Certificates                                                                  3,128,586           3,605,663
                                                                               -------------        ------------
           Total deposits                                                          6,733,368           6,907,310
                                                                               -------------        ------------
Securities sold under repurchase agreements and federal
     funds purchased                                                                 158,079             112,444
Federal Home Loan Bank advances                                                    1,598,456           1,339,578
Discounted lease rentals                                                             189,326             228,596
Subordinated debt                                                                     28,750              34,998
Other borrowings                                                                     185,337              11,536
                                                                               -------------        ------------
           Total borrowings                                                        2,159,948           1,727,152
Accrued interest payable                                                              26,338              23,510
Accrued expenses and other liabilities                                               111,359             133,008
                                                                               -------------        ------------
           Total liabilities                                                       9,031,013           8,790,980
                                                                               -------------        ------------
Stockholders' equity:
     Preferred stock, par value $.01 per share, 30,000,000
         shares authorized; none issued and outstanding                                  -                   -
     Common stock, par value $.01 per share, 280,000,000 shares
         authorized; 92,919,016 and 92,821,529 shares issued                             929                 928
     Additional paid-in capital                                                      501,061             460,684
     Unamortized deferred compensation                                               (25,723)            (25,457)
     Retained earnings, subject to certain restrictions                              584,769             508,969
     Loan to Executive Deferred Compensation Plan                                     (6,406)                  -
     Shares held in trust for deferred compensation plans,
         at cost                                                                     (37,803)                  -
     Accumulated other comprehensive income                                           14,262               8,556
     Treasury stock, at cost, 5,491,045 shares in 1998                              (161,663)                  -
                                                                               -------------        ------------
           Total stockholders' equity                                                869,426             953,680
                                                                               -------------        ------------
                                                                               $   9,900,439        $  9,744,660
                                                                               -------------        ------------
                                                                               -------------        ------------

See accompanying notes to consolidated financial statements. Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (In thousands, except per-share data)
                                   (Unaudited)

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                     -----------------------        -------------------------
                                                                        1998          1997            1998            1997
                                                                        ----          ----            ----           ----
Interest income:
   Loans                                                             $145,567       $132,333        $441,238         $373,118
   Lease financing                                                     12,407         10,833          36,911           27,722
   Loans held for sale                                                  3,402          4,146          10,655           11,338
   Securities available for sale                                       21,480         24,355          66,573           67,562
   Investments                                                          2,373          1,586           8,231            4,135
                                                                     --------       --------        --------         --------
       Total interest income                                          185,229        173,253         563,608          483,875
                                                                     --------       --------        --------         --------
Interest expense:
   Deposits                                                            53,662         50,193         164,130          135,549
   Borrowings                                                          26,943         23,206          78,405           65,744
                                                                     --------       --------        --------         --------
       Total interest expense                                          80,605         73,399         242,535          201,293
                                                                     --------       --------        --------         --------
            Net interest income                                       104,624         99,854         321,073          282,582
Provision for credit losses                                             4,544          6,341          13,360           11,936
                                                                     --------       --------        --------         --------
       Net interest income after provision for credit losses          100,080         93,513         307,713          270,646
                                                                     --------       --------        --------         --------
Non-interest income:
   Fee and service charge revenues                                     33,875         25,785          92,320           73,378
   ATM network revenues                                                13,509          8,360          36,239           21,960
   Leasing revenues                                                     9,688          9,299          23,949           23,651
   Title insurance revenues                                             5,247          3,698          14,790            9,721
   Commissions on sales of annuities                                    2,059          1,991           6,482            6,035
   Commissions on sales of mutual funds                                 1,566            903           4,301            2,885
   Gain on sale of loans held for sale                                  2,679          1,825           6,041            3,231
   Other                                                                2,640          2,056           8,482            5,855
                                                                     --------        -------        --------         --------
                                                                       71,263         53,917         192,604          146,716
                                                                     --------        -------        --------         --------
   Gain on sale of loan servicing                                       2,414            -             2,414            1,622
   Gain (loss) on sale of securities available for sale                   (43)         2,852           2,246            5,330
   Gain on sale of branches                                               226         10,635           6,534           13,445
   Gain on sale of joint venture interest                                 -              -             5,580              -
                                                                     --------       --------         -------         --------
                                                                        2,597         13,487          16,774           20,397
                                                                     --------       --------        --------         --------
       Total non-interest income                                       73,860         67,404         209,378          167,113
                                                                     --------       --------        --------         --------
Non-interest expense:
   Compensation and employee benefits                                  56,446         45,055         164,395          129,380
   Occupancy and equipment                                             18,299         14,365          53,246           42,074
   Advertising and promotions                                           5,157          5,228          15,881           15,334
   Federal deposit insurance premiums and assessments                   1,375          1,183           4,154            3,313
   Amortization of goodwill and other intangibles                       2,828         10,559           8,570           12,913
   Other                                                               27,777         21,963          72,688           60,622
                                                                     --------       --------        --------         --------
       Total non-interest expense                                     111,882         98,353         318,934          263,636
                                                                     --------       --------        --------         --------
            Income before income tax expense                           62,058         62,564         198,157          174,123
Income tax expense                                                     25,477         25,354          81,482           68,951
                                                                     --------       --------        --------         --------
   Net income                                                        $ 36,581       $ 37,210        $116,675         $105,172
                                                                     --------       --------        --------         --------
                                                                     --------       --------        --------         --------
Net income per common share:
   Basic                                                             $    .42       $    .44        $   1.31         $   1.28
                                                                     --------       --------        --------         --------
                                                                     --------       --------        --------         --------
   Diluted                                                           $    .42       $    .43        $   1.30         $   1.25
                                                                     --------       --------        --------         --------
                                                                     --------       --------        --------         --------

Dividends declared per common share                                  $  .1625       $   .125        $    .45         $ .34375
                                                                     --------       --------        --------         --------
                                                                     --------       --------        --------         --------

See accompanying notes to consolidated financial statements. Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                ----------------------------------
                                                                                                     1998                  1997
                                                                                                     ----                  ----
Cash flows from operating activities:
   Net income                                                                                   $   116,675            $   105,172
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                                            21,583                 16,796
            Amortization of goodwill and other intangibles                                            8,570                 12,913
            Amortization of fees, discounts and premiums                                              6,470                    125
            Proceeds from sales of loans held for sale                                              455,587                422,192
            Principal collected on loans held for sale                                                6,927                  6,457
            Originations and purchases of loans held for sale                                      (459,819)              (487,728)
            Net increase in other assets and liabilities,
               and accrued interest                                                                  (7,729)               (28,472)
            Provision for credit losses                                                              13,360                 11,936
            Gain on sale of securities available for sale                                            (2,246)                (5,330)
            Gain on sale of joint venture interest                                                   (5,580)                   -
            Gain on sale of branches                                                                 (6,534)               (13,445)
            Gain on sale of loan servicing                                                           (2,414)                (1,622)
            Other, net                                                                               (2,767)                (5,972)
                                                                                                -----------            -----------
               Total adjustments                                                                     25,408                (72,150)
                                                                                                -----------            -----------
                  Net cash provided by operating activities                                         142,083                 33,022
                                                                                                -----------            -----------
Cash flows from investing activities:
   Principal collected on loans and leases                                                        2,277,809              1,311,659
   Originations and purchases of loans                                                           (2,260,529)            (1,392,855)
   Purchases of equipment for lease financing                                                      (126,356)              (140,879)
   Proceeds from sales of loans                                                                      19,875                  1,639
   Net decrease in interest-bearing deposits with banks                                              19,639                465,375
   Proceeds from sales of securities available for sale                                             231,438                416,945
   Proceeds from maturities of and principal collected on
      securities available for sale                                                                 472,216                280,643
   Purchases of securities available for sale                                                      (816,616)              (382,761)
   Proceeds from redemption of FHLB stock                                                             1,784                 15,880
   Purchases of FRB stock                                                                              (130)               (22,663)
   Proceeds from sale of joint venture interest                                                       6,351                    -
   Net (increase) decrease in short-term federal funds sold                                         (23,000)                24,000
   Proceeds from sales of loan servicing                                                                635                  2,286
   Purchases of premises and equipment                                                              (30,862)               (23,201)
   Acquisitions of Standard Financial, Inc. and BOC Financial
      Corporation, net of cash acquired                                                                 -                 (218,896)
   Sales of deposits, net of cash paid                                                             (117,928)              (171,174)
   Other, net                                                                                        15,985                 24,706
                                                                                                -----------            -----------
      Net cash provided (used) by investing activities                                             (329,689)               190,704
                                                                                                -----------            -----------
Cash flows from financing activities:
   Net (decrease) increase in deposits                                                              (47,157)               134,774
   Proceeds from securities sold under repurchase agreements
      and federal funds purchased                                                                 3,017,287              8,481,194
   Payments on securities sold under repurchase agreements
      and federal funds purchased                                                                (2,971,652)            (8,676,392)
   Proceeds from FHLB advances                                                                      880,700                818,825
   Payments on FHLB advances                                                                       (621,306)            (1,114,611)
   Proceeds from discounted lease rentals                                                            41,490                126,630
   Proceeds from other borrowings                                                                   769,156                502,229
   Payments on other borrowings                                                                    (595,401)              (446,766)
   Payments on subordinated debt                                                                     (6,248)                   -
   Repurchases of common stock                                                                     (165,960)               (27,316)
   Payments of dividends on common stock                                                            (40,875)               (26,607)
   Proceeds from issuance of common stock                                                               -                   29,266
   Other, net                                                                                        (8,645)                (2,933)
                                                                                                -----------            -----------
      Net cash provided (used) by financing activities                                              251,389               (201,707)
                                                                                                -----------            -----------
Net increase in cash and due from banks                                                              63,783                 22,019
Cash and due from banks at beginning of period                                                      297,010                236,446
                                                                                                -----------            -----------
Cash and due from banks at end of period                                                        $   360,793            $   258,465
                                                                                                -----------            -----------
                                                                                                -----------            -----------
Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest on deposits and borrowings                                                       $   230,833            $   196,685
                                                                                                -----------            -----------
                                                                                                -----------            -----------
      Income taxes                                                                              $    90,642            $    77,261
                                                                                                -----------            -----------
                                                                                                -----------            -----------

See accompanying notes to consolidated financial statements. Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                           (Dollars in thousands)
                                (Unaudited)


                                                                                           Shares
                                                                               Loan to     Held in    Accumu-
                                                         Unamor-               Executive   Trust for  lated
                                                Addi-    tized                 Deferred    Deferred   Other
                             Number             tional   Deferred              Compen-     Compen-    Compre-
                           of Common    Common  Paid-in  Compen-    Retained   sation      sation     hensive    Treasury
                         Shares Issued  Stock   Capital  sation     Earnings   Plan        Plans      Income     Stock      Total
                         -------------  -----   -------  --------   --------   ---------   ---------  --------   --------   -----
Balance,
   December 31, 1996       85,242,232   $852   $274,320  $ (7,693)   $402,109  $   (68)    $    -     $ 2,376   $(41,209) $630,687
Net income                         -      -         -          -      145,061       -           -          -          -    145,061
Dividends on common
   stock                           -      -         -          -      (38,201)      -           -          -          -    (38,201)
Issuance of 1,400,000
   shares of common
   stock from
   treasury, net                   -      -       2,532        -           -         -          -          -      26,734    29,266
Issuance of 7,700,000
   shares of common
   stock to effect
   purchase acquisition,
   of which 1,194,268
   were from treasury       6,505,732     65    162,937        -           -         -          -          -      22,805   185,807
Purchase of 1,295,800
   shares to be held
   in treasury                     -      -          -         -           -         -          -          -     (27,316)  (27,316)
Issuance of 929,200
   share of restricted
   stock, of which
   869,200 shares were
   from  treasury              60,000     -      10,102   (25,270)         -         -          -          -      15,168        -
Grant of 23,984 shares
   of restricted stock
   to outside directors
   from  treasury                  -      -         421      (840)         -         -          -          -         419        -
Cancellation of shares
   of restricted stock         (2,000)    -         (58)       15          -         -          -          -          -        (43)
Issuance of 133,784
   shares of treasury
   stock to employee
   benefit plans                   -       1        374        -           -         -          -          -       2,555     2,930
Repurchase and
   cancellation of shares         (86)    -          (2)       -           -         -          -          -          -         (2)
Amortization of deferred
   compensation                    -      -          -      8,331          -         -          -          -          -      8,331
Exercise of stock options,
   of which 44,600 shares
   were  from treasury         176,585     2      2,917        -           -         -          -          -         844     3,763
Issuance of common stock
   on conversion of
   convertible debentures      839,066     8      7,141        -           -         -          -          -          -      7,149
Payments on Loan to
   Executive Deferred
   Compensation Plan               -       -         -         -           -         68         -          -          -         68
Change in unrealized
   gain on securities
   available for sale,
   net of tax and
   reclassification
   adjustment                      -       -         -         -           -         -          -       6,180         -      6,180
                            ----------   ----  --------   --------   --------   -------   --------    -------  ---------  --------
Balance,
   December 31, 1997        92,821,529    928   460,684   (25,457)    508,969        -          -       8,556         -    953,680
Net income                         -       -         -         -      116,675        -          -          -          -    116,675
Dividends on common stock          -       -         -         -      (40,875)       -          -          -          -    (40,875)
Purchase of 5,618,500
   shares to be held in
   treasury                        -       -         -         -           -         -          -          -    (165,728) (165,728)
Issuance of 108,200
   shares of restricted
   stock, of which 61,000
   shares were from
   treasury                     47,200      1     2,564    (4,498)         -         -          -          -       1,933        -
Cancellation of shares
   of restricted stock         (11,400)    -       (219)      192          -         -          -          -          -        (27)
Grant of shares of
   restricted stock to
   outside directors               -       -        (59)     (173)         -         -          -          -          -       (232)
Amortization of deferred
   compensation                    -       -         -      4,213          -         -          -          -          -      4,213
Exercise of stock options,
   of which 66,455 shares
   were from treasury           61,687     -        288         -          -         -          -          -       2,132     2,420
Shares held in trust for
   deferred compensation
   plans                            -      -     37,803         -          -          -    (37,803)        -          -         -
Loan to Executive Deferred
   Compensation Plan               -       -         -          -          -     (6,406)        -          -          -     (6,406)
Change in unrealized gain
   on securities available
   for sale, net of tax and
   reclassification
   adjustment                      -       -         -          -          -         -          -       5,706         -      5,706
                            ----------   ----  --------   --------   --------   -------   --------    -------  ---------  --------
Balance,
   September 30, 1998       92,919,016   $929  $501,061   $(25,723)  $584,769   $(6,406)  $(37,803)   $14,262  $(161,663) $869,426
                            ----------   ----  --------   --------   --------   -------   --------    -------  ---------  --------
                            ----------   ----  --------   --------   --------   -------   --------    -------  ---------  --------

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

      Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.
      Comprehensive income is the total of net income and other comprehensive income, which for TCF is comprised entirely of unrealized gains and losses on securities available for sale.

The following table summarizes the components of comprehensive income for the periods noted:

                                                                                           Three                     Nine
                                                                                        Months Ended             Months Ended
(In thousands)                                                                          September 30,            September 30,
                                                                                     ------------------       -------------------
                                                                                      1998        1997         1998         1997
                                                                                      ----        ----         ----         ----

Net income                                                                         $  36,581   $  37,210    $ 116,675    $ 105,172

Other comprehensive income, net of tax:

Unrealized holding gains arising during the period on securities available for sale (net of tax expense of $4,799 and $5,251 for the three months ended September 30, 1998 and 1997, respectively, and $4,625 and $6,408
   for the nine months ended September 30, 1998 and 1997, respectively)                7,330       7,615        7,063       10,402



Reclassification  adjustment for (gains)  losses  included in net income (net of tax expense  (benefit)  of ($15) and $1,305 for the three  months ended
   September 30, 1998 and 1997, respectively,  and $889 and $2,032 for the
   nine months ended September 30, 1998 and 1997, respectively)                           28      (1,547)      (1,357)      (3,298)
                                                                                   ---------   ---------    ---------    ---------

        Total other comprehensive income                                               7,358       6,068        5,706        7,104
                                                                                   ---------   ---------    ---------    ---------

Comprehensive income                                                               $  43,939   $  43,278    $ 122,381    $ 112,276
                                                                                   ---------   ---------    ---------    ---------
                                                                                   ---------   ---------    ---------    ---------


(3)  DEFERRED COMPENSATION PLANS

During the third quarter of 1998, TCF applied the consensus reached in the Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." As a result, the assets of TCF's deferred compensation plans were consolidated with those of TCF. The cost of TCF common stock held by the deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital. The application of EITF 97-14 did not impact TCF's total stockholders' equity or results of operations for 1998 or any prior period.

(4)  EARNINGS PER COMMON SHARE

The weighted average number of common shares outstanding used to compute basic earnings per common share were 87,133,594 and 85,124,188 for the three months ended September 30, 1998 and 1997, respectively, and 89,157,432 and 82,398,577 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average number of common and common equivalent shares outstanding used to compute diluted earnings per common share were 87,973,243 and 86,438,280 for the three months ended September 30, 1998 and 1997, respectively, and 90,020,436 and 84,173,668 for the nine months ended September 30, 1998 and 1997, respectively.

(5)  ACQUISITION

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

                TCF FINANCIAL CORPORATION AND SUBSIDIARIES

        Item 2. - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

RESULTS OF OPERATIONS

TCF reported net income of $36.6 million and $116.7 million for the third quarter and first nine months of 1998, respectively, compared with $37.2 million and $105.2 million for the same 1997 periods. Diluted earnings per common share were 42 cents and $1.30 for the third quarter and first nine months of 1998, respectively, compared with 43 cents and $1.25 for the same 1997 periods. Return on average assets was 1.54% and 1.63% for the third quarter and first nine months of 1998, respectively, compared with 1.80% and 1.84% for the same 1997 periods. Return on average realized common equity was 16.75% and 17.13% for the third quarter and first nine months of 1998, respectively, compared with 19.37% and 20.60% for the same 1997 periods. Diluted cash earnings per common share, which exclude amortization and reduction of goodwill and deposit base intangibles, were 44 cents and $1.42 for the third quarter and first nine months of 1998, respectively, compared with 51 cents and $1.35 for the same 1997 periods. On the same basis, cash return on average assets was 1.64% and 1.78% for the third quarter and first nine months of 1998, respectively, compared with 2.13% and 1.99% for the same 1997 periods, and cash return on average tangible equity was 22.48% and 23.41% for the third quarter and first nine months of 1998, respectively, compared with 25.94% and 24.32% for the same periods in 1997. As TCF's September 4, 1997 acquisition of Standard Financial, Inc. ("Standard") was accounted for as a purchase transaction, TCF's results for periods prior to the acquisition have not been restated. Since Standard's performance ratios were lower than TCF's, the Company's performance ratios for 1998 were negatively impacted by the acquisition of Standard. The Company's performance ratios for 1998 will continue to be negatively impacted due to the inclusion of Standard for the entire year.

TCF has significantly expanded its retail banking franchise in recent periods and had 310 retail banking branches at September 30, 1998. Since July 1, 1995, TCF has opened 141 branches, of which 124 were supermarket branches. The cost of this expansion resulted in a $2.6 million after-tax reduction in earnings for the third quarter of 1998 and a $7.3 million after-tax reduction in earnings in the first nine months of 1998. TCF anticipates opening nine more branches in the remainder of 1998, and additional branches in subsequent years, including 25 Jewel-Osco supermarket branches per year in subsequent years until branches have been installed in all targeted stores. See "Financial Condition - Forward-Looking Information."

TCF's 1997 third quarter results reflect a branch reorganization at Great Lakes National Bank Michigan ("Great Lakes Michigan") and Great Lakes National Bank Ohio ("Great Lakes Ohio"), including the sale of all eight Great Lakes Ohio branches and related deposits for a net gain of $10.6 million, the accelerated amortization of Great Lakes Michigan's remaining $8.7 million of deposit base intangibles, and the write-off of $1 million of Great Lakes Michigan's teller equipment.

NET INTEREST INCOME

Net interest income for the third quarter of 1998 was $104.6 million, up 4.8% from $99.9 million for the third quarter of 1997. The net interest margin for the third quarter of 1998 was 4.82%, compared with 5.24% for the same 1997 period and 4.94% for the second quarter of 1998. Net interest income for the first nine months of 1998 totaled $321.1 million, up 13.6% from $282.6 million for the same 1997 period. The net interest margin for the first nine months of 1998 was 4.90%, compared with 5.31% for the same period in 1997. TCF's net interest income increased primarily due to the acquisition of Standard and the growth of lower interest-cost retail deposits. TCF's net interest margins for 1998 were negatively impacted due to the impact of Standard's lower net interest margin, loan prepayments and the purchase of $671.4 million of mortgage-backed securities yielding approximately 6.5% during the third quarter of 1998. Although these mortgage-backed securities are expected to contribute to future earnings, they will continue to negatively impact TCF's net interest margin. Changes in net interest income are dependent upon the movement of interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Achieving net interest margin growth is dependent on TCF's ability to generate higher-yielding assets and lower-cost retail deposits. The current interest rate environment and the resulting increase in prepayment activity has made it more difficult for TCF to increase the balance of such higher-yielding assets. Competition for checking, savings and money market deposits, an important source of lower cost funds for TCF, has intensified among depository and other financial institutions. TCF may experience compression in its net interest margin if the rates paid on deposits increase, or if yields earned on loans and leases or other interest-earning assets decline or decline faster or by a greater amount than declines in rates paid on deposits or borrowings. See "Market Risk - Interest-Rate Risk" and "Financial Condition Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the third quarter and first nine months of 1998 as compared to the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                        Three Months Ended                  Nine Months Ended
                                        September 30, 1998                  September 30, 1998
                                    Versus Same Period in 1997          Versus Same Period in 1997
                                    Increase (Decrease) Due to          Increase (Decrease) Due to
                                  ------------------------------      ------------------------------
(In thousands)                    Volume        Rate       Total      Volume        Rate       Total
                                  ------        ----       -----      ------        ----       -----
Securities available for sale   $ (1,817)   $ (1,058)   $ (2,875)   $    656    $ (1,645)   $   (989)
                                --------    --------    --------    --------    --------    --------
Loans held for sale                 (530)       (214)       (744)       (200)       (483)       (683)
                                --------    --------    --------    --------    --------    --------
Loans and leases:
  Residential real estate         19,267      (3,789)     15,478      67,457      (4,063)     63,394
  Commercial real estate            (631)       (614)     (1,245)       (789)       (829)     (1,618)
  Commercial business              1,083        (138)        945       3,661        (200)      3,461
  Consumer                           197      (2,141)     (1,944)      7,591      (4,708)      2,883
  Lease financing                    946         628       1,574       4,603       4,586       9,189
                                --------    --------    --------    --------    --------    --------
    Total loans and leases        20,862      (6,054)     14,808      82,523      (5,214)     77,309
                                --------    --------    --------    --------    --------    --------
Investments:
  Interest-bearing deposits
    with banks                      (119)         (5)       (124)       (419)          3        (416)
  Federal funds sold                 379          (2)        377       2,400           -       2,400
  U.S. Government and other
    marketable securities
    held to maturity                   3           3           6           8          11          19
  FHLB stock                         459         (35)        424       1,518         (28)      1,490
  FRB stock                          103           1         104         603           -         603
                                --------    --------    --------    --------    --------    --------
    Total investments                825         (38)        787       4,110         (14)      4,096
                                --------    --------    --------    --------    --------    --------
      Total interest income       19,340      (7,364)     11,976      87,089      (7,356)     79,733
                                --------    --------    --------    --------    --------    --------
Deposits:
  Checking                           310        (133)        177         907        (122)        785
  Passbook and statement           1,086        (717)        369       3,387        (577)      2,810
  Money market                       347        (222)        125         916        (336)        580
  Certificates                     3,320        (522)      2,798      25,843      (1,437)     24,406
                                --------    --------    --------    --------    --------    --------
    Total deposits                 5,063      (1,594)      3,469      31,053      (2,472)     28,581
                                --------    --------    --------    --------    --------    --------
Borrowings:
  Securities sold under
    repurchase agreements and
    federal funds purchased       (2,753)         32      (2,721)    (12,175)        186     (11,989)
  FHLB advances                    7,522         (39)      7,483      26,390         154      26,544
  Discounted lease rentals          (907)        (36)       (943)       (363)       (258)       (621)
  Subordinated debt                 (171)       (152)       (323)       (455)        294        (161)
  Other borrowings                    64         177         241      (1,345)        233      (1,112)
                                --------    --------    --------    --------    --------    --------
    Total borrowings               3,755         (18)      3,737      12,052         609      12,661
                                --------    --------    --------    --------    --------    --------
      Total interest expense       8,818      (1,612)      7,206      43,105      (1,863)     41,242
                                --------    --------    --------    --------    --------    --------
Net interest income             $ 10,522    $ (5,752)   $  4,770    $ 43,984    $ (5,493)   $ 38,491
                                --------    --------    --------    --------    --------    --------
                                --------    --------    --------    --------    --------    --------

PROVISION FOR CREDIT LOSSES

TCF provided $4.5 million for credit losses in the third quarter of 1998, compared with $6.3 million for the same prior-year period. In the first nine months of 1998, TCF provided $13.4 million for credit losses, compared with $11.9 million for the same 1997 period. At September 30, 1998, the allowance for loan and lease losses and industrial revenue bond reserves totaled $80.3 million, compared with $84 million at year-end 1997. See "Financial Condition - Allowance for Loan and Lease Losses and Industrial Revenue Bond Reserves."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. Excluding gains or losses on sales of loan servicing, securities available for sale and branches, non-interest income increased $17.3 million, or 32.2%, to $71.3 million for the third quarter of 1998, from $53.9 million for the 1997 third quarter. For the first nine months of 1998, non-interest income, excluding the items noted above and a gain on the sale of a joint venture interest, totaled $192.6 million, compared with $146.7 million for the same period in 1997. The increases were primarily due to increased deposit, ATM and title insurance revenues, and reflect TCF's expanded retail banking activities.

Fee and service charge revenues totaled $33.9 million and $92.3 million for the third quarter and first nine months of 1998, respectively, representing increases of 31.4% and 25.8% from $25.8 million and $73.4 million for the same 1997 periods. These increases are primarily due to expanded retail banking activities.

ATM network revenues totaled $13.5 million and $36.2 million for the third quarter and first nine months of 1998, respectively, representing increases of 61.6% and 65% from $8.4 million and $22 million for the same 1997 periods. These increases reflect TCF's effort to provide banking services through its ATM network. TCF's network of ATMs totaled 1,396 at September 30, 1998, an increase of 240 ATMs from December 31, 1997. On January 30, 1998, TCF acquired 178 ATMs in connection with its acquisition of 76 branches in Jewel-Osco stores. See Note 5 of Notes to Consolidated Financial Statements. The Company anticipates installing additional ATMs during the remainder of 1998.

Leasing revenues totaled $9.7 million and $23.9 million for the third quarter and first nine months of 1998, respectively, representing increases of $389,000 and $298,000 from $9.3 million and $23.7 million for the same 1997 periods. Leasing revenues can fluctuate as a result of changes in the mix of leases classified as sales-type, direct financing or operating leases in accordance with generally accepted accounting principles. In addition, leasing revenues may be negatively impacted by a decline in economic activity and a resulting decrease in demand for leased equipment.

Title insurance revenues totaled $5.2 million and $14.8 million for the third quarter and first nine months of 1998, respectively, representing increases of 41.9% and 52.1% from $3.7 million and $9.7 million for the same 1997 periods. Title insurance revenues are cyclical in nature and are largely dependent on the level of residential real estate loan originations and refinancings.

Gains on sales of loans held for sale totaled $2.7 million and $6 million for the third quarter and first nine months of 1998, respectively, representing increases of $854,000 and $2.8 million from the amounts recognized during the same periods in 1997. Gains or losses on sales of loans held for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

Results for the third quarter and first nine months of 1998 included a pretax gain of $2.4 million on the sale of $200.4 million of third-party loan servicing rights. Results for the first nine months of 1997 included a pretax gain of $1.6 million on the sale of $144.7 million of third-party loan servicing rights. TCF periodically sells and purchases loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $4 billion at September 30, 1998, compared with $4.4 billion at December 31, 1997.

Gains (losses) on sales of securities available for sale totaled ($43,000) and $2.2 million for the third quarter and first nine months of 1998, respectively, compared with $2.9 million and $5.3 million for the comparable 1997 periods. TCF periodically sells securities available for sale based on market conditions.

During the third quarter of 1998, TCF recognized a $226,000 gain on the sale of one branch, compared with a $10.6 million gain on the previously mentioned sale of all eight Ohio branches during the same 1997 period. Results for the first nine months of 1998 include gains of $5.6 million on the sale of TCF's joint venture interest in Burnet Home Loans and $6.5 million on the sales of seven branches, compared with gains of $13.4 million on the sales of 10 branches for the same 1997 period.

NON-INTEREST EXPENSE

Non-interest expense totaled $111.9 million for the third quarter of 1998, up 13.8% from $98.4 million for the same 1997 period. For the first nine months of 1998, non-interest expense totaled $318.9 million, up 21% from $263.6 million for the same 1997 period. Compensation and employee benefits expense totaled $56.4 million and $164.4 million for the 1998 third quarter and first nine months, respectively, compared with $45.1 million and $129.4 million for the comparable periods in 1997. Occupancy and equipment expenses totaled $18.3 million and $53.2 million for the third quarter and first nine months of 1998, respectively, compared with $14.4 million and $42.1 million for the same 1997 periods. The increased expenses in 1998 were primarily due to the costs associated with expanded retail banking activities, including the acquisition of Standard and the opening of 88 branches in Jewel-Osco stores.

Amortization of goodwill and other intangibles totaled $2.8 million and $8.6 million for the third quarter and first nine months of 1998, respectively, compared with $10.6 million and $12.9 million for the same 1997 periods. The decreases are primarily due to the previously mentioned 1997 accelerated amortization of $8.7 million of deposit base intangibles, partially offset by the amortization of goodwill and deposit base intangibles resulting from the acquisition of Standard. Reductions of goodwill associated with branch sales, which are reported as a component of gains on sales of branches, totaled $3.3 million for the first nine months of 1998.

YEAR 2000

During 1998, TCF has continued to address the "Year 2000" computer issue. The Year 2000 issue relates to the use of two digits rather than four by computer systems to define the applicable year and whether such systems will properly process information when the year changes to 2000. Failure of computer systems to properly recognize the Year 2000 could potentially result in the production of erroneous data, miscalculations of financial information such as interest, system failures, business disruption and other operational problems.

TCF has established a Year 2000 Task Force and has evaluated its data processing and other systems with imbedded technologies, such as ATMs, vaults and security systems, to determine whether they are Year 2000 compliant. Remediation of certain software is in process, and TCF expects substantially all such work to be complete by the end of 1998, leaving 1999 for testing. Such testing includes testing of individual application systems and "integration testing," which tests the way multiple systems work together. Many of TCF's data processing applications are supplied by third-party vendors. TCF has also evaluated whether such vendor supplied applications are or will be Year 2000 compliant. Additionally, federal banking regulators are conducting special examinations of FDIC-insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000 issue, and are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans.

TCF has incurred $2.7 million of internal and external costs of replacement, renovation and testing of its critical internal computer hardware and software and imbedded technologies through September 30, 1998, and expects such costs to total $9.1 million over the three-year period ending December 31, 1999. Of the $2.7 million of Year 2000 costs incurred through September 30, 1998, $700,000 have been capitalized. Approximately $1.9 million of future Year 2000 costs are expected to be capitalized.

TCF's Year 2000 Task Force is also developing contingency plans to mitigate potential delays or other problems. TCF's contingency plans include back-up solutions for mission-critical applications and business continuation plans for significant vendors and other business partners. Alternative courses of action for dealing with non-compliant systems are difficult to identify in general terms because they depend on the nature of the system, whether internal or external personnel are responsible for the system, and the cost and availability of replacement systems, among other factors. Although TCF believes its plans address significant contingencies over which it is able to exercise some control, there may be contingencies which cannot be readily identified or contingencies over which it has little or no control and for which few, if any, alternatives are available (for example, system failures that affect the Federal Reserve System.)

The effect of the Year 2000 issue on TCF will also depend on the way the Year 2000 issue is addressed by TCF's customers, including significant borrowers, vendors, service providers, counterparties, competitors, utilities, governmental agencies and other entities with which TCF does business. TCF has surveyed and continues to monitor parties with which it does business to determine how they are addressing the Year 2000 issue and whether computer hardware and software and other services provided to TCF will be, or are, Year 2000 compliant. Additionally, TCF's applicable lending and investment units have implemented procedures for identifying, managing, and underwriting Year 2000 credit risk. TCF is also monitoring the Year 2000 preparation of entities such as the Federal Reserve System, which provides services for processing and settling payments and securities transactions between banks.

The Year 2000 efforts of third parties are ultimately not within TCF's control, and their failure to remediate Year 2000 issues successfully could result in a disruption in the services TCF provides, including deposit and loan services, and could increase TCF's operating costs and credit risk. At the present time, it is not possible to determine with certainty whether any such events are likely to occur, or to quantify any potential negative impact they may have on TCF's future results of operations and financial condition.

The foregoing discussion regarding Year 2000, including the discussion of the timing and effectiveness of implementation and costs of TCF's Year 2000 efforts, contains forward-looking statements which are based on management's best estimates derived using assumptions considered reasonable. See "Financial Condition - Forward-Looking Information." These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, availability and cost of programmers and other systems personnel, TCF's ability to locate and correct all relevant Year 2000 computer code, including imbedded technologies, and the ability of TCF's customers, including significant borrowers, vendors, competitors and counterparties to effectively address the Year 2000 issue. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.

INCOME TAXES

TCF recorded income tax expense of $25.5 million and $81.5 million for the third quarter and first nine months of 1998, or 41.1% of income before income tax expense, respectively, compared with $25.4 million and $69 million, or 40.5% and 39.6%, respectively, for the comparable 1997 periods. The higher tax rates in 1998 reflect the impact of relatively higher non-deductible expenses, including goodwill amortization resulting from the acquisition of Standard, and higher state taxes due to business expansion.

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

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and changes in interest rates. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. TCF's one-year interest-rate gap was a positive $237.1 million, or 2% of total assets, at September 30, 1998, compared with a negative $184.7 million, or (2)% of total assets, at December 31, 1997.

FINANCIAL CONDITION

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as accumulated other comprehensive income, which is a separate component of stockholders' equity. Securities available for sale increased $247.6 million from year-end 1997 to $1.7 billion at September 30, 1998. The increase reflects purchases of $816.6 million of securities available for sale, partially offset by sales of $229.2 million and payment and prepayment activity. At September 30, 1998, TCF's securities available-for-sale portfolio included $1.3 billion and $327.9 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:


                                                    At September 30, 1998      At December 31, 1997
                                                    ----------------------    ----------------------
                                                    Amortized      Fair       Amortized      Fair
(In thousands)                                        Cost         Value         Cost        Value
                                                    ---------      -----      ---------      -----
Mortgage-backed securities:
  FHLMC                                            $  964,452   $  980,353   $  701,195   $  710,799
  FNMA                                                533,491      540,973      466,820      469,900
  GNMA                                                 35,960       36,802       43,079       43,993
  Private issuer                                      115,301      114,670      199,738      200,325
  Collateralized mortgage
    obligations                                           924          924        1,147        1,114
                                                   ----------   ----------   ----------   ----------
                                                   $1,650,128   $1,673,722   $1,411,979   $1,426,131
                                                   ----------   ----------   ----------   ----------
                                                   ----------   ----------   ----------   ----------

LOANS HELD FOR SALE

Education and residential real estate loans held for sale are carried at the lower of cost or market. Education loans held for sale decreased $7.8 million and residential real estate loans held for sale decreased $43.2 million from year-end 1997, respectively, and totaled $127.5 million and $66.1 million at September 30, 1998.

LOANS AND LEASES

The following table sets forth information about loans and leases held in TCF's portfolio, excluding loans held for sale:

                                                    At              At
                                                September 30,  December 31,
(In thousands)                                     1998            1997
                                                ------------   -----------
Residential real estate                         $ 3,720,692    $ 3,619,527
Unearned premiums and deferred loan fees              6,626          4,318
                                                -----------    -----------
                                                  3,727,318      3,623,845
                                                -----------    -----------

Commercial real estate:
    Apartments                                      264,412        294,231
    Other permanent                                 452,946        481,759
    Construction and development                     96,592         86,174
    Unearned discounts and deferred loan fees        (1,910)        (2,248)
                                                -----------    -----------
                                                    812,040        859,916
                                                -----------    -----------
      Total real estate                           4,539,358      4,483,761
                                                -----------    -----------

Commercial business                                 266,588        239,728
Deferred loan costs                                     535            479
                                                -----------    -----------
                                                    267,123        240,207
                                                -----------    -----------
Consumer:
    Home equity                                   1,529,335      1,519,644
    Automobile                                      370,863        444,903
    Loans secured by deposits                         8,169         10,112
    Other secured                                    20,044         19,955
    Unsecured                                        35,567         44,607
    Unearned discounts and deferred loan fees       (53,962)       (62,522)
                                                -----------    -----------
                                                  1,910,016      1,976,699
                                                -----------    -----------
Lease financing:
    Direct financing leases                         357,264        344,889
    Sales-type leases                                33,562         40,592
    Lease residuals                                  28,726         28,789
    Unearned income and deferred lease costs        (43,410)       (45,749)
                                                -----------    -----------
                                                    376,142        368,521
                                                -----------    -----------
                                                $ 7,092,639    $ 7,069,188
                                                -----------    -----------
                                                -----------    -----------

Loans and leases increased $23.5 million from year-end 1997 to $7.1 billion at September 30, 1998, reflecting increases of $103.5 million, $26.9 million and $7.6 million in residential real estate and commercial business loans and lease financings, respectively, partially offset by decreases of $66.7 million and $47.9 million in consumer and commercial real estate loans, respectively. TCF's growth in its loan and lease portfolios has been negatively impacted by growth in prepayment activity due to lower long-term interest rates. Unearned discounts and deferred fees totaled $92.1 million at September 30, 1998 and $105.7 million at December 31, 1997.

Consumer loans, comprised of bank originated and consumer finance originated loans, decreased $66.7 million from year-end 1997 to $1.9 billion at September 30, 1998, reflecting decreases of $74 million and $9 million in automobile and unsecured loans, respectively, partially offset by an increase of $9.7 million in home equity loans. TCF continues its emphasis on expanding its home equity portfolio.

TCF had 53 consumer finance offices in 15 states as of September 30, 1998. TCF's consumer finance loan portfolio totaled $475.3 million at September 30, 1998, compared with $521.5 million at December 31, 1997. The Company is seeking to improve the profitability of its consumer finance activities and is reviewing curtailment of its remaining indirect automobile lending activities. See "Forward-Looking Information."

The consumer finance subsidiaries primarily originate home equity loans and purchase automobile loans. The average individual balances of consumer finance automobile and home equity loans were $8,000 and $34,000, respectively, at September 30, 1998. At September 30, 1998 and December 31, 1997, automobile loans comprised $254.6 million, or 53.6%, and $292.6 million, or 56.1%, respectively, of total consumer finance loans. At September 30, 1998 and December 31, 1997, home equity loans comprised $211.5 million, or 44.5%, and $218.8 million, or 42%, respectively, of total consumer finance loans. TCF's consumer finance subsidiaries are seeking to increase the percentage of home equity loans to total consumer finance loans over time. Home equity loans originated by the Company's consumer finance subsidiaries are generally closed-end.

Through their purchases of automobile loans, TCF's consumer finance subsidiaries provide indirect financing. Included in the consumer finance loans at September 30, 1998 are $201 million of sub-prime automobile loans which carry a higher level of credit risk and higher interest rates. Loans classified as sub-prime are generally made to borrowers who are unable to obtain credit from traditional sources because of significant past credit problems or limited credit histories. The term sub-prime refers to the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate. There can be no assurance that the Company's sub-prime lending criteria are the same as those utilized by other lenders.

TCF's bank and consumer finance subsidiaries have also initiated the origination of home equity loans with loan-to-value ratios in excess of 80%, and on a limited basis up to 100%, that carry no private mortgage insurance. These loans carry a higher level of credit risk and are made at higher interest rates.

Commercial real estate loans decreased $47.9 million from year-end 1997 to $812 million at September 30, 1998. Commercial business loans increased $26.9 million in the first nine months of 1998 to $267.1 million at September 30, 1998.

At September 30, 1998, there were no commercial real estate loans with terms that have been modified in troubled debt restructurings included in performing loans, compared with $1.3 million at December 31, 1997.

At September 30, 1998, the recorded investment in loans that are considered to be impaired was $8.6 million for which the related allowance for credit losses was $2.4 million. All of the impaired loans were on non-accrual status. The average recorded investment in impaired loans during the three and nine months ended September 30, 1998 was $8.3 million and $8.5 million, respectively.

Lease financings increased $7.6 million from year-end 1997 to $376.1 million at September 30, 1998, reflecting a $12.4 million increase in direct financing leases, partially offset by a decrease of $7 million in sales type leases. TCF internally funds certain leases and consequently retains the credit risk on such leases.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND INDUSTRIAL REVENUE BOND RESERVES

A summary of the activity of the allowance for loan and lease losses and industrial revenue bond reserves, and selected statistics follows:

                                                  Three Months Ended                          Nine Months Ended
                                                  September 30, 1998                          September 30, 1998
                                          --------------------------------------    --------------------------------------
                                                           Industrial                                 Industrial
                                           Allowance for    Revenue                  Allowance for     Revenue
                                             Loan and        Bond                       Loan and         Bond
(Dollars in thousands)                     Lease Losses     Reserves       Total      Lease Losses     Reserves     Total
                                           -------------   ----------      -----     --------------   ----------    -----
Balance at beginning of period                $80,138        $1,301       $81,439        $82,583        $1,460     $84,043
  Provision for credit losses                   4,544           -           4,544         13,519          (159)     13,360
  Charge-offs                                  (7,696)          -          (7,696)       (22,489)          -       (22,489)
  Recoveries                                    1,969           -           1,969          5,342           -         5,342
                                              -------        ------       -------        -------        ------     -------
     Net charge-offs                           (5,727)          -          (5,727)       (17,147)          -       (17,147)
                                              -------        ------       -------        -------        ------     -------
Balance at end of period                      $78,955        $1,301       $80,256        $78,955        $1,301     $80,256
                                              -------        ------       -------        -------        ------     -------
                                              -------        ------       -------        -------        ------     -------
Ratio of annualized  net loan and lease
  charge-offs to average loans and leases
  outstanding, excluding loans held
  for sale                                       .32%                                       .32%

Allowance for loan and lease losses as
  a percentage of total loan and lease
  balances, excluding loans held for sale       1.11%                                      1.11%

                                                  Three Months Ended                          Nine Months Ended
                                                  September 30, 1997                          September 30, 1997
                                          --------------------------------------    --------------------------------------
                                                           Industrial                                 Industrial
                                           Allowance for    Revenue                  Allowance for     Revenue
                                             Loan and        Bond                       Loan and         Bond
(Dollars in thousands)                     Lease Losses     Reserves       Total      Lease Losses     Reserves     Total
                                           -------------   ----------      -----     --------------   ----------    -----
Balance at beginning of period                $72,466        $1,560       $74,026        $71,865         $1,660    $73,525
  Acquired balance                              8,939           -           8,939         10,592            -       10,592
  Provision for credit losses                   6,391           (50)        6,341         12,086           (150)    11,936
  Charge-offs                                  (7,290)          -          (7,290)       (19,236)           -      (19,236)
  Recoveries                                    1,533           -           1,533          6,732            -        6,732
                                              -------        ------       -------        -------         ------    -------
     Net charge-offs                           (5,757)          -          (5,757)       (12,504)           -      (12,504)
                                              -------        ------       -------        -------         ------    -------
Balance at end of period                      $82,039        $1,510       $83,549        $82,039         $1,510    $83,549
                                              -------        ------       -------        -------         ------    -------
                                              -------        ------       -------        -------         ------    -------
Ratio of annualized  net loan and lease
  charge-offs to average loans and leases
  outstanding, excluding loans held
  for sale                                       .39%                                       .30%

Allowance for loan and lease losses as
  a percentage of total loan and lease
  balances, excluding loans held for sale       1.16%                                      1.16%

TCF has experienced an increase in the level of net loan charge-offs related to its consumer finance portfolio. As a result, net loan charge-offs as a percentage of average loans outstanding for TCF's consumer finance portfolio were 4.09% and 3.85% for the third quarter and nine months ended September 30, 1998, respectively, compared with 2.95% for the same periods of 1997 and 3.61% for the three months ended June 30, 1998. In addition, the net loan charge-offs as a percentage of average loans outstanding for TCF's indirect consumer finance portfolio were 6.06% and 5.37% for the third quarter and nine months ended September 30, 1998, compared with 3.94% and 4.21% for the same periods in 1997 and 4.40% for the three months ended June 30, 1998.

Management believes the allowance for loan and lease losses and industrial revenue bond reserves are adequate. The unallocated portion of TCF's allowance for loan and lease losses totaled $24.4 million at September 30, 1998, compared with $29.4 million at December 31, 1997.

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and leases and other real estate owned) totaled $53.5 million at September 30, 1998, down $5.3 million from the December 31, 1997 total of $58.7 million. Approximately 71% of non-performing assets at September 30, 1998 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest unless such loans and leases are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:


                                                    At             At
                                               September 30,  December 31,
(Dollars in thousands)                             1998           1997
                                               ------------   -----------
Non-accrual loans and leases (1):
      Consumer:
          Bank lending                         $    4,037     $    3,495
          Consumer finance lending                 16,107         17,542
                                               ----------     ----------
                                                   20,144         21,037
      Residential real estate                       8,749          8,451
      Commercial real estate                        4,754          3,818
      Commercial business                           3,841          3,370
      Lease financing                                 117            117
                                               ----------     ----------
                                                   37,605         36,793
Other real estate owned and other assets (2)       15,870         21,953
                                               ----------     ----------
      Total non-performing assets              $   53,475     $   58,746
                                               ----------     ----------
                                               ----------     ----------

Non-performing assets as a percentage
      of net loans and leases                         .76%           .84%
Non-performing assets as a percentage
      of total assets                                 .54%           .60%

(1) Included in total loans and leases in the Consolidated Statements of Financial Condition.
(2) Includes residential real estate of $11.7 million and $11.2 million, commercial real estate of $1.8 million and $6.7 million and automobiles of $2.1 million and $2.6 million at September 30, 1998 and December 31, 1997, respectively.

TCF had accruing loans and leases 90 days or more past due totaling $66,000 at September 30, 1998. The over 30-day delinquency rate on TCF's loans and leases (excluding loans held for sale and non-accrual loans and leases) was .67% of gross loans and leases outstanding at September 30, 1998, compared with .72% at year-end 1997. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loans and leases, excluding loans held for sale and non-accrual loans and leases:

                                         At September 30, 1998                   At December 31, 1997
                                       --------------------------            ---------------------------
                                        Principal Percentage of                Principal Percentage of
(Dollars in thousands)                 Balances         Portfolio            Balances          Portfolio
                                       --------         ---------            --------          ---------
Consumer:
   Bank lending                         $ 6,326               .44%            $ 9,646                .66%
   Consumer finance lending              28,106              5.55              28,964               5.13
                                        -------                               -------
                                         34,432              1.77              38,610               1.91
Residential real estate                   8,102               .22              10,567                .29
Commercial real estate                    1,603               .20               1,173                .14
Commercial business                       3,258              1.24                 396                .17
Lease financing                             525               .13                 886                .21
                                        -------                               -------
                                        $47,920               .67             $51,632                .72
                                        -------                               -------
                                        -------                               -------

TCF's over 30-day delinquency rate on gross consumer loans was 1.77% at September 30, 1998, down from 1.91% at year-end 1997. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially consumer finance loans. TCF's over 60-day delinquency rate on gross consumer finance loans was 1.42% at September 30, 1998, compared with 1.25% at December 31, 1997. TCF's over 60-day delinquency rate on gross automobile and home equity consumer finance loans was 1.93% and .68% at September 30, 1998, compared with 1.65% and .6%, respectively, at December 31, 1997. Consumer finance lending is generally considered to involve a higher level of credit risk. TCF believes that it has in place experienced personnel and acceptable standards for maintaining credit quality, but no assurance can be given as to the level of future delinquencies and loan charge-offs.

In addition to the non-accrual loans and leases, there were commercial real estate loans, commercial business loans, and lease financings with an aggregate principal balance of $13.8 million outstanding at September 30, 1998 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans and leases that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $23.6 million of such loans and leases at December 31, 1997. Although these loans and leases are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and leases and the financial condition of these borrowers.

DEPOSITS

Deposits totaled $6.7 billion at September 30, 1998, down $173.9 million from December 31, 1997. The decrease reflects a $477.1 million decrease in higher-rate certificates, and includes the effects of the previously described branch sales. Lower interest-cost checking, savings and money market deposits totaled $3.6 billion, up $303.1 million from year-end 1997, and comprised 53.6% of total deposits at September 30, 1998. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The Company's weighted-average rate for deposits, including non-interest bearing deposits, decreased to 3.08% at September 30, 1998, from 3.42% at December 31, 1997. This decrease reflects growth in lower interest-cost checking, savings and money market deposits, decreases in rates paid on such deposits, and a lower proportion of higher-rate certificates at September 30, 1998 than at December 31, 1997.

BORROWINGS

Borrowings totaled $2.2 billion as of September 30, 1998, up $432.8 million from year-end 1997. The increase was primarily due to increases of $258.9 million in FHLB advances, $45.8 million in securities sold under repurchase agreements, $114.8 million in treasury, tax and loan notes and $59.5 million in TCF's bank line of credit, partially offset by a decrease of $39.3 million in discounted lease rentals. The increase in FHLB advances and securities sold under repurchase agreements reflects the previously mentioned purchase of $671.4 million in securities available for sale in the third quarter of 1998. The weighted-average rate on borrowings decreased to 6.02% at September 30, 1998, from 6.43% at December 31, 1997. At September 30, 1998, borrowings with a maturity of one year or less totaled $1 billion.

STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 1998 was $869.4 million, or 8.8% of total assets, down from $953.7 million, or 9.8% of total assets, at December 31, 1997. The decrease in stockholders' equity is primarily due to the repurchase of 5,618,500 shares of TCF's common stock at a cost of $165.7 million and the payment of $40.9 million in common stock dividends, partially offset by net income of $116.7 million for the first nine months of 1998.

On January 19, 1998, TCF's Board of Directors (the "Board") authorized the repurchase of up to 5% of TCF's common stock, or approximately 4.6 million shares. On June 22, 1998, the Board authorized another repurchase of up to 5% of TCF's common stock, or approximately 4.5 million shares. TCF purchased a total of 5,618,500 shares of common stock under these plans during the first nine months of 1998. TCF has remaining authorization of 3.5 million shares under its June 22, 1998 5% stock repurchase program.

During the third quarter of 1998, loans totaling $6.4 million were made by TCF to the Executive Deferred Compensation Plan trustee on a nonrecourse basis to purchase shares of TCF common stock for the accounts of participants. The loans are repayable over five years, bear interest of 7.41% and are secured by the shares of TCF common stock purchased with the loan proceeds. These loans are reflected as a reduction of stockholders' equity as required by generally accepted accounting principles.

On October 19, 1998, TCF announced a quarterly dividend of 16.25 cents per common share, payable on November 30, 1998 to shareholders of record as of November 6, 1998.

At September 30, 1998, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the Federal Reserve Board and the Federal Deposit Insurance Corporation Improvement Act of 1991.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. A derivative may be designated as a hedge of an exposure to changes in the fair value of a recognized asset or liability, an exposure to variable cash flows of a forecasted transaction, or a foreign currency exposure. The accounting for gains and losses associated with changes in the fair value of a derivative and the impact on TCF's consolidated statements will depend on its hedge designation and whether the hedge is highly effective in offsetting changes in the fair value or cash flows of the underlying hedged item. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is too early to predict what effect, if any, the statement will have on TCF.

FORWARD-LOOKING INFORMATION

There are a number of important factors which could cause TCF's future results to differ materially from historical performance and which make any forward-looking statements about TCF's financial results subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes; adverse economic developments which may increase default and delinquency risks in TCF's loan and lease portfolios or lead to other adverse developments; increases in bankruptcy filings by TCF's loan and lease customers; shifts in interest rates which may result in shrinking interest margins, increased borrowing costs or other adverse developments; deposit outflows; interest rates on competing investments; demand for financial services and loan and lease products; increases in competition in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; inflation; changes in the quality or composition of TCF's loan, lease and investment portfolios; adverse changes in securities markets; results of litigation or other significant uncertainties. TCF's year 2000 compliance initiatives or other required technological changes are subject to certain uncertainties which may delay or increase the cost of implementation. To some extent, TCF's operations will be dependent on the year 2000 compliance achieved by outside vendors, borrowers and government agencies or instrumentalities such as the Federal Reserve System, and also on the cooperation of such parties in testing the effectiveness of compliance initiatives. TCF's 1997 and 1998 acquisitions (and its commitment to construct additional Jewel-Osco branches in future periods) are subject to additional uncertainties, including the possible failure to fully realize anticipated benefits from the transactions. Significant uncertainties in such transactions include lower than expected income or revenue or higher than expected operating costs; greater than expected costs or difficulties related to the integration and retention of employees of the acquired business operations; and other unanticipated occurrences which may increase the costs related to the transactions or decrease the expected financial benefits of the transactions.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                            Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
-------------------------------------------------------------------------------

                                           At           At         At            At             At             At           At
(Dollars in thousands                   Sept. 30,    June 30,   March 31,      Dec. 31,      Sept. 30,      June 30,    March 31,
 except per-share data)                   1998         1998       1998          1997           1997           1997         1997
---------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL
  CONDITION DATA:
Total assets                           $9,900,439   $9,393,060  $9,664,849    $9,744,660    $9,796,154     $7,403,760   $7,317,584
Investments (1)                           135,491      122,888     246,364       129,612       130,261         82,098       60,458
Securities available for sale           1,673,722    1,122,490   1,306,853     1,426,131     1,628,126      1,181,126    1,242,457
Loans and leases                        7,092,639    7,103,686   7,036,646     7,069,188     7,052,032      5,382,356    5,354,941
Deposits                                6,733,368    6,741,288   6,925,024     6,907,310     6,976,687      5,243,574    5,291,894
Borrowings                              2,159,948    1,617,240   1,631,021     1,727,152     1,754,445      1,349,369    1,273,411
Stockholders' equity                      869,426      906,485     948,070       953,680       919,952        701,063      626,716

----------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                         Sept. 30,    June 30,    March 31,     Dec. 31,     Sept. 30,       June 30,     March 31,
                                            1998        1998        1998          1997         1997            1997          1997
----------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                          $185,229     $186,903    $191,476      $198,739      $173,253       $157,242     $153,380
Interest expense                           80,605       79,606      82,324        87,725        73,399         64,605       63,289
                                         --------     --------    --------      --------      --------       --------     --------
   Net interest income                    104,624      107,297     109,152       111,014        99,854         92,637       90,091
Provision for credit losses                 4,544        2,882       5,934         5,859         6,341          4,097        1,498
                                         --------     --------    --------      --------      --------       --------     --------
   Net interest income after
       provision for credit losses        100,080      104,415     103,218       105,155        93,513         88,540       88,593
                                         --------     --------    --------      --------      --------       --------     --------
Non-interest income:
   Gain on sale of loan servicing           2,414          -           -             -             -              -          1,622
   Gain (loss) on sale of securities
       available for sale                     (43)       1,787         502         3,179         2,852          1,093        1,385
   Gain on sale of joint venture
       interest                               -            -         5,580           -             -              -            -
   Gain on sale of branches                   226        4,260       2,048           742        10,635          2,810          -
   Other non-interest income               71,263       63,531      57,810        55,634        53,917         49,051       43,748
                                         --------     --------    --------      --------      --------       --------     --------
       Total non-interest income           73,860       69,578      65,940        59,555        67,404         52,954       46,755
                                         --------     --------    --------      --------      --------       --------     --------
Non-interest expense:
   Amortization of goodwill and other
     intangibles                            2,828        2,826       2,916         2,844        10,559          1,161        1,193
   Other non-interest expense             109,054      102,857      98,453        95,082        87,794         82,982       79,947
                                         --------     --------    --------      --------      --------       --------     --------
       Total non-interest expense         111,882      105,683     101,369        97,926        98,353         84,143       81,140
                                         --------     --------    --------      --------      --------       --------     --------
   Income before income tax expense        62,058       68,310      67,789        66,784        62,564         57,351       54,208
Income tax expense                         25,477       28,110      27,895        26,895        25,354         22,416       21,181
                                         --------     --------    --------      --------      --------       --------     --------
   Net income                            $ 36,581     $ 40,200    $ 39,894      $ 39,889      $ 37,210       $ 34,935     $ 33,027
                                         --------     --------    --------      --------      --------       --------     --------
                                         --------     --------    --------      --------      --------       --------     --------

Per common share:
       Basic earnings                    $    .42     $    .45    $    .44      $    .44      $    .44       $    .43     $    .41
                                         --------     --------    --------      --------      --------       --------     --------
                                         --------     --------    --------      --------      --------       --------     --------
       Diluted earnings                  $    .42     $    .45    $    .43      $    .43      $    .43       $    .42     $    .40
                                         --------     --------    --------      --------      --------       --------     --------
                                         --------     --------    --------      --------      --------       --------     --------
       Diluted cash earnings (3)         $    .44     $    .48    $    .49      $    .46      $    .51       $    .43     $    .41
                                         --------     --------    --------      --------      --------       --------     --------
                                         --------     --------    --------      --------      --------       --------     --------
       Dividends declared                $  .1625     $  .1625    $   .125      $   .125      $   .125       $   .125     $ .09375
                                         --------     --------    --------      --------      --------       --------     --------
                                         --------     --------    --------      --------      --------       --------     --------

FINANCIAL RATIOS:
Return on average assets (2)                 1.54%        1.69%       1.66%         1.63%         1.80%          1.90%        1.82%
Cash return on average assets (2)(3)         1.64         1.84        1.86          1.73          2.13           1.95         1.87
Return on average realized common
   equity (2)                               16.75        17.52       16.99         17.28         19.37          21.35        21.26
Return on average common equity (2)         16.58        17.37       16.83         17.10         19.20          21.37        21.26
Cash return on average tangible
   equity (2)(3)                            22.48        23.73       23.78         23.09         25.94          23.48        23.35
Average total equity to average assets       9.28         9.75        9.83          9.53          9.38           8.91         8.56
Net interest margin (2)(4)                   4.82         4.94        4.94          4.93          5.24           5.41         5.31

---------------------------------
(1) Includes interest-bearing deposits with banks, federal funds sold, U.S. Government and other marketable securities held to maturity, FRB stock and FHLB stock.
(2)  Annualized.
(3) Excludes amortization and reduction of goodwill and deposit base intangibles.
(4)  Net interest income divided by average interest-earning assets.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Supplementary Information (Continued)

           Consolidated Average Balance Sheets, Interest and Dividends
              Earned or Paid, and Related Interest Yields and Rates

                                                    Nine Months Ended September 30,
                           --------------------------------------------------------------------------------
                                            1998                                    1997
                           ---------------------------------------- ---------------------------------------
                                                      Interest                                Interest
                              Average                Yields and      Average                 Yields and
(Dollars in thousands)        Balance  Interest(1)    Rates(2)       Balance   Interest(1)    Rates (2)
                              -------  -----------   ----------      -------   -----------   -----------
Assets:
Securities available
  for sale (3)             $1,279,872   $   66,573       6.94%    $1,257,257   $   67,562         7.17%
                           ----------   ----------                ----------   ----------

Loans held for sale           199,286       10,655       7.13        202,903       11,338         7.45
                           ----------   ----------                ----------   ----------

Loans and leases:
  Residential real
    estate                  3,671,236      201,800       7.33      2,356,250      138,406         7.83
  Commercial real estate      839,638       56,066       8.90        851,284       57,684         9.03
  Commercial business         260,196       16,587       8.50        198,637       13,126         8.81
  Consumer                  1,933,632      166,785      11.50      1,817,742      163,902        12.02
  Lease financings            376,538       36,911      13.07        326,257       27,722        11.33
                           ----------   ----------                ----------   ----------
    Total loans and
      leases (4)            7,081,240      478,149       9.00      5,550,170      400,840         9.63
                           ----------   ----------                ----------   ----------

Investments:
  Interest-bearing
    deposits with banks         3,414          145       5.66         13,430          561         5.57
  Federal funds sold           59,910        2,491       5.54          2,175           91         5.58
  U.S. Government and
    other marketable
    securities held
    to maturity                 4,143          174       5.60          3,943          155         5.24
  FHLB stock                   82,202        4,385       7.11         52,929        2,895         7.29
  FRB stock                    23,080        1,036       5.98          9,646          433         5.99
                           ----------   ----------                ----------   ----------
    Total investments         172,749        8,231       6.35         82,123        4,135         6.71
                           ----------   ----------                ----------   ----------
      Total interest-
        earning assets      8,733,147      563,608       8.60      7,092,453      483,875         9.10
                                        ----------       ----                     -------         ----
   Other assets (5)           817,553                                540,444
                           ----------                             ----------
     Total assets          $9,550,700                             $7,632,897
                           ----------                             ----------
                           ----------                             ----------

Liabilities and
  Stockholders' Equity:
    Non-interest bearing
    deposits               $  985,558                             $  765,766
                           ----------                             ----------
    Interest-bearing
      deposits:
      Checking                664,491        5,175       1.04        531,057        4,390         1.10
      Passbook and
        statement           1,134,941       14,769       1.74        836,382       11,959         1.91
      Money market            699,517       15,676       2.99        647,722       15,096         3.11
      Certificates          3,322,605      128,510       5.16      2,604,886      104,104         5.33
                           ----------   ----------                ----------   ----------
      Total interest-
        bearing
        deposits            5,821,554      164,130       3.76      4,620,047      135,549         3.91
                           ----------   ----------                ----------   ----------
Borrowings:
  Securities sold under
    repurchase agree-
    ments and federal
    funds purchased           111,863        4,950       5.90        395,367       16,939         5.71
  FHLB advances             1,275,914       56,193       5.87        676,794       29,649         5.84
  Discounted lease
    rentals                   212,390       12,973       8.14        218,344       13,594         8.30
  Subordinated debt            30,099        2,376      10.53         38,949        2,537         8.68
  Other borrowings             39,713        1,913       6.42         64,125        3,025         6.29
                           ----------   ----------                ----------   ----------
    Total borrowings        1,669,979       78,405       6.26      1,393,579       65,744         6.29
                           ----------   ----------                ----------   ----------
      Total interest-
        bearing
        liabilities         7,491,533      242,535       4.32      6,013,626      201,293         4.46
                                        ----------       ----                  ----------         ----
Other liabilities (5)         156,585                                170,017
                           ----------                             ----------
  Total liabilities         8,633,676                              6,949,409
Stockholders' equity (5)      917,024                                683,488
                           ----------                             ----------
  Total liabilities
    and stockholders'
    equity                 $9,550,700                             $7,632,897
                           ----------                             ----------
                           ----------                             ----------
Net interest income                     $  321,073                             $  282,582
                                        ----------                             ----------
                                        ----------                             ----------
Net interest-rate spread                                 4.28%                                    4.64%
                                                         ----                                     ----
                                                         ----                                     ----
Net interest margin                                      4.90%                                    5.31%
                                                         ----                                     ----
                                                         ----                                     ----

(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $112,000 and $158,000 was recognized during the nine months ended September 30, 1998 and 1997, respectively.
(2) Annualized.
(3) Average balance and yield of securities available for sale is based upon the historical amortized cost balance.
(4) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5) Average balance is based upon month-end balances.

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

On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 116 S.Ct. 2432 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings have since been tried before the Court of Federal Claims on the issue of damages. One of these trials commenced on February 24, 1997, the submission of evidence at trial was completed in April 1998, post-trial briefing was completed in the summer of 1998, and final arguments were heard in September of this year. The Court of Federal Claims has not yet determined the amount, if any, that the plaintiff may recover in damages from the government's breach of contract. The other case settled in June 1998. In connection with the trials in those cases, the Court of Federal Claims in December of 1996 denied the government's motion seeking to preclude the plaintiffs in these cases from offering evidence regarding the scope and extent of any lost profits they suffered as a result of the government's breach.

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

The government has indicated that it will have a number of affirmative defenses against goodwill litigation filed against it. The TCF Minnesota and Great Lakes Michigan actions involve a variety of different types of transactions, contracts and contract provisions. There can be no assurance that the U.S. Supreme Court decision in WINSTAR or the Court of Federal Claims' recent decision in CALIFORNIA FEDERAL will mean that a similar result would be obtained in the actions filed by TCF Minnesota and Great Lakes Michigan. There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or Great Lakes Michigan or, even if a determination favorable to TCF Minnesota or Great Lakes Michigan is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota's or Great Lakes Michigan's claim. Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota's or Great Lakes Michigan's cases, and investors should not anticipate any recovery.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

The Securities and Exchange Commission has amended its Rule 14a-4, which governs the use by the Company of its discretionary voting authority with respect to certain shareholder proposals. Pursuant to this amendment, the Company's proxy card for its 1999 annual meeting of shareholders may confer discretionary authority on any matter as to which the Company does not receive notice by at least sixty days prior to the date of the 1999 annual meeting.

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






                                   TCF FINANCIAL CORPORATION




                                               /s/ Neil W. Brown
                                    ----------------------------------------
                                    Neil W. Brown, Executive Vice President,
                                     Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)





                                             /s/ Mark R. Lund
                                    ------------------------------------
                                    Mark R. Lund, Senior Vice President,
                                     Assistant Treasurer and Controller
                                       (Principal Accounting Officer)




Dated:  November 12, 1998

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

     10(c)        Amended and Restated TCF Financial Corporation
                  Executive Deferred Compensation Plan effective
                  November 1, 1998.

     10(d)        Amended and Restated Trust Agreement for TCF
                  Financial Corporation Executive Deferred
                  Compensation Plan effective September 1,
                  1998; amendment adopted effective November 1, 1998.

     10(m) Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997, No. 0-16431]; amendment adopted effective September
                  30, 1998.

     10(o)        TCF Financial Corporation Senior Officer Deferred
                  Compensation Plan as amended and restated effective November 1, 1998.

     10(p)        Amended and Restated Trust Agreement for TCF
                  Financial Corporation Senior Officer Deferred
                  Compensation Plan effective September 1, 1998;
                  amendment adopted effective November 1, 1998.

     10(q) Directors Stock Program [incorporated by reference to Program filed with registrant's definitive proxy statement dated March 22, 1996, No. 0-16431];
                  amendment adopted June 20, 1998.

     10(v) TCF Directors Deferred Compensation Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 15, 1995, No. 0-16431], as amended October 22, 1996
                  [incorporated by reference to Exhibit 10(x) to TCF Financial Corporation's Annual Report on
                  Form 10-K for the year ended December 31, 1996,
                  No. 0-16431]; amendment adopted effective
                  September 30, 1998.

     11           Computation of Earnings Per Common Share.