Form 10-K
period 1998-12-31
TCF FINANCIAL CORP
filed 1999-03-31
CIK 814184

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                              For the fiscal year ended
                                  December 31, 1998

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

              9.50% WINTHROP RESOURCES CORPORATION SENIOR NOTES DUE 2003
                                   (Title of class)
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 17, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was $1,962,929,304.

     As of March 17, 1999, there were outstanding 84,287,203 shares of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Specific portions of the registrant's annual report to shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV hereof.

     Specific portions of the registrant's definitive proxy statement dated March 31, 1999 are incorporated by reference into Part III hereof.

                                  TABLE OF CONTENTS


                                        PART I
                                                                            PAGE
                                                                            ----
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
            Forward-Looking Information. . . . . . . . . . . . . . . . . .    1
            General. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
            Lending Activities . . . . . . . . . . . . . . . . . . . . . .    2
            Investment Activities. . . . . . . . . . . . . . . . . . . . .    6
            Sources of Funds . . . . . . . . . . . . . . . . . . . . . . .    6
            Other Information. . . . . . . . . . . . . . . . . . . . . . .    8
               Activities of Subsidiaries of TCF Financial . . . . . . . .    8
               Recent Accounting Developments. . . . . . . . . . . . . . .    8
               Competition . . . . . . . . . . . . . . . . . . . . . . . .    9
               Employees . . . . . . . . . . . . . . . . . . . . . . . . .    9
            Regulation . . . . . . . . . . . . . . . . . . . . . . . . . .    9
            Taxation . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .   15
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .   16


                                       PART II

Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters. . . . . . . . . . . . . . . .   16
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . .   17
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . .   17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk . . .   17
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . .   17
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure . . . . . . . . . . . . . . . . . . . . .   17


                                       PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . .   17
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .   17
Item 12.  Security Ownership of Certain Beneficial Owners and Management .   18
Item 13.  Certain Relationships and Related Transactions . . . . . . . . .   18


                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.   18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

Index to Consolidated Financial Statements . . . . . . . . . . . . . . . .   20

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20


                                        PART I

ITEM 1.   BUSINESS

                             FORWARD-LOOKING INFORMATION

     There are a number of important factors which could cause TCF Financial Corporation's ("TCF" or the "Company") future results to differ materially from historical performance and which make any forward-looking statements about TCF's financial results subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes; adverse economic developments which may increase default and delinquency risks in TCF's loan and lease portfolios or lead to other adverse developments; increases in bankruptcy filings by TCF's loan and lease customers; adverse credit losses or other unfavorable developments in the liquidation or other disposition of TCF's consumer finance automobile loan portfolio; shifts in interest rates which may result in shrinking interest margins, increased borrowing costs or other adverse developments; deposit outflows; interest rates on competing investments; demand for financial services and loan and lease products; increases in competition in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; inflation; changes in the quality or composition of TCF's loan, lease and investment portfolios; adverse changes in securities markets; results of litigation or other significant uncertainties. TCF's Year 2000 compliance initiatives or other required technological changes are subject to certain uncertainties which may delay or increase the cost of implementation. To some extent, TCF's operations will be dependent on the Year 2000 compliance achieved by outside vendors, borrowers and government agencies or instrumentalities such as the Federal Reserve System, and also on the cooperation of such parties in testing the effectiveness of compliance initiatives. TCF's 1997 and 1998 acquisitions (and its commitment to construct additional Jewel-Osco branches in future periods) are subject to additional uncertainties, including the possible failure to fully realize anticipated benefits from the transactions. Significant uncertainties in such transactions include lower than expected income or revenue or higher than expected operating costs; greater than expected costs or difficulties related to the integration and retention of employees of the acquired business operations; and other unanticipated occurrences which may increase the costs related to the transactions or decrease the expected financial benefits of the transactions.

                                   GENERAL

     TCF, a Delaware corporation based in Minneapolis, Minnesota, with $10.2 billion in assets, is the holding company of four federally chartered national banks, TCF National Bank Minnesota ("TCF Minnesota"), TCF National Bank Illinois ("TCF Illinois"), TCF National Bank Wisconsin ("TCF Wisconsin") and Great Lakes National Bank Michigan ("Great Lakes Michigan"), and one bank holding company, TCF Colorado Corporation, which is the holding company of a federally chartered national bank, TCF National Bank Colorado ("TCF Colorado"). Unless otherwise indicated, references herein to TCF include its direct and indirect subsidiaries. TCF Minnesota, TCF Illinois, TCF Wisconsin, Great Lakes Michigan, and TCF Colorado are collectively referred to herein as the "TCF Banks." References herein to the "Holding Company" or "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. Where information is incorporated in this report by reference to TCF's 1998 Annual Report, only those portions specifically identified are so incorporated.

     TCF has positioned the TCF Banks as "community banks" focusing on lending, deposit products and other services offered in their local markets. TCF's strategic emphasis on retail banking has allowed it to fund its assets primarily with retail core deposits, minimize wholesale borrowings and lower its interest-rate risk. In its local market and elsewhere, TCF Minnesota is also engaged in commercial leasing.

     TCF significantly expanded its retail banking franchise in recent periods and had 311 retail banking branches at December 31, 1998. In the past three years, TCF opened 147 new branches, of which 128 were supermarket branches. This expansion includes TCF's January 30, 1998 acquisition of 76 branches and 178 automated teller machines ("ATM") in Jewel-Osco stores in the Chicago area previously operated by Bank of America. TCF anticipates opening approximately 40 new branches in 1999, and additional branches in subsequent years, including approximately 25 Jewel-Osco supermarket branches per year in subsequent years until branches have been installed in all targeted stores, including newly constructed stores.

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

     Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. TCF's non-interest income in future periods may be negatively impacted by pending state and federal legislative proposals, which, if enacted, could limit loan, deposit or other fees and service charges. See "FORWARD-LOOKING INFORMATION," and "Financial Review -- Financial Condition - Legislative and Regulatory Developments" on page 26 of TCF's 1998 Annual Report, incorporated herein by reference, for additional information.

     On January 30, 1998, TCF Illinois completed its acquisition of 76 branches in Jewel-Osco stores in the Chicago area previously operated by Bank of America. TCF Illinois converted existing deposits by offering TCF Illinois products to Bank of America customers and acquired the related fixed assets and 178 ATMs located in Jewel-Osco stores. TCF accounted for the acquisition using the purchase method of accounting. Additional information concerning this and other acquisitions is set forth in "Financial Review -- Results of Operations - Performance Summary" on page 14 and in Note 2 of Notes to Consolidated Financial Statements on page 37 of TCF's 1998 Annual Report, incorporated herein by reference.

     TCF operated 79 bank branches in Minnesota at December 31, 1998. The Company also operated 128 bank branches in Illinois, 31 in Wisconsin, 64 in Michigan and 9 in Colorado at December 31, 1998. TCF strives to develop innovative banking products and services. Of TCF's 311 bank branches, 160 were "in-store" bank branches at December 31, 1998. These in-store bank branches provide TCF with the opportunity to sell its consumer products and services, including deposits and loans, at a relatively low entry cost and feature extended hours, including Saturdays and Sundays. TCF's "Totally Free"-SM- checking accounts and other deposit products provide it with a significant source of low-interest cost funds and fee income. TCF has expanded its ATM network to 1,431 machines at December 31, 1998, and offers its customers an automated telephone banking system.

     Federal legislation imposes numerous legal and regulatory requirements on financial institutions. Among the most significant of these requirements are minimum regulatory capital levels and enforcement actions that can be taken by regulators when an institution's regulatory capital is deemed to be inadequate. TCF and each of the TCF Banks currently exceed all of the current minimum and well-capitalized regulatory capital requirements. See "REGULATION."

     As federally chartered national banks, the TCF Banks are subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC") and, in certain cases, by the Federal Deposit Insurance Corporation ("FDIC"). The TCF Banks' deposits are insured to $100,000 by the FDIC, and as such these institutions are subject to regulations promulgated by the FDIC. The TCF Banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago, Topeka and/or Indianapolis, and are also member banks within their respective Federal Reserve districts. TCF Financial is a bank holding company and is subject to regulation and examination by the Federal Reserve Board ("FRB"). See "REGULATION -- Regulation of TCF Financial and Affiliate and Insider Transactions."

The executive offices of TCF Financial are located at 801 Marquette Avenue, Minneapolis, Minnesota 55402.

The following description includes detailed information regarding the business of TCF and its subsidiaries.

                              LENDING ACTIVITIES

GENERAL

     TCF's lending activities reflect its community banking philosophy, emphasizing loans to individuals and small to medium-sized businesses in its primary market areas in Minnesota, Illinois, Wisconsin and Michigan. TCF is also engaged in lease financing and has expanded its consumer lending operations in recent years.

     See "Financial Review -- Financial Condition - Loans and Leases" on pages 21 and 22, Note 7 of Notes to Consolidated Financial Statements on pages 39 and 40 and "Other Financial Data" on pages 58 through 61 of TCF's 1998 Annual Report, incorporated herein by reference, for additional information regarding TCF's loan and lease portfolios.

RESIDENTIAL REAL ESTATE LENDING

     TCF's residential mortgage loan originations (first mortgage loans for the financing of one- to four-family homes) are predominantly secured by properties in Minnesota, Illinois, Wisconsin and Michigan. TCF engages in both adjustable-rate and fixed-rate residential real estate lending. Adjustable-rate residential real estate loans held in TCF's portfolio totaled $2.1 billion at December 31, 1998, compared with $2.2 billion at December 31, 1997. Loan originations by TCF Mortgage Corporation ("TCF Mortgage"), a wholly owned subsidiary of TCF Minnesota, include loans purchased from loan correspondents.

     TCF sells certain residential real estate loans in the secondary market, primarily on a nonrecourse basis. TCF retains servicing rights for the majority of the loans it sells into the secondary market. These sales provide additional funds for loan originations and also generate fee income. TCF may also from time to time purchase or sell servicing rights on residential real estate loans. At December 31, 1998 and 1997, TCF serviced for others $3.7 billion and $4.4 billion, respectively, in residential real estate loans. During 1998 and 1997, TCF sold servicing rights on $200.4 million and $144.7 million of loans serviced for others at net gains of $2.4 million and $1.6 million, respectively. There were no sales of servicing rights on loans serviced for others during 1996.

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

     TCF Mortgage and the TCF Banks generally adhere to Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Veterans Administration ("VA") or Federal Housing Administration ("FHA") guidelines in originating residential real estate loans. TCF generally requires that all conventional first mortgage real estate loans with loan-to-value ratios in excess of 80% carry private mortgage insurance.

CONSUMER LENDING

     TCF makes consumer loans for personal, family or household purposes, such as debt consolidation or the financing of home improvements, automobiles, vacations and education. Total consumer loans for the TCF Banks totaled $1.9 billion at December 31, 1998, with $903.2 Million, or 48%, having fixed interest rates and $973.4 million, or 52%, having adjustable interest rates. The following discussion provides additional information on TCF's consumer lending operations.

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

     In December 1998, TCF restructured its consumer finance company operations, including the discontinuation of indirect automobile lending, the consolidation of offices and a renewed focus on home equity lending. TCF recorded a pretax charge of $1.8 million for the reorganization and increased the provision for credit losses by $3.9 million from the 1997 fourth quarter, primarily in connection with the finance company automobile loan portfolio. In the states where the Company's banks operate (Minnesota, Illinois, Wisconsin, Michigan and Colorado), the finance company operations were combined with the banks, and 25 of the 30 finance company offices were closed. Of the 23 offices in other states,

17 remain open as loan production offices of TCF Minnesota and the remainder were closed. Additionally, TCF reorganized its loan collection operations related to the remaining consumer finance automobile loan portfolio. Previously such collection activities were handled centrally in Pensacola, Florida for loans up to 30-days delinquent and by the branch from which the loans were originated for loans over 30-days delinquent. Beginning in December 1998, all collection operations for these loans were centralized in Minneapolis, Minnesota and Pensacola, Florida. At December 31, 1998, consumer finance automobile loans totaled $233.9 million, compared with $292.6 million at December 31, 1997. For additional information on consumer lending, including TCF's consumer finance company operations, see "Financial Review -- Financial Condition - Loans and Leases" on pages 21 and 22 of TCF's 1998 Annual Report, incorporated herein by reference.

     TCF originates student loans for resale. TCF had $138.3 million of education loans held for sale at December 31, 1998, compared with $135.3 million at December 31, 1997. TCF generally retains the student loans it originates until they are fully disbursed. Under a forward commitment agreement with the Student Loan Marketing Association ("SLMA"), TCF can sell the student loans to SLMA once they are fully disbursed, but must sell the student loans to SLMA before they go into repayment status. These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF. TCF's future student loan origination activity will be dependent on continued support of guaranteed student loan programs by the U.S. Government and TCF's ability to continue to sell such loans to SLMA or other parties. Recent federal legislation has limited the role of private lenders in originating student loans, and this may reduce the volume of TCF's student loan originations in future periods.

COMMERCIAL REAL ESTATE LENDING

     TCF currently originates longer-term loans on commercial real estate and, to a lesser extent, shorter-term construction loans. TCF is endeavoring to increase its originations of commercial real estate loans to creditworthy borrowers based in its primary markets. TCF may also engage in commercial real estate loan brokerage activity. At December 31, 1998, adjustable-rate loans represented 83% of commercial real estate loans outstanding. At December 31, 1998, TCF had a total of 1,549 outstanding commercial real estate loans secured by properties located in its primary markets. Of this total, 219 loans totaling $474.1 million had balances exceeding $1 million. See "Financial Review -- Financial Condition - Loans and Leases" on pages 21 and 22 of TCF's 1998 Annual Report, incorporated herein by reference, for information regarding the types of properties securing TCF's commercial real estate loans.

     At December 31, 1998, TCF's commercial construction and development loan portfolio totaled $92.4 million. Construction and permanent commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

COMMERCIAL BUSINESS LENDING

     TCF engages in general commercial business lending. Commercial business loans may be secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis. TCF is seeking to expand its commercial business lending activity by lending to small and medium-sized businesses. TCF's commercial business lending activities encompass loans with a broad variety of purposes, including corporate working capital loans and loans to finance the purchase of equipment or other acquisitions. TCF also makes loans to individuals who use the funds for business or personal purposes. As part of its commercial business and commercial real estate lending activities, TCF also issues standby letters of credit. At December 31, 1998, TCF had 81 such standby letters of credit outstanding in the aggregate amount of $45.3 million.

     Recognizing the generally increased risks associated with commercial business lending, TCF originates commercial business loans in order to increase its short-term, variable-rate asset base and to contribute to its profitability through the higher rates earned on these loans and the marketing of other bank products. TCF concentrates on originating commercial business loans primarily to middle-market companies based in its primary markets with borrowing requirements of less than $15 million. Substantially all of TCF's commercial business loans outstanding at December 31, 1998 were to borrowers based in its primary markets.

LEASE FINANCING

     TCF provides a range of comprehensive lease finance products addressing the financing needs of diverse companies through three product groups. The Value Added Lease, which has been TCF's primary focus, generally has a term from two to five years and is entered into with large organizations (generally corporations with revenue of $50 million or more). Such leases typically range from $250,000 to $20 million and cover high-technology and other business-essential equipment. These leases are flexible in structure to accommodate equipment additions and upgrades to meet customers' changing needs. Small Ticket Leases are typically less than $250,000, have lease terms of between two and five years, and cover business-essential equipment. Leasing to small, growing businesses is inherently more risky than leasing to large, established corporations. The Enterprise Lease is designed to meet the needs of large corporations with influence over multiple business entities (for example, franchise operations). The Enterprise Lease integrates the Value Added Lease and the Small Ticket Lease for organizations in need of enterprise-wide equipment and systems solutions.

     TCF enters into standard lease agreements with each customer. TCF's leases are noncancelable "net" leases which contain provisions under which the customer, upon acceptance of the equipment, must make all lease payments regardless of any defects in the equipment and which require the customer to maintain and service the equipment, insure the equipment against casualty loss and pay all property, sales and other taxes related to the equipment. TCF typically retains ownership of the equipment it leases and, in the event of default by the customer, TCF, or the financial institution that has provided non-recourse financing for a particular lease, may declare the customer in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the equipment. Upon completion of the initial term of the lease, the customer may return the equipment to TCF, renew the lease for an additional term, or in certain circumstances purchase the equipment. If the equipment is returned to TCF, it is either re-leased to another customer or sold into the secondary-user marketplace.

     TCF internally funds certain leases, and consequently retains the credit risk on such leases. At December 31, 1998, TCF internally funded 53.7% of its lease portfolio, compared with 37.6% at December 31, 1997. TCF may arrange permanent financing of Value Added Leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates. The proceeds from the assignment of the lease rentals are equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the other financial institutions. Interest rates obtained under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the lease customer, the term of the lease and the prevailing interest rates. For a lease discounted on a non-recourse basis, the other financial institution has no recourse against TCF unless TCF is in default of the terms of the agreement under which the lease and the leased equipment are assigned to the other financial institution as collateral. The other financial institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the lease customer occur under the terms of the lease.

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

     The following table summarizes information about TCF's non-accrual, restructured and past due loans and leases:


                                                                               AT DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                      1998           1997           1996            1995          1994
                                                     ------         ------         ------          ------        ------
                                                                                 (IN MILLIONS)
  Non-accrual loans and leases                        $33.7          $36.8          $26.4           $44.3         $33.8
  Restructured loans                                      -            1.3            3.0             1.6           4.3
                                                     ------         ------         ------          ------        ------
    Total non-accrual and restructured
       loans and leases                               $33.7          $38.1          $29.4           $45.9         $38.1
                                                     ------         ------         ------          ------        ------
                                                     ------         ------         ------          ------        ------
  Accruing loans and leases 90 days or
    more past due                                     $   -          $   -          $   -           $  .7         $ 2.4
                                                     ------         ------         ------          ------        ------
                                                     ------         ------         ------          ------        ------


          The allowance for loan and lease losses is based upon management's periodic analysis of TCF's loan and lease portfolios. Although appropriate levels of reserves have been estimated based upon factors and trends identified by management, there can be no assurance that the levels are adequate. Economic stagnation or reversals in the economy could give rise to increasing risk of credit losses and necessitate an increase in the required level of reserves. The expansion of the Company's consumer lending operation, and the December 1998 reorganization of its consumer finance company operations, create increased exposure to increases in delinquencies, repossessions, foreclosures and losses that generally occur during economic downturns or recessions.

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

          Additional information concerning TCF's allowance for loan and lease losses is set forth in "Financial Review -- Financial Condition - Allowance for Loan and Lease Losses" on pages 22 and 23, in Note 1 of Notes to Consolidated Financial Statements on pages 35 through 37 of TCF's 1998 Annual Report and in Note 8 of Notes to Consolidated Financial Statements on page 40 of TCF's 1998 Annual Report, incorporated herein by reference.

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

     Information regarding the carrying values and fair values of TCF's investments and securities available for sale is set forth in Notes 4 and 5 of Notes to Consolidated Financial Statements on page 38 of TCF's 1998 Annual Report, incorporated herein by reference. Additional information regarding investments and securities available for sale is set forth in "Other Financial Data" on pages 58 through 61 of TCF's 1998 Annual Report, incorporated herein by reference.

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

     The composition of TCF's deposits has a significant impact on its cost of funds. TCF's marketing strategy emphasizes attracting deposits held in checking, regular savings and money market accounts. These accounts provide significant fee income and are a source of low-interest cost funds. Checking, savings and money market accounts comprised 56% of total deposits at December 31, 1998, up from 48% of total deposits at December 31, 1997. The increase reflects the impact of the Company's significant expansion of its retail banking franchise, including the acquisition of the Jewel-Osco branches. In addition, there were approximately 1.4 million retail checking, savings and money market accounts at December 31, 1998, compared with approximately 1.3 million and 1.1 million such accounts at December 31, 1997 and 1996, respectively.

     Information concerning TCF's deposits is set forth in "Financial
Review -- Financial Condition - Deposits" on page 25 and in Note 10 of Notes to Consolidated Financial Statements on page 42 of TCF's 1998 Annual Report, incorporated herein by reference.

BORROWINGS

     The FHLB System functions as a central reserve bank providing credit for financial institutions through a regional bank located within a particular financial institution's assigned region. TCF Banks are members of the FHLB System, and are required to own a minimum level of FHLB capital stock and are authorized to apply for advances on the security of such stock and certain of their loans and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. TCF's FHLB advances totaled $1.8 billion at December 31, 1998, compared with $1.3 billion at December 31, 1997. FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rates and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB's assessment of the institution's creditworthiness. As a result of the failure of a number of savings institutions and reductions in outstanding loans to its members, the FHLB system has become less profitable and its continued viability may depend upon its ability to attract new members.

     As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements ("reverse repurchase agreements") with the FHLMC or major investment bankers utilizing government securities or mortgage-backed securities as collateral. Reverse repurchase agreements totaled $367.3 million at December 31, 1998, compared with $112.2 million at December 31, 1997. Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a reverse repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and it is TCF's policy to enter into reverse repurchase agreements only with institutions with a satisfactory credit history.

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

     Information concerning TCF's FHLB advances, reverse repurchase agreements and other borrowings is set forth in "Financial Review -- Financial Condition - Borrowings" on page 25 and in Note 11 of Notes to Consolidated Financial Statements on pages 43 and 44 TCF's 1998 Annual Report, incorporated herein by reference.

                                OTHER INFORMATION

ACTIVITIES OF SUBSIDIARIES OF TCF FINANCIAL

     TCF's business operations include those conducted by direct and indirect subsidiaries of TCF Financial. During the year ended December 31, 1998, TCF's subsidiaries were principally engaged in the following activities:

     Mortgage Banking

     TCF Mortgage and Standard Financial Mortgage Corporation, a subsidiary of TCF Illinois, originate, purchase, sell and service residential mortgage loans. A subsidiary of TCF Mortgage was involved in a joint venture known as Burnet Home Loans with Burnet Mortgage Corporation, an affiliate of Burnet Realty Inc., for the origination of residential mortgage loans from offices of Burnet Realty. TCF sold its interest in the joint venture on February 13, 1998.

     Leasing

     Winthrop Resources Corporation ("Winthrop"), a subsidiary of TCF Minnesota, provides a range of comprehensive lease finance products. Winthrop leases high-technology and other business-essential equipment to customers ranging from large corporations to small, growing businesses.

     Annuities and Investment Services

     TCF Financial Insurance Agency, Inc., TCF Financial Insurance Agency Illinois, Inc., TCF Financial Insurance Agency Wisconsin, Inc., TCF Financial Insurance Agency Michigan, Inc., and TCF Financial Insurance Agency, Colorado, Inc. are insurance agencies engaging in the sale of fixed-rate, single premium tax-deferred annuities. TCF Securities, Inc. engages in the sale of non-proprietary mutual fund products, and in the sale of variable-rate, single premium tax-deferred annuities.

     Insurance, Title Insurance and Appraisal Services

     TCF Agency Minnesota, Inc., TCF Agency Wisconsin, Inc., TCF Agency Illinois, Inc., TCF Agency Colorado, Inc., TCF Agency Insurance Services, Inc. and Lakeland Group Insurance Agency, Inc. provide various types of insurance, principally credit-related, marketed primarily to TCF's customers. North Star Title, Inc. is a title insurance agent for several title insurance underwriters, operating primarily in Minnesota, Illinois, Wisconsin and Michigan, providing title insurance, real estate abstracting, and closing services to affiliates and third parties. North Star Real Estate Services, Inc. provides real estate appraisal services to its affiliates and to third parties.

RECENT ACCOUNTING DEVELOPMENTS

     There has been an ongoing review over many years of the accounting principles and practices used by financial institutions. This review is expected to continue by banking regulators, the Securities and Exchange Commission ("SEC"), the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants ("AICPA") and other organizations. As a result of this process, there have been new accounting pronouncements which have had an impact on TCF. Further developments may be forthcoming in light of this ongoing review process.

     In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Additional information on SFAS No. 130 is set forth in Note 1 of Notes to Consolidated Financial Statements on pages 35 through 37 of TCF's 1998 Annual Report, incorporated herein by reference.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Additional information on SFAS No. 131 is set forth in Note 1 of Notes to Consolidated Financial Statements on pages 35 through 37 and Note 20 of Notes to Consolidated Financial Statements on pages 54 through 56 of TCF's 1998 Annual Report, incorporated herein by reference.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Additional information on SFAS No. 132 is set forth in Note 1 of Notes to Consolidated Financial Statements on pages 35 through 37 and Note 18 of Notes to Consolidated Financial Statements on pages 51 and 52 of TCF's 1998 Annual Report, incorporated herein by reference.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Additional information on SFAS No. 133 is set forth in "Financial Review -- Financial Condition - Recent Accounting Developments" on page 25 of TCF's 1998 Annual Report, incorporated herein by reference.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - an amendment of SFAS No. 65." Additional information on SFAS No. 134 is set forth in "Financial Review -- Financial Condition - Recent Accounting Developments" on page 25 of TCF's 1998 Annual Report, incorporated herein by reference.

COMPETITION

     TCF Minnesota is the third largest depository institution headquartered in Minnesota. TCF Illinois, TCF Wisconsin, TCF Colorado and Great Lakes Michigan compete with a number of larger depository institutions in their market areas. The TCF Banks experience significant competition in attracting and retaining deposits and in lending funds. TCF believes the primary factors in competing for deposits are the ability to offer attractive rates and products, convenient office locations and supporting data processing systems and services. Direct competition for deposits comes primarily from other commercial banks, credit unions and savings institutions. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. The primary factors in competing for loans are interest rates, loan origination fees and the range of services offered. TCF competes for origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other leasing companies in the financing of high-technology and business-essential equipment.

EMPLOYEES

     As of December 31, 1998, TCF had approximately 7,000 employees, including 2,100 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, accident insurance, short- and long-term disability coverage, a pension plan and a shared contribution stock ownership-401(k) plan.

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

RECENT DEVELOPMENTS

     Federal legislation enacted in September 1996 addressed a funding shortfall that had resulted in a significant deposit insurance premium disparity between deposits insured under the Bank Insurance Fund ("BIF") and deposits insured under the Savings Association Insurance Fund ("SAIF"). This new legislation imposed a one-time special assessment on SAIF-insured institutions and provided a reduction in deposit insurance premiums in subsequent periods and other regulatory reforms. In other federal legislation enacted in 1996, the reserve method of accounting for thrift bad debt reserves was repealed, eliminating the recapture of a thrift's bad debt reserve under certain circumstances, including a thrift institution's conversion to a bank or similar charter changes. As a result of these legislative changes and to reflect TCF's community banking strategies, TCF's management elected to seek the conversion of the TCF Banks from federal savings banks to national banks.

     In April 1997, the TCF Banks became national banks (collectively, the "Bank Conversion") regulated by the OCC and TCF Financial became a bank holding company regulated by the FRB. As a result of these changes, TCF Financial and the TCF Banks ceased to be regulated by the Office of Thrift Supervision ("OTS"). Among other changes that took place in connection with the Bank Conversion, TCF Illinois and TCF Wisconsin became direct subsidiaries of TCF Financial as opposed to TCF Minnesota, and TCF's annuity and mutual fund sales operations became subsidiaries of the TCF Banks as opposed to TCF Financial.

REGULATORY CAPITAL REQUIREMENTS

     TCF Financial and the TCF Banks are subject to risk-based and leverage capital requirements of the FRB and the OCC, respectively. These requirements are described below. In addition, these regulatory agencies are required by law to take prompt action when institutions do not meet certain other minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defines five levels of capital condition, the highest of which is "well-capitalized," and requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or activity restrictions. Undercapitalized banks must also develop a capital restoration plan and the parent bank holding company is required to guarantee compliance with the plan. TCF Financial and the TCF Banks believe they would be considered "well-capitalized" under the FDICIA capital standards.

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

     TCF Financial is currently required to maintain (i) Tier 1 capital equal to at least four percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to eight percent of risk-weighted assets. The FRB also requires bank holding companies to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least three percent. Higher leverage ratio requirements (minimum additional capital of 100 to 200 basis points) are imposed for institutions that do not have the highest regulatory rating or that fail to meet certain other criteria. At December 31, 1998, TCF believes it met all these requirements. See Note 14 of Notes to Consolidated Financial Statements on page 47 of TCF's 1998 Annual Report, incorporated herein by reference. The FRB has not advised TCF of any specific minimum Tier 1 leverage ratio applicable to it.

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

     The OCC also imposes on the TCF Banks regulatory capital requirements that are substantially similar to those imposed by the FRB, and TCF believes each of the TCF Banks complied with OCC regulatory capital requirements at December 31, 1998.

     The FRB and the OCC also have adopted rules that could permit them to quantify and account for interest-rate risk exposure and market risk from trading activity and reflect these risks in higher capital requirements. New legislation, additional rulemaking, or changes in regulatory policies may affect future regulatory capital requirements applicable to TCF Financial and the TCF Banks. The ability of TCF Financial and the TCF Banks to comply with regulatory capital requirements may be adversely affected by legislative changes or future rulemaking or policies of their regulatory authorities, or by unanticipated losses or lower levels of earnings.

RESTRICTIONS ON DISTRIBUTIONS

     Dividends or other capital distributions from the TCF Banks to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial's other borrowings, or for its other cash needs. The TCF Banks' ability to pay dividends is heavily dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies. In general, the TCF Banks may not declare or pay a dividend to TCF Financial in excess of 100% of their net profits during a year combined with their retained net profits for the preceding two years without prior approval of the OCC. The TCF Banks' ability to make any capital distributions in the future may require regulatory approval and may be restricted by their regulatory authorities. The TCF Banks' ability to make any such distributions may also depend on their earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher than existing minimum capital requirements. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. In addition, tax considerations may limit the ability of the TCF Banks to make dividend payments in excess of their current and accumulated tax "earnings and profits" ("E&P"). Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates.

REGULATION OF TCF FINANCIAL AND AFFILIATE AND INSIDER TRANSACTIONS

     TCF Financial is subject to regulation as a bank holding company. It is required to register with the FRB and is subject to FRB regulations, examinations and reporting requirements relating to bank holding companies. As subsidiaries of a bank holding company, the TCF Banks are subject to certain restrictions in their dealings with TCF Financial and with other companies affiliated with TCF Financial, and also with each other.

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

ACQUISITIONS AND INTERSTATE OPERATIONS

     Under federal law, interstate merger transactions may be approved by federal bank regulators without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Act") by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches by banks are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions may also be subject to certain nationwide and statewide insured deposit maximum concentration levels.

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

     In addition to risk-based deposit insurance assessments, assessments may be imposed on deposits insured by either the BIF or the SAIF to pay for the cost of Financing Corporation ("FICO") funding. FICO assessment rates for 1998 ranged from $.0116 to $.0124 per $100 of deposits annually for BIF-assessable deposits and from $.0582 to $.0622 per $100 of deposits annually for SAIF-assessable deposits.

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

NATIONAL BANK INVESTMENT LIMITATIONS

     Permissible investments by national banks are limited by the National Bank Act and by rules of the OCC. The OCC adopted regulations in December 1996 that permit national banks to establish operating subsidiaries engaged in any activity that the OCC determines is incidental to banking. This rule would permit national bank subsidiaries to engage in activities that are traditionally associated with the business of banking, and would also permit certain activities not traditionally associated with banking. The OCC's operating subsidiary rule imposes certain supervisory limitations on subsidiaries engaged in activities that are not permitted for the parent bank, including notice and comment procedures for activities not previously approved, corporate governance requirements and certain supervisory requirements, including a regulatory capital deduction requirement and application of transactions with affiliates limitations.

FUTURE LEGISLATIVE AND REGULATORY CHANGE; LITIGATION AND ENFORCEMENT ACTIVITY

     There are a number of respects in which future legislative or regulatory change, or changes in enforcement practices or court rulings, could adversely affect TCF, and it is generally not possible to predict when or if such changes may have an impact on TCF. Legislative proposals for tax reform have sought the elimination of certain tax benefits for single premium annuities, which, if adopted, could impair TCF's ability to market annuity products. Recent legislation and administrative action has limited the role of private lenders in education loans and has adversely affected the profitablilty of student lending activity. TCF's non-interest income in future periods may be negatively impacted by pending state and federal legislative proposals which, if enacted, could limit loan, deposit or other fees and service charges. Financial institutions have also increasingly been the subject of private class action lawsuits challenging escrow account practices, private mortgage insurance requirements, the use of loan brokers and other practices.

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

OTHER LAWS AND REGULATIONS

     TCF is subject to a wide array of other laws and regulations, both federal and state, including, but not limited to, usury laws, the CRA and related regulations, the Equal Credit Opportunity Act and Regulation B, Regulation D reserve requirements, Regulation E Electronic Funds transfer requirements, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X, and the Truth-in-Savings Act and Regulation DD. TCF is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans made by lenders or on real estate that is owned by lenders following a foreclosure or otherwise. Although TCF's lending procedures include measures designed to limit lender liability for hazardous waste clean-up or other related liability, TCF has engaged in significant commercial lending activity, and lenders may be held liable for clean up costs relating to hazardous wastes under certain circumstances.

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

     See "Financial Review -- Results of Operations - Income Taxes" on page 20, Note 1 of Notes to Consolidated Financial Statements on pages 35 through 37 and Note 12 of Notes to Consolidated Financial Statements on pages 45 and 46 of TCF's 1998 Annual Report, incorporated herein by reference, for additional information regarding TCF's income taxes.

STATE TAXATION

     TCF and its subsidiaries that operate in Minnesota are subject to Minnesota state taxation. A Minnesota corporation's income or loss is allocated based on a three-factor apportionment of the corporation's Minnesota gross receipts, payroll and property over the total gross receipts, and payroll and property of all corporations in the unitary group. The corporate tax rate in Minnesota is 9.8%. The Minnesota Alternative Minimum Tax rate is 5.8%.

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

ITEM 2.   PROPERTIES

OFFICES

     At December 31, 1998, TCF owned the buildings and land for 113 of its bank branch offices, owned the buildings but leased the land for 5 of its bank branch offices and leased the remaining 193 bank branch offices, all of which are well maintained. The properties related to the bank branch offices owned by TCF had a depreciated cost of approximately $90.5 million at December 31, 1998. At December 31, 1998, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $13.6 million. In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $16.9 million at December 31, 1998. See Note 9 of Notes to Consolidated Financial Statements on pages 40 and 41 of TCF's 1998 Annual Report, incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, TCF is a party to legal proceedings arising out of its general lending and operating activities. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan collection activities. From time to time, borrowers have also brought actions against TCF, in some cases claiming substantial amounts in damages. Some financial services companies have recently been subjected to significant exposure in connection with class actions and/or suits seeking punitive damages. While the Company is not aware of any actions or allegations which should reasonably give rise to any material adverse effect, it is possible that the Company could be subjected to such a claim in an amount which could be material. Management, after review with its legal counsel, believes that the ultimate disposition of its litigation will not have a material effect on TCF's financial condition.

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

     On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 116 S.Ct. 2432 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings have since been tried before the Court of Federal Claims on the issue of damages, and the third was settled without trial. One of these trials commenced on February 24, 1997, the submission of evidence at trial was completed in April 1998, post-trial briefing was completed in the summer of 1998, and final arguments were heard in September of 1998. The Court of Federal Claims has not yet determined the amount, if any, that the plaintiff may recover in damages from the government's breach of contract. The other case which went to trial was settled in June 1998. In connection with the trials in those cases, the Court of Federal Claims in December

1996 denied the government's motion seeking to preclude the plaintiffs in these cases from offering evidence regarding the scope and extent of any lost profits they suffered as a result of the government's breach.

     On December 22, 1997, the Court of Federal Claims issued a decision finding the existence of contracts and governmental breaches of those contracts in four other "supervisory goodwill" cases, consolidated for purposes of that decision only under the title CALIFORNIA FEDERAL BANK V. UNITED STATES, 39 Fed Cl. 753 (1997). In reaching its decision, the Court of Federal Claims rejected a number of "common issue" defenses that the government has raised in a number of "supervisory goodwill" cases. In November 1998, the Court of Federal Claims issued another decision in the CALIFORNIA FEDERAL case prohibiting the plaintiff in that case from offering evidence as to a lost profits theory of damages. A two-month trial regarding the plaintiff's other damages theories in that case was concluded in early March 1999. No damages decision in that case has yet been rendered. In addition, the Court of Federal Claims has issued favorable liability decisions to the plaintiffs in several other "supervisory goodwill" cases, and a number of such cases are currently engaged in or about to commence trials on damages issues.

     The government has indicated that it will have a number of affirmative defenses against goodwill litigation filed against it. The TCF Minnesota and Great Lakes Michigan actions involve a variety of different types of transactions, contracts and contract provisions. There can be no assurance that the U.S. Supreme Court decision in WINSTAR or the Court of Federal Claims' recent decisions in CALIFORNIA FEDERAL and other cases will mean that a similar result would be obtained in the actions filed by TCF Minnesota and Great Lakes Michigan. There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or Great Lakes Michigan or, even if a determination favorable to TCF Minnesota or Great Lakes Michigan is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota's or Great Lakes Michigan's claim. Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota's or Great Lakes Michigan's cases, and investors should not anticipate any recovery.

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

                                                              DIVIDENDS
                                 HIGH           LOW            DECLARED
                                 ----           ---           ---------
     1998:
          First Quarter        $35 1/8         $29 1/4          $.1250
          Second Quarter        37 1/4          28 3/8           .1625
          Third Quarter         32 7/16         19 7/8           .1625
          Fourth Quarter        25 5/8          15 13/16         .1625

     1997:
          First Quarter        $23 3/4         $19 1/2          $.09375
          Second Quarter        25 3/16         18 3/4           .125
          Third Quarter         29 11/16        24 1/8           .125
          Fourth Quarter        34 3/8          27               .125

     As of March 17, 1999, there were approximately 11,000 record holders of TCF's common stock.

     The Board of Directors of TCF has not adopted a formal dividend policy. The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from the TCF Banks), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, the TCF Banks may not declare or pay a dividend to TCF in excess of 100% of their net profits for that year combined with their retained net profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of the TCF Banks to pay cash dividends or possible diminished earnings of the indirect subsidiaries of the Holding Company may limit the ability of the Holding Company to pay dividends in the future to holders of its common stock. See "REGULATION --Regulatory Capital Requirements," "REGULATION -- Restrictions on Distributions" and Note 13 of Notes to Consolidated Financial Statements on pages 46 and 47 of TCF's 1998 Annual Report, incorporated herein by reference. Federal income tax rules may also limit dividend payments under certain circumstances. See "TAXATION," and Note 12 of Notes to Consolidated Financial Statements on pages 45 and 46 of TCF's 1998 Annual Report, incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The Other Financial Data on pages 58 through 61 of TCF's 1998 Annual Report, presenting selected financial data, is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and related notes appearing on pages 30 through 57 of TCF's 1998 Annual Report, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Financial Review on pages 14 through 29 of TCF's 1998 Annual Report, presenting management's discussion and analysis of TCF's financial condition and results of operations, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk set forth on pages 26 through 29 of TCF's 1998 Annual Report are incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial Data set forth on pages 30 through 61 of TCF's 1998 Annual Report are incorporated herein by reference. See Index to Consolidated Financial Statements on page 20 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of TCF is set forth on pages 3 through 15 and pages 17 through 21 of TCF's definitive proxy statement dated March 31, 1999 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of directors and executive officers of TCF is set forth on page 7, pages 12 through 15 and pages 17 through 21 of TCF's definitive proxy statement dated March 31, 1999 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of TCF's common stock by TCF's directors, executive officers, and certain other shareholders is set forth on pages 8 and 9 of TCF's definitive proxy statement dated March 31, 1999 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and transactions between TCF and management is set forth on page 6 of TCF's definitive proxy statement dated March 31, 1999 and is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

          1.   Financial Statements

               See Index to Consolidated Financial Statements on page 20 of this report.

          2.   Financial Statement Schedules

               All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto or is not applicable.

          3.   Exhibits

               See Index to Exhibits on page 20 of this report.

(b)  REPORTS ON FORM 8-K

               A Current Report on Form 8-K, dated June 23, 1998, was filed in connection with TCF's announcement that it had authorized the repurchase of up to an additional 5% of the Company's outstanding shares through open market or privately negotiated transactions.

               A Current Report on Form 8-K, dated December 15, 1998, was filed in connection with TCF's announcement that it had authorized the repurchase of up to an additional 5% of the Company's outstanding shares through open market or privately negotiated transactions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TCF FINANCIAL CORPORATION
                                        Registrant

                                        By     /s/ WILLIAM A. COOPER
                                           ---------------------------------
                                                William A. Cooper
                                             Chairman of the Board and
                                               Chief Executive Officer
Dated:  March 30, 1999

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


         NAME                          TITLE                                             DATE
         ----                          -----                                             ----
/s/ WILLIAM A. COOPER            Chairman of the Board, Chief Executive                March 30, 1999
----------------------------     Officer and Director
   William A. Cooper

/s/ THOMAS A. CUSICK             Vice Chairman of the Board, Chief Operating           March 30, 1999
----------------------------     Officer and Director
   Thomas A. Cusick

/s/ LYNN A. NAGORSKE             President and Director                                March 30, 1999
----------------------------
    Lynn A. Nagorske

/s/ NEIL W. BROWN                Executive Vice President, Chief Financial             March 30, 1999
----------------------------     Officer and Treasurer (Principal
    Neil W. Brown                Financial Officer)

/s/ MARK R. LUND                 Senior Vice President, Assistant Treasurer            March 30, 1999
----------------------------     and Controller (Principal Accounting Officer)
    Mark R. Lund

/s/ WILLIAM F. BIEBER            Director                                              March 30, 1999
----------------------------
    William F. Bieber

/s/ RUDY  BOSCHWITZ              Director                                              March 30, 1999
----------------------------
    Rudy Boschwitz

/s/ JOHN M. EGGEMEYER III        Director                                              March 30, 1999
----------------------------
   John M. Eggemeyer III

/s/ ROBERT E. EVANS              Director                                              March 30, 1999
----------------------------
    Robert E. Evans

/s/ LUELLA G. GOLDBERG           Director                                              March 30, 1999
----------------------------
    Luella G. Goldberg

/s/ GEORGE G. JOHNSON            Director                                              March 30, 1999
----------------------------
    George G. Johnson

/s/ DANIEL F. MAY                Director                                              March 30, 1999
----------------------------
    Daniel F. May

/s/ THOMAS J. McGOUGH            Director                                              March 30, 1999
----------------------------
    Thomas J. McGough

/s/ RALPH STRANGIS               Director                                              March 30, 1999
----------------------------
    Ralph Strangis

/s/ RONALD A. WARD               Director                                              March 30, 1999
----------------------------
    Ronald A. Ward

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following consolidated financial statements of TCF and its subsidiaries, included in TCF's 1998 Annual Report, are incorporated herein by reference in this report:


                                                                           PAGE
                                                                          IN 1998
     DESCRIPTION                                                       ANNUAL REPORT
     -----------                                                       -------------
     Independent Auditors' Report                                            57

     Consolidated Statements of Financial Condition at
          December 31, 1998 and 1997                                         30

     Consolidated Statements of Operations for each of
          the years in the three-year period ended
          December 31, 1998                                                  31

     Consolidated Statements of Stockholders' Equity
          for each of the years in the three-year period
          ended December 31, 1998                                            32

     Consolidated Statements of Cash Flows for each of
          the years in the three-year period ended
          December 31, 1998                                                  34

     Notes to Consolidated Financial Statements                              35

     Other Financial Data                                                    58


                                  INDEX TO EXHIBITS


EXHIBIT                                                                    PAGE
  NO.                                DESCRIPTION                            NO.
 ----                                -----------                           -----
3(a)      Restated Certificate of Incorporation of TCF Financial
          Corporation, as amended [incorporated by reference to
          Exhibit 3(a) to TCF Financial Corporation's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1995, No.
          0-16431], as amended June 5, 1997 [incorporated by reference to Exhibit 3(a) to TCF Financial Corporation's Annual Report
          on Form 10-K for the fiscal year ended December 31, 1997,
          No. 0-16431]

3(b)      Bylaws of TCF Financial Corporation, as amended
          [incorporated by reference to Exhibit 3(b) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

4(a)      Rights Agreement, dated as of May 23, 1989, between TCF
          Financial Corporation and Manufacturers Hanover Trust
          Company [incorporated by reference to Exhibit 1 to TCF
          Financial Corporation's Registration Statement on Form 8-A,
          No. 0-16431 (filed May 25, 1989)], as amended October 1,
          1995 [incorporated by reference to Exhibit 4(a) to TCF
          Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, No. 0-16431 (filed
          November 14, 1995)], as amended October 20, 1997
          [incorporated by reference to Exhibit 4(a) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-16431]


EXHIBIT                                                                    PAGE
  NO.                                DESCRIPTION                            NO.
 ----                                -----------                           -----
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

10(c)     Amended and Restated TCF Financial Corporation Executive
          Deferred Compensation Plan as amended and restated effective
          November 1, 1998 [incorporated by reference to Exhibit 10(c) to the TCF Financial Corporation's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998, No. 0-16431]

10(d)     Amended and Restated Trust Agreement for TCF Financial
          Corporation Executive Deferred Compensation Plan effective
          September 1, 1998; amendment adopted effective November 1,
          1998 [incorporated by reference to Exhibit 10(d) to TCF
          Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 0-16431]

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


EXHIBIT                                                                    PAGE
  NO.                                DESCRIPTION                            NO.
 ----                                -----------                           -----
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

10(m) Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-16431]; as amended effective September 30, 1998
          [incorporated by reference to Exhibit 10(m) to TCF Financial
          Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 0-16431]

10(n)     Trust Agreement for TCF Financial Corporation Supplemental
          Employee Retirement Plan, dated August 21, 1991
          [incorporated by reference to Exhibit 10.16 to TCF Financial
          Corporation's Registration Statement on Form S-2, filed
          November 15, 1991, No. 33-43988]; as amended on October 20,
          1997 [incorporated by reference to Exhibit 10(n) to TCF
          Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-16431]




EXHIBIT                                                                    PAGE
  NO.                                DESCRIPTION                            NO.
 ----                                -----------                           -----
10(o)     TCF Financial Corporation Senior Officer Deferred
          Compensation Plan as amended and restated effective July 21,
          1997, and as amended effective January 1, 1998 [incorporated by reference to Exhibit 10(o) to TCF Financial Corporation's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1997, No. 0-16431]

10(p)     Amended and Restated Trust Agreement for TCF Financial
          Corporation Senior Officer Deferred Compensation Plan effective September 1, 1998; amendment adopted effective
          November 1, 1998 [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 0-16431]

10(q)     Directors Stock Program [incorporated by reference to
          Program filed with registrant's definitive proxy statement dated March 22, 1996, No. 0-16431]; amendment adopted June
          20, 1998 [incorporated by reference to Exhibit 10(q) to TCF
          Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 0-16431]

10(r)     Management Incentive Plan-Executive [incorporated by
          reference to Plan filed with registrant's definitive proxy statement dated March 16, 1994, No. 0-16431] and 1995 Plan
          Acknowledgment [incorporated by reference to Exhibit 10(s)
          to TCF Financial Corporation's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1995, No. 0-16431];
          1996 Management Incentive Plan-Executive [incorporated by
          reference to Exhibit 10(t) to TCF Financial Corporation's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1995, No. 0-16431]; 1997 Management Incentive
          Plan-Executive [incorporated by reference to Exhibit 10(t)
          to TCF Financial Corporation's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1996, No. 0-16431];
          and 1998 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1997, No. 0-16431]; and 1999 Management
          Incentive Plan-Executive . . . . . . . . . . . . . . . . . .

10(s)     1996 Performance-Based Incentive Policy [incorporated by
          reference to Policy filed with registrant's definitive proxy statement dated March 22, 1996, No. 0-16431]; Incentive
          Compensation 1997 Plan [incorporated by reference to Plan
          filed with registrant's definitive proxy statement dated
          March 17, 1997, No. 0-16431]; and 1999 Performance-Based
          Incentive Policy (to be presented to shareholders for
          approval at the Annual Meeting on May 11, 1999) . . . . . .

10(t)     Supplemental Pension Agreement with Robert E. Evans, dated
          July 9, 1991 [incorporated by reference to Exhibit 10.22 to
          TCF Financial Corporation's Registration Statement on Form
          S-4, No. 33-57290 (filed January 22, 1993)]

10(u)     Employment Agreement of Robert J. Delonis, dated February 9,
          1995 [incorporated by reference to Exhibit 10(v) to TCF
          Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, No. 0-16431, as amended
          December 18, 1995 [incorporated by reference to Exhibit
          10(w) to TCF Financial Corporation's Annual Report on Form
          10-K for the fiscal year ended December 31, 1995, No. 0-16431], as amended January 23, 1998 [incorporated by reference to
          Exhibit 10(u) to TCF Financial Corporation's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1997, No. 0-16431]




EXHIBIT                                                                    PAGE
  NO.                                DESCRIPTION                            NO.
 ----                                -----------                           -----
10(v)     TCF Directors Deferred Compensation Plan [incorporated by
          reference  to Plan filed with registrant's definitive proxy statement dated March 15, 1995, No. 0-16431], as amended
          October 22, 1996 [incorporated by reference to Exhibit 10(x)
          to TCF Financial Corporation's Annual Report on Form 10-K
          for the year ended December 31, 1996, No. 0-16431];
          amendment adopted effective September 30, 1998 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1998, No. 0-16431]

10(w)     TCF Directors Retirement Plan dated October 24, 1995
          [incorporated by reference to Exhibit 10(y) to TCF Financial
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431]

10(x)     Employment Agreement of John L. Morgan, dated November 6,
          1996 [incorporated by reference to Exhibit 10.8 to Winthrop
          Resources Corporation's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1996, No. 0-20123], as
          amended on February 28, 1997 [incorporated by reference to
          Exhibit 10(x) to TCF Financial Corporation's Annual Report
          on Form 10-K for the fiscal year ended December 31, 1997,
          No. 0-16431]; as amended on November 23, 1998 . . . . . . .

10(y)     Employment Agreement of David Mackiewich dated September 5,
          1997 [incorporated by reference to Exhibit 10(y) to TCF
          Financial Corporation's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1997, No. 0-16431]; as
          amended on August 18, 1998 . . . . . . . . . . . . . . . . .

11        Statement regarding computation of earnings per common
          share  . . . . . . . . . . . . . . . . . . . . . . . . . . .

13        TCF Financial Corporation 1998 Annual Report (portions
          incorporated by reference) . . . . . . . . . . . . . . . . .

21        Subsidiaries of TCF Financial Corporation (as of March 17,
          1999)  . . . . . . . . . . . . . . . . . . . . . . . . . . .

23        Consent of KPMG Peat Marwick LLP dated March 29, 1999  . . .
