Form 10-Q
period 1999-03-31
TCF FINANCIAL CORP
filed 1999-05-14
CIK 814184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 1999

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                 _______________

                                 Commission File
                                   No. 0-16431

                                 _______________

                            TCF FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                         41-1591444
-------------------------------             -----------------------------------
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


           Class
----------------------------                      Outstanding at
Common Stock, $.01 par value                      April 30, 1999
                                                  84,047,080 shares

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                           Pages
                                                                           -----
Part I.  Financial Information

         Item 1.  Financial Statements


                  Consolidated Statements of Financial Condition
                    at March 31, 1999 and December 31, 1998                    3


                  Consolidated Statements of Operations for the
                    Three Months Ended March 31, 1999 and 1998                 4


                  Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1999 and 1998                 5


                  Consolidated Statements of Stockholders' Equity for
                    the Year Ended December 31, 1998 and for the
                    Three Months Ended March 31, 1999                          6


                  Notes to Consolidated Financial Statements                   7


         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations for the Three
                    Months Ended March 31, 1999 and 1998                    9-22


                  Supplementary Information                                23-24

Part II.  Other Information


         Items 1-6                                                         25-27


Signatures                                                                    28


Index to Exhibits                                                             29


                          PART 1 - FINANCIAL STATEMENTS

                          ITEM 1. Financial Statements

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per-share data)
                                   (Unaudited)

                                     ASSETS

                                                                             At              At
                                                                          March 31,      December 31,
                                                                            1999            1998
                                                                        ------------    ------------
Cash and due from banks                                                 $    355,835    $    420,477
Investments                                                                  158,222         277,715
Securities available for sale                                              1,569,406       1,677,919
Loans held for sale                                                          250,409         213,073
Loans and leases:
         Residential real estate                                           3,788,352       3,765,280
         Commercial real estate                                              886,554         811,428
         Commercial business                                                 321,462         289,104
         Consumer                                                          1,897,128       1,876,554
         Lease financing                                                     399,833         398,812
                                                                        ------------    ------------
                  Total loans and leases                                   7,293,329       7,141,178
                  Allowance for loan and lease losses                        (75,396)        (80,013)
                                                                        ------------    ------------
                           Net loans and leases                            7,217,933       7,061,165
Goodwill                                                                     164,715         166,645
Deposit base intangibles                                                      15,493          16,238
Other assets                                                                 468,731         331,362
                                                                        ------------    ------------
                                                                        $ 10,200,744    $ 10,164,594
                                                                        ------------    ------------
                                                                        ------------    ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
         Checking                                                       $  1,801,264    $  1,879,623
         Passbook and statement                                            1,187,174       1,176,931
         Money market                                                        732,231         700,004
         Certificates                                                      2,911,812       2,958,588
                                                                        ------------    ------------
                  Total deposits                                           6,632,481       6,715,146
                                                                        ------------    ------------
Securities sold under repurchase agreements                                  496,397         367,280
Federal Home Loan Bank advances                                            1,727,528       1,804,208
Discounted lease rentals                                                     178,124         183,684
Other borrowings                                                             177,740         105,874
                                                                        ------------    ------------
             Total borrowings                                              2,579,789       2,461,046
Accrued interest payable                                                      29,843          27,601
Accrued expenses and other liabilities                                       134,189         115,299
                                                                        ------------    ------------
                  Total liabilities                                        9,376,302       9,319,092
                                                                        ------------    ------------
Stockholders' equity:
         Preferred stock, par value $.01 per share, 30,000,000
                  shares authorized; none issued and outstanding                 -               -
         Common stock, par value $.01 per share, 280,000,000 shares
                  authorized; 92,844,328 and 92,912,246 shares issued            928             929
         Additional paid-in capital                                          502,309         507,534
         Retained earnings, subject to certain restrictions                  633,703         610,177
         Unamortized deferred compensation                                   (22,035)        (24,217)
         Loan to Executive Deferred Compensation Plan                         (5,816)         (6,111)
         Shares held in trust for deferred compensation
                  plans, at cost                                             (45,777)        (45,740)
         Accumulated other comprehensive income (loss)                        (1,862)          7,591
         Treasury stock, at cost, 8,771,248 and 7,343,117 shares            (237,008)       (204,661)
                                                                        ------------    ------------
                           Total stockholders' equity                        824,442         845,502
                                                                        ------------    ------------
                                                                        $ 10,200,744    $ 10,164,594
                                                                        ------------    ------------
                                                                        ------------    ------------

See accompanying notes to consolidated financial statements. Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES


                      Consolidated Statements of Operations
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                March 31,
                                                                        -------------------------
                                                                          1999             1998
                                                                        --------         --------
Interest income:
         Loans and leases                                               $150,241         $160,848
         Securities available for sale                                    28,088           24,164
         Loans held for sale                                               3,519            3,681
         Investments                                                       2,195            2,783
                                                                        --------         --------
                  Total interest income                                  184,043          191,476
                                                                        --------         --------
Interest expense:
         Deposits                                                         43,890           56,372
         Borrowings                                                       35,314           25,952
                                                                        --------         --------
                  Total interest expense                                  79,204           82,324
                                                                        --------         --------
                           Net interest income                           104,839          109,152
Provision for credit losses                                                7,760            5,984
                                                                        --------         --------
                  Net interest income after provision for
                           credit losses                                  97,079          103,168
                                                                        --------         --------
Non-interest income:
         Fee and service charge revenues                                  33,841           26,931
         Electronic funds transfer revenues                               14,397           10,111
         Leasing revenues                                                  7,594            7,693
         Title insurance revenues                                          4,466            4,536
         Commissions on sales of annuities                                 2,200            2,224
         Commissions on sales of mutual funds                              1,542            1,331
         Gain on sale of loans held for sale                               1,569            2,154
         Other                                                             2,776            2,830
                                                                        --------         --------
                                                                          68,385           57,810
                                                                        --------         --------
         Gain on sale of securities available for sale                     3,199              502
         Gain on sale of loan servicing                                    2,333              -
         Gain on sale of branches                                            -              2,048
         Gain on sale of joint venture interest                              -              5,580
                                                                        --------         --------
                                                                           5,532            8,130
                                                                        --------         --------
                  Total non-interest income                               73,917           65,940
                                                                        --------         --------
Non-interest expense:
         Compensation and employee benefits                               58,053           52,763
         Occupancy and equipment                                          18,109           17,305
         Advertising and promotions                                        4,654            5,266
         Federal deposit insurance premiums and assessments                1,365            1,395
         Amortization of goodwill and other intangibles                    2,675            2,916
         Other                                                            23,469           21,674
                                                                        --------         --------
                  Total non-interest expense                             108,325          101,319
                                                                        --------         --------
                           Income before income tax expense               62,671           67,789
Income tax expense                                                        25,331           27,895
                                                                        --------         --------
                           Net income                                   $ 37,340         $ 39,894
                                                                        --------         --------
                                                                        --------         --------

Net income per common share:
         Basic                                                          $    .45         $    .44
                                                                        --------         --------
                                                                        --------         --------
         Diluted                                                        $    .44         $    .43
                                                                        --------         --------
                                                                        --------         --------

Dividends declared per common share                                     $  .1625         $   .125
                                                                        --------         --------
                                                                        --------         --------


See accompanying notes to consolidated financial statements. Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                           1999             1998
                                                                        ---------        ---------
Cash flows from operating activities:
  Net income                                                            $  37,340         $ 39,894
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                    7,380            6,896
           Amortization of goodwill and other intangibles                   2,675            2,916
           Provision for credit losses                                      7,760            5,984
           Proceeds from sales of loans held for sale                     150,226          169,196
           Principal collected on loans held for sale                       2,837            2,429
           Originations and purchases of loans held for sale             (141,524)        (228,296)
           Net decrease in other assets and liabilities,
              and accrued interest                                         18,413           19,252
           Gains on sale of assets                                         (5,532)          (8,130)
           Other, net                                                       1,640           (1,755)
                                                                        ---------       ----------
           Total adjustments                                               43,875          (31,508)
                                                                        ---------       ----------

              Net cash provided by operating activities                    81,215            8,386
                                                                        ---------        ---------

Cash flows from investing activities:
  Principal collected on loans and leases                                 631,095          733,894
  Originations and purchases of loans                                    (833,590)        (655,575)
  Purchases of equipment for lease financing                              (42,617)         (39,938)
  Proceeds from sales of loans                                                -              6,907
  Net decrease in interest-bearing deposits with banks                     80,018           18,456
  Proceeds from sales of securities available for sale                    159,137          122,881
  Proceeds from maturities of and principal collected on
     securities available for sale                                        124,124          130,130
  Purchases of securities available for sale                             (322,240)         (35,643)
  Net (increase) decrease in federal funds sold                            41,000         (135,000)
  Sales of deposits, net of cash paid                                         -            (56,771)
  Other, net                                                                3,506            6,404
                                                                        ---------        ---------
     Net cash provided (used) by investing activities                    (159,567)          95,745
                                                                        ---------        ---------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                     (82,665)          78,200
  Net increase (decrease) in securities sold under
     repurchase agreements and federal funds purchased                    129,117          (44,444)
  Proceeds from borrowings                                                833,295          293,068
  Payments on borrowings                                                 (819,171)        (319,242)
  Purchases of common stock to be held in treasury                        (37,350)         (36,272)
  Payments for dividends on common stock                                  (13,814)         (11,568)
  Other, net                                                                4,298            2,317
                                                                        ---------        ---------

     Net cash provided (used) by financing activities                      13,710          (37,941)
                                                                        ---------        ---------

Net increase (decrease) in cash and due from banks                        (64,642)          66,190
Cash and due from banks at beginning of period                            420,477          297,010
                                                                        ---------        ---------
Cash and due from banks at end of period                                $ 355,835        $ 363,200
                                                                        ---------        ---------
                                                                        ---------        ---------
Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest on deposits and borrowings                                $  73,752        $  82,776
                                                                        ---------        ---------
                                                                        ---------        ---------
     Income taxes                                                       $   4,914        $   8,636
                                                                        ---------        ---------
                                                                        ---------        ---------


See accompanying notes to consolidated financial statements. Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                          Shares
                                                                                          Held in    Accum-
                                                                                Loan to    Trust     lated
                                  Number                              Unamor-   Executive   for      Other
                                    of              Addi-              tized    Deferred  Deferred  Compre-
                                  Common           tional             Deferred   Compen-   Compen-  hensive
                                  Shares   Common  Paid-in  Retained   Compen-   sation    sation    Income   Treasury
                                  Issued   Stock   Capital  Earnings   sation     Plan      Plans    (Loss)     Stock     Total
                               ---------- ------  -------  --------  --------   -------   -------  --------  ---------  ---------
Balance, December 31, 1997     92,821,529    $928  $460,684  $508,969  $(25,457)  $   -     $   -    $ 8,556    $   -    $953,680
Net income                             -      -         -     156,179       -         -         -        -          -     156,179
Unrealized loss on
 securities available
 for sale, net of tax
 and reclassification
 adjustment                            -      -         -         -         -         -         -       (965)       -        (965)
Dividends on common stock              -      -         -     (54,971)      -         -         -        -          -     (54,971)
Purchase of 7,549,300
 shares to be held in
 treasury                              -      -         -         -         -         -         -        -     (210,939) (210,939)
Issuance of 108,200
 shares, of which
 61,000 shares were
 from treasury                     47,200       1     2,518       -      (4,815)      -         -        -        1,933      (363)
Cancellation of shares            (18,170)    -        (375)      -         192       -         -        -          -        (183)
Amortization of deferred
 compensation                          -      -         -         -       5,863       -         -        -          -       5,863
Exercise of stock options,
 of which 145,183 shares
 were from treasury                 61,687    -      (1,033)      -         -         -         -        -        4,345     3,312
Shares held in trust for
 deferred compensation
 plans                                 -      -      45,740       -         -         -     (45,740)     -          -         -
Loan to Executive Deferred
 Compensation Plan, net                -      -         -         -         -      (6,111)      -        -          -      (6,111)
                               ----------  ------   -------  --------  --------   -------   -------  --------  ---------  ------
Balance, December 31, 1998     92,912,246    929    507,534   610,177   (24,217)   (6,111)  (45,740)   7,591   (204,661)  845,502
Net income                             -      -         -      37,340       -         -         -        -          -      37,340
Unrealized loss on
 securities available
 for sale, net of tax
 and reclassification
 adjustment                            -      -         -         -         -         -         -     (9,453)       -      (9,453)
Dividends on common stock              -      -         -     (13,814)      -         -         -        -          -     (13,814)
Purchase of 1,737,900
 shares to be held in
 treasury                              -      -         -         -         -         -         -        -      (40,854)  (40,854)
Issuance of 7,000 shares
 from treasury                         -      -         (36)      -        (158)      -         -        -          194       -
Cancellation of shares            (67,918)    (1)    (1,486)      -         204       -         -        -          -      (1,283)
Amortization of deferred
 compensation                          -      -         -         -       2,136       -         -        -          -       2,136
Exercise of stock options,
 of which 302,769 shares
 were from treasury                    -      -      (3,740)      -         -         -         -        -        8,313     4,573
Shares held in trust for
 deferred compensation
 plans                                 -      -          37       -         -         -         (37)     -          -         -
Payments on Loan to
 Executive Deferred
 Compensation Plan                     -      -         -         -         -         295       -        -          -         295
                               ----------  ------   -------  --------  --------   -------   -------  --------  ---------  -------
Balance, March 31, 1999        92,844,328   $928   $502,309  $633,703  $(22,035)  $(5,816) $(45,777) $(1,862) $(237,008) $824,442
                               ----------  ------   -------  --------  --------   -------   -------  --------  ---------  -------
                               ----------  ------   -------  --------  --------   -------   -------  --------  ---------  -------



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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation ("TCF" or the "Company"), which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1998 and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. For consolidated statements of cash flows purposes, cash and cash equivalents include cash and due from banks.

(2) COMPREHENSIVE INCOME

     The following table summarizes the components of comprehensive income for the periods noted. Comprehensive income is the total of net income and other comprehensive income, which for TCF is comprised entirely of unrealized gains and losses on securities available for sale.


                                                         Three Months Ended
     (In thousands)                                          March 31,
                                                      ---------------------
                                                        1999          1998
                                                      -------       -------
     Net income                                       $37,340       $39,894

     Other comprehensive income, net of tax:

     Unrealized holding losses arising during the
       period on securities available for sale
       (net of tax benefit of $4,693 and $70,
       respectively)                                   (7,487)         (108)

     Reclassification adjustment for gains included
       in net income (net of tax expense of $1,233
       and $198, respectively)                         (1,966)         (304)
                                                      -------       -------
         Total other comprehensive income              (9,453)         (412)
                                                      -------       -------
     Comprehensive income                             $27,887       $39,482
                                                      -------       -------
                                                      -------       -------

(3) EARNINGS PER COMMON SHARE

     The weighted average number of common and common equivalent shares outstanding used to compute basic earnings per common share were 83,613,296 and 90,914,027 for the three months ended March 31, 1999 and 1998, respectively. The weighted average number of common and common equivalent shares outstanding used to compute diluted earnings per common share were 84,095,999 and 91,816,480 for the three months ended March 31, 1999 and 1998, respectively.

(4) SEGMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires disclosure of certain interim period information related to TCF's reportable operating segments. TCF's wholly owned bank subsidiaries, TCF National Bank Minnesota ("TCF Minnesota"), TCF National Bank Illinois ("TCF Illinois"), TCF National Bank Wisconsin ("TCF Wisconsin") and Great Lakes National Bank Michigan ("Great Lakes Michigan") have been identified as reportable operating segments in accordance with the provisions of SFAS No.
     131. The following table sets forth certain information about the reported profit or loss and assets for each of TCF's reportable segments, including reconciliations to TCF's consolidated totals. The results of TCF's parent bank holding company and TCF National Bank Colorado, a wholly owned bank subsidiary of TCF, comprise the "other" category in the table below.


                                      TCF         TCF            TCF      Great Lakes
(In thousands)                     Minnesota    Illinois      Wisconsin    Michigan       Other     Eliminations    Consolidated
                                   ---------    --------      ---------    --------       -----     ------------    ------------

At or For the Three Months Ended
     March 31, 1999
--------------------------------
Revenues from External Customers:
     Interest Income              $   74,244    $   53,288    $  11,934    $   43,842    $    735     $     -         $  184,043
     Non-Interest Income              43,030        18,828        4,120         7,097         842           -             73,917
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
        Total                     $  117,274    $   72,116    $  16,054    $   50,939    $  1,577     $     -         $  257,960
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
Intersegment Revenues:
     Interest Income              $      240    $       42    $       4    $      (74)   $     33     $    (245)     $       -
     Non-Interest Income               1,194            61           11            86      19,829       (21,181)             -
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
        Total                     $    1,434    $      103    $      15    $       12    $ 19,862     $ (21,426)     $       -
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
Net Income (Loss)                 $   19,768    $    6,974    $   1,843    $    9,347    $   (749)    $     157      $    37,340
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
Total Assets                      $3,733,436    $3,382,162    $ 681,079    $2,382,919    $960,992     $(939,844)     $10,200,744
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------

At or For the Three Months Ended
     March 31, 1998
--------------------------------

Revenues from External Customers:
     Interest Income              $   83,954    $   52,554    $  11,354    $   43,407    $    207     $     -        $   191,476
     Non-Interest Income              45,282        10,963        3,457         5,752         486           -             65,940
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
        Total                     $  129,236    $   63,517    $  14,811    $   49,159    $    693     $     -        $   257,416
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
Intersegment Revenues:
     Interest Income              $       21    $      690    $     (12)   $      (93)   $    222     $     (828)    $       -
     Non-Interest Income               1,278            24           14            19      15,486        (16,821)            -
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
        Total                     $    1,299    $      714    $       2    $      (74)   $ 15,708     $  (17,649)    $       -
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------

Net Income (Loss)                 $   25,591    $    6,540    $   1,723    $    8,560    $ (2,596)    $       76     $    39,894
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
Total Assets                      $3,646,847    $3,247,351    $ 582,882    $2,202,498    $983,748     $ (998,477)    $ 9,664,849
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------
                                  ----------    ----------    ---------    ----------    --------     ----------     -----------


                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

           Item 2. - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

TCF reported net income of $37.3 million for the first quarter of 1999, compared with $39.9 million for the same 1998 period. Diluted earnings per common share was 44 cents for the first quarter of 1999, compared with 43 cents for the first quarter of 1998. Diluted cash earnings per common share, which excludes amortization and reduction of goodwill and deposit base intangibles, were 47 cents and 49 cents for the first quarter of 1999 and 1998, respectively. Return on average assets was 1.48% for the first quarter of 1999, compared with 1.66% for the same 1998 period. Return on average realized common equity was 18.06% for the first quarter of 1999, compared with 16.99% for the same 1998 period. TCF's 1998 first quarter results were favorably impacted by a non-recurring after-tax gain of $3.4 million, or 4 cents per diluted common share, on the sale of a joint venture interest.

TCF has significantly expanded its retail banking franchise in recent periods and had 316 retail banking branches at March 31, 1999. Since January 1, 1996, TCF has opened 146 new branches, of which 128 were supermarket branches. This expansion includes TCF's January 30, 1998 acquisition of 76 branches and 178 automated teller machines ("ATM") in Jewel-Osco stores in the Chicago area previously operated by Bank of America. TCF continued to expand its supermarket franchise by opening five new branches during the 1999 first quarter. TCF anticipates opening approximately 33 more new branches in the remainder of 1999, and additional branches in subsequent years, including approximately 25 Jewel-Osco supermarket branches per year in subsequent years until branches have been installed in all targeted stores, and also newly constructed stores.
See "Financial Condition - Forward-Looking Information."

NET INTEREST INCOME

Net interest income for the first quarter of 1999 was $104.8 million, compared with $109.2 million for the first quarter of 1998 and $104.7 million for the 1998 fourth quarter. The net interest margin for the first quarter of 1999 was 4.52%, compared with 4.94% for the same 1998 period and 4.65% for the fourth quarter of 1998. TCF's net interest margin has been negatively impacted by loan prepayments, by purchases of lower-yielding mortgage-backed securities and by the discontinuation of TCF's high-margin indirect automobile lending operation. Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Achieving net interest margin growth is dependent on TCF's ability to generate higher-yielding assets and lower-cost retail deposits. The current interest rate environment and the resulting increase in prepayment activity has made it more difficult for TCF to increase the balance of such higher-yielding assets. As a result of recent declines in variable index rates (e.g., prime), or if such rates were to decline further, TCF may experience additional compression of its net interest margin depending on the timing and amount of any reductions, as it is possible that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as home equity loans. Competition for checking, savings and money market deposits, an important source of lower cost funds for TCF, has intensified among depository and other financial institutions. TCF may also experience compression in its net interest margin if the rates paid on deposits increase. See "Market Risk - Interest Rate Risk" and "Financial Condition - Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the first quarter of 1999 as compared with the same period last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                                                  Three Months Ended
                                                                     March 31, 1999
                                                                Versus Same Period in 1998
                                                            ----------------------------------
                                                                 Increase (Decrease) Due to
                                                            ----------------------------------
(In thousands)                                               Volume         Rate        Total
                                                            --------      --------    --------
Investments                                                 $  (627)      $     39    $   (588)
                                                            -------       --------    --------
Securities available for sale                                 5,439         (1,515)      3,924
                                                            -------       --------    --------
Loans held for sale                                              84           (246)       (162)
                                                            -------       --------    --------
Loans and leases:
  Residential real estate                                     2,503         (4,222)     (1,719)
  Commercial real estate                                         45         (1,255)     (1,210)
  Commercial business                                         1,152           (567)        585
  Consumer                                                   (4,705)        (2,526)     (7,231)
  Lease financing                                               862         (1,894)     (1,032)
                                                            -------       --------    --------
    Total loans and leases                                     (143)       (10,464)    (10,607)
                                                            -------       --------    --------
      Total interest income                                   4,753        (12,186)     (7,433)
                                                            -------       --------    --------

Deposits:
  Checking                                                      102           (799)       (697)
  Passbook and statement                                          8         (1,870)     (1,862)
  Money market                                                  183           (625)       (442)
  Certificates                                               (7,610)        (1,871)     (9,481)
                                                            -------       --------    --------
    Total deposits                                           (7,317)        (5,165)    (12,482)
                                                            -------       --------    --------

Borrowings:
  Securities sold under repurchase agreements
    and federal funds purchased                               4,488           (267)      4,221
  FHLB advances                                               6,402         (1,499)      4,903
  Discounted lease rentals                                   (1,099)           148        (951)
  Other borrowings                                            1,818           (629)      1,189
                                                            -------       --------    --------
    Total borrowings                                         11,609         (2,247)      9,362
                                                            -------       --------    --------
      Total interest expense                                  4,292         (7,412)     (3,120)
                                                            -------       --------    --------
Net interest income                                         $   461       $ (4,774)   $ (4,313)
                                                            -------       --------    --------
                                                            -------       --------    --------


PROVISIONS FOR CREDIT LOSSES

TCF provided $7.8 million for credit losses in the first quarter of 1999, compared with $6 million for the same prior-year period. The increase from the 1998 first quarter is primarily due to higher levels of net charge-offs related to TCF's consumer finance automobile loans. At March 31, 1999, the allowance for loan and lease losses totaled $75.4 million, compared with $80 million at year-end 1998. See "Financial Condition - Allowance for Loan and Lease Losses."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. Excluding gains on sales of securities available for sale, loan servicing, branches and a joint venture interest, non-interest income increased $10.6 million, or 18.3%, to $68.4 million for the first quarter of 1999, compared with $57.8 million for the same period in 1998. The increases were primarily due to increased deposit and electronic funds transfer revenues, and reflect TCF's expanded retail banking activities from its de novo expansion.

Fee and service charge revenues totaled $33.8 million for the first quarter of 1999, representing an increase of 25.7% from $26.9 million for the same 1998 period. This increase is primarily due to expanded retail banking activities.

Electronic funds transfer revenues totaled $14.4 million for the first quarter of 1999, representing an increase of 42.4% from $10.1 million for the same 1998 period. This increase reflects TCF's effort to provide banking services through its ATM network. TCF expanded its network of ATMs to 1,437 at March 31, 1999, an increase of 77 ATMs since March 31, 1998. The Company anticipates installing additional ATMs during the remainder of 1999. The significant increase in these fees also reflects an increase in the distribution of debit cards, and an increase in their utilization by TCF's customers. TCF initiated its debit card program at the end of 1996, and had 814,000 debit cards outstanding at March 31, 1999.

Leasing revenues totaled $7.6 million for the first quarter of 1999, compared with $7.7 million for the same 1998 period. Leasing revenues can fluctuate as a result of changes in the mix of leases classified as sales-type, direct financing or operating leases in accordance with generally accepted accounting principles. In addition, leasing revenues may be negatively impacted by a decline in economic activity and a resulting decrease in demand for leased equipment.

Title insurance revenues totaled $4.5 million for the first quarter of 1999, unchanged from the same 1998 period. Title insurance revenues are cyclical in nature and are largely dependent on industry levels of residential real estate loan originations and refinancings.

Gains on sales of loans held for sale totaled $1.6 million for the first quarter of 1999, a decrease of $585,000 from the $2.2 million recognized during the same period in 1998. Gains on sales of securities available for sale totaled $3.2 million for the first quarter of 1999, compared with $502,000 for the comparable 1998 period. Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

Results for the first quarter of 1999 included a pretax gain of $2.3 million on the sale of approximately $345 million of third-party loan servicing rights. TCF periodically sells and purchases loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $3.4 billion at March 31, 1999, compared with $3.7 billion at December 31, 1998.

During the first quarter of 1998, TCF recognized a $5.6 million gain on the sale of its joint venture interest in Burnet Home Loans, and recognized gains of $2 million on the sales of two Minnesota branches.

NON-INTEREST EXPENSE

Non-interest expense totaled $108.3 million for the first quarter of 1999, up 6.9% from $101.3 million for the same 1998 period. Compensation and employee benefits expense totaled $58.1 million for the 1999 first quarter, compared with $52.8 million for the comparable period in 1998. Occupancy and equipment expenses totaled $18.1 million for the first quarter of 1999, compared with $17.3 million for the same 1998 period. The increased expenses in 1999 are primarily due to the costs associated with expanded retail banking activities.

Amortization of goodwill and other intangibles totaled $2.7 million for the first quarter of 1999, compared with $2.9 million for the same 1998 period. Reductions of goodwill associated with branch sales, which are reported as a component of gains on sales of branches, totaled $2.3 million for the first quarter of 1998.

Other non-interest expense totaled $23.5 million for the first quarter of 1999, an increase of 8.3% from $21.7 million for the same 1998 period. This increase was primarily due to the costs associated with expanded retail banking activities, and included a $1.7 million increase in deposit account losses. These losses reflect the growth in the number of checking accounts to 944,000 at March 31, 1999, up from 913,000 at December 31, 1998 and 818,000 at March 31,
1998. Deposit account losses decreased $1.4 million from the losses recognized in the 1998 fourth quarter.

YEAR 2000

TCF continues to address the "Year 2000" computer issue. The Year 2000 issue relates to the use of two digits rather than four by computer systems to define the applicable year and whether such systems will properly process information when the year changes to 2000. Failure of computer systems to properly recognize the Year 2000 could potentially result in the production of erroneous data, miscalculations of financial information such as interest, system failures, business disruption and other operational problems.

TCF has established a Year 2000 Task Force and has evaluated its data processing and other systems with imbedded technologies, such as ATMs, vaults and security systems, to determine whether they are Year 2000 compliant. Remediation of software is substantially complete, leaving the remainder of 1999 for testing. Such testing includes testing of individual application systems and "integration testing," which tests the way multiple systems work together. Many of TCF's data processing applications are supplied by third-party vendors. TCF has also evaluated whether such vendor-supplied applications are or will be Year 2000 compliant. Additionally, federal banking regulators are conducting special examinations of FDIC-insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000, and are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans.

TCF has incurred $6.2 million of internal and external costs for replacement, renovation and testing of its critical internal computer hardware and software and imbedded technologies through March 31, 1999, and expects such costs to total $10.1 million over the three-year period ending December 31, 1999. Of the $6.2 million of Year 2000 costs incurred through March 31, 1999, $2.1 million have been capitalized. Approximately $1.4 million of future Year 2000 costs are expected to be capitalized.

TCF's Year 2000 Task Force is also developing contingency plans to mitigate potential delays or other problems. TCF's contingency plans include back-up solutions for mission-critical applications and business continuation plans for significant vendors and other business partners. Alternative courses of action for dealing with non-compliant systems are difficult to identify in general terms because they depend on the nature of the system, whether internal or external personnel are responsible for the system, and the cost and availability of replacement systems, among other factors. Although TCF believes its plans address significant contingencies over which it is able to exercise some control, there may be contingencies which cannot be readily identified or contingencies over which it has little or no control and for which few, if any, alternatives are available (for example, system failures that affect government agencies and instrumentalities such as the Federal Reserve System).

The effect of the Year 2000 issue on TCF will also depend on the way the Year 2000 issue is addressed by TCF's customers, including significant borrowers, depositors, vendors, service providers, counterparties, competitors, utilities, government agencies and instrumentalities and other entities with which TCF does business. TCF has surveyed and continues to monitor parties with which it does business to determine how they are addressing the Year 2000 issue and whether computer hardware and software and other services provided to TCF will be, or are, Year 2000 compliant. Additionally, TCF's applicable lending and investment units have implemented procedures for identifying, managing, and underwriting Year 2000 credit risk. TCF is also monitoring the Year 2000 preparation of entities such as the Federal Reserve System, which provides services for processing and settling payments and securities transactions between banks.

The Year 2000 efforts of third parties are ultimately not within TCF's control, and their failure to remediate Year 2000 issues successfully could result in a disruption in the services TCF provides, including deposit and loan services, and could increase TCF's operating costs and credit, investment or other risks. At the present time, it is not possible to determine with certainty whether any such events are likely to occur, or to quantify any potential negative impact they may have on TCF's future results of operations and financial condition.

The foregoing discussion regarding Year 2000, including the discussion of the timing and effectiveness of implementation and costs of TCF's Year 2000 efforts, contains forward-looking statements which are based on management's best estimates derived using assumptions considered reasonable. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, availability and cost of programmers and other systems personnel, TCF's ability to locate and correct all relevant Year 2000 computer code, including imbedded technologies, and the ability of TCF's customers, including significant borrowers, vendors, competitors, counterparties and government agencies and instrumentalities to effectively address the Year 2000 issue. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks. See "Financial Condition - Forward-Looking Information."

INCOME TAXES

TCF recorded income tax expense of $25.3 million for the first quarter of 1999, or 40.4% of income before income tax expense, compared with $27.9 million, or 41.1%, for the comparable 1998 period. The lower tax rate in 1999 reflects lower state taxes in 1999, and the impact of relatively higher non-deductible expenses in 1998, including goodwill reductions associated with branch sales.

MARKET RISK - INTEREST-RATE RISK

TCF's results of operations are dependent to a large degree on its net interest income, which is the difference between interest income and interest expense, and the Company's ability to manage its interest-rate risk. Although TCF manages other risks, such as credit and liquidity risk, in the normal course of its business, the Company considers interest-rate risk to be its most significant market risk. TCF, like most financial institutions, has a material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable index interest rates (e.g., prime). Since TCF does not hold a trading portfolio, the Company is not exposed to significant risk from trading activities.

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

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and a general rise in interest rates. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. In addition, TCF's interest-rate risk will increase during periods of rising interest rates due to resulting slower prepayments on loans and mortgage-backed securities, and the increased likelihood that the Federal Home Loan Bank ("FHLB") will exercise its option to call certain of TCF's longer-term FHLB advances. See "Financial Condition - Borrowings." TCF's one-year interest-rate gap was a negative $777.8 million, or
(8)% of total assets, at March 31, 1999, compared with a negative $263.9 million, or (3)% of total assets, at December 31, 1998. The increase in TCF's negative one-year interest-rate gap reflects the impact of projected slower prepayments on residential loans and mortgage-backed securities. In addition, due to recent increases in market interest rates, $375 million of TCF's callable FHLB advances are included as repricing at their call dates rather than their maturity dates.

FINANCIAL CONDITION

INVESTMENTS

Total investments decreased $119.5 million from year-end 1998 to $158.2 million at March 31, 1999. The decrease is primarily due to decreases of $80 million in interest-bearing deposits with banks and $41 million in federal funds sold. The following table summarizes investments:


                                  At March 31, 1999      At December 31, 1998
                                 --------------------    --------------------
                                 Carrying      Fair      Carrying       Fair
(In thousands)                    Value       Value        Value       Value
                                 --------    --------    --------    --------
Interest-bearing deposits
  with banks                     $ 35,876    $ 35,876    $115,894    $115,894
Federal funds sold                    -           -        41,000      41,000
Federal Home Loan Bank stock,
  at cost                          94,976      94,976      93,482      93,482
Federal Reserve Bank stock,
  at cost                          23,132      23,132      23,112      23,112
Other                               4,238       4,238       4,227       4,227
                                 --------    --------    --------    --------
                                 $158,222    $158,222    $277,715    $277,715
                                 --------    --------    --------    --------
                                 --------    --------    --------    --------

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as accumulated other comprehensive income, which is a separate component of stockholders' equity. Securities available for sale decreased $108.5 million from year-end 1998 to $1.6 billion at March 31, 1999. The decrease reflects sales of $290.2 million of securities available for sale and payment and prepayment activity, partially offset by purchases of $575.9 million. At March 31, 1999, TCF's securities available-for-sale portfolio included $1.4 billion and $168.8 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:


                                      At March 31, 1999                At December 31, 1998
                                ----------------------------       ----------------------------
                                 Amortized           Fair           Amortized          Fair
(In thousands)                     Cost              Value            Cost             Value
                                ----------        -----------      ----------        ----------
Mortgage-backed securities:
  FHLMC                         $1,013,347        $1,010,570       $  989,681        $  998,687
  FNMA                             435,071           435,270          537,197           541,428
  GNMA                              31,732            32,155           33,721            34,118
  Private issuer                    91,492            90,616          104,099           102,813
  Collateralized mortgage
    obligations                        795               795              873               873
                                 ----------        ----------       ----------        ----------
                                $1,572,437        $1,569,406       $1,665,571        $1,677,919
                                -----------       -----------      -----------       -----------
                                -----------       -----------      -----------       -----------

LOANS HELD FOR SALE

Loans held for sale are carried at the lower of cost or market. Education loans held for sale increased $15.1 million and residential real estate loans held for sale decreased $26.6 million from year-end 1998, respectively, and totaled $153.4 million and $48.2 million at March 31, 1999.

During the 1999 first quarter, $52.5 million of consumer finance automobile loans and $3.1 million of related allowances were transferred to loans held for sale in connection with an agreement to sell the loans. The sale is expected to close in the 1999 second quarter. A $500,000 loss on sale of loans held for sale was recognized in connection with this transfer. See "Loans and Leases."

LOANS AND LEASES

The following table sets forth information about loans and leases held in TCF's portfolio, excluding loans held for sale:



                                                        At                   At
                                                     March 31,          December 31,
(In thousands)                                         1999                 1998
                                                   ------------         ------------
Residential real estate                             $3,780,171           $3,757,416
Unearned premiums and deferred loan fees                 8,181                7,864
                                                   ------------         ------------
                                                     3,788,352            3,765,280
                                                   ------------         ------------
Commercial real estate:
    Apartments                                         281,699              257,195
    Other permanent                                    501,278              464,817
    Construction and development                       106,633               92,399
    Unearned discounts and deferred loan fees           (3,056)              (2,983)
                                                   ------------         ------------
                                                       886,554              811,428
                                                   ------------         ------------
           Total real estate                         4,674,906            4,576,708
                                                   ------------         ------------
Commercial business                                    320,984              288,676
Deferred loan costs                                        478                  428
                                                   ------------         ------------
                                                       321,462              289,104
                                                   ------------         ------------
Consumer:
    Home equity                                      1,648,970            1,526,129
    Automobile                                         236,351              337,893
    Loans secured by deposits                            7,600                7,581
    Other secured                                        8,427               19,033
    Unsecured                                           30,504               35,290
    Unearned discounts and deferred loan fees          (34,724)             (49,372)
                                                   ------------         ------------
                                                     1,897,128            1,876,554
                                                   ------------         ------------
Lease financing:
    Direct financing leases                            373,918              377,157
    Sales-type leases                                   40,422               35,695
    Lease residuals                                     29,776               29,340
    Unearned income and deferred lease costs           (44,283)             (43,380)
                                                   ------------         ------------
                                                       399,833              398,812
                                                   ------------         ------------
                                                    $7,293,329           $7,141,178
                                                   ------------         ------------
                                                   ------------         ------------



Loans and leases increased $152.2 million from year-end 1998 to $7.3 billion at March 31, 1999, reflecting increases of $75.1 million in commercial real estate loans, $32.4 million in commercial business loans, $23.1 million in residential real estate loans and $20.6 million in consumer loans. Unearned discounts and deferred fees totaled $73.4 million at March 31, 1999 and $87.4 million at December 31, 1998.

Consumer loans increased $20.6 million from year-end 1998 to $1.9 billion at March 31, 1999, reflecting an increase of $122.8 million in home equity loans, partially offset by a decrease of $101.5 million in automobile loans. In December 1998, TCF restructured its consumer finance company operations, including the discontinuation of indirect automobile lending, the consolidation of offices and a renewed focus on home equity lending. At March 31, 1999, consumer finance automobile loans, net of unearned discounts and deferred fees, totaled $149.2 million, compared with $233.9 million at December 31, 1998. Reflected in the decrease is the previously mentioned transfer of $52.5 million of consumer finance automobile loans to loans held for sale.

Prior to the restructuring, TCF provided financing through the purchase of automobile loans from dealers, an activity referred to as "indirect" automobile lending. Included in consumer finance automobile loans at March 31, 1999 are $132.6 million of sub-prime automobile loans which carry a higher level of credit risk and higher interest rates. Loans classified as sub-prime are owed by borrowers who historically have been unable to obtain credit from traditional sources because of significant past credit problems or limited credit histories. The term sub-prime refers to the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate. There can be no assurances that the Company's sub-prime lending criteria are the same as those utilized by other lenders.

The underwriting criteria for sub-prime loans originated by TCF generally have been less stringent than those historically adhered to by TCF and, as a result, these loans carry a higher level of credit risk and higher interest rates. The indirect loan portfolio also carries an increased risk of loss in the event of adverse economic developments such as a recession. The risks posed by this portfolio could also be exacerbated by TCF's discontinuation of this lending activity, which has involved the closing of its indirect lending offices and the centralization of its loan collection operations, among other changes. Sub-prime lending is inherently more risky than traditional lending and there can be no assurance that all appropriate underwriting criteria have been identified or weighted properly in the assessment of credit risk, or will afford adequate protection against the higher risks inherent in lending to sub-prime borrowers.

TCF has changed its home equity loan origination programs in its subsidiary banks in 1999. Under the new programs, TCF has implemented a tiered pricing structure for its home equity loans. TCF has experienced an increase in the loan-to-value ratios on new home equity loans originated in 1999. Many of these loans are secured by a first lien on the home, and many have balances exceeding $100,000. These loans may carry a higher level of credit risk than loans with a lower loan-to-value ratio.

Commercial real estate loans increased $75.1 million from year-end 1998 to $886.6 million at March 31, 1999. Commercial business loans increased $32.4 million in the first three months of 1999 to $321.5 million at March 31, 1999. TCF is seeking to expand its commercial business lending activity and, to a lesser extent, its commercial real estate lending activity to borrowers located in its primary midwestern markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. At March 31, 1999, approximately 95% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. At March 31, 1999, the average individual balance of commercial real estate loans and commercial business loans was $543,000 and $368,000, respectively.

At March 31, 1999 and December 31, 1998, there were no commercial real estate loans with terms that have been modified in troubled debt restructurings included in performing loans.

At March 31, 1999, the recorded investment in loans that are considered to be impaired was $9.9 million for which the related allowance for credit losses was $2.3 million. All of the impaired loans were on non-accrual status. The average recorded investment in impaired loans during the three months ended March 31, 1999 was $9.2 million.

Lease financings increased $1 million from year-end 1998 to $399.8 million at March 31, 1999, reflecting a $4.7 million increase in sales-type leases, partially offset by a $3.2 million decrease in direct financing leases.

ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the activity of the allowance for loan and lease losses and selected statistics follows:


                                                      Three Months Ended March 31,
                                                      ----------------------------
(Dollars in thousands)                                   1999             1998
                                                      ---------        ---------
Balance at beginning of period                        $ 80,013         $ 82,583
         Provision for credit losses                     7,760            5,984
         Charge-offs                                   (10,814)          (7,620)
         Recoveries                                      1,557            1,564
                                                      ---------        ---------
                  Net charge-offs                       (9,257)          (6,056)
         Transfer to loans held for sale                (3,120)              -
                                                      ---------        ---------
Balance at end of period                              $ 75,396         $ 82,511
                                                      ---------        ---------
                                                      ---------        ---------

Ratio of annualized net loan and lease
         charge-offs to average loans and leases
         outstanding                                       .51%             .34%

Allowance for loan and lease losses as a
         percentage of total loan and lease
         balances at period end                           1.03%            1.17%


TCF has experienced an increase in the level of net loan charge-offs related to its consumer finance automobile portfolio. As a result, net loan charge-offs as a percentage of average loans outstanding for TCF's consumer portfolio were 1.83% for the three months ended March 31, 1999, compared with 1.13% for the same period of 1998 and 1.82% for the three months ended December 31, 1998. In addition, the net loan charge-offs as a percentage of average loans outstanding for TCF's consumer finance automobile portfolio were 13.90% for the three months ended March 31, 1999, compared with 6.03% for the same period in 1998 and 10.76% for the three months ended December 31, 1998. Included in the net loan and lease charge-offs of $9.3 million during the three months ended March 31, 1999 were $7.8 million of net charge-offs related to the consumer finance automobile loans.

On an ongoing basis, TCF's loan and lease portfolios are reviewed and analyzed as to credit risk, performance, collateral value and quality. The allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for estimated loan and lease losses. Management's judgment as to the adequacy of the allowance, including the allocated and unallocated elements, is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, the level of non-performing assets, historical net charge-off amounts, geographic location and prevailing economic conditions. The allowance for loan and lease losses is established for known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Loans and leases are charged off to the extent they are deemed to be uncollectible. The unallocated portion of TCF's allowance for loan and lease losses totaled $23.8 million at March 31, 1999, compared with $23.3 million at December 31, 1998.

The adequacy of the allowance for loan and lease losses is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are reported in the provision for credit losses in the periods in which they become known. The decrease in the allowance for loan and lease losses since year-end 1998 primarily reflects the $84.7 million decrease in consumer finance automobile loans, partially offset by the impact of a $236.9 million net increase in other loans and leases, and the increase in non-accrual loans and leases. Management believes the allowance for loan and lease losses is adequate.

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and leases and other real estate owned) totaled $56.1 million at March 31, 1999, up $7.4 million from the December 31, 1998 total of $48.7 million. The increase in total non-performing assets reflects increases of $4.8 million in non-accrual lease financings and $2 million in non-accrual commercial real estate loans. Included in non-accrual lease financings are $3.3 million of leases that have been funded on a non-recourse basis by third-party financial institutions. Approximately 69% of non-performing assets at March 31, 1999 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest unless such loans and leases are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:


                                                          At               At
                                                       March 31,       December 31,
(Dollars in thousands)                                   1999              1998
                                                      ---------        ------------
Non-accrual loans and leases:
         Consumer                                       $18,988           $17,745
         Residential real estate                          7,404             8,078
         Commercial real estate                           6,362             4,352
         Commercial business                              3,576             2,797
         Lease financing                                  5,512               725
                                                        -------           -------
                                                         41,842            33,697
Other real estate owned and other assets                 14,261            14,972
                                                        -------           -------
         Total non-performing assets                    $56,103           $48,669
                                                        -------           -------
                                                        -------           -------

Non-performing assets as a percentage
         of net loans and leases                            .78%              .69%
Non-performing assets as a percentage
         of total assets                                    .55               .48


TCF had no accruing loans and leases 90 days or more past due at March 31, 1999. The over 30-day delinquency rate on TCF's loans and leases (excluding loans held for sale and non-accrual loans and leases) was .71% of loans and leases outstanding at March 31, 1999, compared with .94% at year-end 1998. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:



                                      At March 31, 1999                  At December 31, 1998
                                 ---------------------------         ---------------------------
                                 Principal     Percentage of         Principal     Percentage of
(Dollars in thousands)           Balances        Portfolio           Balances        Portfolio
                                 --------      -----------           --------      -------------
Consumer                          $36,330           1.93%            $52,588           2.83%
Residential real estate            10,563            .28               9,151            .24
Commercial real estate              2,913            .33               1,787            .22
Commercial business                 1,273            .40               1,984            .69
Lease financing                       486            .12               1,631            .41
                                  -------                            -------
         Total                    $51,565            .71             $67,141            .94
                                  -------                            -------
                                  -------                            -------


TCF's over 30-day delinquency rate on total consumer loans was 1.93% at March 31, 1999, down from 2.83% at year-end 1998. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially indirect automobile loans. TCF's over 60-day delinquency rate on consumer finance automobile loans was 3.63% at March 31, 1999, compared with 3.23% at December 31, 1998. Indirect automobile lending is generally considered to involve a higher level of credit risk, and the management of delinquencies and liquidation of this portfolio will be a key challenge.

In addition to the non-accrual loans and leases, there were commercial real estate and commercial business loans with an aggregate principal balance of $25.4 million outstanding at March 31, 1999 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $23.1 million of such loans at December 31, 1998. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

OTHER ASSETS

Other assets consist of the following:


(In thousands)                          At March 31, 1999   At December 31, 1998
                                        -----------------   --------------------

Premises and equipment                        $171,998              $173,688
Accrued interest receivable                     52,255                52,197
Mortgage servicing rights                       20,875                21,566
Other real estate owned                         12,506                13,602
Due from brokers                               135,413                   -
Other                                           75,684                70,309
                                              --------              --------
                                              $468,731              $331,362
                                              --------              --------
                                              --------              --------


DEPOSITS

Deposits totaled $6.6 billion at March 31, 1999, down $82.7 million from December 31, 1998. Lower interest-cost checking, savings and money market deposits totaled $3.7 billion, down $35.9 million from year-end 1998, and comprised 56.1% of total deposits at March 31, 1999. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. Higher interest-cost certificates of deposit decreased $46.8 million from December 31, 1998. The Company's weighted-average rate for deposits, including non-interest bearing deposits, decreased to 2.64% at March 31, 1999, from 2.73% at December 31, 1998.

As previously noted, TCF continued to expand its supermarket franchise by opening five new branches during the 1999 first quarter. TCF now has 166 supermarket branches, up from 144 branches a year ago. During the past year, deposit accounts in TCF's supermarket branches increased 59% to 445,000 accounts and the balances increased 35% to $665.9 million. The average rate on these deposits decreased from 2.79% at March 31, 1998 to 1.95% at March 31, 1999. Additional information regarding TCF's supermarket branches is as follows:


                                 At or For the Three Months
                                       Ended March 31,
                                 ---------------------------
                                                                  Increase
(Dollars in thousands)              1999            1998         (Decrease)        % Change
                                 ------------   ------------     ----------        --------
Supermarket Banking Summary:

Number of branches                     166            144               22           15.3%
Number of deposit accounts         445,024        280,504          164,520           58.7
Deposits:
 Checking and money market        $346,936       $237,891         $109,045           45.8
 Savings                           110,462         75,188           35,274           46.9
                                  --------       --------         --------
                                   457,398        313,079          144,319           46.1
 Certificates                      208,529        178,435           30,094           16.9
                                  --------       --------         --------
   Total deposits                 $665,927       $491,514         $174,413           35.5
                                  --------       --------         --------
                                  --------       --------         --------

Average rate on deposits              1.95%          2.79%            (.84)%        (30.1)
                                  --------       --------         --------
                                  --------       --------         --------
Total fees and other revenues     $ 17,457       $  8,822         $  8,635           97.9
                                  --------       --------         --------
                                  --------       --------         --------


BORROWINGS

Borrowings totaled $2.6 billion as of March 31, 1999, up $118.7 million from year-end 1998. The increase was primarily due to increases of $129.1 million in securities sold under repurchase agreements, $59 million in treasury, tax and loan notes and $13 million in TCF's bank line of credit, partially offset by a decrease of $76.7 million in FHLB advances. The outstanding balance on TCF's bank line of credit was $87 million at March 31, 1999. Included in FHLB advances at March 31, 1999 are $863.5 million of advances which are callable at par on certain anniversary dates and quarterly thereafter until maturity. If called, the FHLB will provide replacement funding at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions. The weighted-average rate on borrowings decreased to 5.60% at March 31, 1999, from 6.00% at December 31, 1998. At March 31, 1999, borrowings with a maturity of one year or less totaled $1 billion.

STOCKHOLDERS' EQUITY

Stockholders' equity at March 31, 1999 was $824.4 million, or 8.1% of total assets, down from $845.5 million, or 8.3% of total assets, at December 31, 1998. The decrease in stockholders' equity is primarily due to the repurchase of 1,737,900 shares of TCF's common stock at a cost of $40.9 million and the payment of $13.8 million in dividends on common stock, partially offset by net income of $37.3 million for the quarter.

On April 27, 1999, TCF declared a quarterly dividend of 18.75 cents per common share, payable on May 28, 1999 to shareholders of record as of May 7, 1999.

At March 31, 1999, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the Federal Reserve Board and the Federal Deposit Insurance Corporation Improvement Act of 1991.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. A derivative may be designated as a hedge of an exposure to changes in the fair value of a recognized asset or liability, an exposure to variable cash flows of a forecasted transaction, or a foreign currency exposure. The accounting for gains and losses associated with changes in the fair value of a derivative and the impact on TCF's consolidated statements will depend on its hedge designation and whether the hedge is highly effective in offsetting changes in the fair value or cash flows of the underlying hedged item. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

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

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                            Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)


                                                      At                At               At                At               At
(Dollars in thousands,                              March 31,         Dec. 31,        Sept. 30,          June 30,        March 31,
except per-share data)                                1999              1998             1998              1998             1998
                                                   -----------       -----------      -----------       ----------      ------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                       $10,200,744       $10,164,594      $9,900,439        $9,393,060       $9,664,849
Investments                                            158,222           277,715         135,491           122,888          246,364
Securities available for sale                        1,569,406         1,677,919       1,673,722         1,122,490        1,306,853
Loans and leases                                     7,293,329         7,141,178       7,092,639         7,103,686        7,036,646
Deposits                                             6,632,481         6,715,146       6,733,368         6,741,288        6,925,024
Borrowings                                           2,579,789         2,461,046       2,159,948         1,617,240        1,631,021
Stockholders' equity                                   824,442           845,502         869,426           906,485          948,070



                                                                              Three Months Ended
                                             --------------------------------------------------------------------------------
                                              March 31,         Dec. 31           Sept. 30          June 30,        March 31,
                                                1999              1998              1998              1998             1998
                                             -----------       -----------      -----------       ----------      ------------
SELECTED OPERATIONS DATA:
Interest income                                 $184,043          $185,286          $185,229         $186,903        $191,476
Interest expense                                  79,204            80,625            80,605           79,606          82,324
                                             -----------       -----------      ------------       ----------      ------------
  Net interest income                            104,839           104,661           104,624          107,297         109,152
Provision for credit losses                        7,760             9,761             4,544            2,991           5,984
                                             -----------       -----------      ------------       ----------      ------------
  Net interest income after provision for
    credit losses                                 97,079            94,900           100,080          104,306         103,168
                                             -----------       -----------      ------------       ----------      ------------
Non-interest income:
  Gain (loss) on sale of securities
    available for sale                             3,199                -                (43)           1,787             502
  Gain on sale of loan servicing                   2,333                -              2,414                -               -
  Gain on sale of branches                            -             12,051               226            4,260           2,048
  Gain on sale of joint venture interest              -                 -                 -                 -           5,580
  Other non-interest income                       68,385            70,066            71,263           63,531          57,810
                                             -----------       -----------      ------------       ----------      ------------
    Total non-interest income                     73,917            82,117            73,860           69,578          65,940
                                             -----------       -----------      ------------       ----------      ------------
Non-interest expense:
  Amortization of goodwill and other
    intangibles                                    2,675             2,829             2,828            2,826           2,916
  Other non-interest expense                     105,650           107,096           109,054          102,748          98,403
                                             -----------       -----------      ------------       ----------      ------------
    Total non-interest expense                   108,325           109,925           111,882          105,574         101,319
                                             -----------       -----------      ------------       ----------      ------------
  Income before income tax expense                62,671            67,092            62,058           68,310          67,789
Income tax expense                                25,331            27,588            25,477           28,110          27,895
                                             -----------       -----------      ------------       ----------      ------------
  Net income                                    $ 37,340          $ 39,504          $ 36,581         $ 40,200        $ 39,894
                                             -----------       -----------      ------------       ----------      ------------
                                             -----------       -----------      ------------       ----------      ------------
Per common share:
     Basic earnings                             $    .45          $    .47          $    .42         $    .45        $    .44
                                             -----------       -----------       -----------       -----------      ------------
                                             -----------       -----------       -----------       -----------      ------------
     Diluted earnings                           $    .44          $    .46          $    .42         $    .45        $    .43
                                             -----------       -----------       -----------       -----------      ------------
                                             -----------       -----------       -----------       -----------      ------------
     Diluted cash earnings (1)                  $    .47          $    .49          $    .44         $    .48        $    .49
                                             -----------       -----------       -----------       -----------      ------------
                                             -----------       -----------       -----------       -----------      ------------
     Dividends declared                         $  .1625          $  .1625          $  .1625         $  .1625        $   .125
                                             -----------       -----------       -----------       -----------      ------------
                                             -----------       -----------       -----------       -----------      ------------
FINANCIAL RATIOS (2):
Return on average assets                            1.48%             1.60%             1.54%             1.69%           1.66%
Cash return on average assets (1)                   1.57              1.70              1.64              1.84            1.86
Return on average realized common equity           18.06             18.77             16.75             17.52           16.99
Return on average common equity                    17.99             18.56             16.58             17.37           16.83
Cash return on average tangible equity (1)         24.49             25.18             22.48             23.73           23.78
Average total equity to average assets              8.22              8.63              9.28              9.75            9.83
Net interest margin (3)                             4.52              4.65              4.82              4.94            4.94

------------------------


(1) Excludes amortization and reduction of goodwill and deposit base intangibles.
(2)  Annualized.
(3)  Net interest income divided by average interest-earning assets.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Supplementary Information (Continued)

           Consolidated Average Balance Sheets, Interest and Dividends
              Earned or Paid, and Related Interest Yields and Rates


                                              Three Months Ended March 31,
                           ---------------------------------------------------------------------------------
                                           1999                                   1998
                           --------------------------------------   ----------------------------------------
                                                         Interest                                   Interest
                             Average                    Yields and     Average                     Yields and
(Dollars in thousands)       Balance      Interest(1)    Rates (2)     Balance      Interest(1)     Rates (2)
                           -----------    -----------  -----------  -----------     -----------   ----------
Assets:
Investments                $   139,014    $  2,195         6.32%      $  178,723      $  2,783       6.23%
                           -----------    -----------                -----------     -----------

Securities available
  for sale (3)               1,704,601      28,088         6.59        1,379,260        24,164       7.01
                           -----------    -----------                -----------     -----------

Loans held for sale            214,960       3,519         6.55          210,065         3,681       7.01
                           -----------    -----------                -----------     -----------

Loans and leases:
  Residential real
    estate                   3,787,223      66,375         7.01        3,649,026        68,094       7.46
  Commercial real estate       847,712      17,706         8.35          845,724        18,916       8.95
  Commercial business          301,110       5,837         7.75          243,632         5,252       8.62
  Consumer                   1,895,160      48,834        10.31        1,962,011        56,065      11.43
  Lease financing              397,365      11,489        11.57          370,562        12,521      13.52
                           -----------    -----------                -----------     -----------
    Total loans and
      leases (4)             7,228,570     150,241         8.31        7,070,955       160,848       9.10
                           -----------    -----------                -----------     -----------
    Total interest-
      earning assets         9,287,145     184,043         7.93        8,839,003       191,476       8.67
                                          -----------     -----                      -----------    -----
Other assets(5)                821,224                                  802,280
                           -----------                               -----------
    Total assets           $10,108,369                               $9,641,283
                           -----------                               -----------
                           -----------                               -----------
Liabilities and
  Stockholders' Equity:
Noninterest-bearing
  deposits                 $ 1,122,114                               $  879,272
                           -----------                               -----------
Interest-bearing
  deposits:
    Checking                   692,948         998          .58         650,854          1,695       1.04
    Passbook and
      statement              1,113,043       3,075         1.11       1,111,188          4,937       1.78
    Money market               723,058       4,703         2.60         697,615          5,145       2.95
    Certificates             2,907,391      35,114         4.83       3,533,458         44,595       5.05
                           -----------    -----------                -----------     -----------
      Total interest-
        bearing
        deposits             5,436,440      43,890         3.23       5,993,115         56,372       3.76
                           -----------    -----------                -----------     -----------
          Total deposits     6,558,554      43,890         2.68       6,872,387         56,372       3.28
                           -----------    -----------                -----------     -----------
Borrowings:
  Securities sold under
    repurchase
    agreements and federal
    funds purchased            454,028       5,650         4.98           96,246         1,429       5.94
  FHLB advances              1,750,506      23,676         5.41        1,284,403        18,773       5.85
  Discounted lease
    rentals                    180,670       3,658         8.10          235,066         4,609       7.84
  Other borrowings             150,390       2,330         6.20           43,530         1,141      10.48
                           -----------    -----------                -----------     -----------
        Total borrowings     2,535,594      35,314         5.57        1,659,245        25,952       6.26
                           -----------    -----------                -----------     -----------
          Total interest-
            bearing
            liabilities      7,972,034      79,204         3.97        7,652,360        82,324       4.30
                                          -----------     -----                      -----------     ----
Other liabilities(5)           183,786                                   161,603
                           -----------                               -----------
  Total liabilities          9,277,934                                 8,693,235

Stockholders' equity (5)       830,435                                   948,048
                           -----------                               -----------
    Total liabilities
      and stockholders'
      equity               $10,108,369                                $9,641,283
                           -----------                               -----------
                           -----------                               -----------
Net interest income                       $104,839                                    $109,152
                                          --------                                    --------
                                          --------                                    --------
Net interest-rate spread                                3.96%                                        4.37%
                                                        ----                                         ----
                                                        ----                                         ----
Net interest margin                                     4.52%                                        4.94%
                                                        ----                                         ----
                                                        ----                                         ----


(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $42,000 and $40,000 was recognized during the three months ended March 31, 1999 and 1998, respectively.
(2)  Annualized.
(3) Average balance and yield of securities available for sale is based upon the amortized cost balance.
(4) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5)  Average balance is based upon month-end balances.

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

On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 116 S.Ct. 2432 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings have since been tried before the Court of Federal Claims on the issue of damages, and the third was settled without trial. In one of the cases that proceeded to a damages trial, GLENDALE FEDERAL BANK, FSB V. UNITED STATES, No. 90-772C, the Court of Federal Claims issued a decision on April 9, 1999, awarding the plaintiff in that case $908,948,000 in restitution and non-overlapping reliance damages. Although no official announcement has yet been made, TCF expects that the GLENDALE damages decision will be appealed to the United States Court of Appeals for the Federal Circuit. The other case which went to trial was settled in June 1998.

On December 22, 1997, the Court of Federal Claims issued a decision finding the existence of contracts and governmental breaches of those contracts in four other "supervisory goodwill" cases, consolidated for purposes of that decision only under the title CALIFORNIA FEDERAL BANK V. UNITED STATES, 39 Fed Cl. 753
(1997). In reaching its decision, the Court of Federal Claims rejected a number of "common issue" defenses that the government has raised in a number of "supervisory goodwill" cases. In November 1998, the Court of Federal Claims issued another decision in the CALIFORNIA FEDERAL case prohibiting the plaintiff in that case from offering evidence as to a lost profits theory of damages. A two-month trial regarding the plaintiff's other damages theories in that case was concluded in early March 1999. On April 21, 1999, the Court of Federal Claims entered judgment for the plaintiff in CALIFORNIA FEDERAL, and awarded the plaintiff $22,966,523.42 in damages under a cost of replacement capital theory. On May 6, 1999, the Court denied plaintiff's motion for reconsideration of its damages decision in the CALIFORNIA FEDERAL case. TCF expects that the CALIFORNIA FEDERAL decision will be appealed to the United States Court of Appeals for the Federal Circuit. In addition, the Court of Federal Claims has issued favorable liability decisions to the plaintiffs in several other "supervisory goodwill" cases, and a number of such cases are currently engaged in or about to commence trials on damages issues.

The government has indicated that it will have a number of affirmative defenses against goodwill litigation filed against it. The TCF Minnesota and Great Lakes Michigan actions involve a variety of different types of transactions, contracts and contract provisions. There can be no assurance that the U.S. Supreme Court decision in WINSTAR or the Court of Federal Claims' recent decisions in GLENDALE, CALIFORNIA FEDERAL and other cases will mean that a similar result would be obtained in the actions filed by TCF Minnesota and Great Lakes Michigan. There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or Great Lakes Michigan or, even if a determination favorable to TCF Minnesota or Great Lakes Michigan is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota's or Great Lakes Michigan's claim. Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota's or Great Lakes Michigan's cases, and investors should not anticipate any recovery.

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




                                     TCF FINANCIAL CORPORATION




                                                 /s/ Neil W. Brown
                                     ------------------------------------------
                                       Neil W. Brown, Executive Vice President,
                                        Chief Financial Officer and Treasurer
                                            (Principal Financial Officer)





                                                 /s/ Mark R. Lund
                                     ------------------------------------------
                                        Mark R. Lund, Senior Vice President,
                                        Assistant Treasurer and Controller
                                           (Principal Accounting Officer)




Dated:  May 13, 1999

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
