Form 10-Q
period 1999-06-30
TCF FINANCIAL CORP
filed 1999-08-16
CIK 814184

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



             [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                        For the quarterly period ended
                                 June 30, 1999

                                      or

             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                             ---------------------

                                Commission File
                                  No. 0-16431

                             ---------------------


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


           Class                                  Outstanding at
----------------------------                      July 31, 1999
Common Stock, $.01 par value                      83,436,165 shares

                      TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                        INDEX


                                                                          Pages
                                                                          -----
Part I.  Financial Information

         Item 1.  Financial Statements


            Consolidated Statements of Financial Condition
              at June 30, 1999 and December 31, 1998 . . . . . . . . . .      3


            Consolidated Statements of Operations for the Three
              and Six Months Ended June 30, 1999 and 1998. . . . . . . .      4


            Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1999 and 1998. . . . . . . . . .      5


            Consolidated Statements of Stockholders' Equity for
              the Year Ended December 31, 1998 and for the Six
              Months Ended June 30, 1999 . . . . . . . . . . . . . . . .      6


            Notes to Consolidated Financial Statements . . . . . . . . .      7


         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations for the Three
                    and Six Months Ended June 30, 1999 and 1998. . . . .  10-23


            Supplementary Information. . . . . . . . . . . . . . . . . .  24-25


Part II.  Other Information


         Items 1-6 . . . . . . . . . . . . . . . . . . . . . . . . . . .  26-28


Signatures. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29


Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

                         PART 1 - FINANCIAL STATEMENTS

                          ITEM 1.  Financial Statements

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                 (Dollars in thousands, except per-share data)
                                  (Unaudited)

                                                                                  At                     At
                                                                                June 30,             December 31,
                                            ASSETS                               1999                   1998
                                                                              -----------            ------------
Cash and due from banks                                                       $   367,573            $   420,477
Investments                                                                       194,781                277,715
Securities available for sale                                                   1,701,063              1,677,919
Loans held for sale                                                               201,991                213,073
Loans and leases:
         Residential real estate                                                3,773,094              3,765,280
         Commercial real estate                                                   902,661                811,428
         Commercial business                                                      356,038                289,104
         Consumer                                                               1,999,561              1,876,554
         Lease financing                                                          399,817                398,812
                                                                              -----------            -----------
            Total loans and leases                                              7,431,171              7,141,178
            Allowance for loan and lease losses                                   (71,346)               (80,013)
                                                                              -----------            -----------
                 Net loans and leases                                           7,359,825              7,061,165
Goodwill                                                                          162,785                166,645
Deposit base intangibles                                                           14,750                 16,238
Other assets                                                                      335,573                331,362
                                                                              -----------            -----------
                                                                              $10,338,341            $10,164,594
                                                                              -----------            -----------
                                                                              -----------            -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
         Checking                                                             $ 1,851,039            $ 1,879,623
         Passbook and statement                                                 1,186,405              1,176,931
         Money market                                                             737,117                700,004
         Certificates                                                           2,873,722              2,958,588
                                                                              -----------            -----------
            Total deposits                                                      6,648,283              6,715,146
                                                                              -----------            -----------
Securities sold under repurchase agreements                                       201,687                367,280
Federal Home Loan Bank advances                                                 1,997,346              1,804,208
Discounted lease rentals                                                          168,442                183,684
Other borrowings                                                                  367,177                105,874
                                                                              -----------            -----------
             Total borrowings                                                   2,734,652              2,461,046
Accrued interest payable                                                           28,856                 27,601
Accrued expenses and other liabilities                                            116,102                115,299
                                                                              -----------            -----------
            Total liabilities                                                   9,527,893              9,319,092
                                                                              -----------            -----------
Stockholders' equity:
         Preferred stock, par value $.01 per share, 30,000,000
            shares authorized; none issued and outstanding                            -                      -
         Common stock, par value $.01 per share, 280,000,000 shares
            authorized; 92,822,005 and 92,912,246 shares issued                       928                    929
         Additional paid-in capital                                               501,588                507,534
         Retained earnings, subject to certain restrictions                       658,933                610,177
         Unamortized deferred compensation                                        (18,580)               (24,217)
         Loan to Executive Deferred Compensation Plan                              (5,503)                (6,111)
         Shares held in trust for deferred compensation
            plans, at cost                                                        (46,187)               (45,740)
         Accumulated other comprehensive income (loss)                            (26,117)                 7,591
         Treasury stock, at cost, 9,385,356 and 7,343,117 shares                 (254,614)              (204,661)
                                                                              -----------            -----------
            Total stockholders' equity                                            810,448                845,502
                                                                              -----------            -----------
                                                                              $10,338,341            $10,164,594
                                                                              -----------            -----------
                                                                              -----------            -----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Operations
                     (In thousands, except per-share data)
                                  (Unaudited)


                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                 -----------------------------          ----------------------------
                                                    1999                1998               1999               1998
                                                    ----                ----               ----               ----
Interest income:
 Loans and leases                                $ 152,177           $ 159,327          $ 302,418          $ 320,175
 Securities available for sale                      28,683              20,929             56,771             45,093
 Loans held for sale                                 3,273               3,572              6,792              7,253
 Investments                                         2,226               3,075              4,421              5,858
                                                 ---------           ---------          ---------          ---------
    Total interest income                          186,359             186,903            370,402            378,379
                                                 ---------           ---------          ---------          ---------
Interest expense:
 Deposits                                           42,965              54,096             86,855            110,468
 Borrowings                                         36,672              25,510             71,986             51,462
                                                 ---------           ---------          ---------          ---------
    Total interest expense                          79,637              79,606            158,841            161,930
                                                 ---------           ---------          ---------          ---------
      Net interest income                          106,722             107,297            211,561            216,449
Provision for credit losses                          2,947               2,991             10,707              8,975
                                                 ---------           ---------          ---------          ---------
    Net interest income after provision
      for credit losses                            103,775             104,306            200,854            207,474
                                                 ---------           ---------          ---------          ---------
Non-interest income:
 Fee and service charge revenues                    37,469              31,514             71,310             58,445
 Electronic funds transfer revenues                 16,890              12,619             31,287             22,730
 Leasing revenues                                    5,389               6,568             12,983             14,261
 Title insurance revenues                            4,512               5,007              8,978              9,543
 Commissions on sales of annuities                   2,451               2,199              4,651              4,423
 Commissions on sales of mutual funds                1,716               1,404              3,258              2,735
 Gain on sale of loans held for sale                 1,061               1,208              2,630              3,362
 Other                                               3,409               3,012              6,185              5,842
                                                 ---------           ---------          ---------          ---------
                                                    72,897              63,531            141,282            121,341
                                                 ---------           ---------          ---------          ---------
 Gain (loss) on sale of securities
    available for sale                                  (5)              1,787              3,194              2,289
 Gain on sale of loan servicing                        743                   -              3,076                  -
 Gain on sale of branches                            2,382               4,260              2,382              6,308
 Gain on sale of joint venture interest                  -                   -                  -              5,580
                                                 ---------           ---------          ---------          ---------
                                                     3,120               6,047              8,652             14,177
                                                 ---------           ---------          ---------          ---------
    Total non-interest income                       76,017              69,578            149,934            135,518
                                                 ---------           ---------          ---------          ---------
Non-interest expense:
 Compensation and employee benefits                 60,151              55,186            118,204            107,949
 Occupancy and equipment                            18,131              17,642             36,240             34,947
 Advertising and promotions                          4,730               5,458              9,384             10,724
 Federal deposit insurance premiums and
    assessments                                      1,321               1,384              2,686              2,779
 Amortization of goodwill and other
    intangibles                                      2,673               2,826              5,348              5,742
 Other                                              25,773              23,078             49,242             44,752
                                                 ---------           ---------          ---------          ---------
    Total non-interest expense                     112,779             105,574            221,104            206,893
                                                 ---------           ---------          ---------          ---------
      Income before income tax expense              67,013              68,310            129,684            136,099
Income tax expense                                  26,024              28,110             51,355             56,005
                                                 ---------           ---------          ---------          ---------
      Net income                                 $  40,989           $  40,200          $  78,329          $  80,094
                                                 ---------           ---------          ---------          ---------
                                                 ---------           ---------          ---------          ---------

Net income per common share:
 Basic                                           $     .50           $     .45          $     .94          $     .89
                                                 ---------           ---------          ---------          ---------
                                                 ---------           ---------          ---------          ---------
 Diluted                                         $     .49           $     .45          $     .94          $     .88
                                                 ---------           ---------          ---------          ---------
                                                 ---------           ---------          ---------          ---------

Dividends declared per common share              $   .1875           $   .1625          $     .35          $   .2875
                                                 ---------           ---------          ---------          ---------
                                                 ---------           ---------          ---------          ---------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                 ---------------------------------
                                                                     1999                  1998
                                                                     ----                  ----
Cash flows from operating activities:
 Net income                                                      $    78,329           $    80,094
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                14,479                14,114
         Amortization of goodwill and other intangibles                5,348                 5,742
         Provision for credit losses                                  10,707                 8,975
         Proceeds from sales of loans held for sale                  299,562               318,149
         Principal collected on loans held for sale                    6,047                 5,238
         Originations and purchases of loans held
             for sale                                               (245,907)             (324,427)
         Net decrease in other assets and liabilities,
             and accrued interest                                     20,321                 6,815
         Gains on sales of assets                                     (8,652)              (14,177)
         Other, net                                                    6,990                (1,036)
                                                                 -----------           -----------

         Total adjustments                                           108,895                19,393
                                                                 -----------           -----------

             Net cash provided by operating activities               187,224                99,487
                                                                 -----------           -----------

Cash flows from investing activities:
 Principal collected on loans and leases                           1,243,168             1,485,211
 Originations and purchases of loans                              (1,570,146)           (1,469,215)
 Purchases of equipment for lease financing                          (90,999)              (83,108)
 Proceeds from sales of loans                                              -                 6,957
 Net decrease in interest-bearing deposits with banks                 83,758                 7,429
 Proceeds from sales of securities available for sale                288,718               149,215
 Proceeds from maturities of and principal collected on
    securities available for sale                                    374,015               261,251
 Purchases of securities available for sale                         (738,079)              (45,684)
 Net decrease in federal funds sold                                    6,000                     -
 Sales of deposits, net of cash paid                                 (20,077)             (114,132)
 Other, net                                                           (3,804)                2,953
                                                                 -----------           -----------
    Net cash provided (used) by investing activities                (427,446)              200,877
                                                                 -----------           -----------

Cash flows from financing activities:
 Net decrease in deposits                                            (44,447)              (43,266)
 Net decrease in securities sold under repurchase
    agreements and federal funds purchased                          (165,593)              (34,435)
 Proceeds from borrowings                                          2,384,076               516,144
 Payments on borrowings                                           (1,895,299)             (537,418)
 Purchases of common stock to be held in treasury                    (59,967)             (103,888)
 Payments of dividends on common stock                               (29,573)              (26,371)
 Other, net                                                           (1,879)              (10,717)
                                                                 -----------           -----------
    Net cash provided (used) by financing activities                 187,318              (239,951)
                                                                 -----------           -----------

Net increase (decrease) in cash and due from banks                   (52,904)               60,413
Cash and due from banks at beginning of period                       420,477               297,010
                                                                 -----------           -----------
Cash and due from banks at end of period                         $   367,573           $   357,423
                                                                 -----------           -----------
                                                                 -----------           -----------

Supplemental disclosures of cash flow information:
 Cash paid for:
    Interest on deposits and borrowings                          $   151,325           $   157,967
                                                                 -----------           -----------
                                                                 -----------           -----------
    Income taxes                                                 $    37,375           $    58,993
                                                                 -----------           -----------
                                                                 -----------           -----------
 Transfer of loans to other real estate owned
    and other assets                                             $    19,610           $    19,731
                                                                 -----------           -----------
                                                                 -----------           -----------

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                            (Dollars in thousands)
                                  (Unaudited)





                                Number                                              Unamor-
                                of                        Addi-                     tized
                                Common                    tional                    Deferred
                                Shares         Common     Paid-in      Retained     Compen-
                                Issued         Stock      Capital      Earnings     sation
                                ------         ------     -------      --------     --------
Balance, December 31, 1997      92,821,529     $  928     $460,684     $508,969     $(25,457)
Net income                               -          -            -      156,179            -
Unrealized loss on
    securities available
    for sale, net of tax
    and reclassification
    adjustment                           -          -            -            -            -
Dividends on common stock                -          -            -      (54,971)           -
Purchase of 7,549,300
    shares to be held in
    treasury                             -          -            -            -            -
Issuance of 108,200
    shares, of which
    61,000 shares were
    from treasury                   47,200          1        2,518            -       (4,815)
Cancellation of shares             (18,170)         -         (375)           -          192
Amortization of deferred
    compensation                         -          -            -            -        5,863
Exercise of stock options,
    of which 145,183 shares
    were from treasury              61,687          -       (1,033)           -            -
Shares held in trust for
    deferred compensation
    plans                                -          -       45,740            -            -
Loan to Executive Deferred
    Compensation Plan, net               -          -            -            -            -
                                ----------     ------     --------     --------     --------
Balance, December 31, 1998      92,912,246        929      507,534      610,177      (24,217)
Net income                               -          -            -       78,329            -
Unrealized loss on
    securities available
    for sale, net of tax
    and reclassification
    adjustment                           -          -            -            -            -
Dividends on common stock                -          -            -      (29,573)           -
Purchase of 2,407,700
    shares to be held in
    treasury                             -          -            -            -            -
Issuance of 7,000 shares
    from treasury                        -          -          (36)           -         (158)
Cancellation of shares             (90,241)        (1)      (2,072)           -          319
Amortization of deferred
    compensation                         -          -            -            -        5,476
Exercise of stock options,
    of which 358,461 shares
    were from treasury                   -          -       (4,285)           -            -
Shares held in trust for
    deferred compensation
    plans                                -          -          447            -            -
Payments on Loan to
    Executive Deferred
    Compensation Plan                    -          -            -            -            -
                                ----------     ------     --------     --------     --------
Balance, June 30, 1999          92,822,005     $  928     $501,588     $658,933     $(18,580)
                                ----------     ------     --------     --------     --------
                                ----------     ------     --------     --------     --------


                                              Shares
                                              Held in      Accum-
                                Loan to       Trust        lated
                                Executive     for          Other
                                Deferred      Deferred     Compre-
                                Compen-       Compen-      hensive
                                sation        sation       Income       Treasury
                                Plan          Plans        (Loss)       Stock           Total
                                ---------     --------     -------      --------        -----
Balance, December 31, 1997      $       -     $      -     $  8,556     $         -     $ 953,680
Net income                              -            -            -               -       156,179
Unrealized loss on
    securities available
    for sale, net of tax
    and reclassification
    adjustment                          -            -         (965)              -          (965)
Dividends on common stock               -            -            -               -       (54,971)
Purchase of 7,549,300
    shares to be held in
    treasury                            -            -            -        (210,939)     (210,939)
Issuance of 108,200
    shares, of which
    61,000 shares were
    from treasury                       -            -            -           1,933          (363)
Cancellation of shares                  -            -            -               -          (183)
Amortization of deferred
    compensation                        -            -            -               -         5,863
Exercise of stock options,
    of which 145,183 shares
    were from treasury                  -            -            -           4,345         3,312
Shares held in trust for
    deferred compensation
    plans                               -      (45,740)           -               -             -
Loan to Executive Deferred
    Compensation Plan, net         (6,111)           -            -               -        (6,111)
                                ---------     --------     --------     -----------     ---------
Balance, December 31, 1998         (6,111)     (45,740)       7,591        (204,661)      845,502
Net income                              -            -            -               -        78,329
Unrealized loss on
    securities available
    for sale, net of tax
    and reclassification
    adjustment                          -            -      (33,708)              -       (33,708)
Dividends on common stock               -            -            -               -       (29,573)
Purchase of 2,407,700
    shares to be held in
    treasury                            -            -            -         (59,967)      (59,967)
Issuance of 7,000 shares
    from treasury                       -            -            -             194             -
Cancellation of shares                  -            -            -               -        (1,754)
Amortization of deferred
    compensation                        -            -            -               -         5,476
Exercise of stock options,
    of which 358,461 shares
    were from treasury                  -            -            -           9,820         5,535
Shares held in trust for
    deferred compensation
    plans                               -         (447)           -               -             -
Payments on Loan to
    Executive Deferred
    Compensation Plan                 608            -            -               -           608
                                ---------     --------     --------     -----------     ---------
Balance, June 30, 1999          $  (5,503)    $(46,187)    $(26,117)    $  (254,614)    $ 810,448
                                ---------     --------     --------     -----------     ---------
                                ---------     --------     --------     -----------     ---------

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

(2)  COMPREHENSIVE INCOME

     The following table summarizes the components of comprehensive income for the periods noted. Comprehensive income is the total of net income and other comprehensive income, which for TCF is comprised entirely of unrealized gains and losses on securities available for sale. Such unrealized gains or losses only pertain to a small portion of TCF's balance sheet and do not reflect the increased economic value of TCF's demand deposit accounts.

                                               Three Months Ended         Six Months Ended
(In thousands)                                      June 30,                  June 30,
                                             ---------------------     ---------------------
                                                1999         1998         1999         1998
                                                ----         ----         ----         ----
     Net income                              $ 40,989     $ 40,200     $ 78,329     $ 80,094

     Other comprehensive income (loss),
       before tax:

       Unrealized holding gains (losses)
        arising during the period on
        securities available for sale         (38,952)        (263)     (51,132)        (441)

       Reclassification adjustment for
         (gains) losses included in
         net income                                 5       (1,787)      (3,194)      (2,289)
                                             --------     --------     --------     --------

         Other comprehensive income
           (loss), before tax                 (38,947)      (2,050)     (54,326)      (2,730)


         Income tax benefit                   (14,692)        (810)     (20,618)      (1,078)
                                             --------     --------     --------     --------
           Total other comprehensive income
             (loss), net of tax               (24,255)      (1,240)     (33,708)      (1,652)
                                             --------     --------     --------     --------
     Comprehensive income                    $ 16,734     $ 38,960     $ 44,621     $ 78,442
                                             --------     --------     --------     --------
                                             --------     --------     --------     --------

(3)  EARNINGS PER COMMON SHARE

     The weighted average number of common shares outstanding used to compute basic earnings per common share were 82,615,789 and 89,424,676 for the three months ended June 30, 1999 and 1998, respectively, and 83,114,543 and 90,169,352 for the six months ended June 30, 1999 and 1998, respectively. The weighted average number of common and common equivalent shares outstanding used to compute diluted earnings per common share were 83,237,841 and 90,271,584 for the three months ended June 30, 1999 and 1998, respectively, and 83,666,921 and 91,044,032 for the six months ended June 30, 1999 and 1998, respectively.

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

                                        TCF           TCF          TCF       Great Lakes
(In thousands)                       Minnesota      Illinois    Wisconsin     Michigan         Other    Eliminations   Consolidated
At or For the Three Months Ended     ----------     --------    ---------    -----------     ---------  ------------   ------------
        June 30, 1999
--------------------------------
Revenues from External Customers:
  Interest Income                    $   73,856    $   54,802    $ 12,259     $   44,526     $     916     $       -    $   186,359
  Non-Interest Income                    37,312        22,018       4,615         10,910         1,162             -         76,017
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
     Total                           $  111,168    $   76,820    $ 16,874     $   55,436     $   2,078     $       -    $   262,376
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

Intersegment Revenues:
  Interest Income                    $       45    $      166    $     (4)    $       10     $      13     $    (230)   $         -
  Non-Interest Income                     1,189            60          11             76        20,398       (21,734)             -
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
     Total                           $    1,234    $      226    $      7     $       86     $  20,411     $ (21,964)   $         -
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

Net Income (Loss)                    $   20,308    $    8,129    $  2,194     $   11,244     $  (1,049)    $     163    $    40,989
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

Total Assets                         $3,775,155    $3,426,983    $694,531     $2,425,418     $ 946,409     $(930,155)   $10,338,341
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
At or For the Three Months Ended
        June 30, 1998
--------------------------------

Revenues from External Customers:
  Interest Income                    $   82,507    $   50,001    $ 11,100     $   42,987     $     308     $       -    $   186,903
  Non-Interest Income                    39,506        14,395       3,988         11,046           643             -         69,578
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
     Total                           $  122,013    $   64,396    $ 15,088     $   54,033     $     951     $       -    $   256,481
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

Intersegment Revenues:
  Interest Income                    $       35    $      345    $      8     $       19     $      78     $    (485)   $         -
  Non-Interest Income                     1,351            24          13             20        16,729       (18,137)             -
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
     Total                           $    1,386    $      369    $     21     $       39     $  16,807     $ (18,622)   $         -
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

Net Income (Loss)                    $   23,935    $    4,958    $  2,076     $   11,922     $  (2,739)    $      48    $    40,200
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

Total Assets                         $3,600,012    $3,045,353    $578,755     $2,166,264     $ 987,905     $(985,229)   $ 9,393,060
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

                                        TCF           TCF          TCF       Great Lakes
(In thousands)                       Minnesota      Illinois    Wisconsin     Michigan         Other    Eliminations   Consolidated
For the Six Months Ended             ----------     --------    ---------    -----------     ---------  ------------   ------------
        June 30, 1999
--------------------------------
Revenues from External Customers:
  Interest Income                    $  148,100    $  108,090    $ 24,193     $   88,368     $   1,651     $       -    $   370,402
  Non-Interest Income                    80,342        40,846       8,735         18,007         2,004             -        149,934
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
     Total                           $  228,442    $  148,936    $ 32,928     $  106,375     $   3,655     $       -    $   520,336
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

Intersegment Revenues:
  Interest Income                    $      285    $      208    $      -     $      (64)    $      46     $    (475)   $         -
  Non-Interest Income                     2,383           121          22            162        40,227       (42,915)             -
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
     Total                           $    2,668    $      329    $     22     $       98     $  40,273     $ (43,390)   $         -
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

Net Income (Loss)                    $   40,076    $   15,103    $  4,037     $   20,591     $  (1,798)    $     320    $    78,329
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

For the Six Months Ended
    June 30, 1998
--------------------------------
Revenues from External Customers:
  Interest Income                    $  166,461    $  102,555    $ 22,454     $   86,394     $     515     $       -    $   378,379
  Non-Interest Income                    84,788        25,358       7,445         16,798         1,129             -        135,518
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
     Total                           $  251,249    $  127,913    $ 29,899     $  103,192     $   1,644     $       -    $   513,897
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

Intersegment Revenues:
  Interest Income                    $       56    $    1,035    $     (4)    $      (74)    $     300     $  (1,313)   $         -
  Non-Interest Income                     2,629            48          27             39        32,215       (34,958)             -
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
     Total                           $    2,685    $    1,083    $     23     $      (35)    $  32,515     $ (36,271)   $         -
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

Net Income (Loss)                    $   49,526    $   11,498    $  3,799     $   20,482     $  (5,335)    $     124    $    80,094
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------
                                     ----------    ----------    --------     ----------     ---------     ---------    -----------

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

          Item 2. - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

RESULTS OF OPERATIONS

TCF reported net income of $41 million and $78.3 million for the second quarter and first six months of 1999, respectively, compared with $40.2 million and $80.1 million for the same 1998 periods. Diluted earnings per common share were 49 cents and 94 cents for the second quarter and first six months of 1999, respectively, compared with 45 cents and 88 cents for the same 1998 periods. Diluted cash earnings per common share, which excludes amortization and reduction of goodwill net of income tax benefit, were 52 cents and 98 cents for the second quarter and first six months of 1999, respectively, compared with 48 cents and 96 cents for the same 1998 periods. Return on average assets was 1.60% and 1.54% for the second quarter and first six months of 1999, compared with 1.69% and 1.67% for the same 1998 periods. Return on average realized common equity was 19.81% and 18.93% for the second quarter and first six months of 1999, compared with 17.52% and 17.29% for the same 1998 periods. TCF's results for the first half of 1998 were favorably impacted by a non-recurring after-tax gain of $3.4 million, or 4 cents per diluted common share, on the sale of a joint venture interest.

TCF has significantly expanded its retail banking franchise in recent periods and had 323 retail banking branches at June 30, 1999. Since April 1, 1996, TCF has opened 150 new branches, of which 134 were supermarket branches.
This expansion includes TCF's January 30, 1998 acquisition of 76 branches and 178 automated teller machines ("ATM") in Jewel-Osco stores in the Chicago area previously operated by Bank of America. TCF continued to expand its supermarket franchise by opening eight new branches during the 1999 second quarter. TCF anticipates opening approximately 25 more new branches in the remainder of 1999, and additional branches in subsequent years, including approximately 25 Jewel-Osco supermarket branches per year in subsequent years until branches have been installed in all targeted stores, and also newly constructed stores. See "Financial Condition - Forward-Looking Information."

NET INTEREST INCOME

Net interest income for the second quarter of 1999 was $106.7 million, compared with $107.3 million for the second quarter of 1998 and $104.8 million for the 1999 first quarter. The net interest margin for the second quarter of 1999 was 4.52%, compared with 4.94% for the same 1998 period and 4.52% for the first quarter of 1999. TCF's 1999 net interest income and net interest margin have been negatively impacted, as compared with last year, by increased loan prepayments, purchases of lower-yielding mortgage-backed securities and the discontinuation of TCF's high-margin indirect automobile lending operation. Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Achieving net interest margin growth is dependent on TCF's ability to generate higher-yielding assets and lower-cost retail deposits. If variable index rates (e.g., prime) were to decline, TCF may experience additional compression of its net interest margin depending on the timing and amount of any reductions, as it is possible that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as home equity loans. Competition for checking, savings and money market deposits, an important source of lower cost funds for TCF, has intensified among depository and other financial institutions. TCF may also experience compression in its net interest margin if the rates paid on deposits increase. See "Market Risk - Interest-Rate Risk" and "Financial Condition - Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the second quarter and first six months of 1999 as compared with the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                          Three Months Ended                     Six Months Ended
                                             June 30, 1999                         June 30, 1999
                                       Versus Same Period in 1998            Versus Same Period in 1998
                                    --------------------------------     ----------------------------------
                                       Increase (Decrease) Due to           Increase (Decrease) Due to
                                    --------------------------------     ----------------------------------
(In thousands)                       Volume       Rate        Total       Volume        Rate         Total
                                     ------       ----        -----       ------        ----         -----
Investments                         $  (990)    $   141     $   (849)    $ (1,619)    $    182     $ (1,437)
                                    -------     -------     --------     --------     --------     --------
Securities available for sale         9,079      (1,325)       7,754       14,523       (2,845)      11,678
                                    -------     -------     --------     --------     --------     --------
Loans held for sale                      (7)       (292)        (299)          79         (540)        (461)
                                    -------     -------     --------     --------     --------     --------
Loans and leases:
  Residential real estate             2,063      (3,097)      (1,034)       4,638       (7,391)      (2,753)
  Commercial real estate                984      (1,172)        (188)       1,047       (2,445)      (1,398)
  Commercial business                 1,394        (436)         958        2,543       (1,000)       1,543
  Consumer                           (4,160)     (1,941)      (6,101)      (8,472)      (4,860)     (13,332)
  Lease financing                       705      (1,490)        (785)       1,572       (3,389)      (1,817)
                                    -------     -------     --------     --------     --------     --------
     Total loans and leases             986      (8,136)      (7,150)       1,328      (19,085)     (17,757)
                                    -------     -------     --------     --------     --------     --------
         Total interest income        9,068      (9,612)        (544)      14,311      (22,288)      (7,977)
                                    -------     -------     --------     --------     --------     --------
Deposits:
  Checking                              114        (815)        (701)         214       (1,612)      (1,398)
  Passbook and statement                (75)     (1,764)      (1,839)         (69)      (3,632)      (3,701)
  Money market                          256        (766)        (510)         440       (1,392)        (952)
  Certificates                       (4,809)     (3,272)      (8,081)     (12,372)      (5,190)     (17,562)
                                    -------     -------     --------     --------     --------     --------
     Total deposits                  (4,514)     (6,617)     (11,131)     (11,787)     (11,826)     (23,613)
                                    -------     -------     --------     --------     --------     --------
Borrowings:
  Securities sold under
     repurchase agreements and
     federal funds purchased          3,542        (305)       3,237        8,026         (568)       7,458
  FHLB advances                       8,417      (1,408)       7,009       14,819       (2,907)      11,912
  Discounted lease rentals             (679)       (173)        (852)      (1,770)         (33)      (1,803)
  Other borrowings                    2,234        (466)       1,768        4,058       (1,101)       2,957
                                    -------     -------     --------     --------     --------     --------
       Total borrowings              13,514      (2,352)      11,162       25,133       (4,609)      20,524
                                    -------     -------     --------     --------     --------     --------
          Total interest expense      9,000      (8,969)          31       13,346      (16,435)      (3,089)
                                    -------     -------     --------     --------     --------     --------
Net interest income                 $    68     $  (643)    $   (575)    $    965     $ (5,853)    $ (4,888)
                                    -------     -------     --------     --------     --------     --------
                                    -------     -------     --------     --------     --------     --------

PROVISIONS FOR CREDIT LOSSES

TCF provided $2.9 million for credit losses in the second quarter of 1999, compared with $3 million for the same prior-year period. At June 30, 1999, the allowance for loan and lease losses totaled $71.3 million, compared with $80 million at December 31, 1998. See "Financial Condition - Allowance for Loan and Lease Losses."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. Excluding gains (losses) on sales of securities available for sale, loan servicing and branches, non-interest income increased $9.4 million, or 14.7%, to $72.9 million for the second quarter of 1999, compared with $63.5 million for the same period in 1998. For the first six months of 1999, non-interest income, excluding the items noted above and a 1998 $5.6 million gain on sale of joint venture interest, totaled $141.3 million, up 16.4% from $121.3 million for the same period in 1998. The increases were primarily due to increased deposit and electronic funds transfer revenues, and reflect TCF's expanded retail banking activities from its de novo expansion.

Fee and service charge revenues totaled $37.5 million and $71.3 million for the second quarter and first six months of 1999, respectively, representing increases of 18.9% and 22% from $31.5 million and $58.4 million for the same 1998 periods. These increases are primarily due to expanded retail banking activities.

Electronic funds transfer revenues totaled $16.9 million and $31.3 million for the second quarter and first six months of 1999, representing increases of 33.8% and 37.6% from $12.6 million and $22.7 million for the same 1998 periods. These increases reflect TCF's effort to provide banking services through its ATM network. TCF expanded its network of ATMs to 1,454 machines at June 30, 1999, an increase of 45 ATMs since June 30, 1998. The significant increase in these fees also reflects an increase in the distribution of debit cards, and an increase in their utilization by TCF's customers. TCF initiated its debit card program at the end of 1996, and had 863,000 debit cards outstanding at June 30, 1999, compared with 700,000 debit cards outstanding at June 30, 1998.

Leasing revenues totaled $5.4 million and $13 million for the second quarter and first six months of 1999, compared with $6.6 million and $14.3 million for the same 1998 periods. Leasing revenues can fluctuate as a result of changes in the mix of leases classified as sales-type, direct financing or operating leases in accordance with generally accepted accounting principles. In addition, leasing revenues may be negatively impacted by a decline in economic activity and a resulting decrease in demand for leased equipment.

Title insurance revenues totaled $4.5 million and $9 million for the second quarter and first six months of 1999, compared with $5 million and $9.5 million for the same 1998 periods. Title insurance revenues are cyclical in nature and are largely dependent on industry levels of residential real estate loan originations and refinancings.

Gains on sales of loans held for sale totaled $1.1 million and $2.6 million for the second quarter and first six months of 1999, respectively, a decrease of $147,000 and $732,000 from the amounts recognized during the same periods in 1998. Sales of securities available for sale produced a $5,000 loss for the second quarter and a $3.2 million gain for the first six months of 1999, compared with gains of $1.8 million and $2.3 million for the comparable 1998 periods. Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

Gains on the sale of third-party loan servicing rights totaled $743,000 and $3.1 million for the second quarter and first six months of 1999, respectively. During the first quarter of 1999, TCF sold the servicing rights on approximately $345 million of third-party residential mortgage loans. In accordance with a provision in the original sale agreement, the servicing rights were subsequently sold in the second quarter of 1999 to another third party at an additional gain of $743,000. TCF periodically sells and purchases loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $3.3 billion at June 30, 1999, compared with $3.7 billion at December 31, 1998.

During the second quarter and first six months of 1999, TCF recognized a $2.4 million gain on the sale of one branch, compared with a $4.3 million gain on the sale of four branches during the second quarter of 1998. During the first six months of 1998, TCF recognized a $5.6 million gain on the sale of its joint venture interest in Burnet Home Loans, and recognized gains of $6.3 million on the sales of six branches.

NON-INTEREST EXPENSE

Non-interest expense totaled $112.8 million for the second quarter of 1999, up 6.8% from $105.6 million for the same 1998 period. For the first six months of 1999, non-interest expense totaled $221.1 million, up 6.9% from $206.9 million for the same 1998 period. Compensation and employee benefits expense totaled $60.2 million and $118.2 million for the 1999 second quarter and first six months, respectively, compared with $55.2 million and $107.9 million for the comparable periods in 1998. Occupancy and equipment expenses totaled $18.1 million and $36.2 million for the second quarter and first six months of 1999, respectively, compared with $17.6 and $34.9 million for the same 1998 periods. The increased expenses in 1999 are primarily due to the costs associated with expanded retail banking activities.

Amortization of goodwill and other intangibles totaled $2.7 million and $5.3 million for the second quarter and first six months of 1999, respectively, compared with $2.8 million and $5.7 million for the same 1998 periods. Reductions of goodwill associated with branch sales, which are reported as a component of gains on sales of branches, totaled $974,000 and $3.3 million for the second quarter and first six months of 1998, respectively.

Other non-interest expense totaled $25.8 million and $49.2 million for the second quarter and first six months of 1999, increases of 11.7% and 10% from $23.1 million and $44.8 million for the same 1998 periods. These increases were primarily due to the costs associated with expanded retail banking activities, and included increases of $1.1 million and $2.8 million in deposit account losses over amounts recorded in the second quarter and first six months of 1998, respectively. These losses reflect the growth in the number of checking accounts to 990,000 at June 30, 1999, up from 913,000 at December 31, 1998 and 863,000 at June 30, 1998. While deposit account losses have increased over the same 1998 periods, losses during the first and second quarters of 1999 have declined $1.4 million and $1.2 million, respectively, from the losses recognized in the 1998 fourth quarter.

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

TCF has established a Year 2000 Task Force and has evaluated its data processing and other systems with imbedded technologies, such as ATMs, vaults and security systems, to determine whether they are Year 2000 compliant. Remediation and testing of all critical systems is substantially complete. Such testing included testing of individual application systems and "integration testing," which tests the way multiple systems work together. Many of TCF's data processing applications are supplied by third-party vendors. TCF has also evaluated whether such vendor-supplied applications are or will be Year 2000 compliant. Additionally, federal banking regulators are conducting special examinations of FDIC-insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000, and are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans.

TCF has incurred $7.5 million of internal and external costs for replacement, renovation and testing of its critical internal computer hardware and software and imbedded technologies through June 30, 1999, and expects such costs to total $10.1 million over the three-year period ending December 31, 1999. Of the $7.5 million of Year 2000 costs incurred through June 30, 1999, $2.9 million have been capitalized. Approximately $700,000 of future Year 2000 costs are expected to be capitalized.

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

INCOME TAXES

TCF recorded income tax expense of $26 million and $51.4 million for the second quarter and first six months of 1999, or 38.8% and 39.6% of income before income tax expense, respectively, compared with $28.1 million and $56 million, or 41.2% of income before income tax expense, for the comparable 1998 periods. The lower tax rates in 1999 reflect lower state taxes in 1999, and the impact of relatively higher non-deductible expenses in 1998, including goodwill reductions associated with branch sales.

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

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and a general rise in interest rates. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. In addition, TCF's interest-rate risk will increase during periods of rising interest rates due to resulting slower prepayments on loans and mortgage-backed securities, and the increased likelihood that the Federal Home Loan Bank ("FHLB") will exercise its option to call certain of TCF's longer-term FHLB advances. See "Financial Condition - Borrowings." TCF's one-year interest-rate gap was a negative $1.3 billion, or
(13)% of total assets, at June 30, 1999, compared with a negative $263.9 million, or (3)% of total assets, at December 31, 1998. The increase in TCF's negative one-year interest-rate gap reflects the impact of projected slower prepayments on residential loans and mortgage-backed securities. In addition, due to recent increases in market interest rates, $655 million of TCF's callable FHLB advances are included as repricing at their call dates rather than their maturity dates. Subsequent to June 30, 1999, management entered into long-term callable FHLB advances to extend the maturity of $300 million of TCF's short-term borrowings. The FHLB advances settle during the third and fourth quarters of 1999 and will reduce TCF's negative one-year interest-rate gap by $300 million, or 3% of total assets at June 30, 1999. See "Financial Condition - Borrowings."

FINANCIAL CONDITION

INVESTMENTS

Total investments decreased $82.9 million from year-end 1998 to $194.8 million at June 30, 1999. The decrease is primarily due to a decrease of $83.8 million in interest-bearing deposits with banks. The following table summarizes investments:

                                     At June 30, 1999             At December 31, 1998
                                 ------------------------         ---------------------
                                 Carrying          Fair           Carrying       Fair
(In thousands)                    Value           Value            Value        Value
                                 --------        --------         --------     --------
Interest-bearing deposits
        with banks               $ 32,136        $ 32,136         $115,894     $115,894
Federal funds sold                 35,000          35,000           41,000       41,000
Federal Home Loan Bank stock,
        at cost                   100,187         100,187           93,482       93,482
Federal Reserve Bank stock,
        at cost                    23,212          23,212           23,112       23,112
Other                               4,246           4,246            4,227        4,227
                                 --------        --------         --------     --------
                                 $194,781        $194,781         $277,715     $277,715
                                 --------        --------         --------     --------
                                 --------        --------         --------     --------

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Securities available for sale increased $23.1 million from year-end 1998 to $1.7 billion at June 30, 1999. The increase reflects purchases of $738.1 million of securities available for sale, partially offset by sales of $285.5 million and payment and prepayment activity. At June 30, 1999, TCF's securities available-for-sale portfolio included $1.6 billion and $149.3 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:

                                   At June 30, 1999             At December 31, 1998
                               --------------------------       -----------------------
                               Amortized          Fair          Amortized       Fair
(In thousands)                    Cost           Value             Cost        Value
                               ----------      ----------       ----------   ----------
Mortgage-backed securities:
  FHLMC                        $  988,852      $  961,223       $  989,681   $  998,687
  FNMA                            645,792         631,836          537,197      541,428
  GNMA                             29,801          30,293           33,721       34,118
  Private issuer                   77,875          76,990          104,099      102,813
  Collateralized mortgage
    obligations                       721             721              873          873
                               ----------      ----------       ----------   ----------
                               $1,743,041      $1,701,063       $1,665,571   $1,677,919
                               ----------      ----------       ----------   ----------
                               ----------      ----------       ----------   ----------

LOANS HELD FOR SALE

Loans held for sale are carried at the lower of cost or market. Education loans held for sale increased $13 million and residential real estate loans held for sale decreased $24.1 million from year-end 1998, and totaled $151.3 million and $50.7 million at June 30, 1999, respectively.

During the first six months of 1999, $52.2 million of consumer finance automobile loans and $3.4 million of related allowances were transferred to loans held for sale in connection with agreements to sell the loans. The sales closed in the 1999 second quarter. Losses of $527,000 were recognized in connection with these transfers which are included in loss on sale of loans held for sale. See "Loans and Leases."

LOANS AND LEASES

The following table sets forth information about loans and leases held in TCF's portfolio, excluding loans held for sale:

                                                                      At                At
                                                                   June 30,        December 31,
(In thousands)                                                       1999              1998
                                                                  ----------        ----------
Residential real estate                                           $3,764,929        $3,757,416
Unearned premiums and deferred loan fees                               8,165             7,864
                                                                  ----------        ----------
                                                                   3,773,094         3,765,280
                                                                  ----------        ----------

Commercial real estate:
         Apartments                                                  264,376           257,195
         Other permanent                                             526,469           464,817
         Construction and development                                114,921            92,399
         Unearned discounts and deferred loan fees                    (3,105)           (2,983)
                                                                  ----------        ----------
                                                                     902,661           811,428
                                                                  ----------        ----------
           Total real estate                                       4,675,755         4,576,708
                                                                  ----------        ----------

Commercial business                                                  355,496           288,676
Deferred loan costs                                                      542               428
                                                                  ----------        ----------
                                                                     356,038           289,104
                                                                  ----------        ----------
Consumer:
         Home equity                                               1,789,165         1,526,129
         Automobile                                                  193,937           337,893
         Loans secured by deposits                                     7,195             7,581
         Other secured                                                11,912            19,033
         Unsecured                                                    28,943            35,290
         Unearned discounts and deferred loan fees                   (31,591)          (49,372)
                                                                  ----------        ----------
                                                                   1,999,561         1,876,554
                                                                  ----------        ----------
Lease financing:
         Direct financing leases                                     380,602           377,157
         Sales-type leases                                            35,250            35,695
         Lease residuals                                              28,942            29,340
         Unearned income and deferred lease costs                    (44,977)          (43,380)
                                                                  ----------        ----------
                                                                     399,817           398,812
                                                                  ----------        ----------
                                                                  $7,431,171        $7,141,178
                                                                  ----------        ----------
                                                                  ----------        ----------

Loans and leases increased $290 million from year-end 1998 to $7.4 billion at June 30, 1999, reflecting increases of $123 million in consumer loans, $91.2 million in commercial real estate loans, $66.9 million in commercial business loans, and $7.8 million in residential real estate loans. Unearned discounts and deferred fees totaled $71 million at June 30, 1999 and $87.4 million at December 31, 1998.

Consumer loans increased $123 million from year-end 1998 to $2 billion at June 30, 1999, reflecting an increase of $263 million in home equity loans, partially offset by a decrease of $144 million in automobile loans. In December 1998, TCF restructured its consumer finance company operations, including the discontinuation of indirect automobile lending, the consolidation of offices and a renewed focus on home equity lending. At June 30, 1999, consumer finance automobile loans, net of unearned discounts and deferred fees, totaled $118.9 million, compared with $233.9 million at December 31, 1998. Reflected in the decrease is the previously mentioned transfer of $52.2 million of consumer finance automobile loans to loans held for sale.

Prior to the restructuring, TCF provided financing through the purchase of automobile loans from dealers, an activity referred to as "indirect" automobile lending. The consumer finance automobile loans at June 30, 1999 are substantially comprised of sub-prime automobile loans which carry a higher level of credit risk and higher interest rates. Loans classified as sub-prime are owed by borrowers who historically have been unable to obtain credit from traditional sources because of significant past credit problems or limited credit histories. The term sub-prime refers to the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate.

The indirect loan portfolio also carries an increased risk of loss in the event of adverse economic developments such as a recession. The risks posed by this portfolio could also be exacerbated by TCF's discontinuation of this lending activity, which has involved the closing of its indirect lending offices and the centralization of its loan collection operations, among other changes.

TCF has changed its home equity loan origination programs in its subsidiary banks in 1999. Under the new programs, TCF has implemented a tiered pricing structure for its home equity loans. TCF has experienced an increase in the loan-to-value ratios on new home equity loans originated in 1999. Many of these loans are secured by a first lien on the home, and have balances exceeding $100,000. These loans may carry a higher level of credit risk than loans with a lower loan-to-value ratio.

Commercial real estate loans increased $91.2 million from year-end 1998 to $902.7 million at June 30, 1999. Commercial business loans increased
$66.9 million in the first six months of 1999 to $356 million at June 30, 1999. TCF is seeking to expand its commercial business lending activity and, to a lesser extent, its commercial real estate lending activity to borrowers located in its primary midwestern markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. At June 30, 1999, approximately 95% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. The results of hotel and motel operations are susceptible to changes in prevailing economic conditions. Included in commercial real estate loans at June 30, 1999 are $88.7 million of loans secured by hotel or motel properties, up from $41.3 million at December 31, 1998.

At June 30, 1999 and December 31, 1998, there were no commercial real estate loans with terms that have been modified in troubled debt restructurings included in performing loans.

At June 30, 1999, the recorded investment in loans that are considered to be impaired was $5.4 million for which the related allowance for credit losses was $1.6 million. All of the impaired loans were on non-accrual status. The average recorded investment in impaired loans during the six months ended June 30, 1999 was $8.6 million.

Lease financings increased $1 million from year-end 1998 to $399.8 million at June 30, 1999, reflecting a $3.4 million increase in direct financing leases.

ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the activity of the allowance for loan and lease losses and selected statistics follows:

                                                        Three Months                 Six Months
                                                       Ended June 30,              Ended June 30,
                                                     ------------------          ------------------
(Dollars in thousands)                               1999          1998          1999          1998
                                                     ----          ----          ----          ----
Balance at beginning of period                     $75,396       $82,511       $80,013       $82,583
       Provision for credit losses                   2,947         2,991        10,707         8,975
       Charge-offs                                  (9,428)       (7,173)      (20,242)      (14,793)
       Recoveries                                    2,661         1,809         4,218         3,373
                                                   -------       -------       -------       -------
         Net charge-offs                            (6,767)       (5,364)      (16,024)      (11,420)
       Transfer to loans held for sale                (230)          -          (3,350)          -
                                                   -------       -------       -------       -------
Balance at end of period                           $71,346       $80,138       $71,346       $80,138
                                                   -------       -------       -------       -------
                                                   -------       -------       -------       -------

Ratio of annualized net loan and lease
       charge-offs to average loans and
       leases outstanding                              .37%          .30%          .44%          .32%

Allowance for loan and lease losses as
       a percentage of total loan and lease
       balances at period end                          .96%         1.13%          .96%         1.13%

TCF has experienced an increase in the level of net loan charge-offs related to its consumer finance automobile portfolio, which is being liquidated. As a result, the ratio of annualized net loan charge-offs to average loans outstanding for TCF's consumer portfolio were 1.47% and 1.65% for the second quarter and six months ended June 30, 1999, respectively, compared with 1.08% and 1.11% for the same periods of 1998 and 1.83% for the three months ended March 31, 1999. In addition, the ratio of annualized net loan charge-offs to average loans outstanding for TCF's consumer finance automobile portfolio were 16.09% and 14.79% for the three months and six months ended June 30, 1999, respectively, compared with 5.59% and 5.82% for the same periods in 1998 and 13.90% for the three months ended March 31, 1999. Included in the net loan and lease charge-offs for the second quarter and first six months of 1999 were $6.1 million and $13.9 million, respectively, of net charge-offs related to the consumer finance automobile loans.

On an ongoing basis, TCF's loan and lease portfolios are reviewed and analyzed as to credit risk, performance, collateral value and quality. The allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for estimated loan and lease losses. Management's judgment as to the adequacy of the allowance, including the allocated and unallocated elements, is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, the level of non-performing assets, historical net charge-off amounts, geographic location and prevailing economic conditions. The allowance for loan and lease losses is established for probable losses inherent in TCF's loan and lease portfolios as of the balance sheet date, including known or anticipated problem loans and leases, as well as loans and leases which are not currently known to require specific allowances. Loans and leases are charged off to the extent they are deemed to be uncollectible. The unallocated portion of TCF's allowance for loan and lease losses totaled $20.2 million at June 30, 1999, compared with $23.3 million at December 31, 1998.

The adequacy of the allowance for loan and lease losses is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are reported in the provision for credit losses in the periods in which they become known. The decrease in the allowance for loan and lease losses since December 31, 1998 is primarily attributed to the $115 million decrease in consumer finance automobile loans, partially offset by the impact of a $405 million net increase in other loan and lease categories. Management believes the allowance for loan and lease losses is adequate.

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and leases and other real estate owned) totaled $50.1 million at June 30, 1999, up $1.4 million from the December 31, 1998 total of $48.7 million. The increase in total non-performing assets reflects increases of $5.1 million in non-accrual lease financings, partially offset by decreases of $2.2 million in non-accrual consumer loans and $1.9 million in non-accrual commercial real estate loans. Included in non-accrual lease financings at June 30, 1999 are $3.2 million of leases that have been funded on a non-recourse basis by third-party financial institutions. Approximately 69% of non-performing assets at June 30, 1999 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest unless such loans and leases are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:

                                                           At            At
                                                         June 30,   December 31,
(Dollars in thousands)                                     1999         1998
                                                         --------   ------------
Non-accrual loans and leases:
          Consumer                                        $15,581        $17,745
          Residential real estate                           7,772          8,078
          Commercial real estate                            2,445          4,352
          Commercial business                               2,905          2,797
          Lease financing                                   5,840            725
                                                          -------        -------
                                                           34,543         33,697
Other real estate owned and other assets                   15,575         14,972
                                                          -------        -------
      Total non-performing assets                         $50,118        $48,669
                                                          -------        -------
                                                          -------        -------

Non-performing assets as a percentage
          of net loans and leases                             .68%           .69%
Non-performing assets as a percentage
          of total assets                                     .48            .48

TCF had no accruing loans and leases 90 days or more past due at June 30, 1999. The over 30-day delinquency rate on TCF's loans and leases (excluding loans held for sale and non-accrual loans and leases) was .58% of loans and leases outstanding at June 30, 1999, compared with .94% at year-end 1998. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

                                  At June 30, 1999        At December 31, 1998
                              ------------------------  ------------------------
                              Principal  Percentage of  Principal  Percentage of
(Dollars in thousands)        Balances     Portfolio    Balances     Portfolio
                              ---------  -------------  ---------  -------------
Consumer                      $26,321          1.33%    $52,588          2.83%
Residential real estate        10,230           .27       9,151           .24
Commercial real estate          2,772           .31       1,787           .22
Commercial business             1,451           .41       1,984           .69
Lease financing                 2,292           .58       1,631           .41
                              -------                   -------
        Total                 $43,066           .58     $67,141           .94
                              -------                   -------
                              -------                   -------

TCF's over 30-day delinquency rate on total consumer loans was 1.33% at June 30, 1999, down from 2.83% at year-end 1998. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies, especially indirect automobile loans. TCF's over 60-day delinquency rate on consumer finance automobile loans was 2.79% at June 30, 1999, compared with 3.23% at December 31, 1998. Indirect automobile lending is generally considered to involve a higher level of credit risk, and the management of delinquencies and liquidation of this portfolio will be a key challenge.

In addition to the non-accrual loans and leases, there were commercial real estate and commercial business loans with an aggregate principal balance of $29.2 million outstanding at June 30, 1999 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $23.1 million of such loans at December 31, 1998. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

OTHER ASSETS

Other assets consist of the following:

(In thousands)                       At June 30, 1999   At December 31, 1998
                                     ----------------   --------------------
Premises and equipment                   $173,053           $173,688
Accrued interest receivable                54,027             52,197
Mortgage servicing rights                  21,193             21,566
Other real estate owned                    12,892             13,602
Other                                      74,408             70,309
                                         --------           --------
                                         $335,573           $331,362
                                         --------           --------
                                         --------           --------

DEPOSITS

Deposits totaled $6.6 billion at June 30, 1999, down $66.9 million from December 31, 1998. Lower interest-cost checking, savings and money market deposits totaled $3.8 billion, up $18 million from year-end 1998, and comprised 56.8% of total deposits at June 30, 1999. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. Higher interest-cost certificates of deposit decreased $84.9 million from December 31, 1998. The Company's weighted-average rate for deposits, including non-interest bearing deposits, decreased to 2.60% at June 30, 1999, from 2.73% at December 31, 1998.

As previously noted, TCF continued to expand its supermarket banking franchise by opening eight new branches during the 1999 second quarter, and 13 during the first six months of 1999. TCF now has 174 supermarket branches, up from 147 branches a year ago. During the past year, deposit accounts in TCF's supermarket branches increased 46.2% to 491,000 accounts and the balances increased 36.8% to $716.8 million. The average rate on these deposits decreased from 2.48% at June 30, 1998 to 1.99% at June 30, 1999. Additional information regarding TCF's supermarket branches is as follows:

                                     At or For the Six Months
                                          Ended June 30,
                                     ------------------------    Increase
(Dollars in thousands)                 1999            1998     (Decrease)   % Change
                                     --------        --------   ----------   --------
Supermarket Banking Summary:

Number of branches                        174             147          27      18.4%
Number of deposit accounts            491,251         335,935     155,316      46.2
Deposits:
     Checking                        $309,076        $209,908    $ 99,168      47.2
     Savings                          118,050          86,291      31,759      36.8
     Money market                      60,390          51,149       9,241      18.1
                                     --------        --------    --------
                                      487,516         347,348     140,168      40.4
     Certificates                     229,281         176,622      52,659      29.8
                                     --------        --------    --------
       Total deposits                $716,797        $523,970    $192,827      36.8
                                     --------        --------    --------

Average rate on deposits                 1.99%           2.48%      (0.49)%   (19.8)
                                     --------        --------    --------
                                     --------        --------    --------

Total fees and other revenues        $ 39,010        $ 22,016    $ 16,994      77.2
                                     --------        --------    --------
                                     --------        --------    --------

BORROWINGS

Borrowings totaled $2.7 billion as of June 30, 1999, up $273.6 million from year-end 1998. The increase was primarily due to increases of $193.1 million in
FHLB advances and $257.6   million in treasury, tax and loan notes, partially
offset by a decrease of $165.6 million in securities sold under repurchase agreements. The outstanding balances on TCF's bank line of credit and commercial paper were $37 million and $41 million at June 30, 1999, respectively. Included in FHLB advances at June 30, 1999 are $1.1 billion of fixed-rate advances which are callable at par on certain anniversary dates and quarterly thereafter until maturity. If called, the FHLB will provide replacement funding at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions. The weighted-average rate on borrowings decreased to 5.58% at June 30, 1999, from 6.00% at December 31, 1998. At June 30, 1999, borrowings with a maturity of one year or less totaled $1 billion.

STOCKHOLDERS' EQUITY

Stockholders' equity at June 30, 1999 was $810.4 million, or 7.8% of total assets, down from $845.5 million, or 8.3% of total assets, at December 31, 1998. The decrease in stockholders' equity is primarily due to the repurchase of 2,407,700 shares of TCF's common stock at a cost of $60 million, the $33.7 million decrease in accumulated other comprehensive income and the payment of $29.6 million in dividends on common stock, partially offset by net income of $78.3 million for the first six months of 1999.

On July 19, 1999, TCF declared a quarterly dividend of 18.75 cents per common share, payable on August 31, 1999 to shareholders of record as of August 6, 1999.

At June 30, 1999, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the Federal Reserve Board and the Federal Deposit Insurance Corporation Improvement Act of 1991.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. A derivative may be designated as a hedge of an exposure to changes in the fair value of a recognized asset or liability, an exposure to variable cash flows of a forecasted transaction, or a foreign currency exposure. The accounting for gains and losses associated with changes in the fair value of a derivative and the impact on TCF's consolidated statements will depend on its hedge designation and whether the hedge is highly effective in offsetting changes in the fair value or cash flows of the underlying hedged item. An amendment has been approved which will delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

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

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                           Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                    At             At            At            At            At           At
(Dollars in thousands,                           June 30,       March 31,     Dec. 31,      Sept. 30,     June 30,     March 31,
except per-share data)                             1999           1999          1998          1998          1998         1998
--------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                   $10,338,341    $10,200,744   $10,164,594    $9,900,439    $9,393,060   $9,664,849
Investments                                        194,781        158,222       277,715       135,491       122,888      246,364
Securities available for sale                    1,701,063      1,569,406     1,677,919     1,673,722     1,122,490    1,306,853
Loans and leases                                 7,431,171      7,293,329     7,141,178     7,092,639     7,103,686    7,036,646
Deposits                                         6,648,283      6,632,481     6,715,146     6,733,368     6,741,288    6,925,024
Borrowings                                       2,734,652      2,579,789     2,461,046     2,159,948     1,617,240    1,631,021
Stockholders' equity                               810,448        824,442       845,502       869,426       906,485      948,070

--------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                 June 30,       March 31,     Dec. 31,      Sept. 30,     June 30,     March 31,
                                                   1999           1999          1998          1998          1998         1998
--------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                                   $186,359       $184,043      $185,286      $185,229      $186,903     $191,476
Interest expense                                    79,637         79,204        80,625        80,605        79,606       82,324
                                                  --------       --------      --------      --------      --------     --------
     Net interest income                           106,722        104,839       104,661       104,624       107,297      109,152
Provision for credit losses                          2,947          7,760         9,761         4,544         2,991        5,984
                                                  --------       --------      --------      --------      --------     --------
     Net interest income after provision
         for credit losses                         103,775         97,079        94,900       100,080       104,306      103,168
                                                  --------       --------      --------      --------      --------     --------
Non-interest income:
     Gain (loss) on sale of securities
         available for sale                             (5)         3,199           -             (43)        1,787          502
     Gain on sale of loan servicing                    743          2,333           -           2,414           -            -
     Gain on sale of branches                        2,382            -          12,051           226         4,260        2,048
     Gain on sale of joint venture interest            -              -             -             -             -          5,580
     Other non-interest income                      72,897         68,385        70,066        71,263        63,531       57,810
                                                  --------       --------      --------      --------      --------     --------
         Total non-interest income                  76,017         73,917        82,117        73,860        69,578       65,940
                                                  --------       --------      --------      --------      --------     --------
Non-interest expense:
     Amortization of goodwill and other
         intangibles                                 2,673          2,675         2,829         2,828         2,826        2,916
     Other non-interest expense                    110,106        105,650       107,096       109,054       102,748       98,403
                                                  --------       --------      --------      --------      --------     --------
         Total non-interest expense                112,779        108,325       109,925       111,882       105,574      101,319
                                                  --------       --------      --------      --------      --------     --------
     Income before income tax expense               67,013         62,671        67,092        62,058        68,310       67,789
Income tax expense                                  26,024         25,331        27,588        25,477        28,110       27,895
                                                  --------       --------      --------      --------      --------     --------
     Net income                                   $ 40,989       $ 37,340      $ 39,504      $ 36,581      $ 40,200     $ 39,894
                                                  --------       --------      --------      --------      --------     --------
                                                  --------       --------      --------      --------      --------     --------

Per common share:
         Basic earnings                           $    .50       $    .45      $    .47      $    .42      $    .45     $    .44
                                                  --------       --------      --------      --------      --------     --------
                                                  --------       --------      --------      --------      --------     --------
         Diluted earnings                         $    .49       $    .44      $    .46      $    .42      $    .45     $    .43
                                                  --------       --------      --------      --------      --------     --------
                                                  --------       --------      --------      --------      --------     --------
         Diluted cash earnings (1)                $    .52       $    .47      $    .48      $    .44      $    .48     $    .48
                                                  --------       --------      --------      --------      --------     --------
                                                  --------       --------      --------      --------      --------     --------
         Dividends declared                       $  .1875       $  .1625      $  .1625      $  .1625      $  .1625     $   .125
                                                  --------       --------      --------      --------      --------     --------
                                                  --------       --------      --------      --------      --------     --------

FINANCIAL RATIOS (2):
Return on average assets                              1.60%          1.48%         1.60%         1.54%         1.69%        1.66%
Cash return on average assets (1)                     1.67           1.55          1.68          1.62          1.81         1.83
Return on average realized common equity             19.81          18.06         18.77         16.75         17.52        16.99
Return on average common equity                      20.11          17.99         18.56         16.58         17.37        16.83
Cash return on average tangible equity (1)           26.94          24.18         24.83         22.13         23.42        23.48
Average total equity to average assets                7.95           8.22          8.63          9.28          9.75         9.83
Net interest margin (3)                               4.52           4.52          4.65          4.82          4.94         4.94

-------------------
(1)  Excludes amortization and reduction of goodwill, net of income tax benefit.
(2)  Annualized.
(3)  Net interest income divided by average interest-earning assets.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      Supplementary Information (Continued)

          Consolidated Average Balance Sheets, Interest and Dividends
             Earned or Paid, and Related Interest Yields and Rates

                                                                           Six Months Ended June 30,
                                               --------------------------------------------------------------------------------
                                                                 1999                                     1998
                                               ---------------------------------------     ------------------------------------
                                                                             Interest                                 Interest
                                                  Average                   Yields and     Average                   Yields and
(Dollars in thousands)                            Balance    Interest(1)     Rates (2)     Balance    Interest(1)     Rates (2)
                                                  -------    -----------    ----------     -------    -----------    ----------
Assets:
Investments                                    $   137,375     $  4,421           6.44%   $  187,685     $  5,858          6.24%
                                               -----------     --------                   ----------     --------
Securities available
     for sale (3)                                1,727,589       56,771           6.57     1,290,096       45,093          6.99
                                               -----------     --------                   ----------     --------

Loans held for sale                                207,173        6,792           6.56       204,923        7,253          7.08
                                               -----------     --------                   ----------     --------

Loans and leases:
     Residential real
       estate                                    3,782,537      132,254           6.99     3,655,605      135,007          7.39
     Commercial real estate                        868,987       36,375           8.37       845,198       37,773          8.94
     Commercial business                           321,077       12,491           7.78       257,207       10,948          8.51
     Consumer                                    1,926,219       98,611          10.24     1,945,361      111,943         11.51
     Lease financing                               399,272       22,687          11.36       374,245       24,504         13.10
                                               -----------     --------                   ----------     --------
          Total loans and
             leases (4)                          7,298,092      302,418           8.29     7,077,616      320,175          9.05
                                               -----------     --------                   ----------     --------
             Total interest-
                 earning assets                  9,370,229      370,402           7.91     8,760,320      378,379          8.64
                                                               --------          -----                   --------         -----
Other assets(5)                                    813,057                                   809,060
                                               -----------                                ----------
             Total assets                      $10,183,286                                $9,569,380
                                               -----------                                ----------
                                               -----------                                ----------

Liabilities and
     Stockholders' Equity:
Noninterest-bearing
     deposits                                  $ 1,152,945                                $  948,727
                                               -----------                                ----------
Interest-bearing
     deposits:
          Checking                                 706,153        2,021            .57       661,852        3,419          1.03
          Passbook and
              statement                          1,122,707        6,223           1.11     1,130,677        9,924          1.76
          Money market                             726,760        9,386           2.58       696,402       10,338          2.97
          Certificates                           2,891,212       69,225           4.79     3,398,524       86,787          5.11
                                               -----------     --------                   ----------     --------
              Total interest-
                bearing deposits                 5,446,832       86,855           3.19     5,887,455      110,468          3.75
                                               -----------     --------                   ----------     --------
                 Total deposits                  6,599,777       86,855           2.63     6,836,182      110,468          3.23
                                               -----------     --------                   ----------     --------

Borrowings:
     Securities sold under
          repurchase
          agreements and federal
          funds purchased                          420,886       10,476           4.98       101,458        3,018          5.95
     FHLB advances                               1,812,283       49,205           5.43     1,272,928       37,293          5.86
     Discounted lease
          rentals                                  176,570        7,105           8.05       220,595        8,908          8.08
     Other borrowings                              174,112        5,200           5.97        47,337        2,243          9.48
                                               -----------     --------                   ----------     --------
          Total borrowings                       2,583,851       71,986           5.57     1,642,318       51,462          6.27
                                               -----------     --------                   ----------     --------
          Total interest-bearing
                 liabilities                     8,030,683      158,841           3.96     7,529,773      161,930          4.30
                                                               --------          -----                   --------         -----

Other liabilities(5)                               176,918                                   155,635
                                               -----------                                ----------
     Total liabilities                           9,360,546                                 8,634,135

Stockholders' equity (5)                           822,740                                   935,245
                                               -----------                                ----------
          Total liabilities
              and stockholders'
              equity                           $10,183,286                                $9,569,380
                                               -----------                                ----------
                                               -----------                                ----------
Net interest income                                            $211,561                                  $216,449
                                                               --------                                  --------
                                                               --------                                  --------
Net interest-rate spread                                                          3.95%                                    4.34%
                                                                                 -----                                    -----
                                                                                 -----                                    -----
Net interest margin                                                               4.52%                                    4.94%
                                                                                 -----                                    -----
                                                                                 -----                                    -----

(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $92,000 and $77,000 was recognized during the six months ended June 30, 1999 and 1998, respectively.
(2)    Annualized.
(3) Average balance and yield of securities available for sale is based upon the historical amortized cost balance.
(4) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5)    Average balance is based upon month-end balances.

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

On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. v. UNITED STATES, 116 S.Ct. 2432 (1996).
In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings have since been tried before the Court of Federal Claims on the issue of damages, and the third was settled without trial. In one of the cases that proceeded to a damages trial, GLENDALE FEDERAL BANK, FSB v. UNITED STATES, No. 90-772C, the Court of Federal Claims issued a decision on April 9, 1999, awarding the plaintiff in that case $908,948,000 in restitution and non-overlapping reliance damages. The GLENDALE damages decision has been appealed to the United States Court of Appeals for the Federal Circuit. The other case which went to trial was settled in June 1998.

On December 22, 1997, the Court of Federal Claims issued a decision finding the existence of contracts and governmental breaches of those contracts in four other "supervisory goodwill" cases, consolidated for purposes of that decision only under the title CALIFORNIA FEDERAL BANK v. UNITED STATES, 39 Fed Cl. 753
(1997). In reaching its decision, the Court of Federal Claims rejected a number of "common issue" defenses that the government has raised in a number of "supervisory goodwill" cases. In November 1998, the Court of Federal Claims issued another decision in the CALIFORNIA FEDERAL case prohibiting the plaintiff in that case from offering evidence as to a lost profits theory of damages. A two-month trial regarding the plaintiff's other damages theories in that case was concluded in early March 1999. On April 21, 1999, the Court of Federal Claims entered judgment for the plaintiff in CALIFORNIA FEDERAL, and awarded the plaintiff $22,966,523.42 in damages under a cost of replacement capital theory. On May 6, 1999, the Court denied plaintiff's motion for reconsideration of its damages decision in the CALIFORNIA FEDERAL case. The CALIFORNIA FEDERAL decision has been appealed to the United States Court of Appeals for the Federal Circuit. In addition, the Court of Federal Claims has issued favorable liability decisions to the plaintiffs in several other "supervisory goodwill" cases, and a number of such cases are currently engaged in or about to commence trials on damages issues.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 11, 1999, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of March 17, 1999 in connection with the two matters indicated below. Following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter:

                                                            Vote
                                    ----------------------------------------------------
                                                  Against or                  Broker
                                        For        Withheld      Abstain      Nonvote
                                    ----------    ----------    ----------    ----------
1.    Election of Directors:
        Rudy Boschwitz              73,782,361      870,633        N/A           N/A
        William A. Cooper           73,979,199      673,795        N/A           N/A
        Thomas A. Cusick            73,971,212      681,782        N/A           N/A
        Thomas J. McGough           74,000,458      652,536        N/A           N/A

2.    Approval of an amendment to
      the TCF Performance-Based
      Compensation Policy and
      reapproval of the Policy,
      as amended                    68,875,035    5,354,186      423,773           0

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      See Index to Exhibits on page 30 of this report.

(b)   Reports on Form 8-K.

      A Current Report on Form 8-K, dated May 11, 1999, was filed in connection with TCF's announcement that its Board of Directors adopted a shareholder rights plan that will replace an existing plan when it expires June 9, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   TCF FINANCIAL CORPORATION



                                                /s/ Neil W. Brown
                                   --------------------------------------------
                                     Neil W. Brown, Executive Vice President,
                                        Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)



                                                /s/ Mark R. Lund
                                   --------------------------------------------
                                      Mark R. Lund, Senior Vice President,
                                        Assistant Treasurer and Controller
                                         (Principal Accounting Officer)



Dated:  August 13, 1999

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

   11              Computation of Earnings Per Common Share

   27              Financial Data Schedules                       (filed
                                                                  electronically)