Form 10-Q
period 1999-09-30
TCF FINANCIAL CORP
filed 1999-11-15
CIK 814184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 [X] Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934

                         For the quarterly period ended
                               September 30, 1999

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

           Class                                     Outstanding at
----------------------------                         October 31, 1999
Common Stock, $.01 par value                         82,950,387 shares

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.   Financial Information                                                                               Pages
                                                                                                              -----
         Item 1.  Financial Statements


            Consolidated Statements of Financial Condition
                at September 30, 1999 and December 31, 1998.....................................................3


            Consolidated Statements of Operations for the Three
                and Nine Months Ended September 30, 1999 and 1998...............................................4


            Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1999 and 1998...................................................5


            Consolidated Statements of Stockholders' Equity for
                the Year Ended December 31, 1998 and for the Nine
                Months Ended September 30, 1999.................................................................6


            Notes to Consolidated Financial Statements..........................................................7


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations for the Three
                      and Nine Months Ended September 30, 1999 and 1998.....................................10-23


            Supplementary Information.......................................................................24-25


Part II. Other Information


         Items 1-6..........................................................................................26-27


Signatures.....................................................................................................28


Index to Exhibits..............................................................................................29

                         PART 1 - FINANCIAL STATEMENTS

                          ITEM 1. FINANCIAL STATEMENTS

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                                                                  AT                    AT
                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 1999                  1998
                                                                             -------------          -------------
                                                        ASSETS
Cash and due from banks                                                      $    345,412           $    420,477
Investments                                                                       127,701                277,715
Securities available for sale                                                   1,599,438              1,677,919
Loans held for sale                                                               203,508                213,073
Loans and leases:
        Residential real estate                                                 3,819,673              3,765,280
        Commercial real estate                                                  1,018,144                811,428
        Commercial business                                                       356,581                289,104
        Consumer                                                                1,986,416              1,876,554
        Lease financing                                                           421,316                398,812
                                                                             -------------          -------------
                Total loans and leases                                          7,602,130              7,141,178
                Allowance for loan and lease losses                               (55,663)               (80,013)
                                                                             -------------          -------------
                          Net loans and leases                                  7,546,467              7,061,165
Goodwill                                                                          160,853                166,645
Deposit base intangibles                                                           14,006                 16,238
Other assets                                                                      344,863                331,362
                                                                             -------------          -------------
                                                                             $ 10,342,248           $ 10,164,594
                                                                             =============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Checking                                                             $  1,873,477           $  1,879,623
        Passbook and statement                                                  1,154,214              1,176,931
        Money market                                                              726,893                700,004
        Certificates                                                            2,879,154              2,958,588
                                                                             -------------          -------------
                Total deposits                                                  6,633,738              6,715,146
                                                                             -------------          -------------
Securities sold under repurchase agreements                                       535,000                367,280
Federal Home Loan Bank advances                                                 1,767,201              1,804,208
Discounted lease rentals                                                          163,597                183,684
Other borrowings                                                                  255,402                105,874
                                                                             -------------          -------------
                Total borrowings                                                2,721,200              2,461,046
Accrued interest payable                                                           25,543                 27,601
Accrued expenses and other liabilities                                            146,463                115,299
                                                                             -------------          -------------
                Total liabilities                                               9,526,944              9,319,092
Stockholders' equity:                                                        -------------          -------------
        Preferred stock, par value $.01 per share, 30,000,000
                shares authorized; none issued and outstanding                          -                      -
        Common stock, par value $.01 per share, 280,000,000 shares
                authorized; 92,805,454 and 92,912,246 shares issued                   928                    929
        Additional paid-in capital                                                500,780                507,534
        Retained earnings, subject to certain restrictions                        686,065                610,177
        Unamortized deferred compensation                                         (16,887)               (24,217)
        Loan to Executive Deferred Compensation Plan                               (5,182)                (6,111)
        Shares held in trust for deferred compensation
                plans, at cost                                                    (45,725)               (45,740)
        Accumulated other comprehensive income (loss)                             (33,758)                 7,591
        Treasury stock, at cost, 9,969,467 and 7,343,117 shares                  (270,917)              (204,661)
                                                                             -------------          -------------
                Total stockholders' equity                                        815,304                845,502
                                                                             -------------          -------------
                                                                             $ 10,342,248           $ 10,164,594
                                                                             =============          =============

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                --------------------------       --------------------------
                                                                   1999            1998             1999            1998
                                                                   ----            ----             ----            ----
Interest income:
     Loans and leases                                           $ 155,361       $ 157,974        $ 457,779       $ 478,149
     Securities available for sale                                 27,741          21,480           84,512          66,573
     Loans held for sale                                            3,063           3,402            9,855          10,655
     Investments                                                    2,491           2,373            6,912           8,231
                                                                ----------      ----------       ----------      ----------
        Total interest income                                     188,656         185,229          559,058         563,608
                                                                ----------      ----------       ----------      ----------
Interest expense:
     Deposits                                                      44,316          53,662          131,171         164,130
     Borrowings                                                    37,800          26,943          109,786          78,405
                                                                ----------      ----------       ----------      ----------
        Total interest expense                                     82,116          80,605          240,957         242,535
                                                                ----------      ----------       ----------      ----------
           Net interest income                                    106,540         104,624          318,101         321,073
Provision for credit losses                                         2,845           4,544           13,552          13,519
                                                                ----------      ----------       ----------      ----------
        Net interest income after provision for
           credit losses                                          103,695         100,080          304,549         307,554
                                                                ----------      ----------       ----------      ----------
Non-interest income:
     Fee and service charge revenues                               39,515          33,875          110,825          92,320
     Electronic funds transfer revenues                            18,016          13,509           49,303          36,239
     Leasing revenues                                               7,106           9,688           20,089          23,949
     Title insurance revenues                                       3,953           5,247           12,931          14,790
     Commissions on sales of annuities                              2,499           2,059            7,150           6,482
     Commissions on sales of mutual funds                           1,498           1,566            4,756           4,301
     Gain on sale of loans held for sale                            1,119           2,679            3,749           6,041
     Other                                                          2,384           2,640            8,569           8,482
                                                                ----------      ----------       ----------      ----------
                                                                   76,090          71,263          217,372         192,604
                                                                ----------      ----------       ----------      ----------
     Gain (loss) on sale of securities available for sale               -             (43)           3,194           2,246
     Gain on sale of loan servicing                                     -           2,414            3,076           2,414
     Gain on sale of branches                                       6,429             226            8,811           6,534
     Gain on sale of joint venture interest                             -               -                -           5,580
                                                                ----------      ----------       ----------      ----------
                                                                    6,429           2,597           15,081          16,774
                                                                ----------      ----------       ----------      ----------
        Total non-interest income                                  82,519          73,860          232,453         209,378
                                                                ----------      ----------       ----------      ----------
Non-interest expense:
     Compensation and employee benefits                            60,989          56,446          179,193         164,395
     Occupancy and equipment                                       18,781          18,299           55,021          53,246
     Advertising and promotions                                     4,297           5,157           13,681          15,881
     Amortization of goodwill and other intangibles                 2,676           2,828            8,024           8,570
     Other                                                         29,994          29,152           81,922          76,683
                                                                ----------      ----------       ----------      ----------
        Total non-interest expense                                116,737         111,882          337,841         318,775
                                                                ----------      ----------       ----------      ----------
           Income before income tax expense                        69,477          62,058          199,161         198,157
Income tax expense                                                 26,717          25,477           78,072          81,482
                                                                ----------      ----------       ----------      ----------
           Net income                                           $  42,760       $  36,581        $ 121,089       $ 116,675
                                                                ==========      ==========       ==========      ==========
Net income per common share:
     Basic                                                      $     .52       $     .42        $    1.46       $    1.31
                                                                ==========      ==========       ==========      ==========
     Diluted                                                    $     .52       $     .42        $    1.45       $    1.30
                                                                ==========      ==========       ==========      ==========

Dividends declared per common share                             $   .1875       $   .1625        $   .5375       $     .45
                                                                ==========      ==========       ==========      ==========

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                             1999               1998
                                                                                             ----               ----
Cash flows from operating activities:
      Net income                                                                        $   121,089        $   116,675
          Adjustments to reconcile net income to net cash
              provided by operating activities:
                 Depreciation and amortization                                               21,731             21,290
                 Amortization of goodwill and other intangibles                               8,024              8,570
                 Provision for credit losses                                                 13,552             13,519
                 Proceeds from sales of loans held for sale                                 479,711            455,587
                 Principal collected on loans held for sale                                   8,066              6,927
                 Originations and purchases of loans held for sale                         (354,604)          (459,819)
                 Net (increase) decrease in other assets and liabilities,
                     and accrued interest                                                    41,425             (7,729)
                 Gains on sales of assets                                                   (15,081)           (16,774)
                 Other, net                                                                  13,853              3,837
                                                                                        ------------       ------------

                 Total adjustments                                                          216,677             25,408
                                                                                        ------------       ------------

          Net cash provided by operating activities                                         337,766            142,083
                                                                                        ------------       ------------

Cash flows from investing activities:
      Principal collected on loans and leases                                             1,791,174          2,277,809
      Originations and purchases of loans                                                (2,343,780)        (2,260,529)
      Purchases of equipment for lease financing                                           (165,366)          (126,356)
      Proceeds from sales of loans                                                                -             19,875
      Net decrease in interest-bearing deposits with banks                                  115,360             19,639
      Proceeds from sales of securities available for sale                                  288,718            231,438
      Proceeds from maturities of and principal collected on
          securities available for sale                                                     521,482            472,216
      Purchases of securities available for sale                                           (791,495)          (816,616)
      Net (increase) decrease in federal funds sold                                          41,000            (23,000)
      Sales of deposits, net of cash paid                                                   (74,580)          (107,995)
      Other, net                                                                             (7,237)            (6,237)
                                                                                        ------------       ------------

          Net cash used by investing activities                                            (624,724)          (319,756)
                                                                                        ------------       ------------
Cash flows from financing activities:
      Net increase (decrease) in deposits                                                     1,671            (57,090)
      Net increase in securities sold under repurchase
          agreements and federal funds purchased                                            167,720             45,635
      Proceeds from borrowings                                                            3,127,641          1,691,346
      Payments on borrowings                                                             (2,960,481)        (1,222,955)
      Purchases of common stock to be held in treasury                                      (76,709)          (165,960)
      Payments of dividends on common stock                                                 (45,201)           (40,875)
      Other, net                                                                             (2,748)            (8,645)
                                                                                        ------------       ------------

          Net cash provided by financing activities                                         211,893            241,456
                                                                                        ------------       ------------

Net increase (decrease) in cash and due from banks                                          (75,065)            63,783
Cash and due from banks at beginning of period                                              420,477            297,010
                                                                                        ------------       ------------
Cash and due from banks at end of period                                                $   345,412        $   360,793
                                                                                        ============       ============

Supplemental disclosures of cash flow information:
      Cash paid for:
          Interest on deposits and borrowings                                           $   233,344        $   230,833
                                                                                        ============       ============
          Income taxes                                                                  $    44,239        $    90,642
                                                                                        ============       ============
      Transfer of loans to other real estate owned
          and other assets                                                              $    29,139        $    28,756
                                                                                        ============       ============

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                                   Unamor-
                                      Number of                                                     tized
                                       Common                     Additional                      Deferred
                                       Shares         Common       Paid-in         Retained        Compen-
                                       Issued         Stock        Capital         Earnings        sation
                                 ---------------- ------------ --------------- -------------- ---------------
Balance, December 31, 1997           92,821,529      $  928      $  460,684      $  508,969      $  (25,457)
Net income                                    -           -               -         156,179               -
Unrealized loss on securities
 available for sale, net of tax
 and reclassification
 adjustment                                   -           -               -               -               -
Dividends on common stock                     -           -               -         (54,971)              -
Purchase of 7,549,300 shares
 to be held in treasury                       -           -               -               -               -
Issuance of 108,200 shares,
 of which 61,000 shares were
 from treasury                           47,200           1           2,518               -          (4,815)
Cancellation of shares                  (18,170)          -            (375)              -             192
Amortization of deferred
 compensation                                 -           -               -               -           5,863
Exercise of stock options,
 of which 145,183 shares
 were from treasury                      61,687           -          (1,033)              -               -
Shares held in trust for
 deferred compensation plans                  -           -          45,740               -               -
Loan to Executive Deferred
 Compensation Plan, net                       -           -               -               -               -
                                 ---------------- ------------ --------------- -------------- ---------------
Balance, December 31, 1998           92,912,246         929         507,534         610,177         (24,217)
Net income                                    -           -               -         121,089               -
Unrealized loss on securities
 available for sale, net of tax
 and reclassification
 adjustment                                   -           -               -               -               -
Dividends on common stock                     -           -               -         (45,201)              -
Purchase of 3,008,011 shares
 to be held in treasury                       -           -               -               -               -
Issuance of 20,000 shares
 from treasury                                -           -             (31)              -            (575)
Cancellation of shares                 (106,792)         (1)         (2,530)              -             379
Amortization of deferred
 compensation                                 -           -               -               -           7,526
Exercise of stock options,
 of which 361,661 shares
 were from treasury                           -           -          (4,178)              -               -
Shares held in trust for
 deferred compensation plans                  -           -             (15)              -               -
Payments on Loan to
 Executive Deferred
 Compensation Plan                            -           -               -               -               -
                                 ---------------- ------------ --------------- -------------- ---------------
Balance, September 30, 1999          92,805,454      $  928      $  500,780      $  686,065      $  (16,887)
                                 ================ ============ =============== ============== ===============
                                                                   Accum-
                                                                   ulated
                                       Loan to      Shares Held     Other
                                      Executive    in Trust for    Compre-
                                      Deferred       Deferred      hensive
                                       Compen-       Compen-       Income          Treasury
                                     sation Plan    sation Plan    (Loss)           Stock             Total
                                 ---------------- -------------- ------------ ---------------- --------------
Balance, December 31, 1997           $        -      $    -      $    8,556      $        -      $  953,680
Net income                                    -           -               -               -         156,179
Unrealized loss on securities
 available for sale, net of tax
 and reclassification
 adjustment                                   -           -            (965)              -            (965)
Dividends on common stock                     -           -               -               -         (54,971)
Purchase of 7,549,300 shares
 to be held in treasury                       -           -               -        (210,939)       (210,939)
Issuance of 108,200 shares,
 of which 61,000 shares were
 from treasury                                -           -               -           1,933            (363)
Cancellation of shares                        -           -               -               -            (183)
Amortization of deferred
 compensation                                 -           -               -               -           5,863
Exercise of stock options,
 of which 145,183 shares
 were from treasury                           -           -               -           4,345           3,312
Shares held in trust for
 deferred compensation plans                  -     (45,740)              -               -               -
Loan to Executive Deferred
 Compensation Plan, net                  (6,111)          -               -               -          (6,111)
                                 ---------------- -------------- ------------ ---------------- --------------
Balance, December 31, 1998               (6,111)    (45,740)          7,591        (204,661)        845,502
Net income                                    -           -               -               -         121,089
Unrealized loss on securities
 available for sale, net of tax
 and reclassification
 adjustment                                   -           -         (41,349)              -         (41,349)
Dividends on common stock                     -           -               -               -         (45,201)
Purchase of 3,008,011 shares
 to be held in treasury                       -           -               -         (76,709)        (76,709)
Issuance of 20,000 shares
 from treasury                                -           -               -             546             (60)
Cancellation of shares                        -           -               -               -          (2,152)
Amortization of deferred
 compensation                                 -           -               -               -           7,526
Exercise of stock options,
 of which 361,661 shares
 were from treasury                           -           -               -           9,907           5,729
Shares held in trust for
 deferred compensation plans                  -          15               -               -               -
Payments on Loan to
 Executive Deferred
 Compensation Plan                          929           -               -               -             929
                                 ---------------- -------------- ------------ ---------------- --------------
Balance, September 30, 1999          $   (5,182)   $(45,725)     $  (33,758)     $ (270,917)     $  815,304
                                 ================ ============== ============ ================ ==============

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

(2)      COMPREHENSIVE INCOME

         The following table summarizes the components of comprehensive income for the periods noted. Comprehensive income is the total of net income and other comprehensive income, which for TCF is comprised entirely of unrealized gains and losses on securities available for sale. Such unrealized gains or losses only pertain to a portion of TCF's balance sheet and do not reflect the increased economic value of TCF's demand deposit accounts.


                                                                  Three Months Ended                Nine Months Ended
(In thousands)                                                       September 30,                    September 30,
                                                              ------------------------         ------------------------
                                                                 1999          1998               1999          1998
                                                              ----------    ----------         ----------    ----------
Net income                                                    $  42,760     $  36,581          $ 121,089     $ 116,675

Other comprehensive income (loss) before tax:
   Unrealized holding gains (losses) arising during
       the period on securities available for sale              (11,710)       12,129            (62,842)       11,688

   Reclassification adjustment for (gains) losses
       included in net income                                         -            43             (3,194)       (2,246)
                                                              ----------    ----------         ----------    ----------
       Other comprehensive income (loss), before tax            (11,710)       12,172            (66,036)        9,442

       Income tax expense (benefit)                              (4,069)        4,814            (24,687)        3,736
                                                              ----------    ----------         ----------    ----------
          Total other comprehensive income (loss),
               net of tax                                        (7,641)        7,358            (41,349)        5,706
                                                              ----------    ----------         ----------    ----------
Comprehensive income                                          $  35,119     $  43,939          $  79,740     $ 122,381
                                                              ----------    ----------         ----------    ----------

(3)      EARNINGS PER COMMON SHARE

         The weighted average number of common shares outstanding used to compute basic earnings per common share were 82,069,575 and 87,133,594 for the three months ended September 30, 1999 and 1998, respectively, and 82,766,220 and 89,157,432 for the nine months ended September 30, 1999 and 1998, respectively. The weighted average number of common and common equivalent shares outstanding used to compute diluted earnings per common share were 82,751,447 and 87,973,243 for the three months ended September 30, 1999 and 1998, respectively, and 83,361,762 and 90,020,436 for the nine months ended September 30, 1999 and 1998, respectively.

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


                                        TCF           TCF          TCF       Great Lakes
(In thousands)                       Minnesota     Illinois     Wisconsin      Michigan      Other    Eliminations   Consolidated
                                    -----------  ------------  -----------   -----------   ---------  ------------   ------------
At or For the Three Months Ended
       September 30, 1999
-----------------------------------
Revenues from External Customers:
    Interest Income                 $    74,359   $    55,480  $    12,608   $    45,117  $    1,092   $         -    $   188,656
    Non-Interest Income                  38,085        23,120       11,134         8,798       1,382             -         82,519
                                    -----------   -----------  -----------   -----------  ----------   -----------    -----------
        Total                       $   112,444   $    78,600  $    23,742   $    53,915  $    2,474   $         -    $   271,175
                                    ===========   ===========  ===========   ===========  ==========   ===========    ===========

Intersegment Revenues:
    Interest Income                 $       517   $         -  $        26   $        43  $       18   $      (604)   $         -
    Non-Interest Income                   1,198            62           10            79      20,472       (21,821)             -
                                    -----------   -----------  -----------   -----------  ----------   -----------    -----------
        Total                       $     1,715   $        62  $        36   $       122  $   20,490   $   (22,425)   $         -
                                    ===========   ===========  ===========   ===========  ==========   ===========    ===========

Net Income (Loss)                   $    20,107   $     8,198  $     6,030   $     9,880  $   (1,618)  $       163    $    42,760
                                    ===========   ===========  ===========   ===========  ==========   ===========    ===========

Total Assets                        $ 3,759,853   $ 3,472,232  $   693,801   $ 2,416,702  $  947,185   $  (947,525)   $10,342,248
                                    ===========   ===========  ===========   ===========  ==========   ===========    ===========

At or For the Three Months Ended
      September 30, 1998
-----------------------------------
Revenues from External Customers:
    Interest Income                 $    79,908   $    50,742  $    11,265   $    42,911  $      403   $         -    $   185,229
    Non-Interest Income                  45,011        16,947        4,530         6,598         774             -         73,860
                                    -----------   -----------  -----------   -----------  ----------   -----------    -----------
        Total                       $   124,919   $    67,689  $    15,795   $    49,509  $    1,177   $         -    $   259,089
                                    ===========   ===========  ===========   ===========  ==========   ===========    ===========

Intersegment Revenues:
    Interest Income                 $       746   $      (827) $        30   $        53  $      (236) $       234    $         -
    Non-Interest Income                   1,187            24           11            19       16,565      (17,806)             -
                                    -----------   -----------  -----------   -----------  -----------  -----------    -----------
        Total                       $     1,933   $      (803) $        41   $        72  $    16,329  $   (17,572)   $         -
                                    ===========   ===========  ===========   ===========  ===========  ===========    ===========

Net Income (Loss)                   $    23,679   $     4,313  $     2,120   $     8,126  $    (1,674) $        17    $    36,581
                                    ===========   ===========  ===========   ===========  ===========  ===========    ===========

Total Assets                        $ 3,580,363   $ 3,394,843  $   624,613   $ 2,281,644  $   966,021  $  (947,045)   $ 9,900,439
                                    ===========   ===========  ===========   ===========  ===========  ===========    ===========



                                        TCF           TCF          TCF       Great Lakes
(In thousands)                       Minnesota     Illinois     Wisconsin      Michigan      Other    Eliminations   Consolidated
                                    -----------   ----------   -----------   -----------    -------   ------------   ------------
 For the Nine Months Ended
         September  30, 1999
---------------------------------
Revenues from External Customers:
    Interest Income                 $   222,459   $   163,570  $    36,801   $   133,485  $     2,743  $         -    $   559,058
    Non-Interest Income                 118,427        63,966       19,869        26,805        3,386            -        232,453
                                    -----------   -----------  -----------   -----------  -----------  -----------    -----------
        Total                       $   340,886   $   227,536  $    56,670   $   160,290  $     6,129  $         -    $   791,511
                                    ===========   ===========  ===========   ===========  ===========  ===========    ===========

Intersegment Revenues:
    Interest Income                 $       802   $       208  $        26   $       (21) $        64  $    (1,079)   $         -
    Non-Interest Income                   3,581           183           32           241       60,699      (64,736)             -
                                    -----------   -----------  -----------   -----------  -----------  -----------    -----------
        Total                       $     4,383   $       391  $        58   $       220  $    60,763  $   (65,815)   $         -
                                    ===========   ===========  ===========   ===========  ===========  ===========    ===========

Net Income (Loss)                   $    60,183   $    23,301  $    10,067   $    30,471  $    (3,416) $       483    $   121,089
                                    ===========   ===========  ===========   ===========  ===========  ===========    ===========

For the Nine Months Ended
     September 30, 1998
-----------------------------------
Revenues from External Customers:
    Interest Income                 $   246,369   $   153,297  $    33,719   $   129,305  $       918  $         -    $   563,608
    Non-Interest Income                 129,799        42,305       11,975        23,396        1,903            -        209,378
                                    -----------   -----------  -----------   -----------  -----------  -----------    -----------
        Total                       $   376,168   $   195,602  $    45,694   $   152,701  $     2,821  $         -    $   772,986
                                    ===========   ===========  ===========   ===========  ===========  ===========    ===========

Intersegment Revenues:
    Interest Income                 $        95   $     1,161  $        94   $       (61) $       366  $    (1,655)   $         -
    Non-Interest Income                   3,816            72           38            58       48,780      (52,764)             -
                                    -----------   -----------  -----------   -----------  -----------  -----------    -----------
        Total                       $     3,911   $     1,233  $       132   $        (3) $    49,146  $   (54,419)   $         -
                                    ===========   ===========  ===========   ===========  ===========  ===========    ===========

Net Income (Loss)                   $    73,205   $    15,811  $     5,919   $    28,608  $    (7,009) $       141    $   116,675
                                    ===========   ===========  ===========   ===========  ===========  ===========    ===========

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

           Item 2. - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

TCF reported net income of $42.8 million and $121.1 million for the third quarter and first nine months of 1999, respectively, compared with $36.6 million and $116.7 million for the same 1998 periods. Diluted earnings per common share were 52 cents and $1.45 for the third quarter and first nine months of 1999, respectively, compared with 42 cents and $1.30 for the same 1998 periods. Diluted cash earnings per common share, which excludes amortization and reduction of goodwill, net of income tax benefits, were 54 cents and $1.52 for the third quarter and first nine months of 1999, respectively, compared with 44 cents and $1.40 for the same 1998 periods. Return on average assets was 1.66% and 1.58% for the third quarter and first nine months of 1999, compared with 1.54% and 1.63% for the same 1998 periods. Return on average realized common equity was 20.37% and 19.42% for the third quarter and first nine months of 1999, compared with 16.75% and 17.13% for the same 1998 periods.

TCF has significantly expanded its retail banking franchise in recent periods and had 334 retail banking branches at September 30, 1999. Since July 1, 1996, TCF has opened 163 new branches, of which 146 were supermarket branches. This expansion includes TCF's January 30, 1998 acquisition of 76 branches and 178 automated teller machines ("ATM") in Jewel-Osco stores in the Chicago area previously operated by Bank of America. TCF continued to expand its supermarket franchise by opening 14 new branches during the 1999 third quarter. TCF anticipates opening approximately 10 more new branches in the remainder of 1999, and additional branches in subsequent years, including approximately 25 Jewel-Osco supermarket branches per year in subsequent years until branches have been installed in all targeted and newly constructed stores.

NET INTEREST INCOME

Net interest income for the third quarter of 1999 was $106.5 million, compared with $104.6 million for the third quarter of 1998 and $106.7 million for the 1999 second quarter. The net interest margin for the third quarter of 1999 was 4.46%, compared with 4.82% for the same 1998 period and 4.52% for the second quarter of 1999. Net interest income for the first nine months of 1999 was $318.1 million, compared with $321.1 million for the same 1998 period. The net interest margin for the first nine months of 1999 was 4.50%, compared with 4.90% for the same period of 1998. TCF's 1999 net interest income and net interest margin have been negatively impacted, as compared with last year, by increased loan prepayments, purchases of lower-yielding mortgage-backed securities and the discontinuation of TCF's high-margin indirect automobile lending operation. Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Achieving net interest margin growth is dependent on TCF's ability to generate higher-yielding assets and lower-cost retail deposits. If variable index rates (e.g., prime) were to decline, TCF may experience additional compression of its net interest margin depending on the timing and amount of any reductions, as it is possible that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as home equity loans. Competition for checking, savings and money market deposits, important sources of lower cost funds for TCF, is intense. TCF may also experience compression in its net interest margin if the rates paid on deposits increase. See "Market Risk - Interest-Rate Risk" and "Financial Condition - Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the third quarter and first nine months of 1999 as compared with the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                                    Three Months Ended                       Nine Months Ended
                                                    September 30, 1999                      September 30, 1999
                                                Versus Same Period in 1998              Versus Same Period in 1998
                                        -------------------------------------     -------------------------------------
                                               Increase (Decrease) Due to               Increase (Decrease) Due to
                                        -------------------------------------     -------------------------------------
(In thousands)                            Volume        Rate         Total         Volume         Rate        Total
                                        ---------     ---------     ---------     ---------     ---------    ----------
Investments                             $    140      $    (22)     $    118      $ (1,483)     $    164     $  (1,319)
                                        ---------     ---------     ---------     ---------     ---------    ----------
Securities available for sale              7,107          (846)        6,261        21,649        (3,710)       17,939
                                        ---------     ---------     ---------     ---------     ---------    ----------
Loans held for sale                          (75)         (264)         (339)            4          (804)         (800)
                                        ---------     ---------     ---------     ---------     ---------    ----------
Loans and leases:
   Residential real estate                 1,620        (2,217)         (597)        6,176        (9,526)       (3,350)
   Commercial real estate                  2,774        (1,148)        1,626         3,876        (3,648)          228
   Commercial business                     1,696          (277)        1,419         4,240        (1,278)        2,962
   Consumer direct                         6,887        (3,726)        3,161        11,319       (11,193)          126
   Consumer finance automobile            (6,417)       (1,022)       (7,439)      (14,195)       (3,541)      (17,736)
   Lease financing                           821        (1,604)         (783)        2,388        (4,988)       (2,600)
                                        ---------     ---------     ---------     ---------     ---------    ----------
       Total loans and leases              7,381        (9,994)       (2,613)       13,804       (34,174)      (20,370)
                                        ---------     ---------     ---------     ---------     ---------    ----------
           Total interest income          14,553       (11,126)        3,427        33,974       (38,524)       (4,550)
                                        ---------     ---------     ---------     ---------     ---------    ----------
Deposits:
   Checking                                  121          (851)         (730)          340        (2,468)       (2,128)
   Passbook and statement                    (82)       (1,608)       (1,690)         (153)       (5,238)       (5,391)
   Money market                              260          (705)         (445)          700        (2,097)       (1,397)
   Certificates                           (3,212)       (3,269)       (6,481)      (15,521)       (8,522)      (24,043)
                                        ---------     ---------     ---------     ---------     ---------    ----------
       Total deposits                     (2,913)       (6,433)       (9,346)      (14,634)      (18,325)      (32,959)
                                        ---------     ---------     ---------     ---------     ---------    ----------
Borrowings:
   Securities sold under repurchase
   agreements and federal funds
   purchased                               3,730           (79)        3,651        11,783          (674)       11,109
FHLB advances                              8,991        (1,288)        7,703        23,779        (4,164)       19,615
Discounted lease rentals                    (572)         (147)         (719)       (2,348)         (174)       (2,522)
Other borrowings                             435          (213)          222         4,493        (1,314)        3,179
                                        ---------     ---------     ---------     ---------     ---------     ---------
    Total borrowings                      12,584        (1,727)       10,857        37,707        (6,326)       31,381
                                        ---------     ---------     ---------     ---------     ---------     ---------
        Total interest expense             9,671        (8,160)        1,511        23,073       (24,651)       (1,578)
                                        ---------     ---------     ---------     ---------     ---------     ---------
Net interest income                     $  4,882      $ (2,966)     $  1,916      $ 10,901      $(13,873)     $ (2,972)
                                        ---------     ---------     ---------     ---------     ---------     ---------

PROVISIONS FOR CREDIT LOSSES

TCF provided $2.8 million for credit losses in the third quarter of 1999, compared with $4.5 million for the same prior-year period. During the first nine months of 1999, TCF provided $13.6 million for credit losses, compared with $13.5 million during the same 1998 period. At September 30, 1999, the allowance for loan and lease losses totaled $55.7 million, compared with $80 million at December 31, 1998. See "Financial Condition - Allowance for Loan and Lease Losses."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. Excluding gains (losses) on sales of securities available for sale, loan servicing and branches, non-interest income increased $4.8 million, or 6.8%, to $76.1 million for the third quarter of 1999, compared with $71.3 million for the same period in 1998. For the first nine months of 1999, non-interest income, excluding the items noted above and a 1998 gain on sale of joint venture interest, totaled $217.4 million, up 12.9% from $192.6 million for the same period in 1998. The increases were primarily due to increased deposit and electronic funds transfer revenues, and reflect TCF's expanded retail banking activities from its de novo expansion.

Fee and service charge revenues totaled $39.5 million and $110.8 million for the third quarter and first nine months of 1999, respectively, representing increases of 16.6% and 20% from $33.9 million and $92.3 million for the same 1998 periods. These increases are primarily due to expanded retail banking activities.

Electronic funds transfer revenues totaled $18 million and $49.3 million for the third quarter and first nine months of 1999, respectively, representing increases of 33.4% and 36% from $13.5 million and $36.2 million for the same 1998 periods. These increases reflect TCF's efforts to provide banking services through its ATM network. TCF expanded its network of ATMs to 1,464 machines at September 30, 1999, an increase of 68 ATMs since September 30, 1998. The significant increase in these fees also reflects an increase in the distribution of debit cards, and an increase in their utilization by TCF's customers. TCF initiated its debit card program at the end of 1996, and had 911,000 debit cards outstanding at September 30, 1999, compared with 760,000 debit cards outstanding at September 30, 1998.

Leasing revenues totaled $7.1 million and $20.1 million for the third quarter and first nine months of 1999, respectively, compared with $9.7 million and $23.9 million for the same 1998 periods. Leasing revenues can fluctuate as a result of changes in the mix of leases classified at sales-type, direct financing or operating leases in accordance with generally accepted accounting principles. In addition, leasing revenues may be negatively impacted by a decline in economic activity and a resulting decrease in demand for leased equipment.

Title insurance revenues totaled $4 million and $12.9 million for the third quarter and first nine months of 1999, respectively, compared with $5.2 million and $14.8 million for the same 1998 periods. Title insurance revenues are cyclical in nature and are largely dependent on levels of residential real estate loan originations and refinancings. On November 8, 1999, TCF announced that it had reached a definitive agreement to sell its wholly owned subsidiaries, North Star Title, Inc. and North Star Real Estate Services, Inc., which provide title insurance, appraisals and related services. The sale is expected to close in the 1999 fourth quarter.

Gains on sales of loans held for sale totaled $1.1 million and $3.7 million for the third quarter and first nine months of 1999, respectively, a decrease of $1.6 million and $2.3 million from the amounts recognized during the same periods in 1998. During the 1999 third quarter, TCF sold $85.4 million of its consumer finance automobile loan portfolio and closed its Florida consumer finance loan collections facility. TCF's 1999 third quarter results include a loss on sale of loans held for sale of $842,000 related to this portfolio. During the first nine months of 1999, TCF recognized losses of $1.4 million on sales of $137.6 million of its consumer finance automobile loan portfolio. See "Financial Condition - Loans Held for Sale" and "Financial Condition - Loans and Leases." Sales of securities available for sale produced a $3.2 million gain for the first nine months of 1999, compared with a $43,000 loss for the third quarter of 1998 and a $2.2 million gain for the first nine months of 1998. Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

Gains on the sale of third-party loan servicing rights totaled $3.1 million for the first nine months of 1999, compared with gains of $2.4 million recognized during the third quarter and first nine months of 1998. During the first nine months of 1999, TCF sold the servicing rights on approximately $345 million of third-party residential mortgage loans. TCF periodically sells and purchases loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $2.9 billion at September 30, 1999, compared with $3.7 billion at December 31, 1998.

TCF recognized gains of $6.4 million on the sale of four underperforming Wisconsin branches during the third quarter of 1999, compared with a gain of $226,000 on the sale of one branch during the same 1998 period. Results for the first nine months of 1999 include gains of $8.8 million on the sales of five branches, compared with gains of $6.5 million on the sales of seven branches and $5.6 million on the sale of TCF's joint venture interest in Burnet Home Loans for the comparable 1998 period.

NON-INTEREST EXPENSE

Non-interest expense totaled $116.7 million for the third quarter of 1999, up 4.3% from $111.9 million for the same 1998 period. For the first nine months of 1999, non-interest expense totaled $337.8 million, up 6% from $318.8 million for the same 1998 period. Compensation and employee benefits expense totaled $61 million and $179.2 million for the 1999 third quarter and first nine months, respectively, compared with $56.4 million and $164.4 million for the comparable periods in 1998. Occupancy and equipment expenses totaled $18.8 million and $55 million for the third quarter and first nine months of 1999, respectively, compared with $18.3 and $53.2 million for the same 1998 periods. The increased expenses in 1999 are primarily due to the costs associated with expanded retail banking activities.

Amortization of goodwill and other intangibles totaled $2.7 million and $8 million for the third quarter and first nine months of 1999, respectively, compared with $2.8 million and $8.6 million for the same 1998 periods. Reductions of goodwill associated with branch sales, which are reported as a component of gains on sales of branches, totaled $3.3 million for the first nine months of 1998. There were no such reductions during the first nine months of 1999.

Other non-interest expense totaled $28.7 million and $77.9 million for the third quarter and first nine months of 1999, reflecting increases of 3.3% and 7.4% from $27.8 million and $72.5 million for the same 1998 periods. Included in other non-interest expense for the third quarter of 1999 are $1 million in other expenses related to the previously mentioned closing of TCF's Florida consumer finance loan collections facility. The increase in non-interest expense during the first nine months of 1999 is also due to the costs associated with expanded retail banking activities, and includes an increase of $2.7 million in deposit account losses over amounts recorded in the first nine months of 1998. These increased losses reflect the growth in the number of checking accounts to 1,033,000 at September 30, 1999, up from 913,000 at December 31, 1998 and
912,000 at September 30, 1998.

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

TCF has incurred $9 million of internal and external costs for replacement, renovation and testing of its critical internal computer hardware and software and imbedded technologies through September 30, 1999, and expects such costs to total $10.4 million over the three-year period ending December 31, 1999. Of the $9 million of Year 2000 costs incurred through September 30, 1999, $3.6 million have been capitalized. Approximately $100,000 of future Year 2000 costs are expected to be capitalized.

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

INCOME TAXES

TCF recorded income tax expense of $26.7 million and $78.1 million for the third quarter and first nine months of 1999, or 38.5% and 39.2% of income before income tax expense, respectively, compared with $25.5 million and $81.5 million, or 41.1% of income before income tax expense, for the comparable 1998 periods. The lower tax rates in 1999 reflect lower state taxes in 1999, and the impact of relatively higher non-deductible expenses in 1998, including goodwill reductions associated with branch sales.

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

Like most financial institutions, TCF's interest income and cost of funds are significantly affected by general economic conditions and by policies of regulatory authorities. The mismatch between maturities and interest-rate sensitivities of assets and liabilities results in interest-rate risk. Although the measure is subject to a number of assumptions and is only one of a number of measurements, management believes the interest-rate gap (difference between interest-earnings assets and interest-bearing liabilities repricing within a given period) is an important indication of TCF's exposure to interest-rate risk and the related volatility of net interest income in a changing interest rate environment. In addition to the interest-rate gap analysis, management also utilizes a simulation model to measure and manage TCF's interest-rate risk.

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

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and a general rise in interest rates. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. In addition, TCF's interest-rate risk will increase during periods of rising interest rates due to resulting slower prepayments on loans and mortgage-backed securities, and the increased likelihood that the Federal Home Loan Bank ("FHLB") will exercise its option to call certain of TCF's longer-term FHLB advances. See "Financial Condition - Borrowings." TCF's one-year interest-rate gap was a negative $1.3 billion, or
(12)% of total assets, at September 30, 1999, compared with a negative $263.9 million, or (3)% of total assets, at December 31, 1998. The increase in TCF's negative one-year interest-rate gap reflects the impact of projected slower prepayments on residential loans and mortgage-backed securities. In addition, due to recent increases in market interest rates, $400 million of TCF's callable FHLB advances are included as repricing at their call dates rather than their maturity dates. Management has entered into long-term callable FHLB advances to extend the maturity of $350 million of TCF's short-term borrowings. The FHLB advances settle during the fourth quarter of 1999 and will reduce TCF's negative one-year interest rate gap by $350 million, or 3% of total assets at September 30, 1999. See "Financial Condition - Borrowings."

FINANCIAL CONDITION

INVESTMENTS

Total investments decreased $150 million from year-end 1998 to $127.7 million at September 30, 1999. The decrease is primarily due to a decrease of $115.4 million in interest-bearing deposits with banks. The following table summarizes investments:


                                                  At September 30, 1999                At December 31, 1998
                                               ---------------------------           ---------------------------
                                                Carrying           Fair               Carrying          Fair
(In thousands)                                   Value             Value                Value           Value
                                               ---------        ----------           ----------      ----------
Interest-bearing deposits with banks           $      534       $      534           $  115,894      $  115,894
Federal funds sold                                      -                -               41,000          41,000
Federal Home Loan Bank stock, at cost             103,943          103,943               93,482          93,482
Federal Reserve Bank stock, at cost                23,224           23,224               23,112          23,112
Other                                                   -                -                4,227           4,227
                                               ----------       ----------           ----------      ----------
                                               $  127,701       $  127,701           $  277,715      $  277,715
                                               ==========       ==========           ==========      ==========

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Securities available for sale decreased $78.5 million from year-end 1998 to $1.6 billion at September 30, 1999. The decrease reflects sales of $288.7 million and payment and prepayment activity, partially offset by purchases of $791.5 million of securities available for sale. At September 30, 1999, TCF's securities available-for-sale portfolio included $1.5 billion and $123.2 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:


                                                  At September 30, 1999                  At December 31, 1998
                                               ---------------------------           ---------------------------
                                                Amortized          Fair               Amortized          Fair
(In thousands)                                     Cost            Value                Cost             Value
                                               -----------     -----------           -----------     -----------
Mortgage-backed securities:
    FHLMC                                      $  956,781      $  922,391            $  989,681      $  998,687
    FNMA                                          609,674         590,801               537,197         541,428
    GNMA                                           28,134          28,346                33,721          34,118
    Private issuer                                 57,874          57,237               104,099         102,813
    Collateralized mortgage obligations               663             663                   873             873
                                               ----------      ----------            ----------      ----------
                                               $1,653,126      $1,599,438            $1,665,571      $1,677,919
                                               ==========      ==========            ==========      ==========

LOANS HELD FOR SALE

Loans held for sale are carried at the lower of cost or market. Education loans held for sale increased $5.9 million and residential real estate loans held for sale decreased $15.4 million from year-end 1998, and totaled $144.1 million and $59.4 million at September 30, 1999, respectively.

As previously noted, during the first nine months of 1999, $137.6 million of consumer finance automobile loans and $14.5 million of related allowances were transferred to loans held for sale in connection with second and third quarter sales of these loans. Losses of $1.4 million were recognized in connection with these sales which are included in gain (loss) on sale of loans held for sale. There were no consumer finance automobile loans classified as held for sale at September 30, 1999. See "Loans and Leases."

LOANS AND LEASES

The following table sets forth information about loans and leases held in TCF's portfolio, excluding loans held for sale:


                                                            At                     At
                                                      September 30,          December 31,
(In thousands)                                             1999                   1998
                                                      -------------         -------------
Residential real estate                                $ 3,811,468           $ 3,757,416
Unearned premiums and deferred loan fees                     8,205                 7,864
                                                      -------------         -------------
                                                         3,819,673             3,765,280
                                                      -------------         -------------
Commercial real estate:
    Apartments                                             278,189               257,195
    Other permanent                                        599,748               464,817
    Construction and development                           143,297                92,399
    Unearned discounts and deferred loan fees               (3,090)               (2,983)
                                                      -------------         -------------
                                                         1,018,144               811,428
                                                      -------------         -------------
        Total real estate                                4,837,817             4,576,708
                                                      -------------         -------------

Commercial business                                        355,999               288,676
Deferred loan costs                                            582                   428
                                                      -------------         -------------
                                                           356,581               289,104
                                                      -------------         -------------
Consumer:
    Home equity                                          1,891,882             1,526,129
    Automobile                                              65,231               337,893
    Loans secured by deposits                                6,402                 7,581
    Other secured                                           10,861                19,033
    Unsecured                                               28,346                35,290
    Unearned discounts and deferred loan fees              (16,306)              (49,372)
                                                      -------------         -------------
                                                         1,986,416             1,876,554
                                                      -------------         -------------
Lease financing:
     Direct financing leases                               406,867               377,157
     Sales-type leases                                      31,674                35,695
     Lease residuals                                        25,826                29,340
     Unearned income and deferred lease costs              (43,051)              (43,380)
                                                      -------------         -------------
                                                           421,316               398,812
                                                      -------------         -------------
                                                       $ 7,602,130           $ 7,141,178
                                                      =============         =============

Loans and leases increased $461 million from year-end 1998 to $7.6 billion at September 30, 1999, reflecting increases of $206.7 million in commercial real estate loans, $109.9 million in consumer loans, $67.5 million in commercial business loans, and $54.4 million in residential real estate loans. Unearned discounts and deferred fees totaled $53.7 million at September 30, 1999 and $87.4 million at December 31, 1998.

Consumer loans increased $109.9 million from year-end 1998 to $2 billion at September 30, 1999, reflecting an increase of $365.8 million in home equity loans, partially offset by a decrease of $272.7 million in automobile loans. In December 1998, TCF restructured its consumer finance company operations, including the discontinuation of indirect automobile lending, the consolidation of offices and a renewed focus on home equity lending. At September 30, 1999, consumer finance automobile loans, net of unearned discounts and deferred fees, totaled $12.8 million, compared with $233.9 million at December 31, 1998. Reflected in the decrease is the previously mentioned transfer of $137.6 million of consumer finance automobile loans to loans held for sale.

Prior to the restructuring, TCF purchased automobile loans from dealers, an activity referred to as "indirect" automobile lending. The consumer finance automobile loans at September 30, 1999 are substantially comprised of sub-prime automobile loans which carry a higher level of credit risk and higher interest rates. Loans classified as sub-prime are owed by borrowers who historically have been unable to obtain credit from traditional sources because of significant past credit problems or limited credit histories. The term sub-prime refers to the Company's assessment of credit risk and bears no relationship to the prime rate of interest or persons who are able to borrow at that rate.

The indirect loan portfolio also carries an increased risk of loss in the event of adverse economic developments such as a recession. The risks posed by this portfolio could also be exacerbated by TCF's discontinuation of this lending activity, which has involved the closing of its indirect lending offices and the centralization of its loan collection operations, among other changes.

TCF has changed its home equity loan origination programs in its subsidiary banks in 1999. Under the new programs, TCF has implemented a tiered pricing structure for its home equity loans. TCF has also experienced an increase in the loan-to-value ratios on new home equity loans originated in 1999. Many of these loans are secured by a first lien on the home, and have balances exceeding $100,000. These loans may carry a higher level of credit risk than loans with a lower loan-to-value ratio. At September 30, 1999, the average outstanding loan balance and average loan-to-value ratio for TCF's home equity loan portfolio was $35,000 and 67%, respectively. In addition, the average loan balance and average loan-to-value ratio for this portfolio, including unfunded commitments on existing lines of credit, was $48,000 and 78%, respectively.

Commercial real estate loans increased $206.7 million from year-end 1998 to $1 billion at September 30, 1999. Commercial business loans increased $67.5 million in the first nine months of 1999 to $356.6 million at September 30, 1999. TCF is seeking to expand its commercial business lending activity and, to a lesser extent, its commercial real estate lending activity to borrowers located in its primary midwestern markets in an attempt to maintain the size of these lending portfolios and, where feasible under local economic conditions, achieve some growth in these lending categories over time. At September 30, 1999, approximately 90% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. Included in commercial real estate loans at September 30, 1999 are $101.9 million of loans secured by hotel or motel properties, up from $41.3 million at December 31, 1998. At September 30, 1999 and December 31, 1998, there were no commercial real estate loans with terms that have been modified in troubled debt restructurings included in performing loans.

At September 30, 1999, the recorded investment in loans that are considered to be impaired was $11.2 million for which the related allowance for credit losses was $2.2 million. All of the impaired loans were on non-accrual status. The average recorded investment in impaired loans during nine months ended September 30, 1999 was $8.9 million.

Lease financings increased $22.5 million from year-end 1998 to $421.3 million at September 30, 1999, reflecting a $29.7 million increase in direct financing leases. Total loan and lease originations for TCF's leasing business were $173.7 million for the first nine months of 1999, compared with $137.6 million during the same 1998 period. At September 30, 1999, the backlog of approved lease transactions related to TCF's leasing business totaled $112.2 million, compared with $55.1 million at December 31, 1998.

Loan and lease originations for the first nine months of 1999 and 1998 were as follows:


                                     Nine Months Ended September 30,
                                     -------------------------------
(In thousands)                           1999                1998
                                     -----------         -----------
Consumer direct                      $1,078,013          $  803,395
Consumer finance automobile                   -              86,098
                                     -----------         -----------
     Total consumer                   1,078,013             889,493
Commercial                              573,334             389,121
Lease financing                         168,532             137,574
Residential real estate               1,047,037           1,441,734
                                     -----------         -----------
     Total                           $2,866,916          $2,857,922
                                     ===========         ===========

ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the activity of the allowance for loan and lease losses and selected statistics follows:


                                                             Three Months                             Nine Months
                                                          Ended September 30,                     Ended September 30,
                                                   -------------------------------         -------------------------------
(Dollars in thousands)                                 1999                1998                1999                1998
                                                   ----------          -----------         ----------          -----------
Balance at beginning of period                      $ 71,346            $ 80,138            $ 80,013            $ 82,583
    Provision for credit losses                        2,845               4,544              13,552              13,519
    Charge-offs                                       (9,643)             (7,696)            (29,885)            (22,489)
    Recoveries                                         2,289               1,969               6,507               5,342
                                                   ----------          ----------          ----------          -----------
        Net charge-offs                               (7,354)             (5,727)            (23,378)            (17,147)
    Transfers to loans held for sale                 (11,174)                  -             (14,524)                  -
                                                   ----------          ----------          ----------          -----------
Balance at end of period                            $ 55,663            $ 78,955            $ 55,663            $ 78,955
                                                   ==========          ==========          ==========          ===========

Ratio of annualized net loan and lease
    charge-offs to average loans and
    leases outstanding                                   .39%                .32%                .42%                .32%

Allowance for loan and lease losses as
    a percentage of total loans and leases
    at period end                                        .73%               1.11%                .73%               1.11%


Additional information on the allowance for loan and lease losses follows:


                                At September 30, 1999                                   At December 31, 1998
                       --------------------------------------               ---------------------------------------
                         Allowance                                            Allowance
                           for                      Allowance      Net           for                      Allowance    Net
                         Loan and    Total Loans    as a % of     Charge      Loan and    Total Loans    as a % of   Charge
(Dollars in thousands) Lease Losses   and Leases    Portfolio    Offs(1)    Lease Losses   and Leases    Portfolio   Offs(1)
                       ------------  -----------   -----------  ----------  ------------  -----------   -----------  --------
Commercial real
 estate                 $   13,037    $1,018,144       1.28%      (0.06)%    $   12,525    $  811,428      1.54%      0.09%
Commercial business          7,464       356,581       2.09       (0.08)          5,756       289,104      1.99      (0.23)
Lease financing              3,611       421,316       0.86        0.29           2,955       398,812      0.74       0.17
Consumer direct              7,645     1,973,614       0.39        0.27           9,338     1,642,606      0.57       0.30
Consumer finance
 automobile                  2,559        12,802      19.99       14.76          22,673       233,948      9.69       7.26
Unallocated                 18,341             -        n/a         n/a          23,295             -       n/a        n/a
                       ------------  -----------                            ------------   ----------
   Subtotal                 52,657     3,782,457       1.39        0.90          76,542     3,375,898      2.27       0.76
Residential real
 estate                      3,006     3,819,673       0.08           -           3,471     3,765,280      0.09       0.01
                       ------------  -----------                            ------------   ----------
   Total                $   55,663    $7,602,130       0.73        0.44      $   80,013    $7,141,178      1.12       0.36
                       ============  ===========                            ============   ==========

-----------------------
(1) Net charge-offs during the preceding twelve months as a percentage of related average loans and leases.

TCF has experienced an increase in the level of net loan charge-offs related to its consumer finance automobile portfolio, a large portion of which has been sold or liquidated during 1999. As a result, the ratio of annualized net loan charge-offs to average loans outstanding for TCF's consumer portfolio were 1.42% and 1.57% for the third quarter and nine months ended September 30, 1999, respectively, compared with 1.16% and 1.12% for the same periods of 1998 and 1.47% for the three months ended June 30, 1999. Included in the net loan and lease charge-offs for the third quarter and first nine months of 1999 were $6.1 million and $20 million, respectively, of net charge-offs related to the consumer finance automobile loans.

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

The adequacy of the allowance for loan and lease losses is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are reported in the provision for credit losses in the periods in which they become known. The decrease in the allowance for loan and lease losses since December 31, 1998, including the unallocated portion, is primarily attributed to the $221.1 million decrease in consumer finance automobile loans, partially offset by the impact of a $682.1 million net increase in other loan and lease categories. Management believes the allowance for loan and lease losses is adequate.

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and leases and other real estate owned) totaled $48.7 million at September 30, 1999, virtually unchanged from the December 31, 1998 total. A decrease of $6 million in non-accrual consumer loans was offset by increases of $3.7 million in non-accrual commercial real estate loans and $2.5 million in non-accrual lease financings. Included in non-accrual lease financings at September 30, 1999 are $1.6 million of leases that have been funded on a non-recourse basis by third-party financial institutions. Approximately 83% of non-performing assets at September 30, 1999 consist of, or are secured by, real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest unless such loans and leases are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:


                                                     At                At
                                                September 30,      December 31,
(Dollars in thousands)                              1999              1998
                                               ---------------    --------------
Non-accrual loans and leases:
        Consumer                                  $11,742            $17,745
        Residential real estate                     8,422              8,078
        Commercial real estate                      8,058              4,352
        Commercial business                         3,157              2,797
        Lease financing                             3,249                725
                                               ----------         ----------
                                                   34,628             33,697
Other real estate owned and other assets           14,039             14,972
                                               ----------         ----------
        Total non-performing assets               $48,667            $48,669
                                               ==========         ==========
Non-performing assets as a percentage
        of net loans and leases                       .64%               .69%
Non-performing assets as a percentage
        of total assets                               .47%               .48%

TCF had no accruing loans and leases 90 days or more past due at September 30, 1999. The over 30-day delinquency rate on TCF's loans and leases (excluding loans held for sale and non-accrual loans and leases) was .39% of loans and leases outstanding at September 30, 1999, compared with .94% at year-end 1998. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:


                                            At September 30, 1999              At December 31, 1998
                                       -----------------------------     ------------------------------
                                         Principal     Percentage of       Principal      Percentage of
(Dollars in thousands)                   Balances        Portfolio         Balances         Portfolio
                                       -----------     -------------     ------------     -------------
Consumer                               $    13,959         .71%           $    52,588          2.83%
Residential real estate                      9,315         .24                  9,151           .24
Commercial real estate                       3,538         .35                  1,787           .22
Commercial business                          1,694         .48                  1,984           .69
Lease financing                              1,000         .24                  1,631           .41
                                       -----------                        -----------
    Total                              $    29,506         .39            $    67,141           .94
                                       ===========                        ===========

TCF's over 30-day delinquency rate on total consumer loans was .71% at September 30, 1999, down from 2.83% at year-end 1998. Management continues to monitor the consumer loan portfolio, which will generally have higher delinquencies. The decreased consumer loan delinquency rate at September 30, 1999 is due to the significant reduction in TCF's consumer finance automobile loan portfolio and the increase in the home equity loan portfolio during the first nine months of 1999.

In addition to the non-accrual loans and leases, there were commercial real estate and commercial business loans with an aggregate principal balance of $26.5 million outstanding at September 30, 1999 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $23.1 million of such loans at December 31, 1998. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers.

OTHER ASSETS

Other assets consist of the following:


(In thousands)                        At September 30, 1999      At December 31, 1998
                                      ---------------------      --------------------
Premises and equipment                    $   174,350                $   173,688
Accrued interest receivable                    53,672                     52,197
Mortgage servicing rights                      21,674                     21,566
Other real estate owned                        12,813                     13,602
Other                                          82,354                     70,309
                                          -----------                -----------
                                          $   344,863                $   331,362
                                          ===========                ===========

DEPOSITS

Deposits totaled $6.6 billion at September 30, 1999, down $81.4 million from December 31, 1998. The decrease in deposits includes the impact of the previously noted sales of five underperforming branches during the first nine months of 1999 with $83.1 million of deposits. Lower interest-cost checking, savings and money market deposits totaled $3.8 billion and comprised 56.6% of total deposits at September 30, 1999. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The average annual fee revenue per retail checking account for the first nine months of 1999 was $164, compared with $143 for 1998. Higher interest-cost certificates of deposit decreased $79.4 million from December 31, 1998. The Company's weighted-average rate for deposits, including non-interest bearing deposits, decreased to 2.63% at September 30, 1999, from 2.73% at December 31, 1998.

As previously noted, TCF continued to expand its supermarket banking franchise by opening 14 new branches during the 1999 third quarter, and 27 during the first nine months of 1999. TCF now has 188 supermarket branches, up from 153 such branches a year ago. During the past year, the number of deposit accounts in TCF's supermarket branches increased 41% to 536,000 accounts and the balances increased 38.8% to $781.6 million. The average rate on these deposits decreased from 2.44% at September 30, 1998 to 2.10% at September 30, 1999. Additional information regarding TCF's supermarket branches is as follows:


                                               At or For the Nine Months
                                                  Ended September 30,
                                           ------------------------------         Increase
(Dollars in thousands)                         1999                1998          (Decrease)          % Change
                                           -----------        ------------       -----------         ---------
Supermarket Banking Summary:

Number of branches                                 188                 153                35            22.9%
Number of deposit accounts                     535,940             379,983           155,957            41.0
Deposits:
    Checking                               $   333,925         $   227,935       $   105,990            46.5
    Savings                                    122,242              91,933            30,309            33.0
    Money market                                61,957              53,590             8,367            15.6
                                           -----------         -----------       -----------
                                               518,124             373,458           144,666            38.7
    Certificates                               263,481             189,745            73,736            38.9
                                           -----------         -----------       -----------
        Total deposits                     $   781,605         $   563,203       $   218,402            38.8
                                           ===========         ===========       ===========

Average rate on deposits                          2.10%               2.44%            (0.34)%         (13.9)
                                           ===========         ===========       ===========
Total fees and other revenues              $    62,090         $    36,704       $    25,386            69.2
                                           ===========         ===========       ===========

BORROWINGS

Borrowings totaled $2.7 billion as of September 30, 1999, up $260.2 million from year-end 1998. The increase was primarily due to increases of $167.7 million in securities sold under repurchase agreements and $160.9 million in treasury, tax and loan notes, partially offset by a decrease of $37 million in FHLB advances. The outstanding balances of TCF's bank line of credit and commercial paper were $21 million and $43.5 million at September 30, 1999, respectively. Included in FHLB advances at September 30, 1999 are $1.1 billion of fixed-rate advances which are callable at par on certain anniversary dates and quarterly thereafter until maturity. If called, the FHLB will provide replacement funding at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions. The weighted-average rate on borrowings decreased to 5.73% at September 30, 1999, from 6.00% at December 31, 1998. At September 30, 1999, borrowings with a maturity of one year or less totaled $1.1 billion.

STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 1999 was $815.3 million, or 7.9% of total assets, down from $845.5 million, or 8.3% of total assets, at December 31, 1998. The decrease in stockholders' equity is primarily due to the repurchase of 3,008,011 shares of TCF's common stock at a cost of $76.7 million, the $41.3 million decrease in accumulated other comprehensive income and the payment of $45.2 million in dividends on common stock, partially offset by net income of $121.1 million for the first nine months of 1999.

On October 25, 1999, TCF declared a quarterly dividend of 18.75 cents per common share, payable on November 30, 1999 to shareholders of record as of November 5, 1999.

At September 30, 1999, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency under the Federal Deposit Insurance Corporation Improvement Act of 1991.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. A derivative may be designated as a hedge of an exposure to changes in the fair value of a recognized asset or liability, an exposure to variable cash flows of a forecasted transaction, or a foreign currency exposure. The accounting for gains and losses associated with changes in the fair value of a derivative and the impact on TCF's consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in offsetting changes in the fair value or cash flows of the underlying hedged item. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

FORWARD-LOOKING INFORMATION

TCF's future results may differ materially from historical performance and forward-looking statements about TCF's financial results are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan and lease products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF's loan, lease and investment portfolios; adverse changes in securities markets; results of litigation or other significant uncertainties. TCF's Year 2000 compliance initiatives or other required technological changes are subject to certain uncertainties which may delay or increase the cost of implementation, including the dependency of TCF's operations on Year 2000 compliance achieved by outside vendors, borrowers and government agencies or instrumentalities.

                                    TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                                             SUPPLEMENTARY INFORMATION


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                        At            At            At            At            At           At           At
(DOLLARS IN THOUSANDS,               Sept. 30,     June 30,      March 31,     Dec. 31,      Sept. 30,     June 30,     March 31,
EXCEPT PER-SHARE DATA)                 1999          1999          1999          1998          1998          1998         1998
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED QUARTERLY FINANCIAL DATA
Total assets                       $ 10,342,248  $ 10,338,341  $ 10,200,744  $ 10,164,594  $  9,900,439  $  9,393,060  $  9,664,849

Investments                             127,701       194,781       158,222       277,715       135,491       122,888       246,364

Securities available for sale         1,599,438     1,701,063     1,569,406     1,677,919     1,673,722     1,122,490     1,306,853

Loans and leases                      7,602,130     7,431,171     7,293,329     7,141,178     7,092,639     7,103,686     7,036,646

Deposits                              6,633,738     6,648,283     6,632,481     6,715,146     6,733,368     6,741,288     6,925,024

Borrowings                            2,721,200     2,734,652     2,579,789     2,461,046     2,159,948     1,617,240     1,631,021

Stockholders' equity                    815,304       810,448       824,442       845,502       869,426       906,485       948,070
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                      Sept. 30,      June 30,      March 31,      Dec. 31,     Sept. 30,     June 30,     March 31,
                                        1999           1999          1999           1998         1998          1998         1998
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                    $    188,656  $    186,359  $    184,043  $    185,286  $    185,229  $    186,903  $    191,476

Interest expense                         82,116        79,637        79,204        80,625        80,605        79,606        82,324
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
    Net interest income                 106,540       106,722       104,839       104,661       104,624       107,297       109,152

Provision for credit losses               2,845         2,947         7,760         9,761         4,544         2,991         5,984
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
    Net interest income after
        provision for credit losses     103,695       103,775        97,079        94,900       100,080       104,306       103,168
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Non-interest income:

    Gain (loss) on sale of securities
        available for sale                    -            (5)        3,199             -           (43)        1,787           502

    Gain on sale of loan servicing            -           743         2,333             -         2,414             -             -

    Gain on sale of branches              6,429         2,382             -        12,051           226         4,260         2,048

    Gain on sale of joint venture
        interest                              -             -             -             -             -             -         5,580

    Other non-interest income            76,090        72,897        68,385        70,066        71,263        63,531        57,810
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
       Total non-interest income         82,519        76,017        73,917        82,117        73,860        69,578        65,940
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Non-interest expense:

    Amortization of goodwill and
        other intangibles                 2,676         2,673         2,675         2,829         2,828         2,826         2,916

    Other non-interest expense          114,061       110,106       105,650       107,096       109,054       102,748        98,403
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
        Total non-interest expense      116,737       112,779       108,325       109,925       111,882       105,574       101,319
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
    Income before income tax expense     69,477        67,013        62,671        67,092        62,058        68,310        67,789

Income tax expense                       26,717        26,024        25,331        27,588        25,477        28,110        27,895
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
    Net income                     $     42,760  $     40,989  $     37,340  $     39,504  $     36,581  $     40,200  $     39,894
                                   ============  ============  ============  ============  ============  ============  ============
Per common share:

    Basic earnings                 $       0.52  $       0.50  $       0.45  $       0.47  $       0.42  $       0.45  $       0.44
                                   ============  ============  ============  ============  ============  ============  ============
    Diluted earnings               $       0.52  $       0.49  $       0.44  $       0.46  $       0.42  $       0.45  $       0.43
                                   ============  ============  ============  ============  ============  ============  ============
    Diluted cash earnings(1)       $       0.54  $       0.52  $       0.47  $       0.48  $       0.44  $       0.48  $       0.48
                                   ============  ============  ============  ============  ============  ============  ============
    Dividends declared             $     0.1875  $     0.1875  $     0.1625  $     0.1625  $     0.1625  $     0.1625  $      0.125
                                   ============  ============  ============  ============  ============  ============  ============

FINANCIAL RATIOS(2)

Return on average assets                   1.66%         1.60%         1.48%         1.60%         1.54%         1.69%         1.66%

Cash return on average assets(1)           1.73          1.67          1.55          1.68          1.62          1.81          1.83

Return on average realized
  common equity                           20.37         19.81         18.06         18.77         16.75         17.52         16.99

Return on average common equity           21.29         20.11         17.99         18.56         16.58         17.37         16.83

Cash return on average tangible
  equity(1)                               28.48         26.94         24.18         24.83         23.13         23.42         23.48

Average total equity to average assets     7.79          7.95          8.22          8.63          9.28          9.75          9.83

Average realized tangible equity to
  average assets                           6.44          6.33          6.39          6.67          7.22          7.66          7.71

Net interest margin(3)                     4.46          4.52          4.52          4.65          4.82          4.94          4.94

--------------------------
(1) Excludes amortization and reduction of goodwill, net of income tax benefit.

(2) Annualized.

(3) Net interest income divided by average interest-earning assets.

                           TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                              Supplementary Information (Continued)

                    Consolidated Average Balance Sheets, Interest and Dividends
                        Earned or Paid, and Related Interest Yields and Rates

                                                                   Nine Months Ended September 30,
                                       -------------------------------------------------------------------------------------
                                                          1999                                       1998
                                       ----------------------------------------    -----------------------------------------
                                                                     Interest                                      Interest
                                         Average                    Yields and       Average                      Yields and
  (Dollars in thousands)                 Balance       Interest(1)   Rates(2)        Balance       Interest(1)     Rates(2)
                                       -----------    ------------  ----------     -----------    ------------    ----------
Assets:
Investments                            $   142,261    $     6,912      6.48%       $   172,749    $     8,231        6.35%
                                       -----------    -----------                  -----------    -----------
Securities available for sale(3)         1,715,104         84,512      6.57          1,279,872         66,573        6.94
                                       -----------    -----------                  -----------    -----------
Loans held for sale                        199,362          9,855      6.59            199,286         10,655        7.13
                                       -----------    -----------                  -----------    -----------
Loans and leases:
  Residential real estate                3,785,587        198,450      6.99          3,671,236        201,800        7.33
  Commercial real estate                   899,809         56,294      8.34            839,638         56,066        8.90
  Commercial business                      330,661         19,549      7.88            260,196         16,587        8.50
  Consumer                               1,954,330        149,175     10.18          1,933,632        166,785       11.50
  Lease financing                          402,040         34,311     11.38            376,538         36,911       13.07
                                       -----------    -----------                  -----------    -----------
     Total loans and leases(4)           7,372,427        457,779      8.28          7,081,240        478,149        9.00
                                       -----------    -----------                  -----------    -----------
       Total interest-earning assets     9,429,154        559,058      7.91          8,733,147        563,608        8.60
                                                      -----------    ------                       -----------     -------
Other assets(5)                            796,561                                     817,553
                                       -----------                                 -----------
     Total assets                      $10,225,715                                 $ 9,550,700
                                       ===========                                 ===========

Liabilities and Stockholders'
  Equity:
Noninterest-bearing deposits           $ 1,169,600                                 $   985,558
                                       -----------                                 -----------
Interest-bearing deposits:
  Checking                                 710,476          3,047      0.57            664,491          5,175        1.04
  Passbook and statement                 1,122,881          9,378      1.11          1,134,941         14,769        1.74
  Money market                             731,527         14,279      2.60            699,517         15,676        2.99
  Certificates                           2,900,377        104,467      4.80          3,322,605        128,510        5.16
                                       -----------    -----------                  -----------    -----------
     Total interest-bearing deposits     5,465,261        131,171      3.20          5,821,554        164,130        3.76
                                       -----------    -----------                  -----------    -----------
       Total deposits                    6,634,861        131,171      2.64          6,807,112        164,130        3.21
                                       -----------    -----------                  -----------    -----------
Borrowings:
  Securities sold under repurchase
     agreements and federal funds
     purchased                             413,312         16,059      5.18            111,863          4,950        5.90
  FHLB advances                          1,851,435         75,808      5.46          1,275,914         56,193        5.87
  Discounted lease rentals                 173,622         10,451      8.03            212,390         12,973        8.14
  Other borrowings                         162,638          7,468      6.12             69,812          4,289        8.19
                                       -----------    -----------                  -----------    -----------
     Total borrowings                    2,601,007        109,786      5.63          1,669,979         78,405        6.26
                                       -----------    -----------                  -----------    -----------
       Total interest-bearing
       liabilities                       8,066,268        240,957      3.98          7,491,533        242,535        4.32
                                                      -----------   -------                       -----------     -------
Other liabilities(5)                       173,669                                     156,585
                                       -----------                                 -----------
  Total liabilities                      9,409,537                                   8,633,676

Stockholders' equity(5)                    816,178                                     917,024
                                       -----------                                 -----------
     Total liabilities and
     stockholders' equity              $10,225,715                                 $ 9,550,700
                                       ===========                                 ===========
Net interest income                                   $   318,101                                 $   321,073
                                                      ===========                                 ===========
Net interest-rate spread                                               3.93%                                         4.28%
                                                                    =======                                       =======
Net interest margin                                                    4.50%                                         4.90%
                                                                    =======                                       =======

(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $132,000 and $112,000 was recognized during the nine months ended September 30, 1999 and 1998, respectively.
(2) Annualized.
(3) Average balance and yield of securities available for sale is based upon the historical amortized cost balance.
(4) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5) Average balance is based upon month-end balances.

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

On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed the Court of Federal Claims' liability determinations in three other "supervisory goodwill" cases, consolidated for review under the title WINSTAR CORP. V. UNITED STATES, 116 S.Ct. 2432 (1996). In rejecting the United States' consolidated appeal from the Court of Federal Claims' decisions, the Supreme Court held in WINSTAR that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs' acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital. Two of the three cases consolidated in the Supreme Court proceedings have since been tried before the Court of Federal Claims on the issue of damages, and the third was settled without trial. In one of the cases that proceeded to a damages trial, GLENDALE FEDERAL BANK, FSB V. UNITED STATES, 43 Fed. Cl. 390 (1999), the Court of Federal Claims issued a decision on April 9, 1999, awarding the plaintiff in that case $908,948,000 in restitution and non-overlapping reliance damages. The GLENDALE damages decision has been appealed to the United State Court of Appeals for the Federal Circuit. The other case which went to trial was settled in June 1998.

On December 22, 1997, the Court of Federal Claims issued a decision finding the existence of contracts and governmental breaches of those contracts in four other "supervisory goodwill" cases, consolidated for purposes of that decision only under the title CALIFORNIA FEDERAL BANK V. UNITED STATES, 39 Fed. Cl. 753
(1997). In reaching its decision, the Court of Federal Claims rejected a number of "common issue" defenses that the government has raised in a number of "supervisory goodwill" cases. In November 1998, the Court of Federal Claims issued another decision in the CALIFORNIA FEDERAL case prohibiting the plaintiff in that case from offering evidence as to a lost profits theory of damages. A two-month trial regarding the plaintiff's other damages theories in that case was concluded in early March 1999. On April 21, 1999, the Court of Federal Claims entered judgment for the plaintiff in CALIFORNIA FEDERAL, and awarded the plaintiff $22,966,523.42 in damages under a cost of replacement capital theory. CALIFORNIA FEDERAL BANK V. UNITED STATES, 43 Fed Cl. 445 (1999). On May 6, 1999, the Court denied plaintiff's motion for reconsideration of its damages decision in the CALIFORNIA FEDERAL case. The CALIFORNIA FEDERAL decision has been appealed to the United States Court of Appeals for the Federal Circuit.

On September 30, 1999, the Court of Federal Claims issued a damages decision in another "supervisory goodwill" case, LASALLE TALMAN BANK VS. UNITED STATES, awarding the plaintiff $5,008,700 in damages designed to reimburse the plaintiff for certain "incidental" expenses caused by the government's breach. The Court rejected all of the plaintiff's other damages claims. The LASALLE TALMAN opinion has been appealed to the United States Court of Appeals for the Federal Circuit. In addition, the Court of Federal Claims has issued favorable liability decisions to the plaintiffs in several other "supervisory goodwill" cases, and a number of such cases are currently engaged in or about to commence trials on damage issues.

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




                          TCF FINANCIAL CORPORATION




                                            /s/ Neil W. Brown
                          ----------------------------------------------------
                                 Neil W. Brown, Executive Vice President,
                                  Chief Financial Officer and Treasurer
                                      (Principal Financial Officer)




                                            /s/ David M. Stautz
                          -----------------------------------------------------
                          David M. Stautz, Senior Vice President and Controller
                                    (Principal Accounting Officer)



Dated:   November 12, 1999

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q


 Exhibit                                                                               Sequentially
 Number                                   Description                                 Numbered Pages
 -------                                  -----------                                 --------------
   4(a)          Copies of instruments with respect to long-term debt                       N/A
                 will be furnished to the Securities and Exchange
                 Commission upon request.

  10(b)          TCF Financial 1995 Incentive Stock Program, as amended
                 October 1, 1995 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-16431];
                 as amended October 22, 1996 [incorporated by reference to
                 Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 0-16431]; and as further amended on May 11, 1999.

  10(m)          Supplemental Employee Retirement Plan, as amended and restated
                 effective July 21, 1997 [incorporated by reference to Exhibit 10(m)
                 to TCF Financial Corporation's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1997, No. 0-16431];
                 as amended effective September 30, 1998 [incorporated by reference to
                 Exhibit 10(m) to TCF Financial Corporation's Quarterly Report
                 on Form 10-Q for the quarter ended September 30, 1998, No. 0-16431];
                 and as further amended on May 11, 1999.

  10(v) TCF Directors Deferred Compensation Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 15, 1995, No. 0-16431]; as amended
                 October 22, 1996 [incorporated by reference to Exhibit 10(x) to TCF Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, No. 0-16431];
                 amendment adopted effective September 30, 1998 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, No. 0-16431]; and as further amended on May 11, 1999.

   11            Computation of Earnings Per Common Share

   27            Financial Data Schedules                                         (filed electronically)

   99            Press Release dated November 8, 1999