Form 10-K
period 1999-12-31
TCF FINANCIAL CORP
filed 2000-03-27
CIK 814184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             -----------------------

                                 COMMISSION FILE
                                  NO. 001-10253

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 17, 2000 the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was $1,598,586,759.

   As of March 17, 2000, there were outstanding 81,178,603 shares of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Specific portions of the registrant's annual report to shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV hereof.

     Specific portions of the registrant's definitive proxy statement dated March 30, 2000 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                                  PAGE
                                                                                                                  ----
Item 1.  Business..............................................................................................     1
                Forward-Looking Information....................................................................     1
                General........................................................................................     1
                Lending Activities.............................................................................     2
                Investment Activities..........................................................................     6
                Sources of Funds...............................................................................     6
                Other Information..............................................................................     7
                   Activities of Subsidiaries of TCF Financial Corporation ....................................     7
                   Recent Accounting Developments..............................................................     8
                   Competition.................................................................................     8
                   Employees...................................................................................     8
                Regulation.....................................................................................     9
                Taxation.......................................................................................    14
Item 2.  Properties............................................................................................    14
Item 3.  Legal Proceedings.....................................................................................    15
Item 4.  Submission of Matters to a Vote of Security Holders...................................................    16


                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters..............................    16
Item 6.  Selected Financial Data...............................................................................    17
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................................................    17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................................    17
Item 8.  Financial Statements and Supplementary Data...........................................................    17
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure................................................................................    17


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant...................................................    17
Item 11.  Executive Compensation...............................................................................    17
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................................    18
Item 13.  Certain Relationships and Related Transactions.......................................................    18


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................    18

Signatures.....................................................................................................    19

Index to Consolidated Financial Statements.....................................................................    20

Index to Exhibits..............................................................................................    20

                                     PART I

ITEM 1.   BUSINESS

                           FORWARD-LOOKING INFORMATION

     This Annual Report and other reports issued by TCF Financial Corporation ("TCF" or the "Company"), including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements that deal with future results, plans or performance. In addition, TCF's management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF's future results may differ materially from historical performance and forward-looking statements about TCF's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan and lease products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF's loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.

                                     GENERAL

     TCF, a Delaware corporation based in Minneapolis, Minnesota, with $10.7 billion in assets, is the holding company of five federally chartered national banks located in Minnesota, Illinois, Wisconsin, Michigan and Colorado. Unless otherwise indicated, references herein to TCF include its direct and indirect subsidiaries. TCF's subsidiary banks are collectively referred to herein as the "TCF Banks." References herein to the "Holding Company" or "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. Where information is incorporated in this report by reference to TCF's 1999 Annual Report, only those portions specifically identified are so incorporated.

     TCF's products include commercial, consumer and residential mortgage loan products, leasing, insurance and mutual funds, and some of its products, such as its commercial equipment and truck loans and leases, are offered in markets outside areas served by its bank subsidiaries. TCF's primary focus, however, has been on the delivery of retail banking products in markets served by its bank subsidiaries. TCF's strategic emphasis on retail banking has allowed it to fund its assets primarily with retail core deposits, minimize wholesale borrowings and lower its interest-rate risk.

     During the fourth quarter of 1999, TCF received approval of the Office of the Comptroller of the Currency ("OCC") to merge four of its bank charters into one national bank charter, based in Minnesota. The merger of the bank charters located in Minnesota, Illinois, Wisconsin and Michigan (the "Charter Merger") is expected to be completed in the second quarter of 2000. The merger of the bank charters is not expected to significantly change the management approach or operations within these geographic states. The resulting national bank will be named TCF National Bank.

     TCF has significantly expanded its retail banking franchise in recent periods and had 338 retail banking branches at December 31, 1999. In the past three years, TCF opened 164 new branches, of which 151 were supermarket branches. This expansion includes TCF's January 1998 acquisition of 76 branches and 178 automated teller machines ("ATMs") in Jewel-Osco stores in the Chicago, Illinois area previously operated by Bank of America. Information concerning this and other acquisitions is set forth in "Financial Review -- Results of Operations - Performance Summary" on page 17 and in Note 2 of Notes to Consolidated Financial Statements on page 41 of TCF's 1999 Annual Report, incorporated herein by reference. TCF anticipates opening approximately 37 new branches in 2000, and additional branches in subsequent years, including approximately 25 Illinois Jewel-Osco supermarket branches per year in subsequent years until branches have been installed in certain existing and all newly constructed stores.

     TCF's marketing strategy emphasizes attracting deposits held in checking, passbook and statement savings, and money market accounts. These deposit products provide TCF with a significant source of fee income. TCF engages in commercial, residential and consumer lending activities, lease financing and in the insurance services business, including the sale of single premium tax-deferred annuities. TCF also has a broker dealer selling non-proprietary mutual funds.

     Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. TCF's non-interest income in future periods may be negatively impacted by pending legislative proposals which, if enacted and not judicially restrained, could limit loan, deposit or other fees and service charges. See "Forward-Looking Information" and "Legislative, Legal and Regulatory Developments" on pages 32 and 33 of TCF's 1999 Annual Report, incorporated herein by reference, for additional information.

     TCF operated 82 bank branches in Minnesota, 151 in Illinois, 31 in Wisconsin, 64 in Michigan and 10 in Colorado at December 31, 1999. TCF strives to develop innovative banking products and services. Of TCF's 338 bank branches, 195 were supermarket bank branches at December 31, 1999. These supermarket bank branches provide TCF with the opportunity to sell its consumer products and services, including deposits and loans, at a relatively low entry cost and feature extended hours, including Saturdays and Sundays. TCF's "Totally Free"SM checking accounts and other deposit products provide it with a significant source of low-interest cost funds and fee income. TCF has expanded its ATM network to 1,406 machines at December 31, 1999, generally located in areas served by the TCF Banks, and offers its customers an automated telephone banking system.

     Federal legislation imposes numerous legal and regulatory requirements on financial institutions. Among the most significant of these requirements are minimum regulatory capital levels and enforcement actions that can be taken by regulators when an institution's regulatory capital is deemed to be inadequate. TCF and each of the TCF Banks currently exceed all of their current minimum regulatory capital requirements and are considered "well-capitalized" under guidelines established by the Federal Reserve Board ("FRB") and the OCC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. See "REGULATION."

     As federally chartered national banks, the TCF Banks are subject to regulation and examination by the OCC and, in certain cases, by the Federal Deposit Insurance Corporation ("FDIC"). The TCF Banks' deposits are insured to $100,000 by the FDIC, and as such these institutions are subject to regulations promulgated by the FDIC. The TCF Banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago, Topeka and/or Indianapolis, and are also member banks within their respective Federal Reserve districts. Following the Charter Merger, TCF National Bank will continue to hold FHLB advances from the FHLB of Chicago and Indianapolis until such advances mature or are prepaid. TCF National Bank will be required to hold common stock of these FHLB districts in the amount of 5% of the outstanding balances of such advances. However, following the Charter Merger, TCF National Bank will no longer be a member of either the FHLB of Chicago or Indianapolis. TCF Financial is a bank holding company and is subject to regulation and examination by the FRB. See "SOURCES OF FUNDS - Borrowings" and "REGULATION -- Regulation of TCF Financial and Affiliate and Insider Transactions."

The following description includes detailed information regarding the business of TCF and its subsidiaries.


                               LENDING ACTIVITIES

GENERAL

     TCF's lending activities reflect its community banking philosophy, emphasizing loans to individuals and small to medium-sized businesses in its primary market areas in Minnesota, Illinois, Wisconsin, Michigan and Colorado. TCF is also engaged in lease financing and has expanded its consumer lending operations in recent years.

     See "Financial Review -- Financial Condition - Loans and Leases" on pages 24 through 26, Note 7 of Notes to Consolidated Financial Statements on pages 43 and 44 and "Other Financial Data" on pages 63 through 67 of TCF's 1999 Annual Report, incorporated herein by reference, for additional information regarding TCF's loan and lease portfolios.

RESIDENTIAL REAL ESTATE LENDING

     TCF's residential mortgage loan originations (first mortgage loans for the financing of one- to four-family homes) are predominantly secured by properties in Minnesota, Illinois, Wisconsin and Michigan. TCF engages in both adjustable-rate and fixed-rate residential real estate lending. Adjustable-rate residential real estate loans held in TCF's portfolio totaled $2.2 billion at December 31, 1999, compared with $2.1 billion at December 31, 1998. Loan originations by TCF Mortgage Corporation ("TCF Mortgage"), a wholly owned subsidiary, include loans purchased from loan correspondents.

     TCF sells certain residential real estate loans in the secondary market, primarily on a nonrecourse basis. TCF retains servicing rights for the majority of the loans it sells into the secondary market. These sales provide additional funds for loan originations and also generate fee income. TCF may also from time to time purchase or sell servicing rights on residential real estate loans. At December 31, 1999, 1998 and 1997, TCF serviced for others $2.9 billion, $3.7 billion and $4.4 billion, respectively, in residential real estate loans. During 1999, 1998 and 1997, TCF sold servicing rights on $344.6 million, $200.4 million and $144.7 million of loans serviced for others at net gains of $3.1 million, $2.4 million and $1.6 million, respectively.

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

CONSUMER LENDING

     TCF makes consumer loans for personal, family or household purposes, such as debt consolidation or the financing of home improvements, automobiles, vacations and education. Consumer loans totaled $2.1 billion at December 31, 1999, with $1.1 billion, or 51%, having fixed interest rates and $1 billion, or 49%, having adjustable interest rates. The following discussion provides additional information on TCF's consumer lending operations.

     The consumer lending activities of the TCF Banks include a full range of consumer-oriented products including real estate secured loans, loans secured by personal property and unsecured personal loans. Each of these loan types can be made on an open- or closed-end basis. Consumer loan borrowers generally have higher debt-to-income ratios, and therefore consumer loans have a higher risk of loss than residential loans. Consumer loans having adjustable interest rates also present a credit risk similar to that posed by residential real estate loans as a result of increased costs to borrowers in the event of a rise in rates (see discussion above under "-- Residential Real Estate Lending"). Consumer loans secured by real estate may present additional credit risk in the event of a decline in the value of real estate collateral.

     In December 1998, TCF restructured its consumer finance company operations, including the discontinuation of indirect automobile lending, the consolidation of offices and a renewed focus on home equity lending. During 1999, $139.4 million of consumer finance automobile loans and $14.8 million of related allowances were transferred to loans held for sale and were subsequently sold. Losses of $1.4 million were recognized in connection with these sales, which are included in gain on sales of loans held for sale. TCF closed its Pensacola, Florida consumer finance loan collections facility during 1999. At December 31, 1999, consumer finance automobile loans totaled $7.7 million, compared with $233.9 million at December 31, 1998.

     TCF changed its home equity loan origination programs in early 1999. Under the new programs and in response to intensifying price competition, TCF implemented a tiered pricing structure for its home equity loans. TCF also experienced an increase in the loan-to-value ratios on new home equity loans originated in 1999. Many of these loans are secured by a first lien on the home and include an advance to pay off an existing first lien mortgage loan, and many have balances exceeding $100,000. These loans may carry a higher level of credit risk than loans with a lower loan-to-value ratio. For additional information on consumer lending, including TCF's consumer finance company operations, see "Financial Review -- Financial Condition - Loans and Leases" on pages 24 through 26 of TCF's 1999 Annual Report, incorporated herein by reference.

     TCF originates student loans for resale. TCF had $143.9 million of education loans held for sale at December 31, 1999, compared with $138.3 million at December 31, 1998. TCF generally retains the student loans it originates until they are fully disbursed. Under a forward commitment agreement with the Student Loan Marketing Association ("SLMA"), TCF can sell the student loans to SLMA once they are fully disbursed, but must sell the student loans to SLMA before they go into repayment status. These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF. TCF's future student loan origination activity will be dependent on continued support of guaranteed student loan programs by the U.S. Government and TCF's ability to continue to sell such loans to SLMA or other parties. Recent federal legislation has limited the role of private lenders in originating student loans and has reduced the profitability of this activity. This legislation may reduce the volume of TCF's student loan originations in future periods.

COMMERCIAL REAL ESTATE LENDING

     TCF currently originates longer-term loans on commercial real estate and, to a lesser extent, shorter-term construction loans. TCF is endeavoring to increase its originations of commercial real estate loans to creditworthy borrowers based in its primary markets. TCF may also engage in commercial real estate loan brokerage activity. At December 31, 1999, adjustable-rate loans represented 81% of commercial real estate loans outstanding. See "Financial Review -- Financial Condition - Loans and Leases" on pages 24 through 26 of TCF's 1999 Annual Report, incorporated herein by reference, for additional information regarding the types of properties securing TCF's commercial real estate loans.

     At December 31, 1999, TCF's commercial construction and development loan portfolio totaled $162.6 million. Construction and permanent commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

COMMERCIAL BUSINESS LENDING

     TCF engages in general commercial business lending. Commercial business loans may be secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis. TCF is seeking to expand its commercial business lending activity and in particular its lending to small and medium-sized businesses. TCF's commercial business lending activities encompass loans with a broad variety of purposes, including corporate working capital loans and loans to finance the purchase of equipment or other acquisitions. TCF also makes loans to individuals who use the funds for business or personal purposes. As part of its commercial business and commercial real estate lending activities, TCF also issues standby letters of credit. At December 31, 1999, TCF had 79 such standby letters of credit outstanding in the aggregate amount of $22 million.

     Recognizing the generally increased risks associated with commercial business lending, TCF originates commercial business loans in order to increase its short-term, variable-rate asset base and to contribute to its profitability through the higher rates earned on these loans and the marketing of other bank products. TCF concentrates on originating commercial business loans primarily to middle-market companies based in its primary markets with borrowing requirements of less than $15 million. Substantially all of TCF's commercial business loans outstanding at December 31, 1999 were to borrowers based in its primary markets.

LEASE FINANCING

     TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse companies including large franchise organizations, small businesses, transportation owners and operators and other equipment lessees. At December 31, 1999, TCF's lease and equipment financing portfolio totaled $492.7 million, including $44.2 million of loans classified as commercial business loans. TCF entered the leasing business in June 1997 with the purchase of Winthrop Resources Corporation ("Winthrop"), a financial services company that leases computers, telecommunications equipment, point-of-sale systems and other business-essential equipment to companies nationwide. In September 1999, TCF expanded its leasing operation with the launch of TCF Leasing, Inc. ("TCF Leasing"), a general equipment finance company with a focus on middle-market companies, truck finance, lease discounting and trailer leasing.

     TCF internally funds certain leases, and consequently retains the credit risk on such leases. TCF also may arrange permanent financing of certain leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates. At December 31, 1999, 38.9% of TCF's lease portfolio was funded on a non-recourse basis with other financial institutions, compared with 45.9% at December 31, 1998. Proceeds from the assignment of the lease rentals are equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the other financial institutions. Interest rates for this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the lease customer, the term of the lease and the prevailing interest rates. For a lease discounted on a non-recourse basis, the other financial institution has no recourse against TCF unless TCF is in default under the terms of the agreement under which the lease and the leased equipment are assigned to the other financial institution as collateral. The other financial institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the lease customer occur under the terms of the lease.

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

     The following table summarizes information about TCF's non-accrual, restructured and past due loans and leases:

                                                          AT DECEMBER 31,
                                         ------------------------------------------------
                                           1999       1998      1997       1996      1995
                                         -------    -------   -------    -------    -------
                                                           (IN MILLIONS)
Non-accrual loans and leases             $  24.1    $  33.7   $  36.8    $  26.4    $  44.3
Restructured loans                             -          -       1.3        3.0        1.6
                                         -------    -------   -------    -------    -------
    Total non-accrual and restructured
      loans and leases                   $  24.1    $  33.7   $  38.1    $  29.4    $  45.9
                                         -------    -------   -------    -------    -------
                                         -------    -------   -------    -------    -------
Accruing loans and leases 90 days
    or more past due                     $   5.8    $     -   $     -    $     -    $    .7
                                         -------    -------   -------    -------    -------
                                         -------    -------   -------    -------    -------

     The allowance for loan and lease losses is based upon management's periodic analysis of TCF's loan and lease portfolios. Although appropriate levels of reserves have been estimated based upon factors and trends identified by management, there can be no assurance that the levels are adequate. Economic stagnation or reversals in the economy could give rise to increasing risk of credit losses and necessitate an increase in the required level of reserves. The expansion of the Company's consumer lending and other lending and leasing operations creates increased exposure to increases in delinquencies, repossessions, foreclosures and losses that generally occur during economic downturns or recessions.

     Adverse economic developments are also likely to adversely affect commercial lending operations and increase the risk of loan defaults and credit losses on such loans. Carrying values of foreclosed commercial real estate properties are generally based on appraisals prepared by certified or licensed appraisers. TCF reviews each external commercial real estate appraisal it receives for accuracy, completeness and reasonableness of assumptions used. Weaknesses in real estate markets may result in declines in property values and the sale of properties at less than previously estimated values, resulting in additional charge-offs. TCF recognizes the effect of such events in the periods in which they occur.

     Additional information concerning TCF's allowance for loan and lease losses is set forth in "Financial Review -- Financial Condition - Allowance for Loan and Lease Losses" on pages 26 and 27, in Note 1 of Notes to Consolidated Financial Statements on pages 39 through 41 and in Note 8 of Notes to Consolidated Financial Statements on page 44 of TCF's 1999 Annual Report, incorporated herein by reference.

                              INVESTMENT ACTIVITIES

     The TCF Banks have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, deposits of insured banks, bankers' acceptances and federal funds, and must meet minimum liquidity requirements prescribed by law. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans and leases. The TCF Banks must also meet reserve requirements of the FRB, which are imposed based on amounts on deposit in various types of deposit categories.

     Information regarding the carrying values and fair values of TCF's investments and securities available for sale is set forth in Notes 4 and 5 of Notes to Consolidated Financial Statements on page 42 of TCF's 1999 Annual Report, incorporated herein by reference. Additional information regarding investments and securities available for sale is set forth in "Other Financial Data" on pages 63 through 67 of TCF's 1999 Annual Report, incorporated herein by reference.

                                SOURCES OF FUNDS

DEPOSITS

     Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, money market conditions and other factors. Higher-cost borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or net deposit outflows, or to support expanded activities.

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

     The composition of TCF's deposits has a significant impact on its cost of funds. TCF's marketing strategy emphasizes attracting deposits held in checking, regular savings and money market accounts. These accounts provide significant fee income and are a source of low-interest cost funds. Checking, savings and money market accounts comprised 56% of total deposits at December 31, 1999. In addition, there were approximately 1.6 million retail checking, savings and money market accounts at December 31, 1999, compared with approximately 1.4 million and 1.3 million such accounts at December 31, 1998 and 1997, respectively.

     Information concerning TCF's deposits is set forth in "Financial Review -- Financial Condition - Deposits" on pages 29 and 30 and in Note 10 of Notes to Consolidated Financial Statements on page 46 of TCF's 1999 Annual Report, incorporated herein by reference.

BORROWINGS

     The FHLB System functions as a central reserve bank providing credit for financial institutions through a regional bank located within a particular financial institution's assigned region. The TCF Banks are members of the FHLB System, and are required to own a minimum level of FHLB capital stock and are authorized to apply for advances on the security of such stock and certain of their loans and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. TCF's FHLB advances totaled $1.8 billion at December 31, 1999, down $44.4 million from the balance at December 31, 1998. FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rates and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB's assessment of the institution's creditworthiness.

     As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements ("reverse repurchase agreements") with the FHLMC or major investment bankers utilizing government securities or mortgage-backed securities as collateral. Reverse repurchase agreements totaled $1 billion at December 31, 1999, compared with $367.3 million at December 31, 1998. Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a reverse repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and it is TCF's policy to enter into reverse repurchase agreements only with institutions with a satisfactory credit history.

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

     Information concerning TCF's FHLB advances, reverse repurchase agreements and other borrowings is set forth in "Financial Review -- Financial Condition - Borrowings" on page 30 and in Note 11 of Notes to Consolidated Financial Statements on pages 47 through 49 of TCF's 1999 Annual Report, incorporated herein by reference.

                                OTHER INFORMATION

ACTIVITIES OF SUBSIDIARIES OF TCF FINANCIAL CORPORATION

     TCF's business operations include those conducted by direct and indirect subsidiaries of TCF Financial. During the year ended December 31, 1999, TCF's subsidiaries were principally engaged in the following activities:

     Mortgage Banking

     TCF Mortgage and Standard Financial Mortgage Corporation originate, purchase, sell and service residential mortgage loans.

     Leasing

     Winthrop and TCF Leasing provide a range of comprehensive lease finance products. Winthrop leases high-technology and other business-essential equipment to customers ranging from large corporations to small, growing businesses. TCF Leasing, TCF's newly formed leasing and equipment finance subsidiary, specializes in the leasing and financing of trucks and industrial equipment in key markets in various regions of the United States.

     Annuities and Investment Services

     TCF Financial Insurance Agency, Inc., is an insurance agency engaging in the sale of fixed-rate, single premium tax-deferred annuities. TCF Securities, Inc. engages in the sale of non-proprietary mutual fund products, and in the sale of variable-rate, single premium tax-deferred annuities.

     Insurance, Title Insurance and Appraisal Services

     Certain TCF subsidiaries provide various types of insurance, principally credit-related, marketed primarily to TCF's customers. North Star Title, Inc. ("North Star") is a title insurance agent for several title insurance underwriters, operating primarily in Minnesota, Illinois, Wisconsin and Michigan, providing title insurance, real estate abstracting, and closing services to affiliates and third parties. North Star Real Estate Services, Inc. ("North Star Real Estate") provides real estate appraisal services to its affiliates and to third parties. In the 1999 fourth quarter, TCF sold North Star and North Star Real Estate and recognized a gain of $5.5 million on the sale.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Additional information on SFAS No. 133 is set forth in "Financial Review -- Financial Condition - Recent Accounting Developments" on page 32 of TCF's 1999 Annual Report, incorporated herein by reference.

COMPETITION

     TCF National Bank Minnesota ("TCF Minnesota") is the third largest depository institution in Minnesota. The other TCF Banks compete with a number of larger depository institutions in their market areas. The TCF Banks experience significant competition in attracting and retaining deposits and in lending funds. TCF believes the primary factors in competing for deposits are the ability to offer attractive rates and products, convenient office locations and supporting data processing systems and services. Direct competition for deposits comes primarily from other commercial banks, credit unions and savings institutions. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. The primary factors in competing for loans are interest rates, loan origination fees and the range of services offered. TCF competes for the origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other leasing companies in the financing of high-technology and business-essential equipment. Expanded use of the Internet has increased the potential competition affecting TCF and its loan, lease and deposit products.

EMPLOYEES

     As of December 31, 1999, TCF had approximately 7,200 employees, including 2,400 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, accident insurance, short- and long-term disability coverage, a pension plan and a shared contribution stock ownership 401(k) plan.

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

RECENT DEVELOPMENTS

     - Financial Modernization Act

     On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "Act" or the "Gramm-Leach-Bliley Act"). The Act significantly changes the regulatory structure and oversight of the financial services industry and expands financial affiliation opportunities for bank holding companies. The Act permits "financial holding companies" to engage in a range of activities that are "financial in nature" or "incidental" thereto, such as banking, insurance, securities activities, and merchant banking. To qualify to engage in expanded financial activities, a financial holding company must make certain required regulatory filings, and subsidiary depository institutions must be well-capitalized, well-managed and rated "satisfactory" or better under the Community Reinvestment Act. The Act also permits national banks to engage in certain expanded financial activities through a financial subsidiary, provided the bank and its depository institution affiliates are deemed well-capitalized and well-managed and meet certain other regulatory requirements.

     The Act also reforms the regulatory framework of the financial services industry. Financial holding companies will be subject to primary supervision by the FRB. However, unless subsidiary activity adversely impacts the holding company, appropriate federal and state agencies will continue to have significant regulatory authority over the subsidiaries. The Act preempts state laws restricting the establishment of financial affiliations authorized or permitted under the Act, subject to certain limited exceptions, including an exception that allows state insurance regulators to impose certain requirements on financial institutions, so long as they are not substantially more adverse than those applying to other persons.

     The Act removes the current blanket exemption for banks from the broker-dealer registration requirements under the Securities Exchange Act of 1934, amends the Investment Company Act of 1940 with respect to bank common trust fund and mutual fund activities, and amends the Investment Advisors Act of 1940 to require registration of banks that act as investment advisers for mutual funds.

     The Act prohibits financial institutions from sharing non-public financial information on their customers to non- affiliated third parties unless the customer is provided the opportunity to opt-out or the customer consents. However, the Act allows a financial institution to disclose confidential information pursuant to a joint marketing agreement (after full disclosure to the customer), to perform services on behalf of the institution, to market the institution's own products, and to protect against fraud. The Act directs federal banking agencies to prescribe regulations within six months after the date of enactment designed to further clarify and enforce the privacy provisions.

     The provisions of the Act relating to financial holding companies became effective on or about March 15, 2000. Federal preemption provisions became effective on the date of enactment. The privacy provisions generally become effective in November 2000.

     - Other Developments

     In 1999, TCF sought and obtained regulatory approval to merge the charters of the TCF Banks located in Minnesota, Illinois, Wisconsin and Michigan. The Charter Merger is anticipated to be completed in the second quarter of 2000. The merger of the bank charters is not expected to significantly change the management approach or operations within these geographic states.

REGULATORY CAPITAL REQUIREMENTS

     TCF Financial and the TCF Banks are subject to both risk-based and leverage capital requirements of the FRB and the OCC, respectively. These requirements are described below. In addition, these regulatory agencies are required by law to take prompt action when institutions do not meet certain other minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defines five levels of capital condition, the highest of which is "well-capitalized," and requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or activity restrictions. Undercapitalized banks must also develop a capital restoration plan and the parent bank holding company is required to guarantee compliance with the plan. TCF Financial and the TCF Banks believe they would be considered "well-capitalized" under the FDICIA capital standards.

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

     TCF Financial is currently required to maintain (i) Tier 1 capital equal to at least four percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to eight percent of risk-weighted assets. The FRB also requires bank holding companies to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least three percent. Higher leverage ratio requirements (minimum additional capital of 100 to 200 basis points) are imposed for institutions that do not have the highest regulatory rating or that fail to meet certain other criteria. At December 31, 1999, TCF believes it met all these requirements. See
Note 14 of Notes to Consolidated Financial Statements on page 51 of TCF's 1999 Annual Report, incorporated herein by reference. The FRB has not advised TCF of any specific minimum Tier 1 leverage ratio applicable to it.

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

     The OCC also imposes on the TCF Banks regulatory capital requirements that are substantially similar to those imposed by the FRB, and TCF believes each of the TCF Banks complied with OCC regulatory capital requirements at December 31, 1999.

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

RESTRICTIONS ON DISTRIBUTIONS

     Dividends or other capital distributions from the TCF Banks to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial's other borrowings, or for its other cash needs. The TCF Banks' ability to pay dividends is heavily dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies. In general, the TCF Banks may not declare or pay a dividend to TCF Financial in excess of 100% of their net profits during a year combined with their retained net profits for the preceding two years without prior approval of the OCC. The TCF Banks' ability to make any capital distributions in the future may require regulatory approval and may be restricted by their regulatory authorities. The TCF Banks' ability to make any such distributions may also depend on their earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher than existing minimum capital requirements. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. In addition, tax considerations may limit the ability of the TCF Banks to make dividend payments in excess of their current and accumulated tax "earnings and profits" ("E&P"). Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates. See "Financial Review -- Financial Condition - Liquidity Management" on page 29 and Note 13 of Notes to Consolidated Financial Statements on pages 50 and 51 of TCF's 1999 Annual Report, incorporated herein by reference.

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

     A bank holding company must serve as a source of strength for its subsidiary banks, and TCF Financial may be required to make up certain capital deficiencies of the TCF Banks. The FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank. In addition, Section 55 of the National Bank Act may permit the OCC to order the pro rata assessment of shareholders of a national bank where the capital of the bank has become impaired. If a shareholder fails to pay such an assessment within three months, the OCC may order the sale of the shareholder's stock to cover a deficiency in the capital of a subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

     Under the Bank Holding Company Act ("BHCA"), a bank holding company must obtain FRB approval before acquiring more than 5% control, or substantially all of the assets, of another bank or bank holding company, or merging or consolidating with another bank holding company. The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, or conducting activities permitted by the FRB as being closely related and proper incidents to the business of banking. As discussed, the Act permits any bank holding company that qualifies as a financial holding company to engage in an expanded list of activities, subject to certain restrictions. See "--Recent Developments."

RESTRICTIONS ON CHANGE IN CONTROL

     Federal and state laws and regulations contain a number of provisions which impose restrictions on changes in control of financial institutions such as the TCF Banks, and which require regulatory approval prior to any such changes in control. The Restated Certificate of Incorporation of TCF Financial and a Shareholder Rights Plan adopted by TCF Financial in 1999, among other items, contain features which may inhibit a change in control of TCF Financial.

ACQUISITIONS AND INTERSTATE OPERATIONS

     Under federal law, interstate merger transactions may be approved by federal bank regulators without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "1994 Act") by adopting a law after the date of enactment of the 1994 Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches by banks are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions may also be subject to certain nationwide and statewide insured deposit maximum concentration levels.

INSURANCE OF ACCOUNTS; DEPOSITOR PREFERENCE

     The deposits of the TCF Banks are insured by the FDIC up to $100,000 per insured depositor. Substantially all of TCF's deposits are Savings Association Insurance Fund ("SAIF") insured, but TCF also has deposits insured by the Bank Insurance Fund ("BIF"). The FDIC has established a risk-based deposit insurance assessment under which deposit insurance assessments are based upon an institution's capital strength and supervisory condition, as determined by the institution's primary regulator. The annual insurance premiums on bank deposits insured by the BIF and SAIF may vary between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

     In addition to risk-based deposit insurance assessments, assessments may be imposed on deposits insured by either the BIF or the SAIF to pay for the cost of Financing Corporation ("FICO") funding. FICO assessment rates for 1999 ranged from $.0116 to $.0122 per $100 of deposits annually for BIF-assessable deposits and from $.0580 to $.0610 per $100 of deposits annually for SAIF-assessable deposits.

     An increase in deposit insurance rates could have a material adverse effect on TCF, depending on the amount and duration of the increase. In addition, the FDIC is authorized to terminate a depository institution's deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution's regulatory authorities. Any such termination of deposit insurance is likely to have a material adverse effect on TCF, the severity of which would depend on the amount of deposits affected by such a termination.

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

EXAMINATIONS AND REGULATORY SANCTIONS

     TCF is subject to periodic examination by the FRB, OCC and the FDIC. Bank regulatory authorities may impose on institutions found to be operating in an unsafe or unsound manner a number of restrictions or new requirements, including but not limited to growth limitations, dividend restrictions, individual increased regulatory capital requirements, increased loan and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution's directors, officers, employees, agents or independent contractors.

     Subsidiaries of TCF are also subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain insurance, mortgage banking and securities brokerage activities.

NATIONAL BANK INVESTMENT LIMITATIONS

     Permissible investments by national banks are limited by the National Bank Act, as amended, and by rules of the OCC. The OCC is in the process of finalizing regulations under the Gramm-Leach-Bliley Act which will permit banks to engage in expanded activities subject, in the case of certain non-traditional bank activities, to certain supervisory requirements, including a required regulatory capital deduction and application of transactions with affiliates limitations. See "--Recent Developments."

FUTURE LEGISLATIVE AND REGULATORY CHANGE; LITIGATION AND ENFORCEMENT ACTIVITY

     There are a number of respects in which future legislative or regulatory change, or changes in enforcement practices or court rulings, could adversely affect TCF, and it is generally not possible to predict when or if such changes may have an impact on TCF. Legislative proposals for tax reform have sought the elimination of certain tax benefits for single premium annuities which, if adopted, could impair TCF's ability to market annuity products. Recent legislation and administrative action has limited the role of private lenders in education loans and has adversely affected the profitablilty of student lending activity. TCF's non-interest income in future periods may be negatively impacted by pending state and federal legislative proposals which, if enacted, could limit loan, deposit or other fees and service charges. Among other proposals, state legislation has been proposed which could eliminate ATM surcharge fees imposed by TCF, and which could restrict the sharing of customer information among TCF-affiliated entities. These proposals could adversely affect TCF's revenues and product marketing strategies. Financial institutions have also increasingly been the subject of private class action lawsuits challenging escrow account practices, private mortgage insurance requirements, the use of loan brokers and other practices. Pending litigation against Visa and Mastercard, if successful, could have an adverse impact on the revenues of debit card issuers such as TCF.

     The Community Reinvestment Act ("CRA") and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. In recent periods, federal regulatory agencies, including the FRB and the Department of Justice ("DOJ"), have sought a more rigorous enforcement of the CRA and other fair lending laws and regulations. The DOJ is authorized to use the full range of its enforcement authority under the fair lending laws. The DOJ has authority to commence pattern or practice investigations of possible lending discrimination on its own initiative or through referrals from the federal financial institutions regulatory agencies, and to file lawsuits in federal court where there is reasonable cause to believe that such violations have occurred. The DOJ is also authorized to bring suit based on individual complaints filed with the Department of Housing and Urban Development where one of the parties to the complaint elects to have the case heard in federal court. A successful challenge to an institution's performance under the CRA and related laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. The ultimate effects of the foregoing or other possible legal and regulatory developments cannot be predicted but may have an adverse impact on TCF.

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

                                    TAXATION

FEDERAL TAXATION

Bad Debt Reserves

     TCF files consolidated federal income tax returns and is an accrual basis taxpayer. The TCF Banks are subject to federal income tax under the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Prior to 1996, savings institutions were subject to special bad debt reserve rules and certain other rules. During this period, a savings institution that held 60% or more of its assets in "qualifying assets" (as defined in the Code) was permitted to maintain reserves for bad debts and to make annual additions to such reserves that qualified as deductions from taxable income.

     Beginning in 1996, the favorable bad debt method described above was repealed, putting savings institutions on the same tax bad debt method as commercial banks. This legislation requires recapture of the amount of the tax bad debt reserves to the extent that they exceed the adjusted base year reserve (the "applicable excess reserves"). The applicable excess reserves are recaptured over a six-year period. This recapture period can be deferred for a period of up to two years to the extent that a certain residential lending test is met. TCF has previously provided taxes for the applicable excess reserves.

IRS Audit History

     The statute of limitations on TCF's consolidated federal tax return is closed through 1995, with the exception of certain filed refund claims.

     See "Financial Review -- Results of Operations - Income Taxes" on page 23,
Note 1 of Notes to Consolidated Financial Statements on pages 39 through 41 and
Note 12 of Notes to Consolidated Financial Statements on pages 49 and 50 of TCF's 1999 Annual Report, incorporated herein by reference, for additional information regarding TCF's income taxes.

STATE TAXATION

     TCF and/or its subsidiaries currently file tax returns in all 50 states and local tax returns in certain cities and other taxing jurisdictions. TCF's primary banking activities are in the states of Minnesota, Illinois, Wisconsin, Michigan and Colorado. The tax rates in those jurisdictions are 9.8%, 7.3%, 7.9%, 2.3% and 5%, respectively. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction.

ITEM 2.   PROPERTIES

OFFICES

     At December 31, 1999, TCF owned the buildings and land for 109 of its bank branch offices, owned the buildings but leased the land for 5 of its bank branch offices and leased the remaining 224 bank branch offices, all of which are well maintained. The properties related to the bank branch offices owned by TCF had a depreciated cost of approximately $59.7 million at December 31, 1999. At December 31, 1999, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $17.3 million. In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $12.6 million at December 31, 1999. See Note 9 of Notes to Consolidated Financial Statements on pages 45 and 46 of TCF's 1999 Annual Report, incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, TCF is a party to legal proceedings arising out of its general lending and operating activities. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan collection activities. From time to time, borrowers have also brought actions against TCF, in some cases claiming substantial amounts of damages. Some financial services companies have recently been subjected to significant exposure in connection with class actions and/or suits seeking punitive damages. Among other possible developments, adverse decisions in litigation dealing with ATM surcharge legislation, privacy concerns or pending litigation against Visa and Mastercard affecting debit card fees could have an adverse impact on TCF. Management, after review with its legal counsel, believes that the ultimate disposition of its litigation will not have a material effect on TCF's financial condition.

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

     The government has indicated that it will have a number of affirmative defenses against goodwill litigation filed against it. The TCF Minnesota and Great Lakes Michigan actions involve a variety of different types of transactions, contracts and contract provisions. There can be no assurance that the U.S. Supreme Court decision in WINSTAR or the Court of Federal Claims' recent decisions in GLENDALE, CALIFORNIA FEDERAL, LASALLE TALMAN and other cases will mean that a similar result would be obtained in the actions filed by TCF Minnesota and Great Lakes Michigan. There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or Great Lakes Michigan or, even if a determination favorable to TCF Minnesota or Great Lakes Michigan is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota's or Great Lakes Michigan's claim. Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota's or Great Lakes Michigan's cases, and investors should not anticipate any recovery.

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

                                                       Dividends
                              High             Low     Declared
                           ------------   ------------ ---------
1999:
         First Quarter     $27  1/4       $21  11/16   $.1625
         Second Quarter     30  11/16      25  1/8      .1875
         Third Quarter      29  3/8        26  5/8      .1875
         Fourth Quarter     30  9/16       23  3/4      .1875
1998:
         First Quarter     $35  1/8       $29  1/4     $.125
         Second Quarter     37  1/4        28  3/8      .1625
         Third Quarter      32  7/16       19  7/8      .1625
         Fourth Quarter     25  5/8        15  13/16    .1625

     As of March 17, 2000, there were approximately 10,800 record holders of TCF's common stock.

     The Board of Directors of TCF has not adopted a formal dividend policy. The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from the TCF Banks), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, the TCF Banks may not declare or pay a dividend to TCF in excess of 100% of their net profits for that year combined with their retained net profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of the TCF Banks to pay cash dividends or possible diminished earnings of the indirect subsidiaries of the Holding Company may limit the ability of the Holding Company to pay dividends in the future to holders of its common stock. See "REGULATION -- Regulatory Capital Requirements," "REGULATION -- Restrictions on Distributions" and Note 13 of Notes to Consolidated Financial Statements on pages 50 and 51 of TCF's 1999 Annual Report, incorporated herein by reference. Federal income tax rules may also limit dividend payments under certain circumstances. See "TAXATION," and Note 12 of Notes to Consolidated Financial Statements on pages 49 and 50 of TCF's 1999 Annual Report, incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

        The Other Financial Data on pages 63 through 67 of TCF's 1999 Annual Report, presenting selected financial data, is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and related notes appearing on pages 34 through 62 of TCF's 1999 Annual Report, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Financial Review on pages 17 through 33 of TCF's 1999 Annual Report, presenting management's discussion and analysis of TCF's financial condition and results of operations, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The quantitative and qualitative disclosures about market risk set forth on pages 30 through 32 of TCF's 1999 Annual Report are incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial Data set forth on pages 34 through 67 of TCF's 1999 Annual Report are incorporated herein by reference. See Index to Consolidated Financial Statements on page 20 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors and executive officers of TCF is set forth on pages 3 through 13 and pages 15 through 18 of TCF's definitive proxy statement dated March 30, 2000 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of directors and executive officers of TCF is set forth on page 7, pages 11 through 13 and pages 15 through 18 of TCF's definitive proxy statement dated March 30, 2000 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of TCF's common stock by TCF's directors, executive officers, and certain other shareholders is set forth on pages 8 and 9 of TCF's definitive proxy statement dated March 30, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and transactions between TCF and management is set forth on page 6 of TCF's definitive proxy statement dated March 30, 2000 and is incorporated herein by reference.

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

           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TCF FINANCIAL CORPORATION
                                           Registrant

                                           By   /s/ WILLIAM A. COOPER
                                             --------------------------
                                                   William A. Cooper
                                               Chairman of the Board and
                                                Chief Executive Officer

Dated:  March 24, 2000

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

               NAME                                                 TITLE                                    DATE
               ----                                                 -----                                    ----
/s/   WILLIAM A. COOPER                        Chairman of the Board, Chief Executive                 March 24, 2000
-----------------------                          Officer and Director
      William A. Cooper

/s/   THOMAS A. CUSICK                         Vice Chairman of the Board, Chief Operating            March 24, 2000
------------------------------                   Officer and Director
      Thomas A. Cusick

/s/   LYNN A. NAGORSKE                         President and Director                                 March 24, 2000
------------------------------
      Lynn A. Nagorske

/s/   NEIL W. BROWN                            Executive Vice President, Chief Financial              March 24, 2000
------------------------------                   Officer and Treasurer (Principal
      Neil W. Brown                              Financial Officer)

/s/   DAVID M. STAUTZ                          Senior Vice President and Controller                   March 24, 2000
------------------------------                   (Principal Accounting Officer)
      David M. Stautz

/s/   WILLIAM F. BIEBER                        Director                                               March 24, 2000
------------------------------
      William F. Bieber

/s/   RUDY  BOSCHWITZ                          Director                                               March 24, 2000
------------------------------
      Rudy Boschwitz

/s/   JOHN M. EGGEMEYER III                    Director                                               March 24, 2000
------------------------------
      John M. Eggemeyer III

/s/   ROBERT E. EVANS                          Director                                               March 24, 2000
------------------------------
      Robert E. Evans

/s/   LUELLA G. GOLDBERG                       Director                                               March 24, 2000
------------------------------
      Luella G. Goldberg

/s/   GEORGE G. JOHNSON                        Director                                               March 24, 2000
------------------------------
      George G. Johnson

/s/   DANIEL F. MAY                            Director                                               March 24, 2000
------------------------------
      Daniel F. May

/s/   THOMAS J. MCGOUGH                        Director                                               March 24, 2000
------------------------------
      Thomas J. McGough

/s/   GERALD A. SCHWALBACH                     Director                                               March 24, 2000
------------------------------
      Gerald A. Schwalbach

 /s/  RALPH STRANGIS                           Director                                               March 24, 2000
------------------------------
      Ralph Strangis

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following consolidated financial statements of TCF and its subsidiaries, included in TCF's 1999 Annual Report, are incorporated herein by reference in this report:

                                                                                             PAGE
                                                                                            IN 1999
      DESCRIPTION                                                                         ANNUAL REPORT
      -----------                                                                         -------------
      Independent Auditors' Report                                                             62

      Consolidated Statements of Financial Condition at
         December 31, 1999 and 1998                                                            34

      Consolidated Statements of Operations for each of
         the years in the three-year period ended
         December 31, 1999                                                                     35

      Consolidated Statements of Stockholders' Equity
         for each of the years in the three-year period
         ended December 31, 1999                                                               36

      Consolidated Statements of Cash Flows for each of
         the years in the three-year period ended
         December 31, 1999                                                                     38

      Notes to Consolidated Financial Statements                                               39

      Other Financial Data                                                                     63



                                INDEX TO EXHIBITS


EXHIBIT                                                                                                           PAGE
  NO.                                                     DESCRIPTION                                             NO.
  ---                                                     -----------                                             ---
3(a)     Restated Certificate of Incorporation of TCF Financial Corporation,  as amended and restated
         through  April 29,  1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

3(b)     Restated Bylaws of TCF Financial  Corporation,  as amended and restated  through October 25,
         1999.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

4(a)     Rights Agreement, dated as of May 12, 1999, between TCF Financial Corporation and BankBoston,
         N.A. [incorporated by reference to Exhibit 1 to TCF Financial Corporation's Registration
         Statement on Form 8-A, No. 001-10253 (filed May 24, 1999)]



EXHIBIT                                                                                                           PAGE
  NO.                                                     DESCRIPTION                                             NO.
  ---                                                     -----------                                             ---
4(b)     Indenture dated July 1, 1996 relating to 9.50% Senior Notes due 2003 between Winthrop
         Resources Corporation ("Winthrop") and Norwest Bank Minnesota, National Association, as
         Trustee [incorporated by reference to Exhibit 4.5 to Winthrop's  Registration Statement on
         Form S-2, File No. 333-04539 (filed May 24, 1996)]; as amended by First Supplemental
         Indenture dated as of June 20, 1997 by and among Winthrop, TCF Financial Corporation and
         Norwest Bank Minnesota, National Association, as Trustee [incorporated by reference to
         Exhibit 4(d) to TCF Financial Corporation's Amendment No. 1 to Registration Statement on
         Form S-4, File No. 333-25905 (filed May 21, 1997)]

4(c)     Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(a)    Stock Option and Incentive Plan of TCF Financial Corporation, as amended [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Registration Statement on
         Form S-4, No. 33-14203 (filed May 12, 1987)]; Second Amendment, Third Amendment and
         Fourth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial
         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987,
         No. 0-16431]; Fifth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to
         TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1989, No. 001-10253]; amendment dated January 21, 1991 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1990, No. 001-10253]; and as further amended by amendment dated January 28, 1992 and amendment dated March 23, 1992 (effective April 15,
         1992) [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1991, No. 001-10253]

10(b)    TCF Financial 1995 Incentive Stock Program, as amended October 1, 1995 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1995, No. 001-10253]; as amended October 22, 1996
         [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report
         on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; and as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(b) to TCF Financial
         Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No.
         001-10253]

10(c)    Amended and Restated TCF  Financial  Corporation  Executive  Deferred  Compensation  Plan as
         amended and restated  effective as of January 1, 2000. . . . . . . . . . . . . . . . . . . .

10(d)    Amended and Restated Trust Agreement for TCF Financial Corporation Executive Deferred
         Compensation Plan effective September 1, 1998; amendment adopted effective November 1,
         1998 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]

10(e)*   Employment Agreement of William A. Cooper, dated July 1, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1996, No. 001-10253]; as amended March 1, 1997 [incorporated by reference to Exhibit 10(e) to TCF Financial Corporation's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1996, No. 001-10253]

10(f)*   Change in Control Agreement of William A. Cooper, dated July 1, 1996 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1996, No. 001-10253]




EXHIBIT                                                                                                           PAGE
  NO.                                                     DESCRIPTION                                             NO.
  ---                                                     -----------                                             ---
10(g)*   Severance Agreement of Thomas A. Cusick, dated August 22, 1988 [incorporated by reference to Exhibit 19(c) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1988, No. 0-16431]; amendment thereto dated December 4, 1990
         [incorporated by reference to Exhibit 10(f) to TCF Financial Corporation's Annual Report
         on Form 10-K for the fiscal year ended December 31, 1990, No. 001-10253]; and amendment dated October 24, 1995 [incorporated by reference to Exhibit 10(f) to TCF Financial
         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995,
         No. 001-10253]

10(h)*   Severance Agreement of William E. Dove, dated August 22, 1988 [incorporated by reference to Exhibit 19(d) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1988, No. 0-16431]; amendment thereto dated December 4, 1990
         [incorporated by reference to Exhibit 10(g) to TCF Financial Corporation's Annual Report
         on Form 10-K for the fiscal year ended December 31, 1990, No. 001-10253]; and amendment thereto dated October 24, 1995 [incorporated by reference to Exhibit 10(g) to TCF Financial
         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No.
         001-10253]

10(i)*   Severance Agreement of Lynn A. Nagorske, dated August 22, 1988 [incorporated by reference to
         Exhibit 19(f) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431]; amendment thereto dated December 4, 1990
         [incorporated by reference to Exhibit 10(i) to TCF Financial Corporation's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1990, No. 001-10253]; and amendment thereto dated October 24, 1995 [incorporated by reference to Exhibit 10(i) to TCF Financial
         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No.
         001-10253]

10(j)*   Severance Agreement of Gregory J. Pulles, dated August 23, 1988 [incorporated by reference to
         Exhibit 19(g) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1988, No. 0-16431]; amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(j) to TCF Financial Corporation's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1990, No. 001-10253]; and amendment thereto dated October 24, 1995
         [incorporated by reference to Exhibit 10(j) to TCF Financial Corporation's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]

10(k)*   Severance Agreement of Barry N. Winslow, dated December 30, 1988 and amendment thereto dated
         December 4, 1990 [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 001-10253]; and
         amendment thereto dated October 24, 1995 [incorporated by reference to Exhibit 10(m) to TCF
         Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995,
         No. 001-10253]

10(l)    Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997
         [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended effective
         September 30, 1998 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; and
         as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(m) to TCF Financial
         Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999,
         No. 001-10253]




EXHIBIT                                                                                                           PAGE
  NO.                                                     DESCRIPTION                                             NO.
  ---                                                     -----------                                             ---
10(m)    Trust Agreement for TCF Financial Corporation Supplemental Employee Retirement Plan, dated
         August 21, 1991 [incorporated by reference to Exhibit 10.16 to TCF Financial Corporation's
         Registration Statement on Form S-2, filed November 15, 1991, No. 33-43988]; as amended on
         October 20, 1997 [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]

10(n)    TCF Financial  Corporation Senior Officer Deferred Compensation Plan as amended and restated
         effective  as of January 1, 2000.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10(o)    Amended and Restated Trust Agreement for TCF Financial Corporation Senior Officer Deferred
         Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998
         [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]

10(p)    Directors Stock Program [incorporated by reference to Program filed with registrant's definitive proxy statement dated March 22, 1996, No. 001-10253]; amendment adopted June 20,
         1998 [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]

10(q)    Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 16, 1994, No. 001-10253]; and 1995 Plan Acknowledgment
         [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report
         on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1996 Management
         Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial
         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No.
         001-10253]; 1997 Management Incentive Plan-Executive [incorporated by reference to Exhibit
         10(t) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, No. 001-10253]; and 1998 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1997, No. 001-10253]; and 1999 Management Incentive
         Plan-Executive [incorporated by reference to Exhibit 10(r) to TCF Financial Corporation's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]

10(r)    1996 Performance-Based Incentive Policy [incorporated by reference to Policy filed with registrant's definitive proxy statement dated March 22, 1996, No. 001-10253]; Incentive
         Compensation 1997 Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 17, 1997, No. 001-10253]; and 1999 Performance-Based Incentive
         Policy (approved by shareholders at the Annual Meeting on May 11, 1999) [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1998, No. 001-10253]

10(s)    Supplemental Pension Agreement with Robert E. Evans, dated July 9, 1991 [incorporated by reference to Exhibit 10.22 to TCF Financial Corporation's Registration Statement on Form S-4,
         No. 33-57290 (filed January 22, 1993)]

10(t)*   Employment Agreement of Robert J. Delonis, dated February 9, 1995 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, No. 001-10253];, as amended December 18, 1995 [incorporated by reference to Exhibit 10(w) to TCF Financial Corporation's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1995, No. 001-10253]; as amended January 23, 1998 [incorporated by reference to Exhibit 10(u) to TCF Financial Corporation's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1997, No. 001-10253]




EXHIBIT                                                                                                           PAGE
  NO.                                                     DESCRIPTION                                             NO.
  ---                                                     -----------                                             ---
10(u)    TCF Directors Deferred Compensation Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 15, 1995, No. 001-10253]; as amended October 22, 1996
         [incorporated by reference to Exhibit 10(x) to TCF Financial Corporation's Annual Report on Form 10-K
         for the year ended December 31, 1996, No. 001-10253]; amendment adopted effective September 30, 1998
         [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1998, No. 001-10253]; and as further amended on May 11, 1999
         [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1999, No. 001-10253]

10(v)    TCF Directors Retirement Plan dated October 24, 1995 [incorporated by reference to Exhibit 10(y) to
         TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995,
         No. 001-10253]

10(w)*   Employment Agreement of David Mackiewich dated September 5, 1997 [incorporated by reference to Exhibit
         10(y) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
         1997, No. 001-10253]; as amended on August 18, 1998 [incorporated by reference to Exhibit 10(y) to TCF
         Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998,
         No. 001-10253]; and as amended effective March 31, 1999. . . . . . . . . . . . . . . . . . . . . . . .

11       Computation of earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

13       TCF Financial Corporation 1999 Annual Report (portions  incorporated by reference) . . . . . . . . . .

21       Subsidiaries of TCF Financial Corporation (as of March 15, 2000) . . . . . . . . . . . . . . . . . . .

23       Consent  of  KPMG  LLP  dated  March 24,  2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .

27       Financial  Data  Schedules  . .  .  . . . . . . . . . . . . . . . . . . . . . .  (filed electronically)


*        Executive Contract
                                      24