Form 10-Q
period 2000-03-31
TCF FINANCIAL CORP
filed 2000-05-15
CIK 814184

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-10253

TCF FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1591444 (I.R.S. Employer Identification No.)

801 Marquette Avenue, Mail Code 100-01-A, Minneapolis, Minnesota 55402
(Address and Zip Code of principal executive offices)

Registrant's telephone number, including area code: (612) 661-6500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2000
Common Stock, $.01 par value	80,683,103 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX

			Pages
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Statements of Financial Condition at March 31, 2000 and December 31, 1999	3
		Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999	4
		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999	5
		Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 1999 and for the Three Months Ended March 31, 2000	6
		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2000 and 1999	10-22
		Supplementary Information	23-24
Part II.	Other Information
	Items 1-6		25-26
Signatures			27
Index to Exhibits			28

PART 1—FINANCIAL STATEMENTS
ITEM 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At March 31, 2000	At December 31, 1999
ASSETS
Cash and due from banks	$370,889	$429,262
Investments	155,265	148,154
Securities available for sale	1,470,532	1,521,661
Loans held for sale	212,070	198,928
Loans and leases:
Residential real estate	3,932,944	3,919,678
Consumer	2,096,088	2,058,584
Commercial real estate	1,142,097	1,073,472
Commercial business	368,275	351,353
Leasing and equipment finance	552,389	492,656

Total loans and leases	8,091,793	7,895,743
Allowance for loan and lease losses	(56,775)	(55,755)

Net loans and leases	8,035,018	7,839,988
Goodwill	156,554	158,468
Deposit base intangibles	12,693	13,262
Other assets	348,800	351,993

	$10,761,821	$10,661,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Checking	$2,084,774	$1,913,279
Passbook and statement	1,162,161	1,091,292
Money market	719,168	708,417
Certificates	2,857,145	2,871,847

Total deposits	6,823,248	6,584,835

Securities sold under repurchase agreements	759,119	1,010,000
Federal Home Loan Bank advances	1,933,686	1,759,787
Discounted lease rentals	170,053	178,369
Other borrowings	112,222	135,732

Total borrowings	2,975,080	3,083,888
Accrued interest payable	28,736	40,352
Accrued expenses and other liabilities	154,446	143,659

Total liabilities	9,981,510	9,852,734

Stockholders' equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,782,900 and 92,804,205 shares issued	928	928
Additional paid-in capital	502,590	500,797
Retained earnings, subject to certain restrictions	740,819	715,461
Unamortized deferred compensation	(35,808)	(14,887)
Loan to Executive Deferred Compensation Plan	(6,442)	(4,721)
Shares held in trust for deferred compensation plans, at cost	(57,274)	(46,066)
Accumulated other comprehensive income (loss)	(52,510)	(47,382)
Unearned ESOP shares	(1,197)	—
Treasury stock, at cost, 12,054,797 and 10,863,017 shares	(310,795)	(295,148)

Total stockholders' equity	780,311	808,982

	$10,761,821	$10,661,716

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

PART 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended March 31,
	2000	1999
Interest income:
Loans and leases	$165,256	$150,241
Securities available for sale	25,802	28,088
Loans held for sale	3,733	3,519
Investments	2,366	2,195

Total interest income	197,157	184,043

Interest expense:
Deposits	45,511	43,890
Borrowings	44,806	35,314

Total interest expense	90,317	79,204

Net interest income	106,840	104,839
Provision for credit losses	990	7,760

Net interest income after provision for credit losses	105,850	97,079

Non-interest income:
Fee and service charge revenues	38,851	33,841
Electronic funds transfer revenues	17,360	14,397
Leasing revenues	9,018	7,594
Commissions on sales of annuities	2,102	2,200
Commissions on sales of mutual funds	1,611	1,542
Gain on sale of loans held for sale	955	1,569
Other	3,056	2,776

	72,953	63,919

Gain on sale of securities available for sale	—	3,199
Gain on sale of loan servicing	—	2,333
Title insurance revenues	—	4,466

	—	9,998

Total non-interest income	72,953	73,917

Non-interest expense:
Compensation and employee benefits	58,419	58,053
Occupancy and equipment	18,905	18,109
Advertising and promotions	4,177	4,654
Amortization of goodwill and other intangibles	2,483	2,675
Other	28,606	24,834

Total non-interest expense	112,590	108,325

Income before income tax expense	66,213	62,671
Income tax expense	25,492	25,331

Net income	$40,721	$37,340

Net income per common share:
Basic	$.51	$.45

Diluted	$.51	$.44

Dividends declared per common share	$.1875	$.1625

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2000	1999
Cash flows from operating activities:
Net income	$40,721	$37,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,350	7,380
Amortization of goodwill and other intangibles	2,483	2,675
Provision for credit losses	990	7,760
Proceeds from sales of loans held for sale	84,843	150,226
Principal collected on loans held for sale	3,230	2,837
Originations and purchases of loans held for sale	(101,148)	(141,524)
Net (increase) decrease in other assets and liabilities, and accrued interest	(1,698)	18,413
Gains on sales of assets	—	(5,532)
Other, net	1,247	1,640

Total adjustments	(2,703)	43,875

Net cash provided by operating activities	38,018	81,215

Cash flows from investing activities:
Principal collected on loans and leases	467,237	631,095
Originations and purchases of loans	(586,962)	(833,590)
Purchases of equipment for lease financing	(102,242)	(42,617)
Net decrease in interest-bearing deposits with banks	14,988	80,018
Proceeds from sales of securities available for sale	—	159,137
Proceeds from maturities of and principal collected on securities available for sale	43,709	124,124
Purchases of securities available for sale	—	(322,240)
Net (increase) decrease in federal funds sold	(25,000)	41,000
Other, net	(606)	3,506

Net cash used by investing activities	(188,876)	(159,567)

Cash flows from financing activities:
Net increase (decrease) in deposits	238,413	(82,665)
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	(250,881)	129,117
Proceeds from borrowings	1,320,025	833,295
Payments on borrowings	(1,148,607)	(819,171)
Purchases of common stock to be held in treasury	(46,121)	(37,350)
Payments of dividends on common stock	(15,363)	(13,814)
Other, net	(4,981)	4,298

Net cash provided by financing activities	92,485	13,710

Net decrease in cash and due from banks	(58,373)	(64,642)
Cash and due from banks at beginning of period	429,262	420,477

Cash and due from banks at end of period	$370,889	$355,835

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$98,719	$73,752

Income taxes	$10,291	$4,914

Transfer of loans to other real estate owned and other assets	$3,535	$7,984

See accompanying notes to consolidated financial statements.
Annual financial statements are subject to audit.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Unamortized Deferred Compensation Plan	Loan to Executive Deferred Compensation Plans	Shares Held in Trust for Deferred Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Total
Balance, December 31, 1998	92,912,246	$929	$507,534	$610,177	$(24,217)	$(6,111)	$(45,740)	$7,591	$—	$(204,661)	$845,502
Net income	—	—	—	166,039	—	—	—	—	—	—	166,039
Unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(54,973)	—	—	(54,973)
Dividends on common stock	—	—	—	(60,755)	—	—	—	—	—	—	(60,755)
Purchase of 4,091,611 shares to be held in treasury	—	—	—	—	—	—	—	—	—	(106,106)	(106,106)
Issuance of 21,050 shares from treasury	—	—	(30)	—	(605)	—	—	—	—	575	(60)
Cancellation of shares	(108,041)	(1)	(2,569)	—	392	—	—	—	—	—	(2,178)
Amortization of deferred compensation	—	—	—	—	9,543	—	—	—	—	—	9,543
Exercise of stock options, 550,661 shares from treasury	—	—	(4,464)	—	—	—	—	—	—	15,044	10,580
Shares held in trust for deferred compensation plans	—	—	326	—	—	—	(326)	—	—	—	—
Loan payments	—	—	—	—	—	1,390	—	—	—	—	1,390

Balance, December 31, 1999	92,804,205	928	500,797	715,461	(14,887)	(4,721)	(46,066)	(47,382)	—	(295,148)	808,982
Net income	—	—	—	40,721	—	—	—	—	—	—	40,721
Unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(5,128)	—	—	(5,128)
Dividends on common stock	—	—	—	(15,363)	—	—	—	—	—	—	(15,363)
Purchase of 2,396,300 shares to be held in treasury	—	—	—	—	—	—	—	—	—	(48,351)	(48,351)
Issuance of 1,170,454 shares from treasury	—	—	(8,466)	—	(23,314)	—	—	—	—	31,780	—
Cancellation of shares	(21,305)	—	(523)	—	114	—	—	—	—	—	(409)
Amortization of deferred compensation	—	—	—	—	2,286	—	—	—	—	—	2,286
Issuance of stock options	—	—	7	—	(7)	—	—	—	—	—	—
Exercise of stock options, 34,066 shares from treasury	—	—	(444)	—	—	—	—	—	—	924	480
Shares held in trust for deferred compensation plans	—	—	11,208	—	—	—	(11,208)	—	—	—	—
Purchase of TCF stock to prefund the 401(k) plan, net	—	—	11	—	—	—	—	—	(1,197)	—	(1,186)
Loan to Executive Deferred Compensation Plan, net	—	—	—	—	—	(1,721)	—	—	—	—	(1,721)

Balance, March 31, 2000	92,782,900	$928	$502,590	$740,819	$(35,808)	$(6,442)	$(57,274)	$(52,510)	$(1,197)	$(310,795)	$780,311

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation ("TCF" or the "Company"), which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. For consolidated statements of cash flows purposes, cash and cash equivalents include cash and due from banks.

(2)  Accounting for Stock-Based Compensation

    Effective January 1, 2000, TCF adopted the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock-based transactions beginning in 2000. Under SFAS No. 123, the fair value of an option or similar equity instrument on the date of grant is amortized to expense over the vesting period of the grant. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. TCF applied the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for stock-based transactions through December 31, 1999.

    TCF believes that the fair value method of accounting more appropriately reflects the substance of the transaction between an entity that issues stock options, or other stock-based instruments, and its employees; that is, an entity has granted something of value to an employee generally in return for their continued employment and services. TCF believes that the value of the instrument granted to the employees should be recognized in the financial statements because nonrecognition implies that either the instruments have no value or that they are free to employees, neither of which is an accurate reflection of the substance of the transaction. The fair value based method is designated as the preferred method of accounting by SFAS No. 123.

    On a pro forma basis, adopting the recognition provisions of SFAS No. 123 as of the beginning of the periods presented in the accompanying consolidated financial statements would not have had a material effect on TCF's results of operations for the quarter ended March 31, 1999.

(3)  Unearned ESOP Shares

    During the first quarter of 2000, TCF contributed $1.5 million to the TCF Employees Stock Purchase Plan (the "Plan") in order to prefund a portion of TCF's employer match of employee contributions for 2000. The Plan used the proceeds to purchase 74,919 shares of TCF common stock which are held as unallocated shares until released to employee accounts as employer matching contributions. TCF anticipates that all shares will be allocated to employee accounts by the end of the year. The unallocated shares of TCF common stock held by the Plan at March 31, 2000 are reflected as a reduction of stockholders' equity as required by generally accepted accounting principles.

(4)  Comprehensive Income

    The following table summarizes the components of comprehensive income for the periods noted. Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on securities available for sale. Such unrealized gains or losses only pertain to a portion of TCF's balance sheet and do not reflect the increased economic value of TCF's demand deposit accounts.

	Three Months Ended March 31,
	2000	1999
	(In thousands)
Net income	$40,721	$37,340
Other comprehensive loss before tax:
Unrealized holding losses arising during the period on securities available for sale	(7,162)	(12,180)
Reclassification adjustment for gains included in net income	—	(3,199)

Other comprehensive loss, before tax	(7,162)	(15,379)
Income tax benefit	(2,034)	(5,926)

Total other comprehensive loss, net of tax	(5,128)	(9,453)

Comprehensive income	$35,593	$27,887

(5)  Earnings Per Common Share

    The weighted average number of common shares outstanding used to compute basic earnings per common share were 79,979,635 and 83,613,296 for the three months ended March 31, 2000 and 1999, respectively. The weighted average number of common and common equivalent shares outstanding used to compute diluted earnings per common share were 80,491,039 and 84,095,999 for the three months ended March 31, 2000 and 1999, respectively.

(6)  Segments

    TCF's wholly owned bank subsidiaries, TCF National Bank Minnesota ("TCF Minnesota"), TCF National Bank Illinois ("TCF Illinois"), TCF National Bank Wisconsin ("TCF Wisconsin") and TCF National Bank ("TCF Michigan") have been identified as reportable operating segments. The following table sets forth certain information about the reported profit or loss and assets for each of TCF's reportable segments, including reconciliations to TCF's consolidated totals. The results of TCF's parent bank holding company and TCF National Bank Colorado, a wholly owned bank subsidiary of TCF, comprise the "other" category in the table below.

At or For the Three Months Ended March 31, 2000	TCF Minnesota	TCF Illinois	TCF Wisconsin	TCF Michigan	Other	Eliminations	Consolidated
	(In thousands)
Revenues from External Customers:
Interest Income	$78,209	$58,101	$13,354	$46,331	$1,162	$—	$197,157
Non-Interest Income	35,648	23,091	4,592	8,377	1,245	—	72,953

Total	$113,857	$81,192	$17,946	$54,708	$2,407	$—	$270,110

Net Income (Loss)	$24,163	$7,486	$1,686	$8,198	$(975)	$163	$40,721

Total Assets	$4,069,873	$3,525,645	$719,159	$2,431,304	$116,025	$(100,185)	$10,761,821

At or For the Three Months Ended March 31, 1999
Revenues from External Customers:
Interest Income	$74,244	$53,288	$11,934	$43,842	$735	$—	$184,043
Non-Interest Income	43,030	18,828	4,120	7,097	842	—	73,917

Total	$117,274	$72,116	$16,054	$50,939	$1,577	$—	$257,960

Net Income (Loss)	$19,768	$6,974	$1,843	$9,347	$(749)	$157	$37,340

Total Assets	$3,733,436	$3,382,162	$681,079	$2,382,919	$95,771	$(74,623)	$10,200,744

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2.—Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

    TCF reported net income of $40.7 million for the first quarter of 2000, compared with $37.3 million for the same 1999 period. Diluted earnings per common share was 51 cents for the first quarter of 2000, compared with 44 cents for the first quarter of 1999. Return on average assets was 1.53% for the first quarter of 2000, compared with 1.48% for the same 1999 period. Return on average realized common equity was 19.24% for the first quarter of 2000, compared with 18.06% for the same 1999 period. Diluted cash earnings per common share, which excludes amortization and reduction of goodwill, net of income tax benefits, was 53 cents for the first quarter of 2000, compared with 47 cents for the same 1999 period. On the same basis, cash return on average assets was 1.60% for the first quarter of 2000, compared with 1.55% for the same 1999 period, and cash return on average realized equity was 20.12% for the first quarter of 2000, compared with 18.97% for the same 1999 period.

    TCF has significantly expanded its retail banking franchise in recent periods and had 346 retail banking branches at March 31, 2000. Since January 1, 1997, TCF has opened 168 new branches, of which 157 were supermarket branches. TCF continued to expand its supermarket franchise by opening nine new branches during the 2000 first quarter. TCF anticipates opening approximately 24 more new branches in the remainder of 2000, and additional branches in subsequent years, including approximately 25 Illinois Jewel-Osco supermarket branches per year in subsequent years until branches have been installed in certain existing and all newly constructed stores.

Net Interest Income

    Net interest income for the first quarter of 2000 was $106.8 million, compared with $104.8 million for the first quarter of 1999 and $106.1 million for the 1999 fourth quarter. The net interest margin for the first quarter of 2000 was 4.32%, compared with 4.52% for the same 1999 period and 4.38% for the fourth quarter of 1999. TCF's net interest income and net interest margin have been negatively impacted, as compared with the first quarter of last year, by $4.3 million or 8 basis points due to the discontinuation of TCF's high-margin indirect automobile lending operation. Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Achieving net interest margin growth is dependent on TCF's ability to generate higher-yielding assets and lower-cost retail deposits. If variable index rates (e.g., prime) were to decline, TCF may experience additional compression of its net interest margin depending on the timing and amount of any reductions, as it is possible that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as home equity loans. Competition for checking, savings and money market deposits, important sources of lower cost funds for TCF, is intense. TCF may also experience compression in its net interest margin if the rates paid on deposits increase or as a result of new pricing strategies and lower rates offered on loan products in order to respond to competitive conditions. See "Market Risk—Interest-Rate Risk" and "Financial Condition—Deposits."

    The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the first quarter of 2000 as compared with the same period last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2000 Versus Same Period in 1999
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Investments	$(10)	$181	$171

Securities available for sale	(2,286)	—	(2,286)

Loans held for sale	(300)	514	214

Loans and leases:
Residential real estate	2,678	573	3,251
Commercial real estate	5,507	107	5,614
Commercial business	1,117	715	1,832
Consumer direct	9,714	168	9,882
Consumer finance automobile	(7,911)	369	(7,542)
Leasing and equipment finance	3,170	(1,192)	1,978

Total loans and leases	14,275	740	15,015

Total interest income	11,679	1,435	13,114

Deposits:
Checking	61	59	120
Passbook and statement	(141)	—	(141)
Money market	(104)	162	58
Certificates	(241)	1,825	1,584

Total deposits	(425)	2,046	1,621

Borrowings:
Securities sold under repurchase agreements and federal funds purchased	6,146	1,148	7,294
FHLB advances	1,240	1,256	2,496
Discounted lease rentals	(199)	(9)	(208)
Other borrowings	(464)	374	(90)

Total borrowings	6,723	2,769	9,492

Total interest expense	6,298	4,815	11,113

Net interest income	$5,381	$(3,380)	$2,001

Provision for Credit Losses

    TCF provided $990,000 for credit losses in the first quarter of 2000, compared with $7.8 million for the same prior-year period. The decrease from the 1999 first quarter reflects the significant provisions recognized in the 1999 first quarter related to TCF's discontinued consumer finance automobile loan portfolio. Net loan and lease recoveries were $30,000 in the 2000 first quarter, compared with net loan and lease charge-offs of $9.3 million in the 1999 first quarter. At March 31, 2000, the allowance for loan and lease losses totaled $56.8 million, compared with $55.8 million at December 31, 1999. See "Financial Condition—Allowance for Loan and Lease Losses."

Non-Interest Income

    Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. Excluding gain on sale of securities available for sale, gain on sale of loan servicing, and title insurance revenues, non-interest income increased $9 million, or 14.1%, to $73 million for the first quarter of 2000, compared with $63.9 million for the same period in 1999. The increase was primarily due to increased fee and service charges, electronic funds transfer and leasing revenues, and reflects TCF's expanded retail banking and leasing operations and customer base. Title insurance revenues totaled $4.5 million for the first quarter of

1999. During the 1999 fourth quarter, TCF sold its title insurance and appraisal operations. Title insurance revenues are no longer recognized by TCF as the result of its sale of these operations.

    Fee and service charge revenues totaled $38.9 million for the first quarter of 2000, representing an increase of 14.8% from $33.8 million for the same 1999 period. This increase is primarily due to expanded retail banking activities.

    Electronic funds transfer revenues totaled $17.4 million for the first quarter of 2000, representing an increase of 20.6% from $14.4 million for the same 1999 period. Included in electronic funds transfer revenues are debit card interchange fees of $6 million and $3.5 million for the quarter ended March 31, 2000 and 1999, respectively. The significant increase in these fees reflects an increase in the distribution of debit cards, and a significant increase in their utilization by TCF's customers. TCF had 968,000 debit cards outstanding at March 31, 2000, compared with 814,000 debit cards outstanding at March 31, 1999. TCF's network of ATMs totaled 1,405 machines at March 31, 2000. Electronic funds transfer revenues in future periods may be negatively impacted by pending city and state legislative proposals which, if enacted and not judicially restrained, could limit ATM fees.

    Leasing revenues totaled $9 million for the first quarter of 2000, compared with $7.6 million for the same 1999 period. The year-to-year fluctuations in leasing revenues and the allocation between types of leasing revenues result primarily from the manner and timing in which leasing revenues are recognized over the term of each particular lease. The allocation of revenues is a function of the lease classification as determined in accordance with generally accepted accounting principles. In addition, the volume and type of new lease transactions and the resulting revenues may fluctuate from period to period based upon factors not within the control of TCF, such as economic conditions. TCF's ability to grow its lease portfolio is dependent upon its ability to place new equipment in service. In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service.

    Gains on sales of loans held for sale totaled $955,000 for the first quarter of 2000, a decrease of $614,000 from the $1.6 million recognized during the same period in 1999. Sales of securities available for sale produced a $3.2 million gain for the first quarter of 1999. No comparable gain was recorded for the first quarter of 2000. Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

    Gains on the sale of third-party loan servicing rights totaled $2.3 million during the first quarter of 1999. No similar activity was recognized during for the first three months of 2000. TCF periodically sells and purchases loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $2.9 billion at March 31, 2000, unchanged from December 31, 1999.

Non-Interest Expense

    Non-interest expense totaled $112.6 million for the first quarter of 2000, up 3.9% from $108.3 million for the same 1999 period. Compensation and employee benefits expense totaled $58.4 million for the 2000 first quarter, compared with $58.1 million for the comparable period in 1999. Occupancy and equipment expenses totaled $18.9 million for the first quarter of 2000, compared with $18.1 million for the same 1999 period. The increased expenses in 2000 are primarily due to the costs associated with expanded retail banking activities, partially offset by the discontinuation of the indirect automobile lending business and the sale of the title insurance and appraisal operations.

    Other non-interest expense totaled $28.6 million for the first quarter of 2000, reflecting an increase of 15.2% from $24.8 million for the same 1999 period. The increase in non-interest expense during the first three months of 2000 is primarily due to the costs associated with expanded retail banking activities, and includes an increase of $997,000 in deposit account losses over amounts recorded in the first three months of 1999. These increased losses reflect the growth in the number of checking accounts to 1,071,000 at March 31, 2000, up from 944,000 at March 31, 1999.

    As disclosed in Note 2 of Notes to Consolidated Financial Statements, effective January 1, 2000 TCF adopted SFAS No. 123 for stock-based compensation transactions beginning in 2000. During the first quarter of 2000, TCF granted 1,095,000 shares of restricted stock to certain executive officers. Fifty percent of the shares will vest after TCF achieves a 75 percent increase in annual earnings per share over 1999 earnings per share. The remaining shares will vest after TCF achieves a 100 percent increase over 1999 earnings per share. The shares will be forfeited if not earned based on performance by year-end 2007. The total grant-date fair value of these shares was $21.6 million. In accordance with SFAS No. 123, the value of the shares expected to be earned will be recognized as compensation expense ratably over the vesting period. TCF will periodically assess the performance estimates and adjust the related compensation expense in accordance with SFAS No. 123.

Year 2000

    TCF devoted significant resources to address the "Year 2000" computer issue, which results from the use of two digits rather than four by computer systems to define the applicable year and the need to make certain that such systems continue to properly process information as a result of the calendar change to the Year 2000. Failure of computer systems to properly recognize the Year 2000 could potentially result in the production of erroneous data, miscalculations of financial information such as interest, system failures, business disruption and other operational problems. TCF evaluated its data processing and other systems with imbedded technologies, such as ATMs, vaults and security systems, to determine whether they were Year 2000 compliant. TCF also developed contingency plans to mitigate potential delays or other problems. TCF's contingency plans include back-up solutions for mission-critical applications and business continuation plans for significant vendors and other business partners.

    Based on management's assessment of operations through April 30, 2000, TCF has not experienced any significant operating difficulties resulting from the change to the Year 2000, either directly or indirectly through significant vendors or customers. TCF will continue to monitor this issue and will modify its Year 2000 contingency plans as additional information becomes available.

Income Taxes

    TCF recorded income tax expense of $25.5 million for the first quarter of 2000, or 38.5% of income before income tax expense, compared with $25.3 million, or 40.4% of income before income tax expense, for the comparable 1999 period. The lower tax rates in 2000 reflect lower state taxes, and the impact of relatively lower non-deductible expenses in 2000.

MARKET RISK—INTEREST-RATE RISK

    TCF's results of operations are dependent to a large degree on its net interest income, which is the difference between interest income and interest expense, and the Company's ability to manage its interest-rate risk. Although TCF manages other risks, such as credit and liquidity risk, in the normal course of its business, the Company considers interest-rate risk to be its most significant market risk. TCF, like most financial institutions, has a material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable index interest rates (e.g., prime). Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities.

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

    TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and a general rise in interest rates. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. In addition, TCF's interest-rate risk will increase during periods of rising interest rates due to resulting slower prepayments on loans and mortgage-backed securities, and the increased likelihood that the Federal Home Loan Bank ("FHLB") will exercise its option to call certain of TCF's longer-term FHLB advances. See "Financial Condition—Borrowings." TCF's one-year adjusted interest-rate gap was a negative $777 million, or (7)% of total assets, at March 31, 2000, compared with a negative $1 billion, or (10)% of total assets, at December 31, 1999.

FINANCIAL CONDITION

Investments

    Total investments increased $7.1 million from year-end 1999 to $155.3 million at March 31, 2000. The increase is primarily due to an increase of $25 million in federal funds sold, partially offset by a decrease of $15 million in interest-bearing deposits with banks. The carrying values of investments, which approximate their fair values, consist of the following:

	At March 31, 2000	At December 31, 1999
	(In thousands)
Interest-bearing deposits with banks	$5,331	$20,319
Federal funds sold	25,000	—
Federal Home Loan Bank stock, at cost	101,661	104,611
Federal Reserve Bank stock, at cost	23,273	23,224

	$155,265	$148,154

Securities Available for Sale

    Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Securities available for sale decreased $51.1 million from year-end 1999 to $1.5 billion at March 31, 2000. The decrease reflects payment and prepayment activity. At March 31, 2000, TCF's securities available-for-sale portfolio included $1.4 billion and $105.1 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:

	At March 31, 2000		At December 31, 1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government and other marketable securities	$500	$500	$500	$500
Mortgage-backed securities:
FHLMC	903,168	851,837	928,034	880,869
FNMA	574,245	544,182	589,206	561,951
GNMA	25,791	25,734	26,850	26,855
Private issuer	48,744	47,684	51,796	50,862
Collateralized mortgage obligations	595	595	624	624

	$1,553,043	$1,470,532	$1,597,010	$1,521,661

Loans Held for Sale

    Loans held for sale are carried at the lower of cost or market. Education loans held for sale increased $18.9 million and residential real estate loans held for sale decreased $5.8 million from year-end 1999, and totaled $162.8 million and $49.3 million at March 31, 2000, respectively.

Loans and Leases

    The following table sets forth information about loans and leases held in TCF's portfolio, excluding loans held for sale:

	At March 31, 2000	At December 31, 1999
	(In thousands)
Residential real estate	$3,924,629	$3,911,184
Unearned premiums and deferred loan fees	8,315	8,494

	3,932,944	3,919,678

Consumer:
Home equity	2,019,379	1,974,924
Automobile	49,812	55,271
Loans secured by deposits	7,183	6,859
Other secured	10,275	11,148
Unsecured	25,473	26,634
Unearned discounts and deferred loan fees	(16,034)	(16,252)

	2,096,088	2,058,584

Commercial real estate:
Apartments	274,284	276,045
Other permanent	722,177	637,980
Construction and development	148,837	162,570
Unearned discounts and deferred loan fees	(3,201)	(3,123)

	1,142,097	1,073,472

Commercial business	367,766	350,816
Deferred loan costs	509	537

	368,275	351,353

Leasing and equipment finance:
Loans:
Equipment finance loans	75,884	43,647
Deferred loan costs	927	513

	76,811	44,160

Lease financings:
Direct financing leases	482,286	446,351
Sales-type leases	30,231	30,387
Lease residuals	23,584	24,384
Unearned income and deferred lease costs	(60,523)	(52,626)

	475,578	448,496

	552,389	492,656

	$8,091,793	$7,895,743

    Loans and leases increased $196.1 million from year-end 1999 to $8.1 billion at March 31, 2000, reflecting increases of $68.6 million in commercial real estate loans, $59.7 million in leasing and equipment finance, $37.5 million in consumer loans, $16.9 million in commercial business loans, and $13.3 million in residential real estate loans. Unearned discounts and deferred fees totaled $70 million at March 31, 2000 and $62.5 million at December 31, 1999.

    Consumer loans increased $37.5 million from year-end 1999 to $2.1 billion at March 31, 2000, reflecting an increase of $44.5 million in home equity loans, partially offset by a decrease of $5.5 million in automobile loans.

    TCF changed its home equity loan origination programs in early 1999. Under the new programs and in response to intensifying price competition, TCF implemented a tiered pricing structure for its home equity loans. TCF also experienced an increase in the loan-to-value ratios on new home equity loans originated beginning in 1999. Many of these loans are secured by a first lien on the home and include an advance to pay-off an existing first lien mortgage loan, and many have balances exceeding $100,000. These loans may carry a higher level of credit risk than loans with a lower loan-to-value ratio.

    The following table sets forth additional information about the loan-to-value ratios for TCF's home equity loan portfolio:

	At March 31, 2000		At December 31, 1999
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in thousands)
Loan-to-Value Ratios (1):
Over 100% (2)	$51,575	2.6%	$56,530	2.9%
Over 90% to 100%	428,764	21.2	398,871	20.2
Over 80 to 90%	593,328	29.4	570,567	28.9
80% or less	945,712	46.8	948,956	48.0

Total	$2,019,379	100.0%	$1,974,924	100.0%

(1)
Loan-to-value is based on the loan amount (current outstanding balance on closed-end loans and the total commitment on lines of credit) plus deferred loan origination costs net of fees and refundable insurance premiums, if any, plus the original amount of senior liens, if any. Property values represent the most recent appraised value or property tax assessment value known to TCF. In most cases, this value was obtained at the loan origination date and does not reflect subsequent appreciation or depreciation in property values, if any.

(2)
Amount reflects the outstanding loan balance. The portion of the loan balance in excess of 100% of the property value is substantially less.

    Commercial real estate loans increased $68.6 million from year-end 1999 to $1.1 billion at March 31, 2000. Commercial business loans increased $16.9 million in the first three months of 2000 to $368.3 million at March 31, 2000. TCF is seeking to expand its commercial business lending activity and its commercial real estate lending activity to borrowers located in its primary midwestern markets. At March 31, 2000, approximately 91% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. Included in commercial real estate loans at March 31, 2000 are $129.5 million of loans secured by hotel or motel properties, up from $112.7 million at December 31, 1999. At March 31, 2000 and December 31, 1999, there were no commercial real estate loans with terms that have been modified in troubled debt restructurings included in performing loans.

    At March 31, 2000, the recorded investment in loans that are considered to be impaired was $3.3 million for which the related allowance for credit losses was $966,000. All of the impaired loans were on non-accrual status. The average recorded investment in impaired loans during three months ended March 31, 2000 was $4.2 million.

    Leasing and equipment finance increased $59.7 million from year-end 1999 to $552.4 million at March 31, 2000, reflecting increases of $35.9 million in direct financing leases and $32.7 million in equipment finance loans. Total loan and lease originations for TCF's leasing business were $125.2 million for the first three months of 2000, compared with $65.2 million during the same 1999 period. At March 31, 2000, the backlog of approved transactions related to TCF's leasing business totaled $163.5 million, compared with $125.2 million at December 31, 1999.

    Loan and lease originations, including loans held for sale, for the first three months of 2000 and 1999 were as follows:

	Three Months Ended March 31,
	2000	1999
	(In thousands)
Consumer	$261,879	$372,954
Commercial	206,878	193,623
Leasing and equipment finance	125,218	65,221
Residential real estate	183,462	408,538

Total	$777,437	$1,040,336

Allowance for Loan and Lease Losses

    A summary of the activity of the allowance for loan and lease losses and selected statistics follows:

	Three Months Ended March 31,
	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$55,755	$80,013
Provision for credit losses	990	7,760
Charge-offs	(1,941)	(10,814)
Recoveries	1,971	1,557

Net (charge-offs) recoveries	30	(9,257)
Transfer to loans held for sale	—	(3,120)

Balance at end of period	$56,775	$75,396

Ratio of annualized net loan and lease charge-offs to average loans and leases outstanding	—%	.51%
Allowance for loan and lease losses as a percentage of total loans and leases at period end	.70%	1.03%

    Additional information on the allowance for loan and lease losses follows:

	At or For the Quarter Ended March 31, 2000				At or For the Year Ended December 31, 1999
	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio	Net Charge Offs (Recoveries)(1)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio	Net Charge Offs (Recoveries)
	(Dollars in thousands)
Commercial real estate	$12,901	$1,142,097	1.13%	(.06)%	$12,708	$1,073,472	1.18%	(.08)%
Commercial business	8,538	368,275	2.32	(.52)	8,256	351,353	2.35	(.08)
Consumer	9,799	2,096,088.47		.08	10,701	2,058,584.52		1.30
Leasing and equipment finance	4,949	552,389.90		.13	4,237	492,656.86		.39
Unallocated	17,643	—	.22	N.A.	16,839	—	.21	N.A.

Subtotal	53,830	4,158,849	1.29	—	52,741	3,976,065	1.33	.72
Residential real estate	2,945	3,932,944.07		—	3,014	3,919,678.08		—

Total	$56,775	$8,091,793.70		—	$55,755	$7,895,743.71		.35

(1)
Annualized.

N.A. Not applicable.

    TCF has experienced a decrease in the level of net loan charge-offs related to its consumer finance automobile portfolio, a large portion of which was sold or liquidated during 1999. As a result, the ratio of annualized net loan charge-offs to average loans outstanding for TCF's consumer portfolio were .08% and 1.83% for the three months ended March 31, 2000 and 1999, respectively. Included in the net loan and lease charge-offs for the first quarter of 2000 were $215,000 of net recoveries related to the consumer finance automobile loans, compared with net charge-offs of $7.8 million for the same period of 1999.

    On an ongoing basis, TCF's loan and lease portfolios are reviewed and analyzed as to credit risk, performance, collateral value and quality. The allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for probable loan and lease losses inherent in the portfolio. Management's judgment as to the adequacy of the allowance, including the allocated and unallocated elements, is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, the level of non-performing assets, historical net charge-off amounts, geographic location and prevailing economic conditions. The allowance for loan and lease losses is established for probable losses inherent in TCF's loan and lease portfolios as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Loans and leases are charged off to the extent they are deemed to be uncollectible.

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

Non-Performing Assets

    Non-performing assets (principally non-accrual loans and leases and other real estate owned) totaled $37.3 million at March 31, 2000, compared with $35.4 million at December 31, 1999. Included in non-accrual leasing and equipment finance at March 31, 2000 are $3.1 million of leases that have been funded on a non-recourse basis by third-party financial institutions. Approximately 72% of non-performing assets at March 31, 2000 consist of, or are secured by, residential real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest (150 days for loans secured by residential real estate, including residential real estate secured consumer loans) unless such loans and leases are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:

	At March 31, 2000	At December 31, 1999
	(Dollars in thousands)
Non-accrual loans and leases:
Consumer	$12,021	$12,178
Residential real estate	5,539	5,431
Commercial real estate	2,335	1,576
Commercial business	1,006	2,960
Leasing and equipment finance	5,017	1,929

	25,918	24,074
Other real estate owned and other assets	11,406	11,348

Total non-performing assets	$37,324	$35,422

Non-performing assets as a percentage of net loans and leases	.46%	.45%
Non-performing assets as a percentage of total assets	.35%	.33%

    TCF had $4.2 million of accruing loans and leases 90 days or more past due at March 31, 2000, compared with $5.8 million at December 31, 1999. The over 30-day delinquency rate on TCF's loans and leases (excluding loans held for sale and non-accrual loans and leases) was .35% of loans and leases outstanding at March 31, 2000, compared with .42% at year-end 1999. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

	At March 31, 2000		At December 31, 1999
	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
	(Dollars in thousands)
Consumer	$15,666.75%		$19,076.93%
Residential real estate		9,306.24		11,552.30
Commercial real estate		1,083.10		493.05
Commercial business		1,054.29		1,595.41
Leasing and equipment finance		1,310.24		386.09

Total		$28,419.35		$33,102.42

    In addition to the non-accrual loans and leases, there were commercial real estate and commercial business loans with an aggregate principal balance of $25.9 million outstanding at March 31, 2000 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $33 million of such loans at December 31, 1999. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management monitors the performance and classification of such loans and the financial condition of these borrowers.

Other Assets

    Other assets consist of the following:

	At March 31, 2000	At December 31, 1999
	(In thousands)
Premises and equipment	$176,020	$176,108
Accrued interest receivable	56,853	54,550
Mortgage servicing rights	22,471	22,614
Other real estate owned	11,087	10,912
Other	82,369	87,809

	$348,800	$351,993

Deposits

    Deposits totaled $6.8 billion at March 31, 2000, up $238.4 million from December 31, 1999. Lower interest-cost checking, savings and money market deposits totaled $4 billion, up $253.1 million from December 31, 1999, and comprised 58.1% of total deposits at March 31, 2000. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The average annual fee revenue per retail checking account for the first three months of 2000 was $164, compared with $168 for 1999. Higher interest-cost certificates of deposit decreased $14.7 million from December 31, 1999. The Company's weighted-average rate for deposits, including non-interest bearing deposits, was 2.72% at March 31, 2000, compared with 2.71% at December 31, 1999.

    As previously noted, TCF continued to expand its supermarket banking franchise by opening nine new branches during the 2000 first quarter. TCF now has 204 supermarket branches, up from 166 such branches a year ago. During the past year, the number of deposit accounts in TCF's supermarket branches increased 33% to 591,956 accounts and the balances increased 41.4% to $941.6 million. The average rate on these deposits increased from 1.95% at March 31, 1999 to 2.24% at March 31, 2000. Additional information regarding TCF's supermarket branches is as follows:

	At or For the Three Months Ended March 31,
			Increase (Decrease)	% Change
	2000	1999
	(Dollars in thousands)
Supermarket Banking Summary:
Number of branches	204	166	38	22.9%
Number of deposit accounts	591,956	445,024	146,932	33.0
Deposits:
Checking	$427,756	$289,673	$138,083	47.7
Passbook and statement	140,838	110,462	30,376	27.5
Money market	71,173	57,263	13,910	24.3
Certificates	301,836	208,529	93,307	44.7

Total deposits	$941,603	$665,927	$275,676	41.4

Average rate on deposits	2.24%	1.95%	.29%	14.9

Total fees and other revenues	$23,314	$17,457	$5,857	33.6

Consumer loans outstanding	$203,474	$129,846	$73,628	56.7

Borrowings

    Borrowings totaled $3 billion as of March 31, 2000, down $108.8 million from year-end 1999. The decrease was primarily due to decreases of $250.9 million in securities sold under repurchase agreements, $42.1 million in treasury, tax and loan notes, and $18.4 million in commercial paper, partially offset by increases of $173.9 million in FHLB advances and $37 million in TCF's bank line of credit. The outstanding balances of TCF's bank line of credit and commercial paper were $79 million and $3.9 million at March 31, 2000, respectively. In April 2000, TCF renewed its bank line of credit through April 27, 2001. Included in FHLB advances at March 31, 2000 are $1.2 billion of fixed-rate advances which are callable at par on certain anniversary dates and quarterly thereafter until maturity. If called, the FHLB will provide replacement funding at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions. Due to recent increases in interest rates, the market rates exceeded the contract rates for TCF's entire portfolio of callable FHLB advances at March 31, 2000. The weighted-average rate on borrowings increased to 6.05% at March 31, 2000, from 5.91% at December 31, 1999. At March 31, 2000, borrowings with a maturity of one year or less totaled $1.4 billion. In addition, included in FHLB advances at March 31, 2000 are $238 million of long-term FHLB advances that have call dates within one year.

Stockholders' Equity

    Stockholders' equity at March 31, 2000 was $780.3 million, or 7.3% of total assets, down from $809 million, or 7.6% of total assets, at December 31, 1999. The decrease in stockholders' equity is primarily due to the repurchase of 2,396,300 shares of TCF's common stock at a cost of $48.4 million and the payment of $15.4 million in dividends on common stock, partially offset by net income of $40.7 million for the first quarter. On April 19, 2000, TCF declared a quarterly dividend of 21.25 cents per common share, payable on May 31, 2000 to shareholders of record as of May 9, 2000.

    At March 31, 2000, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

Earnings Teleconference

    TCF hosts quarterly conference calls to discuss its financial results. Additional information regarding TCF's conference calls can be obtained from the investor relations section within TCF's web site at www.tcfbank.com or contact TCF's Corporate Communications Department at (952) 745-2760.

Recent Accounting Developments

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. A derivative may be designated as a hedge of an exposure to changes in the fair value of a recognized asset or liability, an exposure to variable cash flows of a forecasted transaction, or a foreign currency exposure. The accounting for gains and losses associated with changes in the fair value of a derivative and the impact on TCF's consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in offsetting changes in the fair value or cash flows of the underlying hedged item. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. TCF has not used derivatives to hedge exposures other than the use of forward contracts in its mortgage banking secondary marketing operations. The impact of SFAS No. 133 on the Company's financial position and results of operations is not expected to be material.

Legislative, Legal and Regulatory Developments

    During the fourth quarter of 1999, TCF received the approval of the Office of the Comptroller of the Currency to merge four of its existing bank charters into one national bank charter based in Minnesota. The merger of the bank charters located in Minnesota, Illinois, Wisconsin and Michigan was completed in April 2000. The merger of the bank charters is not expected to significantly change the management approach or operations within these geographic states.

Forward-Looking Information

    This report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements that deal with future results, plans or performance. In addition, TCF's management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF's future results may differ materially from historical performance and forward-looking statements about TCF's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan and lease products; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF's loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At March 31, 2000	At Dec. 31, 1999	At Sept. 30, 1999	At June 30, 1999	At March 31, 1999
	(Dollars in thousands, except per-share data)
SELECTED FINANCIAL CONDITION DATA:
Total assets	$10,761,821	$10,661,716	$10,342,248	$10,338,341	$10,200,744
Investments	155,265	148,154	127,701	194,781	158,222
Securities available for sale	1,470,532	1,521,661	1,599,438	1,701,063	1,569,406
Loans and leases	8,091,793	7,895,743	7,602,130	7,431,171	7,293,329
Deposits	6,823,248	6,584,835	6,633,738	6,648,283	6,632,481
Borrowings	2,975,080	3,083,888	2,721,200	2,734,652	2,579,789
Stockholders' equity	780,311	808,982	815,304	810,448	824,442
	Three Months Ended
	March 31, 2000	Dec. 31, 1999	Sept. 30, 1999	June 30, 1999	March 31, 1999
SELECTED OPERATIONS DATA:
Interest income	$197,157	$193,043	$188,656	$186,359	$184,043
Interest expense	90,317	86,931	82,116	79,637	79,204

Net interest income	106,840	106,112	106,540	106,722	104,839
Provision for credit losses	990	3,371	2,845	2,947	7,760

Net interest income after provision for credit losses	105,850	102,741	103,695	103,775	97,079

Non-interest income:
Gain (loss) on sales of securities available for sale	—	—	—	(5)	3,199
Gain on sales of loan servicing	—	—	—	743	2,333
Gain on sales of branches	—	3,349	6,429	2,382	—
Gain on sale of subsidiaries	—	5,522	—	—	—
Title insurance revenues	—	2,490	3,953	4,512	4,466
Other non-interest income	72,953	74,785	72,137	68,385	63,919

Total non-interest income	72,953	86,146	82,519	76,017	73,917

Non-interest expense:
Amortization of goodwill and other intangibles	2,483	2,665	2,676	2,673	2,675
Other non-interest expense	110,107	112,292	114,061	110,106	105,650

Total non-interest expense	112,590	114,957	116,737	112,779	108,325

Income before income tax expense	66,213	73,930	69,477	67,013	62,671
Income tax expense	25,492	28,980	26,717	26,024	25,331

Net income	$40,721	$44,950	$42,760	$40,989	$37,340

Per common share:
Basic earnings	$.51	$.55	$.52	$.50	$.45

Diluted earnings	$.51	$.55	$.52	$.49	$.44

Diluted cash earnings(1)	$.53	$.58	$.54	$.52	$.47

Dividends declared	$.1875	$.1875	$.1875	$.1875	$.1625

FINANCIAL RATIOS(2):
Return on average assets	1.53%	1.72%	1.66%	1.60%	1.48%
Cash return on average assets(1)	1.60	1.80	1.73	1.67	1.55
Return on average realized common equity	19.24	21.04	20.37	19.81	18.06
Return on average common equity	20.55	22.03	21.29	20.11	17.99
Cash return on average realized common equity(1)	20.12	22.14	21.27	20.73	18.97
Average total equity to average assets	7.44	7.78	7.79	7.95	8.22
Average realized tangible equity to average assets	6.35	6.50	6.44	6.33	6.39
Average tangible equity to average assets	5.84	6.13	6.08	6.21	6.42
Net interest margin(3)	4.32	4.38	4.46	4.52	4.52

(1)
Excludes amortization and reduction of goodwill, net of income tax benefit.

(2)
Annualized.

(3)
Net interest income divided by average interest-earning assets.

  TCF FINANCIAL CORPORATION AND SUBSIDIARIES
  Supplementary Information (Continued)

  Consolidated Average Balance Sheets, Interest and Dividends
  Earned or Paid, and Related Interest Yields and Rates

	Three Months Ended March 31,
	2000			1999
	Average Balance	Interest(1)	Interest Yields and Rates(2)	Average Balance	Interest(1)	Interest Yields and Rates(2)
	(Dollars in thousands)
Assets:
Investments	$138,388	$2,366	6.84%	$139,014	$2,195	6.32%

Securities available for sale(3)	1,566,447	25,802	6.59	1,704,601	28,088	6.59

Loans held for sale	197,533	3,733	7.56	214,960	3,519	6.55

Loans and leases:
Residential real estate	3,938,823	69,626	7.07	3,787,223	66,375	7.01
Commercial real estate	1,110,105	23,320	8.40	847,712	17,706	8.35
Commercial business	355,126	7,669	8.64	301,110	5,837	7.75
Consumer	2,071,155	51,174	9.88	1,895,160	48,834	10.31
Leasing and equipment finance	515,377	13,467	10.45	397,365	11,489	11.57

Total loans and leases(4)	7,990,586	165,256	8.27	7,228,570	150,241	8.31

Total interest-earning assets	9,892,954	197,157	7.97	9,287,145	184,043	7.93

Other assets(5)	757,761			821,224

Total assets	$10,650,715			$10,108,369

Liabilities and Stockholders' Equity:
Non-interest bearing deposits	$1,229,774			$1,122,114

Interest-bearing deposits:
Checking	730,299	1,118.61		692,948	998.58
Passbook and statement	1,056,986	2,934	1.11	1,113,043	3,075	1.11
Money market	707,214	4,761	2.69	723,058	4,703	2.60
Certificates	2,887,390	36,698	5.08	2,907,391	35,114	4.83

Total interest-bearing deposits	5,381,889	45,511	3.38	5,436,440	43,890	3.23

Total deposits	6,611,663	45,511	2.75	6,558,554	43,890	2.68

Borrowings:
Securities sold under repurchase agreements and federal funds purchased	883,776	12,944	5.86	454,028	5,650	4.98
FHLB advances	1,839,953	26,172	5.69	1,750,506	23,676	5.41
Discounted lease rentals	170,713	3,450	8.08	180,670	3,658	8.10
Other borrowings	122,890	2,240	7.29	150,390	2,330	6.20

Total borrowings	3,017,332	44,806	5.94	2,535,594	35,314	5.57

Total interest-bearing liabilities	8,399,221	90,317	4.30	7,972,034	79,204	3.97

Other liabilities(5)	228,949			183,786

Total liabilities	9,857,944			9,277,934
Stockholders' equity(5)	792,771			830,435

Total liabilities and stockholders' equity	$10,650,715			$10,108,369

Net interest income		$106,840			$104,839

Net interest-rate spread			3.67%			3.96%

Net interest margin			4.32%			4.52%

(1)
Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $46,000 and $42,000 was recognized during the three months ended March 31, 2000 and 1999, respectively.
(2)
Annualized.
(3)
Average balance and yield of securities available for sale is based upon the historical amortized cost.
(4)
Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5)
Average balance is based upon month-end balances.

PART II—OTHER INFORMATION

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

    In August 1995, TCF Michigan filed with the United States Court of Federal Claims a complaint seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. TCF Michigan's claim is based on the government's breach of contract in connection with TCF Michigan's acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which contracts allowed TCF Michigan to treat the "supervisory goodwill" created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment. The United States has not yet answered TCF Michigan's complaint. TCF Michigan's complaint involves approximately $87.3 million in supervisory goodwill.

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

    The Court of Federal Claims has also issued damages decisions in at least two other "supervisory goodwill" cases. While the Court awarded the plaintiffs in these cases damages for the government's breach of "supervisory goodwill" contracts, the Court rejected certain of the plaintiffs' claims for damages, and awarded the plaintiffs only a portion of the damages they sought. Both decisions are currently on appeal to the United States Court of Appeals for the Federal Circuit. As noted, the Court of Federal Claims has held or is soon to hold trials in several other "supervisory goodwill" cases, and it is expected that the Court will continue to issue additional decisions on both liability and damages issues.

    The government has indicated that it will have a number of affirmative defenses against goodwill litigation filed against it. The TCF Minnesota and TCF Michigan actions involve a variety of different types of transactions, contracts and contract provisions. There can be no assurance that the U.S. Supreme Court decision in Winstar or the Court of Federal Claims' recent decisions in Glendale, California Federal and other cases will mean that a similar result would be obtained in the actions filed by TCF Minnesota and TCF Michigan. There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or TCF Michigan or, even if a determination favorable to TCF Minnesota or TCF Michigan is made on the issue of the government's liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota's or TCF Michigan's claim. Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota's or TCF Michigan's cases, and investors should not anticipate any recovery.

Item 2. Changes in Securities.

    None.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    None.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

    See Index to Exhibits on page 28 of this report.

(b)
Reports on Form 8-K.

    A Current Report on Form 8-K, dated March 8, 2000, was filed in connection with TCF's announcement that its Board of Directors had authorized the repurchase of up to 5% of the Company's outstanding shares through open market or privately negotiated transactions.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION
/s/ NEIL W. BROWN Neil W. Brown, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ DAVID M. STAUTZ David M. Stautz, Senior Vice President and Controller (Principal Accounting Officer)

Dated: May 12, 2000

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS
FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page
4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.	N/A
10(l)
Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended effective September 30, 1998 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as amended on May 11, 1999 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; and as further amended on January 24, 2000
10(q)
Management Incentive Plan—Executive [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 16, 1994, No. 001-10253]; and 1995 Plan Acknowledgment [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1996 Management Incentive Plan—Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1997 Management Incentive Plan—Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; and 1998 Management Incentive Plan—Executive [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; 1999 Management Incentive Plan—Executive [incorporated by reference to Exhibit 10(r) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and 2000 Management Incentive Plan—Executive
11	Computation of Earnings Per Common Share
18	Letter from KPMG LLP regarding change in accounting principle
27	Financial Data Schedules	(filed electronically)

QuickLinks

PART 1—FINANCIAL STATEMENTS ITEM 1. Financial Statements
TCF FINANCIAL CORPORATION AND SUBSIDIARIES Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
TCF FINANCIAL CORPORATION AND SUBSIDIARIES INDEX TO EXHIBITS FOR FORM 10-Q