Form 10-Q
period 2000-06-30
TCF FINANCIAL CORP
filed 2000-08-11
CIK 814184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                  June 30, 2000

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                                ----------------

                                 Commission File
                                  No. 001-10253

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

         Class                                   Outstanding at
----------------------------                     July 31, 2000
Common Stock, $.01 par value                     80,300,236 shares

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.   Financial Information                                                                Pages
                                                                                               -----

         Item 1.  Financial Statements


             Consolidated Statements of Financial Condition
                 at June 30, 2000 and December 31, 1999...........................................3


             Consolidated Statements of Operations for the Three
                 and Six Months Ended June 30, 2000 and 1999......................................4


             Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 2000 and 1999..........................................5


             Consolidated Statements of Stockholders' Equity for
                 the Year Ended December 31, 1999 and for the Six
                 Months Ended June 30, 2000.......................................................6


             Notes to Consolidated Financial Statements...........................................7


         Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations for the Three
                        and Six Months Ended June 30, 2000 and 1999...........................11-25


             Supplementary Information........................................................26-27


Part II. Other Information


         Items 1-6............................................................................28-30


Signatures  31

Index to Exhibits................................................................................32

                          PART 1 - FINANCIAL STATEMENTS
                          ITEM 1. FINANCIAL STATEMENTS
                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                                                                     AT                             AT
                                                                                JUNE 30, 2000               DECEMBER 31, 1999
                                                                               ---------------               ---------------
                                     ASSETS
Cash and due from banks                                                        $       382,464               $       429,262
Investments                                                                            131,635                       148,154
Securities available for sale                                                        1,436,836                     1,521,661
Loans held for sale                                                                    259,085                       198,928
Loans and leases:
       Residential real estate                                                       3,866,659                     3,919,678
       Consumer                                                                      2,150,763                     2,058,584
       Commercial real estate                                                        1,191,999                     1,073,472
       Commercial business                                                             365,807                       351,353
       Leasing and equipment finance                                                   655,922                       492,656
                                                                               ---------------               ---------------
            Total loans and leases                                                   8,231,150                     7,895,743
            Allowance for loan and lease losses                                        (60,997)                      (55,755)
                                                                               ---------------               ---------------
                  Net loans and leases                                               8,170,153                     7,839,988
Goodwill                                                                               156,432                       158,468
Deposit base intangibles                                                                12,340                        13,262
Other assets                                                                           356,760                       351,993
                                                                               ---------------               ---------------
                                                                               $    10,905,705               $    10,661,716
                                                                               ===============               ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Checking                                                                $     2,068,761               $     1,913,279
       Passbook and statement                                                        1,128,863                     1,091,292
       Money market                                                                    745,096                       708,417
       Certificates                                                                  2,777,242                     2,871,847
                                                                               ---------------               ---------------
            Total deposits                                                           6,719,962                     6,584,835
                                                                               ---------------               ---------------
Securities sold under repurchase agreements and federal funds purchased                927,331                     1,010,000
Federal Home Loan Bank advances                                                      1,948,952                     1,759,787
Discounted lease rentals                                                               165,432                       178,369
Other borrowings                                                                       164,017                       135,732
                                                                               ---------------               ---------------
            Total borrowings                                                         3,205,732                     3,083,888
Accrued interest payable                                                                29,447                        40,352
Accrued expenses and other liabilities                                                 143,182                       143,659
                                                                               ---------------               ---------------
            Total liabilities                                                       10,098,323                     9,852,734
                                                                               ---------------               ---------------
Stockholders' equity:
       Preferred stock, par value $.01 per share, 30,000,000
            shares authorized; none issued and outstanding                                --                            --
       Common stock, par value $.01 per share, 280,000,000 shares
            authorized; 92,780,873 and 92,804,205 shares issued                            928                           928
       Additional paid-in capital                                                      505,476                       500,797
       Retained earnings, subject to certain restrictions                              770,541                       715,461
       Accumulated other comprehensive income (loss)                                   (46,891)                      (47,382)
       Treasury stock at cost, 12,501,737 and 10,863,017 shares, and other            (422,672)                     (360,822)
                                                                               ---------------               ---------------
                  Total stockholders' equity                                           807,382                       808,982
                                                                               ---------------               ---------------
                                                                               $    10,905,705               $    10,661,716
                                                                               ===============               ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
ANNUAL FINANCIAL STATEMENTS ARE SUBJECT TO AUDIT.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                       JUNE 30,                               JUNE 30,
                                                           --------------------------------        --------------------------------
                                                                2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
Interest income:
     Loans and leases                                      $    172,432        $    152,177        $    337,688        $    302,418
     Securities available for sale                               25,218              28,683              51,020              56,771
     Loans held for sale                                          4,362               3,273               8,095               6,792
     Investments                                                  2,395               2,226               4,761               4,421
                                                           ------------        ------------        ------------        ------------
        Total interest income                                   204,407             186,359             401,564             370,402
                                                           ------------        ------------        ------------        ------------
Interest expense:
     Deposits                                                    46,893              42,965              92,404              86,855
     Borrowings                                                  47,316              36,672              92,122              71,986
                                                           ------------        ------------        ------------        ------------
        Total interest expense                                   94,209              79,637             184,526             158,841
                                                           ------------        ------------        ------------        ------------
           Net interest income                                  110,198             106,722             217,038             211,561
Provision for credit losses                                       5,383               2,947               6,373              10,707
                                                           ------------        ------------        ------------        ------------
        Net interest income after provision for
           credit losses                                        104,815             103,775             210,665             200,854
                                                           ------------        ------------        ------------        ------------
Non-interest income:
     Fee and service charge revenues                             44,842              37,469              83,693              71,310
     Electronic funds transfer revenues                          19,914              16,890              37,274              31,287
     Leasing revenues                                            10,144               5,389              19,162              12,983
     Commissions on sales of annuities                            1,942               2,451               4,044               4,651
     Commissions on sales of mutual funds                         1,466               1,716               3,077               3,258
     Gain on sales of loans held for sale                           552               1,061               1,507               2,630
     Other                                                        3,578               3,409               6,634               6,185
                                                           ------------        ------------        ------------        ------------
                                                                 82,438              68,385             155,391             132,304
                                                           ------------        ------------        ------------        ------------
     Gain (loss) on sales of securities available for sale         --                    (5)               --                 3,194
     Gain on sales of loan servicing                               --                   743                --                 3,076
     Gain on sales of branches                                    3,866               2,382               3,866               2,382
     Title insurance revenues                                      --                 4,512                --                 8,978
                                                           ------------        ------------        ------------        ------------
                                                                  3,866               7,632               3,866              17,630
                                                           ------------        ------------        ------------        ------------
        Total non-interest income                                86,304              76,017             159,257             149,934
                                                           ------------        ------------        ------------        ------------
Non-interest expense:
     Compensation and employee benefits                          59,768              60,151             118,187             118,204
     Occupancy and equipment                                     18,772              18,131              37,677              36,240
     Advertising and promotions                                   4,958               4,730               9,135               9,384
     Amortization of goodwill and other intangibles               2,484               2,673               4,967               5,348
     Other                                                       29,263              27,094              57,869              51,928
                                                           ------------        ------------        ------------        ------------
        Total non-interest expense                              115,245             112,779             227,835             221,104
                                                           ------------        ------------        ------------        ------------
           Income before income tax expense                      75,874              67,013             142,087             129,684
Income tax expense                                               29,212              26,024              54,704              51,355
                                                           ------------        ------------        ------------        ------------
           Net income                                      $     46,662        $     40,989        $     87,383        $     78,329
                                                           ============        ============        ============        ============

Net income per common share:
     Basic                                                 $        .60        $        .50        $       1.10        $        .94
                                                           ============        ============        ============        ============
     Diluted                                               $        .59        $        .49        $       1.10        $        .94
                                                           ============        ============        ============        ============

Dividends declared per common share                        $      .2125        $      .1875        $        .40        $        .35
                                                           ============        ============        ============        ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
ANNUAL FINANCIAL STATEMENTS ARE SUBJECT TO AUDIT.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                         --------------------------------
                                                                                             2000               1999
                                                                                         ------------        ------------
Cash flows from operating activities:
      Net income                                                                         $     87,383        $     78,329
          Adjustments to reconcile net income to net cash
              provided by operating activities:
                   Depreciation and amortization                                               14,765              14,479
                   Amortization of goodwill and other intangibles                               4,967               5,348
                   Provision for credit losses                                                  6,373              10,707
                   Proceeds from sales of loans held for sale                                 185,474             299,562
                   Principal collected on loans held for sale                                   5,818               6,047
                   Originations and purchases of loans held for sale                         (251,374)           (245,907)
                   Net (increase) decrease in other assets and liabilities,
                       and accrued interest                                                   (17,591)             20,321
                   Gains on sales of assets                                                    (3,866)             (8,652)
                   Other, net                                                                   1,418               6,990
                                                                                         ------------        ------------

                   Total adjustments                                                          (54,016)            108,895
                                                                                         ------------        ------------

          Net cash provided by operating activities                                            33,367             187,224
                                                                                         ------------        ------------

Cash flows from investing activities:
      Principal collected on loans and leases                                               1,015,021           1,243,168
      Originations and purchases of loans                                                  (1,156,259)         (1,570,146)
      Purchases of equipment for lease financing                                             (243,715)            (90,999)
      Net decrease in interest-bearing deposits with banks                                     19,977              83,758
      Proceeds from sales of securities available for sale                                       --               288,718
      Proceeds from maturities of and principal collected on
          securities available for sale                                                        85,463             374,015
      Purchases of securities available for sale                                                 --              (738,079)
      Net decrease in federal funds sold                                                         --                 6,000
      Sales of deposits, net of cash paid                                                     (27,212)            (17,684)
      Other, net                                                                              (15,233)             (3,804)
                                                                                         ------------        ------------

          Net cash used by investing activities                                              (321,958)           (425,053)
                                                                                         ------------        ------------

Cash flows from financing activities:
      Net increase (decrease) in deposits                                                     166,134             (46,840)
      Net decrease in securities sold under repurchase
          agreements and federal funds purchased                                              (82,669)           (165,593)
      Proceeds from borrowings                                                              3,268,268           2,384,076
      Payments on borrowings                                                               (3,010,969)         (1,895,299)
      Purchases of common stock to be held in treasury                                        (59,993)            (59,967)
      Payments of dividends on common stock                                                   (32,303)            (29,573)
      Other, net                                                                               (6,675)             (1,879)
                                                                                         ------------        ------------

          Net cash provided by financing activities                                           241,793             184,925
                                                                                         ------------        ------------

Net decrease in cash and due from banks                                                       (46,798)            (52,904)
Cash and due from banks at beginning of period                                                429,262             420,477
                                                                                         ------------        ------------
Cash and due from banks at end of period                                                 $    382,464        $    367,573
                                                                                         ============        ============

Supplemental disclosures of cash flow information:
      Cash paid for:
          Interest on deposits and borrowings                                            $    188,693        $    151,325
                                                                                         ============        ============
          Income taxes                                                                   $     51,664        $     37,375
                                                                                         ============        ============
      Transfer of loans to other real estate owned
          and other assets                                                               $      6,387        $     19,610
                                                                                         ============        ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
ANNUAL FINANCIAL STATEMENTS ARE SUBJECT TO AUDIT.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                   Number of
                                     Common                         Additional
                                     Shares          Common          Paid-in          Retained
                                     Issued           Stock           Capital          Earnings
                                  -----------      -----------      -----------      -----------
Balance, December 31, 1998         92,912,246      $       929      $   507,534      $   610,177
Net income                               --               --               --            166,039
Unrealized loss on securities
  available for sale, net of tax
  and reclassification adjustment        --               --               --               --
Dividends on common stock                --               --               --            (60,755)
Purchase of 4,091,611 shares
  to be held in treasury                 --               --               --               --
Issuance of 21,050 shares
  from treasury                          --               --                (30)            --
Cancellation of shares               (108,041)              (1)          (2,569)            --
Amortization of deferred
  compensation                           --               --               --               --
Exercise of stock options,
  550,661 shares from treasury           --               --             (4,464)            --
Shares held in trust for
  deferred compensation plans            --               --                326             --
Loan payments by Executive
  Deferred Compensation Plan             --               --               --               --

                                  -----------      -----------      -----------      -----------
Balance, December 31, 1999         92,804,205              928          500,797          715,461
Net income                               --               --               --             87,383
Unrealized gain on securities
  available for sale, net of tax
  and reclassification adjustment        --               --               --               --
Dividends on common stock                --               --               --            (32,303)
Purchase of 2,861,300 shares
  to be held in treasury                 --               --               --               --
Issuance of 1,188,514 shares
  from treasury                          --               --             (8,510)            --
Cancellation of shares                (23,332)            --               (589)            --
Amortization of deferred
  compensation                           --               --               --               --
Issuance of stock options                --               --                  1             --
Exercise of stock options,
  34,066 shares from treasury            --               --               (439)            --
Shares held in trust for
  deferred compensation plans            --               --             14,071             --
Purchase of TCF stock to
  prefund the 401(k) Plan, net           --               --                145             --
Loan to Executive Deferred
  Compensation Plan, net
  of payments                            --               --               --               --
                                  -----------      -----------      -----------      -----------
Balance, June 30, 2000             92,780,873      $       928      $   505,476      $   770,541
                                  ===========      ===========      ===========      ===========
                                  Accumulated
                                     Other
                                 Comprehensive
                                    Income        Treasury Stock
                                     (Loss)          and Other          Total
                                 --------------   --------------     -----------
Balance, December 31, 1998         $     7,591      $  (280,729)     $   845,502
Net income                                --               --            166,039
Unrealized loss on securities
  available for sale, net of tax
  and reclassification adjustment      (54,973)            --            (54,973)
Dividends on common stock                 --               --            (60,755)
Purchase of 4,091,611 shares
  to be held in treasury                  --           (106,106)        (106,106)
Issuance of 21,050 shares
  from treasury                           --                (30)             (60)
Cancellation of shares                    --                392           (2,178)
Amortization of deferred
  compensation                            --              9,543            9,543
Exercise of stock options,
  550,661 shares from treasury            --             15,044           10,580
Shares held in trust for
  deferred compensation plans             --               (326)            --
Loan payments by Executive
  Deferred Compensation Plan              --              1,390            1,390
                                   -----------      -----------      -----------
Balance, December 31, 1999             (47,382)        (360,822)         808,982
Net income                                --               --             87,383
Unrealized gain on securities
  available for sale, net of tax
  and reclassification adjustment          491             --                491
Dividends on common stock                 --               --            (32,303)
Purchase of 2,861,300 shares
  to be held in treasury                  --            (59,993)         (59,993)
Issuance of 1,188,514 shares
  from treasury                           --              8,510             --
Cancellation of shares                    --                142             (447)
Amortization of deferred
  compensation                            --              4,591            4,591
Issuance of stock options                 --               --                  1
Exercise of stock options,
  34,066 shares from treasury             --                924              485
Shares held in trust for
  deferred compensation plans             --            (14,071)            --
Purchase of TCF stock to
  prefund the 401(k) Plan, net            --               (685)            (540)
Loan to Executive Deferred
  Compensation Plan, net
  of payments                             --             (1,268)          (1,268)
                                   -----------      -----------      -----------
Balance, June 30, 2000             $   (46,891)     $  (422,672)     $   807,382
                                   ===========      ===========      ===========

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

     TCF believes the fair value method of accounting more appropriately reflects the substance of the transaction between an entity that issues stock options, or other stock-based instruments, and its employees; that is, an entity has granted something of value to an employee generally in return for their continued employment and services. TCF believes the value of the instrument granted to the employees should be recognized in the financial statements because nonrecognition implies that either the instruments have no value or that they are free to employees, neither of which is an accurate reflection of the substance of the transaction. The fair value based method is designated as the preferred method of accounting by SFAS No. 123.

     On a pro forma basis, adopting the recognition provisions of SFAS No. 123 as of the beginning of the periods presented in the accompanying consolidated financial statements would not have had a material effect on TCF's results of operations for the three or six months ended June 30, 1999.

(3)  UNEARNED ESOP SHARES

     During the first quarter of 2000, TCF contributed $1.5 million to the TCF Employees Stock Purchase Plan (the "Plan") in order to prefund a portion of TCF's employer match of employee contributions for 2000. The Plan used the proceeds to purchase 74,919 shares of TCF common stock which are held as unallocated shares until released to employee accounts as employer matching contributions. TCF anticipates that all shares will be allocated to employee accounts by the end of the year. The unallocated shares of TCF common stock held by the Plan at June 30, 2000 are reflected as a reduction of stockholders' equity as required by generally accepted accounting principles, and are included in treasury stock and other in the consolidated statements of financial condition.

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

                                                           Three Months Ended        Six Months Ended
(In thousands)                                                  June 30,                  June 30,
                                                         ------------------------------------------------
                                                           2000         1999          2000         1999
                                                         --------     --------      --------     --------
Net income                                               $ 46,662     $ 40,989      $ 87,383     $ 78,329

Other comprehensive income (loss) before tax:
  Unrealized holding gains (losses) arising during the
    period on securities available for sale                 8,269      (38,952)        1,107      (51,132)

Reclassification adjustment for (gains) losses
  included in net income                                     --              5          --         (3,194)
                                                         --------     --------      --------     --------

  Other comprehensive income (loss), before tax             8,269      (38,947)        1,107      (54,326)

  Income tax expense (benefit)                              2,650      (14,692)          616      (20,618)
                                                         --------     --------      --------     --------

    Total other comprehensive income (loss), net of tax     5,619      (24,255)          491      (33,708)
                                                         --------     --------      --------     --------

Comprehensive income                                     $ 52,281     $ 16,734      $ 87,874     $ 44,621
                                                         ========     ========      ========     ========

(5)  EARNINGS PER COMMON SHARE

     The weighted average number of common shares outstanding used to compute basic earnings per common share were 78,340,026 and 82,615,789 for the three months ended June 30, 2000 and 1999, respectively, and 79,159,831 and 83,114,543 for the six months ended June 30, 2000 and 1999, respectively. The weighted average number of common and common equivalent shares outstanding used to compute diluted earnings per common share were 79,009,517 and 83,237,841 for the three months ended June 30, 2000 and 1999, respectively, and 79,750,279 and 83,666,921 for the six months ended June 30, 2000 and 1999, respectively.

(6)  SEGMENTS

     Prior to April 1, 2000, TCF's wholly owned bank subsidiaries located in Minnesota, Illinois, Wisconsin and Michigan had been identified as reportable segments. During the fourth quarter of 1999, TCF received the approval of the Office of the Comptroller of the Currency to merge these four bank charters into one national bank charter based in Minnesota. The merger of the bank charters was completed in April 2000 and segment reporting by individual bank is no longer available.

     With the bank charter merger, certain management responsibilities were realigned within the organization. Management reporting was revised to reflect this change in responsibilities. Following the bank charter merger, banking, leasing and equipment finance, and mortgage banking have been identified as reportable operating segments. Management of TCF's banking area, which includes commercial lending, consumer lending, residential lending, treasury services and retail branches, is organized by state. These separate state operations have been aggregated for purposes of segment disclosures.

     The following table sets forth certain information about the reported profit or loss and assets for each of TCF's reportable segments, including reconciliations to TCF's consolidated totals. The results of TCF's parent bank holding company and other administrative areas comprise the "other" category in the table below. Prior period data has been restated to reflect the change in composition of TCF's operating segments.

                                                      Leasing and                                   Eliminations
                                                       Equipment        Mortgage                          and
(In thousands)                          Banking         Finance         Banking          Other     Reclassifications   Consolidated
                                      -----------     -----------     -----------     -----------  -----------------   ------------
At or For the Three Months Ended
          June 30, 2000
-----------------------------------

Revenues from External Customers:
 Interest Income                      $   188,191     $    15,954     $     1,324     $       119      $   (1,181)     $   204,407
 Non-Interest Income                       72,561          10,146           3,582              15              --           86,304
                                      -----------     -----------     -----------     -----------      ----------      -----------
  Total                               $   260,752     $    26,100     $     4,906     $       134      $   (1,181)     $   290,711
                                      ===========     ===========     ===========     ===========      ==========      ===========

Net Income (Loss)                     $    42,777     $     5,628     $       221     $    (1,964)     $       --      $    46,662
                                      ===========     ===========     ===========     ===========      ==========      ===========

Total Assets                          $10,569,767     $   667,881     $   143,578     $    47,018      $ (522,539)     $10,905,705
                                      ===========     ===========     ===========     ===========      ==========      ===========

At or For the Three Months Ended
          June 30, 1999
-----------------------------------

Revenues from External Customers:
 Interest Income                      $   174,033     $    11,198     $     1,016     $       112      $     --        $   186,359
 Non-Interest Income                       65,391           5,386           5,224              16            --             76,017
                                      -----------     -----------     -----------     -----------      ----------      -----------
  Total                               $   239,424     $    16,584     $     6,240     $       128      $     --        $   262,376
                                      ===========     ===========     ===========     ===========      ==========      ===========

Net Income (Loss)                     $    37,225     $     3,742     $       755     $      (733)     $      --       $    40,989
                                      ===========     ===========     ===========     ===========      ==========      ===========

Total Assets                          $ 9,962,308     $   416,806     $   137,340     $    57,314      $ (235,427)     $10,338,341
                                      ===========     ===========     ===========     ===========      ==========      ===========

                                                   Leasing and                                Eliminations
                                                     Equipment      Mortgage                       and
(In thousands)                         Banking        Finance       Banking        Other     Reclassifications  Consolidated
                                   ---------------- ------------- ------------- ------------ ----------------  ---------------
At or For the Six Months Ended
          June 30, 2000
-----------------------------------

Revenues from External Customers:
 Interest Income                  $    372,069   $     29,421   $      2,081   $        206   $     (2,213)  $    401,564
 Non-Interest Income                   133,110         19,164          6,950             33             --        159,257
                                  ------------   ------------   ------------   ------------   ------------   ------------
  Total                           $    505,179   $     48,585   $      9,031   $        239   $     (2,213)  $    560,821
                                  ============   ============   ============   ============   ============   ============

Net Income (Loss)                 $     79,578   $     10,343   $        (23)  $     (2,515)  $         --   $     87,383
                                  ============   ============   ============   ============   ============   ============

Total Assets                      $ 10,569,767   $    667,881   $    143,578   $     47,018   $   (522,539)  $ 10,905,705
                                  ============   ============   ============   ============   ============   ============

At or For the Six Months Ended
          June 30, 1999
-----------------------------------

Revenues from External Customers:
 Interest Income                  $    345,181   $     22,687   $      2,312   $        222   $        --    $    370,402
 Non-Interest Income                   123,795         12,976         13,184            (21)           --         149,934
                                  ------------   ------------   ------------   ------------   ------------   ------------
  Total                           $    468,976   $     35,663   $     15,496   $        201   $        --    $    520,336
                                  ============   ============   ============   ============   ============   ============

Net Income (Loss)                 $     68,436   $      8,604   $      3,009   $     (1,720)  $        --    $     78,329
                                  ============   ============   ============   ============   ============   ============

Total Assets                      $  9,962,308   $    416,806   $    137,340   $     57,314   $   (235,427)  $ 10,338,341
                                  ============   ============   ============   ============   ============   ============

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

           Item 2. - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

TCF reported net income of $46.7 million and $87.4 million for the second quarter and first six months of 2000, respectively, compared with $41 million and $78.3 million for the same 1999 periods. Diluted earnings per common share were 59 cents and $1.10 for the second quarter and first six months of 2000, respectively, compared with 49 cents and 94 cents for the same 1999 periods. Return on average assets was 1.73% and 1.63% for the second quarter and first six months of 2000, respectively, compared with 1.60% and 1.54% for the same 1999 periods. Return on average realized common equity was 22.19% and 20.67% for the second quarter and first six months of 2000, respectively, compared with 19.81% and 18.93% for the same 1999 periods. Diluted cash earnings per common share, which excludes amortization and reduction of goodwill, net of income tax benefit, was 61 cents and $1.14 for the second quarter and first six months of 2000, respectively, compared with 52 cents and 98 cents for the same 1999 periods. On the same basis, cash return on average assets was 1.80% and 1.70% for the second quarter and first six months of 2000, respectively, compared with 1.67% and 1.61% for the same 1999 periods, and cash return on average realized equity was 23.09% and 21.56% for the second quarter and first six months of 2000, compared with 20.73% and 19.85% for the same 1999 periods.

TCF has significantly expanded its retail banking franchise in recent periods and had 347 retail banking branches at June 30, 2000. Since April 1, 1997, TCF has opened 174 new branches, of which 162 were supermarket branches. TCF continued to expand its supermarket franchise by opening five new branches during the 2000 second quarter. TCF anticipates opening approximately 17 more new branches in the remainder of 2000.

NET INTEREST INCOME

Net interest income for the second quarter of 2000 was $110.2 million, compared with $106.7 million for the second quarter of 1999 and $106.8 million for the 2000 first quarter. The net interest margin for the second quarter of 2000 was 4.38%, compared with 4.52% for the same 1999 period and 4.32% for the first quarter of 2000. Net interest income for the first six months of 2000 was $217 million, compared with $211.6 million for the same 1999 period. The net interest margin for the first six months of 2000 was 4.35%, compared with 4.52% for the same period of 1999. Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Achieving net interest margin growth is dependent on TCF's ability to generate higher-yielding assets and lower interest-cost retail deposits. If variable index rates (e.g., prime) were to decline, TCF may experience compression of its net interest margin depending on the timing and amount of any reductions, as it is possible that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as home equity loans. Competition for checking, savings and money market deposits, important sources of lower cost funds for TCF, is intense. TCF may also experience compression in its net interest margin if the rates paid on deposits increase or as a result of new pricing strategies and lower rates offered on loan products in order to respond to competitive conditions. See "Market Risk - Interest-Rate Risk" and "Financial Condition - Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the second quarter and first six months of 2000 as compared with the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                          Three Months Ended                          Six Months Ended
                                                             June 30, 2000                              June 30, 2000
                                                       Versus Same Period in 1999                 Versus Same Period in 1999
                                            ---------------------------------------------------------------------------------------
                                                       Increase (Decrease) Due to                 Increase (Decrease) Due to
                                            ---------------------------------------------------------------------------------------
(In thousands)                                 Volume           Rate          Total         Volume           Rate          Total
                                            ------------   ------------   ------------   ------------   ------------   ------------
Investments                                 $         11   $        158   $        169   $          1   $        339   $        340
                                            ------------   ------------   ------------   ------------   ------------   ------------
Securities available for sale                     (3,725)           260         (3,465)        (6,008)           257         (5,751)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Loans held for sale                                  458            631          1,089            144          1,159          1,303
                                            ------------   ------------   ------------   ------------   ------------   ------------
Loans and leases:
   Residential real estate                         2,416          1,061          3,477          5,022          1,703          6,725
   Commercial real estate                          5,949            432          6,381         11,467            529         11,996
   Commercial business                               512          1,136          1,648          1,632          1,849          3,481
   Consumer direct                                 7,734          1,867          9,601         17,362          2,122         19,484
   Consumer finance automobile                    (5,470)          (138)        (5,608)       (13,391)           241        (13,150)
   Leasing and equipment finance                   5,343           (587)         4,756          8,474         (1,740)         6,734
                                            ------------   ------------   ------------   ------------   ------------   ------------
       Total loans and leases                     16,484          3,771         20,255         30,566          4,704         35,270
                                            ------------   ------------   ------------   ------------   ------------   ------------
           Total interest income                  13,228          4,820         18,048         24,703          6,459         31,162
                                            ------------   ------------   ------------   ------------   ------------   ------------
Deposits:
   Checking                                           44           --               44             97             70            167
   Passbook and statement                           (197)          --             (197)          (338)          --             (338)
   Money market                                      (30)           929            899           (136)         1,095            959
   Certificates                                     (837)         4,019          3,182         (1,081)         5,842          4,761
                                            ------------   ------------   ------------   ------------   ------------   ------------
       Total deposits                             (1,020)         4,948          3,928         (1,458)         7,007          5,549
                                            ------------   ------------   ------------   ------------   ------------   ------------
Borrowings:
   Securities sold under repurchase
     agreements and federal funds
     purchased                                     6,189          1,461          7,650         12,347          2,598         14,945
   FHLB advances                                     709          1,428          2,137          1,944          2,690          4,634
   Discounted lease rentals                         (182)           237             55           (380)           227           (153)
   Other borrowings                                  234            568            802           (193)           903            710
                                            ------------   ------------   ------------   ------------   ------------   ------------
       Total borrowings                            6,950          3,694         10,644         13,718          6,418         20,136
                                            ------------   ------------   ------------   ------------   ------------   ------------
           Total interest expense                  5,930          8,642         14,572         12,260         13,425         25,685
                                            ------------   ------------   ------------   ------------   ------------   ------------
Net interest income                         $      7,298   $     (3,822)  $      3,476   $     12,443   $     (6,966)  $      5,477
                                            ============   ============   ============   ============   ============   ============

PROVISION FOR CREDIT LOSSES

TCF provided $5.4 million for credit losses in the second quarter of 2000, compared with $2.9 million for the same prior-year period. TCF provided $6.4 million for credit losses for the first six months of 2000, compared with $10.7 million for the same period in 1999. Net loan and lease charge-offs were $1.2 million and $1.1 million during the second quarter and first six months of 2000, respectively, compared with $6.8 million and $16 million during the same 1999 periods. The decrease in provisions and net loan and lease charge-offs from 1999 reflect the significant provisions and charge-offs recognized in 1999 related to TCF's discontinued consumer finance automobile loan portfolio. At June 30, 2000, the allowance for loan and lease losses totaled $61 million, compared with $55.8 million at December 31, 1999. See "Financial Condition - Allowance for Loan and Lease Losses."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. Excluding gain (loss) on sale of securities available for sale, gain on sale of loan servicing, gain on sale of branches and title insurance revenues, non-interest income increased $14.1 million, or

20.5%, to $82.4 million for the second quarter of 2000, compared with $68.4 million for the same period in 1999. On the same basis, non-interest income increased $23.1 million, or 17.4%, to $155.4 million for the first six months of 2000, compared with $132.3 million for the same period in 1999. The increases were primarily due to increased fee and service charge, electronic funds transfer and leasing revenues, and reflect TCF's expanded retail banking and leasing operations and customer base. Title insurance revenues totaled $4.5 million and $9 million for the second quarter and first six months of 1999. During the fourth quarter of 1999, TCF sold its title insurance and appraisal operations. Title insurance revenues are no longer recognized by TCF as the result of the sale of these operations.

Fee and service charge revenues totaled $44.8 million and $83.7 million for the second quarter and first six months of 2000, respectively, representing increases of 19.7% and 17.4% from $37.5 million and $71.3 million for the same 1999 periods. These increases were primarily due to expanded retail banking activities.

Electronic funds transfer revenues totaled $19.9 million and $37.3 million for the second quarter and first six months of 2000, respectively, representing increases of 17.9% and 19.1% from $16.9 million and $31.3 million for the same 1999 periods. Included in electronic funds transfer revenues are debit card interchange fees of $7.1 million and $4.9 million for the quarter ended June 30, 2000 and 1999, respectively. The significant increase in these fees reflects an increase in the distribution of debit cards, and a significant increase in their utilization by TCF's customers. TCF had 1 million debit cards outstanding at June 30, 2000, compared with 863,000 debit cards outstanding at June 30, 1999. TCF's network of automated teller machines ("ATMs") totaled 1,381 machines at June 30, 2000.

Leasing revenues totaled $10.1 million and $19.2 million for the second quarter and first six months of 2000, respectively, compared with $5.4 million and $13 million for the same 1999 periods. The year-to-year fluctuations in leasing revenues and the allocation between types of leasing revenues result primarily from the manner and timing in which leasing revenues are recognized over the term of each particular lease. The allocation of revenues is a function of the lease classification as determined in accordance with generally accepted accounting principles. In addition, the volume and type of new lease transactions and the resulting revenues may fluctuate from period to period based upon factors not within the control of TCF, such as economic conditions. TCF's ability to grow its lease portfolio is dependent upon its ability to place new equipment in service. In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service.

Gains on sales of loans held for sale totaled $552,000 and $1.5 million for the second quarter and first six months of 2000, respectively, a decrease of $509,000 and $1.1 million from the amounts recognized during the same periods in 1999. Sales of securities available for sale produced a $3.2 million gain for the first six months of 1999. No comparable gain was recorded for the first six months of 2000. Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

Gains on the sale of third-party loan servicing rights totaled $743,000 and $3.1 million for the second quarter and the first six months of 1999. No similar activity was recognized during the same periods of 2000. TCF periodically sells and purchases loan servicing rights depending on market conditions. TCF's third-party residential loan servicing portfolio totaled $3.2 billion at June 30, 2000, compared with $2.9 billion at December 31, 1999.

TCF recognized gains of $3.9 million on the sale of three underperforming Michigan branches with $31 million in deposits during the second quarter and first six months of 2000, compared with a gain of $2.4 million on the sale of one branch with $20 million in deposits during the second quarter and first six months of 1999.

NON-INTEREST EXPENSE

Non-interest expense totaled $115.2 million for the second quarter of 2000, up 2.2% from $112.8 million for the same 1999 period. For the first six months of 2000, non-interest expense totaled $227.8 million, up 3% from $221.1 million for the same 1999 period. Compensation and employee benefits expense totaled $59.8 million and $118.2 million for the second quarter and first six months of 2000, respectively, compared with $60.2 million and $118.2 million for the comparable periods in 1999. Occupancy and equipment expenses totaled $18.8 million and $37.7 million for the second quarter and first six months of 2000, respectively, compared with $18.1 million and $36.2 million for the same 1999 periods. The increased occupancy and equipment expenses in 2000 are primarily due to the costs associated with expanded retail banking activities, partially offset by the discontinuation of TCF's indirect automobile lending business and the sale of TCF's title insurance and appraisal operations.

Other non-interest expense totaled $29.3 million and $57.9 million for the second quarter and first six months of 2000, respectively, reflecting increases of 8% and 11.4% from $27.1 million and $51.9 million for the same 1999 periods. These increases are primarily due to the costs associated with expanded retail banking activities, and include increases of $205,000 and $1.2 million in deposit account losses over amounts recorded in the second quarter and first six months of 1999, respectively. These increased losses reflect the growth in the number of checking accounts to 1.1 million at June 30, 2000, up from 990,000 at June 30, 1999.

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

Based on management's assessment of operations through July 31, 2000, TCF has not experienced any significant operating difficulties resulting from the change to the Year 2000, either directly or indirectly through significant vendors or customers. TCF will continue to monitor this issue and will modify its Year 2000 contingency plans as additional information becomes available.

INCOME TAXES

TCF recorded income tax expense of $29.2 million and $54.7 million for the second quarter and first six months of 2000, or 38.5% of income before income tax expense, compared with $26 million and $51.4 million, or 38.8% and 39.6% of income before income tax expense, respectively, for the comparable 1999 periods. The lower tax rates in 2000 reflect lower state taxes, and the impact of relatively lower non-deductible expenses in 2000.

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

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and a general rise in interest rates. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. In addition, TCF's interest-rate risk will increase during periods of rising interest rates due to resulting slower prepayments on loans and mortgage-backed securities, and the increased likelihood that the Federal Home Loan Bank ("FHLB") will exercise its option to call certain of TCF's longer-term FHLB advances. See "Financial Condition Borrowings." TCF's one-year adjusted interest-rate gap was a negative $646 million, or (6)% of total assets, at June 30, 2000, compared with a negative $1 billion, or (10)% of total assets, at December 31, 1999.

FINANCIAL CONDITION

INVESTMENTS

Total investments decreased $16.5 million from year-end 1999 to $131.6 million at June 30, 2000. The decrease is primarily due to a decrease of $20 million in interest-bearing deposits with banks, partially offset by an increase of $3.4 million in Federal Home Loan Bank stock. The carrying values of investments, which approximate their fair values, consist of the following:


(In thousands)                                             At June 30, 2000     At December 31, 1999
                                                        -------------------     --------------------
Interest-bearing deposits with banks                       $        342            $     20,319
Federal Home Loan Bank stock, at cost                           108,020                 104,611
Federal Reserve Bank stock, at cost                              23,273                  23,224
                                                           ------------            ------------
                                                           $    131,635            $    148,154
                                                           ============            ============

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Securities available for sale decreased $84.8 million from year-end 1999 to $1.4 billion at June 30, 2000. The decrease reflects payment and prepayment activity. At June 30, 2000, TCF's securities available-for-sale portfolio included $1.3 billion and $98 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:

                                                        At June 30, 2000                       At December 31, 1999
                                                 --------------------------------        --------------------------------
                                                  Amortized              Fair              Amortized             Fair
(In thousands)                                      Cost                 Value               Cost                Value
                                                 ------------        ------------        ------------        ------------
U.S. Government and other marketable
     securities                                  $        500        $        500        $        500        $        500
Mortgage-backed securities:
    FHLMC                                             881,131             834,941             928,034             880,869
    FNMA                                              558,994             532,199             589,206             561,951
    GNMA                                               24,678              24,550              26,850              26,855
    Private issuer                                     45,221              44,092              51,796              50,862
    Collateralized mortgage obligations                   554                 554                 624                 624
                                                 ------------        ------------        ------------        ------------
                                                 $  1,511,078        $  1,436,836        $  1,597,010        $  1,521,661
                                                 ============        ============        ============        ============

LOANS HELD FOR SALE

Loans held for sale are carried at the lower of cost or market. Education loans held for sale increased $15.8 million and residential real estate loans held for sale increased $44.3 million from year-end 1999, and totaled $159.8 million and $99.3 million at June 30, 2000, respectively.

LOANS AND LEASES

The following table sets forth information about loans and leases held in TCF's portfolio, excluding loans held for sale:

                                                                                         At                            At
                                                                                      June 30,                    December 31,
(In thousands)                                                                          2000                          1999
                                                                                   ----------------              ----------------
Residential real estate                                                                 $3,858,608                    $3,911,184
Unearned premiums and deferred loan fees                                                     8,051                         8,494
                                                                                   ----------------              ----------------
                                                                                         3,866,659                     3,919,678
                                                                                   ----------------              ----------------
Consumer:
    Home equity                                                                          2,076,240                     1,974,924
    Automobile                                                                              46,465                        55,271
    Loans secured by deposits                                                                6,963                         6,859
    Other secured                                                                           10,891                        11,148
    Unsecured                                                                               26,452                        26,634
    Unearned discounts and deferred loan fees                                              (16,248)                      (16,252)
                                                                                   ----------------              ----------------
                                                                                         2,150,763                     2,058,584
                                                                                   ----------------              ----------------

Commercial real estate:
    Apartments                                                                             272,330                       276,045
    Other permanent                                                                        757,384                       637,980
    Construction and development                                                           165,268                       162,570
    Unearned discounts and deferred loan fees                                               (2,983)                       (3,123)
                                                                                   ----------------              ----------------
                                                                                         1,191,999                     1,073,472
                                                                                   ----------------              ----------------

Commercial business                                                                        365,281                       350,816
Deferred loan costs                                                                            526                           537
                                                                                   ----------------              ----------------
                                                                                           365,807                       351,353
                                                                                   ----------------              ----------------
Leasing and equipment finance:
     Loans:
          Equipment finance loans                                                          124,590                        43,647
          Deferred loan costs                                                                1,634                           513
                                                                                   ----------------              ----------------
                                                                                           126,224                        44,160
                                                                                   ----------------              ----------------
     Lease financings:
          Direct financing leases                                                          526,784                       446,351
          Sales-type leases                                                                 32,521                        30,387
          Lease residuals                                                                   22,641                        24,384
          Unearned income and deferred lease costs                                         (68,627)                      (52,626)
          Investment in leveraged leases                                                    16,379                            --
                                                                                   ----------------              ----------------
                                                                                           529,698                       448,496
                                                                                   ----------------              ----------------
                                                                                           655,922                       492,656
                                                                                   ----------------              ----------------
                                                                                        $8,231,150                    $7,895,743
                                                                                   ================              ================

Loans and leases increased $335.4 million from year-end 1999 to $8.2 billion at June 30, 2000, reflecting increases of $163.3 million in leasing and equipment finance, $118.5 million in commercial real estate loans, $92.2 million in consumer loans, $14.5 million in commercial business loans, partially offset by a decrease of $53 million in residential real estate loans. Unearned discounts and deferred fees totaled $90.4 million at June 30, 2000 and $62.5 million at December 31, 1999.

Consumer loans increased $92.2 million from year-end 1999 to $2.2 billion at June 30, 2000, reflecting an increase of $101.3 million in home equity loans, partially offset by a decrease of $8.8 million in automobile loans.

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

The following table sets forth additional information about the loan-to-value ratios for TCF's home equity loan portfolio:

(Dollars in thousands)                          At June 30, 2000                 At December 31, 1999
                                         -------------------------------  ------------------------------------
                                                             Percent                             Percent
Loan-to-Value Ratios (1):                   Balance          of Total            Balance        of Total
                                         ---------------   -------------      --------------   ------------
    Over 100% (2)                            $   49,158             2.4 %         $  56,530            2.9 %
    Over 90% to 100%                            456,264            22.0             398,871           20.2
    Over 80% to 90%                             614,018            29.5             570,567           28.9
    80% or less                                 956,800            46.1             948,956           48.0
                                         ---------------   -------------      --------------   ------------
        Total                               $ 2,076,240           100.0 %        $1,974,924          100.0 %
                                         ===============   =============      ==============   ============

-----------------------------------------
(1) Loan-to-value is based on the loan amount (current outstanding balance on closed-end loans and the total commitment on lines of credit) plus deferred loan origination costs net of fees and refundable insurance premiums, if any, plus the original amount of senior liens, if any. Property values represent the most recent appraised value or property tax assessment value known to TCF. In most cases, this value was obtained at the loan origination date and does not reflect subsequent appreciation or depreciation in property values, if any.

(2) Amount reflects the outstanding loan balance. The portion of the loan balance in excess of 100% of the property value is substantially less.

Commercial real estate loans increased $118.5 million from year-end 1999 to $1.2 billion at June 30, 2000. Commercial business loans increased $14.5 million in the first six months of 2000 to $365.8 million at June 30, 2000. TCF is seeking to expand its commercial business lending activity and its commercial real estate lending activity to borrowers located in its primary midwestern markets. At June 30, 2000, approximately 89% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. Included in commercial real estate loans at June 30, 2000 are $129.4 million of loans secured by hotel or motel properties, up from $112.7 million at December 31, 1999. At June 30, 2000 and December 31, 1999, there were no commercial real estate loans with terms that have been modified in troubled debt restructurings included in performing loans.

At June 30, 2000, the recorded investment in loans that are considered to be impaired was $2.6 million for which the related allowance for credit losses was $849,000. All of the impaired loans were on non-accrual status. The average recorded investment in impaired loans during six months ended June 30, 2000 was $3.7 million.

Leasing and equipment finance increased $163.3 million from year-end 1999 to $655.9 million at June 30, 2000, reflecting increases of $80.4 million in direct financing leases and $82.1 million in equipment finance loans. Total loan and lease originations for TCF's leasing business were $296.5 million for the first six months of 2000, compared with $123.2 million during the same 1999 period. At June 30, 2000, the backlog of approved transactions related to TCF's leasing business totaled $192.9 million, compared with $125.2 million at December 31, 1999. The significant increase in leasing and equipment finance activity is due to TCF Leasing, Inc., TCF's newly formed subsidiary which commenced operations during the third quarter of 1999. TCF's investment in leveraged leases of $16.4 million at June 30, 2000 includes residual values of $18.1 million, and is net of unearned income of $12.7 million and principal and interest payments on non-recourse debt.

Loan and lease originations, including loans held for sale, for the first six months of 2000 and 1999 were as follows:

                                                                Six Months Ended June 30,
                                                           --------------------------------
(In thousands)                                                 2000                1999
                                                           ------------        ------------
Consumer                                                   $    524,848        $    741,035
Commercial                                                      364,551             344,710
Leasing and equipment finance                                   296,493             123,151
Residential real estate                                         427,612             726,433
                                                           ------------        ------------
     Total                                                 $  1,613,504        $  1,935,329
                                                           ============        ============

ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the activity of the allowance for loan and lease losses and selected statistics follows:

                                                           Three Months                            Six Months
                                                          Ended June 30,                         Ended June 30,
                                                 --------------------------------        ---------------------------------
(Dollars in thousands)                               2000                1999                2000                1999
                                                 ------------        ------------        ------------        ------------
Balance at beginning of period                   $     56,775        $     75,396        $     55,755        $     80,013
    Provision for credit losses                         5,383               2,947               6,373              10,707
    Charge-offs                                        (2,959)             (9,428)             (4,902)            (20,242)
    Recoveries                                          1,798               2,661               3,771               4,218
                                                 ------------        ------------        ------------        ------------
        Net charge-offs                                (1,161)             (6,767)             (1,131)            (16,024)
    Transfer to loans held for sale                      --                  (230)               --                (3,350)
                                                 ============        ============        ============        ============
Balance at end of period                         $     60,997        $     71,346        $     60,997        $     71,346
                                                 ============        ============        ============        ============

Ratio of annualized net loan and lease
    charge-offs to average loans and
    leases outstanding                                  .06 %               .37 %               .03 %               .44 %

Allowance for loan and lease losses
    as a percentage of total loans and
    leases at period end                                .74 %               .96 %               .74 %               .96 %

Additional information on the allowance for loan and lease losses follows:

                          At or For the Six Months Ended June 30, 2000          At or For the Year Ended December 31, 1999
                     ---------------------------------------------------------- ----------------------------------------------------
                                                                   Net                                                     Net
                        Allowance for                Allowance    Charge        Allowance for               Allowance    Charge
                           Loan and   Total Loans    as a of %     Offs           Loan and    Total Loans   as a of %     Offs
(Dollars in thousands)  Lease Losses  and Leases    Portfolio  (Recoveries)(1)  Lease Losses   and Leases   Portfolio  (Recoveries)
                        ------------ -------------  ---------- ---------------- ------------- -----------   ---------- -----------
 Commercial real
  estate                $  17,431     $ 1,191,999       1.46 %       (.03)  %       $ 12,708     $ 1,073,472       1.18  %   (.08)%
 Commercial business        8,778         365,807       2.40         (.24)             8,256         351,353       2.35      (.08)

 Consumer                  10,200       2,150,763        .47          .04             10,701       2,058,584        .52      1.30
 Leasing and
   equipment
   finance                  5,095         655,922        .78          .49              4,237         492,656        .86       .39
 Unallocated               16,639              --        .20          N.A.            16,839             -          .21       N.A.
                     ------------     -----------                                ------------   -------------
      Subtotal             58,143       4,364,491       1.33          .05             52,741       3,976,065       1.33       .72
 Residential real
   estate                   2,854       3,866,659        .07           --              3,014       3,919,678        .08        --
                     ------------   -------------                                ------------   -------------
     Total              $  60,997     $ 8,231,150        .74          .03           $ 55,755       $ 7,895,743      .71       .35
                     ============   =============                                ============   =============

---------------------
(1)   Annualized.
N.A.  Not applicable.


TCF has experienced a significant decrease in the level of net loan charge-offs related to its consumer finance automobile portfolio, a large portion of which was sold or liquidated during 1999. As a result, the ratio of annualized net loan charge-offs (recoveries) to average loans outstanding for TCF's consumer portfolio were (.01)% and .04% for the three and six months ended June 30, 2000, respectively, compared with 1.47% and 1.65% for the same periods of 1999. Included in the net loan and lease charge-offs for the second quarter and first six months of 2000 were $875,000 and $1.1 million of net recoveries related to the consumer finance automobile loans, respectively, compared with net charge-offs of $6.1 million and $13.9 million for the same periods of 1999.

As previously noted, TCF provided $5.4 million for credit losses in the second quarter of 2000, compared with $2.9 million for the second quarter of 1999 and $990,000 for the first quarter of 2000. At June 30, 2000, the allowance for loan and lease losses totaled $61 million, compared with $55.8 million at December 31, 1999 and $56.8 million at March 31, 2000. The increase in the provision for credit losses and the allowance for loan and lease losses during the second quarter of 2000 reflects the growth in TCF's portfolio of commercial loans and leases, and an increase in the average size of individual loans and leases within these portfolios. Commercial loan and lease portfolios have a greater inherent risk of loss than loans secured by residential real estate.

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

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and leases and other real estate owned) totaled $34.1 million at June 30, 2000, compared with $35.4 million at December 31, 1999. Included in non-accrual loans and leases at June 30, 2000 are $2.9 million of leases that have been funded on a non-recourse basis by third-party financial institutions. Approximately 78% of non-performing assets at June 30, 2000 consist of, or are secured by, residential real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest (150 days for loans secured by residential real estate, including residential real estate secured consumer loans) unless such loans and leases are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:

                                                                At                  At
                                                              June 30,          December 31,
(Dollars in thousands)                                         2000                1999
                                                           ------------        ------------
Non-accrual loans and leases:
        Consumer                                           $     12,259        $     12,178
        Residential real estate                                   5,917               5,431
        Commercial real estate                                    1,913               1,576
        Commercial business                                         736               2,960
        Leasing and equipment finance                             3,652               1,929
                                                           ------------        ------------
                                                                 24,477              24,074
Other real estate owned and other assets                          9,636              11,348
                                                           ------------        ------------
        Total non-performing assets                        $     34,113        $     35,422
                                                           ============        ============

Non-performing assets as a percentage
        of net loans and leases                                   .42 %               .45 %

Non-performing assets as a percentage
        of total assets                                           .31 %               .33 %

TCF had $5.8 million of accruing loans and leases 90 days or more past due at June 30, 2000, unchanged from December 31, 1999. The over 30-day delinquency rate on TCF's loans and leases (excluding loans held for sale and non-accrual loans and leases) was .42% of loans and leases outstanding at June 30, 2000, unchanged from year-end 1999. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

                                              At June 30, 2000                        At December 31, 1999
                                      ----------------------------------        ----------------------------------
                                        Principal         Percentage of           Principal         Percentage of
(Dollars in thousands)                   Balances           Portfolio              Balances           Portfolio
                                      ---------------     --------------        ---------------     --------------
Consumer                                     $20,053                .94 %              $19,076                .93 %
Residential real estate                       10,848                .28                 11,552                .30
Commercial real estate                           538                .05                    493                .05
Commercial business                              633                .17                  1,595                .41
Leasing and equipment finance                  2,389                .37                    386                .09
                                      ---------------                           ---------------
    Total                                    $34,461                .42                $33,102                .42
                                      ===============                           ===============

In addition to the non-accrual loans and leases, there were commercial loans and leases with an aggregate principal balance of $17.7 million outstanding at June 30, 2000 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $33 million of such loans at December 31, 1999. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management monitors the performance and classification of such loans and the financial condition of these borrowers.

OTHER ASSETS

Other assets consist of the following:

                                                At                     At
(In thousands)                             June 30, 2000        December 31, 1999
                                           -------------          --------------
Premises and equipment                        $ 176,166                $176,108
Accrued interest receivable                      60,266                  54,550
Mortgage servicing rights                        28,087                  22,614
Other real estate owned                           9,399                  10,912
Other                                            82,842                  87,809
                                           -------------          --------------
                                              $ 356,760                $351,993
                                           =============          ==============

DEPOSITS

Deposits totaled $6.7 billion at June 30, 2000, up $135.1 million from December 31, 1999. The increase in deposits includes the impact of the previously noted sales of three underperforming branches during the first six months of 2000 with $31 million in deposits. Lower interest-cost checking, savings and money market deposits totaled $3.9 billion, up $229.7 million from December 31, 1999, and comprised 58.7% of total deposits at June 30, 2000. Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. The average annual fee revenue per retail checking account for the first six months of 2000 was $175, compared with $168 for 1999. Higher interest-cost certificates of deposit decreased $94.6 million from December 31, 1999. The Company's weighted-average rate for deposits, including non-interest bearing deposits, was 2.88% at June 30, 2000, compared with 2.71% at December 31, 1999.

As previously noted, TCF continued to expand its supermarket banking franchise by opening five new branches during the 2000 second quarter. TCF now has 207 supermarket branches, up from 174 such branches a year ago. During the past year, the number of deposit accounts in TCF's supermarket branches increased 25.2% to 614,983 accounts and the balances increased 35.5% to $971.1 million. The average rate on these deposits increased from 1.99% at June 30, 1999 to 2.35% at June 30, 2000. Additional information regarding TCF's supermarket branches is as follows:


Supermarket Banking Summary:                            At or For the Six Months
                                                             Ended June 30,
                                                    ------------------------------       Increase
(Dollars in thousands)                                 2000              1999           (Decrease)           % Change
                                                    ------------     -------------      ------------        ------------
Number of branches                                          207               174                33                19.0 %
Number of deposit accounts                              614,983           491,251           123,732                25.2
Deposits:
    Checking                                           $436,220          $309,076          $127,144                41.1
    Passbook and statement                              142,878           118,050            24,828                21.0
    Money market                                         86,837            60,390            26,447                43.8
    Certificates                                        305,214           229,281            75,933                33.1
                                                    ------------     -------------      ------------
        Total deposits                                 $971,149          $716,797          $254,352                35.5
                                                    ============     =============      ============

Average rate on deposits                                   2.35 %            1.99 %             .36 %              18.1
                                                    ============     =============      ============
Total fees and other revenues (quarter ended)          $ 28,497          $ 21,553          $  6,944                32.2
                                                    ============     =============      ============
Total fees and other revenues (year-to-date)           $ 51,811          $ 39,010          $ 12,801                32.8
                                                    ============     =============      ============
Consumer loans outstanding                             $213,498          $155,210          $ 58,288                37.6
                                                    ============     =============      ============

BORROWINGS

Borrowings totaled $3.2 billion as of June 30, 2000, up $121.8 million from year-end 1999. The increase was primarily due to increases of $189.2 million in FHLB advances and $83.6 million in treasury, tax and loan notes, partially offset by decreases of $95.7 million in securities sold under repurchase agreements, $33 million in TCF's bank line of credit and $22.4 million in commercial paper. The outstanding balance of TCF's bank line of credit was $9 million at June 30, 2000. At June 30, 2000, TCF had no commercial paper outstanding. Included in FHLB advances at June 30, 2000 are $1.2 billion of fixed-rate advances, which are callable at par on certain anniversary dates and quarterly thereafter until maturity. If called, the FHLB will provide replacement funding at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions. Due to recent increases in interest rates, the market rates exceeded the contract rates for TCF's entire portfolio of callable FHLB advances at June 30, 2000. The weighted-average rate on borrowings increased to 6.28% at June 30, 2000, from 5.91% at December 31, 1999. At June 30, 2000, borrowings with a maturity of one year or less totaled $1.6 billion. In addition, included in FHLB advances at June 30, 2000 are $238 million of long-term FHLB advances that have call dates within one year.

STOCKHOLDERS' EQUITY

Stockholders' equity at June 30, 2000 was $807.4 million, or 7.4% of total assets, down from $809 million, or 7.6% of total assets, at December 31, 1999. The decrease in stockholders' equity is primarily due to the repurchase of 2,861,300 shares of TCF's common stock at a cost of $60 million and the payment of $32.3 million in dividends on common stock, partially offset by net income of $87.4 million for the first six months of 2000. On July 17, 2000, TCF declared a quarterly dividend of 21.25 cents per common share, payable on August 31, 2000 to shareholders of record as of August 4, 2000.

Treasury stock and other consists of the following:

                                                                At                  At
                                                             June 30,           December 31,
(In thousands)                                                 2000                1999
                                                           ------------        ------------
Treasury stock, at cost                                    $   (321,972)       $   (295,148)
Shares held in trust for deferred
  compensation plans, at cost                                   (60,137)            (46,066)
Unamortized deferred compensation                               (33,889)            (14,887)
Loan to Executive Deferred Compensation Plan                     (5,989)             (4,721)
Unearned ESOP shares                                               (685)                 --
                                                           ------------        ------------
                                                           $   (422,672)       $   (360,822)
                                                           ============        ============

On June 22, 2000, TCF announced that the Company had entered into an agreement with a third party that provides TCF with an option to purchase up to $50 million of TCF's common stock under a forward share repurchase contract. The forward transactions can be settled from time to time, at the Company's election, on a physical, net cash or net share basis. The final maturity date of the agreement is June 24, 2002.

At June 30, 2000, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

EARNINGS TELECONFERENCE

TCF hosts quarterly conference calls to discuss its financial results. Additional information regarding TCF's conference calls can be obtained from the investor relations section within TCF's web site at www.tcfbank.com or contact TCF's Corporate Communications Department at (952) 745-2760.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)," requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. A derivative may be designated as a hedge of an exposure to changes in the fair value of a recognized asset or liability, an exposure to variable cash flows of a forecasted transaction, or a foreign currency exposure. The accounting for gains and losses associated with changes in the fair value of a derivative and the impact on TCF's consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in offsetting changes in the fair value or cash flows of the underlying hedged item. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. TCF has not used derivatives to hedge exposures other than the use of forward contracts in its mortgage banking secondary marketing operations. The impact of SFAS No. 133 on the Company's financial position and results of operations is not expected to be material.

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

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                            SUPPLEMENTARY INFORMATION


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                           At             At             At             At             At              At
(DOLLARS IN THOUSANDS,                  June 30,      March 31,       Dec. 31,      Sept. 30,       June 30,        March 31,
EXCEPT PER-SHARE DATA)                    2000           2000           1999           1999           1999            1999
--------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                           $10,905,705    $10,761,821    $10,661,716    $10,342,248     $10,338,341     $10,200,744
Investments                                131,635        155,265        148,154        127,701         194,781         158,222
Securities available for sale            1,436,836      1,470,532      1,521,661      1,599,438       1,701,063       1,569,406
Loans and leases                         8,231,150      8,091,793      7,895,743      7,602,130       7,431,171       7,293,329
Deposits                                 6,719,962      6,823,248      6,584,835      6,633,738       6,648,283       6,632,481
Borrowings                               3,205,732      2,975,080      3,083,888      2,721,200       2,734,652       2,579,789
Stockholders' equity                       807,382        780,311        808,982        815,304         810,448         824,442
--------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                        June 30,       March 31,      Dec. 31,      Sept. 30,       June 30,        March 31,
                                          2000           2000           1999           1999           1999            1999
--------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:
Interest income                          $ 204,407       $197,157       $193,043       $188,656       $ 186,359       $ 184,043
Interest expense                            94,209         90,317         86,931         82,116          79,637          79,204
                                      -------------  -------------  -------------  -------------  --------------  --------------
    Net interest income                    110,198        106,840        106,112        106,540         106,722         104,839
Provision for credit losses                  5,383            990          3,371          2,845           2,947           7,760
                                      -------------  -------------  -------------  -------------  --------------  --------------
    Net interest income after
        provision for credit losses        104,815        105,850        102,741        103,695         103,775          97,079
                                      -------------  -------------  -------------  -------------  --------------  --------------
Non-interest income:
    Gain (loss) on sales of securities
        available for sale                      --             --             --             --             (5)           3,199
    Gain on sales of loan servicing             --             --             --             --             743           2,333
    Gain on sales of branches                3,866             --          3,349          6,429           2,382              --
    Gain on sale of subsidiaries                --             --          5,522             --              --              --
    Title insurance revenues                    --             --          2,490          3,953           4,512           4,466
    Other non-interest income               82,438         72,953         74,785         72,137          68,385          63,919
                                      -------------  -------------  -------------  -------------  --------------  --------------
       Total non-interest income            86,304         72,953         86,146         82,519          76,017          73,917
                                      -------------  -------------  -------------  -------------  --------------  --------------
Non-interest expense:
    Amortization of goodwill and
        other intangibles                    2,484          2,483          2,665          2,676           2,673           2,675
    Other non-interest expense             112,761        110,107        112,292        114,061         110,106         105,650
                                      -------------  -------------  -------------  -------------  --------------  --------------
        Total non-interest expense         115,245        112,590        114,957        116,737         112,779         108,325
                                      -------------  -------------  -------------  -------------  --------------  --------------
    Income before income tax expense        75,874         66,213         73,930         69,477          67,013          62,671
Income tax expense                          29,212         25,492         28,980         26,717          26,024          25,331
                                      -------------  -------------  -------------  -------------  --------------  --------------
    Net income                             $46,662       $ 40,721        $44,950        $42,760         $40,989         $37,340
                                      =============  =============  =============  =============  ==============  ==============

Per common share:
    Basic earnings                            $.60           $.51           $.55           $.52            $.50            $.45
                                      =============  =============  =============  =============  ==============  ==============
    Diluted earnings                          $.59           $.51           $.55           $.52            $.49            $.44
                                      =============  =============  =============  =============  ==============  ==============
    Diluted cash earnings (1)                 $.61           $.53           $.58           $.54            $.52            $.47
                                      =============  =============  =============  =============  ==============  ==============
    Dividends declared                      $.2125         $.1875         $.1875         $.1875          $.1875          $.1625
                                      =============  =============  =============  =============  ==============  ==============

FINANCIAL RATIOS (2):
Return on average assets                      1.73 %         1.53 %         1.72 %         1.66 %          1.60 %          1.48
Cash return on average assets (1)             1.80           1.60           1.80           1.73            1.67            1.55
Return on average realized common
  equity                                     22.19          19.24          21.04          20.37           19.81           18.06
Return on average common equity              23.72          20.55          22.03          21.29           20.11           17.99
Cash return on average realized
  common equity (1)                          23.09          20.12          22.14          21.27           20.73           18.97
Average total equity to average
  assets                                      7.28           7.44           7.78           7.79            7.95            8.22
Average realized tangible equity to
  average assets                              6.23           6.35           6.50           6.44            6.33            6.39
Average tangible equity to average
  assets                                      5.72           5.84           6.13           6.08            6.21            6.42
Net interest margin (3)                       4.38           4.32           4.38           4.46            4.52            4.52

-------------------------------------------------------------------------------
(1) Excludes amortization and reduction of goodwill, net of income tax benefit.
(2) Annualized.
(3) Net interest income divided by average interest-earning assets.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION (CONTINUED)

           CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES

                                                                  Six Months Ended June 30,
                                    ------------------------------------------------------------------------------
                                                    2000                                     1999
                                    --------------------------------------   -------------------------------------
                                                                 Interest                                Interest
                                                                  Yields                                  Yields
                                       Average                     and          Average                    and
(Dollars in thousands)                 Balance     Interest (1)  Rates (2)      Balance    Interest (1)  Rates (2)
                                    -------------- ------------- ---------   ----------- -------------- ---------
ASSETS:
  Investments                            $137,401       $ 4,761      6.93 %       $137,375       $ 4,421     6.44 %
                                    -------------- -------------             ----------------------------
  Securities available for sale (3)     1,546,089        51,020      6.60        1,727,589        56,771     6.57
                                    -------------- -------------             ----------------------------
  Loans held for sale                     211,481         8,095      7.66          207,173         6,792     6.56
                                    -------------- -------------             ----------------------------
  Loans and leases:
    Residential real estate             3,926,183       138,979      7.08        3,782,537       132,254     6.99
    Commercial real estate              1,138,888        48,371      8.49          868,987        36,375     8.37
    Commercial business                   360,438        15,972      8.86          321,077        12,491     7.78
    Consumer                            2,094,362       104,945     10.02        1,926,219        98,611    10.24
    Leasing and equipment finance         558,437        29,421     10.54          399,272        22,687    11.36
                                    -------------- -------------             ----------------------------
      Total loans and leases (4)        8,078,308       337,688      8.36        7,298,092       302,418     8.29
                                    -------------- -------------             ----------------------------
        Total interest-earning
          assets                        9,973,279       401,564      8.05        9,370,229       370,402     7.91
                                                    ------------- ---------                 -----------------------
  Other assets (5)                        752,913                                  813,057
                                    --------------                           --------------
        Total assets                  $10,726,192                              $10,183,286
                                    ==============                           ==============

LIABILITIES AND
  STOCKHOLDERS' EQUITY:
  Non-interest bearing deposits        $1,279,164                               $1,152,945
                                    --------------                           --------------
  Interest-bearing deposits:
    Checking                              741,052         2,188       .59          706,153         2,021      .57
    Passbook and statement              1,061,404         5,885      1.11        1,122,707         6,223     1.11
    Money market                          716,545        10,345      2.89          726,760         9,386     2.58
    Certificates                        2,846,714        73,986      5.20        2,891,212        69,225     4.79
                                    -------------- -------------             ----------------------------
     Total interest-bearing
       deposits                         5,365,715        92,404      3.44        5,446,832        86,855     3.19
                                    -------------- -------------             ----------------------------
       Total deposits                   6,644,879        92,404      2.78        6,599,777        86,855     2.63
                                    -------------- -------------             ----------------------------
Borrowings:
  Securities sold under
    repurchase agreements
    and federal funds
    purchased                             842,737        25,421      6.03          420,886        10,476     4.98
  FHLB advances                         1,882,260        53,839      5.72        1,812,283        49,205     5.43
  Discounted lease rentals                167,218         6,952      8.31          176,570         7,105     8.05
  Other borrowings                        167,833         5,910      7.04          174,112         5,200     5.97
                                    -------------- -------------             ----------------------------
    Total borrowings                    3,060,048        92,122      6.02        2,583,851        71,986     5.57
                                    -------------- -------------             ----------------------------
      Total interest-bearing
        liabilities                     8,425,763       184,526      4.38        8,030,683       158,841     3.96
                                                   ------------- ---------                 -----------------------
Other liabilities (5)                     230,174                                  176,918
                                    --------------                           --------------
  Total liabilities                     9,935,101                                9,360,546
Stockholders' equity (5)                  791,091                                  822,740
                                    --------------                           --------------
  Total liabilities
    and stockholders' equity          $10,726,192                              $10,183,286
                                    ==============                           ==============

Net interest income                                    $217,038                                 $211,561
                                                   =============                           ==============
Net interest-rate spread                                             3.67 %                                  3.95 %
                                                                 =========                               =========
Net interest margin                                                  4.35 %                                  4.52 %
                                                                 =========                               =========

------------------------------------

(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $93,000 and $92,000 was recognized during the six months ended June 30, 2000 and 1999, respectively.
(2)  Annualized.
(3) Average balance and yield of securities available for sale is based upon the historical amortized cost.
(4) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5)  Average balance is based upon month-end balances.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, TCF is a party to legal proceedings arising out of its general lending and operating activities. Management, after review with its legal counsel, believes that the ultimate disposition of its current litigation will not have a material effect on TCF's financial condition. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan collection activities. From time to time, borrowers have also brought actions against TCF, in some cases claiming substantial amounts of damages. There have been a considerable number of consumer class actions brought against banks and financial services companies and TCF is subject to the risk of such actions.

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

The Court of Federal Claims has also issued damages decisions in several other "supervisory goodwill" cases. While the Court awarded the plaintiffs in these cases damages for the government's breach of "supervisory goodwill" contracts, the Court rejected certain of the plaintiffs' claims for damages, and awarded the plaintiffs only a portion of the damages they sought. Certain of these decisions are currently on appeal to the United States Court of Appeals for the Federal Circuit, and the Company expects the remaining decisions to be appealed as well. As noted, the Court of Federal Claims has held or is soon to hold trials in several other "supervisory goodwill" cases, and it is expected both that the Court will continue to issue additional decisions on both liability and damages issues and that most, if not all, of the Court's decisions in these cases will be appealed.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 10, 2000, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of March 17, 2000 in connection with the three matters indicated below. Following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter:

                                                                                           Vote
                                                           ------------------------------------------------------------------
                                                                               Against or                          Broker
                                                                For             Withheld          Abstain          Nonvote
                                                           ---------------   ----------------  --------------  --------------
1.  Election of Directors
        William F. Bieber                                      68,521,861         4,710,925         N/A              N/A
        John M. Eggemeyer III                                  68,564,604         4,668,182         N/A              N/A
        Robert E. Evans                                        68,467,461         4,765,324         N/A              N/A
        Richard McNamara                                       68,439,022         4,793,764         N/A              N/A
        Gerald A. Schwalbach                                   68,520,731         4,712,055         N/A              N/A

2.  Approval of an increase in the number of shares
     of TCF common stock authorized for awards
     under the TCF Financial 1995 Incentive Stock
     Program by 2,500,000 shares and allow performance
     stock awards to be made under the Program                 59,792,415        13,133,355          307,016          0

3.  Approval of an amendment to the TCF Financial
     Performance-Based Compensation Policy
     and reapproval of the Policy, as amended                  68,038,291         4,733,837          460,658          0

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See Index to Exhibits on page 32 of this report.

(b)      Reports on Form 8-K.

         A Current Report on Form 8-K, dated June 22, 2000, was filed in connection with TCF's announcement that the Company has entered into an agreement with a third party that provides TCF with an option to purchase up to $50 million of TCF's common stock under a forward share repurchase contract.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  TCF FINANCIAL CORPORATION



                                         /s/ Neil W. Brown
                 ---------------------------------------------------------------
                             Neil W. Brown, Executive Vice President,
                               Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)



                                        /s/ David M. Stautz
                 ---------------------------------------------------------------
                       David M. Stautz, Senior Vice President and Controller
                                  (Principal Accounting Officer)


Dated:   August  10, 2000

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q

         Exhibit                                                                      Sequentially
         Number                          Description                                  Numbered Page
         -------                         -----------                                  -------------

          3(b) Restated Bylaws of TCF Financial Corporation, as amended and restated through October 25, 1999; as amended by amendment adopted April 28, 2000

          4(a)           Copies of instruments with respect to long-term debt                N/A
                         will be N/A furnished to the Securities and Exchange
                         Commission upon request.

           11            Computation of Earnings Per Common Share

           27            Financial Data Schedules                                 (filed electronically)