Form 10-Q
period 2000-09-30
TCF FINANCIAL CORP
filed 2000-11-14
CIK 814184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X]   Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934

                         For the quarterly period ended
                               September 30, 2000

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                                ----------------

                                 Commission File
                                  No. 001-10253
                               ------------------


                            TCF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                          41-1591444
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)



     801 MARQUETTE AVENUE, MAIL CODE EX0-03-A, MINNEAPOLIS, MINNESOTA 55402
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

                                                           Outstanding at
             Class                                         October 31, 2000
----------------------------                               80,374,433 shares
Common Stock, $.01 par value

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                               Pages
                                                                                                               -----
Part I.   Financial Information

         Item 1.  Financial Statements

             Consolidated Statements of Financial Condition
                 at September 30, 2000 and December 31, 1999.....................................................3

             Consolidated Statements of Operations for the Three
                 and Nine Months Ended September 30, 2000 and 1999...............................................4

             Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2000 and 1999...................................................5

             Consolidated Statements of Stockholders' Equity for
                 the Year Ended December 31, 1999 and for the Nine
                 Months Ended September 30, 2000.................................................................6

             Notes to Consolidated Financial Statements..........................................................7

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations for the Three
                           and Nine Months Ended September 30, 2000 and 1999.................................11-25

             Supplementary Information.......................................................................26-27

Part II. Other Information

         Items 1-6...........................................................................................28-29

Signatures......................................................................................................30

Index to Exhibits...............................................................................................31

                          PART 1 - FINANCIAL STATEMENTS
                          ITEM 1. FINANCIAL STATEMENTS
                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                                                                             AT                         AT
                                                                                        SEPTEMBER 30,              DECEMBER 31,
                                                                                            2000                       1999
                                                                                     --------------------      -------------------
                                     ASSETS
CASH AND DUE FROM BANKS                                                              $           364,016       $           429,262
INVESTMENTS                                                                                      132,173                   148,154
SECURITIES AVAILABLE FOR SALE                                                                  1,413,218                 1,521,661
LOANS HELD FOR SALE                                                                              226,587                   198,928
LOANS AND LEASES:
       RESIDENTIAL REAL ESTATE                                                                 3,797,023                 3,919,678
       CONSUMER                                                                                2,189,615                 2,058,584
       COMMERCIAL REAL ESTATE                                                                  1,250,532                 1,073,472
       COMMERCIAL BUSINESS                                                                       379,222                   351,353
       LEASING AND EQUIPMENT FINANCE                                                             743,275                   492,656
                                                                                     --------------------      --------------------
            TOTAL LOANS AND LEASES                                                             8,359,667                 7,895,743
            ALLOWANCE FOR LOAN AND LEASE LOSSES                                                  (63,985)                  (55,755)
                                                                                     --------------------      --------------------
                  NET LOANS AND LEASES                                                         8,295,682                 7,839,988
GOODWILL                                                                                         154,495                   158,468
DEPOSIT BASE INTANGIBLES                                                                          11,762                    13,262
OTHER ASSETS                                                                                     382,067                   351,993
                                                                                     --------------------      --------------------
                                                                                     $        10,980,000       $        10,661,716
                                                                                     ====================      ====================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
       CHECKING                                                                      $         2,116,397       $         1,913,279
       PASSBOOK AND STATEMENT                                                                  1,094,303                 1,091,292
       MONEY MARKET                                                                              796,471                   708,417
       CERTIFICATES                                                                            2,803,750                 2,871,847
                                                                                     --------------------      --------------------
            TOTAL DEPOSITS                                                                     6,810,921                 6,584,835
                                                                                     --------------------      --------------------
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS                                                      858,379                 1,010,000
FEDERAL HOME LOAN BANK ADVANCES                                                                1,863,871                 1,759,787
DISCOUNTED LEASE RENTALS                                                                         162,448                   178,369
OTHER BORROWINGS                                                                                 230,368                   135,732
                                                                                     --------------------      --------------------
            TOTAL BORROWINGS                                                                   3,115,066                 3,083,888
ACCRUED INTEREST PAYABLE                                                                          28,715                    40,352
ACCRUED EXPENSES AND OTHER LIABILITIES                                                           165,854                   143,659
                                                                                     --------------------      --------------------
            TOTAL LIABILITIES                                                                 10,120,556                 9,852,734
                                                                                     --------------------      --------------------
STOCKHOLDERS' EQUITY:
       PREFERRED STOCK, PAR VALUE $.01 PER SHARE, 30,000,000
            SHARES AUTHORIZED; NONE ISSUED AND OUTSTANDING                                             -                         -
       COMMON STOCK, PAR VALUE $.01 PER SHARE, 280,000,000 SHARES
            AUTHORIZED; 92,756,917 AND 92,804,205 SHARES ISSUED                                      928                       928
       ADDITIONAL PAID-IN CAPITAL                                                                505,826                   500,797
       RETAINED EARNINGS, SUBJECT TO CERTAIN RESTRICTIONS                                        800,361                   715,461
       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                             (31,119)                  (47,382)
       TREASURY STOCK AT COST, 12,311,114 AND 10,863,017 SHARES, AND OTHER                      (416,552)                 (360,822)
                                                                                     --------------------      --------------------
                  TOTAL STOCKHOLDERS' EQUITY                                                     859,444                   808,982
                                                                                     --------------------      --------------------
                                                                                     $        10,980,000       $        10,661,716
                                                                                     ====================      ====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. ANNUAL FINANCIAL STATEMENTS ARE SUBJECT TO AUDIT.

               TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                              (UNAUDITED)


                                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                        ----------------------------------    ------------------------------------
                                                           2000                 1999               2000                 1999
                                                        -------------      ---------------    ---------------      ---------------
INTEREST INCOME:
     LOANS AND LEASES                                       $179,243             $155,361           $516,931             $457,779
     SECURITIES AVAILABLE FOR SALE                            24,436               27,741             75,456               84,512
     LOANS HELD FOR SALE                                       4,529                3,063             12,624                9,855
     INVESTMENTS                                               2,501                2,491              7,262                6,912
                                                        -------------      ---------------    ---------------      ---------------
        TOTAL INTEREST INCOME                                210,709              188,656            612,273              559,058
                                                        -------------      ---------------    ---------------      ---------------
INTEREST EXPENSE:
     DEPOSITS                                                 51,178               44,316            143,582              131,171
     BORROWINGS                                               48,857               37,800            140,979              109,786
                                                        -------------      ---------------    ---------------      ---------------
        TOTAL INTEREST EXPENSE                               100,035               82,116            284,561              240,957
                                                        -------------      ---------------    ---------------      ---------------
           NET INTEREST INCOME                               110,674              106,540            327,712              318,101
PROVISION FOR CREDIT LOSSES                                    3,688                2,845             10,061               13,552
                                                        -------------      ---------------    ---------------      ---------------
        NET INTEREST INCOME AFTER PROVISION FOR
           CREDIT LOSSES                                     106,986              103,695            317,651              304,549
                                                        -------------      ---------------    ---------------      ---------------
NON-INTEREST INCOME:
     FEE AND SERVICE CHARGE REVENUES                          46,780               39,515            130,473              110,825
     ELECTRONIC FUNDS TRANSFER REVENUES                       20,853               18,016             58,127               49,303
     LEASING REVENUES                                          7,791                7,106             26,953               20,089
     COMMISSIONS ON SALES OF ANNUITIES                         1,848                2,499              5,892                7,150
     COMMISSIONS ON SALES OF MUTUAL FUNDS                      1,282                1,498              4,359                4,756
     GAIN ON SALES OF LOANS HELD FOR SALE                      1,234                1,119              2,741                3,749
     OTHER                                                     5,488                2,384             12,122                8,569
                                                        -------------      ---------------    ---------------      ---------------
                                                              85,276               72,137            240,667              204,441
                                                        -------------      ---------------    ---------------      ---------------
     GAIN ON SALES OF SECURITIES AVAILABLE FOR SALE                -                    -                  -                3,194
     GAIN ON SALES OF LOAN SERVICING                               -                    -                  -                3,076
     GAIN ON SALES OF BRANCHES                                     -                6,429              3,866                8,811
     TITLE INSURANCE REVENUES                                      -                3,953                  -               12,931
                                                        -------------      ---------------    ---------------      ---------------
                                                                   -               10,382              3,866               28,012
                                                        -------------      ---------------    ---------------      ---------------
        TOTAL NON-INTEREST INCOME                             85,276               82,519            244,533              232,453
                                                        -------------      ---------------    ---------------      ---------------
NON-INTEREST EXPENSE:
     COMPENSATION AND EMPLOYEE BENEFITS                       59,980               60,989            178,167              179,193
     OCCUPANCY AND EQUIPMENT                                  18,774               18,781             56,451               55,021
     ADVERTISING AND PROMOTIONS                                5,101                4,297             14,236               13,681
     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES            2,515                2,676              7,482                8,024
     OTHER                                                    29,963               29,994             87,832               81,922
                                                        -------------      ---------------    ---------------      ---------------
        TOTAL NON-INTEREST EXPENSE                           116,333              116,737            344,168              337,841
                                                        -------------      ---------------    ---------------      ---------------
           INCOME BEFORE INCOME TAX EXPENSE                   75,929               69,477            218,016              199,161
INCOME TAX EXPENSE                                            29,232               26,717             83,936               78,072
                                                        -------------      ---------------    ---------------      ---------------
           NET INCOME                                       $ 46,697             $ 42,760           $134,080             $121,089
                                                        =============      ===============    ===============      ===============

NET INCOME PER COMMON SHARE:
     BASIC                                                  $    .60             $    .52           $   1.70             $   1.46
                                                        =============      ===============    ===============      ===============
     DILUTED                                                $    .59             $    .52           $   1.69             $   1.45
                                                        =============      ===============    ===============      ===============

DIVIDENDS DECLARED PER COMMON SHARE                         $  .2125             $  .1875           $  .6125             $  .5375
                                                        =============      ===============    ===============      ===============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. ANNUAL FINANCIAL STATEMENTS ARE SUBJECT TO AUDIT.

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                   ----------------------------------------------
                                                                                            2000                       1999
                                                                                   --------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET INCOME                                                                   $           134,080        $          121,089
          ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
              PROVIDED BY OPERATING ACTIVITIES:
                   DEPRECIATION AND AMORTIZATION                                                22,666                    21,731
                   AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES                                7,482                     8,024
                   PROVISION FOR CREDIT LOSSES                                                  10,061                    13,552
                   PROCEEDS FROM SALES OF LOANS HELD FOR SALE                                  385,128                   479,711
                   PRINCIPAL COLLECTED ON LOANS HELD FOR SALE                                    7,623                     8,066
                   ORIGINATIONS AND PURCHASES OF LOANS HELD FOR SALE                          (420,329)                 (354,604)
                   NET (INCREASE) DECREASE IN OTHER ASSETS AND LIABILITIES,
                       AND ACCRUED INTEREST                                                     (4,177)                    41,425
                   GAINS ON SALES OF ASSETS                                                     (3,866)                  (15,081)
                   OTHER, NET                                                                    1,870                    13,853
                                                                                   --------------------       -------------------
                   TOTAL ADJUSTMENTS                                                             6,458                   216,677
                                                                                   --------------------       -------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                            140,538                   337,766
                                                                                   --------------------       -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      PRINCIPAL COLLECTED ON LOANS AND LEASES                                                1,576,329                 1,791,174
      ORIGINATIONS AND PURCHASES OF LOANS                                                   (1,721,566)               (2,343,780)
      PURCHASES OF EQUIPMENT FOR LEASE FINANCING                                              (391,229)                 (165,366)
      NET DECREASE IN INTEREST-BEARING DEPOSITS WITH BANKS                                      19,989                   115,360
      PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                           -                   288,718
      PROCEEDS FROM MATURITIES OF AND PRINCIPAL COLLECTED ON
          SECURITIES AVAILABLE FOR SALE                                                        135,247                   521,482
      PURCHASES OF SECURITIES AVAILABLE FOR SALE                                                  (264)                 (791,495)
      NET DECREASE IN FEDERAL FUNDS SOLD                                                             -                    41,000
      SALES OF DEPOSITS, NET OF CASH PAID                                                      (27,212)                  (74,580)
      OTHER, NET                                                                               (41,633)                   (7,237)
                                                                                   --------------------       -------------------
          NET CASH USED BY INVESTING ACTIVITIES                                               (450,339)                 (624,724)
                                                                                   --------------------       -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      NET INCREASE IN DEPOSITS                                                                 257,093                     1,671
      NET INCREASE (DECREASE) IN SECURITIES SOLD UNDER REPURCHASE
          AGREEMENTS AND FEDERAL FUNDS PURCHASED                                              (151,621)                  167,720
      PROCEEDS FROM BORROWINGS                                                               4,535,376                 3,127,641
      PAYMENTS ON BORROWINGS                                                                (4,278,469)               (2,960,481)
      PURCHASES OF COMMON STOCK TO BE HELD IN TREASURY                                         (63,143)                  (76,709)
      PAYMENTS OF DIVIDENDS ON COMMON STOCK                                                    (49,180)                  (45,201)
      OTHER, NET                                                                                (5,501)                   (2,748)
                                                                                   --------------------       -------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                            244,555                   211,893
                                                                                   --------------------       -------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                        (65,246)                  (75,065)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                 429,262                   420,477
                                                                                   --------------------       -------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                           $           364,016        $          345,412
                                                                                   ====================       ===================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      CASH PAID FOR:
          INTEREST ON DEPOSITS AND BORROWINGS                                      $           286,046        $          233,344
                                                                                   ====================       ===================
          INCOME TAXES                                                             $            66,859        $           44,239
                                                                                   ====================       ===================
      TRANSFER OF LOANS TO OTHER REAL ESTATE OWNED
          AND OTHER ASSETS                                                         $            12,167        $           29,139
                                                                                   ====================       ===================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. ANNUAL FINANCIAL STATEMENTS ARE SUBJECT TO AUDIT.

                 TCF FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     ACCUMULATED
                              NUMBER OF                                                 OTHER
                                COMMON                    ADDITIONAL                 COMPREHENSIVE
                                SHARES        COMMON       PAID-IN       RETAINED       INCOME     TREASURY STOCK
                                ISSUED         STOCK       CAPITAL       EARNINGS       (LOSS)       AND OTHER         TOTAL
                            --------------- ------------ ------------- ------------- ------------- --------------- --------------
BALANCE, DECEMBER 31, 1998     92,912,246    $    929    $  507,534      $ 610,177    $    7,591   $   (280,729)    $   845,502

NET INCOME                              -           -             -        166,039             -              -         166,039

UNREALIZED LOSS ON
SECURITIES AVAILABLE FOR
  SALE, NET OF TAX AND
  RECLASSIFICATION
  ADJUSTMENT                            -           -             -              -       (54,973)             -         (54,973)

DIVIDENDS ON COMMON STOCK               -           -             -        (60,755)            -              -         (60,755)

PURCHASE OF 4,091,611 SHARES
  TO BE HELD IN TREASURY                -           -             -              -             -        (106,106)      (106,106)

ISSUANCE OF 21,050 SHARES
  FROM TREASURY                         -           -           (30)             -             -             (30)           (60)
CANCELLATION OF SHARES           (108,041)         (1)       (2,569)             -             -             392         (2,178)

AMORTIZATION OF DEFERRED
  COMPENSATION                          -           -             -              -             -            9,543          9,543

EXERCISE OF STOCK OPTIONS,
  550,661 SHARES FROM TREASURY          -           -         (4,464)            -             -           15,044         10,580

SHARES HELD IN TRUST FOR
  DEFERRED COMPENSATION
  PLANS                                 -           -            326             -             -             (326)             -

LOAN PAYMENTS BY EXECUTIVE
  DEFERRED COMPENSATION
  PLAN                                  -           -              -             -             -            1,390          1,390
                            --------------- ------------ ------------- ------------- ------------- --------------- --------------
BALANCE, DECEMBER 31, 1999     92,804,205         928        500,797       715,461       (47,382)        (360,822)       808,982

NET INCOME                              -           -              -       134,080             -                -        134,080

UNREALIZED GAIN ON
  SECURITIES AVAILABLE
  FOR SALE, NET OF TAX
  AND RECLASSIFICATION
  ADJUSTMENT                            -           -             -              -        16,263               -         16,263

DIVIDENDS ON COMMON STOCK               -           -             -        (49,180)            -               -        (49,180)

PURCHASE OF 2,966,300
  SHARES TO BE HELD IN
  TO BE HELD IN TREASURY                -           -             -              -             -         (63,143)       (63,143)

ISSUANCE OF 1,236,014
  SHARES FROM TREASURY                  -           -         (8,405)            -             -          (8,405)             -

CANCELLATION OF SHARES            (47,288)          -         (1,230)            -             -             375           (855)

AMORTIZATION OF DEFERRED
  COMPENSATION                          -           -              -             -             -           6,898          6,898

ISSUANCE OF STOCK OPTIONS               -           -              1             -             -               -              1

EXERCISE OF STOCK OPTIONS,
  282,189 SHARES FROM
  TREASURY                              -            -           (82)            -             -           7,314          7,232

SHARES HELD IN TRUST FOR
  DEFERRED COMPENSATION
  PLANS                                  -            -        14,396            -             -         (14,396)             -

PURCHASE OF TCF STOCK TO
  PREFUND THE 401(K) PLAN,
  NET                                    -            -           349            -             -            (338)            11

LOAN TO EXECUTIVE DEFERRED
  COMPENSATION PLAN, NET
  OF PAYMENTS                            -            -             -            -             -            (845)          (845)
                            --------------- ------------ ------------- ------------- ------------- --------------- --------------
BALANCE, SEPTEMBER 30, 2000     92,756,917  $       928  $    505,826  $   800,361   $   (31,119)  $    (416,552)   $   859,444
                            =============== ============ ============= ============= ============= =============== ==============


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

     On a pro forma basis, adopting the recognition provisions of SFAS No. 123 as of the beginning of the periods presented in the accompanying consolidated financial statements did not have a material effect on TCF's results of operations for the three or nine months ended September 30, 1999.

(3)  UNEARNED ESOP SHARES

     During the first quarter of 2000, TCF contributed $1.5 million to the TCF Employees Stock Purchase Plan (the "Plan") in order to prefund a portion of TCF's employer match of employee contributions for 2000. The Plan used the proceeds to purchase 74,919 shares of TCF common stock which are held as unallocated shares until released to employee accounts as employer matching contributions. TCF anticipates that all shares will be allocated to employee accounts by the end of the year. The unallocated shares of TCF common stock held by the Plan at September 30, 2000 are reflected as a reduction of stockholders' equity as required by generally accepted accounting principles, and are included in treasury stock and other in the consolidated statements of financial condition.

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


                                                                  Three Months Ended            Nine Months Ended
(In thousands)                                                      September 30,                 September 30,
                                                            ------------------------------------------------------------
                                                                2000            1999           2000            1999
                                                            -------------   -------------  -------------   -------------
Net income                                                      $ 46,697        $ 42,760       $134,080        $121,089
Other comprehensive income (loss) before tax:
  Unrealized holding gains (losses) arising during the
    period on securities available for sale                       24,973         (11,710)        26,080         (62,842)
  Reclassification adjustment for gains
    included in net income                                             -               -              -          (3,194)
                                                            -------------   -------------  -------------   -------------
     Other comprehensive income (loss), before tax                24,973         (11,710)        26,080         (66,036)
     Income tax expense (benefit)                                  9,201          (4,069)         9,817         (24,687)
                                                            -------------   -------------  -------------   -------------
      Total other comprehensive income (loss), net of tax         15,772          (7,641)        16,263         (41,349)
                                                            -------------   -------------  -------------   -------------
Comprehensive income                                            $ 62,469        $ 35,119       $150,343        $ 79,740
                                                            =============   =============  =============   =============


     (5)  EARNINGS PER COMMON SHARE

      The weighted average number of common shares outstanding used to compute basic earnings per common share were 78,212,563 and 82,069,575 for the three months ended September 30, 2000 and 1999, respectively, and 78,844,075 and 82,766,220 for the nine months ended September 30, 2000 and 1999, respectively. The weighted average number of common and common equivalent shares outstanding used to compute diluted earnings per common share were 79,041,223 and 82,751,447 for the three months ended September 30, 2000 and 1999, respectively, and 79,513,927 and 83,361,762 for the nine months ended September 30, 2000 and 1999, respectively.

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

     With the bank charter merger, certain management responsibilities were realigned within the organization. Management reporting was revised to reflect this change in responsibilities. Following the bank charter merger, banking, leasing and equipment finance, and mortgage banking have been identified as reportable operating segments. Management of TCF's banking area, which includes commercial lending, consumer lending, residential lending, treasury services and retail branches, is organized by geographic region. These separate geographic operations have been aggregated for purposes of segment disclosures.

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



                                                    Leasing and                                 Eliminations
                                                     Equipment      Mortgage                         and
(In thousands)                         Banking        Finance       Banking         Other      Reclassifications  Consolidated
                                   ---------------- ------------- ------------- -------------- ----------------  ----------------
At or For the Three Months Ended
        September 30, 2000
-----------------------------------
Revenues from External Customers:
    Interest Income                $       191,007  $     19,234  $        352  $         116  $             -   $       210,709
    Non-Interest Income                     73,496         7,795         3,957             28                -            85,276
                                   ---------------- ------------- ------------- -------------- ----------------  ----------------
        Total                      $       264,503  $     27,029  $      4,309  $         144  $             -   $       295,985
                                   ================ ============= ============= ============== ================  ================
Net Interest Income                $        99,129  $      8,555  $      1,598  $         212  $         1,180   $       110,674
Provision for Credit Losses                  2,522         1,166             -              -                -             3,688
Non-Interest Income                         73,496         7,795         6,355         22,431          (24,801)           85,276
Amortization of Goodwill and
  Other Intangibles                          2,416            99             -              -                -             2,515
Other Non-Interest Expense                 100,727         6,177         7,062         23,473          (23,621)          113,818
Income Tax Expense (Benefit)                25,812         3,418           337           (335)               -            29,232
                                   ---------------- ------------- ------------- -------------- ----------------  ----------------
    Net Income (Loss)              $        41,148  $      5,490  $        554  $        (495) $             -   $        46,697
                                   ================ ============= ============= ============== ================  ================
Total Assets                       $    10,624,159  $    760,043  $    124,054  $      67,349  $      (595,605)  $    10,980,000
                                   ================ ============= ============= ============== ================  ================
At or For the Three Months Ended
        September 30, 1999
-----------------------------------
Revenues from External Customers:
    Interest Income                $       175,859  $     11,649  $      1,041  $         107  $             -   $       188,656
    Non-Interest Income                     71,321         7,106         4,087              5                -            82,519
                                   ---------------- ------------- ------------- -------------- ----------------  ----------------
        Total                      $       247,180  $     18,755  $      5,128  $         112  $             -   $       271,175
                                   ================ ============= ============= ============== ================  ================
Net Interest Income                $        98,557  $      6,288  $      1,523  $        (870) $         1,042   $       106,540
Provision for Credit Losses                  2,496           349             -              -                -             2,845
Non-Interest Income                         71,321         7,106         5,124         20,485          (21,517)           82,519
Amortization of Goodwill and
  Other Intangibles                          2,577            99             -              -                -             2,676
Other Non-Interest Expense                 101,719         4,630         6,578         21,609          (20,475)          114,061
Income Tax Expense (Benefit)                24,474         3,275            24         (1,056)               -            26,717
                                   ---------------- ------------- ------------- -------------- ----------------  ----------------
    Net Income (Loss)              $        38,612  $      5,041  $         45  $        (938) $             -   $        42,760
                                   ================ ============= ============= ============== ================  ================
Total Assets                       $     9,962,651  $    438,389  $    141,366  $      54,909  $      (255,067)  $    10,342,248
                                   ================ ============= ============= ============== ================  ================



                                                     Leasing and                                 Eliminations
                                                     Equipment      Mortgage                         and
(In thousands)                         Banking        Finance       Banking         Other       Reclassifications Consolidated
                                   ---------------- ------------- ------------- --------------- ---------------  ---------------
     For the Nine Months Ended
        September 30, 2000
-----------------------------------
Revenues from External Customers:
    Interest Income                $       563,076  $     48,655  $        220  $          322  $            -   $      612,273
    Non-Interest Income                    206,606        26,959        10,907              61               -          244,533
                                   ---------------- ------------- ------------- --------------- ---------------  ---------------
        Total                      $       769,682  $     75,614  $     11,127  $          383  $            -   $      856,806
                                   ================ ============= ============= =============== ===============  ===============
Net Interest Income                $       299,475  $     21,192  $      4,309  $       (1,112) $        3,848   $      327,712
Provision for Credit Losses                  6,821         3,240             -               -               -           10,061
Non-Interest Income                        206,606        26,959        18,185          66,182         (73,399)         244,533
Amortization of Goodwill and
  Other Intangibles                          7,187           295             -               -               -            7,482
Other Non-Interest Expense                 295,769        18,876        21,682          69,910         (69,551)         336,686
Income Tax Expense (Benefit)                75,552         9,907           307          (1,830)              -           83,936
                                   ---------------- ------------- ------------- --------------- ---------------  ---------------
    Net Income (Loss)              $       120,752  $     15,833  $        505  $       (3,010) $            -   $      134,080
                                   ================ ============= ============= =============== ===============  ===============
    For the Nine Months Ended
        September 30, 1999
-----------------------------------
Revenues from External Customers:
    Interest Income                $       521,040  $     34,336  $      3,353  $          329  $            -   $      559,058
    Non-Interest Income                    195,116        20,082        17,271             (16)              -          232,453
                                   ---------------- ------------- ------------- --------------- ---------------  ---------------
        Total                      $       716,156  $     54,418  $     20,624  $          313  $            -   $      791,511
                                   ================ ============= ============= =============== ===============  ===============
Net Interest Income                $       294,793  $     18,099  $      4,852  $       (2,781) $        3,138   $      318,101
Provision for Credit Losses                 12,531         1,021             -               -               -           13,552
Non-Interest Income                        195,116        20,082        20,401          60,685         (63,831)         232,453
Amortization of Goodwill and
  Other Intangibles                          7,729           295             -               -               -            8,024
Other Non-Interest Expense                 294,276        14,029        20,139          62,066         (60,693)         329,817
Income Tax Expense (Benefit)                68,287         9,191         2,096          (1,502)              -           78,072
                                   ---------------- ------------- ------------- --------------- ---------------  ---------------
    Net Income (Loss)              $       107,086  $     13,645  $      3,018  $       (2,660) $            -   $      121,089
                                   ================ ============= ============= =============== ===============  ===============

                   TCF FINANCIAL CORPORATION AND SUBSIDIARIES

           Item 2. - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

TCF reported net income of $46.7 million and $134.1 million for the third quarter and first nine months of 2000, respectively, compared with $42.8 million and $121.1 million for the same 1999 periods. Diluted earnings per common share were 59 cents and $1.69 for the third quarter and first nine months of 2000, respectively, compared with 52 cents and $1.45 for the same 1999 periods. Return on average assets was 1.71% and 1.66% for the third quarter and first nine months of 2000, respectively, compared with 1.66% and 1.58% for the same 1999 periods. Return on average realized common equity was 21.52% and 20.94% for the third quarter and first nine months of 2000, respectively, compared with 20.37% and 19.42% for the same 1999 periods. Diluted cash earnings per common share, which excludes amortization and reduction of goodwill, net of income tax benefit, was 61 cents and $1.76 for the third quarter and first nine months of 2000, respectively, compared with 54 cents and $1.52 for the same 1999 periods. On the same basis, cash return on average assets was 1.78% and 1.73% for the third quarter and first nine months of 2000, respectively, compared with 1.73% and 1.65% for the same 1999 periods, and cash return on average realized equity was 22.39% and 21.83% for the third quarter and first nine months of 2000, compared with 21.27% and 20.33% for the same 1999 periods.

TCF has significantly expanded its retail banking franchise in recent periods and had 351 retail banking branches at September 30, 2000. Since July 1, 1997, TCF has opened 173 new branches, of which 162 were supermarket branches. TCF continued to expand its supermarket franchise by opening six new branches during the 2000 third quarter. TCF anticipates opening approximately six more new branches in the remainder of 2000, which will bring the total branch openings, including one branch acquisition, during 2000 to 27 branches. Management currently anticipates opening between 25 and 35 more new branches during 2001.

NET INTEREST INCOME

Net interest income for the third quarter of 2000 was $110.7 million, compared with $106.5 million for the third quarter of 1999 and $110.2 million for the 2000 second quarter. The net interest margin for the third quarter of 2000 was 4.38%, compared with 4.46% for the same 1999 period and 4.38% for the second quarter of 2000. Net interest income for the first nine months of 2000 was $327.7 million, compared with $318.1 million for the same 1999 period. The net interest margin for the first nine months of 2000 was 4.36%, compared with 4.50% for the same period of 1999. Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Achieving net interest margin growth is dependent on TCF's ability to generate higher-yielding assets and lower interest-cost retail deposits. If variable index rates (e.g., prime) were to decline, TCF may experience compression of its net interest margin depending on the timing and amount of any reductions, as it is possible that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as variable-rate home equity loans. Competition for checking, savings and money market deposits, important sources of lower cost funds for TCF, is intense. TCF may also experience compression in its net interest margin if the rates paid on deposits increase or as a result of new pricing strategies and lower rates offered on loan and lease products in order to respond to competitive conditions. See "Market Risk - Interest-Rate Risk" and "Financial Condition - Deposits."

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the third quarter and first nine months of 2000 as compared with the same periods last year. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                             Three Months Ended                          Nine Months Ended
                                                  September                                   September
                                                  30, 2000                                    30, 2000
                                         Versus Same Period in 1999                  Versus Same Period in 1999
                                 ---------------------------------------------------------------------------------------
                                         Increase (Decrease) Due to                  Increase (Decrease) Due to
                                 ---------------------------------------------------------------------------------------
(In thousands)                      Volume         Rate          Total          Volume          Rate          Total
                                 -------------   ----------   ------------   -------------   -----------   -------------
Investments                      $       (306)   $     316    $        10    $       (294)   $      644    $        350
                                 -------------   ----------   ------------   -------------   -----------   -------------
Securities available for sale          (3,555)         250         (3,305)         (9,566)          510          (9,056)
                                 -------------   ----------   ------------   -------------   -----------   -------------
Loans held for sale                       818          648          1,466             931         1,838           2,769
                                 -------------   ----------   ------------   -------------   -----------   -------------
Loans and leases:
   Residential real estate                991        1,522          2,513           6,075         3,163           9,238
   Commercial real estate               5,364        1,235          6,599          16,795         1,800          18,595
   Commercial business                    350        1,199          1,549           1,984         3,046           5,030
   Consumer direct                      6,219        2,742          8,961          23,604         4,841          28,445
   Consumer finance automobile         (3,392)          42         (3,350)        (16,745)          245         (16,500)
   Leasing and equipment finance        7,999         (389)         7,610          16,436        (2,092)         14,344
                                 -------------   ----------   ------------   -------------   -----------   -------------
       Total loans and leases          17,531        6,351         23,882          48,149        11,003          59,152
                                 -------------   ----------   ------------   -------------   -----------   -------------
           Total interest income       14,488        7,565         22,053          39,220        13,995          53,215
                                 -------------   ----------   ------------   -------------   -----------   -------------
Deposits:
   Checking                                30           38             68             128           107             235
   Passbook and statement                (247)           -           (247)           (585)            -            (585)
   Money market                           283        1,840          2,123             139         2,943           3,082
   Certificates                        (1,419)       6,337          4,918          (2,483)       12,162           9,679
                                 -------------   ----------   ------------   -------------   -----------   -------------
       Total deposits                  (1,353)       8,215          6,862          (2,801)       15,212          12,411
                                 -------------   ----------   ------------   -------------   -----------   -------------
Borrowings:
   Securities sold under
     repurchase agreements and
     federal funds purchased            8,999        1,166         10,165          21,254         3,856          25,110
   FHLB advances                         (595)       1,623          1,028           1,322         4,340           5,662
   Discounted lease rentals              (152)         283            131            (534)          512             (22)
   Other borrowings                      (676)         409           (267)           (819)        1,262             443
                                 -------------   ----------   ------------   -------------   -----------   -------------
       Total borrowings                 7,576        3,481         11,057          21,223         9,970          31,193
                                 -------------   ----------   ------------   -------------   -----------   -------------
           Total interest expense       6,223       11,696         17,919          18,422        25,182          43,604
                                 -------------   ----------   ------------   -------------   -----------   -------------
Net interest income              $      8,265    $  (4,131)   $     4,134    $     20,798    $  (11,187)   $      9,611
                                 =============   ==========   ============   =============   ===========   =============

PROVISION FOR CREDIT LOSSES

TCF provided $3.7 million for credit losses in the third quarter of 2000, compared with $2.8 million for the same prior-year period. TCF provided $10.1 million for credit losses for the first nine months of 2000, compared with $13.6 million for the same period in 1999. Net loan and lease charge-offs were $700,000 and $1.8 million during the third quarter and first nine months of 2000, respectively, compared with $7.4 million and $23.4 million during the same 1999 periods. The decrease in provisions and net loan and lease charge-offs from 1999 reflect the significant provisions and charge-offs recognized in 1999 related to TCF's discontinued consumer finance automobile loan portfolio. At September 30, 2000, the allowance for loan and lease losses totaled $64 million, compared with $55.8 million at December 31, 1999. See "Financial Condition - Allowance for Loan and Lease Losses."

NON-INTEREST INCOME

Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. Excluding gain on sales of securities available for sale, gain on sales of loan servicing, gain on sales of branches and title insurance revenues, non-interest income increased $13.1 million, or

18.2%, to $85.3 million for the third quarter of 2000, compared with $72.1 million for the same period in 1999. On the same basis, non-interest income increased $36.2 million, or 17.7%, to $240.7 million for the first nine months of 2000, compared with $204.4 million for the same period in 1999. The increases were primarily due to increased fee and service charge, electronic funds transfer and leasing revenues, and reflect TCF's expanded retail banking and leasing operations and customer base. Title insurance revenues totaled $4 million and $12.9 million for the third quarter and first nine months of 1999. During the fourth quarter of 1999, TCF sold its title insurance and appraisal operations. Title insurance revenues are no longer recognized by TCF as the result of the sale of these operations.

Fee and service charge revenues totaled $46.8 million and $130.5 million for the third quarter and first nine months of 2000, respectively, representing increases of 18.4% and 17.7% from $39.5 million and $110.8 million for the same 1999 periods. These increases were primarily due to expanded retail banking activities.

Electronic funds transfer revenues totaled $20.9 million and $58.1 million for the third quarter and first nine months of 2000, respectively, representing increases of 15.7% and 17.9% from $18 million and $49.3 million for the same 1999 periods. Included in electronic funds transfer revenues are debit card interchange fees of $7.5 million and $20.6 million for the third quarter and first nine months of 2000, respectively, representing increases of 42.1% and 50.7% from $5.3 million and $13.6 million for the same 1999 periods. The significant increases in these fees reflect an increase in the distribution of debit cards, and a significant increase in their utilization by TCF's customers. TCF had 1.2 million ATM cards outstanding at September 30, 2000, of which 1.1 million were debit cards. This compares with 1.1 million ATM cards, of which 911,000 were debit cards, outstanding at September 30, 1999. TCF's network of automated teller machines ("ATMs") totaled 1,393 machines at September 30, 2000.

Leasing revenues totaled $7.8 million and $27 million for the third quarter and first nine months of 2000, respectively, compared with $7.1 million and $20.1 million for the same 1999 periods. The year-to-year fluctuations in leasing revenues and the allocation between types of leasing revenues result primarily from the manner and timing in which leasing revenues are recognized over the term of each particular lease. The allocation of revenues is a function of the lease classification as determined in accordance with generally accepted accounting principles. In addition, the volume and type of new lease transactions and the resulting revenues may fluctuate from period to period based upon factors not within the control of TCF, such as economic conditions. TCF's ability to grow its lease portfolio is dependent upon its ability to place new equipment in service. In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service.

Gains on sales of loans held for sale totaled $1.2 million and $2.7 million for the third quarter and first nine months of 2000, respectively, an increase of $115,000 from the 1999 third quarter amount and a decrease of $1 million from the amount recognized during the first nine months of 1999. Sales of securities available for sale produced a $3.2 million gain for the first nine months of 1999. No comparable gain was recorded for the first nine months of 2000. Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

Gains on the sale of third-party loan servicing rights totaled $3.1 million for the first nine months of 1999. No similar activity was recognized during the same period of 2000. TCF periodically sells and purchases loan servicing rights depending on market conditions. During the first nine months of 2000, TCF purchased the loan servicing rights to $943 million of residential loans at a weighted average price of 1.49%, or $14 million. TCF's third-party residential loan servicing portfolio totaled $3.9 billion at September 30, 2000, compared with $2.9 billion at December 31, 1999.

During the first nine months of 2000, TCF recognized gains of $3.9 million on the sales of three underperforming Michigan branches with $31 million in deposits. No branch sales occurred in the third quarter of 2000. Results for the first nine months of 1999 included gains of $8.8 million on the sales of five branches with $83.1 million in deposits, of which gains of $6.4 million on the sale of four branches were recognized in the third quarter of 1999.

Other non-interest income totaled $5.5 million and $12.1 million for the third quarter and first nine months of 2000, respectively, compared with $2.4 million and $8.6 million for the same 1999 periods. These increases reflect gains on sales of fixed and other assets.

NON-INTEREST EXPENSE

Non-interest expense totaled $116.3 million for the third quarter of 2000, compared with $116.7 million for the same 1999 period. For the first nine months of 2000, non-interest expense totaled $344.2 million, up 1.9% from $337.8 million for the same 1999 period. Compensation and employee benefits expense totaled $60 million and $178.2 million for the third quarter and first nine months of 2000, respectively, compared with $61 million and $179.2 million for the comparable periods in 1999. Occupancy and equipment expenses totaled $18.8 million and $56.5 million for the third quarter and first nine months of 2000, respectively, compared with $18.8 million and $55 million for the same 1999 periods. The increased occupancy and equipment expenses in 2000 are primarily due to the costs associated with expanded retail banking activities, partially offset by the discontinuation of TCF's indirect automobile lending business and the sale of TCF's title insurance and appraisal operations.

Other non-interest expense totaled $30 million for the third quarter of 2000, virtually unchanged from the same 1999 period. Other non-interest expense totaled $87.8 million for the first nine months of 2000, reflecting an increase of 7.2% from $81.9 million for the same 1999 periods. This increase is primarily due to the costs associated with expanded retail banking activities, and included an increase of $1.9 million in deposit account losses over the amount recorded in the first nine months of 1999. These increased losses reflect the growth in the number of checking accounts to 1,133,000 at September 30, 2000, up from 1,033,000 at September 30, 1999.

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

INCOME TAXES

TCF recorded income tax expense of $29.2 million and $83.9 million for the third quarter and first nine months of 2000, or 38.5% of income before income tax expense, compared with $26.7 million and $78.1 million, or 38.5% and 39.2% of income before income tax expense, respectively, for the comparable 1999 periods. The lower tax rates in 2000 reflect lower state income taxes, and the impact of relatively lower non-deductible expenses in 2000.

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

TCF's Asset/Liability Management Committee manages TCF's interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company. Management's estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and a general rise in interest rates. Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. In addition, TCF's interest-rate risk will increase during periods of rising interest rates due to resulting slower prepayments on loans and mortgage-backed securities, and the increased likelihood that the Federal Home Loan Bank ("FHLB") will exercise its option to call certain of TCF's longer-term FHLB advances. See "Financial Condition - Borrowings." TCF's one-year adjusted interest-rate gap was a negative $805 million, or (7)% of total assets, at September 30, 2000, compared with a negative $1 billion, or (10)% of total assets, at December 31, 1999.

FINANCIAL CONDITION

INVESTMENTS

Total investments decreased $16 million from year-end 1999 to $132.2 million at September 30, 2000. The decrease is primarily due to a decrease of $20 million in interest-bearing deposits with banks, partially offset by an increase of $3.9 million in Federal Home Loan Bank stock. The carrying values of investments, which approximate their fair values, consist of the following:


                                                        At                      At
                                                   September 30,           December 31,
(In thousands)                                         2000                    1999
                                                 ------------------      -----------------
Interest-bearing deposits with banks             $             330       $         20,319
Federal Home Loan Bank stock, at cost                      108,557                104,611
Federal Reserve Bank stock, at cost                         23,286                 23,224
                                                 ------------------      -----------------
                                                 $         132,173       $        148,154
                                                 ==================      =================

SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value with the unrealized gains or losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Securities available for sale decreased $108.4 million from year-end 1999 to $1.4 billion at September 30, 2000. The decrease reflects payment and prepayment activity, partially offset by purchases of $264,000 of securities available for sale. At September 30, 2000, TCF's securities available-for-sale portfolio included $1.3 billion and $91.5 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. The following table summarizes securities available for sale:


                                                      At September 30, 2000                      At December 31, 1999
                                              --------------------------------------      ------------------------------------
                                                 Amortized               Fair               Amortized               Fair
(In thousands)                                     Cost                  Value                 Cost                Value
                                              ----------------      ----------------      ---------------      ---------------
U.S. Government and other marketable
     securities                               $         1,652       $         1,652       $          500       $          500
Mortgage-backed securities:
    FHLMC                                             853,553               822,590              928,034              880,869
    FNMA                                              541,676               524,411              589,206              561,951
    GNMA                                               23,596                23,608               26,850               26,855
    Private issuer                                     41,513                40,460               51,796               50,862
    Collateralized mortgage obligations                   497                   497                  624                  624
                                              ----------------      ----------------      ---------------      ---------------
                                              $     1,462,487       $     1,413,218       $    1,597,010       $    1,521,661
                                              ================      ================      ===============      ===============

LOANS HELD FOR SALE

Loans held for sale are carried at the lower of cost or market. Education loans held for sale increased $13.4 million and residential real estate loans held for sale increased $14.2 million from year-end 1999, and totaled $157.3 million and $69.2 million at September 30, 2000, respectively.

LOANS AND LEASES

The following table sets forth information about loans and leases held in TCF's portfolio, excluding loans held for sale:


                                                                                         At                            At
                                                                                    September 30,                 December 31,
(In thousands)                                                                          2000                          1999
                                                                                   ----------------              ----------------
Residential real estate                                                                $ 3,789,377                   $ 3,911,184
Unearned premiums and deferred loan fees                                                     7,646                         8,494
                                                                                   ----------------              ----------------
                                                                                         3,797,023                     3,919,678
                                                                                   ----------------              ----------------
Consumer:
    Home equity                                                                          2,120,296                     1,974,924
    Automobile                                                                              42,127                        55,271
    Loans secured by deposits                                                                6,704                         6,859
    Other secured                                                                           10,912                        11,148
    Unsecured                                                                               26,302                        26,634
    Unearned discounts and deferred loan fees                                              (16,726)                      (16,252)
                                                                                   ----------------              ----------------
                                                                                         2,189,615                     2,058,584
                                                                                   ----------------              ----------------
Commercial real estate:
    Apartments                                                                             294,003                       276,045
    Other permanent                                                                        793,837                       637,980
    Construction and development                                                           165,485                       162,570
    Unearned discounts and deferred loan fees                                               (2,793)                       (3,123)
                                                                                   ----------------              ----------------
                                                                                         1,250,532                     1,073,472
                                                                                   ----------------              ----------------
Commercial business                                                                        378,748                       350,816
Deferred loan costs                                                                            474                           537
                                                                                   ----------------              ----------------
                                                                                           379,222                       351,353
                                                                                   ----------------              ----------------
Leasing and equipment finance:
     Loans:
          Equipment finance loans                                                          164,790                        43,647
          Deferred loan costs                                                                2,176                           513
                                                                                   ----------------              ----------------
                                                                                           166,966                        44,160
                                                                                   ----------------              ----------------
     Lease financings:
          Direct financing leases                                                          577,961                       446,351
          Sales-type leases                                                                 34,326                        30,387
          Lease residuals                                                                   28,140                        24,384
          Unearned income and deferred lease costs                                         (80,894)                      (52,626)
          Investment in leveraged leases                                                    16,776                             -
                                                                                   ----------------              ----------------
                                                                                           576,309                       448,496
                                                                                   ----------------              ----------------
                                                                                           743,275                       492,656
                                                                                   ----------------              ----------------
                                                                                       $ 8,359,667                   $ 7,895,743
                                                                                   ================              ================

Loans and leases increased $463.9 million from year-end 1999 to $8.4 billion at September 30, 2000, reflecting increases of $250.6 million in leasing and equipment finance, $177.1 million in commercial real estate loans, $131 million in consumer loans and $27.9 million in commercial business loans, partially offset by a decrease of $122.7 million in residential real estate loans. Unearned discounts and deferred fees totaled $90.1 million at September 30, 2000 and $62.5 million at December 31, 1999.

Consumer loans increased $131 million from year-end 1999 to $2.2 billion at September 30, 2000, reflecting an increase of $145.4 million in home equity loans, partially offset by a decrease of $13.1 million in automobile loans. Approximately 68% of the home equity loan portfolio at September 30, 2000 consists of closed-end loans. In addition, 48% of this portfolio carries a variable interest rate.

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

The following table sets forth additional information about the loan-to-value ratios for TCF's home equity loan portfolio:


(Dollars in thousands)                       At September 30, 2000               At December 31, 1999
                                         -------------------------------  ------------------------------------
                                                             Percent                             Percent
Loan-to-Value Ratios (1):                   Balance          of Total            Balance        of Total
                                         ---------------   -------------      --------------   ------------
    Over 100% (2)                           $    42,605             2.0 %       $    56,530            2.9 %

    Over 90% to 100%                            472,566            22.3             398,871           20.2

    Over 80% to 90%                             627,569            29.6             570,567           28.9

    80% or less                                 977,556            46.1             948,956           48.0
                                         ---------------   -------------      --------------   ------------
        Total                               $ 2,120,296           100.0 %       $1,974,924           100.0 %
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


Commercial real estate loans increased $177.1 million from year-end 1999 to $1.3 billion at September 30, 2000. Commercial business loans increased $27.9 million in the first nine months of 2000 to $379.2 million at September 30, 2000. At September 30, 2000, approximately 96% of TCF's commercial business and commercial real estate loans outstanding are secured either by properties or underlying business assets. TCF is seeking to expand its commercial business lending activity and its commercial real estate lending activity to borrowers located in its primary midwestern markets. At September 30, 2000, approximately 88% of TCF's commercial real estate loans outstanding were secured by properties located in its primary markets. Included in commercial real estate loans at September 30, 2000 are $133.7 million of loans secured by hotel or motel properties, up from $112.7 million at December 31, 1999. At September 30, 2000 and December 31, 1999, there were no commercial real estate loans with terms that have been modified in troubled debt restructurings included in performing loans.

At September 30, 2000, the recorded investment in loans that are considered to be impaired was $6.4 million for which the related allowance for credit losses was $1.4 million. All of the impaired loans were on non-accrual status. The average recorded investment in impaired loans during nine months ended September 30, 2000 was $3.7 million.

Leasing and equipment finance increased $250.6 million from year-end 1999 to $743.3 million at September 30, 2000. Total loan and lease originations for TCF's leasing business were $448.8 million for the first nine months of 2000, compared with $173.7 million during the same 1999 period. At September 30, 2000, the backlog of approved transactions related to TCF's leasing business totaled $201.5 million, compared with $125.2 million at December 31, 1999. The significant increase in leasing and equipment finance activity is due to TCF Leasing, Inc., TCF's newly formed subsidiary which commenced operations during the third quarter of 1999. TCF Leasing, Inc. specializes in the leasing and financing of industrial and transportation equipment, and discounting leases in key markets in various regions of the United States. TCF's expanded leasing activity is subject to the risk of cyclical downturns or other adverse economic developments affecting these industries and markets. TCF Leasing, Inc. has originated most of its portfolio during 2000. TCF's investment in leveraged leases of $16.8 million at September 30, 2000 includes residual values of $18.1 million, and is net of unearned income of $12.3 million and principal and interest payments on non-recourse debt.

Loan and lease originations, including loans held for sale, for the first nine months of 2000 and 1999 were as follows:


                                                                    Nine Months Ended September 30,
                                                               ------------------------------------------
(In thousands)                                                       2000                     1999
                                                               -----------------        -----------------
Consumer                                                           $    807,563             $  1,078,013
Commercial                                                              540,070                  568,123
Leasing and equipment finance                                           448,814                  173,743
Residential real estate                                                 652,342                1,047,037
                                                               -----------------        -----------------
     Total                                                         $  2,448,789             $  2,866,916
                                                               =================        =================

ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the activity of the allowance for loan and lease losses and selected statistics follows:


                                                       Three Months                             Nine Months
                                                     Ended September 30,                     Ended September 30,
                                               --------------------------------        ---------------------------------
(Dollars in thousands)                            2000                1999                2000                 1999
                                               ------------        ------------        ------------        -------------
Balance at beginning of period                    $ 60,997            $ 71,346            $ 55,755             $ 80,013
    Provision for credit losses                      3,688               2,845              10,061               13,552
    Charge-offs                                     (1,850)             (9,643)             (6,750)             (29,885)
    Recoveries                                       1,150               2,289               4,919                6,507
                                               ------------        ------------        ------------        -------------
        Net charge-offs                               (700)             (7,354)             (1,831)             (23,378)
    Transfers to loans held for sale                     -             (11,174)                  -              (14,524)
                                               ------------        ------------        ------------        -------------
Balance at end of period                          $ 63,985            $ 55,663            $ 63,985             $ 55,663
                                               ============        ============        ============        =============

Ratio of annualized net loan and lease
    charge-offs to average loans and
    leases outstanding                                 .03 %               .39 %               .03 %                .42 %

Allowance for loan and lease losses
    as a percentage of total loans and
    leases at period end                               .77 %               .73 %               .77 %                .73 %


Additional information on the allowance for loan and lease losses follows:


                          At or For the Nine Months Ended September 30, 2000        At or For the Year Ended December 31, 1999
                       -------------------------------------------------------- ----------------------------------------------------
                                                                    Net                                                    Net
                       Allowance for               Allowance      Charge        Allowance for                Allowance    Charge
                        Loan and     Total Loans    as a % of      Offs          Loan and     Total Loans    as a % of     Offs
(Dollars in thousands) Lease Losses  and Leases    Portfolio    (Recoveries)(1) Lease Losses   and Leases   Portfolio   (Recoveries)
                       ------------ -------------- ----------   --------------- --------------------------- ----------   -----------
 Commercial real
    estate             $18,877       $ 1,250,532         1.51%          (.02)%    $ 12,708     $1,073,472        1.18%       (.08)

 Commercial business     9,327           379,222         2.46           (.17)        8,256        351,353        2.35        (.08)

 Consumer               10,082         2,189,615          .46            .06        10,701      2,058,584         .52        1.30

 Leasing and
    equipment finance    6,242           743,275          .84            .34         4,237        492,656         .86         .39

 Unallocated            16,639                 -          .20            N/A        16,839              -         .21        N.A.
                       --------     --------------                              ------------  -------------
      Subtotal          61,167         4,562,644         1.34            .06        52,741      3,976,065        1.33         .72

 Residential real
    estate               2,818         3,797,023          .07              -         3,014      3,919,678         .08           -
                       --------     --------------                              ------------  -------------
     Total             $63,985       $ 8,359,667          .77            .03      $ 55,755     $7,895,743         .71         .35
                       ========     ==============                              ============  =============

-----------------------
(1)     Annualized.
N.A.  Not applicable.


TCF has experienced a significant decrease in the level of net loan charge-offs related to its consumer finance automobile portfolio, a large portion of which was sold or liquidated during 1999. As a result, the ratio of annualized net loan charge-offs to average loans outstanding for TCF's consumer portfolio were
 .10% and .06% for the three and nine months ended September 30, 2000, respectively, compared with 1.42% and 1.57% for the same periods of 1999. Included in the net loan and lease charge-offs for the third quarter and first nine months of 2000 were $274,000 and $1.4 million of net recoveries related to the consumer finance automobile loans, respectively, compared with net charge-offs of $6.1 million and $20 million for the same periods of 1999.

As previously noted, TCF provided $3.7 million for credit losses in the third quarter of 2000, compared with $2.8 million for the third quarter of 1999 and $5.4 million for the second quarter of 2000. At September 30, 2000, the allowance for loan and lease losses totaled $64 million, compared with $55.8 million at December 31, 1999 and $61 million at June 30, 2000. The increase in the provision for credit losses and the allowance for loan and lease losses during the third quarter of 2000 reflects the growth in TCF's portfolio of commercial loans and leases, and an increase in the average size of individual loans and leases within these portfolios. Commercial loan and lease portfolios have a greater inherent risk of loss than loans secured by residential real estate.

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

NON-PERFORMING ASSETS

Non-performing assets (principally non-accrual loans and leases and other real estate owned) totaled $42.9 million at September 30, 2000, compared with $35.4 million at December 31, 1999. Included in non-accrual loans and leases at September 30, 2000 are $3.5 million of leases that have been funded on a non-recourse basis by third-party financial institutions. Approximately 70% of non-performing assets at September 30, 2000 consist of, or are secured by, residential real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest (150 days for loans secured by residential real estate, including residential real estate secured consumer loans) unless such loans and leases are adequately secured and in the process of collection. Non-performing assets are summarized in the following table:


                                                                       At                        At
                                                                  September 30,               December 31,
(Dollars in thousands)                                                2000                      1999
                                                                 ----------------          ----------------
Non-accrual loans and leases:
        Consumer                                                       $  14,648                 $  12,178

        Residential real estate                                            5,030                     5,431

        Commercial real estate                                             5,669                     1,576

        Commercial business                                                  694                     2,960

        Leasing and equipment finance                                      5,149                     1,929
                                                                 ----------------          ----------------
                                                                          31,190                    24,074
Other real estate owned and other assets                                  11,717                    11,348
                                                                 ----------------          ----------------
        Total non-performing assets                                    $  42,907                 $  35,422
                                                                 ================          ================
Non-performing assets as a percentage
        of net loans and leases                                              .52 %                     .45 %

Non-performing assets as a percentage
        of total assets                                                      .39 %                     .33 %

TCF had $3.3 million of accruing loans and leases 90 days or more past due at September 30, 2000, compared with $5.8 million at December 31, 1999. The over 30-day delinquency rate on TCF's loans and leases (excluding loans held for sale and non-accrual loans and leases) was .46% of loans and leases outstanding at September 30, 2000, compared with .42% at year-end 1999. TCF's delinquency rates are determined using the contractual method. The following table sets forth information regarding TCF's over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:


                                            At September 30, 2000                     At December 31, 1999
                                      ----------------------------------        ----------------------------------
                                        Principal         Percentage of           Principal         Percentage of
(Dollars in thousands)                   Balances           Portfolio              Balances           Portfolio
                                      ---------------     --------------        ---------------     --------------
Consumer                                   $  16,721                .77 %           $  19,076               .93%

Residential real estate                        9,526                .25                11,552               .30

Commercial real estate                           434                .03                   493               .05

Commercial business                            4,216               1.11                 1,595               .41

Leasing and equipment finance                  7,683               1.04                   386               .09
                                      ---------------                           ---------------
    Total                                  $  38,580                .46             $  33,102               .42
                                      ===============                           ===============

In addition to the non-accrual loans and leases, there were commercial loans and leases with an aggregate principal balance of $20.9 million outstanding at September 30, 2000 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This amount consists of loans that were classified for regulatory purposes as substandard, doubtful or loss, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This compares with $33 million of such loans at December 31, 1999. Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing. Management monitors the performance and classification of such loans and the financial condition of these borrowers.

OTHER ASSETS

Other assets consist of the following:


                                                            At                     At
                                                      September 30,           December 31,
(In thousands)                                             2000                   1999
                                                     -----------------       ----------------
Premises and equipment                                     $  189,425              $ 176,108

Accrued interest receivable                                    60,766                 54,550

Mortgage servicing rights                                      38,443                 22,614

Other real estate owned                                        11,573                 10,912

Other                                                          81,860                 87,809
                                                     -----------------       ----------------
                                                           $  382,067              $ 351,993
                                                     =================       ================

DEPOSITS

Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF. Deposits totaled $6.8 billion at September 30, 2000, up $226.1 million from December 31, 1999. The increase in deposits includes the impact of the previously noted sales of three underperforming branches during the first nine months of 2000 with $31 million in deposits. Lower interest-cost checking, savings and money market deposits totaled $4 billion, up $294.2 million from December 31, 1999, and comprised 58.8% of total deposits at September 30, 2000. The average annualized fee revenue per retail checking account for the first nine months of 2000 was $180, compared with $164 for the comparable 1999 period. Higher interest-cost certificates of deposit decreased $68.1 million from December 31, 1999. TCF's weighted-average rate for deposits, including non-interest bearing deposits, was 3.05% at September 30, 2000, compared with 2.71% at December 31, 1999.

As previously noted, TCF continued to expand its supermarket banking franchise by opening six new branches during the 2000 third quarter. TCF now has 212 supermarket branches, up from 188 such branches a year ago. During the past year, the number of deposit accounts in TCF's supermarket branches increased 19.2% to 638,580 accounts and the balances increased 31.1% to $1 billion. The average rate on these deposits increased from 2.10% at September 30, 1999 to 2.54% at September 30, 2000. Additional information regarding TCF's supermarket branches is as follows:

Supermarket Banking Summary:                                At September 30,
                                                    ----------------------------------    Increase
(Dollars in thousands)                                  2000              1999           (Decrease)            % Change
                                                    --------------     ------------      -------------       -------------
Number of branches                                            212              188                 24                12.8 %
Number of deposit accounts                                638,580          535,940            102,640                19.2
Deposits:
    Checking                                           $  457,783         $333,925           $123,858                37.1
    Passbook and statement                                140,681          122,242             18,439                15.1
    Money market                                          101,238           61,957             39,281                63.4
    Certificates                                          324,903          263,481             61,422                23.3
                                                    --------------     ------------      -------------
        Total deposits                                $ 1,024,605         $781,605           $243,000                31.1
                                                    ==============     ============      =============
Average rate on deposits                                     2.54 %           2.10 %              .44 %              21.0
                                                    ==============     ============      =============
Total fees and other revenues (quarter ended)           $  29,952         $ 23,081           $  6,871                29.8
                                                    ==============     ============      =============
Total fees and other revenues (year-to-date)            $  81,763         $ 62,090           $ 19,673                31.7
                                                    ==============     ============      =============
Consumer loans outstanding                              $ 223,608         $177,628           $ 45,980                25.9
                                                    ==============     ============      =============


BORROWINGS

Borrowings totaled $3.1 billion as of September 30, 2000, up $31.2 million from year-end 1999. The increase was primarily due to increases of $159 million in treasury, tax and loan notes and $104.1 million in FHLB advances, partially offset by decreases of $151.6 million in securities sold under repurchase agreements, $42 million in TCF's bank line of credit and $22.4 million in commercial paper. At September 30, 2000, TCF had no commercial paper outstanding and no outstanding balance on its bank line of credit. Included in FHLB advances at September 30, 2000 are $1.2 billion of fixed-rate advances, which are callable at par on certain anniversary dates and quarterly thereafter until maturity. If called, the FHLB will provide replacement funding at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions. Due to recent increases in interest rates, the market rates exceeded the contract rates for TCF's entire portfolio of callable FHLB advances at September 30, 2000. The weighted-average rate on borrowings increased to 6.26% at September 30, 2000, from 5.91% at December 31, 1999. At September 30, 2000, borrowings with a maturity of one year or less totaled $1.5 billion. In addition, included in FHLB advances at September 30, 2000 are $488 million of long-term FHLB advances that have call dates within one year.

STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 2000 was $859.4 million, or 7.8% of total assets, up from $809 million, or 7.6% of total assets, at December 31, 1999. The increase in stockholders' equity is primarily due to net income of $134.1 million for the first nine months of 2000 and a decrease of $16.3 million in accumulated other comprehensive loss, partially offset by the repurchase of 2,966,300 shares of TCF's common stock at a cost of $63.1 million and the payment of $49.2 million in dividends on common stock. On October 23, 2000, TCF declared a quarterly dividend of 21.25 cents per common share, payable on November 30, 2000 to shareholders of record as of November 3, 2000.

Treasury stock and other consists of the following:


                                                              At                          At
                                                        September 30,                December 31,
(In thousands)                                               2000                        1999
                                                       -----------------            ----------------
Treasury stock, at cost                                    $  (317,509)                $  (295,148)
Shares held in trust for deferred
  compensation plans, at cost                                  (60,462)                    (46,066)
Unamortized deferred compensation                              (32,677)                    (14,887)
Loan to Executive Deferred Compensation Plan                    (5,566)                     (4,721)
Unearned ESOP shares                                              (338)                          -
                                                       -----------------            ----------------
                                                           $  (416,552)                $  (360,822)
                                                       =================            ================

On June 22, 2000, TCF announced that the Company had entered into an agreement with a third party that provides TCF with an option to purchase up to $50 million of TCF's common stock under a forward share repurchase contract. The forward transactions can be settled from time to time, at the Company's election, on a physical, net cash or net share basis. The final maturity date of the agreement is June 24, 2002. At September 30, 2000, there were no open forward purchases under this contract.

At September 30, 2000, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)," requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. A derivative may be designated as a hedge of an exposure to changes in the fair value of a recognized asset or liability, an exposure to variable cash flows of a forecasted transaction, or a foreign currency exposure. The accounting for gains and losses associated with changes in the fair value of a derivative and the impact on TCF's consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in offsetting changes in the fair value or cash flows of the underlying hedged item. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. TCF has not used derivatives to hedge exposures other than the use of forward contracts in its mortgage banking secondary marketing operations. The impact of SFAS No. 133 on the Company's financial position and results of operations will not be material.

EARNINGS TELECONFERENCE

TCF hosts quarterly conference calls to discuss its financial results. Additional information regarding TCF's conference calls can be obtained from the investor relations section within TCF's web site at www.tcfbank.com or by contacting TCF's Corporate Communications Department at (952) 745-2760.

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

                                    TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                                             SUPPLEMENTARY INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                         At           At           At            At            At             At            At
(DOLLARS IN THOUSANDS,               Sept. 30,     June 30,     March 31,     Dec. 31,      Sept. 30,      June 30,     March 31,
EXCEPT PER-SHARE DATA)                  2000         2000         2000          1999          1999           1999          1999
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                         $10,980,000  $10,905,705  $10,761,821  $10,661,716   $10,342,248    $10,338,341  $10,200,744

Investments                              132,173      131,635      155,265      148,154       127,701        194,781      158,222
Securities available for sale          1,413,218    1,436,836    1,470,532    1,521,661     1,599,438      1,701,063    1,569,406
Loans and leases                       8,359,667    8,231,150    8,091,793    7,895,743     7,602,130      7,431,171    7,293,329
Deposits                               6,810,921    6,719,962    6,823,248    6,584,835     6,633,738      6,648,283    6,632,481
Borrowings                             3,115,066    3,205,732    2,975,080    3,083,888     2,721,200      2,734,652    2,579,789
Stockholders' equity                     859,444      807,382      780,311      808,982       815,304        810,448      824,442
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                     Sept. 30,       June 30,      March 31,      Dec. 31,      Sept. 30,      June 30,    March 31,
                                        2000           2000          2000           1999          1999           1999          1999
------------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA:

Interest income                      $  210,709  $   204,407  $   197,157  $     193,043   $   188,656    $  186,359   $ 184,043
Interest expense                        100,035       94,209       90,317         86,931        82,116        79,637      79,204
                                    ------------- ------------  ------------ ------------  ------------  ------------- -------------
    Net interest income                 110,674      110,198      106,840        106,112       106,540       106,722     104,839
Provision for credit losses               3,688        5,383          990          3,371         2,845         2,947       7,760
                                    ------------- ------------  ------------ ------------  ------------  ------------- -------------
    Net interest income after
        provision for credit losses     106,986      104,815      105,850        102,741       103,695       103,775      97,079
                                    ------------- ------------  ------------ ------------  ------------  ------------- -------------
Non-interest income:
    Gain (loss) on sales of
    securities available for sale             -            -            -              -             -           (5)       3,199
    Gain on sales of loan servicing           -            -            -              -             -          743        2,333
    Gain on sales of branches                 -        3,866            -          3,349         6,429        2,382            -
    Gain on sale of subsidiaries              -            -            -          5,522             -            -            -
    Title insurance revenues                  -            -            -          2,490         3,953        4,512        4,466
    Other non-interest income            85,276       82,438       72,953         74,785        72,137       68,385       63,919
                                    ------------- ------------  ------------ ------------  ------------  ------------- ------------
       Total non-interest income         85,276       86,304       72,953         86,146        82,519       76,017       73,917
                                    ------------- ------------  ------------ ------------  ------------  ------------- ------------
Non-interest expense:
    Amortization of goodwill and
        other intangibles                 2,515        2,484        2,483          2,665         2,676        2,673        2,675
    Other non-interest expense          113,818      112,761      110,107        112,292       114,061      110,106      105,650
                                    ------------- ------------  ------------ ------------  ------------  ------------- ------------
        Total non-interest expense      116,333      115,245      112,590        114,957       116,737      112,779      108,325
                                    ------------- ------------  ------------ ------------  ------------  ------------- ------------
    Income before income tax             75,929       75,874       66,213         73,930        69,477       67,013       62,671
    Income tax expense                   29,232       29,212       25,492         28,980        26,717       26,024       25,331
                                    ------------- ------------  ------------ ------------  ------------  ------------- ------------

    Net income                       $   46,697   $   46,662    $  40,721     $   44,950    $   42,760   $   40,989    $  37,340
                                    ============= ============  ============ ============  ============  ============= ============
Per common share:
    Basic earnings                   $      .60   $      .60    $     .51     $      .55    $      .52   $      .50    $     .45
                                    ============= ============  ============ ============  ============  ============= ============
    Diluted earnings                 $      .59   $      .59    $     .51     $      .55    $      .52          .49          .44
                                    ============= ============  ============ ============  ============  ============= ============
    Diluted cash earnings (1)        $      .61   $      .61    $     .53     $      .58    $      .54   $      .52    $     .47
                                    ============= ============  ============ ============  ============  ============= ============
    Dividends declared               $    .2125   $    .2125    $   .1875     $    .1875    $    .1875   $    .1875    $   .1625
                                    ============= ============  ============ ============  ============  ============= ============

FINANCIAL RATIOS (2):
Return on average assets                   1.71 %       1.73 %       1.53 %         1.72 %        1.66 %       1.60 %       1.48 %
Cash return on average assets (1)          1.78         1.80         1.60           1.80          1.73         1.67         1.55
Return on average realized common
  equity                                  21.52        22.19        19.24          21.04         20.37        19.81        18.06
Return on average common equity           22.55        23.72        20.55          22.03         21.29        20.11        17.99
Cash return on average realized
  common equity (1)                       22.39        23.09        20.12          22.14         21.27        20.73        18.97
Average total equity to average
  assets                                   7.60         7.28         7.44           7.78          7.79         7.95         8.22
Average realized tangible equity to
  average assets                           6.43         6.23         6.35           6.50          6.44         6.33         6.39
Average tangible equity to average
  assets                                   6.06         5.72         5.84           6.13          6.08         6.21         6.42
Net interest margin (3)                    4.38         4.38         4.32           4.38          4.46         4.52         4.52
--------------------------------------------------------------------------------

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

                  TCF FINANCIAL CORPORATION AND SUBSIDIARIES
                     Supplementary Information (Continued)

        Consolidated Average Balance Sheets, Interest and Dividends
            Earned or Paid, and Related Interest Yields and Rates

                                                           Nine Months Ended September 30,
                                    ------------------------------------------------------------------------------
                                                    2000                                     1999
                                    --------------------------------------   -------------------------------------
                                                                 Interest                                Interest
                                                                  Yields                                  Yields
                                       Average                     and          Average                    and
(Dollars in thousands)                 Balance     Interest (1)  Rates (2)      Balance    Interest (1)  Rates (2)
                                    -------------- ------------- ---------   -------------------------------------
ASSETS:
  Investments                           $ 136,367      $  7,262      7.10 %      $ 142,261      $  6,912     6.48 %
                                    -------------- -------------             -------------- -------------
  Securities available for sale (3)     1,522,904        75,456      6.61        1,715,104        84,512     6.57
                                    -------------- -------------             -------------- -------------
  Loans held for sale                     217,144        12,624      7.75          199,362         9,855     6.59
                                    -------------- -------------             -------------- -------------
  Loans and leases:
    Residential real estate             3,899,990       207,688      7.10        3,785,587       198,450     6.99
    Commercial real estate              1,161,679        74,889      8.60          899,809        56,294     8.34
    Commercial business                   362,377        24,579      9.04          330,661        19,549     7.88
    Consumer                            2,116,285       161,120     10.15        1,954,330       149,175    10.18
    Leasing and equipment finance         605,008        48,655     10.72          402,040        34,311    11.38
                                    -------------- -------------             -------------- -------------
      Total loans and leases (4)        8,145,339       516,931      8.46        7,372,427       457,779     8.28
                                    -------------- -------------             -------------- -------------
         Total interest-
            earning assets             10,021,754       612,273      8.15        9,429,154       559,058     7.91
                                                   ------------- ---------                  ------------- --------
  Other assets (5)                        760,904                                  796,561
                                    --------------                           --------------
      Total assets                    $10,782,658                              $10,225,715
                                    ==============                           ==============

LIABILITIES AND
  STOCKHOLDERS' EQUITY:
  Non-interest bearing deposits        $1,309,823                               $1,169,600
                                    --------------                           --------------
  Interest-bearing deposits:
     Checking                             740,270         3,282       .59          710,476         3,047      .57
     Passbook and statement             1,052,867         8,793      1.11        1,122,881         9,378     1.11
     Money market                         738,536        17,361      3.13          731,527        14,279     2.60
     Certificates                       2,832,672       114,146      5.37        2,900,377       104,467     4.80
                                    -------------- -------------             -------------- -------------
        Total  interest-bearing
            deposits                    5,364,345       143,582      3.57        5,465,261       131,171     3.20
                                    -------------- -------------             -------------- -------------
               Total deposits           6,674,168       143,582      2.87        6,634,861       131,171     2.64
                                    -------------- -------------             -------------- -------------
   Borrowings:
      Securities sold under
         repurchase agreements
         and federal funds
         purchased                        879,472        41,169      6.24          413,312        16,059     5.18
      FHLB advances                     1,883,448        81,470      5.77        1,851,435        75,808     5.46
      Discounted lease rentals            164,912        10,429      8.43          173,622        10,451     8.03
      Other borrowings                    145,925         7,911      7.23          162,638         7,468     6.12
                                    -------------- -------------             -------------- -------------
        Total borrowings                3,073,757       140,979      6.12        2,601,007       109,786     5.63
                                    -------------- -------------             -------------- -------------
           Total interest-bearing
               liabilities              8,438,102       284,561      4.50        8,066,268       240,957     3.98
                                                   ------------- ---------                  ------------- --------
  Other liabilities (5)                   230,432                                  173,669
                                    --------------                           --------------
      Total liabilities                 9,978,357                                9,409,537
  Stockholders' equity (5)                804,301                                  816,178
                                    --------------                           --------------
      Total liabilities
         and stockholders' equity     $10,782,658                              $10,225,715
                                    ==============                           ==============

Net interest income                                   $ 327,712                                $ 318,101
                                                   =============                           ==============
Net interest-rate spread                                             3.65 %                                  3.93 %
                                                                 =========                               =========
Net interest margin                                                  4.36 %                                  4.50 %
                                                                 =========                               =========

------------------------------------
(1) Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $137,000 and $132,000 was recognized during the nine months ended September 30, 2000 and 1999, respectively.
(2) Annualized.
(3) Average balance and yield of securities available for sale is based upon the historical amortized cost.
(4) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5) Average balance is based upon month-end balances.

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

The Court of Federal Claims has also issued damages decisions in several other "supervisory goodwill" cases. While the Court awarded the plaintiffs in some of these cases damages for the government's breach of "supervisory goodwill" contracts, the Court rejected certain of the plaintiffs' claims for damages, and awarded the plaintiffs only a portion of the damages they sought. Certain of these decisions are currently on appeal to the United States Court of Appeals for the Federal Circuit, and the Company expects the remaining decisions to be appealed as well. As noted, the Court of Federal Claims has held or is soon to hold trials in several other "supervisory goodwill" cases, and it is expected both that the Court will continue to issue additional decisions on both liability and damages issues and that most, if not all, of the Court's decisions in these cases will be appealed.

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

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See Index to Exhibits on page 31 of this report.

(b)      Reports on Form 8-K.

         A Current Report on Form 8-K, dated November 3, 2000, was filed furnishing certain investor presentation materials under Item 9 of Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TCF FINANCIAL CORPORATION




                                       /s/ Neil W. Brown
                                      -----------------------------
                                       Neil W. Brown, Executive Vice President,
                                        Chief Financial Officer and Treasurer
                                            (Principal Financial Officer)




                                      /s/ David M. Stautz
                                     ------------------------------
                                     David M. Stautz, Senior Vice President,
                                       Controller and Assistant Treasurer
                                         (Principal Accounting Officer)



Dated:   November 13, 2000

                                    TCF FINANCIAL CORPORATION AND SUBSIDIARIES

                                                 INDEX TO EXHIBITS
                                                   FOR FORM 10-Q


         Exhibit                                                                                        Sequentially
         Number                             Description                                                Numbered Page
         -------                            -----------                                                -------------

          4(a)           Copies of instruments with respect to long-term debt will be
                         furnished to the Securities and Exchange Commission upon request.                  N/A

          10(g)          Change in Control Agreement dated September 12, 2000 as executed by         (filed electronically)
                         Thomas A. Cusick, Lynn A. Nagorske, Gregory J. Pulles, Barry N.
                         Winslow, Neil W. Brown, Earl D. Stratton, Mark L. Jeter, Michael B.
                         Johnstone and Timothy P. Bailey.

          10(i)          Nonsolicitation and Confidentiality Agreement dated September 12,           (filed electronically)
                         2000 as executed by Thomas A. Cusick, Lynn A. Nagorske, Gregory J.
                         Pulles, Barry N. Winslow, Neil W. Brown, Earl D. Stratton, Mark L.
                         Jeter, Michael B. Johnstone and Timothy P. Bailey.

           11            Computation of Earnings Per Common Share

           27            Financial Data Schedules                                                    (filed electronically)