Form 10-K405
period 2000-12-31
TCF FINANCIAL CORP
filed 2001-03-29
CIK 814184

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K405

/x/ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2000

or

/ / Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
_______________________

Commission File
No. 001-10253
_______________________

TCF FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-1591444
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Lake Street East, Mail Code EX0-03-A, Wayzata, Minnesota 55391-1693
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
(Title of class)
________________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /X/

          As of March 16, 2001 the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was $2,527,245,102.

          As of March 16, 2001, there were outstanding 79,385,260 shares of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Specific portions of the registrant's annual report to shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV hereof.

          Specific portions of the registrant's definitive proxy statement dated March 28, 2001 are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I

Item 1.	Business
Forward-Looking Information
General
Lending Activities
Investment Activities
Sources of Funds
Other Information
Activities of Subsidiaries of TCF Financial Corporation
Recent Accounting Developments
Competition
Employees
Regulation
Taxation
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Index to Consolidated Financial Statements

Index to Exhibits

PART I

ITEM 1.      BUSINESS

FORWARD-LOOKING INFORMATION

      This Annual Report and other reports issued by TCF Financial Corporation (“TCF” or the “Company”), including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan and lease products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.

GENERAL

          TCF, a Delaware corporation based in Wayzata, Minnesota, with $11.2 billion in assets, is the holding company of two national banks, TCF National Bank operating in Minnesota, Illinois, Michigan, Wisconsin and Indiana and TCF National Bank Colorado operating in Colorado.  Unless otherwise indicated, references herein to TCF include its direct and indirect subsidiaries.  TCF’s subsidiary banks are collectively referred to herein as the "TCF Banks." References herein to the “Holding Company” or "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis.  Where information is incorporated in this report by reference to TCF's 2000 Annual Report, only those portions specifically identified are so incorporated.

          TCF’s products include commercial, consumer and residential mortgage loan and deposit products, leasing and equipment finance, insurance and mutual funds.  Some of its products, such as its commercial equipment and truck loans and leases, are offered in markets outside areas served by the TCF Banks.  TCF’s leasing operations have expanded significantly in recent periods.  TCF’s primary focus, however, has been on the delivery of retail banking products in markets served by the TCF Banks.  TCF's strategic emphasis on retail banking has allowed it to fund its assets primarily with retail core deposits, minimize wholesale borrowings and lower its interest-rate risk.  See “Corporate Profile” on page 21 of TCF’s 2000 Annual Report, incorporated herein by reference, for additional information concerning TCF’s business and strategies.

          TCF has significantly expanded its retail banking franchise in recent periods and had 352 retail banking branches at December 31, 2000.  In the past three years, TCF opened 164 new branches, of which 154 were supermarket branches. This expansion includes TCF's January 1998 acquisition of 76 branches and 178 automated teller machines ("ATMs") in Jewel-Osco stores in the Chicago, Illinois area.  TCF anticipates opening between 30 and 40 new branches during 2001.

          TCF's marketing strategy emphasizes attracting deposits held in checking, passbook and statement savings, and money market and certificate of deposit accounts.  TCF also engages in commercial, residential and consumer lending activities, leasing and equipment financing and in the insurance services business, including the sale of single premium tax-deferred annuities.  TCF also has a broker dealer selling non-proprietary mutual funds.

          Non-interest income is a significant source of revenues for TCF and an important factor in TCF's results of operations.  Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. See “Results of Operations – Non-Interest Income” on pages 25 through 27, and "Forward-Looking Information" and "Legislative, Legal and Regulatory Developments" on page 37 of TCF's 2000 Annual Report, incorporated herein by reference, for additional information.

                    At December 31, 2000, TCF operated 84 bank branches in Minnesota, 168 in Illinois, 32 in Wisconsin, 56 in Michigan and 12 in Colorado.  TCF strives to develop innovative banking products and services.  Of TCF's 352 bank branches, 213 were supermarket bank branches at December 31, 2000.  These supermarket bank branches provide TCF with the opportunity to sell its consumer products and services, including deposits and loans, at a relatively low entry cost and feature extended hours, including Saturdays and Sundays.  TCF's "Totally Free"SM checking accounts and other deposit products provide it with a significant source of low-interest cost funds and fee income.  During 2000, TCF introduced TCFExpress.com, its online banking service for customers.  TCF has expanded its ATM network to 1,384 machines at December 31, 2000, generally located in areas served by the TCF Banks, and offers its customers an automated telephone banking system.

          Federal legislation imposes numerous legal and regulatory requirements on financial institutions.  Among the most significant of these requirements are minimum regulatory capital levels and enforcement actions that can be taken by regulators when an institution's regulatory capital is deemed to be inadequate.  TCF and each of the TCF Banks currently exceed all of their current minimum regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.  See "REGULATION."

          As federally chartered national banks, the TCF Banks are subject to regulation and examination by the OCC and, in certain cases, by the Federal Deposit Insurance Corporation ("FDIC").  The TCF Banks' deposits are insured to $100,000 by the FDIC, and as such these institutions are subject to regulations promulgated by the FDIC.  The TCF Banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines and Topeka, and are also member banks within their respective Federal Reserve districts.  TCF Financial is a financial holding company and is subject to regulation and examination by the FRB.  See “SOURCES OF FUNDS – Borrowings” and "REGULATION — Regulation of TCF Financial and Affiliate and Insider Transactions."

The following description includes detailed information regarding the business of TCF and its subsidiaries.

LENDING ACTIVITIES

General

          TCF's lending activities reflect its community banking philosophy, emphasizing loans to individuals and small to medium-sized businesses in its primary market areas in Minnesota, Illinois, Wisconsin, Michigan and Colorado.   TCF is also engaged in leasing and equipment financing and has expanded its consumer lending operations in recent years.

          See "Financial Review — Financial Condition - Loans and Leases" on pages 28 through 30, Note 6 of Notes to Consolidated Financial Statements on pages 47 and 48 and "Other Financial Data" on pages 67 through 71 of TCF's 2000 Annual Report, incorporated herein by reference, for additional information regarding TCF's loan and lease portfolios.

Residential Real Estate Lending

          TCF's residential mortgage loan originations (first mortgage loans for the financing of one- to four-family homes) are predominantly secured by properties in Minnesota, Illinois, Wisconsin and Michigan.  TCF engages in both adjustable-rate and fixed-rate residential real estate lending.  Adjustable-rate residential real estate loans held in TCF's portfolio totaled $2.1 billion at December 31, 2000, compared with $2.2 billion at December 31, 1999.  Loan originations by TCF Mortgage Corporation ("TCF Mortgage"), a wholly owned subsidiary, include loans purchased from loan correspondents.

          TCF sells certain residential real estate loans in the secondary market, primarily on a nonrecourse basis.  TCF retains servicing rights for the majority of the loans it sells into the secondary market.  These sales provide additional funds for loan originations and also generate fee income.  TCF may also from time to time purchase or sell servicing rights on residential real estate loans.   At December 31, 2000, 1999 and 1998, TCF serviced residential real estate loans  for others totaling $4 billion, $2.9 billion and $3.7 billion, respectively.  During 2000, TCF purchased the bulk servicing rights on $933 million of residential mortgage loans at a cost of $13.8 million.  During 1999 and 1998, TCF sold bulk servicing rights on $344.6 million and $200.4 million of loans serviced for others at net gains of  $3.1 million and $2.4 million, respectively.  No bulk servicing sales occurred in 2000.

          Adjustable-rate residential real estate loans originated by TCF have various adjustment periods and generally provide for limitations on the amount the rate may adjust on each adjustment date, as well as the total amount of adjustments over the lives of the loans.  Accordingly, while this portfolio of loans is rate sensitive, it may not be as rate sensitive as TCF's cost of funds.  In addition to such interest-rate risk, TCF faces credit risks resulting from potential increased costs to borrowers as a result of rate adjustments on adjustable-rate loans in its portfolio, which will depend upon the magnitude and frequency of shifts in market interest rates.  Some adjustable-rate residential real estate loans originated by TCF in prior periods did not provide for limitations on rate adjustments.  Credit risk may also result from declines in the values of underlying real estate collateral.  See "— Classified Assets, Loan and Lease Delinquencies and Defaults."

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

Consumer Lending

          TCF makes consumer loans for personal, family or household purposes, such as debt consolidation or the financing of home improvements, automobiles, vacations and education.  Consumer loans totaled $2.2 billion at December 31, 2000, with $1.2 billion, or 54%, having fixed interest rates and $1 billion, or 46%, having adjustable interest rates.

          The consumer lending activities of the TCF Banks include a full range of consumer-oriented products including real estate secured loans, loans secured by personal property and unsecured personal loans.  Each of these loan types can be made on an open- or closed-end basis.  Consumer loan borrowers generally have higher debt-to-income ratios, and therefore consumer loans have a higher risk of loss than residential loans.  Unlike conventional first mortgage loans, consumer home equity loans tend to have a higher loan-to-value ratio and do not carry private mortgage insurance.  Consumer loans having adjustable interest rates also present a credit risk similar to that posed by residential real estate loans as a result of increased costs to borrowers in the event of a rise in rates (see discussion above under  “— Residential Real Estate Lending”). Consumer loans secured by real estate may present additional credit risk in the event of a decline in the value of real estate collateral.

          In response to intensifying price competition, in early 1999 TCF implemented a tiered pricing structure for its home equity loans. As a result of the new programs, TCF experienced an increase in the loan-to-value ratios on new home equity loans. Many of these loans are secured by a first lien on the home and include an advance to pay off an existing first lien mortgage loan.  These loans may have balances exceeding $100,000.  These loans may carry a higher level of credit risk than loans with a lower loan-to-value ratio.  Higher loan-to-value ratio loans are made to more creditworthy customers based on credit scoring models.  In December 1998, TCF began a restructuring of its consumer finance company operations, including the discontinuation of indirect automobile lending.  Most of its consumer finance offices were ultimately closed. For additional information on consumer lending, see "Financial Review — Financial Condition - Loans and Leases" on pages 28 through 30 of TCF's 2000 Annual Report, incorporated herein by reference.

          TCF originates education loans for resale.  TCF had $153.2 million of education loans held for sale at December 31, 2000, compared with $143.9 million at December 31, 1999.  TCF generally retains the education loans it originates until they are fully disbursed.  Under a forward commitment agreement with the Student Loan Marketing Association ("SLMA"), TCF can sell the education loans to SLMA once they are fully disbursed, but must sell the education loans to SLMA before they go into repayment status.  These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF.  TCF's future education loan origination activity will be dependent on continued support of guaranteed student loan programs by the U.S. Government and TCF's ability to continue to sell such loans to SLMA or other parties.  Federal legislation has limited the role of private lenders in originating education loans and has reduced the profitability of this activity, and such legislation may reduce the volume of TCF's education loan originations in future periods.

Commercial Real Estate Lending

          TCF currently originates longer-term loans on commercial real estate and, to a lesser extent, shorter-term construction loans.  TCF is endeavoring to increase its originations of commercial real estate loans to creditworthy borrowers based in its primary markets.  TCF may also engage in commercial real estate loan brokerage activity.  At December 31, 2000, adjustable-rate loans represented 80% of commercial real estate loans outstanding.  See "Financial Review — Financial Condition - Loans and Leases" on pages 28 through 30 of TCF's 2000 Annual Report, incorporated herein by reference, for additional information regarding the types of properties securing TCF's commercial real estate loans.

          At December 31, 2000, TCF's commercial construction and development loan portfolio totaled $178.4 million. Construction and permanent commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers.  In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

Commercial Business Lending

          TCF engages in general commercial business lending.  Commercial business loans may be secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis. TCF is seeking to expand its commercial business lending activity and in particular its lending to small and medium-sized businesses.  TCF's commercial business lending activities encompass loans with a broad variety of purposes, including working capital loans and loans to finance the purchase of equipment or other acquisitions.  As part of its commercial business and commercial real estate lending activities, TCF also issues standby letters of credit.  At December 31, 2000, TCF had 101 such standby letters of credit outstanding in the aggregate amount of $28.8 million.

          Recognizing the generally increased risks associated with commercial business lending, TCF originates commercial business loans in order to increase its short-term, variable-rate asset base and to contribute to its profitability through the higher rates earned on these loans and the marketing of other bank products.  TCF concentrates on originating commercial business loans primarily to middle-market companies based in its primary markets with borrowing requirements of less than $15 million.  Substantially all of TCF's commercial business loans outstanding at December 31, 2000 were to borrowers based in its primary markets.

Leasing and Equipment Finance

          TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse companies including large franchise organizations or their franchisees, small businesses, truck and trailer owners and operators and other equipment lessees.  At December 31, 2000, TCF’s leasing and equipment finance portfolio totaled $856.5 million, including $207.1 million of loans classified as equipment finance loans.  TCF entered the leasing business in June 1997 with the purchase of Winthrop Resources Corporation (“Winthrop”), a financial services company that leases computers, telecommunications equipment, point-of-sale systems and other business-essential equipment to companies nationwide.  In  September 1999, TCF expanded its leasing operations with the launch of TCF Leasing, Inc. (“TCF Leasing”), a de novo general equipment leasing business with a focus on middle-market companies, truck and trailer leasing and financing and lease discounting.

          TCF internally funds most of its leases, and consequently retains the credit risk on such leases.  TCF also may arrange permanent financing of certain leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates.  At December 31, 2000, $165.8 million or 25.4% of TCF’s lease portfolio was funded on a non-recourse basis with other financial institutions, compared with $178.4 million or 38.9% at December 31, 1999.  Proceeds from the assignment of the lease rentals are equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the other financial institutions.  Interest rates for this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the lease customer, the terms of the lease and the prevailing interest rates.  For a lease discounted on a non-recourse basis, the other financial institution has no recourse against TCF unless TCF is in default under the terms of the agreement under which the lease and the leased equipment are assigned to the other financial institution as collateral.  The other financial institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the lease customer occur under the terms of the lease.

Classified Assets, Loan and Lease Delinquencies and Defaults

          TCF has established a classification system for individual commercial loans or other assets based on OCC regulations under which all or part of a loan or other asset may be classified as "substandard," "doubtful," "loss" or "special mention."  It has also established overall ratings for various credit portfolios.  A loan or other asset is placed in the substandard category when it is considered to have a well-defined weakness.  A loan or other asset is placed in the doubtful category when some loss is likely but there is still sufficient uncertainty to permit the asset to remain on the books at its full value.  All or a portion of a loan or other asset is classified as loss when it is considered uncollectible, in which case it is generally charged off.  In some cases, loans or other assets for which some possible exposure to credit loss is perceived are classified as special mention.  Loans and other assets that are classified are subject to periodic review of their appropriate regulatory classifications.

          The following table summarizes information about  TCF’s non-accrual, restructured and past due loans and leases:

	At December 31,
	2000	1999	1998	1997	1996
	(In millions)
Non-accrual loans and leases	$35.2	$24.1	$33.7	$36.8	$26.4
Restructured loans	-	-	-	1.3	3.0
Total non-accrual and restructured loans and leases	$35.2	$24.1	$33.7	$38.1	$29.4
Accruing loans and leases 90 days or more past due	$5.0	$5.8	$-	$-	$-

          The allowance for loan and lease losses is based upon management's periodic analysis of TCF's loan and lease portfolios.  Although appropriate levels of reserves have been estimated based upon factors and trends identified by management, there can be no assurance that the levels are adequate.  Economic stagnation or reversals in the economy could give rise to increasing risk of credit losses and necessitate an increase in the required level of reserves.  The expansion of the Company's consumer lending and other lending and leasing operations creates increased exposure to increases in delinquencies, repossessions, foreclosures and losses that generally occur during economic downturns or recessions, or that may result from decreased profits affecting particular industry segments, such as increases in fuel costs that have had an adverse impact on the trucking industry.

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

          Additional information concerning TCF's allowance for loan and lease losses is set forth in "Financial Review — Financial Condition - Allowance for Loan and Lease Losses" on pages 30 and 31, in Note 1 of Notes to Consolidated Financial Statements on pages 43 through  45 and in Note 7 of Notes to Consolidated Financial Statements on page 48 of TCF's 2000 Annual Report, incorporated herein by reference.

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

          Information regarding the carrying values and fair values of TCF's investments and securities available for sale is set forth in Notes 3 and 4 of Notes to Consolidated Financial Statements on pages 45 and 46 of TCF's 2000 Annual Report, incorporated herein by reference.  Additional information regarding investments and securities available for sale is set forth in "Other Financial Data" on pages 67 through 71 of TCF's 2000 Annual Report, incorporated herein by reference.

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

          Consumer and commercial deposits are attracted principally from within TCF's primary market areas through the offering of a broad selection of deposit instruments including consumer and commercial demand deposit accounts, interest-bearing checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.

          The composition of TCF's deposits has a significant impact on its cost of funds.  TCF's marketing strategy emphasizes attracting core deposits held in checking, regular savings, money market and certificate of deposit accounts.  These accounts provide significant fee income and are a source of low-interest cost funds.  Checking, savings and money market  accounts comprised 59% of total deposits at December 31, 2000.  There were approximately 1.7 million retail checking, savings and money market accounts at December 31, 2000, compared with approximately 1.6 million and 1.4 million such accounts at December 31, 1999 and 1998 respectively.

          Information concerning TCF's deposits is set forth in "Financial Review — Financial Condition - Deposits" on page 34 and in Note 9 of Notes to Consolidated Financial Statements on page 50 of TCF's 2000 Annual Report, incorporated herein by reference.

Borrowings

          The FHLB System functions as a central reserve bank providing credit for financial institutions through a regional bank located within a particular financial institution's assigned region.  The TCF Banks are members of the FHLB System, are required to own a minimum level of FHLB capital stock and are authorized to apply for advances on the security of such stock and certain of their loans and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met.  TCF's FHLB advances totaled $1.9 billion at December 31, 2000, up $131.3 million from the balance at December 31, 1999.  FHLB advances are made pursuant to several different credit programs.  Each credit program has its own interest rates and range of maturities.  The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances.  Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs.  In addition to the program limitations, the amounts of advances for which an institution  may be eligible are generally based on the FHLB's assessment of the institution's creditworthiness.

          As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements ("reverse repurchase agreements") with FHLMC or major investment bankers utilizing government securities or mortgage-backed securities as collateral.   Reverse repurchase agreements totaled  $994.3 million  at December 31, 2000, compared  with $1 billion  at December 31, 1999.  Generally, securities with a value in excess of  the amount  borrowed are required  to be deposited as collateral with the counterparty to a reverse repurchase agreement.  The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and TCF enters into reverse repurchase agreements only with institutions with a satisfactory credit history.

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

          Information concerning TCF's FHLB advances, reverse repurchase agreements and other borrowings is set forth in "Financial Review — Financial Condition - Borrowings" on pages 34 and 35 and in Note 10 of Notes to Consolidated Financial Statements on pages 51 through 53 of TCF's 2000 Annual Report, incorporated herein by reference.

OTHER INFORMATION

Activities of Subsidiaries of TCF Financial Corporation

          TCF's business operations include those conducted by direct and indirect subsidiaries of TCF Financial.  During the year ended December 31, 2000 TCF's subsidiaries other than the TCF Banks were principally engaged in the following activities:

          Mortgage Banking - TCF Mortgage originates, purchases, sells and services residential first mortgage loans.

          Leasing - Winthrop and TCF Leasing provide a range of comprehensive lease finance products.  Winthrop leases high-technology and other business-essential equipment to customers ranging from large corporations to small, growing businesses.  TCF Leasing specializes in the leasing and financing of trucks and industrial equipment in key markets in various regions of the United States.

          Insurance and Investment Services - TCF Financial Insurance Agency, Inc., is an insurance agency engaging in the sale of fixed-rate, single premium tax-deferred annuities and life insurance products.  TCF Securities, Inc. engages in the sale of non-proprietary mutual fund products, and in the sale of variable-rate, single premium tax-deferred annuities.

Recent Accounting Developments

          There has been an ongoing review over many years of the accounting principles and practices used by financial institutions.  This review is expected to continue by banking regulators, the Securities and Exchange Commission ("SEC"), the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants ("AICPA") and other organizations.  As a result of this process, there have been new accounting pronouncements which have had an impact on TCF.  Further developments may be forthcoming in light of this ongoing review process.  See “Financial Review — Financial Condition - Recent Accounting Developments" on page 37 of TCF's 2000 Annual Report, incorporated herein by reference.

Competition

          TCF competes with a number of larger depository institutions and financial service providers  in its market areas, and experiences significant competition in attracting and retaining deposits and in lending funds.  TCF believes the primary factors in competing for deposits are the ability to offer competitive rates and products, convenient office locations and supporting data processing systems and services.  Direct competition for deposits comes primarily from other commercial banks, investment banks, credit unions and savings institutions.  Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. The primary factors in competing for loans are interest rates, loan origination fees and the range of services offered. TCF competes for the origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions.  TCF also competes nationwide with other leasing companies in the financing of high-technology, business-essential and other general equipment.  Expanded use of the internet has increased the potential competition affecting TCF and its loan, lease and deposit products.

Employees

          As of December 31, 2000, TCF had approximately 7,500 employees, including 2,800 part-time employees.  TCF provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, accident insurance, short- and long-term disability coverage, a pension plan and a shared contribution stock ownership 401(k) plan.

REGULATION

          The banking industry is generally subject to extensive regulatory oversight.  TCF Financial, as a publicly held financial holding company, and the TCF Banks, as national banks with deposits insured by the FDIC, are subject to a number of laws and regulations.  Many of these laws and regulations have undergone significant change in recent years.  These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements.  Future changes to these laws and regulations, and other new financial services laws and regulations are likely and cannot be predicted with certainty.

Recent Developments

•             Financial Modernization Act

          On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the “Act” or the “Gramm-Leach-Bliley Act”).  The Act significantly changes the regulatory structure and oversight of the financial services industry and expands financial affiliation opportunities for bank holding companies.  The Act permits “financial holding companies” to engage in a range of activities that are “financial in nature” or “incidental” thereto, such as banking, insurance, securities activities, and merchant banking.  To qualify to engage in expanded financial activities, a financial holding company must make certain required regulatory filings, and subsidiary depository institutions must be well-capitalized, well-managed and rated “satisfactory” or better under the Community Reinvestment Act.  The Act also permits national banks to engage in certain expanded financial activities through a financial subsidiary, provided the bank and its depository institution affiliates are deemed well-capitalized and well-managed and meet certain other regulatory requirements.

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

          The Act prohibits financial institutions from sharing non-public financial information on their customers to non- affiliated third parties unless the customer is provided the opportunity to opt-out or the customer consents.  However, the Act allows a financial institution to disclose confidential information pursuant to a joint marketing agreement (after full disclosure to the customer), to perform services on behalf of the institution, to market the institution’s own products, and to protect against fraud.  The federal banking agencies have issued regulations implementing privacy provisions of the Act.

          The provisions of the Act relating to financial holding companies became effective on March 11, 2000.  TCF became a financial holding company in June 2000.

•             Other Developments

           In 1999, TCF sought and obtained regulatory approval to merge the charters of the TCF Banks located in Minnesota, Illinois, Wisconsin and Michigan.  This merger was completed in the second quarter of 2000.  The merger of the bank charters did not significantly change the management approach or operations within these geographic states.

Regulatory Capital Requirements

          TCF Financial and the TCF Banks are subject to regulatory capital requirements of the FRB and the OCC, respectively.  These requirements are described below.  In addition, these regulatory agencies are required by law to take prompt action when institutions do not meet certain other minimum capital standards.  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defines five levels of capital condition, the highest of which is "well-capitalized," and requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or activity restrictions.  Undercapitalized banks must also develop a capital restoration plan and the parent financial holding company is required to guarantee compliance with the plan.  TCF Financial and the TCF Banks believe they would be considered "well-capitalized" under the FDICIA capital standards.

          The FRB's risk-based capital guidelines include among their objectives making regulatory capital  requirements more sensitive to differences in risk profiles of banking organizations, factoring off-balance-sheet exposures into the assessment of capital adequacy and minimizing disincentives to holding liquid, low-risk assets.  Under these guidelines, a financial holding company's assets and certain off-balance-sheet items are assigned to one of four risk categories, each weighted differently in accordance with the perceived level of risk posed by such assets or off-balance-sheet items.

          FRB guidelines also prescribe two "tiers" of capital.  "Tier 1" capital includes common stockholders' equity; qualifying noncumulative perpetual preferred stock (including related surplus); qualifying cumulative perpetual preferred stock (including related surplus), subject to certain limitations; and minority interests in the equity accounts of consolidated subsidiaries.  Tier 1 capital excludes goodwill and certain other intangible and other assets. “Supplementary” or "Tier 2" capital consists of the allowance for loan and lease losses, subject to certain limitations; perpetual preferred stock and related surplus, subject to certain conditions; hybrid capital instruments (i.e., those with characteristics of both equity and debt), perpetual debt and mandatory convertible debt securities; and term subordinated debt and intermediate-term preferred stock (including related surplus), subject to certain limitations.  The maximum amount of Tier 2 capital that is allowed to be included in an institution's qualifying total capital is 100% of Tier 1 capital, net of goodwill and other intangible assets required to be deducted.

          TCF Financial is currently required to maintain (i) Tier 1 capital equal to at least four percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to eight percent of risk-weighted assets.  The FRB also requires financial holding companies to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least three percent.  Higher leverage ratio requirements (minimum additional capital of 100 to 200 basis points) may be imposed for institutions that do not have the highest regulatory rating or that fail to meet certain other criteria.  At December 31, 2000, TCF believes it met all these requirements.  See Note 13 of Notes to Consolidated Financial Statements on page 55 of TCF's 2000 Annual Report, incorporated herein by reference.  The FRB has not advised TCF of any specific minimum Tier 1 leverage ratio applicable to it.

          The FRB's guidelines indicate that the FRB expects that financial holding  companies experiencing internal growth or making acquisitions should maintain stronger capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.  In addition, the guidelines provide that the FRB will use Tier 1 leverage guidelines in its inspection and supervisory process and as part of its analysis of applications to be approved by the FRB (this would include applications relating to financial holding company activities, acquisitions or other matters).  The guidelines also indicate that the FRB will review the Tier 1 leverage measure periodically and will consider adjustments needed to reflect significant changes in the economy, financial markets and banking practices.

          The OCC also imposes on the TCF Banks regulatory capital requirements that are substantially similar to those imposed by the FRB, and TCF believes the TCF Banks complied with OCC regulatory capital requirements at December 31, 2000.

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

Restrictions on Distributions

          Dividends or other capital distributions from the TCF Banks to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial's other borrowings, or for its other cash needs.  The TCF Banks' ability to pay dividends is dependent on regulatory policies and regulatory capital requirements.  The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies.  In general, the TCF Banks may not declare or pay a dividend to TCF Financial in excess of 100% of their net profits during a year combined with their retained net profits for the preceding two years without prior approval of the OCC.  The TCF Banks’ ability to make any capital distributions in the future may require regulatory approval and may be restricted by their regulatory authorities.  The TCF Banks' ability to make any such distributions may also depend on their earnings and ability to meet minimum regulatory capital requirements in effect during future periods.  These capital adequacy standards may be higher than existing minimum capital requirements.  The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice.  In addition, tax considerations may limit the ability of the TCF Banks to make dividend payments in excess of their current and accumulated tax “earnings and profits” (“E&P”).  Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates.  See “Financial Review — Financial Condition - Liquidity Management” on pages 33 and 34 and Note 12 of Notes to Consolidated Financial Statements on pages 54 and 55 of TCF’s 2000 Annual Report, incorporated herein by reference.

Regulation of TCF Financial and Affiliate and Insider Transactions

          TCF Financial is subject to regulation as a financial holding company.  It is required to register with the FRB and is subject to FRB regulations, examinations and reporting requirements relating to bank or financial holding companies.  As subsidiaries of a financial holding company, the TCF Banks are subject to certain restrictions in their dealings with TCF Financial and with other companies affiliated with TCF Financial, and also with each other.

          A holding company must serve as a source of strength for its subsidiary banks, and the FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.  In addition, Section 55 of the National Bank Act may permit the OCC to order the pro rata assessment of shareholders of a national bank where the capital of the bank has become impaired.  If a shareholder fails to pay such an assessment within three months, the OCC may order the sale of the shareholder's stock to cover a deficiency in the capital of a subsidiary bank.  In the event of a holding company's bankruptcy, any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

          Under the Bank Holding Company Act ("BHCA"), a bank holding company must obtain FRB approval before acquiring more than 5% control, or substantially all of the assets, of another bank, or bank or financial holding company, or merging or consolidating with such a holding company.  The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, or conducting activities permitted by the FRB as being closely related and proper incidents to the business of banking. As discussed, the Act permits financial holding companies to engage in an expanded list of activities, subject to certain restrictions.  See  “—Recent Developments.”

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

Insurance of Accounts; Depositor Preference

          The deposits of the TCF Banks are insured by the FDIC up to $100,000 per insured depositor.  Substantially all of TCF's deposits are Savings Association Insurance Fund (“SAIF”) insured, but TCF also has deposits insured by the Bank Insurance Fund  (“BIF”).  The FDIC has established a risk-based deposit insurance assessment under which deposit insurance assessments are based upon an institution's capital strength and supervisory condition, as determined by the institution's primary regulator.  The annual insurance premiums on bank deposits insured by the BIF and SAIF may vary between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

          In addition to risk-based deposit insurance assessments, assessments may be imposed on deposits insured by either the BIF or the SAIF to pay for the cost of Financing Corporation ("FICO") funding.  FICO assessment rates for 2000 ranged from $.0202 to $.0212 per $100 of deposits annually for both BIF-assessable and SAIF-assessable deposits.

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

Examinations and Regulatory Sanctions

          TCF is subject to periodic examination by the FRB, OCC and the FDIC.  Bank regulatory authorities may impose on institutions found to be operating in an unsafe or unsound manner a number of restrictions or new requirements, including but not limited to growth limitations, dividend restrictions, individual increased regulatory capital requirements, increased loan, lease and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities.  Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution's directors, officers, employees, agents or independent contractors.

          Subsidiaries of TCF are also subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain insurance, mortgage banking and securities brokerage activities.

National Bank Investment Limitations

          Permissible investments by national banks are limited by the National Bank Act, as amended, and by rules of the OCC. Non-traditional bank activities permitted by the Gramm-Leach-Bliley Act will subject a bank to additional regulatory limitations or requirements, including a required regulatory capital deduction and application of transactions with affiliates limitations in connection with such activities.  See “—Recent Developments.”

Future Legislative and Regulatory Change; Litigation and Enforcement Activity

          There are a number of respects in which future legislative or regulatory change, or changes in enforcement practices or court rulings, could adversely affect TCF, and it is generally not possible to predict when or if such changes may have an impact on TCF.  Legislative proposals for tax reform have sought the elimination of certain tax benefits for single premium annuities which, if adopted, could impair TCF's ability to market annuity products. Legislation and administrative action has limited the role of private lenders in education loans and has adversely affected the profitablilty of student lending activity.  TCF's non-interest income in future periods may be negatively impacted by pending state and federal legislative proposals which, if enacted, could limit loan, deposit or other fees and service charges.  Among other proposals, state legislation has been proposed which could eliminate ATM surcharge fees imposed by TCF, which could restrict the sharing of customer information among TCF-affiliated entities or would otherwise impose requirements on information-sharing practices that are more stringent than those imposed by the Gramm-Leach-Bliley Act.  See “—Recent Developments.”  These proposals could adversely affect TCF’s revenues and product marketing strategies. Financial institutions have also increasingly been the subject of private class action lawsuits challenging escrow account practices, private mortgage insurance requirements, the use of loan brokers and other practices.  Pending litigation against Visa and Mastercard, if successful, could have an adverse impact on the revenues of debit card issuers such as TCF.

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

Other Laws and Regulations

          TCF is subject to a wide array of other laws and regulations, both federal and state, including, but not limited to, usury laws, the CRA and related regulations, the Equal Credit Opportunity Act and Regulation B, Regulation D reserve requirements, Regulation E Electronic Funds transfer requirements, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X, and the Truth-in-Savings Act and Regulation DD. TCF is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans.  Although TCF's lending procedures include measures designed to limit lender liability for hazardous waste clean-up or other related liability, TCF has engaged in significant commercial lending activity, and lenders may be held liable for clean-up costs relating to hazardous wastes under certain circumstances.

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

          Beginning in 1996, the favorable bad debt method described above was repealed, putting savings institutions on the same tax bad debt method as commercial banks.  This legislation requires recapture of the amount of the tax bad debt reserves to the extent that they exceed the adjusted base year reserve (the “applicable excess reserves").  The applicable excess reserves are recaptured over a six-year period.  This recapture period can be deferred for a period of up to two years to the extent that a certain residential lending test is met.  TCF has previously provided taxes for the applicable excess reserves.

IRS Audit History

          The statute of limitations on TCF's consolidated federal tax return is closed through 1996, with the exception of certain filed refund claims.

          See "Financial Review — Results of Operations - Income Taxes" on page 28, Note 1 of Notes to Consolidated Financial Statements on pages 43 through 45 and Note 11 of Notes to Consolidated Financial Statements on pages 53 and 54 of TCF's 2000 Annual Report, incorporated herein by reference, for additional information regarding TCF's income taxes.

State Taxation

          TCF and/or its subsidiaries currently file tax returns in all 50 states and local tax returns in certain cities and other taxing jurisdictions.  TCF’s primary banking activities are in the states of Minnesota, Illinois, Wisconsin, Michigan and Colorado.  The tax rates  in those jurisdictions are 9.8%, 7.3%, 7.9%, 2.1% and 4.6%, respectively. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction.

ITEM 2.      PROPERTIES

Offices

          At December 31, 2000, TCF owned the buildings and land for 103 of its bank branch offices, owned the buildings but leased the land for 5 of its bank branch offices and leased the remaining 244 bank branch offices, all of which are well maintained.  The properties related to the bank branch offices owned by TCF had a depreciated cost of approximately $60.5 million at December 31, 2000.  At December 31, 2000, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $17.6 million.  In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $18.1 million at December 31, 2000.  See Note 8 of Notes to Consolidated Financial Statements on pages 49 and 50 of TCF's 2000 Annual Report, incorporated herein by reference.

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

            On November 2, 1993, TCF National Bank Minnesota ("TCF Minnesota," now known as "TCF National Bank") filed a complaint in the United States Court of Federal Claims seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process.  TCF Minnesota’s claim is based on the government’s breach of contract in connection with TCF Minnesota’s acquisitions of certain savings institutions prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), which contracts allowed TCF Minnesota to treat the “supervisory goodwill” created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment.  The United States has not yet answered TCF Minnesota’s complaint.  TCF Minnesota’s complaint involves approximately $80.3 million in supervisory goodwill.

            In August 1995, TCF National Bank Michigan ("TCF Michigan," now known as "TCF National Bank") filed with the United States Court of Federal Claims a complaint seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process.  TCF Michigan’s claim is based on the government’s breach of contract in connection with TCF Michigan’s acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which contracts allowed TCF Michigan to treat the “supervisory goodwill” created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment.  The United States has not yet answered TCF Michigan’s complaint.  TCF Michigan’s complaint involves approximately $87.3 million in supervisory goodwill.

            On July 1, 1996, the United States Supreme Court issued a decision affirming the August 30, 1995 decision of the United States Court of Appeals for the Federal Circuit, which decision had affirmed the Court of Federal Claims’ liability determinations in three other “supervisory goodwill” cases, consolidated for review under the title Winstar Corp. v. United States, 116 S.Ct. 2432 (1996).  In rejecting the United States’ consolidated appeal from the Court of Federal Claims’ decisions, the Supreme Court held in Winstar that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs’ acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital.  Two of the three cases consolidated in the Supreme Court proceedings have since been tried before the Court of Federal Claims on the issue of damages, and the third was settled without trial.  In one of the cases that proceeded to a damages trial, Glendale Federal Bank, FSB v. United States, 43 Fed. Cl. 390 (1999), the Court of Federal Claims issued a decision on April 9, 1999, awarding the plaintiff in that case $908,948,000 in restitution and non-overlapping reliance damages.  The other case which went to trial was settled in June 1998.

            The Glendale damages decision was appealed to the United States Court of Appeals for the Federal Circuit, and on February 16, 2001, the Federal Circuit vacated the trial court’s award of damages.  The Federal Circuit held that the trial court’s award of approximately $530 million in restitution was erroneous given the facts of the case.  The Federal Circuit concluded that for purposes of measuring the loss suffered by Glendale as a result of the Government’s breach, reliance damages provided a “firmer and more rational basis” than the alternative damages theories argued by the parties.  The Federal Circuit did not affirm or reverse the trial court’s award of approximately $380 million in non-overlapping post-breach reliance damages, but instead remanded the case to the Court of Federal Claims for a determination of the total reliance damages to which Glendale may be entitled.  It is not known whether in banc or Supreme Court review of the Federal Circuit’s decision in Glendale will be sought.

            On December 22, 1997, the Court of Federal Claims issued a decision finding the existence of contracts and governmental breaches of those contracts in four other “supervisory goodwill” cases, consolidated for purposes of that decision only under the title California Federal Bank v. United States, 39 Fed. Cl. 753 (1997).  In reaching its decision, the Court of Federal Claims rejected a number of “common issue” defenses that the government has raised in a number of “supervisory goodwill” cases.  In November 1998, the Court of Federal Claims issued another decision in the California Federal case prohibiting the plaintiff in that case from offering evidence as to a lost profits theory of damages.  A two-month trial regarding the plaintiff’s other damages theories in that case was concluded in early March 1999.  On April 21, 1999, the Court of Federal Claims entered judgment for the plaintiff in California Federal, and awarded the plaintiff $22,966,523.42 in damages under a cost of replacement capital theory.  California Federal Bank v. United States, 43 Fed Cl. 445 (1999).  The California Federal decision has been appealed to the United States Court of Appeals for the Federal Circuit.

          The Court of Federal Claims  has also issued damages decisions in several other “supervisory goodwill” cases.  While the Court awarded the plaintiffs in some of these cases damages for the government’s breach of “supervisory goodwill” contracts, the Court rejected certain of the plaintiffs’ claims for damages, and awarded the plaintiffs only a portion of the damages they sought.  Certain of these decisions are currently on appeal to the United States Court of Appeals for the Federal Circuit, and the Company expects the remaining decisions to be appealed as well.  As noted, the Court of Federal Claims has held or is soon to hold trials in several other “supervisory goodwill” cases, and it is expected both that the Court will continue to issue additional decisions on both liability and damages issues and that most, if not all, of the Court’s decisions in these cases will be appealed.

            The government has indicated that it will have a number of affirmative defenses against goodwill litigation filed against it.  The TCF Minnesota and TCF Michigan actions involve a variety of different types of transactions, contracts and contract provisions.  There can be no assurance that the U.S. Supreme Court decision in Winstar or liability and damages decisions in Glendale, California Federal and other cases will mean that a similar result would be obtained in the actions filed by TCF Minnesota and TCF Michigan.  There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or TCF Michigan or, even if a determination favorable to TCF Minnesota or TCF Michigan is made on the issue of the government’s liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota’s or TCF Michigan’s claim.  Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota’s or TCF Michigan’s cases, and investors should not anticipate any recovery.

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

			Dividends
	High	Low	Declared
2000:
First Quarter	$24.88	$18.00	$.1875
Second Quarter	29.06	22.00	.2125
Third Quarter	37.88	25.75	.2125
Fourth Quarter	45.56	33.81	.2125

1999:
First Quarter	$27.25	$21.69	$.1625
Second Quarter	30.69	25.13	.1875
Third Quarter	29.38	26.63	.1875
Fourth Quarter	30.56	23.75	.1875

          As of  March 16, 2001, there were approximately 11,700 record holders of TCF's common stock.

          The Board of Directors of TCF Financial has not adopted a formal dividend policy.  The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF.  The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from the TCF Banks), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, the TCF Banks may not declare or pay a dividend to TCF in excess of 100% of their net profits for that year combined with their retained net profits for the preceding two calendar years without prior approval of the OCC.  Restrictions on the ability of the TCF Banks to pay cash dividends or possible diminished earnings of the indirect subsidiaries of TCF Financial may limit the ability of TCF Financial to pay dividends in the future to holders of its common stock.  See "REGULATION — Regulatory Capital Requirements,"  "REGULATION — Restrictions on Distributions" and Note 12 of Notes to Consolidated Financial Statements on pages 54 and 55 of TCF's 2000 Annual Report, incorporated herein by reference.  Federal income tax rules may also limit dividend payments under certain circumstances.  See "TAXATION," and Note 11 of Notes to Consolidated Financial Statements on pages 53 and 54 of TCF's 2000 Annual Report, incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

             The Other Financial Data on pages 67 through 71 of TCF's 2000 Annual Report, presenting selected financial data, is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and related notes appearing on pages 38 through 66 of TCF's 2000 Annual Report, incorporated herein by reference.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Financial Review on pages 21 through 37 of TCF's 2000 Annual Report, presenting management's discussion and analysis of TCF's financial condition and results of operations, is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The quantitative and qualitative disclosures about market risk set forth on pages 35 through 37 of TCF's 2000 Annual Report are incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial Data set forth on pages 38 through 71 of TCF's 2000 Annual Report are incorporated herein by reference.  See Index to Consolidated Financial Statements on page 21 of this report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding directors and executive officers of TCF is set forth on pages 3 through 14 and pages 16 through 20 of TCF's definitive proxy statement dated March 28, 2001 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

          Information regarding compensation of directors and executive officers of TCF is set forth on page 8, pages 12 through 14 and pages 17 through 20 of TCF's definitive proxy statement dated March 28, 2001 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding ownership of TCF's common stock by TCF's directors, executive officers, and certain other shareholders is set forth on pages 9 and 10 of TCF's definitive proxy statement dated March 28, 2001 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding certain relationships and transactions between TCF and management is set forth on page 6 of TCF's definitive proxy statement dated March 28, 2001 and is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements
See Index to Consolidated Financial Statements on page 21 of this report.

2.	Financial Statement Schedules
All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto or is not applicable.

3.	Exhibits
See Index to Exhibits on page 21 of this report.

(b)	Reports on Form 8-K

A Current Report on Form 8-K, dated December 4, 2000, was submitted furnishing certain investor presentation materials under Item 9 of Form 8-K.

A Current Report on Form 8-K, dated February 1, 2001, was submitted furnishing certain investor presentation materials under Item 9 of Form 8-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION
Registrant
By /s/ WILLIAM A. COOPER
William A. Cooper
Chairman of the Board and
Chief Executive Officer

Dated:  March 23, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM A. COOPER	Chairman of the Board, Chief Executive Officer and Director	March 23, 2001
William A. Cooper

/s/ THOMAS A. CUSICK	Vice Chairman of the Board, Chief Operating Officer and Director	March 23, 2001
Thomas A. Cusick

/s/ LYNN A. NAGORSKE	President and Director	March 23, 2001
Lynn A. Nagorske

/s/ NEIL W. BROWN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 23, 2001
Neil W. Brown

/s/ DAVID M. STAUTZ	Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)	March 23, 2001
David M. Stautz

/s/ WILLIAM F. BIEBER	Director	March 23, 2001
William F. Bieber

/s/ RODNEY P. BURWELL	Director	March 23, 2001
Rodney P. Burwell

/s/ JOHN M. EGGEMEYER III	Director	March 23, 2001
John M. Eggemeyer III

/s/ ROBERT E. EVANS	Director	March 23, 2001
Robert E. Evans

/s/ LUELLA G. GOLDBERG	Director	March 23, 2001
Luella G. Goldberg

/s/ GEORGE G. JOHNSON	Director	March 23, 2001
George G. Johnson

/s/ THOMAS J. McGOUGH	Director	March 23, 2001
Thomas J. McGough

/s/ RICHARD McNAMARA	Director	March 23, 2001
Richard McNamara

/s/ GERALD A. SCHWALBACH	Director	March 23, 2001
Gerald A. Schwalbach

/s/ RALPH STRANGIS	Director	March 23, 2001
Ralph Strangis

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following consolidated financial statements of TCF and its subsidiaries, included in TCF's 2000 Annual Report, are incorporated herein by reference in this report:

Description	Page in 2000 Annual Report

Independent Auditors' Report	66

Consolidated Statements of Financial Condition at December 31, 2000 and 1999	38

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000	39

Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2000	40

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000	42

Notes to Consolidated Financial Statements	43

Other Financial Data	67

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
3(a)	Restated Certificate of Incorporation of TCF Financial Corporation, as amended and restated through April 29, 1998 [incorporated by reference to Exhibit 3(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, No. 001-10253]

3(b)	Restated Bylaws of TCF Financial Corporation, as amended and restated through October 25, 1999; and as amended by amendment adopted April 28, 2000 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, No. 001-10253]

4(a)	Rights Agreement, dated as of May 12, 1999, between TCF Financial Corporation and BankBoston, N.A. [incorporated by reference to Exhibit 1 to TCF Financial Corporation's Registration Statement on Form 8-A, No. 001-10253 (filed May 24, 1999)]

4(b)	Indenture dated July 1, 1996 relating to 9.50% Senior Notes due 2003 between Winthrop Resources Corporation ("Winthrop") and Norwest Bank Minnesota, National Association, as Trustee [incorporated by reference to Exhibit 4.5 to Winthrop's Registration Statement on Form S-2, File No. 333-04539 (filed May 24, 1996)]; as amended by First Supplemental Indenture dated as of June 20, 1997 by and among Winthrop, TCF Financial Corporation and Norwest Bank Minnesota, National Association, as Trustee [incorporated by reference to Exhibit 4(d) to TCF Financial Corporation's Amendment No. 1 to Registration Statement on Form S-4, File No. 333-25905 (filed May 21, 1997)]

4(c)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(a)	Stock Option and Incentive Plan of TCF Financial Corporation, as amended [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-14203 (filed May 12, 1987)]; Second Amendment, Third Amendment and Fourth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, No. 0-16431]; Fifth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 001-10253]; amendment dated January 21, 1991 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 001-10253]; and as further amended by amendment dated January 28, 1992 and amendment dated March 23, 1992 (effective April 15, 1992) [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, No. 001-10253]

10(b)	TCF Financial 1995 Incentive Stock Program, as amended October 1, 1995 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; as amended October 22, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; and as further amended on January 24, 2000 and approved by shareholders of TCF Financial Corporation at the Annual Meeting on May 10, 2000 [incorporated by reference from TCF Financial Corporation’s Proxy Statement filed March 31, 2000]

10(c)	Amended and Restated TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated effective as of January 1, 2000 [incorporated by reference to Exhibit 10(c) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, No. 001-10253]

10(d)#	Amended and Restated Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000

10(e)*	Employment Agreement of William A. Cooper, dated July 1, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, No. 001-10253]; as amended March 1, 1997 [incorporated by reference to Exhibit 10(e) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]

10(f)*	Change in Control Agreement of William A. Cooper, dated July 1, 1996 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, No. 001-10253]

10(g)*	Change in Control Agreement dated September 12, 2000 as executed by Thomas A. Cusick, Lynn A. Nagorske, Gregory J. Pulles, Barry N. Winslow, Neil W. Brown, Earl D. Stratton, Mark L. Jeter, Michael B. Johnstone and Timothy P. Bailey and dated November 1, 2000 as executed by Thomas J. Wagner [incorporated by reference to Exhibit 10(g) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, No. 001-10253]

10(h)*	Severance Agreement of William E. Dove, dated August 22, 1988 [incorporated by reference to Exhibit 19(d) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431]; amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(g) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 001-10253]; and amendment thereto dated October 24, 1995 [incorporated by reference to Exhibit 10(g) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]

10(i)*	Nonsolicitation and Confidentiality Agreement dated September 12, 2000 as executed by Thomas A. Cusick, Lynn A. Nagorske, Gregory J. Pulles, Barry N. Winslow, Neil W. Brown, Earl D. Stratton, Mark L. Jeter, Michael B. Johnstone and Timothy P. Bailey and dated November 1, 2000 as executed by Thomas J. Wagner [incorporated by reference to Exhibit 10(i) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, No. 001-10253]

10(j)	Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended effective September 30, 1998 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; and as further amended by amendment adopted January 24, 2000 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]

10(k)	Trust Agreement for TCF Financial Corporation Supplemental Employee Retirement Plan, dated August 21, 1991 [incorporated by reference to Exhibit 10.16 to TCF Financial Corporation's Registration Statement on Form S-2, filed November 15, 1991, No. 33-43988]; as amended on October 20, 1997 [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]

10(l)	TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated effective as of January 1, 2000 [incorporated by reference to Exhibit 10(n) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]

10(m)#	Amended and Restated Trust Agreement for TCF Financial Corporation Senior Officer Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000

10(n)	Directors Stock Program [incorporated by reference to Program filed with registrant's definitive proxy statement dated March 22, 1996, No. 001-10253]; amendment adopted June 20, 1998 [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]

10(o)	Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 16, 1994, No. 001-10253]; and 1995 Plan Acknowledgment [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1996 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1997 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; and 1998 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; 1999 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(r) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and 2000 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]

10(p)	1996 Performance-Based Incentive Policy [incorporated by reference to Policy filed with registrant's definitive proxy statement dated March 22, 1996, No. 001-10253]; Incentive Compensation 1997 Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 17, 1997, No. 001-10253]; 1999 Performance-Based Incentive Policy (approved by shareholders at the Annual Meeting on May 11, 1999) [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and as amended by amendment adopted January 24, 2000 and approved by shareholders of TCF Financial Corporation at its Annual Meeting on May 10, 2000 [incorporated by reference from TCF Financial Corporation’s Proxy Statement filed March 31, 2000]

10(q)	Supplemental Pension Agreement with Robert E. Evans, dated July 9, 1991 [incorporated by reference to Exhibit 10.22 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-57290 (filed January 22, 1993)]

10(r)	TCF Directors Deferred Compensation Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 15, 1995, No. 001-10253]; as amended October 22, 1996 [incorporated by reference to Exhibit 10(x) to TCF Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, No. 001-10253]; amendment adopted effective September 30, 1998 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; and as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]

10(s)#	Trust Agreement for TCF Directors Deferred Compensation Plan

10(t)	TCF Directors Retirement Plan dated October 24, 1995 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]

10(u)*	Employment Agreement of David Mackiewich dated September 5, 1997 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253[; as amended on August 18, 1998 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and as further amended on March 31, 1999 [incorporated by reference to Exhibit 10(w) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, No. 001-10253]

11#	Computation of earnings per common share

13#	TCF Financial Corporation 2000 Annual Report (portions incorporated by reference)

21#	Subsidiaries of TCF Financial Corporation (as of March 15, 2001)

23#	Consent of KPMG LLP dated March 26, 2001

*                           Executive Contract

#                           Filed herein