Form 10-Q
period 2001-03-31
TCF FINANCIAL CORP
filed 2001-05-14
CIK 814184

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended
March 31, 2001

or

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No.  001-10253

TCF FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-1591444
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Lake Street East, Mail Code EX0-03-A, Wayzata, Minnesota 55391-1693
(Address and Zip Code of principal executive offices)

Registrant’s telephone number, including area code:	(612) 661-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  ☒                             No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2001
Common Stock, $.01 par value	78,659,640 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL STATEMENTS
ITEM 1. Financial Statements
TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)
(Unaudited)

	At	At
	March 31,	December 31,
	2001	2000
ASSETS

Cash and due from banks	$356,102	$392,007
Investments	242,065	134,059
Securities available for sale	1,928,338	1,403,888
Loans held for sale	363,027	227,779
Loans and leases:
Residential real estate	3,450,311	3,673,831
Consumer	2,269,585	2,234,134
Commercial real estate	1,430,529	1,371,841
Commercial business	413,464	410,422
Leasing and equipment finance	896,678	856,471
Total loans and leases	8,460,567	8,546,699
Allowance for loan and lease losses	(68,136)	(66,669)
Net loans and leases	8,392,431	8,480,030
Premises and equipment, net	199,009	197,525
Goodwill	151,295	153,239
Deposit base intangibles	10,698	11,183
Other assets	202,159	197,752
	$11,845,124	$11,197,462

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Checking	$2,257,000	$2,203,943
Passbook and statement	1,140,401	1,045,388
Money market	883,390	836,888
Certificates	2,750,027	2,805,605
Total deposits	7,030,818	6,891,824
Securities sold under repurchase agreements and federal funds purchased	1,347,301	1,085,320
Federal Home Loan Bank advances	2,041,028	1,891,037
Discounted lease rentals	158,731	165,763
Other borrowings	128,368	42,125
Total borrowings	3,675,428	3,184,245
Accrued interest payable	30,904	37,055
Accrued expenses and other liabilities	212,908	174,118
Total liabilities	10,950,058	10,287,242
Stockholders' equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,736,126 and 92,755,659 shares issued	927	928
Additional paid-in capital	510,412	508,682
Retained earnings, subject to certain restrictions	864,146	835,605
Accumulated other comprehensive income (loss)	567	(9,868)
Treasury stock at cost, 13,864,026 and 12,466,626 shares, and other	(480,986)	(425,127)
Total stockholders' equity	895,066	910,220
	$11,845,124	$11,197,462

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2001	2000
Interest income:
Loans and leases	$180,268	$165,256
Securities available for sale	25,001	25,802
Loans held for sale	4,996	3,733
Investments	2,296	2,366
Total interest income	212,561	197,157
Interest expense:
Deposits	50,357	45,511
Borrowings	48,413	44,806
Total interest expense	98,770	90,317
Net interest income	113,791	106,840
Provision for credit losses	2,425	990
Net interest income after provision for credit losses	111,366	105,850
Non-interest income:
Fees and service charges	47,531	38,851
Electronic funds transfer revenues	19,438	17,360
Leasing	8,220	9,018
Investments and insurance	2,735	3,713
Gains on sales of loans held for sale	1,344	955
Other	3,977	3,056
Fees and other revenues	83,245	72,953
Gain on sale of branch	3,316	-
Total non-interest income	86,561	72,953
Non-interest expense:
Compensation and employee benefits	62,764	58,419
Occupancy and equipment	19,591	18,905
Advertising and promotions	5,268	4,177
Amortization of goodwill and other intangibles	2,429	2,483
Other	30,408	28,606
Total non-interest expense	120,460	112,590
Income before income tax expense	77,467	66,213
Income tax expense	29,244	25,492
Net income	$48,223	$40,721

Net income per common share:
Basic	$.62	$.51
Diluted	$.62	$.51

Dividends declared per common share	$.25	$.1875

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2001	2000
Cash flows from operating activities:
Net income	$48,223	$40,721
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	8,369	7,350
Amortization of goodwill and other intangibles	2,429	2,483
Provision for credit losses	2,425	990
Proceeds from sales of loans held for sale	282,891	84,843
Principal collected on loans held for sale	3,799	3,230
Originations and purchases of loans held for sale	(421,073)	(101,148)
Net (increase) decrease in other assets and liabilities, and accrued interest	22,257	(1,698)
Gains on sales of assets	(3,530)	-
Other, net	254	1,247

Total adjustments	(102,179)	(2,703)

Net cash provided (used) by operating activities	(53,956)	38,018

Cash flows from investing activities:
Principal collected on loans and leases	660,820	467,237
Originations and purchases of loans	(480,667)	(586,962)
Purchases of equipment for lease financing	(119,536)	(102,242)
Net decrease in interest-bearing deposits with banks	17	14,988
Proceeds from maturities of and principal collected on securities available for sale	41,761	43,709
Purchases of securities available for sale	(549,872)	-
Net increase in federal funds sold	(81,000)	(25,000)
Net (increase) decrease in Federal Home Loan Bank stock	(26,337)	2,950
Sales of deposits, net of cash paid	(26,958)	-
Other, net	(5,643)	(3,556)

Net cash used by investing activities	(587,415)	(188,876)

Cash flows from financing activities:
Net increase in deposits	169,040	238,413
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	261,981	(250,881)
Proceeds from borrowings	1,058,248	1,320,025
Payments on borrowings	(802,818)	(1,148,607)
Purchases of common stock to be held in treasury	(57,431)	(46,121)
Payments of dividends on common stock	(19,682)	(15,363)
Other, net	(3,872)	(4,981)

Net cash provided by financing activities	605,466	92,485

Net decrease in cash and due from banks	(35,905)	(58,373)
Cash and due from banks at beginning of period	392,007	429,262
Cash and due from banks at end of period	$356,102	$370,889

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$101,493	$98,719
Income taxes	$3,989	$10,291
Transfer of loans to other real estate owned and other assets	$5,695	$3,535

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total
Balance, December 31, 1999	92,804,205	$928	$500,797	$715,461	$(47,382)	$(360,822)	$808,982
Net income	-	-	-	40,721	-	-	40,721
Unrealized (loss) on securities available for sale, net of tax	-	-	-	-	(5,128)	-	(5,128)
Dividends on common stock	-	-	-	(15,363)	-	-	(15,363)
Purchase of 2,396,300 shares to be held in treasury	-	-	-	-	-	(48,351)	(48,351)
Issuance of 1,170,454 shares from treasury	-	-	(8,466)	-	-	8,466	-
Cancellation of shares	(21,305)	-	(523)	-	-	114	(409)
Amortization of deferred compensation	-	-	-	-	-	2,286	2,286
Exercise of stock options, 34,066 shares from treasury	-	-	(444)	-	-	924	480
Issuance of stock options	-	-	7	-	-	(7)	-
Shares held in trust for deferred compensation plans	-	-	11,208	-	-	(11,208)	-
Purchase of TCF stock to prefund the 401(k) plan, net	-	-	11	-	-	(1,197)	(1,186)
Loan to Executive Deferred Compensation Plan, net	-	-	-	-	-	(1,721)	(1,721)
Balance, March 31, 2000	92,782,900	$928	$502,590	$740,819	$(52,510)	$(411,516)	$780,311

Balance, December 31, 2000	92,755,659	$928	$508,682	$835,605	$(9,868)	$(425,127)	$910,220
Net income	-	-	-	48,223	-	-	48,223
Unrealized gain on securities available for sale, net of tax	-	-	-	-	10,435	-	10,435
Dividends on common stock	-	-	-	(19,682)	-	-	(19,682)
Purchase of 1,562,400 shares to be held in treasury	-	-	-	-	-	(57,431)	(57,431)
Issuance of 145,500 shares from treasury	-	-	1,626	-	-	(1,626)	-
Cancellation of shares	(19,533)	(1)	(853)	-	-	90	(764)
Amortization of deferred compensation	-	-	-	-	-	2,705	2,705
Exercise of stock options, 19,500 shares from treasury	-	-	882	-	-	522	1,404
Shares held in trust for deferred compensation plans	-	-	100	-	-	(100)	-
Purchase of TCF stock to prefund the 401(k) plan, net	-	-	(25)	-	-	(822)	(847)
Payments on Loan to Executive Deferred Compensation Plan	-	-	-	-	-	803	803
Balance, March 31, 2001	92,736,126	$927	$510,412	$864,146	$567	$(480,986)	$895,066

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.  The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and for the year then ended.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For consolidated statements of cash flows purposes, cash and cash equivalents include cash and due from banks.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)    Comprehensive Income

The following table summarizes the components of comprehensive income for the periods noted.  Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale.  Such unrealized gains or losses only pertain to a portion of TCF’s balance sheet and do not reflect the change in economic value of TCF as a whole.

	Three Months Ended
(In thousands)	March 31,
	2001	2000
Net income	$48,223	$40,721

Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) arising during the period on investment securities available for sale	16,515	(7,162)

Income tax expense (benefit)	6,080	(2,034)

Total other comprehensive income (loss), net of tax	10,435	(5,128)

Comprehensive income	$58,658	$35,593

(3)    Earnings Per Common Share

The weighted average number of common shares outstanding used to compute basic earnings per common share were 77,173,582 and 79,979,635 for the three months ended March 31, 2001 and 2000, respectively.  The weighted average number of common and common equivalent shares outstanding used to compute diluted earnings per common share were 78,147,319 and 80,491,039 for the three months ended March 31, 2001 and 2000, respectively.

(4)    Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.  Results for the first quarter of 2001 reflect changes in methodologies of certain allocations.  First quarter 2001 results for leasing and equipment finance include a $500,000, after-tax, increase in intercompany expense, and for mortgage banking, include a reduction of $249,000, after-tax, in intercompany expense compared with 2001.  The net offset to these changes in intercompany expense is included in banking results.

	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated

(In thousands)
At or For the Three Months Ended
March 31, 2001

Revenues from External Customers:
Interest Income	$187,550	23,010	1,911	90	-	$212,561
Non-Interest Income	73,297	8,220	5,023	21	-	86,561
Total	$260,847	31,230	6,934	111	-	$299,122

Net Interest Income	$99,965	10,198	1,951	281	1,396	$113,791
Provision for Credit Losses	612	1,813	-	-	-	2,425
Non-Interest Income	73,297	8,220	7,289	23,065	(25,310)	86,561
Amortization of Goodwill and Other Intangibles	2,322	107	-	-	-	2,429
Other Non-Interest Expense	102,224	9,177	7,546	22,998	(23,914)	118,031
Income Tax Expense	25,727	2,766	643	108	-	29,244
Net Income	$42,377	4,555	1,051	240	-	$48,223

Total Assets	$11,441,057	915,619	252,938	70,293	(834,783)	$11,845,124

At or For the Three Months Ended
March 31, 2000

Revenues from External Customers:
Interest Income	$182,846	13,467	757	87	-	$197,157
Non-Interest Income	60,549	9,018	3,368	18	-	72,953
Total	$243,395	22,485	4,125	105	-	$270,110

Net Interest Income (Expense)	$99,448	5,704	1,207	(927)	1,408	$106,840
Provision for Credit Losses	111	879	-	-	-	990
Non-Interest Income	60,549	9,018	5,808	21,869	(24,291)	72,953
Amortization of Goodwill and Other Intangibles	2,385	98	-	-	-	2,483
Other Non-Interest Expense	97,567	6,072	7,430	21,921	(22,883)	110,107
Income Tax Expense (Benefit)	23,119	2,958	(157)	(428)	-	25,492
Net Income (Loss)	$36,815	4,715	(258)	(551)	-	$40,721

Total Assets	$10,415,769	570,611	104,390	55,199	(384,148)	$10,761,821

(5)    Investments and Securities Available for Sale

Total investments and securities available for sale consist of the following (in thousands).  The amortized cost of investments approximate their fair values.

	At March 31, 2001		At December 31, 2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments
Interest-bearing deposits with banks	$339	$339	$332	$332
Federal Funds Sold	81,000	81,000	-	-
Federal Home Loan Bank stock, at cost	137,328	137,328	110,441	110,441
Federal Reserve Bank stock, at cost	23,398	23,398	23,286	23,286
Total investments	242,065	242,065	134,059	134,059
Securities Available for Sale
U.S. Government and other marketable securities	550	550	550	550
Mortgage-backed securities:
Federal agencies	1,891,072	1,892,971	1,380,196	1,365,620
Private issuer and collateralized mortgage obligations	35,824	34,817	38,765	37,718
Total securities available for sale	1,927,446	1,928,338	1,419,511	1,403,888
Total investments and securities available for sale	$2,169,511	$2,170,403	$1,553,570	$1,537,947

(6)     Mortgage Servicing Rights

Mortgage servicing rights, net of valuation allowance, are summarized as follows:

	Three Months
	Ended March 31,
(In thousands)	2001	2000

Balance at beginning of period	$40,086	$22,614
Mortgage servicing rights capitalized	6,163	1,067
Amortization	(2,104)	(1,210)
Valuation adjustments	(400)	-
Balance at end of period	$43,745	$22,471

The valuation allowance for mortgage servicing rights is summarized as follows:

	Three Months
	Ended March 31,
(In thousands)	2001	2000

Balance at beginning of period	$946	$946
Provision	400	-
Charge-offs	-	-
Balance at end of period	$1,346	$946

The fair value of mortgage servicing rights included in the Consolidated Statements of Financial Condition at March 31, 2001 was approximately $51.1 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates commensurate with the risks involved.  Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

(7)         Stockholders’ Equity

Treasury stock and other consists of the following:

	At	At
	March 31,	December 31,
(In thousands)	2001	2000

Treasury stock, at cost	$(378,038)	$(325,026)
Shares held in trust for deferred compensation plans, at cost	(62,008)	(61,908)
Unamortized deferred compensation	(35,784)	(33,056)
Loan to Executive Deferred Compensation Plan	(4,334)	(5,137)
Unearned ESOP shares	(822)	-
	$(480,986)	$(425,127)

During the first quarter of 2001, TCF contributed $1.5 million to the TCF Employees Stock Purchase Plan (the “Plan”) in order to prefund a portion of TCF’s employer match of employee contributions for 2001.  The Plan used the proceeds to purchase 39,154 shares of TCF common stock which are held as unallocated shares until released to employee accounts as employer matching contributions.  TCF anticipates that all shares will be allocated to employee accounts by the end of the year.  The unallocated shares of TCF common stock held by the Plan at March 31, 2001 are reflected as a reduction of stockholders’ equity as required by generally accepted accounting principles.

(8)         Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, TCF adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 requires that all derivative instruments as defined, including derivatives embedded in other financial instruments or contracts, be recognized as either assets or liabilities in the statement of financial condition at fair value.  Changes in the fair value of a derivative are recorded in the results of operations.  A derivative may be designated as a hedge of an exposure to changes in the fair value of an asset, liability or firm commitment or as a hedge of cash flows of forecasted transactions.  The accounting for derivatives that are used as hedges is dependent on the type of hedge and requires that a hedge be highly effective in offsetting changes in the hedged risk.

Under SFAS No. 133, TCF’s pipeline of locked residential mortgage loan commitments are considered derivatives and are recorded at fair value, with the changes in fair value recognized in gains on sales of loans held for sale in the statement of operations.  TCF economically hedges its risk of changes in the fair value of locked residential mortgage loan commitments due to changes in interest rates through the use of forward sales contracts.  Forward sales contracts require TCF to deliver qualifying residential mortgage loans or pools of loans at a specified future date at a specified price or yield.  Such forward sales contracts hedging the pipeline of locked residential mortgage loan commitments are derivatives under SFAS No. 133 and are recorded at fair value, with changes in fair value recognized in gains on sales of loans held for sale.  TCF also utilizes forward sales contracts to hedge its risk of changes in the fair value of its residential loans held for sale.  In accordance with fair value hedge accounting under SFAS No. 133, the forward sales contracts hedging the residential loans held for sale are recorded at fair value, with changes in fair value recognized in gains on sales of loans held for sale as is the offsetting change in the fair value of the hedged loans.

The impact of adopting SFAS No. 133 on TCF’s financial position was not material.  A transition adjustment of $117,000 was recorded in other income in the statement of operations.  During the first quarter of 2001, there were no gains or losses recognized in earnings representing ineffectiveness of the fair value hedges.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. - Management’s Discussion and Analysis of Financial
Condition and Results of Operations

CORPORATE PROFILE

TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. The Company has 352 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. Other affiliates provide leasing, mortgage banking, and annuity, insurance and mutual fund sales.

TCF provides convenient financial services through multiple channels to customers located primarily in the Midwest.  TCF has developed products and services designed to meet the needs of all consumers with a primary focus on middle- and lower-income individuals. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branch and automated teller machine (“ATM”) networks, and telephone and Internet banking. TCF’s philosophy is to generate top-line revenue growth (net interest income and fees and other revenues) through business lines that emphasize higher yielding assets and lower interest-cost deposits. The Company’s growth strategies include de novo branch expansion and the development of new products and services designed to build on its core businesses and expand into complementary products and services through emerging businesses and strategic initiatives.

TCF’s core businesses are comprised of traditional bank branches, ATMs, and commercial, consumer and mortgage lending.  TCF emphasizes the “Totally Free” checking account as its anchor account, which provides opportunities to cross sell other account relationships and generate additional fee income. TCF’s strategy is to originate high credit quality, primarily secured loans and earn profits through lower interest-cost deposits. Commercial loans are generally made on local properties or to local customers, and are virtually all secured. TCF’s largest core lending business is its consumer home equity loan portfolio, comprised of fixed- and variable-rate closed-end loans and lines of credit.

TCF’s emerging businesses and products are comprised of supermarket bank branches, including supermarket consumer lending, and leasing and equipment finance, debit cards, and Internet and college campus banking. TCF’s most significant de novo strategy has been its supermarket branch expansion. The Company opened its first supermarket branch in 1988, and now has 215 supermarket branches, with more than $1.1 billion in deposits.  TCF has the nation’s fourth largest supermarket branch network.  See “Financial Condition – Deposits.” TCF entered the leasing business through its 1997 acquisition of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases computers and other business-essential equipment to companies nationwide. The Company expanded its leasing operations in September 1999 through TCF Leasing, Inc. (“TCF Leasing”), a de novo general equipment leasing business with a focus on middle-market companies, truck and trailer leasing and financing and lease discounting.  See “Financial Condition – Loans and Leases.” These businesses are among TCF’s fastest growing operations. The Company’s VISA debit card program has also grown significantly since its inception in 1996.  According to a December 31, 2000 statistical report issued by VISA®, TCF is the 18th largest VISA debit card issuer in the United States, with over 1.1 million cards outstanding and the 13th largest based on sales volume.

TCF’s strategic initiatives are businesses that complement the Company’s core and emerging businesses. TCF’s new products have been significant contributors to the growth in fees and other revenues generated by checking accounts and loan products. Currently, TCF’s strategic initiatives include several new card products designed to provide additional convenience to deposit and loan customers and to further leverage its ATM network. The Company is also planning to launch a discount brokerage business and additional insurance products in 2001.

RESULTS OF OPERATIONS

TCF reported diluted earnings per common share of 62 cents for the first quarter of 2001, compared with 51 cents for the first quarter of 2000.  Net income was $48.2 million for the first quarter of 2001, compared with $40.7 million for the same 2000 period.  The 2001 first quarter results included a $2.1 million after-tax gain on sale of a branch, or 3 cents per diluted common share.  Return on average assets was 1.71% for the first quarter of 2001, compared with 1.53% for the same 2000 period.  Return on average realized common equity was 21.47% for the first quarter of 2001, compared with 19.24% for the same 2000 period.  Diluted cash earnings per common share, which excludes amortization and reduction of goodwill, net of income tax benefits, was 64 cents for the first quarter of 2001, compared with 53 cents for the same 2000 period.  On the same basis, cash return on average assets was 1.77% for the first quarter of 2001, compared with 1.60% for the same 2000 period, and cash return on average realized equity was 22.31% for the first quarter of 2001, compared with 20.12% for the same 2000 period.

TCF has significantly expanded its retail banking franchise in recent periods and had 352 retail banking branches at  March 31, 2001.  Since January 1, 1998, TCF has opened 164 new branches, of which 155 were supermarket branches.  TCF continued to expand its supermarket franchise by opening 2 new branches during the 2001 first quarter.  TCF anticipates opening approximately 30 more branches in the remainder of 2001, including 20 to 25 supermarket branches and 5 to 10 traditional branches.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial lending, consumer lending, residential lending and treasury services, reported net income of $42.4 million for the first quarter of 2001, up 15.1% from $36.8 million for the same 2000 period. Net interest income for the first quarter of 2001 was $100 million, up from $99.4 million for the same 2000 period.  The provision for credit losses totaled $612,000 for the first quarter of 2001, up from $111,000 for the same 2000 period.  Non-interest income (excluding the gain on the sale of a branch) totaled $70 million for the first quarter of 2001, up 15.6% from $60.5 million for the same 2000 period. This improvement was primarily due to increased fees and service charges and electronic funds transfer revenues, reflecting TCF’s expanded retail banking operations and customer base. Non-interest expense (excluding the amortization of goodwill and deposit base intangibles) totaled $102.2 million for the first quarter of 2001, up 4.8% from $97.6 million for the same 2000 period.  The increase was primarily due to the costs associated with TCF’s continued retail banking expansion, including de novo supermarket branches, offset by sales of underperforming branches.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly owned subsidiaries Winthrop and TCF Leasing, provides a broad range of comprehensive lease and equipment finance products.  This operating segment reported net income of $4.6 million for the first quarter of 2001, down 3.4% from $4.7 million for the same 2000 period.  As previously discussed in Note 4, due to changes in methodologies of certain allocations, first quarter 2001 results for the leasing operating segment include a $500,000, after-tax, increase in intercompany expense allocations compared with 2000.  Net interest income for the first quarter of 2001 was $10.2 million, up 78.8% from $5.7 million for the same 2000 period. Leasing and equipment finance’s provision for credit losses totaled $1.8 million for the first quarter of 2001, up from $879,000 for the same 2000 period, primarily as a result of the significant growth in the portfolio and increased delinquencies.  Non-interest income totaled $8.2 million for the first quarter of 2001, down 8.8% from $9 million for the same 2000 period. Non-interest expense (excluding the amortization of goodwill) totaled $9.2 million for the first quarter of 2001, up 51.1% from $6.1 million for the same 2000 period, primarily as a result of the growth experienced in TCF Leasing during the past year.

MORTGAGE BANKING activities include the origination and purchase of residential mortgage loans, generally for sale to third parties with servicing retained.  This operating segment reported net income of $1.1 million for the first quarter of 2001, compared with a net loss of $258,000 for the same 2000 period.  As a result of changes in methodologies of certain allocations in 2001 as discussed in Note 4, the first quarter 2001 results for the mortgage banking operating segment include a reduction of $249,000, after-tax, in intercompany expense compared with 2000.  Non-interest income totaled $7.3 million for the first quarter of 2001, up 25.5% from $5.8 million for the same 2000 period.  This increase is primarily due to an $889,000 increase in service fees and other fees on mortgage loans and $345,000 in gains on sales of loans held for sale.  As a result of declines in interest rates during the first quarter of 2001, the mortgage banking segment has experienced an increase in refinance activity.  During the first quarter of 2001, this operating segment generated $898.7 million in new loan applications and $395.5 million in closed loans, up from $367.2 million and $184.5 million, respectively in the 2000 first quarter.  TCF’s mortgage pipeline (applications in process but not yet closed) was $671 million at March 31, 2001, compared with $221 million at December 31, 2000.  The third-party servicing portfolio was $4.009 billion at March 31, 2001 with a weighted average coupon on loans of 7.40%, compared with $3.971 billion at December 31, 2000 with a weighted average coupon on loans of 7.42%.  Non-interest expense totaled $7.5 million for the first quarter of 2001, up 1.6% from $7.4 million for the same 2000 period.  Mortgage servicing rights totaled $43.7 million or 1.09% of the servicing portfolio at March 31, 2001, compared with $40.1 million or 1.01% at December 31, 2000.  During the first quarter of 2001, this operating segment had increased amortization of mortgage servicing rights of $894,000 and recorded $400,000 in additional valuation allowance expense, both due to the larger servicing portfolio and accelerating prepayments.

Net Interest Income

Net interest income for the first quarter of 2001 was $113.8 million, compared with $106.8 million for the first quarter of 2000 and $110.8 million for the 2000 fourth quarter.  The net interest margin for the first quarter of 2001 was 4.35%, compared with 4.32% for the same 2000 period and 4.33% for the fourth quarter of 2000.  TCF’s first quarter 2001 net interest income increased $7 million over the comparable 2000 period.  Net interest income improved by $12 million due to volume changes and decreased $5.1 million due to rate changes.  The increase in net interest income and net interest margin during the first quarter of 2001 is primarily due to the growth in higher yielding commercial loans and leases along with strong growth in low cost deposits.  Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  Achieving net interest margin growth is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits.  If variable index rates (e.g., prime) were to decline, TCF may experience additional compression of its net interest margin depending on the timing and amount of any reductions, as it is possible that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as home equity loans.  Competition for checking, savings and money market deposits, important sources of lower cost funds for TCF, is intense.  TCF may also experience compression in its net interest margin if the rates paid on deposits increase or as a result of new pricing strategies and lower rates offered on loan products in order to respond to competitive conditions.  See “Market Risk - Interest-Rate Risk” and “Financial Condition - Deposits.”

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the first quarter of 2001 as compared with the same period last year.  Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended
	March 31, 2001
	Versus Same Period in 2000
	Increase (Decrease) Due to
(In thousands)	Volume	Rate	Total
Investments	$111	$(181)	$(70)
Securities available for sale	(881)	80	(801)
Loans held for sale	1,557	(294)	1,263
Loans and leases:
Residential real estate	(6,285)	1,267	(5,018)
Commercial real estate	5,843	(396)	5,447
Commercial business	1,013	(99)	914
Consumer	4,262	(136)	4,126
Leasing and equipment finance	9,517	26	9,543
Total loans and leases	14,350	662	15,012
Total interest income	15,137	267	15,404
Deposits:
Checking	27	(38)	(11)
Passbook and statement	(198)	(256)	(454)
Money market	1,137	1,097	2,234
Certificates	(1,640)	4,717	3,077
Total deposits	(674)	5,520	4,846
Borrowings:
Securities sold under repurchase agreements and federal funds purchased	3,557	(22)	3,535
FHLB advances	1,587	(374)	1,213
Discounted lease rentals	(256)	34	(222)
Other borrowings	(1,117)	198	(919)
Total borrowings	3,771	(164)	3,607
Total interest expense	3,097	5,356	8,453
Net interest income	$12,040	$(5,089)	$6,951

Provision for Credit Losses

TCF provided $2.4 million for credit losses in the first quarter of 2001, compared with $990,000 for the same prior-year period. Net loan and lease charge-offs were $958,000 in the 2001 first quarter, compared with net loan and lease recoveries of  $30,000 in the 2000 first quarter.  The increase in provision during the 2001 first quarter is primarily the result of the significant increase in the overall loan portfolio.  At March 31, 2001, the allowance for loan and lease losses totaled $68.1 million, compared with $66.7 million at December 31, 2000.  See “Financial Condition - Allowance for Loan and Lease Losses.”

Non-Interest Income

Non-interest income is a significant source of revenues for TCF and an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Excluding the gain on sale of a branch, non-interest income increased $10.3 million, or 14.1%, to $83.2 million for the first quarter of 2001, compared with $73 million for the same period in 2000.  The increase was primarily due to increased fee and service charges and electronic funds transfer revenues, and reflects TCF’s expanded retail banking and customer base.

Electronic funds transfer revenues totaled $19.4 million for the first quarter of 2001, representing an increase of 12% from $17.4 million for the same 2000 period.  These increases reflect TCF’s efforts to provide banking services through its ATM network and debit cards.  Included in electronic funds transfer revenues are debit card interchange fees of $8 million and $6 million for the quarter ended March 31, 2001 and 2000, respectively.  The significant increase in these fees reflects an increase in the distribution of debit cards, and an increase in utilization resulting from TCF’s phone card promotion which rewards customers with long distance minutes based on usage, a promotion begun in February 2000.  TCF had 1.3 million ATM cards outstanding at March 31, 2001, of which 1.1 million were debit cards.  At March 31, 2000, TCF had 1.1 million ATM cards outstanding of which 968,000 were debit cards.  The percentage of TCF’s checking account base with debit cards increased to 78.3% during the first quarter of 2001, from 73.3% during the first quarter of 2000.  The average number of transactions per month on active debit cards increased to 10.1 during the first quarter of 2001, from 9.2 during the first quarter of 2000.  TCF had 1,368 ATMs in its network at March 31, 2001, compared with 1,405 at March 31, 2000.  Electronic funds transfer revenues in future periods may be negatively impacted by pending legislative proposals which, if enacted and not judicially restrained, could limit ATM fees.

Leasing revenues totaled $8.2 million for the first quarter of 2001, compared with $9 million for the same 2000 period.  The volume and type of new lease transactions and the resulting revenues may fluctuate from period to period based upon factors not within the control of TCF, such as economic conditions.  The decrease in total leasing revenues from the first quarter of 2000 is primarily due to a decrease of $1.3 million from sales-type lease transactions, partially offset by increases of $453,000 in other lease revenues.

Gains on sales of loans held for sale totaled $1.3 million for the first quarter of 2001, an increase of $389,000 from the $955,000 recognized during the same period in 2000.  The increase resulted from increased volume of originations and sales of residential loans in the relatively lower interest rate environment.  Gains or losses on sales of loans held for sale and securities available for sale may fluctuate significantly from period to period due to changes in interest rates and volumes, and results in any period related to these transactions may not be indicative of results which will be obtained in future periods.

During the first three months of 2001, TCF recognized a gain of $3.3 million on the sale of one Michigan branch with $30 million in deposits.  No branch sales occurred in the first quarter of 2000.

Non-Interest Expense

Non-interest expense totaled $120.5 million for the first quarter of 2001, compared with $112.6 million for the same 2000 period. Compensation and employee benefits expense totaled $62.8 million for the 2001 first quarter, compared with $58.4million for the comparable period in 2000.  The increase in compensation and employee benefits over the first quarter of 2000 is primarily due to TCF’s continued leasing and de novo retail banking expansion.  Advertising and promotions expenses totaled $5.3 million for the first quarter of 2001, compared with $4.2 million for the same period in 2000.  The increase in 2001, is primarily due to costs associated with expanded retail banking activities and promotional expenses associated with TCF Express Phone Card, where customers earn free long distance minutes for use of their debit cards.  During the first quarter of 2001, TCF awarded over 12.7 million minutes under this promotion, compared with 3.2 million during the first quarter of 2000.

Other non-interest expense totaled $30.4 million for the first quarter of 2001, reflecting an increase of 6.3% from $28.6 million for the same 2000 period.  This increase is primarily due to the increase in amortization of mortgage servicing rights  and the increase in valuation allowances recorded during the first quarter of 2001.

Income Taxes

TCF recorded income tax expense of $29.2 million for the first quarter of 2001, or 37.75% of income before income tax expense, compared with $25.5 million, or 38.5% of income before income tax expense, for the comparable 2000 period.  The lower tax rates in 2001 reflect lower state taxes, and the impact of relatively lower non-deductible expenses in 2001.

FINANCIAL CONDITION

Investments and Securities Available for Sale

In the first quarter of 2001, TCF purchased $550 million of mortgage-backed securities in response to expected declines in the residential real estate loan portfolio.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At March 31,	At December 31,	% Change from December 31,
(In thousands)	2001	2000	2000

Residential real estate	$3,443,889	$3,666,765	(6.1)%
Unearned premiums and deferred loan fees	6,422	7,066	(9.1)
	3,450,311	3,673,831	(6.1)
Consumer:
Home equity	2,209,520	2,168,827	1.9
Other secured	52,784	56,919	(7.3)
Unsecured	23,677	25,175	(6.0)
Unearned discounts and deferred loan fees	(16,396)	(16,787)	2.3
	2,269,585	2,234,134	1.6

Commercial real estate:
Apartments	344,002	324,666	6.0
Other permanent	933,367	871,614	7.1
Construction and development	156,266	178,372	(12.4)
Unearned discounts and deferred loan fees	(3,106)	(2,811)	10.5
	1,430,529	1,371,841	4.3

Commercial business	412,997	409,915.8
Deferred loan costs	467	507	(7.9)
	413,464	410,422.7
Leasing and equipment finance:
Loans:
Equipment finance loans	234,728	204,351	14.9
Deferred loan costs	2,927	2,708	8.1
	237,655	207,059	14.8
Lease financings:
Direct financing leases	667,520	658,678	1.3
Sales-type leases	36,572	37,645	(2.9)
Lease residuals	31,532	30,426	3.6
Unearned income and deferred lease costs	(93,208)	(94,506)	1.4
Investment in leveraged leases	16,607	17,169	(3.3)
	659,023	649,412	1.5
	896,678	856,471	4.7
	$8,460,567	$8,546,699	(1.0)

Approximately 68.9% of the home equity loan portfolio at March 31, 2001 consists of closed-end loans, compared with 68% at December 31, 2000.  In addition, at March 31, 2001, 45.5% of this portfolio carries a variable interest rate, compared with 47% at December 31, 2000.  At March 31, 2001, the weighted average loan-to-value ratio for the home equity loan portfolio was 77%, unchanged from December 31, 2000.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At March 31, 2001		At December 31, 2000
		Percent		Percent
Loan-to-Value Ratios (1):	Balance	of Total	Balance	of Total
Over 100% (2)	$46,708	2.1%	$45,633	2.1%
Over 90% to 100%	493,603	22.3	486,536	22.4
Over 80 to 90%	671,049	30.4	648,218	29.9
80% or less	998,160	45.2	988,440	45.6
Total	$2,209,520	100.0%	$2,168,827	100.0%

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

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets.  At March 31, 2001, approximately 87% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.  In addition, approximately 97% of TCF’s commercial business and commercial real estate loans are secured either by properties or underlying business assets.  At March 31, 2001 and December 31, 2000, there were no commercial real estate loans with terms that have been modified in troubled debt restructurings included in performing loans.

Total loan and lease originations for TCF’s leasing business were $122.4 million for the first three months of 2001, compared with $125.2 million during the same 2000 period.  At March 31, 2001, the backlog of approved transactions related to TCF’s leasing business totaled $162.3 million, compared with $165.6 million at December 31, 2000.  The increase in the leasing and equipment finance portfolio is primarily due to the de novo expansion activity of TCF Leasing which began in 1999.  Included in this portfolio at March 31, 2001 are $143.7 million of loans and leases secured by trucks and trailers, compared with $144.4 million at December 31, 2000.  TCF’s expanded leasing activity is subject to the risk of cyclical downturns and other adverse economic developments affecting these industries and markets.  TCF’s ability to grow its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service.  TCF Leasing has originated most of its portfolio during recent periods, and consequently the performance of this portfolio may not be reflective of future results and credit quality.

Loan and lease originations, including loans held for sale, for the first three months of 2001 and 2000 were as follows:

	Three Months Ended March 31,
(In thousands)	2001	2000

Consumer (1)	$333,759	$261,879
Commercial	140,035	206,878
Leasing and equipment finance	122,394	125,218
Residential real estate (1)	389,152	183,462
Total	$985,340	$777,437

(1)  Includes loans held for sale.

Allowance for Loan and Lease Losses

A summary of the activity of the allowance for loan and lease losses and selected statistics follows:

	Three Months
	Ended March 31,
(Dollars in thousands)	2001	2000

Balance at beginning of period	$66,669	$55,755
Provision for credit losses	2,425	990
Charge-offs	(2,259)	(1,941)
Recoveries	1,301	1,971
Net (charge-offs) recoveries	(958)	30
Balance at end of period	$68,136	$56,775

Ratio of annualized net loan and lease charge-offs to average loans and leases outstanding	.05%	-%

Allowance for loan and lease losses as a percentage of total loans and leases at period end	.81%	.70%

Additional information on the allowance for loan and lease losses follows:

	At or For the Quarter Ended March 31, 2001				At or For the Year Ended December 31, 2000
	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio	Net Charge Offs (Recoveries)(1)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio	Net Charge Offs (Recoveries)
(Dollars in thousands)
Commercial real estate	$21,021	$1,430,529	$1.47%	.01%	$20,753	$1,371,841	1.51%	(.02)%
Commercial business	10,377	413,464	2.51	(.10)	9,668	410,422	2.36	(.15)
Consumer	9,231	2,269,585.41		.06	9,764	2,234,134.44		.12
Leasing and equipment finance	8,733	896,678.97		.30	7,583	856,471.89		.33
Unallocated	16,139	-	.19	N.A.	16,139	-	.19	N.A.
Subtotal	65,501	5,010,256	1.31	.08	63,907	4,872,868	1.31	.09
Residential real estate	2,635	3,450,311.08		-	2,762	3,673,831.08		-
Total	$68,136	$8,460,567.81		.05	$66,669	$8,546,699.78		.05

(1)     Annualized.
N.A.  Not applicable.

The ratio of annualized net loan charge-offs to average loans outstanding for TCF’s consumer portfolio were .06% and .08% for the three months ended March 31, 2001 and 2000, respectively.  Included in the net loan and lease charge-offs for the first quarter of 2001 were net recoveries related to the consumer finance automobile loans of $514,000, compared with  $215,000 for the same period of 2000.

As previously noted, TCF provided $2.4 million for credit losses in the first quarter of 2001, compared with $990,000 for the first quarter of 2000 and $4.7 million for the fourth quarter of 2000.  At March 31, 2001, the allowance for loan and lease losses totaled $68.1 million, compared with $66.7 million at December 31, 2000.  The increase in the provision for credit losses and the allowance for loan and lease losses during the first quarter of 2001 reflects the impact of the growth in the higher-risk commercial loan and lease portfolios.

On an ongoing basis, TCF’s loan and lease portfolios are reviewed and analyzed as to credit risk, performance, collateral value and quality.  The allowance for loan and lease losses is maintained at a level believed to be appropriate by management to provide for probable loan and lease losses inherent in the portfolio.  Management’s judgment as to the amount of the allowance, including the allocated and unallocated elements, is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, the level of non-performing assets, historical net charge-off amounts, geographic location and prevailing economic conditions.  The allowance for loan and lease losses is established for probable losses inherent in TCF’s loan and lease portfolios as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances.  Loans and leases are charged off to the extent they are deemed to be uncollectible.

The amount of the allowance for loan and lease losses is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans.  Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties.  These estimates are reviewed periodically and adjustments, if necessary, are reported in the provision for credit losses in the periods in which they become known.

Non-Performing Assets

Non-performing assets, consisting of principally non-accrual loans and leases and other real estate owned, totaled $46.7 million, or .56% of net loans and leases at March 31, 2001, compared with $46.7 million, or .55% at December 31, 2000.  Included in non-accrual leasing and equipment finance at March 31, 2001 are $2.9 million of leases that have been funded on a non-recourse basis by third-party financial institutions.  Approximately 58% of non-performing assets at March 31, 2001 consist of, or are secured by, residential real estate.  Non-performing assets are summarized in the following table:

	At March 31,	At December 31,
(Dollars in thousands)	2001	2000
Non-accrual loans and leases:
Consumer	$12,055	$13,027
Residential real estate	4,854	4,829
Commercial real estate	4,741	5,820
Commercial business	504	236
Leasing and equipment finance, net	9,747	7,376
Total non-accrual loans and leases, net	31,901	31,288
Non-recourse discounted lease rentals	2,873	3,910
Total non-accrual loans and leases, gross	34,774	35,198
Other real estate owned and other repossessed assets	11,930	11,524

Total non-performing assets, gross	$46,704	$46,722

Total non-performing assets, net	$43,831	$42,812

Accruing loans and leases 90 days or more past due	$6,887	$5,020

Gross non-performing assets as a percentage of net loans and leases	.56%	.55%

Gross non-performing assets as a percentage of total assets	.39%	.42%

The over 30-day delinquency rate on TCF’s loans and leases (excluding loans held for sale and non-accrual loans and leases) was .72% of loans and leases outstanding at March 31, 2001, compared with .69% at year-end 2000.  TCF’s delinquency rates are determined using the contractual method.  The following table sets forth information regarding TCF’s over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

	At March 31, 2001		At December 31, 2000
	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
(Dollars in thousands)
Consumer	$21,756.96%		$20,628.93%
Residential real estate	14,214.41		16,971.46
Commercial real estate	3,913.27		1,793.13
Commercial business	10,488	2.54	3,958.96
Leasing and equipment finance	10,659	1.21	15,508	1.83
Total	$61,030.72		$58,858.69

TCF’s over 30-day delinquency rate on total consumer loans was .96% at March 31, 2001, compared to .93% at year-end 2000.  TCF’s over 30-day delinquency rate on commercial business loans was 2.54% at March 31, 2001, and included a $6.6 million loan with a customer, which was brought current April 4, 2001.  Excluding this item, the delinquency rate for commercial business loans would have been .95% at March 31, 2001.  TCF’s over 30-day delinquency on total leasing and equipment finance decreased to 1.21% at March 31, 2001 from 1.83% at December 31, 2000.  Included in delinquent leasing and equipment finance at March 31, 2001 are $1 million of leases that have been funded on a non-recourse basis by third-party financial institutions.  Contributing to the decrease in leasing and equipment finance delinquencies is a decrease in delinquencies for the truck and trailer segment.  At March 31, 2001, approximately $5.2 million of the truck and trailer segment was over 30-days delinquent, compared with $10.6 million at December 31, 2000.  Management continues to monitor the leasing and equipment finance and consumer loan portfolios, which will generally have higher delinquencies than other categories.

In addition to the non-accrual loans and leases, there were commercial real estate and commercial business loans with an aggregate principal balance of $21.2 million outstanding at March 31, 2001 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms.  This amount consists of loans that were classified for regulatory purposes as substandard or doubtful, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  This compares with $19.9 million of such loans at December 31, 2000.  Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing.  The recorded investment in loans that are considered to be impaired was $5.2 million and $6.1 million at March 31, 2001 and December 31, 2000, respectively.  The related allowance for credit losses was $930,000 at March 31, 2001, compared with $1.2 million at December 31, 2000.  All of the impaired loans were on non-accrual status.  The average recorded investment in impaired loans during three months ended March 31, 2001 was $6.2 million, unchanged from the 2000 fourth quarter.  Management monitors the performance and classification of such loans and leases and the financial condition of these borrowers.

Deposits

Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF.  Deposits totaled $7 billion at March 31, 2001, up $139 million from December 31, 2000.  The increase in deposits is net of the impact of the previously noted sale of one branch during the first three months of 2001.  Lower interest-cost checking, savings and money market deposits totaled $4.3 billion, up $194.6 million from December 31, 2000, and comprised 60.9% of total deposits at March 31, 2001.  The average annualized fee revenue per retail checking account for the first three months of 2001 was $194, compared with $164 for the comparable 2000 period.  Higher interest-cost certificates of deposit decreased $55.6 million from December 31, 2000.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 2.75% at March 31, 2001, compared with 3.12% at December 31, 2000.

As previously noted, TCF continued to expand its supermarket banking franchise by opening 2 new branches during the 2001 first quarter.  TCF now has 215 supermarket branches, up from 204 such branches a year ago.  During the past year, the number of deposit accounts in TCF’s supermarket branches increased 14.5% to 677,856 accounts and the balances increased 22.4% to $1.2 billion.  The average rate on these deposits increased from 2.24% at March 31, 2000 to 2.34% at March 31, 2001.  Additional information regarding TCF’s supermarket branches is as follows:

Supermarket Banking Summary:	At or for the Three Months
	Ended March 31,		Increase (Decrease)	% Change
(Dollars in thousands)	2001	2000
Number of branches	215	204	11	5.4%
Number of deposit accounts	677,856	591,956	85,900	14.5
Deposits:
Checking	$536,847	$427,756	$109,091	25.5
Passbook and statement	155,897	140,838	15,059	10.7
Money market	115,746	71,173	44,573	62.6
Certificates	344,473	301,836	42,637	14.1
Total deposits	$1,152,963	$941,603	$211,360	22.4

Average rate on deposits	2.34%	2.24%	.10%	4.5
Total fees and other revenues	$29,636	$23,314	$6,322	27.1
Consumer loans outstanding	$247,624	$203,474	$44,150	21.7

Borrowings

Borrowings totaled $3.7 billion as of March 31, 2001, up $491.2 million from year-end 2000.  The increase was primarily due to increases of $253 million in securities sold under repurchase agreements, $150 million in FHLB advances and $86.2 million in treasury, tax and loan notes and $9 million in federal funds purchased, partially offset by a decrease of $7 million in discounted lease rentals.  Included in FHLB advances at March 31, 2001 are $1.8 billion of fixed-rate advances which are callable at par on certain anniversary dates and quarterly thereafter until maturity.  If called, the FHLB will provide replacement funding at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions.  The weighted-average rate on borrowings decreased to 5.67% at March 31, 2001, from 6.23% at December 31, 2000.  At March 31, 2001, borrowings with a maturity of one year or less totaled $1.5 billion.

Stockholders’ Equity

Stockholders’ equity at March 31, 2001 was $895.1 million, or 7.6% of total assets, down from $910.2 million, or 8.1% of total assets, at December 31, 2000.  The decrease in stockholders’ equity is primarily due to the repurchase of  1.6 million shares of TCF’s common stock at a cost of $57.4 million and the payment of $19.7 million in dividends on common stock, partially offset by net income of $48.2 million for the first quarter.  On April 30, 2001, TCF’s Board of Directors authorized another repurchase of up to 5% of TCF’s common stock, or approximately 3.9 million shares.  On April 30, 2001, TCF declared a quarterly dividend of  25 cents per common share, payable on May 31, 2001 to shareholders of record as of May 11, 2001.

At March 31, 2001, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

MARKET RISK - INTEREST-RATE RISK

TCF’s results of operations are dependent to a large degree on its net interest income, which is the difference between interest income and interest expense, and the Company’s ability to manage its interest-rate risk.  Although TCF manages other risks, such as credit and liquidity risk, in the normal course of its business, the Company considers interest-rate risk to be its most significant market risk.  TCF, like most financial institutions, has a material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable index interest rates (e.g., prime).  Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities.

Like most financial institutions, TCF’s interest income and cost of funds are significantly affected by general economic conditions and by policies of regulatory authorities.  The mismatch between maturities and interest-rate sensitivities of assets and liabilities results in interest-rate risk.  Although the measure is subject to a number of assumptions and is only one of a number of measurements, management believes the interest-rate gap (difference between interest-earnings assets and interest-bearing liabilities repricing within a given period) is an important indication of TCF’s exposure to interest-rate risk and the related volatility of net interest income in a changing interest rate environment.  In addition to the interest-rate gap analysis, management also utilizes a simulation model to measure and manage TCF’s interest-rate risk.

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

TCF’s Asset/Liability Management Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors.  The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.  Management’s estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and a general rise in interest rates.  Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships.  In addition, TCF’s interest-rate risk will increase during periods of rising interest rates due to resulting slower prepayments on loans and mortgage-backed securities, and the increased likelihood that the Federal Home Loan Bank (“FHLB”) will exercise its option to call certain of TCF’s longer-term FHLB advances.  See “Financial Condition - Borrowings.”  TCF’s one-year adjusted interest-rate gap was a negative $220 million, or (2)% of total assets, at March 31, 2001, compared with a negative $215 million, or (2)% of total assets, at December 31, 2000.

Earnings Teleconference

TCF hosts quarterly conference calls to discuss its financial results.  Additional information regarding TCF’s conference calls can be obtained from the investor relations section within TCF’s web site at www.tcfexpress.com or contact TCF’s Corporate Communications Department at (952) 745-2760.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions.  Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries

Forward-Looking Information

This report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan and lease products; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per-share data)	At March 31, 2001	At Dec. 31, 2000	At Sept. 30, 2000	At June 30, 2000	At March 31, 2000
SELECTED FINANCIAL CONDITION DATA:
Total assets	$11,845,124	$11,197,462	$10,980,000	$10,905,705	$10,761,821
Investments	242,065	134,059	132,173	131,635	155,265
Securities available for sale	1,928,338	1,403,888	1,413,218	1,436,836	1,470,532
Residential real estate loans	3,450,311	3,673,831	3,797,023	3,866,659	3,932,944
Other loans and leases	5,010,256	4,872,868	4,562,644	4,364,491	4,158,849
Deposits	7,030,818	6,891,824	6,810,921	6,719,962	6,823,248
Borrowings	3,675,428	3,184,245	3,115,066	3,205,732	2,975,080
Stockholders' equity	895,066	910,220	859,444	807,382	780,311
	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2001	2000	2000	2000	2000
SELECTED OPERATIONS DATA:
Interest income	$212,561	$214,408	$210,709	$204,407	$197,157
Interest expense	98,770	103,584	100,035	94,209	90,317
Net interest income	113,791	110,824	110,674	110,198	106,840
Provision for credit losses	2,425	4,711	3,688	5,383	990
Net interest income after provision for credit losses	111,366	106,113	106,986	104,815	105,850
Non-interest income:
Fees and other revenues	83,245	88,122	85,276	82,438	72,953
Gains on sales of branches	3,316	8,947	-	3,866	-
Total non-interest income	86,561	97,069	85,276	86,304	72,953
Non-interest expense:
Amortization of goodwill and other intangibles	2,429	2,519	2,515	2,484	2,483
Other non-interest expense	118,031	115,841	113,818	112,761	110,107
Total non-interest expense	120,460	118,360	116,333	115,245	112,590
Income before income tax expense	77,467	84,822	75,929	75,874	66,213
Income tax expense	29,244	32,657	29,232	29,212	25,492
Net income	$48,223	$52,165	$46,697	$46,662	$40,721

Per common share:
Basic earnings	$.62	$.67	$.60	$.60	$.51
Diluted earnings	$.62	$.66	$.59	$.59	$.51
Diluted cash earnings (1)	$.64	$.68	$.61	$.61	$.53
Dividends declared	$.25	$.2125	$.2125	$.2125	$.1875

FINANCIAL RATIOS: (2)
Return on average assets	1.71%	1.89%	1.71%	1.73%	1.53%
Cash return on average assets (1)	1.77	1.96	1.78	1.80	1.60
Return on average realized common equity	21.47	23.17	21.52	22.19	19.24
Return on average common equity	21.54	23.78	22.55	23.72	20.55
Cash return on average realized common equity (1)	22.31	24.01	22.39	23.09	20.12
Average total equity to average assets	7.93	7.95	7.60	7.28	7.44
Average realized tangible equity to average assets	6.51	6.66	6.43	6.23	6.35
Average tangible equity to average assets	6.48	6.45	6.06	5.72	5.84
Net interest margin (3)	4.35	4.33	4.38	4.38	4.32

(1)  Excludes amortization and reduction of goodwill, net of income tax benefit.

(2)  Annualized.

(3)  Net interest income divided by average interest-earning assets.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends
Earned or Paid, and Related Interest Yields and Rates

	Three Months Ended March 31,
	2001			2000
	Average Balance	Interest (1)	Yields and Rates (2)	Average Balance	Interest (1)	Yields and Rates (2)

(Dollars in thousands)
Assets:
Investments	$145,135	$2,296	6.33%	$138,388	$2,366	6.84%
Securities available for sale (3)	1,511,908	25,001	6.61	1,566,447	25,802	6.59
Loans held for sale	285,464	4,996	7.00	197,533	3,733	7.56
Loans and leases:
Residential real estate	3,586,981	64,608	7.20	3,938,823	69,626	7.07
Commercial real estate	1,393,839	28,767	8.26	1,110,105	23,320	8.40
Commercial business	402,666	8,583	8.53	355,126	7,669	8.64
Consumer	2,247,686	55,300	9.84	2,071,155	51,174	9.88
Leasing and equipment finance	879,272	23,010	10.47	515,377	13,467	10.45
Total loans and leases (4)	8,510,444	180,268	8.47	7,990,586	165,256	8.27
Total interest-earning assets	10,452,951	212,561	8.13	9,892,954	197,157	7.97
Other assets (5)	844,279			757,761
Total assets	$11,297,230			$10,650,715

Liabilities and Stockholders' Equity:
Non-interest bearing deposits	$1,457,149			$1,229,774
Interest-bearing deposits:
Checking	748,935	1,107.59		730,299	1,118.61
Passbook and statement	983,646	2,480	1.01	1,056,986	2,934	1.11
Money market	859,865	6,995	3.25	707,214	4,761	2.69
Certificates	2,763,152	39,775	5.76	2,887,390	36,698	5.08
Total interest-bearing deposits	5,355,598	50,357	3.76	5,381,889	45,511	3.38
Total deposits	6,812,747	50,357	2.96	6,611,663	45,511	2.75
Borrowings:
Securities sold under repurchase agreements and federal funds purchased	1,127,230	16,479	5.85	883,776	12,944	5.86
FHLB advances	1,953,255	27,385	5.61	1,839,953	26,172	5.69
Discounted lease rentals	158,155	3,228	8.16	170,713	3,450	8.08
Other borrowings	66,147	1,321	7.99	122,890	2,240	7.29
Total borrowings	3,304,787	48,413	5.86	3,017,332	44,806	5.94
Total interest-bearing liabilities	8,660,385	98,770	4.56	8,399,221	90,317	4.30
Total deposits and borrowings	10,117,534	98,770	3.90	9,628,995	90,317	3.75
Other liabilities (5)	284,213			228,949
Total liabilities	10,401,747			9,857,944
Stockholders' equity (5)	895,483			792,771
Total liabilities and stockholders' equity	$11,297,230			$10,650,715

Net interest income		$113,791			$106,840
Net interest margin			4.35%			4.32%

(1)  Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis.  Tax-exempt income of $41,000 and $46,000 was recognized during the three months ended March 31, 2001 and 2000, respectively.
(2)  Annualized.
(3)  Average balance and yield of securities available for sale are based upon the historical amortized cost.
(4)  Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5)  Average balance is based upon month-end balances.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, TCF is a party to legal proceedings arising out of its general lending and operating activities.  Management, after review with its legal counsel, believes that the ultimate disposition of its current litigation will not have a material effect on TCF’s financial condition.  TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan collection activities.  From time to time, borrowers have also brought actions against TCF, in some cases claiming substantial amounts of damages.  There have been a considerable number of consumer class actions brought against banks and financial service companies and TCF is subject to the risk of such actions.

On November 2, 1993, TCF National Bank Minnesota (“TCF Minnesota,” now known as “TCF National Bank”) filed a complaint in the United States Court of Federal Claims seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. TCF Minnesota’s claim is based on the government’s breach of contract in connection with TCF Minnesota’s acquisitions of certain savings institutions prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), which contracts allowed TCF Minnesota to treat the “supervisory goodwill” created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment.  The United States has not yet answered TCF Minnesota’s complaint. TCF Minnesota’s complaint involves approximately $80.3 million in supervisory goodwill.

In August 1995, TCF National Bank Michigan (“TCF Michigan,” now known as “TCF National Bank”) filed with the United States Court of Federal Claims a complaint seeking monetary damages from the United States for breach of contract, taking of property without just compensation and deprivation of property without due process. TCF Michigan’s claim is based on the government’s breach of contract in connection with TCF Michigan’s acquisitions of certain savings institutions prior to the enactment of FIRREA in 1989, which contracts allowed TCF Michigan to treat the “supervisory goodwill” created by the acquisitions as an asset that could be counted toward regulatory capital, and provided for other favorable regulatory accounting treatment.  The United States has not yet answered TCF Michigan’s complaint.  TCF Michigan’s complaint involves approximately $87.3 million in supervisory goodwill.

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

The Glendale damages decision was appealed to the United States Court of Appeals for the Federal Circuit, and on February 16, 2001, the Federal Circuit vacated the trial court’s award of damages.  The Federal Circuit held that the trial court’s award of approximately $530 million in restitution was erroneous given the facts of the case.  The Federal Circuit concluded that for purposes of measuring the loss suffered by Glendale as a result of the Government’s breach, reliance damages provided a “firmer and more rational basis” than the alternative damages theories argued by the parties.  The Federal Circuit did not affirm or reverse the trial court’s award of approximately $380 million in non - overlapping post-breach reliance damages, but instead remanded the case to the Court of Federal Claims for a determination of the total reliance damages to which Glendale may be entitled.  It is not known whether Supreme Court review of the Federal Circuit’s decision in Glendale will be sought.

On December 22, 1997, the Court of Federal Claims issued a decision finding the existence of contracts and governmental breaches of those contracts in four other “supervisory goodwill” cases, consolidated for purposes of that decision only under the title California Federal Bank v. United States, 39 Fed. Cl. 753 (1997).  In reaching its decision, the Court of Federal Claims rejected a number of “common issue” defenses that the government has raised in a number of “supervisory goodwill” cases.  In November 1998, the Court of Federal Claims issued another decision in the California Federal case prohibiting the plaintiff in that case from offering evidence as to a lost profits theory of damages.  A two-month trial regarding the plaintiff’s other damages theories in that case was concluded in early March 1999.  On April 21, 1999, the Court of Federal Claims entered judgment for the plaintiff in California Federal, and awarded the plaintiff $22,966,523.42 in damages under a cost of replacement capital theory.  California Federal Bank v. United States, 43 Fed Cl. 445 (1999).  The California Federal decision was appealed to the United States Court of Appeals for the Federal Circuit, and on April 2, 2001, the Federal Circuit affirmed-in-part the judgment of the Court of Federal Claims, vacated that judgment in part, and remanded the case for further proceedings in the trial court.  The Federal Circuit affirmed the Court of Federal Claims’ decision on liability, and held that the parties had entered into “supervisory goodwill” contracts and that the government had breached these contracts.  With respect to damages issues, the Federal Circuit rejected the plaintiff’s argument that the Court of Federal Claims had erred in limiting damages under a cost of replacement capital theory to “floatation costs,” holding that it found “no clear error in the [trial] court’s factual finding that the floatation costs provided an appropriate measure of Cal Fed’s damages incurred in replacing the supervisory goodwill with tangible capital.”  The Federal Circuit also held that it found no fault with the Court of Federal Claims’ denial of restitution damages.  The Federal Circuit held that the Court of Federal Claims had erred by not permitting the plaintiff to present evidence on its lost profits claim, and remanded for a trial on that claim.  It is not known whether en banc or Supreme Court review of the Federal Circuit’s decision in Cal Fed will be sought.

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

See Index to Exhibits.

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

TCF FINANCIAL CORPORATION

/s/ Neil W. Brown
Neil W. Brown, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)

Dated: May 11, 2001

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS
FOR FORM 10-Q

Exhibit Number	Description
4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(b)*	TCF Financial 1995 Incentive Stock Program, as amended October 1, 1995 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; as amended October 22, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; and as further amended on January 24, 2000 and approved by shareholders of TCF Financial Corporation at the Annual Meeting on May 10, 2000 [incorporated by reference from TCF Financial Corporation’s Proxy Statement filed March 31, 2000]; as further amended on January 22, 2001

10(o)*	Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 16, 1994, No. 001-10253]; and 1995 Plan Acknowledgment [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1996 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1997 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; and 1998 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; 1999 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(r) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; 2000 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; and 2001 Management Incentive Plan – Executive

11*	Computation of Earnings Per Share

*   Filed herein.