Form 10-Q
period 2001-06-30
TCF FINANCIAL CORP
filed 2001-08-13
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended
June 30, 2001

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

                                                                                Yes  ☒                           No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at
July 31, 2001
Common Stock, $.01 par value	78,194,843 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL STATEMENTS

ITEM 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per-share data)
(Unaudited)

	At	At
	June 30,	December 31,
	2001	2000

ASSETS

Cash and due from banks	$369,722	$392,007
Investments	162,681	134,059
Securities available for sale	1,843,871	1,403,888
Loans held for sale	316,273	227,779
Loans and leases:
Residential real estate	3,251,813	3,673,831
Consumer	2,348,993	2,234,134
Commercial real estate	1,484,234	1,371,841
Commercial business	418,798	410,422
Leasing and equipment finance	929,235	856,471

Total loans and leases	8,433,073	8,546,699
Allowance for loan and lease losses	(69,667)	(66,669)

Net loans and leases	8,363,406	8,480,030
Premises and equipment, net	202,600	197,525
Goodwill	149,350	153,239
Deposit base intangibles	10,214	11,183
Other assets	210,546	197,752

	$11,628,663	$11,197,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Checking	$2,295,110	$2,203,943
Savings	1,141,893	1,045,388
Money market	895,743	836,888
Certificates	2,583,399	2,805,605

Total deposits	6,916,145	6,891,824

Securities sold under repurchase agreements and federal funds purchased	1,230,564	1,085,320
Federal Home Loan Bank advances	2,041,019	1,891,037
Discounted lease rentals	147,663	165,763
Other borrowings	152,255	42,125

Total borrowings	3,571,501	3,184,245
Accrued interest payable	20,757	37,055
Accrued expenses and other liabilities	229,891	174,118

Total liabilities	10,738,294	10,287,242

Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,730,278 and 92,755,659 shares issued	927	928
Additional paid-in capital	512,297	508,682
Retained earnings, subject to certain restrictions	896,710	835,605
Accumulated other comprehensive loss	(11,080)	(9,868)
Treasury stock at cost, 14,559,960 and 12,466,626 shares, and other	(508,485)	(425,127)

Total stockholders’ equity	890,369	910,220

	$11,628,663	$11,197,462

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Interest income:
Loans and leases	$172,028	$172,432	$352,296	$337,688
Securities available for sale	30,967	25,218	55,968	51,020
Loans held for sale	7,241	4,362	12,237	8,095
Investments	2,490	2,395	4,786	4,761

Total interest income	212,726	204,407	425,287	401,564

Interest expense:
Deposits	44,292	46,893	94,649	92,404
Borrowings	49,156	47,316	97,569	92,122

Total interest expense	93,448	94,209	192,218	184,526

Net interest income	119,278	110,198	233,069	217,038
Provision for credit losses	5,422	5,383	7,847	6,373

Net interest income after provision for credit losses	113,856	104,815	225,222	210,665

Non-interest income:
Fees and service charges	49,760	41,804	93,212	77,639
Electronic funds transfer revenues	21,986	19,914	41,424	37,274
Leasing and equipment finance	13,010	10,144	21,230	19,162
Mortgage banking	4,837	2,452	7,355	4,609
Investments and insurance	2,997	3,408	5,732	7,121
Other	3,062	3,586	7,440	7,246

Fees and other revenues	95,652	81,308	176,393	153,051
Gains on sales of branches	-	3,866	3,316	3,866

Total non-interest income	95,652	85,174	179,709	156,917

Non-interest expense:
Compensation and employee benefits	67,659	59,768	130,423	118,187
Occupancy and equipment	19,514	18,772	39,105	37,677
Advertising and promotions	5,647	4,958	10,915	9,135
Amortization of goodwill	1,945	1,915	3,889	3,829
Other	31,189	28,702	59,578	56,667

Total non-interest expense	125,954	114,115	243,910	225,495

Income before income tax expense	83,554	75,874	161,021	142,087
Income tax expense	31,540	29,212	60,784	54,704

Net income	$52,014	$46,662	$100,237	$87,383

Net income per common share:
Basic	$.68	$.60	$1.31	$1.10

Diluted	$.67	$.59	$1.29	$1.10

Dividends declared per common share	$.25	$.2125	$.50	$.40

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net income	$100,237	$87,383
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	18,379	14,765
Amortization of goodwill and other intangibles	4,858	4,967
Provision for credit losses	7,847	6,373
Proceeds from sales of loans held for sale	911,786	185,474
Principal collected on loans held for sale	5,843	5,818
Originations and purchases of loans held for sale	(1,006,946)	(251,374)
Net (increase) decrease in other assets and liabilities, and accrued interest	32,188	(17,591)
Gains on sales of assets	(3,530)	(3,866)
Other, net	2,252	1,418

Total adjustments	(27,323)	(54,016)

Net cash provided by operating activities	72,914	33,367

Cash flows from investing activities:
Principal collected on loans and leases	1,538,957	1,015,021
Originations and purchases of loans	(1,242,116)	(1,156,259)
Purchases of equipment for lease financing	(239,705)	(243,715)
Net (increase) decrease in interest-bearing deposits with banks	(1,497)	19,977
Proceeds from maturities of and principal collected on securities available for sale	127,681	85,463
Purchases of securities available for sale	(569,819)	-
Net increase in Federal Home Loan Bank stock	(25,987)	(3,409)
Sales of deposits, net of cash paid	(26,958)	(27,212)
Other, net	(18,322)	(11,824)

Net cash used by investing activities	(457,766)	(321,958)

Cash flows from financing activities:
Net increase in deposits	54,367	166,134
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	145,244	(82,669)
Proceeds from borrowings	2,046,362	3,268,268
Payments on borrowings	(1,751,628)	(3,010,969)
Purchases of common stock to be held in treasury	(88,078)	(59,993)
Payments of dividends on common stock	(39,132)	(32,303)
Other, net	(4,568)	(6,675)

Net cash provided by financing activities	362,567	241,793

Net decrease in cash and due from banks	(22,285)	(46,798)
Cash and due from banks at beginning of period	392,007	429,262

Cash and due from banks at end of period	$369,722	$382,464

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$202,077	$188,693

Income taxes	$12,408	$51,664

Transfer of loans to other real estate owned and other assets	$10,375	$6,387

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total

Balance, December 31, 1999	92,804,205	$928	$500,797	$715,461	$(47,382)	$(360,822)	$808,982
Comprehensive income:
Net income	-	-	-	87,383	-	-	87,383
Other comprehensive income	-	-	-	-	491	-	491

Comprehensive income	-	-	-	87,383	491	-	87,874
Dividends on common stock	-	-	-	(32,303)	-	-	(32,303)
Purchase of 2,861,300 shares to be held in treasury	-	-	-	-	-	(59,993)	(59,993)
Issuance of 1,188,514 shares from treasury	-	-	(8,510)	-	-	8,510	-
Cancellation of shares	(23,332)	-	(589)	-	-	142	(447)
Amortization of deferred compensation	-	-	-	-	-	4,591	4,591
Exercise of stock options, 34,066 shares from treasury	-	-	(439)	-	-	924	485
Issuance of stock options	-	-	1	-	-	-	1
Shares held in trust for deferred compensation plans	-	-	14,071	-	-	(14,071)	-
Purchase of TCF stock to prefund the 401(k) plan, net	-	-	145	-	-	(685)	(540)
Loan to Executive Deferred Compensation Plan, net	-	-	-	-	-	(1,268)	(1,268)

Balance, June 30, 2000	92,780,873	$928	$505,476	$770,541	$(46,891)	$(422,672)	$807,382

Balance, December 31, 2000	92,755,659	$928	$508,682	$835,605	$(9,868)	$(425,127)	$910,220
Comprehensive income:
Net income	-	-	-	100,237	-	-	100,237
Other comprehensive loss	-	-	-	-	(1,212)	-	(1,212)

Comprehensive income	-	-	-	100,237	(1,212)	-	99,025
Dividends on common stock	-	-	-	(39,132)	-	-	(39,132)
Purchase of 2,313,300 shares to be held in treasury	-	-	-	-	-	(88,078)	(88,078)
Issuance of 162,850 shares from treasury	-	-	1,814	-	-	(1,814)	-
Cancellation of shares	(25,381)	(1)	(1,068)	-	-	288	(781)

Amortization of deferred compensation	-	-	-	-	-	5,448	5,448
Exercise of stock options, 57,116 shares from treasury	-	-	904	-	-	1,567	2,471
Shares held in trust for deferred compensation plans	-	-	1,954	-	-	(1,954)	-
Purchase of TCF stock to prefund the 401(k plan, net	-	-	11	-	-	(109)	(98)
Payments on Loan to Executive Deferred Compensation Plan	-	-	-	-	-	1,294	1,294

Balance, June 30, 2001	92,730,278	$927	$512,297	$896,710	$(11,080)	$(508,485)	$890,369

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
	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2001	2000	2001	2000

Net income	$52,014	$46,662	$100,237	$87,383

Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) arising during the period on investment securities available for sale	(18,341)	8,269	(1,826)	1,107

Income tax expense (benefit)	(6,694)	2,650	(614)	616

Total other comprehensive income (loss), net of tax	(11,647)	5,619	(1,212)	491

Comprehensive income	$40,367	$52,281	$99,025	$87,874

(3)    Earnings Per Common Share

The weighted average number of common shares outstanding used to compute basic earnings per common share were 76,243,092 and 78,340,026 for the three months ended June 30, 2001 and 2000, respectively, and 76,708,337 and 79,159,831 for the six months ended June 30, 2001 and 2000, respectively.  The weighted average number of common and common equivalent shares outstanding used to compute diluted earnings per common share were 77,213,524 and 79,009,517 for the three months ended June 30, 2001 and 2000, respectively, and 77,680,422 and 79,750,279 for the six months ended June 30, 2001 and 2000, respectively.

(4)    Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.  Results for 2001 reflect changes in methodologies of certain allocations. Leasing and equipment finance results for the second quarter and first six months of 2001 include increases of $415,000 and $915,000, after-tax, respectively, in intercompany expense.  The mortgage banking results for the second quarter and first six months of 2001 include reductions of $289,000 and $538,000 after-tax, respectively, in intercompany expense compared with 2000.  The net offsets to these changes in intercompany expenses are included in banking results.
		Leasing and			Eliminations
		Equipment	Mortgage		and
	Banking	Finance	Banking	Other	Reclassifications	Consolidated
(In thousands)
At or For the Three Months Ended
June 30, 2001

Revenues from External Customers:
Interest Income	$185,406	$22,975	$4,265	$80	$-	$212,726
Non-Interest Income	77,787	13,010	4,837	18	-	95,652

Total	$263,193	$35,985	$9,102	$98	$-	$308,378

Net Interest Income	$104,583	10,298	3,730	53	614	$119,278
Provision for Credit Losses	1,833	3,589	-	-	-	5,422
Non-Interest Income	77,787	13,010	5,449	23,640	(24,234)	95,652
Amortization of Goodwill and Other Intangibles	2,322	107	-	-	-	2,429
Other Non-Interest Expense	104,810	9,996	5,723	26,616	(23,620)	123,525
Income Tax Expense (Benefit)	27,668	3,634	1,305	(1,067)	-	31,540

Net Income (Loss)	$45,737	$5,982	$2,151	$(1,856)	$-	$52,014

Total Assets	$11,264,231	$950,339	$319,566	$70,850	$(976,323)	$11,628,663

At or For the Three Months Ended
June 30, 2000

Revenues from External Customers:
Interest Income	$187,010	$15,954	$1,324	$119	$-	$204,407
Non-Interest Income	72,561	10,144	2,452	17	-	85,174

Total	$259,571	$26,098	$3,776	$136	$-	$289,581

Net Interest Income (Expense)	$100,899	$6,933	$1,504	$(397)	$1,259	$110,198
Provision for Credit Losses	4,188	1,195	-	-	-	5,383
Non-Interest Income	72,561	10,146	3,710	21,882	(23,125)	85,174
Amortization of Goodwill and Other Intangibles	2,386	98	-	-	-	2,484
Other Non-Interest Expense	97,473	6,627	4,878	24,519	(21,866)	111,631
Income Tax Expense (Benefit)	26,623	3,531	127	(1,069)	-	29,212

Net Income (Loss)	$42,790	$5,628	$209	$(1,965)	$-	$46,662

Total Assets	$10,569,079	$667,881	$143,578	$48,986	$(523,819)	$10,905,705

	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
(In thousands)
At or For the Six Months Ended
June 30, 2001

Revenues from External Customers:
Interest Income	$372,956	$45,985	$6,176	$170	$-	$425,287
Non-Interest Income	151,084	21,230	7,355	40	-	179,709

Total	$524,040	$67,215	$13,531	$210	$-	$604,996

Net Interest Income	$204,548	20,496	5,681	334	2,010	$233,069
Provision for Credit Losses	2,445	5,402	-	-	-	7,847
Non-Interest Income	151,084	21,230	9,364	46,705	(48,674)	179,709
Amortization of Goodwill and Other Intangibles	4,644	214	-	-	-	4,858
Other Non-Interest Expense	207,034	19,173	9,895	49,614	(46,664)	239,052
Income Tax Expense (Benefit)	53,395	6,400	1,948	(959)	-	60,784

Net Income (Loss)	$88,114	$10,537	$3,202	$(1,616)	$-	$100,237

At or For the Six Months Ended
June 30, 2000

Revenues from External Customers:
Interest Income	$369,856	$29,421	$2,081	$206	$-	$401,564
Non-Interest Income	133,110	19,162	4,609	36	-	156,917

Total	$502,966	$48,583	$6,690	$242	$-	$558,481

Net Interest Income (Expense)	$200,347	$12,637	$2,711	$(1,324)	$2,667	$217,038
Provision for Credit Losses	4,299	2,074	-	-	-	6,373
Non-Interest Income	133,110	19,164	7,277	43,751	(46,385)	156,917
Amortization of Goodwill and Other Intangibles	4,771	196	-	-	-	4,967
Other Non-Interest Expense	195,040	12,699	10,067	46,440	(43,718)	220,528
Income Tax Expense (Benefit)	49,742	6,489	(30)	(1,497)	-	54,704

Net Income (Loss)	$79,605	$10,343	$(49)	$(2,516)	$-	$87,383

(5)     Investments and Securities Available for Sale

Total investments and securities available for sale consist of the following (in thousands).  The amortized cost of investments approximate their fair values.
	At June 30, 2001		At December 31, 2000

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Investments

Interest-bearing deposits with banks	$1,852	$1,852	$332	$332
Federal Home Loan Bank stock, at cost	137,431	137,431	110,441	110,441
Federal Reserve Bank stock, at cost	23,398	23,398	23,286	23,286

Total investments	162,681	162,681	134,059	134,059

Securities Available for Sale

U.S. Government and other marketable securities	20,529	20,529	550	550
Mortgage-backed securities:
Federal agencies	1,808,776	1,792,402	1,380,196	1,365,620
Private issuer and collateralized mortgage obligations	32,015	30,940	38,765	37,718

Total securities available for sale	1,861,320	1,843,871	1,419,511	1,403,888

Total investments and securities available for sale	$2,024,001	$2,006,552	$1,553,570	$1,537,947

(6)    Mortgage Servicing Rights

Mortgage servicing rights, net of valuation allowance, are summarized as follows:
	Six Months Ended June 30,

(In thousands)	2001	2000

Balance at beginning of period	$40,086	$22,614
Mortgage servicing rights capitalized	18,852	7,813
Amortization	(5,680)	(2,340)
Valuation adjustments	(900)	-

Balance at end of period	$52,358	$28,087

The valuation allowance for mortgage servicing rights is summarized as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2001	2000	2001	2000

Balance at beginning of period	$1,346	$946	$946	$946
Provision	500	-	900	-
Charge-offs	-	-	-	-

Balance at end of period	$1,846	$946	$1,846	$946

   The fair value of mortgage servicing rights included in the Consolidated Statements of Financial Condition at June 30, 2001 was approximately $58.2 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates commensurate with the risks involved.  Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

(7)     Stockholders’ Equity

Treasury stock and other consists of the following:
	At June 30, 2001	At December 31, 2000
(In thousands)

Treasury stock, at cost	$(407,164)	$(325,026)
Shares held in trust for deferred compensation plans, at cost	(63,862)	(61,908)
Unamortized deferred compensation	(33,507)	(33,056)
Loan to Executive Deferred Compensation Plan	(3,843)	(5,137)
Unearned ESOP shares	(109)	-

	$(508,485)	$(425,127)

During the first six months of 2001, TCF contributed $1.5 million to the TCF Employees Stock Purchase Plan (the “Plan”) in order to prefund a portion of TCF’s employer match of employee contributions for 2001.  The Plan used the proceeds to purchase 39,154 shares of TCF common stock which are held as unallocated shares until released to employee accounts as employer matching contributions.  TCF anticipates that all shares will be allocated to employee accounts by the end of the year.  The unallocated shares of TCF common stock held by the Plan at June 30, 2001 are reflected as a reduction of stockholders’ equity as required by generally accepted accounting principles.

The following table sets forth TCF’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:
	At June 30, 2001		At December 31, 2000

Tier 1 leverage capital	$744,766	6.39%	$758,766	6.90%
Tier 1 leverage capital requirement	349,681	3.00	330,110	3.00

Excess	$395,085	3.39%	$428,656	3.90%

Tier 1 risk-based capital	$744,766	10.15%	$758,766	10.66%
Tier 1 risk-based capital requirement	293,544	4.00	284,827	4.00

Excess	$451,222	6.15%	$473,939	6.66%

Total risk-based capital	$814,483	11.10%	$825,527	11.59%
Total risk-based capital requirement	587,089	8.00	569,655	8.00

Excess	$227,394	3.10%	$255,872	3.59%

   At June 30, 2001, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

The impact of adopting SFAS No. 133 on TCF’s financial position was not material.  A transition adjustment of $117,000 was recorded in other income in the statement of operations on January 1, 2001.  During the first six months of 2001, there were no gains or losses recognized in earnings representing ineffectiveness of the fair value hedges.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. - Management’s Discussion and Analysis of Financial
Condition and Results of Operations

CORPORATE PROFILE

TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. The Company has 360 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. Other affiliates provide leasing, mortgage banking, discount brokerage and annuity, insurance and mutual fund sales.

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

TCF’s core businesses are comprised of traditional bank branches, EXPRESS TELLER ATMs, and commercial, consumer and mortgage lending.  TCF emphasizes the “Totally Free” checking account as its anchor account, which provides opportunities to cross sell other convenience products and services and generate additional fee income. TCF’s strategy is to originate high credit quality, primarily secured loans and earn profits through lower interest-cost deposits. Commercial loans are generally made on local properties or to local customers, and are virtually all secured. TCF’s largest core lending business is its consumer home equity loan portfolio, comprised of fixed- and variable-rate closed-end loans and lines of credit.

TCF’s emerging businesses and products are comprised of supermarket bank branches, including supermarket consumer lending, leasing and equipment finance, debit cards, and Internet and college campus banking. TCF’s most significant de novo strategy has been its supermarket branch expansion. The Company opened its first supermarket branch in 1988, and now has 222 supermarket branches, with more than $1.1 billion in deposits.  TCF has the nation’s fourth largest supermarket branch network.  See “Financial Condition – Deposits.” TCF entered the leasing business through its 1997 acquisition of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases computers and other business-essential equipment to companies nationwide. The Company expanded its leasing operations in September 1999 through TCF Leasing, Inc. (“TCF Leasing”), a de novo general equipment leasing business to serve the transportation, general equipment, lease discounting, and syndications sectors.  See “Financial Condition – Loans and Leases.” These businesses are among TCF’s fastest growing operations. The Company’s VISA® debit card program has also grown significantly since its inception in 1996.  According to a March 31, 2001 statistical report issued by VISA, TCF is the 16th largest VISA debit card issuer in the United States, with over 1.2 million cards outstanding and the 12th largest based on sales volume.

TCF’s strategic initiatives are businesses that complement the Company’s core and emerging businesses. TCF’s new products have been significant contributors to the growth in fees and other revenues generated by checking accounts and loan products. Currently, TCF’s strategic initiatives include new card products designed to provide additional convenience to deposit and loan customers and to further leverage its EXPRESS TELLER ATM network.  On June 8, 2001, the Company launched its discount brokerage, TCF Express Trade, Inc., to provide discount brokerage business and on-line brokerage in the future.  The Company is also planning to launch additional insurance and investment products in 2001.

RESULTS OF OPERATIONS

TCF reported diluted earnings per common share of  67 cents and $1.29 for the second quarter and first six months of 2001, respectively, compared with 59 cents and $1.10 for the same 2000 periods.  Net income was $52 million and $100.2 million for the second quarter and first six months of 2001, compared with $46.7 million and $87.4 million for the same 2000 periods.  The first six months of 2001 results included a $2.1 million after-tax gain on sale of a branch, or 3 cents per diluted common share, compared with a $2.4 million after-tax gain on the sales of three branches, or 3 cents per diluted common share for the same period in 2000.  Return on average assets was 1.78% and 1.74% for the second quarter and first six months of 2001, respectively, compared with 1.73% and 1.63% for the same 2000 periods.  Return on average realized common equity was 23.22% and 22.33% for the second quarter and first six months of 2001, respectively, compared with 22.19% and 20.67% for the same 2000 periods.  Diluted cash earnings per common share, which excludes amortization and reduction of goodwill, net of income tax benefits, was 70 cents and $1.34 for the second quarter and six months of 2001, respectively, compared with 61 cents and $1.14 for the same 2000 periods.  On the same basis, cash return on average assets was 1.84% and 1.81% for the second quarter and first six months of 2001, respectively, compared with 1.80% and 1.70% for the same 2000 periods, and cash return on average realized equity was 24.07%  and 23.18% for the second quarter and first six months of 2001, respectively, compared with 23.09% and 21.56% for the same 2000 periods.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial lending, consumer lending, residential lending and treasury services, reported net income of $45.7 million and $88.1 million for the second quarter and first six months of 2001, respectively,  up 6.9% and 10.7% from $42.8 million and $79.6 million for the same 2000 periods. Net interest income for the second quarter and first six months of 2001 was $104.6 million and $204.5 million, respectively,  up from $100.9 million and $200.3 million for the same 2000 periods.  The provision for credit losses totaled $1.8 million and $2.4 million for the second quarter and first six months of 2001, respectively, down from $4.2 million and $4.3 million for the same 2000 periods.  Non-interest income (excluding gains on sales of branches) totaled $77.8 million and $147.8 million for the second quarter and first six months of 2001, respectively, up 13.2% and 14.3% from $68.7 million and $129.2 million for the same 2000 periods. This improvement was primarily due to increased fees and service charges and electronic funds transfer revenues, reflecting TCF’s expanded retail banking operations and customer base. Non-interest expense (excluding the amortization of goodwill and deposit base intangibles) totaled $104.8 million and $207 million for the second quarter and first six months of 2001, respectively, up 7.5% and 6.1% from $97.5 million and $195 million for the same 2000 periods.  The increases were primarily due to the costs associated with TCF’s continued retail banking expansion, including de novo supermarket branches, offset by sales of underperforming branches.

TCF has significantly expanded its retail banking franchise in recent periods and had 360 retail banking branches at June 30, 2001.  Since January 1, 1998, TCF has opened 176 new branches, of which 164 were supermarket branches.  TCF continued to expand its retail banking franchise by opening 8 new branches during the 2001 second quarter.  TCF anticipates opening approximately 25 branches during 2001.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly owned subsidiaries Winthrop and TCF Leasing, provides a broad range of comprehensive lease and equipment finance products.  This operating segment reported net income of $6 million and $10.5 million  for the second quarter and first six months of 2001, respectively, up 6.3% and 1.9% from $5.6 million and $10.3 million for the same 2000 periods.  As previously discussed in Note 4, leasing and equipment finance results for the second quarter and first six months of 2001 include increases of $415,000 and $915,000, after-tax, respectively, in intercompany expense.  Net interest income for the second quarter and first six months of 2001 was $10.3 million and $20.5 million, respectively, up 48.5% and 62.2% from $6.9 million and $12.6 million for the same 2000 periods. Leasing and equipment finance’s provision for credit losses totaled $3.6 million and $5.4 million for the second quarter and first six months of 2001 respectively, up from $1.2 million and $2.1 million for the same 2000 periods, primarily as a result of the significant growth in the portfolio coupled with increased net charge-offs.  Non-interest income totaled $13 million and $21.2 million for the second quarter and first six months of 2001, respectively, up  28.2% and 10.8% from $10.1 million and $19.2 million for the same 2000 periods. This increase is due to higher levels of sales type lease revenues during the second quarter of 2001.  Non-interest expense (excluding the amortization of goodwill) totaled $10 million and $19.2 million for the second quarter and first six months of 2001, respectively, up 50.8% and 51% from $6.6 million and $12.7 million for the same 2000 periods, primarily as a result of the growth experienced in TCF Leasing during the past year.

MORTGAGE BANKING activities include the origination and purchase of residential mortgage loans, generally for sale to third parties with servicing retained.  This operating segment reported net income of $2.2 million and $3.2 million for the second quarter and first six months of 2001, respectively, compared with net income of $209,000 and a net loss of $49,000 for the same 2000 periods.  As a result of changes in methodologies of certain allocations in 2001 as discussed in Note 4, 2001 results for the mortgage banking operating segment include a reduction of $289,000, after-tax, for the second quarter of 2001 and $538,000 after-tax for the first six months of 2001, in intercompany expense compared with 2000.  Non-interest income totaled $5.4 million and $9.4 million for the second quarter and first six months of 2001, respectively, up 46.9% and 28.7% from $3.7 million and $7.3 million for the same 2000 periods.  This increase in non-interest income from the second quarter of 2000 is primarily due to a $3.1 million increase in gains on sales of  loans held for sale, a $1.4 million increase in service fees and other fees on mortgage loans and an increase in other income of $884,000, partially offset by a $3.2 million increase in amortization of mortgage servicing rights.  During the second quarter and first six months of 2001, this operating segment had increased amortization of mortgage servicing rights of $2.4 million and $3.3 million, respectively, and recorded $500,000 and $900,000, respectively, in additional valuation allowance expense, due to the accelerating prepayments and larger servicing portfolios.   As a result of declines in interest rates during the first six months of 2001, the mortgage banking segment has experienced an increase in refinance activity.  During the first six months of 2001, this operating segment generated $1.8 billion in new loan applications and $1.1 billion in closed loans, up from $688.4 million and $430.9 million, respectively for the same 2000 period.  TCF’s mortgage pipeline (applications in process but not yet closed) was $747 million at June 30, 2001, compared with $221 million at December 31, 2000.  The third-party servicing portfolio was $4.3 billion at June 30, 2001 with a weighted average coupon on loans of 7.31%, compared with $4 billion at December 31, 2000 with a weighted average coupon on loans of  7.42%.  Non-interest expense totaled $5.7 million and $9.9 million for the second quarter and first six months of 2001, respectively,  up 17.3% and down 1.7% from $4.9 million and $10.1 million for the same 2000 period.  Contributing to the increase in non-interest expense during the second quarter of 2001 were increased expenses resulting from the high level of loan originations during the quarter.  Mortgage servicing rights totaled $52.4 million or 1.22% of the servicing portfolio at June 30, 2001, compared with $40.1 million or 1.01% at December 31, 2000.

Net Interest Income

Net interest income for the second quarter of 2001 was $119.3 million, compared with $110.2 million for the second quarter of 2000 and $113.8 million for the 2001 first quarter.  The net interest margin for the second quarter of 2001 was 4.40%, compared with 4.38% for the same 2000 period and 4.35% for the first quarter of 2001.  TCF’s second quarter 2001 net interest income increased $9.1 million over the comparable 2000 period.  Net interest income for the first six months of 2001 was $233.1 million, compared with $217 million for the same 2000 period.  The net interest margin for the first six months of 2001 was 4.38%, compared with 4.35% for the same period of 2000.  Net interest income improved by $24.2 million due to volume changes and decreased $8.1 million due to rate changes.  The increase in net interest income and net interest margin during the second quarter and first six months of 2001 is primarily due to the growth in higher yielding commercial loans and leases along with strong growth in low cost deposits.  Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  Achieving net interest margin growth is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits.  If variable index rates (e.g., prime) were to decline, TCF may experience  compression of its net interest margin depending on the timing and amount of any reductions, as it is possible that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as home equity loans.  Competition for checking, savings and money market deposits, important sources of lower cost funds for TCF, is intense.  TCF may also experience compression in its net interest margin if the rates paid on deposits increase or as a result of new pricing strategies and lower rates offered on loan products in order to respond to competitive conditions.  See “Market Risk - Interest-Rate Risk” and “Financial Condition - Deposits.”

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the second quarter and first six months of 2001 as compared with the same periods last year.  Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2001 Versus Same Period in 2000			Six Months Ended June 30, 2001 Versus Same Period in 2000

	Increase (Decrease) Due to			Increase (Decrease) Due to

(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Investments	$686	$(591)	$95	$823	$(798)	$25

Securities available for sale	5,749	-	5,749	4,871	77	4,948

Loans held for sale	3,371	(492)	2,879	4,941	(799)	4,142

Loans and leases:
Residential real estate	(10,855)	(97)	(10,952)	(17,327)	1,360	(15,967)
Commercial real estate	5,766	(1,910)	3,856	11,608	(2,306)	9,302
Commercial business	1,030	(1,431)	(401)	2,016	(1,504)	512
Consumer	4,297	(4,225)	72	8,600	(4,403)	4,197
Leasing and equipment finance	7,985	(964)	7,021	17,454	(890)	16,564

Total loans and leases	8,223	(8,627)	(404)	22,351	(7,743)	14,608

Total interest income	18,029	(9,710)	8,319	32,986	(9,263)	23,723

Deposits:
Checking	39	(38)	1	66	(79)	(13)
Savings	(135)	(736)	(871)	(325)	(1,000)	(1,325)
Money market	1,089	(1,013)	76	2,236	72	2,308
Certificates	(1,948)	141	(1,807)	(3,605)	4,880	1,275

Total deposits	(955)	(1,646)	(2,601)	(1,628)	3,873	2,245

Borrowings:
Securities sold under repurchase agreements and federal funds purchased	6,455	(3,377)	3,078	10,127	(3,515)	6,612
FHLB advances	1,645	(538)	1,107	3,267	(948)	2,319
Discounted lease rentals	(248)	(205)	(453)	(502)	(173)	(675)
Other borrowings	(1,378)	(514)	(1,892)	(2,430)	(379)	(2,809)

Total borrowings	6,474	(4,634)	1,840	10,462	(5,015)	5,447

Total interest expense	5,519	(6,280)	(761)	8,834	(1,142)	7,692

Net interest income	$12,510	$(3,430)	$9,080	$24,152	$(8,121)	$16,031

Provision for Credit Losses

TCF provided $5.4 million for credit losses in the second quarter of 2001, compared with $5.4 million for the same prior-year period.  TCF provided $7.8 million for the first six months of 2001, compared with $6.4 million for the same period in 2000.  Net loan and lease charge-offs were $3.9 million and $4.8 million during the second quarter and first six months of 2001, respectively, compared with $1.2 million and $1.1 million during the same 2000 periods.  The increase in provisions and net loan and lease charge-offs from 2000 reflects the impact of the growth in the higher-risk commercial loan and lease portfolios coupled with increased charge-offs in the leasing portfolio.  At June 30, 2001, the allowance for loan and lease losses totaled $69.7 million, compared with $66.7 million at December 31, 2000.  See “Financial Condition - Allowance for Loan and Lease Losses.”

Non-Interest Income

Non-interest income is a significant source of revenues for TCF and an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Excluding gains on sales of branches, non-interest income increased $14.3 million, or 17.6%, to $95.7 million for the second quarter of 2001, compared with $81.3 million for the same period in 2000.  On the same basis, non-interest income increased $23.3 million, or 15.3%, to $176.4 million for the first six months of 2001, compared with $153.1 million for the same period in 2000.  The increase was primarily due to increased fee and service charges and electronic funds transfer revenues, and reflects TCF’s expanded retail banking and customer base.

Electronic funds transfer revenues totaled $22 million and $41.4 million for the second quarter and first six months of 2001, respectively, representing increases of 10.4% and 11.1% from $19.9 million and $37.3 million for the same 2000 periods.  These increases reflect TCF’s efforts to provide banking services through its EXPRESS TELLER ATM network and the TCF Express Cards.  Included in electronic funds transfer revenues are Express Card interchange fees of $9.3 million and $17.3 million compared with $7.1 million and $13.1 million for the second quarter and first six months ended June 30, 2001 and 2000, respectively.  The significant increase in these fees reflects an increase in the distribution of Express Cards, and an increase in utilization resulting from TCF’s phone card promotion which rewards customers with long distance minutes based on usage, a promotion begun in February 2000.  TCF had 1.3 million EXPRESS TELLER ATM cards outstanding at June 30, 2001, of which 1.2 million were Express Cards.  At June 30, 2000, TCF had 1.2 million EXPRESS TELLER ATM cards outstanding of which 1 million were Express Cards.  The percentage of TCF’s checking account base with Express Cards increased to 79% during the second quarter of 2001, from 74.3% during the second quarter of 2000.  The average number of transactions per month on active Express Cards increased to 11 during the second quarter of 2001, from 10 during the second quarter of 2000.  TCF had 1,377 EXPRESS TELLER ATMs in its network at June 30, 2001, compared with 1,381 at June 30, 2000.  Electronic funds transfer revenues in future periods may be negatively impacted by pending legislative proposals which, if enacted and not judicially restrained, could limit EXPRESS TELLER ATM fees.

Leasing revenues totaled $13 million and $21.2 million for the second quarter and first six months of 2001, respectively, compared with $10.1 million and $19.2 million for the same 2000 periods.  The volume and type of new lease transactions and the resulting revenues may fluctuate from period to period based upon factors not within the control of TCF, such as economic conditions.  The increase in total leasing revenues from the second quarter of 2000 is primarily due to increases of $1.6 million from sales-type lease transactions, $907,000 from operating lease transactions, and $352,000 in other revenues.

Mortgage banking revenues were $4.8 million and $7.4 million for the second quarter and first six months of 2001, respectively, compared with $2.5 million and $4.6 million for the same 2000 periods.  The increase in revenues is attributable to increased gains on sales of loans and other income on higher origination and sales activity.  The following table sets forth information about mortgage banking revenues:

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars in thousands)	2001	2000	$ Change	2001	2000	$ Change

Servicing income	$4,181	$2,861	$1,320	$7,941	$5,762	$2,179
Less: Mortgage servicing amortization	4,076	1,130	2,946	6,580	2,340	4,240

Net servicing income	105	1,731	(1,626)	1,361	3,422	(2,061)
Gains on sales of loans	3,373	246	3,127	3,967	495	3,472
Other income	1,359	475	884	2,027	692	1,335

Total mortgage banking	$4,837	$2,452	$2,385	$7,355	$4,609	$2,746

During the first quarter of 2001, TCF recognized a gain of $3.3 million on the sale of one Michigan branch with $30 million in deposits, compared with gains of $3.9 million on the sale of three Michigan branches with $31 million in deposits during the second quarter of 2000.

Non-Interest Expense

Non-interest expense totaled $126 million for the second quarter of 2001, compared with $114.1 million for the same 2000 period.   For the first six months of 2001, non-interest  expense totaled $243.9 million, up 8.2% from $225.5 million for the same 2000 period.  Compensation and employee benefits expense totaled $67.7 million and $130.4 million for the 2001 second quarter and first six months, respectively, compared with $59.8 million and $118.2 million for the comparable periods in 2000.  The increase in compensation and employee benefits over the first six months of 2000 is primarily due to TCF’s continued leasing and de novo retail banking expansion as well as increased production in mortgage banking.

Advertising and promotions expenses totaled $5.6 million and $10.9 million for the second quarter and first six months of 2001, respectively, compared with $5 million and $9.1 million for the same periods in 2000.  The increases in 2001, are primarily due to costs associated with expanded retail banking activities and promotional expenses associated with TCF Express Phone Card, where customers earn free long distance minutes for use of their debit cards.  During the second quarter of 2001, TCF awarded over 25.2 million minutes under this promotion, compared with 12.2 million during the second quarter of 2000.

Other non-interest expense totaled $30.7 million and $58.6 million for the second quarter and first six months of 2001, respectively, reflecting an increase of 9.1% and 5.5% from $28.1 million and $55.5 million for the same 2000 periods, primarily the result of increased expenses associated with higher levels of activity in mortgage banking and expanded leasing operations.

Income Taxes

TCF recorded income tax expense of $31.5 million and $60.8 million for the second quarter and first six months of 2001, respectively, or 37.75% of income before income tax expense, compared with $29.2 million and $54.7 million, or 38.5% of income before income tax expense, for the comparable 2000 periods.  The lower tax rates in 2001 primarily reflect lower state taxes.

FINANCIAL CONDITION

Investments and Securities Available for Sale

TCF purchased $550 million of mortgage-backed securities during the first quarter of 2001 in response to expected declines in the residential real estate loan portfolio.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

(In thousands)	At June 30, 2001	At December 31, 2000	% Change from December 31, 2000

Residential real estate	$3,247,212	$3,666,765	(11.4)%
Unearned premiums and deferred loan fees	4,601	7,066	(34.9)

	3,251,813	3,673,831	(11.5)

Consumer:
Home equity	2,292,238	2,168,827	5.7
Other secured	49,232	56,812	(13.3)
Unsecured	22,433	25,175	(10.9)
Unearned discounts and deferred loan fees	(14,910)	(16,680)	10.6

	2,348,993	2,234,134	5.1

Commercial real estate:
Apartments	382,421	324,666	17.8
Other permanent	935,891	871,614	7.4
Construction and development	169,123	178,372	(5.2)
Unearned discounts and deferred loan fees	(3,201)	(2,811)	13.9

	1,484,234	1,371,841	8.2

Commercial business	418,274	409,915	2.0
Deferred loan costs	524	507	3.4

	418,798	410,422	2.0

Leasing and equipment finance:
Loans:
Equipment finance loans	255,568	204,351	25.1
Deferred loan costs	2,939	2,708	8.5

	258,507	207,059	24.8

Lease financings:
Direct financing leases	680,529	658,678	3.3
Sales-type leases	36,735	37,645	(2.4)
Lease residuals	31,897	30,426	4.8
Unearned income and deferred lease costs	(95,388)	(94,506)	(0.9)
Investment in leveraged leases	16,955	17,169	(1.2)

	670,728	649,412	3.3

	929,235	856,471	8.5

	$8,433,073	$8,546,699	(1.3)

Approximately 69% of the home equity loan portfolio at June 30, 2001 consists of closed-end loans, compared with 68% at December 31, 2000.  In addition, at June 30, 2001, 45% of this portfolio carries a variable interest rate, compared with 47% at December 31, 2000.  At June 30, 2001, the weighted average loan-to-value ratio for the home equity loan portfolio was 77%, unchanged from December 31, 2000.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At June 30, 2001		At December 31, 2000

	Balance	Percent of Total	Balance	Percent of Total

Loan-to-Value Ratios (1):
Over 100% (2)	$50,182	2.2%	$45,633	2.1%
Over 90% to 100%	500,101	21.8	486,536	22.4
Over 80 to 90%	724,617	31.6	648,218	29.9
80% or less	1,017,338	44.4	988,440	45.6

Total	$2,292,238	100.0%	$2,168,827	100.0%

(1)			Loan-to-value is based on the loan amount (current outstanding balance on closed-end loans and the total commitment on lines of credit) plus deferred loan origination costs net of fees and refundable insurance premiums, if any, plus the original amount of senior liens, if any. Property values represent the most recent appraised value or property tax assessment value known to TCF. In most cases, this value was obtained at the loan origination date and does not reflect subsequent appreciation or depreciation in property values, if any.

(2)			Amount reflects the outstanding loan balance. The portion of the loan balance in excess of 100% of the property value is substantially less.

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets.  At June 30, 2001, approximately 87% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.  In addition, approximately 98% of TCF’s commercial business and commercial real estate loans are secured either by properties or underlying business assets.

Total loan and lease originations for TCF’s leasing business were $264.3 million for the first six months of 2001, compared with $296.5 million for the same 2000 period.  At June 30, 2001, the backlog of approved transactions related to TCF’s leasing business totaled $141.5 million, compared with $165.6 million at December 31, 2000.  Included in this portfolio at June 30, 2001 are $149.5 million of loans and leases secured by trucks and trailers, compared with $152.3 million at December 31, 2000.  TCF has substantially reduced its originations in the transportation segment.  TCF’s expanded leasing activity is subject to the risk of cyclical downturns and other adverse economic developments affecting these industries and markets.  TCF’s ability to grow its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there is a lower demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service.  TCF Leasing has originated most of its portfolio during recent periods, and consequently the performance of this portfolio may not be reflective of future results and credit quality.

Loan and lease originations, including loans held for sale, for the first six months of 2001 and 2000 were as follows:

	Six Months Ended June 30,

(In thousands)	2001	2000

Consumer (1)	$741,559	$524,848
Commercial	309,397	364,551
Leasing and equipment finance	264,287	296,493
Residential real estate (1)	1,114,412	427,612

Total	$2,429,655	$1,613,504

(1)  Includes loans held for sale.

Allowance for Loan and Lease Losses

A summary of the activity of the allowance for loan and lease losses and selected statistics follows:

	Three Months Ended June 30 ,		Six Months Ended June 30,

	2001	2000	2001	2000
(Dollars in thousands)

Balance at beginning of period	$68,136	$56,775	$66,669	$55,755
Provision for credit losses	5,422	5,383	7,847	6,373
Charge-offs	(5,026)	(2,959)	(7,285)	(4,902)
Recoveries	1,135	1,798	2,436	3,771

Net charge-offs	(3,891)	(1,161)	(4,849)	(1,131)

Balance at end of period	$69,667	$60,997	$69,667	$60,997

Ratio of annualized net loan and lease charge-offs to average loans and leases outstanding	.19%	.06%	.11%	.03%

Allowance for loan and lease losses as a percentage of total loans and leases at period end	.83%	.74%

Additional information on the allowance for loan and lease losses follows:

	At or For the Six Months Ended June 30, 2001				At or For the Year Ended December 31, 2000

(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio	Net Charge Offs (Recoveries)(1)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio	Net Charge Offs (Recoveries)

Commercial real estate	$22,060	$1,484,234	1.49%	-%	$20,753	$1,371,841	1.51%	(.02)%
Commercial business	11,012	418,798	2.63	.03	9,668	410,422	2.36	(.15)
Consumer	8,732	2,348,993.37		.09	9,764	2,234,134.44		.12
Leasing and equipment finance	9,257	929,235	1.00	.82	7,583	856,471.89		.33
Unallocated	16,139	-	.19	N.A.	16,139	-	.19	N.A.

Subtotal	67,200	5,181,260	1.30	.19	63,907	4,872,868	1.31	.09
Residential real estate	2,467	3,251,813.08		-	2,762	3,673,831.08		-

Total	$69,667	$8,433,073.83		.11	$66,669	$8,546,699.78		.05

(1)         Annualized.
N.A.  Not applicable.

The ratio of annualized net loan charge-offs (recoveries) to average loans outstanding for TCF’s consumer portfolio were .12% and .09% for the three and six months ended June 30, 2001, respectively, compared with (.01)% and .04% for the same periods of 2000.  Included in the net loan and lease charge-offs for the second quarter and first six months of 2001 were net recoveries related to the consumer finance automobile loans of $428,000 and $942,000  respectively, compared with $875,000 and $1.1 million for the same periods of 2000.

As previously noted, TCF provided $5.4 million for credit losses in the second quarter of 2001, compared with $5.4 million for the same period of 2000 and $2.4 million for the first quarter of 2001.  At June 30, 2001, the allowance for loan and lease losses totaled $69.7 million, compared with $66.7 million at December 31, 2000 and $68.1 million at March 31, 2001.  The increase in the provision for credit losses and the allowance for loan and lease losses during the second quarter of 2001 reflects the impact of the growth in the higher-risk commercial loan and lease portfolios coupled with increased charge-offs in the leasing portfolio.

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

Non-Performing Assets

Non-performing assets, consisting of non-accrual loans and leases and other real estate owned, totaled $43.8 million, or .52% of net loans and leases at June 30, 2001, compared with $46.1 million, or .54% at December 31, 2000.  Included in non-accrual leasing and equipment finance at June 30, 2001 are $1.5 million of leases that have been funded on a non-recourse basis by third-party financial institutions.  Approximately 63% of non-performing assets at June 30, 2001 consist of, or are secured by, residential real estate.  Non-performing assets are summarized in the following table:

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Non-accrual loans and leases:
Consumer	$13,397	$13,027
Residential real estate	5,985	4,829
Commercial real estate	4,958	5,820
Commercial business	665	236
Leasing and equipment finance, net	7,981	7,376

Total non-accrual loans and leases, net	32,986	31,288
Non-recourse discounted lease rentals	1,545	3,910

Total non-accrual loans and leases, gross	34,531	35,198
Other real estate owned	9,294	10,869

Total non-performing assets, gross	$43,825	$46,067

Total non-performing assets, net	$42,280	$42,127

Accruing loans and leases 90 days or more past due	$6,741	$5,020

Gross non-performing assets as a percentage of net loans and leases	.52%	.54%

Gross non-performing assets as a percentage of total assets	.38%	.41%

The over 30-day delinquency rate on TCF’s loans and leases (excluding loans held for sale and non-accrual loans and leases) was .65% of loans and leases outstanding at June 30, 2001, compared with .69% at year-end 2000.  TCF’s delinquency rates are determined using the contractual method.  The following table sets forth information regarding TCF’s over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

	At June 30, 2001		At December 31, 2000

	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio

Consumer	$22,129.95%		$20,628.93%
Residential real estate	13,658.42		16,971.46
Commercial real estate	101.01		1,793.13
Commercial business	1,345.32		3,958.96
Leasing and equipment finance	17,739	1.93	15,508	1.83

Total	$54,972.65		$58,858.69

TCF’s over 30-day delinquency rate on total consumer loans was .95% at June 30, 2001, compared to .93% at year-end 2000.  TCF’s over 30-day delinquency on total leasing and equipment finance increased to 1.93% at June 30, 2001 from 1.83% at December 31, 2000.  Included in delinquent leasing and equipment finance at June 30, 2001 are $1.5 million of leases that have been funded on a non-recourse basis by third-party financial institutions.  Management continues to monitor the leasing and equipment finance and consumer loan portfolios, which will generally have higher delinquencies than other categories.

In addition to the non-accrual loans and leases, there were commercial real estate and commercial business loans with an aggregate principal balance of $58.4 million outstanding at June 30, 2001 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms.  This amount consists of loans that were classified for regulatory purposes as substandard or doubtful, or were to borrowers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  This compares with $19.9 million of such loans at December 31, 2000.  Although these loans are secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing.  The recorded investment in loans that are considered to be impaired was $8 million and $6.8 million at June 30, 2001 and December 31, 2000, respectively.  The related allowance for credit losses was $1.7 million at June 30, 2001, compared with $1.3 million at December 31, 2000.  All of the impaired loans were on non-accrual status.  The average recorded investment in impaired loans during the three months ended June 30, 2001 was $8.4 million, compared with $7.7 million for the 2001 first quarter.  Management monitors the performance and classification of such loans and leases and the financial condition of these borrowers.

Deposits

Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF.  Deposits totaled $6.9 billion at June 30, 2001, up $24.3 million from December 31, 2000.  The increase in deposits is net of the impact of the previously noted sale of one branch during the first six months of 2001.  Lower interest-cost checking, savings and money market deposits totaled $4.3 billion, up $246.5 million from December 31, 2000, and comprised 62.6% of total deposits at June 30, 2001.  The average annualized fee revenue per retail checking account for the first six months of 2001 was $207, compared with $175 for the comparable 2000 period.  Higher interest-cost certificates of deposit decreased $222.2 million from December 31, 2000 as a result of the growth in other lower cost deposits, the availability of other, lower cost funding sources and TCF’s reluctance to match higher certificate of deposit pricing by competitors.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 2.31% at June 30, 2001, compared with 3.12% at December 31, 2000.

TCF continued to expand its supermarket banking franchise by opening 7 new branches during the 2001 second quarter.  TCF now has 222 supermarket branches, up from 207 such branches a year ago.  Additional information regarding TCF’s supermarket branches is as follows:

Supermarket Banking Summary:	At or for the Six Months Ended June 30,

(Dollars in thousands)	2001	2000	Increase (Decrease)	% Change

Number of branches	222	207	15	7.2%
Number of deposit accounts	699,597	614,983	84,614	13.8
Deposits:
Checking	$544,111	$436,220	$107,891	24.7
Savings	165,016	142,878	22,138	15.5
Money market	120,461	86,837	33,624	38.7
Certificates	312,339	305,214	7,125	2.3

Total deposits	$1,141,927	$971,149	$170,778	17.6

Average rate on deposits	1.91%	2.35%	(.44)%	(18.7)

Total fees and other revenues (quarter ended)	$35,074	$28,497	$6,577	23.1

Total fees and other revenues (year-to-date)	$64,710	$51,811	$12,899	24.9

Consumer loans outstanding	$263,328	$213,498	$49,830	23.3

Borrowings

Borrowings totaled $3.6 billion as of June 30, 2001, up $387.3 million from year-end 2000.  The increase was primarily due to increases of  $150 million in FHLB advances, $135.9 million in treasury, tax and loan notes, $106.2 million in securities sold under repurchase agreements and $39 million in federal funds purchased, partially offset by decreases of $28.8 million in subordinated debt and $18.1 million in discounted lease rentals.   Included in FHLB advances at June 30, 2001 are $1.8 billion of fixed-rate advances which are callable at par on certain anniversary dates and quarterly thereafter until maturity.  If called, the FHLB will provide replacement funding at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions.  The weighted-average rate on borrowings decreased to 5.26% at June 30, 2001, from 6.23% at December 31, 2000.  At June 30, 2001, borrowings with a maturity of one year or less totaled $1.4 billion.

On July 2, 2001, TCF exercised its right of redemption on the $28.8 million of 9.50% senior subordinated debentures at par plus accrued earnings to the date of redemption, in accordance with redemption provisions of the debentures.

Stockholders’ Equity

Stockholders’ equity at June 30, 2001 was $890.4 million, or 7.7% of total assets, down from $910.2 million, or 8.1% of total assets, at December 31, 2000.  The decrease in stockholders’ equity is primarily due to the repurchase of  2.3 million shares of TCF’s common stock at a cost of $88.1 million and the payment of $39.1 million in dividends on common stock, partially offset by net income of $100.2 million for the first six months of 2001.  On April 30, 2001, TCF’s Board of Directors authorized another repurchase of up to 5% of TCF’s common stock, or approximately 3.9 million shares.  At June 30, 2001, TCF has 4.2 million shares remaining in stock repurchase programs authorized by its Board of Directors.  On July 24, 2001, TCF declared a quarterly dividend of 25 cents per common share, payable on August 31, 2001 to shareholders of record as of August 3, 2001.

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

TCF’s Asset/Liability Management Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors.  The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.  Management’s estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and a general rise in interest rates.  Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships.  In addition, TCF’s interest-rate risk will increase during periods of rising interest rates due to resulting slower prepayments on loans and mortgage-backed securities, and the increased likelihood that the Federal Home Loan Bank (“FHLB”) will exercise its option to call certain of TCF’s longer-term FHLB advances.  See “Financial Condition - Borrowings.”  TCF’s one-year adjusted interest-rate gap was a negative $353 million, or (3)% of total assets, at June 30, 2001, compared with a negative $215 million, or (2)% of total assets, at December 31, 2000.

Recent Accounting Developments

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

The Company is required to adopt the provisions of SFAS No. 141 immediately, for all business combinations initiated after July 1, 2001 and SFAS No. 142 effective January 1, 2002.  Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will no longer be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.  Goodwill and intangible assets with indefinite useful lives acquired in business combinations completed before July 1, 2001 will continue to be amortized until SFAS No. 142 is adopted on January 1, 2002.

Upon adoption of SFAS No. 142, TCF will be required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications of intangible assets in order to conform with the new criteria of SFAS No. 141 for recognition apart from goodwill.  Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first quarter after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, as in the case of goodwill, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first quarter of 2002.  Any impairment loss will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $145.5 million and unamortized identifiable intangible assets (deposit base intangibles) in the amount of $9.2 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142.  Amortization expense related to goodwill was $7.7 million ($7.5 million after-tax) and $3.9 million ($3.8 million after-tax) for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.  Amortization of goodwill for both the years ended December 31, 2001 and 2002 is scheduled at $7.7 million ($7.6 million after-tax).  Management has not determined the impact of adopting these Statements on TCF’s financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Supplementary Information

SELECTED QUARTERLY FIANANCIAL DATA (Unaudited)
(Dollars in thousands, except per-share data)	At June 30, 2001	At March 31, 2001	At Dec. 31, 2000	At Sept. 30, 2000	At June 30, 2000	At March 31, 2000

SELECTED FINANCIAL CONDITION DATA:
Total assets	$11,628,663	$11,845,124	$11,197,462	$10,980,000	$10,905,705	$10,761,821
Investments	162,681	242,065	134,059	132,173	131,635	155,265
Securities available for sale	1,843,871	1,928,338	1,403,888	1,413,218	1,436,836	1,470,532
Residential real estate loans	3,251,813	3,450,311	3,673,831	3,797,023	3,866,659	3,932,944
Other loans and leases	5,181,260	5,010,256	4,872,868	4,562,644	4,364,491	4,158,849
Deposits	6,916,145	7,030,818	6,891,824	6,810,921	6,719,962	6,823,248
Borrowings	3,571,501	3,675,428	3,184,245	3,115,066	3,205,732	2,975,080
Stockholders' equity	890,369	895,066	910,220	859,444	807,382	780,311

SELECTED OPERATIONS DATA:
Interest income	$212,726	$212,561	$214,408	$210,709	$204,407	$197,157
Interest expense	93,448	98,770	103,584	100,035	94,209	90,317

Net interest income	119,278	113,791	110,824	110,674	110,198	106,840
Provision for credit losses	5,422	2,425	4,711	3,688	5,383	990

Net interest income after provision for credit losses	113,856	111,366	106,113	106,986	104,815	105,850

Non-interest income:
Fees and other revenues	95,652	80,741	86,343	84,069	81,308	71,743
Gains on sales of branches	-	3,316	8,947	-	3,866	-

Total non-interest income	95,652	84,057	95,290	84,069	85,174	71,743

Non-interest expense:
Amortization of goodwill	1,945	1,944	1,940	1,937	1,915	1,914
Other non-interest expense	124,009	116,012	114,641	113,189	112,200	109,466

Total non-interest expense	125,954	117,956	116,581	115,126	114,115	111,380

Income before income tax expense	83,554	77,467	84,822	75,929	75,874	66,213
Income tax expense	31,540	29,244	32,657	29,232	29,212	25,492

Net income	$52,014	$48,223	$52,165	$46,697	$46,662	$40,721

Per common share:
Basic earnings	$.68	$.62	$.67	$.60	$.60	$.51

Diluted earnings	$.67	$.62	$.66	$.59	$.59	$.51

Diluted cash earnings (1)	$.70	$.64	$.68	$.61	$.61	$.53

Dividends declared	$.25	$.25	$.2125	$.2125	$.2125	$.1875

MORTGAGE BANKING REVENUES:
Servicing income	$4,181	$3,760	$3,739	$3,141	$2,861	$2,901
Less: Mortgage servicing amortization	4,076	2,504	1,779	1,207	1,130	1,210

Net servicing income	105	1,256	1,960	1,934	1,731	1,691
Gains on sales of loans	3,373	594	637	215	246	249
Other income	1,359	668	563	600	479	213

Total mortgage banking	$4,837	$2,518	$3,160	$2,749	$2,456	$2,153

FINANCIAL RATIOS: (2)
Return on average assets	1.78%	1.71%	1.89%	1.71%	1.73%	1.53%
Cash return on average assets (1)	1.84	1.77	1.96	1.78	1.80	1.60
Return on average realized common equity	23.22	21.47	23.17	21.52	22.19	19.24
Return on average common equity	23.37	21.54	23.78	22.55	23.72	20.55
Cash return on average realized common equity (1)	24.07	22.31	24.01	22.39	23.09	20.12
Average total equity to average assets	7.61	7.93	7.95	7.60	7.28	7.44
Average realized tangible equity to average assets	6.28	6.51	6.66	6.43	6.23	6.35
Average tangible equity to average assets	6.23	6.48	6.45	6.06	5.72	5.84
Net interest margin (3)	4.40	4.35	4.33	4.38	4.38	4.32

(1)						Excludes amortization and reduction of goodwill, net of income tax benefit.
(2)						Annualized.
(3)						Net interest income divided by average interest-earning assets.

 TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends
Earned or Paid, and Related Interest Yields and Rates

	Six Months Ended June 30,

	2001			2000

(Dollars in thousands)	Average Balance	Interest (1)	Yields and Rates (2)	Average Balance	Interest (1)	Yields and Rates (2)

Assets:
Investments	$163,405	$4,786	5.86%	$137,401	$4,761	6.93%
Securities available for sale (3)	1,693,749	55,968	6.61	1,546,089	51,020	6.60
Loans held for sale	351,705	12,237	6.96	211,481	8,095	7.66
Loans and leases:
Residential real estate	3,441,536	123,012	7.15	3,926,183	138,979	7.08
Commercial real estate	1,423,174	57,673	8.10	1,138,888	48,371	8.49
Commercial business	408,670	16,484	8.07	360,438	15,972	8.86
Consumer	2,270,555	109,142	9.61	2,094,362	104,945	10.02
Leasing and equipment finance	899,131	45,985	10.23	558,437	29,421	10.54

Total loans and leases (4)	8,443,066	352,296	8.35	8,078,308	337,688	8.36

Total interest-earning assets	10,651,925	425,287	7.99	9,973,279	401,564	8.05

Other assets (5)	847,534			752,913

Total assets	$11,499,459			$10,726,192

Liabilities and Stockholders' Equity:
Non-interest bearing deposits	$1,509,919			$1,279,164
Interest-bearing deposits:
Checking	764,636	2,175.57		741,052	2,188.59
Savings	999,221	4,560.91		1,061,404	5,885	1.11
Money market	871,020	12,653	2.91	716,545	10,345	2.89
Certificates	2,710,817	75,261	5.55	2,846,714	73,986	5.20

Total interest-bearing deposits	5,345,694	94,649	3.54	5,365,715	92,404	3.44

Total deposits	6,855,613	94,649	2.76	6,644,879	92,404	2.78

Borrowings:
Securities sold under repurchase agreements and federal funds purchased	1,215,055	32,033	5.27	842,737	25,421	6.03
FHLB advances	1,997,382	56,158	5.62	1,882,260	53,839	5.72
Discounted lease rentals	154,917	6,277	8.10	167,218	6,952	8.31
Other borrowings	94,497	3,101	6.56	167,833	5,910	7.04

Total borrowings	3,461,851	97,569	5.64	3,060,048	92,122	6.02

Total interest-bearing liabilities	8,807,545	192,218	4.36	8,425,763	184,526	4.38

Total deposits and borrowings	10,317,464	192,218	3.73	9,704,927	184,526	3.80

Other liabilities (5)	289,520			230,174

Total liabilities	10,606,984			9,935,101
Stockholders' equity (5)	892,475			791,091

Total liabilities and stockholders' equity	$11,499,459			$10,726,192

Net interest income and margin		$233,069	4.38%		$217,038	4.35%

(1)	Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $82,000 and $93,000 was recognized during the six months ended June 30, 2001 and 2000, respectively.
(2)	Annualized.
(3)	Average balance and yield of securities available for sale are based upon the historical amortized cost.
(4)	Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5)	Average balance is based upon month-end balances.

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

The Glendale damages decision was appealed to the United States Court of Appeals for the Federal Circuit, and on February 16, 2001, the Federal Circuit vacated the trial court’s award of damages.  The Federal Circuit held that the trial court’s award of approximately $530 million in restitution was erroneous given the facts of the case.  The Federal Circuit concluded that for purposes of measuring the loss suffered by Glendale as a result of the Government’s breach, reliance damages provided a “firmer and more rational basis” than the alternative damages theories argued by the parties.  The Federal Circuit did not affirm or reverse the trial court’s award of approximately $380 million in non- overlapping post-breach reliance damages, but instead remanded the case to the Court of Federal Claims for a determination of the total reliance damages to which Glendale may be entitled.

On December 22, 1997, the Court of Federal Claims issued a decision finding the existence of contracts and governmental breaches of those contracts in four other “supervisory goodwill” cases, consolidated for purposes of that decision only under the title California Federal Bank v. United States, 39 Fed. Cl. 753 (1997).  In reaching its decision, the Court of Federal Claims rejected a number of “common issue” defenses that the government has raised in a number of “supervisory goodwill” cases.  In November 1998, the Court of Federal Claims issued another decision in the California Federal case prohibiting the plaintiff in that case from offering evidence as to a lost profits theory of damages.  A two-month trial regarding the plaintiff’s other damages theories in that case was concluded in early March 1999.  On April 21, 1999, the Court of Federal Claims entered judgment for the plaintiff in California Federal, and awarded the plaintiff $22,966,523.42 in damages under a cost of replacement capital theory.  California Federal Bank v. United States, 43 Fed Cl. 445 (1999).  The California Federal decision was appealed to the United States Court of Appeals for the Federal Circuit, and on April 2, 2001, the Federal Circuit affirmed-in-part the judgment of the Court of Federal Claims, vacated that judgment in part, and remanded the case for further proceedings in the trial court.  The Federal Circuit affirmed the Court of Federal Claims’ decision on liability, and held that the parties had entered into “supervisory goodwill” contracts and that the government had breached these contracts.  With respect to damages issues, the Federal Circuit rejected the plaintiff’s argument that the Court of Federal Claims had erred in limiting damages under a cost of replacement capital theory to “floatation costs,” holding that it found “no clear error in the [trial] court’s factual finding that the floatation costs provided an appropriate measure of Cal Fed’s damages incurred in replacing the supervisory goodwill with tangible capital.”  The Federal Circuit also held that it found no fault with the Court of Federal Claims’ denial of restitution damages.  The Federal Circuit held that the Court of Federal Claims had erred by not permitting the plaintiff to present evidence on its lost profits claim, and remanded for a trial on that claim.  The plaintiff has sought rehearing of the Federal Circuit’s decision with respect to the restitution and cost of replacement capital claims, and the government has sought rehearing of the Federal Circuit’s liability decision.  Both parties’ rehearing requests are pending.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 9, 2001, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of March 16, 2001 in connection with matter indicated below.  Following is a brief description of  the matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to the matter:

	Vote

		Against or		Broker
	For	Withheld	Abstain	Nonvote

1. Election of Directors
Luella G. Goldberg	68,709,739	655,722	N/A	N/A
George G. Johnson	68,711,615	653,846	N/A	N/A
Lynn A. Nagorske	68,705,234	660,227	N/A	N/A
Ralph Strangis	67,817,634	1,547,827	N/A	N/A

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits.
See Index to Exhibits on pages 33 and 34 of this report.
(b)	Reports on Form 8-K.
A Current Report on Form 8-K, dated May 9, 2001, was submitted furnishing certain investor presentation materials under Item 9 of Form 8-K.

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

/s/ Neil W. Brown

Neil W. Brown, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ David M. Stautz

David M. Stautz, Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

Dated:  August 7, 2001

 TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS
FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page

3(b)*	Restated Bylaws of TCF Financial Corporation, as amended and restated through October 25, 1999; as amended by amendment adopted April 28, 2000 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, No. 001-10253]; and as amended by amendment adopted January 22, 2001

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.	N/A

10(c)*	Amended and Restated TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated effective as of January 1, 2000 [incorporated by reference to Exhibit 10(c) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, No. 001-10253]; as amended by amendment adopted April 30, 2001

10(d)*	Amended and Restated Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000; as amended by amendment adopted April 30, 2001

10(j)*	Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended effective September 30, 1998 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as amended by amendment adopted January 24, 2000 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; and as amended by amendment adopted April 30, 2001

10(k)*	Trust Agreement for TCF Financial Corporation Supplemental Employee Retirement Plan, dated August 21, 1991 [incorporated by reference to Exhibit 10.16 to TCF Financial Corporation’s Registration Statement on Form S-2, filed November 15, 1991, No. 33-43988]; as amended on October 20, 1997 [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; and as amended by amendment adopted on April 30, 2001

10(l)*	TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated effective as of January 1, 2000 [incorporated by reference to Exhibit 10(n) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; and as amended by amendment adopted April 30, 2001

10(m)*	Amended and Restated Trust Agreement for TCF Financial Corporation Senior Officer Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000; as amended by amendment adopted April 30, 2001

10(r)*	TCF Directors Deferred Compensation Plan [incorporated by reference to Plan filed with registrant’s definitive proxy statement dated March 15, 1995, No. 001-10253]; as amended October 22, 1996 [incorporated by reference to Exhibit 10(x) to TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, No. 001-10253]; amendment adopted effective September 30, 1998 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as amended on May 11, 1999 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No.001-10253]; and as further amended by amendment adopted April 30, 2001

10(s)*	Trust Agreement for TCF Directors Compensation Plan; as amended by amendment adopted April 30, 2001

11*	Computation of Earnings Per Share

* Filed Herein