Form 10-Q
period 2001-09-30
TCF FINANCIAL CORP
filed 2001-11-13
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2001

or

☐  Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission File

No.  001-10253

TCF FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1591444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Lake Street East, Mail Code EX0-03-A, Wayzata, Minnesota 55391-1693 (Address and Zip Code of principal executive offices)

Registrant’s telephone number, including area code:  (612) 661-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2001
Common Stock, $.01 par value	76,871,504 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL STATEMENTS

ITEM 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At	At
	September 30,	December 31,
	2001	2000
ASSETS

Cash and due from banks	$381,292	$392,007
Investments	165,042	134,059
Securities available for sale	1,794,136	1,403,888
Loans held for sale	394,151	227,779
Loans and leases:
Residential real estate	3,122,970	3,673,831
Consumer	2,427,453	2,234,134
Commercial real estate	1,543,755	1,371,841
Commercial business	424,075	410,422
Leasing and equipment finance	939,076	856,471
Total loans and leases	8,457,329	8,546,699
Allowance for loan and lease losses	(73,636)	(66,669)
Net loans and leases	8,383,693	8,480,030
Premises and equipment, net	208,323	197,525
Goodwill	147,406	153,239
Deposit base intangibles	9,729	11,183
Other assets	239,581	197,752
	$11,723,353	$11,197,462

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Checking	$2,409,496	$2,203,943
Savings	1,153,626	1,045,388
Money market	942,415	836,888
Certificates	2,552,408	2,805,605
Total deposits	7,057,945	6,891,824
Securities sold under repurchase agreements and federal funds purchased	1,263,499	1,085,320
Federal Home Loan Bank advances	1,934,510	1,891,037
Discounted lease rentals	139,681	165,763
Other borrowings	121,596	42,125
Total borrowings	3,459,286	3,184,245
Accrued interest payable	21,142	37,055
Accrued expenses and other liabilities	286,494	174,118
Total liabilities	10,824,867	10,287,242
Stockholders' equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,723,993 and 92,755,659 shares issued	927	928
Additional paid-in capital	519,188	508,682
Retained earnings, subject to certain restrictions	930,264	835,605
Accumulated other comprehensive income (loss)	23,068	(9,868)
Treasury stock at cost, 15,811,899 and 12,466,626 shares, and other	(574,961)	(425,127)
Total stockholders' equity	898,486	910,220
	$11,723,353	$11,197,462

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Interest income:
Loans and leases	$168,128	$179,243	$520,424	$516,931
Securities available for sale	29,226	24,436	85,194	75,456
Loans held for sale	5,997	4,529	18,234	12,624
Investments	2,194	2,501	6,980	7,262
Total interest income	205,545	210,709	630,832	612,273
Interest expense:
Deposits	38,049	51,178	132,698	143,582
Borrowings	45,089	48,857	142,658	140,979
Total interest expense	83,138	100,035	275,356	284,561
Net interest income	122,407	110,674	355,476	327,712
Provision for credit losses	6,076	3,688	13,923	10,061
Net interest income after provision for credit losses	116,331	106,986	341,553	317,651
Non-interest income:
Fees and service charges	48,828	43,459	142,041	121,098
Electronic funds transfer revenues	23,306	20,853	64,730	58,127
Leasing and equipment finance	11,720	7,791	32,950	26,953
Mortgage banking	3,632	2,750	10,986	7,359
Investments and insurance	2,920	3,149	8,652	10,270
Other	4,897	6,067	12,337	13,313
Fees and other revenues	95,303	84,069	271,696	237,120
Gains on sales of branches	-	-	3,316	3,866
Total non-interest income	95,303	84,069	275,012	240,986
Non-interest expense:
Compensation and employee benefits	68,263	59,980	198,686	178,167
Occupancy and equipment	19,668	18,774	58,773	56,451
Advertising and promotions	5,495	5,101	16,410	14,236
Amortization of goodwill	1,944	1,937	5,833	5,766
Other	31,298	29,334	90,876	86,001
Total non-interest expense	126,668	115,126	370,578	340,621
Income before income tax expense	84,966	75,929	245,987	218,016
Income tax expense	32,076	29,232	92,860	83,936
Net income	$52,890	$46,697	$153,127	$134,080

Net income per common share:
Basic	$.70	$.60	$2.01	$1.70
Diluted	$.69	$.59	$1.98	$1.69

Dividends declared per common share	$.25	$.2125	$.75	$.6125

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net income	$153,127	$134,080
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	29,355	22,666
Amortization of goodwill and other intangibles	7,287	7,482
Provision for credit losses	13,923	10,061
Proceeds from sales of loans held for sale	1,424,430	385,128
Principal collected on loans held for sale	9,362	7,623
Originations and purchases of loans held for sale	(1,605,602)	(420,329)
Net (increase) decrease in other assets and liabilities, and accrued interest	62,121	(4,177)
Gains on sales of assets	(3,530)	(3,866)
Other, net	(5,684)	1,870

Total adjustments	(68,338)	6,458

Net cash provided by operating activities	84,789	140,538

Cash flows from investing activities:
Principal collected on loans and leases	2,318,226	1,576,329
Originations and purchases of loans	(1,973,786)	(1,721,566)
Purchases of equipment for lease financing	(338,984)	(391,229)
Net (increase) decrease in interest-bearing deposits with banks	(6,008)	19,989
Proceeds from maturities of and principal collected on securities available for sale	243,666	135,247
Purchases of securities available for sale	(582,533)	(264)
Net increase in Federal Home Loan Bank stock	(23,062)	(3,355)
Sales of deposits, net of cash paid	(26,958)	(27,212)
Other, net	(44,805)	(38,278)

Net cash used by investing activities	(434,244)	(450,339)

Cash flows from financing activities:
Net increase in deposits	196,167	257,093
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	178,179	(151,621)
Proceeds from borrowings	2,673,594	4,535,376
Payments on borrowings	(2,500,412)	(4,278,469)
Purchases of common stock to be held in treasury	(145,537)	(63,143)
Payments of dividends on common stock	(58,468)	(49,180)
Other, net	(4,783)	(5,501)

Net cash provided by financing activities	338,740	244,555

Net decrease in cash and due from banks	(10,715)	(65,246)
Cash and due from banks at beginning of period	392,007	429,262
Cash and due from banks at end of period	$381,292	$364,016

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$281,989	$286,046
Income taxes	$23,887	$66,859
Transfer of loans to other real estate owned and other assets	$17,631	$12,167

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

					Accumulated
	Number of		Additional		Other	Treasury
	Common	Common	Paid-in	Retained	Comprehensive	Stock
	Shares Issued	Stock	Capital	Earnings	Income (Loss)	and Other	Total
Balance, December 31, 1999	92,804,205	$928	$500,797	$715,461	$(47,382)	$(360,822)	$808,982
Comprehensive income:
Net income	-	-	-	134,080	-	-	134,080
Other comprehensive income	-	-	-	-	16,263	-	16,263
Comprehensive income	-	-	-	134,080	16,263	-	150,343
Dividends on common stock	-	-	-	(49,180)	-	-	(49,180)
Purchase of 2,966,300 shares to be held in treasury	-	-	-	-	-	(63,143)	(63,143)
Issuance of 1,236,014 shares from treasury	-	-	(8,405)	-	-	8,405	-
Cancellation of shares	(47,288)	-	(1,230)	-	-	375	(855)
Amortization of deferred compensation	-	-	-	-	-	6,898	6,898
Exercise of stock options, 282,189 shares from treasury	-	-	(82)	-	-	7,314	7,232
Issuance of stock options	-	-	1	-	-	-	1
Shares held in trust for deferred compensation plans	-	-	14,396	-	-	(14,396)	-
Purchase of TCF stock to fund the 401(k) plan, net	-	-	349	-	-	(338)	11
Loan to Executive Deferred Compensation Plan, net	-	-	-	-	-	(845)	(845)
Balance, September 30, 2000	92,756,917	$928	$505,826	$800,361	$(31,119)	$(416,552)	$859,444

Balance, December 31, 2000	92,755,659	$928	$508,682	$835,605	$(9,868)	$(425,127)	$910,220
Comprehensive income:
Net income	-	-	-	153,127	-	-	153,127
Other comprehensive income	-	-	-	-	32,936	-	32,936
Comprehensive income	-	-	-	153,127	32,936	-	186,063
Dividends on common stock	-	-	-	(58,468)	-	-	(58,468)
Purchase of 3,610,237 shares to be held in treasury	-	-	-	-	-	(145,537)	(145,537)
Issuance of 180,450 shares from treasury	-	-	2,167	-	-	(2,167)	-
Cancellation of shares	(31,666)	(1)	(1,307)	-	-	501	(807)
Amortization of deferred compensation	-	-	-	-	-	8,207	8,207
Exercise of stock options, 84,514 shares from treasury	-	-	886	-	-	2,341	3,227
Shares held in trust for deferred compensation plans	-	-	8,719	-	-	(8,719)	-
Purchase of TCF stock to fund the 401(k) plan, net	-	-	41	-	-	-	41
Loan to Executive Deferred Compensation Plan, net	-	-	-	-	-	(4,460)	(4,460)
Balance, September 30, 2001	92,723,993	$927	$519,188	$930,264	$23,068	$(574,961)	$898,486

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2001	2000	2001	2000

Net income	$52,890	$46,697	$153,127	$134,080

Other comprehensive income before tax:
Unrealized holding gains arising during the period on securities available for sale
	53,778	24,973	51,952	26,080

Income tax expense	19,630	9,201	19,016	9,817

Total other comprehensive income, net of tax	34,148	15,772	32,936	16,263

Comprehensive income	$87,038	$62,469	$186,063	$150,343

(3)     Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per-share data)	2001	2000	2001	2000

Basic Earnings Per Common Share

Net income	$52,890	$46,697	$153,127	$134,080

Weighted average common shares outstanding	75,449,906	78,212,563	76,288,860	78,844,075

Basic earnings per common share	$.70	$.60	$2.01	$1.70

Diluted Earnings Per Common Share

Net income	$52,890	$46,697	$153,127	$134,080

Weighted average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted average common shares outstanding used in basic earnings per common share calculation	75,449,906	78,212,563	76,288,860	78,844,075
Net dilutive effect of:
Stock option plans	159,083	129,805	151,264	94,610
Restricted stock plans	869,151	698,855	839,537	575,242
	76,478,140	79,041,223	77,279,661	79,513,927

Diluted earnings per common share	$.69	$.59	$1.98	$1.69

(4)     Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.  Results for 2001 reflect changes in methodologies of certain allocations. Leasing and equipment finance results for the third quarter and first nine months of 2001 include increases of $350,000 and $1.3 million, after-tax, respectively, in intercompany expense.  The mortgage banking results for the third quarter and first nine months of 2001 include reductions of $319,000 and $857,000 after-tax, respectively, in intercompany expense compared with 2000.  The net offsets to these changes in intercompany expenses are included in banking results.

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Three Months Ended September 30, 2001

Revenues from External Customers:
Interest Income	$179,597	$21,837	$4,028	$83	$-	$205,545
Non-Interest Income	79,936	11,720	3,632	15	-	95,303
Total	$259,533	$33,557	$7,660	$98	$-	$300,848

Net Interest Income	$108,017	$9,583	$3,890	$110	$807	$122,407
Provision for Credit Losses	1,631	4,445	-	-	-	6,076
Non-Interest Income	79,936	11,720	4,437	24,542	(25,332)	95,303
Amortization of Goodwill	1,838	106	-	-	-	1,944
Other Non-Interest Expense	110,535	9,084	5,406	24,224	(24,525)	124,724
Income Tax Expense	27,862	2,896	1,104	214	-	32,076
Net Income	$46,087	$4,772	$1,817	$214	$-	$52,890

Total Assets	$11,353,242	$967,154	$308,703	$75,281	$(981,027)	$11,723,353

At or For the Three Months Ended September 30, 2000

Revenues from External Customers:
Interest Income	$189,789	$19,234	$1,570	$116	$-	$210,709
Non-Interest Income	73,496	7,791	2,750	32	-	84,069
Total	$263,285	$27,025	$4,320	$148	$-	$294,778

Net Interest Income	$99,129	$8,555	$1,598	$212	$1,180	$110,674
Provision for Credit Losses	2,522	1,166	-	-	-	3,688
Non-Interest Income	73,496	7,795	3,930	22,431	(23,583)	84,069
Amortization of Goodwill	1,838	99	-	-	-	1,937
Other Non-Interest Expense	101,305	6,177	4,637	23,473	(22,403)	113,189
Income Tax Expense (Benefit)	25,812	3,418	337	(335)	-	29,232
Net Income (Loss)	$41,148	$5,490	$554	$(495)	$-	$46,697

Total Assets	$10,624,159	$760,043	$124,054	$67,349	$(595,605)	$10,980,000

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Nine Months Ended September 30, 2001

Revenues from External Customers:
Interest Income	$552,553	$67,822	$10,204	$253	$-	$630,832
Non-Interest Income	231,020	32,950	10,986	56	-	275,012
Total	$783,573	$100,772	$21,190	$309	$-	$905,844

Net Interest Income	$312,565	$30,079	$9,571	$444	$2,817	$355,476
Provision for Credit Losses	4,076	9,847	-	-	-	13,923
Non-Interest Income	231,020	32,950	13,801	71,247	(74,006)	275,012
Amortization of Goodwill	5,513	320	-	-	-	5,833
Other Non-Interest Expense	318,538	28,257	15,301	73,838	(71,189)	364,745
Income Tax Expense (Benefit)	81,257	9,296	3,052	(745)	-	92,860
Net Income (Loss)	$134,201	$15,309	$5,019	$(1,402)	$-	$153,127

At or For the Nine Months Ended September 30, 2000

Revenues from External Customers:
Interest Income	$559,645	$48,655	$3,651	$322	$-	$612,273
Non-Interest Income	206,606	26,953	7,359	68	-	240,986
Total	$766,251	$75,608	$11,010	$390	$-	$853,259

Net Interest Income (Expense)	$299,475	$21,192	$4,309	$(1,112)	$3,848	$327,712
Provision for Credit Losses	6,821	3,240	-	-	-	10,061
Non-Interest Income	206,606	26,959	11,207	66,183	(69,969)	240,986
Amortization of Goodwill	5,471	295	-	-	-	5,766
Other Non-Interest Expense	297,485	18,876	14,704	69,911	(66,121)	334,855
Income Tax Expense (Benefit)	75,552	9,907	307	(1,830)	-	83,936
Net Income (Loss)	$120,752	$15,833	$505	$(3,010)	$-	$134,080

(5)     Investments and Securities Available for Sale

Total investments and securities available for sale consist of the following:

	At September 30, 2001		At December 31, 2000
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investments
Federal Home Loan Bank stock, at cost	$134,931	$134,931	$110,441	$110,441
Federal Reserve Bank stock, at cost	23,748	23,748	23,286	23,286
Interest-bearing deposits with banks	6,363	6,363	332	332
Total investments	165,042	165,042	134,059	134,059
Securities Available for Sale
Mortgage-backed securities:
Federal agencies	1,728,437	1,765,783	1,380,196	1,365,620
Private issuer and collateralized mortgage obligations	28,820	27,803	38,765	37,718
U.S. Government and other marketable securities	550	550	550	550
Total securities available for sale	1,757,807	1,794,136	1,419,511	1,403,888
Total investments and securities available for sale	$1,922,840	$1,959,178	$1,553,570	$1,537,947

(6)    Mortgage Servicing Rights

Mortgage servicing rights, net of valuation allowance, are summarized as follows:

	Nine Months
	Ended September 30,
(In thousands)	2001	2000

Balance at beginning of period	$40,086	$22,614
Mortgage servicing rights capitalized	27,439	19,376
Amortization	(10,153)	(3,547)
Valuation adjustments	(1,400)	-
Balance at end of period	$55,972	$38,443

The valuation allowance for mortgage servicing rights is summarized as follows:

The valuation allowance for mortgage servicing rights is summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2001	2000	2001	2000

Balance at beginning of period	$1,846	$946	$946	$946
Provision	500	-	1,400	-
Charge-offs	-	-	-	-
Balance at end of period	$2,346	$946	$2,346	$946

Mortgage servicing rights are capitalized and amortized in proportion to, and over the period of, estimated net servicing income.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  Any impairment is recognized through a valuation allowance.  The fair value of mortgage servicing rights included in the Consolidated Statements of Financial Condition at September 30, 2001 was approximately $57.3 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates commensurate with the risks involved.  Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

(7)    Stockholders’ Equity

Treasury stock and other consists of the following:

	At	At
	September 30,	December 31,
(In thousands)	2001	2000

Treasury stock, at cost	$(463,354)	$(325,026)
Shares held in trust for deferred compensation plans, at cost	(70,627)	(61,908)
Unamortized deferred compensation	(31,383)	(33,056)
Loans to Executive Deferred Compensation Plan	(9,597)	(5,137)
	$(574,961)	$(425,127)

          On April 30, 2001, TCF’s Board of Directors authorized another repurchase of up to 5% of TCF's common stock, or approximately 3.9 million shares.  At September 30, 2001, TCF had 2.9 million shares remaining in stock repurchase programs authorized by its Board of Directors.  On October 22, 2001, TCF's Board of Directors authorized an additional repurchase of up to 5% of TCF's common stock, or approximately 3.8 million shares.

          During 1998 and 2000, loans totaling $6.4 million and $2 million, respectively, were made by TCF to the Executive Deferred Compensation Plan trustee on a non-recourse basis to purchase shares of TCF common stock for the accounts of participants.  During September 2001 most participant accounts were refinanced and an additional $6.2 million was loaned to the plan to purchase additional shares of TCF stock.  The loans are repayable by the participants over five years and bear interest at 6.625% to 8.00% and are secured by the shares of TCF common stock purchased with the loan proceeds.  These loans have a remaining principal balance of $9.6 million at September 30, 2001, which is reflected as a reduction of stockholders’ equity as required by generally accepted accounting principles.

The following table sets forth TCF’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

	At September 30, 2001		At December 31, 2000

Tier 1 leverage capital	$721,070	6.21%	$758,766	6.90%
Tier 1 leverage capital requirement	348,264	3.00	330,110	3.00
Excess	$372,806	3.21%	$428,656	3.90%

Tier 1 risk-based capital	$721,070	9.66%	$758,766	10.66%
Tier 1 risk-based capital requirement	298,576	4.00	284,827	4.00
Excess	$422,494	5.66%	$473,939	6.66%

Total risk-based capital	$794,771	10.65%	$825,527	11.59%
Total risk-based capital requirement	597,151	8.00	569,655	8.00
Excess	$197,620	2.65%	$255,872	3.59%

At September 30, 2001, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

The impact of adopting SFAS No. 133 on TCF’s financial position was not material.  A transition adjustment of $117,000 was recorded in other income in the statement of operations on January 1, 2001.  During the first nine months of 2001, there were no gains or losses recognized in earnings representing ineffectiveness of the fair value hedges.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. - Management’s Discussion and Analysis of Financial

Condition and Results of Operations

CORPORATE PROFILE

TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. The Company has 369 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. Other affiliates provide leasing, mortgage banking, discount brokerage and investment and insurance sales.

TCF provides convenient financial services through multiple channels to customers located primarily in the Midwest.  TCF has developed products and services designed to meet the needs of all consumers with a primary focus on middle- and lower-income individuals. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches and automated teller machine (“ATM”) networks, and telephone and Internet banking. TCF’s philosophy is to generate top-line revenue growth (net interest income and fees and other revenues) through business lines that emphasize higher yielding assets and lower interest-cost deposits. The Company’s growth strategies include de novo branch expansion and the development of new products and services designed to build on its core businesses and expand into complementary products and services through emerging businesses and strategic initiatives.

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

TCF’s emerging businesses and products are comprised of supermarket bank branches, including supermarket consumer lending, leasing and equipment finance, debit cards, and Internet and college campus banking. TCF’s most significant de novo strategy has been its supermarket branch expansion. The Company opened its first supermarket branch in 1988, and now has 231 supermarket branches, with $1.2 billion in deposits.  TCF has the nation’s fourth largest supermarket branch network.  See “Financial Condition – Deposits.” TCF entered the leasing business through its 1997 acquisition of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases computers and other business-essential equipment to companies nationwide. The Company expanded its leasing operations in September 1999 through TCF Leasing, Inc. (“TCF Leasing”), a de novo general equipment leasing business to serve the transportation, general middle-market equipment, lease discounting, and syndications sectors.  See “Financial Condition – Loans and Leases.”  The Company’s VISA® debit card program has also grown significantly since its inception in 1996.  According to a June 30, 2001 statistical report issued by VISA, TCF is the 14th largest VISA debit card issuer in the United States, with over 1.2 million cards outstanding and the 12th largest based on sales volume.

TCF’s strategic initiatives are businesses that complement the Company’s core and emerging businesses. TCF’s new products have been significant contributors to the growth in fees and other revenues generated by checking accounts and loan products. Currently, TCF’s strategic initiatives include new card products designed to provide additional convenience to deposit and loan customers and to further leverage its EXPRESS TELLER ATM network.  On June 8, 2001, the Company launched its discount brokerage business, TCF Express Trade, Inc.  The Company is also planning to launch additional insurance and investment products in 2001.

RESULTS OF OPERATIONS

TCF reported diluted earnings per common share of 69 cents and $1.98 for the third quarter and first nine months of 2001, respectively, compared with 59 cents and $1.69 for the same 2000 periods, representing increases of 16.9% and 17.2%.  Net income was $52.9 million and $153.1 million for the third quarter and first nine months of 2001, compared with $46.7 million and $134.1 million for the same 2000 periods.  The first nine months of 2001 results included a $2.1 million after-tax gain on sale of a branch, or 3 cents per diluted common share, compared with a $2.4 million after-tax gain on the sales of three branches, or 3 cents per diluted common share for the same period in 2000.  Return on average assets was 1.81% and 1.77% for the third quarter and first nine months of 2001, respectively, compared with 1.71% and 1.66% for the same 2000 periods.  Return on average realized common equity was 23.68% and 22.80% for the third quarter and first nine months of 2001, respectively, compared with 21.52% and 20.94% for the same 2000 periods.  Diluted cash earnings per common share, which excludes amortization and reduction of goodwill, net of income tax benefits, was 72 cents and $2.06 for the third quarter and nine months of 2001, respectively, compared with 61 cents and $1.76 for the same 2000 periods, representing increases of 18% and 17%.  On the same basis, cash return on average assets was 1.88% and 1.83% for the third quarter and first nine months of 2001, respectively, compared with 1.78% and 1.73% for the same 2000 periods, and cash return on average realized equity was 24.53%  and 23.64% for the third quarter and first nine months of 2001, respectively, compared with 22.39% and 21.83% for the same 2000 periods.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial lending, consumer lending, residential lending and treasury services, reported net income of $46.1 million and $134.2 million for the third quarter and first nine months of 2001, respectively,  up 12.2% and 11.2% from $41.1 million and $120.7 million for the same 2000 periods. Net interest income for the third quarter and first nine months of 2001 was $108 million and $312.6 million, respectively, up from $99.1 million and $299.5 million for the same 2000 periods.  The provision for credit losses totaled $1.6 million and $4.1 million for the third quarter and first nine months of 2001, respectively, down from $2.5 million and $6.8 million for the same 2000 periods.  Non-interest income (excluding gains on sales of branches) totaled $79.9 million and $227.7 million for the third quarter and first nine months of 2001, respectively, up 8.8% and 12.3% from $73.5 million and $202.7 million for the same 2000 periods. This improvement was primarily due to increased fees and service charges and electronic funds transfer revenues, reflecting TCF’s expanded retail banking operations and customer base. Non-interest expense (excluding the amortization of goodwill) totaled $110.5 million and $318.5 million for the third quarter and first nine months of 2001, respectively, up 9.1% and 7.1% from $101.3 million and $297.5 million for the same 2000 periods.  The increases were primarily due to the costs associated with TCF’s continued retail banking expansion, including de novo supermarket branches, offset by sales of underperforming branches.

TCF has significantly expanded its retail banking franchise in recent periods and had 369 retail banking branches at September 30, 2001.  Since January 1, 1998, TCF has opened 185 new branches, of which 173 were supermarket branches.  TCF continued to expand its retail banking franchise by opening 9 new branches during the 2001 third quarter.  TCF plans to open 8 more new branches during the fourth quarter of 2001 and approximately 30 new branches in 2002.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries Winthrop and TCF Leasing, provides a broad range of comprehensive lease and equipment finance products.  This operating segment reported net income of $4.8 million and $15.3 million for the third quarter and first nine months of 2001, respectively, down 13.1% and 3.3% from $5.5 million and $15.8 million for the same 2000 periods.  As previously discussed in Note 4, leasing and equipment finance results for the third quarter and first nine months of 2001 include increases of $350,000 and $1.3 million, after-tax, respectively, in intercompany expense.  Net interest income for the third quarter and first nine months of 2001 was $9.6 million and $30.1 million, respectively, up 12% and 41.9% from $8.6 million and $21.2 million for the same 2000 periods. Leasing and equipment finance’s provision for credit losses totaled $4.4 million and $9.8 million for the third quarter and first nine months of 2001 respectively, up from $1.2 million and $3.2     million for the same 2000 periods, primarily as a result of the significant growth in the portfolio coupled with increased delinquencies and net charge-offs.  Non-interest income totaled $11.7 million and $33 million for the third quarter and first nine months of 2001, respectively, up 50.4% and 22.2% from $7.8 million and $27 million for the same 2000 periods. This increase is due to higher levels of sales type lease revenues during the third quarter of 2001.  Non-interest expense (excluding the amortization of goodwill) totaled $9.1 million and $28.3 million for the third quarter and first nine months of 2001, respectively, up 47.1% and 49.7% from $6.2 million and $18.9 million for the same 2000 periods, primarily as a result of the growth experienced in TCF Leasing during the past year.

MORTGAGE BANKING activities include the origination and purchase of residential mortgage loans, generally for sale to third parties with servicing retained.  This operating segment reported net income of $1.8 million and $5 million for the third quarter and first nine months of 2001, respectively, compared with net income of $554,000 and $505,000 for the same 2000 periods.  As a result of changes in methodologies of certain allocations in 2001 as discussed in Note 4, 2001 results for the mortgage banking operating segment include a reduction in intercompany expense of $319,000, after-tax, for the third quarter of 2001 and $857,000, after-tax, for the first nine months of 2001, compared with the same 2000 periods.  Non-interest income totaled $4.4 million and $13.8 million for the third quarter and first nine months of 2001, respectively, up 12.9% and 23.1% from $3.9 million and $11.2 million for the same 2000 periods.  This increase in non-interest income from the third quarter of 2000 is primarily due to increases of $3.1 million in gains on sales of loans held for sale and $411,000 in other income, partially offset by a $3 million decrease in net servicing income.  The decline in net servicing income from the third quarter of 2000 is attributable to a $3.7 million increase in amortization and impairments of mortgage servicing rights.  During the third quarter and first nine months of 2001, this operating segment had increased amortization of mortgage servicing rights of $3.2 million and $6.6 million, respectively, and recorded $500,000 and $1.4 million, respectively, in additional valuation allowance expense, due primarily to accelerating prepayments.   As a result of declines in interest rates during the first nine months of 2001, the mortgage banking segment has experienced an increase in refinance activity.  During the first nine months of 2001, this operating segment generated $2.8 billion in new loan applications and $1.8 billion in closed loans, up from $975.3 million and $645.4 million, respectively for the same 2000 periods.  Refinances were 47% of originations for the third quarter of 2001, compared with 16% for the third quarter 2000.  TCF’s mortgage pipeline (applications in process, but not yet closed) was $682.7 million at September 30, 2001, compared with $221 million at December 31, 2000.  The third-party servicing portfolio was $4.5 billion at September 30, 2001, with a weighted average coupon on loans of 7.26%, compared with $4 billion at December 31, 2000, with a weighted average coupon on loans of 7.42%. Capitalized mortgage servicing rights totaled $56 million, or 1.24% of the servicing portfolio, at September 30, 2001, compared with $40.1 million, or 1.01%, at December 31, 2000.  Non-interest expense totaled $5.4 million and $15.3 million for the third quarter and first nine months of 2001, respectively, up 16.6% and 4.1% from $4.6 million and $14.7 million for the same 2000 periods.  Contributing to the increase in non-interest expense during the third quarter of 2001 were increased expenses resulting from the high level of loan originations during the quarter.

Net Interest Income

Net interest income for the third quarter of 2001 was $122.4 million, compared with $110.7 million for the third quarter of 2000 and $119.3 million for the 2001 second quarter.  The net interest margin for the third quarter of 2001 was 4.55%, compared with 4.38% for the same 2000 period and 4.40% for the second quarter of 2001.  TCF’s third quarter 2001 net interest income increased $11.7 million over the comparable 2000 period.  Net interest income for the first nine months of 2001 was $355.5 million, compared with $327.7 million for the same 2000 period.  The net interest margin for the first nine months of 2001 was 4.43%, compared with 4.36% for the same period of 2000.  Net interest income improved by $35.7 million due to volume changes and decreased  $7.9 million due to rate changes.  The increase in net interest income and net interest margin during the third quarter and first nine months of 2001 is primarily due to the growth in higher yielding commercial and consumer loans and leasing and equipment finance along with strong growth in low cost (checking, savings and money market) deposits.  Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  Achieving net interest margin growth is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits.  If variable index rates (e.g., prime) were to decline, TCF may experience compression of its net interest margin depending on the timing and amount of any reductions, as it is possible that interest rates paid on retail deposits will not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as home equity loans.  Competition for checking, savings and money market deposits, important sources of lower cost funds for TCF, is intense.  TCF may also experience compression in its net interest margin if the rates paid on deposits increase or as a result of new pricing strategies and lower rates offered on loan products in order to respond to competitive conditions.  See “Market Risk - Interest-Rate Risk” and “Financial Condition - Deposits.”

The following rate/volume analysis details the increases (decreases) in net interest income resulting from interest rate and volume changes during the third quarter and first nine months of 2001 as compared with the same periods last year.  Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2001
	Versus Same Period in 2000			Versus Same Period in 2000
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Investments	$573	$(880)	$(307)	$1,394	$(1,676)	$(282)
Securities available for sale	4,976	(186)	4,790	9,965	(227)	9,738
Loans held for sale	2,703	(1,235)	1,468	7,631	(2,021)	5,610
Loans and leases:
Residential real estate	(11,778)	(765)	(12,543)	(29,094)	584	(28,510)
Commercial real estate	6,154	(3,385)	2,769	17,763	(5,692)	12,071
Commercial business	913	(2,321)	(1,408)	2,913	(3,809)	(896)
Consumer	5,307	(7,843)	(2,536)	13,884	(12,223)	1,661
Leasing and equipment finance	5,836	(3,233)	2,603	22,983	(3,816)	19,167
Total loans and leases	6,432	(17,547)	(11,115)	28,449	(24,956)	3,493
Total interest income	14,684	(19,848)	(5,164)	47,439	(28,880)	18,559
Deposits:
Checking	86	(330)	(244)	153	(410)	(257)
Savings	(35)	(1,277)	(1,312)	(364)	(2,273)	(2,637)
Money market	1,079	(3,042)	(1,963)	3,178	(2,833)	345
Certificates	(2,941)	(6,669)	(9,610)	(6,626)	(1,709)	(8,335)
Total deposits	(1,811)	(11,318)	(13,129)	(3,659)	(7,225)	(10,884)
Borrowings:
Securities sold under repurchase agreements and federal funds purchased	4,820	(7,008)	(2,188)	14,752	(10,328)	4,424
FHLB advances	1,233	(775)	458	4,498	(1,721)	2,777
Discounted lease rentals	(424)	(174)	(598)	(923)	(350)	(1,273)
Other borrowings	(576)	(864)	(1,440)	(2,879)	(1,370)	(4,249)
Total borrowings	5,053	(8,821)	(3,768)	15,448	(13,769)	1,679
Total interest expense	3,242	(20,139)	(16,897)	11,789	(20,994)	(9,205)
Net interest income	$11,442	$291	$11,733	$35,650	$(7,886)	$27,764

Provision for Credit Losses

TCF provided $6.1 million for credit losses in the third quarter of 2001, compared with $3.7 million for the same prior-year period.  TCF provided $13.9 million for the first nine months of 2001, compared with $10.1 million for the same period in 2000.  Net loan and lease charge-offs were $2.1 million, or .10%, and $7 million, or .11%, during the third quarter and first nine months of 2001, respectively, compared with $700,000, or .03%, and $1.8 million, or .03%, during the same 2000 periods.  The increase in provisions and net loan and lease charge-offs from 2000 reflects the impact of the growth in commercial loan and leasing and equipment finance portfolios coupled with increased charge-offs in the leasing and equipment finance portfolio.  Leasing and equipment finance net charge-offs were $1.5 million, or .63%, and $5.2 million, or .76%, during the third quarter and first nine months of 2001, compared with $185,000, or .11%, and $1.6 million, or .34%, for the same 2000 periods.  At September 30, 2001, the allowance for loan and lease losses totaled $73.6 million, compared with $66.7 million at December 31, 2000.  See “Financial Condition - Allowance for Loan and Lease Losses.”

Non-Interest Income

Non-interest income is a significant source of revenues for TCF and an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Excluding gains on sales of branches, non-interest income increased $11.2 million, or 13.4%, to $95.3 million for the third quarter of 2001, compared with $84.1 million for the same period in 2000.  On the same basis, non-interest income increased $34.6 million, or 14.6%, to $271.7 million for the first nine months of 2001, compared with $237.1 million for the same period in 2000.  The increase was primarily due to increased fee and service charges and electronic funds transfer revenues, reflecting TCF’s expanded retail banking and customer base, as well as increases in leasing and equipment finance.

Electronic funds transfer revenues totaled $23.3 million and $64.7 million for the third quarter and first nine months of 2001, respectively, representing increases of 11.8% and 11.4% from $20.9 million and $58.1 million for the same 2000 periods.  These increases reflect TCF’s efforts to provide banking services through its EXPRESS TELLER ATM network and the TCF Express Cards.  Included in electronic funds transfer revenues are Express Card interchange fees of $10.1 million and $27.4 million compared with $7.5 million and $20.6 million for the third quarter and first nine months ended September 30, 2001 and 2000, respectively.  The significant increase in these fees reflects an increase in the distribution of Express Cards, and an increase in utilization resulting from TCF’s phone card promotion which rewards customers with long distance minutes based on usage, a promotion begun in February 2000.  TCF had 1.3 million EXPRESS TELLER ATM cards outstanding at September 30, 2001, of which 1.2 million were Express Cards.  At September 30, 2000, TCF had 1.2 million EXPRESS TELLER ATM cards outstanding of which 1.1 million were Express Cards.  The percentage of TCF’s checking account base with Express Cards increased to 78% during the third quarter of 2001, from 75.3% during the third quarter of 2000.  The average number of transactions per month on active Express Cards increased to 11 during the third quarter of 2001, from 10 during the third quarter of 2000.  TCF had 1,355 EXPRESS TELLER ATMs in its network at September 30, 2001, compared with 1,393 at September 30, 2000.

Leasing revenues totaled $11.7 million and $33 million for the third quarter and first nine months of 2001, respectively, compared with $7.8 million and $27 million for the same 2000 periods, up 50.4% and 22.2%, respectively.  The volume and type of new lease transactions and the resulting revenues may fluctuate from period to period based upon factors not within the control of TCF, such as economic conditions.  The increase in total leasing revenues from the third quarter of 2000 is primarily due to increases of $2.4 million from sales-type lease transactions, $1.3 million from operating lease transactions, and $232,000 in other revenues.

Mortgage banking revenues were $3.6 million and $11 million for the third quarter and first nine months of 2001, respectively, compared with $2.8 million and $7.4 million for the same 2000 periods.  The increase in revenues is attributable to increased gains on sales of loans and other income on higher origination and sales activity.  The following table sets forth information about mortgage banking revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Dollars in thousands)	2001	2000	$ Change	2001	2000	$ Change

Servicing income	$4,316	$3,141	$1,175	$12,256	$8,903	$3,353
Less: Mortgage servicing amortization and impairments	4,973	1,207	3,766	11,553	3,547	8,006
Net servicing income (loss)	(657)	1,934	(2,591)	703	5,356	(4,653)
Gains on sales of loans	3,277	215	3,062	7,244	710	6,534
Other income	1,012	601	411	3,039	1,293	1,746
Total mortgage banking	$3,632	$2,750	$882	$10,986	$7,359	$3,627

During the first quarter of 2001, TCF recognized a gain of $3.3 million on the sale of one Michigan branch with $30 million in deposits, compared with gains of $3.9 million on the sale of three Michigan branches with $31 million in deposits during the second quarter of 2000.

Non-Interest Expense

Non-interest expense totaled $126.7 million for the third quarter of 2001, compared with $115.1 million for the same 2000 period.  For the first nine months of 2001, non-interest  expense totaled $370.6 million, up 8.8% from $340.6 million for the same 2000 period.  Compensation and employee benefits expense totaled $68.3 million and $198.7 million for the 2001 third quarter and first nine months, respectively, compared with $60 million and $178.2 million for the comparable periods in 2000.  The increase in compensation and employee benefits over the first nine months of 2000 is primarily due to TCF’s continued leasing and de novo retail banking expansion as well as increased production in mortgage banking.

Advertising and promotions expenses totaled $5.5 million and $16.4 million for the third quarter and first nine months of

2001, respectively, compared with $5.1 million and $14.2 million for the same periods in 2000.  The increases in 2001, are primarily due to costs associated with expanded retail banking activities and promotional expenses associated with TCF Express Phone Card, where customers earn free long distance minutes for use of their debit cards.  During the third quarter of 2001, TCF awarded over 15.1 million minutes under this promotion, compared with 11.9 million during the third quarter of 2000.

Other non-interest expense totaled $31.3 million and $90.9 million for the third quarter and first nine months of 2001, respectively, reflecting an increase of  6.7% and 5.7% from $29.3 million and $86 million for the same 2000 periods, primarily the result of increased expenses associated with higher levels of activity in mortgage banking and expanded leasing operations.

Income Taxes

TCF recorded income tax expense of $32.1 million and $92.9 million for the third quarter and first nine months of 2001, respectively, or 37.75% of income before income tax expense, compared with $29.2 million and $83.9 million, or 38.5% of income before income tax expense, for the comparable 2000 periods.  The lower effective tax rates in 2001 primarily reflect lower state taxes.

FINANCIAL CONDITION

Investments and Securities Available for Sale

TCF purchased $550 million of mortgage-backed securities during the first quarter of 2001 in response to expected declines in the residential real estate loan portfolio.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At	Change from
	September 30,	December 31,	December 31,
(In thousands)	2001	2000	2000

Residential real estate	$3,116,818	$3,666,765	(15.0)%
Unearned premiums and deferred loan fees	6,152	7,066	(12.9)
	3,122,970	3,673,831	(15.0)
Consumer:
Home equity	2,371,455	2,168,827	9.3
Other secured	46,180	56,812	(18.7)
Unsecured	23,006	25,175	(8.6)
Unearned discounts and deferred loan fees	(13,188)	(16,680)	(20.9)
	2,427,453	2,234,134	8.7

Commercial real estate:
Apartments	401,081	324,666	23.5
Hotels and motels	111,010	131,383	(15.5)
Other permanent	854,758	740,231	15.5
Construction and development	180,333	178,372	1.1
Unearned discounts and deferred loan fees	(3,427)	(2,811)	21.9
	1,543,755	1,371,841	12.5

Commercial business	423,532	409,915	3.3
Deferred loan costs	543	507	7.1
	424,075	410,422	3.3
Leasing and equipment finance:
Loans:
Equipment finance loans	263,394	204,351	28.9
Deferred loan costs	2,990	2,708	10.4
	266,384	207,059	28.7
Lease financings:
Direct financing leases	682,513	658,678	3.6
Sales-type leases	35,097	37,645	(6.8)
Lease residuals	33,742	30,426	10.9
Unearned income and deferred lease costs	(95,949)	(94,506)	1.5
Investment in leveraged lease	17,289	17,169	0.7
	672,692	649,412	3.6
	939,076	856,471	9.6
	$8,457,329	$8,546,699	(1.0)

Approximately 69% of the home equity loan portfolio at September 30, 2001 consists of closed-end loans, compared with 68% at December 31, 2000.  In addition, at September 30, 2001, 47% of this portfolio carries a variable interest rate, unchanged from December 31, 2000.  At September 30, 2001, the weighted average loan-to-value ratio for the home equity loan portfolio was 74%, compared with 77% at December 31, 2000.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At September 30, 2001
		Percent
Loan-to-Value Ratios (1):	Balance	of Total
Over 100% (2)	$71,918	3.0%
Over 90% to 100%	372,521	15.7
Over 80 to 90%	698,011	29.5
80% or less	1,229,005	51.8
Total	$2,371,455	100.0%

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

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets. With a primary focus on secured lending, approximately 98% of TCF’s commercial business and commercial real estate loans are secured either by properties or underlying business assets.  At September 30, 2001 and December 31, 2000, the construction and development portfolio included $27.2 million and $28 million, respectively, of hotel and motel construction and development loans and $6.8 million and $1.9 million, respectively, of apartment construction and development loans.  At September 30, 2001, approximately 87% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.

Total loan and lease originations for TCF’s leasing and equipment finance businesses were $378.7 million for the first nine months of 2001, compared with $448.8 million for the same 2000 period.  At September 30, 2001, the backlog of approved transactions related to TCF’s leasing business totaled $143.9 million, compared with $165.6 million at December 31, 2000.

Included in TCF's leasing and equipment finance portfolio at September 30, 2001 are $150.5 million of loans and leases secured by trucks and trailers, compared with $152.3 million at December 31, 2000.  TCF has substantially reduced its originations in the transportation segment.  The investment in leveraged lease represents a 100% equity interest in a Boeing 767 aircraft on lease to one of the major network carriers in the United States.  The aircraft is in service, the lessee is current on the lease payments and the lease expires in 2010.  This lease represents TCF's only direct exposure to the commercial airline industry.  TCF's expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments affecting these industries and markets.  The leasing and equipment finance businesses have experienced a slowdown in originations due to the current economy.  TCF’s ability to grow its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there is a lower demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service.  TCF Leasing has originated most of its portfolio during recent periods, and consequently the performance of this portfolio may not be reflective of future results and credit quality.

Loan and lease originations, including loans held for sale, for the first nine months of 2001 and 2000 were as follows:

	Nine Months Ended September 30,
(In thousands)	2001	2000

Consumer (1)	$1,144,734	$807,563
Commercial	496,919	540,070
Leasing and equipment finance	378,704	448,814
Residential real estate (1)	1,819,821	652,342
Total	$3,840,178	$2,448,789

(1)  Includes loans held for sale.

Allowance for Loan and Lease Losses

A summary of the activity of the allowance for loan and lease losses and selected statistics follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2001	2000	2001	2000

Balance at beginning of period	$69,667	$60,997	$66,669	$55,755
Provision for credit losses	6,076	3,688	13,923	10,061
Charge-offs	(3,285)	(1,850)	(10,570)	(6,750)
Recoveries	1,178	1,150	3,614	4,919
Net charge-offs	(2,107)	(700)	(6,956)	(1,831)
Balance at end of period	$73,636	$63,985	$73,636	$63,985

Ratio of annualized net loan and lease charge-offs to average loans and leases outstanding	.10%	.03%	.11%	.03%

Allowance for loan and lease losses as a percentage of total loans and leases at period end	.87%	.77%

Additional information on the allowance for loan and lease losses follows:

	At or For the Nine Months Ended September 30, 2001				At or For the Year Ended December 31, 2000
				Net				Net
	Allowance for		Allowance	Charge	Allowance for		Allowance	Charge
	Loan and	Total Loans	as a% of	Offs	Loan and	Total Loans	as a% of	Offs
(Dollars in thousands)	Lease Losses	and Leases	Portfolio	(Recoveries)(1)	Lease Losses	and Leases	Portfolio	(Recoveries)
Commercial real estate	$22,741	$1,543,755	1.47%	-%	$20,753	$1,371,841	1.51%	(.02)%
Commercial business	11,813	424,075	2.79	.03	9,668	410,422	2.36	(.15)
Consumer	8,504	2,427,453.35		.10	9,764	2,234,134.44		.12
Leasing and equipment finance	12,036	939,076	1.28	.76	7,583	856,471.89		.33
Unallocated	16,139	-	.19	N.A.	16,139	-	.19	N.A.
Subtotal	71,233	5,334,359	1.34	.18	63,907	4,872,868	1.31	.09
Residential real estate	2,403	3,122,970.08		-	2,762	3,673,831.08		-
Total	$73,636	$8,457,329.87		.11	$66,669	$8,546,699.78		.05

(1)     Annualized.

N.A.  Not applicable.

The ratio of annualized net loan charge-offs (recoveries) to average loans outstanding for TCF’s consumer portfolio were .11% and .10% for the three and nine months ended September 30, 2001, respectively, compared with .10% and .06% for the same periods of 2000.

As previously noted, TCF provided $6.1 million for credit losses in the third quarter of 2001, compared with $3.7 million for the same period of 2000 and $5.4 million for the second quarter of 2001.  At September 30, 2001, the allowance for loan and lease losses totaled $73.6 million, compared with $66.7 million at December 31, 2000 and $69.7 million at June 30, 2001.  The increase in the provision for credit losses and the allowance for loan and lease losses during the third quarter of 2001 reflects the impact of the growth in the commercial loan and leasing and equipment finance portfolios coupled with increased charge-offs in the leasing businesses.

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

Non-Performing Assets

Non-performing assets, consisting of non-accrual loans and leases and other real estate owned, totaled $51.9 million, or

.62% of net loans and leases at September 30, 2001, compared with $46.1 million, or .54% at December 31, 2000. Approximately 63% of non-performing assets at September 30, 2001 consist of, or are secured by, residential real estate.  Non-performing assets are summarized in the following table:

	At	At
	September 30,	December 31,
(Dollars in thousands)	2001	2000
Non-accrual loans and leases:
Consumer	$13,508	$13,027
Residential real estate	7,147	4,829
Commercial real estate	4,910	5,820
Commercial business	776	236
Leasing and equipment finance, net	12,467	7,376
Total non-accrual loans and leases, net	38,808	31,288
Non-recourse discounted lease rentals	452	3,910
Total non-accrual loans and leases, gross	39,260	35,198
Other real estate owned	12,668	10,869

Total non-performing assets, gross	$51,928	$46,067

Total non-performing assets, net	$51,476	$42,157

Accruing loans and leases 90 days or more past due	$5,248	$5,020

Gross non-performing assets as a percentage of net loans and leases	.62%	.54%

Gross non-performing assets as a percentage of total assets	.44%	.41%

The over 30-day delinquency rate on TCF’s loans and leases (excluding loans held for sale and non-accrual loans and leases) was .66% of loans and leases outstanding at September 30, 2001, compared with .69% at year-end 2000.  TCF’s delinquency rates are determined using the contractual method.  The following table sets forth information regarding TCF’s over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

	At September 30, 2001		At December 31, 2000
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio

Consumer	$19,924.83%		$20,628.93%
Residential real estate	13,527.43		16,971.46
Commercial real estate	1,369.09		1,793.13
Commercial business	941.22		3,958.96
Leasing and equipment finance	19,707	2.13	15,508	1.83
Total	$55,468.66		$58,858.69

TCF’s over 30-day delinquency on total leasing and equipment finance increased to 2.13% at September 30, 2001 from 1.83% at December 31, 2000.  Delinquencies in the truck and trailer segment of the leasing and equipment finance portfolio were $10 million, or 6.6% at September 30, 2001, compared with $9.7 million, or 6.4%, at December 31, 2000.  Also, non-accrual loans and leases in the truck and trailer segment of the leasing and equipment finance portfolio were $9.1 million at September 30, 2001, compared with $4.9 million at December 31, 2000.  The increase in delinquencies and non-accrual loans and leases in the truck and trailer segment reflects the impact of higher fuel and insurance costs, driver shortages and the slowdown in freight activity caused by the slowing economy.  Management continues to closely monitor the truck and trailer portfolio given the current economic environment.

In addition to the non-accrual loans and leases, there were $63.1 million of loans and leases at September 30, 2001 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms.  This amount consists of loans and leases that were classified for regulatory purposes as substandard or doubtful, or were to customers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  This compares with $19.8 million of loans and leases at December 31, 2000.  The increase in these classified assets is generally due to the slowing economy and results from the periodic review process and risk rating performed by TCF.  Although these loans and leases are generally secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing.

The recorded investment in loans that are considered to be impaired was $8.6 and $6.8 million at September 30, 2001 and December 31, 2000, respectively.  The related allowance for credit losses was $2.4 million at September 30, 2001, compared with $1.3 million at December 31, 2000.  All of the impaired loans were on non-accrual status.  The average recorded investment in impaired loans during the three months ended September 30, 2001 was $9 million, compared with $8.4 million for the 2001 second quarter.  Management monitors the performance and classification of such loans and leases and the financial condition of these borrowers.

Deposits

Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF.  Deposits totaled $7.1 billion at September 30, 2001, up $166.1 million from December 31, 2000.  The increase in deposits is net of the impact of the previously noted sale of one branch during the first nine months of 2001.  Lower interest-cost checking, savings and money market deposits totaled $4.5 billion, up $419.3 million from December 31, 2000, and comprised 63.8% of total deposits at September 30, 2001, compared with 59.3% of total deposits at December 31, 2000.  The average annualized fee revenue per retail checking account for the first nine months of 2001 was $208, compared with $180 for the comparable 2000 period.  Higher interest-cost certificates of deposit decreased $253.2 million from December 31, 2000 as a result of the continued availability of other lower-cost funding sources and TCF’s reluctance to match higher certificate of deposit pricing by competitors.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 1.91% at September 30, 2001, compared with 3.12% at December 31, 2000.

TCF continued to expand its supermarket banking franchise by opening 9 new branches during the 2001 third quarter.  TCF now has 231 supermarket branches, up from 212 such branches a year ago.  Additional information regarding TCF’s supermarket branches is as follows:

Supermarket Banking Summary:	At or for the Nine Months
	Ended September 30,		Increase
(Dollars in thousands)	2001	2000	(Decrease)	% Change
Number of branches	231	212	19	9.0%
Number of deposit accounts	724,598	638,580	86,018	13.5
Deposits:
Checking	$572,568	$457,783	$114,785	25.1
Savings	168,978	140,681	28,297	20.1
Money market	130,577	101,238	29,339	29.0
Subtotal	872,123	699,702	172,421	24.6
Certificates	323,411	324,903	(1,492)	(0.5)
Total deposits	$1,195,534	$1,024,605	$170,929	16.7

Average rate on deposits	1.57%	2.54%	(.97)%	(38.2)
Total fees and other revenues (quarter ended)	$35,340	$29,952	$5,388	18.0
Total fees and other revenues (year-to-date)	$100,050	$81,763	$18,287	22.4
Consumer loans outstanding	$282,693	$223,608	$59,085	26.4

Borrowings

Borrowings totaled $3.5 billion as of September 30, 2001, up $275 million from year-end 2000.  The increase was primarily due to purchases of securities available for sale, partially offset by increased deposit funding which reduces reliance on borrowings.  Included in FHLB advances at September 30, 2001 are $1.6 billion of fixed-rate advances which are callable at par on certain anniversary dates and quarterly thereafter until maturity.  If called, the FHLB will provide replacement funding at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions.  The weighted-average rate on borrowings decreased to 4.89% at September 30, 2001, from 6.23% at December 31, 2000.  At September 30, 2001, borrowings with a maturity of one year or less totaled $1.3 billion.

TCF has a $105 million bank line of credit expiring in April 2002, which is unsecured and contains certain covenants common to such agreements with which TCF is in compliance.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes, including serving as a back-up line of credit to support the redemption of TCF's commercial paper.  At September 30, 2001, TCF had on outstanding balance of $19 million on its bank line of credit.

Stockholders’ Equity

Stockholders’ equity at September 30, 2001 was $898.5 million, or 7.7% of total assets, down from $910.2 million, or 8.1% of total assets, at December 31, 2000.  The decrease in stockholders’ equity is primarily due to the repurchase of 3.6 million shares of TCF’s common stock at a cost of $145.5 million and the payment of $58.5 million in dividends on common stock, partially offset by net income of $153.1 million for the first nine months of 2001.  On October 22, 2001, TCF declared a quarterly dividend of 25 cents per common share, payable on November 30, 2001 to shareholders of record as of November 2, 2001.

MARKET RISK - INTEREST-RATE RISK

TCF’s results of operations are dependent to a large degree on its net interest income, which is the difference between interest income and interest expense, and the Company’s ability to manage its interest-rate risk.  Although TCF manages other risks, such as credit and liquidity risk, in the normal course of its business, the Company considers interest-rate risk to be its most significant market risk.  TCF, like most financial institutions, has interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable index interest rates (e.g., prime).  Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities.

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

TCF’s Asset/Liability Management Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors.  The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.  Management’s estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition and significant and immediate changes in interest rates.  Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships.  In addition, TCF’s interest-rate risk will increase during periods of rising interest rates due to resulting slower prepayments on loans and mortgage-backed securities, and the increased likelihood that the Federal Home Loan Bank (“FHLB”) will exercise its option to call certain of TCF’s longer-term FHLB advances.  See “Financial Condition - Borrowings.”  TCF’s one-year adjusted interest-rate gap was essentially neutral at a positive $34 million, or .29% of total assets, as of September 30, 2001, compared with a negative $215 million, or (2)% of total assets, as of December 31, 2000.  The change in the one-year gap was primarily due to an increase in projected prepayment speeds on residential loans and mortgage-backed securities, partially offset by the impact of interest-rate floors on consumer loans.

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

The Company is required to adopt the provisions of SFAS No. 141 immediately, for all business combinations initiated after July 1, 2001 and SFAS No. 142 effective January 1, 2002.  Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will no longer be amortized.  Goodwill and intangible assets with indefinite useful lives acquired in business combinations completed before July 1, 2001 will continue to be amortized until SFAS No. 142 is adopted on January 1, 2002.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $145.5 million and unamortized identifiable intangible assets (deposit base intangibles) in the amount of $9.2 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142.  Amortization expense related to goodwill was $7.7 million ($7.5 million after-tax, or 9 cents per common diluted share) and $5.8 million ($5.7 million after-tax, or 8 cents per common diluted share) for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.  Amortization of goodwill for both the years ended December 31, 2001 and 2002 is scheduled at $7.7 million ($7.6 million after-tax, or approximately 10 cents per common diluted share).  Management is evaluating the effects of SFAS No. 142, but does not expect any significant impairment to be recognized upon adoption.

Earnings Teleconference

TCF hosts quarterly conference calls to discuss its financial results.  Additional information regarding TCF’s conference calls can be obtained from the investor relations section within TCF’s web site at www.tcfexpress.com or contact TCF’s Corporate Communications Department at (952) 745-2760.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions.  Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

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

September 11, 2001 Terrorist Attacks

The terrorist attacks on September 11, 2001 may adversely impact the United States' economy and the Company's business, most likely by reducing capital and consumer spending, which could result in decreased demand for our products and services and increased credit losses.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
	At	At	At	At	At	At	At
(Dollars in thousands,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
except per-share data)	2001	2001	2001	2000	2000	2000	2000
SELECTED FINANCIAL CONDITION DATA:
Total assets	$11,723,353	$11,628,663	$11,845,124	$11,197,462	$10,980,000	$10,905,705	$10,761,821
Investments	165,042	162,681	242,065	134,059	132,173	131,635	155,265
Securities available for sale	1,794,136	1,843,871	1,928,338	1,403,888	1,413,218	1,436,836	1,470,532
Residential real estate loans	3,122,970	3,251,813	3,450,311	3,673,831	3,797,023	3,866,659	3,932,944
Other loans and leases	5,334,359	5,181,260	5,010,256	4,872,868	4,562,644	4,364,491	4,158,849
Deposits	7,057,945	6,916,145	7,030,818	6,891,824	6,810,921	6,719,962	6,823,248
Borrowings	3,459,286	3,571,501	3,675,428	3,184,245	3,115,066	3,205,732	2,975,080
Stockholders' equity	898,486	890,369	895,066	910,220	859,444	807,382	780,311
	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2001	2001	2001	2000	2000	2000	2000
SELECTED OPERATIONS DATA:
Interest income	$205,545	$212,726	$212,561	$214,408	$210,709	$204,407	$197,157
Interest expense	83,138	93,448	98,770	103,584	100,035	94,209	90,317
Net interest income	122,407	119,278	113,791	110,824	110,674	110,198	106,840
Provision for credit losses	6,076	5,422	2,425	4,711	3,688	5,383	990
Net interest income after provision for credit losses	116,331	113,856	111,366	106,113	106,986	104,815	105,850
Non-interest income:
Fees and other revenues	95,303	95,652	80,741	86,343	84,069	81,308	71,743
Gains on sales of branches	-	-	3,316	8,947	-	3,866	-
Total non-interest income	95,303	95,652	84,057	95,290	84,069	85,174	71,743
Non-interest expense:
Amortization of goodwill	1,944	1,945	1,944	1,940	1,937	1,915	1,914
Other non-interest expense	124,724	124,009	116,012	114,641	113,189	112,200	109,466
Total non-interest expense	126,668	125,954	117,956	116,581	115,126	114,115	111,380
Income before income tax expense	84,966	83,554	77,467	84,822	75,929	75,874	66,213
Income tax expense	32,076	31,540	29,244	32,657	29,232	29,212	25,492
Net income	$52,890	$52,014	$48,223	$52,165	$46,697	$46,662	$40,721

Per common share:
Basic earnings	$.70	$.68	$.62	$.67	$.60	$.60	$.51
Diluted earnings	$.69	$.67	$.62	$.66	$.59	$.59	$.51
Diluted cash earnings (1)	$.72	$.70	$.64	$.68	$.61	$.61	$.53
Dividends declared	$.25	$.25	$.25	$.2125	$.2125	$.2125	$.1875

MORTGAGE BANKING REVENUES:
Servicing income	$4,316	$4,180	$3,760	$3,739	$3,141	$2,860	$2,902
Less: Mortgage servicing amortization	4,973	4,076	2,504	1,779	1,207	1,130	1,210
Net servicing income (loss)	(657)	104	1,256	1,960	1,934	1,730	1,692
Gains on sales of loans	3,277	3,373	594	637	215	246	249
Other income	1,012	1,358	669	563	601	475	217
Total mortgage banking	$3,632	$4,835	$2,519	$3,160	$2,750	$2,451	$2,158

FINANCIAL RATIOS: (2)
Return on average assets	1.81%	1.78%	1.71%	1.89%	1.71%	1.73	1.53%
Cash return on average assets (1)	1.88	1.84	1.77	1.96	1.78	1.80	1.60
Return on average realized common equity	23.68	23.22	21.47	23.17	21.52	22.19	19.24
Return on average common equity	23.48	23.37	21.54	23.78	22.55	23.72	20.55
Cash return on average realized common equity (1)	24.53	24.07	22.31	24.01	22.39	23.09	20.12
Average total equity to average assets	7.72	7.61	7.93	7.95	7.60	7.28	7.44
Average realized tangible equity to average assets	6.30	6.28	6.51	6.66	6.43	6.23	6.35
Average tangible equity to average assets	6.36	6.23	6.48	6.45	6.06	5.72	5.84
Net interest margin (3)	4.55	4.40	4.35	4.33	4.38	4.38	4.32

(1)  Excludes amortization and reduction of goodwill, net of income tax benefit.

(2)  Annualized.

(3)  Net interest income divided by average interest-earning assets.

 TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Nine Months Ended September 30,
	2001			2000
			Yields			Yields
	Average		and	Average		And
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$165,703	$6,980	5.62%	$136,367	$7,262	7.10%
Securities available for sale (3)	1,722,785	85,194	6.59	1,522,904	75,456	6.61
Loans held for sale	365,928	18,234	6.64	217,144	12,624	7.75
Loans and leases:
Residential real estate	3,354,865	179,178	7.12	3,899,990	207,688	7.10
Commercial real estate	1,452,709	86,960	7.98	1,161,679	74,889	8.60
Commercial business	408,571	23,683	7.73	362,377	24,579	9.04
Consumer	2,306,393	162,781	9.41	2,116,285	161,120	10.15
Leasing and equipment finance	910,581	67,822	9.93	605,008	48,655	10.72
Total loans and leases (4)	8,433,119	520,424	8.23	8,145,339	516,931	8.46
Total interest- earning assets
	10,687,535	630,832	7.87	10,021,754	612,273	8.15
Other assets (5)	871,868			760,904
Total assets	$11,559,403			$10,782,658

Liabilities and Stockholders' Equity:
Non-interest bearing deposits	$1,545,787			$1,309,823
Interest-bearing deposits:
Checking	776,726	3,025.52		740,270	3,282.59
Savings	1,007,398	6,156.81		1,052,867	8,793	1.11
Money market	887,025	17,706	2.66	738,536	17,361	3.13
Certificates	2,669,061	105,811	5.29	2,832,672	114,146	5.37
Total interest-bearing deposits
	5,340,210	132,698	3.31	5,364,345	143,582	3.57
Total deposits	6,885,997	132,698	2.57	6,674,168	143,582	2.87
Borrowings:
Securities sold under repurchase agreements and federal funds purchased

	1,247,232	45,593	4.87	879,472	41,169	6.24
FHLB advances	1,988,973	84,247	5.65	1,883,448	81,470	5.77
Discounted lease rentals	149,911	9,156	8.14	164,912	10,429	8.43
Other borrowings	84,420	3,662	5.78	145,925	7,911	7.23
Total borrowings	3,470,536	142,658	5.48	3,073,757	140,979	6.12
Total interest-bearing liabilities
	8,810,746	275,356	4.17	8,438,102	284,561	4.50
Total deposits and borrowings	10,356,533	275,356	3.55	9,747,925	284,561	3.89
Other liabilities (5)	306,807			230,432
Total liabilities	10,663,340			9,978,357
Stockholders' equity (5)	896,063			804,301
Total liabilities and stockholders' equity
	$11,559,403			$10,782,658

Net interest income and margin		$355,476	4.43%		$327,712	4.36%

(1)

Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis.  Tax-exempt income of $118,000 and $137,000 was recognized during the nine months ended September 30, 2001 and 2000, respectively.

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

The Court of Federal Claims and the Court of Appeals for the Federal Circuit have also issued liability and damages decisions in several “supervisory goodwill” cases.  While both courts have held that the plaintiffs in some of these cases were entitled to recover damages for the government’s breach of “supervisory goodwill” contracts, both Courts have rejected certain of the plaintiffs’ claims for damages, and awarded the plaintiffs only a portion of the damages they sought.  Several other "supervisory goodwill" decisions are currently on appeal to the Court of Appeals for the Federal Circuit.  The Court of Federal Claims has held or is soon to hold trials in several other “supervisory goodwill” cases, and it is expected both that the Court will continue to issue additional decisions on both liability and damages issues and that most, if not all, of the Court’s decisions in these cases will be appealed to the Court of Appeals for the Federal Circuit.

The government has indicated that it will have a number of affirmative defenses against goodwill litigation filed against it.  The TCF Minnesota and TCF Michigan actions involve a variety of different types of transactions, contracts and contract provisions.  There can be no assurance that the U.S. Supreme Court decision in Winstar or liability and damages decisions in other "supervisory goodwill" cases will mean that a similar result would be obtained in the actions filed by TCF Minnesota and TCF Michigan.  There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or TCF Michigan or, even if a determination favorable to TCF Minnesota or TCF Michigan is made on the issue of the government’s liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota’s or TCF Michigan’s claim.  Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota’s or TCF Michigan’s cases, and investors should not anticipate any recovery.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.

See Index to Exhibits on page 33 of this report.

(b)           Reports on Form 8-K.

A Current Report on Form 8-K, dated August 7, 2001, was submitted furnishing certain investor presentation materials under Item 9 of Form 8-K.

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

Dated:    November 5, 2001

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.	N/A