Form 10-K
period 2001-12-31
TCF FINANCIAL CORP
filed 2002-03-06
CIK 814184

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File   No. 001-10253

TCF FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1591444
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Lake Street East, Mail Code EX0-03-A, Wayzata, Minnesota 55391-1693

(Address and Zip Code of principal executive offices)

Registrant’s telephone number, including area code:   612-661-6500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,

and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of January 31, 2002 the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was

$3,221,179,588.

As of January 31, 2002, there were outstanding 76,602,269 shares of the registrant’s common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s annual report to shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV hereof.

Specific portions of the registrant’s definitive proxy statement dated March 28, 2002 are incorporated by reference into Part III hereof.

PART I

ITEM 1.                                     BUSINESS

FORWARD-LOOKING INFORMATION

        This Annual Report and other reports issued by TCF Financial Corporation (“TCF” or the “Company”), including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan and lease products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties. The terrorist attacks on September 11, 2001 have had an adverse impact on the United States’ economy and could have a continuing adverse impact on the economy and the Company’s business, most likely by reducing business capital and consumer spending. Such developments could result in decreased demand for TCF’s products and services and increased credit losses.

GENERAL

        TCF, a Delaware corporation based in Wayzata, Minnesota, with $11.4 billion in assets, is the holding company of two national banks, TCF National Bank operating in Minnesota, Illinois, Michigan, Wisconsin and Indiana and TCF National Bank Colorado operating in Colorado.  Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries.  TCF’s subsidiary banks are collectively referred to herein as the “TCF Banks.” References herein to the “Holding Company” or “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis.  Where information is incorporated in this report by reference to TCF’s 2001 Annual Report, only those portions specifically identified are so incorporated.

        TCF’s products include commercial, consumer and residential mortgage loans and deposit products, leasing and equipment finance, discount brokerage and investment and insurance sales.  Some of its products, such as its commercial equipment loans and leases, are offered in markets outside areas served by the TCF Banks. TCF’s primary focus is the delivery of retail banking products in markets served by the TCF Banks. TCF’s strategic emphasis on retail banking has allowed it to fund its assets primarily with retail core deposits, minimize wholesale borrowings and lower its interest-rate risk. TCF’s leasing operations have expanded significantly in recent periods. See “Corporate Profile” on page 21 of TCF’s 2001 Annual Report, incorporated herein by reference, for additional information concerning TCF’s business and strategies.

        TCF significantly expanded its retail banking franchise in recent periods and had 375 retail banking branches at December 31, 2001.  Since January 1, 1998, TCF opened 193 new branches, of which 176 were supermarket branches. This expansion includes TCF’s January 1998 acquisition of 76 branches and 178 automated teller machines (“ATMs”) in Jewel-Osco stores in the Chicago, Illinois area.  TCF anticipates opening between 25 and 30 new branches during 2002, including approximately 15 new supermarket branches.  The success of TCF’s de novo branch expansion is dependent on the continued long-term success of branch banking as well as the continued success and viability of TCF’s supermarket partners.

        TCF’s marketing strategy emphasizes attracting retail and commercial deposit accounts. TCF also engages in commercial, residential and consumer lending activities, leasing and equipment financing and in the insurance services business, including the sale of single premium tax-deferred annuities. TCF also has broker-dealer operations selling non-proprietary mutual funds and engaged in discount brokerage activity.

        Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. See “Results of Operations — Non-Interest Income” on pages 26 through 28, and “Forward-Looking Information” and “Legislative, Legal and Regulatory Developments” on page 41 of TCF’s 2001 Annual Report, incorporated herein by reference, for additional information.

        At December 31, 2001, TCF operated 88 bank branches in Minnesota, 179 in Illinois, 33 in Wisconsin, 57 in Michigan, 13 in Colorado and 5 in Indiana.  TCF strives to develop innovative banking products and services.  Of TCF’s 375 bank branches, 234 were supermarket bank branches at December 31, 2001.  These supermarket bank branches provide TCF with the opportunity to sell its consumer products and services, including deposits and loans, at a relatively low entry cost and feature extended hours, including Saturdays, Sundays and holidays.  TCF’s “Totally Free”(SM) checking accounts and other deposit products provide it with a significant source of low-interest cost funds and fee income.  During 2000, TCF introduced TCFExpress.com, its online banking service for customers.  In 2001, TCF expanded online banking services by offering “Totally Free Online” services through TCFExpress.com.  TCF has 1,341 machines in its ATM network at December 31, 2001, generally located in areas served by the TCF Banks, and offers its customers an automated telephone banking system.

        Federal legislation imposes numerous legal and regulatory requirements on financial institutions.  Among the most significant of these requirements are minimum regulatory capital levels.  TCF and the TCF Banks currently exceed all of their current minimum regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.  See “REGULATION.”

        As federally chartered national banks, the TCF Banks are subject to regulation and examination by the OCC and, in certain cases, by the Federal Deposit Insurance Corporation (“FDIC”).  The TCF Banks’ deposits are insured to $100,000 by the FDIC, and as such these institutions are subject to regulations promulgated by the FDIC.  The TCF Banks are members of the Federal Home Loan Bank (“FHLB”) of Des Moines and Topeka, and are also member banks within their respective Federal Reserve districts.  TCF Financial is a financial holding company and is subject to regulation and examination by the FRB.  See “SOURCES OF FUNDS — Borrowings” and “REGULATION — Regulation of TCF Financial and Affiliate and Insider Transactions.”

LENDING ACTIVITIES

General

TCF’s lending activities reflect its community banking philosophy, emphasizing loans to individuals and small to medium-sized businesses in its primary market areas in Minnesota, Illinois, Wisconsin, Michigan and Colorado.   TCF is also engaged in leasing and equipment financing and has expanded its consumer lending operations in recent years.

See “Financial Review — Consolidated Financial Condition Analysis - Loans and Leases” on pages 31 through 34, Note 6 of Notes to Consolidated Financial Statements on pages 53 through 55 of TCF’s 2001 Annual Report, incorporated herein by reference, for additional information regarding TCF’s loan and lease portfolios.

Consumer Lending

TCF makes consumer loans for personal, family or household purposes, such as debt consolidation or the financing of home improvements, automobiles, vacations and education.  Consumer loans totaled $2.5 billion at December 31, 2001, with $1.2 billion, or 50%, having fixed interest rates and $1.3 billion, or 50%, having adjustable interest rates.

TCF’s consumer lending activities include primarily home equity real estate secured loans as well as loans secured by personal property and unsecured personal loans.  Each of these loan types can be made on an open- or closed-end basis.  Consumer loan customers generally have higher debt-to-income ratios, and therefore a higher risk of loss, than residential loan customers. Unlike conventional first mortgage loans, consumer home equity loans also tend to have a higher loan-to-value ratio and do not carry private mortgage insurance.  Consumer loans having adjustable interest rates also present a credit risk similar to that posed by residential real estate loans as a result of increased costs to borrowers in the event of a rise in rates (see discussion below under  “— Residential Real Estate Lending”). Consumer loans secured by real estate may present additional credit risk in the event of a decline in the value of real estate collateral. Higher loan-to-value ratio consumer loans generally may carry a higher level of credit risk than loans with a lower loan-to-value ratio. Many of these loans are secured by a first lien on the home and include an advance to pay off an existing first lien mortgage loan.   A decline in home values may have an adverse impact on TCF’s results by increasing credit risk and the risk of potential loss.  For additional information on consumer lending, see “Financial Review — Consolidated Financial Condition Analysis - Loans and Leases” on pages 31 through 34 of TCF’s 2001 Annual Report, incorporated herein by reference.

TCF originates education loans for resale.  TCF had $165.1 million of education loans held for sale at December 31, 2001, compared with $153.2 million at December 31, 2000.  TCF generally retains the education loans it originates until they are fully disbursed.  Under a forward commitment agreement with the Student Loan Marketing Association (“SLMA”), TCF can sell the education loans to SLMA once they are fully disbursed, but must sell the education loans to SLMA before they go into repayment status.  These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF.  TCF’s future education loan origination activity will be dependent on continued support of guaranteed student loan programs by the U.S. Government and TCF’s ability to continue to sell such loans to SLMA or other parties.  Federal legislation has limited the role of private lenders in originating education loans and has reduced the profitability of this activity, and such legislation may reduce the volume of TCF’s education loan originations in future periods.

Commercial Real Estate Lending

TCF currently originates longer-term loans on commercial real estate and, to a lesser extent, shorter-term construction loans.  TCF is endeavoring to increase its originations of commercial real estate loans to creditworthy borrowers based in its primary markets. At December 31, 2001, adjustable-rate loans represented 81% of commercial real estate loans outstanding.  See “Financial Review — Consolidated Financial Condition Analysis - Loans and Leases” on pages 31 through 34 of TCF’s 2001 Annual Report, incorporated herein by reference, for additional information regarding the types of properties securing TCF’s commercial real estate loans.

At December 31, 2001, TCF’s commercial construction and development loan portfolio totaled $178 million. Construction and permanent commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers.  In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

Commercial Business Lending

TCF engages in general commercial business lending.  Commercial business loans may be secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis. TCF is seeking to expand its commercial business lending activity and in particular its lending to small and medium-sized businesses.  TCF’s commercial business lending activities encompass loans with a broad variety of purposes, including working capital loans and loans to finance the purchase of equipment or other acquisitions.  As part of its commercial business and commercial real estate lending activities, TCF also issues standby letters of credit.  At December 31, 2001, TCF had 90 such standby letters of credit outstanding in the aggregate amount of  $12.7 million.

Recognizing the generally increased risks associated with commercial business lending, TCF originates commercial business loans in order to increase its short-term, variable-rate asset base and to contribute to its profitability through the higher rates earned on these loans and the marketing of other bank products.  TCF concentrates on originating commercial business loans primarily to middle-market companies based in its primary markets with borrowing requirements of less than $15 million.  Substantially all of TCF’s commercial business loans outstanding at December 31, 2001 were to borrowers based in its primary markets.

Leasing and Equipment Finance

TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse companies including large franchise organizations or their franchisees, small businesses, truck and trailer owners and operators and other equipment lessees.  At December 31, 2001, TCF’s leasing and equipment finance portfolio totaled $956.7 million, including $271.4 million of loans classified as equipment finance loans.  TCF entered the leasing business in June 1997 with the purchase of Winthrop Resources Corporation (“Winthrop”), a financial services company that leases computers, telecommunications equipment, point-of-sale systems and other business-essential equipment to companies nationwide.  In September 1999, TCF expanded its leasing operations with the launch of TCF Leasing, Inc. (“TCF Leasing”), a de novo general equipment leasing business with a focus on middle-market companies, specialty truck and transportation equipment and lease discounting. An economic slowdown in recent periods has had a negative impact on TCF’s leasing originations and in credit quality in certain industry segments such as the transportation industry.

TCF internally funds most of its leases, and consequently retains the credit risk on such leases.  TCF also may arrange permanent financing of certain leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates.  At December 31, 2001, $143.7 million or 20.6% of TCF’s lease portfolio was funded on a non-recourse basis with other financial institutions, compared with $165.8 million or 25.4% at December 31, 2000.  Proceeds from the assignment of the lease rentals are equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the other financial institutions.  Interest rates for this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the lease customer, the terms of the lease and the prevailing interest rates.  For a lease discounted on a non-recourse basis, the other financial institution has no recourse against TCF unless TCF is in default under the terms of the agreement under which the lease and the leased equipment are assigned to the other financial institution as collateral.  The other financial institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the lease customer occur under the terms of the lease.  For additional information on leasing and equipment finance, see “Financial Review — Consolidated Financial Condition Analysis - Loans and Leases” on pages 31 through 34 of TCF’s 2001 Annual Report, incorporated herein by reference.

Included in the leasing and equipment finance portfolio at December 31, 2001 is an investment in a leveraged lease representing a 100% equity interest in a Boeing 767 aircraft on lease to Delta Airlines in the United States.  The aircraft is in service, the lessee is current on the lease payments and the lease expires in 2010.  This lease represents TCF’s only material direct exposure to the commercial airline industry.

Residential Mortgage Lending

TCF’s residential mortgage loan originations (first mortgage loans for financing one- to four-family homes) are predominantly secured by properties in Minnesota, Illinois, Wisconsin and Michigan.  TCF engages in both adjustable-rate and fixed-rate residential mortgage lending.  Adjustable-rate residential mortgage loans held in TCF’s portfolio totaled $1.2 billion at December 31, 2001, compared with $2.1 billion at December 31, 2000. TCF Mortgage Corporation (“TCF Mortgage”), a wholly owned subsidiary, originates loans directly and also purchases loans.

TCF Mortgage sells residential mortgages in the secondary market, primarily on a nonrecourse basis.  TCF Mortgage retains servicing rights for the majority of the loans it sells into the secondary market.  These sales provide additional funds for loan originations and also generate fee income.  TCF Mortgage may also from time to time purchase or sell servicing rights on residential mortgage loans.   At December 31, 2001, 2000 and 1999, TCF Mortgage serviced residential mortgage loans for others totaling $4.7 billion, $4 billion and $2.9 billion, respectively.  During 2000, TCF purchased bulk servicing rights on $933 million of residential mortgage loans at a cost of $13.8 million.  During 1999, TCF sold bulk servicing rights on $344.6 million of loans serviced for others at a net gain of $3.1 million.  No bulk servicing purchases occurred in 2001, and no bulk servicing sales occurred in 2000 or 2001.

Adjustable-rate residential mortgage loans retained by TCF have various adjustment periods and generally provide for limitations on the amount the rate may adjust on each adjustment date, as well as the total amount of adjustments over the lives of the loans.  Accordingly, while this portfolio of loans is rate sensitive, it may not be as rate sensitive as TCF’s cost of funds.  In addition to such interest-rate risk, TCF faces credit risks resulting from potential increased costs to borrowers as a result of rate adjustments on adjustable-rate loans in its portfolio, which will depend upon the magnitude and frequency of shifts in market interest rates.  Some adjustable-rate residential real estate loans originated by TCF in prior periods did not provide for limitations on rate adjustments.  Credit risk may also result from declines in the values of underlying real estate collateral.  See “— Classified Assets, Loan and Lease Delinquencies and Defaults.”

TCF Mortgage generally adheres to Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), Veterans Administration (“VA”) or Federal Housing Administration (“FHA”) guidelines in originating residential mortgage loans.  TCF generally requires that all conventional first mortgage real estate loans with loan-to-value ratios in excess of 80% carry private mortgage insurance.

Classified Assets, Loan and Lease Delinquencies and Defaults

TCF has established a classification system for individual commercial loans, leases or other assets based on OCC regulations under which all or part of a loan or other asset may be classified as “special mention,” “substandard,” “doubtful,” or “loss.”  It has also established overall ratings for various credit portfolios.  A loan, lease or other asset is placed in the substandard category when it is considered to have a well-defined weakness.  A loan, lease or other asset is placed in the doubtful category when some loss is likely but there is still sufficient uncertainty to permit the asset to remain on the books at its full value with appropriate consideration in the reserve for credit losses.  All or a portion of a loan, lease or other asset is classified as loss when it is considered uncollectible, in which case it is charged off.  A loan, lease or other asset for which some possible exposure to credit loss is perceived is classified as special mention.  Loans, leases and other assets that are classified are subject to periodic review of their appropriate regulatory classifications.

           The following table summarizes information about  TCF’s non-accrual, restructured and past due loans and leases:

	At December 31,
	2001	2000	1999	1998	1997
	(In millions)
Non-accrual loans and leases	$52.0	$35.2	$24.1	$33.7	$36.8
Restructured loans	—	—	—	—	1.3
Total non-accrual and restructured loans and leases	$52.0	$35.2	$24.1	$33.7	$38.1
Accruing loans and leases 90 days or more past due	$5.1	$5.0	$5.8	$—	$—

        The allowance for loan and lease losses is based upon management’s periodic analysis of TCF’s loan and lease portfolios.  Although levels of reserves believed to be appropriate have been estimated based upon factors and trends identified by management, there can be no assurance that the levels are adequate. Continued economic recession could give rise to increasing risk of credit losses and necessitate an increase in the required level of reserves.  The expansion of the Company’s consumer lending and other lending and leasing operations creates increased exposure to increases in delinquencies, repossessions, foreclosures and losses that generally occur during economic downturns or recessions, or that may result from decreased profits affecting particular industry segments, such as increases in fuel costs that have had an adverse impact on the transportation industry.

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

        Additional information concerning TCF’s allowance for loan and lease losses is set forth in “Financial Review — Consolidated Financial Condition Analysis - Allowance for Loan and Lease Losses” on pages 34 through 36, in Note 1 of Notes to Consolidated Financial Statements on pages 49 through 51 and in Note 7 of Notes to Consolidated Financial Statements on page 55 of TCF’s 2001 Annual Report, incorporated herein by reference.

INVESTMENT ACTIVITIES

     The TCF Banks have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, deposits of insured banks, bankers’ acceptances and federal funds. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans and leases.  The TCF Banks must also meet reserve requirements of the FRB, which are imposed based on amounts on deposit in various types of deposit categories.

Information regarding the carrying values and fair values of TCF’s investments and securities available for sale is set forth in Notes 3 and 4 of Notes to Consolidated Financial Statements on pages 51 and 52 of TCF’s 2001 Annual Report, incorporated herein by reference.

SOURCES OF FUNDS

Deposits

        Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, money market conditions and other factors. Consumer and commercial deposits are attracted principally from within TCF’s primary market areas through the offering of a broad selection of deposit instruments including consumer and commercial demand deposit accounts, interest-bearing checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.

The composition of TCF’s deposits has a significant impact on its cost of funds.  TCF’s marketing strategy emphasizes attracting core deposits held in checking, savings, money market and certificate of deposit accounts.  These accounts provide significant fee income and are a source of low-interest cost funds.  Checking, savings and money market accounts comprised 67.3% of total deposits at December 31, 2001.  There were approximately 1.8 million retail checking, savings and money market accounts at December 31, 2001, compared with approximately 1.7 million and 1.6 million such accounts at December 31, 2000 and 1999 respectively.

Information concerning TCF’s deposits is set forth in “Financial Review — Consolidated Financial Condition Analysis - Deposits” on page 39 and in Note 10 of Notes to Consolidated Financial Statements on page 57 of TCF’s 2001 Annual Report, incorporated herein by reference.

Borrowings

Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or net deposit outflows, or to support expanded activities. These borrowings include FHLB advances, reverse repurchase agreements and other borrowings.

The FHLB System functions as a central reserve bank providing credit for financial institutions through a regional bank located within a particular financial institution’s assigned region.  The TCF Banks are members of the FHLB System, are required to own a minimum level of FHLB capital stock and are authorized to apply for advances on the security of such stock and certain of their loans and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met.  TCF’s FHLB advances totaled $2 billion at December 31, 2001, up $68.5 million from December 31, 2000.  FHLB advances are made pursuant to several different credit programs.  Each credit program has its own interest rates and range of maturities.  The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances.  Acceptable uses prescribed by the FHLB include meeting short-term liquidity needs.  In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB’s assessment of the institution’s creditworthiness.

As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements (“reverse repurchase agreements”) with FHLMC or major investment bankers utilizing government securities or mortgage-backed securities as collateral. Reverse repurchase agreements totaled $869.7 million at December 31, 2001, compared with $994.3 million at December 31, 2000.  Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a reverse repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and TCF enters into reverse repurchase agreements only with institutions with a satisfactory credit history.

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

Information concerning TCF’s FHLB advances, reverse repurchase agreements and other borrowings is set forth in “Financial Review — Consolidated Financial Condition Analysis - Borrowings” on pages 38 and 40 and in Notes 11 and 12 of Notes to Consolidated Financial Statements on pages 58 through 60 of TCF’s 2001 Annual Report, incorporated herein by reference.

OTHER INFORMATION

Activities of Subsidiaries of TCF Financial Corporation

TCF’s business operations include those conducted by direct and indirect subsidiaries of TCF Financial all of which are consolidated for purposes of preparing TCF’s consolidated financial statements.  TCF does not have any unconsolidated subsidiaries, partnerships, special purpose entities or other forms of off-balance-sheet borrowings.  During the year ended December 31, 2001 TCF’s subsidiaries other than the TCF Banks were principally engaged in the following activities:

Leasing - Winthrop and TCF Leasing provide a range of comprehensive lease finance products.  Winthrop leases high-technology and other business-essential equipment, often to middle-market and large corporate customers.  TCF Leasing specializes in the leasing and financing of transportation and industrial equipment in key markets in various regions of the United States, and through its TCF Express Leasing Division, also engages in business-essential equipment leasing to small and growing businesses.

Mortgage Banking - TCF Mortgage originates, purchases, sells and services residential first mortgage loans.

        Insurance and Investment Services - TCF Financial Insurance Agency, Inc., is an insurance agency engaging in the sale of fixed-rate, single premium tax-deferred annuities and life insurance products.  TCF Securities, Inc. engages in the sale of non-proprietary mutual fund products, and in the sale of variable-rate, single premium tax-deferred annuities. TCF Express Trade, Inc. engages in online and broker-assisted discount brokerage sales activity.

        Additionally, TCF Banks have Real Estate Investment Trust (REIT) subsidiaries formed to assist in the centralized management of the residential mortgage and portions of the mortgage-backed securities portfolios.

Recent Accounting Developments

There has been an ongoing review over many years of the accounting principles and practices used by financial institutions.  This review is expected to continue by banking regulators, the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”) and other organizations.  As a result of this process, there have been new accounting pronouncements which have had an impact on TCF.  Further developments may be forthcoming in light of this ongoing review process.  See “Financial Review — Consolidated Financial Condition Analysis - Recent Accounting Developments” on page 42 of TCF’s 2001 Annual Report, incorporated herein by reference.

Competition

TCF competes with a number of larger depository institutions and financial service providers  in its market areas, and experiences significant competition in attracting and retaining deposits and in lending funds.  TCF believes the primary factors in competing for deposits are the ability to offer attractive rates and products, convenient customer service locations and supporting data processing systems and services.  Direct competition for deposits comes primarily from other commercial banks, investment banks, credit unions and savings institutions.  Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. The primary factors in competing for loans are interest rates, loan origination fees and the range of services offered. TCF competes for the origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions.  TCF also competes nationwide with other leasing companies in the financing of high-technology, business-essential and other general equipment.  Expanded use of the internet has increased the potential competition affecting TCF and its loan, lease and deposit products.

Employees

As of December 31, 2001, TCF had approximately 8,000 employees, including 2,900 part-time employees.  TCF provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, accident insurance, short- and long-term disability coverage, a cash balance pension plan and a shared contribution stock ownership Employees Stock Purchase Plan.

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

        The Act prohibits financial institutions from sharing non-public financial information on their customers to non- affiliated third parties unless the customer is provided the opportunity to opt-out or the customer consents.  However, the Act allows a financial institution to disclose confidential information to non-affiliated third parties pursuant to a joint marketing agreement (after full disclosure to the customer), to perform services on behalf of the institution, to market the institution’s own products, and to protect against fraud. The federal banking agencies have issued regulations implementing privacy provisions of the Act.

        The provisions of the Act relating to financial holding companies became effective on March 11, 2000.  TCF became a financial holding company in June 2000.

•                  USA PATRIOT Act

         The President of the United States signed the USA PATRIOT Act into law on October 26, 2001. The PATRIOT Act establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect national banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amends current law — primarily the Bank Secrecy Act — to provide the Secretary of Treasury (Treasury) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering.

        Among other things, the PATRIOT Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the PATRIOT Act become effective at varying times during 2002 and the Treasury and various federal banking agencies will be issuing related regulations during that time.

Regulatory Capital Requirements

TCF Financial and the TCF Banks are subject to regulatory capital requirements of the FRB and the OCC, respectively.  These requirements are described below.  In addition, these regulatory agencies are required by law to take prompt action when institutions do not meet certain other minimum capital standards.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines five levels of capital condition, the highest of which is “well-capitalized,” and requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or activity restrictions.  Undercapitalized banks must also develop a capital restoration plan and the parent financial holding company is required to guarantee compliance with the plan.  TCF Financial and the TCF Banks are “well-capitalized” under the FDICIA capital standards.

The FRB’s risk-based capital guidelines include among their objectives making regulatory capital  requirements more sensitive to differences in risk profiles of banking organizations, factoring off-balance-sheet exposures into the assessment of capital adequacy and minimizing disincentives to holding liquid, low-risk assets.  Under these guidelines, a financial holding company’s assets and certain off-balance-sheet items are assigned to one of four risk categories, each weighted differently in accordance with the perceived level of risk posed by such assets or off-balance-sheet items.

FRB guidelines also prescribe two “tiers” of capital.  “Tier 1” capital includes common stockholders’ equity; qualifying noncumulative perpetual preferred stock (including related surplus); qualifying cumulative perpetual preferred stock (including related surplus), subject to certain limitations; and minority interests in the equity accounts of consolidated subsidiaries.  Tier 1 capital excludes goodwill and certain other intangible and other assets. “Supplementary” or “Tier 2” capital consists of the allowance for loan and lease losses, subject to certain limitations; perpetual preferred stock and related surplus, subject to certain conditions; hybrid capital instruments (i.e., those with characteristics of both equity and debt), perpetual debt and mandatory convertible debt securities; and term subordinated debt and intermediate-term preferred stock (including related surplus), subject to certain limitations.  The maximum amount of Tier 2 capital that is allowed to be included in an institution’s qualifying total capital is 100% of Tier 1 capital, net of goodwill and other intangible assets required to be deducted.

TCF Financial is currently required to maintain (i) Tier 1 capital equal to at least four percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to eight percent of risk-weighted assets.  The FRB also requires financial holding companies to maintain a minimum Tier 1 “leverage ratio” (measuring Tier 1 capital as a percentage of adjusted total assets) of at least three percent.  Higher leverage ratio requirements (minimum additional capital of 100 to 200 basis points) may be imposed for institutions that do not have the highest regulatory rating or that fail to meet certain other criteria.  At December 31, 2001, TCF believes it met all these requirements.  See Note 15 of Notes to Consolidated Financial Statements on pages 62 and 63 of TCF’s 2001 Annual Report, incorporated herein by reference.  The FRB has not advised TCF of any specific minimum Tier 1 leverage ratio applicable to it.

The FRB’s guidelines indicate that the FRB expects that financial holding companies experiencing internal growth or making acquisitions should maintain stronger capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.  In addition, the guidelines provide that the FRB will use Tier 1 leverage guidelines in its inspection and supervisory process and as part of its analysis of applications to be approved by the FRB (this would include applications relating to financial holding company activities, acquisitions or other matters).  The guidelines also indicate that the FRB will review the Tier 1 leverage measure periodically and will consider adjustments needed to reflect significant changes in the economy, financial markets and banking practices.

The OCC also imposes on the TCF Banks regulatory capital requirements that are substantially similar to those imposed by the FRB, and TCF believes the TCF Banks complied with all OCC regulatory capital requirements at December 31, 2001.

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

Restrictions on Distributions

        Dividends or other capital distributions from the TCF Banks to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial’s other borrowings, or for its other cash needs.  The TCF Banks’ ability to pay dividends is dependent on regulatory policies and regulatory capital requirements.  The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies.  In general, the TCF Banks may not declare or pay a dividend to TCF Financial in excess of 100% of their net profits during a year combined with their retained net profits for the preceding two years without prior approval of the OCC.  The TCF Banks’ ability to make any capital distributions in the future may require regulatory approval and may be restricted by their regulatory authorities.  The TCF Banks’ ability to make any such distributions may also depend on their earnings and ability to meet minimum regulatory capital requirements in effect during future periods.  These capital adequacy standards may be higher than existing minimum capital requirements.  The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice.  In addition, tax considerations may limit the ability of the TCF Banks to make dividend payments in excess of their current and accumulated tax “earnings and profits” (“E&P”).  Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates.  See “Financial Review — Consolidated Financial Condition Analysis - Liquidity Management” on pages 38 and 39 and Note 14 of Notes to Consolidated Financial Statements on pages 61 and 62 of TCF’s 2001 Annual Report, incorporated herein by reference.

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

        A holding company must serve as a source of strength for its subsidiary banks, and the FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.  In addition, Section 55 of the National Bank Act may permit the OCC to order the pro rata assessment of shareholders of a national bank where the capital of the bank has become impaired.  If a shareholder fails to pay such an assessment within three months, the OCC may order the sale of the shareholder’s stock to cover a deficiency in the capital of a subsidiary bank.  In the event of a holding company’s bankruptcy, any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

        Under the Bank Holding Company Act (“BHCA”), a bank holding company must obtain FRB approval before acquiring more than 5% control, or substantially all of the assets, of another bank, or bank or financial holding company, or merging or consolidating with such a holding company.  The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, or conducting activities permitted by the FRB as being closely related and proper incidents to the business of banking. As discussed, the Act permits financial holding companies to engage in an expanded list of activities, subject to certain restrictions.  See  “—Recent Developments.”

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

Acquisitions and Interstate Operations

Under federal law, interstate merger transactions may be approved by federal bank regulators without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Interstate Banking and Branching Act of 1994 (the “1994 Act”) by adopting a law after the date of enactment of the 1994 Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  Interstate acquisitions of branches by banks are permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions may also be subject to certain nationwide and statewide insured deposit maximum concentration levels or other limitations.

Insurance of Accounts; Depositor Preference

The deposits of the TCF Banks are insured by the FDIC up to $100,000 per insured depositor.  Substantially all of TCF’s deposits are Savings Association Insurance Fund (“SAIF”) insured, but TCF also has deposits insured by the Bank Insurance Fund  (“BIF”).  The FDIC has established a risk-based deposit insurance assessment under which deposit insurance assessments are based upon an institution’s capital strength and supervisory condition, as determined by the institution’s primary regulator.  The annual insurance premiums on bank deposits insured by the BIF and SAIF may vary between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. Annual insurance premiums have not been required for TCF for 2001, 2000, and 1999.

In addition to risk-based deposit insurance assessments, assessments may be imposed on deposits insured by either the BIF or the SAIF pay for cost of Financing Corporation (“FICO”) funding.  FICO assessment rates for 2001 ranged from $.0184 to $.0196 per $100 of deposits annually for both BIF-assessable and SAIF-assessable deposits. FICO assessments of $1.3 million, $1.4 million and $3.8 million were expensed in other expenses for 2001, 2000 and 1999.

An increase in deposit insurance rates could have a material adverse effect on TCF, depending on the amount and duration of the increase.  In addition, the FDIC is authorized to terminate a depository institution’s deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution’s regulatory authorities.  Any such termination of deposit insurance is likely to have a material adverse effect on TCF, the severity of which would depend on the amount of deposits affected by such a termination.

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

Examinations and Regulatory Sanctions

TCF is subject to periodic examination by the FRB, OCC and the FDIC.  Bank regulatory authorities may impose on institutions found to be operating in an unsafe or unsound manner a number of restrictions or new requirements, including but not limited to growth limitations, dividend restrictions, individual increased regulatory capital requirements, increased loan, lease and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities.  Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution’s directors, officers, employees, agents or independent contractors.

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

Future Legislative and Regulatory Change; Litigation and Enforcement Activity

There are a number of respects in which future legislative or regulatory change, or changes in enforcement practices or court rulings, could adversely affect TCF, and it is generally not possible to predict when or if such changes may have an impact on TCF.  Legislative proposals for tax reform have sought the elimination of certain tax benefits for single premium annuities which, if adopted, could impair TCF’s ability to market annuity products. Legislation and administrative action has limited the role of private lenders in education loans and has adversely affected the profitablilty of student lending activity.  TCF’s non-interest income in future periods may be negatively impacted by pending state and federal legislative proposals which, if enacted, could limit loan, deposit or other fees and service charges. Financial institutions have increasingly been the subject of private class action lawsuits challenging escrow account practices, private mortgage insurance requirements, the use of loan brokers and other practices.  Pending litigation against Visa and Mastercard, if successful, could have an adverse impact on the revenues of debit card issuers such as TCF.

The Community Reinvestment Act (“CRA”) and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions.  In recent periods, federal regulatory agencies, including the FRB and the Department of Justice (“DOJ”), have sought a more rigorous enforcement of the CRA and other fair lending laws and regulations.  The DOJ is authorized to use the full range of its enforcement authority under the fair lending laws.  The DOJ has authority to commence pattern or practice investigations of possible lending discrimination on its own initiative or through referrals from the federal financial institutions regulatory agencies, and to file lawsuits in federal court where there is reasonable cause to believe that such violations have occurred.  The DOJ is also authorized to bring suit based on individual complaints filed with the Department of Housing and Urban Development where one of the parties to the complaint elects to have the case heard in federal court.  A successful challenge to an institution’s performance under the CRA and related laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.  The ultimate effects of the foregoing or other possible legal and regulatory developments cannot be predicted but may have an adverse impact on TCF.

Other Laws and Regulations

TCF is subject to a wide array of other laws and regulations, both federal and state, including, but not limited to, usury laws, the CRA and related regulations, the Equal Credit Opportunity Act and Regulation B, Regulation D reserve requirements, Electronic Funds Transfer Act and Regulation E, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X, the Expedited Funds Availability Act and Regulation CC, and the Truth-in-Savings Act and Regulation DD. TCF is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans.  Although TCF’s lending procedures include measures designed to limit lender liability for hazardous waste clean-up or other related liability, TCF has engaged in significant commercial lending activity, and lenders may be held liable for clean-up costs relating to hazardous wastes under certain circumstances.

TAXATION

Federal Taxation

Bad Debt Reserves

TCF files consolidated federal income tax returns and is an accrual basis taxpayer.  The TCF Banks are subject to federal income tax under the Internal Revenue Code of 1986, as amended (the “Code”) in the same general manner as other corporations.  Prior to 1996, savings institutions were subject to special bad debt reserve rules and certain other rules.  During this period, a savings institution that held 60% or more of its assets in “qualifying assets” (as defined in the Code) was permitted to maintain reserves for bad debts and to make annual additions to such reserves that qualified as deductions from taxable income.

Beginning in 1996, the favorable bad debt method described above was repealed, putting savings institutions on the same tax bad debt method as commercial banks.  This legislation requires recapture of the amount of the tax bad debt reserves to the extent that they exceed the adjusted base year reserve (the “applicable excess reserves”).  The applicable excess reserves are recaptured over a six-year period.  This recapture period can be deferred for a period of up to two years to the extent that a certain residential lending test is met.  TCF has previously provided taxes for the applicable excess reserves.

IRS Audit History

The 3-year statute of limitations on TCF’s consolidated Federal income tax return is closed through 1997, with the exception of certain filed refund claims.

See “Financial Review — Consolidated Income Statement Analysis - Income Taxes” on page 31, Note 1 of Notes to Consolidated Financial Statements on pages 49 through 51 and Note 13 of Notes to Consolidated Financial Statements on pages 60 and 61 of TCF’s 2001 Annual Report, incorporated herein by reference, for additional information regarding TCF’s income taxes.

State Taxation

TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions.  TCF’s primary banking activities are in the states of Minnesota, Illinois, Wisconsin, Michigan, Colorado and Indiana.  The tax rates in those jurisdictions are 9.8%, 7.3%, 7.9%, 2.0%, 4.6% and 8.5%, respectively. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction.

ITEM 2.            PROPERTIES

Offices

At December 31, 2001, TCF owned the buildings and land for 98 of its bank branch offices, owned the buildings but leased the land for 5 of its bank branch offices and leased the remaining 272 bank branch offices, all of which are well maintained.  The properties related to the bank branch offices owned by TCF had a depreciated cost of approximately $90.5 million at December 31, 2001.  At December 31, 2001, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $23.7 million.  In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $31.1 million at December 31, 2001.  See Note 8 of Notes to Consolidated Financial Statements on pages 55 and 56 of TCF’s 2001 Annual Report, incorporated herein by reference.

ITEM 3.            LEGAL PROCEEDINGS

From time to time, TCF is a party to legal proceedings arising out of its general lending and operating activities. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan collection activities.  From time to time, borrowers have also brought actions against TCF, in some cases claiming substantial amounts of damages.  Some financial services companies have recently been subjected to significant exposure in connection with class actions and/or suits seeking punitive damages.  Among other possible developments, adverse decisions in litigation dealing with ATM surcharge legislation, privacy concerns or pending litigation against Visa and Mastercard affecting debit card fees could have an adverse impact on TCF.  Management, after review with its legal counsel, believes that the ultimate disposition of its litigation will not have a material effect on TCF’s financial condition.

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

        On July 1, 1996, the United States Supreme Court issued a decision affirming the liability determinations in three other “supervisory goodwill” cases, consolidated for review under the title Winstar Corp. v. United States, 116 S.Ct. 2432 (1996).  In rejecting the United States’ consolidated appeal, the Supreme Court held in Winstar that the United States had breached contracts it had entered into with the plaintiffs which provided for the treatment of supervisory goodwill, created through the plaintiffs’ acquisitions of failed or failing savings institutions, as an asset that could be counted toward regulatory capital.

        The Court of Federal Claims and the Court of Appeals for the Federal Circuit have also issued liability and damages decisions in several “supervisory goodwill” cases.  While both courts have held that the plaintiffs in some of these cases were entitled to recover damages for the government’s breach of “supervisory goodwill” contracts, both Courts have rejected certain of the plaintiffs’ claims for damages, and awarded the plaintiffs only a portion of the damages they sought.  Several other “supervisory goodwill” decisions are currently on appeal to the Court of Appeals for the Federal Circuit.  The Court of Federal Claims has held or is soon to hold trials in several other “supervisory goodwill” cases, and it is expected both that the Court will continue to issue additional decisions on both liability and damages issues and that most, if not all, of the Court’s decisions in these cases will be appealed to the Court of Appeals for the Federal Circuit.

        The TCF Minnesota and TCF Michigan actions involve a variety of different types of transactions, contracts and contract provisions.  There can be no assurance that the U.S. Supreme Court decision in Winstar or liability and damages decisions in other “supervisory goodwill” cases will mean that a similar result would be obtained in the actions filed by TCF Minnesota and TCF Michigan.  There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by either TCF Minnesota or TCF Michigan or, even if a determination favorable to TCF Minnesota or TCF Michigan is made on the issue of the government’s liability, that a measure of damages will be employed that will permit any recovery on TCF Minnesota’s or TCF Michigan’s claim.  Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of TCF Minnesota’s or TCF Michigan’s cases, and investors should not anticipate any recovery.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

TCF’s common stock trades on the New York Stock Exchange under the symbol “TCB.”  The following table sets forth the high and low prices and dividends declared for TCF’s common stock.  The stock prices represent the high and low sale prices for the common stock on the New York Stock Exchange Composite Tape, as reported by The Wall Street Journal.

	High	Low	Dividends Declared
2001:
First Quarter	$44.38	$32.81	$.25
Second Quarter	46.55	34.90	.25
Third Quarter	51.12	39.45	.25
Fourth Quarter	48.25	39.40	.25

2000:
First Quarter	$24.88	$18.00	$.1875
Second Quarter	29.06	22.00	.2125
Third Quarter	37.88	25.75	.2125
Fourth Quarter	45.56	33.81	.2125

As of  January 31, 2002, there were approximately 11,400 record holders of TCF’s common stock.

The Board of Directors of TCF Financial has not adopted a formal dividend policy.  The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF’s common stock as justified by the financial condition of TCF.  The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF’s earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from the TCF Banks), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, the TCF Banks may not declare or pay a dividend to TCF in excess of 100% of their net profits for that year combined with their retained net profits for the preceding two calendar years without prior approval of the OCC.  Restrictions on the ability of the TCF Banks to pay cash dividends or possible diminished earnings of the indirect subsidiaries of TCF Financial may limit the ability of TCF Financial to pay dividends in the future to holders of its common stock.  See “REGULATION — Regulatory Capital Requirements,”  “REGULATION — Restrictions on Distributions” and Note

14 of Notes to Consolidated Financial Statements on pages 59 and 60 of TCF’s 2001 Annual Report, incorporated herein by reference.  Federal income tax rules may also limit dividend payments under certain circumstances.  See “TAXATION,” and Note 13 of Notes to Consolidated Financial Statements on pages 58 and 59 of TCF’s 2001 Annual Report, incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

   The Other Financial Data on page 75 of TCF’s 2001 Annual Report, presenting selected financial data, is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and related notes appearing on pages 44 through 74 of TCF’s 2001 Annual Report, incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Financial Review on pages 22 through 43 of TCF’s 2001 Annual Report, presenting management’s discussion and analysis of TCF’s financial condition and results of operations, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk set forth on pages 40 through 42 of TCF’s 2001 Annual Report are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report and Other Financial Data set forth on pages 44 through 75 of TCF’s 2001 Annual Report are incorporated herein by reference.  See Index to Consolidated Financial Statements on page 19 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of TCF is set forth in the following sections of Item 1 of TCF's definitive proxy statement dated March 28, 2002 and incorporated herein by reference: Election of Directors, Background of the Nominees and Other Directors, Committee Memberships and Attendance by Directors, Business Transactions, Loans or Other Relationships Between TCF Financial and its Directors or Officers, Compensation of Directors, TCF Stock Ownership of Directors, Officers and 5% Owners, Were All Stock Ownership Reports Timely Filed by TCF Insiders?, Background of Executives who are not Directors, Report of Personnel/Shareholder Relations Committee, Summary Compensation Table, Option Grants and Exercises and Benefits for Executives.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of Item 1 of TCF's definitive proxy statement dated March 28, 2002 and incorporated herein by reference: Compensation of Directors, Report of Personnel/Shareholder Relations Committee, Summary Compensation Table, Option Grants and Exercises and Benefits for Executives.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of TCF’s common stock by TCF’s directors, executive officers, and certain other shareholders is set forth in the following sections of Item 1 of TCF's definitive proxy statement dated March 28, 2002 and incorporated herein by reference:  TCF Stock Ownership of Directors, Officers and 5% Owners and Were All Stock Ownership Reports Timely Filed by TCF Insiders?

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between TCF and management is set forth in the following section of Item 1 of TCF's definitive proxy statement dated March 28, 2002 and incorporated herein by reference:  Business Transactions, Loans or Other Relationships Between TCF Financial and its Directors or Officers.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements, Financial Statement Schedules and Exhibits

1.       Financial Statements

See Index to Consolidated Financial Statements on page 19 of this report.

2.       Financial Statement Schedules

All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto or is not applicable.

3.  Exhibits

See Index to Exhibits on page 19 of this report.

           (b)   Reports on Form 8-K

A Current Report on Form 8-K, dated November 5, 2001, was submitted furnishing certain investor presentation materials under Item 9 of Form 8-K.

A Current Report on Form 8-K, dated November 30, 2001, was filed in connection with TCF’s announcement that its Board of Directors had authorized the repurchase of up to 5% of the Company’s outstanding shares through open market or privately negotiated transactions.

A Current Report on Form 8-K, dated January 29, 2002, was submitted furnishing certain investor presentation materials under Item 9 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION
Registrant

By	/s/ WILLIAM A. COOPER
William A. Cooper
Chairman of the Board and
Chief Executive Officer

Dated:  February 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

/s/	WILLIAM A. COOPER	Chairman of the Board, Chief Executive	February 25, 2002
	William A. Cooper	Officer and Director

/s/	THOMAS A. CUSICK	Vice Chairman of the Board, Chief Operating	February 25, 2002
	Thomas A. Cusick	Officer and Director

/s/	LYNN A. NAGORSKE	President and Director	February 25, 2002
Lynn A. Nagorske

/s/	NEIL W. BROWN	Executive Vice President, Chief Financial	February 25, 2002
	Neil W. Brown	Officer and Treasurer
(Principal Financial Officer)

/s/	DAVID M. STAUTZ	Senior Vice President, Controller	February 25, 2002
	David M. Stautz	and Assistant Treasurer
(Principal Accounting Officer)

/s/	WILLIAM F. BIEBER	Director	February 25, 2002
William F. Bieber

/s/	RODNEY P. BURWELL	Director	February 25, 2002
Rodney P. Burwell

/s/	JOHN M. EGGEMEYER III	Director	February 25, 2002
John M. Eggemeyer III

/s/	ROBERT E. EVANS	Director	February 25, 2002
Robert E. Evans

/s/	LUELLA G. GOLDBERG	Director	February 25, 2002
Luella G. Goldberg

/s/	GEORGE G. JOHNSON	Director	February 25, 2002
George G. Johnson

/s/	THOMAS J. McGOUGH	Director	February 25, 2002
Thomas J. McGough

/s/	RICHARD F.McNAMARA	Director	February 25, 2002
Richard F. McNamara

/s/	GERALD A. SCHWALBACH	Director	February 25, 2002
Gerald A. Schwalbach

/s/	RALPH STRANGIS	Director	February 25, 2002
Ralph Strangis

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following consolidated financial statements of TCF and its subsidiaries, included in TCF’s 2001 Annual Report, are incorporated herein by reference in this report:

Page
in 2001
Description	Annual Report

Independent Auditors’ Report	74

Consolidated Statements of Financial Condition at
December 31, 2001 and 2000	44

Consolidated Statements of Income for each of
the years in the three-year period ended
December 31, 2001	45

Consolidated Statements of Stockholders’ Equity
for each of the years in the three-year period
ended December 31, 2001	46

Consolidated Statements of Cash Flows for each of
the years in the three-year period ended
December 31, 2001	48

Notes to Consolidated Financial Statements	49

Other Financial Data	75

     INDEX TO EXHIBITS

Exhibit No.	Description

Page

No.
3(a)

Restated Certificate of Incorporation of TCF Financial Corporation, as amended and restated through April 29, 1998 [incorporated by reference to Exhibit 3(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, No. 001-10253]

3(b)

Restated Bylaws of TCF Financial Corporation, as amended and restated through October 25, 1999; and as amended by amendment adopted April 28, 2000 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, No. 001-10253]; and as amended by amendment adopted January 22, 2001 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]

4(a)

Rights Agreement, dated as of May 12, 1999, between TCF Financial Corporation and BankBoston, N.A. [incorporated by reference to Exhibit 1 to TCF Financial Corporation’s Registration Statement on Form 8-A, No. 001-10253 (filed May 24, 1999)]

Exhibit No.	Description

Page

No.
4(b)

Indenture dated July 1, 1996 relating to 9.50% Senior Notes due 2003 between Winthrop Resources Corporation (“Winthrop”) and Norwest Bank Minnesota, National Association, as Trustee [incorporated by reference to Exhibit 4.5 to Winthrop’s Registration Statement on Form S-2, File No. 333-04539 (filed May 24, 1996)]; as amended by First Supplemental Indenture dated as of June 20, 1997 by and among Winthrop, TCF Financial Corporation and Norwest Bank Minnesota, National Association, as Trustee [incorporated by reference to Exhibit 4(d) to TCF Financial Corporation’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-25905 (filed May 21, 1997)]

4(c)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(a)

Stock Option and Incentive Plan of TCF Financial Corporation, as amended [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Registration Statement on Form S-4, No. 33-14203 (filed May 12, 1987)]; Second Amendment, Third Amendment and Fourth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, No. 0-16431]; Fifth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 001-10253]; amendment dated January 21, 1991 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 001-10253]; and as further amended by amendment dated January 28, 1992 and amendment dated March 23, 1992 (effective April 15, 1992) [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, No. 001-10253]

10(b)#

TCF Financial 1995 Incentive Stock Program, as amended October 1, 1995 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; as amended October 22, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended on January 24, 2000 and approved by shareholders of TCF Financial Corporation at the Annual Meeting on May 10, 2000 [incorporated by reference from TCF Financial Corporation’s Proxy Statement filed March 31, 2000]; as further amended on January 22, 2001 [incorporated by reference to Exhibit 10(b) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, No. 001-10253]; and as further amended by amendment adopted October 22, 2001

10(c)#

Amended and Restated TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated effective as of January 1, 2000 [incorporated by reference to Exhibit 10(c) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, No. 001-10253]; as amended by amendment adopted April 30, 2001 (incorporated by reference to Exhibit 10(c) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendment adopted October 22, 2001

Exhibit No.	Description

Page

No.
10(d)

Amended and Restated Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]

10(e)*

Employment Agreement of William A. Cooper, dated July 1, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter  ended June 30, 1996, No. 001-10253]; as amended March 1, 1997 [incorporated by reference to Exhibit 10(e) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]

10(f)*

Change in Control Agreement of William A. Cooper, dated July 1, 1996 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, No. 001-10253]

10(g)*

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

Severance Agreement of William E. Dove, dated August 22, 1988 [incorporated by reference to Exhibit 19(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, No. 0-16431]; amendment thereto dated December 4, 1990 [incorporated by reference to Exhibit 10(g) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 001-10253]; and amendment thereto dated October 24, 1995 [incorporated by reference to Exhibit 10(g) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]

10(i)*

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

Exhibit No.	Description

Page

No.
10(j)#

Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended effective September 30, 1998 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended by amendment adopted January 24, 2000 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; as further amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253] and as further amended by amendment adopted October 22, 2001

10(k)

Trust Agreement for TCF Financial Corporation Supplemental Employee Retirement Plan, dated August 21, 1991 [incorporated by reference to Exhibit 10.16 to TCF Financial Corporation’s Registration Statement on Form S-2, filed November 15, 1991, No. 33-43988]; as amended on October 20, 1997 [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(k) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]

10(l)#

TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated effective as of January 1, 2000 [incorporated by reference to Exhibit 10(n) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253] and as further amended by amendment adopted October 22, 2001

10(m)

Amended and Restated Trust Agreement for TCF Financial Corporation Senior Officer Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]

10(n)

Directors Stock Program [incorporated by reference to Program filed with registrant’s definitive proxy statement dated March 22, 1996, No. 001-10253]; amendment adopted June 20, 1998 [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]

Exhibit No.	Description

Page

No.
10(o)

Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant’s definitive proxy statement dated March 16, 1994, No. 001-10253]; and 1995 Plan Acknowledgment [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1996 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1997 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; and 1998 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; 1999 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(r) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and 2000 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; and 2001 Management Incentive Plan - Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001, No. 001-10253]

10(p)

1996 Performance-Based Incentive Policy [incorporated by reference to Policy filed with registrant’s definitive proxy statement dated March 22, 1996, No. 001-10253]; Incentive Compensation 1997 Plan [incorporated by reference to Plan filed with registrant’s definitive proxy statement dated March 17, 1997, No. 001-10253]; 1999 Performance-Based Incentive Policy (approved by shareholders at the Annual Meeting on May 11, 1999) [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and as amended by amendment adopted January 24, 2000 and approved by shareholders of TCF Financial Corporation at its Annual Meeting on May 10, 2000 [incorporated by reference from TCF Financial Corporation’s Proxy Statement filed March 31, 2000]

10(q)

Supplemental Pension Agreement with Robert E. Evans, dated July 9, 1991 [incorporated by reference to Exhibit 10.22 to TCF Financial Corporation’s Registration Statement on Form S-4, No. 33-57290 (filed January 22, 1993)]

10(r)#

TCF Directors Deferred Compensation Plan [incorporated by reference to Plan filed with registrant’s definitive proxy statement dated March 15, 1995, No. 001-10253]; as amended October 22, 1996 [incorporated by reference to Exhibit 10(x) to TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, No. 001-10253]; amendment adopted effective September 30, 1998 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as further amended by amendment adopted October 10, 2001

10(s)#

Trust Agreement for TCF Directors Deferred Compensation Plan; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as further amended by amendment adopted October 10, 2001

Exhibit No.	Description

Page

No.
10(t)

TCF Directors Retirement Plan dated October 24, 1995 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]

10(u)*

Employment Agreement of David Mackiewich dated September 5, 1997 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended on August 18, 1998 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and as further amended on March 31, 1999 [incorporated by reference to Exhibit 10(w) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, No. 001-10253]

13#	TCF Financial Corporation 2001 Annual Report (portions incorporated by reference)

21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2001)

23#	Consent of KPMG LLP dated March 6, 2002

*	Executive Contract

#	Filed herein