Form 10-Q
period 2002-03-31
TCF FINANCIAL CORP
filed 2002-05-14
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2002

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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common Stock, $.01 par value	75,701,047 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL STATEMENTS

ITEM 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At March 31, 2002	At December 31, 2001

ASSETS

Cash and due from banks	$341,622	$386,700
Investments	153,966	155,942
Securities available for sale	1,556,798	1,584,661
Loans held for sale	416,413	451,609
Loans and leases:
Consumer	2,565,920	2,509,333
Commercial real estate	1,721,038	1,622,461
Commercial business	438,697	422,381
Leasing and equipment finance	967,675	956,737
Subtotal	5,693,330	5,510,912
Residential real estate	2,458,431	2,733,290
Total loans and leases	8,151,761	8,244,202
Allowance for loan and lease losses	(75,456)	(75,028)
Net loans and leases	8,076,305	8,169,174
Premises and equipment, net	224,159	215,237
Goodwill	145,462	145,462
Deposit base intangibles	8,826	9,244
Other assets	247,032	240,686
	$11,170,583	$11,358,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Checking	$2,675,060	$2,536,865
Savings	1,486,089	1,290,816
Money market	947,345	951,033
Subtotal	5,108,494	4,778,714
Certificates	2,185,478	2,320,244
Total deposits	7,293,972	7,098,958
Short-term borrowings	324,575	719,859
Long-term borrowings	2,286,137	2,303,166
Total borrowings	2,610,712	3,023,025
Accrued expenses and other liabilities	344,052	319,699
Total liabilities	10,248,736	10,441,682
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,657,300 and 92,719,544 shares issued	927	927
Additional paid-in capital	520,199	520,940
Retained earnings, subject to certain restrictions	999,980	965,454
Accumulated other comprehensive income (loss)	(1,871)	6,229
Treasury stock at cost, 16,183,703 and 15,787,716 shares, and other	(597,388)	(576,517)
Total stockholders’ equity	921,847	917,033
	$11,170,583	$11,358,715

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended March 31,

	2002	2001
Interest income:
Loans and leases	$151,751	$180,268
Securities available for sale	24,591	25,001
Loans held for sale	6,320	4,996
Investments	1,709	2,296
Total interest income	184,371	212,561
Interest expense:
Deposits	24,500	50,357
Borrowings	35,347	48,413
Total interest expense	59,847	98,770
Net interest income	124,524	113,791
Provision for credit losses	9,154	2,425
Net interest income after provision for credit losses	115,370	111,366
Non-interest income:
Fees and service charges	47,243	43,451
Electronic funds transfer revenues	21,209	19,438
Leasing and equipment finance	14,796	8,220
Mortgage banking	3,658	2,519
Investments and insurance	3,221	2,735
Other	4,797	4,378
Fees and other revenues	94,924	80,741
Gains on sales of branches	1,962	3,316
Gains on sales of securities available for sale	6,044	—
Other non-interest income	8,006	3,316
Total non-interest income	102,930	84,057
Non-interest expense:
Compensation and employee benefits	72,346	62,764
Occupancy and equipment	20,262	19,591
Advertising and promotions	5,330	5,268
Amortization of goodwill	—	1,944
Other	33,359	28,389
Total non-interest expense	131,297	117,956
Income before income tax expense	87,003	77,467
Income tax expense	30,686	29,244
Net income	$56,317	$48,223

Net income per common share:
Basic	$.75	$.62
Diluted	$.75	$.62

Dividends declared per common share	$.2875	$.25

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,

	2002	2001
Cash flows from operating activities:
Net income	$56,317	$48,223
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	10,484	8,369
Amortization of goodwill	—	1,944
Amortization of other intangibles	418	485
Provision for credit losses	9,154	2,425
Proceeds from sales of loans held for sale	633,339	282,891
Principal collected on loans held for sale	5,080	3,799
Originations and purchases of loans held for sale	(601,148)	(421,073)
Net decrease in other assets and accrued expenses and other liabilities	31,736	22,257
Gains on sales of assets	(8,408)	(3,530)
Other, net	(3,893)	254

Total adjustments	76,762	(102,179)

Net cash provided (used) by operating activities	133,079	(53,956)

Cash flows from investing activities:
Principal collected on loans and leases	781,763	660,820
Originations and purchases of loans	(630,530)	(480,667)
Purchases of equipment for lease financing	(106,827)	(119,536)
Proceeds from sales of securities available for sale	270,520	—
Proceeds from maturities of and principal collected on securities available for sale	152,847	41,761
Purchases of securities available for sale	(401,967)	(549,872)
Net increase in federal funds sold	—	(81,000)
Net (increase) decrease in Federal Home Loan Bank stock	2,369	(26,337)
Sales of deposits, net of cash paid	(15,206)	(26,958)
Other, net	(12,098)	(5,626)

Net cash provided (used) by investing activities	40,871	(587,415)

Cash flows from financing activities:
Net increase in deposits	212,126	169,040
Net increase (decrease) in short-term borrowings	(395,284)	348,224
Proceeds from long-term borrowings	7,351	519,187
Payments on long-term borrowings	(3,133)	(356,965)
Purchases of common stock	(23,771)	(57,431)
Dividends on common stock	(21,791)	(19,682)
Other, net	5,474	3,093

Net cash provided (used) by financing activities	(219,028)	605,466

Net decrease in cash and due from banks	(45,078)	(35,905)
Cash and due from banks at beginning of period	386,700	392,007
Cash and due from banks at end of period	$341,622	$356,102

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$58,763	$101,493
Income taxes	$26	$3,989
Transfer of loans and leases to other assets	$18,729	$5,815

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other

							Total
Balance, December 31, 2000	92,755,659	$928	$508,682	$835,605	$(9,868)	$(425,127)	$910,220
Comprehensive income:
Net income	—	—	—	48,223	—	—	48,223
Other comprehensive income	—	—	—	—	10,435	—	10,435
Comprehensive income	—	—	—	48,223	10,435	—	58,658
Dividends on common stock	—	—	—	(19,682)	—	—	(19,682)
Repurchase of 1,562,400 shares	—	—	—	—	—	(57,431)	(57,431)
Issuance of 145,500 shares	—	—	1,626	—	—	(1,626)	—
Cancellation of shares	(19,533)	(1)	(853)	—	—	90	(764)
Amortization of deferred compensation	—	—	—	—	—	2,705	2,705
Exercise of stock options, 19,500 shares	—	—	882	—	—	522	1,404
Shares held in trust for deferred compensation plans	—	—	100	—	—	(100)	—
Purchase of TCF stock to fund the Employees Stock Purchase Plan, net	—	—	(25)	—	—	(822)	(847)
Loan payments by deferred compensation plans	—	—	—	—	—	803	803
Balance, March 31, 2001	92,736,126	$927	$510,412	$864,146	$567	$(480,986)	$895,066

Balance, December 31, 2001	92,719,544	$927	$520,940	$965,454	$6,229	$(576,517)	$917,033
Comprehensive income (loss):
Net income	—	—	—	56,317	—	—	56,317
Other comprehensive loss	—	—	—	—	(8,100)	—	(8,100)
Comprehensive income (loss)	—	—	—	56,317	(8,100)	—	48,217
Dividends on common stock	—	—	—	(21,791)	—	—	(21,791)
Repurchase of 478,797 shares	—	—	—	—	—	(23,771)	(23,771)
Issuance of 43,550 shares	—	—	882	—	—	(882)	—
Cancellation of shares	(62,244)	—	(2,848)	—	—	184	(2,664)
Amortization of deferred compensation	—	—	—	—	—	1,324	1,324
Exercise of stock options, 39,260 shares	—	—	1,787	—	—	1,161	2,948
Shares held in trust for deferred compensation plans	—	—	(562)	—	—	562	—
Loan payments by deferred compensation plans	—	—	—	—	—	551	551
Balance, March 31, 2002	92,657,300	$927	$520,199	$999,980	$(1,871)	$(597,388)	$921,847

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with the generally accepted accounting principles.  The material in this Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and for the year then ended.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For consolidated statements of cash flow purposes, cash and cash equivalents include cash and due from banks.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)          Net Income and Goodwill Amortization

On January 1, 2002, TCF adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  The following table reconciles prior period net income to an adjusted basis, which excludes goodwill amortization, for comparison purposes:

	Three Months Ended March 31,

(In thousands, except per-share data)	2002	2001

Reported net income	$56,317	$48,223

Add back: Amortization of goodwill, net of applicable income taxes	—	1,900
Adjusted net income	$56,317	$50,123

Net income per common share:
Basic
Reported net income	$.75	$.62
Amortization of goodwill, net of applicable income taxes	—	.03
Adjusted net income	$.75	$.65

Diluted
Reported net income	$.75	$.62
Amortization of goodwill, net of applicable income taxes	—	.02
Adjusted net income	$.75	$.64

(3)          Investments and Securities Available for Sale

Total investments and securities available for sale consist of the following (in thousands).  The amortized cost of investments approximate their fair values.

	At March 31, 2002		At December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investments
Federal Home Loan Bank stock, at cost	$129,116	$129,116	$131,181	$131,181
Federal Reserve Bank stock, at cost	23,938	23,938	23,847	23,847
Interest-bearing deposits with banks	912	912	914	914
Total investments	153,966	153,966	155,942	155,942

Securities Available for Sale
Mortgage-backed securities:
Federal agencies	1,535,240	1,533,158	1,547,374	1,558,086
Private issuer and collateralized mortgage obligations	23,392	22,524	26,828	25,925
U.S. Government and other marketable securities	1,100	1,116	650	650
Total securities available for sale	1,559,732	1,556,798	1,574,852	1,584,661
Total investments and securities available for sale	$1,713,698	$1,710,764	$1,730,794	$1,740,603

(4)          Intangible Assets and Goodwill

Intangible assets and goodwill as of March 31, 2002 are summarized as follows:

	As of March 31, 2002
	Gross Carrying Amount	Accumulated Amortization
(In thousands)

Amortizable intangible assets:
Mortgage servicing rights	$84,001	$(21,230)
Deposit base intangibles	21,180	(12,354)
Total	$105,181	$(33,584)

Unamortizable intangible assets:
Goodwill included in Banking Segment	$145,462

Amortization expense for intangible assets was $4.3 million for the quarter ended March 31, 2002.  The following table shows the estimated future amortization expense for amortized intangible assets.  The projections of amortization expense are based on existing asset balances and the existing interest rate environment as of March 31, 2002.  What the Company actually experiences in amortization expense in any given period may be significantly different depending upon changes in mortgage interest rates and market conditions.

	Mortgage Servicing Rights	Deposit Base Intangibles
(In thousands)			Total
Estimated Amortization Expense:

For the remaining nine months ending December 31, 2002	$11,718	$1,254	$12,972

For the year ended December 31, 2003	12,314	1,666	13,980
For the year ended December 31, 2004	9,852	1,662	11,514
For the year ended December 31, 2005	7,881	1,659	9,540
For the year ended December 31, 2006	6,305	1,630	7,935
For the year ended December 31, 2007	5,044	913	5,957

Management finalized its impairment testing as required under SFAS No. 142 and concluded that goodwill was not impaired as of January 1, 2002.

The activity in mortgage servicing rights, net of valuation allowance, is summarized as follows:

	Three Months Ended March 31,

(In thousands)	2002	2001

Balance at beginning of period, net	$58,261	$40,086
Purchases and originations	8,435	6,163
Amortization	(3,925)	(2,104)
Valuation adjustments	—	(400)
Balance at end of period, net	$62,771	$43,745

The valuation allowance for mortgage servicing rights is summarized as follows:

	Three Months Ended March 31,

(In thousands)	2002	2001

Balance at beginning of period	$5,346	$946
Provision	—	400
Charge-offs	(1,000)	—
Balance at end of period	$4,346	$1,346

The estimated fair value of mortgage servicing rights included in the Consolidated Statements of Financial Condition at March 31, 2002 was approximately $71.2 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates commensurate with the risks involved.  Assumptions regarding prepayments, defaults and interest rates are determined using available market information.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  During the first quarter of 2002, this evaluation resulted in the recognition of a $1 million permanent impairment in valuation which, in accordance with generally accepted accounting principles, was charged to the valuation allowance.

(5)          Stockholders’ Equity

Treasury stock and other consists of the following:

	At March 31, 2002	At December 31, 2001

(In thousands)

Treasury stock, at cost	$(484,705)	$(463,394)
Shares held in trust for deferred compensation plans, at cost	(71,090)	(71,652)
Unamortized deferred compensation	(32,361)	(31,688)
Loans to deferred compensation plans	(9,232)	(9,783)
	$(597,388)	$(576,517)

TCF purchased 478,797 and 1.6 million shares of its common stock during the first quarter of 2002 and 2001, respectively.  At March 31, 2002, TCF has 6.2 million shares remaining in its stock repurchase programs authorized by the Board of Directors.  In March 2002, TCF terminated, at no cost, its forward share repurchase contract with a third party entered into in June 2000.

The following table sets forth TCF’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

	At March 31, 2002		At December 31, 2001

Tier 1 leverage capital	$771,800	6.92%	$758,728	6.62%
Tier 1 leverage capital requirement	334,607	3.00	343,996	3.00
Excess	$437,193	3.92%	$414,732	3.62%

Tier 1 risk-based capital	$771,800	10.42%	$758,728	10.24%
Tier 1 risk-based capital requirement	296,155	4.00	296,260	4.00
Excess	$475,645	6.42%	$462,468	6.24%

Total risk-based capital	$847,348	11.44%	$833,821	11.26%
Total risk-based capital requirement	592,309	8.00	592,520	8.00
Excess	$255,039	3.44%	$241,301	3.26%

At March 31, 2002, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(6)          Derivative Instruments and Hedging Activities

All derivative instruments as defined, including derivatives embedded in other financial instruments or contracts are recognized as either assets or liabilities in the consolidated statement of financial condition at fair value.  Changes in the fair value of a derivative are recorded in the consolidated statement of income.  A derivative may be designated as a hedge of an exposure to changes in fair value of an asset, liability or firm commitment or as a hedge of cash flows of forecasted transactions.  The accounting for derivatives that are used as hedges is dependent on the type of hedge and requires that a hedge be highly effective in offsetting changes in the hedged risk.

TCF’s pipeline of locked residential mortgage loan commitments are considered derivatives and are recorded at fair value, with the changes in fair value recognized in gains on the sale of loans held for sale in the consolidated statement of income.  TCF economically hedges its risk of changes in the fair value of locked residential mortgage loan commitments due to changes in interest rates through the use of forward sales contracts.  Forward sales contracts require TCF to deliver qualifying residential mortgage loans or pools of loans at a specified future date at a specified price or yield.  Such forward sales contracts hedging the pipeline of locked residential mortgage loan commitments are derivatives and are recorded at fair value, with changes in fair value recognized in gains on sales of loans held for sale.  TCF also utilizes forward sales contracts to hedge its risk of changes in the fair value of its residential loans held for sale. The forward sales contracts hedging the residential loans held for sale are recorded at fair value, with changes in fair value recognized in gains on sales of loans held for sale as is the offsetting change in the fair value of hedged loans.  During the first quarter of 2002, the ineffectiveness of the fair value hedges was not material.  Forward mortgage loan sales commitments totaled $467.3 million at March 31, 2002 and $490.9 million at December 31, 2001.

(7)          Business Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

		Leasing and Equipment Finance	Mortgage Banking		Eliminations and Reclassifications

(In thousands)	Banking			Other		Consolidated
At or For the Three Months Ended March 31, 2002

Revenues from external customers:
Interest income	$158,407	21,943	4,021	—	—	$184,371
Non-interest income	83,774	14,975	3,658	523	—	102,930
Total	$242,181	36,918	7,679	523	—	$287,301

Net interest income	$108,689	10,464	5,073	(12)	310	$124,524
Provision for credit losses	5,305	3,849	—	—	—	9,154
Non-interest income	83,774	14,975	3,968	23,706	(23,493)	102,930
Non-interest expense	114,497	9,786	6,274	23,923	(23,183)	131,297
Income tax expense	25,706	4,336	995	(351)	—	30,686
Net income	$46,955	7,468	1,772	122	—	$56,317

Total assets	$10,799,526	996,770	307,459	76,331	(1,009,503)	$11,170,583

At or For the Three Months Ended March 31, 2001

Revenues from external customers:
Interest income	$187,550	23,010	1,911	90	—	$212,561
Non-interest income	73,297	8,220	2,519	21	—	84,057
Total	$260,847	31,230	4,430	111	—	$296,618

Net interest income	$99,965	10,198	1,951	281	1,396	$113,791
Provision for credit losses	612	1,813	—	—	—	2,425
Non-interest income	73,297	8,220	3,915	23,065	(24,440)	84,057
Amortization of goodwill	1,837	107	—	—	—	1,944
Other non-interest expense	102,709	9,177	4,172	22,998	(23,044)	116,012
Income tax expense	25,727	2,766	643	108	—	29,244
Net income	$42,377	4,555	1,051	240	—	$48,223

Total assets	$11,441,057	915,619	252,938	70,293	(834,783)	$11,845,124

(8)          Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended March 31,

(Dollars in thousands, except per-share data)	2002	2001

Basic Earnings Per Common Share

Net income	$56,317	$48,223

Weighted average shares outstanding	76,599,330	79,548,591
Unvested restricted stock grants	(1,646,114)	(2,375,009)
Weighted average common shares outstanding for basic earnings per common share	74,953,216	77,173,582

Basic earnings per common share	$.75	$.62

Diluted Earnings Per Common Share

Net income	$56,317	$48,223

Weighted average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted average common shares outstanding used in basic earnings per common share calculation	74,953,216	77,173,582
Net dilutive effect of:
Stock option plans	144,577	146,293
Restricted stock plans	216,201	827,444
	75,313,994	78,147,319

Diluted earnings per common share	$.75	$.62

(9)          Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale.  The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
(In thousands)	2002	2001
Net income	$56,317	$48,223

Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) arising during the period on securities available for sale	(6,699)	16,515

Reclassification adjustment for gains included in net income	(6,044)	—

Income tax expense (benefit)	(4,643)	6,080

Total other comprehensive income (loss), net of tax	(8,100)	10,435

Comprehensive income	$48,217	$58,658

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. –  Management’s Discussion and Analysis of Financial

Condition and Results of Operations

CORPORATE PROFILE

TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado.  The Company has 376 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana.  Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

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

TCF’s core businesses are comprised of mature traditional bank branches, EXPRESS TELLER ATMs, and commercial, consumer and mortgage lending.  TCF emphasizes the “Totally Free” checking account as its anchor account, which provides opportunities to cross sell other convenience products and services and generate additional fee income.  TCF’s strategy is to originate high credit quality, primarily secured loans and earn profits through lower interest-cost deposits.  Commercial loans are generally made on local properties or to local customers, and are virtually all secured.  TCF’s largest core lending business is its consumer home equity loan portfolio, comprised of fixed- and variable-rate closed-end loans and lines of credit.

TCF’s emerging businesses and products are comprised of supermarket bank branches, including supermarket consumer lending, leasing and equipment finance, VISA® debit cards, and Internet and college campus banking.  TCF’s most significant de novo strategy has been its supermarket branch expansion.  The Company opened its first supermarket branch in 1988, and now has 236 supermarket branches, with $1.4 billion in deposits.  TCF has the nation’s fourth largest supermarket branch network.  See “Consolidated Financial Condition Analysis – Deposits.”  TCF entered the leasing business through its 1997 acquisition of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases computers and other business-essential equipment to companies nationwide.  The Company expanded its leasing operations in September 1999 through TCF Leasing, Inc. (“TCF Leasing”), a de novo general equipment leasing business to serve the general middle-market equipment, lease discounting and syndication sectors.  See “Consolidated Financial Condition Analysis – Loans and Leases.” The Company’s VISA debit card program has also grown significantly since its inception in 1996.  According to a December 31, 2001 statistical report issued by VISA, TCF is the 12th largest VISA debit card issuer in the United States, with over 1.2 million cards outstanding and the 11th largest based on sales volume.

TCF’s strategic initiatives are businesses that complement the Company’s core and emerging businesses.  TCF’s new products have been significant contributors to the growth in fees and other revenues generated by checking accounts and loan products.  Currently, TCF’s strategic initiatives include continued investment in de novo branch expansion, new loan and deposit products, including card products designed to provide additional convenience to deposit and loan customers and to further leverage its EXPRESS TELLER ATM network.  In June 2001, the Company launched its discount brokerage, TCF Express Trade, Inc.  The Company is also planning to launch additional insurance and investment products in 2002.

TCF does not have any unconsolidated subsidiaries, partnerships, special purpose entities or other forms of off-balance-sheet borrowings.  The Company does not use interest rate contracts, such as swaps, caps and floors, or other derivatives to manage interest rate risk.  TCF has no trust preferred or other quasi-equity instruments.  The Company does not do “pro forma earnings,” securitization or gain on sale accounting.  TCF does not have foreign loans or other foreign exposures and has not purchased any bank owned life insurance (BOLI).  The Company has used stock options as a form of employee compensation only to a limited extent, and the amount of stock options outstanding as a percentage of total shares outstanding is less than .5%.

RESULTS OF OPERATIONS

TCF reported diluted earnings per common share of 75 cents for the first quarter of 2002, compared with 62 cents, for the first quarter of 2001.  Net income was $56.3 million for the first quarter 2002, compared with $48.2 million for the same 2001 period.  For the first quarter of 2002, return on average assets was 2.01% and return on average realized common equity was 24.86% compared with 1.71% and 21.47%, respectively, for the same period in 2001.  In 2002, new accounting rules under generally accepted accounting principles (“GAAP”) eliminated the amortization of goodwill.  Goodwill amortization reduced net income in the first quarter of 2001 by $1.9 million or 2 cents per common share.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial lending, consumer lending, residential lending and treasury services, reported net income of $47 million for the first quarter of 2002, up 10.8% from $42.4 million for the same 2001 period.  Net interest income for the first quarter 2002 was $108.7 million, compared with $100 million for the same 2001 period. The provision for credit losses totaled $5.3 million for the first quarter of 2002, up from $612,000 for the same 2001 period.  The increase in provision for credit losses is primarily a result of increased net charge-offs and growth in the loan portfolio.  Non-interest income (excluding gains on sales of branches and securities available for sale) totaled $75.8 million for the first quarter of 2002, up 8.3% from $70 million for the same 2001 period.  This improvement was primarily due to increased fees and service charges and electronic funds transfer revenues, reflecting TCF’s expanded retail banking operations and customer base.  Non-interest expense (excluding amortization of goodwill) totaled $114.5 million for the first quarter of 2002, up 11.5% from $102.7 million for the same 2001 period.  The increase was primarily due to the costs associated with TCF’s continued retail banking expansion, and the addition of lenders and sales representatives in the banking operations.

TCF has significantly expanded its retail banking franchise in recent periods and had 376 retail banking branches at March 31, 2002.   Since January 1, 1998, TCF has opened 197 new branches, of which 180 were supermarket branches.   During the first quarter of 2002, TCF continued expanding its retail banking franchise by opening 4 new supermarket branches.  For the remainder of 2002, TCF anticipates opening approximately 25 more branches (including approximately 10 more supermarket branches).

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly owned subsidiaries Winthrop and TCF Leasing, provides a broad range of comprehensive lease and equipment finance products.  This operating segment reported net income of $7.5 million for the first quarter 2002, up 64% from $4.6 million, for the same 2001 period.  Net interest income for the first quarter of 2002 was $10.5 million, up 2.6% from $10.2 million for the same 2001 period.  Leasing and equipment finance’s provision for credit losses totaled $3.8 million for the first quarter of 2002, up from $1.8 million for the same 2001 period, primarily as a result of increased delinquencies and net charge-offs coupled with growth in the portfolio.  Non-interest income totaled $15 million for the first quarter of 2002, up 82.2% from $8.2 million for the same 2001 period due to high levels of sales-type lease transactions during the first quarter of 2002.  The volume of these transactions and resulting revenues fluctuate from period to period based upon customer-driven factors not within the control of TCF.  Non-interest expense (excluding amortization of goodwill) totaled $9.8 million for the first quarter of 2002, up 6.6% from $9.2 million for the same 2001 period, primarily as a result of the growth experienced in TCF Leasing.

MORTGAGE BANKING activities include the origination and purchase of residential mortgage loans, generally for sale to third parties with servicing retained.   This operating segment reported net income of $1.8 million for the first quarter of 2002, compared with $1.1 million for the same 2001 period.  Non-interest income totaled $4 million for the first quarter of 2002, up slightly from $3.9 million for the same 2001 period.  TCF is experiencing a decrease in refinance transactions, consistent with industry trends, which is reflected in the decrease in mortgage applications in process (mortgage pipeline) which declined $162.5 million from year-end to $444.2 million at March 31, 2002.  The third-party servicing portfolio was $5 billion at March 31, 2002, with a weighted average coupon on loans of 7.03%, compared with $4.7 billion at December 31, 2001 with a weighted average coupon on loans of 7.13%.  Capitalized mortgage servicing rights totaled $62.8 million or 1.27% of the servicing portfolio at March 31, 2002, compared with $58.3 million or 1.25% at December 31, 2001.  Non-interest expense totaled $6.3 million for the first quarter of 2002, up from $4.2 million for the same 2001 period.  Contributing to the increase in non-interest expense during the first quarter of 2002 were increased expenses resulting from the higher level of loan originations during the quarter.

Consolidated Net Interest Income

Net interest income for the first quarter of 2002 was $124.5 million, compared with $113.8 million for the first quarter of 2001 and $125.7 million for the 2001 fourth quarter.  The net interest margin for the first quarter 2002 was 4.83%, compared with 4.35% for the same 2001 period and 4.74% for the fourth quarter of 2001.  TCF’s first quarter 2002 net interest income increased $10.7 million over the comparable 2001 period, $9.7 million due to volume changes and $1 million due to rate changes.  The increase in net interest income and net interest margin during the first quarter of 2002 is primarily due to a $778.2 million, or 19%, growth in average low-cost deposits (checking, savings and money market) coupled with a $672.1 million, or 14%, growth in average higher-yielding loans and leases (commercial, consumer and leasing and equipment finance).  Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  Achieving net interest margin growth is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits. Competition for checking, savings and money market deposits, important sources of lower cost funds for TCF, is intense.  TCF may also experience compression in its net interest margin if the rates paid on deposits increase or as a result of new pricing strategies and lower rates offered on loan products in order to respond to competitive conditions.  See “Market Risk – Interest-Rate Risk” and “Consolidated Financial Condition Analysis – Deposits.”

The following rate/volume analysis details increases (decreases) in net interest income resulting from interest rate and volume changes during the first quarter of 2002 as compared with the same period last year.  Changes attributable to changes in the mix of interest-bearing assets and of interest-bearing liabilities have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2002 Versus Same Period in 2001

(In thousands)	Increase (Decrease) Due to
	Volume	Rate	Total
Investments	$158	$(745)	$(587)
Securities available for sale	19	(429)	(410)
Loans held for sale	2,346	(1,022)	1,324
Loans and leases:
Consumer	6,203	(10,812)	(4,609)
Commercial real estate	5,427	(5,357)	70
Commercial business	579	(3,426)	(2,847)
Leasing and equipment finance	2,030	(3,097)	(1,067)
Subtotal	14,239	(22,692)	(8,453)
Residential real estate	(17,052)	(3,012)	(20,064)
Total loans and leases	(2,813)	(25,704)	(28,517)
Total interest income	(290)	(27,900)	(28,190)
Deposits:
Checking	158	(895)	(737)
Savings	575	(637)	(62)
Money market	669	(5,004)	(4,335)
Subtotal	1,402	(6,536)	(5,134)
Certificates	(6,842)	(13,881)	(20,723)
Total deposits	(5,440)	(20,417)	(25,857)
Borrowings:
Short-term borrowings	(3,789)	(7,399)	(11,188)
Long-term borrowings	(733)	(1,145)	(1,878)
Total borrowings	(4,522)	(8,544)	(13,066)
Total interest expense	(9,962)	(28,961)	(38,923)
Net interest income	$9,672	$1,061	$10,733

Consolidated Provision for Credit Losses

TCF provided $9.2 million for credit losses in the first quarter of 2002, compared with $2.4 million for the same period in 2001.  Net loan and lease charge-offs were $8.7 million, or .43% (annualized) of average loans and leases in the 2002 first quarter, compared with $958,000, or .05% (annualized) of average loans and leases in the 2001 first quarter.  The increases in the provision and net loan and lease charge-offs from the first quarter of 2001, reflect the impact of the growth in the commercial loan and leasing and equipment finance portfolios coupled with increased charge-offs in these portfolios.  Commercial lending net charge-offs were $5 million during the first quarter of 2002, compared with net recoveries of $96,000 for the same period in 2001.  Included in the commercial lending charge-offs for the first quarter of 2002, was $3.6 million related to $7.4 million of loans to a banking customer who is dependent on the transportation industry, which has been severely impacted by the economic slow-down.  Leasing and equipment finance net charge-offs were $2.4 million during the first quarter of 2002, compared with net charge-offs of $656,000 during the first quarter of 2001.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting policy which involves a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The allowance for loan and lease losses totaled $75.5 million at March 31, 2002, compared with $75 million at December 31, 2001.  See “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenues for TCF and an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Excluding gains on sales of branches and securities available for sale, non-interest income increased $14.2 million, or 17.6%, to $94.9 million for the first quarter of 2002, compared with $80.7 million for the same period in 2001.  Contributing to the increase during the first quarter of 2002, were exceptionally high levels of leasing and equipment finance revenues coupled with increased fee and service charges and electronic funds transfer revenues, reflecting TCF’s expanded retail banking operations and customer base, offset somewhat by lower service charge income per account as a result of higher average deposit balances per account.

Fees and service charges increased $3.8 million, or 8.7%, to $47.2 million for the first quarter of 2002, compared with $43.5 million for the first quarter of 2001, primarily as a result of expanded retail banking activities.  These increases reflect the impact of the investment in de novo branch expansion and the increase in the number of retail checking accounts.  TCF added over 122,000 checking accounts during the past twelve months including 35,000 in the first quarter of 2002, and now has 1,284,000 accounts at March 31, 2002.

Electronic funds transfer revenues totaled $21.2 million for the first quarter of 2002, representing an increase of 9.1% from $19.4 million for the same 2001 period.  This increase reflects TCF’s efforts to provide banking services through its EXPRESS TELLER ATM network and TCF Express Cards.  Included in electronic funds transfer revenues are Express Card interchange fees of $10.1 million and $8 million for the quarter ended March 31, 2002 and 2001, respectively.  The significant increase in these fees reflects an increase in the distribution of Express Cards, and an increase in utilization resulting from TCF’s phone card promotion which rewards customers with long distance minutes based on usage.  TCF had 1.4 million EXPRESS TELLER ATM cards outstanding at March 31, 2002, of which 1.2 million were Express Cards.  At March 31, 2001, TCF had 1.3 million EXPRESS TELLER ATM cards outstanding of which 1.1 million were Express Cards.  The percentage of customers with Express Cards who were active Express Card users increased to 52.3% during the first quarter of 2002, from 50.3% during the same period in 2001.  The average number of transactions per month on active Express Cards increased to 11.1 during the first quarter of 2002, from 10.1 during the first quarter of 2001.  Also included in electronic funds transfer revenues are ATM revenues of $10.8 million and $10.6 million for the first quarter of 2002 and 2001, respectively.  At March 31, 2002, TCF had 1,163 EXPRESS TELLER ATM’s in its network compared with 1,368 EXPRESS TELLER ATM’s at March 31, 2001.  In the first quarter of 2002, the contracts covering 256 EXPRESS TELLER ATM’s expired and were not renewed.  The expiration of the contracts on these machines did not have a material impact on ATM revenues during the first quarter of 2002.

Leasing and equipment finance revenues totaled $14.8 million for the first quarter of 2002, compared with $8.2 million for the same 2001 period primarily attributable to a $6.6 million increase in sales-type revenues.  During the first quarter of 2002, TCF’s leasing and equipment financing businesses experienced exceptionally high levels of sales-type lease transactions.   The volume of these transactions and resulting revenues fluctuate from period to period based on customer-driven factors not within the control of TCF.

The following table sets forth information about mortgage banking revenues:

	Three Months Ended March 31,

(Dollars in thousands)	2002	2001	$ Change	% Change

Servicing income	$4,646	$3,760	$886	23.6%
Less: Mortgage servicing amortization and impairment	3,925	2,504	1,421	56.7
Net servicing income	721	1,256	(535)	(42.6)
Gains on sales of loans	2,144	594	1,550	N.M.
Other income	793	669	124	18.5
Total mortgage banking	$3,658	$2,519	$1,139	45.2

N.M.  Not meaningful.

Mortgage banking revenue increased $1.1 million or 45.2% and totaled $3.7 million in the first quarter of 2002, compared with $2.5 million for the same 2001 period.  The increase in revenues is attributable to increased loan origination and sale activity, partially offset by increased amortization of mortgage servicing rights due to high levels of actual and assumed prepayments and increased volumes.

As noted above, mortgage banking revenues are impacted by the amount of amortization and impairment of mortgage servicing rights.  The capitalization, amortization and impairment of mortgage servicing rights are critical accounting policies to TCF and are subject to significant estimates.  These estimates are based upon loan types, note rates and prepayment assumptions for the overall portfolio.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayments will increase and result in an acceleration in the amortization of the mortgage servicing rights as the underlying portfolio declines and also may result in impairment valuation charges as the value of the mortgage servicing rights decline.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  Any impairment is recognized through a valuation allowance.  See Note 4 of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes the prepayment speed assumptions used in the determination of the valuation and amortization of mortgage servicing rights as of March 31, 2002:

(Dollars in thousands)

		Prepayment Speed Assumption	Weighted Average Life (in years)
Interest Rate Tranche	Unpaid Balance
0 to 7.00%	$2,844,813	12.0%	7.6
7.01 to 8.00%	1,867,438	17.3	5.3
8.01 to 9.00%	217,580	26.2	3.3
9.01% to higher	21,841	28.2	2.7
	$4,951,672	14.0	6.5

During the first three months of 2002, TCF recognized a gain of $2 million on the sale of one Michigan branch with $17.1 million in deposits compared with a gain of $3.3 million on the sale of one Michigan branch with $30 million in deposits for the same 2001 period.  No additional branch sales are anticipated in 2002.

Gains on sales of securities available for sale totaled $6 million on the sale of $264.5 million of mortgage-backed securities for the first quarter of 2002.  There were no sales of securities available for sale in the first quarter of 2001. During the past four quarters, TCF’s balance sheet strategy has resulted in a $674.5 million, or 6% decrease in total assets.  This included a $683.1 million, or 14%, increase in consumer, commercial and leasing and equipment finance loans and leases offset by a $1.4 billion, or 25%, decrease in securities available for sale and residential mortgage loans.  TCF anticipates total assets will increase throughout the remainder of 2002 resulting from increases in consumer, commercial and leasing and equipment finance loans and leases.  Mortgage-backed securities will increase during the remainder of 2002 to offset the expected reductions in residential mortgage loans.

Consolidated Non-Interest Expense

Non-interest expense totaled $131.3 million for the first quarter of 2002, compared with $118 million for the same 2001 period.  Compensation and employee benefits expense totaled $72.3 million for the 2002 first quarter, compared with $62.8 million for the comparable period in 2001.  The increase was due to costs associated with de novo expansion and the addition of lenders and sales representatives in all businesses.

Other non-interest expense totaled $33.4 million for the first quarter of 2002, reflecting an increase of 17.5% from $28.4 million for the same 2001 period, primarily the result of increased expenses associated with higher levels of activity in mortgage banking and expanded retail banking and leasing operations.

Income Taxes

TCF recorded income tax expense of $30.7 million for the first quarter of 2002, or 35.27% of income before income tax expense, compared with $29.2 million, or 37.75% of income before income tax expense, for the comparable 2001 period.  The lower effective tax rate in 2002 primarily reflects the effect of the change in accounting for goodwill, lower state income taxes and the reduced effect of non-deductible expenses as a percentage of pre-tax net income.

TCF has Real Estate Investment Trust (“REIT”) companies, which acquire, hold and manage mortgage assets and other authorized investments to generate income.  These trusts are wholly owned subsidiaries, which are consolidated with TCF National Bank and TCF National Bank Colorado and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The subsidiaries operate in a manner as to qualify as REITs for federal income tax purposes.  Qualification as a REIT involves application of specific provisions of the Internal Revenue Code.  Two specific provisions are an income test and an asset test.  At least 75% of each REIT’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property.  At March 31, 2002, TCF’s REITs had qualifying income in each REIT of at least 91.51% and qualifying assets in each REIT of at least 95.03%.  If these REIT affiliates fail to meet any of the required provisions for REITs, they will no longer qualify as REITs and the resulting tax consequences would increase TCF’s effective tax rate.

The determination of current and deferred income taxes is a critical accounting policy which is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the differences between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Investments and Securities Available for Sale

During the first quarter of 2002, TCF took advantage of market conditions and sold  $264.5 million of mortgage-backed securities and recognized a $6 million gain on the sale.  There were no sales of securities available for sale during the first three months of 2001.  The Company purchased $402 million and $550 million of mortgage-backed securities during the first quarter of 2002 and 2001, respectively.  As mentioned previously, TCF anticipates purchasing additional mortgage-backed securities during the remainder of 2002 to offset the expected reductions in residential mortgage loans.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

(Dollars in thousands)	At March 31, 2002	At December 31, 2001	Change from December 31, 2001

Consumer:
Home equity	$2,506,590	$2,443,788	2.6%
Other secured	37,557	43,433	(13.5)
Unsecured	21,773	22,112	(1.5)
	2,565,920	2,509,333	2.3
Commercial:
Commercial real estate:
Permanent	1,543,272	1,444,484	6.8
Construction and development	177,766	177,977	(0.1)
	1,721,038	1,622,461	6.1

Commercial business	438,697	422,381	3.9
	2,159,735	2,044,842	5.6

Leasing and equipment finance:
Equipment finance loans	274,793	271,398	1.3
Lease financings:
Direct financing leases	695,346	691,899.5
Sales-type leases	34,227	36,272	(5.6)
Lease residuals	33,919	33,860.2
Unearned income and deferred lease costs	(91,310)	(94,300)	(3.2)
Investment in leveraged leases	20,700	17,608	17.6
	692,882	685,339	1.1
	967,675	956,737	1.1

Total consumer, commercial and leasing and equipment finance	5,693,330	5,510,912	3.3
Residential real estate	2,458,431	2,733,290	(10.1)
	$8,151,761	$8,244,202	(1.1)

Approximately 69% of the home equity loan portfolio at March 31, 2002 consists of closed-end loans, compared with 70% at December 31, 2001.   In addition, 54% of this portfolio carries a variable interest rate, at March 31, 2002, compared with 51% at December 31, 2001.   At March 31, 2002, the weighted average loan-to-value ratio for the home equity loan portfolio was 71%, compared with 72% at December 31, 2001.

As of March 31, 2002, $835.6 million of the variable rate consumer loans were at their interest rate floors.  These loans will remain at their interest rate floor until interest rates rise above the floor rate.  An increase in the TCF base interest rate of 100 basis points would result in the repricing of $339.4 million of variable rate consumer loans currently at their floor.  A 200 basis point increase in the TCF base rate would result in a total of $592.3 million of these loans repricing at their interest rates above their current floor.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At March 31, 2002			At December 31, 2001
	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Portfolio	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Portfolio
Loan-to-Value Ratios (1):
Over 105% (2)	$6,823.3%		12.06%	$10,203.4%		2.69%
Over 100% to 105% (2)	50,870	2.0	1.79	56,375	2.3	1.43
Over 90% to 100%	393,422	15.7	.68	396,333	16.2	.69
Over 80 to 90%	809,270	32.3	.67	802,094	32.8	.64
80% or less	1,246,205	49.7	.49	1,178,783	48.3	.69
Total	$2,506,590	100.0%	.63	$2,443,788	100.0%	.70

(1)               Loan-to-value is based on the loan amount (current outstanding balance on closed-end loans and the total commitmenton lines of credit) plus deferred loan origination costs net of fees and refundable insurance premiums, if any, plus the original amount of senior liens, if any.  Property values represent the most recent appraised value or property tax assessment value known to TCF.

(2)               Amount reflects the outstanding loan balance.  The portion of the loan balance in excess of 100% of the property value is substantially less.

The following table summarizes TCF’s commercial real estate loan portfolio by property type:

(Dollars in thousands)	At March 31, 2002		At December 31, 2001
	Balance	Over 30-Day Delinquency as a Percentage of Portfolio	Balance	Over 30-Day Delinquency as a Percentage of Portfolio
Apartments	$481,800	—%	$431,679.03%
Office buildings	368,341.08		364,357.08
Retail services	221,204	—	217,408	—
Hotel and motels	146,215	—	144,424	—
Warehouse/industrial buildings	184,692.11		159,090	—
Health care facilities	29,238	—	24,698	—
Other	289,548.10		280,805.04
Total	$1,721,038.05		$1,622,461.03

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets.  With a primary focus on secured lending, at March 31, 2002 approximately 98% of TCF’s commercial real estate and commercial business loans are secured either by properties or underlying business assets.  At March 31, 2002 and December 31, 2001, the construction and development portfolio included hotel and motel loans of $34.6 million and $31.5 million, respectively and apartment loans of  $5.4 million and $2.5 million, respectively.  At March 31, 2002, approximately 87% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.

The following table summarizes TCF’s leasing and equipment finance portfolio:

	At March 31, 2002			At December 31, 2001
(Dollars in thousands)	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Portfolio	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Portfolio
Winthrop (1)	$299,939	31.0%	.13%	$307,335	32.1%	.24%
Wholesale (2)	194,169	20.1	.19	204,792	21.4	.28
Middle market	217,581	22.5	1.99	181,826	19.0	2.14
Truck and trailer	133,760	13.8	6.49	144,485	15.1	7.59
Small ticket (3)	101,526	10.5	.61	100,691	10.5	1.17
Leveraged leases	20,700	2.1	—	17,608	1.9	—
Total	$967,675	100.0%	1.45	$956,737	100.0%	1.84

(1)               Winthrop consists primarily of high-tech equipment, computers, telecommunications and point of sale equipment.

(2)               Wholesale includes the discounting and purchase or origination of lease receivables sourced by third party lessors.

(3)             Small ticket includes lease financings to small - and mid-size companies through programs with vendors, manufacturers, distributors and franchise organizations.  Individual contracts generally range from $25,000 to $250,000.

Total loan and lease originations for TCF’s leasing businesses were $102.5 million for the first three months of 2002, compared with $122.4 million for the same 2001 period.  The leasing and equipment finance businesses continued to experience a slowdown in originations in the first quarter of 2002 due to the slowed economy; however, TCF is beginning to see increased origination activity with the backlog of approved transactions increasing to $136.8 million, at March 31, 2002, from $126.1 million at December 31, 2001.  Included in the investment in leverage leases, at March 31, 2002, is $17.8 million related to a 100% equity interest in a Boeing 767 aircraft on lease to Delta Airlines in the United States.  The aircraft is in service, the lessee is current on the lease payments and the lease expires in 2010.  This lease represents TCF’s only material direct exposure to the commercial airline industry.  TCF’s expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments affecting these industries and markets.  TCF’s ability to grow its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there is a lower demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as the decline in equipment values for equipment previously placed in service.  TCF Leasing has originated most of its portfolio during recent periods, and consequently the performance of this portfolio may not be reflective of future results and credit quality.  During 2001, TCF discontinued originations in the truck and trailer segment; and in the first quarter of 2002, completed the shutdown of its truck and trailer segment.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and special procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves estimates and management’s judgement on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio and general economic conditions.  The Company considers the allowance for loan and lease losses of $75.5 million adequate to cover losses inherent in the loan and lease portfolios as of March 31, 2002.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process by TCF, will not require significant increases in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in real estate values may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

A summary of the activity of the allowance for loan and lease losses and selected statistics follows:

	Three Months Ended March 31,
(Dollars in thousands)	2002	2001

Balance at beginning of period	$75,028	$66,669
Provision for credit losses	9,154	2,425
Charge-offs	(9,882)	(2,259)
Recoveries	1,156	1,301
Net (charge-offs) recoveries	(8,726)	(958)
Balance at end of period	$75,456	$68,136

Ratio of annualized net loan and lease charge-offs to average loans and leases outstanding	.43%	.05%

Allowance for loan and lease losses as a percentage of total loans and leases at period end	.93%	.81%

Additional information on the allowance for loan and lease losses follows:

	At or For the Quarter Ended March 31, 2002			At or For the Year Ended December 31, 2001
(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio
Consumer	$8,223	$2,565,920.32%		$8,355	$2,509,333.33%
Commercial real estate	23,921	1,721,038	1.39	24,459	1,622,461	1.51
Commercial business	12,054	438,697	2.75	12,117	422,381	2.87
Leasing and equipment finance	13,147	967,675	1.36	11,774	956,737	1.23
Unallocated	16,139	—	N.A.	16,139	—	N.A.
Subtotal	73,484	5,693,330	1.29	72,844	5,510,912	1.32
Residential real estate	1,972	2,458,431.08		2,184	2,733,290.08
Total	$75,456	$8,151,761.93		$75,028	$8,244,202.91

N.A.  Not applicable.

The allocated allowance balances for TCF’s residential and consumer loan portfolios at March 31, 2002 reflect the Company’s strong credit quality and related low level of net charge-offs for these portfolios.  The increase in the allocated allowance for leasing and equipment finance losses reflects the increase in the percentage of leases that are internally funded and the increase in charge-offs in the leasing and equipment finance portfolio.  The allocated allowances for these portfolios do not reflect any significant changes in estimation methods or assumptions.

The increase in TCF’s allowance for loan and lease losses as a percentage of total loans and leases, at March 31, 2002, reflects the impact of the continued growth in the commercial loan and leasing and equipment finance portfolios coupled with increased charge-offs in these portfolios.  Net loan and lease charge-offs were $8.7 million, or .43% (annualized) of average loans and leases outstanding in the first quarter of 2002, compared with $958,000, or .05% (annualized) of average loans and leases for the same period of 2001 and $5.6 million, or .27% (annualized) of average loans and leases in the fourth quarter of 2001.  Commercial lending net charge-offs were $5 million during the first quarter of 2002, compared with net recoveries of $96,000 for the same period in 2001.  The commercial lending charge-offs included $3.6 million related to $7.4 million of loans to a banking customer who is dependent on the transportation industry, which has been severely impacted by the economic slowdown.  In addition to the charge-off relating to these loans, TCF has provided additional allowance on 50% of the remaining balance.  Leasing and equipment finance net charge-offs were $2.4 million during the first quarter of 2002, compared with net charge-offs of $656,000 for the same period of 2001.  The charge-offs in the leasing and equipment finance portfolio, during the first quarter of 2002, were primarily in the discontinued truck and trailer division.

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
(Dollars in thousands)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)

Consumer	$915.15%		$348.06%
Commercial real estate	439.10		50.01
Commercial business	4,996	4.63	(96)	(.10)
Leasing and equipment finance
Winthrop	19.03		94.10
Wholesale	291.59		—	—
Middle market	147.30		37.14
Truck and trailer	1,528	4.37	262.40
Small ticket	393	1.56	263	1.24
Leveraged leases	—	—	—	—
Total leasing and equipment finance	2,378.99		656.30
Subtotal	8,728.62		958.08
Residential real estate	(2)	—	—	—
Total	$8,726.43		$958.05

(1)               Annualized.

Non-Performing Assets

Non-performing assets consisting of non-accrual loans and leases and other real estate owned totaled $70.5 million, or .87% of net loans and leases at March 31, 2002, compared with $66.6 million, or .82% at December 31, 2001.  Approximately 53% of non-performing assets at March 31, 2002 consist of, or are secured by, residential real estate.  Non-performing assets are summarized in the following table:

(Dollars in thousands)	At March 31, 2002	At December 31, 2001
Non-accrual loans and leases:
Consumer	$15,256	$16,473
Commercial real estate	4,885	11,135
Commercial business	5,100	3,550
Leasing and equipment finance, net	17,022	11,723
Residential real estate	7,292	6,959
Total non-accrual loans and leases, net	49,555	49,840
Non-recourse discounted lease rentals	189	2,134
Total non-accrual loans and leases, gross	49,744	51,974
Other real estate owned:
Commercial real estate	7,779	1,825
Residential real estate	12,983	12,830
Total other real estate owned	20,762	14,655
Total non-performing assets, gross	$70,506	$66,629
Total non-performing assets, net	$70,317	$64,495

Accruing loans and leases 90 days or more past due	$6,410	$5,129

Gross non-performing assets as a percentage of net loans and leases	.87%	.82%
Gross non-performing assets as a percentage of total assets	.63%	.59%

The over 30-day delinquency rate on TCF’s loans and leases (excluding loans held for sale and non-accrual loans and leases) was .55% of loans and leases outstanding at March 31, 2002, compared with .57% at year-end 2001.   TCF’s delinquency rates are determined using the contractual method.   The following table sets forth information regarding TCF’s over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

	At March 31, 2002		At December 31, 2001
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio

Consumer	$16,718.66%		$17,939.72%
Commercial real estate	790.05		538.03
Commercial business	868.20		526.13
Leasing and equipment finance	13,819	1.45	17,393	1.84
Residential real estate	12,112.49		10,377.38
Total	$44,307.55		$46,773.57

TCF’s over 30-day delinquency on total leasing and equipment finance decreased to 1.45% at March 31, 2002 from 1.84% at December 31, 2001.  The decline in delinquencies in the leasing and equipment finance portfolio during the first quarter of 2002 was experienced by all segments of the portfolio, with the truck and trailer segment accounting for the majority of the decline.  Delinquencies in the discontinued truck and trailer segment of the leasing and equipment finance portfolio were $8.2 million, or 6.5% at March 31, 2002, compared with $11 million, or 7.6%, at December 31, 2001.  However, non-accrual loans and leases in the truck and trailer segment of the leasing and equipment finance portfolio increased to $7.9 million at March 31, 2002, from $6.9 million at December 31, 2001.  The increase in non-accrual loans and leases in the truck and trailer segment reflects the impact of the slow economy.

In addition to the non-accrual loans and leases and accruing loans and leases 90 or more days past due, there were $62.8 million of loans and leases at March 31, 2002, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, down from $71.9 million at December 31, 2001.  This amount consists of loans and leases that were classified for regulatory purposes as substandard or doubtful, or were to customers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  Although these loans and leases are generally secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing.

The recorded investment in loans that are considered to be impaired was $15.7 million at March 31, 2002, down from $18.8 million at December 31, 2001.  The related allowance for credit losses was $5.7 million at March 31, 2002, compared with $5 million at December 31, 2001.  All of the impaired loans were on non-accrual status.  The average recorded investment in impaired loans during the three months ended March 31, 2002 was $19 million, compared with $13.3 million during the three months ended December 31, 2001.  Management monitors the performance and classification of such loans and leases and the financial condition of these borrowers.

Deposits

Checking, savings and money market deposits are an important source of lower cost funds and fee income for TCF.   Deposits totaled $7.3 billion at March 31, 2002, up $195 million from December 31, 2001.   The increase in deposits is net of the impact of the previously noted branch sale during the first quarter of 2002.  Lower interest-cost checking, savings and money market deposits totaled $5.1 billion, up $329.8 million from December 31, 2001, and comprised 70% of total deposits at March 31, 2002, compared with 67.3% of total deposits at December 31, 2001.  Average fee revenue per retail checking account for the twelve months ended March 31, 2002 was $202, compared with $185 for the comparable period ending March 31, 2001.  Higher interest-cost certificates of deposit decreased $134.8 million from December 31, 2001 as a result of TCF’s disciplined pricing and its availability of other lower-cost funding sources.   TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 1.35% at March 31, 2002, compared with 1.49% at December 31, 2001.

TCF continued to expand its supermarket banking franchise by opening four new branches during the 2002 first quarter.   TCF now has 236 supermarket branches, up from 215 such branches a year ago.  Additional information regarding TCF’s supermarket branches is as follows:

	At or For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2002	2001			% Change
Number of branches	236	215	21		9.8%
Number of deposit accounts	773,370	677,856	95,514		14.1
Deposits:
Checking	$677,043	$536,847	$140,196		26.1
Savings	336,208	155,897	180,311		115.7
Money market	125,098	115,746	9,352		8.1
Subtotal	1,138,349	808,490	329,859		40.8
Certificates	246,277	344,473	(98,196)		(28.5)
Total	$1,384,626	$1,152,963	$231,663		20.1

Average rate on deposits	1.11%	2.34%	(123	)bps	N.A.
Total fees and other revenues	$33,316	$29,636	$3,680		12.4
Consumer loans outstanding	$322,320	$247,624	$74,696		30.2

N.A.  Not applicable.

Borrowings

Borrowings totaled $2.6 billion at March 31, 2002, down $412.3 million from year-end 2001.  The decrease was primarily due to high prepayments on the residential and securities available for sale portfolios and increased deposit funding which reduces reliance on borrowings.  Included in long-term borrowings at March 31, 2002, are $1.2 billion of fixed-rate FHLB advances which are callable at par on certain anniversary dates and quarterly thereafter until maturity.  If called, the FHLB will provide replacement funding at the then prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions.  The weighted-average rate on borrowings increased to 5.28% at March 31, 2002, from 4.85% at December 31, 2001, primarily due to repayment of lower-cost short-term borrowings.  At March 31, 2002, borrowings with a maturity of one year or less totaled $504 million.

Stockholders’ Equity

Stockholders’ equity at March 31, 2002 was $921.8 million, or 8.3% of total assets, up from $917 million, or 8.1% of total assets, at December 31, 2001.  The increase in stockholders’ equity is primarily due to net income of $56.3 million for the three months ended March 31, 2002, partially offset by the repurchase of 478,797 shares of TCF’s common stock at a cost of $23.8 million and the payment of $21.8 million in dividends on common stock.  Since January 1, 1998, the Company has repurchased 19 million shares of TCF’s common stock at an average cost of $29.56 per share.  At March 31, 2002, average total equity to average assets was 8.15% compared with 7.78% at December 31, 2001.  On April 29, 2002, TCF declared a quarterly dividend of 28.75 cents per common share, payable on May 31, 2002 to shareholders of record as of May 10, 2002.

MARKET RISK — INTEREST RATE RISK

TCF’s results of operations are dependent to a large degree on its net interest income and the Company’s ability to manage its interest rate risk.  Although TCF manages other risks, such as credit and liquidity risk, in the normal course of its business, the Company considers interest rate risk to be its most significant market risk.  TCF, like most financial institutions, has material interest rate risk exposure to changes in both short-term and long-term interest rates as well as variable index interest rates (e.g., prime).  Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities.

Like most financial institutions, TCF’s interest income and cost of funds are significantly affected by general economic conditions and by policies of regulatory authorities.  The mismatch between maturities and interest rate sensitivities of assets and liabilities results in interest rate risk.  TCF’s Asset/Liability Management Committee manages TCF’s interest rate risk based on interest rate expectations and other factors.  The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate risk and liquidity risk and facilitating the funding needs of the Company.

Although the measure is subject to a number of assumptions and is only one of a number of measurements, management believes that interest rate gap (difference between interest-earning assets and interest-bearing liabilities repricing within a given period) is an important indication of TCF’s exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment.  In addition to the interest rate gap analysis, management also utilizes a simulation model to measure and manage TCF’s interest rate risk, relative to a base case scenario.

Management’s estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, a general rise or decline in interest rates, and the possibility that the FHLB will exercise its option to call certain of TCF’s longer-term FHLB advances.  Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships. TCF’s one-year adjusted interest rate gap was a positive $706 million, or 6% of total assets, at March 31, 2002, compared with a positive $241.8 million, or 2% of total assets at December 31, 2001.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing.

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

The Federal Deposit Insurance Corporation (“FDIC”) and members of the United States Congress have recently proposed new legislation that would reform the bank deposit insurance system.  This reform could merge BIF and SAIF insurance funds, increase the deposit insurance coverage limits and index future coverage limitations, among other changes.  Most significantly, reform proposals could allow the FDIC to raise or lower (within certain limits) the currently mandated designated reserve ratio requiring the FDIC to maintain a 1.25% reserve ratio ($1.25 against $100 of insured deposits), and require certain changes in the calculation methodology.  Although it is too early to predict the ultimate impact of such proposals, they could, if adopted, result in the imposition of additional deposit insurance premium costs on TCF.

Forward-Looking Information

This report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements that deal with future results, plans or performance.   In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.   Forward-looking statements deal with matters that do not relate strictly to historical facts.   TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.   These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan and lease products; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.  The terrorist attacks on September 11, 2001 and related subsequent developments, have had an adverse impact on the United States’ economy and could have a continuing adverse impact on the economy and the Company’s business, most likely by reducing capital and consumer spending.  Such developments could result in decreased demand for TCF’s products and services, and increased credit losses.  Investors should consult TCF’s Annual Report to Shareholders and periodic reports on Forms 10-Q, 10-K and 8-K for additional important information about the Company.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per-share data)	At March 31, 2002	At Dec. 31, 2001	At Sept. 30, 2001	At June 30, 2001	At March 31, 2001
SELECTED FINANCIAL CONDITION DATA:
Total assets	$11,170,583	$11,358,715	$11,723,353	$11,628,663	$11,845,124
Securities available for sale	1,556,798	1,584,661	1,794,136	1,843,871	1,928,338
Residential real estate loans	2,458,431	2,733,290	3,122,970	3,251,813	3,450,311
Other loans and leases	5,693,330	5,510,912	5,334,359	5,181,260	5,010,256
Deposits	7,293,972	7,098,958	7,057,945	6,916,145	7,030,818
Borrowings	2,610,712	3,023,025	3,459,286	3,571,501	3,675,428
Stockholders’ equity	921,847	917,033	898,486	890,369	895,066

	Three Months Ended
	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
SELECTED OPERATIONS DATA:
Interest income	$184,371	$195,777	$205,545	$212,726	$212,561
Interest expense	59,847	70,031	83,138	93,448	98,770
Net interest income	124,524	125,746	122,407	119,278	113,791
Provision for credit losses	9,154	6,955	6,076	5,422	2,425
Net interest income after provision for credit losses	115,370	118,791	116,331	113,856	111,366
Non-interest income:
Fees and other revenues	94,924	95,621	95,295	95,650	80,741
Gains on sales of branches	1,962	—	—	—	3,316
Gains on sales of securities available for sale	6,044	863	—	—	—
Total	102,930	96,484	95,295	95,650	84,057
Non-interest expense:
Amortization of goodwill	—	1,944	1,944	1,945	1,944
Other non-interest expense	131,297	129,484	124,715	124,008	116,012
Total	131,297	131,428	126,659	125,953	117,956
Income before income tax expense	87,003	83,847	84,967	83,553	77,467
Income tax expense	30,686	29,652	32,077	31,539	29,244
Net income	$56,317	$54,195	$52,890	$52,014	$48,223

Per common share:
Basic earnings	$.75	$.73	$.70	$.68	$.62
Diluted earnings	$.75	$.72	$.69	$.67	$.62
Dividends declared	$.2875	$.25	$.25	$.25	$.25

FINANCIAL RATIOS: (1)
Return on average assets	2.01%	1.88%	1.81%	1.78%	1.71%
Return on average realized common equity	24.86	24.44	23.68	23.22	21.47
Return on average common equity	24.68	23.92	23.48	23.37	21.54
Average total equity to average assets	8.15	7.85	7.72	7.61	7.93
Average tangible equity to average assets	6.77	6.50	6.36	6.23	6.48
Net interest margin	4.83	4.74	4.55	4.40	4.35

(1)             Annualized.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Three Months Ended March 31,
	2002			2001
(Dollars in thousands)	Average Balance	Interest (1)	Yields and Rates (2)	Average Balance	Interest (1)	Yields and Rates (2)
Assets:
Investments	$155,725	$1,709	4.39%	$145,135	$2,296	6.33%
Securities available for sale (3)	1,513,146	24,591	6.50	1,511,908	25,001	6.61
Loans held for sale	440,661	6,320	5.74	285,464	4,996	7.00
Loans and leases:
Consumer	2,520,258	50,691	8.05	2,247,686	55,300	9.84
Commercial real estate	1,682,801	28,837	6.85	1,393,839	28,767	8.26
Commercial business	431,542	5,736	5.32	402,666	8,583	8.53
Leasing and equipment finance	961,006	21,943	9.13	879,272	23,010	10.47
Subtotal	5,595,607	107,207	7.66	4,923,463	115,660	9.40
Residential real estate	2,599,509	44,544	6.85	3,586,981	64,608	7.20
Total loans and leases (4)	8,195,116	151,751	7.41	8,510,444	180,268	8.47
Total interest-earning assets	10,304,648	184,371	7.16	10,452,951	212,561	8.13
Other assets (5)	901,718			844,279
Total assets	$11,206,366			$11,297,230

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits	$1,760,182			$1,457,149
Interest-bearing deposits:
Checking	873,251	370.17		748,935	1,107.59
Savings	1,243,722	2,418.78		983,646	2,480	1.01
Money market	950,603	2,660	1.12	859,865	6,995	3.25
Subtotal	3,067,576	5,448.71		2,592,446	10,582	1.63
Certificates	2,214,547	19,052	3.44	2,763,152	39,775	5.76
Total interest-bearing deposits	5,282,123	24,500	1.86	5,355,598	50,357	3.76
Total deposits	7,042,305	24,500	1.39	6,812,747	50,357	2.96
Borrowings:
Short-term borrowings	622,003	2,753	1.77	964,627	13,941	5.78
Long-term borrowings	2,289,309	32,594	5.69	2,340,160	34,472	5.89
Total borrowings	2,911,312	35,347	4.86	3,304,787	48,413	5.86
Total interest-bearing liabilities	8,193,435	59,847	2.92	8,660,385	98,770	4.56
Total deposits and borrowings	9,953,617	59,847	2.41	10,117,534	98,770	3.90
Other liabilities (5)	339,894			284,213
Total liabilities	10,293,511			10,401,747
Stockholders’ equity (5)	912,855			895,483
Total liabilities and stockholders’ equity	$11,206,366			$11,297,230

Net interest income and margin		$124,524	4.83%		$113,791	4.35%

(1)               Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis.  Tax-exempt income of $34,000 and $41,000 was recognized during the three months ended March 31, 2002 and 2001, respectively.

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

In 1992 and 1995, TCF National Bank (or predecessor institutions) filed actions in the United States Court of Federal Claims seeking monetary damages against the United States for breach of contract, taking of property without just compensation and deprivation of property without due process based on the government’s breach of contract in connection with the acquisition of certain savings associations prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), which contracts permitted the treatment of “supervisory goodwill” created by the acquisition as an asset that could be included in regulatory capital, and permitted other favorable regulatory accounting treatment.

The TCF National Bank actions involve a variety of different types of transactions, contracts and contract provisions.  There can be no assurance that decisions in other “supervisory goodwill” cases will mean that a similar result would be obtained in the actions filed by TCF National Bank.  There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by TCF National Bank or, even if a determination favorable to TCF National Bank is made on the issue of the government’s liability, that a measure of damages will be employed that will permit any recovery on TCF National Bank’s claim.  Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of these cases, and investors should not anticipate any recovery.

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

Dated:    May 8, 2002

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(o)

Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant’s definitive proxy statement dated March 16, 1994, No. 001-10253]; and 1995 Plan Acknowledgment [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1996 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1997 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; and 1998 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; 1999 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(r) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and 2000 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; and 2001 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001, No. 001-10253]; and 2002 Management Incentive Plan-Executive.