Form 10-Q
period 2002-06-30
TCF FINANCIAL CORP
filed 2002-08-13
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended
June 30, 2002

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

Yes  ☒                                   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, $.01 par value	74,738,536 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Statements of Financial Condition at June 30, 2002 and December 31, 2001

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Supplementary Information

Part II. Other Information

Items 1-6

Signatures

Index to Exhibits

PART 1 - FINANCIAL STATEMENTS

ITEM 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At June 30, 2002	At December 31, 2001
ASSETS

Cash and due from banks	$367,810	$386,700
Investments	154,068	155,942
Securities available for sale	1,965,664	1,584,661
Loans held for sale	337,531	451,609
Loans and leases:
Consumer	2,700,670	2,509,333
Commercial real estate	1,749,470	1,622,461
Commercial business	428,244	422,381
Leasing and equipment finance	1,001,223	956,737
Subtotal	5,879,607	5,510,912
Residential real estate	2,249,365	2,733,290
Total loans and leases	8,128,972	8,244,202
Allowance for loan and lease losses	(75,182)	(75,028)
Net loans and leases	8,053,790	8,169,174
Premises and equipment, net	228,396	215,237
Goodwill	145,462	145,462
Deposit base intangibles	8,408	9,244
Other assets	266,222	240,686
	$11,527,351	$11,358,715

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Checking	$2,755,266	$2,536,865
Savings	1,728,580	1,290,816
Money market	913,659	951,033
Subtotal	5,397,505	4,778,714
Certificates	2,159,121	2,320,244
Total deposits	7,556,626	7,098,958
Short-term borrowings	418,131	719,859
Long-term borrowings	2,284,002	2,303,166
Total borrowings	2,702,133	3,023,025
Accrued expenses and other liabilities	348,504	319,699
Total liabilities	10,607,263	10,441,682
Stockholders' equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,650,669 and 92,719,544 shares issued	927	927
Additional paid-in capital	518,181	520,940
Retained earnings, subject to certain restrictions	1,036,472	965,454
Accumulated other comprehensive income	23,183	6,229
Treasury stock at cost, 17,660,345 and 15,787,716 shares, and other	(658,675)	(576,517)
Total stockholders' equity	920,088	917,033
	$11,527,351	$11,358,715

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income:
Loans and leases	$148,711	$172,028	$300,462	$352,296
Securities available for sale	28,543	30,967	53,134	55,968
Loans held for sale	5,216	7,241	11,536	12,237
Investments	1,764	2,490	3,473	4,786
Total interest income	184,234	212,726	368,605	425,287
Interest expense:
Deposits	25,324	44,292	49,824	94,649
Borrowings	34,601	49,156	69,948	97,569
Total interest expense	59,925	93,448	119,772	192,218
Net interest income	124,309	119,278	248,833	233,069
Provision for credit losses	4,714	5,422	13,868	7,847
Net interest income after provision for credit losses	119,595	113,856	234,965	225,222
Non-interest income:
Fees and service charges	56,795	49,762	104,038	93,213
Debit card and ATM revenues	23,580	21,986	44,789	41,424
Investments and insurance commissions	3,414	2,997	6,635	5,732
Subtotal	83,789	74,745	155,462	140,369
Leasing and equipment finance	11,839	13,010	26,635	21,230
Mortgage banking	2,826	4,835	6,484	7,354
Other	3,334	3,060	8,131	7,438
Fees and other revenues	101,788	95,650	196,712	176,391
Gains on sales of branches	—	—	1,962	3,316
Gains on sales of securities available for sale	—	—	6,044	—
Other non-interest income	—	—	8,006	3,316
Total non-interest income	101,788	95,650	204,718	179,707
Non-interest expense:
Compensation and employee benefits	73,153	67,659	145,499	130,423
Occupancy and equipment	20,531	19,514	40,793	39,105
Advertising and promotions	5,803	5,647	11,133	10,915
Amortization of goodwill	—	1,945	—	3,889
Other	32,399	31,188	65,758	59,577
Total non-interest expense	131,886	125,953	263,183	243,909
Income before income tax expense	89,497	83,553	176,500	161,020
Income tax expense	31,526	31,539	62,212	60,783
Net income	$57,971	$52,014	$114,288	$100,237

Net income per common share:
Basic	$.78	$.68	$1.53	$1.31
Diluted	$.78	$.67	$1.53	$1.29

Dividends declared per common share	$.2875	$.25	$.575	$.50

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$114,288	$100,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,159	23,237
Provision for credit losses	13,868	7,847
Proceeds from sales of loans held for sale	1,192,555	911,786
Principal collected on loans held for sale	7,485	5,843
Originations and purchases of loans held for sale	(1,079,776)	(1,006,946)
Net decrease in other assets and accrued expenses and other liabilities	10,155	32,188
Gains on sales of assets	(8,408)	(3,530)
Other, net	(2,223)	2,252

Total adjustments	154,815	(27,323)

Net cash provided by operating activities	269,103	72,914

Cash flows from investing activities:
Principal collected on loans and leases	1,551,116	1,538,957
Originations and purchases of loans	(1,291,506)	(1,242,116)
Purchases of equipment for lease financing	(230,086)	(239,705)
Proceeds from sales of securities available for sale	270,520	—
Proceeds from maturities of and principal collected on securities available for sale	247,917	127,681
Purchases of securities available for sale	(867,520)	(569,819)
Net (increase) decrease in Federal Home Loan Bank stock	2,291	(25,987)
Purchases of premises and equipment	(27,000)	(18,838)
Sales of deposits, net of cash paid	(15,206)	(26,958)
Repayments of loans to deferred compensation plans	9,783	—
Other, net	4,157	(981)

Net cash used by investing activities	(345,534)	(457,766)

Cash flows from financing activities:
Net increase in deposits	474,780	54,367
Net increase (decrease) in short-term borrowings	(301,728)	284,124
Proceeds from long-term borrowings	25,532	534,604
Payments on long-term borrowings	(4,690)	(388,900)
Purchases of common stock	(99,636)	(88,078)
Dividends on common stock	(43,270)	(39,132)
Other, net	6,553	5,582

Net cash provided by financing activities	57,541	362,567

Net decrease in cash and due from banks	(18,890)	(22,285)
Cash and due from banks at beginning of period	386,700	392,007
Cash and due from banks at end of period	$367,810	$369,722

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$120,194	$202,077
Income taxes	$42,993	$12,408
Transfer of loans to other assets	$29,347	$12,009

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total
Balance, December 31, 2000	92,755,659	$928	$508,682	$835,605	$(9,868)	$(425,127)	$910,220
Comprehensive income (loss):
Net income	—	—	—	100,237	—	—	100,237
Other comprehensive loss	—	—	—	—	(1,212)	—	(1,212)
Comprehensive income (loss)	—	—	—	100,237	(1,212)	—	99,025
Dividends on common stock	—	—	—	(39,132)	—	—	(39,132)
Repurchase of 2,313,300 shares	—	—	—	—	—	(88,078)	(88,078)
Issuance of 162,850 shares	—	—	1,814	—	—	(1,814)	—
Cancellation of shares	(25,381)	(1)	(1,068)	—	—	288	(781)
Amortization of deferred compensation	—	—	—	—	—	5,448	5,448
Exercise of stock options, 57,116 shares	—	—	904	—	—	1,567	2,471
Change in shares held in trust for deferred compensation plans, at cost	—	—	1,954	—	—	(1,954)	—
Purchase of TCF stock to fund the Employees Stock Purchase Plan, net	—	—	11	—	—	(109)	(98)
Loan payments by deferred compensation plans	—	—	—	—	—	1,294	1,294
Balance, June 30, 2001	92,730,278	$927	$512,297	$896,710	$(11,080)	$(508,485)	$890,369

Balance, December 31, 2001	92,719,544	$927	$520,940	$965,454	$6,229	$(576,517)	$917,033
Comprehensive income:
Net income	—	—	—	114,288	—	—	114,288
Other comprehensive income	—	—	—	—	16,954	—	16,954
Comprehensive income	—	—	—	114,288	16,954	—	131,242
Dividends on common stock	—	—	—	(43,270)	—	—	(43,270)
Repurchase of 1,971,675 shares	—	—	—	—	—	(99,636)	(99,636)
Issuance of 50,390 shares	—	—	1,029	—	—	(1,029)	—
Cancellation of shares	(68,875)	—	(3,121)	—	—	407	(2,714)
Amortization of deferred compensation	—	—	—	—	—	4,708	4,708
Exercise of stock options, 48,656 shares	—	—	1,487	—	—	1,455	2,942
Change in shares held in trust for deferred compensation plans, at cost	—	—	(2,154)	—	—	2,154	—
Loan payments by deferred compensation plans	—	—	—	—	—	9,783	9,783
Balance, June 30, 2002	92,650,669	$927	$518,181	$1,036,472	$23,183	$(658,675)	$920,088

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

(2)          Net Income and Goodwill Amortization

On January 1, 2002, TCF adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The following table reconciles prior period net income to an adjusted basis, which excludes goodwill amortization, for comparison purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share data)	2002	2001	2002	2001

Reported net income	$57,971	$52,014	$114,288	$100,237

Add back: Amortization of goodwill, net of applicable income taxes	—	1,901	—	3,801
Adjusted net income	$57,971	$53,915	$114,288	$104,038

Net income per common share:
Basic
Reported net income	$.78	$.68	$1.53	$1.31
Amortization of goodwill, net of applicable income taxes	—	.03	—	.05
Adjusted net income	$.78	$.71	$1.53	$1.36

Diluted
Reported net income	$.78	$.67	$1.53	$1.29
Amortization of goodwill, net of applicable income taxes	—	.03	—	.05
Adjusted net income	$.78	$.70	$1.53	$1.34

(3)          Investments and Securities Available for Sale

Total investments and securities available for sale consist of the following (in thousands).

	At June 30, 2002		At December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments
Federal Home Loan Bank stock	$129,441	$129,441	$131,181	$131,181
Federal Reserve Bank stock	23,962	23,962	23,847	23,847
Interest-bearing deposits with banks	665	665	914	914
Total investments	154,068	154,068	155,942	155,942

Securities Available for Sale
Mortgage-backed securities:
Federal agencies	1,907,819	1,945,027	1,547,374	1,558,086
Private issuer and collateralized mortgage obligations	20,830	19,987	26,828	25,925
U.S. Government and other marketable securities	650	650	650	650
Total securities available for sale	1,929,299	1,965,664	1,574,852	1,584,661
Total investments and securities available for sale	$2,083,367	$2,119,732	$1,730,794	$1,740,603

(4)          Intangible Assets and Goodwill

Intangible assets and goodwill as of June 30, 2002 are summarized as follows:

	As of June 30, 2002
(In thousands)	Gross Amount (1)	Accumulated Amortization	Net Amount (1)

Amortizable intangible assets:
Mortgage servicing rights	$89,981	$(24,146)	$65,835
Deposit base intangibles	21,180	(12,772)	8,408
Total	$111,161	$(36,918)	$74,243

Unamortizable intangible assets:
Goodwill included in Banking Segment	$145,462		$145,462

(1)  Net of valuation allowances.

Amortization expense for intangible assets was $9.5 million for the six months ended June 30, 2002.  The following table shows the estimated future amortization expense for amortized intangible assets based on existing asset balances and the interest rate environment as of June 30, 2002. The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending upon changes in mortgage interest rates, prepayment rates and market conditions.

(In thousands)	Mortgage Servicing Rights	Deposit Base Intangibles	Total
Estimated Amortization Expense:

For the remaining six months ending December 31, 2002	$8,586	$836	$9,422

For the year ended December 31, 2003	12,814	1,666	14,480
For the year ended December 31, 2004	10,252	1,662	11,914
For the year ended December 31, 2005	8,201	1,659	9,860
For the year ended December 31, 2006	6,561	1,630	8,191
For the year ended December 31, 2007	5,249	913	6,162

At January 1, 2002, management finalized its impairment testing as required under SFAS No. 142 and concluded that goodwill was not impaired.  There have been no subsequent events that have occurred that would change the conclusion reached.

The activity in mortgage servicing rights, net of valuation allowance, is summarized as follows:

	Six Months Ended June 30,
(In thousands)	2002	2001

Balance at beginning of period, net	$58,261	$40,086
Purchases and originations	16,256	18,852
Amortization	(8,682)	(5,680)
Valuation adjustments	—	(900)
Balance at end of period, net	$65,835	$52,358

The valuation allowance for mortgage servicing rights is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001

Balance at beginning of period	$4,346	$1,346	$5,346	$946
Provision	—	500	—	900
Charge-offs	—	—	(1,000)	—
Balance at end of period	$4,346	$1,846	$4,346	$1,846

The estimated fair value of mortgage servicing rights included in the Consolidated Statements of Financial Condition at June 30, 2002 was approximately $65.8 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved.  Assumptions regarding prepayments, defaults and interest rates are determined using available market information.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  During the first six months of 2002, this evaluation resulted in the recognition of a $1 million permanent impairment in valuation which, in accordance with generally accepted accounting principles, was charged to the valuation allowance.

(5)          Stockholders’ Equity

Treasury stock and other consists of the following:

(In thousands)	At June 30, 2002	At December 31, 2001

Treasury stock, at cost	$(560,063)	$(463,394)
Shares held in trust for deferred compensation plans, at cost	(69,498)	(71,652)
Unamortized deferred compensation	(29,114)	(31,688)
Loans to deferred compensation plans	—	(9,783)
	$(658,675)	$(576,517)

TCF purchased 2 million shares of its common stock during the first six months of 2002, compared with 2.3 million shares for the same 2001 period.  At June 30, 2002, TCF has 4.7 million shares remaining in its stock repurchase programs authorized by the Board of Directors.

During the 2002 second quarter, TCF’s Board of Directors decided to eliminate the loan feature from its officers’ and directors’ deferred compensation plans and requested and received repayment in full of all outstanding loans totaling $9.8 million.  The deferred compensation plans sold 166,665 shares of TCF common stock owned by plan participants to repay the outstanding loans to the plans.

The following tables set forth the Company’s and each of its subsidiary banks’ regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

(Dollars in thousands)	Actual		Minimum Capital Requirement		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2002:
Tier 1 leverage capital
TCF Financial Corporation	$738,688	6.53%	$339,616	3.00%	$399,072	3.53%
TCF National Bank	738,109	6.59	335,801	3.00	402,308	3.59

Tier 1 risk-based capital
TCF Financial Corporation	738,688	9.83	300,632	4.00	438,056	5.83
TCF National Bank	738,109	9.97	296,249	4.00	441,860	5.97

Total risk-based capital
TCF Financial Corporation	813,962	10.83	601,264	8.00	212,698	2.83
TCF National Bank	813,220	10.98	592,499	8.00	220,721	2.98
As of December 31, 2001:
Tier 1 leverage capital
TCF Financial Corporation	$758,728	6.62%	$343,996	3.00%	$414,732	3.62%
TCF National Bank	711,586	6.26	341,147	3.00	370,439	3.26

Tier 1 risk-based capital
TCF Financial Corporation	758,728	10.24	296,260	4.00	462,468	6.24
TCF National Bank	711,586	9.72	292,781	4.00	418,805	5.72

Total risk-based capital
TCF Financial Corporation	833,821	11.26	592,520	8.00	241,301	3.26
TCF National Bank	786,305	10.74	585,562	8.00	200,743	2.74

At June 30, 2002, TCF and its bank subsidiaries exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(6)          Derivative Instruments and Hedging Activities

All derivative instruments as defined, including derivatives embedded in other financial instruments or contracts, are recognized as either assets or liabilities in the consolidated statements of financial condition at fair value.  Changes in the fair value of a derivative are recorded in the consolidated statements of income.  A derivative may be designated as a hedge of an exposure to changes in fair value of an asset, liability or firm commitment or as a hedge of cash flows of forecasted transactions.  The accounting for derivatives that are used as hedges is dependent on the type of hedge and requires that a hedge be highly effective in offsetting changes in the hedged risk.

TCF’s pipeline of locked residential mortgage loan commitments are considered derivatives and are recorded at fair value, with the changes in fair value recognized in gains on the sale of loans held for sale in the consolidated statements of income.  TCF economically hedges its risk of changes in the fair value of locked residential mortgage loan commitments due to changes in interest rates through the use of forward sales contracts.  Forward sales contracts require TCF to deliver qualifying residential mortgage loans or pools of loans at a specified future date at a specified price or yield.  Such forward sales contracts hedging the pipeline of locked residential mortgage loan commitments are derivatives and are recorded at fair value, with changes in fair value recognized in gains on sales of loans held for sale.  TCF also utilizes forward sales contracts to hedge its risk of changes in the fair value of its residential loans held for sale. The forward sales contracts hedging the residential loans held for sale are recorded at fair value, with changes in fair value recognized in gains on sales of loans held for sale as is the offsetting change in the fair value of hedged loans.  Because the fair value of the residential loans held for sale are hedged with forward sales contracts of the same loan types, or substantially the same loan types, the hedges are highly effective at managing the risk of changing fair values of such loans.  Any differences between the changes in fair value of the hedged residential loans held for sale and in the fair value of the forward sales contracts (defined as ineffectiveness under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) are not expected to be material due to the nature of the hedging instruments and are required to be recorded in the consolidated statements of income.  During the first six months of 2002 and 2001, the ineffectiveness of the fair value hedges was recorded in gains on sales of loans and was not material.  Forward mortgage loan sales commitments totaled $316.4 million at June 30, 2002 and $490.9 million at December 31, 2001.

(7)          Business Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Three Months Ended
June 30, 2002

Revenues from external customers:
Interest income	$159,797	21,510	2,928	(1)	—	$184,234
Non-interest income	86,587	11,660	2,826	715	—	101,788
Total	$246,384	33,170	5,754	714	—	$286,022

Net interest income	$109,598	10,259	3,981	(5)	476	$124,309
Provision for credit losses	3,451	1,263	—	—	—	4,714
Non-interest income	86,587	11,841	3,303	23,992	(23,935)	101,788
Non-interest expense	115,176	9,904	5,591	24,674	(23,459)	131,886
Income tax expense	27,440	3,991	572	(477)	—	31,526
Net income	$50,118	6,942	1,121	(210)	—	$57,971

Total assets	$11,127,996	1,041,827	228,494	78,685	(949,651)	$11,527,351

At or For the Three Months Ended June 30, 2001

Revenues from external customers:
Interest income	$185,406	22,975	4,265	80	—	$212,726
Non-interest income	77,787	13,010	4,835	18	—	95,650
Total	$263,193	35,985	9,100	98	—	$308,376

Net interest income	$104,583	10,298	3,730	53	614	$119,278
Provision for credit losses	1,833	3,589	—	—	—	5,422
Non-interest income	77,787	13,010	5,447	23,640	(24,234)	95,650
Amortization of goodwill	1,838	107	—	—	—	1,945
Other non-interest expense	105,294	9,996	5,722	26,616	(23,620)	124,008
Income tax expense	27,668	3,634	1,304	(1,067)	—	31,539
Net income	$45,737	5,982	2,151	(1,856)	—	$52,014

Total assets	$11,264,231	950,339	319,566	70,850	(976,323)	$11,628,663

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Six Months Ended
June 30, 2002

Revenues from external customers:
Interest income	$318,204	43,453	6,949	(1)	—	$368,605
Non-interest income	170,361	26,635	6,484	1,238	—	204,718
Total	$488,565	70,088	13,433	1,237	—	$573,323

Net interest income	$218,287	20,723	9,054	(17)	786	$248,833
Provision for credit losses	8,756	5,112	—	—	—	13,868
Non-interest income	170,361	26,816	7,271	47,698	(47,428)	204,718
Non-interest expense	229,673	19,690	11,865	48,597	(46,642)	263,183
Income tax expense	53,146	8,327	1,567	(828)	—	62,212
Net income	$97,073	14,410	2,893	(88)	—	$114,288

At or For the Six Months Ended
June 30, 2001

Revenues from external customers:
Interest income	$372,956	45,985	6,176	170	—	$425,287
Non-interest income	151,084	21,230	7,354	39	—	179,707
Total	$524,040	67,215	13,530	209	—	$604,994

Net interest income	$204,548	20,496	5,681	334	2,010	$233,069
Provision for credit losses	2,445	5,402	—	—	—	7,847
Non-interest income	151,084	21,230	9,362	46,705	(48,674)	179,707
Amortization of goodwill	3,675	214	—	—	—	3,889
Other non-interest expense	208,003	19,173	9,894	49,614	(46,664)	240,020
Income tax expense	53,395	6,400	1,947	(959)	—	60,783
Net income	$88,114	10,537	3,202	(1,616)	—	$100,237

(8)          Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per-share data)	2002	2001	2002	2001

Basic Earnings Per Common Share

Net income	$57,971	$52,014	$114,288	$100,237

Weighted average shares outstanding	75,611,971	78,629,541	76,105,651	79,089,066
Unvested restricted stock grants (1)	(1,645,824)	(2,386,449)	(1,645,969)	(2,380,729)
Weighted average common shares outstanding for basic earnings per common share	73,966,147	76,243,092	74,459,682	76,708,337

Basic earnings per common share	$.78	$.68	$1.53	$1.31

Diluted Earnings Per Common Share

Net income	$57,971	$52,014	$114,288	$100,237

Weighted average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted average common shares outstanding used in basic earnings per common share calculation	73,966,147	76,243,092	74,459,682	76,708,337
Net dilutive effect of:
Stock option plans	134,162	148,417	139,370	147,355
Restricted stock plans	215,186	822,015	215,694	824,730
	74,315,495	77,213,524	74,814,746	77,680,422

Diluted earnings per common share	$.78	$.67	$1.53	$1.29

(1)          At June 30, 2002 and June 30, 2001, there were 1,145,000 shares and 1,135,000 shares, respectively, of restricted stock granted to certain executive officers which will vest only if certain earnings per share goals are achieved by 2008.  Failure to achieve the goals will result in all or a portion of the shares being forfeited.  In accordance with SFAS No. 128, “Earnings per Share,” these shares have been excluded from the above computation of basic and diluted earnings per common share, as all necessary conditions have not been satisfied.  The remaining unvested restricted stock grants consist of non-performance-based grants that vest over specified time periods, and are included in the computation of diluted earnings per common share in accordance with the treasury stock method prescribed in SFAS No. 128.

(9)          Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale.  The following table summarizes the components of comprehensive income:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$57,971	$52,014	$114,288	$100,237

Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) arising during the period on securities available for sale	39,299	(18,341)	32,600	(1,826)

Reclassification adjustment for gains included in net income	—	—	(6,044)	—

Income tax expense (benefit)	14,245	(6,694)	9,602	(614)

Total other comprehensive income (loss), net of tax	25,054	(11,647)	16,954	(1,212)

Comprehensive income	$83,025	$40,367	$131,242	$99,025

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. - Management’s Discussion and Analysis of Financial

Condition and Results of Operations

CORPORATE PROFILE

TCF is a national financial holding company of two federally chartered banks as of June 30, 2002, TCF National Bank, headquartered in Minnesota and TCF National Bank Colorado.  After receiving regulatory approval, TCF merged its Colorado bank charter into TCF National Bank on July 26, 2002.  The merger of the bank charters is not expected to significantly change TCF’s operations.  The Company has 378 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana.  Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

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

TCF’s core businesses are comprised of mature traditional bank branches, EXPRESS TELLER® ATMs, and commercial, consumer and mortgage lending.  TCF emphasizes the “Totally Free” checking account as its anchor account, which provides opportunities to cross sell other convenience products and services and generate additional fee income.  TCF’s strategy is to originate high credit quality, primarily secured loans and earn profits through lower interest-cost deposits.  Commercial loans are generally made on local properties or to local customers, and are virtually all secured.  TCF’s largest core lending business is its consumer home equity loan portfolio, comprised of fixed- and variable-rate closed-end loans and lines of credit.

TCF’s emerging businesses and products are comprised of supermarket bank branches, including supermarket consumer lending, leasing and equipment finance, VISA® debit cards, and Internet and college campus banking.  TCF’s most significant de novo strategy has been its supermarket branch expansion.  The Company opened its first supermarket branch in 1988, and now has 238 supermarket branches, with $1.5 billion in deposits.  TCF has the nation’s 4th largest supermarket banking branch system.  The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking as well as the continued success and viability of TCF’s supermarket partners.  See “Consolidated Financial Condition Analysis – Deposits.”  TCF entered the leasing business through its 1997 acquisition of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases computers and other business-essential equipment to companies nationwide.  The Company expanded its leasing operations in September 1999 through TCF Leasing, Inc. (“TCF Leasing”), a de novo general equipment leasing business to serve the general middle-market equipment, lease discounting and syndication sectors.  See “Consolidated Financial Condition Analysis – Loans and Leases.” The Company’s VISA debit card program has also grown significantly since its inception in 1996.  According to a March 31, 2002 statistical report issued by VISA, TCF, with over 1.3 million cards outstanding, is the 12th largest VISA debit card issuer in the United States, based on the number of cards outstanding, and the 11th largest based on sales volume of $641.9 million for the 2002 first quarter.

TCF’s strategic initiatives are businesses that complement the Company’s core and emerging businesses.  TCF’s new products have been significant contributors to the growth in fees and other revenues generated by checking accounts and loan products.  Currently, TCF’s strategic initiatives include continued investment in de novo branch expansion, new loan and deposit products, including card products designed to provide additional convenience to deposit and loan customers, and to further maximize business opportunities offered by its EXPRESS TELLER® ATM network.  In June 2001, the Company launched its discount brokerage, TCF Express Trade, Inc.  The Company is also planning to launch additional insurance and investment products in 2002.

TCF does not have any unconsolidated subsidiaries, partnerships, special purpose entities or other forms of off-balance-sheet borrowings.  The Company does not use interest rate contracts, such as swaps, caps and floors, or other derivatives to manage interest rate risk.  TCF has not issued trust preferred or other quasi-equity instruments.  The Company does not report “pro forma earnings,” or use securitization or gain on sale accounting.  TCF does not have foreign loans or other foreign exposures and has not purchased any bank owned life insurance (BOLI).  The Company adopted the fair value method of accounting for stock compensation pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation” in 2000.  TCF has used stock options as a form of employee compensation only to a limited extent, and the amount of stock options outstanding as a percentage of total shares outstanding is less than .5%.

RESULTS OF OPERATIONS

TCF reported diluted earnings per common share of 78 cents and $1.53 for the second quarter and first six months of 2002, respectively, compared with 67 cents and $1.29, for the same 2001 periods.  Net income was $58 million and $114.3 million for the second quarter and first six months of 2002, respectively, compared with $52 million and $100.2 million for the same 2001 periods.  The first six months of 2002 results included a $1.3 million after-tax gain on sale of a branch, or 2 cents per diluted common share, compared with a $2.1 million after-tax gain on sale of a branch, or 3 cents per common share for the same period in 2001.  For the second quarter and first six months of 2002, return on average assets was 2.04% and 2.02%, respectively, compared with 1.78% and 1.74% for the same 2001 periods and return on average realized common equity was 25.75% and 25.39%, respectively, compared with 23.22% and 22.33% for the same 2001 periods.  In 2002, new accounting rules under generally accepted accounting principles (“GAAP”) eliminated the amortization of goodwill.  Goodwill amortization reduced net income in the second quarter and first six months of 2001 by $1.9 million or 3 cents per common share and $3.8 million or 5 cents per common share, respectively.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial banking, small business banking, private banking, consumer lending, residential lending and treasury services, reported net income of $50.1 million and $97.1 million for the second quarter and first six months of 2002, up 9.6% and 10.2% from $45.7 million and $88.1 million for the same 2001 periods.  Net interest income for the second quarter and first six months of 2002 was $109.6 million and $218.3 million, respectively, up from $104.6 million and $204.5 million for the same 2001 periods.  The provision for credit losses totaled $3.5 million and $8.8 million for the second quarter and first six months of 2002, respectively, up from $1.8 million and $2.4 million for the same 2001 periods.  The increase in provision for credit losses is primarily a result of increased net charge-offs and growth in the loan portfolio.  Non-interest income (excluding gains on sales of branches and securities available for sale) totaled $86.6 million and $162.4 million for the second quarter and first six months of 2002, respectively, up 11.3% and 9.9% from $77.8 million and $147.8 million for the same 2001 periods.  This improvement was driven by increased fees, service charges and debit card and ATM revenues generated by TCF’s expanding branch network and customer base.  Non-interest expense (excluding amortization of goodwill) totaled $115.2 million and $229.7 million for the second quarter and first six months of 2002, respectively, up 9.4% and 10.4% from $105.3 million and $208 million for the same 2001 periods.  The increases were primarily due to the costs associated with de novo expansion, and the addition of lenders and sales representatives in the banking operations.

TCF has significantly expanded its retail banking franchise in recent periods and had 378 retail banking branches at June 30, 2002.   Since January 1, 1998, TCF has opened 201 new branches, of which 183 were supermarket branches.   During the second quarter of 2002, TCF continued expanding its retail banking franchise by opening four new branches.  For the remainder of 2002, TCF anticipates opening 18 more branches consisting of 11 traditional branches and 7 supermarket branches.  For 2003, TCF anticipates opening 24 new branches consisting of 18 new traditional branches and 6 new supermarket branches.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly owned subsidiaries Winthrop and TCF Leasing, provides a broad range of comprehensive lease and equipment finance products.  This operating segment reported net income of $6.9 million and $14.4 million for the second quarter and first six months of 2002, respectively, up 16% and 36.8% from $6 million and $10.5 million, for the same 2001 periods.  Net interest income for the second quarter and first six months of 2002 was $10.3 million and $20.7 million, respectively, essentially unchanged from the same 2001 periods.  Leasing and equipment finance’s provision for credit losses totaled $1.3 million and $5.1 million for the second quarter and first six months of 2002, respectively, down from $3.6 million and $5.4 million for the same 2001 periods, primarily as a result of decreased delinquencies.  Non-interest income totaled $11.8 million and $26.8 million for the second quarter and first six months of 2002, respectively, down 9% and up 26.3% from $13 million and $21.2 million for the same 2001 periods. The volume and type of these transactions and resulting revenues fluctuate from period to period based on customer driven factors not within the control of TCF.  On a year-to-date basis, the increase in non-interest income is primarily due to high levels of sales-type lease transactions. Non-interest expense (excluding amortization of goodwill) totaled $9.9 million and $19.7 million for the second quarter and first six months of 2002, respectively, down ..9% and up 2.7% from $10 million and $19.2 million for the same 2001 periods.  The year-to-date increase was primarily a result of the growth experienced in TCF Leasing.

MORTGAGE BANKING activities include the origination and purchase of residential mortgage loans, generally for sale to third parties with servicing retained.   This operating segment reported net income of $1.1 million and $2.9 million for the second quarter and first six months of 2002, respectively, compared with $2.2 million and $3.2 million for the same 2001 periods.  Non-interest income totaled $3.3 million and $7.3 million for the second quarter and first six months of 2002, respectively, down 39.4% and 22.4% from $5.4 million and $9.4 million for the same 2001 periods. The decline in non-interest income for the second quarter is attributable to a decline in mortgage closings, resulting from a decrease in residential mortgage refinancings, coupled with increased amortization of mortgage servicing rights.  Mortgage applications in process (mortgage pipeline) declined $178.8 million from year-end to $427.9 million at June 30, 2002.  The third-party servicing portfolio was $5.2 billion at June 30, 2002, with a weighted average coupon on loans of 6.98%, compared with $4.7 billion at December 31, 2001 with a weighted average coupon on loans of 7.13%.  Capitalized mortgage servicing rights totaled $65.8 million or 1.26% of the servicing portfolio at June 30, 2002, compared with $58.3 million or 1.25% at December 31, 2001.  Non-interest expense totaled $5.6 million and $11.9 million for the second quarter and first six months of 2002, respectively, down 2.3% and up 19.9% from $5.7 million and $9.9 million for the same 2001 periods.  Contributing to the year-to-date increase in non-interest expense were increased expenses resulting from the higher level of loan prepayments and increased compensation expense due to the addition of loan officers.

Consolidated Net Interest Income

Net interest income for the second quarter of 2002 was $124.3 million, compared with $119.3 million for the second quarter of 2001 and $124.5 million for the 2002 first quarter.  The net interest margin for the second quarter 2002 was 4.76%, compared with 4.40% for the same 2001 period and 4.83% for the first quarter of 2002.  TCF’s second quarter 2002 net interest income increased $5 million over the comparable 2001 period, $7.5 million due to volume changes, partially offset by a $2.5 million decrease due to rate changes.  Net interest income for the first six months of 2002 was $248.8 million, compared with $233.1 million for the same 2001 period.  The net interest margin for the first six months of 2002 was 4.80%, compared with 4.38% for the same period of 2001.  Net interest income improved by $17.6 million due to volume changes, partially offset by a decrease of $1.8 million due to rate changes.  The increase in net interest income and net interest margin during the second quarter and first six months of 2002 was primarily due to a $957 million, or 22.6%, and an $868.1 million, or 20.9%, respectively, growth in average low-cost deposits (checking, savings and money market) coupled with a $709 million, or 14%, and a $690.7 million, or 13.8%, respectively, growth in average higher-yielding loans and leases (commercial, consumer and leasing and equipment finance).  Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  Achieving net interest margin growth is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits.  As a result of customer demand for variable-rate products, TCF’s variable-rate commercial and consumer loans (excluding loans at their floor rate) increased $593 million since December 31, 2001.  The net impact of these changes in interest-bearing assets and liabilities has positioned TCF to be more asset sensitive (i.e. more assets than liabilities will be maturing or repricing during the next twelve months).  This positive gap position will benefit TCF in a rising rate environment; however, this positive gap position is reducing net interest income during the current interest rate environment.  Competition for checking, savings and money market deposits, important sources of lower-cost funds for TCF, is intense.  TCF may also experience compression in its net interest margin if the rates paid on deposits increase or as a result of new pricing strategies and lower rates offered on loan products in order to respond to competitive conditions.  See “Market Risk – Interest-Rate Risk” and “Consolidated Financial Condition Analysis – Deposits.”

The following rate/volume analysis details increases (decreases) in net interest income resulting from interest rate and volume changes during the second quarter and first six months of 2002, as compared with the same periods last year.  Changes attributable to changes in the mix of interest-bearing assets and of interest-bearing liabilities have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2002 Versus Same Period in 2001			Six Months Ended June 30, 2002 Versus Same Period in 2001
(In thousands)	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Investments	$(343)	$(383)	$(726)	$(235)	$(1,078)	$(1,313)
Securities available for sale	(1,633)	(791)	(2,424)	(1,593)	(1,241)	(2,834)
Loans held for sale	(766)	(1,259)	(2,025)	1,699	(2,400)	(701)
Loans and leases:
Consumer	7,236	(9,768)	(2,532)	13,492	(20,633)	(7,141)
Commercial real estate	5,087	(4,279)	808	10,476	(9,598)	878
Commercial business	521	(2,507)	(1,986)	1,101	(5,934)	(4,833)
Leasing and equipment finance	1,598	(3,063)	(1,465)	3,613	(6,145)	(2,532)
Subtotal	14,442	(19,617)	(5,175)	28,682	(42,310)	(13,628)
Residential real estate	(16,301)	(1,841)	(18,142)	(33,390)	(4,816)	(38,206)
Total loans and leases	(1,859)	(21,458)	(23,317)	(4,708)	(47,126)	(51,834)
Total interest income	(4,601)	(23,891)	(28,492)	(4,837)	(51,845)	(56,682)
Deposits:
Checking	163	(780)	(617)	326	(1,680)	(1,354)
Savings	1,181	819	2,000	1,733	205	1,938
Money market	300	(3,318)	(3,018)	943	(8,296)	(7,353)
Subtotal	1,644	(3,279)	(1,635)	3,002	(9,771)	(6,769)
Certificates	(5,600)	(11,733)	(17,333)	(12,450)	(25,606)	(38,056)
Total deposits	(3,956)	(15,012)	(18,968)	(9,448)	(35,377)	(44,825)
Borrowings:
Short-term borrowings	(6,127)	(5,487)	(11,614)	(10,241)	(12,561)	(22,802)
Long-term borrowings	(2,043)	(898)	(2,941)	(2,739)	(2,080)	(4,819)
Total borrowings	(8,170)	(6,385)	(14,555)	(12,980)	(14,641)	(27,621)
Total interest expense	(12,126)	(21,397)	(33,523)	(22,428)	(50,018)	(72,446)
Net interest income	$7,525	$(2,494)	$5,031	$17,591	$(1,827)	$15,764

Consolidated Provision for Credit Losses

TCF provided $4.7 million and $13.9 million for credit losses in the second quarter and first six months of 2002, respectively, compared with $5.4 million and $7.8 million for the same periods in 2001.  Net loan and lease charge-offs were $5 million and $13.7 million, or .25% (annualized) and .34% (annualized) of average loans and leases in the second quarter and the first six months of 2002, respectively, compared with $3.9 million and $4.8 million, or .19% (annualized) and .11% (annualized) of average loans and leases for the same 2001 periods.  The year-to-date increases in the provision and net loan and lease charge-offs from 2001, reflect the impact of the growth in the commercial loan and leasing and equipment finance portfolios, coupled with increased charge-offs in these portfolios.  Commercial lending net charge-offs were $195,000 and $5.2 million during the second quarter and first six months of 2002, respectively, compared with net charge-offs of $157,000 and $61,000 for the same periods in 2001.  Included in the commercial lending charge-offs for the first six months of 2002, was $3.6 million related to $7.4 million of loans to a banking customer who is dependent on the transportation industry, which has been severely impacted by the economic slowdown.  Leasing and equipment finance net charge-offs were $2.2 million and $4.6 million during the second quarter and first six months of 2002, respectively, compared with net charge-offs of $3 million and $3.7 million during the same periods in 2001.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting policy which involves a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The allowance for loan and lease losses totaled $75.2 million at June 30, 2002, compared with $75 million at December 31, 2001.  See “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenues for TCF and an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Excluding gains on sales of branches and securities available for sale, non-interest income increased $6.1 million, or 6.4%, to $101.8 million for the second quarter of 2002, compared with $95.7 million for the same period in 2001.  On the same basis, non-interest income increased $20.3 million, or 11.5%, to $196.7 million for the first six months of 2002, compared with $176.4 million for the same period in 2001.

Fees and service charges increased $7 million, or 14.1%, to $56.8 million for the second quarter of 2002, compared with $49.8 million for the second quarter of 2001.  On the same basis, fees and service charge revenues increased $10.8 million, or 11.6%, to $104 million for the first six months of 2002, compared with $93.2 million for the same period in 2001.  These increases reflect the impact of the investment in de novo branch expansion and the increase in the number of retail checking accounts.  TCF added over 117,000 checking accounts during the past twelve months including 30,000 in the second quarter of 2002, and had 1.3 million accounts at June 30, 2002.

Debit card and ATM revenues totaled $23.6 million and $44.8 million for the second quarter and first six months of 2002, respectively, representing an increase of 7.3% and 8.1% from $22 million and $41.4 million for the same 2001 periods.  These increases reflect TCF’s continuing efforts to provide banking services through its EXPRESS TELLER® ATM network and TCF Express Debit Cards.  Included in debit card and ATM revenues are Express Card interchange fees of $11.5 million and $21.5 million, compared with $9.3 million and $17.3 million for the second quarter and first six months ended June 30, 2002 and 2001, respectively.  The significant increase in these fees reflects an increase in the distribution of Express Cards, and an increase in utilization resulting from TCF’s phone card promotion which rewards customers with long distance minutes based on usage.  Pending litigation against VISA®, USA, if successful, could have an adverse impact on future debit card revenues for TCF.

The following table sets forth information about TCF’s ATM network and related cards:

	At June 30,		Change
	2002	2001	Amount	%

Express Debit Cards	1,334,000	1,152,000	182,000	15.8%
Other ATM Cards	149,000	160,000	(11,000)	(6.9)
Total EXPRESS TELLER® ATM cards outstanding	1,483,000	1,312,000	171,000	13.0

Number of EXPRESS TELLER® ATM’s (1)	1,134	1,377	(243)	(17.6)

Percentage of customers with Express Cards who were active users	53.3%	51.3%	2.0%

Average number of transactions per month on active Express Cards for:
the quarter ended	11.8	11.0	0.8	7.3
the six months ended	11.5	10.5	1.0	9.5

(1)          During the first quarter of 2002, the contracts covering 256 EXPRESS TELLER® ATM’s expired and were not renewed.

Also included in debit card and ATM revenues are ATM revenues of $11.8 million and $22.6 million for the second quarter and first six months of 2002, respectively, compared with $11.7 million and $22.3 million for the same 2001 periods.

Leasing and equipment finance revenues totaled $11.8 million and $26.6 million for the second quarter and first six months of 2002, respectively, compared with $13 million and $21.2 million for the same 2001 periods.  The volume and type of these transactions and resulting revenues fluctuate from period to period based on customer-driven factors not within the control of TCF.  The decline in leasing revenues for the second quarter of 2002, was attributable to decreases of $715,000 from operating lease revenues and $434,000 from sales-type lease revenues.  The year-to-date increase in leasing and equipment finance revenues was primarily attributable to an increase of $6.2 million in sales-type lease revenues, partially offset by a decrease of $864,000 from operating lease revenues.

The following table sets forth information about mortgage banking revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(Dollars in thousands)	2002	2001	$	%	2002	2001	$	%

Servicing income	$4,845	$4,180	$665	15.9%	$9,491	$7,940	$1,551	19.5%
Less: Mortgage servicing amortization and impairment	4,757	4,076	681	16.7	8,682	6,580	2,102	31.9
Net servicing income	88	104	(16)	(15.4)	809	1,360	(551)	(40.5)
Gains on sales of loans	1,895	3,373	(1,478)	(43.8)	4,039	3,967	72	1.8
Other income	843	1,358	(515)	(37.9)	1,636	2,027	(391)	(19.3)
Total mortgage banking	$2,826	$4,835	$(2,009)	(41.6)	$6,484	$7,354	$(870)	(11.8)

Mortgage banking revenue decreased $2 million or 41.6% and totaled $2.8 million in the second quarter of 2002, compared with $4.8 million for the same 2001 period.  For the first six months of 2002, mortgage-banking revenue decreased $870,000 or 11.8% and totaled $6.5 million, compared with $7.4 million for the same 2001 period.  These decreases in revenues reflect a decline in mortgage closings, as a result of a decrease in residential mortgage refinancings, coupled with increased amortization of mortgage servicing rights due to high levels of actual and assumed prepayments and an increase in the residential mortgage servicing portfolio.

As noted above, mortgage banking revenues are impacted by the amount of amortization and impairment of mortgage servicing rights.  The capitalization, amortization and impairment of mortgage servicing rights are critical accounting policies to TCF and are subject to significant estimates.  These estimates are based upon loan types, note rates and prepayment assumptions for the overall portfolio.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayments will increase and result in an acceleration in the amortization of the mortgage servicing rights as the underlying portfolio declines and also may result in impairment valuation charges as the value of the mortgage servicing rights declines.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  Any impairment is recognized through a valuation allowance.  See Note 4 of Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes the prepayment speed assumptions used in the determination of the valuation and amortization of mortgage servicing rights as of June 30, 2002:

(Dollars in thousands) Interest Rate Tranche	Unpaid Balance	Prepayment Speed Assumption (annual rate)	Weighted Average Life (in years)
0 to 7.00%	$3,208,386	15.7%	6.1
7.01 to 8.00%	1,817,635	24.1	3.8
8.01 to 9.00%	190,986	30.2	2.8
9.01% to higher	19,651	28.9	2.6
	$5,236,658	18.2	5.2

At June 30, 2002, the sensitivity of the current fair value of mortgage servicing rights to an immediate 10% and 25% adverse change in prepayment speed assumptions is as follows:

(Dollars in millions)	At June 30, 2002

Fair value of mortgage servicing rights	$65.8
Weighted-average life (in years)	5.2
Prepayment speed assumption (annual rate)	18.2%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(3.9)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(7.8)

These sensitivities are hypothetical and should be used with caution.  As the figures indicate, changes in fair value based on a given variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in the above table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumptions.  In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in credit losses or market interest rates), which might either magnify or counteract the sensitivities.

During the first quarter of 2002, TCF recognized a gain of $2 million on the sale of one Michigan branch with $17.1 million in deposits, compared with a gain of $3.3 million on the sale of one Michigan branch with $30 million in deposits for the same 2001 period.  No additional branch sales are anticipated in 2002.

For the first six months of 2002, gains on sales of securities available for sale totaled $6 million on the sale of  $264.5 million of mortgage-backed securities in the first quarter of 2002.  There were no sales of securities available for sale in the first six months of 2001.  During the past four quarters, TCF’s balance sheet strategy has resulted in a $101.3 million, or .9% decrease in total assets.  This included a $698.3 million, or 13.5%, increase in consumer, commercial and leasing and equipment finance loans and leases offset by a $880.7 million, or 17.3%, decrease in securities available for sale and residential mortgage loans.

Consolidated Non-Interest Expense

Non-interest expense totaled $131.9 million for the second quarter 2002, up 4.7% from $126 million for the same 2001 period.  For the first six months of 2002, non-interest expense totaled $263.2 million, up 7.9% from $243.9 million for the same 2001 period.  Compensation and employee benefits expense totaled $73.2 million and $145.5 million for the 2002 second quarter and first six months, respectively, compared with $67.7 million and $130.4 million for the comparable periods in 2001.  The increases were due to costs associated with new branch expansion and the addition of lenders and sales representatives.

Other non-interest expense totaled $32.4 million and $65.8 million for the second quarter and first six months of 2002, respectively, reflecting increases of 3.9% and 10.4% from $31.2 million and $59.6 million for the same 2001 periods, primarily the result of increased expenses associated with expanded retail banking and leasing operations and the higher levels of loan prepayments and addition of loan officers in mortgage banking.

Income Taxes

TCF recorded income tax expense of $31.5 million and $62.2 million for the second quarter and the first six months of 2002, respectively, or 35.23% and 35.25%, respectively, of income before income tax expense, compared with $31.5 million and $60.8 million, or 37.75% of income before income tax expense, for the comparable 2001 periods.  The lower effective tax rate in 2002 primarily reflects the effect of the change in accounting for goodwill, lower state income taxes and the reduced effect of non-deductible expenses as a percentage of pre-tax net income.

TCF has Real Estate Investment Trusts (“REITs”) and related companies, that acquire, hold and manage mortgage assets and other authorized investments to generate income.  These companies are wholly owned subsidiaries, which are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REITs must meet specific provisions of the Internal Revenue Code to continue to qualify as a REIT.  Two specific provisions are an income test and an asset test.  At least 75% of each REIT’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property.  Additionally, at least 75% of each REIT’s assets must be represented by real estate assets.  At June 30, 2002, TCF’s REITs had qualifying income in each REIT of at least 98.52% and qualifying assets in each REIT of at least 89.11%.  If these companies fail to meet any of the required provisions of state and Federal tax laws, the resulting tax consequences would increase TCF’s effective tax rate.

The determination of current and deferred income taxes is a critical accounting policy which is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the differences between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards.  Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by state and Federal taxing authorities.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities. TCF does not have any tax shelters as defined under the Internal Revenue Code.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Investments and Securities Available for Sale

During the first quarter of 2002, TCF took advantage of market conditions and sold $264.5 million of mortgage-backed securities and recognized a $6 million gain on the sale.  There were no sales of securities available for sale in the second quarter of 2002 or the first six months of 2001.  The Company purchased $867.5 million and $550 million of mortgage-backed securities during the first six months of 2002 and 2001, respectively.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

(Dollars in thousands)	At June 30, 2002	At December 31, 2001	Change from December 31, 2001

Consumer:
Home equity	$2,645,844	$2,443,788	8.3%
Other secured	35,973	43,433	(17.2)
Unsecured	18,853	22,112	(14.7)
	2,700,670	2,509,333	7.6

Commercial:
Commercial real estate:
Permanent	1,566,731	1,444,484	8.5
Construction and development	182,739	177,977	2.7
	1,749,470	1,622,461	7.8

Commercial business	428,244	422,381	1.4
	2,177,714	2,044,842	6.5

Leasing and equipment finance:
Equipment finance loans	283,394	271,398	4.4
Lease financings:
Direct financing leases	721,781	691,899	4.3
Sales-type leases	35,031	36,272	(3.4)
Lease residuals	35,134	33,860	3.8
Unearned income and deferred lease costs	(94,968)	(94,300)	.7
Investment in leveraged leases	20,851	17,608	18.4
	717,829	685,339	4.7
	1,001,223	956,737	4.6
Total consumer, commercial and leasing and equipment finance	5,879,607	5,510,912	6.7
Residential real estate	2,249,365	2,733,290	(17.7)
	$8,128,972	$8,244,202	(1.4)

Approximately 69% of the home equity loan portfolio at June 30, 2002 consists of closed-end loans, compared with 70% at December 31, 2001.  In addition, 58% of this portfolio carries a variable interest rate, at June 30, 2002, compared with 51% at December 31, 2001.  At June 30, 2002, the weighted average loan-to-value ratio for the home equity loan portfolio was 71%, compared with 72% at December 31, 2001.

As of June 30, 2002, $745.4 million of the variable rate consumer loans were at their interest rate floors.  These loans will remain at their interest rate floor until interest rates rise above the floor rate.  An increase in the TCF base interest rate of 100 basis points would result in the repricing of $311 million of variable rate consumer loans currently at their floor rate.  A 200 basis point increase in the TCF base rate would result in a total of $533.1 million of these loans repricing at interest rates above their current floor rate.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At June 30, 2002			At December 31, 2001
	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percentage of Total	Over 30-Day Delinquency as a Percentage of Balance
Loan-to-Value Ratios (1):
Over 105% (2)	$6,870.3%		6.00%	$10,203.4%		2.69%
Over 100% to 105% (2)	51,588	1.9	1.80	56,375	2.3	1.43
Over 90% to 100%	402,460	15.2	.83	396,333	16.2	.69
Over 80% to 90%	884,296	33.4	.59	802,094	32.8	.64
80% or less	1,300,630	49.2	.46	1,178,783	48.3	.69
Total	$2,645,844	100.0%	.60	$2,443,788	100.0%	.70

(1)          Loan-to-value is based on the loan amount (current outstanding balance on closed-end loans and the total commitment on lines of credit) plus deferred loan origination costs net of fees and refundable insurance premiums, if any, plus the original amount of senior lien loans, if any.  Property values represent the most recent appraised value or property tax assessment value known to TCF.

(2)          Amount reflects the total outstanding loan balance.  The portion of the loan balance in excess of 100% of the property value is substantially less than the amount included above.

The following table summarizes TCF’s commercial real estate loan portfolio by property type:

(Dollars in thousands)	At June 30, 2002		At December 31, 2001
	Balance	Over 30-Day Delinquency as a Percentage of Balance	Balance	Over 30-Day Delinquency as a Percentage of Balance
Apartments	$490,516.03%		$431,679.03%
Office buildings	371,315	—	364,357.08
Retail services	235,412	—	217,408	—
Hotel and motels	143,003	—	144,424	—
Warehouse/industrial buildings	184,638	—	159,090	—
Health care facilities	36,347	—	24,698	—
Other	288,239.07		280,805.04
Total	$1,749,470.02		$1,622,461.03

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets.  With a primary focus on secured lending, at June 30, 2002, approximately 98% of TCF’s commercial real estate and commercial business loans are secured either by properties or underlying business assets.  At June 30, 2002 and December 31, 2001, the construction and development portfolio included hotel and motel loans of $35.5 million and $31.5 million, respectively, and apartment loans of  $7.6 million and $2.5 million, respectively.  At June 30, 2002, approximately 87% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.

The following table summarizes TCF’s leasing and equipment finance portfolio, which totaled $1 billion at June 30, 2002:

	At June 30, 2002			At December 31, 2001
(Dollars in thousands)	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance
Winthrop (1)	$288,872	28.9%	.82%	$307,335	32.1%	.24%
Wholesale (2)	193,633	19.3	.34	204,792	21.4	.28
Middle market	259,260	25.9	1.74	181,826	19.0	2.14
Truck and trailer	123,318	12.3	5.27	144,485	15.1	7.59
Small ticket (3)	115,289	11.5	.31	100,691	10.5	1.17
Leveraged leases	20,851	2.1	—	17,608	1.9	—
Total	$1,001,223	100.0%	1.42	$956,737	100.0%	1.84

(1)  Winthrop consists primarily of high-tech equipment, computers, telecommunications and point of sale equipment.

(2)  Wholesale includes the discounting and purchase or origination of lease receivables sourced by third party lessors.

(3)  Small ticket includes lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors and franchise organizations.  Individual contracts generally range from $25,000 to $250,000.

Total loan and lease originations for TCF’s leasing businesses were $252.3 million for the first six months of 2002, compared with $264.3 million for the same 2001 period.  During the second quarter of 2002, TCF’s leasing businesses began to see an increase in origination activity with originations increasing to $149.8 million for the quarter, up $47.3 million or 46.2% from the first quarter of 2002.  In addition, the backlog of approved transactions increased to $139.6 million, at June 30, 2002, from $126.1 million at December 31, 2001.  Included in the investment in leveraged leases, at June 30, 2002, is a 100% equity interest in a Boeing 767 aircraft on lease to Delta Airlines in the United States.  The aircraft is in service, the lessee is current on the lease payments and the lease expires in 2010.  This lease represents TCF’s only material direct exposure to the commercial airline industry.  TCF’s expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there is a lower demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as the decline in equipment values for equipment previously placed in service.  TCF Leasing has originated most of its portfolio during recent periods, and consequently the performance of this portfolio may not be reflective of future results and credit quality.  During 2001, TCF discontinued originations in the truck and trailer segment; and in the first quarter of 2002, completed the shutdown of its truck and trailer segment.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and special procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves estimates and management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio and general economic conditions.  The Company considers the allowance for loan and lease losses of $75.2 million adequate to cover losses inherent in the loan and lease portfolios as of June 30, 2002.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process by

TCF, will not require significant increases in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

A summary of the activity of the allowance for loan and lease losses and selected statistics follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2002	2001	2002	2001

Balance at beginning of period	$75,456	$68,136	$75,028	$66,669
Provision for credit losses	4,714	5,422	13,868	7,847
Charge-offs	(6,075)	(5,026)	(15,957)	(7,285)
Recoveries	1,087	1,135	2,243	2,436
Net charge-offs	(4,988)	(3,891)	(13,714)	(4,849)
Balance at end of period	$75,182	$69,667	$75,182	$69,667

Ratio of annualized net loan and lease charge-offs to average loans and leases outstanding	.25%	.19%	.34%	.11%

Allowance for loan and lease losses as a percentage of total loans and leases at period end	.92%	.83%	.92%	.83%

Allowance for loan and lease losses as a multiple of annualized net charge-offs	3.8X	4.5X	2.7X	7.2X

Additional information on the allowance for loan and lease losses follows:

	At or For the Six Months Ended June 30, 2002			At or For the Year Ended December 31, 2001
(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio
Consumer	$7,581	$2,700,670.28%		$8,355	$2,509,333.33%
Commercial real estate	23,817	1,749,470	1.36	24,459	1,622,461	1.51
Commercial business	13,655	428,244	3.19	12,117	422,381	2.87
Leasing and equipment finance	12,185	1,001,223	1.22	11,774	956,737	1.23
Unallocated	16,139	—	N.A.	16,139	—	N.A.
Subtotal	73,377	5,879,607	1.25	72,844	5,510,912	1.32
Residential real estate	1,805	2,249,365.08		2,184	2,733,290.08
Total	$75,182	$8,128,972.92		$75,028	$8,244,202.91

N.A.  Not applicable.

The allocated allowance balances for TCF’s residential and consumer loan portfolios, at June 30, 2002, reflect the Company’s credit quality and related low level of net charge-offs for these portfolios.  The increase in the allocated allowance for leasing and equipment finance losses reflects the continued growth in the portfolio and the increase in charge-offs in the leasing and equipment finance portfolio.  The allocated allowances for these portfolios do not reflect any significant changes in estimation methods or assumptions.

The slight increase in TCF’s allowance for loan and lease losses as a percentage of total loans and leases, at June 30, 2002, reflects the impact of the continued growth in the commercial loan and leasing and equipment finance portfolios coupled with increased charge-offs in these portfolios.  Net loan and lease charge-offs were $5 million and $13.7 million, or .25% (annualized) and .34% (annualized) of average loans and leases outstanding in the second quarter and first six months of 2002, respectively, compared with $3.9 million and $4.8 million or .19% (annualized) and .11% (annualized) of average loans and leases for the same periods of 2001 and $8.7 million, or .43% (annualized) of average loans and leases in the first quarter of 2002.  Commercial real estate net charge-offs were $1.6 million and $2.1 million during the second quarter and first six months of 2002, respectively, compared with net recoveries of $16,000 and net charge-offs of $33,000 for the same periods in 2001.  The increase in commercial real estate net charge-offs is primarily attributable to a $1.6 million charge-off on a commercial real estate property transferred to other real estate owned in the second quarter of 2002.  Commercial business net charge-offs were $195,000 and $5.2 million during the second quarter and first six months of 2002, respectively, compared with net charge-offs of $157,000 and $61,000 for the same periods in 2001.  Commercial business charge-offs for the first six months of 2002 included a $3.6 million charge-off in the first quarter of 2002 related to $7.4 million of loans to a banking customer who is dependent on the transportation industry, which has been severely impacted by the economic slowdown.  In addition to the charge-off relating to these loans, TCF has provided an additional allowance on 50% of the remaining balance.  Leasing and equipment finance net charge-offs were $2.2 million and $4.6 million during the second quarter and first six months of 2002, respectively, compared with net charge-offs of $3 million and $3.7 million for the same period of 2001.  The charge-offs in the leasing and equipment finance portfolio, during the second quarter of 2002, were primarily in the discontinued truck and trailer division.

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended				Six Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002		June 30, 2001
(Dollars in thousands)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)

Consumer	$938.14%		$707.12%		$1,853.14%		$1,058.09%
Commercial real estate	1,630.38		(16)	—	2,069.24		33	—
Commercial business	195.18		157.15		5,191	2.37	61.03
Leasing and equipment finance
Winthrop	43.06		1,505	1.73	62.04		1,599.92
Wholesale	671	1.39	688	1.45	962.98		688.76
Middle market	298.50		206.68		445.43		243.43
Truck and trailer	1,034	3.23	276.74		2,562	3.48	536.73
Small ticket	183.69		368	1.65	576	1.13	631	1.45
Leveraged leases	—	—	—	—	—	—	—	—
Total leasing and equipment finance	2,229.90		3,043	1.32	4,607.95		3,697.82
Subtotal	4,992.35		3,891.31		13,720.48		4,849.19
Residential real estate	(4)	—	—	—	(6)	—	—	—
Total	$4,988.25		$3,891.19		$13,714.34		$4,849.11

(1) Annualized.

Non-Performing Assets

Non-performing assets consisting of non-accrual loans and leases and other real estate owned totaled $67.6 million, or .84% of net loans and leases at June 30, 2002, compared with $66.6 million, or .82% at December 31, 2001.  Approximately 54% of non-performing assets at June 30, 2002 consist of, or are secured by, residential real estate.  Non-performing assets are summarized in the following table:

(Dollars in thousands)	At June 30, 2002	At December 31, 2001
Non-accrual loans and leases:
Consumer	$14,823	$16,473
Commercial real estate	712	11,135
Commercial business	7,374	3,550
Leasing and equipment finance, net	13,694	11,723
Residential real estate	6,758	6,959
Total non-accrual loans and leases, net	43,361	49,840
Non-recourse discounted lease rentals	—	2,134
Total non-accrual loans and leases, gross	43,361	51,974
Other real estate owned:
Commercial real estate	10,681	1,825
Residential real estate	13,568	12,830
Total other real estate owned	24,249	14,655
Total non-performing assets, gross	$67,610	$66,629
Total non-performing assets, net	$67,610	$64,495

Accruing loans and leases 90 days or more past due	$4,024	$5,129

Gross non-performing assets as a percentage of net loans and leases	.84%	.82%

Gross non-performing assets as a percentage of total assets	.59%	.59%

The over 30-day delinquency rate on TCF’s loans and leases (excluding loans held for sale and non-accrual loans and leases) was ..51% of loans and leases outstanding at June 30, 2002, compared with .57% at year-end 2001.   TCF’s delinquency rates are determined using the contractual method.   The following table sets forth information regarding TCF’s over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

	At June 30, 2002		At December 31, 2001
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio

Consumer	$16,331.61%		$17,939.72%
Commercial real estate	334.02		538.03
Commercial business	246.06		526.13
Leasing and equipment finance	13,996	1.42	17,393	1.84
Residential real estate	10,710.48		10,377.38
Total	$41,617.51		$46,773.57

TCF’s over 30-day delinquency on total leasing and equipment finance decreased to 1.42% at June 30, 2002 from 1.84% at December 31, 2001.  The decline in delinquencies in the leasing and equipment finance portfolio during the first six months of 2002 was primarily in the discontinued truck and trailer segment.  Delinquencies in this segment of the leasing and equipment finance portfolio were $6.1 million, or 5.3% at June 30, 2002, compared with $11 million, or 7.6%, at December 31, 2001.  Non-accrual loans and leases in the truck and trailer segment of the leasing and equipment finance portfolio decreased to $6.7 million at June 30, 2002, from $6.9 million at December 31, 2001.

In addition to the non-accrual loans and leases and accruing loans and leases 90 or more days past due, there were $81.2 million of loans and leases at June 30, 2002, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $71.9 million at December 31, 2001.  This amount consists of loans and leases that were classified for regulatory purposes as substandard or doubtful, or were to customers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  Although these loans and leases are generally secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing.

The recorded investment in loans that are considered to be impaired was $13.1 million at June 30, 2002, down from $18.8 million at December 31, 2001.  The related allowance for credit losses was $5.1 million at June 30, 2002, compared with $5 million at December 31, 2001.  All of the impaired loans were on non-accrual status.  The average recorded investment in impaired loans during the three months ended June 30, 2002 was $13.3 million, compared with $19 million for the 2002 first quarter.  Management monitors the performance and classification of such loans and leases and the financial condition of these borrowers.

Deposits

Checking, savings and money market deposits are an important source of lower-cost funds and fee income for TCF.   Deposits totaled $7.6 billion at June 30, 2002, up $457.7 million from December 31, 2001.   The increase in deposits is net of the impact of the previously noted branch sale during the first quarter of 2002.  Lower interest-cost checking, savings and money market deposits totaled $5.4 billion, up $618.8 million from December 31, 2001, and comprised 71.4% of total deposits at June 30, 2002, compared with 67.3% of total deposits at December 31, 2001.  Average annualized fee revenue per retail checking account for the first six months of 2002 was $206, compared with $207 for the comparable period ending June 30, 2001.  Higher interest-cost certificates of deposit decreased $161.1 million from December 31, 2001 as a result of TCF’s disciplined pricing and the availability of other lower-cost funding sources.   TCF’s weighted-average rate for deposits, including non-interest-bearing deposits, was 1.34% at June 30, 2002, down from 1.49% at December 31, 2001.

TCF continued to expand its supermarket banking franchise by opening 3 new branches during the 2002 second quarter.   TCF now has 238 supermarket branches, up from 222 such branches a year ago.  Supermarket banking continues to play an important role in TCF’s growth, as these branches are consistent generators of account growth in both deposit and lending products.  Additional information regarding TCF’s supermarket branches is as follows:

	At or For the Six Months Ended June 30,		Increase
(Dollars in thousands)	2002	2001	(Decrease)	% Change
Number of branches	238	222	16	7.2%
Number of deposit accounts	793,471	699,597	93,874	13.4
Deposits:
Checking	$685,934	$544,111	$141,823	26.1
Savings	434,571	165,016	269,555	163.4
Money market	119,997	120,461	(464)	(0.4)
Subtotal	1,240,502	829,588	410,914	49.5
Certificates	246,934	312,339	(65,405)	(20.9)
Total	$1,487,436	$1,141,927	$345,509	30.3

Average rate on deposits	1.22%	1.91%	(.69)%	N.A.
Total fees and other revenues (quarter ended)	$41,258	$35,074	$6,184	17.6
Total fees and other revenues (year-to-date)	$74,574	$64,710	$9,864	15.2
Consumer loans outstanding	$340,915	$263,328	$77,587	29.5

N.A.  Not applicable.

Borrowings

Borrowings totaled $2.7 billion at June 30, 2002, down $320.9 million from year-end 2001.  The decrease was primarily due to increased deposit funding, which reduces reliance on borrowings.  Included in long-term borrowings at June 30, 2002, are $1.3 billion of fixed-rate FHLB advances and reverse repurchase agreements which are callable at par on certain anniversary dates and quarterly thereafter until maturity.  If called, replacement funding will be provided by the counterparties at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions.  The weighted-average rate on borrowings increased to 5.07% at June 30, 2002, from 4.85% at December 31, 2001, primarily due to the increase in long-term borrowings as a percentage of total borrowings.  At June 30, 2002, borrowings with a maturity of one year or less totaled $553.1 million.

Stockholders’ Equity

Stockholders’ equity at June 30, 2002 was $920.1 million, or 8% of total assets, up from $917 million, or 8.1% of total assets, at December 31, 2001.  The increase in stockholders’ equity is primarily due to net income of $114.3 million for the six months ended June 30, 2002, a $17 million increase in accumulated other comprehensive income and the $9.8 million repayment of all outstanding loans to the officers’ and directors’ deferred compensation plans, partially offset by the repurchase of 2 million shares of TCF’s common stock at a cost of $99.6 million and the payment of $43.3 million in dividends on common stock.  Since January 1, 1998, the Company has repurchased 20.5 million shares of TCF’s common stock at an average cost of $31.11 per share.  At June 30, 2002, average total equity to average assets was 8.07% compared with 7.78% at December 31, 2001.  On July 23, 2002, TCF declared a regular quarterly dividend of 28.75 cents per common share, payable on August 30, 2002 to shareholders of record as of August 2, 2002.

MARKET RISK – INTEREST RATE RISK

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

Although the measure is subject to a number of assumptions and is only one of a number of measurements, management believes that interest rate gap (difference between interest-earning assets and interest-bearing liabilities repricing within a given period) is an important indication of TCF’s exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment.  While gap has some limitations, which include no future asset or liability production and a static interest rate environment which can result in large quarterly changes due to changes of the above items, interest rate gap calculates the net asset or liability sensitivity at a point in time.  In addition to the interest rate gap analysis, management also utilizes a simulation model to measure and manage TCF’s interest rate risk, relative to a base case scenario.

TCF’s one-year adjusted interest rate gap was a positive $872.7 million, or 7.6% of total assets, at June 30, 2002, compared with a positive $241.8 million, or 2% of total assets at December 31, 2001.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing.  TCF’s one year interest rate gap has increased $630.9 million since December 31, 2001.  TCF has managed this change by repositioning the balance sheet for a rising short-term interest rate environment.

TCF’s consumer and commercial loans tied to a floating interest rate (prime or LIBOR) have increased $593 million in the first six months of 2002.  This is primarily due to TCF meeting customer demand by offering variable-rate loans.  TCF has experienced growth in non-rate sensitive checking accounts and has experienced a lengthening of the maturity of certificates of deposit.

TCF’s interest margin is positioned to benefit from rising short-term rates due to a positive gap position.  TCF would also likely benefit from an increase in short-term interest rates as this might signify that economic conditions are improving.  An increase in short-term interest rates would affect origination mix and origination volumes.

While this positive gap may compress net interest income in the short-term or if the current interest rate environment continues for an extended period of time, TCF believes this positive gap to be warranted based on current rates being well below the historical averages and the consequently greater possibility over time of higher rates versus lower rates.  In addition, if long-term interest rates decrease, TCF could experience an increase in prepayments of residential loans and mortgage-backed securities.

Management’s interest rate gap assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, a general rise or decline in interest rates, and the possibility that the FHLB will exercise its option to call certain of TCF’s longer-term FHLB advances.  Decisions by management to purchase or sell assets, or retire or restructure debt could change the maturity/repricing and spread relationships.

Earnings Teleconference

TCF hosts quarterly conference calls to discuss its financial results.   Additional information regarding TCF’s conference calls can be obtained from the investor relations section within TCF’s web site at www.tcfexpress.com or by contacting TCF’s Corporate Communications Department at (952) 745-2760.

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

In April 2002, the Securities and Exchange Commission (“SEC”) issued Release Nos. 33-8089 and 34-45741 covering the acceleration of periodic report filing dates.  The proposed rule would move the filing dates for both annual filings on Form 10-K and quarterly filings on Form 10-Q from 90 days and 45 days, respectively, to 60 days and 30 days, respectively.  The SEC is currently proposing that these new filing dates take effect with annual filings after October 31, 2002.  TCF will meet these accelerated filing deadlines, if adopted as proposed.

On July 1, 2002, TCF received the approval of the Office of the Comptroller of the Currency to merge TCF National Bank Colorado into TCF National Bank.  The merger of these wholly-owned bank charters was completed in July 2002.

Management Certification of Financial Reports

On June 28, 2002, the SEC issued Release No. 2002-96, requiring the chief executive and chief financial officers of certain publicly traded companies to personally certify — in writing, under oath and for publication — that their most recent reports filed with the SEC are both complete and accurate.  Although TCF was not included in the SEC’s listing of 947 companies, management of TCF has decided to voluntarily provide this certification.  A separate Form 8-K was filed voluntarily containing such management certification.  Also, on July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law requiring chief executive and chief financial officers to sign a management certification related to the current filing.  See Exhibit 99 for such certifications for this second quarter 2002 Form 10-Q.

Forward-Looking Information

This report and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.   In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.   Forward-looking statements deal with matters that do not relate strictly to historical facts.   TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.   These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.  The terrorist attacks on September 11, 2001 and related subsequent developments, have had an adverse impact on the United States’ economy and could have a continuing adverse impact on the economy and the Company’s business, most likely by reducing capital and consumer spending.  Such developments could result in decreased demand for TCF’s products and services, and increased credit losses.  Several recent high-profile instances of financial reporting irregularities, unrelated to the Company, have given rise to concerns about the accounting practices of public companies, and resulted in demands for additional regulatory requirements and improved controls over accounting practices.  Adverse public reaction to such developments, including a loss of investor confidence and stock market declines, may contribute to economic malaise with a negative impact on the Company’s business.  Also, additional regulatory and financial reporting requirements may impose added costs or other burdens on the Company.  Investors should consult TCF’s Annual Report to Shareholders and periodic reports on Forms 10-Q, 10-K and 8-K for additional important information about the Company.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per-share data)	At June 30, 2002	At March 31, 2002	At Dec. 31, 2001	At Sept. 30, 2001	At June 30, 2001	At March 31, 2001
SELECTED FINANCIAL CONDITION DATA:
Total assets	$11,527,351	$11,170,583	$11,358,715	$11,723,353	$11,628,663	$11,845,124
Securities available for sale	1,965,664	1,556,798	1,584,661	1,794,136	1,843,871	1,928,338
Residential real estate loans	2,249,365	2,468,431	2,733,290	3,122,970	3,251,813	3,450,311
Other loans and leases	5,879,607	5,693,330	5,510,912	5,334,359	5,181,260	5,010,256
Deposits	7,556,626	7,293,972	7,098,958	7,057,945	6,916,145	7,030,818
Borrowings	2,702,133	2,610,712	3,023,025	3,459,286	3,571,501	3,675,428
Stockholders equity	920,088	921,847	917,033	898,486	890,369	895,066

	Three Months Ended
	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
SELECTED OPERATIONS DATA:
Interest income	$184,234	$184,371	$195,777	$205,545	$212,726	$212,561
Interest expense	59,925	59,847	70,031	83,138	93,448	98,770
Net interest income	124,309	124,524	125,746	122,407	119,278	113,791
Provision for credit losses	4,714	9,154	6,955	6,076	5,422	2,425
Net interest income after provision for credit losses	119,595	115,370	118,791	116,331	113,856	111,366
Non-interest income:
Fees and other revenues	101,788	94,924	95,621	95,295	95,650	80,741
Gains on sales of branches	—	1,962	—	—	—	3,316
Gains on sales of securities available for sale	—	6,044	863	—	—	—
Total	101,788	102,930	96,484	95,295	95,650	84,057
Non-interest expense:
Amortization of goodwill	—	—	1,944	1,944	1,945	1,944
Other non-interest expense	131,886	131,297	129,484	124,715	124,008	116,012
Total	131,886	131,297	131,428	126,659	125,953	117,956
Income before income tax expense	89,497	87,003	83,847	84,967	83,553	77,467
Income tax expense	31,526	30,686	29,652	32,077	31,539	29,244
Net income	$57,971	$56,317	$54,195	$52,890	$52,014	$48,223

Per common share:
Basic earnings	$.78	$.75	$.73	$.70	$.68	$.62
Diluted earnings	$.78	$.75	$.72	$.69	$.67	$.62
Dividends declared	$.2875	$.2875	$.25	$.25	$.25	$.25

FINANCIAL RATIOS: (1)
Return on average assets	2.04%	2.01%	1.88%	1.81%	1.78%	1.71%
Return on average realized common equity	25.75	24.86	24.44	23.68	23.22	21.47
Return on average common equity	25.36	24.68	23.92	23.48	23.37	21.54
Average total equity to average assets	8.03	8.15	7.85	7.72	7.61	7.93
Average tangible equity to average assets	6.68	6.77	6.50	6.36	6.23	6.48
Net interest margin	4.76	4.83	4.74	4.55	4.40	4.35

(1)      Annualized

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information (continued)

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Six Months Ended June 30,
	2002			2001
(Dollars in thousands)	Average Balance	Interest (1)	Yields and Rates (2)	Average Balance	Interest (1)	Yields and Rates (2)
Assets:
Investments	$155,015	$3,473	4.48%	$163,405	$4,786	5.86%
Securities available for sale (3)	1,644,385	53,134	6.46	1,693,749	55,968	6.61
Loans held for sale	404,959	11,536	5.70	351,705	12,237	6.96
Loans and leases:
Consumer	2,574,235	102,001	7.92	2,270,555	109,142	9.61
Commercial real estate	1,706,741	58,551	6.86	1,423,174	57,673	8.10
Commercial business	437,602	11,651	5.32	408,670	16,484	8.07
Leasing and equipment finance	973,613	43,453	8.93	899,131	45,985	10.23
Subtotal	5,692,191	215,656	7.58	5,001,530	229,284	9.17
Residential real estate	2,473,813	84,806	6.86	3,441,536	123,012	7.15
Total loans and leases (4)	8,166,004	300,462	7.36	8,443,066	352,296	8.35
Total interest-earning assets	10,370,363	368,605	7.11	10,651,925	425,287	7.99
Other assets (5)	929,683			847,534
Total assets	$11,300,046			$11,499,459

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits	$1,805,543			$1,509,919
Interest-bearing deposits:
Checking	895,903	821.18		764,636	2,175.57
Savings	1,370,698	6,498.95		999,221	4,560.91
Money market	940,728	5,300	1.13	871,020	12,653	2.91
Subtotal	3,207,329	12,619.79		2,634,877	19,388	1.47
Certificates	2,197,845	37,205	3.39	2,710,817	75,261	5.55
Total interest-bearing deposits	5,405,174	49,824	1.84	5,345,694	94,649	3.54
Total deposits	7,210,717	49,824	1.38	6,855,613	94,649	2.76
Borrowings:
Short-term borrowings	510,685	4,579	1.79	1,080,802	27,381	5.07
Long-term borrowings	2,285,359	65,369	5.72	2,381,049	70,188	5.90
Total borrowings	2,796,044	69,948	5.00	3,461,851	97,569	5.64
Total interest-bearing liabilities	8,201,218	119,772	2.92	8,807,545	192,218	4.36
Total deposits and borrowings	10,006,761	119,772	2.39	10,317,464	192,218	3.73
Other liabilities (5)	380,950			289,520
Total liabilities	10,387,711			10,606,984
Stockholders’ equity (5)	912,335			892,475
Total liabilities and stockholders’ equity	$11,300,046			$11,499,459

Net interest income and margin		$248,833	4.80%		$233,069	4.38%

(1)  Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis.  Tax-exempt income of

$68,000 and $82,000 was recognized during the six months ended June 30, 2002 and 2001, respectively.

(2)  Annualized.

(3)  Average balance and yield of securities available for sale are based upon the historical amortized cost.

(4)  Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)  Average balance is based upon month-end balances.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, TCF is a party to legal proceedings arising out of its general lending and operating activities.  TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan collection activities.  From time to time, borrowers and other customers have also brought actions against TCF, in some cases claiming substantial amounts of damages.  Financial services companies are subject to class actions, and TCF has had such actions brought against it from time to time. Management, after review with its legal counsel, believes that the ultimate disposition of its litigation will not have a material effect on TCF’s financial condition.  Among other possible developments, adverse decisions in litigation dealing with ATM surcharges, or pending litigation against Visa and Mastercard affecting debit card fees could have an adverse impact on TCF.

In 1992 and 1995, TCF National Bank (or predecessor institutions) filed actions in the United States Court of Federal Claims seeking monetary damages against the United States for breach of contract, taking of property without just compensation and deprivation of property without due process based on the government’s breach of contracts in connection with the acquisition of certain savings associations prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), which contracts permitted the treatment of “supervisory goodwill” created by the acquisition as an asset that could be included in regulatory capital, and permitted other favorable regulatory accounting treatment.  The TCF National Bank actions involve a variety of different types of transactions, contracts and contract provisions.  There can be no assurance that decisions in other “supervisory goodwill” cases will mean that a similar result would be obtained in the actions filed by TCF National Bank.  There also can be no assurance that the government will be determined liable in connection with the loss of supervisory goodwill by TCF National Bank or, even if a determination favorable to TCF National Bank is made on the issue of the government’s liability, that a measure of damages will be employed that will permit any recovery on TCF National Bank’s claim.  Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of these cases, and investors should not anticipate any recovery.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 8, 2002, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of March 11, 2002 in connection with the two matters indicated below.  Following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter:

	For	Withheld	Abstain	Nonvote
1. Election of Directors:
Rodney P. Burwell	63,754,804	1,744,762	N/A	N/A
William A. Cooper	63,761,895	1,737,671	N/A	N/A
Thomas A. Cusick	63,716,851	1,782,715	N/A	N/A
Thomas J. McGough	63,757,223	1,742,343	N/A	N/A

2. To ratify the appointment of KPMG LLP as the Company’s independent accountants.	64,381,853	1,003,829	113,884	N/A

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits.

See Index to Exhibits on page 40 of this report.

(b)           Reports on Form 8-K.

A Current Report on Form 8-K, dated May 2, 2002, was submitted furnishing certain investor presentation materials under Item 9 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION

/s/ William A. Cooper
William A. Cooper, Chairman of the Board, Chief Executive Officer and Director

/s/ Neil W. Brown
Neil W. Brown, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

Dated:   August 6, 2002

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.	N/A

10(c)*

Amended and Restated TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated effective as of January 1, 2000 [incorporated by reference to Exhibit 10(c) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(c) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(c) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002.

10(d)*

Amended and Restated Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002.

10(l)*

TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated effective as of January 1, 2000 [incorporated by reference to Exhibit 10(n) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as further amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002.

10(r)*

TCF Directors Deferred Compensation Plan [incorporated by reference to Plan filed with registrant’s definitive proxy statement dated March 15, 1995, No. 001-10253]; as amended October 22, 1996 [incorporated by reference to Exhibit 10(x) to TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, No. 001-10253]; amendment adopted effective September 30, 1998 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as further amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002.

10(s)*

Trust Agreement for TCF Directors Deferred Compensation Plan; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as further amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002.

99*	Statement Pursuant to Title 18 United States Code Section 1350

*  Filed herein.