Form 10-Q
period 2002-09-30
TCF FINANCIAL CORP
filed 2002-11-05
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2002

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

Yes         ☒                                            No           ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common Stock, $.01 par value	74,115,730 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Statements of Financial Condition at September 30, 2002 and December 31, 2001

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Supplementary Information

Part II. Other Information

Items 1-6

Signatures

Certifications

Index to Exhibits

PART 1 - FINANCIAL STATEMENTS

ITEM 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At September 30, 2002	At December 31, 2001
ASSETS

Cash and due from banks	$362,840	$386,700
Investments	155,421	155,942
Securities available for sale	2,252,786	1,584,661
Loans held for sale	515,621	451,609
Loans and leases:
Consumer	2,872,528	2,509,333
Commercial real estate	1,781,827	1,622,461
Commercial business	436,314	422,381
Leasing and equipment finance	1,016,149	956,737
Subtotal	6,106,818	5,510,912
Residential real estate	1,975,481	2,733,290
Total loans and leases	8,082,299	8,244,202
Allowance for loan and lease losses	(76,157)	(75,028)
Net loans and leases	8,006,142	8,169,174
Premises and equipment, net	231,125	215,237
Goodwill	145,462	145,462
Deposit base intangibles	7,990	9,244
Mortgage servicing rights, net	62,437	58,261
Other assets	230,507	182,425
	$11,970,331	$11,358,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Checking	$2,794,380	$2,536,865
Savings	1,947,695	1,290,816
Money market	894,914	951,033
Subtotal	5,636,989	4,778,714
Certificates	2,023,508	2,320,244
Total deposits	7,660,497	7,098,958
Short-term borrowings	679,589	719,859
Long-term borrowings	2,275,706	2,303,166
Total borrowings	2,955,295	3,023,025
Accrued expenses and other liabilities	404,249	319,699
Total liabilities	11,020,041	10,441,682
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,646,375 and 92,719,544 shares issued	926	927
Additional paid-in capital	518,641	520,940
Retained earnings, subject to certain restrictions	1,074,098	965,454
Accumulated other comprehensive income	40,207	6,229
Treasury stock at cost, 18,284,028 and 15,787,716 shares, and other	(683,582)	(576,517)
Total stockholders’ equity	950,290	917,033
	$11,970,331	$11,358,715

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income:
Loans and leases	$145,424	$168,128	$445,886	$520,424
Securities available for sale	30,814	29,226	83,948	85,194
Loans held for sale	4,436	5,997	15,972	18,234
Investments	1,732	2,194	5,205	6,980
Total interest income	182,406	205,545	551,011	630,832
Interest expense:
Deposits	24,282	38,049	74,106	132,698
Borrowings	34,355	45,089	104,303	142,658
Total interest expense	58,637	83,138	178,409	275,356
Net interest income	123,769	122,407	372,602	355,476
Provision for credit losses	4,071	6,076	17,939	13,923
Net interest income after provision for credit losses	119,698	116,331	354,663	341,553
Non-interest income:
Fees and service charges	59,041	49,055	163,692	142,628
Debit card and ATM revenues	23,851	23,079	68,027	64,143
Investments and insurance commissions	4,255	2,920	10,890	8,652
Subtotal	87,147	75,054	242,609	215,423
Leasing and equipment finance	13,136	11,720	39,771	32,950
Mortgage banking	(1,373)	3,632	5,111	10,986
Other	3,665	4,889	11,796	12,327
Fees and other revenues	102,575	95,295	299,287	271,686
Gains on sales of branches	—	—	1,962	3,316
Gains on sales of securities available for sale	2,662	—	8,706	—
Other non-interest income	2,662	—	10,668	3,316
Total non-interest income	105,237	95,295	309,955	275,002
Non-interest expense:
Compensation and employee benefits	73,229	68,263	218,728	198,686
Occupancy and equipment	20,539	19,668	61,332	58,773
Advertising and promotions	5,640	5,495	16,773	16,410
Amortization of goodwill	—	1,944	—	5,833
Other	34,815	31,289	100,573	90,866
Total non-interest expense	134,223	126,659	397,406	370,568
Income before income tax expense	90,712	84,967	267,212	245,987
Income tax expense	31,845	32,077	94,057	92,860
Net income	$58,867	$52,890	$173,155	$153,127

Net income per common share:
Basic	$.81	$.70	$2.34	$2.01
Diluted	$.80	$.69	$2.33	$1.98

Dividends declared per common share	$.2875	$.25	$.8625	$.75

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$173,155	$153,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,911	36,642
Provision for credit losses	17,939	13,923
Proceeds from sales of loans held for sale	1,762,138	1,424,430
Principal collected on loans held for sale	10,950	9,362
Originations and purchases of loans held for sale	(1,827,678)	(1,605,602)
Net decrease in other assets and accrued expenses and other liabilities	32,178	62,121
Gains on sales of assets	(11,070)	(3,530)
Other, net	(9,662)	(5,684)

Total adjustments	19,706	(68,338)

Net cash provided by operating activities	192,861	84,789

Cash flows from investing activities:
Principal collected on loans and leases	2,398,111	2,318,226
Originations and purchases of loans	(2,016,014)	(1,973,786)
Purchases of equipment for lease financing	(336,568)	(338,984)
Proceeds from sales of securities available for sale	355,427	—
Proceeds from maturities of and principal collected on securities available for sale	406,387	243,666
Purchases of securities available for sale	(1,369,139)	(582,533)
Net (increase) decrease in Federal Home Loan Bank stock	3,126	(23,062)
Purchases of premises and equipment	(40,452)	(31,096)
Sales of deposits, net of cash paid	(15,206)	(26,958)
Repayments of loans to deferred compensation plans	9,783	—
Other, net	2,027	(19,717)

Net cash used by investing activities	(602,518)	(434,244)

Cash flows from financing activities:
Net increase in deposits	578,651	196,167
Net increase (decrease) in short-term borrowings	(40,270)	286,400
Proceeds from long-term borrowings	39,664	550,211
Payments on long-term borrowings	(7,655)	(497,346)
Purchases of common stock	(127,647)	(145,537)
Dividends on common stock	(64,511)	(58,468)
Other, net	7,565	7,313

Net cash provided by financing activities	385,797	338,740

Net decrease in cash and due from banks	(23,860)	(10,715)
Cash and due from banks at beginning of period	386,700	392,007
Cash and due from banks at end of period	$362,840	$381,292

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$177,789	$281,989
Income taxes	$57,069	$23,887
Transfer of loans and leases to other assets	$42,236	$22,440

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total
Balance, December 31, 2000	92,755,659	$928	$508,682	$835,605	$(9,868)	$(425,127)	$910,220
Comprehensive income:
Net income	—	—	—	153,127	—	—	153,127
Other comprehensive income	—	—	—	—	32,936	—	32,936
Comprehensive income	—	—	—	153,127	32,936	—	186,063
Dividends on common stock	—	—	—	(58,468)	—	—	(58,468)
Repurchase of 3,610,237 shares	—	—	—	—	—	(145,537)	(145,537)
Issuance of 180,450 shares	—	—	2,167	—	—	(2,167)	—
Cancellation of shares	(31,666)	(1)	(1,307)	—	—	501	(807)
Amortization of deferred compensation	—	—	—	—	—	8,207	8,207
Exercise of stock options, 84,514 shares	—	—	886	—	—	2,341	3,227
Change in shares held in trust for deferred compensation plans, at cost	—	—	8,719	—	—	(8,719)	—
Purchase of TCF stock to fund the Employees Stock Purchase Plan, net	—	—	41	—	—	—	41
Loan to deferred compensation plans	—	—	—	—	—	(4,460)	(4,460)
Balance, September 30, 2001	92,723,993	$927	$519,188	$930,264	$23,068	$(574,961)	$898,486

Balance, December 31, 2001	92,719,544	$927	$520,940	$965,454	$6,229	$(576,517)	$917,033
Comprehensive income:
Net income	—	—	—	173,155	—	—	173,155
Other comprehensive income	—	—	—	—	33,978	—	33,978
Comprehensive income	—	—	—	173,155	33,978	—	207,133
Dividends on common stock	—	—	—	(64,511)	—	—	(64,511)
Repurchase of 2,603,558 shares	—	—	—	—	—	(127,647)	(127,647)
Issuance of 55,590 shares	—	—	1,079	—	—	(1,079)	—
Cancellation of shares	(73,169)	(1)	(3,301)	—	—	546	(2,756)
Amortization of deferred compensation	—	—	28	—	—	8,164	8,192
Exercise of stock options, 51,656 shares	—	—	1,512	—	—	1,551	3,063
Change in shares held in trust for deferred compensation plans, at cost	—	—	(1,617)	—	—	1,617	—
Repayment of loans to deferred compensation plans	—	—	—	—	—	9,783	9,783
Balance, September 30, 2002	92,646,375	$926	$518,641	$1,074,098	$40,207	$(683,582)	$950,290

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.  The material in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and for the year then ended.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For consolidated statements of cash flow purposes, cash and cash equivalents include cash and due from banks.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share data)	2002	2001	2002	2001

Reported net income	$58,867	$52,890	$173,155	$153,127

Add back: Amortization of goodwill, net of applicable income taxes	—	1,900	—	5,701
Adjusted net income	$58,867	$54,790	$173,155	$158,828

Net income per common share:
Basic
Reported net income	$.81	$.70	$2.34	$2.01
Amortization of goodwill, net of applicable income taxes	—	.03	—	.07
Adjusted net income	$.81	$.73	$2.34	$2.08

Diluted
Reported net income	$.80	$.69	$2.33	$1.98
Amortization of goodwill, net of applicable income taxes	—	.03	—	.08
Adjusted net income	$.80	$.72	$2.33	$2.06

(3)   Investments and Securities Available for Sale

Total investments and securities available for sale consist of the following:

	At September 30, 2002		At December 31, 2001
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments
Federal Home Loan Bank stock	$128,855	$128,855	$131,181	$131,181
Federal Reserve Bank stock	23,962	23,962	23,847	23,847
Interest-bearing deposits with banks	2,604	2,604	914	914
Total investments	155,421	155,421	155,942	155,942

Securities Available for Sale
Mortgage-backed securities:
Federal agencies	2,169,185	2,233,084	1,547,374	1,558,086
Private issuer and collateralized mortgage obligations	19,780	18,952	26,828	25,925
U.S. Government and other marketable securities	750	750	650	650
Total securities available for sale	2,189,715	2,252,786	1,574,852	1,584,661
Total investments and securities available for sale	$2,345,136	$2,408,207	$1,730,794	$1,740,603

(4)   Intangible Assets and Goodwill

Intangible assets and goodwill as of September 30, 2002 are summarized as follows:

	As of September 30, 2002
(In thousands)	Gross Amount(1)	Accumulated Amortization	Net Amount(1)

Amortizable intangible assets:
Mortgage servicing rights	$91,517	$(29,080)	$62,437
Deposit base intangibles	21,180	(13,190)	7,990
Total	$112,697	$(42,270)	$70,427

Unamortizable intangible assets:
Goodwill included in Banking Segment	$145,462		$145,462

(1)  Net of valuation allowance for mortgage servicing rights.

Amortization expense for intangible assets was $16.3 million for the nine months ended September 30, 2002.  The following table shows the estimated future amortization expense for amortized intangible assets based on existing asset balances and the interest rate environment as of September 30, 2002.  The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon changes in mortgage interest rates, prepayment rates and market conditions.

(In thousands)	Mortgage Servicing Rights	Deposit Base Intangibles	Total
Estimated Amortization Expense:

For the remaining three months ending December 31, 2002	$7,077	$418	$7,495

For the year ended December 31, 2003	16,286	1,666	17,952
For the year ended December 31, 2004	13,029	1,662	14,691
For the year ended December 31, 2005	10,423	1,659	12,082
For the year ended December 31, 2006	8,339	1,630	9,969
For the year ended December 31, 2007	6,671	913	7,584

At January 1, 2002, management finalized its impairment testing as required under SFAS No. 142 and concluded that goodwill was not impaired.  There have been no subsequent events that have occurred that would change the conclusion reached.

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001

Gross balance at beginning of period	$70,181	$54,204	$63,607	$41,032
Purchases and originations	9,451	8,587	25,707	27,439
Amortization	(6,349)	(4,473)	(15,031)	(10,153)
Impairment write-down	—	—	(1,000)	—
Gross balance at end of period	73,283	58,318	73,283	58,318
Allowance balance at beginning of period	4,346	1,846	5,346	946
Provision for impairment	6,500	500	6,500	1,400
Impairment write-down	—	—	(1,000)	—
Allowance balance at end of period	10,846	2,346	10,846	2,346
Total mortgage servicing rights, net	$62,437	$55,972	$62,437	$55,972

The estimated fair value of mortgage servicing rights included in the Consolidated Statements of Financial Condition at September 30, 2002 was approximately $62.4 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved.  Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

(5)   Stockholders’ Equity

Treasury stock and other consists of the following:

(In thousands)	At September 30, 2002	At December 31, 2001

Treasury stock, at cost	$(587,812)	$(463,394)
Shares held in trust for deferred compensation plans, at cost	(70,035)	(71,652)
Unamortized deferred compensation	(25,735)	(31,688)
Loans to deferred compensation plans	—	(9,783)
	$(683,582)	$(576,517)

TCF purchased 2.6 million shares of its common stock during the first nine months of 2002, compared with 3.6 million shares for the same 2001 period.  At September 30, 2002, TCF had 4.1 million shares remaining in its stock repurchase programs authorized by the Board of Directors.

During the 2002 second quarter, TCF’s Board of Directors decided to eliminate the loan feature from its officers’ and directors’ deferred compensation plans and requested and received repayment in full of all outstanding loans totaling $9.8 million.  The deferred compensation plans sold 166,665 shares of TCF common stock owned by plan participants to repay the outstanding loans to the plans.

The following tables set forth the Company’s and its subsidiary bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

	Actual		Minimum Capital Requirement		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2002:
Tier 1 leverage capital
TCF Financial Corporation	$752,488	6.54%	$344,936	3.00%	$407,552	3.54%
TCF National Bank	750,333	6.53	344,546	3.00	405,787	3.53

Tier 1 risk-based capital
TCF Financial Corporation	752,488	9.78	307,681	4.00	444,807	5.78
TCF National Bank	750,333	9.77	307,186	4.00	443,147	5.77

Total risk-based capital
TCF Financial Corporation	828,737	10.77	615,362	8.00	213,375	2.77
TCF National Bank	826,582	10.76	614,373	8.00	212,209	2.76

	Actual		Minimum Capital Requirement		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Tier 1 leverage capital
TCF Financial Corporation	$758,728	6.62%	$343,996	3.00%	$414,732	3.62%
TCF National Bank	711,586	6.26	341,147	3.00	370,439	3.26

Tier 1 risk-based capital
TCF Financial Corporation	758,728	10.24	296,260	4.00	462,468	6.24
TCF National Bank	711,586	9.72	292,781	4.00	418,805	5.72

Total risk-based capital
TCF Financial Corporation	833,821	11.26	592,520	8.00	241,301	3.26
TCF National Bank	786,305	10.74	585,562	8.00	200,743	2.74

At September 30, 2002, TCF and its bank subsidiary exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

TCF’s pipeline of locked residential mortgage loan commitments are considered derivatives and are recorded at fair value, with the changes in fair value recognized in gains on the sale of loans held for sale in the consolidated statements of income.  TCF economically hedges its risk of changes in the fair value of locked residential mortgage loan commitments due to changes in interest rates through the use of forward sales contracts.  Forward sales contracts require TCF to deliver qualifying residential mortgage loans or pools of loans at a specified future date at a specified price or yield.  Such forward sales contracts hedging the pipeline of locked residential mortgage loan commitments are derivatives and are recorded at fair value, with changes in fair value recognized in gains on sales of loans held for sale.  TCF also utilizes forward sales contracts to hedge its risk of changes in the fair value of its residential loans held for sale. The forward sales contracts hedging the residential loans held for sale are recorded at fair value, with changes in fair value recognized in gains on sales of loans held for sale as is the offsetting change in the fair value of hedged loans.  Because the fair value of the residential loans held for sale is hedged with forward sales contracts of the same loan types, or substantially the same loan types, the hedges are highly effective at managing the risk of changing fair values of such loans.  Any differences between the changes in fair value of the hedged residential loans held for sale and in the fair value of the forward sales contracts (defined as ineffectiveness under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) are not expected to be material due to the nature of the hedging instruments and are required to be recorded in the consolidated statements of income.  During the first nine months of 2002 and 2001, the ineffectiveness of the fair value hedges was recorded in gains on sales of loans and was not material.  Forward mortgage loan sales commitments totaled $695.1 million at September 30, 2002 and $490.9 million at December 31, 2001.

(7)   Business Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Three Months Ended September 30, 2002

Revenues from external customers:
Interest income	$158,380	20,945	3,080	1	—	$182,406
Non-interest income	93,467	13,136	(1,373)	7	—	105,237
Total	$251,847	34,081	1,707	8	—	$287,643

Net interest income	$108,750	10,011	4,585	(11)	434	$123,769
Provision for credit losses	2,288	1,783	—	—	—	4,071
Non-interest income	93,467	13,134	(940)	23,754	(24,178)	105,237
Non-interest expense	119,592	10,333	5,161	22,881	(23,744)	134,223
Income tax expense (benefit)	28,479	3,951	(507)	(78)	—	31,845
Net income (loss)	$51,858	7,078	(1,009)	940	—	$58,867

Total assets	$11,551,138	1,057,917	396,041	79,128	(1,113,893)	$11,970,331

At or For the Three Months Ended September 30, 2001

Revenues from external customers:
Interest income	$179,597	21,837	4,028	83	—	$205,545
Non-interest income	79,926	11,720	3,632	17	—	95,295
Total	$259,523	33,557	7,660	100	—	$300,840

Net interest income	$108,017	9,583	3,890	110	807	$122,407
Provision for credit losses	1,631	4,445	—	—	—	6,076
Non-interest income	79,926	11,720	4,439	24,542	(25,332)	95,295
Amortization of goodwill	1,838	106	—	—	—	1,944
Other non-interest expense	110,525	9,084	5,407	24,224	(24,525)	124,715
Income tax expense	27,862	2,896	1,105	214	—	32,077
Net income	$46,087	4,772	1,817	214	—	$52,890

Total assets	$11,353,242	967,154	308,703	75,281	(981,027)	$11,723,353

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Nine Months Ended September 30, 2002

Revenues from external customers:
Interest income	$476,584	64,398	10,029	—	—	$551,011
Non-interest income	263,828	39,771	5,111	1,245	—	309,955
Total	$740,412	104,169	15,140	1,245	—	$860,966

Net interest income	$327,037	30,734	13,639	(28)	1,220	$372,602
Provision for credit losses	11,044	6,895	—	—	—	17,939
Non-interest income	263,828	39,950	6,331	71,452	(71,606)	309,955
Non-interest expense	349,265	30,023	17,026	71,478	(70,386)	397,406
Income tax expense (benefit)	81,625	12,278	1,060	(906)	—	94,057
Net income	$148,931	21,488	1,884	852	—	$173,155

At or For the Nine Months Ended September 30, 2001

Revenues from external customers:
Interest income	$552,553	67,822	10,204	253	—	$630,832
Non-interest income	231,010	32,950	10,986	56	—	275,002
Total	$783,563	100,772	21,190	309	—	$905,834

Net interest income	$312,565	30,079	9,571	444	2,817	$355,476
Provision for credit losses	4,076	9,847	—	—	—	13,923
Non-interest income	231,010	32,950	13,801	71,247	(74,006)	275,002
Amortization of goodwill	5,513	320	—	—	—	5,833
Other non-interest expense	318,528	28,257	15,301	73,838	(71,189)	364,735
Income tax expense (benefit)	81,257	9,296	3,052	(745)	—	92,860
Net income (loss)	$134,201	15,309	5,019	(1,402)	—	$153,127

(8)   Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share data)	2002	2001	2002	2001

Basic Earnings Per Common Share

Net income	$58,867	$52,890	$173,155	$153,127

Weighted average shares outstanding	74,706,152	77,847,635	75,639,151	78,675,256
Unvested restricted stock grants(1)	(1,644,604)	(2,397,729)	(1,645,514)	(2,386,396)
Weighted average common shares outstanding for basic earnings per common share	73,061,548	75,449,906	73,993,637	76,288,860

Basic earnings per common share	$.81	$.70	$2.34	$2.01

Diluted Earnings Per Common Share

Net income	$58,867	$52,890	$173,155	$153,127

Weighted average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted average common shares outstanding used in basic earnings per common share calculation	73,061,548	75,449,906	73,993,637	76,288,860
Net dilutive effect of:
Stock option plans	118,063	159,083	132,267	151,264
Restricted stock plans(1)	222,436	869,151	217,941	839,537
	73,402,047	76,478,140	74,343,845	77,279,661

Diluted earnings per common share	$.80	$.69	$2.33	$1.98

(1)          At September 30, 2002 and September 30, 2001, there were 1,145,000 shares and 1,135,000 shares, respectively, of performance-based restricted stock granted to certain executive officers which will vest only if certain earnings per share goals are achieved by 2008.  Failure to achieve the goals will result in all or a portion of the shares being forfeited. In accordance with SFAS No. 128, “Earnings per Share,” these shares have been deducted from weighted average shares outstanding used for the computation of basic and diluted earnings per common share, as all necessary conditions for inclusion have not been satisfied.  The remaining unvested restricted stock grants vest over specified time periods, and are included in the computation of diluted earnings per common share in accordance with the treasury stock method prescribed in SFAS No. 128.

(9)   Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale.  The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
Net income	$58,867	$52,890	$173,155	$153,127

Other comprehensive income before tax:
Unrealized holding gains arising during the period on securities available for sale	29,368	53,778	61,968	51,952

Reclassification adjustment for gains included in net income	(2,662)	—	(8,706)	—

Income tax expense	9,682	19,630	19,284	19,016

Total other comprehensive income, net of tax	17,024	34,148	33,978	32,936

Comprehensive income	$75,891	$87,038	$207,133	$186,063

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. – Management's Discussion and Analysis of Financial

Condition and Results of Operations

CORPORATE PROFILE

TCF is a national financial holding company of one federally chartered bank, TCF National Bank.  After receiving regulatory approval, TCF merged its Colorado bank charter into TCF National Bank on July 26, 2002.  The merger of the bank charters did not significantly change TCF’s operations. TCF National Bank, headquartered in Minnesota, had 384 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana at September 30, 2002.  Other affiliates provide leasing and equipment finance, mortgage banking, brokerage and investment and insurance sales.

TCF provides convenient financial services through multiple channels to customers located primarily in the Midwest.  TCF has developed products and services designed to meet the needs of consumers.  The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branch and automated teller machine (“ATM”) networks, and telephone and Internet banking.  TCF’s philosophy is to generate top-line revenue growth (net interest income and fees and other revenues) through business lines that emphasize higher yielding assets and lower interest-cost deposits.  The Company’s growth strategies include new branch expansion and the development of new products and services designed to build on its core businesses and expand into complementary products and services through emerging businesses and strategic initiatives.

TCF’s core businesses are comprised of mature traditional bank branches, EXPRESS TELLER® ATMs, and commercial, consumer and mortgage lending.  TCF emphasizes the “Totally Free” checking account as its anchor account, which provides opportunities to cross sell other convenience products and services and generate additional fee income.  TCF’s strategy is to originate high credit quality, primarily secured loans and earn profits through lower interest-cost deposits.  Commercial loans are generally made on local properties or to local customers, and are virtually all secured.  TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate closed-end loans and lines of credit.

TCF’s emerging businesses and products are comprised of supermarket bank branches, including supermarket consumer lending, leasing and equipment finance, VISA® debit cards, and Internet and college campus banking.  TCF’s most significant de novo strategy has been its supermarket branch expansion.  The Company opened its first supermarket branch in 1988, and now has 241 supermarket branches, with $1.5 billion in deposits.  TCF has the nation’s 4th largest supermarket banking branch system.  The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking as well as the continued success and viability of TCF’s supermarket partners and TCF’s ability to maintain leases or license agreements for its supermarket branch locations. TCF is subject to the risk, among others, that its license for a location or locations will terminate upon the sale of that location or locations by its supermarket partner.  See “Consolidated Financial Condition Analysis – Deposits.”  TCF entered the leasing business through its 1997 acquisition of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases computers and other business-essential equipment to companies nationwide.  The Company expanded its leasing operations in September 1999 through TCF Leasing, Inc. (“TCF Leasing”), a de novo general equipment leasing business.  See “Consolidated Financial Condition Analysis – Loans and Leases.” The Company’s VISA debit card program has also grown significantly since its inception in 1996.  According to a June 30, 2002 statistical report issued by VISA, TCF, with approximately 1.4 million cards outstanding, was the 13th largest VISA debit card issuer in the United States, based on the number of cards outstanding, and the 11th largest based on sales volume of $725.9 million for the 2002 second quarter.

TCF’s strategic initiatives complement the Company’s core and emerging businesses.  TCF’s new products have been significant contributors to the growth in fees and other revenues generated by checking accounts and loan products.  Currently, TCF’s strategic initiatives include continued investment in new branch expansion and new loan and deposit products, including card products designed to provide additional convenience to deposit and loan customers, and pursuing business opportunities generated by its EXPRESS TELLER® ATM network.  In June 2001, the Company launched a securities brokerage operation, TCF Express Trade, Inc.  The Company is also planning to launch additional insurance and investment products during the upcoming year.

TCF does not have any unconsolidated subsidiaries, partnerships, special purpose entities or other forms of off-balance-sheet borrowings.  The Company does not use derivatives to manage interest rate risk.  TCF has not issued trust preferred or other quasi-equity instruments.  The Company does not report “pro forma earnings.” TCF does not have foreign loans or other foreign exposures and has not purchased any bank owned life insurance (BOLI).  The Company adopted the fair value method of accounting for stock compensation pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation” in 2000.  TCF has used stock options as a form of employee compensation only to a limited extent, and the number of stock options outstanding as a percentage of total shares outstanding is less than .5%.

RESULTS OF OPERATIONS

TCF reported diluted earnings per common share of 80 cents and $2.33 for the third quarter and first nine months of 2002, respectively, compared with 69 cents and $1.98, for the same 2001 periods.  Net income was $58.9 million and $173.2 million for the third quarter and first nine months of 2002, respectively, compared with $52.9 million and $153.1 million for the same 2001 periods.  The first nine months of 2002 results included a $1.3 million after-tax gain on sale of a branch, or 2 cents per diluted common share, compared with a $2.1 million after-tax gain on sale of a branch, or 3 cents per common share for the same period in 2001.  For the third quarter of 2002, return on average assets was 2.03%, compared with 1.81% for the same 2001 period and return on average realized common equity was 26.19%, compared with 23.68% for the same 2001 period.  For the first nine months of 2002, return on average assets and return on average realized common equity were 2.03% and 25.66%, respectively, compared with 1.77% and 22.80% for the same 2001 period.  In 2002, new accounting rules under generally accepted accounting principles (“GAAP”) eliminated the amortization of goodwill.  Goodwill amortization reduced net income in the third quarter and first nine months of 2001 by $1.9 million or 3 cents per diluted common share and $5.7 million or 8 cents per diluted common share, respectively.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial banking, small business banking, private banking, consumer lending, residential lending and treasury services, reported net income of $51.9 million and $148.9 million for the third quarter and first nine months of 2002, up 12.5% and 11% from $46.1 million and $134.2 million for the same 2001 periods.  Net interest income for the third quarter and first nine months of 2002 was $108.8 million and $327 million, respectively, up from $108 million and $312.6 million for the same 2001 periods.  The provision for credit losses totaled $2.3 million and $11 million for the third quarter and first nine months of 2002, respectively, up from $1.6 million and $4.1 million for the same 2001 periods.  The increase in provision for credit losses is primarily a result of increased net charge-offs and growth in the loan portfolio.  Non-interest income (excluding gains on sales of branches and securities available for sale) totaled $90.8 million and $253.2 million for the third quarter and first nine months of 2002, respectively, up 13.6% and 11.2% from $79.9 million and $227.7 million for the same 2001 periods.  This improvement was driven by increased fees, service charges and debit card and ATM revenues generated by TCF’s expanding branch network and customer base.  Non-interest expense (excluding amortization of goodwill) totaled $119.6 million and $349.3 million for the third quarter and first nine months of 2002, respectively, up 8.2% and 9.6% from $110.5 million and $318.5 million for the same 2001 periods.  The increases were primarily due to the costs associated with new branch expansion, and the addition of lenders and sales representatives in banking operations.

TCF has significantly expanded its retail banking franchise in recent periods and had 384 retail banking branches at September 30, 2002.   Since January 1, 1998, TCF has opened 208 new branches, of which 187 were supermarket branches.   See “Consolidated Financial Condition Analysis – Deposits.”  During the third quarter of 2002, TCF continued expanding its retail banking franchise by opening seven new branches.  During the fourth quarter of 2002, TCF anticipates opening nine more branches consisting of seven traditional branches and two supermarket branches.  For 2003, TCF anticipates opening 25 new branches consisting of 19 new traditional branches and six new supermarket branches.  On October 2, 2002, one Colorado supermarket branch was closed involuntarily when TCF’s supermarket partner in Colorado sold a store and discontinued TCF’s license agreement for this location.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly owned subsidiaries Winthrop and TCF Leasing, provides a broad range of comprehensive lease and equipment finance products.  This operating segment reported net income of $7.1 million and $21.5 million for the third quarter and first nine months of 2002, respectively, up 48.3% and 40.4% from $4.8 million and $15.3 million, for the same 2001 periods.  Net interest income for the third quarter and first nine months of 2002 was $10 million and $30.7 million, respectively, up 4.5% and 2.2% from $9.6 million and $30.1 million from the same 2001 periods.  The provision for credit losses for this operating segment totaled $1.8 million and $6.9 million for the third quarter and first nine months of 2002, respectively, down from $4.4 million and $9.8 million for the same 2001 periods, primarily as a result of decreased delinquencies.  Non-interest income totaled $13.1 million and $40 million for the third quarter and first nine months of 2002, respectively, up 12.1% and 21.2% from $11.7 million and $33 million for the same 2001 periods. The volume and type of these transactions and resulting revenues fluctuate from period to period based on customer driven factors not within the control of TCF.  On a year-to-date basis, the increase in non-interest income is primarily due to higher levels of sales-type lease transactions.  Non-interest expense (excluding amortization of goodwill) totaled $10.3 million and $30 million for the third quarter and first nine months of 2002, respectively, up 13.7% and 6.2% from $9.1 million and $28.3 million for the same 2001 periods.  The year-to-date increase was primarily a result of the growth experienced in TCF Leasing.

MORTGAGE BANKING activities include the origination and purchase of residential mortgage loans, generally for sale to third parties with servicing retained.   This operating segment reported a net loss of $1 million and net income of $1.9 million for the third quarter and first nine months of 2002, respectively, compared with net income of $1.8 million and $5 million for the same 2001 periods.  Non-interest income was a negative $940,000 and a positive $6.3 million for the third quarter and first nine months of 2002, respectively, down from $4.4 million and $13.8 million for the same 2001 periods.  TCF’s mortgage banking operations funded $749.4 million in loans during the third quarter of 2002, up from $701.9 million in the third quarter of 2001, primarily as a result of a resurgence in refinancing activity driven by lower mortgage interest rates.  Mortgage applications in process (mortgage pipeline) increased $467.7 million from June 30, 2002 to $895.6 million at September 30, 2002.  The increased refinance activity led to sharply higher prepayments and assumed future prepayments in TCF’s servicing portfolio and led to impairment and amortization expense on mortgage servicing rights of $12.8 million for the third quarter of 2002, up from $5 million during the third quarter of 2001.  The increased amortization and impairment were partially offset by the increased loan production activity and related increase in gains on sales of loans.  See Note 4 of Notes to the Consolidated Financial Statements for further discussion. Non-interest expense totaled $5.2 million and $17 million for the third quarter and first nine months of 2002, respectively, down 4.5% and up 11.3% from $5.4 million and $15.3 million for the same 2001 periods.  Contributing to the year-to-date increase in non-interest expense were increased expenses resulting from the higher level of loan prepayments and increased compensation expense due to the addition of loan officers.

Consolidated Net Interest Income

Net interest income for the third quarter of 2002 was $123.8 million, compared with $122.4 million for the third quarter of 2001 and $124.3 million for the 2002 second quarter.  The net interest margin for the third quarter 2002 was 4.68%, compared with 4.55% for the same 2001 period and 4.76% for the second quarter of 2002.  TCF’s third quarter 2002 net interest income increased $1.4 million over the comparable 2001 period, $8.3 million due to volume changes, partially offset by a $6.9 million decrease due to rate changes.  Net interest income for the first nine months of 2002 was $372.6 million, compared with $355.5 million for the same 2001 period.  The net interest margin for the first nine months of 2002 was 4.76%, compared with 4.43% for the same period of 2001.  Net interest income for the first nine months of 2002 improved by $9.1 million due to volume changes and $8.0 million due to rate changes.  The improvement in net interest income and net interest margin during the third quarter and first nine months of 2002 was primarily due to growth in average low-cost deposits (checking, savings and money market) up $1.1 billion, or 24.9%, during the third quarter of 2002 and $940.9 million, or 22.3%, during the first nine months of 2002 coupled with growth in average higher-yielding loans and leases (commercial, consumer and leasing and equipment finance) of $752.8 million, or 14.4%, during the third quarter and $711.6 million, or 14%, during the first nine months of 2002 and lower borrowing costs.  These increases were partially offset by decreases of $901.5 million, or 18.2%, and $977.1 million, or 19.3%, for the third quarter and first nine months of 2002, respectively, in lower-yielding residential mortgages and mortgage-backed securities.

Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  Achieving net interest margin growth is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits.  As a result of customer demand for variable-rate products, TCF’s variable-rate commercial and consumer loans (excluding loans at their floor rate) increased $745 million since December 31, 2001.  The net impact of these changes in interest-bearing assets and liabilities has positioned TCF to be more asset sensitive (i.e. more assets than liabilities will be maturing or repricing during the next twelve months).  Although this positive gap position will benefit TCF in a rising rate environment, if interest rates remain at current levels or fall further, net interest income may decline and the net interest margin may compress.  Competition for checking, savings and money market deposits, important sources of lower-cost funds for TCF, is intense.  TCF may also experience compression in its net interest margin if the rates paid on deposits increase or as a result of new pricing strategies and lower rates offered on loan products in order to respond to competitive conditions.  See “Market Risk – Interest-Rate Risk” and “Consolidated Financial Condition Analysis – Deposits.”

The following rate/volume analysis details increases (decreases) in net interest income resulting from interest rate and volume changes during the third quarter and first nine months of 2002, as compared with the same periods last year.  Changes attributable to changes in the mix of interest-bearing assets and of interest-bearing liabilities have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2002 Versus Same Period in 2001			Nine Months Ended September 30, 2002 Versus Same Period in 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Investments	$(182)	$(280)	$(462)	$(427)	$(1,348)	$(1,775)
Securities available for sale	2,495	(907)	1,588	512	(1,758)	(1,246)
Loans held for sale	(101)	(1,460)	(1,561)	787	(3,049)	(2,262)
Loans and leases:
Consumer	8,062	(9,243)	(1,181)	13,107	(21,429)	(8,322)
Commercial real estate	4,647	(3,845)	802	10,396	(8,716)	1,680
Commercial business	498	(1,919)	(1,421)	677	(6,931)	(6,254)
Leasing and equipment finance	1,698	(2,590)	(892)	3,086	(6,510)	(3,424)
Subtotal	14,905	(17,597)	(2,692)	27,266	(43,586)	(16,320)
Residential real estate	(18,016)	(1,996)	(20,012)	(51,422)	(6,796)	(58,218)
Total loans and leases	(3,111)	(19,593)	(22,704)	(24,156)	(50,382)	(74,538)
Total interest income	(899)	(22,240)	(23,139)	(23,284)	(56,537)	(79,821)
Deposits:
Checking	111	(615)	(504)	170	(2,028)	(1,858)
Savings	1,442	1,855	3,297	3,379	1,856	5,235
Money market	(40)	(2,528)	(2,568)	294	(10,215)	(9,921)
Subtotal	1,513	(1,288)	225	3,843	(10,387)	(6,544)
Certificates	(5,221)	(8,771)	(13,992)	(17,636)	(34,412)	(52,048)
Total deposits	(3,708)	(10,059)	(13,767)	(13,793)	(44,799)	(58,592)
Borrowings:
Short-term borrowings	(4,911)	(4,003)	(8,914)	(15,251)	(16,465)	(31,716)
Long-term borrowings	(544)	(1,276)	(1,820)	(3,317)	(3,322)	(6,639)
Total borrowings	(5,455)	(5,279)	(10,734)	(18,568)	(19,787)	(38,355)
Total interest expense	(9,163)	(15,338)	(24,501)	(32,361)	(64,586)	(96,947)
Net interest income	$8,264	$(6,902)	$1,362	$9,077	$8,049	$17,126

Consolidated Provision for Credit Losses

TCF provided $4.1 million and $17.9 million for credit losses in the third quarter and first nine months of 2002, respectively, compared with $6.1 million and $13.9 million for the same periods in 2001.  Net loan and lease charge-offs were $3.1 million and $16.8 million, or .15% (annualized) and .28% (annualized) of average loans and leases in the third quarter and the first nine months of 2002, respectively, compared with $2.1 million and $7 million, or .10% (annualized) and .11% (annualized) of average loans and leases for the same 2001 periods.  The increase in the first nine months of 2002 in the provision and net loan and lease charge-offs from the comparable 2001 period, reflects the impact of the growth in the consumer, commercial business, commercial real estate and leasing and equipment finance portfolios, coupled with increased charge-offs in these portfolios.  Commercial lending net charge-offs were $407,000 and $5.6 million during the third quarter and first nine months of 2002, respectively, compared with net charge-offs of $22,000 and $83,000 for the same periods in 2001.  Included in the commercial lending charge-offs for the first nine months of 2002, was $4 million related to $7.4 million of loans to a banking customer who is dependent on the transportation industry, which has been severely impacted by the economic slowdown.  Leasing and equipment finance net charge-offs were $1.6 million and $6.2 million during the third quarter and first nine months of 2002, respectively, compared with net charge-offs of $1.5 million and $5.2 million during the same periods in 2001.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting policy which involves a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The allowance for loan and lease losses totaled $76.2 million at September 30, 2002, compared with $75 million at December 31, 2001.  See “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenues for TCF and an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Excluding gains on sales of branches and securities available for sale, non-interest income increased $7.3 million, or 7.6%, to $102.6 million for the third quarter of 2002, compared with $95.3 million for the same period in 2001.  This increase was driven by increased fees, service charges, debit card and ATM revenues and investment and insurance revenues generated by TCF’s expanding branch network and customer base.  On the same basis, non-interest income increased $27.6 million, or 10.2%, to $299.3 million for the first nine months of 2002, compared with $271.7 million for the same period in 2001.

Fees and service charges increased $10 million, or 20.4%, to $59 million for the third quarter of 2002, compared with $49.1 million for the third quarter of 2001.  On the same basis, fees and service charge revenues increased $21.1 million, or 14.8%, to $163.7 million for the first nine months of 2002, compared with $142.6 million for the same period in 2001.  These increases reflect the impact of the investment in new branch expansion and the increase in the number of retail checking accounts.  TCF added over 106,000 checking accounts during the past twelve months including 24,000 in the third quarter of 2002, and had 1,337,722 accounts at September 30, 2002.

Debit card and ATM revenues totaled $23.9 million and $68 million for the third quarter and first nine months of 2002, respectively, representing an increase of 3.3% and 6.1% from $23.1 million and $64.1 million for the same 2001 periods.  These increases reflect TCF’s continuing efforts to provide banking services through its EXPRESS TELLER® ATM network and TCF Express Debit Cards.  Debit card revenues consist primarily of Express Card interchange fees received for handling off-line customer transactions (signature based) processed through the VISA® association system.  The ATM interchange fees received for handling on-line customer transactions (PIN based), which are processed through various regional ATM networks, are included in ATM revenues.  Express Card interchange fees are higher than ATM interchange fees.  TCF has begun to experience a shift in sales volumes from off-line transactions toward on-line transactions.  TCF’s efforts to increase the number of cards outstanding and the number of customer transactions should lessen the impact on future debit card and ATM revenues of a continued change in mix of transactions.  Included in debit card and ATM revenues are Express Card interchange fees of $11.8 million and $33.4 million, compared with $10.1 million and $27.5 million for the third quarter and first nine months ended September 30, 2002 and 2001, respectively.  The significant increase in these fees reflects an increase in the distribution of Express Cards, and an increase in utilization which is promoted by TCF’s phone card program rewarding customers with long distance minutes based on usage.  While TCF is not a party to the pending debit card class action litigation against VISA®, USA and Mastercard, a ruling against VISA® and Mastercard could also have an adverse impact on future debit card revenues for TCF.

The following table sets forth information about TCF’s ATM network and related cards:

	At September 30,		Change
(Dollars in thousands)	2002	2001	Amount	%

Express Debit Cards	1,358,000	1,179,000	179,000	15.2%
Other ATM Cards	156,000	164,000	(8,000)	(4.9)
Total EXPRESS TELLER® ATM cards outstanding	1,514,000	1,343,000	171,000	12.7

Number of EXPRESS TELLER® ATM’s(1)	1,151	1,355	(204)	(15.1)

Percentage of customers with Express Cards who were active users	53.0%	50.8%	2.2%

Average number of transactions per month on active Express Cards for:
the quarter ended	11.8	11.2	0.6	5.4
the nine months ended	11.6	10.7	0.9	8.4

TCF Express Card off-line sales volume for:
the quarter ended	$749,461	$618,323	$131,138	21.2
the nine months ended	2,151,484	1,743,300	408,184	23.4

(1)          During the first quarter of 2002, the contracts covering 256 EXPRESS TELLER® ATM’s expired and were not renewed.

Also included in debit card and ATM revenues were ATM revenues of $12 million and $34.6 million for the third quarter and first nine months of 2002, respectively, compared with $12.2 million and $34.5 million for the same 2001 periods.

Leasing and equipment finance revenues totaled $13.1 million and $39.8 million for the third quarter and first nine months of 2002, respectively, compared with $11.7 million and $33 million for the same 2001 periods.  The volume and type of these transactions and resulting revenues fluctuate from period to period based on customer-driven factors not within the control of TCF.  The increase in leasing revenues for the third quarter and first nine months of 2002, respectively, was attributable to increases of $1.6 million and $7.7 million from sales-type lease revenues, partially offset by decreases of $336,000 and $1.2 million from operating lease revenues.

The following table sets forth information about mortgage banking revenues:

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
(Dollars in thousands)	2002	2001	$	%		2002	2001	$	%

Servicing income	$5,358	$4,316	$1,042	24.1%		$14,849	$12,256	$2,593	21.2%
Less:
Mortgage servicing amortization	6,349	4,473	1,876	41.9		15,031	10,153	4,878	48.0
Mortgage servicing impairment	6,500	500	6,000	N.M	.	6,500	1,400	5,100	N.M .
Net servicing income (loss)	(7,491)	(657)	(6,834)	N.M	.	(6,682)	703	(7,385)	N.M .
Gains on sales of loans	5,063	3,277	1,786	54.5		9,102	7,244	1,858	25.6
Other income	1,055	1,012	43	4.2		2,691	3,039	(348)	(11.5)
Total mortgage banking	$(1,373)	$3,632	$(5,005)	N.M.		$5,111	$10,986	$(5,875)	(53.5)

N.M. Not meaningful.

Mortgage banking revenue decreased $5 million and was a negative $1.4 million in the third quarter of 2002, compared with revenue of $3.6 million for the same 2001 period.  For the first nine months of 2002, mortgage-banking revenue decreased $5.9 million, or 53.5%, and totaled $5.1 million, compared with $11 million for the same 2001 period.

The following table sets forth further information about mortgage banking:

(Dollars in thousands)	September 30, 2002		December 31, 2001		Change
					$		%

Third party servicing portfolio	$5,235,636		$4,679,355		$556,281		11.9%
Weighted average note rate	6.90%		7.13%		(.23)%

Mortgage pipeline	$895,592		$606,676		$288,916		47.6

Capitalized mortgage servicing rights, net	$62,437		$58,261		$4,176		7.2
Mortgage servicing rights as a percentage of servicing portfolio	1.19%		1.25%		(.06)%

Average service fee (basis points)	33.1	bps	32.6	bps	.5	bps

Mortgage servicing rights as a multiple of average service fee	3.6	X	3.8	X	(0.2	)X	(5.3)

Mortgage banking revenues are impacted by the amount of amortization and impairment of mortgage servicing rights.  The capitalization, amortization and impairment of mortgage servicing rights are critical accounting policies to TCF and are subject to significant estimates.  These estimates are based upon loan types, note rates and prepayment assumptions for the overall portfolio.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights declines.  TCF evaluates its capitalized mortgage servicing rights for impairment on a quarterly basis.  TCF experienced increased refinance activity during the third quarter driven by lower mortgage interest rates, which led to higher prepayments and assumed prepayments in TCF’s servicing portfolio and increased amortization of mortgage servicing rights.  Additionally, in light of increased anticipated prepayments, TCF recognized $6.5 million of impairment on the mortgage servicing rights asset for the third quarter and first nine months of 2002, compared with $500,000 for the third quarter and $1.4 million for the first nine months of 2001, respectively.  However, increased mortgage loan production activity and the related increase in gains on sales of loans partially offset the impairment during the third quarter of 2002.  See Note 4 of Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes the prepayment speed assumptions used in the determination of the valuation and amortization of mortgage servicing rights as of September 30, 2002:

(Dollars in thousands)	Unpaid Balance	Prepayment Speed Assumption (annual rate)	Weighted Average Life (in years)
Interest Rate Tranche
0 to 7.00%	$3,487,831	19.6%	5.3
7.01 to 8.00%	1,566,431	28.8	3.3
8.01 to 9.00%	163,493	33.2	2.6
9.01% to higher	17,881	29.5	2.8
	$5,235,636	22.9	4.5

At September 30, 2002, the sensitivity of the current fair value of mortgage servicing rights to a hypothetical  immediate 10% and 25% adverse change in prepayment speed assumptions is as follows:

(Dollars in millions)	At September 30, 2002

Fair value of mortgage servicing rights	$62.4
Weighted-average life (in years)	4.5
Weighted-average prepayment speed assumption (annual rate)	22.9%
Weighted-average discount rate	9.9%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(3.2)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(7.4)

These sensitivities are theoretical and should be used with caution.  As the figures indicate, changes in fair value based on a given variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in the above table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumptions.  In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in discount rates or market interest rates), which might either magnify or counteract the sensitivities.

During the first quarter of 2002, TCF recognized a gain of $2 million on the sale of one Michigan branch with $17.1 million in deposits, compared with a gain of $3.3 million on the sale of one Michigan branch with $30 million in deposits for the same 2001 period.  No additional branch sales are anticipated in 2002.

During the third quarter and first nine months of 2002, gains on sales of securities available for sale totaled $2.7 million and $8.7 million, respectively, on sales of $82.2 million and $346.7 million, respectively, of mortgage-backed securities.  There were no sales of securities available for sale during the same periods of 2001.

Consolidated Non-Interest Expense

Non-interest expense totaled $134.2 million for the third quarter 2002, up 6% from $126.7 million for the same 2001 period.  For the first nine months of 2002, non-interest expense totaled $397.4 million, up 7.2% from $370.6 million for the same 2001 period.  Compensation and employee benefits expense totaled $73.2 million and $218.7 million for the 2002 third quarter and first nine months, respectively, compared with $68.3 million and $198.7 million for the comparable periods in 2001.  The increases were primarily due to costs associated with new branch expansion.

Other non-interest expense totaled $34.8 million and $100.6 million for the third quarter and first nine months of 2002, respectively, reflecting increases of 11.3% and 10.7% from $31.3 million and $90.9 million for the same 2001 periods, primarily the result of increased expenses associated with expanded retail banking and leasing operations and the higher levels of loan prepayments and loan activity in the mortgage banking area.

Income Taxes

TCF recorded income tax expense of $31.8 million and $94.1 million for the third quarter and the first nine months of 2002, respectively, or 35.11% and 35.20%, respectively, of income before income tax expense, compared with $32.1 million and $92.9 million, or 37.75% of income before income tax expense, for the comparable 2001 periods.  The lower effective tax rate in 2002 primarily reflects the effect of the change in accounting for goodwill, lower state income taxes, resolution of uncertainties during tax examinations, and the reduced effect of non-deductible expenses as a percentage of pre-tax net income.

TCF has Real Estate Investment Trusts (“REITs”) and related companies, that acquire, hold and manage mortgage assets and other authorized investments to generate income.  These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REITs must meet specific provisions of the Internal Revenue Code to continue to qualify as a REIT.  Two specific provisions are an income test and an asset test.  At least 75% of each REIT’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property.  Additionally, at least 75% of each REIT’s assets must be represented by real estate assets.  At September 30, 2002, TCF’s REITs had qualifying income in each REIT of at least 97.40% and qualifying assets in each REIT of at least 80.17%.  If these companies fail to meet any of the required provisions of state and Federal tax laws, the resulting tax consequences would increase TCF’s effective tax rate.

The determination of current and deferred income taxes is a critical accounting policy which is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the differences between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards.  Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by state and Federal taxing authorities.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities. TCF does not participate in any tax shelters as currently defined under the Internal Revenue Code and related Regulations.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Investments and Securities Available for Sale

During the first nine months of 2002, TCF took advantage of market conditions and sold $346.7 million of mortgage-backed securities and recognized gains of $8.7 million on the sales.  There were no sales of securities available for sale during the same 2001 period.  The Company purchased $1.4 billion and $550 million of mortgage-backed securities during the first nine months of 2002 and 2001, respectively, to replace the prepayments of residential real estate loans and mortgage-backed securities.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

(Dollars in thousands)	At September 30, 2002	At December 31, 2001	Change from December 31, 2001

Consumer:
Home equity	$2,819,988	$2,443,788	15.4%
Other secured	34,690	43,433	(20.1)
Unsecured	17,850	22,112	(19.3)
	2,872,528	2,509,333	14.5

Commercial:
Commercial real estate:
Permanent	1,594,074	1,444,484	10.4
Construction and development	187,753	177,977	5.5
	1,781,827	1,622,461	9.8

Commercial business	436,314	422,381	3.3
	2,218,141	2,044,842	8.5

Leasing and equipment finance:
Equipment finance loans	284,898	271,398	5.0
Lease financings:
Direct financing leases	735,290	691,899	6.3
Sales-type leases	35,589	36,272	(1.9)
Lease residuals	34,855	33,860	2.9
Unearned income and deferred lease costs	(95,674)	(94,300)	1.5
Investment in leveraged leases	21,191	17,608	20.3
	731,251	685,339	6.7
	1,016,149	956,737	6.2
Total consumer, commercial and leasing and equipment finance	6,106,818	5,510,912	10.8
Residential real estate	1,975,481	2,733,290	(27.7)
	$8,082,299	$8,244,202	(2.0)

Approximately 68% of the home equity loan portfolio at September 30, 2002 consisted of closed-end loans, compared with 70% at December 31, 2001.   In addition, 61% of this portfolio carried a variable interest rate, at September 30, 2002, compared with 51% at December 31, 2001.   At September 30, 2002, the weighted average loan-to-value ratio for the home equity loan portfolio was 72%, unchanged from December 31, 2001.

As of September 30, 2002, $807.1 million of the variable rate consumer loans were at their interest rate floors.  These loans will remain at their interest rate floor until interest rates rise above the floor rate.  An increase in the TCF base interest rate of 100 basis points would result in the repricing of $417.2 million of variable rate consumer loans currently at their floor rate.  A 200 basis point increase in the TCF base rate would result in a total of $617.1 million of these loans repricing at interest rates above their current floor rate.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

	At September 30, 2002			At December 31, 2001
(Dollars in thousands)	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance
Loan-to-Value Ratios(1):
Over 105%(2)	$7,132.2%		4.40%	$10,203.4%		2.69%
Over 100% to 105%(2)	49,849	1.8	1.47	56,375	2.3	1.43
Over 90% to 100%	397,680	14.1	.65	396,333	16.2	.69
Over 80% to 90%	966,867	34.3	.67	802,094	32.8	.64
80% or less	1,398,460	49.6	.55	1,178,783	48.3	.69
Total	$2,819,988	100.0%	.63	$2,443,788	100.0%	.70

(1)          Loan-to-value is based on the loan amount (current outstanding balance on closed-end loans and the total commitment on lines of credit) plus deferred loan origination costs net of fees and refundable insurance premiums, if any, plus the amount of senior lien loans, if any.  Property values represent the most recent appraised value or property tax assessment value known to TCF.

(2)          Amount reflects the total outstanding loan balance.  The portion of the loan balance in excess of 100% of the property value is substantially less than the amount included above.

The following table summarizes TCF’s commercial real estate loan portfolio by property type:

	At September 30, 2002		At December 31, 2001
(Dollars in thousands)	Balance	Over 30-Day Delinquency as a Percentage of Balance	Balance	Over 30-Day Delinquency as a Percentage of Balance
Apartments	$489,479	—%	$431,679.03%
Office buildings	382,573.33		364,357.08
Retail services	260,921.06		217,408	—
Hotel and motels	139,146	—	144,424	—
Warehouse/industrial buildings	179,262	1.29	159,090	—
Health care facilities	41,724	—	24,698	—
Other	288,722.06		280,805.04
Total	$1,781,827.22		$1,622,461.03

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets.  With a primary focus on secured lending, at September 30, 2002, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or underlying business assets.  At September 30, 2002 and December 31, 2001, the construction and development portfolio included hotel and motel loans of $38.3 million and $31.5 million, respectively, and apartment loans of  $5.3 million and $2.5 million, respectively.  At September 30, 2002, approximately 87% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.

The following table summarizes TCF’s leasing and equipment finance portfolio, which totaled $1 billion at September 30, 2002:

	At September 30, 2002			At December 31, 2001
(Dollars in thousands)	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance
Winthrop(1)	$279,406	27.5%	.21%	$307,335	32.1%	.24%
Wholesale(2)	192,544	18.9	.08	204,792	21.4	.28
Middle market	289,232	28.5	1.78	181,826	19.0	2.14
Small ticket(3)	120,916	11.9	.62	100,691	10.5	1.17
Leveraged leases	21,191	2.1	—	17,608	1.9	—
Subtotal	903,289	88.9	.74	812,252	84.9	.79
Truck and trailer	112,860	11.1	5.92	144,485	15.1	7.59
Total	$1,016,149	100.0%	1.30	$956,737	100.0%	1.84

(1)          Winthrop consists primarily of high-tech equipment, computers, telecommunications and point-of-sale equipment.

(2)          Wholesale includes the discounting and purchase or origination of lease receivables sourced by third party lessors.

(3)          Small ticket includes lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors and franchise organizations.  Individual contracts generally range from $25,000 to $250,000.

Total loan and lease originations for TCF’s leasing businesses were $377.1 million for the first nine months of 2002, compared with $378.7 million for the same 2001 period.  During the third quarter of 2002, TCF’s leasing businesses saw an increase in origination activity with originations totaling $124.8 million for the quarter, compared with $114.4 million in the third quarter of 2001.  In addition, the backlog of approved transactions increased to $160.2 million at September 30, 2002, from $126.1 million at December 31, 2001.  Included in the investment in leveraged leases, at September 30, 2002, is a 100% equity interest in a Boeing 767-300 aircraft on lease to Delta Airlines in the United States.  The aircraft is in service, the lessee is current on the lease payments and the lease expires in 2010.  This lease represents TCF’s only material direct exposure to the commercial airline industry.  TCF’s expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there is a lower demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as the decline in equipment values for equipment previously placed in service.  TCF Leasing has originated most of its portfolio during recent periods, and consequently the performance of this portfolio may not be reflective of future results and credit quality.  During 2001, TCF discontinued originations in the truck and trailer segment and in the first quarter of 2002, completed the shutdown this segment.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and special procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves estimates and management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio and general economic conditions.  The Company considers the allowance for loan and lease losses of $76.2 million adequate to cover losses inherent in the loan and lease portfolios as of September 30, 2002.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant increases in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

A summary of the activity of the allowance for loan and lease losses and selected statistics follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2002		2001		2002		2001

Balance at beginning of period	$75,182		$69,667		$75,028		$66,669
Provision for credit losses	4,071		6,076		17,939		13,923
Charge-offs	(4,159)		(3,285)		(20,116)		(10,570)
Recoveries	1,063		1,178		3,306		3,614
Net charge-offs	(3,096)		(2,107)		(16,810)		(6,956)
Balance at end of period	$76,157		$73,636		$76,157		$73,636

Ratio of annualized net loan and lease charge-offs to average loans and leases outstanding	.15%		.10%		.28%		.11%

Allowance for loan and lease losses as a percentage of total loans and leases at period end	.94%		.87%		.94%		.87%

Allowance for loan and lease losses as a multiple of annualized net charge-offs	6.1	X	8.7	X	3.4	X	7.9	X

Additional information on the allowance for loan and lease losses follows:

	At or For the Nine Months Ended September 30, 2002				At or For the Year Ended December 31, 2001
(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a% of Portfolio		Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a% of Portfolio
Consumer	$7,886	$2,872,528.27%			$8,355	$2,509,333.33%
Commercial real estate	24,106	1,781,827	1.35		24,459	1,622,461	1.51
Commercial business	14,140	436,314	3.24		12,117	422,381	2.87
Leasing and equipment finance	12,397	1,016,149	1.22		11,774	956,737	1.23
Unallocated	16,139	—	N.A	.	16,139	—	N.A	.
Subtotal	74,668	6,106,818	1.22		72,844	5,510,912	1.32
Residential real estate	1,489	1,975,481.08			2,184	2,733,290.08
Total	$76,157	$8,082,299.94			$75,028	$8,244,202.91

N.A.  Not applicable.

The allocated allowance balances for TCF’s residential and consumer loan portfolios, at September 30, 2002, reflect the Company’s credit quality and related low level of net charge-offs for these portfolios.  The increase in the allocated allowance for leasing and equipment finance losses reflects the continued growth in the portfolio and the increase in charge-offs in the leasing and equipment finance portfolio.  The allocated allowances for these portfolios do not reflect any significant changes in estimation methods or assumptions.

The increase in TCF’s allowance for loan and lease losses as a percentage of total loans and leases, at September 30, 2002, reflects the impact of the continued growth in the commercial loan and leasing and equipment finance portfolios coupled with increased charge-offs in these portfolios.  Net loan and lease charge-offs were $3.1 million and $16.8 million, or .15% (annualized) and .28% (annualized) of average loans and leases outstanding in the third quarter and first nine months of 2002, respectively, compared with $2.1 million and $7 million or .10% (annualized) and .11% (annualized) of average loans and leases for the same periods of 2001 and $5 million and $13.7 million, or .25% (annualized) and .34% (annualized) of average loans and leases in the second quarter and first six months of 2002, respectively.  Commercial real estate net charge-offs were $69,000 and $2.1 million during the third quarter and first nine months of 2002, respectively, compared with net recoveries of $42,000 and $9,000 for the same periods in 2001.  Commercial real estate net charge-offs for the first nine months of 2002 included a $1.6 million charge-off on a commercial real estate property transferred to other real estate owned in the second quarter of 2002.  Commercial business net charge-offs were $407,000 and $5.6 million during the third quarter and first nine months of 2002, respectively, compared with net charge-offs of $22,000 and $83,000 for the same periods in 2001.  Commercial business charge-offs for the first nine months of 2002 included $4 million in charge-offs related to $7.4 million of loans to a banking customer who is dependent on the transportation industry, which has been severely impacted by the economic slowdown.  Leasing and equipment finance net charge-offs were $1.6 million and $6.2 million during the third quarter and first nine months of 2002, respectively, compared with net charge-offs of $1.5 million and $5.2 million for the same periods of 2001.

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended				Nine Months Ended
	September 30, 2002		September 30, 2001		September 30, 2002		September 30, 2001
(Dollars in thousands)	Net Charge-offs (Recoveries)	% of Average Loans and Leases(1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases(1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases(1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases(1)

Consumer	$1,023.15%		$653.11%		$2,876.15%		$1,711.10%
Commercial real estate	69.02		(42)	(.01)	2,138.16		(9)	—
Commercial business	407.37		22.02		5,598	1.70	83.03
Leasing and equipment finance
Winthrop	48.07		278.34		110.05		1,877.72
Wholesale	1,036	2.16	92.18		1,998	1.35	778.57
Middle market	274.40		54.15		719.43		298.32
Small ticket	(21)	(.07)	22.10		555.61		653.98
Leveraged leases	—	—	—	—	—	—	—	—
Subtotal	1,337.60		446.23		3,382.52		3,606.62
Truck and trailer	230.78		1,027	2.76	2,792	2.91	1,564	1.38
Total leasing and equipment finance	1,567.62		1,473.63		6,174.84		5,170.76
Subtotal	3,066.21		2,106.16		16,786.39		6,955.18
Residential real estate	30.01		1	—	24	—	1	—
Total	$3,096.15		$2,107.10		$16,810.28		$6,956.11

(1) Annualized.

Non-Performing Assets

Non-performing assets, consisting of non-accrual loans and leases and other real estate owned, totaled $72.2 million, or .90 % of net loans and leases at September 30, 2002, compared with $66.6 million, or .82% at December 31, 2001.  Approximately 47% of non-performing assets at September 30, 2002 consisted of, or were secured by, residential real estate.  Non-performing assets are summarized in the following table:

(Dollars in thousands)	At September 30, 2002	At December 31, 2001
Non-accrual loans and leases:
Consumer	$12,213	$16,473
Commercial real estate	2,881	11,135
Commercial business	5,456	3,550
Leasing and equipment finance, net	19,123	11,723
Residential real estate	5,340	6,959
Total non-accrual loans and leases, net	45,013	49,840
Non-recourse discounted lease rentals	820	2,134
Total non-accrual loans and leases, gross	45,833	51,974
Other real estate owned:
Commercial real estate	11,317	1,825
Residential real estate	15,084	12,830
Total other real estate owned	26,401	14,655
Total non-performing assets, gross	$72,234	$66,629
Total non-performing assets, net	$71,414	$64,495

Accruing loans and leases 90 days or more past due	$6,924	$5,129

Gross non-performing assets as a percentage of net loans and leases	.90%	.82%
Gross non-performing assets as a percentage of total assets	.60%	.59%

The over 30-day delinquency rate on TCF’s loans and leases (excluding loans held for sale and non-accrual loans and leases) was ..61% of loans and leases outstanding at September 30, 2002, compared with .57% at year-end 2001.   TCF’s delinquency rates are determined using the contractual method.   The following table sets forth information regarding TCF’s over 30-day delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases:

	At September 30, 2002		At December 31, 2001
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio

Consumer	$18,411.64%		$17,939.72%
Commercial real estate	3,885.22		538.03
Commercial business	188.04		526.13
Leasing and equipment finance	12,954	1.30	17,393	1.84
Residential real estate	13,234.67		10,377.38
Total	$48,672.61		$46,773.57

TCF’s over 30-day delinquency on total leasing and equipment finance decreased to 1.30% at September 30, 2002 from 1.84% at December 31, 2001.  The decline in delinquencies in the leasing and equipment finance portfolio during the first nine months of 2002 was primarily in the discontinued truck and trailer segment.  Delinquencies in this segment of the leasing and equipment finance portfolio were $6.3 million, or 5.9% at September 30, 2002, compared with $11 million, or 7.6%, at December 31, 2001.  Non-accrual loans and leases in the truck and trailer segment of the leasing and equipment finance portfolio decreased to $5.7 million at September 30, 2002, from $6.9 million at December 31, 2001.

In addition to the non-accrual loans and leases and accruing loans and leases 90 or more days past due, there were $102.3 million of loans and leases at September 30, 2002, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $71.9 million at December 31, 2001.  These loans and leases were classified for regulatory purposes as substandard or doubtful, or were to customers that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  Although these loans and leases are generally secured by commercial real estate or other corporate assets, they may be subject to future modifications of their terms or may become non-performing.  Included in these amounts were loans to Michigan-based borrowers of $61.3 million at September 30, 2002, up from $24.7 million at December 31, 2001.  The Michigan economy is relatively more volatile than other TCF markets and is significantly dependent on the automobile industry.  TCF continues to closely monitor the economy in all of its markets and the potential effects, if any, on credit quality.

The recorded investment in loans that are considered to be impaired was $12.8 million at September 30, 2002, down from $18.8 million at December 31, 2001.  The related allowance for credit losses was $5.5 million at September 30, 2002, compared with $5 million at December 31, 2001.  All of the impaired loans were on non-accrual status.  The average recorded investment in impaired loans during the three months ended September 30, 2002 was $13 million, compared with $13.3 million for the 2002 second quarter.

Deposits

Checking, savings and money market deposits are an important source of lower-cost funds and fee income for TCF.   Deposits totaled $7.7 billion at September 30, 2002, up $561.5 million from December 31, 2001.   The increase in deposits is net of the impact of the previously noted branch sale during the first quarter of 2002.  Lower interest-cost checking, savings and money market deposits totaled $5.6 billion, up $858.3 million from December 31, 2001, and comprised 73.6% of total deposits at September 30, 2002, compared with 67.3% of total deposits at December 31, 2001.  Average annualized fee revenue per retail checking account for the first nine months of 2002 was $214, compared with $208 for the comparable period ending September 30, 2001.  Higher interest-cost certificates of deposit decreased $296.7 million from December 31, 2001 as a result of TCF’s disciplined pricing and the availability of other lower-cost funding sources.   TCF’s weighted-average rate for deposits, including non-interest-bearing deposits, was 1.21% at September 30, 2002, down from 1.49% at December 31, 2001.

TCF continued to expand its supermarket banking franchise by opening three new branches during the 2002 third quarter.   TCF now has 241 supermarket branches, up from 231 such branches a year ago.  Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth in both deposit and lending products.  Additional information regarding TCF’s supermarket branches is as follows:

(Dollars in thousands)	At or For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2002	2001
Number of branches	241	231	10	4.3%
Number of deposit accounts	804,656	724,598	80,058	11.0
Deposits:
Checking	$686,378	$572,568	$113,810	19.9
Savings	487,758	168,978	318,780	188.7
Money market	109,922	130,577	(20,655)	(15.8)
Subtotal	1,284,058	872,123	411,935	47.2
Certificates	234,391	323,411	(89,020)	(27.5)
Total	$1,518,449	$1,195,534	$322,915	27.0

Average rate on deposits	1.11%	1.57%	(.46)%	N.A .
Total fees and other revenues (quarter ended)	$42,223	$35,340	$6,883	19.5
Total fees and other revenues (year-to-date)	$116,797	$100,050	$16,747	16.7
Consumer loans outstanding	$361,791	$282,693	$79,098	28.0

N.A.  Not applicable.

Borrowings

Borrowings totaled $3 billion at September 30, 2002, down $67.7 million from year-end 2001.  The decrease was primarily due to increased deposit funding, which reduces reliance on borrowings.  Included in long-term borrowings at September 30, 2002, are $1.3 billion of fixed-rate FHLB advances and reverse repurchase agreements which are callable at par on certain anniversary dates and, for most, quarterly thereafter until maturity.  If called, replacement funding will be provided by the counterparties at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances, subject to standard terms and conditions.  The weighted-average rate on borrowings decreased to 4.76% at September 30, 2002, from 4.85% at December 31, 2001.  At September 30, 2002, borrowings with a maturity of one year or less totaled $814.6 million.

 TCF has a $105 million bank line of credit agreement maturing in April 2003 which is unsecured and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  At September 30, 2002, TCF had $20.5 million outstanding on this bank line of credit, which was included in short-term borrowings.

Stockholders’ Equity

Stockholders’ equity at September 30, 2002 was $950.3 million, or 7.9% of total assets, up from $917 million, or 8.1% of total assets, at December 31, 2001.  The increase in stockholders’ equity was primarily due to net income of $173.2 million for the nine months ended September 30, 2002, a $34 million increase in accumulated other comprehensive income and the $9.8 million repayment of all outstanding loans to the officers’ and directors’ deferred compensation plans, partially offset by the repurchase of 2.6 million shares of TCF’s common stock at a cost of $127.6 million and the payment of $64.5 million in dividends on common stock.  Since January 1, 1998, the Company has repurchased 21.2 million shares of TCF’s common stock at an average cost of $31.50 per share.  For the first nine months of 2002, average total equity to average assets was 7.97% compared with 7.78% for the year ended December 31, 2001.  On October 21, 2002, TCF declared a regular quarterly dividend of 28.75 cents per common share, payable on November 29, 2002 to shareholders of record as of November 1, 2002.

Employee Benefits Plans

TCF’s Cash Balance Pension Plan (“the Plan”) is a qualified defined benefits plan covering all “regular stated salary” employees and certain part-time employees who are at least 21 years old and have completed a year of eligibility with TCF. The plan had total assets with a fair value of $49.5 million at September 30, 2002 compared with $59.6 million at December 31, 2001.  The plan updates its actuarial calculation of benefit obligation annually.  The most recent actuarial calculation of the benefit obligation was $36.1 million as of December 31, 2001.  At September 30, 2002, the Plan held 28,400 shares of TCF common stock, down from 246,000 shares at December 31, 2001.

MARKET RISK – INTEREST RATE RISK

TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage its interest rate risk.  Although TCF manages other risks, such as credit and liquidity risk, in the normal course of its business, the Company considers interest rate risk to be its most significant market risk. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. The mismatch between maturities and interest rate sensitivities of assets and liabilities results in interest rate risk.  TCF, like most financial institutions, has material interest rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices (e.g., prime).

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

TCF’s one-year adjusted interest rate gap was a positive $1.3 billion, or 11% of total assets, at September 30, 2002, compared with a positive $241.8 million, or 2% of total assets at December 31, 2001.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing.  TCF’s one-year interest rate gap has increased $1.1 billion since December 31, 2001.  The increase in the one-year gap reflects the current low interest rate environment in which TCF and the banking industry as a whole are experiencing sharp increases in actual and forecasted prepayments of mortgage-backed securities, residential real estate loans, fixed-rate consumer and commercial real estate loans.  Also impacting the gap is significant customer demand for variable-rate consumer and commercial loan products, in addition to the growth in deposits, resulting in reduced variable-rate borrowings.  TCF has managed this change by repositioning the balance sheet for a rising short-term interest rate environment.  If interest rates remain at current levels or fall further, net interest income may decline and the net interest margin may compress.

TCF’s consumer and commercial loans (excluding loans at their floor rate) tied to a floating interest rate (prime or LIBOR) have increased $745 million in the first nine months of 2002.  This is primarily due to TCF meeting customer demand by offering variable-rate loans.  TCF has experienced growth in non-rate sensitive checking accounts and has experienced a lengthening of the maturity of certificates of deposit.

TCF’s interest margin is positioned to benefit from rising short-term rates due to a positive gap position.  TCF would also likely benefit from an increase in short-term interest rates as this might signify that economic conditions are improving.  An increase in short-term interest rates would affect its fixed-rate/variable-rate product origination mix and origination volumes.

While this positive gap may compress net interest income in the short-term or if the current interest rate environment continues for an extended period of time, TCF believes this positive gap to be warranted because current rates are well below historical averages and the consequently greater possibility over time of higher rates versus lower rates.  In addition, if long-term interest rates decrease, TCF could continue to experience an increase in prepayments of residential loans, mortgage-backed securities and mortgage servicing rights.

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

Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets.  SFAS No. 143 is effective January 1, 2003, with early adoption permitted.  The Company plans to adopt SFAS No. 143 effective January 1, 2003 and does not expect the adoption of the statement to have a material effect on the financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities.  Under SFAS No. 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted.  The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which addresses accounting for purchases of certain financial institutions.  SFAS No. 147 is effective October 1, 2002, with early application permitted.  The Company does not expect the adoption of SFAS No. 147 to have a material effect on its financial statements.

Earnings Teleconference and Website Information

TCF hosts quarterly conference calls to discuss its financial results.   Additional information regarding TCF’s conference calls can be obtained from the investor relations section within TCF’s web site at www.tcfexpress.com or by contacting TCF’s Corporate Communications Department at (952) 745-2760.  The website also includes access to company news releases, TCF’s annual report, quarterly reports, investor presentations and SEC filings.

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

In September 2002, the Securities and Exchange Commission (“SEC”) issued its final ruling covering the acceleration of periodic report filing dates.  The rule applies to all companies, including TCF, that have a public float of at least $75 million that have been subject to the SEC’s reporting requirements for at least 12 calendar months and that have previously filed at least one annual report.  For companies meeting the definition of accelerated filer as of the end of their first fiscal year ending on or after December 15, 2002, the annual report deadline will remain 90 days for year one and will then be reduced 15 days per year over two years to 60 days.  The quarterly report on Form 10-Q will remain due 45 days after quarter end for year one and will then be reduced five days per year over two years to 35 days.

On July 1, 2002, TCF received the approval of the Office of the Comptroller of the Currency to merge TCF National Bank Colorado into TCF National Bank.  The merger of these wholly-owned bank charters was completed in July 2002.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“the Act”) was enacted by Congress.  The Act provides for sweeping changes dealing with corporate governance, accounting practices and disclosure requirements for public companies, and also for their directors and officers.  Section 302 of the Act, entitled “Corporate Responsibility for Financial Reports” required the SEC to adopt rules to implement certain requirements noted in the Act and it did so effective August 29, 2002.  The new rules require a company’s chief executive and chief financial officers to certify the financial and other information included in the company’s quarterly and annual reports.  The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation.  See Certifications on pages 42 and 43 for such certifications of the financial statements and other information for this third quarter 2002 Form 10-Q.  See “Controls and Procedures” for TCF’s evaluation of disclosure controls and procedures.  TCF is also filing as an exhibit to this report certificates called for under Section 906 of the Act.

Forward-Looking Information

This report and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.  The terrorist attacks on September 11, 2001 and related subsequent developments have had an adverse impact on the United States’ economy and could have a continuing adverse impact on the economy and the Company’s business, most likely by reducing capital and consumer spending.  Such developments could result in decreased demand for TCF’s products and services, and increased credit losses.  Several recent high-profile instances of financial reporting irregularities, unrelated to the Company, have given rise to concerns about the accounting practices of public companies, and resulted in demands for additional regulatory requirements and improved controls over accounting practices.  Adverse public reaction to such developments, including a loss of investor confidence and stock market declines, may contribute to economic malaise with a negative impact on the Company’s business.  Also, additional regulatory and financial reporting requirements may impose added costs or other burdens on the Company.  Investors should consult TCF’s Annual Report to Shareholders and periodic reports on Forms 10-Q, 10-K and 8-K for additional important information about the Company.

CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer and its Controller and Assistant Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer and its Controller and Assistant Treasurer concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information relating to the Company in a timely manner (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per-share data)	At Sept. 30, 2002	At June 30, 2002	At March 31, 2002	At Dec. 31, 2001	At Sept. 30, 2001	At June 30, 2001	At March 31, 2001
SELECTED FINANCIAL CONDITION DATA:
Total assets	$11,970,331	$11,527,351	$11,170,583	$11,358,715	$11,723,353	$11,628,663	$11,845,124
Securities available for sale	2,252,786	1,965,664	1,556,798	1,584,661	1,794,136	1,843,871	1,928,338
Residential real estate loans	1,975,481	2,249,365	2,458,431	2,733,290	3,122,970	3,251,813	3,450,311
Other loans and leases	6,106,818	5,879,607	5,693,330	5,510,912	5,334,359	5,181,260	5,010,256
Deposits	7,660,497	7,556,626	7,293,972	7,098,958	7,057,945	6,916,145	7,030,818
Borrowings	2,955,295	2,702,133	2,610,712	3,023,025	3,459,286	3,571,501	3,675,428
Stockholders’ equity	950,290	920,088	921,847	917,033	898,486	890,369	895,066

	Three Months Ended
	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
SELECTED OPERATIONS DATA:
Interest income	$182,406	$184,234	$184,371	$195,777	$205,545	$212,726	$212,561
Interest expense	58,637	59,925	59,847	70,031	83,138	93,448	98,770
Net interest income	123,769	124,309	124,524	125,746	122,407	119,278	113,791
Provision for credit losses	4,071	4,714	9,154	6,955	6,076	5,422	2,425
Net interest income after provision for credit losses	119,698	119,595	115,370	118,791	116,331	113,856	111,366
Non-interest income:
Fees and other revenues	102,575	101,788	94,924	95,621	95,295	95,650	80,741
Gains on sales of branches	—	—	1,962	—	—	—	3,316
Gains on sales of securities available for sale	2,662	—	6,044	863	—	—	—
Total	105,237	101,788	102,930	96,484	95,295	95,650	84,057
Non-interest expense:
Amortization of goodwill	—	—	—	1,944	1,944	1,945	1,944
Other non-interest expense	134,223	131,886	131,297	129,484	124,715	124,008	116,012
Total	134,223	131,886	131,297	131,428	126,659	125,953	117,956
Income before income tax expense	90,712	89,497	87,003	83,847	84,967	83,553	77,467
Income tax expense	31,845	31,526	30,686	29,652	32,077	31,539	29,244
Net income	$58,867	$57,971	$56,317	$54,195	$52,890	$52,014	$48,223

Per common share:
Basic earnings	$.81	$.78	$.75	$.73	$.70	$.68	$.62
Diluted earnings	$.80	$.78	$.75	$.72	$.69	$.67	$.62
Dividends declared	$.2875	$.2875	$.2875	$.25	$.25	$.25	$.25

FINANCIAL RATIOS:(1)
Return on average assets	2.03%	2.04%	2.01%	1.88%	1.81%	1.78%	1.71%
Return on average realized common equity	26.19	25.75	24.86	24.44	23.68	23.22	21.47
Return on average common equity	25.53	25.36	24.68	23.92	23.48	23.37	21.54
Average total equity to average assets	7.96	8.03	8.15	7.85	7.72	7.61	7.93
Average tangible equity to average assets	6.64	6.68	6.77	6.50	6.36	6.23	6.48
Net interest margin	4.68	4.76	4.83	4.74	4.55	4.40	4.35

(1)  Annualized.

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Nine Months Ended September 30,
	2002			2001
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(2)	Average Balance	Interest(1)	Yields and Rates(2)
Assets:
Investments	$155,068	$5,205	4.48%	$165,703	$6,980	5.62%
Securities available for sale(3)	1,742,224	83,948	6.42	1,722,785	85,194	6.59
Loans held for sale	398,952	15,972	5.34	365,928	18,234	6.64
Loans and leases:
Consumer	2,638,578	154,459	7.81	2,306,393	162,781	9.41
Commercial real estate	1,727,771	88,640	6.84	1,452,709	86,960	7.98
Commercial business	437,854	17,429	5.31	408,571	23,683	7.73
Leasing and equipment finance	985,640	64,398	8.71	910,581	67,822	9.93
Subtotal	5,789,843	324,926	7.48	5,078,254	341,246	8.96
Residential real estate	2,356,568	120,960	6.84	3,354,865	179,178	7.12
Total loans and leases(4)	8,146,411	445,886	7.30	8,433,119	520,424	8.23
Total interest-earning assets	10,442,655	551,011	7.04	10,687,535	630,832	7.87
Other assets(5)	953,213			871,868
Total assets	$11,395,868			$11,559,403

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits	$1,839,064			$1,545,787
Interest-bearing deposits:
Checking	905,104	1,167.17		776,726	3,025.52
Savings	1,482,884	11,391	1.02	1,007,398	6,156.81
Money market	930,817	7,785	1.12	887,025	17,706	2.66
Subtotal	3,318,805	20,343.82		2,671,149	26,887	1.34
Certificates	2,159,639	53,763	3.32	2,669,061	105,811	5.29
Total interest-bearing deposits	5,478,444	74,106	1.80	5,340,210	132,698	3.31
Total deposits	7,317,508	74,106	1.35	6,885,997	132,698	2.57
Borrowings:
Short-term borrowings	488,454	6,625	1.81	1,112,591	38,341	4.59
Long-term borrowings	2,282,123	97,678	5.71	2,357,945	104,317	5.90
Total borrowings	2,770,577	104,303	5.02	3,470,536	142,658	5.48
Total interest-bearing liabilities	8,249,021	178,409	2.88	8,810,746	275,356	4.17
Total deposits and borrowings	10,088,085	178,409	2.36	10,356,533	275,356	3.55
Other liabilities(5)	399,955			306,807
Total liabilities	10,488,040			10,663,340
Stockholders’ equity(5)	907,828			896,063
Total liabilities and stockholders’ equity	$11,395,868			$11,559,403

Net interest income and margin		$372,602	4.76%		$355,476	4.43%

(1)          Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis.  Tax-exempt income of $217,000 and $118,000 was recognized during the nine months ended September 30, 2002 and 2001, respectively.

(2)          Annualized.

(3)          Average balance and yield of securities available for sale are based upon the historical amortized cost.

(4)          Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)          Average balance is based upon month-end balances.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, TCF is a party to legal proceedings arising out of its general lending, leasing and operating activities.  TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan and leasing collection activities.  From time to time, borrowers and other customers have also brought actions against TCF, in some cases claiming substantial amounts of damages.  Financial services companies are subject to class actions, and TCF has had such actions brought against it from time to time.  Management, after review with its legal counsel, believes that the ultimate disposition of its litigation will not have a material effect on TCF’s financial condition.  Among other possible developments, adverse decisions in litigation dealing with ATM surcharges, or pending litigation against Visa and Mastercard affecting debit card fees could have an adverse impact on TCF.

In 1992 and 1995, TCF National Bank (or predecessor institutions) filed actions in the United States Court of Federal Claims seeking monetary damages against the United States based on the government’s breach of contracts in connection with the acquisition of certain savings associations prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”).  Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of these cases, and investors should not anticipate any recovery.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits.

See Index to Exhibits on page 44 of this report.

(b)           Reports on Form 8-K.

A Current Report on Form 8-K, dated August 23, 2002, was submitted furnishing certain investor presentation materials under Item 9 of Form 8-K.  Subsequently updated investor presentation materials can be found on TCF’s website at www.tcfexpress.com.

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

/s/ Neil W. Brown
Neil W. Brown, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

Dated: November 4, 2002

CERTIFICATIONS

I, William A. Cooper, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of TCF Financial Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                 designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                 presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002

/s/ William A. Cooper
William A. Cooper, Chairman of the Board, Chief Executive Officer and Director

CERTIFICATIONS

I, Neil W. Brown, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of TCF Financial Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002

/s/ Neil W. Brown
Neil W. Brown, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.	N/A

99	Statement Pursuant to Title 18 United States Code Section 1350