Form 10-K
period 2002-12-31
TCF FINANCIAL CORP
filed 2003-03-04
CIK 814184

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of January 31, 2003 the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was $2,734,071,673.

As of January 31, 2003, there were outstanding 73,553,233 shares of the registrant’s common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s annual report to shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and IV hereof.

Specific portions of the registrant’s definitive proxy statement dated March 19, 2003 are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I

PART I

ITEM 1.          BUSINESS

GENERAL

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation based in Wayzata, Minnesota, is the holding company of TCF National Bank operating in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana.  At December 31, 2002, TCF had total assets of $12.2 billion and was the 45th largest bank holding company in the United States based on total assets as of September 30, 2002.  Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries.  References herein to the “Holding Company” or “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis.  Where information is incorporated in this report by reference to TCF’s 2002 Annual Report, only those portions specifically identified are so incorporated.

TCF’s products include commercial, consumer and residential mortgage loans and deposit products, leasing and equipment finance, securities brokerage and investment and insurance sales.  Some of its products, such as its commercial equipment loans and leases, are offered in markets outside areas served by TCF National Bank.  TCF’s primary focus is on the delivery of retail banking products in markets served by TCF National Bank.  TCF’s strategic emphasis on retail banking has allowed it to fund its assets primarily with retail core deposits, minimize wholesale borrowings and lower its interest-rate risk.  TCF’s leasing operations have expanded significantly in recent periods.  See “Corporate Profile” on page 20 of TCF’s 2002 Annual Report, incorporated herein by reference, for additional information concerning TCF’s business and strategies.

TCF has significantly expanded its retail banking franchise in recent periods and had 395 retail banking branches at December 31, 2002.  Since January 1, 1998, TCF has opened 220 new branches, of which 191 were supermarket branches.  This expansion includes TCF’s January 1998 acquisition of 76 branches and 178 automated teller machines (“ATMs”) in Jewel-Osco stores in the Chicago, Illinois area.  TCF anticipates opening 24 new branches, consisting of 18 new traditional branches (eight in Colorado, six in Michigan and four in Illinois) and six new supermarket branches (four in Minnesota and two in Illinois), during 2003.  The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking as well as the continued success and viability of TCF’s supermarket partners.

TCF’s marketing strategy emphasizes attracting retail and commercial deposit accounts.  TCF also engages in commercial, residential and consumer lending activities, leasing and equipment financing and in the insurance services business, including the sale of single premium tax-deferred annuities.  TCF also has broker-dealer operations selling non-proprietary mutual funds and is engaged in securities brokerage activity.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  See “Financial Review -- Consolidated Income Statement Analysis – Non-Interest Income” on pages 26 through 30, “Financial Review -- Legislative, Legal and Regulatory Developments” on page 44 and “Financial Review -- Forward-Looking Information” on page 45 of TCF’s 2002 Annual Report, incorporated herein by reference, for additional information.

At December 31, 2002, TCF operated 94 bank branches in Minnesota, 187 in Illinois, 35 in Wisconsin, 58 in Michigan, 16 in Colorado and five in Indiana.  TCF strives to develop innovative banking products and services.  Of  TCF’s 395 bank branches, 244 were supermarket bank branches at December 31, 2002.  These supermarket bank branches provide TCF with the opportunity to sell its consumer products and services, including deposits and loans, at a relatively low entry cost and feature extended hours, including Saturdays, Sundays and holidays.  TCF’s “Totally Free”SM checking accounts and other deposit products provide it with a significant source of low-interest cost funds and fee income.  During 2000, TCF introduced TCFExpress.com, its online banking service for customers.  In 2001, TCF expanded online banking services by offering “Totally Free Online” services through TCFExpress.com.  TCF had 1,143 machines in its ATM network at December 31, 2002, generally located in areas served by TCF National Bank, and offers its customers an automated telephone banking system.

Federal legislation imposes numerous legal and regulatory requirements on financial institutions.  Among the most significant of these requirements are minimum regulatory capital levels.  TCF and TCF National Bank currently exceed all of their current minimum regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”). See “REGULATION.”

As a federally chartered national bank, TCF National Bank is subject to regulation and examination by the OCC and, in certain cases, by the Federal Deposit Insurance Corporation (“FDIC”).  TCF National Bank’s deposits are insured to $100,000 by the FDIC, and as such these institutions are subject to regulations promulgated by the FDIC.  TCF National Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines, and is also a member bank within its Federal Reserve district.  TCF Financial is a financial holding company and is subject to regulation and examination by the FRB.  See “SOURCES OF FUNDS – Borrowings” and “REGULATION -- Regulation of TCF Financial and Affiliate and Insider Transactions.”

LENDING ACTIVITIES

General

TCF’s lending activities reflect its community banking philosophy, emphasizing loans to individuals and businesses in its primary market areas in Minnesota, Illinois, Wisconsin, Michigan and Colorado.  Because of the concentration of loans and leases in these states, adverse economic conditions in these states could result in higher rates of loan and lease losses and delinquencies than if TCF’s lending operations were more geographically diversified.  TCF is also engaged in leasing and equipment finance activities and has a substantial consumer lending operation.

See “Financial Review -- Consolidated Financial Condition Analysis – Loans and Leases” on pages 31 through 34 and Note 6 of Notes to Consolidated Financial Statements on pages 55 and 56 of TCF’s 2002 Annual Report, incorporated herein by reference, for additional information regarding TCF’s loan and lease portfolios.

Consumer Lending

TCF makes consumer loans for personal, family or household purposes, such as debt consolidation or the financing of home improvements, automobiles, vacations and education.  Consumer loans totaled $3 billion at December 31, 2002, with $1.2 billion, or 38.9%, having fixed interest rates and $1.8 billion, or 61.1%, having adjustable interest rates.

TCF’s consumer lending activities include primarily home equity real estate secured loans as well as loans secured by personal property.  To a limited extent, TCF may make unsecured personal loans.  Each of these loan types can be made on a revolving credit or fixed term basis.  Consumer loan customers generally have higher debt-to-income ratios, and therefore a higher risk of loss, than residential mortgage loan customers.  Unlike conventional first mortgage loans, consumer home equity loans also tend to have a higher loan-to-value ratio and do not carry private mortgage insurance.  Consumer loans having adjustable interest rates also present a credit risk similar to that posed by residential real estate loans as a result of increased costs to borrowers in the event of a rise in rates (see discussion below under “-- Residential Mortgage Lending”).  Consumer loans secured by real estate may present additional credit risk in the event of a decline in the value of real estate collateral.  Higher loan-to-value ratio consumer loans generally may carry a higher level of credit risk than loans with a lower loan-to-value ratio.  Many of these loans are secured by a first lien on the home and include an advance to pay off an existing first lien mortgage loan.  A decline in home values may have an adverse impact on TCF’s results by increasing credit risk and the risk of potential loss.  For additional information on consumer lending, see “Financial Review -- Consolidated Financial Condition Analysis – Loans and Leases” on pages 31 through 34 of TCF’s 2002 Annual Report, incorporated herein by reference.

TCF originates education loans for resale.  TCF had $199.1 million of education loans held for sale at December 31, 2002, compared with $165.1 million at December 31, 2001.  TCF generally retains the education loans it originates until they are fully disbursed.  Under a forward commitment agreement with the Student Loan Marketing Association (“SLMA”), TCF can sell the education loans to SLMA once they are fully disbursed, but must sell the education loans to SLMA before they go into repayment status.  These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF.  TCF’s future education loan origination activity will be dependent on continued support of guaranteed student loan programs by the U.S. Government and TCF’s ability to continue to sell such loans to SLMA or other parties.  Federal legislation has limited the role of private lenders in originating education loans and has reduced the profitability of this activity, and such legislation may reduce the volume of TCF’s education loan originations in future periods.

Commercial Real Estate Lending

TCF originates loans secured by commercial real estate including, to a lesser extent, commercial real estate construction loans to borrowers based in its primary markets.  At December 31, 2002, variable and adjustable-rate loans represented 84% of commercial real estate loans outstanding.  See “Financial Review -- Consolidated Financial Condition

Analysis – Loans and Leases” on pages 31 through 34 of TCF’s 2002 Annual Report, incorporated herein by reference, for additional information regarding the types of properties securing TCF’s commercial real estate loans.

At December 31, 2002, TCF’s commercial construction and development loan portfolio totaled $195.9 million.  Construction and permanent commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

Commercial Business Lending

TCF engages in general commercial business lending.  Commercial business loans may be secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis.  TCF is seeking to expand its commercial business lending activity.  TCF’s commercial business lending activities encompass loans with a broad variety of purposes, including working capital loans and loans to finance the purchase of equipment or other acquisitions.  As part of its commercial business and commercial real estate lending activities, TCF also issues standby letters of credit.  At December 31, 2002, TCF had 118 such standby letters of credit outstanding in the aggregate amount of $20.9 million.

TCF originates commercial business loans in order to increase its short-term, variable-rate asset base and to contribute to its profitability through the higher rates earned on these loans and the marketing of other bank products.  Although commercial business lending can pose the same increased risks posed by commercial real estate lending activity, TCF concentrates on originating commercial business loans primarily to middle-market companies based in its primary markets with borrowing requirements of less than $15 million.  Substantially all of TCF’s commercial business loans outstanding at December 31, 2002 were to borrowers based in its primary markets.

Leasing and Equipment Finance

TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse types of small to large companies, including large franchise organizations or their franchisees, small businesses and other equipment lessees.  At December 31, 2002, TCF’s leasing and equipment finance portfolio totaled $1 billion, including $289.6 million of loans classified as equipment finance loans.  TCF’s leasing and equipment finance businesses finance equipment in all 50 states.  TCF entered the leasing business in June 1997 with the acquisition of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases computers and other equipment or software to companies nationwide.  In September 1999, TCF expanded its leasing operations with the launch of TCF Leasing, Inc. (“TCF Leasing”), a de novo general leasing and equipment finance business.  The economic slowdown in recent periods has negatively impacted certain leasing and equipment finance segments such as the transportation industry.  During 2001, TCF discontinued originations in the truck and trailer marketing segment and in 2002, completed the shutdown of this marketing segment.

TCF internally funds most of its leases, and consequently retains the credit risk on such leases.  TCF also may arrange permanent financing of certain leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates.  At December 31, 2002, $108.7 million or 13.9% of TCF’s lease portfolio was discounted on a non-recourse basis with other financial institutions, compared with $143.7 million or 20.6% at December 31, 2001.  The discounted proceeds from the assignment of the lease rentals are equal to the present value of the remaining lease payments due under the lease, at an interest rate charged by the financial institutions.  Interest rates for this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the lease customer, the terms of the lease and the prevailing interest rates.  For a lease discounted on a non-recourse basis, the other financial institution has no recourse against TCF unless TCF is in default under the terms of the agreement under which the lease and the leased equipment are assigned to the other financial institution as collateral.  The other financial institution may, however, take title to the collateral in the event the customer fails to make lease payments or if certain other defaults by the lease customer occur under the terms of the lease.  For additional information on leasing and equipment finance, see “Financial Review -- Consolidated Financial Condition Analysis – Loans and Leases” on pages 31 through 34 of TCF’s 2002 Annual Report, incorporated herein by reference.

Included in the investment in leveraged leases at December 31, 2002, is an $18.7 million leveraged lease related to a 100% equity interest in a Boeing 767-300 aircraft on lease to Delta Airlines in the United States.  The aircraft is in service, the lessee is current on the lease payments and the lease expires in 2010.  This lease represents TCF’s only material direct exposure to the commercial airline industry.  TCF’s expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there is lower demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.

Residential Mortgage Lending

TCF’s residential mortgage loan originations (first mortgage loans for financing one- to four-family homes) are predominantly secured by properties in Minnesota, Illinois, Wisconsin and Michigan.  TCF engages in both adjustable-rate and fixed-rate residential mortgage lending.  Adjustable-rate residential mortgage loans held in TCF’s portfolio totaled $610.3 million at December 31, 2002, compared with $1.2 billion at December 31, 2001.  TCF Mortgage Corporation (“TCF Mortgage”), a wholly owned subsidiary, originates loans directly and also purchases loans.

TCF Mortgage sells residential mortgages in the secondary market, primarily on a nonrecourse basis.  TCF Mortgage retains servicing rights for the majority of the loans it sells into the secondary market.  These sales provide additional funds for loan originations and also generate fee income.  TCF Mortgage may also from time to time purchase or sell servicing rights on residential mortgage loans.  At December 31, 2002, 2001 and 2000, TCF Mortgage serviced residential mortgage loans for others totaling $5.6 billion, $4.7 billion and $4 billion, respectively.  During 2000, TCF purchased bulk servicing rights on $933 million of residential mortgage loans at a cost of $13.8 million.  No bulk servicing purchases occurred in 2001 or 2002, and no bulk servicing sales occurred in 2000, 2001 or 2002.

Adjustable-rate residential mortgage loans retained by TCF have various adjustment periods and generally provide for limitations on the amount the rate may adjust on each adjustment date, as well as the total amount of adjustments over the lives of the loans.  Accordingly, while this portfolio of loans is interest rate sensitive, it may not be as interest rate sensitive as TCF’s cost of funds.  In addition to such interest rate risk, TCF faces credit risks resulting from potential increased costs to borrowers as a result of rate adjustments on adjustable-rate loans in its portfolio. Such adjustments depend upon the magnitude and frequency of shifts in market interest rates.  Some adjustable-rate residential real estate loans originated by TCF in prior periods did not provide for limitations on rate adjustments.  Credit risk may also result from declines in the values of underlying real estate collateral.  See discussion below under “-- Classified Assets, Loan and Lease Delinquencies and Defaults.”

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

Classified Assets, Loan and Lease Delinquencies and Defaults

TCF has established a classification system for individual commercial loans, leases or other assets based on OCC regulations under which all or part of a loan or other asset may be classified as “special mention,” “substandard,” “doubtful,” or “loss.”  It has also established overall ratings for various credit portfolios.  A loan, lease or other asset is placed in the substandard category when it is considered to have a well-defined weakness.  A loan, lease or other asset is placed in the doubtful category when some loss is likely but there is still sufficient uncertainty to permit the asset to remain on the books at its full value with appropriate consideration in the allowance for credit losses.  All or a portion of a loan, lease or other asset is classified as loss when it is considered uncollectible, in which case it is charged off.  A loan, lease or other asset for which some possible exposure to credit loss is perceived is classified as special mention.  Loans, leases and other assets that are classified are subject to periodic review of their appropriate ratings and regulatory classifications.

The allowance for loan and lease losses involves estimates and management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio and general economic conditions.  The Company considers the allowance for loan and lease losses adequate to cover losses inherent in the loan and lease portfolios.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant increases in the allowance for loan and lease losses.  The expansion of the Company’s consumer lending and other lending and leasing operations creates increased exposure to increases in delinquencies, repossessions, foreclosures and losses that generally occur during economic downturns or recessions, or that may result from decreased profits affecting particular industry segments.

Adverse economic developments are also likely to adversely affect commercial lending operations and increase the risk of loan defaults and credit losses on such loans.  Carrying values of foreclosed commercial real estate properties are generally based on appraisals prepared by certified or licensed appraisers.  Although TCF conducts a review of external commercial real estate appraisals it receives, weaknesses in real estate markets may result in declines in property values and the sale of properties at less than previously estimated values, resulting in additional charge-offs.  TCF recognizes the effect of such events in the periods in which they occur.

Additional information concerning TCF’s allowance for loan and lease losses is set forth in “Financial Review -- Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses” on pages 35 and 36, in Note 1 of Notes to Consolidated Financial Statements on pages 51 through 53 and in Note 7 of Notes to Consolidated Financial Statements on page 57 of TCF’s 2002 Annual Report, incorporated herein by reference.  Additional information regarding non-accrual loans and leases, accruing loans and leases 90 days or more past due and potential problem loans is set forth in “Financial Review -- Consolidated Financial Condition Analysis – Non-Performing Assets,” on page 37, “Financial Review -- Consolidated Financial Condition Analysis – Past Due Loans and Leases” on pages 37 and 38 and “Financial Review -- Consolidated Financial Condition Analysis – Potential Problem Loans and Leases” on page 38 of TCF’s 2002 Annual Report, incorporated herein by reference.

INVESTMENT ACTIVITIES

TCF National Bank has authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers’ acceptances and federal funds.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans and leases.  TCF National Bank must also meet reserve requirements of the FRB, which are imposed based on amounts on deposit in various types of deposit categories.

Information regarding the carrying values and fair values of TCF’s investments and securities available for sale is set forth in Notes 3 and 4 of Notes to Consolidated Financial Statements on page 54 of TCF’s 2002 Annual Report, incorporated herein by reference.

SOURCES OF FUNDS

Deposits

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes.  Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, money market conditions and other factors.  Consumer and commercial deposits are attracted principally from within TCF’s primary market areas through the offering of a broad selection of deposit instruments including consumer and commercial demand deposit accounts, interest-bearing checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.  Since deposits are concentrated in Minnesota, Illinois, Wisconsin, Michigan and Colorado, adverse economic conditions within these states could result in greater difficulty in attracting deposit liabilities.

The composition of TCF’s deposits has a significant impact on the overall cost of funds.  TCF’s marketing strategy emphasizes attracting core deposits held in checking, savings, money market and certificate of deposit accounts.  These accounts provide significant fee income and are a source of low-interest cost funds.  Checking, savings and money market accounts comprised 75.1% of total deposits at December 31, 2002.  There were approximately 1.9 million retail checking, savings and money market accounts at December 31, 2002, compared with approximately 1.8 million and 1.7 million such accounts at December 31, 2001 and 2000 respectively.

Information concerning TCF’s deposits is set forth in “Financial Review -- Consolidated Financial Condition Analysis – Deposits” on page 39 and in Note 11 of Notes to Consolidated Financial Statements on pages 59 and 60 of TCF’s 2002 Annual Report, incorporated herein by reference.

Borrowings

Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or net deposit outflows, or to support expanded activities.  These borrowings include FHLB advances, reverse repurchase agreements and other borrowings.

The FHLB System functions as a central reserve bank providing credit for financial institutions through a regional bank located within a particular financial institution’s assigned region.  TCF National Bank is a member of the FHLB system, is required to own a minimum level of FHLB capital stock and is authorized to apply for advances on the security of such stock, mortgage-backed securities, residential real estate loans and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met.  TCF’s FHLB advances totaled  $2 billion at December 31, 2002, unchanged from December 31, 2001.  FHLB advances are made pursuant to several different credit programs.  Each credit program has its own interest rates and range of maturities.  The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances.  Acceptable uses prescribed by the FHLB include meeting short-term liquidity needs.  In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB’s assessment of the institution’s creditworthiness.

As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements (“reverse repurchase agreements”) with FHLMC or major investment bankers utilizing government securities or mortgage-backed securities as collateral.  Reverse repurchase agreements totaled $747.7 million at December 31, 2002, compared with $869.7 million at December 31, 2001.  Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a reverse repurchase agreement.  The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and TCF enters into reverse repurchase agreements only with institutions with a satisfactory credit history.

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

Information concerning TCF’s FHLB advances, reverse repurchase agreements and other borrowings is set forth in “Financial Review -- Consolidated Financial Condition Analysis – Borrowings” on page 39 and in Notes 12 and 13 of Notes to Consolidated Financial Statements on pages 60 through 62 of TCF’s 2002 Annual Report, incorporated herein by reference.

BUSINESS RISKS

Like all financial companies, TCF's business and results of operations are subject to a number of risks, many of which are outside of TCF's control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact TCF's business and future results of operations.

Changes in interest rates could negatively impact TCF's financial condition and results of operations.

TCF's results of operations depend substantially on its net interest income, which results from the difference between interest earned on interest-earning assets, such as investments, loans, and leases, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors, including Federal Reserve monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management's control may also affect interest rates. If TCF's interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income.

TCF’s consumer and commercial loans (excluding loans at their floor rate) tied to a floating interest rate (prime or LIBOR) have increased $703 million in 2002.  This is primarily due to TCF meeting customer demand by offering variable-rate loans.  TCF also provides fixed- and adjustable-rate commercial and consumer loans which declined by $70 million in 2002.  Fixed rate loans increase TCF's exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, TCF's results of operations could be negatively impacted.

TCF’s one-year adjusted interest rate gap was a positive $1.1 billion, or 9% of total assets at December 31, 2002 compared with a positive $241.8 million or 2% at December 31, 2001.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing.  TCF has sought to manage the change in interest rates by taking certain steps to reposition the balance sheet for a rising short-term interest rate environment, but there can be no assurance that short-term interest rates will indeed rise.  If interest rates remain at current levels or fall further, net interest income may decline and the net interest margin may compress.

Changes in interest rates also can affect the value of loans and other interest-earning assets, including retained interests in mortgage servicing rights, and TCF's ability to realize gains on the sale or resolution of assets.  This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and increased loan loss reserve requirements which could have a material adverse effect on TCF's results of operations.

Although fluctuations in market interest rates are neither completely predictable nor controllable, TCF's Asset/Liability Management Committee regularly monitors TCF's interest rate position and oversees its financial risk management by establishing policies and operating limits.

Changes in interest rates or prepayment speeds could negatively impact TCF’s residential mortgage servicing portfolio and related mortgage servicing rights.

The capitalization, amortization and impairment of mortgage servicing rights are subject to significant estimates.  These estimates are based upon loan types, note rates and prepayment speed assumptions for the overall portfolio.  Changes in interest rates or prepayment speeds may have a material effect on the net carrying value of mortgage servicing rights.  In a declining interest rate environment, prepayment speed assumptions will increase and result in acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights decline.  Additionally, changes in economic conditions may result in an increase in defaults which may also adversely impact the value of the mortgage servicing rights.  During 2002, TCF experienced a resurgence in refinance activity, driven by continued declines in mortgage interest rates, which led to sharply higher prepayments in TCF’s servicing portfolio and increased amortization and impairment of mortgage servicing rights.  At December 31, 2002, TCF’s capitalized mortgage servicing rights, net of valuation allowance, totaled $62.6 million with an estimated fair value of $62.6 million.  In 2002, TCF recorded amortization and impairment expense of $22.9 million and $12.5 million, respectively.

Declines in home values in TCF’s markets could adversely impact results from operations.

Like all banks, TCF is subject to the effects of any economic downturn, and in particular a significant decline in home values in TCF’s markets could have a negative effect on results of operations.  At December 31, 2002, TCF had $3 billion of consumer home equity loans with a weighted average loan-to-value ratio for the portfolio of 72%.  In addition, at December 31, 2002, TCF had $1.8 billion in residential real estate loans with a weighted average loan-to-value of 54%.  A significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses on these portfolios.

TCF’s expanded leasing and equipment finance activities.

TCF’s expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed in service as well as the decline in equipment values for equipment previously placed in service.  The majority of TCF’s leasing and equipment finance portfolio has been originated during recent years, and consequently the performance of this portfolio may not be reflective of future results and credit quality.  A portion of the investment in leveraged leases at December 31, 2002 included a 100% equity interest in a Boeing 767-300 aircraft on lease to Delta Airlines in the United States.  An economic slowdown has adversely impacted the airline industry and could have an adverse impact on the lessee’s ability to meet its lease obligations.  The aircraft is in service and the lessee is current on the lease payments.  The lease expires in 2010 and represents TCF’s only material direct exposure to the commercial airline industry.

The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking and the continued success and viability of TCF’s supermarket partners.

Beginning in 1998, TCF significantly expanded its retail banking franchise and had 395 retail branches at December 31, 2002.  Since January 1, 1998, TCF has opened 220 new branches, of which 191 were supermarket locations.  At December 31, 2002, TCF had 244 supermarket branches, representing 62% of all retail branches.  Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth in both deposits and lending products.  The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking as well as the continued success and viability of TCF’s supermarket partners and TCF’s ability to maintain licenses or lease agreements for its supermarket locations.  TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner.  During 2002, one supermarket branch was closed involuntarily when TCF’s supermarket partner in Colorado sold a store and discontinued TCF’s license agreement for this location.  Subsequent to December 31, 2002, TCF has been notified by its supermarket partners that seven additional supermarket branches will be closed involuntarily when TCF’s supermarket partners in Michigan, Colorado and Wisconsin close stores and discontinue TCF’s license agreements for these locations.  TCF is subject to the risk, among others, that in addition to the seven branches mentioned above, its license for additional locations may be terminated in the future, upon the sale or closure of a location by its supermarket partners.

Future debit card revenues may be impacted by pending debit card class action litigation against VISA®, USA and Mastercard®.

While TCF is not party to the pending debit card class action litigation against VISA®, USA and Mastercard®, a ruling against VISA® and Mastercard® could have an adverse impact on future debit card revenue for TCF.  Debit card revenue consists primarily of TCF Express Card interchange fees received for handling off-line customer transactions (signature-based) processed through the VISA association system.  Debit card revenues totaled $46.2 million for 2002, up 14% from 2001.  While the outcome of the pending litigation cannot be predicted, it may result in changes in both the processing of debit card transactions and the fees associated with these transactions that could have an adverse impact on TCF.  TCF is making an effort to increase the number of cards outstanding and the number of customer transactions.  If it is successful in doing so, this would lessen the impact on future debit card revenue of an adverse ruling in this litigation.

New or revised tax, accounting, regulatory laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations, and financial condition.

The financial services industry is regulated extensively. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not to benefit a financial company's shareholders. These  laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in this report under the heading "Regulation." These regulations, along with the currently existing tax and accounting laws, regulations, rules, and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. Current events that may not have a direct impact on TCF, such as accounting improprieties, may result in the adoption of substantive revisions to laws, regulations, rules, and standards. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on TCF's business, results of operations, and financial condition, the effect of which is impossible to predict at this time.

The extended disruption of vital infrastructure could negatively impact TCF's business, results of operations, and financial condition.

TCF's operations depend upon, among other things, its technological and physical infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of TCF's control, could have a material adverse impact either on the financial services industry as a whole, or on TCF's business, results of operations, and financial condition.

If TCF’s real estate investment trust (REIT) affiliates fail to qualify as REITs, TCF will be subject to a higher consolidated effective tax rate.

TCF has REITS and related companies that acquire, hold and manage mortgage assets and other authorized investments to generate income.  These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REITs must meet specific provisions of the Internal Revenue Code (“IRC”) to continue to qualify as a REIT.  Two specific provisions applicable to REITs are an income test and an asset test. At least 75% of each REIT’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of each REIT’s total assets must be represented by real estate assets.  At December 31, 2002, TCF’s REITs met applicable provisions of the IRC to qualify as REITs.  State laws may also impose limitations or restrictions on operations of these companies.  These laws are subject to change.  If these REIT affiliates fail to meet any of the required provisions of Federal and state tax laws the resulting tax consequences would increase TCF's effective tax rate.

TCF's consolidated financial statements conform with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Actual results could differ from those estimates.

TCF's consolidated financial statements include estimates related to accruals of income and expenses and determination of fair values or carrying values of certain, but not all, assets and liabilities. These estimates are based on information available to management at the time the estimates are made. Factors involved in these estimates, such as estimates based on prevailing interest rates and prepayment speeds that can affect the carrying value of mortgage servicing rights, could change in the future and lead to a change in estimates that could have a material impact on TCF's consolidated results of operations or financial condition.

OTHER INFORMATION

Activities of Subsidiaries of TCF Financial Corporation

TCF’s business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF’s consolidated financial statements.  TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance-sheet borrowings.  During the year ended December 31, 2002, TCF’s subsidiaries other than TCF National Bank were principally engaged in the following activities:

Leasing – Winthrop and TCF Leasing provide a broad range of comprehensive lease and equipment finance products.  Winthrop leases high-technology and other equipment or software, often to middle-market and large corporate customers.  TCF Leasing specializes in the leasing and financing of manufacturing and construction equipment along with specialty vehicles in key markets in various regions of the United States, and through its TCF Express Leasing Division, also engages in equipment leasing to small and growing businesses.  TCF’s leasing and equipment finance businesses finance equipment in all 50 states.

Mortgage Banking – TCF Mortgage originates, purchases, sells and services residential first mortgage loans.

Insurance and Investment Services – TCF Financial Insurance Agency, Inc., is an insurance agency engaging in the sale of fixed-rate, single premium tax-deferred annuities and life insurance products.  TCF Securities, Inc. engages in the sale of non-proprietary mutual fund products, in the sale of variable-rate, single premium tax-deferred annuities and in online and broker-assisted brokerage sales activity.

Additionally, TCF National Bank has Real Estate Investment Trust (REIT) subsidiaries formed to assist in the centralized management of the residential mortgage loan portfolio.

Recent Accounting Developments

There has been an ongoing review over many years of the accounting principles and practices used by financial institutions.  This review is expected to continue by the banking regulators, the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”) and other organizations.  As a result of this process, there have been new accounting pronouncements which have had an impact on TCF.  Further developments may be forthcoming in light of this ongoing review process.  See

“Financial Review -- Consolidated Financial Condition Analysis – Recent Accounting Developments” on page 43 and “Financial Review -- Legislative, Legal and Regulatory Developments” on page 44 of TCF’s 2002 Annual Report, incorporated herein by reference.

Competition

TCF competes with a number of depository institutions and financial service providers in its market areas, and experiences significant competition in attracting and retaining deposits and in lending funds.  TCF believes the primary factors in competing for deposits are the ability to offer attractive rates and products, convenient customer service locations and supporting data processing systems and services.  Direct competition for deposits comes primarily from other commercial banks, investment banks, credit unions and savings institutions.  Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities.  The primary factors in competing for loans are interest rates, loan origination fees and the range of services offered.  TCF competes for the origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions.  TCF also competes nationwide with other leasing companies in the financing of high-technology and other equipment.  Expanded use of the internet has increased the potential competition affecting TCF and its loan, lease and deposit products.

Employees

As of December 31, 2002, TCF had approximately 8,200 employees, including 2,800 part-time employees.  TCF provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, accident insurance, short- and long-term disability coverage, a cash balance pension plan and a shared contribution stock ownership Employees Stock Purchase Plan.

REGULATION

The banking industry is generally subject to extensive regulatory oversight.  TCF Financial, as a publicly held financial holding company, and TCF National Bank, as a national bank with deposits insured by the FDIC, are subject to a number of laws and regulations.  Many of these laws and regulations have undergone significant change in recent years.  These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements.  Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty.

Recent Developments

•                SARBANES-OXLEY Act of 2002

On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 into law.  The Sarbanes-Oxley Act provides for sweeping changes dealing with corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers.  Section 302 of the Sarbanes-Oxley Act, entitled “Corporate Responsibility for Financial Reports” required the SEC to adopt numerous new rules to implement the requirements of the Sarbanes-Oxley Act.  These requirements include new financial reporting requirements and rules concerning corporate governance, among other new requirements.  New rules, which took effect August 29, 2002, require a company’s chief executive and chief financial officers to certify certain financial and other information included in the company’s quarterly and annual reports.  The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation.  See Certifications on pages 21 and 22 for such certifications of the financial statements and other information for this 2002 Form 10-K.  See “CONTROLS AND PROCEDURES” for TCF’s evaluation of disclosure controls and procedures.  TCF is also filing as an exhibit to this report certificates called for under Section 906 of the Sarbanes-Oxley Act.

•                USA PATRIOT Act

The President of the United States signed the USA PATRIOT Act into law on October 26, 2001.  The USA PATRIOT Act establishes a wide variety of new and enhanced ways of combating international terrorism.  The provisions that affect national banks (and other financial institutions) most directly are contained in Title III of the act.  In general, Title III amends current law – primarily the Bank Secrecy Act – to provide the Secretary of Treasury (Treasury) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

Among other things, the USA PATRIOT Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks.  In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted.  These and other provisions of the USA PATRIOT Act became effective at varying times and the Treasury and various federal banking agencies are responsible for issuing regulations to implement the new law.

•                Financial Modernization Act

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the “Act” or the “Gramm-Leach-Bliley Act”).  The Act significantly changed the regulatory structure and oversight of the financial services industry and expanded financial affiliation opportunities for bank holding companies.  Among other changes, the Act permits “financial holding companies” to engage in a range of activities that are “financial in nature” or “incidental” thereto, such as banking, insurance, securities activities, and merchant banking.  To qualify to engage in expanded financial activities, a financial holding company must make certain required regulatory filings, and subsidiary depository institutions must be well-capitalized, well-managed and rated “satisfactory” or better under the Community Reinvestment Act.  TCF met these requirements and became a financial holding company in June 2000.

The Act prohibits financial institutions from sharing non-public financial information on their customers to non-affiliated third parties unless the customer is provided the opportunity to opt-out or the customer consents.  However, the Act allows a financial institution to disclose confidential information to non-affiliated third parties pursuant to a joint marketing agreement (after full disclosure to the customer), to perform services on behalf of the institution, to market the institution’s own products, and to protect against fraud.  The federal banking agencies have issued regulations implementing privacy provisions of the Act.

Regulatory Capital Requirements

TCF Financial and TCF National Bank are subject to regulatory capital requirements of the FRB and the OCC, respectively.  These requirements are described below.  In addition, these regulatory agencies are required by law to take prompt action when institutions do not meet certain other minimum capital standards.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines five levels of capital condition, the highest of which is “well-capitalized,” and requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or activity restrictions.  Undercapitalized banks must also develop a capital restoration plan and the parent financial holding company is required to guarantee compliance with the plan.  TCF Financial and TCF National Bank are “well-capitalized” under the FDICIA capital standards.

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

TCF Financial is currently required to maintain (i) Tier 1 capital equal to at least four percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to eight percent of risk-weighted assets.  The FRB also requires financial holding companies to maintain a minimum Tier 1 “leverage ratio” (measuring Tier 1 capital as a percentage of adjusted total assets) of at least three percent.  Higher leverage ratio requirements (minimum additional capital of 100 to 200 basis points) may be imposed for institutions that do not have the highest regulatory rating or that fail to meet certain other criteria.  At December 31, 2002, TCF believes it met all these requirements.  See Note 16 of Notes to Consolidated Financial Statements on page 64 of TCF’s 2002 Annual Report, incorporated herein by reference.  The FRB has not advised TCF of any specific minimum Tier 1 leverage ratio applicable to it.

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

The OCC also imposes on TCF National Bank regulatory capital requirements that are substantially similar to those imposed by the FRB, and TCF believes TCF National Bank complied with all OCC regulatory capital requirements at December 31, 2002.

The FRB and the OCC also have adopted rules that could permit them to quantify and account for interest-rate risk exposure and market risk from trading activity and reflect these risks in higher capital requirements.  New legislation, additional rulemaking, or changes in regulatory policies may affect future regulatory capital requirements applicable to TCF Financial and TCF National Bank.  The ability of TCF Financial and TCF National Bank to comply with regulatory capital requirements may be adversely affected by legislative changes or future rulemaking or policies of their regulatory authorities or by unanticipated losses or lower levels of earnings.

Restrictions on Distributions

Dividends or other capital distributions from TCF National Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial’s other borrowings, or for its other cash needs.  TCF National Bank’s ability to pay dividends is dependent on regulatory policies and regulatory capital requirements.  The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies.  In general, TCF National Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net profits during a year combined with its retained net profits for the preceding two years without prior approval of the OCC.  TCF National Bank’s ability to make any capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities.  TCF National Bank’s ability to make any such distributions may also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods.  These capital adequacy standards may be higher than existing minimum capital requirements.  The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice.  In addition, tax considerations may limit the ability of TCF National Bank to make dividend payments in excess of its current and accumulated tax “earnings and profits” (“E&P”).  Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates.  See “Financial Review -- Consolidated Financial Condition Analysis – Liquidity Management” on pages 38 and 39 and Note 15 of Notes to Consolidated Financial Statements on pages 63 and 64 of TCF’s 2002 Annual Report, incorporated herein by reference.

Regulation of TCF Financial and Affiliate and Insider Transactions

TCF Financial is subject to regulation as a financial holding company.  It is required to register with the FRB and is subject to FRB regulations, examinations and reporting requirements relating to bank or financial holding companies.  As a subsidiary of a financial holding company, TCF National Bank is subject to certain restrictions in its dealings with TCF Financial and with other companies affiliated with TCF Financial.

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

Under the Bank Holding Company Act (“BHCA”), a bank holding company must obtain FRB approval before acquiring more than 5% control, or substantially all of the assets, of another bank, or bank or financial holding company, or merging or consolidating with such a holding company.  The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, or conducting activities permitted by the FRB as being closely related and proper incidents to the business of banking.  As discussed above, the Gramm-Leach-Bliley Act permits financial holding companies to engage in an expanded list of activities, subject to certain restrictions.  See “--Recent Developments.”

Restrictions on Change in Control

Federal and state laws and regulations contain a number of provisions which impose restrictions on changes in control of financial institutions such as TCF National Bank, and which require regulatory approval prior to any such changes in control.  The Restated Certificate of Incorporation of TCF Financial and a Shareholder Rights Plan adopted by TCF Financial in 1999 contain, among other items, features which may inhibit a change in control of TCF Financial.

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

Insurance of Accounts; Depositor Preference

The deposits of TCF National Bank are insured by the FDIC up to $100,000 per insured depositor.  Substantially all of TCF’s deposits are Savings Association Insurance Fund (“SAIF”) insured, but TCF also has deposits insured by the Bank Insurance Fund (“BIF”).  The FDIC establishes deposit insurance rates to maintain a mandated designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits).  The reserve ratio calculated by the FDIC is currently 1.25% for BIF and 1.39% for SAIF.  The FDIC has established a risk-based deposit insurance assessment under which deposit insurance assessments are based upon an institution’s capital strength and supervisory condition, as determined by the institution’s primary regulator.  The annual insurance premiums on bank deposits insured by the BIF and SAIF may vary between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.  Annual insurance premiums have not been required for TCF for 2002, 2001, and 2000.  If the designated reserve ratio falls below the ratio set by the FDIC, the FDIC may be required to increase deposit insurance rates sufficient to maintain the designated level.  An increase in deposit insurance rates could have a material adverse effect on TCF, depending on the amount and duration of the increase.

In addition to risk-based deposit insurance assessments, assessments may be imposed on deposits insured by either the BIF or the SAIF pay for cost of Financing Corporation (“FICO”) funding.  FICO assessment rates for 2002 ranged from $.0170 to $.0182 per $100 of deposits annually for both BIF-assessable and SAIF-assessable deposits.  FICO assessments of  $1.2 million, $1.3 million and $1.4 million were imposed and expensed in other expenses for 2002, 2001 and 2000, respectively.

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

Subsidiaries of TCF may also be subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain insurance, mortgage banking and securities brokerage activities.

National Bank Investment Limitations

Permissible investments by national banks are limited by the National Bank Act, as amended, and by rules of the OCC.  Non-traditional bank activities permitted by the Gramm-Leach-Bliley Act will subject a bank to additional regulatory limitations or requirements, including a required regulatory capital deduction and application of transactions with affiliates limitations in connection with such activities.  See “--Recent Developments.”

Future Legislative and Regulatory Change; Litigation and Enforcement Activity

There are a number of respects in which future legislative or regulatory change, or changes in enforcement practices or court rulings, could adversely affect TCF, and it is generally not possible to predict when or if such changes may have an impact on TCF.  Legislative proposals for tax reform have sought the elimination of certain tax benefits for single premium annuities which, if adopted, could impair TCF’s ability to market annuity products.  Legislation and administrative action have limited the role of private lenders in education loans and has adversely affected the profitability of student lending activity.  TCF’s non-interest income in future periods may be negatively impacted by pending state and federal legislative proposals which, if enacted, could limit loan, deposit or other fees and service charges.  Financial institutions have increasingly been the subject of class action lawsuits or in some cases regulatory actions challenging a variety of practices involving consumer lending and retail deposit-taking activity.  While TCF is not a party to the pending debit card class action litigation against VISA®, USA and Mastercard®, if this litigation is successful, it could also have an adverse impact on future debit card revenues for TCF.

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

TAXATION

Federal Taxation

IRS Audit History

The 3-year statute of limitations on TCF’s consolidated Federal income tax return is closed through 1998, with the exception of certain filed refund claims.

See “Financial Review -- Consolidated Income Statement Analysis – Income Taxes” on pages 30 and 31, Note 1 of Notes to Consolidated Financial Statements on pages 51 through 53 and Note 14 of Notes to Consolidated Financial Statements on pages 62 and 63 of TCF’s 2002 Annual Report, incorporated herein by reference, for additional information regarding TCF’s income taxes.

State Taxation

TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions.  TCF’s primary banking activities are in the states of Minnesota, Illinois, Wisconsin, Michigan, Colorado and Indiana.  The tax rates in those jurisdictions are 9.8%, 7.3%, 7.9%, 1.9%, 4.6% and 8.5%, respectively.  The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction.

FORWARD-LOOKING INFORMATION

This Annual Report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; ability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; the risk that TCF could be unable to effectively manage the volatility of its mortgage banking business, which could adversely affect earnings; results of litigation or other significant uncertainties.

ITEM 2.          PROPERTIES

Offices

At December 31, 2002, TCF owned the buildings and land for 106 of its bank branch offices, owned the buildings but leased the land for four of its bank branch offices and leased or licensed the remaining 285 bank branch offices, all of which are well maintained.  The properties related to the bank branch offices owned by TCF had a depreciated cost of approximately $123 million at December 31, 2002.  At December 31, 2002, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $23.3 million.  In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $22.6 million at December 31, 2002.  See Note 8 of Notes to Consolidated Financial Statements on page 57 of TCF’s 2002 Annual Report, incorporated herein by reference.

ITEM 3.                             LEGAL PROCEEDINGS

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations.  TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan and leasing collection activities.  From time to time, borrowers and other customers have also brought actions against TCF, in some cases claiming substantial amounts of damages.  Financial services companies are subject to class actions, and TCF has had such actions brought against it from time to time.  Management, after review with its legal counsel, believes that the ultimate disposition of its litigation will not have a material effect on TCF’s financial condition.  Among other possible developments, adverse decisions in litigation dealing with ATM surcharges, or pending litigation against VISA® and MasterCard® affecting debit card fees could have an adverse impact on TCF.

In 1993 and 1995, TCF National Bank (or predecessor institutions) filed actions in the United States Court of Federal Claims seeking monetary damages against the United States based on the government’s breach of contracts in connection with the acquisition of certain savings associations prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”).  In January 2003, after a review of recent decisions pertaining to liability and damages issues in similar cases, and in light of the projected costs of further litigation, TCF voluntarily withdrew the complaint filed in the 1995 action.  Because of the complexity of the issues involved in both the liability and damages phases of this litigation, and the usual risks associated with litigation, the Company cannot predict the outcome of the remaining case, and investors should not anticipate any recovery.

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

		High	Low	Dividends Declared
2002:
	First Quarter	$54.60	$46.87	$.2875
	Second Quarter	54.07	46.65	.2875
	Third Quarter	50.30	39.90	.2875
	Fourth Quarter	44.75	35.10	.2875

2001:
	First Quarter	$44.38	$32.81	$.25
	Second Quarter	46.55	34.90	.25
	Third Quarter	51.12	39.45	.25
	Fourth Quarter	48.25	39.40	.25

As of January 31, 2003, there were approximately 11,000 record holders of TCF’s common stock.

The Board of Directors of TCF Financial has not adopted a formal dividend policy.  The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF’s common stock as justified by the financial condition of TCF.  The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF’s earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF National Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant.  In general, TCF National Bank may not declare or pay a dividend to TCF in excess of 100% of its net profits for that year combined with its retained net profits for the preceding two calendar years without prior approval of the OCC.  Restrictions on the ability of TCF National Bank to pay cash dividends or possible diminished earnings of the indirect subsidiaries of TCF Financial may limit the ability of TCF Financial to pay dividends in the future to holders of its common stock.  See “REGULATION -- Regulatory Capital Requirements,”  “REGULATION  -- Restrictions on Distributions” and Note 15 of Notes to Consolidated Financial Statements on pages 63 and 64 of TCF’s 2002 Annual Report, incorporated herein by reference.  Federal income tax rules may also limit dividend payments under certain circumstances.  See “TAXATION,” and Note 14 of Notes to Consolidated Financial Statements on pages 62 and 63 of TCF’s 2002 Annual Report, incorporated herein by reference.

ITEM 6.          SELECTED FINANCIAL DATA

The Other Financial Data on page 77 of TCF’s 2002 Annual Report, presenting selected financial data, is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and related notes appearing on pages 46 through 75 of TCF’s 2002 Annual Report, incorporated herein by reference.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The Financial Review on pages 20 through 45 of TCF’s 2002 Annual Report, presenting management’s discussion and analysis of TCF’s financial condition and results of operations, is incorporated herein by reference.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk set forth on pages 41 through 43 of TCF’s 2002 Annual Report are incorporated herein by reference.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report and Other Financial Data set forth on pages 46 through 77 of TCF’s 2002 Annual Report are incorporated herein by reference.  See Index to Consolidated Financial Statements on page 23 of this report.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of TCF is set forth in the following sections of Item 1 of TCF’s definitive proxy statement dated March 19, 2003 and incorporated herein by reference:  Election of Directors, Background of the Nominees and Other Directors, Committee Memberships and Attendance by Directors, Business Transactions, Loans or Other Relationships Between TCF Financial and its Directors or Officers, Compensation of Directors, TCF Stock Ownership of Directors, Officers and 5% Owners, Were All Stock Ownership Reports Timely Filed by TCF Insiders?, Background of Executives who are not Directors, Report of Compensation/Nominating/Corporate Governance Committee, Summary Compensation Table, Option Grants and Exercises and Benefits for Executives.

ITEM 11.       EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of Item 1 of TCF’s definitive proxy statement dated March 19, 2003 and incorporated herein by reference: Compensation of Directors, Report of Compensation/Nominating/Corporate Governance Committee, Summary Compensation Table, Option Grants and Exercises and Benefits for Executives.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of TCF’s common stock by TCF’s directors, executive officers, and certain other shareholders is set forth in the following sections of Item 1 of TCF’s definitive proxy statement dated March 19, 2003 and incorporated herein by reference: TCF Stock Ownership of Directors, Officers and 5% Owners and Were All Stock Ownership Reports Timely Filed by TCF Insiders?

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between TCF and management is set forth in the following section of Item 1 of TCF’s definitive proxy statement dated March 19, 2003 and is incorporated herein by reference:  Business Transactions, Loans or Other Relationships Between TCF Financial and its Directors or Officers.

ITEM 14.       CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer and its Controller and Assistant Treasurer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, the Chief Financial Officer and Treasurer and the Controller and Assistant Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of a control system inherently has limitations, including the benefits of controls must be considered relative to their costs.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  Therefore, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements, Financial Statement Schedules and Exhibits

	1.	Financial Statements

See Index to Consolidated Financial Statements on page 23 of this report.

	2.	Financial Statement Schedules

All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto or is not applicable.

	3.	Exhibits

See Index to Exhibits on page 23 of this report.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION
Registrant

By	/s/WILLIAM A. COOPER
William A. Cooper
Chairman of the Board and
Chief Executive Officer

Dated:  February 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM A. COOPER	Chairman of the Board, Chief Executive	February 24, 2003
William A. Cooper	Officer and Director

/s/ LYNN A. NAGORSKE	President, Chief Operating Officer and Director	February 24, 2003
Lynn A. Nagorske

/s/ NEIL W. BROWN	Executive Vice President, Chief Financial	February 24, 2003
Neil W. Brown	Officer and Treasurer
(Principal Financial Officer)

/s/ DAVID M. STAUTZ	Senior Vice President, Controller	February 24, 2003
David M. Stautz	and Assistant Treasurer
(Principal Accounting Officer)

/s/ WILLIAM F. BIEBER	Director	February 24, 2003
William F. Bieber

/s/ RODNEY P. BURWELL	Director	February 24, 2003
Rodney P. Burwell

/s/ THOMAS A. CUSICK	Director	February 24, 2003
Thomas A. Cusick

/s/ JOHN M. EGGEMEYER III	Director	February 24, 2003
John M. Eggemeyer III

/s/ ROBERT E. EVANS	Director	February 24, 2003
Robert E. Evans

/s/ LUELLA G. GOLDBERG	Director	February 24, 2003
Luella G. Goldberg

/s/ GEORGE G. JOHNSON	Director	February 24, 2003
George G. Johnson

/s/ THOMAS J. McGOUGH	Director	February 24, 2003
Thomas J. McGough

/s/ RICHARD F. McNAMARA	Director	February 24, 2003
Richard F. McNamara

/s/ GERALD A. SCHWALBACH	Director	February 24, 2003
Gerald A. Schwalbach

/s/ RALPH STRANGIS	Director	February 24, 2003
Ralph Strangis

CERTIFICATIONS

I, William A. Cooper, certify that:

1.	I have reviewed this annual report on Form 10-K of TCF Financial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

/s/ William A. Cooper
William A. Cooper, Chairman of the Board, Chief Executive Officer and Director

CERTIFICATIONS

I, Neil W. Brown, certify that:

1.	I have reviewed this annual report on Form 10-K of TCF Financial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

/s/ Neil W. Brown
Neil W. Brown, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of TCF and its subsidiaries, included in TCF’s 2002 Annual Report, are incorporated herein by reference in this report:

Description	Page in 2002 Annual Report

Independent Auditors’ Report	76

Consolidated Statements of Financial Condition at December 31, 2002 and 2001	46

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2002	47

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2002	48

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002	50

Notes to Consolidated Financial Statements	51

Other Financial Data	77

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

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

10(a)

Stock Option and Incentive Plan of TCF Financial Corporation, as amended [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Registration Statement on Form S-4, No. 33-14203 (filed May 12, 1987)]; Second Amendment, Third Amendment and Fourth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, No. 0-16431]; Fifth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 001-10253]; amendment dated January 21, 1991 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 001-10253]; and as further amended by amendment dated January 28, 1992 and amendment dated March 23, 1992 (effective April 15, 1992) [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, No. 001-10253]

10(b)

TCF Financial 1995 Incentive Stock Program, as amended October 1, 1995 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; as amended October 22, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended on January 24, 2000 and approved by shareholders of TCF Financial Corporation at the Annual Meeting on May 10, 2000 [incorporated by reference from TCF Financial Corporation’s Proxy Statement filed March 31, 2000]; as further amended on January 22, 2001 [incorporated by reference to Exhibit 10(b) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, No. 001-10253]; as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(b) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No.001-10253]

10(c)

Amended and Restated TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated effective as of January 1, 2000 [incorporated by reference to Exhibit 10(c) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, No. 001-10253]; as amended by amendment adopted April 30, 2001 (incorporated by reference to Exhibit 10(c) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(c) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, [No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(c) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253]

10(d)

Amended and Restated Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253]

10(e)*

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

Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended effective September 30, 1998 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended by amendment adopted January 24, 2000 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; as further amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No.001-10253]

10(k)

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

TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated effective as of January 1, 2000 [incorporated by reference to Exhibit 10(n) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253]

10(m)

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

Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant’s definitive proxy statement dated March 16, 1994, No. 001-10253]; and 1995 Plan Acknowledgment [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1996 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1997 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; and 1998 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; 1999 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(r) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and 2000 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; and 2001 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001, No. 001-10253]; and 2002 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002, No. 001-10253]

10(p)

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

TCF Directors Deferred Compensation Plan [incorporated by reference to Plan filed with registrant’s definitive proxy statement dated March 15, 1995, No. 001-10253]; as amended October 22, 1996 [incorporated by reference to Exhibit 10(x) to TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, No. 001-10253]; amendment adopted effective September 30, 1998 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253]

10(s)

Trust Agreement for TCF Directors Deferred Compensation Plan; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253]

10(t)

TCF Directors Retirement Plan dated October 24, 1995 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]

13#	TCF Financial Corporation 2002 Annual Report (portions incorporated by reference)

21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2002)

23#	Consent of KPMG LLP dated February 28, 2003

99#	Statement Pursuant to Title 18 United States Code Section 1350

*Executive Contract

#Filed herein