Form 10-Q
period 2003-03-31
TCF FINANCIAL CORP
filed 2003-05-14
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended
March 31, 2003

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

Yes   ☒                     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒                     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, $.01 par value	72,514,451 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL STATEMENTS

ITEM 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per-share data)
(Unaudited)

	At March 31, 2003	At December 31, 2002
ASSETS

Cash and due from banks	$371,489	$416,397
Investments	122,957	153,722
Securities available for sale	2,442,724	2,426,794
Loans held for sale	463,829	476,475
Loans and leases:
Consumer	3,137,517	3,005,882
Commercial real estate	1,858,070	1,835,788
Commercial business	446,929	440,074
Leasing and equipment finance	1,042,663	1,039,040
Subtotal	6,485,179	6,320,784
Residential real estate	1,568,430	1,800,344
Total loans and leases	8,053,609	8,121,128
Allowance for loan and lease losses	(77,813)	(77,008)
Net loans and leases	7,975,796	8,044,120
Premises and equipment	248,697	243,452
Goodwill	145,462	145,462
Deposit base intangibles	7,156	7,573
Mortgage servicing rights	52,953	62,644
Other assets	296,209	225,430
	$12,127,272	$12,202,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Checking	$3,070,512	$2,864,896
Savings	2,108,587	2,041,723
Money market	888,996	884,614
Subtotal	6,068,095	5,791,233
Certificates	1,897,243	1,918,755
Total deposits	7,965,338	7,709,988
Short-term borrowings	774,603	842,051
Long-term borrowings	1,993,287	2,268,244
Total borrowings	2,767,890	3,110,295
Accrued expenses and other liabilities	422,631	404,766
Total liabilities	11,155,859	11,225,049
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,539,643 and 92,638,937 shares issued	925	926
Additional paid-in capital	516,159	518,813
Retained earnings, subject to certain restrictions	1,148,361	1,111,955
Accumulated other comprehensive income	31,462	46,102
Treasury stock at cost, 19,420,229 and 18,783,051 shares, and other	(725,494)	(700,776)
Total stockholders’ equity	971,413	977,020
	$12,127,272	$12,202,069

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Interest income:
Loans and leases	$131,721	$151,751
Securities available for sale	33,764	24,591
Loans held for sale	5,226	6,320
Investments	1,403	1,709
Total interest income	172,114	184,371
Interest expense:
Deposits	18,477	24,500
Borrowings	31,225	35,347
Total interest expense	49,702	59,847
Net interest income	122,412	124,524
Provision for credit losses	2,710	9,154
Net interest income after provision for credit losses	119,702	115,370
Non-interest income:
Fees and service charges	54,414	47,547
Debit card revenue	12,914	10,092
ATM revenue	10,415	10,813
Investments and insurance commissions	3,520	3,232
Subtotal	81,263	71,684
Leasing and equipment finance	13,607	14,796
Mortgage banking	(430)	3,658
Other	2,076	4,786
Fees and other revenue	96,516	94,924
Gains on sales of securities available for sale	21,137	6,044
Gains (losses) on termination of debt	(6,576)	—
Gains on sales of branches	—	1,962
Other non-interest income	14,561	8,006
Total non-interest income	111,077	102,930
Non-interest expense:
Compensation and employee benefits	76,599	72,292
Occupancy and equipment	21,599	20,262
Advertising and promotions	6,353	5,330
Other	33,880	33,413
Total non-interest expense	138,431	131,297
Income before income tax expense	92,348	87,003
Income tax expense	32,221	30,686
Net income	$60,127	$56,317

Earnings per common share:
Basic	$.83	$.75
Diluted	$.83	$.75

Dividends declared per common share	$.325	$.2875

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$60,127	$56,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,361	8,301
Mortgage servicing rights amortization and impairment	17,301	3,925
Provision for credit losses	2,710	9,154
Proceeds from sales of loans held for sale	747,647	633,339
Principal collected on loans held for sale	7,121	5,080
Originations and purchases of loans held for sale	(744,668)	(601,148)
Net decrease in other assets and accrued expenses and other liabilities	24,918	31,736
Gains on sales of assets	(21,137)	(8,408)
Losses on termination of debt	6,576	—
Other, net	(2,034)	(5,217)

Total adjustments	47,795	76,762

Net cash provided by operating activities	107,922	133,079

Cash flows from investing activities:
Principal collected on loans and leases	997,358	781,763
Originations and purchases of loans	(844,007)	(630,530)
Purchases of equipment for lease financing	(107,120)	(106,827)
Proceeds from sales of securities available for sale	484,705	270,520
Proceeds from maturities of and principal collected on securities available for sale	240,481	152,847
Purchases of securities available for sale	(812,165)	(401,967)
Net decrease in Federal Home Loan Bank stock	30,767	2,369
Purchases of premises and equipment	(12,591)	(15,689)
Sales of deposits, net of cash paid	—	(15,206)
Loans to deferred compensation plans	—	551
Other, net	(19)	3,040

Net cash provided (used) by investing activities	(22,591)	40,871

Cash flows from financing activities:
Net increase in deposits	255,350	212,126
Net decrease in short-term borrowings	(67,448)	(395,284)
Proceeds from long-term borrowings	4,911	7,351
Payments on long-term borrowings	(272,552)	(3,133)
Purchases of common stock	(31,587)	(23,771)
Dividends on common stock	(23,721)	(21,791)
Other, net	4,808	5,474

Net cash used by financing activities	(130,239)	(219,028)

Net decrease in cash and due from banks	(44,908)	(45,078)
Cash and due from banks at beginning of period	416,397	386,700
Cash and due from banks at end of period	$371,489	$341,622

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$48,775	$58,763
Income taxes	$9,565	$26
Transfer of loans and leases to other assets	$6,905	$18,729

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total
Balance, December 31, 2001	92,719,544	$927	$520,940	$965,454	$6,229	$(576,517)	$917,033
Comprehensive income (loss):
Net income	—	—	—	56,317	—	—	56,317
Other comprehensive income (loss)	—	—	—	—	(8,100)	—	(8,100)
Comprehensive income (loss)	—	—	—	56,317	(8,100)	—	48,217
Dividends on common stock	—	—	—	(21,791)	—	—	(21,791)
Repurchase of 478,797 shares	—	—	—	—	—	(23,771)	(23,771)
Issuance of 43,550 shares	—	—	882	—	—	(882)	—
Cancellation of shares	(62,244)	—	(2,848)	—	—	184	(2,664)
Amortization of deferred compensation	—	—	—	—	—	1,324	1,324
Exercise of stock options, 39,260 shares	—	—	1,787	—	—	1,161	2,948
Change in shares held in trust for deferred compensation plans, at cost	—	—	(562)	—	—	562	—
Loan payments by deferred compensation plans	—	—	—	—	—	551	551
Balance, March 31, 2002	92,657,300	$927	$520,199	$999,980	$(1,871)	$(597,388)	$921,847

Balance, December 31, 2002	92,638,937	$926	$518,813	$1,111,955	$46,102	$(700,776)	$977,020
Comprehensive income (loss):
Net income	—	—	—	60,127	—	—	60,127
Other comprehensive income (loss)	—	—	—	—	(14,640)	—	(14,640)
Comprehensive income (loss)	—	—	—	60,127	(14,640)	—	45,487
Dividends on common stock	—	—	—	(23,721)	—	—	(23,721)
Repurchase of 757,097 shares	—	—	—	—	—	(31,587)	(31,587)
Issuance of 76,890 shares	—	—	816	—	—	(816)	—
Cancellation of shares	(99,294)	(1)	(2,533)	—	—	1,687	(847)
Amortization of deferred compensation	—	—	—	—	—	2,393	2,393
Exercise of stock options, 43,029 shares	—	—	1,267	—	—	1,401	2,668
Change in shares held in trust for deferred compensation plans, at cost	—	—	(2,204)	—	—	2,204	—
Balance, March 31, 2003	92,539,643	$925	$516,159	$1,148,361	$31,462	$(725,494)	$971,413

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(1)          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.  The material in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002 and for the year then ended.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)          Investments

The carrying values of investments, which approximate their fair values, consist of the following:

(In thousands)	At March 31, 2003	At December 31, 2002
Federal Home Loan Bank stock, at cost	$98,088	$128,855
Federal Reserve Bank stock, at cost	24,000	23,999
Interest-bearing deposits with banks	869	868
Total investments	$122,957	$153,722

(3)          Securities Available for Sale

Securities available for sale consist of the following:

	At March 31, 2003				At December 31, 2002
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
Federal agencies	$2,381,277	$50,948	$(742)	$2,431,483	$2,341,549	$73,225	$(35)	$2,414,739
Private issuer and collateralized mortgage obligations	11,346	—	(855)	10,491	12,178	4	(877)	11,305
Other securities	750	—	—	750	750	—	—	750
	$2,393,373	$50,948	$(1,597)	$2,442,724	$2,354,477	$73,229	$(912)	$2,426,794

Weighted-average yield	5.54%				5.96%

(4)          Goodwill and Intangible Assets

Goodwill and intangible assets as of March 31, 2003 are summarized as follows:

	At March 31, 2003			At December 31, 2002
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Amortizable intangible assets:
Mortgage servicing rights, net	$85,444	$32,491	$52,953	$92,525	$29,881	$62,644
Deposit base intangibles	21,180	14,024	7,156	21,180	13,607	7,573
Total	$106,624	$46,515	$60,109	$113,705	$43,488	$70,217

Unamortizable intangible assets:
Goodwill (included in Banking Segment)	$145,462		$145,462	$145,462		$145,462

Amortization expense for intangible assets was $8.2 million and $4.3 million for the quarters ended March 31, 2003 and 2002, respectively.  The following table shows the estimated future amortization expense for intangible assets based on existing asset balances and the interest rate environment as of March 31, 2003.  The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

(In thousands)	Mortgage Servicing Rights	Deposit Base Intangibles	Total

Estimated Amortization Expense:
For the remaining nine months ending December 31, 2003	$17,664	$1,250	$18,914

For the year ended December 31, 2004	13,630	1,662	15,292
For the year ended December 31, 2005	9,224	1,659	10,883
For the year ended December 31, 2006	5,699	1,630	7,329
For the year ended December 31, 2007	3,549	913	4,462
For the year ended December 31, 2008	2,270	17	2,287

At January 1, 2003, management finalized its annual impairment testing as required under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.  There have been no subsequent events that have occurred that would change the conclusions reached.

(5)          Mortgage Banking

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Three Months Ended March 31,
(In thousands)	2003	2002

Mortgage servicing rights at beginning of period	$71,990	$63,607
Purchases and originations	7,610	8,435
Amortization	(7,801)	(3,925)
Impairment write-down	(6,500)	(1,000)
Mortgage servicing rights at end of period	65,299	67,117
Valuation allowance at beginning of period	(9,346)	(5,346)
Provision for impairment	(9,500)	—
Impairment write-down	6,500	1,000
Valuation allowance at end of period	(12,346)	(4,346)
Mortgage servicing rights, net	$52,953	$62,771

The estimated fair value of mortgage servicing rights included in the Consolidated Statements of Financial Condition at March 31, 2003 was approximately $55.6 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved.  Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

The following table represents the components of mortgage banking revenue:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2003	2002	$	%

Servicing income	$5,433	$4,646	$787	16.9%
Less mortgage servicing:
Amortization	7,801	3,925	3,876	98.8
Impairment	9,500	—	9,500	N.M.
Subtotal	17,301	3,925	13,376	N.M.
Net servicing income (loss)	(11,868)	721	(12,589)	N.M.
Gains on sales of loans	10,626	2,144	8,482	N.M.
Other income	812	793	19	2.4
Total mortgage banking revenue	$(430)	$3,658	$(4,088)	N.M.

N.M. Not meaningful

At March 31, 2003 and 2002, TCF was servicing residential real estate loans for others with aggregate unpaid principal balances of approximately $5.4 billion and $5 billion respectively.  At March 31, 2003 and 2002, TCF had custodial funds of $262.8 million and $151.5 million, respectively, relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Statements of Financial Condition.  These custodial deposits relate primarily to mortgage servicing operations and represent customer funds for taxes and insurance and funds due investors on mortgage loans serviced by TCF.

(6)   Stockholders’ Equity

Treasury stock and other consists of the following:

(In thousands)	At March 31, 2003	At December 31, 2002

Treasury stock, at cost	$(635,691)	$(608,007)
Shares held in trust for deferred compensation plans, at cost	(68,204)	(70,408)
Unamortized deferred compensation	(21,599)	(22,361)
	$(725,494)	$(700,776)

TCF purchased 757,097 shares of its common stock during the first quarter of 2003, compared with 478,797 shares for the same 2002 period.  At March 31, 2003, TCF had 2.8 million shares remaining in its stock repurchase program authorized by the Board of Directors.

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

(Dollars in thousands)	Actual		Minimum Capital Requirement		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2003:
Tier 1 leverage capital
TCF Financial Corporation	$786,294	6.57%	$359,261	3.00%	$427,033	3.57%
TCF National Bank	768,827	6.47	356,648	3.00	412,179	3.47

Tier 1 risk-based capital
TCF Financial Corporation	786,294	10.09	311,609	4.00	474,685	6.09
TCF National Bank	768,827	9.89	311,039	4.00	457,788	5.89

Total risk-based capital
TCF Financial Corporation	864,199	11.09	623,218	8.00	240,981	3.09
TCF National Bank	846,732	10.89	622,078	8.00	224,654	2.89

As of December 31, 2002:
Tier 1 leverage capital
TCF Financial Corporation	$773,594	6.42%	$361,435	3.00%	$412,159	3.42%
TCF National Bank	750,935	6.24	361,017	3.00	389,918	3.24

Tier 1 risk-based capital
TCF Financial Corporation	773,594	9.96	310,828	4.00	462,766	5.96
TCF National Bank	750,935	9.68	310,247	4.00	440,688	5.68

Total risk-based capital
TCF Financial Corporation	850,694	10.95	621,657	8.00	229,037	2.95
TCF National Bank	828,035	10.68	620,493	8.00	207,542	2.68

At March 31, 2003, TCF and TCF National Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(7)          Derivative Instruments and Hedging Activities

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

TCF’s pipeline of locked residential mortgage loan commitments are considered derivatives and are recorded at fair value, with the changes in fair value recognized in gains on sales of loans under mortgage banking revenue in the Consolidated Statements of Income.  TCF economically hedges its risk of changes in the fair value of locked residential mortgage loan commitments due to changes in interest rates through the use of forward sales contracts.  Forward sales contracts require TCF to deliver qualifying residential mortgage loans or pools of loans at a specified future date at a specified price or yield.  Such forward sales contracts hedging the pipeline of locked residential mortgage loan commitments are derivatives and are recorded at fair value, with changes in fair value recognized in gains on sales of loans.  TCF also utilizes forward sales contracts to hedge its risk of changes in the fair value of its residential loans held for sale. The forward sales contracts hedging the residential loans held for sale are recorded at fair value, with changes in fair value recognized in gains on sales of loans.  Residential mortgage loans held for sale are carried at the lower of cost or market as adjusted for the effects of fair value hedges using quoted market prices.  Because the fair value of the residential loans held for sale is hedged with forward sales contracts of the same loan types, or substantially the same loan types, the hedges are highly effective at managing the risk of changing fair values of such loans.  Any differences between the changes in fair value of the hedged residential loans held for sale and in the fair value of the forward sales contracts (defined as ineffectiveness under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) are not expected to be material due to the nature of the hedging instruments and are required to be recorded in the Consolidated Statements of Income.  During the first quarter of 2003 and 2002, the ineffectiveness of the fair value hedges was recorded in gains on sales of loans and was not material.  Forward mortgage loan sales commitments totaled $623 million at March 31, 2003 and $511 million at December 31, 2002.

(8)          Business Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Three Months Ended March 31, 2003

Revenues from external customers:
Interest income	$148,336	$20,279	$3,500	$(1)	$—	$172,114
Non-interest income	97,887	13,607	(430)	13	—	111,077
Total	$246,223	$33,886	$3,070	$12	$—	$283,191

Net interest income	$106,425	$10,452	$5,465	$(33)	$103	$122,412
Provision for credit losses	984	1,726	—	—	—	2,710
Non-interest income	97,887	13,607	(327)	23,340	(23,430)	111,077
Non-interest expense	120,691	10,366	6,585	24,116	(23,327)	138,431
Income tax expense (benefit)	28,685	4,444	(511)	(397)	—	32,221
Net income (loss)	$53,952	$7,523	$(936)	$(412)	$—	$60,127

Total assets	$11,729,259	$1,089,997	$312,733	$69,570	$(1,074,287)	$12,127,272

At or For the Three Months Ended March 31, 2002

Revenues from external customers:
Interest income	$158,407	$21,943	$4,021	$—	$—	$184,371
Non-interest income	83,774	14,975	3,658	523	—	102,930
Total	$242,181	$36,918	$7,679	$523	$—	$287,301

Net interest income	$108,689	$10,464	$5,073	$(12)	$310	$124,524
Provision for credit losses	5,305	3,849	—	—	—	9,154
Non-interest income	83,774	14,975	3,968	23,706	(23,493)	102,930
Non-interest expense	114,497	9,786	6,274	23,923	(23,183)	131,297
Income tax expense (benefit)	25,706	4,336	995	(351)	—	30,686
Net income	$46,955	$7,468	$1,772	$122	$—	$56,317

Total assets	$10,799,526	$996,770	$307,459	$76,331	$(1,009,503)	$11,170,583

(9)          Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended March 31,
(Dollars in thousands, except per-share data)	2003	2002

Basic Earnings Per Common Share

Net income	$60,127	$56,317

Weighted average shares outstanding	73,527,939	76,599,330
Unvested restricted stock grants (1)	(1,506,887)	(1,646,114)
Weighted average common shares outstanding for basic earnings per common share	72,021,052	74,953,216

Basic earnings per common share	$.83	$.75

Diluted Earnings Per Common Share

Net income	$60,127	$56,317

Weighted average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted average common shares outstanding used in basic earnings per common share calculation	72,021,052	74,953,216
Net dilutive effect of:
Stock option grants	96,741	144,577
Restricted stock grants (1)	169,876	216,201
	72,287,669	75,313,994

Diluted earnings per common share	$.83	$.75

(1)          At March 31, 2003 and March 31, 2002, there were 1,071,123 shares and 1,145,000 shares, respectively, of performance-based restricted stock granted to certain executive officers which will vest only if certain earnings per share goals are achieved by 2008.  Failure to achieve the goals will result in all or a portion of the shares being forfeited.  In accordance with SFAS No. 128, “Earnings per Share,” these shares have been deducted from weighted average shares outstanding used for the computation of basic and diluted earnings per common share, as all necessary conditions for inclusion have not been satisfied.  The remaining unvested restricted stock grants vest over specified time periods, and are included in the computation of diluted earnings per common share in accordance with the treasury stock method prescribed in SFAS No. 128.

(10)    Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on securities available for sale.  The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
(In thousands)	2003	2002
Net income	$60,127	$56,317

Other comprehensive loss before tax:
Unrealized holding losses arising during the period on securities available for sale	(1,829)	(6,699)

Reclassification adjustment for gains included in net income	(21,137)	(6,044)

Income tax benefit	(8,326)	(4,643)

Total other comprehensive loss, net of tax	(14,640)	(8,100)

Comprehensive income	$45,487	$48,217

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. –  Management’s Discussion and Analysis of Financial
Condition and Results of Operations

CORPORATE PROFILE

TCF is a national financial holding company.  Its principal subsidiary, TCF National Bank, is headquartered in Minnesota and had 392 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana at March 31, 2003.  Other affiliates provide leasing and equipment finance, mortgage banking, brokerage and investment and insurance sales.

TCF provides convenient financial services through multiple channels to customers located primarily in the Midwest.  TCF has developed products and services designed to meet the needs of all consumers.  The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branch and automated teller machine (“ATM”) networks, and telephone and Internet banking.  TCF’s philosophy is to generate net interest income and fees and other revenue growth through business lines that emphasize higher yielding assets and lower or no interest-cost deposits.  The Company’s growth strategies include new branch expansion and the development of new products and services designed to build on its core businesses and to expand into complementary products and services through emerging businesses and strategic initiatives.

TCF’s core businesses are comprised of mature traditional bank branches, EXPRESS TELLER® ATMs, and commercial, consumer and mortgage lending.  TCF emphasizes the “Totally Free” checking account as its anchor account, which provides opportunities to cross sell other convenience products and services and generate additional fee income.  TCF’s strategy is to originate high credit quality, primarily secured, loans and to raise funds primarily from lower or no interest-cost deposits.  Commercial loans are generally made on local properties or to local customers, and are virtually all secured.  TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate closed-end loans and lines of credit secured by residential real estate properties.

TCF’s emerging businesses and products are comprised of supermarket bank branches, including supermarket consumer lending, leasing and equipment finance, VISA® debit cards, and Internet and college campus banking.  TCF’s most significant de novo strategy has been its supermarket branch expansion.  The Company opened its first supermarket branch in 1988, and now has 241 supermarket branches, with $1.6 billion in deposits.  TCF has the nation’s 4th largest supermarket banking branch system.  The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking as well as the continued success and viability of the supermarket chains in which TCF maintains supermarket branches and TCF’s ability to maintain leases or license agreements for its supermarket branch locations. TCF is subject to the risk, among others, that its license for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket chain.  TCF entered the leasing business through its 1997 acquisition of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases computers and other equipment or software to companies nationwide.  The Company expanded its leasing operations in September 1999 through TCF Leasing, Inc. (“TCF Leasing”), a de novo general leasing and equipment finance leasing business.  TCF’s leasing and equipment finance businesses finance equipment in all 50 states.  The Company’s VISA® debit card program has also grown significantly since its inception in 1996.  According to a December 31, 2002 statistical report issued by VISA®, TCF, with approximately 1.4 million cards outstanding, was the 11th largest VISA® debit card issuer in the United States, based on the number of cards outstanding, and the 11th largest based on sales volume of $786.7 million for the 2002 fourth quarter.

TCF’s strategic initiatives complement the Company’s core and emerging businesses.  TCF’s new products have been significant contributors to the growth in fees and other revenues generated by checking accounts and loan products.  Currently, TCF’s strategic initiatives include continued investment in new branch expansion and new loan and deposit products, including card products designed to provide additional convenience to deposit and loan customers.  The Company operates a securities brokerage operation, TCF Securities, Inc.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 83 cents for the first quarter of 2003, compared with 75 cents for the first quarter of 2002.  Net income was $60.1 million for the first quarter of 2003, compared with $56.3 million for the same 2002 period.  For the first quarter of 2003, return on average assets and return on average common equity were 1.99% and 24.70%, respectively, essentially unchanged from 2.01% and 24.68% for the same 2002 period.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending, residential lending and treasury services, reported net income of $54 million for the first quarter of 2003, up 14.9% from $47 million for the same 2002 period.  Banking net interest income for the first quarter of 2003 was $106.4 million, down from $108.7 million for the same 2002 period.  The provision for credit losses totaled $984,000 for the first quarter of 2003, down from $5.3 million for the same 2002 period, driven by a $5.5 million decline in commercial net charge-offs.  Non-interest income totaled $97.9 million for the first quarter of 2003, up 16.8% from $83.8 million for the same 2002 period.  Contributing to this increase were increases of $7.6 million, or 10%, in fees, service charges, debit card and other revenues generated by TCF’s expanding branch network and customer base, coupled with a $6.6 million, or 81.9% increase in other gains.  During the first quarter of 2003, TCF sold mortgage-backed securities and realized gains of $21.1 million, compared with gains on sale of securities of $6 million in the first quarter of 2002.  In connection with the securities sales in 2003, TCF prepaid $150 million of Federal Home Loan Bank (“FHLB”) advances and recorded losses on termination of debt of $6.6 million. There were no similar debt terminations during the first quarter of 2002.  See “Results of Operations – Consolidated Net Interest Income” for further discussion on the sales of mortgage-backed securities during the first quarter of 2003.  Non-interest expense totaled $120.7 million for the first quarter of 2003, up 5.4% from $114.5 million for the same 2002 period.  The increase was primarily due to the costs associated with new branch expansion, additional advertising and promotion expense focused on the expansion and retention of TCF’s deposit customer base and a $711,000 write-off of leasehold improvements related to five closed supermarket branches.

TCF had 392 branches, including 241 full service branches in supermarkets and has new branches under development in each of its markets at March 31, 2003.  Since January 1, 1998, TCF has opened 223 new branches, of which 194 were supermarket branches.  During the first quarter of 2003, TCF continued expanding its retail banking franchise by opening three new supermarket branches.  TCF plans to open 21 more new branches during the remainder of 2003, consisting of 18 traditional branches, including eight in Colorado, six in Michigan and four in Illinois, and three supermarket branches including two in Minnesota and one in Illinois, and plans to continue expanding in future years.  In the first quarter of 2003, TCF closed five branches in Michigan when Kmart closed certain stores in that market and one other supermarket branch in Colorado when the store was sold and the license agreement was not renewed.  The accounts in these branches were transferred to other nearby TCF branches. TCF is subject to the risk, among others, that its license for locations may be terminated in the future, upon the sale or closure of a location by supermarket chains in which TCF maintains supermarket branches.  TCF has one supermarket branch in Wisconsin that will close in the second quarter of 2003 due to the sale of the store.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries Winthrop and TCF Leasing, provides a broad range of comprehensive lease and equipment finance products.  This operating segment reported net income of $7.5 million for the first quarter of 2003, unchanged from the same 2002 period.  Net interest income for the first quarter of 2003 was $10.5 million, unchanged from the same 2002 period.  The provision for credit losses for this operating segment totaled $1.7 million for the first quarter of 2003, down from $3.8 million for the same 2002 period, primarily as a result of decreased delinquencies and net charge-offs.  Non-interest income totaled $13.6 million for the first quarter of 2003, down 9.1% from $15 million for the same 2002 period.  The decline in non-interest income was the result of fewer sales-type leasing transactions, which fluctuate from quarter to quarter based on customer driven factors not within the control of TCF.  Non-interest expense increased $580,000 to $10.4 million for the first quarter of 2003.

MORTGAGE BANKING activities include the origination and purchase of residential mortgage loans, generally for sale to third parties with servicing retained.  This operating segment reported a net loss of $936,000 for the first quarter of 2003, compared with net income of $1.8 million for the same 2002 period.  Non-interest income was a negative $327,000 for the first quarter of 2003, down from income of $4 million for the same 2002 period.  TCF’s mortgage banking operations funded $729.6 million in loans during the first quarter of 2003, up from $574.8 million in the first quarter of 2002, primarily reflecting continued record levels of refinance activity.  Mortgage applications in process (mortgage pipeline) increased $232 million from December 31, 2002 to $764 million at March 31, 2003.  The decline in non-interest income resulted from a $13.4 million increase in amortization and impairment of mortgage servicing rights from $3.9 million of amortization of mortgage servicing rights recognized during the first quarter of 2002 as TCF continued to experience strong refinance activity and high prepayments in the servicing portfolio.  The increased amortization and impairment were partially offset by the increased loan production activity and the related increase in gains on sales of loans.  See Note 5 of Notes to the Consolidated Financial Statements for further discussion. Mortgage Banking’s non-interest expense totaled $6.6 million for the first quarter of 2003, up 5% from $6.3 million for the same 2002 period.  Contributing to the increase in non-interest expense during the first quarter of 2003 were increased expenses resulting from higher levels of production and prepayment activity.

Consolidated Net Interest Income

Net interest income for the first quarter of 2003 was $122.4 million, down from $124.5 million for the first quarter of 2002 and $126.6 million for the 2002 fourth quarter.  The net interest margin for the first quarter 2003 was 4.45%, down from 4.83% for the same 2002 period and 4.59% for the fourth quarter of 2002. The declines in both net interest income and net interest margin were primarily the result of continued low interest rates and the resulting prepayment and refinancing of higher yielding assets, partially offset by the growth in deposit balances as well as the declining average interest rate paid on deposits and borrowings.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003		2002		Change
(Dollars in thousands)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates
Interest-earning Assets:
Investments	$118,828	4.72%	$155,725	4.39%	$(36,897)	33	bps
Securities available for sale (2)	2,341,002	5.77	1,513,146	6.50	827,856	(73)
Loans held for sale	488,110	4.28	440,661	5.74	47,449	(146)
Loans and leases:
Consumer	3,047,799	6.78	2,520,258	8.05	527,541	(127)
Commercial real estate	1,848,125	6.07	1,682,801	6.85	165,324	(78)
Commercial business	438,681	4.35	431,542	5.32	7,139	(97)
Leasing and equipment finance	1,039,213	7.81	961,006	9.13	78,207	(132)
Subtotal	6,373,818	6.57	5,595,607	7.66	778,211	(109)
Residential real estate	1,680,170	6.42	2,599,509	6.85	(919,339)	(43)
Total loans and leases (3)	8,053,988	6.54	8,195,116	7.41	(141,128)	(87)
Total interest-earning assets	$11,001,928	6.26	$10,304,648	7.16	$697,280	(90)

Deposits and Borrowings:
Deposits:
Checking	$2,858,113.04%		$2,495,581.06%		$362,532	(2	)bps
Savings	2,057,542.70		1,381,574.70		675,968	—
Money market	886,552.70		950,603	1.12	(64,051)	(42)
Subtotal	5,802,207.38		4,827,758.45		974,449	(7)
Certificates	1,901,136	2.74	2,214,547	3.44	(313,411)	(70)
Total deposits	7,703,343.96		7,042,305	1.39	661,038	(43)
Borrowings:
Short-term borrowings	869,735	1.30	622,003	1.77	247,732	(47)
Long-term borrowings	2,080,713	5.46	2,289,309	5.69	(208,596)	(23)
Total borrowings	2,950,448	4.23	2,911,312	4.86	39,136	(63)
Total deposits and borrowings	$10,653,791	1.87	$9,953,617	2.41	$700,174	(54)

(1)          Annualized.

(2)          Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)          Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following rate/volume analysis details increases (decreases) in net interest income resulting from interest rate and volume changes during the first quarter of 2003, as compared with the same period last year.  Changes attributable to changes in the mix of interest-bearing assets and of interest-bearing liabilities have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2003 Versus Same Period in 2002
	Increase (Decrease) Due to
(In thousands)	Volume	Rate	Total
Investments	$(427)	$121	$(306)
Securities available for sale	12,193	(3,020)	9,173
Loans held for sale	631	(1,725)	(1,094)
Loans and leases:
Consumer	9,674	(8,712)	962
Commercial real estate	2,677	(3,460)	(783)
Commercial business	94	(1,055)	(961)
Leasing and equipment finance	1,685	(3,349)	(1,664)
Subtotal	14,130	(16,576)	(2,446)
Residential real estate	(14,934)	(2,650)	(17,584)
Total loans and leases	(804)	(19,226)	(20,030)
Total interest income	11,593	(23,850)	(12,257)
Deposits:
Checking	48	(114)	(66)
Savings	1,169	31	1,200
Money market	(170)	(946)	(1,116)
Subtotal	1,047	(1,029)	18
Certificates	(2,478)	(3,563)	(6,041)
Total deposits	(1,431)	(4,592)	(6,023)
Borrowings:
Short-term borrowings	923	(846)	77
Long-term borrowings	(2,909)	(1,290)	(4,199)
Total borrowings	(1,986)	(2,136)	(4,122)
Total interest expense	(3,417)	(6,728)	(10,145)
Net interest income	$15,010	$(17,122)	$(2,112)

TCF’s first quarter 2003 net interest income decreased $2.1 million over the comparable 2002 period.  This decrease in net interest income reflects a decrease of $17.1 million due to lower interest rates, partially offset by an increase of $15 million due primarily to growth in consumer, commercial real estate and leasing and equipment finance loan and lease average balances.

Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and deposits and borrowings and the level of non-performing assets.  Achieving net interest margin growth over time is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits.  The net impact of the changes in interest-bearing assets and deposits and borrowings has positioned TCF to be asset sensitive (i.e. more assets than liabilities will be maturing, repricing, or prepaying during the next twelve months).  Although this positive gap position will benefit TCF in a rising rate environment, if interest rates remain at current levels or fall further, the net interest margin will compress and net interest income may decline.  Competition for checking, savings and money market deposits, important sources of lower-cost funds for TCF, is intense.  See “Market Risk – Interest-Rate Risk” and “Consolidated Financial Condition Analysis – Deposits” for further discussion on TCF’s interest rate risk position.

During the first quarter of 2003, TCF purchased $812.2 million of mortgage-backed securities primarily in response to continued high prepayments of residential real estate loans and mortgage-backed securities.  However, as yields on mortgage-backed securities continued to decline further during March of 2003, TCF decided to stop investing in mortgage-backed securities. At current interest rate levels and given the high prepayment and refinancing levels of residential real estate mortgages and mortgage-backed securities, TCF believes it to be more prudent to sell certain higher-coupon mortgage-backed securities, capture the gains before these securities prepay and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.  During the first quarter of 2003, TCF sold $532.2 million of fixed-rate mortgage-backed securities with a weighted-average coupon of 6.54% and recognized $21.1 million in gains on securities available for sale.  TCF utilized some of the proceeds of the securities sales to prepay $150 million of FHLB advances with a weighted-average interest rate of 5.45%, maturing in 2004, to reduce future interest expense.  At March 31, 2003, TCF’s mortgage-backed securities portfolio had net unrealized gains of $49.4 million. In April 2003, TCF sold an additional $289.2 million of mortgage-backed securities with a weighted-average coupon of 6.38% and recognized gains of $11.7 million.  The strategy of selling long-term fixed-rate securities with yields above current market rates versus buying long-term fixed-rate securities should result in significant declines in combined average balances of residential real estate loans and mortgage-backed securities and lower net interest income.  However, TCF believes this to be the best long-term strategy for the Company and it should accelerate the restructuring of the balance sheet and TCF’s long-established objective of increasing Power Assets® as a percentage of total assets.

Consolidated Provision for Credit Losses

TCF provided $2.7 million for credit losses in the first quarter of 2003, down from $9.2 million for the same period in 2002.  Net loan and lease charge-offs were $1.9 million, or .09% (annualized) of average loans and leases, in the first quarter of 2003, down from $8.7 million, or .43% (annualized) of average loans and leases, for the same 2002 period.  The decrease in the provision from the first quarter of 2002 reflects the decline in commercial lending and leasing and equipment finance net charge-offs, non-accrual loans and leases and delinquencies.  Commercial lending net recoveries were $84,000 during the first quarter of 2003, compared with net charge-offs of $5 million for the same period in 2002.  Leasing and equipment finance net charge-offs were $971,000, or .37% (annualized), of related average loans and leases during the first quarter of 2003, compared with $2.4 million, or .99% (annualized), of average loans and leases during the same period in 2002.  Non-accrual loans and leases were $41 million at March 31, 2003, down $8.8 million from March 31, 2002, with all categories of loans and leases experiencing declines.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting policy which involves a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The allowance for loan and lease losses totaled $77.8 million at March 31, 2003, compared with $77 million at December 31, 2002, and was 190% of non-accrual loans and leases compared with 176% at December 31, 2002.  See “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Excluding gains on sales of securities available for sale and branches and loss on termination of debt, non-interest income increased $1.6 million, or 1.7%, to $96.5 million for the first quarter of 2003, compared with $94.9 million for the same period in 2002.  This increase was driven by increased fees, service charges and debit card revenue generated by TCF’s expanding branch network and customer base.  The increase in fees and service charges and debit card revenue primarily reflect the increase in the number of retail checking accounts, which totaled 1,359,000 accounts at March 31, 2003, up from 1,284,000 accounts at March 31, 2002.

Fees and Service Charges

Fees and service charges increased $6.9 million, or 14.4%, to $54.4 million for the first quarter of 2003, compared with $47.5 million for the first quarter of 2002. This increase reflects the impact of the investment in new branch expansion and the increase in the number of retail checking accounts.

Debit Card Revenue

Debit card revenues includes interchange fees on the TCF Express Card which were $12.9 million, up 28%, in the first quarter of 2003, from $10.1 million for the first quarter of 2002.  The increase in these fees reflects an increase in the distribution of TCF Express Cards, and an increase in utilization which is promoted by TCF’s phone card program rewarding customers with long distance minutes based on usage.

As discussed in more detail in "PART II — OTHER INFORMATION, Item 1. Legal Proceedings," class action lawsuits were brought by various retail merchants against VISA®, USA and MasterCard®. It was announced in late April and early May that MasterCard and VISA had agreed to settle the lawsuits. Although TCF is not a party to the class action litigation against VISA and MasterCard, the outcome will have an impact on its operations.  TCF is a leading issuer of debit cards and debit card interchange fees constitute a significant source of revenues for the Company.  Assuming that the  minimum reduction in interchange rates reported to be a part of the settlement was effective during the first quarter of 2003 and also assuming that there was no change in transaction volumes despite the lower pricing, TCF’s debit card interchange revenues for the first quarter of 2003 would have declined from $12.9 million to an estimated $9.5 million.  TCF is reconsidering its debit card strategies including product structure, promotion and various fees that could mitigate the impact of the reduction in debit card interchange rates.

Although TCF understands that a memorandum of understanding between the parties has been agreed upon regarding some of the terms of a settlement, terms of the settlement agreements have not yet been disclosed by the court, and therefore the full impact of the reported settlement terms cannot be assessed.  The monetary settlement with VISA will have adverse financial consequences for VISA and its members such as TCF.  The impact of the $2 billion settlement payment by VISA cannot be assessed at this time.  In addition, the further adjustment of interchange rates beginning January 1, 2004 may result in additional changes to interchange rates that cannot be predicted at this time.  As a result, the magnitude of any financial consequences to TCF cannot be ascertained at this time.

ATM Revenue

For the first quarter of 2003, ATM revenue was $10.4 million, down slightly from $10.8 million for the first quarter of 2002.  The decline in ATM revenue in the first quarter of 2003 was attributable to a decline in utilization of TCF’s machines by non-customers, as the number of alternative ATM machines has increased and a decline in utilization of non-TCF machines by TCF customers as increased check card usage had reduced the need for cash by customers.  Additionally, as ATM site contracts are renewed, merchants have generally required a larger percentage of the fee charged to non-customers for use of TCF’s ATM’s.

The following table sets forth information about TCF’s ATM network and related cards:

	At March 31,		Change
(Dollars in thousands)	2003	2002	Amount	%
TCF Express Cards	1,421,385	1,235,833	185,552	15.0%
Other ATM Cards	142,823	157,310	(14,487)	(9.2)
Total EXPRESS TELLER® ATM cards outstanding	1,564,208	1,393,143	171,065	12.3

Number of EXPRESS TELLER® ATM’s	1,167	1,163	4.3

Percentage of customers with Express Cards who were active users	53.7%	52.3%

Average number of transactions per month on active Express Cards for the quarter ended	11.9	11.1	.8	7.2

TCF Express Card off-line sales volume for the quarter ended	$809,908	$659,010	$150,898	22.9

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $13.6 million for the first quarter of 2003, compared with $14.8 million for the same 2002 period.  The decrease in leasing and equipment finance revenues for the first quarter of 2003, was the result of a decrease in revenue related to sales-type lease transactions.  The revenues from sales-type lease transactions fluctuate from quarter to quarter based on customer-driven factors not within the control of TCF.

Mortgage Banking Revenue

Mortgage banking revenue decreased $4.1 million, and was a negative $430,000 in the first quarter of 2003, compared with revenue of $3.7 million for the same 2002 period.  The decline in mortgage banking revenues during the first quarter of 2003 resulted from an increase in amortization and impairment of mortgage servicing rights of $13.4 million, as TCF continued to experience strong refinance activity and high prepayments in the servicing portfolio.  The increased amortization and impairment were partially offset by the increased loan production activity and the related increase in gains on sales of loans.

The following table sets forth information about mortgage banking revenues:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2003	2002	$	%

Servicing income	$5,433	$4,646	$787	16.9%
Less mortgage servicing:
Amortization	7,801	3,925	3,876	98.8
Impairment	9,500	—	9,500	N.M.
Subtotal	17,301	3,925	13,376	N.M.
Net servicing income (loss)	(11,868)	721	(12,589)	N.M.
Gains on sales of loans	10,626	2,144	8,482	N.M.
Other income	812	793	19	2.4
Total mortgage banking revenue	$(430)	$3,658	$(4,088)	N.M.

N.M. Not meaningful

The following table sets forth further information about mortgage banking:

	At March 31, 2003		At December 31, 2002
					Change
(Dollars in thousands)					$		%

Third party servicing portfolio	$5,431,456		$5,576,066		$(144,610)		(2.6)%
Weighted average note rate	6.50%		6.64%		(14	)bps	N.A.

Mortgage applications in process	$763,969		$532,012		$231,957		43.6

Capitalized mortgage servicing rights, net	$52,953		$62,644		$(9,691)		(15.5)

Mortgage servicing rights as a percentage of servicing portfolio	.97%		1.12%		(15	)bps	N.A.

Average service fee (basis points)	32.7	bps	32.9	bps	(.2	)bps	N.A.

Mortgage servicing rights as a multiple of average service fee	3.0	X	3.4	X	(0.4	)X	N.A.

N.A. Not applicable.

As noted above, mortgage banking revenues are impacted by the amount of amortization and impairment of mortgage servicing rights.  The capitalization, amortization and impairment of mortgage servicing rights are critical accounting policies for TCF and are subject to significant estimates.  These estimates are based upon loan types, note rates and prepayment assumptions for the overall portfolio.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights declines.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  TCF experienced strong refinance activity and high prepayments in the servicing portfolio, during the first quarter of 2003, as mortgage interest rates continued to be at record low levels. See Note 5 of Notes to the Consolidated Financial Statements for additional information concerning TCF’s mortgage servicing rights.

The following tables summarize the prepayment speed assumptions used in the estimation of fair value of mortgage servicing rights as of March 31, 2003 and December 31, 2002:

	March 31, 2003
(Dollars in thousands)		Prepayment Speed Assumption			Weighted Average Life (in Years)
				Weighted Average
Interest Rate Tranche	Unpaid Balance	High	Low
0 to 6.00%	$1,595,400	30.8%	13.2%	15.4%	6.6
6.01 to 6.50%	1,171,431	52.6	22.5	26.3	4.1
6.51 to 7.00%	1,617,130	71.0	30.4	35.5	2.7
7.01 to 7.50%	677,928	73.0	31.3	36.5	2.3
7.51 to 8.00%	245,637	72.2	30.9	36.1	2.2
8.01% and higher	123,930	66.2	28.4	33.1	2.3
	$5,431,456	48.8	20.9	24.4	4.0

	December 31, 2002
(Dollars in thousands)		Prepayment Speed Assumption			Weighted Average Life (in Years)
				Weighted Average
Interest Rate Tranche	Unpaid Balance	High	Low
0 to 6.00%	$1,121,794	33.0%	11.9%	15.3%	6.5
6.01 to 6.50%	1,183,572	44.8	16.2	20.8	4.8
6.51 to 7.00%	1,944,477	57.8	20.9	26.8	3.5
7.01 to 7.50%	865,452	62.3	22.5	28.9	3.1
7.51 to 8.00%	313,128	60.1	21.7	27.9	3.0
8.01% and higher	147,643	58.0	21.0	26.9	3.0
	$5,576,066	48.9	17.7	22.7	4.3

A key component in determining the fair value of mortgage servicing rights is the projected cash flows of the underlying loan portfolio.  TCF uses projected cash flows and related prepayment assumptions based on management’s best estimate of the remaining life of the loans.  The range in prepayment assumptions at March 31, 2003 and December 31, 2002 reflects management’s assumption of higher initial prepayments in early periods that decline over time and level off to a constant prepayment speed.  The tables above summarize, by interest rate tranche, the range of prepayment speed assumptions and also include the weighted average remaining life of the loans by interest rate tranche.

At March 31, 2003, the sensitivity of the fair value of mortgage servicing rights to a hypothetical immediate 10% and 25% adverse change in prepayment speed and discount rate assumptions is as follows:

(Dollars in millions)	At March 31, 2003

Fair value of mortgage servicing rights	$55.6
Weighted-average life (in years)	4.0
Weighted-average prepayment speed assumption (annual rate)	24.4%
Weighted-average discount rate	8.0%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(3.4)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(7.6)
Impact on fair value of 10% adverse change in discount rate assumptions	$(1.2)
Impact on fair value of 25% adverse change in discount rate assumptions	$(3.0)

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

Other Non-Interest Income

Other non-interest income consists of gains on sales of securities available for sale, losses on termination of debt and gains on sales of branches.

As mentioned previously, gains on sales of securities available for sale of $21.1 million and $6 million, were recognized, on the sales of $532.2 million and $264.5 million in mortgage-backed securities in the first quarter of 2003 and 2002, respectively.  In addition, and in conjunction with these securities sales during the first quarter of 2003, TCF prepaid $150 million of higher cost FHLB advances and recorded losses on termination of debt of $6.6 million.  The prepayment of higher cost FHLB advances reduces future interest expense.  There were no similar prepayments of debt during the same period in 2002.

During the first quarter of 2002, TCF recognized a gain of $2 million on the sale of one Michigan branch with $17.1 million in deposits.  No branch sales occurred during the first quarter of 2003.  TCF periodically sells branches that it considers underperforming or have limited growth potential and branches may also be subject to involuntary closure under certain circumstances, such as the termination of a license agreement by one of the supermarket chains in which TCF operates branches.

Consolidated Non-Interest Expense

Non-interest expense totaled $138.4 million for the first quarter 2003, up 5.4% from $131.3 million for the same 2002 period.  Compensation and employee benefits expense totaled $76.6 million for the 2003 first quarter, compared with $72.3 million for the comparable period in 2002.  Advertising and promotions totaled $6.4 million, up 19.2% from $5.3 million for the same 2002 period.  Other non-interest expense totaled $33.9 million for the first quarter of 2003, reflecting an increase of 1.4% from $33.4 million for the same 2002 period.  These overall increases were primarily the result of costs associated with de novo expansion, higher levels of mortgage banking production and prepayment activity, and additional advertising and promotions expense focused on the expansion and retention of TCF’s deposit customer base, as well as the previously mentioned write-off of leasehold improvements related to closed supermarket branches. Deposit account losses (a component of other non-interest expense) totaled $3.7 million, down from $4.3 million for the same 2002 period as a result of a decline in gross losses and an increase in loss restitutions.

Income Taxes

TCF recorded income tax expense of $32.2 million for the first quarter, or 34.89% of income before income tax expense, compared with $30.7 million, or 35.27% of income before income tax expense, for the comparable 2002 period.  The lower effective tax rate in 2003 primarily reflects the effect of lower state income taxes, benefits from increased investments in affordable housing partnerships and the reduced effect of non-deductible expenses as a percentage of pre-tax net income.

TCF has Real Estate Investment Trusts (“REITs”) and related companies, that acquire, hold and manage mortgage assets and other authorized investments to generate income.  These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REITs must meet specific provisions of the Internal Revenue Code (“IRC”) to continue to qualify as a REIT.  Two specific provisions applicable to REITS are an income test and an asset test.  At least 75% of each REIT’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property.  Additionally, at least 75% of each REIT’s assets must be represented by real estate assets.  At March 31, 2003, TCF’s REITs met the applicable provisions of the IRC to qualify as REITs.  State laws may also impose limitations or restrictions on operations of these companies.  These laws are subject to change.  If these companies fail to meet any of the required provisions of Federal and state tax laws or if the state tax laws change, the resulting tax consequences would increase TCF’s effective tax rate.

The determination of current and deferred income taxes is a critical accounting policy which is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the differences between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards.  Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by Federal and state taxing authorities.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.  In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the current prevailing Federal and state income tax rates.  If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit through the Consolidated Statements of Income.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Investments

Total investments, which include interest-bearing deposits with banks, federal funds sold, FHLB stock, Federal Reserve Bank stock and other investments, were $123 million at March 31, 2003, down $30.8 million from December 31, 2002.  The decrease was the result of a $30.8 million decrease in FHLB stock.  TCF is required to invest in FHLB stock in proportion to its level of mortgage assets and the level of borrowings from the FHLB.

Securities Available for Sale

The Company purchased $812.2 million and $402 million of mortgage-backed securities during the first quarter of 2003 and 2002, respectively, to replace the prepayments of residential real estate loans and mortgage-backed securities.  As mentioned previously, TCF sold $532.2 million and $264.5 million of mortgage-backed securities during the first quarter of 2003 and 2002, respectively.  TCF may, from time to time, sell additional mortgage-backed securities at gains as market conditions warrant to replace the short-term reductions in net interest income caused by the low interest rate environment and to offset impairment of mortgage servicing rights.  At March 31, 2003, the net unrealized gain on TCF’s mortgage-backed securities available for sale portfolio was $49.4 million.  In April 2003, TCF sold an additional $289.2 million of mortgage-backed securities and recognized gains of $11.7 million.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At March 31, 2003	At December 31, 2002
			Change
(Dollars in thousands)			$	%
Consumer:
Home equity	$3,090,664	$2,955,644	$135,020	4.6%
Other secured	31,130	33,411	(2,281)	(6.8)
Unsecured	15,723	16,827	(1,104)	(6.6)
	3,137,517	3,005,882	131,635	4.4
Commercial:
Commercial real estate:
Permanent	1,644,871	1,639,860	5,011.3
Construction and development	213,199	195,928	17,271	8.8
	1,858,070	1,835,788	22,282	1.2
Commercial business	446,929	440,074	6,855	1.6
	2,304,999	2,275,862	29,137	1.3
Leasing and equipment finance:
Equipment finance loans	286,640	289,558	(2,918)	(1.0)
Lease financings:
Direct financing leases	762,383	758,169	4,214.6
Sales-type leases	29,839	30,346	(507)	(1.7)
Lease residuals	34,692	35,375	(683)	(1.9)
Unearned income and deferred lease costs	(92,730)	(95,927)	3,197	3.3
Investment in leveraged leases	21,839	21,519	320	1.5
	756,023	749,482	6,541.9
	1,042,663	1,039,040	3,623.3
Total consumer, commercial and leasing and equipment finance	6,485,179	6,320,784	164,395	2.6
Residential real estate	1,568,430	1,800,344	(231,914)	(12.9)
	$8,053,609	$8,121,128	$(67,519)	(.8)

The following table sets forth information about loans and leases by state, excluding loans held for sale:

	At March 31, 2003
(Dollars in thousands)	Consumer	Commercial	Leasing and Equipment Finance	Residential Real Estate	Total
Minnesota	$1,192,157	$666,931	$69,706	$687,913	$2,616,707
Michigan	578,713	752,708	82,838	427,235	1,841,494
Illinois	815,263	309,129	36,559	366,473	1,527,424
Wisconsin	351,228	316,011	26,728	39,806	733,773
Colorado	148,885	588	25,556	663	175,692
California	924	37,193	114,051	—	152,168
Ohio	9,117	20,785	39,748	11,840	81,490
Florida	14,523	9,006	51,111	765	75,405
Texas	657	1,392	63,649	2,028	67,726
Other	26,050	191,256	532,717	31,707	781,730
Total	$3,137,517	$2,304,999	$1,042,663	$1,568,430	$8,053,609

Approximately 69% of the home equity loan portfolio at March 31, 2003 consisted of closed-end loans, unchanged from December 31, 2002.  In addition, 62% of this portfolio at March 31, 2003 carries a variable interest rate, unchanged from December 31, 2002.  As of March 31, 2003, $1.2 billion of the variable rate consumer loans were at their interest rate floors.  These loans will remain at their interest rate floor until interest rates rise above the floor rate.  An increase in the TCF base rate of 100 basis points would result in the repricing of $745.3 million of variable rate consumer loans currently at their floor rate.  A 200 basis point increase in the TCF base rate would result in a total of $1 billion of these loans repricing at interest rates above their current floor rate.  At March 31, 2003, the weighted average loan-to-value ratio for the home equity portfolio was 73%, compared with 72% at December 31, 2002.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At March 31, 2003			At December 31, 2002
Loan-to-Value Ratios (1):	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance
Over 100% (2)	$48,927	1.6%	3.13%	$53,916	1.8%	2.17%
Over 90% to 100%	369,454	11.9	.93	384,988	13.0	.80
Over 80% to 90%	1,096,343	35.5	.47	1,028,207	34.8	.62
80% or less	1,575,940	51.0	.48	1,488,533	50.4	.52
Total	$3,090,664	100.0%	.57	$2,955,644	100.0%	.62

(1)          Loan-to-value is based on the loan amount (current outstanding balance on closed-end loans and the total commitment on lines of credit) plus deferred loan origination costs net of fees and refundable insurance premiums, if any, plus the amount of senior liens, if any.  Property values represent the most recent market value or property tax assessment value known to TCF.

(2)          Amount reflects the total outstanding loan balance.  The portion of the loan balance in excess of 100% of the property value is substantially less than the amount included above.

The following table summarizes TCF’s commercial real estate loan portfolio by property type:

	At March 31, 2003		At December 31, 2002
(Dollars in thousands)	Balance	Over 30-Day Delinquency as a Percentage of Balance	Balance	Over 30-Day Delinquency as a Percentage of Balance
Apartments	$481,488	—%	$484,755.07%
Office buildings	404,982.03		368,402.44
Retail services	278,345	—	284,701.02
Warehouse/industrial buildings	191,674	—	185,529	2.61
Hotel and motels	149,501	—	149,023	—
Health care facilities	46,262	—	45,125	—
Other	305,818.14		318,253	—
Total	$1,858,070.03		$1,835,788.37

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets.  With a focus on secured lending, at March 31, 2003, approximately 98% of TCF’s commercial real estate and commercial business loans were secured either by properties or underlying business assets.  At March 31, 2003 and December 31, 2002, the construction and development portfolio totaled $213.2 million and $195.9 million, respectively.  Included in these balances are apartment loans of $5 million and $5.1 million, office building loans of $22.7 million and $11.6 million, retail services loans of $20.6 million and $18.5 million, warehouse/industrial building loans of $2 million and $1.5 million, hotel and motel loans of $43.4 million and $41.1 million, and health care facilities loans of $12.7 million and $11.2 million at March 31, 2003 and December 31, 2002, respectively.  At March 31, 2003, approximately 88% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.

The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type:

(Dollars in thousands)	At March 31, 2003			At December 31, 2002
Marketing Segment	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance
Middle market (1)	$404,960	38.8%	.77%	$363,568	35.0%	1.26%
Winthrop (2)	255,339	24.5	—	266,709	25.7	—
Wholesale (3)	164,921	15.8	.25	181,038	17.4	.42
Small ticket (4)	104,878	10.1	.92	105,489	10.1	.41
Leveraged leases	21,839	2.1	—	21,519	2.1	—
Subtotal	951,937	91.3	.48	938,323	90.3	.61
Truck and trailer (5)	90,726	8.7	7.02	100,717	9.7	4.72
Total	$1,042,663	100.0%	1.01	$1,039,040	100.0%	1.00

(1)          Middle market consists primarily of lease financing of construction and manufacturing equipment and specialty vehicles.

(2)          Winthrop’s portfolio consists primarily of technology and data processing equipment.

(3)          Wholesale includes the discounting and purchasing of lease receivables sourced by third party lessors.

(4)          Small ticket includes lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors and franchise organizations.  Individual contracts generally range from $25,000 to $250,000.

(5)          TCF discontinued originations in the truck and trailer marketing segment during 2001.  TCF will continue to provide financing on trucks and trailers to customers in the middle market segment for use in their businesses which are unrelated to the over-the-road trucking industry.  See the portfolio summary by equipment type below for TCF’s total financing of trucks and trailers.

(Dollars in thousands)	At March 31, 2003		At December 31, 2002
Equipment Type	Balance	Percent of Total	Balance	Percent of Total
Technology and data processing	$275,247	26.4%	$291,091	28.0%
Specialty vehicles	152,596	14.6	149,997	14.4
Manufacturing	152,356	14.6	140,014	13.5
Trucks and trailers	106,320	10.2	113,587	10.9
Construction	98,190	9.4	87,857	8.5
Furniture and fixtures	58,637	5.6	62,153	6.0
Printing	33,721	3.2	31,181	3.0
Aircraft	24,720	2.4	23,420	2.3
Material handling	23,564	2.3	24,749	2.4
Medical	21,704	2.1	23,378	2.2
Other	95,608	9.2	91,613	8.8
Total	$1,042,663	100.0%	$1,039,040	100.0%

The leasing and equipment finance portfolio tables above include lease residuals.  Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction.  At March 31, 2003, lease residuals, excluding leveraged lease residuals, totaled $34.7 million, down $683,000 from year-end.  The lease residuals on leveraged leases are included in investments in leveraged leases and totaled $18.7 million at March 31, 2003, unchanged from year-end.  Lease residual values are initially determined at the inception of the lease and reviewed on an ongoing basis and any downward revisions are recorded in the periods in which they become known.

Included in the investment in leveraged leases, at March 31, 2003, is $19 million for a 100% equity interest in a Boeing 767-300 aircraft on lease to Delta Airlines in the United States.  The aircraft is in service, the lessee is current on the lease payments and the lease expires in 2010.  This lease represents TCF’s only material direct exposure to the commercial airline industry.  Total loan and lease originations for TCF’s leasing businesses were $121.1 million for the first quarter of 2003, compared with $102.5 million for the same 2002 period.  The backlog of approved transactions increased to $143.5 million at March 31, 2003, from $140.8 million at December 31, 2002.  TCF’s expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.  TCF Leasing has originated most of its portfolio during recent periods, and consequently the performance of this portfolio may not be reflective of future results and credit quality.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves estimates and management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $77.8 million appropriate to cover losses inherent in the loan and lease portfolios as of March 31, 2003.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are greater in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

The following table sets forth information detailing the allowance for loan and lease losses and selected statistics:

	Three Months Ended March 31,
(Dollars in thousands)	2003		2002
Balance at beginning of period	$77,008		$75,028
Charge-offs	(2,732)		(9,882)
Recoveries	827		1,156
Net charge-offs	(1,905)		(8,726)
Provision charged to operations	2,710		9,154
Balance at end of period	$77,813		$75,456

Ratio of annualized net loan and lease charge-offs to average loans and leases outstanding	.09%		.43%
Period end allowance as a percentage of total loans and leases	.97%		.93%
Period end allowance as a percentage of loans and leases excluding residential real estate loans	1.18%		1.29%
Period end allowance as a multiple of annualized net charge-offs	10.2	X	2.2	X

The allocation of TCF’s allowance for loan and lease losses, including general and specific loss allocations, is as follows:

	At or For the Quarter Ended March 31, 2003			At or For the Year Ended December 31, 2002
(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a% of Portfolio	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio
Consumer	$8,505	$3,137,517.27%		$8,532	$3,005,882.28%
Commercial real estate	24,388	1,858,070	1.31	22,176	1,835,788	1.21
Commercial business	13,868	446,929	3.10	15,910	440,074	3.62
Leasing and equipment finance	13,637	1,042,663	1.31	12,881	1,039,040	1.24
Unallocated	16,139	—	N.A.	16,139	—	N.A.
Subtotal	76,537	6,485,179	1.18	75,638	6,320,784	1.20
Residential real estate	1,276	1,568,430.08		1,370	1,800,344.08
Total	$77,813	$8,053,609.97		$77,008	$8,121,128.95

N.A. Not applicable

The allocated allowance balances for TCF’s residential and consumer loan portfolios, at March 31, 2003, reflect the Company’s credit quality and related low level of net loan charge-offs for these portfolios.  The allocated allowances for the loan and lease portfolios do not reflect any significant changes in estimation methods or assumptions.

Net loan and lease charge-offs were $1.9 million, or .09% (annualized), of average loans and leases outstanding in the first quarter of 2003, down from $8.7 million, or .43% (annualized), of average loans and leases for the same period of 2002.  The decline in net charge-offs was the result of declines in commercial business and leasing and equipment finance net charge-offs.  Commercial business net recoveries were $84,000 during the first quarter of 2003, compared with net charge-offs of $5 million for the same 2002 period.  The commercial business charge-offs in the first quarter of 2002 included $3.6 million related to $7.4 million of loans to a banking customer who is dependent on the transportation industry, which was severely impacted by the economic slowdown.  Leasing and equipment finance net charge-offs were $971,000, for the first quarter of 2003, compared with $2.4 million for the same period in 2002, and was primarily attributable to lower levels of net charge-offs in the discontinued truck and trailer division.

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended
	March 31, 2003		March 31, 2002
(Dollars in thousands)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)
Consumer	$1,045.14%		$915.15%
Commercial real estate	2	—	439.10
Commercial business	(84)	(.08)	4,996	4.63
Leasing and equipment finance:
Middle market	374.41		147.28
Winthrop	68.11		19.03
Wholesale	186.43		291.59
Small ticket	161.61		393	1.92
Leveraged leases	—	—	—	—
Subtotal	789.33		850.42
Truck and trailer	182.76		1,528	4.37
Total leasing and equipment finance	971.37		2,378.99
Subtotal	1,934.12		8,728.62
Residential real estate	(29)	(.01)	(2)	—
Total	$1,905.09		$8,726.43

(1) Annualized.

Non-Performing Assets

Non-performing assets, consisting of non-accrual loans and leases and other real estate owned totaled $67.5 million, or .85% of net loans and leases, at March 31, 2003, compared with $70.2 million, or .87% of net loans and leases, at December 31, 2002.  Approximately 53% of non-performing assets at March 31, 2003 consisted of, or were secured by, residential real estate.  Non-performing assets are summarized in the following table:

(Dollars in thousands)	At March 31, 2003	At December 31, 2002	$ Change
Non-accrual loans and leases:
Consumer	$11,496	$11,163	$333
Commercial real estate	2,984	3,213	(229)
Commercial business	4,642	4,777	(135)
Leasing and equipment finance, net	15,664	17,127	(1,463)
Residential real estate	5,501	5,798	(297)
Total non-accrual loans and leases, net	40,287	42,078	(1,791)
Non-recourse discounted lease rentals	700	1,562	(862)
Total non-accrual loans and leases, gross	40,987	43,640	(2,653)
Other real estate owned:
Residential real estate	17,458	16,479	979
Commercial real estate	9,042	10,093	(1,051)
Total other real estate owned	26,500	26,572	(72)
Total non-performing assets, gross	$67,487	$70,212	$(2,725)
Total non-performing assets, net	$66,787	$68,650	$(1,863)

Gross non-performing assets as a percentage of net loans and leases	.85%	.87%
Gross non-performing assets as a percentage of total assets	.56%	.58%

Included in non-performing assets are loans that are considered impaired. The recorded investment in impaired loans was $11.5 million at March 31, 2003, down from $12.1 million at December 31, 2002.  The related allowance for loan losses was $5.7 million at March 31, 2003, compared with $5.5 million at December 31, 2002.  All of the impaired loans were on non-accrual status.  There were no impaired loans at March 31, 2003 or December 31, 2002 which did not have a related allowance for loan losses.  The average recorded investment in impaired loans during the three months ended March 31, 2003 was $11.9 million, compared with $12.9 million during the three months ended December 31, 2002.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined using the contractual method.

	At March 31, 2003		At December 31, 2002
(Dollars in thousands)	Principal Balances	Percentage of Loans and Leases	Principal Balances	Percentage of Loans and Leases

Accruing loans and leases delinquent for:
30-59 days		$20,333.25%		$24,683.31%
60-89 days	9,627.12		16,557.20
90 days or more	9,373.12		5,084.06
Total		$39,333.49%		$46,324.57%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type:

	At March 31, 2003		At December 31, 2002
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio

Consumer	$18,255.58%		$19,067.64%
Commercial real estate	548.03		6,835.37
Commercial business	611.14		555.13
Leasing and equipment finance	10,416	1.01	10,159	1.00
Residential real estate	9,503.61		9,708.54
Total	$39,333.49		$46,324.57

TCF’s over 30-day delinquency on total commercial real estate decreased to .03% at March 31, 2003 from .37% at December 31, 2002.  The decrease in delinquencies in the commercial real estate portfolio was primarily due to one customer who brought their loans current in the first quarter of 2003.  TCF’s over 30-day delinquency on total leasing and equipment finance increased slightly to 1.01% at March 31, 2003 from 1% at December 31, 2002.  The increase in delinquencies in the leasing and equipment finance portfolio during the first quarter of 2003 was primarily in the discontinued truck and trailer marketing segment.  Delinquencies in this segment of the leasing and equipment finance portfolio were $5.9 million, or 7.02% at March 31, 2003, compared with $4.4 million, or 4.72%, at December 31, 2002.

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $79.4 million of loans and leases at March 31, 2003, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $83.4 million at December 31, 2002.  These loans and leases are less than 90 days past due, were classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows:

	At March 31, 2003	At December 31, 2002	Change
(Dollars in thousands)			$	%

Consumer	$4,500	$4,500	$—	—%
Commercial real estate	29,522	30,132	(610)	(2.0)
Commercial business	27,092	33,408	(6,316)	(18.9)
Leasing and equipment finance	18,284	15,314	2,970	19.4
Total	$79,398	$83,354	$(3,956)	(4.7)

At March 31, 2003, commercial business potential problem loans were down $6.3 million from December 31, 2002 primarily due to a $5.9 million paydown received from a borrower in the construction industry.  Leasing and equipment finance potential problem loans and leases include leases of $1.4 million and $1.8 million funded on a non-recourse basis at March 31, 2003 and December 31, 2002, respectively.  Leasing and equipment finance potential problem loans increased $3 million primarily due to the addition of $2.8 million related to a leasing customer in the medical services industry.

Deposits

Checking, savings and money market deposits are an important source of low cost funds and fee income for TCF.  Deposits totaled $8 billion at March 31, 2003, up $255.4 million from December 31, 2002.  Lower interest-cost checking, savings and money market deposits totaled $6.1 billion, up $276.9 million from December 31, 2002, and comprised 76.2% of total deposits at March 31, 2003, compared with 75.1% of total deposits at December 31, 2002.  Average annualized fee revenue per retail checking account for the twelve months ended March 31, 2003 was $213, compared with $202 for the comparable period ended March 31, 2002.  Higher interest-cost certificates of deposit decreased $21.5 million from December 31, 2002, as other lower-cost funding sources were available to TCF.  TCF’s weighted-average rate for deposits, including non-interest-bearing deposits, was .88% at March 31, 2003, down from 1.02% at December 31, 2002.

Supermarket Banking

As previously noted, TCF continued to expand its supermarket banking franchise by opening three new branches during the 2003 first quarter.  At March 31, 2003, TCF had 241 supermarket branches, up from 236 such branches a year ago.  Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth in both deposit and lending products.  Additional information regarding TCF’s supermarket branches is displayed in the table below:

	At or For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2003	2002			% Change
Number of branches	241	236	5		2.1%
Number of deposit accounts	825,935	773,370	52,565		6.8
Deposits:
Checking	$778,073	$677,043	$101,030		14.9
Savings	507,209	336,208	171,001		50.9
Money market	108,414	125,098	(16,684)		(13.3)
Subtotal	1,393,696	1,138,349	255,347		22.4
Certificates	222,751	246,277	(23,526)		(9.6)
Total deposits	$1,616,447	$1,384,626	$231,821		16.7
Average rate on deposits	.73%	1.11%	(38	)bps	N.A.
Total fees and other revenues	$38,423	$33,316	$5,107		15.3
Consumer loans outstanding	$375,531	$322,320	$53,211		16.5

N.A.  Not applicable.

Borrowings

Borrowings totaled $2.8 billion at March 31, 2003, down $342.4 million from year-end 2002.  The decrease was primarily due to the previously mentioned prepayment of $150 million of higher cost FHLB advances maturing in 2004 coupled with the increase in deposits and decrease in residential real estate loans which reduces TCF’s reliance on borrowings.  Included in long-term borrowings at March 31, 2003, are $778.5 million of fixed-rate FHLB advances and reverse repurchase agreements with other financial institutions which are callable by the counterparty at par on certain anniversary dates and, for most, quarterly thereafter until maturity.  If called, replacement funding will be provided by the counterparties at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances and reverse repurchase agreements, subject to standard terms and conditions.  The weighted-average rate on borrowings decreased to 4.38% at March 31, 2003, from 4.43% at December 31, 2002.  TCF Financial Corporation has a $105 million bank line of credit agreement maturing in April 2004, which is unsecured and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  At March 31, 2003, TCF had $7 million outstanding on this bank line of credit, which was included in short-term borrowings.

Contractual Obligations And Commercial Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At March 31, 2003, the aggregate contractual obligations (excluding bank deposits) and commercial commitments are as follows:

	Payments Due by Period
(Dollars in thousands) Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Total borrowings	$2,767,890	$847,415	$1,497,823	$152	$422,500
Annual rental commitments under non-cancelable operating leases	125,581	18,985	48,649	17,655	40,292
	$2,893,471	$866,400	$1,546,472	$17,807	$462,792

	Amount of Commitment - Expiration by Period
(Dollars in thousands) Other Commercial Commitments	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Commitments to lend:
Consumer	$1,225,540	$19,711	$26,380	$13,701	$1,165,748
Commercial	582,891	411,848	160,160	4,159	6,724
Leasing and equipment finance	58,901	58,901	—	—	—
Other	34,775	34,775	—	—	—
Total commitments to lend	1,902,107	525,235	186,540	17,860	1,172,472
Loans serviced with recourse	166,954	4,178	9,108	8,691	144,977
Standby letters of credit	20,998	12,724	3,203	5,071	—
	$2,090,059	$542,137	$198,851	$31,622	$1,317,449

Commitments to lend are agreements to lend a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Collateral predominantly consists of residential and commercial real estate.

Loans serviced with recourse represent a contingent guarantee based upon the failure to perform by another party.  These loans consist of $159.8 million of Veterans Administration (“VA”) loans and $7.1 million of loans sold with recourse to the Federal National Mortgage Association (“FNMA”).  As is typical of a servicer of VA loans, TCF must cover any principal loss in excess of the VA’s guarantee if the VA elects its “no-bid” option upon the foreclosure of a loan.  TCF has established a liability of $100,000 relating to the VA “no-bid” exposure on VA loans serviced with partial recourse at March 31, 2003 which was recorded in other liabilities.  No claims have been made under the “no-bid” option during 2003 or 2002.  Loans sold with recourse to FNMA represent residential real estate loans sold to FNMA prior to 1982.  TCF no longer sells loans on a recourse basis, and thus has limited the amount of loans subject to this contingent guarantee.  The contingent guarantee related to both types of recourse remains in effect for the duration of the loans and thus expires in various years through the year 2033.  All loans sold with recourse are collateralized by residential real estate.  Since conditions under which TCF would be required either to cover any principal loss in excess of the VA’s guarantee or repurchase the loan sold to FNMA may not materialize, the actual cash requirements are expected to be less than the amount provided in the table above.

Standby letters of credit are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party.  The standby letters of credit expire in various years through the year 2007.  Since the conditions under which TCF is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.  Collateral held on standby letters of credit primarily consists of commercial real estate mortgages.

Stockholders’ Equity

Stockholders’ equity at March 31, 2003 was $971.4 million, or 8% of total assets, down from $977 million, or 8% of total assets, at December 31, 2002.  TCF repurchased 757,097 shares of its common stock during the first quarter of 2003 at an average cost of $41.72 per share.  TCF has 2.8 million shares remaining in its stock repurchase program authorized by its Board of Directors.  Since January 1, 1998, the Company has repurchased 22.4 million shares of its common stock at an average cost of $32.05 per share.  For the first quarter of 2003, average total equity to average assets was 8.06% compared with 7.91% for the year ended December 31, 2002.  On April 21, 2003, TCF declared a regular quarterly dividend of 32.5 cents per common share, payable on May 30, 2003 to shareholders of record as of May 2, 2003.  TCF does not have any trust preferred securities or other quasi-equity instruments.

MARKET RISK – INTEREST-RATE RISK

TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage its interest rate risk.  Although TCF manages other risks, such as credit and liquidity risk, in the normal course of its business, the Company considers interest rate risk to be its most significant market risk. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. The mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest rate risk.  TCF, like most financial institutions, has material interest rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices (e.g., prime).

TCF’s Asset/Liability Management Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors.  The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate risk and liquidity risk and facilitating the funding needs of the Company.

Although the measure is subject to a number of assumptions and is only one of a number of measurements, management believes that the interest rate gap (difference between interest-earning assets and interest-bearing liabilities repricing within a given period) is an important indication of TCF’s exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment.  While the interest rate gap measurement has some limitations, which include no assumptions regarding future asset or liability production and the possibility of a static interest rate environment which can result in large quarterly changes due to changes of the above items, interest rate gap calculates the net asset or liability sensitivity at a point in time.  In addition to the interest rate gap analysis, management also utilizes a simulation model to measure and manage TCF’s interest rate risk, relative to a base case scenario.

TCF’s one-year adjusted interest rate gap was a positive $833.7 million, or 7% of total assets, at March 31, 2003, compared with a positive $1.1 billion, or 9% of total assets at December 31, 2002.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing.  The positive one-year gap is largely the result of the current low interest rate environment in which TCF and the banking industry as a whole are experiencing sharp increases in prepayments of higher-yielding mortgage-backed securities, residential real estate loans and fixed-rate consumer and commercial real estate loans.  Also impacting the gap is significant customer demand for variable-rate consumer and commercial loan products, in addition to the growth in deposits resulting in reduced variable-rate short-term borrowings.  If interest rates remain at current levels or fall further, net interest margin will compress and net interest income will decline.

TCF’s balance sheet is generally positioned to benefit from rising interest rates due to a positive interest rate gap position.  TCF would also likely benefit from an increase in interest rates as this might signify that economic conditions are improving.  An increase in interest rates would affect TCF’s fixed-rate/variable-rate product origination mix and origination volumes and would likely slow prepayments.

While this positive interest rate gap may compress net interest income in the short-term, TCF believes this positive interest rate gap to be warranted because current rates are well below historical averages, and consequently, there is a greater possibility over time of higher interest rates versus lower interest rates.  However, if interest rates remain stable or decrease, TCF could continue to experience an increase in prepayments of residential loans, mortgage-backed securities and fixed-rate consumer and commercial real estate loans and will experience further compression of its net interest margin.

Management’s interest rate gap estimates and assumptions could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, a general rise or decline in interest rates, and the possibility that TCF’s counterparties will exercise its option to call certain of TCF’s longer-term callable borrowings.  Decisions by management to purchase or sell assets, or retire debt could change the maturity/repricing and spread relationships.  In addition, TCF’s interest-rate risk will increase during periods of rising interest rates due to slower prepayments on loans and mortgage-backed securities.

Recent Accounting Developments

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities,” which addresses consolidation and disclosure of interests in variable interest entities (“VIEs”).  VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest, measured by an ability to make decisions about an entity’s activities through voting rights or similar rights, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinate financial support from other parties.  VIEs may need to be consolidated or disclosed depending on the nature and amount of the equity investment and the rights and obligations of the equity investors.

The provisions of FIN No. 46 are applicable to variable interests in VIEs created after January 31, 2003.  Variable interests in VIEs created before February 1, 2003, are subject to the provisions of FIN No. 46 no later than July 1, 2003.  The Company has not created or obtained a variable interest in any VIEs since January 31, 2003 and is currently evaluating whether it has any variable interests in VIEs created before February 1, 2003.  The Company intends to apply this Interpretation beginning July 1, 2003 and does not expect it to have a material effect, if any, on its financial statements.

Earnings Teleconference and Website Information

TCF hosts quarterly conference calls to discuss its financial results.  Additional information regarding TCF’s conference calls can be obtained from the investor relations section within TCF’s website at www.tcfexpress.com or by contacting TCF’s Corporate Communications Department at (952) 745-2760.  The website also includes free access to company news releases, TCF’s annual report, quarterly reports, investor presentations and Securities and Exchange Commission (“SEC”) filings. Replays of prior quarterly conference calls webcasts discussing financial results may also be accessed at the investor relations section within TCF’s website.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions.  Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

The Federal Deposit Insurance Corporation (“FDIC”) and members of the United States Congress have recently proposed new legislation that would reform the bank deposit insurance system.  This reform could merge the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”), increase the deposit insurance coverage limits and index future coverage limitations, among other changes.  Most significantly, reform proposals could allow the FDIC to raise or lower (within certain limits) the currently mandated designated reserve ratio requiring the FDIC to maintain a 1.25% reserve ratio ($1.25 against $100 of insured deposits), and require certain changes in the calculation methodology.  Although it is too early to predict the ultimate impact of such proposals, they could, if adopted, result in the imposition of additional deposit insurance premium costs on TCF.

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“the Act”) was signed into law by the President of the United States.  The Act provides for sweeping changes dealing with corporate governance, accounting practices and disclosure requirements for public companies, and also for their directors and officers.  Section 302 of the Act, entitled “Corporate Responsibility for Financial Reports,” required the SEC to adopt rules to implement certain requirements noted in the Act and it did so effective August 29, 2002.  The new rules require a company’s chief executive and chief financial officers to certify the financial and other information included in the company’s quarterly and annual reports.  The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation.  See Certifications on pages 44 and 45 for such certifications of the financial statements and other information for this first quarter of 2003 Form 10-Q.  See “Controls and Procedures” for TCF’s evaluation of disclosure controls and procedures.  TCF is also filing as an exhibit to this report certificates called for under Section 906 of the Act.

In September 2002, the SEC issued its final ruling covering the acceleration of periodic report filing dates.  The rule applies to all companies, including TCF, that have a public float of at least $75 million that have been subject to the SEC’s reporting requirements for at least 12 calendar months and that have previously filed at least one annual report.  For companies meeting the definition of accelerated filer as of the end of their first fiscal year ending on or after December 15, 2002, the annual report deadline will remain 90 days for year one and will then be reduced 15 days per year over two years to 60 days.  The quarterly report on Form 10-Q will remain due 45 days after quarter end for year one and will then be reduced five days per year over two years to 35 days.

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

Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, the Chief Financial Officer and Treasurer and the Controller and Assistant Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of a control system inherently has limitations, and the benefits of controls must be weighed against their costs.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  Therefore, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per-share data)	At March 31, 2003	At Dec. 31, 2002	At Sept. 30, 2002	At June 30, 2002	At March 31, 2002

SELECTED FINANCIAL CONDITION DATA:
Securities available for sale	$2,442,724	$2,426,794	$2,252,786	$1,965,664	$1,556,798
Residential real estate loans	1,568,430	1,800,344	1,975,481	2,249,365	2,458,431
Subtotal	4,011,154	4,227,138	4,228,267	4,215,029	4,015,229
Other loans and leases	6,485,179	6,320,784	6,106,818	5,879,607	5,693,330
Total assets	12,127,272	12,202,069	11,970,331	11,527,351	11,170,583
Deposits	7,965,338	7,709,988	7,660,497	7,556,626	7,293,972
Borrowings	2,767,890	3,110,295	2,955,295	2,702,133	2,610,712
Stockholders’ equity	971,413	977,020	950,290	920,088	921,847

	Three Months Ended
	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002

SELECTED OPERATIONS DATA:
Interest income	$172,114	$182,352	$182,406	$184,234	$184,371
Interest expense	49,702	55,729	58,637	59,925	59,847
Net interest income	122,412	126,623	123,769	124,309	124,524
Provision for credit losses	2,710	4,067	4,071	4,714	9,154
Net interest income after provision for credit losses	119,702	122,556	119,698	119,595	115,370
Non-interest income:
Fees and other revenues	96,516	106,057	102,575	101,788	94,924
Gains on sales of securities available for sale	21,137	2,830	2,662	—	6,044
Gains (losses) on termination of debt	(6,576)	—	—	—	—
Gains on sales of branches	—	—	—	—	1,962
Total non-interest income	111,077	108,887	105,237	101,788	102,930
Non-interest expense	138,431	140,963	134,223	131,886	131,297
Income before income tax expense	92,348	90,480	90,712	89,497	87,003
Income tax expense	32,221	30,704	31,845	31,526	30,686
Net income	$60,127	$59,776	$58,867	$57,971	$56,317

Per common share:
Basic earnings	$.83	$.83	$.81	$.78	$.75
Diluted earnings	$.83	$.82	$.80	$.78	$.75
Dividends declared	$.325	$.2875	$.2875	$.2875	$.2875

FINANCIAL RATIOS: (1)
Return on average assets	1.99%	1.97%	2.03%	2.04%	2.01%
Return on average common equity	24.70	25.17	25.53	25.36	24.68
Average total equity to average assets	8.06	7.82	7.96	8.03	8.15
Net interest margin	4.45	4.59	4.68	4.76	4.83

(1)  Annualized.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends
Earned or Paid, and Related Interest Yields and Rates

	Three Months Ended March 31,
	2003			2002
(Dollars in thousands)	Average Balance	Interest (1)	Yields and Rates (2)	Average Balance	Interest (1)	Yields and Rates (2)
Assets:
Investments	$118,828	$1,403	4.72%	$155,725	$1,709	4.39%
Securities available for sale (3)	2,341,002	33,764	5.77	1,513,146	24,591	6.50
Loans held for sale	488,110	5,226	4.28	440,661	6,320	5.74
Loans and leases:
Consumer	3,047,799	51,653	6.78	2,520,258	50,691	8.05
Commercial real estate	1,848,125	28,054	6.07	1,682,801	28,837	6.85
Commercial business	438,681	4,775	4.35	431,542	5,736	5.32
Leasing and equipment finance	1,039,213	20,279	7.81	961,006	21,943	9.13
Subtotal	6,373,818	104,761	6.57	5,595,607	107,207	7.66
Residential real estate	1,680,170	26,960	6.42	2,599,509	44,544	6.85
Total loans and leases (4)	8,053,988	131,721	6.54	8,195,116	151,751	7.41
Total interest-earning assets	11,001,928	172,114	6.26	10,304,648	184,371	7.16
Other assets (5)	1,075,990			901,718
Total assets	$12,077,918			$11,206,366

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits	$2,083,099			$1,760,182
Interest-bearing deposits:
Checking	990,411	304.12		873,251	370.17
Savings	1,842,145	3,618.79		1,243,722	2,418.78
Money market	886,552	1,544.70		950,603	2,660	1.12
Subtotal	3,719,108	5,466.59		3,067,576	5,448.71
Certificates	1,901,136	13,011	2.74	2,214,547	19,052	3.44
Total interest-bearing deposits	5,620,244	18,477	1.32	5,282,123	24,500	1.86
Total deposits	7,703,343	18,477.96		7,042,305	24,500	1.39
Borrowings:
Short-term borrowings	869,735	2,830	1.30	622,003	2,753	1.77
Long-term borrowings	2,080,713	28,395	5.46	2,289,309	32,594	5.69
Total borrowings	2,950,448	31,225	4.23	2,911,312	35,347	4.86
Total interest-bearing liabilities	8,570,692	49,702	2.32	8,193,435	59,847	2.92
Total deposits and borrowings	10,653,791	49,702	1.87	9,953,617	59,847	2.41
Other liabilities (5)	450,534			339,894
Total liabilities	11,104,325			10,293,511
Stockholders’ equity (5)	973,593			912,855
Total liabilities and stockholders’ equity	$12,077,918			$11,206,366

Net interest income and margin		$122,412	4.45%		$124,524	4.83%

(1)          Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $133,000 and $34,000 was recognized during the quarter ended March 31, 2003 and 2002, respectively.

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

In class action lawsuits brought by various retail merchants (some of which were subsequently consolidated in the U.S. District Court for the Eastern District of New York, and other actions which were brought in state courts and have been stayed pending further developments in the Federal case), retailers have claimed that VISA®, USA (“VISA”) and MasterCard® International (“MasterCard”) have violated Federal antitrust law and other laws by requiring merchants who accept credit cards of either VISA or MasterCard to also accept their debit cards (and other cards bearing the VISA or MasterCard brand) as a result of so-called “honor all cards” rules.  In late April and early May, it was announced that MasterCard and VISA had agreed to settle the lawsuit for a reported $1 billion and $2 billion, respectively.  It has been reported that the settlements will require elimination of the “honor all cards” rules effective January 1, 2004, and will significantly reduce debit card interchange rates for an initial period of five months beginning August 1, 2003.  After that time, interchange rates will be subject to further adjustment.

Although TCF is not a party to this litigation, the outcome will have an impact on its operations.  TCF is a leading issuer of debit cards and debit card interchange fees constitute a significant source of revenues for the Company.  Assuming that the minimum reduction in interchange rates reported to be a part of the settlement was effective during the first quarter of 2003 and also assuming that there was no change in transaction volumes despite the lower pricing, TCF’s debit card interchange revenues for the first quarter of 2003 would have declined from $12.9 million to an estimated $9.5 million.  TCF is reconsidering its debit card strategies including product structure, promotion and various fees that could mitigate the impact of the reduction in debit card interchange rates.

Although TCF understands that a memorandum of understanding between the parties has been agreed upon regarding some of the terms of a settlement, terms of the settlement agreements have not yet been disclosed by the court, and therefore the full impact of the reported settlement terms cannot be assessed.  The monetary settlement with VISA will have adverse financial consequences for VISA and its members such as TCF.  The impact of the $2 billion settlement payment by VISA cannot be assessed at this time.  In addition, the further adjustment of interchange rates beginning January 1, 2004 may result in additional changes to interchange rates that cannot be predicted at this time.  As a result, the magnitude of any financial consequences to TCF cannot be ascertained at this time.

In 1993 and 1995, TCF National Bank (or predecessor institutions) filed actions in the United States Court of Federal Claims seeking monetary damages against the United States based on the government’s breach of contracts in connection with the acquisition of certain savings associations prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”).  After a review of recent decisions pertaining to liability and damages issues in similar cases, and in light of the projected costs of further litigation, TCF has taken steps to voluntarily withdraw the complaints filed in both of these actions.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

See Index to Exhibits on page 46 of this report.

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

Dated:  May 13, 2003

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

Date:  May 13, 2003

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

Date:  May 13, 2003

/s/ Neil W. Brown
Neil W. Brown, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS
FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(j)#

Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended effective September 30, 1998 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253];  as further amended by amendment adopted January 24, 2000 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; as further amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No. 001-10253];  as amended by amendment adopted January 20, 2003

10(o)#

Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant’s definitive proxy statement dated March 16, 1994, No. 001-10253]; and 1995 Plan Acknowledgment [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1996 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1997 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation’s Annual report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; and 1998 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253];  1999 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(r) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and 2000 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; and 2001 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001, No. 001-10253]; and 2002 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002, No. 001-10253]; and 2003 Management Incentive Plan-Executive

99#	Statement Pursuant to Title 18 United States Code Section 1350

#      Filed herein.