Form 10-Q
period 2003-06-30
TCF FINANCIAL CORP
filed 2003-08-08
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2003

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $.01 par value	71,497,322 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Pages
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at June 30, 2003 and December 31, 2002	3

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	5

	Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	42

Supplementary Information		43

Part II.	Other Information

Items 1-6		45

Signatures		47

Index to Exhibits		48

PART 1 - FINANCIAL STATEMENTS

ITEM 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At June 30, 2003	At December 31, 2002
ASSETS

Cash and due from banks	$419,228	$416,397
Investments	123,102	153,722
Securities available for sale	1,980,830	2,426,794
Loans held for sale	577,367	476,475
Loans and leases:
Consumer	3,299,688	3,005,882
Commercial real estate	1,850,958	1,835,788
Commercial business	475,299	440,074
Leasing and equipment finance	1,079,224	1,039,040
Subtotal	6,705,169	6,320,784
Residential real estate	1,393,183	1,800,344
Total loans and leases	8,098,352	8,121,128
Allowance for loan and lease losses	(77,696)	(77,008)
Net loans and leases	8,020,656	8,044,120
Premises and equipment	258,171	243,452
Goodwill	145,462	145,462
Deposit base intangibles	6,740	7,573
Mortgage servicing rights	41,379	62,644
Other assets	234,829	225,430
	$11,807,764	$12,202,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Checking	$3,194,545	$2,864,896
Savings	2,131,510	2,041,723
Money market	908,392	884,614
Subtotal	6,234,447	5,791,233
Certificates	1,745,290	1,918,755
Total deposits	7,979,737	7,709,988
Short-term borrowings	546,118	842,051
Long-term borrowings	1,959,921	2,268,244
Total borrowings	2,506,039	3,110,295
Accrued expenses and other liabilities	369,919	404,766
Total liabilities	10,855,695	11,225,049
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,536,817 and 92,638,937 shares issued	925	926
Additional paid-in capital	517,373	518,813
Retained earnings, subject to certain restrictions	1,185,261	1,111,955
Accumulated other comprehensive income	33,359	46,102
Treasury stock at cost, 20,942,932 and 18,783,051 shares, and other	(784,849)	(700,776)
Total stockholders’ equity	952,069	977,020
	$11,807,764	$12,202,069

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans and leases	$129,554	$148,711	$261,275	$300,462
Securities available for sale	27,483	28,543	61,247	53,134
Loans held for sale	5,788	5,216	11,014	11,536
Investments	1,179	1,764	2,582	3,473
Total interest income	164,004	184,234	336,118	368,605
Interest expense:
Deposits	15,512	25,324	33,989	49,824
Borrowings	28,728	34,601	59,953	69,948
Total interest expense	44,240	59,925	93,942	119,772
Net interest income	119,764	124,309	242,176	248,833
Provision for credit losses	3,127	4,714	5,837	13,868
Net interest income after provision for credit losses	116,637	119,595	236,339	234,965
Non-interest income:
Fees and service charges	62,799	57,104	117,213	104,651
Debit card revenue	14,766	11,771	27,999	22,001
ATM revenue	11,242	11,744	21,657	22,544
Investments and insurance commissions	3,760	3,435	7,280	6,667
Subtotal	92,567	84,054	174,149	155,863
Leasing and equipment finance	11,457	11,839	25,064	26,635
Mortgage banking	(4,728)	2,826	(5,158)	6,484
Other	1,707	3,313	3,783	8,099
Fees and other revenue	101,003	102,032	197,838	197,081
Gains on sales of securities available for sale	11,695	—	32,832	6,044
Gains (losses) on termination of debt	—	—	(6,576)	—
Gains on sales of branches	—	—	—	1,962
Other non-interest income	11,695	—	26,256	8,006
Total non-interest income	112,698	102,032	224,094	205,087
Non-interest expense:
Compensation and employee benefits	73,807	72,885	150,406	145,177
Occupancy and equipment	21,531	20,531	43,130	40,793
Advertising and promotions	6,443	5,803	12,796	11,133
Other	34,952	32,911	69,151	66,449
Total non-interest expense	136,733	132,130	275,483	263,552
Income before income tax expense	92,602	89,497	184,950	176,500
Income tax expense	32,311	31,526	64,532	62,212
Net income	$60,291	$57,971	$120,418	$114,288

Earnings per common share:
Basic	$.85	$.78	$1.69	$1.53
Diluted	$.85	$.78	$1.68	$1.53

Dividends declared per common share	$.325	$.2875	$.65	$.575

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$120,418	$114,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,371	17,192
Mortgage servicing rights amortization and impairment	39,646	8,682
Provision for credit losses	5,837	13,868
Proceeds from sales of loans held for sale	1,522,939	1,192,555
Principal collected on loans held for sale	9,611	7,485
Originations and purchases of loans held for sale	(1,633,106)	(1,079,776)
Net (increase) decrease in other assets and accrued expenses and other liabilities	(37,527)	10,155
Gains on sales of assets	(32,832)	(8,408)
Losses on termination of debt	6,576	—
Other, net	(7,863)	(6,938)

Total adjustments	(107,348)	154,815

Net cash provided by operating activities	13,070	269,103

Cash flows from investing activities:
Principal collected on loans and leases	2,165,082	1,551,116
Originations and purchases of loans	(1,941,306)	(1,291,506)
Purchases of equipment for lease financing	(248,875)	(230,086)
Proceeds from sales of securities available for sale	849,333	270,520
Proceeds from maturities of and principal collected on securities available for sale	426,197	247,917
Purchases of securities available for sale	(818,263)	(867,520)
Net decrease in Federal Home Loan Bank stock	31,326	2,291
Purchases of premises and equipment	(30,052)	(27,000)
Sales of deposits, net of cash paid	—	(15,206)
Loans to deferred compensation plans	—	9,783
Other, net	1,366	4,157

Net cash provided (used) by investing activities	434,808	(345,534)

Cash flows from financing activities:
Net increase in deposits	269,749	474,780
Net decrease in short-term borrowings	(295,933)	(301,728)
Proceeds from long-term borrowings	13,184	25,532
Payments on long-term borrowings	(299,473)	(4,690)
Purchases of common stock	(92,314)	(99,636)
Dividends on common stock	(47,112)	(43,270)
Other, net	6,852	6,553

Net cash (used) provided by financing activities	(445,047)	57,541

Net increase (decrease) in cash and due from banks	2,831	(18,890)
Cash and due from banks at beginning of period	416,397	386,700
Cash and due from banks at end of period	$419,228	$367,810

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$92,755	$120,194
Income taxes	$71,988	$42,993
Transfer of loans and leases to other assets	$15,632	$29,347

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total
Balance, December 31, 2001	92,719,544	$927	$520,940	$965,454	$6,229	$(576,517)	$917,033
Comprehensive income:
Net income	—	—	—	114,288	—	—	114,288
Other comprehensive income	—	—	—	—	16,954	—	16,954
Comprehensive income	—	—	—	114,288	16,954	—	131,242
Dividends on common stock	—	—	—	(43,270)	—	—	(43,270)
Repurchase of 1,971,675 shares	—	—	—	—	—	(99,636)	(99,636)
Issuance of 50,390 shares	—	—	1,029	—	—	(1,029)	—
Cancellation of shares	(68,875)	—	(3,121)	—	—	407	(2,714)
Amortization of deferred compensation	—	—	—	—	—	4,708	4,708
Exercise of stock options, 48,656 shares	—	—	1,487	—	—	1,455	2,942
Change in shares held in trust for deferred compensation plans, at cost	—	—	(2,154)	—	—	2,154	—
Loan payments by deferred compensation plans	—	—	—	—	—	9,783	9,783
Balance, June 30, 2002	92,650,669	$927	$518,181	$1,036,472	$23,183	$(658,675)	$920,088

Balance, December 31, 2002	92,638,937	$926	$518,813	$1,111,955	$46,102	$(700,776)	$977,020
Comprehensive income (loss):
Net income	—	—	—	120,418	—	—	120,418
Other comprehensive income (loss)	—	—	—	—	(12,743)	—	(12,743)
Comprehensive income (loss)	—	—	—	120,418	(12,743)	—	107,675
Dividends on common stock	—	—	—	(47,112)	—	—	(47,112)
Repurchase of 2,300,250 shares	—	—	—	—	—	(92,314)	(92,314)
Issuance of 90,590 shares	—	—	884	—	—	(884)	—
Cancellation of shares	(102,120)	(1)	(2,655)	—	—	1,775	(881)
Amortization of deferred compensation	—	—	—	—	—	4,792	4,792
Exercise of stock options, 49,779 shares	—	—	1,265	—	—	1,624	2,889
Change in shares held in trust for deferred compensation plans, at cost	—	—	(934)	—	—	934	—
Balance, June 30, 2003	92,536,817	$925	$517,373	$1,185,261	$33,359	$(784,849)	$952,069

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

(2)          Investments

The carrying values of investments, which approximate their fair values, consist of the following:

(In thousands)	At June 30, 2003	At December 31, 2002
Federal Home Loan Bank stock, at cost	$98,088	$128,855
Federal Reserve Bank stock, at cost	24,045	23,999
Interest-bearing deposits with banks	969	868
Total investments	$123,102	$153,722

The Federal Home Loan Bank (“FHLB”) of Des Moines adopted a new capital plan for its member banks, effective July 1, 2003. In connection with this new capital plan, $26.2 million of FHLB stock was redeemed by the FHLB-Des Moines, at cost, on July 1, 2003 at TCF’s request.

(3)  Securities Available for Sale

Securities available for sale consist of the following:

	At June 30, 2003				At December 31, 2002
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
Federal agencies	$1,917,452	$52,578	$(38)	$1,969,992	$2,341,549	$73,225	$(35)	$2,414,739
Private issuer and collateralized mortgage obligations	10,300	—	(212)	10,088	12,178	4	(877)	11,305
Other securities	750	—	—	750	750	—	—	750
	$1,928,502	$52,578	$(250)	$1,980,830	$2,354,477	$73,229	$(912)	$2,426,794

Weighted-average yield	5.38%				5.96%

(4)          Goodwill and Intangible Assets

Goodwill and intangible assets as of June 30, 2003 are summarized as follows:

	At June 30, 2003			At December 31, 2002
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Amortizable intangible assets:
Mortgage servicing rights, net	$58,453	$17,074	$41,379	$92,525	$29,881	$62,644
Deposit base intangibles	21,180	14,440	6,740	21,180	13,607	7,573
Total	$79,633	$31,514	$48,119	$113,705	$43,488	$70,217

Unamortizable intangible assets:
Goodwill (included in Banking Segment)	$145,462		$145,462	$145,462		$145,462

Amortization expense for intangible assets was $17 million and $9.5 million for the six months ended June 30, 2003 and 2002, respectively.  The following table shows the estimated future amortization expense for intangible assets based on existing asset balances and the interest rate environment as of June 30, 2003.  The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

(In thousands)	Mortgage Servicing Rights	Deposit Base Intangibles	Total

Estimated Amortization Expense:
For the remaining six months ending December 31, 2003	$10,010	$833	$10,843

For the year ended December 31, 2004	13,124	1,662	14,786
For the year ended December 31, 2005	8,749	1,659	10,408
For the year ended December 31, 2006	5,053	1,630	6,683
For the year ended December 31, 2007	2,885	913	3,798
For the year ended December 31, 2008	1,558	17	1,575

At January 1, 2003, management finalized its annual impairment testing as required under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.  There have been no subsequent events that have occurred that would change the conclusions reached.

(5)          Mortgage Banking

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002

Mortgage servicing rights at beginning of period	$65,299	$67,117	$71,990	$63,607
Wholesale purchases	7,425	6,251	11,741	12,201
Retail originations	3,346	1,570	6,640	4,055
Amortization	(8,345)	(4,757)	(16,146)	(8,682)
Impairment write-down	(20,000)	—	(26,500)	(1,000)
Mortgage servicing rights at end of period	47,725	70,181	47,725	70,181
Valuation allowance at beginning of period	(12,346)	(4,346)	(9,346)	(5,346)
Provision for impairment	(14,000)	—	(23,500)	—
Impairment write-down	20,000	—	26,500	1,000
Valuation allowance at end of period	(6,346)	(4,346)	(6,346)	(4,346)
Mortgage servicing rights, net	$41,379	$65,835	$41,379	$65,835

The estimated fair value of mortgage servicing rights included in the Consolidated Statements of Financial Condition at June 30, 2003 was approximately $43.4 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved.  Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

The following table represents the components of mortgage banking revenue:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2003	2002	$	%	2003	2002	$	%

Servicing income	$5,363	$4,845	$518	10.7%	$10,796	$9,491	$1,305	13.7%
Less mortgage servicing:
Amortization	8,345	4,757	3,588	75.4	16,146	8,682	7,464	86.0
Impairment	14,000	—	14,000	N.M.	23,500	—	23,500	N.M.
Subtotal	22,345	4,757	17,588	N.M.	39,646	8,682	30,964	N.M.
Net servicing income (loss)	(16,982)	88	(17,070)	N.M.	(28,850)	809	(29,659)	N.M.
Gains on sales of loans	10,963	1,895	9,068	N.M.	21,589	4,039	17,550	N.M.
Other income	1,291	843	448	53.1	2,103	1,636	467	28.5
Total mortgage banking revenue	$(4,728)	$2,826	$(7,554)	N.M.	$(5,158)	$6,484	$(11,642)	N.M.

N.M. Not meaningful

At June 30, 2003 and 2002, TCF was servicing residential real estate loans for others with aggregate unpaid principal balances of approximately $5.3 billion and $5.2 billion respectively.  At June 30, 2003 and 2002, TCF had custodial funds of $321.8 million and $130.9 million, respectively, relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Statements of Financial Condition.  These custodial deposits relate primarily to mortgage servicing operations and represent customer funds for taxes and insurance and funds due investors on mortgage loans serviced by TCF.

(6)          Long-term Borrowings

Long-term borrowings consist of the following:

		At June 30, 2003		At December 31, 2002
(Dollars in thousands)	Year of Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

Federal Home Loan Bank advances and securities sold under repurchase agreements	2003	$—	—%	$135,000	5.76%

January	2004	3,000	4.76	103,000	5.58
May	2004	100,000	5.46	100,000	5.46
June	2004	—	—	50,000	5.37
July	2004	100,000	5.69	100,000	5.69
September	2004	150,000	5.74	150,000	5.74
October	2004	250,000	5.89	250,000	5.89
November	2004	100,000	5.90	100,000	5.90
	2004	703,000	5.76	853,000	5.72

	2005	446,000	6.13	446,000	6.13
	2006	303,000	4.16	303,000	4.30
	2009	122,500	5.25	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
Total Federal Home Loan Bank advances and securities sold under repurchase agreements		1,874,500	5.47	2,159,500	5.52

Discounted lease rentals	2003	29,734	6.69	62,461	7.30
	2004	39,871	6.51	36,101	7.08
	2005	13,404	5.86	9,459	6.88
	2006	1,968	5.56	723	6.94
	2007	416	5.20	—	—
	2008	28	5.20	—	—
Total discounted lease rentals		85,421	6.44	108,744	7.19

Total long-term borrowings		$1,959,921	5.51	$2,268,244	5.59

Included in long-term borrowings at June 30, 2003 were $778.5 million of fixed-rate FHLB advances and reverse repurchase agreements with other financial institutions, which are callable at par on certain dates.  If called, replacement funding will be provided by the counterparties at the then-prevailing short-term market interest rates.  The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  At June 30, 2003, the contract rate exceeded the market rate on all of the fixed-rate callable advances.

(7)          Stockholders’ Equity

Treasury stock and other consists of the following:

(In thousands)	At June 30, 2003	At December 31, 2002

Treasury stock, at cost	$(695,742)	$(608,007)
Shares held in trust for deferred compensation plans, at cost	(69,474)	(70,408)
Unamortized deferred compensation	(19,633)	(22,361)
	$(784,849)	$(700,776)

TCF purchased 2.3 million shares of its common stock during the first six months of 2003, compared with 2 million shares for the same 2002 period.  At June 30, 2003, TCF had 1.3 million shares remaining in its stock repurchase program authorized by the Board of Directors.  On July 21, 2003, TCF’s Board of Directors authorized the repurchase of up to an additional 5% of TCF’s common stock, or 3.6 million shares.

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

	Actual		Minimum Capital Requirement		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003:
Tier 1 leverage capital
TCF Financial Corporation	$765,874	6.53%	$352,062	3.00%	$413,812	3.53%
TCF National Bank	757,236	6.50	349,354	3.00	407,882	3.50

Tier 1 risk-based capital
TCF Financial Corporation	765,874	9.88	310,158	4.00	455,716	5.88
TCF National Bank	757,236	9.79	309,510	4.00	447,726	5.79

Total risk-based capital
TCF Financial Corporation	843,662	10.88	620,317	8.00	223,345	2.88
TCF National Bank	835,024	10.79	619,020	8.00	216,004	2.79

As of December 31, 2002:
Tier 1 leverage capital
TCF Financial Corporation	$773,594	6.42%	$361,435	3.00%	$412,159	3.42%
TCF National Bank	750,935	6.24	361,017	3.00	389,918	3.24

Tier 1 risk-based capital
TCF Financial Corporation	773,594	9.96	310,828	4.00	462,766	5.96
TCF National Bank	750,935	9.68	310,247	4.00	440,688	5.68

Total risk-based capital
TCF Financial Corporation	850,694	10.95	621,657	8.00	229,037	2.95
TCF National Bank	828,035	10.68	620,493	8.00	207,542	2.68

At June 30, 2003, TCF and TCF National Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(8)          Derivative Instruments and Hedging Activities

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

TCF’s pipeline of locked residential mortgage loan commitments are considered derivatives and are recorded at fair value, with the changes in fair value recognized in gains on sales of loans under mortgage banking revenue in the Consolidated Statements of Income.  TCF hedges its risk of changes in the fair value of locked residential mortgage loan commitments due to changes in interest rates through the use of forward sales contracts.  Forward sales contracts require TCF to deliver qualifying residential mortgage loans or pools of loans at a specified future date at a specified price or yield.  Such forward sales contracts hedging the pipeline of locked residential mortgage loan commitments are derivatives and are recorded at fair value, with changes in fair value recognized in gains on sales of loans.  TCF also utilizes forward sales contracts to hedge its risk of changes in the fair value of its residential loans held for sale. The forward sales contracts hedging the residential loans held for sale are recorded at fair value, with changes in fair value recognized in gains on sales of loans.  Residential mortgage loans held for sale are carried at the lower of cost or market as adjusted for the effects of fair value hedges using quoted market prices.  Because the fair value of the residential loans held for sale is hedged with forward sales contracts of the same loan types, or substantially the same loan types, the hedges are highly effective at managing the risk of changing fair values of such loans.  Any differences between the changes in fair value of the hedged residential loans held for sale and in the fair value of the forward sales contracts (defined as ineffectiveness under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) are not expected to be material due to the nature of the hedging instruments and are required to be recorded in the Consolidated Statements of Income.  During the first six months of 2003 and 2002, the ineffectiveness of the fair value hedges was recorded in gains on sales of loans and was not material.  Forward mortgage loan sales commitments totaled $729.4 million at June 30, 2003 and $511 million at December 31, 2002.

(9)          Business Segments

The following tables set forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Three Months Ended June 30, 2003

Revenues from external customers:
Interest income	$139,563	$20,386	$4,053	$2	$—	$164,004
Non-interest income	105,925	11,457	(4,728)	44	—	112,698
Total	$245,488	$31,843	$(675)	$46	$—	$276,702

Net interest income	$102,345	$11,139	$6,448	$(54)	$(114)	$119,764
Provision for credit losses	751	2,376	—	—	—	3,127
Non-interest income	105,925	11,457	(4,809)	23,989	(23,864)	112,698
Non-interest expense	122,551	9,335	7,069	21,756	(23,978)	136,733
Income tax expense (benefit)	29,444	4,026	(1,919)	760	—	32,311
Net income (loss)	$55,524	$6,859	$(3,511)	$1,419	$—	$60,291

Total assets	$11,405,606	$1,127,015	$421,573	$78,934	$(1,225,364)	$11,807,764

At or For the Three Months Ended June 30, 2002

Revenues from external customers:
Interest income	$159,797	$21,510	$2,928	$(1)	$—	$184,234
Non-interest income	86,830	11,839	2,826	537	—	102,032
Total	$246,627	$33,349	$5,754	$536	$—	$286,266

Net interest income	$109,599	$10,259	$3,981	$(6)	$476	$124,309
Provision for credit losses	3,451	1,263	—	—	—	4,714
Non-interest income	86,830	11,841	3,303	23,993	(23,935)	102,032
Non-interest expense	115,479	9,904	5,591	24,615	(23,459)	132,130
Income tax expense (benefit)	27,422	3,991	572	(459)	—	31,526
Net income (loss)	$50,077	$6,942	$1,121	$(169)	$—	$57,971

Total assets	$11,127,996	$1,041,827	$228,494	$78,685	$(949,651)	$11,527,351

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Six Months Ended June 30, 2003

Revenues from external customers:
Interest income	$287,899	$40,665	$7,553	$1	$—	$336,118
Non-interest income	204,132	25,064	(5,158)	56	—	224,094
Total	$492,031	$65,729	$2,395	$57	$—	$560,212

Net interest income	$208,770	$21,591	$11,913	$(87)	$(11)	$242,176
Provision for credit losses	1,735	4,102	—	—	—	5,837
Non-interest income	204,132	25,064	(5,136)	47,328	(47,294)	224,094
Non-interest expense	243,562	19,701	13,654	45,871	(47,305)	275,483
Income tax expense (benefit)	58,129	8,470	(2,430)	363	—	64,532
Net income (loss)	$109,476	$14,382	$(4,447)	$1,007	$—	$120,418

At or For the Six Months Ended June 30, 2002

Revenues from external customers:
Interest income	$318,204	$43,453	$6,949	$(1)	$—	$368,605
Non-interest income	170,729	26,635	6,484	1,239	—	205,087
Total	$488,933	$70,088	$13,433	$1,238	$—	$573,692

Net interest income	$218,288	$20,723	$9,054	$(18)	$786	$248,833
Provision for credit losses	8,756	5,112	—	—	—	13,868
Non-interest income	170,729	26,816	7,271	47,699	(47,428)	205,087
Non-interest expense	230,164	19,690	11,865	48,475	(46,642)	263,552
Income tax expense (benefit)	53,102	8,327	1,567	(784)	—	62,212
Net income (loss)	$96,995	$14,410	$2,893	$(10)	$—	$114,288

(10)    Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per-share data)	2003	2002	2003	2002

Basic Earnings Per Common Share

Net income	$60,291	$57,971	$120,418	$114,288

Weighted average shares outstanding	72,296,586	75,611,971	72,912,263	76,105,651
Unvested restricted stock grants (1)	(1,517,687)	(1,645,824)	(1,512,287)	(1,645,969)
Weighted average common shares outstanding for basic earnings per common share	70,778,899	73,966,147	71,399,976	74,459,682

Basic earnings per common share	$.85	$.78	$1.69	$1.53

Diluted Earnings Per Common Share

Net income	$60,291	$57,971	$120,418	$114,288

Weighted average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted average common shares outstanding used in basic earnings per common share calculation	70,778,899	73,966,147	71,399,976	74,459,682
Net dilutive effect of:
Stock option grants	77,775	134,162	87,258	139,370
Restricted stock grants (1)	152,993	215,186	161,435	215,694
	71,009,667	74,315,495	71,648,669	74,814,746

Diluted earnings per common share	$.85	$.78	$1.68	$1.53

(1)          At June 30, 2003 and June 30, 2002, there were 1,071,123 shares and 1,145,000 shares, respectively, of performance-based restricted stock granted to certain executive officers which will vest only if certain earnings per share goals are achieved by 2008.  Failure to achieve the goals will result in all or a portion of the shares being forfeited. In accordance with SFAS No. 128, “Earnings per Share”, these shares have been deducted from weighted average shares outstanding used for the computation of basic and diluted earnings per common share as all necessary conditions for inclusion have not been satisfied.  The remaining unvested restricted stock grants vest over specified time periods, and are included in the computation of diluted earnings per common share in accordance with the treasury stock method prescribed in SFAS No. 128.

(11)    Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on securities available for sale.  The following table summarizes the components of comprehensive income:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$60,291	$57,971	$120,418	$114,288

Other comprehensive income before tax:
Unrealized holding gains arising during the period on securities available for sale	14,672	39,299	12,843	32,600

Reclassification adjustment for gains included in net income	(11,695)	—	(32,832)	(6,044)

Income tax expense (benefit)	1,080	14,245	(7,246)	9,602

Total other comprehensive income (loss), net of tax	1,897	25,054	(12,743)	16,954

Comprehensive income	$62,188	$83,025	$107,675	$131,242

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. –  Management’s Discussion and Analysis of Financial

Condition and Results of Operations

CORPORATE PROFILE

TCF is a national financial holding company.  Its principal subsidiary, TCF National Bank, is headquartered in Minnesota and had 391 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana at June 30, 2003.  Other affiliates provide leasing and equipment finance, mortgage banking, brokerage and investment and insurance sales.

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

TCF’s emerging businesses and products are comprised of supermarket bank branches, including supermarket consumer lending, leasing and equipment finance, VISA® debit cards, and Internet and college campus banking.  TCF’s most significant de novo strategy has been its supermarket branch expansion.  The Company opened its first supermarket branch in 1988, and now has 240 supermarket branches, with $1.6 billion in deposits.  TCF has the nation’s 4th largest supermarket banking branch system.  The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking as well as the continued success and viability of the supermarket chains in which TCF maintains supermarket branches and TCF’s ability to maintain leases or license agreements for its supermarket branch locations. TCF is subject to the risk, among others, that its license for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket chain.  TCF entered the leasing business through its 1997 acquisition of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases computers and other equipment or software to companies nationwide.  The Company expanded its leasing operations in September 1999 through TCF Leasing, Inc. (“TCF Leasing”), a de novo general leasing and equipment finance leasing business.  TCF’s leasing and equipment finance businesses finance equipment in all 50 states.  The Company’s VISA® debit card program has also grown significantly since its inception in 1996.  According to a March 31, 2003 statistical report issued by VISA®, TCF, with approximately 1.5 million cards outstanding, was the 11th largest VISA® debit card issuer in the United States, based on the number of cards outstanding, and the 11th largest based on sales volume of $789 million for the 2003 first quarter.

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

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 85 cents and $1.68 for the second quarter and first six months of 2003, respectively, compared with 78 cents and $1.53 for the same 2002 periods.  Net income was $60.3 million and $120.4 for the second quarter and first six months of 2003, respectively, compared with $58 million and $114.3 million for the same 2002 period.  For the second quarter and first six months of 2003, return on average assets was 2.04% and 2.02%, respectively, unchanged from the same 2002 periods and return on average common equity was 25.17% and 24.95%, respectively, compared with 25.36% and 25.05% for the same 2002 periods.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending, residential lending and treasury services, reported net income of $55.5 million and $109.5 million for the second quarter and first six months of 2003, up 10.8% and 12.8% from $50.1 million and $97 million for the same 2002 periods.  Banking net interest income for the second quarter and first six months of 2003 was $102.3 million and $208.8 million, respectively, down from $109.6 million and $218.3 million for the same 2002 periods.  The provision for credit losses totaled $751 thousand and $1.7 million for the second quarter and first six months of 2003, down from $3.5 million and $8.8 million for the same 2002 periods, driven by a $1.1 million and $6.6 million decline in commercial net charge-offs for the second quarter and first six months of 2003, respectively.  Non-interest income totaled $105.9 million and $204.1 million for the second quarter and first six months of 2003, respectively, up 22% and 19.6% from $86.8 million and $170.7 million for the same 2002 periods.  During the second quarter of 2003, TCF sold mortgage-backed securities and realized gains of $11.7 million.  There were no sales of securities available for sale in the second quarter of 2002.  During the first six months of 2003, TCF sold mortgage-backed securities and realized gains of $32.8 million, compared with $6 million for the first six months of 2002.  In connection with the securities sales in the first six months of 2003, TCF prepaid $150 million of FHLB advances and recorded losses on termination of debt of $6.6 million. There were no similar debt terminations during 2002.  See “Results of Operations – Consolidated Net Interest Income” for further discussion on the sales of mortgage-backed securities during the second quarter and first six months of 2003.  In addition to the gains and losses discussed above, fees, service charges, debit card and other revenues were $94.2 million and $177.9 million for the second quarter and first six months of 2003, respectively, up $7.4 million, or 8.5%, and $15.2 million, or 9.3%, from the same periods in 2002.  These increases were generated by TCF’s expanding branch network and customer base, and increased utilization of debit cards by customers.  Non-interest expense totaled $122.6 million and $243.6 million for the second quarter and first six months of 2003, respectively, up 6.1% and 5.8% from $115.5 million and $230.2 million for the same 2002 periods.  The increases for the second quarter and the first six months of 2003 were primarily due to additional advertising and promotion expense focused on the expansion and retention of TCF’s deposit customer base, costs associated with new branch expansion and a $747 thousand write-off of leasehold improvements related to eight closed supermarket branches.

TCF had 391 branches, including 240 full service branches in supermarkets at June 30, 2003.  Since January 1, 1998, TCF has opened 224 new branches, of which 194 were supermarket branches.  TCF plans to open 19 more new branches during the remainder of 2003, consisting of 16 traditional branches, including nine in Colorado, four in Michigan and three in Illinois, and three supermarket branches including two in Minnesota and one in Illinois, and plans to continue expanding in future years.  In the second quarter of 2003, TCF closed one traditional branch in Michigan and one supermarket branch in Wisconsin.  The accounts in these branches were transferred to other nearby TCF branches. TCF is subject to the risk, among others, that its license for locations may be terminated in the future, upon the sale or closure of a location by supermarket chains in which TCF maintains supermarket branches.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries Winthrop and TCF Leasing, provides a broad range of comprehensive lease and equipment finance products.  This operating segment reported net income of $6.9 million and $14.4 million for the second quarter and first six months of 2003, essentially unchanged from the same 2002 periods.  Net interest income for the second quarter and first six months of 2003 was $11.1 million and $21.6 million, respectively, up 8.6% and 4.2% from $10.3 million and $20.7 million, for the same 2002 periods.  The provision for credit losses for this operating segment totaled $2.4 million and $4.1 million for the second quarter and first six months of 2003, up from $1.3 million and down from $5.1 million for the same 2002 periods.  Non-interest income totaled $11.5 million and $25.1 million for the second quarter and first six months of 2003, respectively, down slightly from $11.8 million and $26.8 million for the same 2002 periods.  Leasing and equipment finance revenues fluctuate from quarter to quarter based on customer driven factors not within the control of TCF.  Non-interest expense decreased $569 thousand to $9.3 million for the second quarter of 2003 and totaled $19.7 million for the first six months of 2003, essentially unchanged from the same 2002 period.

MORTGAGE BANKING activities include the origination and purchase of residential mortgage loans, generally for sale to third parties with servicing retained.  This operating segment reported a net loss of $3.5 million and $4.4 million for the second quarter and first six months of 2003, respectively, compared with net income of $1.1 million and $2.9 million for the same 2002 periods.  Non-interest income was a negative $4.8 million and $5.1 million for the second quarter and first six months of 2003, respectively, down from income of $3.3 million and $7.3 million for the same 2002 periods.  The decline in non-interest income resulted from a $17.6 million and a $31 million increase in amortization and impairment of mortgage servicing rights for the second quarter and first six months of 2003, respectively, caused by increased actual and expected mortgage loan prepayments.  The increased amortization and impairment were partially offset by the increased loan production activity and the related increase in gains on sales of loans of $9.1 million and $17.6 million for the second quarter and first six months of 2003, respectively.  See Note 5 of Notes to the Consolidated Financial Statements for further discussion.  TCF’s mortgage banking operations funded $990.4 million and $1.7 billion in loans during the second quarter and first six months of 2003, respectively, up from $481.7 million and $1.1 billion in the same 2002 periods, primarily reflecting increased levels of refinance activity.  Mortgage applications in process (mortgage pipeline) increased $446.8 million from December 31, 2002 to $978.8 million at June 30, 2003.  Mortgage Banking’s non-interest expense totaled $7.1 million and $13.7 million for the second quarter and first six months of 2003, respectively, up 26.4% and 15.1% from $5.6 million and $11.9 million for the same 2002 periods.  Contributing to the increase in non-interest expense during the second quarter and first six months of 2003 were increased expenses resulting from higher levels of production and prepayment activity.

Consolidated Net Interest Income

Net interest income in the second quarter of 2003 was $119.8 million, down $4.5 million, or 3.7%, and down $2.6 million, or 2.2%, from the second quarter of 2002 and the first quarter of 2003, respectively.  The net interest margin for the second quarter 2003 was 4.45%, down from 4.76% for the same 2002 period and was unchanged from the first quarter of 2003.  Net interest income for the first six months of 2003 was $242.2 million, down $6.7 million, or 2.7%, from $248.8 million for the same 2002 period. The declines in both net interest income and net interest margin, from the second quarter of 2002, were primarily the result of continued low interest rates and the resulting prepayment and refinancing of higher yielding assets.  Net interest margin for the first six months of 2003 was 4.45%, down from 4.80% for the same 2002 period.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the quarter and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003		2002		Change
(Dollars in thousands)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (bps)
Interest-earning Assets:
Investments	$123,028	3.83%	$154,313	4.57%	$(31,285)	(74)
Securities available for sale (2)	2,032,384	5.41	1,774,182	6.44	258,202	(103)
Loans held for sale	534,435	4.33	369,649	5.64	164,786	(131)
Loans and leases:
Consumer	3,203,226	6.65	2,627,616	7.81	575,610	(116)
Commercial real estate	1,848,055	6.03	1,730,419	6.87	117,636	(84)
Commercial business	467,368	4.35	443,596	5.33	23,772	(98)
Leasing and equipment finance	1,061,315	7.68	986,082	8.73	75,233	(105)
Subtotal	6,579,964	6.48	5,787,713	7.50	792,251	(102)
Residential real estate	1,486,518	6.19	2,349,500	6.85	(862,982)	(66)
Total loans and leases (3)	8,066,482	6.42	8,137,213	7.31	(70,731)	(89)
Total interest-earning assets	$10,756,329	6.10	$10,435,357	7.06	$320,972	(96)
Deposits and Borrowings:
Deposits:
Checking	$3,041,711.03%		$2,651,200.07%		$390,511	(4)
Savings	2,154,317.43		1,613,791	1.01	540,526	(58)
Money market	897,154.53		930,961	1.13	(33,807)	(60)
Subtotal	6,093,182.24		5,195,952.55		897,230	(31)
Certificates	1,825,466	2.59	2,181,326	3.33	(355,860)	(74)
Total deposits	7,918,648.78		7,377,278	1.37	541,370	(59)
Borrowings:
Short-term borrowings	544,136	1.29	400,590	1.82	143,546	(53)
Long-term borrowings	1,962,893	5.50	2,281,452	5.75	(318,559)	(25)
Total borrowings	2,507,029	4.58	2,682,042	5.16	(175,013)	(58)
Total deposits and borrowings	$10,425,677	1.70	$10,059,320	2.38	$366,357	(68)

	Six Months Ended June 30,
	2003		2002		Change
(Dollars in thousands)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (bps)
Interest-earning Assets:
Investments	$120,939	4.27%	$155,015	4.48%	$(34,076)	(21)
Securities available for sale (2)	2,185,840	5.60	1,644,385	6.46	541,455	(86)
Loans held for sale	511,400	4.31	404,959	5.70	106,441	(139)
Loans and leases:
Consumer	3,125,941	6.71	2,574,235	7.92	551,706	(121)
Commercial real estate	1,848,090	6.05	1,706,741	6.86	141,349	(81)
Commercial business	453,104	4.35	437,602	5.32	15,502	(97)
Leasing and equipment finance	1,050,325	7.74	973,613	8.93	76,712	(119)
Subtotal	6,477,460	6.52	5,692,191	7.58	785,269	(106)
Residential real estate	1,582,809	6.31	2,473,813	6.86	(891,004)	(55)
Total loans and leases (3)	8,060,269	6.48	8,166,004	7.36	(105,735)	(88)
Total interest-earning assets	$10,878,448	6.18	$10,370,363	7.11	$508,085	(93)
Deposits and Borrowings:
Deposits:
Checking	$2,950,419.04%		$2,573,820.06%		$376,599	(2)
Savings	2,106,197.56		1,498,324.87		607,873	(31)
Money market	891,882.61		940,728	1.13	(48,846)	(52)
Subtotal	5,948,498.31		5,012,872.50		935,626	(19)
Certificates	1,863,092	2.66	2,197,845	3.39	(334,753)	(73)
Total deposits	7,811,590.87		7,210,717	1.38	600,873	(51)
Borrowings:
Short-term borrowings	706,035	1.30	510,685	1.79	195,350	(49)
Long-term borrowings	2,021,478	5.48	2,285,359	5.72	(263,881)	(24)
Total borrowings	2,727,513	4.40	2,796,044	5.00	(68,531)	(60)

Total deposits and borrowings	$10,539,103	1.78	$10,006,761	2.39	$532,342	(61)

bps = basis points

(1)          Annualized.

(2)          Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)          Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following rate/volume analysis details increases (decreases) in net interest income resulting from interest rate and volume changes during the second quarter and first six months of 2003, as compared with the same period last year.  Changes attributable to changes in the mix of interest-bearing assets and of interest-bearing liabilities have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2003 Versus Same Period in 2002			Six Months Ended June 30, 2003 Versus Same Period in 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Investments	$(325)	$(260)	$(585)	$(734)	$(157)	$(891)
Securities available for sale	3,848	(4,908)	(1,060)	15,848	(7,735)	8,113
Loans held for sale	1,968	(1,396)	572	2,649	(3,171)	(522)
Loans and leases:
Consumer	10,221	(8,310)	1,911	19,862	(16,989)	2,873
Commercial real estate	1,936	(3,785)	(1,849)	4,614	(7,246)	(2,632)
Commercial business	303	(1,137)	(834)	398	(2,193)	(1,795)
Leasing and equipment finance	1,573	(2,697)	(1,124)	3,269	(6,057)	(2,788)
Subtotal	14,033	(15,929)	(1,896)	28,143	(32,485)	(4,342)
Residential real estate	(13,674)	(3,587)	(17,261)	(28,501)	(6,344)	(34,845)
Total loans and leases	359	(19,516)	(19,157)	(358)	(38,829)	(39,187)
Total interest income	5,850	(26,080)	(20,230)	17,405	(49,892)	(32,487)
Deposits:
Checking	64	(302)	(238)	101	(405)	(304)
Savings	864	(2,635)	(1,771)	1,924	(2,495)	(571)
Money market	(93)	(1,358)	(1,451)	(260)	(2,307)	(2,567)
Subtotal	835	(4,295)	(3,460)	1,765	(5,207)	(3,442)
Certificates	(2,689)	(3,663)	(6,352)	(5,134)	(7,259)	(12,393)
Total deposits	(1,854)	(7,958)	(9,812)	(3,369)	(12,466)	(15,835)
Borrowings:
Short-term borrowings	549	(616)	(67)	1,464	(1,454)	10
Long-term borrowings	(4,427)	(1,379)	(5,806)	(7,339)	(2,666)	(10,005)
Total borrowings	(3,878)	(1,995)	(5,873)	(5,875)	(4,120)	(9,995)
Total interest expense	(5,732)	(9,953)	(15,685)	(9,244)	(16,586)	(25,830)
Net interest income	$11,582	$(16,127)	$(4,545)	$26,649	$(33,306)	$(6,657)

The decreases in net interest income for the second quarter and first six months of 2003 reflect decreases of $16.1 million and $33.3 million due to lower interest rates, partially offset by increases of $11.6 million and $26.6 million, respectively, due primarily to growth in consumer, commercial real estate and leasing and equipment finance loan and lease average balances, coupled with reductions in higher-cost deposits and borrowings.

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

During the second quarter and first six months of 2003, TCF purchased $6.1 million and $818.3 million, respectively, of mortgage-backed securities primarily in response to continued high prepayments of residential real estate loans and mortgage-backed securities.  However, as yields on mortgage-backed securities continued to decline further during 2003, TCF decided to stop investing in mortgage-backed securities. At current interest rate levels and given the high prepayment and refinancing levels of residential real estate mortgages and mortgage-backed securities, TCF believes it to be more prudent to sell certain higher-coupon mortgage-backed securities, capture the gains before these securities prepay and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.  During the second quarter and first six months of 2003, TCF sold $289.2 million and $816.5 million of fixed-rate mortgage-backed securities with a weighted-average coupon of 6.4% and 6.5% and recognized $11.7 million and $32.8 in gains on securities available for sale, respectively.  During the first quarter of 2003, TCF utilized some of the proceeds of the securities sales to prepay $150 million of FHLB advances with a weighted-average interest rate of 5.45%, maturing in 2004, to reduce future interest expense.

At June 30, 2003, TCF’s mortgage-backed securities portfolio had unrealized gains of $52.3 million.  Also, at June 30, 2003, TCF had $2 billion of long-term borrowings with a weighted-average interest rate of 5.51%, which will mature through the end of 2011.  See Note 6 of Notes to the Consolidated Financial Statements for further information.  TCF may, from time to time, sell mortgage-backed securities and restructure long-term borrowings.

TCF has identified up to $804 million of long-term borrowings maturing between May 2004 and February 2005 for possible prepayment during the second half of 2003.  If TCF had terminated these borrowings as of June 30, 2003, the estimated total prepayment cost would have been approximately $46 million pre-tax.  The significant factors impacting the prepayment costs are a) the remaining original term to maturity and b) the LIBOR-based swap interest rates for the remaining original term to maturity.  Assuming that the LIBOR-based swap interest rates remain at June 30, 2003 levels, the estimated total prepayment cost would decline by approximately $10 million per quarter due to the passage of time.  TCF has not decided the amount or timing of any potential prepayment of long-term borrowings, if any.  If TCF proceeds with possible prepayment of long-term borrowings, it will have a significant impact on interest expense and net interest income for the remainder of 2003 and 2004.  To the extent TCF decides to prepay some or all of the $804 million of long-term borrowings identified, it would be based upon the expectation that the prepayment cost incurred will be substantially offset by reduced interest expense over the remaining original term of the prepaid borrowings.

Consolidated Provision for Credit Losses

TCF provided $3.1 million and $5.8 million for credit losses in the second quarter and first six months of 2003, respectively, down from $4.7 million and $13.9 million for the same periods in 2002.  Net loan and lease charge-offs were $3.2 million and $5.1 million, or .16% (annualized) and ..13% (annualized) of average loans and leases, in the second quarter and first six months of 2003, respectively, down from $5 million and $13.7 million, or ..25% (annualized) and .34% (annualized) of average loans and leases for the same 2002 periods.  The decreases in the provision from 2002 reflect the decline in commercial real estate charge-offs for the second quarter and declines in commercial lending and leasing and equipment finance net charge-offs and non-accrual loans and leases for the first six months.  Commercial real estate net recoveries were $20 thousand and $18 thousand during the second quarter and first six months of 2003, respectively, compared with net charge-offs of $1.6 million and $2.1 million for the same periods in 2002.  Additionally, commercial lending net charge-offs were $697 thousand during the first six months of 2003 compared with $5.2 million for the same period in 2002.  Leasing and equipment finance net charge-offs were $3 million, or .57% (annualized), of related average loans and leases during the first six months of 2003, compared with $4.6 million, or .95% (annualized), of average loans and leases during the same period in 2002.  Non-accrual loans and leases were $39.6 million at June 30, 2003, down $3.8 million from June 30, 2002, primarily the result of declines in the commercial business, consumer and residential real estate categories of $4 million, $2.4 million and $1.7 million, respectively.  These declines were partially offset by increases of $2.2 million and $1.4 million in the commercial real estate and leasing and equipment finance categories, respectively.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting policy which involves a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The allowance for loan and lease losses totaled $77.7 million at June 30, 2003, compared with $77 million at December 31, 2002, and was 196% of non-accrual loans and leases compared with 176% at December 31, 2002.  See “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Excluding gains on sales of securities available for sale and branches and losses on termination of debt, non-interest income decreased $1 million, or 1%, to $101 million for the second quarter of 2003, compared with $102 million for the same period in 2002. On the same basis, non-interest income increased $757 thousand, or .4%, to $197.8 million for the first six months of 2003, compared with $197.1 million for the same period in 2002.  Significantly impacting consolidated non-interest income during the second quarter and first six months of 2003 was the increased impairment and high levels of amortization of mortgage servicing rights.

Fees and Service Charges

Fees and service charges increased $5.7 million, or 10%, to $62.8 million for the second quarter of 2003, compared with $57.1 million for the second quarter of 2002.  Fees and service charge revenues increased $12.6 million, or 12%, to $117.2 million for the first six months of 2003, compared with $104.7 million for the same period in 2002.  These increases primarily reflect the impact of the investment in new branch expansion and the increase in the number of retail checking accounts.  At June 30, 2003, TCF had 1,391,854 checking accounts, up 77,943, or 5.9%, from June 30, 2002.

Debit Card Revenue

Debit card revenue includes interchange fees on the TCF Express Card which were $14.8 million and $28 million, up 25.4% and 27.3%, in the second quarter and first six months of 2003, from $11.8 million and $22 million for the same periods in 2002.  The increases in these fees reflect an increase in the distribution of TCF Express Cards, and an increase in utilization.

As discussed in more detail in “PART II – OTHER INFORMATION, Item 1. Legal Proceedings,” class action lawsuits were brought by various retail merchants against VISA®, USA and MasterCard® challenging rules imposed by VISA and MasterCard governing the acceptance of debit and credit cards by merchants.  It was announced in late April and early May that MasterCard and VISA had agreed to settle the lawsuits.  Although TCF is not a party to the class action litigation against VISA and MasterCard, the outcome will have an impact on its operations.  TCF is the 11th largest issuer of VISA debit cards in the United States and debit card interchange fees constitute a significant source of revenues for the Company.  If the minimum reduction in interchange rates reported to be a part of the settlement had been effective during the first six months of 2003 and if there were no changes in transaction volumes despite the lower pricing, TCF’s debit card interchange revenues for the second quarter and first six months of 2003 would have been reduced by approximately $3.9 million and $7.3 million, respectively.  TCF is considering various strategies that could mitigate the impact of the reduction in debit card interchange rates primarily through increased debit card sales volumes.  In addition, the further adjustment of interchange rates beginning January 1, 2004 may result in additional changes to interchange rates that cannot be predicted at this time.  As a result, the magnitude of any financial consequences to TCF cannot be fully ascertained at this time.

VISA’s $2 billion settlement will have adverse financial consequences for VISA and potentially its members, including TCF.  Although the potential impact on TCF of the $2 billion settlement by VISA cannot be determined at this time, VISA recently announced that its board of directors has adopted a bylaw that requires the 100 largest VISA debit card issuers to pay a “settlement service fee” under certain circumstances.  If this bylaw can be legally enforced, debit card issuers that have reductions of more than 10% in VISA debit card sales volume from the “base year” ended September 30, 2002, would be required to pay a portion of VISA’s 10 annual $200 million settlement payments that are remaining at the time such reductions in debit card sales volumes occurred.  TCF’s VISA debit card sales volumes for the year ended September 20, 2002 totaled $2.7 billion and represented approximately 1.2% of total VISA debit card sales.  Therefore, if TCF’s annual debit card sales volumes fall below $2.4 billion, the required settlement service fee would be approximately $24.2 million in the first year after the settlement.  The amount of the settlement service fee declines over 10 years as VISA makes its settlement payments.  If TCF maintains its existing VISA debit card product and its VISA debit card sales volumes do not fall below $2.4 billion for any year ending September 30th, no settlement service fee would be due VISA.  However, there can be no assurance that changes in interchange rates, reduced customer or merchant acceptance of VISA debit cards, changes in technology, or other factors will not reduce TCF’s customer VISA debit card sales volumes and trigger a payment by TCF of a settlement service fee.

TCF has unsuccessfully moved to intervene in the class action litigation and has raised objections to VISA regarding the settlement service fee and other matters.

ATM Revenue

For the second quarter and first six months of 2003, ATM revenue was  $11.2 million and $21.7 million, respectively, down slightly from $11.7 million and $22.5 million for the same 2002 periods.  The declines in ATM revenue in the second quarter and first six months of 2003 were attributable to a decline in utilization of non-TCF machines by TCF customers as increased check card usage has reduced the need for cash by customers and declines in utilization of TCF’s machines by non-customers, as the number of alternative ATM machines has increased.  Additionally, as ATM site contracts are renewed, merchants have generally required a larger percentage of the fee charged to non-customers for use of TCF’s ATM’s.

The following table sets forth information about TCF’s ATM network and related cards:

	At or For the Three Months Ended June 30,		Change
(Dollars in thousands)	2003	2002	Amount	%

TCF Express Cards	1,463,214	1,334,075	129,139	9.7%
Other ATM Cards	143,220	148,642	(5,422)	(3.6)
Total EXPRESS TELLER® ATM cards outstanding	1,606,434	1,482,717	123,717	8.3

Number of EXPRESS TELLER® ATM’s	1,160	1,134	26	2.3

TCF Express Card
Percentage of customers with Express Cards who were active users for the quarter ended:	55.0%	53.3%

Average number of transactions per month on active Express Cards for:
the quarter ended	12.6	11.8	.8	6.8
the six months ended	12.2	11.5	.7	6.1

Sales volume for the quarter ended:
Off-line (Signature)	$877,359	$742,981	$134,378	18.1
On-line (PIN)	83,595	59,909	23,686	39.5
Total	$960,954	$802,890	$158,064	19.7

Percentage off-line	91.30%	92.54%

Transaction volume (000’s) for the quarter ended:
Off-line (Signature)	24,303	20,466	3,837	18.7
On-line (PIN)	2,316	1,677	639	38.1
Total	26,619	22,143	4,476	20.2

Percentage off-line	91.30%	92.43%

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $11.5 million and $25.1 million for the second quarter and first six months of 2003, respectively, compared with $11.8 million and $26.6 million for the same 2002 periods.  Leasing and equipment finance revenues fluctuate from quarter to quarter based on customer-driven factors not within the control of TCF.

Mortgage Banking Revenue

Mortgage banking revenue decreased $7.6 million, and was a negative $4.7 million in the second quarter of 2003, compared with revenue of $2.8 million for the same 2002 period.  For the first six months of 2003, mortgage-banking revenue decreased $11.6 million, and was a negative $5.2 million, compared with revenue of $6.5 million for the same 2002 period.  The decline in mortgage banking revenues during the second quarter and first six months of 2003 resulted from impairment of mortgage servicing rights of $14 million and $23.5 million, respectively, and higher amortization of servicing rights as TCF continued to experience strong refinance activity and record high prepayments in the servicing portfolio.  The increased amortization and impairment was partially offset by the increased loan production activity and the related increase in gains on sales of loans of $9.1 million and $17.6 million for the second quarter and first six months of 2003, respectively.  TCF’s mortgage banking operations funded $990.4 million and $1.7 billion in loans during the second quarter and first six months of 2003, respectively, up from $481.7 million and $1.1 billion, respectively, for the same 2002 periods.  The percentage of these loans that were refinances was 78% and 79% for the second quarter and first six months of 2003, respectively, compared with 46% and 58%, respectively, for the same periods in 2002.

The following table sets forth information about mortgage banking revenues:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2003	2002	$	%	2003	2002	$	%

Servicing income	$5,363	$4,845	$518	10.7%	$10,796	$9,491	$1,305	13.7%
Less mortgage servicing:
Amortization	8,345	4,757	3,588	75.4	16,146	8,682	7,464	86.0
Impairment	14,000	—	14,000	N.M.	23,500	—	23,500	N.M.
Subtotal	22,345	4,757	17,588	N.M.	39,646	8,682	30,964	N.M.
Net servicing income (loss)	(16,982)	88	(17,070)	N.M.	(28,850)	809	(29,659)	N.M.
Gains on sales of loans	10,963	1,895	9,068	N.M.	21,589	4,039	17,550	N.M.
Other income	1,291	843	448	53.1	2,103	1,636	467	28.5
Total mortgage banking revenue	$(4,728)	$2,826	$(7,554)	N.M.	$(5,158)	$6,484	$(11,642)	N.M.

N.M. Not meaningful

The following table sets forth further information about mortgage banking:

(Dollars in thousands)	At June 30, 2003		At December 31, 2002		Change
					$		%

Third party servicing portfolio	$5,291,774		$5,576,066		$(284,292)		(5.1)%
Weighted average note rate	6.27%		6.64%		(37	) bps	N.A.

Mortgage applications in process	$978,768		$532,012		$446,756		84.0

Capitalized mortgage servicing rights, net	$41,379		$62,644		$(21,265)		(33.9)

Mortgage servicing rights as a percentage of servicing portfolio	.78%		1.12%		(34	) bps	N.A.

Average service fee (basis points)	32.3	bps	32.9	bps	(.6	) bps	N.A.

Mortgage servicing rights as a multiple of average service fee	2.4	X	3.4	X	(1.0	)X	N.A.

bps = basis points

N.A. Not applicable.

As noted above, mortgage banking revenues are impacted by the amount of amortization and impairment of mortgage servicing rights.  The capitalization, amortization and impairment of mortgage servicing rights are critical accounting policies for TCF and are subject to significant estimates.  These estimates are based upon loan types, note rates and prepayment assumptions for the overall portfolio.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights declines.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  During the second quarter of 2003, TCF recorded a $20 million permanent impairment on its capitalized mortgage servicing rights as a result of continued strong refinance activity and continued high prepayments in the servicing portfolio.  This permanent impairment was offset with the valuation allowance on the capitalized mortgage servicing rights.  See Note 5 of Notes to the Consolidated Financial Statements for additional information concerning TCF’s mortgage servicing rights.

A key component in determining the fair value of mortgage servicing rights is the projected cash flows of the underlying loan portfolio.  TCF uses projected cash flows and related prepayment assumptions based on management’s best estimate of the remaining life of the loans.  The range in prepayment assumptions at June 30, 2003 and December 31, 2002 reflects management’s assumption of higher initial prepayments in early periods that decline over time and level off to a constant prepayment speed.  In light of the continued decline in interest rates since December 31, 2002, TCF lowered the weighted-average discount rate used in the determination of the fair value of mortgage servicing rights at June 30, 2003.  The tables below summarize, by interest rate tranche, the range of prepayment speed assumptions and also include the weighted average remaining life of the loans by interest rate tranche.

(Dollars in thousands)	June 30, 2003
	Unpaid Balance	Prepayment Speed Assumption			Weighted Average Life (in Years)
		High	Low	Weighted Average
Interest Rate Tranche
0 to 6.00%	$2,320,869	44.2%	23.7%	26.0%	4.3
6.01 to 6.50%	1,012,206	69.4	37.2	42.3	2.4
6.51 to 7.00%	1,181,868	79.5	42.6	49.9	1.7
7.01% and higher	776,831	73.9	39.6	46.5	1.6
	$5,291,774	56.0	30.0	34.0	2.9

(Dollars in thousands)	December 31, 2002
	Unpaid Balance	Prepayment Speed Assumption			Weighted Average Life (in Years)
		High	Low	Weighted Average
Interest Rate Tranche
0 to 6.00%	$1,121,794			15.3%	6.5
6.01 to 6.50%	1,183,572	44.8	16.2	20.8	4.8
6.51 to 7.00%	1,944,477	57.8	20.9	26.8	3.5
7.01% and higher	1,326,223	61.3	22.1	28.4	3.1
	$5,576,066	48.9	17.7	22.7	4.3

At June 30, 2003, the sensitivity of the fair value of mortgage servicing rights to a hypothetical immediate 10% and 25% adverse change in prepayment speed and discount rate assumptions is as follows:

(Dollars in millions)	At June 30, 2003	At December 31, 2002
Fair value of mortgage servicing rights	$43.4	$62.6
Weighted-average life (in years)	2.9	4.3
Weighted-average prepayment speed assumption (annual rate)	34.0%	22.7%
Weighted-average discount rate	7.0%	8.0%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(2.8)	$(3.8)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(6.3)	$(8.4)
Impact on fair value of 10% adverse change in discount rate assumptions	$(.6)	$(1.5)
Impact on fair value of 25% adverse change in discount rate assumptions	$(1.5)	$(3.5)

These sensitivities are theoretical and should be used with caution.  As the figures indicate, changes in fair value based on a given variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in the above table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumptions.  In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in discount rates or market interest rates), which might either magnify or counteract the sensitivities.  As reflected above, a significant increase in future prepayment speeds can have a significant impact on the impairment of the mortgage servicing rights asset.  TCF does not use derivatives to hedge its mortgage servicing rights asset.

Other Non-Interest Income

Other non-interest income consists of gains on sales of securities available for sale, losses on termination of debt and gains on sales of branches.

As mentioned previously, gains on sales of securities available for sale of $11.7 million were recognized on the sale of $289.2 million of mortgage-backed securities during the second quarter of 2003.  There we no sales of securities available for sale in the second quarter of 2002.  Gains on sales of securities available for sale of $32.8 million and $6 million, were recognized on the sales of $816.5 million and $264.5 million in mortgage-backed securities in the first six months of 2003 and 2002, respectively.  In addition, and in conjunction with these securities sales during the first six months of 2003, in the first quarter of 2003, TCF prepaid $150 million of higher cost FHLB advances and recorded losses on termination of debt of $6.6 million. The prepayment of higher cost FHLB advances reduces future interest expense.  There were no similar prepayments of debt during the same period in 2002.

During the first quarter of 2002, TCF recognized a gain of $2 million on the sale of one Michigan branch with $17.1 million in deposits.  No branch sales occurred during the first six months of 2003.  TCF periodically sells branches that it considers underperforming or have limited growth potential and branches may also be subject to involuntary closure under certain circumstances, such as the termination of a license agreement by one of the supermarket chains in which TCF operates branches.

Consolidated Non-Interest Expense

Non-interest expense totaled $136.7 million for the second quarter 2003, up 3.5% from $132.1 million for the same 2002 period.  For the first six months of 2003, non-interest expense totaled $275.5 million, up 4.5% from $263.6 million for the same 2002 period.  Compensation and employee benefits expense totaled $73.8 million and $150.4 million for the 2003 second quarter and first six months, respectively, compared with $72.9 million and $145.2 million for the comparable periods in 2002.  Occupancy and equipment expense was $21.5 million and $43.1 million for the second quarter and first six months of 2003, respectively, up $1 million and $2.3 million, respectively, from the same 2002 periods.  Advertising and promotions totaled $6.4 million and $12.8 million, up 11% and 14.9% for the 2003 second quarter and first six months, respectively, from $5.8 million and $11.1 million for the same 2002 periods.  Other non-interest expense totaled $35 million and $69.2 million for the second quarter and first six months of 2003, respectively, reflecting an increase of 6.2% and 4.1% from $32.9 million and $66.4 million for the same 2002 periods.  Higher levels of mortgage banking production and prepayment activity contributed to the increases in compensation and employee benefits expense and other non-interest expense for both the quarter and first six months of 2003.  The costs associated with TCF’s de novo expansion, 23 branches opened since June 30, 2002, also contributed to the increases in compensation and employee benefits, occupancy and equipment expense and other non-interest expense for both the quarter and first six months of 2003.  The increase in advertising and promotions expense is directly attributable to initiatives focused on the expansion and retention of TCF’s customer deposit base.  Deposit account losses (a component of other non-interest expense) totaled $4.2 million and $8 million, respectively, up from $3.8 million and down from $8.1 million for the same 2002 periods.

Income Taxes

TCF recorded income tax expense of $32.3 million and $64.5 million for the second quarter and first six months of 2003, respectively, or 34.89% of income before income tax expense, compared with $31.5 million and $62.2 million, or 35.23% and 35.25%, respectively, of income before income tax expense, for the comparable 2002 periods.  The lower effective tax rate in 2003 primarily reflects the effect of lower state income taxes, benefits from increased investments in affordable housing partnerships and the reduced effect of non-deductible expenses as a percentage of pre-tax net income.

TCF has Real Estate Investment Trusts (“REITs”) and related companies, that acquire, hold and manage mortgage assets and other authorized investments to generate income.  These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REITs must meet specific provisions of the Internal Revenue Code (“IRC”) to continue to qualify as a REIT.  Two specific provisions applicable to REITS are an income test and an asset test.  At least 75% of each REIT’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property.  Additionally, at least 75% of each REIT’s assets must be represented by real estate assets.  At June 30, 2003, TCF’s REITs met the applicable provisions of the IRC to qualify as REITs.  State laws may also impose limitations or restrictions on operations of these companies.  These laws are subject to change.  If these companies fail to meet any of the required provisions of Federal and state tax laws or if the state tax laws change, TCF’s effective tax rate would increase.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Investments

Total investments, which include interest-bearing deposits with banks, federal funds sold, FHLB stock, Federal Reserve Bank stock and other investments, were $123.1 million at June 30, 2003, down $30.6 million from December 31, 2002.  The decrease was the result of a $30.8 million decrease in FHLB stock.  TCF is required to invest in FHLB stock in proportion to its level of mortgage assets and the level of borrowings from the FHLB. The FHLB-Des Moines adopted a new capital plan for its member banks, effective July 1, 2003.  In connection with this new capital plan, $26.2 million of FHLB stock was redeemed by the FHLB-Des Moines, at cost, on July 1, 2003 at TCF’s request.

Securities Available for Sale

The Company purchased $818.3 million of mortgaged-backed securities during the first six months of 2003 to replace prepayments of residential real estate loans and mortgage-backed securities compared with $867.5 million during the same 2002 period.  As previously mentioned, the Company sold $289.2 million of mortgage-backed securities during the second quarter of 2003.  There were no sales of securities available for sale in the second quarter of 2002.  TCF sold $816.5 million and $264.5 million of mortgage-backed securities during the first six months of 2003 and 2002, respectively.  TCF may, from time to time, sell additional mortgage-backed securities, capture the gains before these securities prepay and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.  At June 30, 2003, the net unrealized gain on TCF’s mortgage-backed securities available for sale portfolio was $52.3 million.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

(Dollars in thousands)	At June 30, 2003	At December 31, 2002
			Change
			$	%
Consumer:
Home equity	$3,254,833	$2,955,644	$299,189	10.1%
Other secured	29,624	33,411	(3,787)	(11.3)
Unsecured	15,231	16,827	(1,596)	(9.5)
Total consumer	3,299,688	3,005,882	293,806	9.8
Commercial:
Commercial real estate:
Permanent	1,639,174	1,639,860	(686)	—
Construction and development	211,784	195,928	15,856	8.1
Total commercial real estate	1,850,958	1,835,788	15,170.8
Commercial business	475,299	440,074	35,225	8.0
Total commercial	2,326,257	2,275,862	50,395	2.2
Leasing and equipment finance:
Equipment finance loans	301,734	289,558	12,176	4.2
Lease financings:
Direct financing leases	784,163	758,169	25,994	3.4
Sales-type leases	27,295	30,346	(3,051)	(10.1)
Lease residuals	35,387	35,375	12	—
Unearned income and deferred lease costs	(91,500)	(95,927)	4,427	4.6
Investment in leveraged leases	22,145	21,519	626	2.9
Total lease financings	777,490	749,482	28,008	3.7
Total leasing and equipment finance	1,079,224	1,039,040	40,184	3.9
Total consumer, commercial and leasing and equipment finance	6,705,169	6,320,784	384,385	6.1
Residential real estate	1,393,183	1,800,344	(407,161)	(22.6)
Total loans and leases	$8,098,352	$8,121,128	$(22,776)	(.3)

The following table sets forth information about loans and leases by state, excluding loans held for sale:

(Dollars in thousands)	At June 30, 2003
	Consumer	Commercial	Leasing and Equipment Finance	Residential Real Estate	Total
Minnesota	$1,262,610	$684,455	$67,286	$627,021	$2,641,372
Michigan	598,449	733,482	83,996	376,698	1,792,625
Illinois	862,775	353,843	37,610	308,176	1,562,404
Wisconsin	358,401	317,433	29,834	36,777	742,445
Colorado	160,361	570	25,113	1,322	187,366
California	314	36,924	117,255	—	154,493
Ohio	7,578	20,705	40,560	10,645	79,488
Florida	13,238	8,902	52,989	761	75,890
Texas	641	1,384	64,594	1,955	68,574
Other	35,321	168,559	559,987	29,828	793,695
Total	$3,299,688	$2,326,257	$1,079,224	$1,393,183	$8,098,352

Approximately 70% of the home equity loan portfolio at June 30, 2003 consisted of closed-end loans, compared with 69% at December 31, 2002.  In addition, 60% of this portfolio at June 30, 2003 carries a variable interest rate, compared with 62% at December 31, 2002.  As of June 30, 2003, $1.4 billion of the variable rate consumer loans were at their interest rate floors.  These loans will remain at their interest rate floor until interest rates rise above the floor rate.  An increase in the TCF base rate of 100 basis points would result in the repricing of $991 million of variable rate consumer loans currently at their floor rate.  A 200 basis point increase in the TCF base rate would result in a total of $1.2 billion of these loans repricing at interest rates above their current floor rate.  At June 30, 2003, the weighted average loan-to-value ratio for the home equity portfolio was 73%, compared with 72% at December 31, 2002.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At June 30, 2003			At December 31, 2002
	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance
Loan-to-Value Ratios (1):
Over 100% (2)	$45,588	1.4%	1.87%	$53,916	1.8%	2.17%
Over 90% to 100%	361,094	11.1	.87	384,988	13.0	.80
Over 80% to 90%	1,174,575	36.1	.48	1,028,207	34.8	.62
80% or less	1,673,576	51.4	.75	1,488,533	50.4	.52
Total	$3,254,833	100.0%	.68	$2,955,644	100.0%	.62

(1)

Loan-to-value is based on the loan amount (current outstanding balance on closed-end loans and the total commitment on lines of credit) plus deferred loan origination costs net of fees and refundable insurance premiums, if any, plus the amount of senior liens, if any.  Property values represent the most recent market value or property tax assessment value known to TCF.

(2)	Amount reflects the total outstanding loan balance. The portion of the loan balance in excess of 100% of the property value is substantially less than the amount included above.

The following tables summarize TCF’s commercial real estate loan portfolio by property type:

	At June 30, 2003			At December 31, 2002
(Dollars in thousands)	Permanent	Construction and Development	Total	Permanent	Construction and Development	Total
Apartments	$483,132	$4,368	$487,500	$479,703	$5,052	$484,755
Office buildings	353,657	15,375	369,032	356,814	11,588	368,402
Retail services	285,890	32,356	318,246	279,587	23,149	302,736
Warehouse/ industrial buildings	182,694	3,170	185,864	184,073	1,456	185,529
Hotel and motels	103,272	44,717	147,989	107,905	41,118	149,023
Health cares facilities	36,404	14,755	51,159	36,250	11,220	47,470
Other	194,125	97,043	291,168	195,528	102,345	297,873
Total	$1,639,174	$211,784	$1,850,958	$1,639,860	$195,928	$1,835,788

	At June 30, 2003		At December 31, 2002
(Dollars in thousands)	Balance	Over 30-Day Delinquency as a Percentage of Balance	Balance	Over 30-Day Delinquency as a Percentage of Balance
Apartments	$487,500.02%		$484,755.07%
Office buildings	369,032	—	368,402.44
Retail services	318,246	—	302,736.02
Warehouse/industrial buildings	185,864	—	185,529	2.61
Hotel and motels	147,989	—	149,023	—
Health care facilities	51,159	—	47,470	—
Other	291,168	—	297,873	—
Total	$1,850,958.01		$1,835,788.37

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets.  With a focus on secured lending, at June 30, 2003, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or underlying business assets.  At June 30, 2003 and December 31, 2002, the construction and development portfolio had no loans over 30-days delinquent.  At June 30, 2003, approximately 90% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.  As of June 30, 2003, $367.7 million of variable rate commercial loans were at their interest rate floors.  These loans will remain at their interest rate floor until interest rates rise above the floor rates.  An increase in the associated base rates of 100 basis points would result in the repricing of $286 million of variable rate commercial loans currently at their floor rates.  A 200 basis point increase in interest rates would result in a total of $361 million of these loans repricing at interest rates above their current floor rates.

The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type:

(Dollars in thousands)	At June 30, 2003			At December 31, 2002
	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance

Marketing Segment
Middle market (1)	$460,105	42.6%	.90%	$363,568	35.0%	1.26%
Winthrop (2)	245,104	22.7	—	266,709	25.7	—
Wholesale (3)	158,462	14.7	.15	181,038	17.4	.42
Small ticket (4)	115,325	10.7	.75	105,489	10.1	.41
Leveraged leases	22,145	2.1	—	21,519	2.1	—
Subtotal	1,001,141	92.8	.52	938,323	90.3	.61
Truck and trailer (5)	78,083	7.2	9.58	100,717	9.7	4.72
Total	$1,079,224	100.0%	1.14	$1,039,040	100.0%	1.00

(1)	Middle market consists primarily of loan and lease financing of construction and manufacturing equipment and specialty vehicles.
(2)	Winthrop’s portfolio consists primarily of technology and data processing equipment.
(3)	Wholesale includes the discounting and purchasing of lease receivables sourced by third party lessors.
(4)

Small ticket includes loan and lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors and franchise organizations.  Individual contracts generally range from $25 thousand to $250 thousand.

(5)

TCF discontinued originations in the truck and trailer marketing segment during 2001.  TCF will continue to provide financing on trucks and trailers to customers in the middle market segment for use in their businesses which are unrelated to the over-the-road trucking industry.  See the portfolio summary by equipment type below for TCF’s total financing of trucks and trailers.

(Dollars in thousands)	At June 30, 2003		At December 31, 2002
	Balance	Percent of Total	Balance	Percent of Total
Equipment Type
Technology and data processing	$267,452	24.8%	$291,091	28.0%
Manufacturing	168,884	15.6	140,014	13.5
Specialty vehicle	167,491	15.5	149,997	14.4
Construction	114,645	10.6	87,857	8.5
Trucks and trailers	98,967	9.2	113,587	10.9
Furniture and fixtures	58,808	5.5	62,153	6.0
Printing	36,723	3.4	31,181	3.0
Medical	29,197	2.7	23,378	2.2
Material handling	27,004	2.5	24,749	2.4
Aircraft	23,761	2.2	23,420	2.3
Other	86,292	8.0	91,613	8.8
Total	$1,079,224	100.0%	$1,039,040	100.0%

The leasing and equipment finance portfolio tables above include lease residuals.  Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction.  At June 30, 2003, lease residuals, excluding leveraged lease residuals, totaled $35.4 million, unchanged from December 31, 2002.  The lease residuals on leveraged leases are included in investments in leveraged leases and totaled $18.7 million at June 30, 2003, unchanged from December 31, 2002.  Lease residual values are initially determined at the inception of the lease and reviewed on an ongoing basis and any downward revisions are recorded in the periods in which they become known.

Included in the investment in leveraged leases, at June 30, 2003, is $19.3 million for a 100% equity interest in a Boeing 767-300 aircraft on lease to Delta Airlines in the United States.  The lessee is current on the lease payments and the lease expires in 2010.  This lease represents TCF’s only material direct exposure to the commercial airline industry. Total loan and lease originations for TCF’s leasing businesses were $269.4 million for the first six months of 2003, compared with $252.3 million for the same 2002 period.  The backlog of approved transactions increased to $154.1 million at June 30, 2003, from $140.8 million at December 31, 2002.  TCF’s expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.  TCF Leasing has originated most of its portfolio during recent periods, and consequently the performance of this portfolio may not be reflective of future results and credit quality.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves estimates and management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $77.7 million appropriate to cover losses inherent in the loan and lease portfolios as of June 30, 2003.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are greater in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

The following table sets forth information detailing the allowance for loan and lease losses and selected statistics:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2003		2002		2003		2002
Balance at beginning of period	$77,813		$75,456		$77,008		$75,028
Charge-offs	(4,018)		(6,075)		(6,750)		(15,957)
Recoveries	774		1,087		1,601		2,243
Net charge-offs	(3,244)		(4,988)		(5,149)		(13,714)
Provision charged to operations	3,127		4,714		5,837		13,868
Balance at end of period	$77,696		$75,182		$77,696		$75,182

Ratio of annualized net loan and lease charge-offs to average loans and leases outstanding	.16%		.25%		.13%		.34%
Period end allowance as a percentage of total loans and leases	.96%		.92%		.96%		.92%
Period end allowance as a percentage of loans and leases excluding residential real estate loans	1.14%		1.25%		1.14%		1.25%
Period end allowance as a multiple of annualized net charge-offs	6.0	X	3.8	X	7.5	X	2.7	X

The allocation of TCF’s allowance for loan and lease losses, including general and specific loss allocations, is as follows:

	At or For the Six Months Ended June 30, 2003			At or For the Year Ended December 31, 2002
(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio
Consumer	$9,139	$3,299,688.28%		$8,532	$3,005,882.28%
Commercial real estate	24,861	1,850,958	1.34	22,176	1,835,788	1.21
Commercial business	12,437	475,299	2.62	15,910	440,074	3.62
Leasing and
equipment finance	13,988	1,079,224	1.30	12,881	1,039,040	1.24
Unallocated	16,139	—	N.A.	16,139	—	N.A.
Subtotal	76,564	6,705,169	1.14	75,638	6,320,784	1.20
Residential real estate	1,132	1,393,183.08		1,370	1,800,344.08
Total	$77,696	$8,098,352.96		$77,008	$8,121,128.95

N.A.  Not applicable.

The allocated allowance balances for TCF’s residential and consumer loan portfolios, at June 30, 2003, reflect the Company’s credit quality and related low level of net loan charge-offs for these portfolios.  The allocated allowances for the loan and lease portfolios do not reflect any significant changes in estimation methods or assumptions.

Net loan and lease charge-offs were $3.2 million and $5.1 million, or .16% (annualized) and .13% (annualized), of average loans and leases outstanding in the second quarter and first six months of 2003, respectively, down from $5 million and $13.7 million, or .25% (annualized) and .34% (annualized), of average loans and leases for the same periods of 2002 and up from $1.9 million, or .09% (annualized), of average loans and leases for the first quarter of 2003.  The decline in net charge-offs during the second quarter of 2003 from the same 2002 period is the result of a reduction in commercial real estate charge-offs.  For the first six months of 2003, the decline in net charge-offs over the same period in 2002 is the result of lower charge-offs in the commercial business and leasing and equipment finance portfolios.

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended				Six Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003		June 30, 2002
(Dollars in thousands)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)
Consumer	$457.06%		$938.14%		$1,502.10%		$1,853.14%
Commercial real estate	(20)	—	1,630.38		(18)	—	2,069.24
Commercial business	781.67		195.18		697.31		5,191	2.37
Leasing and equipment finance:
Middle market	878.81		298.46		1,252.66		445.40
Winthrop	5.01		43.06		73.06		62.04
Wholesale	126.31		671	1.39	313.37		962.98
Small ticket	538	2.00	183.84		699	1.31	576	1.32
Leveraged leases	—	—	—	—	—	—	—	—
Subtotal	1,547.63		1,195.56		2,337.49		2,045.49
Truck and trailer	477	2.28	1,034	3.23	658	1.40	2,562	3.48
Total leasing and equipment finance	2,024.76		2,229.90		2,995.57		4,607.95
Subtotal	3,242.20		4,992.35		5,176.16		13,720.48
Residential real estate	2	—	(4)	—	(27)	—	(6)	—
Total	$3,244.16		$4,988.25		$5,149.13		$13,714.34

(1) Annualized.

Non-Performing Assets

Non-performing assets, consisting of non-accrual loans and leases and other real estate owned totaled $64.4 million, or .80% of net loans and leases, at June 30, 2003, compared with $70.2 million, or .87% of net loans and leases, at December 31, 2002.  Approximately 55% of non-performing assets at June 30, 2003 consisted of, or were secured by, residential real estate.  Non-performing assets are summarized in the following table:

(Dollars in thousands)	At June 30, 2003	At December 31, 2002	$ Change
Non-accrual loans and leases:
Consumer	$12,415	$11,163	$1,252
Commercial real estate	2,945	3,213	(268)
Commercial business	3,390	4,777	(1,387)
Leasing and equipment finance, net	15,075	17,127	(2,052)
Residential real estate	5,028	5,798	(770)
Total non-accrual loans and leases, net	38,853	42,078	(3,225)
Non-recourse discounted lease rentals	699	1,562	(863)
Total non-accrual loans and leases, gross	39,552	43,640	(4,088)
Other real estate owned:
Residential real estate	17,889	16,479	1,410
Commercial real estate	6,919	10,093	(3,174)
Total other real estate owned	24,808	26,572	(1,764)
Total non-performing assets, gross	$64,360	$70,212	$(5,852)
Total non-performing assets, net	$63,661	$68,650	$(4,989)
Gross non-performing assets as a percentage of net loans and leases	.80%	.87%
Gross non-performing assets as a percentage of total assets	.55%	.58%

Included in non-performing assets are loans that are considered impaired. The recorded investment in impaired loans was $10.1 million at June 30, 2003, down from $12.1 million at December 31, 2002.  The related allowance for loan losses was $4.4 million at June 30, 2003, compared with $5.5 million at December 31, 2002.  All of the impaired loans were on non-accrual status.  There were no impaired loans at June 30, 2003 or December 31, 2002 which did not have a related allowance for loan losses.  The average recorded investment in impaired loans during the three months ended June 30, 2003 was $10.7 million, compared with $12.9 million during the three months ended December 31, 2002.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined using the contractual method.

	At June 30, 2003		At December 31, 2002
(Dollars in thousands)	Principal Balances	Percentage of Loans and Leases	Principal Balances	Percentage of Loans and Leases
Accruing loans and leases delinquent for:
30-59 days		$27,847.34%		$24,683.31%
60-89 days	11,000.14		16,557.20
90 days or more	6,542.08		5,084.06
Total		$45,389.56%		$46,324.57%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type:

	At June 30, 2003		At December 31, 2002
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Consumer	$22,827.69%		$19,067.64%
Commercial real estate	102.01		6,835.37
Commercial business	133.03		555.13
Leasing and equipment finance	12,123	1.14	10,159	1.00
Residential real estate	10,204.74		9,708.54
Total	$45,389.56		$46,324.57

TCF’s over 30-day delinquency on total commercial real estate decreased to .01% at June 30, 2003 from .37% at December 31, 2002.  The decrease in delinquencies in the commercial real estate portfolio was primarily due to one customer who brought their loans current in the first quarter of 2003.  The increase in delinquencies in the leasing and equipment finance portfolio during the first six months of 2003 was primarily in the discontinued truck and trailer marketing segment.

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $70.6 million of loans and leases at June 30, 2003, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $83.4 million at December 31, 2002.  These loans and leases are less than 90 days past due, were classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows:

			Change
(Dollars in thousands)	At June 30, 2003	At December 31, 2002	$	%

Consumer	$4,500	$4,500	$—	—%
Commercial real estate	23,216	30,132	(6,916)	(23.0)
Commercial business	20,412	33,408	(12,996)	(38.9)
Leasing and equipment finance	22,481	15,314	7,167	46.8
Total	$70,609	$83,354	$(12,745)	(15.3)

At June 30, 2003, commercial business potential problem loans were down $13 million from December 31, 2002 primarily due to paydowns received.  Leasing and equipment finance potential problem loans and leases include leases of $1.4 million and $1.8 million funded on a non-recourse basis at June 30, 2003 and December 31, 2002, respectively.  Leasing and equipment finance potential problem loans increased $7.2 million due primarily to the addition of four accounts, none of which were over 30-days delinquent at June 30, 2003.

Deposits

Checking, savings and money market deposits are an important source of low cost funds and fee income for TCF.  Deposits totaled $8 billion at June 30, 2003, up $269.7 million from December 31, 2002.  Lower interest-cost checking, savings and money market deposits totaled $6.2 billion, up $443.2 million from December 31, 2002, and comprised 78.1% of total deposits at June 30, 2003, compared with 75.1% of total deposits at December 31, 2002.  Average annualized fee revenue per retail checking account for the first six months ended June 30, 2003 was $237, compared with $206 for the comparable period ended June 30, 2002.  Higher interest-cost certificates of deposit decreased $173.5 million from December 31, 2002, as other lower-cost funding sources were available to TCF.  TCF’s weighted-average rate for deposits, including non-interest-bearing deposits, was .67% at June 30, 2003, down from 1.02% at December 31, 2002.

Supermarket Banking

At June 30, 2003, TCF had 240 supermarket branches, up from 238 such branches a year ago.  Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth in both deposit and lending products.  Additional information regarding TCF’s supermarket branches is displayed in the table below:

	At or For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2003	2002			% Change
Number of branches	240	238	2.8%
Number of deposit accounts	844,103	793,471	50,632		6.4
Deposits:
Checking	$794,104	$685,934	$108,170		15.8
Savings	488,173	434,571	53,602		12.3
Money market	107,794	119,997	(12,203)		(10.2)
Subtotal	1,390,071	1,240,502	149,569		12.1
Certificates	204,034	246,934	(42,900)		(17.4)
Total deposits	$1,594,105	$1,487,436	$106,669		7.2
Average rate on deposits	.56%	1.22%	(66	) bps	N.A.
Total fees and other revenue (quarter ended)	$44,937	$41,261	$3,676		8.9
Total fees and other revenue (year-to-date)	$83,364	$74,579	$8,785		11.8
Consumer loans outstanding	$408,732	$340,915	$67,817		19.9

bps = basis points

N.A.  Not applicable.

Borrowings

Borrowings totaled $2.5 billion at June 30, 2003, down $604.3 million from year-end 2002.  The decrease was primarily due to the increase in deposits and decrease in residential real estate loans and mortgage-backed securities which reduces TCF’s reliance on borrowings, coupled with the previously mentioned prepayment of $150 million of higher cost FHLB advances maturing in 2004.  Included in long-term borrowings at June 30, 2003, are $778.5 million of fixed-rate FHLB advances and reverse repurchase agreements with other financial institutions which are callable by the counterparty at par on certain anniversary dates and, for most, quarterly thereafter until maturity.  If called, replacement funding will be provided by the counterparties at the then-prevailing short-term market rate of interest for the remaining term-to-maturity of the advances and reverse repurchase agreements, subject to standard terms and conditions.  The weighted-average rate on borrowings increased to 4.57% at June 30, 2003, from 4.43% at December 31, 2002.  TCF Financial Corporation has a $105 million bank line of credit agreement maturing in April 2004, which is unsecured and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  At June 30, 2003, TCF had $24 million outstanding on this bank line of credit, which was included in short-term borrowings.  See Note 6 of Notes to Consolidated Financial Statements for additional information concerning TCF’s long-term borrowings.

Contractual Obligations And Commercial Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At June 30, 2003, the aggregate contractual obligations (excluding bank deposits) and commercial commitments are as follows:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Total borrowings	$2,506,039	$702,324	$1,380,771	$416	$422,528
Annual rental commitments under non-cancelable operating leases	141,329	20,337	50,984	20,095	49,913
	$2,647,368	$722,661	$1,431,755	$20,511	$472,441

(Dollars in thousands)	Amount of Commitment - Expiration by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments
Commitments to lend:
Consumer	$1,272,588	$22,464	$21,142	$16,993	$1,211,989
Commercial	562,051	380,770	169,589	6,896	4,796
Leasing and equipment finance	60,173	60,173	—	—	—
Other	13,024	13,024	—	—	—
Total commitments to lend	1,907,836	476,431	190,731	23,889	1,216,785
Loans serviced with recourse	145,971	3,769	8,110	7,332	126,760
Standby letters of credit	22,555	18,899	3,171	485	—
	$2,076,362	$499,099	$202,012	$31,706	$1,343,545

Commitments to lend are agreements to lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Collateral predominantly consists of residential and commercial real estate.

Loans serviced with recourse represent a contingent guarantee based upon the failure to perform by another party.  These loans consist of $139.7 million of Veterans Administration (“VA”) loans and $6.3 million of loans sold with recourse to the Federal National Mortgage Association (“FNMA”).  As is typical of a servicer of VA loans, TCF must cover any principal loss in excess of the VA’s guarantee if the VA elects its “no-bid” option upon the foreclosure of a loan.  TCF has established a liability of $100 thousand relating to the VA “no-bid” exposure on VA loans serviced with partial recourse at June 30, 2003 which was recorded in other liabilities.  No claims have been made under the “no-bid” option during 2003 or 2002.  Loans sold with recourse to FNMA represent residential real estate loans sold to FNMA prior to 1982.  TCF no longer sells loans on a recourse basis, and thus has limited the amount of loans subject to this contingent guarantee.  The contingent guarantee related to both types of recourse remains in effect for the duration of the loans and thus expires in various years through the year 2033.  All loans sold with recourse are collateralized by residential real estate.  Since conditions under which TCF would be required either to cover any principal loss in excess of the VA’s guarantee or repurchase the loan sold to FNMA may not materialize, the actual cash requirements are expected to be less than the amount provided in the table above.

Standby letters of credit are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party.  The standby letters of credit expire in various years through the year 2008.  Since the conditions under which TCF is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.  Collateral held on standby letters of credit primarily consists of commercial real estate mortgages.

Stockholders’ Equity

Stockholders’ equity at June 30, 2003 was $952.1 million, or 8.1% of total assets, down from $977 million, or 8% of total assets, at December 31, 2002.  TCF repurchased 2.3 million shares of its common stock during the first six months of 2003 at an average cost of $40.13 per share.  At June 30, 2003, TCF had 1.3 million shares remaining in its stock repurchase program authorized by its Board of Directors.  On July 21, 2003, TCF’s Board of Directors authorized the repurchase of up to an additional 5% of TCF’s common stock, or 3.6 million shares.  Since January 1, 1998, the Company has repurchased 24 million shares of its common stock at an average cost of $32.52 per share.  For the first six months of 2003, average total equity to average assets was 8.08% compared with 7.91% for the year ended December 31, 2002.  On July 21, 2003, TCF declared a regular quarterly dividend of 32.5 cents per common share, payable on August 29, 2003 to shareholders of record as of August 1, 2003.  TCF does not have any trust preferred securities or other quasi-equity instruments.

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

Although the measure is subject to a number of assumptions and is only one of a number of measurements, management believes that the interest rate gap (difference between interest-earning assets and interest-bearing liabilities repricing within a given period) is an important indication of TCF’s exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment.  While the interest rate gap measurement has some limitations, which include no assumptions regarding future asset or liability production and the possibility of a static interest rate environment which can result in large quarterly changes due to changes of the above items, interest rate gap represents the net asset or liability sensitivity at a point in time.  In addition to the interest rate gap analysis, management also utilizes a simulation model to measure and manage TCF’s interest rate risk, relative to a base case scenario.

TCF’s one-year interest rate gap was a positive $1.1 billion, or 9% of total assets, at June 30, 2003, unchanged from December 31, 2002.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing.  The positive one-year interest rate gap is largely the result of the current low interest rate environment in which TCF and the banking industry as a whole are experiencing record high levels of prepayments of higher-yielding mortgage-backed securities, residential real estate loans and fixed-rate consumer and commercial real estate loans.  Also impacting the one-year interest rate gap is significant current customer demand for variable-rate consumer and commercial loan products, in addition to the growth in deposits, which reduces TCF’s reliance on variable-rate borrowings.

TCF’s balance sheet is generally positioned to benefit from rising interest rates due to a positive interest rate gap position.  TCF would also likely benefit from an increase in interest rates as this might signify that economic conditions are improving.  The favorable impact of an increase in interest rates on net interest income would be partially diminished by the fact that at June 30, 2003, $1.4 billion of variable rate consumer loans and $367.7 million of variable rate commercial loans were at their interest rate floors.  These loans will remain at their interest rate floors until interest rates rise above the floor rates.  An increase in the TCF base rate of 100 basis points would result in the repricing of $991 million of variable rate consumer loans and $286 million of variable rate commercial loans currently at their floor rates.  A 200 basis point increase in the TCF base rate would result in a total of $1.2 billion and $361 million, respectively, of these loans repricing at interest rates above their current floor rates.  Additionally, increases in interest rates could have an adverse impact on TCF’s checking account balances, if customers transfer some of these funds to higher interest rate deposit products or other investments.  An increase in interest rates would affect TCF’s fixed-rate/variable-rate product origination mix and origination volumes and would likely slow prepayments.

While this positive interest rate gap may compress net interest income in the short-term, TCF believes this positive interest rate gap to be warranted because current rates are well below historical averages, and consequently, there is a greater possibility over time of higher interest rates versus lower interest rates.  However, if interest rates remain stable or decrease, TCF could continue to experience an increase in prepayments of residential loans, mortgage-backed securities and fixed-rate consumer and commercial real estate loans and will experience further compression of its net interest income.

The one-year interest rate gap could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, a general rise or decline in interest rates, and the possibility that TCF’s counterparties will exercise their option to call certain of TCF’s longer-term callable borrowings.  Decisions by management to purchase or sell assets or to retire debt could change the maturity/repricing and spread relationships.  In addition, TCF’s interest-rate risk may increase during periods of rising interest rates due to slower prepayments on loans and mortgage-backed securities.

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

The provisions of FIN No. 46 are applicable to variable interests in VIEs created after January 31, 2003.  Variable interests in VIEs created before February 1, 2003, are subject to the provisions of FIN No. 46 no later than July 1, 2003.  The Company has not created or obtained a variable interest in any VIEs since January 31, 2003.

TCF has invested in affordable housing limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects.  These investments generate tax credits and tax savings from tax deductible losses.  TCF may also receive other benefits depending on the provisions of the partnership agreements.  Two of TCF’s investments in affordable housing partnerships which were made in May and October 2001 are considered VIEs, but are not required to be consolidated.  As of June 30, 2003, the carrying amount of these two investments was $25.2 million recorded in other assets.  This amount included $7.6 million of unconditional unfunded equity contributions which are recorded in other liabilities.  TCF has no conditional funding obligations related to these two investments.  Thus the maximum exposure to loss is $25.2 million at June 30, 2003, however, the general partner of these limited partnerships provides various guarantees to TCF including guaranteed minimum returns.  These guarantees are backed by a AAA credit-rated company and significantly limit any risk of loss.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement is generally effective for contracts entered into or modified and hedging relationships designated after June 30, 2003.  TCF expects there to be no significant impact on TCF’s financial statements as a result of the adoption of this Statement.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity.  It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  There was no significant impact on TCF’s financial statements upon adoption of this Statement.

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

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“the Act”) was signed into law by the President of the United States.  The Act provides for sweeping changes dealing with corporate governance, accounting practices and disclosure requirements for public companies, and also for their directors and officers.  Section 302 of the Act, entitled “Corporate Responsibility for Financial Reports,” required the SEC to adopt rules to implement certain requirements noted in the Act and it did so effective August 29, 2002.  The new rules require a company’s chief executive and chief financial officers to certify the financial and other information included in the company’s quarterly and annual reports.  The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation.  These certifications called for under Section 302 of the Act are filed as an exhibit to this report.  See “Controls and Procedures” for TCF’s evaluation of disclosure controls and procedures.  TCF is also furnishing as an exhibit to this report certificates called for under Section 906 of the Act.

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

Forward-Looking Information

This report and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; ability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; the risk that TCF could be unable to effectively manage the volatility of its mortgage banking business, which could adversely affect earnings; results of litigation, including reductions in debit card revenues resulting from settlement of litigation brought by Wal-Mart and other retail merchants against VISA®, USA, or other significant uncertainties. Investors should consult TCF’s Annual Report to Shareholders and periodic reports on Forms 10-Q, 10-K and 8-K for additional important information about the Company.

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer and its Controller and Assistant Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2003, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the second quarter of 2003.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per-share data)	At June 30, 2003	At March 31, 2003	At Dec. 31, 2002	At Sept. 30, 2002	At June 30, 2002	At March 31, 2002

SELECTED FINANCIAL CONDITION DATA:
Securities available for sale	$1,980,830	$2,442,724	$2,426,794	$2,252,786	$1,965,664	$1,556,798
Residential real estate loans	1,393,183	1,568,430	1,800,344	1,975,481	2,249,365	2,458,431
Subtotal	3,374,013	4,011,154	4,227,138	4,228,267	4,215,029	4,015,229
Other loans and leases	6,705,169	6,485,179	6,320,784	6,106,818	5,879,607	5,693,330
Total assets	11,807,764	12,127,272	12,202,069	11,970,331	11,527,351	11,170,583
Deposits	7,979,737	7,965,338	7,709,988	7,660,497	7,556,626	7,293,972
Borrowings	2,506,039	2,767,890	3,110,295	2,955,295	2,702,133	2,610,712
Stockholders’ equity	952,069	971,413	977,020	950,290	920,088	921,847

	Three Months Ended
	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002

SELECTED OPERATIONS DATA:
Interest income	$164,004	$172,114	$182,352	$182,406	$184,234	$184,371
Interest expense	44,240	49,702	55,729	58,637	59,925	59,847
Net interest income	119,764	122,412	126,623	123,769	124,309	124,524
Provision for credit losses	3,127	2,710	4,067	4,071	4,714	9,154
Net interest income after provision for credit losses	116,637	119,702	122,556	119,698	119,595	115,370
Non-interest income:
Fees and other revenues	101,003	96,835	106,346	102,837	102,032	95,049
Gains on sales of securities available for sale	11,695	21,137	2,830	2,662	—	6,044
Gains (losses) on termination of debt	—	(6,576)	—	—	—	—
Gains on sales of branches	—	—	—	—	—	1,962
Total non-interest income	112,698	111,396	109,176	105,499	102,032	103,055
Non-interest expense	136,733	138,750	141,251	134,485	132,130	131,422
Income before income tax expense	92,602	92,348	90,481	90,712	89,497	87,003
Income tax expense	32,311	32,221	30,705	31,845	31,526	30,686
Net income	$60,291	$60,127	$59,776	$58,867	$57,971	$56,317

Per common share:
Basic earnings	$.85	$.83	$.83	$.81	$.78	$.75
Diluted earnings	$.85	$.83	$.82	$.80	$.78	$.75
Dividends declared	$.325	$.325	$.2875	$.2875	$.2875	$.2875

FINANCIAL RATIOS:
Return on average assets (1)	2.04%	1.99%	1.97%	2.03%	2.04%	2.01%
Return on average common equity (1)	25.17	24.70	25.17	25.53	25.36	24.68
Average total equity to average assets	8.11	8.06	7.82	7.96	8.03	8.15
Net interest margin (1)	4.45	4.45	4.59	4.68	4.76	4.83

(1)  Annualized.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Supplementary Information (Continued)
Consolidated Average Balance Sheets, Interest and Dividends
Earned or Paid, and Related Interest Yields and Rates

	Six Months Ended June 30,
	2003			2002
(Dollars in thousands)	Average Balance	Interest (1)	Yields and Rates (2)	Average Balance	Interest (1)	Yields and Rates (2)
Assets:
Investments	$120,939	$2,582	4.27%	$155,015	$3,473	4.48%
Securities available for sale (3)	2,185,840	61,247	5.60	1,644,385	53,134	6.46
Loans held for sale	511,400	11,014	4.31	404,959	11,536	5.70
Loans and leases:
Consumer	3,125,941	104,874	6.71	2,574,235	102,001	7.92
Commercial real estate	1,848,090	55,919	6.05	1,706,741	58,551	6.86
Commercial business	453,104	9,856	4.35	437,602	11,651	5.32
Leasing and equipment finance	1,050,325	40,665	7.74	973,613	43,453	8.93
Subtotal	6,477,460	211,314	6.52	5,692,191	215,656	7.58
Residential real estate	1,582,809	49,961	6.31	2,473,813	84,806	6.86
Total loans and leases (4)	8,060,269	261,275	6.48	8,166,004	300,462	7.36
Total interest-earning assets	10,878,448	336,118	6.18	10,370,363	368,605	7.11
Other assets (5)	1,067,955			929,683
Total assets	$11,946,403			$11,300,046

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits	$2,170,132			$1,805,543
Interest-bearing deposits:
Checking	1,025,221	517.10		895,903	821.18
Savings	1,861,263	5,927.64		1,370,698	6,498.95
Money market	891,882	2,733.61		940,728	5,300	1.13
Subtotal	3,778,366	9,177.49		3,207,329	12,619.79
Certificates	1,863,092	24,812	2.66	2,197,845	37,205	3.39
Total interest-bearing deposits	5,641,458	33,989	1.20	5,405,174	49,824	1.84
Total deposits	7,811,590	33,989.87		7,210,717	49,824	1.38
Borrowings:
Short-term borrowings	706,035	4,589	1.30	510,685	4,579	1.79
Long-term borrowings	2,021,478	55,364	5.48	2,285,359	65,369	5.72
Total borrowings	2,727,513	59,953	4.40	2,796,044	69,948	5.00
Total interest-bearing liabilities	8,368,971	93,942	2.25	8,201,218	119,772	2.92
Total deposits and borrowings	10,539,103	93,942	1.78	10,006,761	119,772	2.39
Other liabilities (5)	442,070			380,950
Total liabilities	10,981,173			10,387,711
Stockholders’ equity (5)	965,230			912,335
Total liabilities and stockholders’ equity	$11,946,403			$11,300,046

Net interest income and margin		$242,176	4.45%		$248,833	4.80%

(1)

Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $264,000 and $68,000 was recognized during the six months ended June 30, 2003 and 2002, respectively.

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

Although TCF is not a party to this litigation, the outcome will have an impact on its operations.  TCF is a leading issuer of debit cards and debit card interchange fees constitute a significant source of revenues for the Company.  If the minimum reduction in interchange rates reported to be a part of the settlement had been effective during the first six months of 2003 and if there were no changes in transaction volumes despite the lower pricing, TCF’s debit card interchange revenues for the second quarter and the first six months of 2003 would have been reduced by approximately $3.9 million and $7.3 million, respectively.  TCF is considering various strategies that could mitigate the impact of the reduction in debit card interchange rates primarily through increased debit card sales volumes.  In addition, the further adjustment of interchange rates beginning January 1, 2004 may result in additional changes to interchange rates that cannot be predicted at this time.  As a result, the magnitude of any financial consequences to TCF cannot be fully ascertained at this time.

VISA’s $2 billion settlement will have adverse financial consequences for VISA and potentially its members, including TCF.  Although the potential impact on TCF of the $2 billion settlement by VISA cannot be determined at this time, VISA recently announced that its board of directors has adopted a bylaw that requires the 100 largest VISA debit card issuers to pay a “settlement service fee” under certain circumstances.  If this bylaw can be legally enforced, debit card issuers that have reductions of more than 10% in VISA debit card sales volume from the “base year” ended September 30, 2002, would be required to pay a portion of VISA’s 10 annual $200 million settlement payments that are remaining at the time such reductions in debit card sales volumes occurred.  TCF’s VISA debit card sales volumes for the year ended September 20, 2002 totaled $2.7 billion and represented approximately 1.2% of total VISA debit card sales.  Therefore, if TCF’s annual debit card sales volumes fall below $2.4 billion, the required settlement service fee would be approximately $24.2 million in the first year after the settlement.  The amount of the settlement service fee declines over 10 years as VISA makes its settlement payments.  If TCF maintains its existing VISA debit card product and its VISA debit card sales volumes do not fall below $2.4 billion for any year ending September 30th, no settlement service fee would be due VISA.  However, there can be no assurance that changes in interchange rates, reduced customer or merchant acceptance of VISA debit cards, changes in technology, or other factors will not reduce TCF’s customer VISA debit card sales volumes and trigger a payment by TCF of a settlement service fee.

TCF has unsuccessfully moved to intervene in the class action litigation and has raised objections to VISA regarding the settlement service fee and other matters.

In 1993 and 1995, TCF National Bank (or predecessor institutions) filed actions in the United States Court of Federal Claims seeking monetary damages against the United States based on the government’s breach of contracts in connection with the acquisition of certain savings associations prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”).  After a review of recent decisions pertaining to liability and damages issues in similar cases, and in light of the projected costs of further litigation, TCF voluntarily withdrew the complaints filed in both of these actions.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 23, 2003, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of February 24, 2003 in connection with the two matters indicated below.  Following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter:

	For	Withheld	Abstain	Nonvote

1. Election of Directors:
William F. Bieber	64,543,008	610,798	—	—
John M. Eggemeyer III	64,540,589	613,217	—	—
Robert E. Evans	52,994,399	12,159,407	—	—
Gerald A. Schwalbach	64,331,947	821,859	—	—

2. To ratify the appointment of KPMG LLP as the Company’s independent accountants.	63,750,426	1,312,739	90,641	—

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

See Index to Exhibits on page 48 of this report.

(b)	Reports on Form 8-K.

A Current Report on Form 8-K, dated April 16, 2003, was submitted furnishing a press release dated April 16, 2003, announcing results of operations for the quarter ended March 31, 2003 under Item 12, filed under Item 9 of Form 8-K.

A Current Report on Form 8-K, dated April 23, 2003, was submitted furnishing certain investor presentation materials under Item 12, filed under Item 9 of Form 8-K.

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

/s/ Neil W. Brown
Neil W. Brown, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

Dated: August 4, 2003

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(c)#	TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated effective as of June 1, 2003.

10(d)#

Amended and Restated Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253]; and as amended by amendments effective as of June 30, 2003

10(j)#

Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended effective September 30, 1998 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended by amendment adopted January 24, 2000 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; as further amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No.001-10253]; and as amended by amendment effective as of May 30, 2003.

10(l)#	TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated effective as of June 1, 2003.

              # Filed herein.

Exhibit Number	Description	Sequentially Numbered Page
10(m)#

Amended and Restated Trust Agreement for TCF Financial Corporation Senior Officer Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendments effective as of June 30, 2003

10(r)#	TCF Directors Deferred Compensation Plan as amended and restated effective June 1, 2003

10(s)#

Trust Agreement for TCF Directors Deferred Compensation Plan; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253]; and as amended by amendments effective as of June 30, 2003

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

              # Filed herein.