Form 10-Q
period 2003-09-30
TCF FINANCIAL CORP
filed 2003-11-12
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2003

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock, $.01 par value	70,943,083 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Pages
Part I.	Financial Information

	Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at September 30, 2003 and December 31, 2002		3

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002		4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002		5

	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2003 and 2002		6

	Notes to Consolidated Financial Statements		7

	Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	42

Supplementary Information			44

Part II.	Other Information

Items 1-6			46

Signatures			48

Index to Exhibits			49

PART 1 - FINANCIAL STATEMENTS

ITEM 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At September 30, 2003	At December 31, 2002
ASSETS

Cash and due from banks	$389,237	$416,397
Investments	75,600	153,722
Securities available for sale	1,604,282	2,426,794
Loans held for sale	429,999	476,475
Loans and leases:
Consumer	3,456,167	3,005,882
Commercial real estate	1,838,728	1,835,788
Commercial business	426,694	440,074
Leasing and equipment finance	1,142,094	1,039,040
Subtotal	6,863,683	6,320,784
Residential real estate	1,283,640	1,800,344
Total loans and leases	8,147,323	8,121,128
Allowance for loan and lease losses	(78,666)	(77,008)
Net loans and leases	8,068,657	8,044,120
Premises and equipment	266,597	243,452
Goodwill	145,462	145,462
Deposit base intangibles	6,323	7,573
Mortgage servicing rights	49,119	62,644
Other assets	218,630	225,430
	$11,253,906	$12,202,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Checking	$3,229,072	$2,864,896
Savings	2,000,194	2,041,723
Money market	886,597	884,614
Subtotal	6,115,863	5,791,233
Certificates	1,596,740	1,918,755
Total deposits	7,712,603	7,709,988
Short-term borrowings	900,835	842,051
Long-term borrowings	1,342,890	2,268,244
Total borrowings	2,243,725	3,110,295
Accrued expenses and other liabilities	365,610	404,766
Total liabilities	10,321,938	11,225,049
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,524,637 and 92,638,937 shares issued	925	926
Additional paid-in capital	517,605	518,813
Retained earnings, subject to certain restrictions	1,198,164	1,111,955
Accumulated other comprehensive income	13,385	46,102
Treasury stock at cost, 21,267,166 and 18,783,051 shares, and other	(798,111)	(700,776)
Total stockholders’ equity	931,968	977,020
	$11,253,906	$12,202,069

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans and leases	$126,854	$145,424	$388,129	$445,886
Securities available for sale	22,579	30,814	83,826	83,948
Loans held for sale	5,905	4,436	16,919	15,972
Investments	1,144	1,732	3,726	5,205
Total interest income	156,482	182,406	492,600	551,011
Interest expense:
Deposits	11,816	24,282	45,805	74,106
Borrowings	24,789	34,355	84,742	104,303
Total interest expense	36,605	58,637	130,547	178,409
Net interest income	119,877	123,769	362,053	372,602
Provision for credit losses	2,658	4,071	8,495	17,939
Net interest income after provision for credit losses	117,219	119,698	353,558	354,663
Non-interest income:
Fees and service charges	65,757	59,041	182,970	163,692
Debit card revenue	12,923	12,094	40,922	34,095
ATM revenue	11,566	12,018	33,223	34,562
Investments and insurance commissions	3,584	4,272	10,864	10,939
Subtotal	93,830	87,425	267,979	243,288
Leasing and equipment finance	10,652	13,136	35,716	39,771
Mortgage banking	11,304	(1,373)	6,146	5,111
Other	2,303	3,649	6,086	11,748
Fees and other revenue	118,089	102,837	315,927	299,918
Gains on sales of securities available for sale	—	2,662	32,832	8,706
Gains (losses) on termination of debt	(37,769)	—	(44,345)	—
Gains on sales of branches	—	—	—	1,962
Other non-interest income	(37,769)	2,662	(11,513)	10,668
Total non-interest income	80,320	105,499	304,414	310,586
Non-interest expense:
Compensation and employee benefits	75,646	72,804	226,052	217,981
Occupancy and equipment	22,309	20,539	65,439	61,332
Advertising and promotions	6,536	5,640	19,332	16,773
Other	37,891	35,502	107,042	101,951
Total non-interest expense	142,382	134,485	417,865	398,037
Income before income tax expense	55,157	90,712	240,107	267,212
Income tax expense	19,193	31,845	83,725	94,057
Net income	$35,964	$58,867	$156,382	$173,155

Earnings per common share:
Basic	$.51	$.81	$2.21	$2.34
Diluted	$.51	$.80	$2.20	$2.33

Dividends declared per common share	$.325	$.2875	$.975	$.8625

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$156,382	$173,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,214	29,880
Mortgage servicing rights amortization and impairment	43,793	21,531
Provision for credit losses	8,495	17,939
Proceeds from sales of loans held for sale	2,558,450	1,762,138
Principal collected on loans held for sale	7,118	10,950
Originations of loans held for sale	(2,523,143)	(1,827,678)
Net (increase) decrease in other assets and accrued expenses and other liabilities	(12,752)	32,178
Gains on sales of assets	(32,832)	(11,070)
Losses on termination of debt	44,345	—
Other, net	(8,254)	(16,162)

Total adjustments	114,434	19,706

Net cash provided by operating activities	270,816	192,861

Cash flows from investing activities:
Principal collected on loans and leases	3,391,172	2,398,111
Originations and purchases of loans	(3,060,312)	(2,016,014)
Purchase of lease financing receivables	(58,706)	—
Purchases of equipment for lease financing	(367,132)	(336,568)
Proceeds from sales of securities available for sale	849,333	355,427
Proceeds from maturities of and principal collected on securities available for sale	772,697	406,387
Purchases of securities available for sale	(820,456)	(1,369,139)
Net decrease in Federal Home Loan Bank stock	79,029	3,126
Purchases of premises and equipment	(46,261)	(40,452)
Sales of deposits, net of cash paid	—	(15,206)
Repayment of loans to deferred compensation plans	—	9,783
Other, net	1,441	2,027

Net cash provided (used) by investing activities	740,805	(602,518)

Cash flows from financing activities:
Net increase in deposits	2,615	578,651
Net increase (decrease) in short-term borrowings	58,784	(40,270)
Proceeds from long-term borrowings	17,482	39,664
Payments on long-term borrowings	(944,764)	(7,655)
Purchases of common stock	(107,905)	(127,647)
Dividends paid on common stock	(70,173)	(64,511)
Other, net	5,180	7,565

Net cash (used) provided by financing activities	(1,038,781)	385,797

Net decrease in cash and due from banks	(27,160)	(23,860)
Cash and due from banks at beginning of period	416,397	386,700
Cash and due from banks at end of period	$389,237	$362,840

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$130,335	$177,789
Income taxes	$93,922	$57,069
Transfer of loans and leases to other assets	$21,779	$42,236

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total
Balance, December 31, 2001	92,719,544	$927	$520,940	$965,454	$6,229	$(576,517)	$917,033
Comprehensive income:
Net income	—	—	—	173,155	—	—	173,155
Other comprehensive income	—	—	—	—	33,978	—	33,978
Comprehensive income	—	—	—	173,155	33,978	—	207,133
Dividends on common stock	—	—	—	(64,511)	—	—	(64,511)
Repurchase of 2,603,558 shares	—	—	—	—	—	(127,647)	(127,647)
Issuance of 55,590 shares	—	—	1,079	—	—	(1,079)	—
Cancellation of shares	(73,169)	(1)	(3,301)	—	—	546	(2,756)
Amortization of deferred compensation	—	—	28	—	—	8,164	8,192
Exercise of stock options, 51,656 shares	—	—	1,512	—	—	1,551	3,063
Change in shares held in trust for deferred compensation plans, at cost	—	—	(1,617)	—	—	1,617	—
Repayment of loans to deferred compensation plans	—	—	—	—	—	9,783	9,783
Balance, September 30, 2002	92,646,375	$926	$518,641	$1,074,098	$40,207	$(683,582)	$950,290

Balance, December 31, 2002	92,638,937	$926	$518,813	$1,111,955	$46,102	$(700,776)	$977,020
Comprehensive income (loss):
Net income	—	—	—	156,382	—	—	156,382
Other comprehensive loss	—	—	—	—	(32,717)	—	(32,717)
Comprehensive income (loss)	—	—	—	156,382	(32,717)	—	123,665
Dividends on common stock	—	—	—	(70,173)	—	—	(70,173)
Repurchase of 2,643,551 shares	—	—	—	—	—	(107,905)	(107,905)
Issuance of 99,157 shares	—	—	977	—	—	(977)	—
Cancellation of shares	(114,300)	(1)	(3,144)	—	—	2,075	(1,070)
Amortization of deferred compensation	—	—	—	—	—	7,201	7,201
Exercise of stock options, 60,279 shares	—	—	1,257	—	—	1,973	3,230
Change in shares held in trust for deferred compensation plans, at cost	—	—	(298)	—	—	298	—
Balance, September 30, 2003	92,524,637	$925	$517,605	$1,198,164	$13,385	$(798,111)	$931,968

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

(2)          Investments

The carrying values of investments, which approximate their fair values, consist of the following:

(In thousands)	At September 30, 2003	At December 31, 2002
Federal Home Loan Bank stock, at cost	$50,689	$128,855
Federal Reserve Bank stock, at cost	24,045	23,999
Interest-bearing deposits with banks	866	868
Total investments	$75,600	$153,722

(3)          Securities Available for Sale

Securities available for sale consist of the following:

	At September 30, 2003				At December 31, 2002
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
Federal agencies	$1,572,642	$22,120	$(916)	$1,593,846	$2,341,549	$73,225	$(35)	$2,414,739
Private issuer and collateralized mortgage obligations	9,893	—	(207)	9,686	12,178	4	(877)	11,305
Other securities	750	—	—	750	750	—	—	750
	$1,583,285	$22,120	$(1,123)	$1,604,282	$2,354,477	$73,229	$(912)	$2,426,794

Weighted-average yield	5.32%				5.96%

(4)          Goodwill and Intangible Assets

Goodwill and intangible assets as of September 30, 2003 are summarized as follows:

	At September 30, 2003			At December 31, 2002
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Amortizable intangible assets:
Mortgage servicing rights, net	$71,822	$22,703	$49,119	$92,525	$29,881	$62,644
Deposit base intangibles	21,180	14,857	6,323	21,180	13,607	7,573
Total	$93,002	$37,560	$55,442	$113,705	$43,488	$70,217

Unamortizable intangible assets:
Goodwill (included in Banking Segment)	$145,462		$145,462	$145,462		$145,462

Amortization expense for intangible assets was $21.5 million and $16.3 million for the nine months ended September 30, 2003 and 2002, respectively.  The following table shows the estimated future amortization expense for intangible assets based on existing asset balances and the interest rate environment as of September 30, 2003.  The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

(In thousands)	Mortgage Servicing Rights	Deposit Base Intangibles	Total

Estimated Amortization Expense:
For the remaining three months ending December 31, 2003	$3,718	$417	$4,135

For the year ended December 31, 2004	11,667	1,662	13,329
For the year ended December 31, 2005	9,382	1,659	11,041
For the year ended December 31, 2006	7,049	1,630	8,679
For the year ended December 31, 2007	5,242	913	6,155
For the year ended December 31, 2008	3,801	17	3,818

At January 1, 2003, management finalized its annual impairment testing as required under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.  There have been no subsequent events that have occurred that would change the conclusions reached.

(5)          Mortgage Banking

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002

Mortgage servicing rights at beginning of period	$47,725	$70,181	$71,990	$63,607
Wholesale originations	7,300	7,559	19,041	19,760
Retail originations	4,587	1,892	11,227	5,947
Amortization	(4,147)	(6,349)	(20,293)	(15,031)
Impairment write-down	—	—	(26,500)	(1,000)
Mortgage servicing rights at end of period	55,465	73,283	55,465	73,283
Valuation allowance at beginning of period	(6,346)	(4,346)	(9,346)	(5,346)
Provision for impairment	—	(6,500)	(23,500)	(6,500)
Impairment write-down	—	—	26,500	1,000
Valuation allowance at end of period	(6,346)	(10,846)	(6,346)	(10,846)
Mortgage servicing rights, net	$49,119	$62,437	$49,119	$62,437

The estimated fair value of mortgage servicing rights included in the Consolidated Statements of Financial Condition at September 30, 2003 was approximately $54.6 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved.  Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

The following table represents the components of mortgage banking revenue:

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2003	2002	$	%	2003	2002	$	%

Servicing income	$4,946	$5,358	$(412)	(7.7)%	$15,742	$14,849	$893	6.0%
Less mortgage servicing:
Amortization	4,147	6,349	(2,202)	(34.7)	20,293	15,031	5,262	35.0
Provision for impairment	—	6,500	(6,500)	(100.0)	23,500	6,500	17,000	N.M.
Subtotal	4,147	12,849	(8,702)	(67.7)	43,793	21,531	22,262	103.4
Net servicing income (loss)	799	(7,491)	8,290	N.M.	(28,051)	(6,682)	(21,369)	N.M.
Gains on sales of loans	9,524	5,063	4,461	88.1	31,113	9,102	22,011	N.M.
Other income	981	1,055	(74)	(7.0)	3,084	2,691	393	14.6
Total mortgage banking revenue	$11,304	$(1,373)	$12,677	N.M.	$6,146	$5,111	$1,035	20.3

N.M. Not meaningful

Gains on sales of loans includes the changes in fair value of residential mortgage loans held for sale, loan applications in process and related forward sales contracts.  The net unrealized gains (losses) related to these items are summarized as follows:

(Dollars in thousands)	At September 30,	At December 31,	Change
	2003	2002	$	%
Unrealized Gains (Losses):
Residential loans held for sale	$2,128	$6,066	$(3,938)	(64.9)%
Loan applications in process	1,896	4,162	(2,266)	(54.4)
Subtotal	4,024	10,228	(6,204)	(60.7)
Forward sales contracts	(2,766)	(7,454)	4,688	(62.9)
Total unrealized gains	$1,258	$2,774	$(1,516)	(54.7)

At September 30, 2003 and 2002, TCF was servicing residential real estate loans for others with aggregate unpaid principal balances of approximately $5.2 billion.  At September 30, 2003 and 2002, TCF had custodial funds of $201.9 million and $239.9 million, respectively, relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Statements of Financial Condition.  These custodial deposits relate primarily to mortgage servicing operations and represent funds due investors on mortgage loans serviced by TCF and customer funds for taxes and insurance.

(6)          Long-term Borrowings

Long-term borrowings consist of the following:

		At September 30, 2003		At December 31, 2002
(Dollars in thousands)	Year of Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

Federal Home Loan Bank advances and securities sold under repurchase agreements	2003	$—	—%	$135,000	5.76%

January	2004	3,000	4.76	103,000	5.58
May	2004	—	—	100,000	5.46
June	2004	—	—	50,000	5.37
July	2004	—	—	100,000	5.69
September	2004	—	—	150,000	5.74
October	2004	—	—	250,000	5.89
November	2004	—	—	100,000	5.90
	2004	3,000	4.76	853,000	5.72

	2005	541,529	4.58	446,000	6.13
	2006	303,000	4.19	303,000	4.30
	2009	122,500	5.25	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
Total Federal Home Loan Bank advances and securities sold under repurchase agreements		1,270,029	4.71	2,159,500	5.52

Discounted lease rentals	2003	13,953	6.74	62,461	7.30
	2004	40,658	6.39	36,101	7.08
	2005	14,997	5.77	9,459	6.88
	2006	2,755	5.54	723	6.94
	2007	461	5.23	—	—
	2008	37	5.22	—	—
Total discounted lease rentals		72,861	6.29	108,744	7.19

Total long-term borrowings		$1,342,890	4.80	$2,268,244	5.59

Included in long-term borrowings at September 30, 2003 were $770.5 million of fixed-rate Federal Home Loan Bank ("FHLB") advances and repurchase agreements with other financial institutions, which are callable at par on certain dates.  If called, replacement funding will be provided by the counterparties at the then-prevailing short-term market interest rates.  The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  At September 30, 2003, the contract rate exceeded the market rate on all of the fixed-rate callable advances and repurchase agreements.

On August 27, 2003, TCF prepaid $804 million of fixed-rate borrowings.  These borrowings had an average interest rate of 5.70% and an average remaining maturity of 13 months.  These borrowings were replaced primarily with

$787 million of fixed-rate borrowings with an average maturity of 12 months and an average interest rate of 1.42%.  The total cost of prepaying these borrowings was $37.8 million ($24.6 million after-tax).  During the first nine months of 2003, the Company prepaid $954 million of fixed-rate borrowings at a cost of $44.3 million.

(7)          Stockholders’ Equity

Treasury stock and other consists of the following:

(In thousands)	At September 30, 2003	At December 31, 2002

Treasury stock, at cost	$(710,700)	$(608,007)
Shares held in trust for deferred compensation plans, at cost	(70,110)	(70,408)
Unamortized deferred compensation	(17,301)	(22,361)
	$(798,111)	$(700,776)

TCF purchased 2.6 million shares of its common stock during the first nine months of 2003, compared with 2.6 million shares for the same 2002 period.  On July 21, 2003, TCF’s Board of Directors authorized the repurchase of up to an additional 5% of TCF’s common stock, or 3.6 million shares.  At September 30, 2003, TCF had 4.5 million shares remaining in its stock repurchase program authorized by the Board of Directors.

TCF has used stock options as a form of employee compensation only to a limited extent.  At September 30, 2003, the amount of shares outstanding under stock options was 243,348 shares, or .34% of total shares outstanding, compared with 303,877 shares, or .41% of total shares outstanding, at December 31, 2002.

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

	Actual		Minimum Capital Requirement		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003:
Tier 1 leverage capital
TCF Financial Corporation	$768,368	6.66%	$346,055	3.00%	$422,313	3.66%
TCF National Bank	764,164	6.68	343,305	3.00	420,859	3.68

Tier 1 risk-based capital
TCF Financial Corporation	768,368	10.05	305,827	4.00	462,541	6.05
TCF National Bank	764,164	10.02	305,108	4.00	459,056	6.02

Total risk-based capital
TCF Financial Corporation	847,126	11.08	611,655	8.00	235,471	3.08
TCF National Bank	842,922	11.05	610,216	8.00	232,706	3.05

As of December 31, 2002:
Tier 1 leverage capital
TCF Financial Corporation	$773,594	6.42%	$361,435	3.00%	$412,159	3.42%
TCF National Bank	750,935	6.24	361,017	3.00	389,918	3.24

Tier 1 risk-based capital
TCF Financial Corporation	773,594	9.96	310,828	4.00	462,766	5.96
TCF National Bank	750,935	9.68	310,247	4.00	440,688	5.68

Total risk-based capital
TCF Financial Corporation	850,694	10.95	621,657	8.00	229,037	2.95
TCF National Bank	828,035	10.68	620,493	8.00	207,542	2.68

At September 30, 2003, TCF and TCF National Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

TCF’s pipeline of locked residential mortgage loan commitments are considered derivatives and are recorded at fair value, with the changes in fair value recognized in gains on sales of loans under mortgage banking revenue in the Consolidated Statements of Income.  TCF hedges its risk of changes in the fair value of locked residential mortgage loan commitments due to changes in interest rates through the use of forward sales contracts.  Forward sales contracts require TCF to deliver qualifying residential mortgage loans or pools of loans at a specified future date at a specified price or yield.  Such forward sales contracts hedging the pipeline of locked residential mortgage loan commitments are derivatives and are recorded at fair value, with changes in fair value recognized in gains on sales of loans.  TCF also utilizes forward sales contracts to hedge its risk of changes in the fair value of its residential loans held for sale. The forward sales contracts hedging the residential loans held for sale are recorded at fair value, with changes in fair value recognized in gains on sales of loans.  Residential mortgage loans held for sale are carried at the lower of cost or market as adjusted for the effects of fair value hedges using quoted market prices.  Because the fair value of the residential loans held for sale is hedged with forward sales contracts of the same loan types, or substantially the same loan types, the hedges are highly effective at managing the risk of changing fair values of such loans.  Any differences between the changes in fair value of the hedged residential loans held for sale and in the fair value of the forward sales contracts (defined as ineffectiveness under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) are not expected to be material due to the nature of the hedging instruments and are required to be recorded in the Consolidated Statements of Income.  During the first nine months of 2003 and 2002, the ineffectiveness of the fair value hedges was recorded in gains on sales of loans and was not material.  Forward mortgage loan sales commitments totaled $282.5 million at September 30, 2003 and $511 million at December 31, 2002.

(9)          Business Segments

The following tables set forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Three Months Ended September 30, 2003

Revenues from external customers:
Interest income	$130,955	$20,929	$4,598	$—	$—	$156,482
Non-interest income	58,347	10,652	11,304	17	—	80,320
Total	$189,302	$31,581	$15,902	$17	$—	$236,802

Net interest income	$100,977	$11,966	$6,859	$(51)	$126	$119,877
Provision for credit losses	501	2,157	—	—	—	2,658
Non-interest income	58,347	10,652	11,439	20,515	(20,633)	80,320
Non-interest expense	122,315	10,690	9,328	20,556	(20,507)	142,382
Income tax expense (benefit)	12,703	3,556	3,171	(237)	—	19,193
Net income	$23,805	$6,215	$5,799	$145	$—	$35,964

Total assets	$10,853,831	$1,187,759	$257,770	$85,655	$(1,131,109)	$11,253,906

At or For the Three Months Ended September 30, 2002

Revenues from external customers:
Interest income	$158,380	$20,945	$3,080	$1	$—	$182,406
Non-interest income	93,730	13,136	(1,373)	6	—	105,499
Total	$252,110	$34,081	$1,707	$7	$—	$287,905

Net interest income	$108,750	$10,011	$4,585	$(11)	$434	$123,769
Provision for credit losses	2,288	1,783	—	—	—	4,071
Non-interest income	93,730	13,134	(940)	23,753	(24,178)	105,499
Non-interest expense	119,832	10,333	5,161	22,903	(23,744)	134,485
Income tax expense (benefit)	28,488	3,951	(507)	(87)	—	31,845
Net income (loss)	$51,872	$7,078	$(1,009)	$926	$—	$58,867

Total assets	$11,551,138	$1,057,917	$396,041	$79,128	$(1,113,893)	$11,970,331

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Nine Months Ended September 30, 2003

Revenues from external customers:
Interest income	$418,854	$61,594	$12,151	$1	$—	$492,600
Non-interest income	262,479	35,716	6,146	73	—	304,414
Total	$681,333	$97,310	$18,297	$74	$—	$797,014

Net interest income	$309,747	$33,557	$18,772	$(138)	$115	$362,053
Provision for credit losses	2,236	6,259	—	—	—	8,495
Non-interest income	262,479	35,716	6,303	67,843	(67,927)	304,414
Non-interest expense	365,877	30,391	22,982	66,427	(67,812)	417,865
Income tax expense	70,832	12,026	741	126	—	83,725
Net income	$133,281	$20,597	$1,352	$1,152	$—	$156,382

At or For the Nine Months Ended September 30, 2002

Revenues from external customers:
Interest income	$476,584	$64,398	$10,029	$—	$—	$551,011
Non-interest income	264,459	39,771	5,111	1,245	—	310,586
Total	$741,043	$104,169	$15,140	$1,245	$—	$861,597

Net interest income	$327,038	$30,734	$13,639	$(29)	$1,220	$372,602
Provision for credit losses	11,044	6,895	—	—	—	17,939
Non-interest income	264,459	39,950	6,331	71,452	(71,606)	310,586
Non-interest expense	349,996	30,023	17,026	71,378	(70,386)	398,037
Income tax expense (benefit)	81,590	12,278	1,060	(871)	—	94,057
Net income	$148,867	$21,488	$1,884	$916	$—	$173,155

(10)         Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share data)	2003	2002	2003	2002

Basic Earnings Per Common Share

Net income	$35,964	$58,867	$156,382	$173,155

Weighted average shares outstanding	71,461,078	74,706,152	72,428,534	75,639,151
Unvested restricted stock grants (1)	(1,513,104)	(1,644,604)	(1,512,559)	(1,645,514)
Weighted average common shares outstanding for basic earnings per common share	69,947,974	73,061,548	70,915,975	73,993,637

Basic earnings per common share	$.51	$.81	$2.21	$2.34

Diluted Earnings Per Common Share

Net income	$35,964	$58,867	$156,382	$173,155

Weighted average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted average common shares outstanding used in basic earnings per common share calculation	69,947,974	73,061,548	70,915,975	73,993,637
Net dilutive effect of:
Stock option grants	94,367	118,063	89,628	132,267
Restricted stock grants (1)	182,780	222,436	168,550	217,941
	70,225,121	73,402,047	71,174,153	74,343,845

Diluted earnings per common share	$.51	$.80	$2.20	$2.33

(1)          At September 30, 2003 and September 30, 2002, there were 1,071,123 shares and 1,145,000 shares, respectively, of performance-based restricted stock granted to certain executive officers which will vest only if certain earnings per share goals are achieved by 2008.  Failure to achieve the goals will result in all or a portion of the shares being forfeited.  In accordance with SFAS No. 128, “Earnings per Share”, these shares have been deducted from weighted average shares outstanding used for the computation of basic and diluted earnings per common share as all necessary conditions for inclusion have not been satisfied.  The remaining unvested restricted stock grants vest over specified time periods, and are included in the computation of diluted earnings per common share in accordance with the treasury stock method prescribed in SFAS No. 128.

(11)          Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on securities available for sale.  The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Net income	$35,964	$58,867	$156,382	$173,155

Other comprehensive income before tax:
Unrealized holding gains (losses) arising during the period on securities available for sale	(31,331)	29,368	(18,488)	61,968

Reclassification adjustment for gains included in net income	—	(2,662)	(32,832)	(8,706)

Income tax expense (benefit)	(11,357)	9,682	(18,603)	19,284

Total other comprehensive income (loss), net of tax	(19,974)	17,024	(32,717)	33,978

Comprehensive income	$15,990	$75,891	$123,665	$207,133

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE PROFILE

TCF is a national financial holding company.  Its principal subsidiary, TCF National Bank, is headquartered in Minnesota and had 396 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana at September 30, 2003.  Other affiliates provide leasing and equipment finance, mortgage banking, brokerage and investment and insurance sales.

TCF provides convenient financial services through multiple channels to customers located primarily in the Midwest.  TCF has developed products and services designed to meet the needs of all consumers.  The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branch and automated teller machine (“ATM”) networks, and telephone and Internet banking.  TCF’s philosophy is to generate net interest income and fees and other revenue growth through business lines that emphasize higher yielding assets and lower or no interest-cost deposits.  The Company’s growth strategies include new branch expansion and the development of new products and services designed to build on its existing businesses and to expand into complementary products and services through strategic initiatives.

TCF’s businesses are comprised of traditional and supermarket bank branches, campus banking, EXPRESS TELLER® ATMs, VISA® debit cards, and commercial, consumer, mortgage lending and leasing and equipment finance.  TCF emphasizes the “Totally Free” checking account as its anchor account, which provides opportunities to cross sell other convenience products and services and generate additional fee income.

TCF’s strategy is to originate high credit quality, primarily secured, loans and to raise funds primarily from lower or no interest-cost deposits.  Commercial loans are generally made on local properties or to local customers, and are virtually all secured.  TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate closed-end loans and lines of credit secured by residential real estate properties. TCF entered the leasing business through its 1997 acquisition of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases computers and other equipment or software to companies nationwide.  The Company expanded its leasing operations in September 1999 through TCF Leasing, Inc. (“TCF Leasing”), a de novo general leasing and equipment finance leasing business.  TCF’s leasing and equipment finance businesses operate in all 50 states.

The Company opened its first supermarket branch in 1988, and now TCF has one of the largest supermarket banking franchises in the country with 240 full-service supermarket branches and $1.6 billion in deposits.  The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking as well as the continued success and viability of the supermarket chains in which TCF maintains supermarket branches and TCF’s ability to maintain leases or license agreements for its supermarket branch locations. TCF is subject to the risk, among others, that its license for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket chain.

The Company’s VISA® debit card program has also grown significantly since its inception in 1996.  According to a June 30, 2003 statistical report issued by VISA®, TCF, with approximately 1.5 million cards outstanding, was the 12th largest VISA® Classic debit card issuer in the United States, based on the number of cards outstanding, and the 11th largest based on sales volume of $850 million for the 2003 second quarter.   See “Results of Operations — Consolidated Non-Interest Income” for further discussion on debit card revenue and activity.

TCF’s strategic initiatives complement the Company’s existing businesses.  TCF’s new products have been significant contributors to the growth in fees and other revenues generated by checking accounts and loan products.  Currently, TCF’s strategic initiatives include continued investment in new branch expansion and new loan and deposit products, including card products designed to provide additional convenience to deposit and loan customers.  The Company operates a securities brokerage operation, TCF Investments, Inc.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 51 cents and $2.20 for the third quarter and first nine months of 2003, respectively, compared with 80 cents and $2.33 for the same 2002 periods.  Net income was $36 million and $156.4 million for the third quarter and first nine months of 2003, respectively, down $22.9 million and $16.8 million from the same 2002 periods.  On August 27, 2003, TCF prepaid $804 million of fixed-rate borrowings with an average interest rate of 5.70% at a cost of $37.8 million ($24.6 million after-tax) which reduced diluted earnings per share by 35 cents.  These borrowings were replaced with $787 million of fixed-rate borrowings with an average interest rate of 1.42%.  Third quarter 2003 net income was positively impacted by $2.2 million ($3.4 million pre-tax) as a result of the reduction in interest expense related to the debt prepayment and replacement funding.  See “Consolidated Net Interest Income” for further discussion.  For the third quarter and first nine months of 2003, return on average assets was 1.24% and 1.76%, respectively, compared with 2.03% for the same 2002 periods and return on average common equity was 15.77% and 22.04%, respectively, compared with 25.53% and 25.43% for the same 2002 periods.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending, residential lending and treasury services, reported net income of $23.8 million and $133.3 million for the third quarter and first nine months of 2003, down from $51.9 million and $148.9 million for the same 2002 periods.  Banking net interest income for the third quarter and first nine months of 2003 was $101 million and $309.7 million, respectively, down from $108.8 million and $327 million for the same 2002 periods.  The provision for credit losses totaled $501 thousand and $2.2 million for the third quarter and first nine months of 2003, down from $2.3 million and $11 million for the same 2002 periods, driven by decreases in consumer, commercial real estate, and commercial business net charge-offs.  Non-interest income totaled $58.3 million and $262.5 million for the third quarter and first nine months of 2003, respectively, down from $93.7 million and $264.5 million for the same 2002 periods.  During the third quarter and first nine months of 2003, TCF prepaid $804 million and $954 million, respectively of FHLB advances and recorded losses on termination of debt of $37.8 million and $44.3 million, respectively. There were no similar debt terminations during 2002.  During the third quarter of 2002, TCF sold mortgage-backed securities and realized gains of $2.7 million.  There were no similar security sales in the 2003 third quarter.  During the first nine months of 2003, TCF sold mortgage-backed securities and realized gains of $32.8 million, compared with $8.7 million for the first nine months of 2002. See “Results of Operations — Consolidated Net Interest Income” for further discussion on debt-terminations and on the sales of mortgage-backed securities during the third quarter and first nine months of 2003.  In addition to the gains and losses discussed above, fees, service charges, debit card and other revenues were $96.1 million and $274 million for the third quarter and first nine months of 2003, respectively, up $5 million, or 5.5%, and $20.2 million, or 8%, from the same periods in 2002.  These increases were generated by TCF’s expanding branch network and customer base, and increased utilization of debit cards by customers.  Non-interest expense totaled $122.3 million and $365.9 million for the third quarter and first nine months of 2003, respectively, up 2.1% and 4.5% from $119.8 million and $350 million for the same 2002 periods.  The increases for the third quarter and first nine months of 2003 were primarily due to additional advertising and promotion expense focused on the expansion and retention of TCF’s deposit customer base, costs associated with new branch expansion and a $749 thousand write-off of leasehold improvements related to eight closed supermarket branches.

TCF had 396 branches, including 240 full service branches in supermarkets at September 30, 2003.   Since January 1, 1998, TCF has opened 229 new branches, of which 194 were supermarket branches.  TCF continues to remain focused on the long-term strategy of expanding its franchise with the planned opening of 10 more new branches in the fourth quarter of 2003 and 28 new branches in 2004.  Subsequent to September 30, 2003, TCF has been notified by one of its supermarket partners in Colorado that it intends to sell or close its stores in Colorado, which will result in the closure of five TCF branches.  During the third quarter of 2003, TCF opened three new traditional branches in

Colorado.  TCF anticipates opening five more traditional branches in Colorado during the fourth quarter of 2003 and eight new traditional branches in Colorado in 2004.  The opening of these branches will allow customer accounts to be transferred from the five branches to be closed to new traditional branches nearby.  TCF does not anticipate any material charges to earnings resulting from the write-off of leasehold improvements in these stores.  TCF is subject to the risk, among others, that in addition to the branches mentioned above, its license for additional locations may be terminated in the future, upon the sale or closure of a location by supermarket chains in which TCF maintains branches.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries Winthrop and TCF Leasing, provides a broad range of comprehensive lease and equipment finance products.  This operating segment reported net income of $6.2 million and $20.6 million for the third quarter and first nine months of 2003, respectively, compared with $7.1 million and $21.5 million for the same 2002 periods.  Net interest income for the third quarter and first nine months of 2003 was $12 million and $33.6 million, respectively, up 19.5% and 9.2% from $10 million and $30.7 million, for the same 2002 periods.  The provision for credit losses for this operating segment totaled $2.2 million and $6.3 million for the third quarter and first nine months of 2003, up from $1.8 million and down from $6.9 million for the same 2002 periods.  The increase in provision for the third quarter of 2003 was driven by the increase in the portfolio as a result of the August 2003 purchase of a $58.7 million specialty vehicle portfolio.  Non-interest income totaled $10.7 million and $35.7 million for third quarter and first nine months of 2003, respectively, down from $13.1 million and $40 million for the same 2002 periods.  Leasing and equipment finance revenues may fluctuate from quarter to quarter based on customer driven factors not within the control of TCF.  Non-interest expense was $10.7 million and $30.4 million for the third quarter and first nine months of 2003, respectively, up slightly from $10.3 million and $30 million for the same 2002 periods.

MORTGAGE BANKING activities include the origination of residential mortgage loans, generally for sale to third parties with servicing retained.   This operating segment reported net income of $5.8 million and $1.4 million for the third quarter and first nine months of 2003, respectively, compared with a net loss of $1 million and net income of $1.9 million for the same 2002 periods.  Non-interest income was $11.4 million and $6.3 million for the third quarter and first nine months of 2003, respectively, up from a negative $940 thousand for the third quarter of 2002 and unchanged from the first nine months of 2002.  The increase in non-interest income for the third quarter of 2003 resulted from increased loan originations, lower amortization and impairment of servicing rights of $8.7 million and increased gains on sales of loans of $4.5 million.  During the first nine months of 2003, gains on sales of loans increased $22 million and were essentially offset by increased amortization and impairment of $22.3 million as TCF continued to experience strong refinance activity and record high prepayments in the servicing portfolio for the first nine months of 2003.  See Note 5 of Notes to the Consolidated Financial Statements for further discussion.  TCF’s mortgage banking operations funded $995.4 million and $2.7 billion in loans during the third quarter and first nine months of 2003, respectively, up from $749.4 million and $1.8 billion in the same 2002 periods, primarily reflecting increased levels of refinance activity.  Mortgage applications in process (mortgage pipeline) declined to $354.6 million at September 30, 2003, from $978.8 million at June 30, 2003, as refinancing activity slowed during the third quarter.  Mortgage Banking’s non-interest expense totaled $9.3 million and $23 million for the third quarter and first nine months of 2003, respectively, up from $5.2 million and $17 million for the same 2002 periods.  Contributing to the increase in non-interest expense during the third quarter and first nine months of 2003 were increased expenses resulting from higher levels of production and prepayment activity.

Consolidated Net Interest Income

Net interest income in the third quarter of 2003 was $119.9 million, down $3.9 million, or 3.1%, from the third quarter of 2002 and was essentially unchanged from the second quarter of 2003.  The net interest margin for the third quarter 2003 was 4.57%, compared with 4.68% for the same 2002 period and 4.45% for the second quarter of 2003.  Net interest income for the first nine months of 2003 was $362.1 million, down $10.5 million, or 2.8%, from $372.6 million for the same 2002 period.  Net interest margin for the first nine months of 2003 was 4.49%, down from 4.76% for the same 2002 period.  The declines in both net interest income and net interest margin, from the third quarter of 2002 and first nine months of 2002, were primarily the result of continued low interest rates and the resulting prepayment and refinancing of higher yielding assets.

During the third quarter of 2003, TCF prepaid $804 million of fixed-rate borrowings.  These borrowings had an average interest rate of 5.70% and an average remaining maturity of 13 months.  These borrowings were replaced primarily with $787 million of fixed-rate borrowings with an average maturity of 12 months and an average interest rate of 1.42%.  The third quarter 2003 net interest income and net interest margin were positively impacted by $3.4 million, and 13 basis points, respectively, as a result of the reduction in interest expense related to the debt prepayment and replacement funding.  During the first nine months of 2003, TCF sold $816.5 million of fixed-rate mortgage-backed securities with a weighted-average coupon of 6.50% and recognized $32.8 million in gains on securities available for sale.  During the first quarter of 2003, TCF utilized some of the proceeds of the securities sales to prepay $150 million of FHLB advances with a weighted-average interest rate of 5.45%, maturing in 2004, to reduce future interest expense.  At September 30, 2003, the unrealized gain on TCF’s securities available for sale portfolio was $21 million.  TCF may, from time to time, sell mortgage-backed securities and restructure long-term borrowings.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the quarter and nine months ended September 30, 2003 and 2002.  See “Supplementary Information — Consolidated Average Balance Sheets, Interest and Dividends Earned or Paid, and Related Interest Yields and Rates” for further information.

	Three Months Ended September 30,
	2003		2002		Change
(Dollars in thousands)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (bps)
Interest-earning Assets:
Investments	$89,182	5.13%	$155,171	4.46%	$(65,989)	67
Securities available for sale (2)	1,696,800	5.32	1,933,846	6.37	(237,046)	(105)
Loans held for sale	572,827	4.12	387,134	4.58	185,693	(46)
Loans and leases:
Consumer	3,365,816	6.47	2,765,167	7.59	600,649	(112)
Commercial real estate	1,846,204	5.78	1,769,144	6.80	77,060	(102)
Commercial business	452,260	4.18	438,350	5.27	13,910	(109)
Leasing and equipment finance	1,123,284	7.45	1,009,301	8.30	113,983	(85)
Subtotal	6,787,564	6.29	5,981,962	7.31	805,602	(102)
Residential real estate	1,344,921	5.98	2,125,902	6.80	(780,981)	(82)
Total loans and leases (3)	8,132,485	6.24	8,107,864	7.17	24,621	(93)
Total interest-earning assets	$10,491,294	5.97	$10,584,015	6.89	$(92,721)	(92)
Deposits and Borrowings:
Deposits:
Checking	$3,194,438.03%		$2,676,780.05%		$517,658	(2)
Savings	2,143,100.30		1,855,037	1.06	288,063	(76)
Money market	899,071.40		911,317	1.09	(12,246)	(69)
Subtotal	6,236,609.17		5,443,134.57		793,475	(40)
Certificates	1,644,351	2.22	2,084,474	3.18	(440,123)	(96)
Total deposits	7,880,960.60		7,527,608	1.29	353,352	(69)
Borrowings:
Short-term borrowings	673,312	1.15	444,717	1.84	228,595	(69)
Long-term borrowings	1,721,151	5.31	2,275,757	5.68	(554,606)	(37)
Total borrowings	2,394,463	4.14	2,720,474	5.05	(326,011)	(91)
Total deposits and borrowings	$10,275,423	1.42	$10,248,082	2.29	$27,341	(87)

Net Interest Margin		4.57%		4.68%		(11)

	Nine Months Ended September 30,
	2003		2002		Change
(Dollars in thousands)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (bps)
Interest-earning Assets:
Investments	$110,237	4.51%	$155,068	4.48%	$(44,831)	3
Securities available for sale (2)	2,021,036	5.53	1,741,933	6.43	279,103	(90)
Loans held for sale	532,101	4.24	398,952	5.34	133,149	(110)
Loans and leases:
Consumer	3,206,777	6.62	2,638,578	7.81	568,199	(119)
Commercial real estate	1,847,455	5.96	1,727,771	6.84	119,684	(88)
Commercial business	452,820	4.29	437,854	5.31	14,966	(102)
Leasing and equipment finance	1,074,912	7.64	985,640	8.71	89,272	(107)
Subtotal	6,581,964	6.44	5,789,843	7.48	792,121	(104)
Residential real estate	1,502,642	6.22	2,356,568	6.84	(853,926)	(62)
Total loans and leases (3)	8,084,606	6.40	8,146,411	7.30	(61,805)	(90)
Total interest-earning assets	$10,747,980	6.11	$10,442,364	7.04	$305,616	(93)
Deposits and Borrowings:
Deposits:
Checking	$3,032,653.03%		$2,608,517.06%		$424,136	(3)
Savings	2,118,633.47		1,618,535.94		500,098	(47)
Money market	894,305.54		930,817	1.12	(36,512)	(58)
Subtotal	6,045,591.26		5,157,869.53		887,722	(27)
Certificates	1,789,377	2.53	2,159,639	3.32	(370,262)	(79)
Total deposits	7,834,968.78		7,317,508	1.35	517,460	(57)
Borrowings:
Short-term borrowings	695,008	1.25	488,454	1.81	206,554	(56)
Long-term borrowings	1,920,269	5.43	2,282,123	5.71	(361,854)	(28)
Total borrowings	2,615,277	4.32	2,770,577	5.02	(155,300)	(70)
Total deposits and borrowings	$10,450,245	1.67	$10,088,085	2.36	$362,160	(69)

Net Interest Margin		4.49%		4.76%		(27)

bps = basis points

(1)  Annualized.

(2)  Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)  Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following rate/volume analysis details increases (decreases) in net interest income resulting from interest rate and volume changes during the third quarter and first nine months of 2003, as compared with the same periods last year.  Changes attributable to changes in the mix of interest-bearing assets and of interest-bearing liabilities have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2003 Versus Same Period in 2002			Nine Months Ended September 30, 2003 Versus Same Period in 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Investments	$(819)	$231	$(588)	$(1,514)	$35	$(1,479)
Securities available for sale	(3,512)	(4,723)	(8,235)	12,486	(12,608)	(122)
Loans held for sale	1,951	(482)	1,469	4,656	(3,709)	947
Loans and leases:
Consumer	10,401	(8,419)	1,982	30,425	(25,570)	4,855
Commercial real estate	1,258	(4,689)	(3,431)	5,860	(11,923)	(6,063)
Commercial business	178	(1,230)	(1,052)	582	(3,429)	(2,847)
Leasing and equipment finance	2,241	(2,257)	(16)	5,524	(8,328)	(2,804)
Subtotal	14,078	(16,595)	(2,517)	42,391	(49,250)	(6,859)
Residential real estate	(12,086)	(3,967)	(16,053)	(40,714)	(10,184)	(50,898)
Total loans and leases	1,992	(20,562)	(18,570)	1,677	(59,434)	(57,757)
Total interest income	(388)	(25,536)	(25,924)	17,305	(75,716)	(58,411)
Deposits:
Checking	56	(184)	(128)	165	(597)	(432)
Savings	398	(3,702)	(3,304)	2,380	(6,255)	(3,875)
Money market	(33)	(1,561)	(1,594)	(293)	(3,868)	(4,161)
Subtotal	421	(5,447)	(5,026)	2,252	(10,720)	(8,468)
Certificates	(3,062)	(4,378)	(7,440)	(8,306)	(11,527)	(19,833)
Total deposits	(2,641)	(9,825)	(12,466)	(6,054)	(22,247)	(28,301)
Borrowings:
Short-term borrowings	821	(936)	(115)	2,309	(2,414)	(105)
Long-term borrowings	(7,458)	(1,993)	(9,451)	(14,861)	(4,595)	(19,456)
Total borrowings	(6,637)	(2,929)	(9,566)	(12,552)	(7,009)	(19,561)
Total interest expense	(9,278)	(12,754)	(22,032)	(18,606)	(29,256)	(47,862)
Net interest income	$8,890	$(12,782)	$(3,892)	$35,911	$(46,460)	$(10,549)

The decreases in net interest income for the third quarter and first nine months of 2003 reflect decreases of $12.8 million and $46.5 million due to lower interest rates, partially offset by increases of $8.9 million and $35.9 million, respectively, due primarily to growth in consumer, commercial real estate and leasing and equipment finance loan and lease average balances, coupled with reductions in average balances of higher-cost deposits and borrowings.

Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and deposits and borrowings and the level of non-performing assets.  Achieving net interest margin growth over time is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits.  The net impact of the changes in interest-bearing assets and deposits and borrowings has positioned TCF to be asset sensitive (i.e. more assets than liabilities will be maturing, repricing, or prepaying during the next twelve months).  Although this positive gap position will benefit TCF in a rising rate environment, if interest rates remain at current levels or fall further, the net interest margin will compress and net interest income may decline.  An increase in interest rates would affect TCF’s fixed-rate/variable-rate product origination mix and would extend the estimated life of its residential real estate loan and mortgage-backed securities portfolios.  A change in origination mix and/or the extending of the estimated life of mortgage-related assets may have an adverse impact on future net interest income or net interest margin.  Competition for checking, savings and money market deposits, important sources of lower-cost funds for TCF, is intense.  See “Market Risk – Interest-Rate Risk” and “Consolidated Financial Condition Analysis – Deposits” for further discussion on TCF’s interest rate risk position.

Consolidated Provision for Credit Losses

TCF provided $2.7 million and $8.5 million for credit losses in the third quarter and first nine months of 2003, respectively, down from $4.1 million and $17.9 million for the same periods in 2002.  Net loan and lease charge-offs were $1.7 million and $6.8 million, or .08% (annualized) and .11% (annualized) of average loans and leases, in the third quarter and first nine months of 2003, respectively, down from $3.1 million and $16.8 million, or .15% (annualized) and .28% (annualized) of average loans and leases for the same 2002 periods.  The decreases in the provision from 2002 primarily reflect the declines in net charge-offs.  See “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses” for further discussion on TCF’s allowance for loan and lease losses and net charge-offs.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting policy which involves a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The allowance for loan and lease losses totaled $78.7 million at September 30, 2003, compared with $77 million at December 31, 2002, and was 177% of non-accrual loans and leases compared with 176% at December 31, 2002.  See “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Significantly impacting consolidated non-interest income during the first nine months of 2003 were gains on sales of securities available for sale and losses on the termination of debt.

Fees and Service Charges

Fees and service charges increased $6.7 million, or 11.4%, to $65.8 million for the third quarter of 2003, compared with $59 million for the third quarter of 2002.  Fees and service charge revenues increased $19.3 million, or 11.8%, to $183 million for the first nine months of 2003, compared with $163.7 million for the same period in 2002.  These increases primarily reflect the impact of the investment in new branch expansion and the increase in the number of retail checking accounts.  At September 30, 2003, TCF had 1,423,702 checking accounts, up 86,000, or 6.4%, from September 30, 2002.

Debit Card Revenue

For the third quarter of 2003, debit card revenue totaled $12.9 million, up $829 thousand, or 6.9%, from the third quarter of 2002.  Debit card revenue increased $6.8 million or 20% to $40.9 million for the first nine months of 2003, compared with $34.1 million for the same period in 2002.  Debit card revenue includes interchange fees on the TCF Express Card.  As discussed in  “PART II – OTHER INFORMATION, Item 1. Legal Proceedings,” class action lawsuits were brought by various retail merchants against VISA® USA and MasterCard® challenging rules imposed by VISA and MasterCard governing the acceptance of debit and credit cards by merchants.  In the second quarter of 2003, VISA reached a settlement of the litigation with the various retail merchants, which resulted in lower interchange rates effective August 1, 2003 for those retail merchants only.  Rates on and after January 1, 2004 will be established from time to time reflecting competitive considerations.  Potential financial consequences of these developments to TCF depend on a number of factors, including the impact on check card volume and the interchange rates established on and after January 1, 2004.  As a result of the lowering of interchange rates on August 1, 2003, TCF’s overall interchange rate declined approximately 26% in the months of August and September 2003, which reduced debit card revenues by $2.6 million for the third quarter of 2003.  In response to the reduced interchange rates, TCF has modified certain of its vendor debit card processing and promotional contracts to partially offset the impact on net income of the lower debit card interchange rates.

ATM Revenue

For the third quarter and first nine months of 2003, ATM revenue was  $11.6 million and $33.2 million, respectively, down from $12 million and $34.6 million for the same 2002 periods.  The declines in ATM revenue in the third quarter and first nine months of 2003 were attributable to a decline in utilization of non-TCF machines by TCF customers as increased check card usage has reduced the need for cash by customers and declines in utilization of TCF’s machines by non-customers, as the number of alternative ATM machines has increased.  Additionally, as ATM site contracts are renewed, merchants have generally required a larger percentage of the fee charged to non-customers for use of TCF’s ATM’s.

The following table sets forth information about TCF’s ATM network and related cards:

	At or For the Three Months Ended September 30,		Change
(Dollars in thousands)	2003	2002	Amount	%

TCF Express Cards	1,505,712	1,358,492	147,220	10.8%
Other ATM Cards	146,158	155,814	(9,656)	(6.2)
Total EXPRESS TELLER® ATM cards outstanding	1,651,870	1,514,306	137,564	9.1

Number of EXPRESS TELLER® ATM’s	1,186	1,151	35	3.0

TCF Express Card
Average number of checking accounts with debit cards	1,211,306	1,113,298	98,008	8.8

Percentage of customers with Express Cards who were active users for the quarter ended:	54.3%	53.3%

Average number of transactions per month on active Express Cards for:
the quarter ended	12.7	11.8	.9	7.6
the nine months ended	12.4	11.6	.8	6.9

Sales volume for the quarter ended:
Off-line (Signature)	$907,738	$749,461	$158,277	21.1
On-line (PIN)	90,970	62,176	28,794	46.3
Total	$998,708	$811,637	$187,071	23.0

Percentage off-line	90.89%	92.34%

Transaction volume (000’s) for the quarter ended:
Off-line (Signature)	25,117	21,034	4,083	19.4
On-line (PIN)	2,520	1,745	775	44.4
Total	27,637	22,779	4,858	21.3

Percentage off-line	90.88%	92.34%

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $10.7 million and $35.7 million for the third quarter and first nine months of 2003, respectively, compared with $13.1 million and $39.8 million for the same 2002 periods.  Leasing and equipment finance revenues may fluctuate from quarter to quarter based on customer-driven factors not within the control of TCF.

Mortgage Banking Revenue

Mortgage banking revenue increased $12.7 million, and was $11.3 million in the third quarter of 2003, compared with a negative $1.4 million for the same 2002 period.  For the first nine months of 2003, mortgage banking revenue increased $1 million, and was $6.1 million, compared with $5.1 million for the same 2002 period.  The increase in mortgage banking revenue for the third quarter of 2003 resulted from increased loan originations, lower amortization and impairment of servicing rights of $8.7 million and increased gains on sales of loans of $4.5 million. For the first nine months of 2003, gains on sales of loans increased $22 million and were essentially offset by increased amortization and impairment of $22.3 million as TCF continued to experience strong refinance activity and record high prepayments in the servicing portfolio during the first nine months of 2003.  TCF’s mortgage banking operations funded $995.4 million and $2.7 billion in loans during the third quarter and first nine months of 2003, respectively, up from $749.4 million and $1.8 billion, respectively, for the same 2002 periods.  The percentage of these loans that were refinances was 75% and 78% for the third quarter and first nine months of 2003, respectively, compared with 64% and 61%, respectively, for the same periods in 2002.  Mortgage applications in process declined to  $354.6 million at September 30, 2003, down from $978.8 million at June 30, 2003, as refinancing activity slowed during the third quarter.  As a result of this decline, TCF expects lower mortgage loan fundings and gains on sales of loans in the fourth quarter of 2003.

The following table sets forth information about mortgage banking revenues:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2003	2002	$	%	2003	2002	$	%

Servicing income	$4,946	$5,358	$(412)	(7.7% )	$15,742	$14,849	$893	6.0%
Less mortgage servicing:
Amortization	4,147	6,349	(2,202)	(34.7)	20,293	15,031	5,262	35.0
Impairment	—	6,500	(6,500)	(100.0)	23,500	6,500	17,000	N.M.
Subtotal	4,147	12,849	(8,702)	(67.7)	43,793	21,531	22,262	103.4
Net servicing income (loss)	799	(7,491)	8,290	N.M.	(28,051)	(6,682)	(21,369)	N.M.
Gains on sales of loans	9,524	5,063	4,461	88.1	31,113	9,102	22,011	N.M.
Other income	981	1,055	(74)	(7.0)	3,084	2,691	393	14.6
Total mortgage banking revenue	$11,304	$(1,373)	$12,677	N.M.	$6,146	$5,111	$1,035	20.3

N.M.. Not meaningful

The following table sets forth further information about mortgage banking:

	At September 30,		At December 31,		Change
(Dollars in thousands)	2003		2002		$		%

Third party servicing portfolio	$5,168,205		$5,576,066		$(407,861)		(7.3)%
Weighted average note rate	6.02%		6.64%		(62	)bps	N.A.

Mortgage applications in process	$354,631		$532,012		$(177,381)		(33.3)

Capitalized mortgage servicing rights, net	$49,119		$62,644		$(13,525)		(21.6)

Mortgage servicing rights as a percentage of servicing portfolio	.95%		1.12%		(17	)bps	N.A.

Average service fee (basis points)	31.7	bps	32.9	bps	(1.2	)bps	N.A.

Mortgage servicing rights as a multiple of average service fee	3.0	X	3.4	X	(0.4	)X	N.A.

bps = basis points

N.A. Not applicable.

As noted above, mortgage banking revenues are impacted by the amount of amortization and impairment of mortgage servicing rights.  The capitalization, amortization and impairment of mortgage servicing rights are critical accounting policies for TCF and are subject to significant estimates.  These estimates are based upon loan types, note rates and prepayment assumptions for the overall portfolio.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights declines.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  During the first nine months of 2003, TCF recorded $26.5 million of permanent impairment on its capitalized mortgage servicing rights as a result of continued strong refinance activity and continued high prepayments in the servicing portfolio.  This permanent impairment write-down was offset with the valuation allowance on the capitalized mortgage servicing rights.  See Note 5 of Notes to the Consolidated Financial Statements for additional information concerning TCF’s mortgage servicing rights.  A key component in determining the fair value of mortgage servicing rights is the projected cash flows of the underlying loan portfolio.  TCF uses projected cash flows and related prepayment assumptions based on management’s best estimate of the remaining life of the loans.  The range in prepayment assumptions at September 30, 2003 and December 31, 2002 reflects management’s assumption of higher initial prepayments in early periods that decline over time and level off to a constant prepayment speed.  In light of the continued decline in interest rates since December 31, 2002, TCF lowered the weighted-average discount rate used in the determination of the fair value of mortgage servicing rights at September 30, 2003.  The tables below summarize, by interest rate tranche, the range of prepayment speed assumptions and also include the weighted average remaining life of the loans by interest rate tranche.

	September 30, 2003
(Dollars in thousands)		Prepayment Speed Assumption			Weighted Average Life (in Years)
Interest Rate Tranche	Unpaid Balance	High	Low	Weighted Average
0 to 5.50%	$1,600,738	23.1%	12.5%	13.1%	7.3
5.51 to 6.00%	1,330,170	36.4	19.8	20.8	5.1
6.01 to 6.50%	831,292	53.7	29.2	31.5	3.1
6.51 to 7.00%	827,115	64.2	34.9	38.4	2.3
7.01% and higher	578,890	70.2	38.1	42.5	1.8
	$5,168,205	36.6	19.9	21.0	4.6

	December 31, 2002
(Dollars in thousands)		Prepayment Speed Assumption			Weighted Average Life (in Years)
Interest Rate Tranche	Unpaid Balance	High	Low	Weighted Average
0 to 5.50%	$387,417	27.4%	9.9%	12.7%	7.4
5.51 to 6.00%	734,377	36.4	13.2	16.9	6.0
6.01 to 6.50%	1,183,572	44.8	16.2	20.8	4.8
6.51 to 7.00%	1,944,477	57.8	20.9	26.8	3.5
7.01% and higher	1,326,223	61.3	22.1	28.4	3.1
	$5,576,066	48.9	17.7	22.7	4.3

At September 30, 2003, the sensitivity of the fair value of mortgage servicing rights to a hypothetical immediate 10% and 25% adverse change in prepayment speed and discount rate assumptions is as follows:

(Dollars in millions)	At September 30, 2003	At December 31, 2002
Fair value of mortgage servicing rights	$54.6	$62.6
Weighted-average life (in years)	4.6	4.3
Weighted-average prepayment speed assumption (annual rate)	21.0%	22.7%
Weighted-average discount rate	7.0%	8.0%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(3.2)	$(3.8)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(7.2)	$(8.4)
Impact on fair value of 10% adverse change in discount rate assumptions	$(1.1)	$(1.5)
Impact on fair value of 25% adverse change in discount rate assumptions	$(2.7)	$(3.5)

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

Gains on sales of securities available for sale of $2.7 million were recognized on the sale of $82.2 million of mortgage-backed securities during the third quarter 2002.  There were no similar securities sales gains in the 2003 third quarter.  Gains on sales of securities available for sale of $32.8 million and $8.7 million, were recognized on the sales of $816.5 million and $346.7 million in mortgage-backed securities in the first nine months of 2003 and 2002, respectively.  During the first quarter of 2003, TCF utilized some of the proceeds of the securities sales to prepay $150 million of FHLB advances and recorded a loss on termination of debt of $6.6 million.  Also, as previously discussed, TCF prepaid an additional $804 million of fixed-rate FHLB advances and recorded losses on termination of debt of $37.8 million in the third quarter of 2003. These prepayments of fixed-rate FHLB advances will reduce future interest expense.  There were no similar prepayments of debt during the same periods in 2002.

During the first quarter of 2002, TCF recognized a gain of $2 million on the sale of one Michigan branch with $17.1 million in deposits.  No branch sales occurred during the first nine months of 2003.  TCF periodically sells branches that it considers underperforming or have limited growth potential and branches may also be subject to involuntary closure under certain circumstances, such as the termination of a license agreement by one of the supermarket chains in which TCF operates branches.

Consolidated Non-Interest Expense

Non-interest expense totaled $142.4 million for the third quarter of 2003, up 5.9% from $134.5 million for the same 2002 period.  For the first nine months of 2003, non-interest expense totaled $417.9 million, up 5% from $398 million for the same 2002 period.  Compensation and employee benefits expense totaled $75.6 million and $226.1 million for the 2003 third quarter and first nine months, respectively, up 3.9% and 3.7% from comparable periods in 2002.  Occupancy and equipment expense was $22.3 million and $65.4 million for the third quarter and first nine months of 2003, respectively, up $1.8 million and $4.1 million, respectively, from the same 2002 periods.  Advertising and promotions totaled $6.5 million and $19.3 million, up 15.9% and 15.3% for the 2003 third quarter and first nine months, respectively, from $5.6 million and $16.8 million for the same 2002 periods.  Other non-interest expense totaled $37.9 million and $107 million for the third quarter and first nine months of 2003, respectively, reflecting an increase of 6.7% and 5% from $35.5 million and $102 million for the same 2002 periods.  Higher levels of mortgage banking production and prepayment activity contributed to the increases in compensation and employee benefits expense and other non-interest expense for both the third quarter and first nine months of 2003.  The costs associated with TCF’s de novo expansion, 21 branches opened since September 30, 2002, also contributed to the increases in compensation and employee benefits, occupancy and equipment expense and other non-interest expense for both the third quarter and first nine months of 2003.  The increase in advertising and promotions expense is directly attributable to initiatives focused on the expansion and retention of TCF’s deposit customer base.  Deposit account losses (a component of other non-interest expense) totaled $5.7 million and $13.7 million, respectively, down from $5.9 million and $14.1 million for the same 2002 periods.

Income Taxes

TCF recorded income tax expense of $19.2 million and $83.7 million for the third quarter and first nine months of 2003, or 34.80% and 34.87% of income before income tax expense, respectively, compared with $31.8 million and $94.1 million, or 35.11% and 35.20%, respectively, of income before income tax expense, for the comparable 2002 periods.  The lower effective tax rate in 2003 primarily reflects the effect of lower state income taxes and benefits from increased investments in affordable housing partnerships.

TCF has Real Estate Investment Trusts (“REITs”) and related companies, that acquire, hold and manage mortgage assets and other authorized investments to generate income.  These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REITs must meet specific provisions of the Internal Revenue Code (“IRC”) to continue to qualify as a REIT.  Two specific provisions applicable to REITS are an income test and an asset test.  At least 75% of each REIT’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property.  Additionally, at least 75% of each REIT’s assets must be represented by real estate assets.  At September 30, 2003, TCF’s REITs met the applicable provisions of the IRC to qualify as REITs.  State laws may also impose limitations or restrictions on operations of the REITs and related companies.  These laws are subject to change.  If these companies fail to meet any of the required provisions of Federal and state tax laws or if the state tax laws change, TCF’s effective tax rate would increase.

The determination of current and deferred income taxes is a critical accounting policy which is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the differences between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards.  Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by Federal and state taxing authorities.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.  In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the current prevailing Federal and state income tax rates.  If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit through the Consolidated Statements of Income.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Investments

Total investments, which include interest-bearing deposits with banks, federal funds sold, FHLB stock, Federal Reserve Bank stock and other investments, were $75.6 million at September 30, 2003, down $78.1 million from December 31, 2002.  TCF is required to invest in FHLB stock in proportion to its level of mortgage assets and the level of borrowings from the FHLB.  The decrease in the FHLB stock balance of $78.2 million is primarily due to the implementation of new capital plans at two FHLB banks which resulted in a decrease in FHLB stock and a lower stock requirement due to the previously mentioned prepayment of $804 million in fixed-rate borrowings which resulted in FHLB stock redemptions.

Securities Available for Sale

The Company purchased $820.5 million of mortgaged-backed securities during the first nine months of 2003 with the majority, $812.2 million, purchased during the first quarter of 2003 to replace prepayments of residential real estate loans and mortgage-backed securities.  During the first nine months of 2002, TCF purchased $1.4 billion of mortgage-backed securities.  TCF sold $816.5 million and $346.7 million of mortgage-backed securities during the first nine months of 2003 and 2002, respectively.  At September 30, 2003, the unrealized gain on TCF’s securities available for sale portfolio was $21 million.  TCF may, from time to time, sell additional mortgage-backed securities, capture the gains before these securities prepay and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At September 30, 2003	At December 31, 2002	Change
(Dollars in thousands)			$	%
Consumer:
Home equity	$3,412,912	$2,955,644	$457,268	15.5%
Other secured	27,617	33,411	(5,794)	(17.3)
Unsecured	15,638	16,827	(1,189)	(7.1)
Total consumer	3,456,167	3,005,882	450,285	15.0
Commercial:
Commercial real estate:
Permanent	1,648,015	1,639,860	8,155.5
Construction and development	190,713	195,928	(5,215)	(2.7)
Total commercial real estate	1,838,728	1,835,788	2,940.2
Commercial business	426,694	440,074	(13,380)	(3.0)
Total commercial	2,265,422	2,275,862	(10,440)	(.5)
Leasing and equipment finance:
Equipment finance loans	306,476	289,558	16,918	5.8
Lease financings:
Direct financing leases	848,050	758,169	89,881	11.9
Sales-type leases	24,909	30,346	(5,437)	(17.9)
Lease residuals	33,725	35,375	(1,650)	(4.7)
Unearned income and deferred lease costs	(93,507)	(95,927)	2,420	2.5
Investment in leveraged leases	22,441	21,519	922	4.3
Total lease financings	835,618	749,482	86,136	11.5
Total leasing and equipment finance	1,142,094	1,039,040	103,054	9.9
Total consumer, commercial and leasing and equipment finance	6,863,683	6,320,784	542,899	8.6
Residential real estate	1,283,640	1,800,344	(516,704)	(28.7)
Total loans and leases	$8,147,323	$8,121,128	$26,195.3

The following table sets forth information about loans and leases by state, excluding loans held for sale:

	At September 30, 2003
(Dollars in thousands)	Consumer	Commercial	Leasing and Equipment Finance	Residential Real Estate	Total
Minnesota	$1,346,952	$670,392	$64,624	$604,004	$2,685,972
Michigan	614,972	693,669	84,527	343,141	1,736,309
Illinois	901,962	341,363	40,762	262,112	1,546,199
Wisconsin	365,801	318,715	30,743	34,369	749,628
Colorado	172,190	550	24,515	1,265	198,520
California	330	36,495	130,570	—	167,395
Florida	13,088	8,783	59,706	759	82,336
Ohio	6,794	22,093	42,448	9,228	80,563
Texas	691	1,377	68,392	1,719	72,179
Other	33,387	171,985	595,807	27,043	828,222
Total	$3,456,167	$2,265,422	$1,142,094	$1,283,640	$8,147,323

Approximately 70% of the home equity loan portfolio at September 30, 2003 consisted of closed-end loans, compared with 69% at December 31, 2002.   In addition, 58% of this portfolio at September 30, 2003 carries a variable interest rate, compared with 62% at December 31, 2002.  As of September 30, 2003, $1.5 billion of the variable rate consumer loans were at their interest rate floors.  These loans will remain at their interest rate floor until interest rates rise above the floor rates.  An increase in the TCF base rate of 100 basis points would result in the repricing of $1.2 billion of variable rate consumer loans currently at their floor rates.  A 200 basis point increase in the TCF base rate would result in a total of $1.3 billion of these loans repricing at interest rates above their current floor rate.  At September 30, 2003, the weighted average loan-to-value ratio for the home equity portfolio was 73%, compared with 72% at December 31, 2002.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At September 30, 2003			At December 31, 2002
Loan-to-Value Ratios (1):	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance
Over 100% (2)	$42,653	1.3%	2.00%	$53,916	1.8%	2.17%
Over 90% to 100%	355,118	10.4	.88	384,988	13.0	.80
Over 80% to 90%	1,264,052	37.0	.44	1,028,207	34.8	.62
80% or less	1,751,089	51.3	.72	1,488,533	50.4	.52
Total	$3,412,912	100.0%	.65	$2,955,644	100.0%	.62

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

The following tables summarize TCF’s commercial real estate loan portfolio by property type:

	At September 30, 2003			At December 31, 2002
(Dollars in thousands)	Permanent	Construction and Development	Total	Permanent	Construction and Development	Total
Apartments	$515,591	$33,690	$549,281	$479,703	$5,052	$484,755
Office buildings	361,164	24,654	385,818	356,814	11,588	368,402
Retail services	291,554	7,657	299,211	279,587	23,149	302,736
Warehouse/ industrial buildings	182,702	2,701	185,403	184,073	1,456	185,529
Hotel and motels	107,712	44,785	152,497	107,905	41,118	149,023
Health cares facilities	37,553	15,759	53,312	36,250	11,220	47,470
Other	151,739	61,467	213,206	195,528	102,345	297,873
Total	$1,648,015	$190,713	$1,838,728	$1,639,860	$195,928	$1,835,788

	At September 30, 2003		At December 31, 2002
(Dollars in thousands)	Balance	Over 30-Day Delinquency as a Percentage of Balance	Balance	Over 30-Day Delinquency as a Percentage of Balance
Apartments	$549,281	—%	$484,755.07%
Office buildings	385,818	—	368,402.44
Retail services	299,211	—	302,736.02
Warehouse/industrial buildings	185,403	—	185,529	2.61
Hotel and motels	152,497	—	149,023	—
Health care facilities	53,312	—	47,470	—
Other	213,206.95		297,873	—
Total	$1,838,728.11		$1,835,788.37

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets.  With a focus on secured lending, at September 30, 2003, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or underlying business assets.   At September 30, 2003 the construction and development portfolio had one loan over 30-days delinquent.  There were no construction and development loans over 30-days delinquent at December 31, 2002.  At September 30, 2003, approximately 90% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.  As of September 30, 2003, $383.6 million of variable rate commercial loans were at their interest rate floors.  These loans will remain at their interest rate floor until interest rates rise above the floor rates.  An increase in the associated base rates of 100 basis points would result in the repricing of $313.9 million of variable rate commercial loans currently at their floor rates.  A 200 basis point increase in interest rates would result in a total of $375.3 million of these loans repricing at interest rates above their current floor rates.

The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type:

(Dollars in thousands)	At September 30, 2003			At December 31, 2002
Marketing Segment	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance
Middle market (1)	$554,170	48.5%	.88%	$363,568	35.0%	1.26%
Winthrop (2)	236,428	20.7	—	266,709	25.7	—
Wholesale (3)	146,896	12.9	1.52	181,038	17.4	.42
Small ticket (4)	113,637	9.9	.72	105,489	10.1	.41
Leveraged leases	22,441	2.0	—	21,519	2.1	—
Subtotal	1,073,572	94.0	.74	938,323	90.3	.61
Truck and trailer (5)	68,522	6.0	6.31	100,717	9.7	4.72
Total	$1,142,094	100.0%	1.04	$1,039,040	100.0%	1.00

(1)               Middle market consists primarily of loan and lease financing of construction and manufacturing equipment and specialty vehicles.

(2)               Winthrop’s portfolio consists primarily of technology and data processing equipment.

(3)               Wholesale includes the discounting and purchasing of lease receivables sourced by third party lessors.

(4)               Small ticket includes loan and lease financings to small— and mid-size companies through programs with vendors, manufacturers, distributors and franchise organizations.  Individual contracts generally range from $25 thousand to $250 thousand.

(5)               TCF discontinued originations in the truck and trailer marketing segment during 2001.  TCF will continue to provide financing on trucks and trailers to customers in the middle market segment for use in their businesses which are unrelated to the over-the-road trucking industry.  See the portfolio summary by equipment type below for TCF’s total financing of trucks and trailers.

(Dollars in thousands)	At September 30, 2003		At December 31, 2002
Equipment Type	Balance	Percent of Total	Balance	Percent of Total
Technology and data processing	$258,048	22.6%	$291,091	28.0%
Specialty vehicles	223,271	19.5	149,997	14.4
Manufacturing	185,054	16.2	140,014	13.5
Construction	122,056	10.7	87,857	8.5
Trucks and trailers	97,694	8.5	113,587	10.9
Furniture and fixtures	55,848	4.9	62,153	6.0
Printing	37,467	3.3	31,181	3.0
Medical	25,172	2.2	23,378	2.2
Material handling	27,003	2.4	24,749	2.4
Aircraft	23,933	2.1	23,420	2.3
Other	86,548	7.6	91,613	8.8
Total	$1,142,094	100.0%	$1,039,040	100.0%

The leasing and equipment finance portfolio increased $103.1 million from December 31, 2002 and included the purchase of a $58.7 million specialty vehicles portfolio in the third quarter of 2003.  The leasing and equipment finance portfolio tables above include lease residuals.  Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction.  At September 30, 2003, lease residuals, excluding leveraged lease residuals, totaled $33.7 million, down from $35.4 million at December 31, 2002.  The lease residuals on leveraged leases are included in investments in leveraged leases and totaled $18.7 million at September 30, 2003, unchanged from December 31, 2002.  Lease residual values are initially determined at the inception of the lease and reviewed on an ongoing basis and any downward revisions are recorded in the periods in which they become known.

Included in the investment in leveraged leases, at September 30, 2003, is $19.6 million for a 100% equity interest in a Boeing 767-300 aircraft on lease to Delta Airlines in the United States.  The lessee is current on the lease payments and the lease expires in 2010.  This lease represents TCF’s only material direct exposure to the commercial airline industry.  Total loan and lease originations and purchases for TCF’s leasing businesses were $446.3 million for the first nine months of 2003, compared with $377.1 million for the same 2002 period.  The backlog of approved transactions increased to $158.8 million at September 30, 2003, from $140.8 million at December 31, 2002.  TCF’s expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.  TCF Leasing has originated most of its portfolio during recent periods, and consequently the performance of this portfolio may not be reflective of future results and credit quality.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves estimates and management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $78.7 million appropriate to cover losses inherent in the loan and lease portfolios as of September 30, 2003.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are greater in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

The following table sets forth information detailing the allowance for loan and lease losses and selected statistics:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2003		2002		2003		2002
Balance at beginning of period	$77,696		$75,182		$77,008		$75,028
Charge-offs	(2,507)		(4,159)		(9,257)		(20,116)
Recoveries	819		1,063		2,420		3,306
Net charge-offs	(1,688)		(3,096)		(6,837)		(16,810)
Provision charged to operations	2,658		4,071		8,495		17,939
Balance at end of period	$78,666		$76,157		$78,666		$76,157

Ratio of annualized net loan and lease charge-offs to average loans and leases outstanding	.08%		.15%		.11%		.28%
Period end allowance as a percentage of total loans and leases	.97%		.94%		.97%		.94%
Period end allowance as a percentage of loans and leases excluding residential real estate loans	1.13%		1.22%		1.13%		1.22%
Period end allowance as a multiple of annualized net charge-offs	11.7	X	6.1	X	8.6	X	3.4	X

The allocation of TCF’s allowance for loan and lease losses, including general and specific loss allocations, is as follows:

	At September 30, 2003			At December 31, 2002
(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Portfolio
Consumer	$8,537	$3,456,167.25%		$8,532	$3,005,882.28%
Commercial real estate	25,327	1,838,728	1.38	22,176	1,835,788	1.21
Commercial business	12,326	426,694	2.89	15,910	440,074	3.62
Leasing and equipment finance	15,312	1,142,094	1.34	12,881	1,039,040	1.24
Unallocated	16,139	—	N.A.	16,139	—	N.A.
Subtotal	77,641	6,863,683	1.13	75,638	6,320,784	1.20
Residential real estate	1,025	1,283,640.08		1,370	1,800,344.08
Total	$78,666	$8,147,323.97		$77,008	$8,121,128.95

N.A.  Not applicable.

The allocated allowance balances for TCF’s residential and consumer loan portfolios, at September 30, 2003, reflect the Company’s credit quality and related low level of net loan charge-offs for these portfolios.  The allocated allowances for the loan and lease portfolios do not reflect any significant changes in estimation methods or assumptions.

Net loan and lease charge-offs were $1.7 million and $6.8 million, or ..08% (annualized) and .11% (annualized), of average loans and leases outstanding in the third quarter and first nine months of 2003, respectively, down from $3.1 million and $16.8 million, or .15% (annualized) and .28% (annualized), of average loans and leases for the same periods of 2002 and down from $3.2 million or .16% (annualized) of average loans and leases for the second quarter of 2003.  The decline in net charge-offs during the third quarter of 2003 and first nine months of 2003 from the same 2002 periods is the result of reductions in leasing and equipment finance, commercial and commercial real estate and consumer charge-offs.

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended				Nine Months Ended
	September 30, 2003		September 30, 2002		September 30, 2003		September 30, 2002
(Dollars in thousands)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs	% of Average Loans and Leases (1)	Net Charge-offs	% of Average Loans and Leases (1)
Consumer	$685.08%		$1,023.15%		$2,187.09%		$2,876.15%
Commercial real estate	60.01		69.02		42	—	2,138.16
Commercial business	38.03		407.37		735.22		5,598	1.70
Leasing and equipment finance:
Middle market	336.26		347.47		1,588.48		719.43
Winthrop	(9)	(.01)	48.07		64.03		110.05
Wholesale	27.07		1,036	2.16	340.28		1,998	1.35
Small ticket	468	1.63	(94)	(.39)	1,167	1.43	555.61
Leveraged leases	—	—	—	—	—	—	—	—
Subtotal	822.31		1,337.60		3,159.43		3,382.52
Truck and trailer	12.07		230.78		670	1.06	2,792	2.91
Total leasing and equipment finance	834.30		1,567.62		3,829.47		6,174.84
Subtotal	1,617.10		3,066.21		6,793.14		16,786.39
Residential real estate	71.02		30.01		44	—	24	—
Total	$1,688.08		$3,096.15		$6,837.11		$16,810.28

(1) Annualized.

Non-Performing Assets

Non-performing assets, consisting of non-accrual loans and leases and other real estate owned totaled $66.3 million, or .82% of net loans and leases, at September 30, 2003, compared with $70.2 million, or .87% of net loans and leases, at December 31, 2002.  Approximately 51% of non-performing assets at September 30, 2003 consisted of, or were secured by, residential real estate.  Non-performing assets are summarized in the following table:

(Dollars in thousands)	At September 30, 2003	At December 31, 2002	$ Change
Non-accrual loans and leases:
Consumer	$13,650	$11,163	$2,487
Commercial real estate	2,643	3,213	(570)
Commercial business	3,162	4,777	(1,615)
Leasing and equipment finance, net	19,502	17,127	2,375
Residential real estate	4,677	5,798	(1,121)
Total non-accrual loans and leases, net	43,634	42,078	1,556
Non-recourse discounted lease rentals	699	1,562	(863)
Total non-accrual loans and leases, gross	44,333	43,640	693
Other real estate owned:
Residential real estate	15,596	16,479	(883)
Commercial real estate	6,383	10,093	(3,710)
Total other real estate owned	21,979	26,572	(4,593)
Total non-performing assets, gross	$66,312	$70,212	$(3,900)
Total non-performing assets, net	$65,613	$68,650	$(3,037)

Gross non-performing assets as a percentage of net loans and leases	.82%	.87%
Gross non-performing assets as a percentage of total assets	.59%	.58%

Included in non-performing assets are loans that are considered impaired. The recorded investment in impaired loans was $10.9 million at September 30, 2003, down from $12.1 million at December 31, 2002.  The related allowance for loan losses was $4.6 million at September 30, 2003, compared with $5.5 million at December 31, 2002.  All of the impaired loans were on non-accrual status.  There were no impaired loans at September 30, 2003 or December 31, 2002 which did not have a related allowance for loan losses.  The average recorded investment in impaired loans during the three months ended September 30, 2003 was $10.1 million, compared with $12.9 million during the three months ended December 31, 2002.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined using the contractual method.

	At September 30, 2003		At December 31, 2002
(Dollars in thousands)	Principal Balances	Percentage of Loans and Leases	Principal Balances	Percentage of Loans and Leases
Accruing loans and leases delinquent for:
30-59 days		$27,870.34%		$24,683.31%
60-89 days	9,956.12		16,557.20
90 days or more	9,464.12		5,084.06
Total		$47,290.58%		$46,324.57%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type:

	At September 30, 2003		At December 31, 2002
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio

Consumer	$22,558.66%		$19,067.64%
Commercial real estate	2,005.11		6,835.37
Commercial business	120.03		555.13
Leasing and equipment finance	11,718	1.04	10,159	1.00
Residential real estate	10,889.85		9,708.54
Total	$47,290.58		$46,324.57

TCF’s over 30-day delinquency on total commercial real estate decreased to .11% at September 30, 2003 from .37% at December 31, 2002.  The decrease in delinquencies in the commercial real estate portfolio was primarily due to one customer who brought their loans current in the first quarter of 2003.

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $69.1 million of loans and leases at September 30, 2003, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $83.4 million at December 31, 2002.  These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows:

	At September 30,	At December 31,	Change
(Dollars in thousands)	2003	2002	$	%

Consumer	$4,500	$4,500	$—	—%
Commercial real estate	31,460	30,132	1,328	4.4
Commercial business	13,247	33,408	(20,161)	(60.3)
Leasing and equipment finance	19,931	15,314	4,617	30.1
Total	$69,138	$83,354	$(14,216)	(17.1)

At September 30, 2003, commercial business potential problem loans were down $20.2 million from December 31, 2002 primarily due to paydowns received.  Leasing and equipment finance potential problem loans and leases include leases of $1.2 million and $1.8 million funded on a non-recourse basis at September 30, 2003 and December 31, 2002, respectively.  Leasing and equipment finance potential problem loans increased $4.6 million due primarily to the addition of two accounts, neither one of which was over 30-days delinquent at September 30, 2003.

Deposits

Checking, savings and money market deposits are an important source of low cost funds and fee income for TCF.   Deposits totaled $7.7 billion at September 30, 2003, up $2.6 million from December 31, 2002.  Lower interest-cost checking, savings and money market deposits totaled $6.1 billion, up $324.6 million from December 31, 2002, and comprised 79.3% of total deposits at September 30, 2003, compared with 75.1% of total deposits at December 31, 2002.  Average annualized fee revenue per retail checking account for the first nine months ended September 30, 2003 was $233, compared with $214 for the comparable period ended September 30, 2002.  Higher interest-cost certificates of deposit decreased $322 million from December 31, 2002, as other lower-cost funding sources were available to TCF.  TCF’s weighted-average rate for deposits, including non-interest-bearing deposits, was .56% at September 30, 2003, down from 1.02% at December 31, 2002.

New Branch Expansion

Key to TCF’s growth is its investment in new branch expansion.  New branches are an important source of new customers in both deposit products and consumer lending products.  While supermarket branches continue to play an important role in TCF’s expansion strategy, the opportunity to add new supermarket branches within TCF’s markets has slowed.  Therefore, TCF has continued new branch expansion by opening more traditional branches.  Although traditional branches require a higher initial investment than supermarket branches, they ultimately attract more customers and become more profitable.  During 2003, TCF has opened nine new branches and plans to open ten more new branches in the fourth quarter of 2003.  The focus on opening new branches will continue in 2004, with the planned opening of 28 branches, including 22 new traditional branches and 6 new supermarket branches.

Of TCF's 396 branches, 229, or 58%, were newly opened since January 1, 1998.  Additional information regarding TCF’s branches opened since January 1, 1998 is displayed in the table below:

	At or For the Nine Months Ended September 30,		Increase
(Dollars in thousands)	2003	2002	(Decrease)	% Change
Number of new branches*
Traditional	35	21	14	66.7%
Supermarket	194	187	7	3.7
Total	229	208	21	10.1

Number of checking accounts	461,526	387,878	73,648	19.0
Deposits:
Checking	$589,035	$435,910	$153,125	35.1
Savings	395,134	390,757	4,377	1.1
Money market	69,783	72,279	(2,496)	(3.5)
Subtotal	1,053,952	898,946	155,006	17.2
Certificates	127,478	158,454	(30,976)	(19.5)
Total deposits	$1,181,430	$1,057,400	$124,030	11.7

Total fees and other revenue (quarter ended)	$33,517	$28,517	$5,000	17.5
Total fees and other revenue (year-to-date)	$93,357	$77,963	$15,394	19.7

*  New branches opened since January 1, 1998.

Borrowings

Borrowings totaled $2.2 billion at September 30, 2003, down $866.6 million from year-end 2002.  The decrease was primarily due to decreases in residential real estate loans and mortgage-backed securities which reduces TCF’s reliance on borrowings.  As discussed previously, in the third quarter of 2003, TCF prepaid $804 million of fixed-rate borrowings.  These borrowings had an average remaining maturity of 13 months and were replaced primarily with $787 million of fixed-rate borrowings with an average maturity of 12 months.  Included in long-term borrowings at September 30, 2003, are $770.5 million of fixed-rate FHLB advances and repurchase agreements with other financial institutions which are callable by the counterparty at par on certain anniversary dates and, for most, quarterly thereafter until maturity.  If called, replacement funding will be provided by the counterparties at the then-prevailing short-term market rate of interest for the remaining term-to-maturity of the advances and repurchase agreements, subject to standard terms and conditions.  The weighted-average rate on borrowings decreased to 3.37% at September 30, 2003, from 4.43% at December 31, 2002.  TCF Financial Corporation has a $105 million bank line of credit agreement maturing in April 2004, which is unsecured and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  At September 30, 2003, TCF had $24 million outstanding on this bank line of credit, which was included in short-term borrowings.

See Note 6 of Notes to Consolidated Financial Statements for additional information concerning TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At September 30, 2003, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows:

(Dollars in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Total borrowings	$2,243,725	$950,892	$769,835	$100,461	$422,537
Annual rental commitments under non-cancelable operating leases	166,375	21,959	51,711	22,466	70,239
	$2,410,100	$972,851	$821,546	$122,927	$492,776

(Dollars in thousands)	Amount of Commitment - Expiration by Period
Other Commitments	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Commitments to lend:
Consumer	$1,316,070	$21,766	$17,421	$18,040	$1,258,843
Commercial	592,355	445,347	132,270	4,404	10,334
Leasing and equipment finance	55,592	55,592	—	—	—
Other	44,253	44,253	—	—	—
Total commitments to lend	2,008,270	566,958	149,691	22,444	1,269,177
Loans serviced with recourse	134,542	3,313	7,255	6,796	117,178
Standby letters of credit	21,738	18,270	2,983	485	—
	$2,164,550	$588,541	$159,929	$29,725	$1,386,355

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

Loans serviced with recourse represent a contingent guarantee based upon the failure to perform by another party.  These loans consist of $129.2 million of Veterans Administration (“VA”) loans and $5.3 million of loans sold with recourse to the Federal National Mortgage Association (“FNMA”).  As is typical of a servicer of VA loans, TCF must cover any principal loss in excess of the VA’s guarantee if the VA elects its “no-bid” option upon the foreclosure of a loan.  TCF has established a liability of $100 thousand relating to the VA “no-bid” exposure on VA loans serviced with partial recourse at September 30, 2003 which was recorded in other liabilities.  No claims have been made under the “no-bid” option during 2003 or 2002.  Loans sold with recourse to FNMA represent residential real estate loans sold to FNMA prior to 1982.  TCF no longer sells loans on a recourse basis, and thus has limited the amount of loans subject to this contingent guarantee.  The contingent guarantee related to both types of recourse remains in effect for the duration of the loans and thus expires in various years through the year 2033.  All loans sold with recourse are collateralized by residential real estate.  Since conditions under which TCF would be required either to cover any principal loss in excess of the VA’s guarantee or repurchase the loan sold to FNMA may not materialize, the actual cash requirements are expected to be less than the amount provided in the table above.

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

Stockholders’ Equity

Stockholders’ equity at September 30, 2003 was $932 million, or 8.28% of total assets, down from $977 million, or 8% of total assets, at December 31, 2002.  TCF repurchased 2.6 million shares of its common stock during the first nine months of 2003 at an average cost of $40.82 per share.  On July 21, 2003, TCF’s Board of Directors authorized the repurchase of up to an additional 5% of TCF’s common stock, or 3.6 million shares.  At September 30, 2003, TCF had 4.5 million shares remaining in its stock repurchase program authorized by its Board of Directors.  Since January 1, 1998, the Company has repurchased 24.3 million shares of its common stock at an average cost of $32.70 per share.  For the first nine months of 2003, average total equity to average assets was 8% compared with 7.91% for the year ended December 31, 2002.  On October 20, 2003, TCF declared a regular quarterly dividend of 32.5 cents per common share, payable on November 28, 2003 to shareholders of record as of November 7, 2003.  TCF does not have any trust preferred securities or other quasi-equity instruments.

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

TCF’s one-year interest rate gap was a positive $500.1 million, or 4% of total assets, at September 30, 2003, compared with a positive $1.1 billion, or 9% of total assets at June 30, 2003 and December 31, 2002.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing. The decrease in the one-year interest rate gap is primarily the result of the slowing of forecasted future prepayments of fixed-rate mortgage-backed securities and residential real estate loans driven by the increase in interest rates in recent months.  Also contributing to the decrease was the prepayment of long-term borrowings, net of an additional $200 million of 18-month fixed-rate borrowings during the third quarter of 2003.

TCF’s balance sheet is generally positioned to benefit from rising interest rates due to a positive interest rate gap position.  TCF would also likely benefit from an increase in interest rates as this might signify that economic conditions are improving.  The favorable impact of an increase in interest rates on net interest income would be partially diminished by the fact that at September 30, 2003, $1.5 billion of variable rate consumer loans and $383.6 million of variable rate commercial loans were at their interest rate floors.  These loans will remain at their interest rate floors until interest rates rise above the floor rates.  An increase in the TCF base rate of 100 basis points would result in the repricing of $1.2 billion of variable rate consumer loans and $313.9 million of variable rate commercial loans currently at their floor rates.  A 200 basis point increase in the TCF base rate would result in a total of $1.3 billion and $375.3 million, respectively, of these loans repricing at interest rates above their current floor rates.  Additionally, increases in interest rates could have an adverse impact on TCF’s checking account balances, if customers transfer some of these funds to higher interest rate deposit products or other investments and would likely result in an increase in the cost of interest-bearing deposits.  An increase in interest rates would affect TCF’s fixed-rate/variable-rate product origination mix and origination volumes and would likely slow prepayments.

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

The one-year interest rate gap could be significantly affected by external factors such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, a general rise or decline in interest rates, and the possibility that TCF’s counterparties will exercise their option to call certain of TCF’s longer-term callable borrowings.  Decisions by management to purchase or sell assets or to retire debt could change the maturity/repricing and spread relationships.  In addition, TCF’s interest-rate risk may increase during periods of rising interest rates due to slower prepayments on fixed-rate loans and mortgage-backed securities.  TCF estimates that a 100 basis point increase in interest rates would slow prepayments on the $2.9 billion of mortgage-backed securities and residential real estate loans at September 30, 2003 by approximately $450 million, or 50%.  A slowing in prepayments would increase the estimated life of the mortgage-backed securities and residential real estate loan portfolios and may adversely impact net interest income or net interest margin in the future.

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

The provisions of FIN No. 46 are applicable to variable interests in VIEs created after January 31, 2003.  Variable interests in VIEs created before February 1, 2003, are subject to the provisions of FIN No. 46 no later than the end of the first interim or annual period ending after December 15, 2003.  TCF adopted FIN No. 46 on July 1, 2003.  There was no impact on TCF’s financial statements upon adoption of this interpretation.  The Company has not created or obtained a variable interest in any VIEs since January 31, 2003.

TCF has two investments in affordable housing partnerships which are considered VIEs, but are not required to be consolidated.  As of September 30, 2003, the carrying amount of these two investments, which were made in May and October of 2002, was $25 million and was recorded in other assets.  This amount included $7.8 million of unconditional unfunded equity contributions which are recorded in other liabilities.  TCF has no conditional funding obligations related to these two investments.  Thus the maximum exposure to loss is $25 million at September 30, 2003, however, the general partner of these limited partnerships provides various guarantees to TCF including guaranteed minimum returns.  These guarantees are backed by a AAA credit-rated company and significantly limit any risk of loss.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement is generally effective for contracts entered into or modified and hedging relationships designated after June 30, 2003.  There was no impact on TCF’s financial statements as a result of the adoption of this Statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity.  It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  There was no significant impact on TCF’s financial statements upon adoption of this Statement.

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

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“the Act”) was signed into law by the President of the United States.  The Act provides for sweeping changes dealing with corporate governance, accounting practices and disclosure requirements for public companies, and also for their directors and officers.  Section 302 of the Act, entitled “Corporate Responsibility for Financial Reports,” required the SEC to adopt rules to implement certain requirements noted in the Act and it did so effective August 29, 2002.  The new rules require a company’s chief executive and chief financial officers to certify the financial and other information included in the company’s quarterly and annual reports.  The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes in disclosure controls or internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.  These certifications called for under Section 302 of the Act are filed as an exhibit to this report.  See “Controls and Procedures” for TCF’s evaluation of disclosure controls and procedures.  TCF is also furnishing as an exhibit to this report certificates called for under Section 906 of the Act.

On June 5, 2003, the SEC published its final rules on Section 404 of the Act requiring public companies to complete an annual assessment of the effectiveness of internal control over financial reporting.  The rules are effective in 2004 and a management report must be included in the 2004 Form 10-K describing management’s responsibility for establishing and maintaining adequate internal control over financial reporting and its assessment of the effectiveness of such controls as of year-end.  The Company’s independent auditors will also be required to complete an attestation report on management’s assessment.

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

Forward-Looking Information

This report and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.   In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.   Forward-looking statements deal with matters that do not relate strictly to historical facts.   TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.   These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, which could be impacted by lower prepayment rates in a period of rising interest rates; deposit outflows; ability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; the risk that TCF could be unable to effectively manage the volatility of its mortgage banking business, which could adversely affect earnings; results of litigation, including reductions in debit card revenues resulting from settlement of litigation brought by Wal-Mart and other retail merchants against VISA® USA, or other significant uncertainties. Investors should consult TCF’s Annual Report to Shareholders and periodic reports on Forms 10-Q, 10-K and 8-K for additional important information about the Company.

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer and its Controller and Assistant Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2003, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the third quarter of 2003.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per-share data)	At Sept. 30, 2003	At June 30, 2003	At March 31, 2003	At Dec. 31, 2002	At Sept. 30, 2002	At June 30, 2002	At March 31, 2002

SELECTED FINANCIAL CONDITION DATA:
Securities available for sale	$1,604,282	$1,980,830	$2,442,724	$2,426,794	$2,252,786	$1,965,664	$1,556,798
Residential real estate loans	1,283,640	1,393,183	1,568,430	1,800,344	1,975,481	2,249,365	2,458,431
Subtotal	2,887,922	3,374,013	4,011,154	4,227,138	4,228,267	4,215,029	4,015,229
Other loans and leases	6,863,683	6,705,169	6,485,179	6,320,784	6,106,818	5,879,607	5,693,330
Total assets	11,253,906	11,807,764	12,127,272	12,202,069	11,970,331	11,527,351	11,170,583
Deposits	7,712,603	7,979,737	7,965,338	7,709,988	7,660,497	7,556,626	7,293,972
Borrowings	2,243,725	2,506,039	2,767,890	3,110,295	2,955,295	2,702,133	2,610,712
Stockholders’ equity	931,968	952,069	971,413	977,020	950,290	920,088	921,847

	Three Months Ended
	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002

SELECTED OPERATIONS DATA:
Interest income	$156,482	$164,004	$172,114	$182,352	$182,406	$184,234	$184,371
Interest expense	36,605	44,240	49,702	55,729	58,637	59,925	59,847
Net interest income	119,877	119,764	122,412	126,623	123,769	124,309	124,524
Provision for credit losses	2,658	3,127	2,710	4,067	4,071	4,714	9,154
Net interest income after provision for credit losses	117,219	116,637	119,702	122,556	119,698	119,595	115,370
Non-interest income:
Fees and other revenues	118,089	101,003	96,835	106,346	102,837	102,032	95,049
Gains on sales of securities available for sale	—	11,695	21,137	2,830	2,662	—	6,044
Gains (losses) on termination of debt	(37,769)	—	(6,576)	—	—	—	—
Gains on sales of branches	—	—	—	—	—	—	1,962
Total non-interest income	80,320	112,698	111,396	109,176	105,499	102,032	103,055
Non-interest expense	142,382	136,733	138,750	141,251	134,485	132,130	131,422
Income before income tax expense	55,157	92,602	92,348	90,481	90,712	89,497	87,003
Income tax expense	19,193	32,311	32,221	30,705	31,845	31,526	30,686
Net income	$35,964	$60,291	$60,127	$59,776	$58,867	$57,971	$56,317

Per common share:
Basic earnings	$.51	$.85	$.83	$.83	$.81	$.78	$.75
Diluted earnings	$.51	$.85	$.83	$.82	$.80	$.78	$.75
Dividends declared	$.325	$.325	$.325	$.2875	$.2875	$.2875	$.2875

FINANCIAL RATIOS:
Return on average assets (1)	1.24%	2.04%	1.99%	1.97%	2.03%	2.04%	2.01%
Return on average common equity (1)	15.77	25.17	24.70	25.17	25.53	25.36	24.68
Average total equity to average assets	7.89	8.11	8.06	7.82	7.96	8.03	8.15
Net interest margin (1)	4.57	4.45	4.45	4.59	4.68	4.76	4.83

(1)  Annualized.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Nine Months Ended September 30,
	2003			2002
(Dollars in thousands)	Average Balance	Interest (1)	Yields and Rates (2)	Average Balance	Interest (1)	Yields and Rates (2)
Assets:
Investments	$110,237	$3,726	4.51%	$155,068	$5,205	4.48%
Securities available for sale (3)	2,021,036	83,826	5.53	1,741,933	83,948	6.43
Loans held for sale	532,101	16,919	4.24	398,952	15,972	5.34
Loans and leases:
Consumer	3,206,777	159,314	6.62	2,638,578	154,459	7.81
Commercial real estate	1,847,455	82,577	5.96	1,727,771	88,640	6.84
Commercial business	452,820	14,582	4.29	437,854	17,429	5.31
Leasing and equipment finance	1,074,912	61,594	7.64	985,640	64,398	8.71
Subtotal	6,581,964	318,067	6.44	5,789,843	324,926	7.48
Residential real estate	1,502,642	70,062	6.22	2,356,568	120,960	6.84
Total loans and leases (4)	8,084,606	388,129	6.40	8,146,411	445,886	7.30
Total interest-earning assets	10,747,980	492,600	6.11	10,442,364	551,011	7.04
Other assets (5)	1,070,006			953,504
Total assets	$11,817,986			$11,395,868

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits	$2,243,970			$1,839,064
Interest-bearing deposits:
Checking	1,048,907	735.09		905,104	1,167	.17
Savings	1,858,409	7,516.54		1,482,884	11,391	1.02
Money market	894,305	3,624.54		930,817	7,785	1.12
Subtotal	3,801,621	11,875.42		3,318,805	20,343	.82
Certificates	1,789,377	33,930	2.53	2,159,639	53,763	3.32
Total interest-bearing deposits	5,590,998	45,805	1.09	5,478,444	74,106	1.80
Total deposits	7,834,968	45,805.78		7,317,508	74,106	1.35
Borrowings:
Short-term borrowings	695,008	6,520	1.25	488,454	6,625	1.81
Long-term borrowings	1,920,269	78,222	5.43	2,282,123	97,678	5.71
Total borrowings	2,615,277	84,742	4.32	2,770,577	104,303	5.02
Total interest-bearing liabilities	8,206,275	130,547	2.12	8,249,021	178,409	2.88
Total deposits and borrowings	10,450,245	130,547	1.67	10,088,085	178,409	2.36
Other liabilities (5)	421,862			399,955
Total liabilities	10,872,107			10,488,040
Stockholders’ equity (5)	945,879			907,828
Total liabilities and stockholders’ equity	$11,817,986			$11,395,868

Net interest income and margin		$362,053	4.49%		$372,602	4.76%

(1)  Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $392,000 and $217,000 was recognized during the nine months ended September 30, 2003 and 2002, respectively.

(2)  Annualized.

(3)  Average balance and yield of securities available for sale are based upon the historical amortized cost.

(4)  Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)  Average balance is based upon month-end balances.

PART II — OTHER INFORMATION

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

Class action lawsuits were brought by various retail merchants against VISA® USA and MasterCard® challenging rules imposed by VISA and MasterCard governing the acceptance of debit and credit cards by merchants.  In the second quarter 2003, VISA reached a settlement of the litigation with the various retail merchants, which resulted in lower interchange rates effective August 1, 2003 for those retail merchants only.  Rates on and after January 1, 2004 will be established from time to time reflecting competitive considerations.  Potential financial consequences of these developments to TCF depend on a number of factors, including the impact on check card volume, the interchange rates established on and after January 1, 2004 and changes in vendor debit card processing and promotional contracts.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits.

See Index to Exhibits on page 49 of this report.

(b)           Reports on Form 8-K.

A Current Report on Form 8-K, dated July 16, 2003, was submitted furnishing a press release dated July 16, 2003, announcing results of operations for the quarter ended June 30, 2003 under Item 12, filed under Item 9 of Form 8-K.

A Current Report on Form 8-K, dated July 22, 2003, was submitted furnishing a press release dated July 22, 2003, announcing authorization of another program for the repurchase of up to five percent of the Company’s outstanding stock under Item 7 of Form 8-K.

A Current Report on Form 8-K, dated July 23, 2003, was submitted furnishing certain investor presentation materials under Item 12, filed under Item 9 of Form 8-K.

A Current Report on Form 8-K, dated August 14, 2003, was submitted furnishing certain analyst presentation materials under Items 9 and 12 of Form 8-K.

A Current Report on Form 8-K, dated August 25, 2003, was submitted furnishing a press release dated August 25, 2003, announcing prepayment of fixed-rate borrowings under Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION

/s/ William A. Cooper
William A. Cooper, Chairman of the Board,
Chief Executive Officer and Director

/s/ Neil W. Brown
Neil W. Brown, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)

Dated: November 11, 2003

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

31 #	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32 #	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein.