Form 10-K
period 2003-12-31
TCF FINANCIAL CORP
filed 2004-03-09
CIK 814184

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2003

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

        As of January 31, 2004 the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was $3,006,669,799.

        As of January 31, 2004, there were outstanding 70,498,166 shares of the registrant's common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Specific portions of the registrant's annual report to shareholders for the year ended December 31, 2003 are incorporated by reference into Parts I, II and IV hereof.

        Specific portions of the registrant's definitive proxy statement dated March 17, 2004 are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I

PART I

ITEM 1.    BUSINESS

GENERAL

        TCF Financial Corporation ("TCF" or the "Company"), a Delaware corporation based in Wayzata, Minnesota, is the holding company of TCF National Bank which operates in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. At December 31, 2003, TCF had total assets of $11.3 billion and was the 50th largest bank holding company in the United States based on total assets as of September 30, 2003. Unless otherwise indicated, references herein to "TCF" include its direct and indirect subsidiaries. References herein to the "Holding Company" or "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis. Where information is incorporated in this report by reference to TCF's 2003 Annual Report, only those portions specifically identified are so incorporated.

        TCF's products include commercial, small business, consumer and residential mortgage loans and deposit products, leasing and equipment finance, securities brokerage and investment and insurance services. Some of its products, such as its commercial equipment loans and leases, are offered in markets outside areas served by TCF National Bank. TCF's primary focus is on the delivery of retail and commercial banking products in markets served by TCF National Bank. TCF's leasing operations have expanded significantly in recent periods. See "Overview" on page 18 of TCF's 2003 Annual Report, incorporated herein by reference, for additional information concerning TCF's business and strategies.

        TCF has significantly expanded its retail banking franchise in recent periods and had 401 retail banking branches at December 31, 2003. This expansion includes TCF's January 1998 acquisition of 76 branches and 178 automated teller machines ("ATMs") in Jewel-Osco stores in the Chicago, Illinois area. During 2003, TCF opened 19 new branches, consisting of 14 traditional bank branches and five new supermarket bank branches. TCF anticipates opening 28 new branches, consisting of 22 new traditional branches and six new supermarket branches, during 2004. The success of TCF's branch expansion is dependent on the continued long-term success of branch banking. Success in the supermarket branches is also dependent on the success and viability of the supermarket branch locations. Economic slowdown, financial or labor difficulties in the supermarket industry may reduce customer activity and therefore reduce activity in TCF's supermarket branches.

        Non-interest income is a significant source of revenue for TCF and an important factor in TCF's results of operations. A key driver of non-interest income growth is growth in checking accounts. In addition to low or non-interest-bearing deposit balances, these accounts generate significant fee revenue to TCF. Fee revenue per retail checking account was $223 for 2003, up from $218 in 2002. Providing a wide range of retail banking services is an integral component of TCF's business philosophy and a major strategy for generating additional non-interest income. See "Management's Discussion and Analysis—Consolidated Income Statement Analysis—Non-Interest Income" on pages 26 through 30 and "Management's Discussion and Analysis—Forward-Looking Information" on page 47 of TCF's 2003 Annual Report, incorporated herein by reference, for additional information.

        At December 31, 2003, TCF operated 98 bank branches in Minnesota, 191 in Illinois, 34 in Wisconsin, 55 in Michigan, 18 in Colorado and five in Indiana. TCF strives to develop innovative banking products and services. Of TCF's 401 bank branches, 237 were supermarket bank branches at December 31, 2003. Supermarket bank branches provide TCF with additional locations for the sale of its consumer products and services, including deposits and loans, at a relatively low entry cost. TCF's "Totally Free"SM checking accounts and other deposit products provide it with a significant source of low-interest cost funds and fee income. During 2000, TCF introduced TCFExpress.com, its online banking service for customers. In 2001, TCF expanded online banking services by offering "Totally Free Online" services through TCFExpress.com. In 2003, TCF introduced "TCF Check Cashing" a convenient, economical, and full service check cashing service for non-bank customers. In addition to providing a valuable customer service, the product also gives TCF an opportunity to introduce these customers to its checking account products. TCF had 1,166 machines in its ATM network at December 31, 2003, generally located in areas served by TCF National Bank, and offers its customers an automated telephone banking system.

        Federal legislation imposes numerous legal and regulatory requirements on financial institutions. Among the most significant of these requirements are minimum regulatory capital levels. TCF and TCF National Bank exceed all current minimum regulatory capital requirements and are considered "well-capitalized" under guidelines established by the Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency ("OCC"). See "REGULATION."

        As a federally chartered national bank, TCF National Bank is subject to regulation and examination by the OCC and, in certain cases, by the Federal Deposit Insurance Corporation ("FDIC"). TCF National Bank's deposits are insured to $100,000 by the FDIC, and as such is subject to regulations promulgated by the FDIC. TCF National Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, and is also a member bank within its Federal Reserve district. TCF Financial is a financial holding company and is subject to regulation and examination by the FRB. See "SOURCES OF FUNDS—Borrowings" and "REGULATION—Regulation of TCF Financial and Affiliate and Insider Transactions."

LENDING ACTIVITIES

General

        TCF's lending activities reflect its community banking philosophy, emphasizing loans to individuals and businesses in its primary market areas in Minnesota, Illinois, Wisconsin, Michigan and Colorado. Because of the concentration of loans and leases in these states, adverse economic conditions in these states could result in higher rates of loan and lease losses and delinquencies than if TCF's lending operations were more geographically diversified. TCF is also engaged in leasing and equipment finance activities and has a substantial consumer lending operation.

        See "Management's Discussion and Analysis—Consolidated Financial Condition Analysis—Loans and Leases" on pages 32 through 36 and Note 6 of Notes to Consolidated Financial Statements on pages 57 and 58 of TCF's 2003 Annual Report, incorporated herein by reference, for additional information regarding TCF's loan and lease portfolios.

Consumer Lending

        TCF makes consumer loans for personal, family or household purposes, such as debt consolidation or the financing of home improvements, automobiles, vacations and education. Consumer loans totaled $3.6 billion at December 31, 2003, with $1.5 billion, or 40%, having fixed interest rates and $2.2 billion, or 60%, having variable interest rates tied to the prime rate.

        TCF's consumer lending activities include primarily home equity real estate secured loans as well as loans secured by personal property. To a limited extent, TCF may also make unsecured personal loans. Each of these loan types can be made on a revolving credit or fixed term basis. Consumer loan customers generally have higher debt-to-income ratios, and therefore these loans pose a higher risk of loss than residential mortgage loans. Unlike conventional first mortgage loans, consumer home equity loans also tend to have a higher loan-to-value ratio and do not carry private mortgage insurance. Consumer loans having adjustable interest rates also present a credit risk similar to that posed by residential real estate loans as a result of increased costs to borrowers in the event of a rise in rates (see discussion below under "—Residential Mortgage Lending"). Consumer loans secured by real estate may present additional credit risk in the event of a decline in the value of real estate collateral. Higher loan-to-value ratio consumer loans generally carry a higher level of credit risk than loans with a lower loan-to-value ratio. Many of these loans are secured by a first lien on the home and include an advance to pay off an existing first lien mortgage loan. A decline in home values may have an adverse impact on TCF's results by increasing credit risk and the risk of potential loss. For additional information on consumer lending, see "Management's Discussion and Analysis—Consolidated Financial Condition Analysis—Loans and Leases" on pages 32 through 36 of TCF's 2003 Annual Report, incorporated herein by reference.

        TCF originates education loans for resale. TCF had $234.3 million of education loans held for sale at December 31, 2003, compared with $199.1 million at December 31, 2002. TCF generally retains the education loans it originates until they are fully disbursed. Under a forward commitment agreement with the Student Loan Marketing Association ("SLMA"), TCF can sell the education loans to SLMA once they are fully disbursed, but must sell the education loans to SLMA before they go into repayment status. These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF. TCF's future education loan origination activity will be dependent on continued support of guaranteed student loan programs by the U.S. Government and TCF's ability to continue to sell such loans to SLMA or other parties. Federal legislation has limited the role of private lenders in originating education loans and has reduced the profitability of this activity, and future legislation could further reduce the profitability or volume of TCF's education loan originations.

Commercial Real Estate Lending

        TCF originates loans secured by commercial real estate including, to a lesser extent, commercial real estate construction loans, generally to borrowers based in its primary markets. At December 31, 2003, variable and adjustable-rate loans represented 84.1% of commercial real estate loans outstanding. See "Management's Discussion and Analysis—

Consolidated Financial Condition Analysis—Loans and Leases" on pages 32 through 36 of TCF's 2003 Annual Report, incorporated herein by reference, for additional information regarding the types of properties securing TCF's commercial real estate loans.

        At December 31, 2003, TCF's commercial construction and development loan portfolio totaled $171.3 million. Construction and permanent commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

Commercial Business Lending

        TCF originates commercial business loans in order to increase its short-term, variable-rate asset base and to contribute to its profitability through the higher rates earned on these loans and the marketing of other bank products. Commercial business loans may be secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis. TCF is seeking to expand its commercial business lending activity. TCF's commercial business lending activities encompass loans with a broad variety of purposes, including working capital loans and loans to finance the purchase of equipment or other acquisitions. As part of its commercial business and commercial real estate lending activities, TCF also issues standby letters of credit. At December 31, 2003, TCF had 176 such standby letters of credit outstanding in the aggregate amount of $35.6 million.

        Although commercial business lending can pose the same increased risks posed by commercial real estate lending activity, TCF concentrates on originating commercial business loans primarily to middle-market companies based in its primary markets with borrowing requirements of less than $15 million. Substantially all of TCF's commercial business loans outstanding at December 31, 2003 were to borrowers based in its primary markets.

Leasing and Equipment Finance

        TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse types of small to large companies, including large franchise organizations or their franchisees, small businesses and other equipment lessees. At December 31, 2003, TCF's leasing and equipment finance portfolio totaled $1.2 billion, including $309.7 million of loans classified as equipment finance loans. TCF's leasing and equipment finance businesses operate in all 50 states. TCF entered the leasing business in 1997 with the acquisition of Winthrop Resources Corporation ("Winthrop"), a leasing company that leases technology and data processing equipment to companies nationwide. Technology spending by companies has been slow over the past few years. In addition, the low interest rate environment has led many companies to decide to purchase instead of lease technology. These factors have contributed to the reduced levels of new leases at Winthrop. TCF continues to focus attention on increasing sales efforts at Winthrop to increase overall balances and maintain its high level of profitability in the business. In 1999, TCF expanded its leasing operations with the launch of TCF Leasing, Inc. ("TCF Leasing"), a de novo general leasing and equipment finance business. The economic slowdown in recent periods has also negatively impacted other leasing and equipment finance segments such as the transportation industry. During 2001, TCF discontinued originations in the truck and trailer marketing segment.

        TCF funds most of its leases internally, and consequently retains the credit risk on such leases. TCF also may arrange permanent financing of certain leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates. At December 31, 2003, $66.4 million or 7.4% of TCF's lease portfolio was discounted on a non-recourse basis with other financial institutions, compared with $108.7 million or 13.9% at December 31, 2002. Discounted proceeds from assignment of lease rentals are equal to the present value of the remaining lease payments due under the lease, at an interest rate charged by the other financial institutions. Interest rates for this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the lease customer, the terms of the lease and the prevailing interest rates. For a lease discounted on a non-recourse basis, the other financial institution has no recourse against TCF unless TCF is in default under the terms of the agreement under which the lease and the leased equipment are assigned to the other financial institution as collateral. The other financial institution may, however, take title to the collateral in the event the customer fails to make lease payments or if certain other defaults by the lease customer occur under the terms of the lease. For additional information on leasing and equipment finance, see "Management's Discussion and Analysis—Consolidated Financial Condition Analysis—Loans and Leases" on pages 32 through 36 of TCF's 2003 Annual Report, incorporated herein by reference.

        Included in the investment in leveraged leases at December 31, 2003, is a $19.8 million leveraged lease related to a 100% equity interest in a Boeing 767-300 aircraft on lease to Delta Airlines in the United States. The aircraft is in service, the lessee is current on the lease payments and the lease expires in 2010. This lease represents TCF's only material direct exposure to the commercial airline industry. TCF's expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments. TCF's ability to increase its lease portfolio is dependent upon its ability to place new equipment in service. In an adverse economic environment, there is lower demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as in equipment values for equipment previously placed in service.

Residential Mortgage Lending

        TCF's residential mortgage loan originations (first mortgage loans for financing one- to four-family homes) are predominantly secured by properties in Minnesota, Illinois, Wisconsin, Michigan and Colorado. TCF engages in both fixed-rate and adjustable-rate residential mortgage lending. Adjustable-rate residential mortgage loans held in TCF's portfolio totaled $312.4 million at December 31, 2003, compared with $610.3 million at December 31, 2002. TCF Mortgage Corporation ("TCF Mortgage"), a wholly-owned subsidiary, originates loans directly through both retail and wholesale networks.

        TCF Mortgage sells residential mortgages in the secondary market, primarily on a nonrecourse basis. TCF Mortgage retains servicing rights for the majority of the loans it sells into the secondary market. These sales provide additional funds for loan originations and also generate fee income. TCF Mortgage may also from time to time purchase or sell servicing rights on residential mortgage loans. At December 31, 2003, 2002 and 2001, TCF Mortgage serviced residential mortgage loans for others totaling $5.1 billion, $5.6 billion and $4.7 billion, respectively. No bulk servicing purchases or sales occurred in 2003, 2002 or 2001.

        Adjustable-rate residential mortgage loans retained by TCF have various adjustment periods and generally provide for limitations on the amount the rate may adjust on each adjustment date, as well as the total amount of adjustments over the lives of the loans. Accordingly, while this portfolio of loans is interest rate sensitive, it may not be as interest rate sensitive as TCF's cost of funds. In addition to such interest rate risk, TCF faces credit risks resulting from potential increased costs to borrowers as a result of rate adjustments on adjustable-rate loans in its portfolio. Such adjustments depend upon the magnitude and frequency of shifts in market interest rates, and some adjustable-rate residential real estate loans originated by TCF in prior periods do not provide for limitations on rate adjustments. Credit risk may also result from declines in the value of underlying real estate collateral. See discussion below under "—Classified Assets, Loan and Lease Delinquencies and Defaults."

        TCF Mortgage generally adheres to Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Veterans Administration ("VA") or Federal Housing Administration ("FHA") guidelines in originating residential mortgage loans. TCF generally requires conventional first mortgage real estate loans with loan-to-value ratios in excess of 80% to carry private mortgage insurance.

Classified Assets, Loan and Lease Delinquencies and Defaults

        TCF has established a classification system for individual commercial loans, leases or other assets based on OCC regulations under which all or part of a loan or other asset may be classified as "special mention," "substandard," "doubtful," or "loss." It has also established overall ratings for various credit portfolios. A loan, lease or other asset is placed in the substandard category when it is considered to have a well-defined weakness. A loan, lease or other asset is placed in the doubtful category when some loss is likely to occur. All or a portion of a loan, lease or other asset is classified as loss when it is considered uncollectible, in which case it is charged off. A loan, lease or other asset for which some possible exposure to credit loss is perceived is classified as special mention. Loans, leases and other assets that are classified are subject to periodic review of the appropriateness of their ratings and regulatory classifications.

        The allowance for loan and lease losses involves estimates and management's judgment regarding a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio and general economic conditions. The Company considers the allowance for loan and lease losses adequate to cover losses inherent in the loan and lease portfolios. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF's on-going credit review process, will not require significant increases in the allowance for loan and lease losses. Expansion of the Company's consumer lending and other lending and leasing operations creates increased exposure to increases in delinquencies, repossessions, foreclosures and losses that generally occur during economic downturns or recessions, or that may result from decreased profits affecting particular industry segments.

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

        Additional information concerning TCF's allowance for loan and lease losses is set forth in "Management's Discussion and Analysis—Consolidated Financial Condition Analysis—Allowance for Loan and Lease Losses" on pages 36 through 38, in Note 1 of Notes to Consolidated Financial Statements on pages 53 through 56 and in Note 7 of Notes to Consolidated Financial Statements on page 59 of TCF's 2003 Annual Report, incorporated herein by reference. Additional information regarding non-accrual loans and leases, accruing loans and leases 90 days or more past due and potential problem loans is set forth in "Management's Discussion and Analysis—Consolidated Financial Condition Analysis—Non-Performing Assets" on page 38, "Management's Discussion and Analysis—Consolidated Financial Condition Analysis—Past Due Loans and Leases" on pages 39 and 40 and "Management's Discussion and Analysis—Consolidated Financial Condition Analysis—Potential Problem Loans and Leases" on page 40 of TCF's 2003 Annual Report, incorporated herein by reference.

INVESTMENT ACTIVITIES

        TCF National Bank has authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers' acceptances and federal funds. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans and leases. TCF National Bank must also meet reserve requirements of the FRB, which are imposed based on amounts on deposit in various deposit categories.

        Information regarding the carrying values and fair values of TCF's investments and securities available for sale is set forth in Notes 3 and 4 of Notes to Consolidated Financial Statements on pages 56 and 57 of TCF's 2003 Annual Report, incorporated herein by reference.

SOURCES OF FUNDS

Deposits

        Deposits are the primary source of TCF's funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, money market conditions and other factors. Consumer, small business and commercial deposits are attracted principally from within TCF's primary market areas through the offering of a broad selection of deposit instruments including consumer, small business and commercial demand deposit accounts, interest-bearing checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Since deposits are concentrated in Minnesota, Illinois, Wisconsin, Michigan and Colorado, adverse economic conditions within these states could result in greater difficulty in attracting deposit liabilities.

        TCF's marketing strategy emphasizes attracting core deposits held in checking, savings, money market and certificate of deposit accounts. These accounts provide significant fee income and are a source of low-interest cost funds. The composition of TCF's deposits has a significant impact on the overall cost of funds. Checking, savings and money market accounts comprised 79% of total deposits at December 31, 2003. There were over 2 million retail checking, savings and money market accounts at December 31, 2003, compared with approximately 1.9 million and 1.8 million such accounts at December 31, 2002 and 2001 respectively.

        Information concerning TCF's deposits is set forth in "Management's Discussion and Analysis—Consolidated Financial Condition Analysis—Deposits" on page 41 and in Note 11 of Notes to Consolidated Financial Statements on pages 61 and 62 of TCF's 2003 Annual Report, incorporated herein by reference.

Borrowings

        Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or net deposit outflows, or to support expanded activities. These borrowings include FHLB advances, repurchase agreements and other borrowings.

        The FHLB System functions as a central reserve bank providing credit for financial institutions through a regional bank located within a particular financial institution's assigned region. TCF National Bank is a member of the FHLB system, is required to own a minimum level of FHLB capital stock and is authorized to apply for advances on the security of such stock, mortgage-backed securities, residential real estate loans and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. TCF's FHLB advances totaled $870.5 million at December 31, 2003, compared with $2 billion at December 31, 2002. During 2003, TCF prepaid $954 million of high cost fixed-rate FHLB advances and replaced some of these borrowings with lower cost borrowings which will reduce interest expense over the remaining term of the prepaid borrowings into 2004. FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rates and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. Acceptable uses prescribed by the FHLB include meeting short-term liquidity needs. In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB's assessment of the institution's creditworthiness.

        As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements with major investment bankers or FHLMC utilizing government securities or mortgage-backed securities as collateral. Repurchase agreements totaled $1.2 billion at December 31, 2003, compared with $747.7 million at December 31, 2002. Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and TCF enters into repurchase agreements only with institutions with a satisfactory credit history.

        The use of repurchase agreements may expose TCF to certain risks not associated with other sources of funds, including possible requirements to provide additional collateral and the possibility that such agreements may not be renewed. If TCF were no longer able to obtain repurchase agreement financing, it would be necessary to obtain alternative sources of short-term funds. Such alternative sources of funds, if available, may be higher-cost substitutes for the repurchase agreement funds.

        Information concerning TCF's FHLB advances, repurchase agreements and other borrowings is set forth in "Management's Discussion and Analysis—Consolidated Financial Condition Analysis—Borrowings" on page 42 and in Notes 12 and 13 of Notes to Consolidated Financial Statements on pages 62 and 63 of TCF's 2003 Annual Report, incorporated herein by reference.

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

        TCF's results of operations depend substantially on net interest income, which results from the difference between interest earned on interest-earning assets, such as investments, loans, and leases, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors, including Federal Reserve monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management's control may also affect interest rates. If TCF's interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income.

        TCF's consumer and commercial loans (excluding loans at their floor rate) tied to a floating interest rate (prime or LIBOR) have increased $67 million in 2003. This is primarily due to TCF meeting customer demand by offering variable-rate loans. TCF also provides fixed- and adjustable-rate commercial and consumer loans, which declined by $32 million in 2003. Fixed-rate loans increase TCF's exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, TCF's results of operations could be negatively impacted.

        TCF's one-year adjusted interest rate gap was a positive $161.3 million, or 1% of total assets at December 31, 2003 compared with a positive $1.1 billion or 9% at December 31, 2002. A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing. TCF has managed the change in interest rates by taking certain steps to reposition the balance sheet for a rising short-term interest rate environment, but there can be no assurance that short-term interest rates will indeed rise. If interest rates remain at current levels or fall further, the net interest margin may compress and net interest income may decline.

        Changes in interest rates also can affect the value of loans and other interest-rate sensitive assets, including retained interests in mortgage servicing rights, and TCF's ability to realize gains on the sale or resolution of assets. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and increased loan loss reserve requirements which could have a material adverse effect on TCF's results of operations.

        Although fluctuations in market interest rates are neither completely predictable nor controllable, TCF's Asset/ Liability Committee regularly monitors TCF's interest rate risk position and oversees its financial risk management by establishing policies and operating limits.

Changes in interest rates or prepayment speeds could negatively impact TCF's residential mortgage servicing portfolio and related mortgage servicing rights.

        The capitalization, amortization and impairment of mortgage servicing rights are subject to significant estimates. These estimates are based upon loan types, note rates and prepayment speed assumptions. Changes in interest rates or prepayment speeds may have a material effect on the net carrying value of mortgage servicing rights. In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights declines. During 2003, TCF experienced increased refinance activity, driven by continued declines in mortgage interest rates, which led to sustained levels of high prepayments in TCF's servicing portfolio and increased amortization and impairment of mortgage servicing rights. At December 31, 2003, TCF's capitalized mortgage servicing rights, net of valuation allowance, totaled $52 million with an estimated fair value of $58 million. In 2003, TCF recorded amortization and provision for impairment of mortgage servicing rights of $23.7 million and $21.2 million, respectively.

Declines in home values in TCF's markets could adversely impact results from operations.

        Like all banks, TCF is subject to the effects of any economic downturn, and in particular a significant decline in home values in TCF's markets could have a negative effect on results of operations. At December 31, 2003, TCF had $3.6 billion of consumer home equity loans with a weighted average loan-to-value ratio for the portfolio of 74%. In addition, at December 31, 2003, TCF had $1.2 billion in residential real estate loans with a weighted average loan-to-value ratio of 53%. A significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

TCF's expanded leasing and equipment finance activities.

        TCF's expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments. TCF's ability to increase its lease portfolio is dependent upon its ability to place new equipment in service. In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed in service as well as the decline in equipment values for equipment previously placed in service. In addition, the majority of TCF's leasing and equipment finance portfolio has been originated during recent years, and consequently the performance of this portfolio may not be reflective of future results and credit quality. A portion of the investment in leveraged leases at December 31, 2003 included a 100% equity interest in a Boeing 767-300 aircraft on lease to Delta Airlines in the United States. An economic slowdown has adversely impacted the airline industry and could have an adverse impact on the lessee's ability to meet its lease obligations and the residual value of the aircraft. The aircraft is in service and the lessee is current on the lease payments. The lease expires in 2010 and represents TCF's only material direct exposure to the commercial airline industry.

The success of TCF's branch expansion is dependent on the continued long-term success of branch banking and the continued success and viability of TCF's supermarket partners.

        Beginning in 1998, TCF significantly expanded its retail banking franchise and had 401 retail branches at December 31, 2003. Since January 1, 1998, TCF has opened 239 new branches, of which 196 were supermarket locations. At December 31, 2003, TCF had 237 supermarket branches, representing 59% of all retail branches. Supermarket banking continues to play an important role in TCF's growth, as these branches have been consistent generators of account growth in both deposits and lending products. The success of TCF's branch expansion is dependent on the continued long-term success of branch banking as well as the continued success and viability of TCF's supermarket partners and TCF's ability to maintain licenses or lease agreements for its supermarket locations. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner. Also, an economic slowdown, financial or labor difficulties in the supermarket industry may reduce activity in TCF's supermarket branches. During 2003, 12 supermarket branches were closed involuntarily as a result of the supermarket owner closing or selling the stores and discontinuing TCF's license agreement for these locations. TCF is subject to the risk, among others, that its license for additional locations could be terminated in the future in connection with the sale or closure of a location by the supermarket owner.

Future debit card revenues will be impacted by debit card class action litigation against VISA® USA and Mastercard®.

        TCF is an issuer of VISA-branded debit cards. Class action lawsuits brought by various retail merchants against VISA® USA and MasterCard® challenging rules imposed by VISA and MasterCard governing the acceptance of debit and credit cards by merchants were settled in 2003. Under the settlement reached by VISA, interchange rates were lowered effective August 1, 2003 for many merchants resulting in an immediate adverse impact on TCF's debit card revenues. Additionally, as part of the settlement, VISA established new interchange rates which took effect in February 2004. Potential long-term financial consequences of these developments to TCF depend on a number of factors, including the success and viability of VISA and the continued use by customers and acceptance by merchants of debit cards.

New or revised tax, accounting, and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations, and financial condition.

        The financial services industry is extensively regulated. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit a financial company's shareholders. These laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in this report under the heading "Regulation." These regulations, along with the currently existing tax and accounting laws, regulations, rules, and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. Current events that may not have a direct impact on TCF, such as accounting improprieties, may result in the adoption of substantive revisions to laws, regulations, rules, and standards. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on TCF's business, results of operations, and financial condition, the effect of which is impossible to predict at this time.

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

If TCF's real estate investment trust (REIT) affiliate fails to qualify as a REIT, or should states enact legislation taxing these entities, TCF will be subject to a higher consolidated effective tax rate.

        TCF has a REIT and related companies that acquire, hold and manage mortgage assets and other authorized investments to generate income. These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation. The REIT must meet specific provisions of the Internal Revenue Code ("IRC") to continue to qualify as a REIT. At December 31, 2003, TCF's REIT met applicable provisions of the IRC to qualify as a REIT. State laws may also impose limitations or restrictions on operations of the REIT and related companies. These laws are subject to change. If these companies fail to meet any of the required provisions of Federal and state tax laws, or if these tax laws change, TCF's effective tax rate would increase.

TCF's consolidated financial statements conform with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

        TCF's consolidated financial statements include estimates related to accruals of income and expenses and determination of fair values or carrying values of certain, but not all, assets and liabilities. These estimates are based on information available to management at the time the estimates are made. Factors involved in these estimates, such as estimates based on prevailing interest rates and prepayment speeds that can affect the carrying value of mortgage servicing rights, could change in the future and lead to a change in estimates that could have a material impact on TCF's consolidated results of operations or financial condition. For further information relating to critical accounting estimates, see "Management's Discussion and Analysis—Summary of Critical Accounting Estimates" on pages 45 and 46 of TCF's 2003 Annual Report, incorporated herein by reference.

OTHER INFORMATION

Activities of Subsidiaries of TCF Financial Corporation

        TCF's business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF's consolidated financial statements. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings. During the year ended December 31, 2003, TCF's subsidiaries, other than TCF National Bank, were principally engaged in the following activities:

        Leasing—Winthrop and TCF Leasing provide a broad range of comprehensive lease and equipment finance products. Winthrop leases technology and data processing equipment to companies nationwide. TCF Leasing specializes in the leasing and financing of manufacturing and construction equipment along with specialty vehicles in key markets in various regions of the United States, and through its TCF Express Leasing Division, also engages in equipment leasing to small and growing businesses. TCF's leasing and equipment finance businesses operate in all 50 states.

        Mortgage Banking—TCF Mortgage originates, sells and services residential first mortgage loans.

        Insurance and Investment Services—TCF Financial Insurance Agency, Inc. is an insurance agency engaging in the sale of fixed-rate, single premium tax-deferred annuities and life insurance products. TCF Securities, Inc. engages in the sale of non-proprietary mutual fund products, in the sale of variable-rate, single premium tax-deferred annuities and in online and broker-assisted securities sales activity.

        Additionally, TCF National Bank has a Real Estate Investment Trust (REIT) subsidiary and related subsidiaries formed to assist in the centralized management of mortgage related assets.

Recent Accounting Developments

        There has been an ongoing review over many years of the accounting principles and practices used by financial institutions. This review is expected to continue by the banking regulators, the Securities and Exchange Commission ("SEC"), the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants ("AICPA") and other organizations. As a result of this process, there have been new accounting pronouncements which have had an impact on TCF. Further developments may be forthcoming in light of this ongoing review process. See "Management's Discussion and Analysis—Recent Accounting Developments" on page 46 and "Management's Discussion and Analysis—Legislative, Legal and Regulatory Developments" on page 47 of TCF's 2003 Annual Report, incorporated herein by reference.

Competition

        TCF competes with a number of depository institutions and financial service providers in its market areas, and experiences significant competition in attracting and retaining deposits and in lending funds. TCF believes the primary factors in competing for deposits are the ability to offer attractive rates and products, convenient customer service locations and supporting data processing systems and services. Direct competition for deposits comes primarily from other commercial banks, investment banks, credit unions and savings institutions. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. The primary factors in competing for loans are interest rates, fees and the range of services offered. TCF competes for the origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other leasing companies in the financing of high-technology and other equipment. Expanded use of the internet has increased the potential competition affecting TCF and its loan, lease and deposit products.

Employees

        As of December 31, 2003, TCF had approximately 8,136 employees, including 2,611 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are provided on a contributory basis, including comprehensive medical and dental plans, life insurance, accident insurance, short-and long-term disability coverage, a cash balance pension plan and a shared contribution stock ownership Employees Stock Purchase Plan.

REGULATION

        The banking industry is generally subject to extensive regulatory oversight. TCF Financial, as a publicly held financial holding company, and TCF National Bank, as a national bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. See "Management's Discussion and Analysis—Legislative, Legal and Regulatory Requirements" on page 47 of TCF's 2003 Annual Report, incorporated herein by reference. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty.

Regulatory Capital Requirements

        TCF Financial and TCF National Bank are subject to regulatory capital requirements of the FRB and the OCC, respectively. These requirements are described below. In addition, these regulatory agencies are required by law to take prompt action when institutions do not meet certain other minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defines five levels of capital condition, the highest of which is "well-capitalized," and requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or activity restrictions. Undercapitalized banks must also develop a capital restoration plan and the parent financial holding company is required to guarantee compliance with the plan. TCF Financial and TCF National Bank are "well-capitalized" under the FDICIA capital standards.

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

        TCF Financial is currently required to maintain (i) Tier 1 capital equal to at least four percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to eight percent of risk-weighted assets. The FRB also requires financial holding companies to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least three percent. Higher leverage ratio requirements (minimum additional capital of 100 to 200 basis points) may be imposed for institutions that do not have the highest regulatory rating or that fail to meet certain other criteria. At December 31, 2003, TCF believes it met all these requirements. See Note 16 of Notes to Consolidated Financial Statements on page 65 and 66 of TCF's 2003 Annual Report, incorporated herein by reference. The FRB has not advised TCF of any specific minimum Tier 1 leverage ratio applicable to it.

        The FRB's guidelines indicate that the FRB expects that financial holding companies experiencing internal growth or making acquisitions should maintain stronger capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the guidelines provide that the FRB will use Tier 1 leverage guidelines in its inspection and supervisory process and as part of its analysis of applications to be approved by the FRB (this would include applications relating to financial holding company activities, acquisitions or other matters). The guidelines also indicate that the FRB will review the Tier 1 leverage measure periodically and will consider adjustments needed to reflect significant changes in the economy, financial markets and banking practices. The OCC also imposes on TCF National Bank regulatory capital requirements that are substantially similar to those imposed by the FRB, and TCF believes TCF National Bank complied with all OCC regulatory capital requirements at December 31, 2003.

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

Restrictions on Distributions

        Dividends or other capital distributions from TCF National Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial's borrowings, or for its other cash needs. TCF National Bank's ability to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies. In general, TCF National Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net profits during a year combined with its retained net profits for the preceding two years without prior approval of the OCC. TCF National Bank's ability to make any capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF National Bank's ability to make any such distributions may also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher than existing minimum capital requirements. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. In addition, tax considerations may limit the ability of TCF National Bank to make dividend payments in excess of its current and accumulated tax "earnings and profits" ("E&P"). Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates. See "Management's Discussion and Analysis—Consolidated Financial Condition Analysis—Liquidity Management" on page 40 and Note 15 of Notes to Consolidated Financial Statements on page 65 of TCF's 2003 Annual Report, incorporated herein by reference.

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

Acquisitions and Interstate Operations

        Under federal law, interstate merger transactions may be approved by federal bank regulators without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Interstate Banking and Branching Act of 1994 by adopting a law after the date of enactment of such act, and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches by banks are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions may also be subject to certain nationwide and statewide insured deposit maximum concentration levels or other limitations.

Insurance of Accounts; Depositor Preference

        The deposits of TCF National Bank are insured by the FDIC up to $100,000 per insured depositor. Substantially all of TCF's deposits are Savings Association Insurance Fund ("SAIF") insured, but TCF also has deposits insured by the Bank Insurance Fund ("BIF"). The FDIC establishes deposit insurance rates to maintain a mandated designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits). The reserve ratio calculated by the FDIC is currently 1.31% for BIF and 1.40% for SAIF. The FDIC has established a risk-based deposit insurance assessment under which deposit insurance assessments are based upon an institution's capital strength and supervisory condition, as determined by the institution's primary regulator. The annual insurance premiums on bank deposits insured by the BIF and SAIF may vary between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. Annual insurance premiums have not been required for TCF for 2003, 2002, and 2001. If the designated reserve ratio falls below the ratio set by the FDIC, the FDIC may be required to increase deposit insurance rates sufficient to maintain the designated level. An increase in deposit insurance rates could have a material adverse effect on TCF, depending on the amount and duration of the increase.

        In addition to risk-based deposit insurance assessments, assessments may be imposed on deposits insured by either the BIF or the SAIF to pay for the cost of Financing Corporation ("FICO") funding. FICO assessment rates for 2003 ranged from $.0152 to $.0168 per $100 of deposits annually for both BIF-assessable and SAIF-assessable deposits. FICO assessments of $1.2 million, $1.2 million and $1.3 million were imposed and expensed in other expense for 2003, 2002 and 2001, respectively.

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

        To the extent not subject to preemption by the OCC, subsidiaries of TCF may also be subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain insurance, mortgage banking and securities brokerage activities.

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

        The Community Reinvestment Act ("CRA") and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice ("DOJ") and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution's performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. The ultimate effects of the foregoing or other possible legal and regulatory developments cannot be predicted but may have an adverse impact on TCF.

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

TAXATION

Federal Taxation

IRS Audit History

        The 3-year statute of limitations on TCF's consolidated Federal income tax return is closed through 1999, with the exception of certain filed refund claims.

        See "Management's Discussion and Analysis—Consolidated Income Statement Analysis—Income Taxes" on page 31, Note 1 of Notes to Consolidated Financial Statements on pages 53 through 56 and Note 14 of Notes to Consolidated Financial Statements on page 64 of TCF's 2003 Annual Report, incorporated herein by reference, for additional information regarding TCF's income taxes.

State Taxation

        TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions. TCF's primary banking activities are in the states of Minnesota, Illinois, Wisconsin, Michigan, Colorado and Indiana. The tax rates in those jurisdictions are 9.8%, 7.3%, 7.9%, 1.9%, 4.6% and 8.5%, respectively. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction.

CODE OF ETHICS

        TCF adopted a code of ethics for senior financial management in March 2003. This code of ethics is available for review at the Company's website at www.tcfexpress.com under the "Corporate Governance" section. The code of ethics is also included as Exhibit 14 to this filing. Any changes to or violations of the code of ethics for senior financial management will be posted to the Company's website.

FORWARD-LOOKING INFORMATION

        This Annual Report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements that deal with future results, plans or performance. In addition, TCF's management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF's future results may differ materially from historical performance and forward-looking statements about TCF's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, which could be impacted by lower prepayment rates in a period of rising interest rates; deposit outflows; ability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF's supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting policies or guidelines, or monetary, fiscal or tax policies of the federal or state governments; changes in credit and other risks posed by TCF's loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; the risk that TCF could be unable to effectively manage the volatility of its mortgage banking business, which could adversely affect earnings; results of litigation, including reductions in debit card revenues resulting from the litigation brought by retail merchants against VISA® USA, or other significant uncertainties.

ITEM 2.    PROPERTIES

Offices

        At December 31, 2003, TCF owned the buildings and land for 120 of its bank branch offices, owned the buildings but leased the land for five of its bank branch offices and leased or licensed the remaining 276 bank branch offices, all of which are well maintained. The properties related to the bank branch offices owned by TCF had a depreciated cost of approximately $148.9 million at December 31, 2003. At December 31, 2003, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $25.3 million. In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $23.1 million at December 31, 2003. See Note 8 of Notes to Consolidated Financial Statements on pages 59 and 60 of TCF's 2003 Annual Report, incorporated herein by reference.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan and leasing collection activities. From time to time, borrowers and other customers have also brought actions against TCF, in some cases claiming substantial amounts of damages. Financial services companies are subject to the risk of class action litigation, and TCF has had such actions brought against it from time to time. After review with its legal counsel, management believes that the ultimate disposition of existing litigation will not have a material effect on TCF's financial condition but litigation is often unpredictable and the actual results of litigation cannot be determined with certainty.

        Class action lawsuits were brought by various retail merchants against VISA® USA and MasterCard® challenging rules imposed by VISA and MasterCard governing the acceptance of debit and credit cards by merchants. In the second quarter 2003, VISA reached a settlement of the litigation with the various retail merchants, which resulted in lower interchange rates effective August 1, 2003 for many retail merchants. Additionally as part of the settlement, VISA established new interchange rates which took effect in February 2004 and these rates increased slightly from the rates established August 1, 2003. Potential financial consequences of these developments to TCF depend on a number of factors, including the success and viability of VISA and the continued use by customers and acceptance by merchants of debit cards.

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

		High	Low	Dividends Declared
2003:
	First Quarter	$45.77	$36.50		$.325
	Second Quarter	42.54	36.90		.325
	Third Quarter	49.72	39.52		.325
	Fourth Quarter	54.25	47.81		.325
2002:	First Quarter	$54.60	$46.87	$	..2875
	Second Quarter	54.07	46.65		.2875
	Third Quarter	50.30	39.90		.2875
	Fourth Quarter	44.75	35.10		.2875

        As of January 31, 2004, there were approximately 10,600 record holders of TCF's common stock.

        The Board of Directors of TCF Financial has not adopted a formal dividend policy. The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF's common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF's earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF National Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, TCF National Bank may not declare or pay a dividend to TCF in excess of 100% of its net profits for that year combined with its retained net profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of TCF National Bank to pay cash dividends or possible diminished earnings of the indirect subsidiaries of TCF Financial may limit the ability of TCF Financial to pay dividends in the future to holders of its common stock. See "REGULATION—Regulatory Capital Requirements," "REGULATION—Restrictions on Distributions" and Note 15 of Notes to Consolidated Financial Statements on pages 65 of TCF's 2003 Annual Report, incorporated herein by reference. Federal income tax rules may also limit dividend payments under certain circumstances. See "TAXATION," and Note 14 of Notes to Consolidated Financial Statements on pages 64 of TCF's 2003 Annual Report, incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        The Other Financial Data on page 78 of TCF's 2003 Annual Report, presenting selected quarterly financial data, is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and related notes appearing on pages 48 through 76 of TCF's 2003 Annual Report, incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Management's Discussion and Analysis on pages 18 through 47 of TCF's 2003 Annual Report, presenting management's discussion and analysis of TCF's financial condition and results of operations, is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The quantitative and qualitative disclosures about interest rate risk set forth on pages 43 through 45 of TCF's 2003 Annual Report are incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial Data set forth on pages 48 through 77 of TCF's 2003 Annual Report are incorporated herein by reference. See Index to Consolidated Financial Statements on page 20 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, the Company's Chief Financial Officer and Treasurer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer, the Company's Chief Financial Officer and Treasurer and its Controller and Assistant Treasurer concluded that the Company's disclosure controls and procedures are effective, as of December 31, 2003, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's disclosure controls or internal controls over financial reporting during the fourth quarter of 2003.

        Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer, the Chief Financial Officer and Treasurer and the Controller and Assistant Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors and executive officers of TCF is set forth in the following sections of Item 1 of TCF's definitive proxy statement dated March 17, 2004 and incorporated herein by reference: Election of Directors, Background of the Nominees and Other Directors, Committee Memberships and Attendance by Directors, Business Transactions, Loans or Other Relationships Between TCF Financial and its Directors or Officers, Compensation of Directors, TCF Stock Ownership of Directors, Officers and 5% Owners, Were All Stock Ownership Reports Timely Filed by TCF Insiders?, Background of Executives who are not Directors, Report of Compensation/Nominating/Corporate Governance Committee, Summary Compensation Table, Option Grants and Exercises and Benefits for Executives.

Determination of Audit Committee Financial Expert

        TCF's Board of Directors is required to determine whether it has at least one audit committee financial expert and that the expert is independent. An audit committee financial expert is a committee member who has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of these principles in connection with the accounting for estimates, accruals and reserves. Additionally, this individual should have experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues present in TCF's financial statements. The member should also have an understanding of internal control over financial reporting and as well as an understanding of audit committee functions.

        The Board has determined that George G. Johnson, the Audit Committee Chairman, meets the requirements of an audit committee financial expert. The Board has also determined that Mr. Johnson is independent. Additional information regarding George Johnson and other directors is set forth in the section Background of the Nominees and Other Directors of Item 1 of TCF's definitive proxy statement dated March 17, 2004 and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of Item 1 of TCF's definitive proxy statement dated March 17, 2004 and incorporated herein by reference: Compensation of Directors, Report of Compensation/Nominating/Corporate Governance Committee, Summary Compensation Table, Option Grants and Exercises and Benefits for Executives.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding ownership of TCF's common stock by TCF's directors, executive officers, and certain other shareholders is set forth in the sections entitled TCF Stock Ownership of Directors, Officers and 5% Owners and Were All Stock Ownership Reports Timely Filed by TCF Insiders? under Item 1 of TCF's definitive proxy statement dated March 17, 2004 and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and transactions between TCF and management is set forth in the section entitled Business Transactions, Loans or Other Relationships Between TCF Financial and its Directors or Officers under Item 1 of TCF's definitive proxy statement dated March 17, 2004 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures relating to audit and non-audit services provided by the Company's independent public accounting firm is set forth in the section entitled Audit Committee Report under Item 2 of TCF's definitive proxy statement dated March 17, 2004 and is incorporated herein by reference.

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

  (b)
  Reports on Form 8-K

    A Current Report on Form 8-K, dated October 15, 2003, was submitted furnishing a press release dated October 15, 2003, announcing results of operations for the quarter ended September 30, 2003 under Item 12 of Form 8-K.

    A Current Report on Form 8-K, dated October 28, 2003, was submitted furnishing a certain investor presentation materials under Item 12 of Form 8-K.

    A Current Report on Form 8-K, dated November 14, 2003, was submitted furnishing a certain investor presentation materials under Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION Registrant
By	/s/ WILLIAM A. COOPER William A. Cooper Chairman of the Board and Chief Executive Officer

Dated: February 23, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM A. COOPER William A. Cooper	Chairman of the Board, Chief Executive Officer and Director	February 23, 2004
/s/ LYNN A. NAGORSKE Lynn A. Nagorske	President, Chief Operating Officer and Director	February 23, 2004
/s/ NEIL W. BROWN Neil W. Brown	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2004
/s/ DAVID M. STAUTZ David M. Stautz	Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)	February 23, 2004
/s/ WILLIAM F. BIEBER William F. Bieber	Director	February 23, 2004
/s/ RODNEY P. BURWELL Rodney P. Burwell	Director	February 23, 2004
/s/ THOMAS A. CUSICK Thomas A. Cusick	Director	February 23, 2004
/s/ JOHN M. EGGEMEYER III John M. Eggemeyer III	Director	February 23, 2004
/s/ ROBERT E. EVANS Robert E. Evans	Director	February 23, 2004
/s/ LUELLA G. GOLDBERG Luella G. Goldberg	Director	February 23, 2004
/s/ GEORGE G. JOHNSON George G. Johnson	Director	February 23, 2004
/s/ THOMAS J. MCGOUGH Thomas J. McGough	Director	February 23, 2004
/s/ PETER L. SCHERER Peter L. Scherer	Director	February 23, 2004
/s/ GERALD A. SCHWALBACH Gerald A. Schwalbach	Director	February 23, 2004
/s/ RALPH STRANGIS Ralph Strangis	Director	February 23, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements of TCF and its subsidiaries, included in TCF's 2003 Annual Report, are incorporated herein by reference in this report:

Description	Page in 2003 Annual Report
Independent Auditors' Report	77
Consolidated Statements of Financial Condition at December 31, 2003 and 2002	48
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003	49
Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2003	50
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003	52
Notes to Consolidated Financial Statements	53
Other Financial Data	78

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
3(a)	Restated Certificate of Incorporation of TCF Financial Corporation, as amended and restated through April 29, 1998 [incorporated by reference to Exhibit 3(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, No. 001-10253]
3(b)
Restated Bylaws of TCF Financial Corporation, as amended and restated through October 25, 1999; and as amended by amendment adopted April 28, 2000 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, No. 001-10253]; and as amended by amendment adopted January 22, 2001 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]
4(a)
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
10(a)
Stock Option and Incentive Plan of TCF Financial Corporation, as amended [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-14203 (filed May 12, 1987)]; Second Amendment, Third Amendment and Fourth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, No. 0-16431]; Fifth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, No. 001-10253]; amendment dated January 21, 1991 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, No. 001-10253]; and as further amended by amendment dated January 28, 1992 and amendment dated March 23, 1992 (effective April 15, 1992) [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, No. 001-10253]
10(b)
TCF Financial 1995 Incentive Stock Program, as amended October 1, 1995 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; as amended October 22, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended on January 24, 2000 and approved by shareholders of TCF Financial Corporation at the Annual Meeting on May 10, 2000 [incorporated by reference from TCF Financial Corporation's Proxy Statement filed March 31, 2000]; as further amended on January 22, 2001 [incorporated by reference to Exhibit 10(b) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, No. 001-10253]; as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(b) of TCF Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, No.001-10253]
10(c)
Amended and Restated TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated effective as of June 1, 2003 [incorporated by reference to Exhibit 10(c) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]
10(d)
Amended and Restated Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253]; and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]

10(e)*
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
Change in Control Agreement dated September 12, 2000 as executed by Thomas A. Cusick, Lynn A. Nagorske, Gregory J. Pulles, Barry N. Winslow, Neil W. Brown, Earl D. Stratton, Mark L. Jeter, Michael B. Johnstone and Timothy P. Bailey and dated November 1, 2000 as executed by Thomas J. Wagner [incorporated by reference to Exhibit 10(g) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, No. 001-10253]
10(i)*
Nonsolicitation and Confidentiality Agreement dated September 12, 2000 as executed by Thomas A. Cusick, Lynn A. Nagorske, Gregory J. Pulles, Barry N. Winslow, Neil W. Brown, Earl D. Stratton, Mark L. Jeter, Michael B. Johnstone and Timothy P. Bailey and dated November 1, 2000 as executed by Thomas J. Wagner [incorporated by reference to Exhibit 10(i) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, No. 001-10253]
10(j)
Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended effective September 30, 1998 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended by amendment adopted January 24, 2000 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; as further amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, No.001-10253]; and as amended by amendment effective as of January 20, 2003 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, No. 001-10253]; and as amended by amendment effective as of May 30, 2003 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]
10(k)
Trust Agreement for TCF Financial Corporation Supplemental Employee Retirement Plan, dated August 21, 1991 [incorporated by reference to Exhibit 10.16 to TCF Financial Corporation's Registration Statement on Form S-2, filed November 15, 1991, No. 33-43988]; as amended on October 20, 1997 [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(k) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]

10(l)
Amended and Restated TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated effective as of June 1, 2003 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]
10(m)
Amended and Restated Trust Agreement for TCF Financial Corporation Senior Officer Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]
10(n)
Directors Stock Program [incorporated by reference to Program filed with registrant's definitive proxy statement dated March 22, 1996, No. 001-10253]; amendment adopted June 20, 1998 [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]
10(o)
Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 16, 1994, No. 001-10253]; and 1995 Plan Acknowledgment [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1996 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1997 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; and 1998 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; 1999 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(r) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and 2000 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; and 2001 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation's Report on Form 10-Q for the quarter ended March 31, 2001, No. 001-10253]; and 2002 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation's Report on Form 10-Q for the quarter ended March 31, 2002, No. 001-10253]; and 2003 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation's Report on Form 10-Q for the quarter ended March 31, 2003, No. 001-10253]
10(p)
1996 Performance-Based Incentive Policy [incorporated by reference to Policy filed with registrant's definitive proxy statement dated March 22, 1996, No. 001-10253]; Incentive Compensation 1997 Plan [incorporated by reference to Plan filed with registrant's definitive proxy statement dated March 17, 1997, No. 001-10253]; 1999 Performance-Based Incentive Policy (approved by shareholders at the Annual Meeting on May 11, 1999) [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and as amended by amendment adopted January 24, 2000 and approved by shareholders of TCF Financial Corporation at its Annual Meeting on May 10, 2000 [incorporated by reference from TCF Financial Corporation's Proxy Statement filed March 31, 2000]

10(q)
Supplemental Pension Agreement with Robert E. Evans, dated July 9, 1991 [incorporated by reference to Exhibit 10.22 to TCF Financial Corporation's Registration Statement on Form S-4, No. 33-57290 (filed January 22, 1993)]
10(r)
Amended and Restated TCF Financial Corporation Directors Deferred Compensation Plan as amended and restated effective as of June 1, 2003 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]
10(s)
Trust Agreement for TCF Directors Deferred Compensation Plan; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253] ;and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]
10(t)
TCF Directors Retirement Plan dated October 24, 1995 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]
13#	TCF Financial Corporation 2003 Annual Report (portions incorporated by reference)
14#	TCF Financial Corporation Code of Ethics for Senior Financial Management
21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2003)
23#	Consent of KPMG LLP dated March 9, 2004
31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)
32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

*
Executive Contract

#
Filed herein