Form 10-Q
period 2004-03-31
TCF FINANCIAL CORP
filed 2004-04-30
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2004
Common Stock, $.01 par value	70,508,012 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL STATEMENTS

ITEM 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At March 31, 2004	At December 31, 2003
ASSETS

Cash and due from banks	$368,409	$370,054
Investments	411,934	75,223
Securities available for sale	1,269,293	1,533,288
Loans held for sale	377,926	335,372
Loans and leases:
Consumer	3,821,648	3,630,341
Commercial real estate	1,963,815	1,916,701
Commercial business	428,588	427,696
Leasing and equipment finance	1,256,377	1,160,397
Subtotal	7,470,428	7,135,135
Residential real estate	1,152,357	1,212,643
Total loans and leases	8,622,785	8,347,778
Allowance for loan and lease losses	(79,054)	(76,619)
Net loans and leases	8,543,731	8,271,159
Premises and equipment	290,478	282,193
Goodwill	152,599	145,462
Deposit base intangibles	5,491	5,907
Mortgage servicing rights	50,726	52,036
Other assets	253,732	248,321
	$11,724,319	$11,319,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Checking	$3,527,674	$3,248,412
Savings	1,979,170	1,905,923
Money market	821,913	845,291
Subtotal	6,328,757	5,999,626
Certificates of deposit	1,540,371	1,612,123
Total deposits	7,869,128	7,611,749
Short-term borrowings	469,663	878,412
Long-term borrowings	2,037,424	1,536,413
Total borrowings	2,507,087	2,414,825
Accrued expenses and other liabilities	382,154	371,583
Total liabilities	10,758,369	10,398,157
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,504,082 and 92,513,355 shares issued	925	925
Additional paid-in capital	516,902	518,878
Retained earnings, subject to certain restrictions	1,269,229	1,234,804
Accumulated other comprehensive income	12,827	5,652
Treasury stock at cost, 21,996,070 and 22,037,025 shares, and other	(833,933)	(839,401)
Total stockholders’ equity	965,950	920,858
	$11,724,319	$11,319,015

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans and leases	$125,273	$131,721
Securities available for sale	20,332	33,764
Loans held for sale	2,841	5,226
Investments	773	1,403
Total interest income	149,219	172,114
Interest expense:
Deposits	10,539	18,477
Borrowings	20,187	31,225
Total interest expense	30,726	49,702
Net interest income	118,493	122,412
Provision for credit losses	1,160	2,710
Net interest income after provision for credit losses	117,333	119,702
Non-interest income:
Fees and service charges	59,659	54,414
Debit card revenue	13,491	13,233
ATM revenue	9,997	10,415
Investments and insurance commissions	3,462	3,520
Subtotal	86,609	81,582
Leasing and equipment finance	10,167	13,607
Mortgage banking	3,455	(430)
Other	2,228	2,076
Fees and other revenue	102,459	96,835
Gains on sales of securities available for sale	12,717	21,137
Gains (losses) on termination of debt	—	(6,576)
Other non-interest income	12,717	14,561
Total non-interest income	115,176	111,396
Non-interest expense:
Compensation and employee benefits	78,879	76,599
Occupancy and equipment	23,490	21,599
Advertising and promotions	5,910	6,353
Other	32,427	34,199
Total non-interest expense	140,706	138,750
Income before income tax expense	91,803	92,348
Income tax expense	31,142	32,221
Net income	$60,661	$60,127

Net income per common share:
Basic	$.88	$.83
Diluted	$.88	$.83

Dividends declared per common share	$.375	$.325

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$60,661	$60,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,572	9,361
Mortgage servicing rights amortization and impairment	3,676	17,301
Provision for credit losses	1,160	2,710
Proceeds from sales of loans held for sale	242,795	747,647
Principal collected on loans held for sale	1,387	7,121
Originations of loans held for sale	(286,785)	(744,668)
Net decrease in other assets and accrued expenses and other liabilities	49,820	24,918
Gains on sales of assets	(12,717)	(21,137)
Losses on termination of debt	—	6,576
Other, net	(184)	(2,034)

Total adjustments	8,724	47,795

Net cash provided by operating activities	69,385	107,922

Cash flows from investing activities:
Principal collected on loans and leases	852,198	997,358
Originations and purchases of loans	(937,732)	(844,007)
Purchases of equipment for lease financing	(139,842)	(107,120)
Proceeds from sales of securities available for sale	866,691	484,705
Proceeds from maturities of and principal collected on securities available for sale	88,730	240,481
Purchases of securities available for sale	(718,734)	(812,165)
Net increase in Federal Funds sold	(314,000)	—
Net (increase) decrease in Federal Home Loan Bank stock	(19,629)	30,767
Acquisitions, net of cash acquired	(4,326)	—
Purchases of premises and equipment	(15,709)	(12,591)
Other, net	2,975	(19)

Net cash used by investing activities	(339,378)	(22,591)

Cash flows from financing activities:
Net increase in deposits	257,379	255,350
Net decrease in short-term borrowings	(419,602)	(67,448)
Proceeds from long-term borrowings	454,215	4,911
Payments on long-term borrowings	(2,063)	(272,552)
Purchases of common stock	(694)	(31,587)
Dividends on common stock	(26,236)	(23,721)
Other, net	5,349	4,808

Net cash provided (used) by financing activities	268,348	(130,239)

Net decrease in cash and due from banks	(1,645)	(44,908)
Cash and due from banks at beginning of period	370,054	416,397
Cash and due from banks at end of period	$368,409	$371,489

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$28,280	$48,775
Income taxes	$482	$9,565
Transfer of loans and leases to other assets	$4,557	$6,905

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total
Balance, December 31, 2002	92,638,937	$926	$518,813	$1,111,955	$46,102	$(700,776)	$977,020
Comprehensive income (loss):
Net income	—	—	—	60,127	—	—	60,127
Other comprehensive income (loss)	—	—	—	—	(14,640)	—	(14,640)
Comprehensive income (loss)	—	—	—	60,127	(14,640)	—	45,487
Dividends on common stock	—	—	—	(23,721)	—	—	(23,721)
Repurchase of 757,097 shares	—	—	—	—	—	(31,587)	(31,587)
Issuance of 76,890 shares	—	—	816	—	—	(816)	—
Cancellation of shares	(99,294)	(1)	(2,533)	—	—	1,687	(847)
Amortization of stock compensation	—	—	—	—	—	2,393	2,393
Exercise of stock options, 43,029 shares	—	—	1,267	—	—	1,401	2,668
Change in shares held in trust for deferred compensation plans, at cost	—	—	(2,204)	—	—	2,204	—
Balance, March 31, 2003	92,539,643	$925	$516,159	$1,148,361	$31,462	$(725,494)	$971,413

Balance, December 31, 2003	92,513,355	$925	$518,878	$1,234,804	$5,652	$(839,401)	$920,858
Comprehensive income:
Net income	—	—	—	60,661	—	—	60,661
Other comprehensive income	—	—	—	—	7,175	—	7,175
Comprehensive income	—	—	—	60,661	7,175	—	67,836
Dividends on common stock	—	—	—	(26,236)	—	—	(26,236)
Repurchase of 13,445 shares	—	—	—	—	—	(694)	(694)
Issuance of 11,400 shares	—	—	166	—	—	(166)	—
Cancellation of shares	(9,273)	—	(433)	—	—	156	(277)
Amortization of stock compensation	—	—	—	—	—	1,721	1,721
Exercise of stock options, 43,000 shares	—	—	1,276	—	—	1,466	2,742
Change in shares held in trust for deferred compensation plans, at cost	—	—	(2,985)	—	—	2,985	—
Balance, March 31, 2004	92,504,082	$925	$516,902	$1,269,229	$12,827	$(833,933)	$965,950

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.  The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003 and for the year then ended.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)          Investments

The carrying values of investments, which approximate their fair values, consist of the following:

(In thousands)	At March 31, 2004	At December 31, 2003
Federal funds sold	$314,000	$—
Federal Home Loan Bank stock, at cost	70,117	50,411
Federal Reserve Bank stock, at cost	24,050	24,045
Interest-bearing deposits with banks	3,767	767
Total investments	$411,934	$75,223

(3)          Securities Available for Sale

Securities available for sale consist of the following:

	At March 31, 2004				At December 31, 2003
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
Federal agencies	$1,239,807	$20,693	$(455)	$1,260,045	$1,514,400	$13,744	$(4,677)	$1,523,467
Private issuer and collateralized mortgage obligations	8,694	—	(196)	8,498	9,272	—	(201)	9,071
Other securities	750	—	—	750	750	—	—	750
	$1,249,251	$20,693	$(651)	$1,269,293	$1,524,422	$13,744	$(4,878)	$1,533,288

Weighted-average yield	5.29%				5.33%

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004.  TCF has reviewed these securities and has concluded that the unrealized losses are temporary and no permanent impairment has occurred at March 31, 2004.

	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Mortgage-backed securities:
Federal agencies	$95,155	$(446)	$1,661	$(9)	$96,816	$(455)
Private issuer and collateralized mortgage obligations	—	—	7,714	(196)	7,714	(196)
Total temporarily impaired securities	$95,155	$(446)	$9,375	$(205)	$104,530	$(651)

(4)          Goodwill and Intangible Assets

Goodwill and intangible assets as of March 31, 2004 are summarized as follows:

	At March 31, 2004			At December 31, 2003
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Amortizable intangible assets:
Mortgage servicing rights, net	$78,649	$27,923	$50,726	$76,306	$24,270	$52,036
Deposit base intangibles	21,180	15,689	5,491	21,180	15,273	5,907
Total	$99,829	$43,612	$56,217	$97,486	$39,543	$57,943

Unamortizable intangible assets:
Goodwill (included in Banking Segment)	$145,462		$145,462	$145,462		$145,462
Goodwill (included in Leasing Segment)	7,137		7,137	—		—
Total	$152,599		$152,599	$145,462		$145,462

Amortization expense for intangible assets was $4.1 million and $8.2 million for the quarters ended March 31, 2004 and 2003, respectively.  The following table shows the estimated future amortization expense for amortized intangible assets based on existing asset balances and the interest rate environment as of March 31, 2004.  The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

(In thousands)	Mortgage Servicing Rights	Deposit Base Intangibles	Total

Estimated Amortization Expense:
For the remaining nine months ending December 31, 2004	$10,637	$1,247	$11,884

For the year ended December 31, 2005	11,140	1,659	12,799
For the year ended December 31, 2006	8,611	1,630	10,241
For the year ended December 31, 2007	6,367	913	7,280
For the year ended December 31, 2008	4,723	17	4,740
For the year ended December 31, 2009	3,539	17	3,556

(5)          Mortgage Banking

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Three Months Ended March 31,
(In thousands)	2004	2003

Mortgage servicing rights at beginning of period	$54,036	$71,990
Wholesale originations	1,299	4,315
Retail originations	1,067	3,295
Amortization	(3,676)	(7,801)
Impairment write-down	—	(6,500)
Mortgage servicing rights at end of period	52,726	65,299
Valuation allowance at beginning of period	(2,000)	(9,346)
Provision for impairment	—	(9,500)
Impairment write-down	—	6,500
Valuation allowance at end of period	(2,000)	(12,346)
Mortgage servicing rights, net	$50,726	$52,953

The estimated fair value of mortgage servicing rights included in the Consolidated Statements of Financial Condition at March 31, 2004 was approximately $50.7 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved.  Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

The following table represents the components of mortgage banking revenue:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2004	2003	$	%

Servicing income	$4,625	$5,433	$(808)	(14.9)%
Less mortgage servicing rights:
Amortization	3,676	7,801	(4,125)	(52.9)
Provision for impairment	—	9,500	(9,500)	(100.0)
Subtotal	3,676	17,301	(13,625)	(78.8)
Net servicing income (loss)	949	(11,868)	12,817	N.M.
Gains on sales of loans	2,136	10,626	(8,490)	(79.9)
Other income	370	812	(442)	(54.4)
Total mortgage banking revenue	$3,455	$(430)	$3,885	N.M.

N.M. Not meaningful

Gains on sales of loans include the changes in fair value of residential mortgage loans held for sale, loan applications in process and related forward sales contracts.  The net unrealized gains (losses) related to these items are summarized as follows:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2004	2003	$	%
Unrealized Gains (Losses):
Residential loans held for sale	$1,009	$1,092	$(83)	(7.6)%
Loan applications in process	(148)	195	(343)	(175.9)
Subtotal	861	1,287	(426)	(33.1)
Forward sales contracts	(534)	(1,105)	571	51.7
Net unrealized gains	$327	$182	$145	79.7

At March 31, 2004 and 2003, TCF was servicing real estate loans for others with aggregate unpaid principal balances of approximately $5 billion and $5.4 billion, respectively.  At March 31, 2004 and 2003, TCF had custodial funds of $173.4 million and $262.8 million, respectively, relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Statements of Financial Condition.  These custodial deposits relate primarily to mortgage servicing operations and represent funds due to investors on mortgage loans serviced by TCF and customer funds held for real estate taxes and insurance.

(6)          Long-term Borrowings

		At March 31, 2004		At December 31, 2003
(Dollars in thousands)	Year of Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

Federal Home Loan Bank (“FHLB”) advances and securities sold under repurchase agreements	2004	$—	—%	$3,000	4.76%
	2005	1,191,500	3.04	741,500	3.82
	2006	303,000	4.20	303,000	4.20
	2009	122,500	5.25	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
Total Federal Home Loan Bank advances and securities sold under repurchase agreements		1,917,000	3.71	1,470,000	4.31

Discounted lease rentals	2004	67,195	5.90	43,607	6.24
	2005	29,845	5.59	18,097	5.68
	2006	10,828	5.55	4,134	5.55
	2007	2,811	5.60	522	5.30
	2008	936	5.56	53	5.54
	2009	9	5.55	—	—
Total discounted lease rentals		111,624	5.77	66,413	6.04

Other borrowings	2005	2,200	4.50	—	—
	2006	2,200	4.50	—	—
	2007	2,200	4.50	—	—
	2008	2,200	4.50	—	—
Total other borrowings		8,800	4.50	—	—

Total long-term borrowings		$2,037,424	3.83	$1,536,413	4.38

Included in long-term borrowings at March 31, 2004 were $767.5 million of fixed-rate Federal Home Loan Bank (“FHLB”) advances and repurchase agreements with other financial institutions, which are callable at par on certain anniversary dates and, for most, quarterly thereafter until maturity.  If called, replacement funding will be provided by the counterparties at the then-prevailing market interest rates.  The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period.  At March 31, 2004, the contract rate exceeded the market rate on all of the fixed-rate callable advances and repurchase agreements.

For certain equipment leases, TCF utilizes its lease rentals and underlying equipment as collateral to borrow from other financial institutions at fixed rates on either a partial recourse or non-recourse basis.  In the event of default by the customer on these financings, the other financial institution has a first lien on the underlying leased equipment.  In the case of non-recourse financings, the other financial institution has no further recourse against TCF.

(7)          Stockholders’ Equity

Treasury stock and other consists of the following:

(In thousands)	At March 31, 2004	At December 31, 2003

Treasury stock, at cost	$(750,425)	$(751,586)
Shares held in trust for deferred compensation plans, at cost	(68,118)	(71,103)
Unamortized stock compensation	(15,390)	(16,712)
	$(833,933)	$(839,401)

TCF purchased 13,445 shares of its common stock during the first quarter of 2004, compared with 757,097 shares for the same 2003 period.  At March 31, 2004, TCF had 3.7 million shares remaining in its stock repurchase program authorized by the Board of Directors.

(8)          Regulatory Capital Requirements

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

	Actual		Minimum Capital Requirement		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Tier 1 leverage capital
TCF Financial Corporation	$791,245	6.91%	$343,723	3.00%	$447,522	3.91%
TCF National Bank	787,369	6.89	342,665	3.00	444,704	3.89

Tier 1 risk-based capital
TCF Financial Corporation	791,245	9.78	323,527	4.00	467,718	5.78
TCF National Bank	787,369	9.75	322,865	4.00	464,504	5.75

Total risk-based capital
TCF Financial Corporation	870,330	10.76	647,054	8.00	223,276	2.76
TCF National Bank	866,454	10.73	645,730	8.00	220,724	2.73

As of December 31, 2003:
Tier 1 leverage capital
TCF Financial Corporation	$765,271	6.87%	$334,402	3.00%	$430,869	3.87%
TCF National Bank	754,599	6.83	331,649	3.00	422,950	3.83

Tier 1 risk-based capital
TCF Financial Corporation	765,271	9.75	313,825	4.00	451,446	5.75
TCF National Bank	754,599	9.64	313,143	4.00	441,456	5.64

Total risk-based capital
TCF Financial Corporation	841,982	10.73	627,650	8.00	214,332	2.73
TCF National Bank	831,310	10.62	626,286	8.00	205,024	2.62

At March 31, 2004, TCF and TCF National Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(9)          Employee Benefit Plans

The following table sets forth the net benefit cost (credit) included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three months ended March 31, 2004 and 2003:

	Pension Plan		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2004	2003	2004	2003
Service cost	$1,158	$987	$14	$15
Interest cost	791	737	179	185
Expected return on plan assets	(1,489)	(1,593)	—	—
Amortization of transition obligation	—	—	52	52
Amortization of prior service cost	(58)	(90)	—	—
Recognized actuarial gain	—	—	68	57
Net periodic benefit cost	$402	$41	$313	$309

TCF currently does not have any minimum contribution requirement for the Pension Plan in 2004 and may contribute up to $2.6 million under the maximum contributions formulas for 2003.  During the first quarter of 2004, TCF contributed $260 thousand to the Postretirement Plan.

(10) Derivative Instruments and Hedging Activities

All derivative instruments, including derivatives embedded in other financial instruments or contracts, are recognized as either assets or liabilities in the Consolidated Statements of Financial Condition at fair value.  Changes in the fair value of a derivative are recorded in the Consolidated Statements of Income.

TCF’s pipeline of locked residential mortgage loan commitments, adjusted for loans not expected to close, and forward sales contracts are considered derivatives and are recorded at fair value, with the changes in fair value recognized in gains on sales of loans under mortgage banking revenue in the Consolidated Statements of Income.  TCF utilizes forward sales contracts to hedge its risk of changes in the fair value, due to changes in interest rates, of both locked residential mortgage loan commitments and its residential loans held for sale.  Residential mortgage loans held for sale are carried at the lower of cost or market as adjusted for the effects of fair value hedges using quoted market prices.  Because the fair value of the residential loans held for sale is hedged with forward sales contracts of the same loan types, or substantially the same loan types, the hedges are highly effective at managing the risk of changing fair values of such loans.  Any differences between the changes in fair value of the hedged residential loans held for sale and in the fair value of the forward sales contracts are not expected to be and were not material due to the nature of the hedging instruments and were recorded in gains on sales of loans.  Forward mortgage loan sales commitments totaled $227.4 million at March 31, 2004 and $149.1 million at December 31, 2003.

(11) Business Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Three Months Ended March 31, 2004

Revenues from external customers:
Interest income	$127,028	$20,868	$1,120	$203	$—	$149,219
Non-interest income	101,318	10,395	3,455	8	—	115,176
Total	$228,346	$31,263	$4,575	$211	$—	$264,395

Net interest income	$103,763	$12,459	$2,169	$(212)	$314	$118,493
Provision for credit losses	776	384	—	—	—	1,160
Non-interest income	101,318	10,395	3,769	24,464	(24,770)	115,176
Non-interest expense	125,789	9,380	6,609	23,384	(24,456)	140,706
Income tax expense (benefit)	26,732	4,678	(238)	(30)	—	31,142
Net income (loss)	$51,784	$8,412	$(433)	$898	$—	$60,661

Total assets	$11,252,459	$1,325,736	$179,370	$119,510	$(1,152,756)	$11,724,319

At or For the Three Months Ended March 31, 2003

Revenues from external customers:
Interest income	$148,336	$20,279	$3,500	$(1)	$—	$172,114
Non-interest income	98,207	13,607	(430)	12	—	111,396
Total	$246,543	$33,886	$3,070	$11	$—	$283,510

Net interest income	$106,670	$10,452	$5,465	$(278)	$103	$122,412
Provision for credit losses	984	1,726	—	—	—	2,710
Non-interest income	98,207	13,607	(327)	23,339	(23,430)	111,396
Non-interest expense	121,334	10,366	6,585	23,792	(23,327)	138,750
Income tax expense (benefit)	28,658	4,444	(511)	(370)	—	32,221
Net income (loss)	$53,901	$7,523	$(936)	$(361)	$—	$60,127

Total assets	$11,709,029	$1,089,997	$312,733	$89,800	$(1,074,287)	$12,127,272

(12) Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended March 31,
(Dollars in thousands, except per-share data)	2004	2003

Basic Earnings Per Common Share

Net income	$60,661	$60,127

Weighted average shares outstanding	70,501,098	73,527,939
Unvested restricted stock grants (1)	(1,510,155)	(1,506,887)
Weighted average common shares outstanding for basic earnings per common share	68,990,943	72,021,052

Basic earnings per common share	$.88	$.83

Diluted Earnings Per Common Share

Net income	$60,661	$60,127

Weighted average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted average common shares outstanding used in basic earnings per common share calculation	68,990,943	72,021,052
Net dilutive effect of:
Stock option grants	90,544	96,741
Restricted stock grants (1)	195,525	169,876
	69,277,012	72,287,669

Diluted earnings per common share	$.88	$.83

(1)          At March 31, 2004 and March 31, 2003, there were 1,071,123 shares of performance-based restricted stock granted to certain executive officers which will vest only if certain earnings per share goals are achieved by 2008. Failure to achieve the goals will result in all or a portion of the shares being forfeited.  In accordance with SFAS No. 128, “Earnings per Share,” these shares have been deducted from weighted average shares outstanding used for the computation of basic and diluted earnings per common share, as all necessary conditions for inclusion have not been satisfied.  The remaining unvested restricted stock grants vest over specified time periods, and are included in the computation of diluted earnings per common share in accordance with the treasury stock method prescribed in SFAS No. 128.

(13) Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale.  The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
(In thousands)	2004	2003
Net income	$60,661	$60,127

Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) arising during the period on securities available for sale	23,893	(1,829)

Reclassification adjustment for gains included in net income	(12,717)	(21,137)

Income tax expense (benefit)	4,001	(8,326)

Total other comprehensive income (loss)	7,175	(14,640)

Comprehensive income	$67,836	$45,487

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. –  Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF is a national financial holding company located in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank, is headquartered in Minnesota and had 406 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana at March 31, 2004.

TCF provides convenient financial services through multiple channels to customers located primarily in the Midwest.  TCF has developed products and services designed to meet the needs of all consumers.  The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branch and automated teller machine (“ATM”) networks, and telephone and Internet banking.  TCF’s philosophy is to generate net interest income and fees and other revenue growth through business lines that emphasize higher yielding assets and lower or no interest-cost deposits.  The Company’s growth strategies include new branch expansion and the development of new products and services.  New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

TCF’s core businesses are comprised of traditional and supermarket bank branches, campus banking, EXPRESS TELLER® ATMs, VISA® debit cards, commercial lending, small business banking, consumer lending, mortgage banking, leasing and equipment finance and investment, brokerage and insurance services.  TCF emphasizes the “Totally Free” checking account as its anchor account, which provides opportunities to cross sell other convenience products and services and generate additional fee income.

At March 31, 2004, 232, or 57%, of TCF’s 406 branches were newly opened since January 1, 1998 and consist of 188 supermarket branches and 44 traditional branches.  Opening new branches is an integral part of TCF’s growth strategy for generating new deposit accounts and the related revenue that is associated with the accounts and other products.  New branches typically produce net losses during the first 24-30 months of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s  profitability.  TCF’s growth in checking accounts is primarily occurring in new branches with growth in older, mature branches being slower and more difficult to generate.  The success of TCF’s branch expansion is dependent on the continued long-term success and viability of branch banking.  Success in supermarket branches is also dependent on the success and viability of the supermarket branch locations.  Economic slowdowns, financial or labor difficulties and competitive pressures from new grocery retailers may have an adverse impact on the supermarket industry and therefore reduce customer activity in TCF’s supermarket branches.  TCF is subject to the risk, among others, that its license for supermarket branches will terminate in connection with the sale or closure of a store by a supermarket chain.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases.  Commercial loans are generally made on local properties or to local customers, and are virtually all secured.  TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties.  The leasing and equipment finance businesses consist of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases technology and data processing equipment to companies nationwide, TCF Leasing, Inc. (“TCF Leasing”), a general leasing and equipment finance business and VGM Leasing, Inc. (“VGM”), a wholly-owned subsidiary of TCF Leasing, acquired in March 2004, specializing in home medical equipment financing.  TCF’s leasing and equipment finance businesses operate in all 50 states.

As a primarily secured lender, TCF emphasizes credit quality over asset growth.  As a result, TCF’s credit losses are generally lower than those experienced by other banks.  The allowance for loan and lease losses, while generally lower as a percent of loans and leases than the average in the banking industry, reflects the lower historical charge-

offs and management’s expectation of the risk of loss inherent in the loan and lease portfolio.  See “Consolidated Financial Condition Analysis~~-~~Allowance for Loan and Lease Losses.”

Net interest income, the difference between interest income earned on loans and leases and on investments and interest expense paid on deposits and short-term and long-term borrowings, represents 50.7% of TCF’s total revenue. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest rate risk monitoring and management policies.  TCF does not utilize any unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings.  See “Interest – Rate Risk” for further discussion of TCF’s interest rate risk position.

The Company’s VISA® debit card program has grown significantly since its inception in 1996.  TCF was the 13th largest VISA® Classic debit card issuer in the United States based on sales volume of $1.1 billion for the 2003 fourth quarter, according to VISA®, USA.  TCF earns interchange revenue from customer debit card transactions.  During the first quarter of 2004, 89.5% of TCF’s debit card sales volume was generated from off-line (signature-based) transactions.  The average interchange rate on these off-line transactions declined from 1.59% for the first quarter of 2003 to 1.32% for the first quarter of 2004.  The decline in the average off-line interchange rate was the result of VISA® USA lowering interchange rates for many merchants effective August 1, 2003, as part of the settlement of class action lawsuits brought by these merchants against VISA challenging rules imposed by VISA governing the acceptance of debit cards by merchants.  Additionally, as part of the settlement, VISA established new interchange rates which took effect in February 2004, and these rates increased slightly from the rates established August 1, 2003.  The average off-line interchange rate since February 1, 2004 has been 1.38%.  In late 2003, TCF renegotiated its contract with VISA and agreed to an extension through 2013.  The effect of this new contract is to lower various costs that TCF pays for processing and marketing of the VISA debit cards.  The continued success of TCF’s debit card program is dependent on the success and viability of VISA and the continued use by customers and acceptance by merchants of debit cards.

TCF’s mortgage banking business originates residential mortgage loans and sells them to investors, primarily retaining the servicing rights and related servicing revenue.  Generally accepted accounting principles require TCF to record the value of the servicing rights on the balance sheet at the time the loans are sold.  Capitalized servicing rights are amortized based on the expected pattern and life of related servicing revenues and are also evaluated quarterly for impairment.  As interest rates fall, there is a higher probability of prepayment as the customer can generally refinance the loan with relative ease.  In addition, as property values increase, customers’ home equity increases, enabling customers to engage in “cash-out” refinance transactions where the customer refinances an existing mortgage into a higher balance loan in order to draw out the increased home equity.  At March 31, 2004, 63% of TCF’s third party servicing portfolio consisted of loans with interest rates below 6%.  If interest rates remain at current levels or increase in 2004, there should be reduced refinance activity and reduced related amortization and provision for impairment as compared with 2003.  TCF does not utilize derivatives to manage the impairment risk in its capitalized mortgage servicing rights.

The following portions of the Management’s Discussion and Analysis focus in more detail on the results of operations for the first quarter of 2004 and 2003 and on information about TCF’s balance sheet, credit quality, liquidity and funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 88 cents for the first quarter of 2004, compared with 83 cents for the first quarter of 2003.  Net income was $60.7 million for the first quarter of 2004, compared with $60.1 million for the same 2003 period.  For the first quarter of 2004, return on average assets and return on average common equity were 2.11% and 25.90%, respectively, up from 1.99% and 24.70% for the same 2003 period.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending, residential lending and treasury services, reported net income of $51.8 million for the first quarter of 2004, down 4% from $53.9 million for the same 2003 period.  Banking net interest income for the first quarter of 2004 was $103.8 million, compared with $106.7 million for the same 2003 period.  The provision for credit losses totaled $776 thousand for the first quarter of 2004, compared with $984 thousand for the same 2003 period.  Non-interest income totaled $101.3 million for the first quarter of 2004, up 3.2% from $98.2 million for the same 2003 period.  During the first quarter of 2004, TCF sold mortgage-backed securities and realized gains of $12.7 million, compared with gains on sale of securities of $21.1 million in the first quarter of 2003.  Also in the first quarter of 2003, TCF prepaid $150 million of Federal Home Loan Bank (“FHLB”) advances and recorded losses on termination of debt of $6.6 million.  There were no similar debt terminations during the first quarter of 2004.  See “Results of Operations – Consolidated Net Interest Income” for further discussion of the sales of mortgage-backed securities during the first quarter of 2004.  In addition to the gains and losses discussed above, fees, service charges, debit card and other revenues were $86.6 million for the first quarter of 2004, up $5 million, or 6.2%, from the first quarter of 2003.  These increases resulted primarily from TCF’s expanding branch network and customer base.  Non-interest expense totaled $125.8 million for the first quarter of 2004, up 3.7% from $121.3 million for the same 2003 period.  The increase was primarily due to costs associated with new branches.

TCF had 406 branches, including 240 full service branches in supermarkets at March 31, 2004.  During the first quarter of 2004, TCF opened four new branches, including two new traditional branches and two new supermarket branches.  TCF has opened 232 new branches since January 1, 1998.  TCF plans to open 24 more new branches in the remainder of 2004, consisting of 20 traditional branches and four supermarket branches.  See “Consolidated Financial Condition Analysis – New Branch Expansion” for further information.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries Winthrop and TCF Leasing, which includes TCF Leasing’s newly acquired subsidiary VGM, provides a broad range of comprehensive lease and equipment finance products.  Effective March 1, 2004, TCF Leasing acquired VGM, a company specializing in home medical equipment financing.  This acquisition added 40 leasing professionals in Waterloo, Iowa and $80 million of portfolio balances.

This operating segment reported net income of $8.4 million for the first quarter of 2004, up 11.8% from $7.5 million for the same 2003 period.  Net interest income for the first quarter of 2004 was $12.5 million, up 19.2% from $10.5 million for the same 2003 period.  The provision for credit losses for this operating segment totaled $384 thousand for the first quarter of 2004, down from $1.7 million for the same 2003 period, primarily as a result of a $1.1 million recovery on a single credit during the first quarter of 2004.  Non-interest income totaled $10.4 million for the first quarter of 2004, down from $13.6 million for the same 2003 period due primarily to lower sales-type and operating lease revenues in Winthrop.  Leasing and Equipment Finance revenues may fluctuate from quarter to quarter based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $9.4 million for the first quarter of 2004, down $986 thousand from $10.4 million for the same 2003 period.

MORTGAGE BANKING activities include the origination of residential mortgage loans, generally for sale to third parties with servicing retained.  This operating segment reported a net loss of $433 thousand for the first quarter of 2004, compared with a net loss of $936 thousand for the same 2003 period.  TCF’s mortgage banking operations funded $241.8 million in loans during the first quarter of 2004, down 67% from $729.6 million in the same 2003 period.  Non-interest income totaled $3.8 million for the first quarter of 2004, up $4.1 million from a negative $327 thousand for the same 2003 period.  The increase in non-interest income was primarily due to a decline in amortization and provision for impairment of mortgage servicing rights compared with the first quarter of 2003, related to lower levels of prepayments, partially offset by declines in gains on sales of loans.  Mortgage applications in process (mortgage pipeline) increased $203 million from December 31, 2003 to $444.1 million at March 31, 2004.  See Note 5 of Notes to the Consolidated Financial Statements for further discussion.  Mortgage Banking’s non-interest expense totaled $6.6 million for the first quarter of 2004, unchanged from $6.6 million for the first quarter of 2003.

Consolidated Net Interest Income

Net interest income for the first quarter of 2004 was $118.5 million, down from $122.4 million for the first quarter of 2003 and $119.1 million for the 2003 fourth quarter.  The net interest margin for the first quarter 2004 was 4.52%, compared with 4.45% for the same 2003 period and 4.68% for the fourth quarter of 2003.  The change in net interest income from the first quarter of 2003 primarily reflects the $517.5 million decrease in average interest earning assets partially offset by the 7 basis point increase in net interest margin.  The decrease in asset balances reflects an $896.8 million increase in consumer and commercial loans and leasing and equipment finance balances offset by a $1.3 billion decrease in residential real estate loans and mortgage-backed securities (“MBS’s”).  The decrease in residential real estate loans and MBS’s reflects management’s decision to delay investing in long-term fixed-rate residential real estate loans and MBS’s in the very low interest rate environment over the course of the last 12 months.  The increase in the net interest margin in the first quarter 2004 over the same period in 2003 reflects a 59 basis point reduction in asset yields due to significant refinancing of fixed-rate assets and an increase in variable-rate assets as a percentage of total assets offset by a 68 basis point reduction in funding costs due to the 2003 prepayment of $954 million higher cost borrowings and the continued decline in the average rate paid on deposits.  The decrease in the net interest margin in the first quarter of 2004 of 16 basis points from the fourth quarter of 2003 was driven by a 16 basis point decline in asset yields as TCF continued to experience refinancings of fixed-rate consumer and commercial loans coupled with customer preference for lower cost variable rate loans.  TCF’s funding costs remained relatively unchanged from the fourth quarter at 1.20%.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004		2003		Change
(Dollars in thousands)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates
Interest-earning Assets:
Investments	$141,770	2.18%	$118,828	4.72%	$22,942	(254	) bps
Securities available for sale (2)	1,519,374	5.35	2,341,002	5.77	(821,628)	(42)
Loans held for sale	359,238	3.16	488,110	4.28	(128,872)	(112)
Loans and leases:
Consumer	3,706,061	6.08	3,047,799	6.78	658,262	(70)
Commercial real estate	1,942,494	5.46	1,848,125	6.07	94,369	(61)
Commercial business	427,824	4.06	438,681	4.35	(10,857)	(29)
Leasing and equipment finance	1,194,235	6.99	1,039,213	7.81	155,022	(82)
Subtotal	7,270,614	5.94	6,373,818	6.57	896,796	(63)
Residential real estate	1,193,435	5.78	1,680,170	6.42	(486,735)	(64)
Total loans and leases (3)	8,464,049	5.92	8,053,988	6.54	410,061	(62)
Total interest-earning assets	$10,484,431	5.69	$11,001,928	6.26	$(517,497)	(57)

Deposits and Borrowings:
Deposits:
Checking	$3,329,383.05%		$2,858,113.04%		$471,270	1	bps
Savings	1,923,295.36		2,057,542.70		(134,247)	(34)
Money market	832,695.37		886,552.70		(53,857)	(33)
Subtotal	6,085,373.19		5,802,207.38		283,166	(19)
Certificates of deposit	1,580,107	1.93	1,901,136	2.74	(321,029)	(81)
Total deposits	7,665,480.55		7,703,343.96		(37,863)	(41)
Borrowings:
Short-term borrowings	735,475	1.28	869,735	1.30	(134,260)	(2)
Long-term borrowings	1,812,508	3.94	2,080,713	5.46	(268,205)	(152)
Total borrowings	2,547,983	3.17	2,950,448	4.23	(402,465)	(106)
Total deposits and borrowings	$10,213,463	1.20	$10,653,791	1.87	$(440,328)	(67)

(1)   Annualized.

(2)   Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)   Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following table presents the components of the changes in net interest income by volume and rate:

	Three Months Ended March 31, 2004 Versus Same Period in 2003
(In thousands)	Increase (Decrease) Due to
	Volume(1)	Rate(1)	Total
Interest income:
Investments	$232	$(862)	$(630)
Securities available for sale	(11,141)	(2,291)	(13,432)
Loans held for sale	(1,199)	(1,186)	(2,385)
Loans and leases:
Consumer	10,375	(5,722)	4,653
Commercial real estate	1,384	(2,915)	(1,531)
Commercial business	(116)	(318)	(434)
Leasing and equipment finance	2,839	(2,250)	589
Residential real estate	(7,235)	(2,490)	(9,725)
Total interest income	(7,869)	(15,026)	(22,895)

Interest expense:
Checking	63	42	105
Savings	(223)	(1,661)	(1,884)
Money market	(89)	(687)	(776)
Certificates of deposit	(1,961)	(3,422)	(5,383)
Short-term borrowings	(430)	(50)	(480)
Long-term borrowings	(3,376)	(7,182)	(10,558)
Total interest expense	(1,990)	(16,986)	(18,976)
Net interest income	(5,825)	1,906	(3,919)

(1)   Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Changes in net interest income are dependent upon the movement of interest rates, the volume and mix of interest-earning assets and deposits and borrowings and the level of non-performing assets.  Achieving net interest margin growth over time is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits.  The net impact of the changes in interest-bearing assets and deposits and borrowings has positioned TCF to be more asset sensitive (i.e. more assets than liabilities will be maturing, repricing, or prepaying during the next twelve months).  Although this positive gap position will benefit TCF in a rising rate environment, if interest rates remain at current levels or fall further, the net interest margin may continue to compress and net interest income may decline.  An increase in interest rates would affect TCF’s fixed-rate/variable-rate product origination mix and would extend the estimated life of its residential real estate loan and mortgage-backed securities portfolios.  A change in origination mix and/or the extending of the estimated life of mortgage-related assets may have an adverse impact on future net interest income or net interest margin.  Competition for checking, savings and money market deposits, important sources of lower-cost funds for TCF, is intense.  A decline in these low-cost deposits may have an adverse impact on future net interest income or net interest margin as TCF would need to replace these funds with short- or long-term borrowings which may have a higher interest cost.  See “Interest-Rate Risk” and “Consolidated Financial Condition Analysis – Deposits” for further discussion on TCF’s interest rate risk position.

Consolidated Provision for Credit Losses

TCF provided $1.2 million for credit losses in the first quarter of 2004, down from $2.7 million for the same period in 2003.  Net loan and lease charge-offs were $516 thousand, or .02% (annualized) of average loans and leases, in the first quarter of 2004, down from $1.9 million, or .09% (annualized) of average loans and leases, for the same 2003 period.  Leasing and equipment finance had net recoveries of $106 thousand during the first quarter of 2004, compared with net charge-offs of $971 thousand for the same period in 2003.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.

The determination of the allowance for loan and lease losses, and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $115.2 million for the first quarter of 2004, compared with $111.4 million for the same period in 2003.  Significantly contributing to the increase in non-interest income during the first quarter of 2004 were gains on securities available for sale and losses on termination of debt in 2003.

Fees and Service Charges

Fees and service charges increased $5.2 million, or 9.6%, to $59.7 million for the first quarter of 2004, compared with $54.4 million for the first quarter of 2003. This increase primarily reflects the impact of the investment in new branch expansion and the increase in the number of checking accounts, which totaled 1,472,615 accounts at March 31, 2004, up from 1,358,594 accounts at March 31, 2003.

Debit Card Revenue

For the first quarter of 2004, debit card revenue totaled $13.5 million, up $258 thousand, or 1.9%, from the first quarter of 2003.  Debit card revenue includes interchange fees on the TCF Check Card.  Interchange fees have been adversely impacted as a result of the settlement of litigation against VISA® USA in the second quarter of 2003.  As part of the settlement, VISA lowered interchange rates for certain merchants from August 2003 through February 2004.  Additionally, as part of the settlement, VISA established new interchange rates, which took effect in February 2004, and these rates increased slightly from the rate established August 1, 2003.  The average off-line interchange rate of 1.32% for the first quarter of 2004 was up 12 basis points from the fourth quarter of 2003 rate of 1.20%.  The average off-line interchange rate since February 1, 2004 has been 1.38%.

The following table sets forth information about TCF’s debit cards:

	At March 31,		Change
(Dollars in thousands)	2004	2003	Amount	%

Average number of checking accounts with debit cards	1,258,593	1,148,926	109,667	9.5%

Percentage of customers with debit cards who were active users	54.3%	53.7%		60	bps

Average number of transactions per month on active debit cards for the quarter ended	12.6	11.9	0.7	5.9%

Sales volume for the quarter ended:
Off-line (Signature)	$964,168	$809,908	$154,260	19.0
On-line (PIN)	112,775	74,697	38,078	51.0
Total	$1,076,943	$884,605	$192,338	21.7

Off-line sales volume as a percentage of total	89.5%	91.6%		(210	)bps

Average off-line interchange rate	1.32%	1.59%		(27)

ATM Revenue

For the first quarter of 2004, ATM revenue was $10 million, down slightly from $10.4 million for the first quarter of 2003.  The decline in ATM revenue in the first quarter of 2004 was attributable to a decline in utilization of non-owned ATM machines by TCF customers and declines in utilization of TCF’s ATM machines by non-customers.  At March 31, 2004, TCF had 1,147 EXPRESS TELLER® ATM machines, compared with 1,167 machines at March 31, 2003.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $10.2 million for the first quarter of 2004, compared with $13.6 million for the same 2003 period, primarily due to lower sales-type and operating lease revenues in Winthrop.  Leasing and equipment finance revenues may fluctuate from quarter to quarter based on customer-driven factors not entirely within the control of TCF.

Mortgage Banking Revenue

Mortgage banking revenue increased $3.9 million, to $3.5 million in the first quarter of 2004, compared with a negative $430 thousand for the same 2003 period.  The increase in mortgage banking revenue was primarily due to a $13.6 million decrease in amortization and provision for impairment of mortgage servicing rights, partially offset by an $8.5 million decline in gains on sales of loans due to lower volumes and increased pricing competition.

The following table sets forth information about mortgage banking revenues:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2004	2003	$	%

Servicing income	$4,625	$5,433	$(808)	(14.9)%
Less mortgage servicing rights:
Amortization	3,676	7,801	(4,125)	(52.9)
Provision for impairment	—	9,500	(9,500)	(100.0)
Subtotal	3,676	17,301	(13,625)	(78.8)
Net servicing income (loss)	949	(11,868)	12,817	N.M.
Gains on sales of loans	2,136	10,626	(8,490)	(79.9)
Other income	370	812	(442)	(54.4)
Total mortgage banking revenue	$3,455	$(430)	$3,885	N.M.

N.M. Not meaningful

The following table sets forth further information about mortgage banking:

	At March 31, 2004		At December 31, 2003		Change
(Dollars in thousands)					$		%

Third party servicing portfolio	$5,005,082		$5,122,741		$(117,659)		(2.3	) %
Weighted average note rate	5.92%		5.97%		(5	) bps	N.A.

Mortgage applications in process	$444,124		$241,126		$202,998		84.2

Capitalized mortgage servicing rights, net	$50,726		$52,036		$(1,310)		(2.5)

Mortgage servicing rights as a percentage of servicing portfolio	1.01%		1.02%		(1	) bps	N.A.

Average service fee (basis points)	31.6	bps	31.7	bps	(.1	) bps	N.A.

Mortgage servicing rights as a multiple of average service fee	3.2	X	3.2	X	—	X	N.A.

N.A. Not applicable.

Mortgage banking revenues can be significantly impacted by the amount of amortization and provision for impairment of mortgage servicing rights.  The valuation of mortgage servicing rights is a critical accounting estimate for TCF.  This estimate is based upon loan types, note rates and prepayment assumptions.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights decline.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  During the first quarter of 2003, TCF recorded $9.5 million in provision for impairment on its capitalized mortgage serving rights as a result of strong refinance activity and high prepayments in the servicing portfolio during the first quarter of 2003.  No similar provision for impairment was recorded in the first quarter of 2004.  A key component in determining the fair value of mortgage servicing rights is the projected cash flows of the underlying loan portfolio.  TCF uses projected cash flows and related prepayment assumptions based on management’s best estimates.  The range in prepayment assumptions at March 31, 2004 and December 31, 2003 reflects management’s assumption of higher initial prepayments in early periods that decline over time and level off to a constant prepayment speed.  See Note 5 of Notes to the Consolidated Financial Statements for additional information concerning TCF’s mortgage servicing rights.

The following tables summarize the servicing portfolio by interest rate tranche, the range of prepayment speed assumptions and the weighted average remaining life of the loans by interest tranche used in the determination of the valuation and amortization of mortgage servicing rights as of March 31, 2004 and December 31, 2003:

	March 31, 2004
(Dollars in thousands)		Prepayment Speed Assumption			Weighted Average Life (in Years)
				Weighted Average
Interest Rate Tranche	Unpaid Balance	High	Low
0 to 5.50%	$1,699,516	17.2%	14.6%	15.0%	6.3
5.51 to 6.00%	1,447,536	26.9	22.9	23.5	4.3
6.01 to 6.50%	776,703	38.9	33.1	34.3	2.7
6.51 to 7.00%	647,749	41.9	35.6	37.2	2.3
7.01 and higher	433,578	40.7	34.6	36.1	2.2
	$5,005,082	25.4	21.6	22.4	4.3

	December 31, 2003
(Dollars in thousands)		Prepayment Speed Assumption			Weighted Average Life (in Years)
				Weighted Average
Interest Rate Tranche	Unpaid Balance	High	Low
0 to 5.50%	$1,648,918	15.1%	13.0%	13.3%	7.2
6.51 to 6.00%	1,407,315	20.5	17.7	17.9	5.6
6.01 to 6.50%	830,161	28.8	24.9	25.4	3.8
6.51 to 7.00%	740,675	35.9	31.0	31.8	2.7
7.01 and higher	495,672	39.8	34.4	35.5	2.3
	$5,122,741	21.6	18.6	19.0	5.1

At March 31, 2004 and December 31, 2003, the sensitivity of the current fair value of mortgage servicing rights to a hypothetical immediate 10% and 25% adverse change in prepayment speed assumptions and discount rate are as follows:

(Dollars in millions)	At March 31, 2004	At December 31, 2003

Fair value of mortgage servicing rights	$50.7	$58.0
Weighted-average life (in years)	4.3	5.1
Weighted-average prepayment speed assumption (annual rate)	22.4%	19.0%
Weighted-average discount rate	7.5%	7.5%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(3.0)	$(3.2)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(6.8)	$(7.4)
Impact on fair value of 10% adverse change in discount rate	$(1.1)	$(1.3)
Impact on fair value of 25% adverse change in discount rate	$(2.6)	$(3.3)

These sensitivities are theoretical and should be used with caution.  As the figures indicate, changes in fair value based on a given variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in the above table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumptions.  In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in discount rates or market interest rates), which might either magnify or counteract the sensitivities.  As reflected above, a significant increase in future prepayment speeds can have a significant impact on the impairment of the mortgage servicing rights.  TCF does not use derivatives to hedge its mortgage servicing rights asset.

Other Non-Interest Income

Gains on sales of securities available for sale of $12.7 million and $21.1 million were recognized, on the sales of $854 million and $532.2 million in mortgage-backed securities in the first quarter of 2004 and 2003, respectively. During the first quarter of 2003, TCF prepaid $150 million of higher cost FHLB advances and recorded losses on termination of debt of $6.6 million.  There were no similar prepayments of debt during the first quarter of 2004.

Consolidated Non-Interest Expense

Non-interest expense totaled $140.7 million for the first quarter 2004, up 1.4% from $138.8 million for the same 2003 period.  Compensation and employee benefits expense totaled $78.9 million for the 2004 first quarter, compared with $76.6 million, or an increase of 3%, from the comparable period in 2003 and was driven by a $1.4 million increase related to new branches opened in the past 12 months.  Occupancy and equipment expense totaled $23.5 million for the first quarter 2004, up $1.9 million from the same 2003 period with $862 thousand relating to costs associated with new branch expansion.  Advertising and promotions totaled $5.9 million for the first quarter of 2004, down 7.0% from $6.4 million for the same 2003 period.  Other non-interest expense totaled $32.4 million for the first quarter of 2004, reflecting a decrease of 5.2% from $34.2 million for the same 2003 period, primarily attributable to the lower mortgage banking volumes and declines in operating lease depreciation and other expenses in the leasing and equipment finance segment.  Included in other non-interest expense are deposit account losses of $4.2 million for the first quarter of 2004, compared with $3.7 million for the same 2003 period.

Income Taxes

TCF recorded income tax expense of $31.1 million for the first quarter, or 33.92% of income before income tax expense, compared with $32.2 million, or 34.89% of income before income tax expense, for the comparable 2003 period.  The lower effective tax rate in 2004 primarily reflects the benefits from increased investments in affordable housing partnerships.

TCF has a Real Estate Investment Trust (“REIT”) and related companies, that acquire, hold and manage mortgage assets and other authorized investments to generate income.  These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REIT must meet specific provisions of the Internal Revenue Code (“IRC”) to continue to qualify as a REIT.  Two specific provisions applicable to the REIT are an income test and an asset test.  At least 75% of the REIT’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property.  Additionally, at least 75% of the REIT’s assets must be represented by real estate assets.  At March 31, 2004, TCF’s REIT met the applicable provisions of the IRC to qualify as a REIT.  State laws may also impose limitations or restrictions on operations of the REIT and the related companies.  These laws are subject to change and are currently under review in Minnesota and Illinois.    If these companies fail to meet any of the required provisions of Federal and state tax laws or if the state tax laws change unfavorably, TCF’s tax expense would increase.

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards.  Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by Federal and state taxing authorities.  Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.  In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the current prevailing Federal and state income tax rates.  If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to the Consolidated Statements of Income.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Investments

Total investments, which include interest-bearing deposits with banks, federal funds sold, FHLB stock, Federal Reserve Bank stock and other investments, were $411.9 million at March 31, 2004, up $336.7 million from December 31, 2003.  The increase was primarily the result of a temporary increase of $314 million in federal funds sold due to securities sales.  In April 2004, the $314 million in federal funds sold was used to purchase mortgage-backed securities discussed below.

Securities Available for Sale

The Company purchased $668.1 million and $812.2 million of mortgage-backed securities during the first quarter of 2004 and 2003, respectively, to replace the prepayments of residential real estate loans and mortgage-backed securities.  TCF sold $854 million and $532.2 million of mortgage-backed securities during the first quarter of 2004 and 2003, respectively.  At March 31, 2004, the unrealized gain on TCF’s mortgage-backed securities available for sale portfolio was $20 million.  TCF may, from time to time, sell additional mortgage-backed securities, capture the gains before these securities prepay and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.  In April 2004, TCF purchased $400 million of mortgage-backed securities with a weighted average yield of 5.23%.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At March 31, 2004	At December 31, 2003
			Change
(Dollars in thousands)			$	%
Consumer:
Home equity	$3,782,820	$3,588,027	$194,793	5.4%
Other secured	24,676	27,265	(2,589)	(9.5)
Unsecured	14,152	15,049	(897)	(6.0)
Total consumer	3,821,648	3,630,341	191,307	5.3
Commercial:
Commercial real estate:
Permanent	1,797,838	1,745,435	52,403	3.0
Construction and development	165,977	171,266	(5,289)	(3.1)
Total commercial real estate	1,963,815	1,916,701	47,114	2.5
Commercial business	428,588	427,696	892.2
Total commercial	2,392,403	2,344,397	48,006	2.0

Leasing and equipment finance:
Equipment finance loans	292,019	309,740	(17,721)	(5.7)
Lease financings:
Direct financing leases	981,781	853,395	128,386	15.0
Sales-type leases	30,917	33,073	(2,156)	(6.5)
Lease residuals, excluding leveraged leases	34,450	34,171	279.8
Unearned income and deferred lease costs	(102,896)	(92,710)	(10,186)	11.0
Investment in leveraged leases	20,106	22,728	(2,622)	(11.5)
Total lease financings	964,358	850,657	113,701	13.4
Total leasing and equipment finance	1,256,377	1,160,397	95,980	8.3
Total consumer, commercial and leasing and equipment finance	7,470,428	7,135,135	335,293	4.7
Residential real estate	1,152,357	1,212,643	(60,286)	(5.0)
Total loans and leases	$8,622,785	$8,347,778	$275,007	3.3

The following table sets forth information about loans and leases by state, excluding loans held for sale:

(Dollars in thousands)	At March 31, 2004
	Consumer	Commercial	Leasing and Equipment Finance	Residential Real Estate	Total
Minnesota	$1,514,011	$690,235	$61,225	$563,470	$2,828,941
Michigan	681,336	714,795	85,670	301,136	1,782,937
Illinois	999,978	399,837	46,077	216,151	1,662,043
Wisconsin	389,293	323,217	31,668	34,086	778,264
Colorado	186,324	11,436	28,883	4,587	231,230
California	657	27,186	149,864	—	177,707
Florida	12,107	21,197	77,196	753	111,253
Ohio	6,253	23,813	48,622	7,621	86,309
Texas	797	1,362	78,608	1,425	82,192
Other	30,892	179,325	648,564	23,128	881,909
Total	$3,821,648	$2,392,403	$1,256,377	$1,152,357	$8,622,785

At March 31, 2004, 55% of TCF’s consumer and commercial loans consist of variable-rate loans.  The variable-rate consumer loans have their interest rates tied to TCF’s base interest rate, while variable-rate commercial loans (consisting of commercial business and commercial real estate loans) may have their interest rates tied to either TCF’s base rate or LIBOR. In addition, to the extent these loans have interest rate floors, a change in interest rates may not result in a change in the interest rate on the variable-rate loan.  The following table provides additional information relating to TCF’s consumer and commercial loan balances at March 31, 2004:

(Dollars in millions)	At March 31, 2004
	Consumer	Commercial	Total
Variable-rate loans:
Loans without an interest rate floor	$47	$602	$649
Loans with a variable rate greater than the interest rate floor	415	86	501
Loans with a variable rate equal to the interest rate floor	938	53	991
Subtotal (1)	1,400	741	2,141
Loans with a variable rate less than the interest rate floor
1 - 25 basis points (bps) (2)	484	119	603
26 bps or more (2)	419	247	666

Total variable-rate loans	2,303	1,107	3,410
Fixed-rate loans	1,519	387	1,906
Adjustable-rate loans (3)	—	898	898
Total loans	$3,822	$2,392	$6,214

Variable-rate loans as a percentage of total loans	60%	46%	55%

(1)   Loans subject to an immediate increase in interest rate if there is an increase in TCF’s base rate or LIBOR.

(2)   The base rate or LIBOR would need to increase by these basis points, before the loan rate would change from the floor interest rate.

(3)   These loans reprice at periodic intervals, generally 3-5 years, at which time the fixed rate adjusts to a new rate based on a specified spread to the applicable U.S. Treasury rate.

Approximately 69% of the home equity loan portfolio at March 31, 2004 consisted of closed-end loans, compared with 70% at December 31, 2003.   In addition, 61% of this portfolio at March 31, 2004 carries a variable interest rate tied to the prime rate, compared with 60% at December 31, 2003.   At March 31, 2004, the weighted average loan-to-value ratio for the home equity portfolio was 74%, unchanged from December 31, 2003.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At March 31, 2004			At December 31, 2003
Loan-to-Value Ratios (1):	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance
Over 100% (2)	$37,948	1.0%	6.55%	$39,452	1.1%	4.81%
Over 90% to 100%	366,440	9.7	.51	361,374	10.1	.78
Over 80% to 90%	1,471,429	38.9	.29	1,370,523	38.2	.40
80% or less	1,907,003	50.4	.33	1,816,678	50.6	.39
Total	$3,782,820	100.0%	.37	$3,588,027	100.0%	.48

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

The following tables summarize TCF’s commercial real estate loan portfolio by property type:

	At March 31, 2004			At December 31, 2003

(Dollars in thousands)	Permanent	Construction and Development	Total	Permanent	Construction and Development	Total
Apartments	$523,449	$4,380	$527,829	$519,622	$28,983	$548,605
Office buildings	397,268	36,242	433,510	399,112	33,262	432,374
Retail services	308,361	14,594	322,955	304,295	10,139	314,434
Warehouse/industrial buildings	189,388	1,790	191,178	189,635	1,253	190,888
Hotel and motels	128,825	19,220	148,045	131,367	19,270	150,637
Health care facilities	39,444	9,195	48,639	32,157	17,664	49,821
Other	211,103	80,556	291,659	169,247	60,695	229,942
Total	$1,797,838	$165,977	$1,963,815	$1,745,435	$171,266	$1,916,701

	At March 31, 2004		At December 31, 2003
(Dollars in thousands)	Balance	Over 30-Day Delinquency as a Percentage of Balance	Balance	Over 30-Day Delinquency as a Percentage of Balance
Apartments	$527,829.02%		$548,605	—%
Office buildings	433,510	—	432,374	—
Retail services	322,955	—	314,434	—
Warehouse/industrial buildings	191,178	—	190,888	—
Hotel and motels	148,045	—	150,637	—
Health care facilities	48,639	—	49,821	—
Other	291,659.07		229,942.03
Total	$1,963,815.02		$1,916,701	—

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets.  With a focus on secured lending, at March 31, 2004, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by real estate properties or underlying business assets.  At March 31, 2004 and December 31, 2003, the construction and development portfolio had no loans over 30-days delinquent.  At March 31, 2004, approximately 91% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.

The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type:

(Dollars in thousands)	At March 31, 2004			At December 31, 2003
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
		Percent	a Percentage		Percent	a Percentage
Marketing Segment	Balance	of Total	of Balance	Balance	of Total	of Balance
Middle market (1)	$626,949	49.9%	.68%	$595,812	51.3%	.88%
Winthrop (2)	220,251	17.5	1.44	229,441	19.8	1.14
Wholesale (3)	128,837	10.3	.66	137,062	11.8	.29
Small ticket (4)	215,521	17.2	1.38	124,178	10.7	.56
Leveraged leases	20,106	1.6	—	22,728	2.0	—
Subtotal	1,211,664	96.5	.93	1,109,221	95.6	.81
Truck and trailer (5)	44,713	3.5	3.67	51,176	4.4	3.66
Total	$1,256,377	100.0%	1.02	$1,160,397	100.0%	.93

(1)          Middle market consists primarily of lease financing of construction and manufacturing equipment and specialty vehicles.

(2)          Winthrop’s portfolio consists primarily of technology and data processing equipment.

(3)          Wholesale includes the discounting and purchasing of lease receivables sourced by third party lessors.

(4)          Small ticket includes lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations, which as of March 31, 2004 includes the portfolio of VGM.  Individual contracts generally range from $25 thousand to $250 thousand.

(5)          TCF discontinued originations in the truck and trailer marketing segment during 2001.  TCF will continue to provide financing on trucks and trailers to customers in the middle market segment for use in their businesses which are unrelated to the over-the-road trucking industry.  See the portfolio summary by equipment type below for TCF’s total financing of trucks and trailers.

(Dollars in thousands)	At March 31, 2004		At December 31, 2003
Equipment Type	Balance	Percent of Total	Balance	Percent of Total
Technology and data processing	$239,640	19.1%	$249,515	21.5%
Specialty vehicles	225,365	17.9	225,073	19.4
Manufacturing	212,541	16.9	198,321	17.1
Construction	140,227	11.2	133,104	11.5
Medical	125,425	10.0	33,462	2.9
Trucks and trailers	84,113	6.7	89,262	7.7
Furniture and fixtures	51,674	4.1	54,052	4.7
Printing	39,715	3.2	38,977	3.3
Material handling	26,809	2.1	27,111	2.3
Aircraft	24,152	1.9	23,965	2.1
Other	86,716	6.9	87,555	7.5
Total	$1,256,377	100.0%	$1,160,397	100.0%

The leasing and equipment finance portfolio increased $96 million from December 31, 2003. TCF Leasing’s acquisition of VGM, in March 2004, added $80 million of portfolio balances to the small ticket marketing segment and is medical type equipment. This was the combined effect of the addition of $111.4 million of leasing and equipment finance portfolio at VGM, of which $31.4 million had been financed on a non-recourse basis with TCF Leasing.  This financial arrangement was terminated upon the acquisition and replaced with intercompany debt.  The leasing and equipment finance portfolio tables above include lease residuals.  Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction.  At March 31, 2004, lease residuals, excluding leveraged lease residuals, totaled $34.5 million, up from $34.2 million at December 31, 2003.  The lease residuals on leveraged leases are included in investments in leveraged leases and totaled $18.1 million at March 31, 2004, down from $18.7 million at December 31, 2003.  Lease residual values are initially determined at the inception of the lease and reviewed on an ongoing basis.  Any downward revisions are recorded in the periods in which they become known.  Included in the investment in leveraged leases, at March 31, 2004, is $20.1 million for a 100% equity interest in a Boeing 767-300 aircraft on lease to Delta Airlines in the United States.  The investment in leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of the leased assets less related unearned income.  TCF has no obligation for principal and interest on the note representing the third-party participation related to this leveraged lease; such note, which totaled $19.2 million at March 31, 2004, down from $22.6 million at December 31, 2003, is recorded as an offset against the related rental receivable. An economic slowdown and other factors have adversely impacted the airline industry and could have an adverse impact on the lessee’s ability to meet its lease obligations and the residual value of the aircraft.  The lessee is current on the lease payments and the lease expires in 2010.  This lease represents TCF’s only material direct exposure to the commercial airline industry.

Total loan and lease originations for TCF’s leasing businesses were $137.8 million for the first quarter of 2004, compared with $121.1 million for the same 2003 period.  The backlog of approved transactions increased to $209.3 million at March 31, 2004, from $155.2 million at December 31, 2003.  TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $79.1 million appropriate to cover losses inherent in the loan and lease portfolios as of March 31, 2004.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

The next several pages include detail information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases.  Included in this data are numerous portfolio ratios that must be carefully reviewed and related to the nature of the underlying loans and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other companies.  Most of TCF’s non-performing assets and past due loans and leases are secured by residential real estate.  Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition.  This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state foreclosure laws.

The key indicators of TCF’s credit quality and allowance coverage at March 31, 2004, include the ratio of annualized net charge-offs to average loans and leases, the allowance as a multiple of annualized net charge-offs, and income before income taxes and provision for loan losses as a multiple of annualized net charge-offs.

The following table sets forth information detailing the allowance for loan and lease losses and selected key indicators:

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
Balance at beginning of period	$76,619	$77,008
Charge-offs	(2,499)	(2,732)
Recoveries	1,983	827
Net charge-offs	(516)	(1,905)
Provision charged to operations	1,160	2,710
Acquired allowance	1,791	-
Balance at end of period	$79,054	$77,813

Key Indicators:
Ratio of annualized net loan and lease charge-offs to average loans and leases outstanding	.02%		.09%
Period end allowance as a multiple of annualized net charge-offs	38.3	X	10.2	X
Income before income taxes and provision for loan losses as a multiple of net charge-offs	180.2	X	49.9	X

The allocation of TCF’s allowance for loan and lease losses, including general and specific loss allocations, is as follows:

	At or For the Quarter Ended March 31, 2004			At or For the Year Ended December 31, 2003
(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Balance	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Balance
Consumer	$9,285	$3,821,648.24%		$9,084	$3,630,341.25%
Commercial real estate	25,831	1,963,815	1.32	25,142	1,916,701	1.31
Commercial business	11,117	428,588	2.59	11,797	427,696	2.76
Leasing and equipment finance	15,795	1,256,377	1.26	13,515	1,160,397	1.16
Unallocated	16,139	—	N.A.	16,139	—	N.A.
Subtotal	78,167	7,470,428	1.05	75,677	7,135,135	1.06
Residential real estate	887	1,152,357.08		942	1,212,643.08
Total	$79,054	$8,622,785.92		$76,619	$8,347,778.92

The allocated allowance balances for TCF’s residential and consumer loan portfolios, at March 31, 2004, reflect the Company’s credit quality and related low level of net loan charge-offs for these portfolios.  The allocated allowances for the loan and lease portfolios do not reflect any significant changes in estimation methods or assumptions.

Net loan and lease charge-offs were $516 thousand, or .02% (annualized), of average loans and leases outstanding in the first quarter of 2004, down from $1.9 million, or .09% (annualized), of average loans and leases for the same period of 2003.  During the first quarter of 2004, TCF recognized a $1.1 million recovery on a single credit in leasing and equipment finance that was charged-off in late 2003.

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended
	March 31, 2004		March 31, 2003
(Dollars in thousands)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)
Consumer	$574.06%		$1,045.14%
Commercial real estate	(33)	(.01)	2	—
Commercial business	73.07		(84)	(.08)
Leasing and equipment finance:
Middle market	425.28		374.41
Winthrop	16.03		68.11
Wholesale	(1,226)	(3.71)	186.43
Small ticket	707	1.90	161.61
Leveraged leases	—	—	—	—
Subtotal	(78)	(.03)	789.33
Truck and trailer	(28)	(.21)	182.76
Total leasing and equipment finance	(106)	(.04)	971.37
Subtotal	508.03		1,934.12
Residential real estate	8	—	(29)	(.01)
Total	$516.02		$1,905.09

(1) Annualized.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 56% of non-performing assets at March 31, 2004 consisted of, or were secured by, residential real estate.  Non-performing assets are summarized in the following table:

(Dollars in thousands)	At March 31, 2004	At December 31, 2003	$ Change
Non-accrual loans and leases:
Consumer	$14,428	$12,052	$2,376
Commercial real estate	3,120	2,490	630
Commercial business	3,102	2,931	171
Leasing and equipment finance, net	11,219	13,241	(2,022)
Residential real estate	4,473	3,993	480
Total non-accrual loans and leases, net	36,342	34,707	1,635
Non-recourse discounted lease rentals	644	699	(55)
Total non-accrual loans and leases, gross	36,986	35,406	1,580
Other real estate owned:
Residential	18,960	20,462	(1,502)
Commercial	11,549	12,992	(1,443)
Total other real estate owned	30,509	33,454	(2,945)
Total non-performing assets, gross	$67,495	$68,860	$(1,365)
Total non-performing assets, net	$66,851	$68,161	$(1,310)

Gross non-performing assets as a percentage of net loans and leases	.79%	.83%
Gross non-performing assets as a percentage of total assets	.58%	.61%

Included in non-performing assets are loans that are considered impaired. The recorded investment in impaired loans was $10.1 million at March 31, 2004, up from $9.1 million at December 31, 2003.  The related allowance for credit losses was $4.5 million at March 31, 2004, and December 31, 2003.  All of the impaired loans were on non-accrual status.  There were no impaired loans at March 31, 2004 or December 31, 2003 which did not have a related allowance for loan losses.  The average recorded investment in impaired loans during the three months ended March 31, 2004 was $9.4 million, compared with $10.3 million during the three months ended December 31, 2003.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined using the contractual method.

	At March 31, 2004		At December 31, 2003
(Dollars in thousands)	Principal Balances	Percentage of Loans and Leases	Principal Balances	Percentage of Loans and Leases
Accruing loans and leases delinquent for:
30-59 days		$20,424.24%		$24,187.29%
60-89 days	7,095.08		8,953.11
90 days or more	6,405.08		5,604.07
Total		$33,924.40%		$38,744.47%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type:

	At March 31, 2004		At December 31, 2003
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Consumer	$14,262.37%		$17,673.49%
Commercial real estate	319.02		58	—
Commercial business	128.03		282.07
Leasing and equipment finance	12,716	1.02	10,619.93
Residential real estate	6,499.57		10,112.84
Total	$33,924.40		$38,744.47

TCF’s over 30-day delinquency on consumer loans was .37% of total consumer loans at March 31, 2004, down from .49% at December 31, 2003.  Included in leasing and equipment finance delinquencies at March 31, 2004 are approximately $1.7 million of delinquent accounts acquired in the VGM acquisition.

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $58.4 million of loans and leases at March 31, 2004, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $48.1 million at December 31, 2003.  These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2004	2003	$	%
Commercial real estate	$30,316	$20,279	$10,037	49.5%
Commercial business	13,072	12,721	351	2.8
Leasing and equipment finance	15,043	15,094	(51)	(.3)
Total	$58,431	$48,094	$10,337	21.5

Leasing and equipment finance potential problem loans and leases include $724 thousand and $1.1 million funded on a non-recourse basis at March 31, 2004 and December 31, 2003, respectively.  Commercial real estate potential problem loans increased $10 million due primarily to the addition of one customer’s $10 million loan.

Deposits

Checking, savings and money market deposits are an important source of low cost funds and fee income for TCF.   Deposits totaled $7.9 billion at March 31, 2004, up $257.4 million from December 31, 2003.  Lower interest-cost checking, savings and money market deposits totaled $6.3 billion, up $329.1 million from December 31, 2003, and comprised 80.4% of total deposits at March 31, 2004, compared with 78.8% of total deposits at December 31, 2003.  Average annualized fee revenue per retail checking account for the twelve months ended March 31, 2004 was $225, compared with $226 for the comparable period ended March 31, 2003.  Higher interest-cost certificates of deposit decreased $71.8 million from December 31, 2003, as other lower-cost funding sources were available to TCF.  TCF’s weighted-average rate for deposits, including non-interest-bearing deposits, was .52% at March 31, 2004, down from .58% at December 31, 2003.

New Branch Expansion

Key to TCF’s growth is its continued investment in new branch expansion.  New branches are an important source of new customers in both deposit products and consumer lending products.  While supermarket branches continue to play an important role in TCF’s expansion strategy, the opportunity to add new supermarket branches within TCF’s markets has slowed from prior years.  Therefore, TCF has continued new branch expansion by opening more traditional branches.  Although traditional branches require a higher initial investment than supermarket branches, they ultimately attract more customers and become more profitable.  During the first quarter of 2004, TCF opened four new branches, including two new traditional branches and two new supermarket branches.  TCF now has 232 new branches opened since January 1, 1998.  TCF plans to open 24 more new branches during the remainder of 2004, consisting of 20 new traditional branches and four new supermarket branches.

Additional information regarding the results of TCF’s new branches opened since January 1, 1998 is displayed in the table below:

	At or For the Quarter Ended
	March 31,		Increase
(Dollars in thousands)	2004	2003	(Decrease)	% Change
Number of new branches* at March 31,
Traditional	44	28	16	57.1%
Supermarket	188	185	3	1.6
Total	232	213	19	8.9
Percentage of total branches	57%	54%

Number of checking accounts	518,105	416,460	101,645	24.4
Deposits:
Checking	$715,530	$517,209	$198,321	38.3
Savings	418,604	424,641	(6,037)	(1.4)
Money market	67,246	71,912	(4,666)	(6.5)
Subtotal	1,201,380	1,013,762	187,618	18.5
Certificates of deposits	149,582	160,118	(10,536)	(6.6)
Total deposits	$1,350,962	$1,173,880	$177,082	15.1

Total fees and other revenue (quarter ended)	$32,176	$27,017	$5,159	19.1

* New branches opened since January 1, 1998.

Borrowings

Borrowings totaled $2.5 billion at March 31, 2004, up $92.3 million from year-end 2003. Included in long-term borrowings at March 31, 2004, are $767.5 million of fixed-rate FHLB advances and repurchase agreements with other financial institutions, which are callable by the counterparty at par on certain anniversary dates and, for most, quarterly thereafter until maturity.  If called, replacement funding will be provided by the counterparties at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances and repurchase agreements, subject to standard terms and conditions.  The weighted-average rate on borrowings increased to 3.36% at March 31, 2004, from 3.24% at December 31, 2003 as a result of a reduction in short term borrowings as a percentage of total borrowings.  During the first quarter of 2004, TCF entered into $450 million of 18-month FHLB advances at a weighted average interest rate of 1.70%.  TCF Financial Corporation has a $105 million bank line of credit agreement maturing in April 2004, which is unsecured and contains certain covenants common to such agreements. At March 31, 2004, TCF had $34 million outstanding on this bank line of credit, which was included in short-term borrowings.  Subsequent to March 31, 2004, TCF Financial Corporation entered into a $105 million bank line of credit agreement with a new banking group which matures in April 2005.  This new credit facility is also unsecured and contains similar covenants to the previous agreement.  Proceeds from this new credit facility were used to pay-off the outstanding balance on the previous agreement.

Contractual Obligations And Commercial Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At March 31, 2004, the aggregate contractual obligations (excluding bank deposits) and commercial commitments are as follows:

(Dollars in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Total borrowings	$2,507,087	$546,940	$1,527,902	$132,245	$300,000
Annual rental commitments under non-cancelable operating leases	162,168	22,903	39,180	32,615	67,470
Purchase obligations (construction contracts and land purchase commitments for future branch sites)	11,046	11,046	—	—	—
	$2,680,301	$580,889	$1,567,082	$164,860	$367,470

(Dollars in thousands)	Amount of Commitment - Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Commitments to lend:
Consumer	$1,442,985	$19,812	$14,903	$22,137	$1,386,133
Commercial	863,830	685,714	156,940	2,494	18,682
Leasing and equipment finance	65,627	65,627	—	—	—
Other	5,289	5,289	—	—	—
Total commitments to lend	2,377,731	776,442	171,843	24,631	1,404,815
Loans serviced with recourse	123,300	2,838	6,294	6,090	108,078
Standby letters of credit and guarantees on industrial revenue bonds	38,768	19,418	18,865	485	—
	$2,539,799	$798,698	$197,002	$31,206	$1,512,893

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

Loans serviced with recourse represent a contingent guarantee based upon the failure to perform by another party.  These loans consist of $119.1 million of Veterans Administration (“VA”) loans and $4.2 million of loans sold with recourse to the Federal National Mortgage Association (“FNMA”).  As is typical of a servicer of VA loans, TCF must cover any principal loss in excess of the VA’s guarantee if the VA elects its “no-bid” option upon the foreclosure of a loan.  Since conditions under which TCF would be required either to cover any principal loss in excess of the VA’s guarantee or repurchase the loan sold to FNMA may not materialize, the actual cash requirements are expected to be less than the amount provided in the table above.

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party.  These conditional commitments expire in various years through the year 2009.  Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.  Collateral held on these commitments primarily consists of commercial real estate mortgages.

Stockholders’ Equity

Stockholders’ equity at March 31, 2004 was $966 million, or 8.2% of total assets, up from $920.9 million, or 8.1% of total assets, at December 31, 2003.  TCF repurchased 13,445 shares of its common stock during the first quarter of 2004 at an average cost of $51.66 per share.  At March 31, 2004, TCF had 3.7 million shares remaining in its stock repurchase program authorized by its Board of Directors.  Since January 1, 1998, the Company has repurchased 25.1 million shares of its common stock at an average cost of $33.34 per share.  For the first quarter of 2004, average total equity to average assets was 8.13% compared with 8.03% for the year ended December 31, 2003.  On April 27, 2004, TCF declared a regular quarterly dividend of 37.5 cents per common share, payable on May 28, 2004, to shareholders of record as of May 7, 2004.  TCF does not have any trust preferred securities or other quasi-equity instruments.

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

TCF’s Asset/Liability Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors.  The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate risk and liquidity risk and facilitating the funding needs of the Company.

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

TCF has positioned its balance sheet to benefit from a rising interest rate environment.  TCF’s one-year interest rate gap (the difference between interest-earning assets and interest-bearing liabilities repricing or maturing within the next twelve months), assuming no change in interest rates, was a positive $1.2 billion, or 10% of total assets, at March 31, 2004, compared with a positive $161.3 million, or 1% of total assets, at December 31, 2003.  As a result of variable-rate consumer and commercial loans at or near their interest rate floors and after taking into consideration other factors such as changes in prepayment rates, TCF becomes more asset sensitive in a rising interest rate environment.  In a falling interest rate environment TCF’s asset sensitivity remains relatively unchanged as the assumed increase in fixed-rate asset runoff is offset by the increase in variable-rate consumer and commercial loans at their floors.  The sensitivity of TCF’s one-year interest rate gap is summarized as follows:

	One-Year Interest Rate GAP
(Dollars in millions)	$	% of Total Assets

Assumed Interest Rates
Increase 50 basis points *	$1,861	15.9%
Flat rates as of March 31, 2004	1,167	10.0
Decrease 50 basis points *	1,303	11.1

* Assumes an immediate parallel change in interest rates as of March 31, 2004.

The one-year interest rate gap is subject to a number of assumptions and is only one of a number of interest rate risk measurements and is best used as a general measure of the effect on the net interest income of rising or falling interest rates.  In general, TCF’s net interest income would increase with rising interest rates and decrease to a somewhat lesser degree with falling interest rates.

As stated above, TCF’s balance sheet is generally positioned to benefit from rising interest rates due to a positive interest rate gap position.  TCF would also likely benefit from an increase in interest rates as this might signify that economic conditions are improving.  The favorable impact of an increase in interest rates on net interest income would be partially diminished by the fact that at March 31, 2004, $1.8 billion of variable-rate consumer loans and $419.2 million of variable-rate commercial loans were at their interest rate floors.  These loans will remain at their interest rate floors until interest rates rise above the floor rates.  See “Consolidated Financial Condition Analysis – Loans and Leases” for additional information regarding TCF’s consumer and commercial variable-rate loans. Additionally, increases in interest rates could have an adverse impact on TCF’s checking account balances, if customers transfer some of these funds to higher interest rate deposit products or other investments and would likely result in an increase in the cost of interest-bearing deposits.  An increase in interest rates would affect TCF’s fixed-rate/variable-rate product origination mix and origination volumes and would likely slow loan prepayments.

While this positive interest rate gap may compress net interest income in the short-term, TCF believes this positive interest rate gap to be warranted because current rates are well below historical averages, and consequently, there is a greater possibility over time of higher interest rates versus lower interest rates.  However, if interest rates remain at current levels or fall further, TCF could continue to experience an increase in prepayments of residential loans, mortgage-backed securities and fixed-rate consumer and commercial real estate loans and may continue to experience further compression of its net interest income.

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

TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would slow prepayments on the $2.4 billion of mortgage-backed securities and residential real estate loans at March 31, 2004 by approximately $360 million, or 45% in the first year.  A slowing in prepayments would increase the estimated life of the mortgage-backed securities and residential real estate loan portfolios and may adversely impact net interest income or net interest margin in the future.

Recent Accounting Developments

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised version of Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities.”  The revised FIN 46 clarifies some of the provisions of the original Interpretation and adds new scope exceptions.  There was no impact on TCF’s financial statements from adoption of the revised Interpretation.

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) was signed into law.  This Act includes a prescription drug benefit for enrollees and a federal subsidy for sponsors of retiree healthcare plans beginning in 2006.  TCF offers a prescription drug benefit to retirees in its postretirement medical plan.

In January 2004, the FASB issued Staff Position (“FSP”) 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.”  This FSP provided limited guidance regarding the effects of the Act on the estimated costs of providing this retirement benefit under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” with various implementation options.

In accordance with this FSP, TCF has not included the impact of the Act in the determination of its postretirement benefit obligation and expense.  TCF is currently reviewing the Act and considering its options.  Specific authoritative guidance on the federal subsidy is pending and, when issued, could require TCF to change previously reported information.  The effects of this Act are not expected to be significant.

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

The Federal Deposit Insurance Corporation (“FDIC”) and members of the United States Congress have proposed new legislation that would reform the bank deposit insurance system.  This reform could merge the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”), increase the deposit insurance coverage limits and index future coverage limitations, among other changes.  Most significantly, reform proposals could allow the FDIC to raise or lower (within certain limits) the currently mandated designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits), and require certain changes in the calculation methodology. The ultimate impact of these proposals cannot be predicted at this time, but if adopted, they could result in the imposition of additional deposit insurance premium costs on TCF.

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“the Act”) was signed into law by the President of the United States.  The Act provides for sweeping changes dealing with corporate governance, accounting practices and disclosure requirements for public companies, and also for their directors and officers.  Section 302 of the Act, entitled “Corporate Responsibility for Financial Reports,” required the SEC to adopt rules to implement certain requirements noted in the Act and it did so effective August 29, 2002.  The new rules require a company’s chief executive and chief financial officers to certify the financial and other information included in the company’s quarterly and annual reports.  The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes in disclosure controls or internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.  These certificates called for under Section 302 of the Act are filed as an exhibit to this document.  See “Controls and Procedures” for TCF’s evaluation of disclosure controls and procedures.  TCF is also filing as an exhibit to this report certificates called for under Section 906 of the Act.

On June 5, 2003, the SEC published its final rules on Section 404 of the Act, requiring public companies to complete an annual assessment of the effectiveness of internal control over financial reporting.  The rules are effective in 2004 and a management report must be included in the 2004 Form 10-K describing management’s responsibility for establishing and maintaining adequate internal control over financial reporting and its assessment of the effectiveness of such controls as of year-end.  The Company’s independent auditors will also be required to complete an attestation report on management’s assessment.

In September 2002, the SEC issued its final ruling covering the acceleration of periodic report filing dates.  The rule applies to certain companies, including TCF, and will reduce the annual report filing deadline from 90 days after year-end to 60 days after year-end for TCF’s 2004 Annual Report.  The quarterly report on Form 10-Q will also be accelerated from 45 days after quarter-end to 35 days after quarter-end for the quarterly Form 10-Q filings in 2005.  TCF has taken steps to modify its financial reporting process to meet these accelerated filing deadlines.

Forward-Looking Information

This report and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.   In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.   Forward-looking statements deal with matters that do not relate strictly to historical facts.   TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; ability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting policies and guidelines, or monetary, fiscal or tax policies of the federal or state governments; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values; technological, computer-related or operational difficulties; adverse changes in securities markets; the risk that TCF could be unable to effectively manage the volatility of its mortgage banking business, which could adversely affect earnings; and results of litigation or other significant uncertainties.  Investors should consult TCF’s Annual Report to Shareholders and reports on Forms 10-K, 10-Q and 8-K for additional important information about the Company.

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer and its Controller and Assistant Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2004,  in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the first quarter of 2004.

Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, the Chief Financial Officer and Treasurer and the Controller and Assistant Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of a control system inherently has limitations, and the benefits of controls must be weighed against their costs.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Therefore, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per-share data)	At March 31, 2004	At Dec. 31, 2003	At Sept. 30, 2003	At June 30, 2003	At March 31, 2003

SELECTED FINANCIAL CONDITION DATA:
Securities available for sale	$1,269,293	$1,533,288	$1,604,282	$1,980,830	$2,442,724
Residential real estate loans	1,152,357	1,212,643	1,283,640	1,393,183	1,568,430
Subtotal	2,421,650	2,745,931	2,887,922	3,374,013	4,011,154
Loans and leases excluding real estate loans	7,470,428	7,135,135	6,863,683	6,705,169	6,485,179
Total assets	11,724,319	11,319,015	11,253,906	11,807,764	12,127,272
Deposits	7,869,128	7,611,749	7,712,603	7,979,737	7,965,338
Borrowings	2,507,087	2,414,825	2,243,725	2,506,039	2,767,890
Stockholders’ equity	965,950	920,858	931,968	952,069	971,413

	Three Months Ended
	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003

SELECTED OPERATIONS DATA:
Interest income	$149,219	$148,919	$156,482	$164,004	$172,114
Interest expense	30,726	29,827	36,605	44,240	49,702
Net interest income	118,493	119,092	119,877	119,764	122,412
Provision for credit losses	1,160	4,037	2,658	3,127	2,710
Net interest income after provision for credit losses	117,333	115,055	117,219	116,637	119,702
Non-interest income:
Fees and other revenues	102,459	114,865	118,089	101,003	96,835
Gains on sales of securities available for sale	12,717	—	—	11,695	21,137
Gains (losses) on termination of debt	—	—	(37,769)	—	(6,576)
Total non-interest income	115,176	114,865	80,320	112,698	111,396
Non-interest expense	140,706	142,244	142,382	136,733	138,750
Income before income tax expense	91,803	87,676	55,157	92,602	92,348
Income tax expense	31,142	28,180	19,193	32,311	32,221
Net income	$60,661	$59,496	$35,964	$60,291	$60,127

Per common share:
Basic earnings	$.88	$.86	$.51	$.85	$.83
Diluted earnings	$.88	$.86	$.51	$.85	$.83
Dividends declared	$.375	$.325	$.325	$.325	$.325

FINANCIAL RATIOS:
Return on average assets (1)	2.11%	2.13%	1.24%	2.04%	1.99%
Return on average common equity (1)	25.90	26.18	15.77	25.17	24.70
Net interest margin (1)	4.52	4.68	4.57	4.45	4.45
Average total equity to average assets	8.13	8.13	7.89	8.11	8.06

(1)  Annualized.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Three Months Ended March 31,
	2004			2003
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields and Rates (2)	Average Balance	Interest (1)	Average Yields and Rates (2)
Assets:
Investments	$141,770	$773	2.18%	$118,828	$1,403	4.72%
Securities available for sale (3)	1,519,374	20,332	5.35	2,341,002	33,764	5.77
Loans held for sale	359,238	2,841	3.16	488,110	5,226	4.28
Loans and leases:
Consumer	3,706,061	56,306	6.08	3,047,799	51,653	6.78
Commercial real estate	1,942,494	26,523	5.46	1,848,125	28,054	6.07
Commercial business	427,824	4,341	4.06	438,681	4,775	4.35
Leasing and equipment finance	1,194,235	20,868	6.99	1,039,213	20,279	7.81
Subtotal	7,270,614	108,038	5.94	6,373,818	104,761	6.57
Residential real estate	1,193,435	17,235	5.78	1,680,170	26,960	6.42
Total loans and leases (4)	8,464,049	125,273	5.92	8,053,988	131,721	6.54
Total interest-earning assets	10,484,431	149,219	5.69	11,001,928	172,114	6.26
Other assets (5)	1,041,213			1,075,990
Total assets	$11,525,644			$12,077,918

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits	$2,255,675			$2,083,099
Interest-bearing deposits:
Checking	1,187,865	409.14		990,411	304.12
Savings	1,809,138	1,734.38		1,842,145	3,618.79
Money market	832,695	768.37		886,552	1,544.70
Subtotal	3,829,698	2,911.30		3,719,108	5,466.59
Certificates of deposit	1,580,107	7,628	1.93	1,901,136	13,011	2.74
Total interest-bearing deposits	5,409,805	10,539.78		5,620,244	18,477	1.32
Total deposits	7,665,480	10,539.55		7,703,343	18,477.96
Borrowings:
Short-term borrowings	735,475	2,350	1.28	869,735	2,830	1.30
Long-term borrowings	1,812,508	17,837	3.94	2,080,713	28,395	5.46
Total borrowings	2,547,983	20,187	3.17	2,950,448	31,225	4.23
Total interest-bearing liabilities	7,957,788	30,726	1.54	8,570,692	49,702	2.32
Total deposits and borrowings	10,213,463	30,726	1.20	10,653,791	49,702	1.87
Other liabilities (5)	375,192			450,534
Total liabilities	10,588,655			11,104,325
Stockholders’ equity (5)	936,989			973,593
Total liabilities and stockholders’ equity	$11,525,644			$12,077,918

Net interest income and margin		$118,493	4.52%		$122,412	4.45%

(1)   Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $138,000 and $133,000 was recognized during the quarter ended March 31, 2004 and 2003, respectively.

(2)   Annualized.

(3)   Average balance and yield of securities available for sale are based upon the historical amortized cost.

(4)   Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)   Average balance is based upon month-end balances.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations.  TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its loan and leasing collection activities.  From time to time, customers or others have also brought actions against TCF, in some cases claiming substantial amounts of damages.  Financial services companies are frequently the subject of class action litigation involving a wide variety of causes of action, and TCF has had such actions brought against it from time to time.  After review with its legal counsel, management believes that the ultimate disposition of existing litigation will not have a material effect on TCF’s financial condition, but litigation is often unpredictable and the actual results of litigation cannot be determined with certainty.

Item 2. Changes in Securities.

The following table summarizes share repurchase activity for the quarter ended March 31, 2004:

	Shares Repurchased		Share Repurchase Authorizations (1)
(Dollars in thousands)	Number	Average Price Per Share	October 22, 2001	July 21, 2003
Balance, December 31, 2003			143,871	3,574,984
January 2004	13,445	$51.66	(13,445)	—
February 2004	—	—	—	—
March 2004	—	—	—	—
Balance, March 31, 2004	13,445	$51.66	130,426	3,574,984

(1)          The current share repurchase authorizations were approved by Board of Directors on October 22, 2001 and July 21, 2003. Each authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 3.8 million shares and 3.6 million shares, respectively.  These authorizations do not have expiration dates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

See Index to Exhibits on page 47 of this report.

(b)                                 Reports on Form 8-K.

A Current Report on Form 8-K, dated January 15, 2004, was submitted furnishing a press release dated January 15, 2004, announcing results of operations for the quarter and year ended December 31, 2003, under Item 12, filed under Item 7 of Form 8-K.

A Current Report on Form 8-K, dated January 23, 2004, was submitted furnishing certain investor presentation materials under Item 12, filed under Item 7 and 9 of Form 8-K.

A Current Report on Form 8-K, dated March 9, 2004, was submitted filing an announcement dated March 9, 2004, relating to a temporary suspension of trading related to a blackout period under the employee benefit plans under Item 11, filed under Item 7 of Form 8-K.

A Current Report on Form 8-K, dated March 23, 2004, was submitted furnishing a press release dated March 23, 2004, announcing the acquisition of VGM Leasing, Inc. of Waterloo, Iowa by TCF Leasing, Inc. under Item 5, filed under Item 7 of Form 8-K.

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

Dated: April 28, 2004

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page
4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(o)#

Management Incentive Plan-Executive [incorporated by reference to Plan filed with registrant’s definitive proxy statement dated March 16, 1994, No. 001-10253]; and 1995 Plan Acknowledgment [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1996 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; 1997 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(t) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; and 1998 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; 1999 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(r) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and 2000 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; and 2001 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001, No. 001-10253]; and 2002 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002, No. 001-10253]; and 2004 Management Incentive Plan – Executive

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications).

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein