Form 10-Q
period 2004-06-30
TCF FINANCIAL CORP
filed 2004-07-30
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended
June 30, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2004
Common Stock, $.01 par value	69,779,431 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information		Pages

Item 1. Financial Statements

Consolidated Statements of Financial Condition at June 30, 2004 and December 31, 2003		3

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003		4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003		5

Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2004 and 2003		6

Notes to Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	43

Supplementary Information		44

Part II. Other Information

Items 1-6		46

Signatures		48

Index to Exhibits		49

PART 1 - FINANCIAL STATEMENTS

ITEM 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At June 30, 2004	At December 31, 2003
ASSETS

Cash and due from banks	$357,227	$370,054
Investments	94,567	75,223
Securities available for sale	1,588,372	1,533,288
Loans held for sale	359,387	335,372
Loans and leases:
Consumer	4,024,994	3,630,341
Commercial real estate	1,997,449	1,916,701
Commercial business	445,314	427,696
Leasing and equipment finance	1,309,164	1,160,397
Subtotal	7,776,921	7,135,135
Residential real estate	1,091,678	1,212,643
Total loans and leases	8,868,599	8,347,778
Allowance for loan and lease losses	(80,025)	(76,619)
Net loans and leases	8,788,574	8,271,159
Premises and equipment	305,052	282,193
Goodwill	152,599	145,462
Deposit base intangibles	5,076	5,907
Mortgage servicing rights	51,290	52,036
Other assets	240,719	248,321
	$11,942,863	$11,319,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Checking	$3,607,692	$3,248,412
Savings	1,945,675	1,905,923
Money market	768,394	845,291
Subtotal	6,321,761	5,999,626
Certificates of deposit	1,439,896	1,612,123
Total deposits	7,761,657	7,611,749
Short-term borrowings	869,576	878,412
Long-term borrowings	2,065,870	1,536,413
Total borrowings	2,935,446	2,414,825
Accrued expenses and other liabilities	306,608	371,583
Total liabilities	11,003,711	10,398,157
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 92,495,974 and 92,513,355 shares issued	925	925
Additional paid-in capital	517,538	518,878
Retained earnings, subject to certain restrictions	1,308,265	1,234,804
Accumulated other comprehensive income (loss)	(14,663)	5,652
Treasury stock at cost, 22,708,320 and 22,037,025 shares, and other	(872,913)	(839,401)
Total stockholders’ equity	939,152	920,858
	$11,942,863	$11,319,015

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans and leases	$128,141	$129,554	$253,414	$261,275
Securities available for sale	20,413	27,483	40,745	61,247
Loans held for sale	3,340	5,788	6,181	11,014
Investments	895	1,179	1,668	2,582
Total interest income	152,789	164,004	302,008	336,118
Interest expense:
Deposits	9,474	15,512	20,013	33,989
Borrowings	20,896	28,728	41,083	59,953
Total interest expense	30,370	44,240	61,096	93,942
Net interest income	122,419	119,764	240,912	242,176
Provision for credit losses	3,070	3,127	4,230	5,837
Net interest income after provision for credit losses	119,349	116,637	236,682	236,339
Non-interest income:
Fees and service charges	73,116	62,799	132,775	117,213
Debit card revenue	16,024	14,766	29,515	27,999
ATM revenue	11,138	11,242	21,135	21,657
Investments and insurance commissions	3,430	3,760	6,892	7,280
Subtotal	103,708	92,567	190,317	174,149
Leasing and equipment finance	12,245	11,457	22,412	25,064
Mortgage banking	4,790	(4,728)	8,245	(5,158)
Other	1,844	1,707	4,072	3,783
Fees and other revenue	122,587	101,003	225,046	197,838
Gains on sales of securities available for sale	—	11,695	12,717	32,832
Gains (losses) on termination of debt	—	—	—	(6,576)
Gain on sale of loan servicing	706	—	706	—
Other non-interest income	706	11,695	13,423	26,256
Total non-interest income	123,293	112,698	238,469	224,094
Non-interest expense:
Compensation and employee benefits	79,597	73,807	158,476	150,406
Occupancy and equipment	23,397	21,531	46,887	43,130
Advertising and promotions	6,498	6,443	12,408	12,796
Other	34,414	34,952	66,841	69,151
Total non-interest expense	143,906	136,733	284,612	275,483
Income before income tax expense	98,736	92,602	190,539	184,950
Income tax expense	33,518	32,311	64,660	64,532
Net income	$65,218	$60,291	$125,879	$120,418

Earnings per common share:
Basic	$.95	$.85	$1.83	$1.69
Diluted	$.94	$.85	$1.82	$1.68

Dividends declared per common share	$.375	$.325	$.75	$.65

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$125,879	$120,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,553	19,371
Mortgage servicing rights amortization and impairment	6,918	39,646
Provision for credit losses	4,230	5,837
Proceeds from sales of loans held for sale	563,229	1,522,939
Principal collected on loans held for sale	3,578	9,611
Originations and purchases of loans held for sale	(591,880)	(1,633,106)
Net increase in other assets and accrued expenses and other liabilities	(8,029)	(37,527)
Gains on sales of assets	(13,423)	(32,832)
Losses on termination of debt	—	6,576
Other, net	(2,845)	(7,863)

Total adjustments	(18,669)	(107,348)

Net cash provided by operating activities	107,210	13,070

Cash flows from investing activities:
Principal collected on loans and leases	1,878,237	2,165,082
Originations and purchases of loans	(2,040,610)	(1,941,306)
Purchases of equipment for lease financing	(332,837)	(248,875)
Proceeds from sales of securities available for sale	866,692	849,333
Proceeds from maturities of and principal collected on securities available for sale	221,334	426,197
Purchases of securities available for sale	(1,213,660)	(818,263)
Net (increase) decrease in Federal Home Loan Bank stock	(19,465)	31,326
Purchases of premises and equipment	(38,212)	(30,052)
Other, net	18,813	1,366

Net cash provided (used) by investing activities	(659,708)	434,808

Cash flows from financing activities:
Net increase in deposits	149,908	269,749
Net decrease in short-term borrowings	(19,689)	(295,933)
Proceeds from long-term borrowings	537,020	13,184
Payments on long-term borrowings	(40,621)	(299,473)
Purchases of common stock	(40,897)	(92,314)
Dividends on common stock	(52,418)	(47,112)
Other, net	6,368	6,852

Net cash provided (used) by financing activities	539,671	(445,047)

Net increase (decrease) in cash and due from banks	(12,827)	2,831
Cash and due from banks at beginning of period	370,054	416,397
Cash and due from banks at end of period	$357,227	$419,228

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$55,805	$92,755
Income taxes	$69,916	$71,988
Transfer of loans and leases to other assets	$10,746	$15,632

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total
Balance, December 31, 2002	92,638,937	$926	$518,813	$1,111,955	$46,102	$(700,776)	$977,020
Comprehensive income (loss):
Net income	—	—	—	120,418	—	—	120,418
Other comprehensive income (loss)	—	—	—	—	(12,743)	—	(12,743)
Comprehensive income (loss)	—	—	—	120,418	(12,743)	—	107,675
Dividends on common stock	—	—	—	(47,112)	—	—	(47,112)
Repurchase of 2,300,250 shares	—	—	—	—	—	(92,314)	(92,314)
Issuance of 90,590 shares	—	—	884	—	—	(884)	—
Cancellation of shares	(102,120)	(1)	(2,655)	—	—	1,775	(881)
Amortization of stock compensation	—	—	—	—	—	4,792	4,792
Exercise of stock options, 49,779 shares	—	—	1,265	—	—	1,624	2,889
Change in shares held in trust for deferred compensation plans, at cost	—	—	(934)	—	—	934	—
Balance, June 30, 2003	92,536,817	$925	$517,373	$1,185,261	$33,359	$(784,849)	$952,069

Balance, December 31, 2003	92,513,355	$925	$518,878	$1,234,804	$5,652	$(839,401)	$920,858
Comprehensive income (loss):
Net income	—	—	—	125,879	—	—	125,879
Other comprehensive income (loss)	—	—	—	—	(20,315)	—	(20,315)
Comprehensive income (loss)	—	—	—	125,879	(20,315)	—	105,564
Dividends on common stock	—	—	—	(52,418)	—	—	(52,418)
Repurchase of 753,445 shares	—	—	—	—	—	(40,897)	(40,897)
Issuance of 32,800 shares	—	—	552	—	—	(552)	—
Cancellation of shares	(17,381)	—	(781)	—	—	381	(400)
Amortization of stock compensation	—	—	—	—	—	3,458	3,458
Exercise of stock options, 49,350 shares	—	—	1,303	—	—	1,684	2,987
Change in shares held in trust for deferred compensation plans, at cost	—	—	(2,414)	—	—	2,414	—
Balance, June 30, 2004	92,495,974	$925	$517,538	$1,308,265	$(14,663)	$(872,913)	$939,152

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

(2)          Investments

The carrying values of investments, which approximate their fair values, consist of the following:

(In thousands)	At June 30, 2004	At December 31, 2003
Federal Home Loan Bank stock, at cost	$69,953	$50,411
Federal Reserve Bank stock, at cost	24,093	24,045
Interest-bearing deposits with banks	521	767
Total investments	$94,567	$75,223

(3)          Securities Available for Sale

Securities available for sale consist of the following:

	At June 30, 2004				At December 31, 2003
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
Federal agencies	$1,603,240	$1,230	$(23,906)	$1,580,564	$1,514,400	$13,744	$(4,677)	$1,523,467
Other	7,293	—	(235)	7,058	9,272	—	(201)	9,071
Other securities	750	—	—	750	750	—	—	750
	$1,611,283	$1,230	$(24,141)	$1,588,372	$1,524,422	$13,744	$(4,878)	$1,533,288

Weighted-average yield	5.28%				5.33%

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004.  TCF has reviewed these securities and has concluded that the unrealized losses are temporary and no permanent impairment has occurred at June 30, 2004.

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities:
Federal agencies	$1,531,751	$(23,889)	$2,854	$(17)	$1,534,605	$(23,906)
Other	—	—	5,630	(235)	5,630	(235)
Total	$1,531,751	$(23,889)	$8,484	$(252)	$1,540,235	$(24,141)

(4)          Goodwill and Intangible Assets

Goodwill and intangible assets as of June 30, 2004 are summarized as follows:

	At June 30, 2004			At December 31, 2003
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Amortizable intangible assets:
Mortgage servicing rights, net	$82,372	$31,082	$51,290	$76,306	$24,270	$52,036
Deposit base intangibles	21,180	16,104	5,076	21,180	15,273	5,907
Total	$103,552	$47,186	$56,366	$97,486	$39,543	$57,943

Unamortizable intangible assets:
Goodwill included in Banking Segment	$145,462		$145,462	$145,462		$145,462
Goodwill included in Leasing Segment	7,137		7,137	—		—
Total	$152,599		$152,599	$145,462		$145,462

Amortization expense for intangible assets was $7.7 million and $17 million for the six months ended June 30, 2004 and 2003, respectively.  The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of June 30, 2004.  The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates or market conditions.

(In thousands)	Mortgage Servicing Rights	Deposit Base Intangibles	Total

Estimated Amortization Expense:
For the remaining six months ending December 31, 2004	$5,485	$831	$6,316

For the year ended December 31, 2005	9,626	1,659	11,285
For the year ended December 31, 2006	8,246	1,630	9,876
For the year ended December 31, 2007	6,810	913	7,723
For the year ended December 31, 2008	5,613	17	5,630
For the year ended December 31, 2009	4,642	17	4,659

(5)          Mortgage Banking

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003

Mortgage servicing rights at beginning of period	$52,726	$65,299	$54,036	$71,990
Wholesale originations	1,905	7,425	3,204	11,741
Retail originations	1,901	3,346	2,968	6,640
Amortization	(3,242)	(8,345)	(6,918)	(16,146)
Impairment write-down	—	(20,000)	—	(26,500)
Mortgage servicing rights at end of period	53,290	47,725	53,290	47,725
Valuation allowance at beginning of period	(2,000)	(12,346)	(2,000)	(9,346)
Provision for impairment	—	(14,000)	—	(23,500)
Impairment write-down	—	20,000	—	26,500
Valuation allowance at end of period	(2,000)	(6,346)	(2,000)	(6,346)
Mortgage servicing rights, net	$51,290	$41,379	$51,290	$41,379

The estimated fair value of mortgage servicing rights at June 30, 2004 was approximately $64.6 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved.  Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

The following table represents the components of mortgage banking revenue:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2004	2003	$	%	2004	2003	$	%

Servicing income	$4,339	$5,363	$(1,024)	(19.1)%	$8,964	$10,796	$(1,832)	(17.0)%
Less mortgage servicing:
Amortization	3,242	8,345	(5,103)	(61.2)	6,918	16,146	(9,228)	(57.2)
Impairment	—	14,000	(14,000)	(100.0)	—	23,500	(23,500)	(100.0)
Subtotal	3,242	22,345	(19,103)	(85.5)	6,918	39,646	(32,728)	(82.6)
Net servicing income (loss)	1,097	(16,982)	18,079	N.M.	2,046	(28,850)	30,896	N.M.
Gains on sales of loans	3,168	10,963	(7,795)	(71.1)	5,304	21,589	(16,285)	(75.4)
Other income	525	1,291	(766)	(59.3)	895	2,103	(1,208)	(57.4)
Total mortgage banking revenue	$4,790	$(4,728)	$9,518	N.M.	$8,245	$(5,158)	$13,403	N.M.

N.M. Not meaningful

Gains on sales of loans include the changes in fair value of residential mortgage loans held for sale, loan applications in process with locked rate commitments and related forward sales contracts.  The net unrealized gains related to these items are summarized as follows:

	At June 30,	At December 31,	Change
(Dollars in thousands)	2004	2003	$	%
Unrealized Gains (Losses):
Residential loans held for sale	$126	$1,092	$(966)	(88.5)%
Loan applications in process	(132)	195	(327)	N.M.
Subtotal	(6)	1,287	(1,293)	N.M.
Forward sales contracts	246	(1,105)	1,351	N.M.
Net unrealized gains	$240	$182	$58	31.9

N.M. not meaningful

At June 30, 2004 and 2003, TCF was servicing real estate loans for others with aggregate unpaid principal balances of approximately $4.8 billion and $5.3 billion, respectively.  During the second quarter of 2004, TCF completed the sale of servicing rights on $126.6 million of its servicing portfolio and recorded a $706 thousand gain.

At June 30, 2004 and 2003, TCF had custodial funds of $116.4 million and $321.8 million, respectively, which are included in deposits in the Consolidated Statements of Financial Condition. These custodial deposits relate primarily to mortgage servicing operations and represent funds due to investors on mortgage loans serviced by TCF and customer funds held for real estate taxes and insurance.

(6)          Long-term Borrowings

		At June 30, 2004		At December 31, 2003
(Dollars in thousands)	Year of Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

Federal Home Loan Bank (“FHLB”) advances and securities sold under repurchase agreements	2004	$—	—%	$3,000	4.76%
	2005	1,191,500	3.04	741,500	3.82
	2006	303,000	4.20	303,000	4.20
	2009	122,500	5.25	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
Total Federal Home Loan Bank advances and securities sold under repurchase agreements		1,917,000	3.71	1,470,000	4.31

Discounted lease rentals	2004	25,084	5.94	43,607	6.24
	2005	27,449	5.86	18,097	5.68
	2006	10,704	5.67	4,134	5.55
	2007	2,079	5.79	522	5.30
	2008	466	5.72	53	5.54
	2009	7	5.55	—	—
Total discounted lease rentals		65,789	5.86	66,413	6.04

Subordinated bank notes	2014	74,281	5.28	—	—

Other borrowings	2005	2,200	4.50	—	—
	2006	2,200	4.50	—	—
	2007	2,200	4.50	—	—
	2008	2,200	4.50	—	—
Total other borrowings		8,800	4.50	—	—

Total long-term borrowings		$2,065,870	3.84	$1,536,413	4.38

Included in long-term borrowings at June 30, 2004 were $767.5 million of fixed-rate FHLB advances and repurchase agreements with other institutions, which are callable at par on certain anniversary dates and, for most, quarterly thereafter until maturity.  If called, replacement funding will be provided by the counterparties at the then-prevailing market interest rates.  The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period.  At June 30, 2004, the contract rate exceeded the market rate on all of the fixed-rate callable advances and repurchase agreements.

For certain equipment leases, TCF discounts its lease rentals at fixed rates on either a partial recourse or non-recourse basis with other financial institutions and uses the respective underlying equipment as collateral.  In the event of default by the customer on these financings, the other financial institution has a first lien on the underlying leased equipment.  In the case of non-recourse financings, the other financial institution has no further recourse against TCF.

On June 14, 2004, TCF National Bank (“TCF Bank”), a wholly-owned subsidiary of TCF issued $75 million of subordinated notes due 2014.  The notes bear interest at a fixed rate of 5.00% for the first five years and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.63%.  The notes may be redeemed by TCF Bank at par after five years.  These notes qualify as Tier 2 or supplemental capital for regulatory purposes, subject to certain limitations.  TCF Bank paid the proceeds from the offering to TCF to be used for general corporate purposes, which may include repurchases in the open market of TCF common stock.

(7)          Stockholders’ Equity

Treasury stock and other consists of the following:

(In thousands)	At June 30, 2004	At December 31, 2003

Treasury stock, at cost	$(789,675)	$(751,586)
Shares held in trust for deferred compensation plans, at cost	(68,689)	(71,103)
Unamortized stock compensation	(14,549)	(16,712)
	$(872,913)	$(839,401)

TCF purchased 753,445 shares of its common stock during the first six months of 2004, compared with 2.3 million shares for the same 2003 period.  At June 30, 2004, TCF had 3 million shares remaining in its stock repurchase program authorized by the Board of Directors.

(8)          Regulatory Capital Requirements

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over well-capitalized capital requirements:

	Actual		(Well-capitalized) Capital Requirement		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Tier 1 leverage capital
TCF Financial Corporation	N/A	—%	N/A	—%	N/A	—%
TCF National Bank	$741,921	6.29	$589,937	5.00	$151,984	1.29

Tier 1 risk-based capital
TCF Financial Corporation	797,291	9.57	499,787	6.00	297,504	3.57
TCF National Bank	741,921	8.92	498,779	6.00	243,142	2.92

Total risk-based capital
TCF Financial Corporation	951,626	11.42	832,978	10.00	118,648	1.42
TCF National Bank	896,256	10.78	831,298	10.00	64,958	0.78

As of December 31, 2003:
Tier 1 leverage capital
TCF Financial Corporation	N/A	—%	N/A	—%	N/A	—%
TCF National Bank	$754,599	6.83	$552,748	5.00	$201,851	1.83

Tier 1 risk-based capital
TCF Financial Corporation	765,271	9.75	470,737	6.00	294,534	3.75
TCF National Bank	754,599	9.64	469,715	6.00	284,884	3.64

Total risk-based capital
TCF Financial Corporation	841,982	10.73	784,562	10.00	57,420	0.73
TCF National Bank	831,310	10.62	782,858	10.00	48,452	0.62

At June 30, 2004, TCF and TCF National Bank (“TCF Bank”) exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”), pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(9)          Employee Benefit Plans

The following table sets forth the net benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and six months ended June 30, 2004 and 2003:

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
Service cost	$1,158	$987	$2,316	$1,974
Interest cost	791	737	1,582	1,474
Expected return on plan assets	(1,489)	(1,593)	(2,978)	(3,186)
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(58)	(90)	(116)	(180)
Recognized actuarial gain	—	—	—	—
Net periodic benefit cost	$402	$41	$804	$82

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
Service cost	$13	$15	$27	$30
Interest cost	164	185	343	370
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	53	52	105	104
Amortization of prior service cost	—	—	—	—
Recognized actuarial gain	49	57	117	114
Net periodic benefit cost	$279	$309	$592	$618

TCF contributed $2.6 million to the Pension Plan during the second quarter of 2004, under the maximum contribution formula for 2003.  TCF does not anticipate making any additional contribution in 2004 to the Pension Plan.  During the first six months of 2004, TCF contributed $540 thousand to the Postretirement Plan.

TCF remeasured its postretirement benefit obligation as of December 31, 2003 to include the effects of the federal subsidy provided under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  As a result of this remeasurement, TCF’s postretirement benefit obligation decreased $989 thousand and the 2004 second quarter postretirement benefit cost decreased $34 thousand.

(10)    Derivative Instruments and Hedging Activities

All derivative instruments, including derivatives embedded in other financial instruments or contracts, are recognized as either assets or liabilities in the Consolidated Statements of Financial Condition at fair value.  Changes in the fair value of a derivative are recorded in the Consolidated Statements of Income.

TCF’s pipeline of locked residential mortgage loan commitments, adjusted for loans not expected to close, and forward sales contracts are considered derivatives and are recorded at fair value, with the changes in fair value recognized in gains on sales of loans under mortgage banking revenue in the Consolidated Statements of Income.  TCF utilizes forward sales contracts to hedge its risk of changes in the fair value, due to changes in interest rates, of both locked residential mortgage loan commitments and its residential loans held for sale.  Residential mortgage loans held for sale are carried at the lower of cost or market as adjusted for the effects of fair value hedges using quoted market prices.  Because the fair value of the residential loans held for sale is hedged with forward sales contracts of the same loan types, or substantially the same loan types, the hedges are highly effective at managing the risk of changing fair values of such loans.  Any differences between the changes in fair value of the hedged residential loans held for sale and in the fair value of the forward sales contracts are not expected to be and were not material due to the nature of the hedging instruments and were recorded in gains on sales of loans.  Forward mortgage loan sales commitments totaled $149.1 million at June 30, 2004 and December 31, 2003.

(11)    Business Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Three Months Ended June 30, 2004

Revenues from external customers:
Interest income	$128,410	$22,610	$1,568	$201	$—	$152,789
Non-interest income	105,399	12,391	5,495	8	—	123,293
Total	$233,809	$35,001	$7,063	$209	$—	$276,082

Net interest income	$105,194	$14,209	$2,899	$(211)	$328	$122,419
Provision for credit losses	544	2,526	—	—	—	3,070
Non-interest income	105,399	12,391	5,824	24,507	(24,828)	123,293
Non-interest expense	125,855	11,106	7,556	23,889	(24,500)	143,906
Income tax expense (benefit)	28,697	4,616	412	(207)	—	33,518
Net income	$55,497	$8,352	$755	$614	$—	$65,218

Total assets	$11,513,568	$1,371,163	$161,355	$114,795	$(1,218,018)	$11,942,863

At or For the Three Months Ended June 30, 2003

Revenues from external customers:
Interest income	$139,563	$20,386	$4,053	$2	$—	$164,004
Non-interest income	105,625	11,457	(4,694)	310	—	112,698
Total	$245,188	$31,843	$(641)	$312	$—	$276,702

Net interest income	$102,573	$11,139	$6,448	$(282)	$(114)	$119,764
Provision for credit losses	751	2,376	—	—	—	3,127
Non-interest income	105,625	11,457	(4,809)	24,288	(23,863)	112,698
Non-interest expense	122,952	9,335	7,069	21,354	(23,977)	136,733
Income tax expense (benefit)	29,279	4,026	(1,919)	925	—	32,311
Net income (loss)	$55,216	$6,859	$(3,511)	$1,727	$—	$60,291

Total assets	$11,385,445	$1,127,015	$421,573	$99,095	$(1,225,364)	$11,807,764

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Six Months Ended June 30, 2004

Revenues from external customers:
Interest income	$255,438	$43,478	$2,688	$404	$—	$302,008
Non-interest income	206,718	22,786	8,950	15	—	238,469
Total	$462,156	$66,264	$11,638	$419	$—	$540,477

Net interest income	$208,956	$26,668	$5,068	$(423)	$643	$240,912
Provision for credit losses	1,320	2,910	—	—	—	4,230
Non-interest income	206,718	22,786	9,593	48,971	(49,599)	238,469
Non-interest expense	251,644	20,486	14,165	47,273	(48,956)	284,612
Income tax expense (benefit)	55,430	9,294	174	(238)	—	64,660
Net income	$107,280	$16,764	$322	$1,513	$—	$125,879

At or For the Six Months Ended June 30, 2003

Revenues from external customers:
Interest income	$287,899	$40,665	$7,553	$1	$—	$336,118
Non-interest income	203,832	25,064	(5,124)	322	—	224,094
Total	$491,731	$65,729	$2,429	$323	$—	$560,212

Net interest income	$209,243	$21,591	$11,913	$(560)	$(11)	$242,176
Provision for credit losses	1,735	4,102	—	—	—	5,837
Non-interest income	203,832	25,064	(5,136)	47,627	(47,293)	224,094
Non-interest expense	244,286	19,701	13,654	45,146	(47,304)	275,483
Income tax expense (benefit)	57,937	8,470	(2,430)	555	—	64,532
Net income (loss)	$109,117	$14,382	$(4,447)	$1,366	$—	$120,418

(12)    Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per-share data)	2004	2003	2004	2003

Basic Earnings Per Common Share

Net income	$65,218	$60,291	$125,879	$120,418

Weighted average shares outstanding	70,275,061	72,296,586	70,388,080	72,912,263
Unvested restricted stock grants (1)	(1,523,345)	(1,517,687)	(1,516,750)	(1,512,287)
Weighted average common shares outstanding for basic earnings per common share	68,751,716	70,778,899	68,871,330	71,399,976

Basic earnings per common share	$.95	$.85	$1.83	$1.69

Diluted Earnings Per Common Share

Net income	$65,218	$60,291	$125,879	$120,418

Weighted average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted average common shares outstanding used in basic earnings per common share calculation	68,751,716	70,778,899	68,871,330	71,399,976
Net dilutive effect of:
Stock option grants	91,395	77,775	90,970	87,258
Restricted stock grants (1)	220,637	152,993	208,081	161,435
	69,063,748	71,009,667	69,170,381	71,648,669

Diluted earnings per common share	$.94	$.85	$1.82	$1.68

(1)          At June 30, 2004 and 2003, there were 1,071,123 shares of performance-based restricted stock granted to certain executive officers which will vest only if certain earnings per share goals are achieved by 2008.  Failure to achieve the goals will result in all or a portion of the shares being forfeited.   In accordance with SFAS No. 128, “Earnings per Share”, these shares have been deducted from weighted average shares outstanding used for the computation of basic and diluted earnings per common share as all necessary conditions for inclusion have not been satisfied. The remaining unvested restricted stock grants vest over specified time periods, and are included in the computation of diluted earnings per common share in accordance with the treasury stock method prescribed in SFAS No. 128.

(13)    Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale.  The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
Net income	$65,218	$60,291	$125,879	$120,418

Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) arising during the period on securities available for sale	(42,953)	14,672	(19,060)	12,843

Reclassification adjustment for gains included in net income	—	(11,695)	(12,717)	(32,832)

Income tax expense (benefit)	(15,463)	1,080	(11,462)	(7,246)

Total other comprehensive income (loss), net of tax	(27,490)	1,897	(20,315)	(12,743)

Comprehensive income	$37,728	$62,188	$105,564	$107,675

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. –  Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF is a national financial holding company located in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank, is headquartered in Minnesota and had 411 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana at June 30, 2004.

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

TCF’s core businesses are comprised of traditional and supermarket bank branches, campus banking, EXPRESS TELLER® ATMs, VISA® debit cards, commercial banking, small business banking, consumer lending, mortgage banking, leasing and equipment finance and investment, brokerage and insurance services.  TCF emphasizes the “Totally Free” checking account as its anchor account, which provides opportunities to cross-sell other convenience products and services and generate additional fee income.

At June 30, 2004, 237, or 58%, of TCF’s 411 branches were opened since January 1, 1998 and consist of 189 supermarket branches and 48 traditional branches.  Opening new branches is an integral part of TCF’s growth strategy for generating new deposit accounts and the related revenue that is associated with the accounts and other products.  New branches typically produce net losses during the first 24-36 months of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s profitability.  TCF’s growth in checking accounts is primarily occurring in new branches with growth in older, mature branches being slower and more difficult to generate.  The success of TCF’s branch expansion is dependent on the continued long-term success and viability of branch banking.  Success in supermarket branches is also dependent on the success and viability of the supermarket branch locations.  Economic slowdowns, financial or labor difficulties and competitive pressures may have an adverse impact on the supermarket industry and therefore reduce customer activity in TCF’s supermarket branches.  TCF is subject to the risk, among others, that its license for supermarket branches will terminate in connection with the sale or closure of a store by a supermarket chain.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases.  Commercial loans are generally made on local properties or to local customers.  TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties.  The leasing and equipment finance businesses consist of Winthrop Resources Corporation (“Winthrop”), a leasing company that leases technology and data processing equipment, TCF Leasing, Inc. (“TCF Leasing”), a general leasing and equipment finance business and VGM Leasing, Inc. (“VGM”), a wholly-owned subsidiary of TCF Leasing, acquired in March 2004, specializing in home medical equipment financing.  TCF’s leasing and equipment finance businesses operate in all 50 states.

As a primarily secured lender, TCF emphasizes credit quality over asset growth.  As a result, TCF’s credit losses are generally lower than those experienced by other banks.  The allowance for loan and lease losses, while generally lower as a percent of loans and leases than the average in the banking industry, reflects the lower historical charge-offs and management’s expectation of the risk of loss inherent in the loan and lease portfolio.  See “Consolidated Financial Condition Analysis-Allowance for Loan and Lease Losses.”

Net interest income, the difference between interest income earned on loans and leases and on investments and interest expense paid on deposits and short-term and long-term borrowings, represents 49.8% of TCF’s total revenue. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest rate risk monitoring and management policies.  TCF does not utilize any unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings.  See “Interest – Rate Risk” for further discussion of TCF’s interest rate risk position.

The Company’s VISA® debit card program has grown significantly since its inception in 1996.  TCF is one of the largest issuers of VISA® Classic debit cards in the United States.  TCF earns interchange revenue from customer debit card transactions.  During the second quarter of 2004, 88.6% of TCF’s debit card sales volume was generated from off-line (signature-based) transactions.  The average interchange rate on these off-line transactions declined from 1.63% for the second quarter of 2003 to 1.44% for the second quarter of 2004.  The decline in the average off-line interchange rate was the result of VISA® USA lowering interchange rates for many merchants effective August 1, 2003, as part of the settlement of class action lawsuits brought by these merchants against VISA challenging rules imposed by VISA governing the acceptance of debit cards by merchants.  Additionally, as part of the settlement, VISA established new interchange rates which took effect in February 2004, and these rates increased from the rates established August 1, 2003. In late 2003, TCF renegotiated its contract with VISA and agreed to an extension through 2013.  The effect of this new contract lowers various costs that TCF pays for processing and marketing of the VISA debit cards.  The continued success of TCF’s debit card program is dependent on the success and viability of VISA and the continued use by customers and acceptance by merchants of its debit cards.

TCF’s mortgage banking business originates residential mortgage loans and sells them to investors, primarily retaining the servicing rights and related servicing revenue.  Generally accepted accounting principles require TCF to record the value of the servicing rights on the balance sheet at the time the loans are sold.  Capitalized servicing rights are amortized based on the expected pattern and life of related servicing revenues and are also evaluated quarterly for impairment.  As interest rates fall, there is a higher probability of prepayment as the customer can generally refinance the loan with relative ease.  In addition, as property values increase, customers’ home equity increases, enabling customers to engage in “cash-out” refinance transactions where the customer refinances an existing mortgage into a higher balance loan in order to draw out the increased home equity.  At June 30, 2004, 67% of TCF’s third party servicing portfolio consisted of loans with interest rates below 6%.  If interest rates remain at current levels or increase in 2004, there should be reduced refinance activity and reduced related amortization and provision for impairment as compared with 2003.  TCF does not utilize derivatives to manage the impairment risk in its capitalized mortgage servicing rights.  Subsequent to June 30, 2004, TCF’s mortgage banking business stopped originating residential mortgage loans through its wholesale network.  During the first six months of 2004, TCF’s mortgage banking business funded $233.1 million, or 39.7%, of its total residential mortgage loans through this wholesale network.  TCF is evaluating other alternatives for its origination and servicing businesses.

The following portions of the Management’s Discussion and Analysis focus in more detail on the results of operations for the three and six months ended June 30, 2004 and 2003 and on information about TCF’s balance sheet, credit quality, liquidity and funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 94 cents and $1.82 for the second quarter and first six months of 2004, respectively, compared with 85 cents and $1.68 for the same periods of 2003.  Net income was $65.2 million and $125.9 million for the second quarter and first six months of 2004, respectively, compared with $60.3 million and $120.4 for the same 2003 periods.  For the second quarter and first six months of 2004, return on average assets were 2.20% and 2.15%, respectively, compared with 2.04% and 2.02% for the same 2003 periods and return on average common equity were 27.68% and 26.82%, respectively, up from 25.17% and 24.95% for the same 2003 periods.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending, residential lending and treasury services, reported net income of $55.5 million and $107.3 million for the second quarter and first six months of 2004, respectively, compared with $55.2 million and $109.1 million for the same 2003 periods.  Banking net interest income for the second quarter and first six months of 2004 was $105.2 million and $209 million, respectively, compared with $102.6 million and $209.2 million for the same 2003 periods.  The provision for credit losses totaled $544 thousand and $1.3 million for the second quarter and first six months of 2004, respectively, down from $751 thousand and $1.7 million for the same 2003 periods.  Non-interest income totaled $105.4 million and $206.7 million for the second quarter and first six months of 2004, respectively, compared with $105.6 million and $203.8 million for the same 2003 periods.  During the second quarter of 2003, TCF sold mortgage-backed securities and realized gains of $11.7 million, compared with no sales or gains during the second quarter of 2004.  Also in the first quarter of 2003, TCF prepaid $150 million of Federal Home Loan Bank (“FHLB”) advances and recorded losses on termination of debt of $6.6 million.  There were no similar debt terminations during the first six months of 2004.  See “Results of Operations – Consolidated Net Interest Income” for further discussion of the sales of mortgage-backed securities.  In addition to the gains and losses discussed above, fees, service charges, debit card and other revenues were $103.7 million and $190.3 million for the second quarter and first six months of 2004, respectively, up from $92.6 million and $174.1 million for the same periods of 2003.  These increases resulted from TCF’s expanding branch network and customer base, new products and services, and increased fees.  Non-interest expense totaled $125.9 million and $251.6 million for the second quarter and first six months of 2004, respectively, compared with $123 million and $244.3 million for the same 2003 periods.  The increases were primarily due to costs associated with new branch expansion.

TCF had 411 branches, including 241 full service branches in supermarkets at June 30, 2004.  During the second quarter of 2004, TCF opened five new branches, including four traditional branches and one supermarket branch and has opened nine new branches, including six traditional branches, in the first six months of 2004.  Since January 1, 1998, TCF has opened 237 new branches. TCF plans to open 24 more new branches in the remainder of 2004, consisting of 16 traditional branches and eight supermarket branches.  See “Consolidated Financial Condition Analysis – New Branch Expansion” for further information.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries Winthrop and TCF Leasing, which includes TCF Leasing’s newly acquired subsidiary VGM, provides a broad range of comprehensive lease and equipment finance products.  During the first quarter of 2004, TCF Leasing acquired VGM, a company specializing in financing to dealers of home medical equipment.  At June 30, 2004, VGM had approximately $128 million in leasing and equipment finance portfolio balance.  This operating segment reported net income of $8.4 million and $16.8 million for the second quarter and first six months of 2004, respectively, up from $6.9 million and $14.4 million, for the same 2003 periods.  Net interest income for the second quarter and first six months of 2004 was $14.2 million, and $26.7 million, respectively, up from $11.1 million and $21.6 million for the same 2003 periods.  The provision for credit losses for this operating segment totaled $2.5 million and $2.9 million the second quarter and first six months, respectively, compared with $2.4 million and $4.1 million for the same periods in 2003.  Non-interest income totaled $12.4 million for the second quarter of 2004, up from $11.5 million for the second quarter of 2003.  Non-interest income for the first six months of 2004 totaled $22.8 million, down from $25.1 million for the same 2003 period.  This decline was primarily the result of a $3.9 million decline in lease revenues in Winthrop.  Leasing and Equipment Finance revenues may fluctuate from quarter to quarter based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $11.1 million and $20.5 million for the second quarter and first six months of 2004, respectively, up from $9.3 million and $19.7 million for the same 2003 periods.  Included in non-interest expenses for the second quarter and first six months of 2004, was an impairment charge of $1 million related to a reduction in the estimated residual value of a leveraged lease investment.

MORTGAGE BANKING activities include the origination of residential mortgage loans, generally for sale to third parties with servicing retained.  This operating segment reported net income of $755 thousand and $322 thousand for the second quarter and first six months of 2004, respectively, compared with a net loss of $3.5 million and $4.4 million for the same 2003 periods. Non-interest income totaled $5.8 million and $9.6 million for the second quarter and first six months of 2004, respectively, up from a negative $4.8 million and a negative $5.1 million for the same 2003 periods. The increases in non-interest income were primarily due to declines in amortization and provision for impairment of mortgage servicing rights related to lower levels of prepayments partially offset by declines in gains on sales of loans. TCF’s mortgage banking operations funded $345.4 million and $587.2 million in loans during the second quarter and first six months of 2004, down 65.1% and 65.9%, respectively, from $990.4 million and $1.7 billion for the same 2003 periods.  Mortgage applications in process (mortgage pipeline) decreased from June 30, 2003, to $308.4 million at June 30, 2004 as refinance activity has declined as a result of higher mortgage interest rates.  See Note 5 of Notes to the Consolidated Financial Statements for further discussion.  Mortgage Banking’s non-interest expense totaled $7.6 million and $14.2 million for the second quarter and first six months of 2004, respectively, compared with $7.1 million and $13.7 million for the same 2003 periods.

Consolidated Net Interest Income

Net interest income for the second quarter of 2004 was $122.4 million, up from $119.8 million for the second quarter of 2003 and $118.5 million for the 2004 first quarter.  Net interest income for the first six months of 2004 was $240.9 million, down from $242.2 million for the same period in 2003.  The net interest margin for the second quarter 2004 was 4.53%, compared with 4.45% for the same 2003 period and 4.52% for the first quarter of 2004.  The increases in net interest income and net interest margin from the second quarter of 2003 primarily reflect the effects of the overall decline in rates on interest-earning assets being less than the decline in rates on interest-bearing liabilities partially driven by the long-term debt terminations in 2003.  In addition, average consumer, commercial and leasing and equipment finance balances increased $1 billion over the second quarter of 2003, while residential real estate loans and mortgage-backed securities (“MBS’s”) declined $849.1 million during the same period.  The decline in residential real estate loans and MBS’s reflects management’s decision to delay investing in long-term fixed-rate residential real estate loans and MBS’s during the very low interest rate environment.  The increases in net interest income and net interest margin in the second quarter from the first quarter of 2004 were primarily driven by a $332.4 million, or 3%, increase in interest-earning assets.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004		2003		Change
(Dollars in thousands)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (bps)
Interest-earning Assets:
Investments	$157,591	2.28%	$123,028	3.84%	$34,563	(156)
Securities available for sale (2)	1,546,694	5.28	2,032,384	5.41	(485,690)	(13)
Loans held for sale	385,193	3.49	534,435	4.34	(149,242)	(85)
Loans and leases:
Consumer	3,904,194	6.02	3,203,226	6.66	700,968	(64)
Commercial real estate	1,985,498	5.41	1,848,055	6.05	137,443	(64)
Commercial business	428,602	4.09	467,368	4.36	(38,766)	(27)
Leasing and equipment finance	1,285,989	7.03	1,061,315	7.68	224,674	(65)
Subtotal	7,604,283	5.92	6,579,964	6.49	1,024,319	(57)
Residential real estate	1,123,062	5.73	1,486,518	6.19	(363,456)	(46)
Total loans and leases (3)	8,727,345	5.90	8,066,482	6.44	660,863	(54)
Total interest-earning assets	10,816,823	5.67	10,756,329	6.11	60,494	(44)
Deposits and Borrowings:
Deposits:
Checking	3,596,808.08%		3,041,711.03%		555,097	5
Savings	1,982,818.32		2,154,317.43		(171,499)	(11)
Money market	799,485.37		897,154.53		(97,669)	(16)
Subtotal	6,379,111.19		6,093,182.24		285,929	(5)
Certificates	1,467,654	1.77	1,825,466	2.59	(357,812)	(82)
Total deposits	7,846,765.49		7,918,648.79		(71,883)	(30)
Borrowings:
Short-term borrowings	669,938	1.27	544,136	1.30	125,802	(3)
Long-term borrowings	2,017,232	3.80	1,962,893	5.55	54,339	(175)
Total borrowings	2,687,170	3.17	2,507,029	4.63	180,141	(146)

Total deposits and borrowings	10,533,935	1.17	10,425,677	1.71	108,258	(54)

Net interest-earning assets and net interest margin	$282,888	4.53	$330,652	4.45	$(47,764)	8

	Six Months Ended June 30,
	2004		2003		Change
(Dollars in thousands)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (1)	Average Balance	Yields and Rates (bps)
Interest-earning Assets:
Investments	$149,681	2.24%	$120,939	4.30%	$28,742	(206)
Securities available for sale (2)	1,533,034	5.32	2,185,840	5.60	(652,806)	(28)
Loans held for sale	372,215	3.34	511,400	4.34	(139,185)	(100)
Loans and leases:
Consumer	3,805,128	6.06	3,125,941	6.77	679,187	(71)
Commercial real estate	1,963,996	5.45	1,848,090	6.10	115,906	(65)
Commercial business	428,213	4.09	453,104	4.39	(24,891)	(30)
Leasing and equipment finance	1,240,112	7.01	1,050,325	7.74	189,787	(73)
Subtotal	7,437,449	5.95	6,477,460	6.57	959,989	(62)
Residential real estate	1,158,248	5.76	1,582,809	6.32	(424,561)	(56)
Total loans and leases (3)	8,595,697	5.92	8,060,269	6.52	535,428	(60)
Total interest-earning assets	10,650,627	5.69	10,878,448	6.21	(227,821)	(52)
Deposits and Borrowings:
Deposits:
Checking	3,463,096.06%		2,950,419.04%		512,677	2
Savings	1,953,056.34		2,106,197.57		(153,141)	(23)
Money market	816,090.37		891,882.62		(75,792)	(25)
Subtotal	6,232,242.19		5,948,498.31		283,744	(12)
Certificates	1,523,881	1.86	1,863,092	2.69	(339,211)	(83)
Total deposits	7,756,123.52		7,811,590.88		(55,467)	(36)
Borrowings:
Short-term borrowings	702,707	1.28	706,035	1.31	(3,328)	(3)
Long-term borrowings	1,914,870	3.90	2,021,478	5.56	(106,608)	(166)
Total borrowings	2,617,577	3.19	2,727,513	4.46	(109,936)	(127)

Total deposits and borrowings	10,373,700	1.19	10,539,103	1.80	(165,403)	(61)

Net interest-earning assets and net interest margin	$276,927	4.52	$339,345	4.45	$(62,418)	7

bps = basis points

(1) Annualized.

(2) Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following table presents the components of the changes in net interest income by volume and rate:

	Three Months Ended June 30, 2004 Versus Same Period in 2003			Six Months Ended June 30, 2004 Versus Same Period in 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Interest Income:
Investments	$274	$(558)	$(284)	$516	$(1,430)	$(914)
Securities available for sale	(6,424)	(646)	(7,070)	(17,488)	(3,014)	(20,502)
Loans held for sale	(1,435)	(1,013)	(2,448)	(2,625)	(2,208)	(4,833)
Loans and leases:
Consumer	10,733	(5,545)	5,188	21,211	(11,370)	9,841
Commercial real estate	1,945	(3,112)	(1,167)	3,370	(6,068)	(2,698)
Commercial business	(413)	(310)	(723)	(525)	(632)	(1,157)
Leasing and equipment finance	4,055	(1,831)	2,224	6,892	(4,079)	2,813
Residential real estate	(5,309)	(1,626)	(6,935)	(12,515)	(4,145)	(16,660)
Total interest income	890	(12,105)	(11,215)	(6,943)	(27,167)	(34,110)
Interest expense:
Checking	47	438	485	106	484	590
Savings	(50)	(680)	(730)	(118)	(2,496)	(2,614)
Money market	(119)	(343)	(462)	(216)	(1,022)	(1,238)
Certificates of deposit	(2,040)	(3,291)	(5,331)	(4,002)	(6,712)	(10,714)
Short-term borrowings	393	(37)	356	(22)	(102)	(124)
Long-term borrowings	720	(8,908)	(8,188)	(2,826)	(15,920)	(18,746)
Total interest expense	449	(14,319)	(13,870)	(1,463)	(31,383)	(32,846)
Net interest income	677	1,978	2,655	(5,118)	3,854	(1,264)

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

Consolidated Provision for Credit Losses

TCF provided $3.1 million and $4.2 million for credit losses in the second quarter and first six months of 2004, respectively, compared with $3.1 million and $5.8 million for the same periods in 2003.  Net loan and lease charge-offs were $2.1 million, or .10% (annualized), and $2.6 million, or .06% (annualized), of average loans and leases in the second quarter and first six months of 2004, respectively, down from $3.2 million, or .16% (annualized), and $5.1 million, or .13% (annualized), of average loans and leases for the same 2003 periods.  Leasing and equipment finance had net charge-offs of $1.3 million during the first six months of 2004, compared with net charge-offs of $3 million for the same period in 2003.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses, and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $123.3 million and $238.5 million for the second quarter and first six months of 2004, respectively, compared with $112.7 million and $224.1 million for the same periods in 2003.  Significantly contributing to the increase in non-interest income during the second quarter and first six months of 2004 were increases in fees and service charges and improved mortgage banking revenues.

Fees and Service Charges

Fees and service charges increased $10.3 million, or 16.4%, to $73.1 million for the second quarter of 2004, compared with $62.8 million for the same period of 2003. Fees and service charges increased $15.6 million, or 13.3%, to $132.8 million for the first six months of 2004, compared with $117.2 million for the same period of 2003.  This increase primarily reflects the impact of TCF’s expanding branch network and customer base, new products and services, and increased fees. TCF’s checking account customer base increased 30,241 accounts, or 8.2% (annualized), in the second quarter of 2004 to 1,502,856 accounts and was up 111,002 accounts, or 8.0%, from June 30, 2003.

Debit Card Revenue

For the second quarter of 2004, debit card revenue, primarily interchange fees, totaled $16 million, up $1.3 million, or 8.5%, from the second quarter of 2003. For the first six months of 2004, debit card revenue totaled $29.5 million, up $1.5 million, or 5.4%, from the first six months of 2003.  Interchange fees have been adversely impacted as a result of the settlement of litigation against VISA® USA in the second quarter of 2003.  As part of the settlement, VISA lowered interchange rates for certain merchants from August 2003 through February 2004.  Additionally, as part of the settlement, VISA established new interchange rates, which took effect in February 2004, and these rates increased from the rate established August 1, 2003.  The increase in debit card revenue for the quarter and for the first six months of 2004, was aided by a 19% increase in off-line sales volumes for both the quarter and first six months, partially offset by declines in average off-line interchange rates during the same periods.

The following table sets forth information about TCF’s debit cards:

	At June 30,		Change
(Dollars in thousands)	2004	2003	Amount	%

Average number of checking accounts with debit cards	1,331,275	1,179,947	151,328	12.8%

Number of checking accounts who were active users	710,688	645,364	65,324	10.1

Average number of transactions per month on active debit cards for the quarter ended	13.5	12.6	0.9	7.1

Sales volume for the quarter ended:
Off-line (Signature)	$1,047,687	$877,291	$170,396	19.4
On-line (PIN)	134,505	83,595	50,910	60.9
Total	$1,182,192	$960,886	$221,306	23.0
Off-line sales volume as a percentage of total	88.6%	91.3%		(270	)bps

Average off-line interchange rate for the quarter	1.44%	1.63%		(19)

ATM Revenue

For the second quarter and first six months of 2004, ATM revenue was $11.1 million and $21.1 million, respectively, down slightly from $11.2 million and $21.7 million for the same periods of 2003.  The decline in ATM revenue in the second quarter and first six months of 2004 was attributable to the continued decline in utilization of non-owned ATM machines by TCF customers and declines in utilization of TCF’s ATM machines by non-customers.  At June 30, 2004, TCF had 1,121 EXPRESS TELLER® ATM machines, compared with 1,160 machines at June 30, 2003.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $12.2 million and $22.4 million for the second quarter and first six months of 2004, respectively, compared with $11.5 million and $25.1 million for the same 2003 periods.  The decline in leasing and equipment finance revenues for the first six months of 2004 compared with 2003 is primarily the result of a $3.9 million decline in lease revenues in Winthrop.  Leasing and equipment finance revenues may fluctuate from quarter to quarter based on customer-driven factors not entirely within the control of TCF.

Mortgage Banking Revenue

Mortgage banking revenue increased $9.5 million, to $4.8 million in the second quarter of 2004, compared with a negative $4.7 million for the same 2003 period. Mortgage banking revenue increased $13.4 million, to $8.2 million in the first six months of 2004, compared with a negative $5.2 million for the first six months of 2003.  The increases in mortgage banking revenue were primarily due to declines in amortization and provision for impairment of mortgage servicing rights related to lower levels of prepayments partially offset by declines in gains on sales of loans.

The following table sets forth information about mortgage banking revenues:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2004	2003	$	%	2004	2003	$	%

Servicing income	$4,339	$5,363	$(1,024)	(19.1)%	$8,964	$10,796	$(1,832)	(17.0)%
Less mortgage servicing:
Amortization	3,242	8,345	(5,103)	(61.2)	6,918	16,146	(9,228)	(57.2)
Impairment	—	14,000	(14,000)	(100.0)	—	23,500	(23,500)	(100.0)
Subtotal	3,242	22,345	(19,103)	(85.5)	6,918	39,646	(32,728)	(82.6)
Net servicing income (loss)	1,097	(16,982)	18,079	N.M.	2,046	(28,850)	30,896	N.M.
Gains on sales of loans	3,168	10,963	(7,795)	(71.1)	5,304	21,589	(16,285)	(75.4)
Other income	525	1,291	(766)	(59.3)	895	2,103	(1,208)	(57.4)
Total mortgage banking revenue	$4,790	$(4,728)	$9,518	N.M.	$8,245	$(5,158)	$13,403	N.M.

N.M. Not meaningful

The following table sets forth further information about mortgage banking:

	At		At
	June 30,		December 31,		Change
(Dollars in thousands)	2004		2003		$		%

Third party servicing portfolio	$4,767,810		$5,122,741		$(354,931)		(6.9)%
Weighted average note rate	5.83%		5.97%		(14	)bps	N.A.

Mortgage applications in process	$308,377		$241,126		$67,251		27.9

Capitalized mortgage servicing rights, net	$51,290		$52,036		$(746)		(1.4)

Mortgage servicing rights as a percentage of servicing portfolio	1.08%		1.02%		6	bps	N.A.

Average service fee (basis points)	31.3	bps	31.7	bps	(.4	)bps	N.A.

Mortgage servicing rights as a multiple of average service fee	3.5	X	3.2	X	0.3	X	N.A.

N.A. Not applicable.

Mortgage banking revenues can be significantly impacted by the amount of amortization and provision for impairment of mortgage servicing rights.  The valuation of mortgage servicing rights is a critical accounting estimate for TCF.  This estimate is based upon loan types, note rates and prepayment assumptions.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights decline.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  A key component in determining the fair value of mortgage servicing rights is the projected cash flows of the underlying loan portfolio.  TCF uses projected cash flows and related prepayment assumptions based on management’s best estimates.  The range in prepayment assumptions at June 30, 2004 and December 31, 2003 reflects management’s assumption of higher initial prepayments in early periods that decline over time and level off to a constant prepayment speed.  See Note 5 of Notes to the Consolidated Financial Statements for additional information concerning TCF’s mortgage servicing rights.

The following tables summarize the servicing portfolio by interest rate tranche, the range of prepayment speed assumptions and the weighted average remaining life of the loans by interest tranche used in the determination of the valuation and amortization of mortgage servicing rights as of June 30, 2004 and December 31, 2003:

	June 30, 2004
(Dollars in thousands)		Prepayment Speed Assumption			Weighted
	Principal			Weighted	Average Life
Interest Rate Tranche	Balance	High	Low	Average	(in Years)
0 to 5.50%	$1,755,330	15.9%	10.6%	11.2%	7.8
5.51 to 6.00%	1,442,946	18.2	12.1	12.6	7.5
6.01 to 6.50%	729,313	24.9	16.6	17.6	5.4
6.51 to 7.00%	537,596	32.3	21.5	23.3	3.8
7.01% and higher	302,625	38.9	25.9	28.4	2.9
	$4,767,810	20.0	13.3	14.0	6.6

	December 31, 2003
(Dollars in thousands)		Prepayment Speed Assumption			Weighted
	Principal			Weighted	Average Life
Interest Rate Tranche	Balance	High	Low	Average	(in Years)
0 to 5.50%	$1,648,918	15.1%	13.0%	13.3%	7.2
5.51 to 6.00%	1,407,315	20.5	17.7	17.9	5.6
6.01 to 6.50%	830,161	28.8	24.9	25.4	3.8
6.51 to 7.00%	740,675	35.9	31.0	31.8	2.7
7.01% and higher	495,672	39.8	34.4	35.5	2.3
	$5,122,741	21.6	18.6	19.0	5.1

At June 30, 2004 and December 31, 2003, the sensitivity of the current fair value of mortgage servicing rights to a hypothetical immediate 10% and 25% adverse change in prepayment speed assumptions and discount rate are as follows:

(Dollars in millions)	At June 30, 2004	At December 31, 2003

Fair value of mortgage servicing rights	$64.6	$58.0
Weighted-average life (in years)	6.6	5.1
Weighted-average prepayment speed assumption (annual rate)	14.0%	19.0%
Weighted-average discount rate	7.5%	7.5%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(3.1)	$(3.2)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(7.3)	$(7.4)
Impact on fair value of 10% adverse change in discount rate	$(1.5)	$(1.3)
Impact on fair value of 25% adverse change in discount rate	$(3.9)	$(3.3)

These sensitivities are theoretical and should be used with caution.  As the data indicates, changes in fair value based on a given variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in the above table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumptions.  In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in discount rates or market interest rates), which might either magnify or counteract the sensitivities.  As reflected above, a significant increase in future prepayment speeds can have a significant impact on the impairment of the mortgage servicing rights.  TCF does not use derivatives to hedge its mortgage servicing rights asset.

Other Non-Interest Income

In the second quarter of 2003, gains on sales of securities available for sale of $11.7 million were recognized, on sales of $289.2 million in mortgage-backed securities.  There were no sales of mortgage-backed securities in the second quarter of 2004. Gains on sales of securities available for sale of $12.7 million were recognized on sales of $854 million in mortgage-backed securities in the first six months of 2004 compared to gains on sale of securities available for sale of $32.8 million on the sale of $816.5 million in mortgage-backed securities during the first six months of 2003.  During the first six months of 2003, TCF prepaid $150 million of higher cost FHLB advances and recorded losses on termination of debt of $6.6 million.  There were no similar prepayments of debt in 2004.

Additionally, during the second quarter of 2004, TCF completed the sale of servicing rights on $126.6 million of residential mortgages and recognized a $706 thousand gain on the sale of servicing.  There were no similar sales of mortgage servicing rights during 2003.

Consolidated Non-Interest Expense

Non-interest expense totaled $143.9 million for the second quarter 2004, up 5.2%, from $136.7 million for the same 2003 period.  For the first six months of 2004 non-interest expense totaled $284.6 million, up 3.3%, from $275.5 million for the same 2003 period.  Compensation and employee benefits expense totaled $79.6 million and $158.5 million for the 2004 second quarter and first six months, respectively, up from $73.8 million, and $150.4 million for the comparable periods in 2003.  The increase from the second quarter of 2003 was driven by a $1.6 million increase related to new branches opened in the past 12 months coupled with a $1.2 million increase in incentive compensation resulting from improved profitability. Contributing to the increase for the first six months of 2004, was a $5.8 million increase in retail banking operations driven by TCF’s continued new branch expansion.  Occupancy and equipment expense totaled $23.4 million and $46.9 million for the second quarter and first six months 2004, respectively, up $1.9 million and $3.8 million from the same 2003 periods, primarily the result of costs associated with new branch expansion.  Advertising and promotions totaled $6.5 million and $12.4 million for the second quarter and first six months of 2004, respectively, compared with $6.4 million and $12.8 million for the same 2003 periods.  Other non-interest expense totaled $34.4 million and $66.8 million for the second quarter and first six months of 2004, respectively, reflecting a decrease of 1.5% from $35 million and 3.3% from $69.2 million for the same periods in 2003.  The decreases in other non-interest expense were primarily due to reductions in real estate owned expenses of $1.5 million and $1.7 million for second quarter and first six months of 2004, respectively.  Included in real estate owned expenses were net gains on sales and redemptions of properties of $2.1 million during the second quarter of 2004, compared with $92 thousand in 2003.  Other non-interest expense also includes deposit account losses of $5.4 million and $9.5 million for the second quarter and first six months of 2004, respectively, compared with $4.2 million and $7.8 million for the same 2003 periods.  As mentioned in Leasing and Equipment Finance operating segment results, TCF recorded a $1 million impairment charge related to a reduction in the estimated residual value of a leveraged lease investment during the second quarter of 2004.

Income Taxes

TCF recorded income tax expense of $33.5 million and $64.7 million for the second quarter and first six months of 2004, respectively, or 33.9% of income before income tax expense, compared with $32.3 million and $64.5 million, or 34.9% of income before income tax expense for the comparable 2003 periods.  The lower effective tax rate in 2004 was primarily due to increased investments in affordable housing partnerships.

TCF has a Real Estate Investment Trust (“REIT”) and related companies that acquire, hold and manage mortgage assets and other authorized investments to generate income.  These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REIT must meet specific provisions of the Internal Revenue Code (“IRC”) to continue to qualify as a REIT.  Two specific provisions applicable to the REIT are an income test and an asset test.  At least 75% of the REIT’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property.  Additionally, at least 75% of the REIT’s assets must be represented by real estate assets.  At June 30, 2004, TCF’s REIT met the applicable provisions of the IRC to qualify as a REIT.  State laws may also impose limitations or restrictions on operations of the REIT and the related companies.  These laws are subject to change and are currently under review in Minnesota and Illinois.    If these companies fail to meet any of the required provisions of Federal and state tax laws or if the state tax laws change unfavorably, TCF’s tax expense could increase.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Investments

Total investments, which include interest-bearing deposits with banks, federal funds sold, FHLB stock, Federal Reserve Bank stock and other investments, were $94.6 million at June 30, 2004, up $19.3 million from December 31, 2003.  The increase was primarily the result of a $19.5 million increase in FHLB stock.  TCF is required to invest in FHLB stock in proportion to its level of mortgage assets and the level of borrowings from the FHLB.

Securities Available for Sale

The Company purchased $1.2 billion and $818.3 million of mortgage-backed securities during the first six months of 2004 and 2003, respectively, to replace the prepayments of residential real estate loans and mortgage-backed securities.  TCF sold $854 million and $816.5 million of mortgage-backed securities during the first six months of 2004 and 2003, respectively.  At June 30, 2004, the unrealized loss on TCF’s mortgage-backed securities available for sale portfolio was $22.9 million.  TCF may, from time to time, sell additional mortgage-backed securities, capture the gains before these securities prepay and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At June 30,	At December 31,	Change
(Dollars in thousands)	2004	2003	$	%
Consumer:
Home equity	$3,985,448	$3,588,027	$397,421	11.1%
Other secured	24,285	27,265	(2,980)	(10.9)
Unsecured	15,261	15,049	212	1.4
Total consumer	4,024,994	3,630,341	394,653	10.9
Commercial:
Commercial real estate:
Permanent	1,836,701	1,745,435	91,266	5.2
Construction and development	160,748	171,266	(10,518)	(6.1)
Total commercial real estate	1,997,449	1,916,701	80,748	4.2
Commercial business	445,314	427,696	17,618	4.1
Total commercial	2,442,763	2,344,397	98,366	4.2

Leasing and equipment finance:
Equipment finance loans	305,009	309,740	(4,731)	(1.5)
Lease financings:
Direct financing leases	1,025,266	853,395	171,871	20.1
Sales-type leases	29,831	33,073	(3,242)	(9.8)
Lease residuals, excluding leveraged leases	34,734	34,171	563	1.6
Unearned income and deferred lease costs	(104,462)	(92,710)	(11,752)	12.7
Investment in leveraged leases	18,786	22,728	(3,942)	(17.3)
Total lease financings	1,004,155	850,657	153,498	18.0
Total leasing and equipment finance	1,309,164	1,160,397	148,767	12.8
Total consumer, commercial and leasing and equipment finance	7,776,921	7,135,135	641,786	9.0
Residential real estate	1,091,678	1,212,643	(120,965)	(10.0)
Total loans and leases	$8,868,599	$8,347,778	$520,821	6.2

The following table sets forth information about loans and leases by state, excluding loans held for sale:

(Dollars in thousands)	At June 30, 2004
	Consumer	Commercial	Leasing and Equipment Finance	Residential Real Estate	Total
Minnesota	$1,616,936	$717,591	$61,673	$551,684	$2,947,884
Michigan	709,144	722,343	88,099	280,411	1,799,997
Illinois	1,047,847	399,983	47,564	192,032	1,687,426
Wisconsin	404,623	340,811	33,351	31,235	810,020
Colorado	199,775	15,756	31,894	5,707	253,132
California	560	19,871	158,965	—	179,396
Florida	11,561	22,023	81,920	750	116,254
Texas	798	1,355	84,865	1,281	88,299
Ohio	5,673	23,317	48,676	6,888	84,554
Other	28,077	179,713	672,157	21,690	901,637
Total	$4,024,994	$2,442,763	$1,309,164	$1,091,678	$8,868,599

At June 30, 2004, 56% of TCF’s consumer and commercial loans consist of variable-rate loans.  The variable-rate consumer loans have their interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial business and commercial real estate loans) may have their interest rates tied to either the prime rate or LIBOR. In addition, to the extent these loans have interest rate floors, a change in interest rates may not result in a change in the interest rate on the variable-rate loan.  The following table provides additional information relating to TCF’s consumer and commercial loan balances at June 30, 2004:

(Dollars in millions)	At June 30, 2004
	Consumer		Commercial (1)		Total
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Variable-rate loans:
Immediately reprice if rate index increases (2)	$2,115	53%	$889	36%	$3,004	47%
Other (3)	364	9	233	10	597	9

Total variable-rate loans	2,479	62	1,122	46	3,601	56

Fixed-rate loans	1,546	38	412	17	1,958	30
Adjustable-rate loans (4)	—	—	909	37	909	14

Total fixed- and adjustable-rate loans	1,546	38	1,321	54	2,867	44

Total consumer and commercial loans	$4,025	100%	$2,443	100%	$6,468	100%

(1)   Includes commercial real estate and commercial business loans.

(2)   Loans subject to an immediate increase in interest rate if there is an increase in the prime rate or LIBOR.

(3)   The base rate or LIBOR would need to increase to the equivalent floor rate before the loan rate would change from the floor interest rate.

(4)   These loans reprice at periodic intervals, generally 3-5 years, at which time the fixed rate adjusts to a new rate based on a specified spread to the applicable U.S. Treasury rate.

Approximately 68% of the home equity loan portfolio at June 30, 2004 consisted of closed-end loans, compared with 70% at December 31, 2003.   In addition, 62% of this portfolio at June 30, 2004 carries a variable interest rate tied to the prime rate, compared with 60% at December 31, 2003.   At June 30, 2004, the weighted average loan-to-value ratio for the home equity portfolio was 74%, unchanged from December 31, 2003.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At June 30, 2004			At December 31, 2003
Loan-to-Value Ratios (1):	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance
Over 100% (2)	$34,715.9%		1.84%	$39,452	1.1%	4.81%
Over 90% to 100%	392,627	9.8	.54	361,374	10.1	.78
Over 80% to 90%	1,568,842	39.4	.29	1,370,523	38.2	.40
80% or less	1,989,264	49.9	.35	1,816,678	50.6	.39
Total	$3,985,448	100.0%	.36	$3,588,027	100.0%	.48

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

The following table summarizes TCF’s commercial real estate loan portfolio by property type:

	At June 30, 2004			At December 31, 2003
(Dollars in thousands)	Permanent	Construction and Development	Total	Permanent	Construction and Development	Total
Apartments	$483,415	$9,896	$493,311	$519,622	$28,983	$548,605
Office buildings	401,440	25,259	426,699	399,112	33,262	432,374
Retail services	339,019	27,183	366,202	304,295	10,139	314,434
Warehouse/industrial buildings	254,915	4,324	259,239	189,635	1,253	190,888
Hotel and motels	127,399	19,160	146,559	131,367	19,270	150,637
Health care facilities	46,212	6,166	52,378	32,157	17,664	49,821
Other	184,301	68,760	253,061	169,247	60,695	229,942
Total	$1,836,701	$160,748	$1,997,449	$1,745,435	$171,266	$1,916,701

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets.  With a focus on secured lending, at June 30, 2004, approximately 98% of TCF’s commercial real estate and commercial business loans were secured either by real estate properties or underlying business assets. At June 30, 2004, approximately 91% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.  At June 30, 2004 and December 31, 2003, the construction and development portfolio had no loans over 30-days delinquent.

The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type:

(Dollars in thousands)	At June 30, 2004			At December 31, 2003
Marketing Segment	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance	Balance	Percent of Total	Over 30-Day Delinquency as a Percentage of Balance
Middle market (1)	$675,897	51.6%	.44%	$595,812	51.3%	.88%
Small ticket (2)	237,653	18.2	.52	124,178	10.7	.56
Winthrop (3)	212,172	16.2	4.60	229,441	19.8	1.14
Wholesale (4)	128,364	9.8	.44	137,062	11.8	.29
Leveraged leases	18,786	1.4	—	22,728	2.0	—
Subtotal	1,272,872	97.2	1.14	1,109,221	95.6	.81
Truck and trailer (5)	36,292	2.8	4.13	51,176	4.4	3.66
Total	$1,309,164	100.0%	1.22	$1,160,397	100.0%	.93

(1)   Middle market consists primarily of construction and manufacturing equipment and specialty vehicles.

(2)   Small ticket includes lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations, which as of June 30, 2004 includes the portfolio of VGM.  Individual contracts generally range from $25 thousand to $250 thousand.

(3)   Winthrop’s portfolio consists primarily of technology and data processing equipment.

(4)   Wholesale includes the discounting and purchasing of lease receivables sourced by third party lessors.

(5)   TCF discontinued originations in the truck and trailer marketing segment during 2001.  TCF will continue to provide financing on trucks and trailers to customers in the middle market segment for use in their businesses which are unrelated to the over-the-road trucking industry.  See the portfolio summary by equipment type below for TCF’s total financing of trucks and trailers.

(Dollars in thousands)	At June 30, 2004		At December 31, 2003
Equipment Type	Balance	Percent of Total	Balance	Percent of Total
Technology and data processing	$231,921	17.7%	$249,515	21.5%
Manufacturing	232,187	17.7	198,321	17.1
Specialty vehicles	223,399	17.1	225,073	19.4
Construction	157,718	12.0	133,104	11.5
Medical	145,155	11.1	33,462	2.9
Trucks and trailers	79,739	6.1	89,262	7.7
Furniture and fixtures	54,833	4.2	54,052	4.7
Printing	43,009	3.3	38,977	3.3
Material handling	28,166	2.2	27,111	2.3
Aircraft	22,741	1.7	23,965	2.1
Other	90,296	6.9	87,555	7.5
Total	$1,309,164	100.0%	$1,160,397	100.0%

The leasing and equipment finance portfolio increased $148.8 million from December 31, 2003. TCF Leasing’s acquisition of VGM, in March 2004, added $96.6 million of portfolio balances to the small ticket marketing segment and the medical equipment type.

The leasing and equipment finance portfolio tables above include lease residuals.  Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction.  Lease residual values are reviewed on an ongoing basis.  Any downward revisions are recorded in the periods in which they become known.   At June 30, 2004, lease residuals, excluding leveraged lease residuals, totaled $34.7 million, up from $34.2 million at December 31, 2003.  Included in the investment in leveraged leases, at June 30, 2004 is a 100% equity interest in a Boeing 767-300 aircraft.  The investment in leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of the leased assets less related unearned income.  TCF has no obligation for principal and interest on the notes representing the third-party participation related to this leveraged lease.  Such notes, which totaled $19.2 million at June 30, 2004, down from $22.6 million at December 31, 2003, were recorded as an offset against the related rental receivable.  During the second quarter of 2004, TCF completed its annual review of the lease residual value assumption for this aircraft and reduced the estimated residual value by $4.4 million.  As required under Statement of Financial Accounting Standards  (“SFAS”) No. 13, “Accounting for Leases”, TCF recognized an impairment charge of $1 million which was recorded in other non-interest expense.  The remaining reduction will be amortized through reduced yield on the investment over the remaining 5 ½ years of the lease as prescribed by SFAS No. 13.  Also during the quarter, TCF downgraded its credit rating on the aircraft leveraged lease and has classified its $18.8 million investment as substandard. The lessee is current on the lease payments and the lease expires in 2010.  The lessee of this aircraft, a major U.S. carrier, recently reported net operating losses and their senior unsecured debt rating has been downgraded to below investment grade.  The company has also announced that it is in the process of finalizing a strategic reassessment of its business.  In the event that the lessee is unable to effectively restructure its business operations, they may seek bankruptcy protection or a similar remedy.  If this occurs, there can be no assurances that TCF will be able to collect all lease payments due, or that the current estimated residual value of the aircraft would be realized.  This lease represents TCF’s only material direct exposure to the commercial airline industry. An economic slowdown and other factors have adversely impacted the airline industry and could have an adverse impact on the lessee’s ability to meet its lease obligations and the residual value of the aircraft.

  TCF’s net investment in leveraged leases is comprised of the following:

(In thousands)	At June 30, 2004	At December 31, 2003
Rental receivable (net of principal and interest on non-recourse debt)	$10,064	$12,758
Estimated residual value of leased assets	13,660	18,679
Less: Unearned income	(4,938)	(8,709)
Investment in leveraged leases	18,786	22,728
Less: Deferred taxes	(9,502)	(11,813)
Net investment in leveraged leases	$9,284	$10,915

Total loan and lease originations for TCF’s leasing businesses were $340.3 million for the first six months of 2004, compared with $269.4 million for the same 2003 period.  The backlog of approved transactions increased to $202.2 million at June 30, 2004, from $155.2 million at December 31, 2003.  TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $80 million appropriate to cover losses inherent in the loan and lease portfolios as of June 30, 2004.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

The next several pages include detail information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases.  Included in this data are numerous portfolio ratios that must be carefully reviewed and related to the nature of the underlying loans and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other companies.  Most of TCF’s non-performing assets and past due loans and leases are secured by residential real estate.  Given the nature of these assets and the related mortgage foreclosure, redemption or property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition.  This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

The key indicators of TCF’s credit quality and allowance coverage at June 30, 2004, include the ratio of annualized net charge-offs to average loans and leases, the allowance as a multiple of annualized net charge-offs, and income before income taxes and provision for loan losses as a multiple of annualized net charge-offs.

The following table sets forth information detailing the allowance for loan and lease losses and selected key indicators:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$79,054	$77,813	$76,619	$77,008
Charge-offs	(3,018)	(4,018)	(5,517)	(6,750)
Recoveries	919	774	2,902	1,601
Net charge-offs	(2,099)	(3,244)	(2,615)	(5,149)
Provision charged to operations	3,070	3,127	4,230	5,837
Acquired allowance	—	—	1,791	—
Balance at end of period	$80,025	$77,696	$80,025	$77,696
Key Indicators:
Annualized net charge-offs as a percentage of average loans and leases	.10%	.16%	.06%	.13%

Period end allowance as a multiple of annualized net charge-offs	9.5X	6.0X	15.3X	7.5X

Income before income taxes and provision for loan losses as a multiple of net charge-offs	48.5X	29.5X	74.5X	37.1X

The allocation of TCF’s allowance for loan and lease losses, including general and specific loss allocations, is as follows:

	At or For the Six Months Ended June 30, 2004			At or For the Year Ended December 31, 2003
(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Balance	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Balance
Consumer	$9,153	$4,024,994.23%		$9,084	$3,630,341.25%
Commercial real estate	25,682	1,997,449	1.29	25,142	1,916,701	1.31
Commercial business	11,276	445,314	2.53	11,797	427,696	2.76
Leasing and equipment finance	16,944	1,309,164	1.29	13,515	1,160,397	1.16
Unallocated	16,139	—	N.A.	16,139	—	N.A.
Subtotal	79,194	7,776,921	1.02	75,677	7,135,135	1.06
Residential real estate	831	1,091,678.08		942	1,212,643.08
Total	$80,025	$8,868,599.90		$76,619	$8,347,778.92

N.A.  Not applicable.

The allocated allowance balances for TCF’s residential and consumer loan portfolios, at June 30, 2004, reflect the Company’s credit quality and related low level of net loan charge-offs for these portfolios.  The allocated allowances for the loan and lease portfolios do not reflect any significant changes in estimation methods or assumptions.

Net loan and lease charge-offs were $2.1 million and $2.6 million, or ..10% (annualized) and .06% (annualized), of average loans and leases outstanding in the second quarter and first six months of 2004, respectively, down from $3.2 million and $5.1 million, or .16% (annualized) and .13% (annualized), of average loans and leases for the same periods of 2003.

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended				Six Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
(Dollars in thousands)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)	Net Charge-offs (Recoveries)	% of Average Loans and Leases (1)
Consumer	$719.07%		$457.06%		$1,293.07%		$1,502.10%
Commercial real estate	(15)	—	(20)	—	(48)	—	(18)	—
Commercial business	(16)	(.01)	781.67		57.03		697.31
Leasing and equipment finance:
Middle market	300.18		878.81		724.25		1,252.66
Winthrop	(32)	(.06)	5.01		(16)	(.01)	73.06
Wholesale	(17)	(.05)	126.31		(1,242)	(1.90)	313.37
Small ticket	1,047	1.88	538	2.00	1,753	1.54	699	1.31
Leveraged leases	—	—	—	—	—	—	—	—
Subtotal	1,298.42		1,547.63		1,219.20		2,337.49
Truck and trailer	80.80		477	2.28	53.24		658	1.40
Total leasing and equipment finance	1,378.43		2,024.76		1,272.21		2,995.57
Subtotal	2,066.11		3,242.20		2,574.07		5,176.16
Residential real estate	33.01		2	—	41.01		(27)	—
Total	$2,099.10		$3,244.16		$2,615.06		$5,149.13

(1) Annualized.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 75% of non-performing assets at June 30, 2004 consisted of, or were secured by, real estate.  Non-performing assets are summarized in the following table:

(Dollars in thousands)	At June 30, 2004	At December 31, 2003	$ Change
Non-accrual loans and leases:
Consumer	$11,718	$12,052	$(334)
Commercial real estate	6,750	2,490	4,260
Commercial business	3,490	2,931	559
Leasing and equipment finance, net	10,398	13,241	(2,843)
Residential real estate	3,886	3,993	(107)
Total non-accrual loans and leases, net	36,242	34,707	1,535
Non-recourse discounted lease rentals	514	699	(185)
Total non-accrual loans and leases, gross	36,756	35,406	1,350
Other real estate owned:
Residential	10,790	20,462	(9,672)
Commercial	9,078	12,992	(3,914)
Total other real estate owned	19,868	33,454	(13,586)
Total non-performing assets, gross	$56,624	$68,860	$(12,236)
Total non-performing assets, net	$56,110	$68,161	$(12,051)

Gross non-performing assets as a percentage of:
net loans and leases	.64%	.83%
total assets	.47%	.61%

Included in non-performing assets are loans that are considered impaired. The recorded investment in impaired loans was $13.5 million at June 30, 2004, compared with $9.1 million at December 31, 2003.  The related allowance for credit losses was $5 million at June 30, 2004 compared with $4.5 million at December 31, 2003.  All of the impaired loans were on non-accrual status.  There were no impaired loans at June 30, 2004 or December 31, 2003 which did not have a related allowance for loan losses.  The average recorded investment in impaired loans during the three months ended June 30, 2004 was $11.8 million, compared with $10.3 million during the three months ended December 31, 2003.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined using the contractual method.

	At June 30, 2004		At December 31, 2003
(Dollars in thousands)	Principal Balances	Percentage of Loans and Leases	Principal Balances	Percentage of Loans and Leases
Accruing loans and leases delinquent for:
30-59 days		$23,665.27%		$24,187.29%
60-89 days	12,436.14		8,953.11
90 days or more	2,832.03		5,604.07
Total		$38,933.44%		$38,744.47%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type:

	At June 30, 2004		At December 31, 2003
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Consumer	$15,078.38%		$17,673.49%
Commercial real estate	101.01		58	—
Commercial business	383.09		282.07
Leasing and equipment finance	15,774	1.22	10,619.93
Residential real estate	7,597.70		10,112.84
Total	$38,933.44		$38,744.47

Included in leasing and equipment finance delinquencies at June 30, 2004 was one account totaling $6.4 million which was paid current on July 2, 2004.

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $75.8 million of loans and leases at June 30, 2004, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $48.1 million at December 31, 2003.  These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows:

(Dollars in thousands)	At June 30, 2004	At December 31, 2003	Change
			$	%

Commercial real estate	$28,052	$20,279	$7,773	38.3%
Commercial business	14,999	12,721	2,278	17.9
Leasing and equipment finance	32,754	15,094	17,660	117.0
Total	$75,805	$48,094	$27,711	57.6

Leasing and equipment finance potential problem loans and leases include $571 thousand and $1.1 million funded on a non-recourse basis at June 30, 2004 and December 31, 2003, respectively.  Leasing and equipment finance also includes the previously discussed $18.8 million investment in an aircraft leveraged lease which was downgraded to substandard during the second quarter of 2004.

Deposits

Checking, savings and money market deposits are an important source of low cost funds and fee income for TCF.  Deposits totaled $7.8 billion at June 30, 2004, up $149.9 million from December 31, 2003.  Lower interest-cost checking, savings and money market deposits totaled $6.3 billion, up $322.1 million from December 31, 2003, and comprised 81.4% of total deposits at June 30, 2004, compared with 78.8% of total deposits at December 31, 2003. Higher interest-cost certificates of deposit decreased $172.2 million from December 31, 2003, as other lower-cost funding sources were available to TCF.  TCF’s weighted-average rate for deposits, including non-interest-bearing deposits, was .49% at June 30, 2004, down from .58% at December 31, 2003.

New Branch Expansion

Key to TCF’s growth is its continued investment in new branch expansion.  New branches are an important source of new customers in both deposit products and consumer lending products.  While supermarket branches continue to play an important role in TCF’s expansion strategy, the opportunity to add new supermarket branches within TCF’s markets has slowed from prior years.  Therefore, TCF has continued new branch expansion by opening more traditional branches.  Although traditional branches require a higher initial investment than supermarket branches, they ultimately attract more customers and become more profitable.  During the second quarter of 2004, TCF opened five new branches, including four traditional branches and one supermarket branch.  TCF now has 237 new branches opened since January 1, 1998.  TCF plans to open 24 new branches during the remainder of 2004, consisting of 16 traditional branches and eight supermarket branches.  In 2005, TCF plans to open 31 new branches, consisting of 23 traditional branches and eight supermarket branches.

Additional information regarding the results of TCF’s new branches opened since January 1, 1998 is displayed in the table below:

(Dollars in thousands)	At or For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2004	2003
Number of new branches*
Traditional	48	29	19	65.5%
Supermarket	189	184	5	2.7
Total	237	213	24	11.3
Percentage of total branches	58%	54%

Number of checking accounts	539,193	450,646	88,547	19.6
Average deposits balances:
Checking	$697,384	$496,399	$200,985	40.5
Savings	409,587	415,601	(6,014)	(1.4)
Money market	65,608	71,678	(6,070)	(8.5)
Subtotal	1,172,579	983,678	188,901	19.2
Certificates of deposits	146,736	156,077	(9,341)	(6.0)
Total	$1,319,315	$1,139,755	$179,560	15.8

Total fees and other revenue	$73,581	$59,840	$13,741	23.0

*      New branches opened since January 1, 1998.

Borrowings

Borrowings totaled $2.9 billion at June 30, 2004, up $520.6 million from year-end 2003. Included in long-term borrowings at June 30, 2004, are $767.5 million of fixed-rate FHLB advances and repurchase agreements with other institutions, which are callable by the counterparty at par on certain anniversary dates and, for most, quarterly thereafter until maturity.  If called, replacement funding will be provided by the counterparties at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances and repurchase agreements, subject to standard terms and conditions.  The weighted-average rate on borrowings decreased to 3.09% at June 30, 2004, from 3.24% at December 31, 2003.  During the first quarter of 2004, TCF entered into $450 million of 18-month FHLB advances at a weighted average interest rate of 1.70%.  TCF Financial Corporation has a $105 million bank line of credit agreement maturing in April 2005, which is unsecured and contains certain covenants common to such agreements. At June 30, 2004, TCF had no amounts outstanding on this bank line of credit.  During the second quarter of 2004, TCF National Bank, a subsidiary of TCF Financial Corporation issued $75 million of subordinated notes due in 2014.  See Note 6 of Notes to the Consolidated Financial Statement for further discussion.

Contractual Obligations And Commercial Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At June 30, 2004, the aggregate contractual obligations (excluding bank deposits) and commercial commitments are as follows:

(Dollars in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Total borrowings	$2,935,446	$1,310,905	$1,117,871	$132,390	$374,280
Annual rental commitments under non-cancelable operating leases	157,485	22,638	39,320	31,837	63,690
Purchase obligations (construction contracts and land purchase commitments for future branch sites)	14,865	14,865	—	—	—
	$3,107,796	$1,348,408	$1,157,191	$164,227	$437,970

	Amount of Commitment - Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Commitments to lend:
Consumer	$1,501,370	$16,779	$14,645	$27,491	$1,442,455
Commercial	651,023	470,905	148,210	18,091	13,817
Leasing and equipment finance	59,424	59,424	—	—	—
Other	12,601	12,601	—	—	—
Total commitments to lend	2,224,418	559,709	162,855	45,582	1,456,272
Loans serviced with recourse	105,844	2,659	5,688	4,797	92,700
Standby letters of credit and guarantees on industrial revenue bonds	43,180	23,378	19,642	160	—
	$2,373,442	$585,746	$188,185	$50,539	$1,548,972

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

Loans serviced with recourse represent a contingent guarantee based upon the failure to perform by another party.  These loans consist of $102.1 million of Veterans Administration (“VA”) loans and $3.7 million of loans sold with recourse to the Federal National Mortgage Association (“FNMA”).  As is typical of a servicer of VA loans, TCF must cover any principal loss in excess of the VA’s guarantee if the VA elects its “no-bid” option upon the foreclosure of a loan.  Since conditions under which TCF would be required either to cover any principal loss in excess of the VA’s guarantee or repurchase the loan sold to FNMA may not materialize, the actual cash requirements are expected to be less than the amount provided in the table above.

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

Stockholders’ Equity

Stockholders’ equity at June 30, 2004 was $939.2 million, or 7.9% of total assets, up from $920.9 million, or 8.1% of total assets, at December 31, 2003.  TCF repurchased 753,445 shares of its common stock during the first six months of 2004 at an average cost of $54.28 per share.  At June 30, 2004, TCF had 3 million shares remaining in its stock repurchase program authorized by its Board of Directors.  Since January 1, 1998, the Company has repurchased 25.9 million shares of its common stock at an average cost of $33.94 per share.  For the first six months of 2004, average total equity to average assets was 8.03% unchanged from 8.03% for the year ended December 31, 2003.  On July 19, 2004, TCF declared a regular quarterly dividend of 37.5 cents per common share, payable on August 31, 2004, to shareholders of record as of August 6, 2004.  TCF does not have any trust preferred securities or other quasi-equity instruments.

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

TCF has positioned its balance sheet to benefit from a rising interest rate environment.  TCF’s one-year interest rate gap (the difference between interest-earning assets and interest-bearing liabilities repricing or maturing within the next twelve months), assuming no change in interest rates, was a positive $1 billion, or 9% of total assets, at June 30, 2004, compared with a positive $161.3 million, or 1% of total assets, at December 31, 2003.  The one-year interest rate gap is subject to a number of assumptions and is only one of a number of interest rate risk measurements and is best used as a general measure of the effect on the net interest income of rising or falling interest rates.

The sensitivity of TCF’s one-year interest rate gap is summarized as follows:

	One-Year Interest Rate Gap
	At June 30, 2004		At December 31, 2003
(Dollars in millions)	$	% of Total Assets	$	% of Total Assets

Assumed Interest Rates
Increase 50 basis points *	$1,030	8.6%	$811	7.2%
Flat rates as of measurement date	1,015	8.5	161	1.4
Decrease 50 basis points *	119	1.0	259	2.3

*      Assumes an immediate parallel change in interest rates as of the measurement date.

As stated above, TCF’s balance sheet is positioned to benefit from rising interest rates due to a positive interest rate gap position.  TCF would also likely benefit from an increase in interest rates as this might signify that economic conditions are improving.  See “Consolidated Financial Condition Analysis – Loans and Leases” for additional information regarding TCF’s consumer and commercial variable-rate loans.  Increases in interest rates could have an adverse impact on TCF’s checking account balances, if customers transfer some of these funds to higher interest rate deposit products or other investments and would likely result in an increase in the cost of interest-bearing deposits.  An increase in interest rates would affect TCF’s fixed-rate/variable-rate product origination mix and origination volumes and would likely slow loan prepayments.

While this positive interest rate gap may compress net interest income in the short-term, TCF believes this positive interest rate gap to be warranted because current rates are well below historical averages, and consequently, there is a greater possibility over time of higher interest rates versus lower interest rates.  However, if interest rates remain at current levels or fall, TCF could experience an increase in prepayments of residential loans, mortgage-backed securities and fixed-rate consumer and commercial real estate loans and may experience compression of its net interest income.

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

TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would slow prepayments on the $2.7 billion of mortgage-backed securities and residential real estate loans at June 30, 2004 by approximately $160 million, or 43% in the first year.  A slowing in prepayments would increase the estimated life of the mortgage-backed securities and residential real estate loan portfolios and may adversely impact net interest income or net interest margin in the future.

Recent Accounting Developments

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) was signed into law.  This Act includes a prescription drug benefit for enrollees and a federal subsidy for sponsors of retiree healthcare plans beginning in 2006.  TCF offers a prescription drug benefit to retirees in its postretirement medical plan.  In January 2004, the FASB issued Staff Position (“FSP”) 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.” In May 2004, the FASB issued FSP 106-2, which superceded FSP 106-1.  FSP 106-2 provides guidance regarding the effects of the Act on the estimated costs of providing this retirement benefit under SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.”  Employers with post-retirement medical plans with prescription drug benefits that are considered “actuarially equivalent” to Medicare prescription drug benefits, must include the estimated effects of the federal subsidy in determining their benefit obligations if significant to their plans.  This FSP is effective for interim or annual period beginning after June 15, 2004.  TCF early adopted the provisions of this FSP in the second quarter of 2004.  The adoption of this FSP did not have a significant effect on TCF’s financial statements.

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

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions.   Future legislative or regulatory changes, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

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

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer and its Controller and Assistant Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2004, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the second quarter of 2004.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per-share data)	At June 30, 2004	At March 31, 2004	At Dec. 31, 2003	At Sept. 30, 2003	At June 30, 2003

SELECTED FINANCIAL CONDITION DATA:

Securities available for sale	$1,588,372	$1,269,293	$1,533,288	$1,604,282	$1,980,830
Residential real estate loans	1,091,678	1,152,357	1,212,643	1,283,640	1,393,183
Subtotal	2,680,050	2,421,650	2,745,931	2,887,922	3,374,013
Loans and leases excluding residential real estate loans	7,776,921	7,470,428	7,135,135	6,863,683	6,705,169
Total assets	11,942,863	11,724,319	11,319,015	11,253,906	11,807,764
Deposits	7,761,657	7,869,128	7,611,749	7,712,603	7,979,737
Borrowings	2,935,446	2,507,087	2,414,825	2,243,725	2,506,039
Stockholders’ equity	939,152	965,950	920,858	931,968	952,069

	Three Months Ended
	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003

SELECTED OPERATIONS DATA:
Interest income	$152,789	$149,219	$148,919	$156,482	$164,004
Interest expense	30,370	30,726	29,827	36,605	44,240
Net interest income	122,419	118,493	119,092	119,877	119,764
Provision for credit losses	3,070	1,160	4,037	2,658	3,127
Net interest income after provision for credit losses	119,349	117,333	115,055	117,219	116,637
Non-interest income:
Fees and other revenues	122,587	102,459	114,865	118,089	101,003
Gains on sales of securities available for sale	—	12,717	—	—	11,695
Gains (losses) on termination of debt	—	—	—	(37,769)	—
Gain on sale of loan servicing	706	—	—	—	—
Total non-interest income	123,293	115,176	114,865	80,320	112,698
Non-interest expense	143,906	140,706	142,244	142,382	136,733
Income before income tax expense	98,736	91,803	87,676	55,157	92,602
Income tax expense	33,518	31,142	28,180	19,193	32,311
Net income	$65,218	$60,661	$59,496	$35,964	$60,291

Per common share:
Basic earnings	$.95	$.88	$.86	$.51	$.85
Diluted earnings	$.94	$.88	$.86	$.51	$.85
Dividends declared	$.375	$.375	$.325	$.325	$.325

FINANCIAL RATIOS:
Return on average assets (1)	2.20%	2.11%	2.13%	1.24%	2.04%
Return on average common equity (1)	27.68	25.90	26.18	15.77	25.17
Net interest margin (1)	4.53	4.52	4.68	4.57	4.45
Net charge-offs as a percentage of average loans and leases (1)	.10	.02	.30	.08	.16
Average total equity to average assets	7.95	8.13	8.13	7.89	8.11

(1)  Annualized.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Six Months Ended June 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields and Rates (2)	Average Balance	Interest (1)	Average Yields and Rates (2)
Assets:
Investments	$149,681	$1,668	2.24%	$120,939	$2,582	4.30%
Securities available for sale (3)	1,533,034	40,745	5.32	2,185,840	61,247	5.60
Loans held for sale	372,215	6,181	3.34	511,400	11,014	4.34
Loans and leases:
Consumer	3,805,128	114,715	6.06	3,125,941	104,874	6.77
Commercial real estate	1,963,996	53,221	5.45	1,848,090	55,919	6.10
Commercial business	428,213	8,699	4.09	453,104	9,856	4.39
Leasing and equipment finance	1,240,112	43,478	7.01	1,050,325	40,665	7.74
Subtotal	7,437,449	220,113	5.95	6,477,460	211,314	6.57
Residential real estate	1,158,248	33,301	5.76	1,582,809	49,961	6.32
Total loans and leases (4)	8,595,697	253,414	5.92	8,060,269	261,275	6.52
Total interest-earning assets	10,650,627	302,008	5.69	10,878,448	336,118	6.21
Other assets (5)	1,040,334			1,067,955
Total assets	$11,690,961			$11,946,403

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits	$2,334,830			$2,170,132
Interest-bearing deposits:
Checking	1,257,645	1,107.18		1,025,221	517.10
Savings	1,823,677	3,313.37		1,861,263	5,927.64
Money market	816,090	1,495.37		891,882	2,733.62
Subtotal	3,897,412	5,915.31		3,778,366	9,177.49
Certificates of deposit	1,523,881	14,098	1.86	1,863,092	24,812	2.69
Total interest-bearing deposits	5,421,293	20,013.74		5,641,458	33,989	1.21
Total deposits	7,756,123	20,013.52		7,811,590	33,989.88
Borrowings:
Short-term borrowings	702,707	4,465	1.28	706,035	4,589	1.31
Long-term borrowings	1,914,870	36,618	3.90	2,021,478	55,364	5.56
Total borrowings	2,617,577	41,083	3.19	2,727,513	59,953	4.46
Total interest-bearing liabilities	8,038,870	61,096	1.52	8,368,971	93,942	2.25
Total deposits and borrowings	10,373,700	61,096	1.19	10,539,103	93,942	1.80
Other liabilities (5)	378,465			442,070
Total liabilities	10,752,165			10,981,173
Stockholders’ equity (5)	938,796			965,230
Total liabilities and stockholders’ equity	$11,690,961			$11,946,403

Net interest income and margin		$240,912	4.52%		$242,176	4.45%

(1)   Tax-exempt income was not significant and thus has not been presented on a tax equivalent basis. Tax-exempt income of $277,000 and $264,000 was recognized during the six months ended June 30, 2004 and 2003, respectively.

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

In April 2004, TCF was served with a complaint in the United States District Court, District of Minnesota, by John Matthew Saxe, individually and on behalf of other similarly situated employees.  The plaintiff, a former consumer loan officer for TCF National Bank, alleges that he and other consumer lender employees were not paid overtime compensation in violation of the Federal Fair Labor Standards Act and the Minnesota Fair Labor Standards Act, and seeks as damages unpaid back wages, an additional amount equal to unpaid back wages as liquidated damages, costs and attorneys’ fees.  TCF has filed an answer to the complaint denying that the plaintiff or any similarly situated employee is entitled to any relief or that the plaintiff is similarly situated to other employees.  Discovery in this case is pending.

Item 2. Changes in Securities.

The following table summarizes share repurchase activity for the quarter ended June 30, 2004:

	Shares Repurchased		Share Repurchase Authorizations (1)
(Dollars in thousands)	Number	Average Price Per Share	October 22, 2001	July 21, 2003

Balance, March 31, 2004			130,426	3,574,984
April 2004	150,000	$49.69	(130,426)	(19,574)
May 2004	—	—	—	—
June 2004	590,000	55.51	—	(590,000)
Balance, June 30, 2004	740,000	$54.33	—	2,965,410

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 28, 2004, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of March 1, 2004 in connection with the matters indicated below.  Following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter:

	Vote
	For	Against or Withheld	Abstain	Broker Nonvote

1. Election of four Directors:
Luella G. Goldberg	58,788,366	1,844,301	—	—
George G. Johnson	59,966,929	665,738	—	—
Lynn A. Nagorske	59,835,449	797,218	—	—
Ralph Strangis	59,722,393	910,274	—	—

2. Re-approve the TCF Performance-Based Compensation Policy for Covered Executive Officers	57,271,998	3,114,101	246,568	—

3. Renew the TCF Incentive Stock Program for an additional ten years	46,196,289	4,763,938	243,287	9,429,153

4. Re-approve the Performance-Based Goals and Limits of the TCF Incentive Stock Program	56,721,951	3,675,556	235,160	—

5. Advisory vote on the appointment of KPMG LLP as Public accountants for the fiscal year ending December 31, 2004	59,636,484	859,490	136,693	—

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

See Index to Exhibits on page 49 of this report.

(b)	Reports on Form 8-K.

A Current Report of Form 8-K, dated April 15, 2004, was submitted furnishing a press release dated April 15, 2004 announcing results of operations for the quarter ended March 31, 2004, under Item 12, filed under Item 7 of Form 8-K.

A Current Report on Form 8-K, dated April 28, 2004, was submitted furnishing certain investor presentation materials under Item 12, filed under Item 7 and 9 Form 8-K.

A Current Report on Form 8-K, dated June 8, 2004, was submitted announcing issuance of $75 million of subordinated notes by TCF National Bank under Item 5, filed under Item 7 of Form 8-K.

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

Dated: July 29, 2004

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(b)

TCF Financial 1995 Incentive Stock Program, as amended October 1, 1995 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]; as amended October 22, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended on January 24, 2000 and approved by shareholders of TCF Financial Corporation at the Annual Meeting on May 10, 2000 [incorporated by reference from TCF Financial Corporation’s Proxy Statement filed March 31, 2000]; as further amended on January 22, 2001 [incorporated by reference to Exhibit 10(b) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, No. 001-10253]; as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(b) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No.001-10253]; as amended and restated on March 5, 2004, and approved by Shareholders of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix B to TCF Financial Corporation’s Definitive Proxy Statement filed with the SEC on March 17, 2004]

10(j)*

Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended effective September 30, 1998 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended by amendment adopted January 24, 2000 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; as further amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No.001-10253] ; and as amended by amendment effective as of January 20, 2003 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, No. 001-10253]; and as amended by amendment effective as of May 30, 2003 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]; and as amended by amendment effective as of July 1, 2004

10(p)

1996 Performance-Based Incentive Policy [incorporated by reference to Policy filed with registrant’s definitive proxy statement dated March 22, 1996, No. 001-10253]; Incentive Compensation 1997 Plan [incorporated by reference to Plan filed with registrant’s definitive proxy statement dated March 17, 1997, No. 001-10253]; 1999 Performance-Based Incentive Policy (approved by shareholders at the Annual Meeting on May 11, 1999) [incorporated by reference to Exhibit 10(s) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 001-10253]; and as amended by amendment adopted January 24, 2000 and approved by shareholders of TCF Financial Corporation at its Annual Meeting on May 10, 2000 [incorporated by reference from TCF Financial Corporation’s Proxy Statement filed March 31, 2000]; as amended and restated effective January 1, 2004, and approved by Shareholders of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix A to TCF Financial Corporation’s Definitive Proxy Statement filed with the SEC on March 17, 2004]

31*	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32*	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

*  Filed herein