Form 10-Q
period 2004-09-30
TCF FINANCIAL CORP
filed 2004-11-01
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended
September 30, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2004
Common Stock, $.01 par value	138,759,148 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information		Pages

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	5

	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	49

Supplementary Information		50

Part II. Other Information

Items 1-6		52

Signatures		54

Index to Exhibits		55

PART 1 - FINANCIAL STATEMENTS

ITEM 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At September 30, 2004	At December 31, 2003
ASSETS

Cash and due from banks	$354,651	$370,054
Investments	92,177	75,223
Securities available for sale	1,330,708	1,533,288
Loans held for sale	330,647	335,372
Loans and leases:
Consumer	4,222,025	3,630,341
Commercial real estate	2,031,031	1,916,701
Commercial business	444,632	427,696
Leasing and equipment finance	1,328,116	1,160,397
Subtotal	8,025,804	7,135,135
Residential real estate	1,047,079	1,212,643
Total loans and leases	9,072,883	8,347,778
Allowance for loan and lease losses	(78,976)	(76,619)
Net loans and leases	8,993,907	8,271,159
Premises and equipment	316,833	282,193
Goodwill	152,599	145,462
Deposit base intangibles	4,660	5,907
Mortgage servicing rights	51,474	52,036
Other assets	370,293	248,321
	$11,997,949	$11,319,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Checking	$3,692,132	$3,248,412
Savings	1,924,481	1,905,923
Money market	707,046	845,291
Subtotal	6,323,659	5,999,626
Certificates of deposit	1,471,164	1,612,123
Total deposits	7,794,823	7,611,749
Short-term borrowings	845,499	878,412
Long-term borrowings	2,057,608	1,536,413
Total borrowings	2,903,107	2,414,825
Accrued expenses and other liabilities	334,753	371,583
Total liabilities	11,032,683	10,398,157
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 560,000,000 shares authorized; 184,964,602 and 185,026,710 shares issued	1,850	925
Additional paid-in capital	517,537	518,878
Retained earnings, subject to certain restrictions	1,344,036	1,234,804
Accumulated other comprehensive income	1,471	5,652
Treasury stock at cost, 46,200,454 and 44,074,050 shares, and other	(899,628)	(839,401)
Total stockholders’ equity	965,266	920,858
	$11,997,949	$11,319,015

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans and leases	$133,295	$126,854	$386,709	$388,129
Securities available for sale	20,414	22,579	61,159	83,826
Loans held for sale	2,931	5,905	9,112	16,919
Investments	773	1,144	2,441	3,726
Total interest income	157,413	156,482	459,421	492,600
Interest expense:
Deposits	10,318	11,816	30,331	45,805
Borrowings	22,605	24,789	63,688	84,742
Total interest expense	32,923	36,605	94,019	130,547
Net interest income	124,490	119,877	365,402	362,053
Provision for credit losses	2,644	2,658	6,874	8,495
Net interest income after provision for credit losses	121,846	117,219	358,528	353,558
Non-interest income:
Fees and service charges	71,353	65,757	204,128	182,970
Card revenue	16,339	12,923	45,854	40,922
ATM revenue	11,474	11,566	32,609	33,223
Investments and insurance commissions	3,057	3,584	9,949	10,864
Subtotal	102,223	93,830	292,540	267,979
Leasing and equipment finance	6,864	10,652	29,276	35,716
Mortgage banking	4,131	11,304	12,376	6,146
Other	2,585	2,303	6,657	6,086
Fees and other revenue	115,803	118,089	340,849	315,927
Gains on sales of securities available for sale	3,679	—	16,396	32,832
Gains (losses) on termination of debt	—	(37,769)	—	(44,345)
Gain on sale of loan servicing	—	—	706	—
Other non-interest income	3,679	(37,769)	17,102	(11,513)
Total non-interest income	119,482	80,320	357,951	304,414
Non-interest expense:
Compensation and employee benefits	78,010	75,646	236,486	226,052
Occupancy and equipment	23,673	22,309	70,560	65,439
Advertising and promotions	7,377	6,536	19,785	19,332
Other	38,866	37,891	105,707	107,042
Total non-interest expense	147,926	142,382	432,538	417,865
Income before income tax expense	93,402	55,157	283,941	240,107
Income tax expense	31,690	19,193	96,350	83,725
Net income	$61,712	$35,964	$187,591	$156,382

Earnings per common share:
Basic	$.45	$.26	$1.37	$1.10
Diluted	$.45	$.26	$1.36	$1.10

Dividends declared per common share	$.1875	$.1625	$.5625	$.4875

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$187,591	$156,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,294	29,214
Mortgage servicing rights amortization and impairment	8,725	43,793
Provision for credit losses	6,874	8,495
Proceeds from sales of loans held for sale	812,638	2,558,450
Principal collected on loans held for sale	7,071	7,118
Originations and purchases of loans held for sale	(815,659)	(2,523,143)
Net increase in other assets and accrued expenses and other liabilities	(1,133)	(12,752)
Gains on sales of assets	(17,102)	(32,832)
Losses on termination of debt	—	44,345
Other, net	(4,006)	(8,254)

Total adjustments	25,702	114,434

Net cash provided by operating activities	213,293	270,816

Cash flows from investing activities:
Principal collected on loans and leases	2,823,395	3,391,172
Originations and purchases of loans	(3,055,828)	(3,060,312)
Purchase of lease financing receivables	—	(58,706)
Purchases of equipment for lease financing	(492,742)	(367,132)
Proceeds from sales of securities available for sale	970,249	849,333
Proceeds from maturities of and principal collected on securities available for sale	287,662	772,697
Purchases of securities available for sale	(1,213,660)	(820,456)
Net (increase) decrease in Federal Home Loan Bank stock	(19,254)	79,029
Proceeds from sales of real estate owned	30,660	18,755
Acquisitions, net of cash acquired	(4,326)	—
Purchases of premises and equipment	(57,801)	(46,261)
Other, net	173	(17,314)

Net cash (used) provided by investing activities	(731,472)	740,805

Cash flows from financing activities:
Net increase in deposits	183,074	2,615
Net (decrease) increase in short-term borrowings	(43,765)	58,784
Proceeds from long-term borrowings	542,768	17,482
Payments on long-term borrowings	(41,664)	(944,764)
Purchases of common stock	(67,900)	(107,905)
Dividends on common stock	(78,359)	(70,173)
Other, net	8,622	5,180

Net cash provided (used) by financing activities	502,776	(1,038,781)

Net decrease in cash and due from banks	(15,403)	(27,160)
Cash and due from banks at beginning of period	370,054	416,397
Cash and due from banks at end of period	$354,651	$389,237

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$90,359	$130,335
Income taxes	$98,341	$93,922
Transfer of loans and leases to other assets	$20,103	$21,779

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total
Balance, December 31, 2002	185,277,874	$926	$518,813	$1,111,955	$46,102	$(700,776)	$977,020
Comprehensive income (loss):
Net income	—	—	—	156,382	—	—	156,382
Other comprehensive loss	—	—	—	—	(32,717)	—	(32,717)
Comprehensive income (loss)	—	—	—	156,382	(32,717)	—	123,665
Dividends on common stock	—	—	—	(70,173)	—	—	(70,173)
Repurchase of 5,287,102 shares	—	—	—	—	—	(107,905)	(107,905)
Issuance of 198,314 shares	—	—	977	—	—	(977)	—
Cancellation of shares	(228,600)	(1)	(3,144)	—	—	2,075	(1,070)
Amortization of stock compensation	—	—	—	—	—	7,201	7,201
Exercise of stock options, 120,558 shares	—	—	1,257	—	—	1,973	3,230
Change in shares held in trust for deferred compensation plans, at cost	—	—	(298)	—	—	298	—
Balance, September 30, 2003	185,049,274	$925	$517,605	$1,198,164	$13,385	$(798,111)	$931,968

Balance, December 31, 2003	185,026,710	$925	$518,878	$1,234,804	$5,652	$(839,401)	$920,858
Comprehensive income (loss):
Net income	—	—	—	187,591	—	—	187,591
Other comprehensive loss	—	—	—	—	(4,181)	—	(4,181)
Comprehensive income (loss)	—	—	—	187,591	(4,181)	—	183,410
Dividends on common stock	—	—	—	(78,359)	—	—	(78,359)
Stock split	—	925	(925)	—	—	—	—
Repurchase of 2,414,890 shares	—	—	—	—	—	(67,900)	(67,900)
Issuance of 132,654 shares	—	—	1,400	—	—	(1,400)	—
Cancellation of shares	(62,108)	—	(1,504)	—	—	544	(960)
Amortization of stock compensation	—	—	—	—	—	3,999	3,999
Exercise of stock options, 155,832 shares	—	—	1,533	—	—	2,685	4,218
Change in shares held in trust for deferred compensation plans, at cost	—	—	(1,845)	—	—	1,845	—
Balance, September 30, 2004	184,964,602	$1,850	$517,537	$1,344,036	$1,471	$(899,628)	$965,266

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

(2)          Investments

The carrying values of investments, which approximate their fair values, consist of the following:

(In thousands)	At September 30, 2004	At December 31, 2003
Federal Home Loan Bank stock, at cost	$69,812	$50,411
Federal Reserve Bank stock, at cost	21,845	24,045
Interest-bearing deposits with banks	520	767
Total investments	$92,177	$75,223

(3)          Securities Available for Sale

Securities available for sale consist of the following:

	At September 30, 2004				At December 31, 2003
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
Federal agencies	$1,320,736	$6,164	$(3,637)	$1,323,263	$1,514,400	$13,744	$(4,677)	$1,523,467
Other	6,923	—	(228)	6,695	9,272	—	(201)	9,071
Other securities	750	—	—	750	750	—	—	750
	$1,328,409	$6,164	$(3,865)	$1,330,708	$1,524,422	$13,744	$(4,878)	$1,533,288

Weighted-average yield	5.23%				5.33%

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004.  TCF has reviewed these securities and has concluded that the unrealized losses are temporary and no impairment has occurred at September 30, 2004.

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities:
Federal agencies	$367,597	$(2,070)	$83,431	$(1,567)	$451,028	$(3,637)
Other	—	—	5,477	(228)	5,477	(228)
Total	$367,597	$(2,070)	$88,908	$(1,795)	$456,505	$(3,865)

(4)          Goodwill and Intangible Assets

Goodwill and intangible assets as of September 30, 2004 are summarized as follows:

	At September 30, 2004			At December 31, 2003
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Amortizable intangible assets:
Mortgage servicing rights, net	$85,356	$33,882	$51,474	$76,306	$24,270	$52,036
Deposit base intangibles	21,180	16,520	4,660	21,180	15,273	5,907
Total	$106,536	$50,402	$56,134	$97,486	$39,543	$57,943

Unamortizable intangible assets:
Goodwill included in Banking Segment	$145,462		$145,462	$145,462		$145,462
Goodwill included in Leasing Segment	7,137		7,137	—		—
Total	$152,599		$152,599	$145,462		$145,462

Amortization expense for intangible assets was $11 million and $21.5 million for the nine months ended September 30, 2004 and 2003, respectively.  The following table shows the estimated future amortization expense for amortized intangible assets based on existing asset balances and the interest rate environment as of September 30, 2004.  The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

(In thousands)	Mortgage Servicing Rights	Deposit Base Intangibles	Total

Estimated Amortization Expense:
For the remaining three months ending December 31, 2004	$3,078	$416	$3,494

For the year ended December 31, 2005	10,828	1,659	12,487
For the year ended December 31, 2006	9,024	1,630	10,654
For the year ended December 31, 2007	7,201	955	8,156
For the year ended December 31, 2008	5,725	—	5,725
For the year ended December 31, 2009	4,569	—	4,569

(5)          Mortgage Banking

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003

Mortgage servicing rights at beginning of period	$53,290	$47,725	$54,036	$71,990
Wholesale originations	818	7,300	4,021	19,041
Retail originations	1,174	4,587	4,142	11,227
Amortization	(2,808)	(4,147)	(9,725)	(20,293)
Impairment write-down	—	—	—	(26,500)
Mortgage servicing rights at end of period	52,474	55,465	52,474	55,465
Valuation allowance at beginning of period	(2,000)	(6,346)	(2,000)	(9,346)
Provision for (impairment) recovery	1,000	—	1,000	(23,500)
Impairment write-down	—	—	—	26,500
Valuation allowance at end of period	(1,000)	(6,346)	(1,000)	(6,346)
Mortgage servicing rights, net	$51,474	$49,119	$51,474	$49,119

The estimated fair value of mortgage servicing rights included at September 30, 2004 was approximately $57.8 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved. Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

The following table represents the components of mortgage banking revenue:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2004	2003	$	%	2004	2003	$	%

Servicing income	$4,215	$4,946	$(731)	(14.8)%	$13,179	$15,742	$(2,563)	(16.3)%
Less mortgage servicing:
Amortization	2,807	4,147	(1,340)	(32.3)	9,725	20,293	(10,568)	(52.1)
Impairment (recovery)	(1,000)	—	(1,000)	N.M.	(1,000)	23,500	(24,500)	N.M.
Subtotal	1,807	4,147	(2,340)	(56.4)	8,725	43,793	(35,068)	(80.1)
Net servicing income (loss)	2,408	799	1,609	N.M.	4,454	(28,051)	32,505	N.M.
Gains on sales of loans	1,442	9,524	(8,082)	(84.9)	6,746	31,113	(24,367)	(78.3)
Other income	281	981	(700)	(71.4)	1,176	3,084	(1,908)	(61.9)
Total mortgage banking revenue	$4,131	$11,304	$(7,173)	(63.5)	$12,376	$6,146	$6,230	101.4

N.M. Not meaningful

Gains on sales of loans include the changes in fair value of residential mortgage loans held for sale, loan applications in process with locked rate commitments and related forward sales contracts.  The net unrealized gains related to these items are summarized as follows:

	At	At
	September 30,	December 31,	Change
(Dollars in thousands)	2004	2003	$	%
Unrealized Gains (Losses):
Residential loans held for sale	$575	$1,092	$(517)	(47.3)%
Loan applications in process	40	195	(155)	(79.5)
Subtotal	615	1,287	(672)	(52.2)
Forward sales contracts	(708)	(1,105)	397	35.9
Net unrealized (losses) gains	$(93)	$182	$(275)	N.M.

N.M. Not meaningful

At September 30, 2004 and 2003, TCF was servicing real estate loans for others with aggregate unpaid principal balances of approximately $4.7 billion and $5.2 billion, respectively. At September 30, 2004 and 2003, TCF had custodial funds of $116.2 million and $201.9 million, respectively, which are included in deposits in the Consolidated Statements of Financial Condition. These custodial deposits relate primarily to mortgage servicing operations and represent funds due to investors on mortgage loans serviced by TCF and customer funds held for real estate taxes and insurance.  The decline in custodial balances is the result of a decline in refinance activity during the past twelve months.

(6)          Long-term Borrowings

		At September 30, 2004		At December 31, 2003
(Dollars in thousands)	Year of Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

Federal Home Loan Bank (“FHLB”) advances and securities sold under repurchase agreements	2004	$—	—%	$3,000	4.76%
	2005	1,191,500	3.04	741,500	3.82
	2006	303,000	4.45	303,000	4.20
	2009	122,500	5.25	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
Total Federal Home Loan Bank advances and securities sold under repurchase agreements		1,917,000	3.75	1,470,000	4.31

Discounted lease rentals	2004	11,952	5.82	43,607	6.24
	2005	29,410	5.67	18,097	5.68
	2006	12,857	5.70	4,134	5.55
	2007	2,822	5.89	522	5.30
	2008	546	5.99	53	5.54
	2009	51	6.45	—	—
Total discounted lease rentals		57,638	5.72	66,413	6.04

Subordinated bank notes	2014	74,170	5.27	—	—

Other borrowings	2005	2,200	4.50	—	—
	2006	2,200	4.50	—	—
	2007	2,200	4.50	—	—
	2008	2,200	4.50	—	—
Total other borrowings		8,800	4.50	—	—

Total long-term borrowings		$2,057,608	3.86	$1,536,413	4.38

Included in long-term borrowings at September 30, 2004 were $767.5 million of fixed-rate FHLB advances and repurchase agreements with other institutions, which are callable at par on certain anniversary dates and, for most, quarterly thereafter until maturity.  If called, replacement funding will be provided by the counterparties at the then-prevailing market interest rates.  The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period.  At September 30, 2004, the contract rate exceeded the market rate on all of the fixed-rate callable advances and repurchase agreements.

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

During the second quarter of 2004, TCF National Bank (“TCF Bank”), a wholly-owned subsidiary of TCF, issued $75 million of subordinated notes due 2014.  The notes bear interest at a fixed rate of 5.00% for the first five years and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.63%.  The notes may be redeemed by TCF Bank at par after five years.  These notes qualify as Tier 2 or supplemental capital for regulatory purposes, subject to certain limitations.  TCF Bank paid the proceeds from the offering to TCF to be used for general corporate purposes, which may include repurchases in the open market of TCF common stock.

(7)          Stockholders’ Equity

During the third quarter of 2004, TCF announced and completed a two-for-one stock split of its common stock in the form of a 100% stock dividend.  The stock split resulted in an increase in issued common stock of 92,485,601 shares and was accounted for by a transfer of $925 thousand to common stock from additional paid-in capital.  All prior period common shares and per share disclosures have been restated to reflect the split.

Treasury stock and other consists of the following:

(In thousands)	At September 30, 2004	At December 31, 2003

Treasury stock, at cost	$(814,504)	$(751,586)
Shares held in trust for deferred compensation plans, at cost	(69,258)	(71,103)
Unamortized stock compensation	(15,866)	(16,712)
	$(899,628)	$(839,401)

TCF purchased 2.4 million shares of its common stock during the first nine months of 2004, compared with 5.3 million shares for the same 2003 period.  At September 30, 2004, TCF had 5 million shares remaining in its stock repurchase program authorized by the Board of Directors.

(8)          Regulatory Capital Requirements

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

	Actual		Well-capitalized Capital Requirement		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004:
Tier 1 leverage capital
TCF Financial Corporation	N/A	—%	N/A	—%	N/A	—%
TCF National Bank	$769,816	6.46	$595,546	5.00	$174,270	1.46

Tier 1 risk-based capital
TCF Financial Corporation	807,549	9.43	513,850	6.00	293,699	3.43
TCF National Bank	769,816	9.01	512,774	6.00	257,042	3.01

Total risk-based capital
TCF Financial Corporation	961,539	11.23	856,416	10.00	105,123	1.23
TCF National Bank	923,806	10.81	854,623	10.00	69,183	0.81

As of December 31, 2003:
Tier 1 leverage capital
TCF Financial Corporation	N/A	—%	N/A	—%	N/A	—%
TCF National Bank	$754,599	6.83	$552,748	5.00	$201,851	1.83

Tier 1 risk-based capital
TCF Financial Corporation	765,271	9.75	470,737	6.00	294,534	3.75
TCF National Bank	754,599	9.64	469,715	6.00	284,884	3.64

Total risk-based capital
TCF Financial Corporation	841,982	10.73	784,562	10.00	57,420	0.73
TCF National Bank	831,310	10.62	782,858	10.00	48,452	0.62

At September 30, 2004, TCF and TCF National Bank (“TCF Bank”) exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(9)          Employee Benefit Plans

The following table sets forth the net benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and nine months ended September 30, 2004 and 2003:

	Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Service cost	$1,158	$987	$3,474	$2,961
Interest cost	791	737	2,373	2,211
Expected return on plan assets	(1,489)	(1,593)	(4,467)	(4,779)
Amortization of prior service cost	(58)	(90)	(174)	(270)
Net periodic benefit cost	$402	$41	$1,206	$123

	Postretirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Service cost	$13	$15	$40	$45
Interest cost	164	185	507	555
Amortization of transition obligation	53	52	158	156
Recognized actuarial loss	49	57	166	171
Net periodic benefit cost	$279	$309	$871	$927

During the second quarter of 2004, TCF contributed $2.6 million to the Pension Plan under the maximum contribution formula for 2003. TCF does not anticipate making any additional contributions in 2004 to the Pension Plan.  During the third quarter and first nine months of 2004, TCF paid $250 thousand and $790 thousand, respectively, to the Postretirement Plan.

In the second quarter of 2004, TCF re-measured its postretirement benefit obligation as of December 31, 2003 to include the effects of the federal subsidy provided under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  As a result of this remeasurement, TCF’s postretirement benefit obligation decreased $989 thousand and the postretirement benefit cost decreased $34 thousand and $69 thousand for the third quarter and first nine months of 2004, respectively.

(10) Derivative Instruments and Hedging Activities

All derivative instruments, including derivatives embedded in other financial instruments or contracts, are recognized as either assets or liabilities in the Consolidated Statements of Financial Condition at fair value.  Changes in the fair value of a derivative are recorded in the Consolidated Statements of Income.

TCF’s pipeline of locked residential mortgage loan commitments, adjusted for loans not expected to close, and forward sales contracts are considered derivatives and are recorded at fair value, with the changes in fair value recognized in gains on sales of loans under mortgage banking revenue in the Consolidated Statements of Income.  TCF utilizes forward sales contracts to hedge its risk of changes in the fair value, due to changes in interest rates, of both locked residential mortgage loan commitments and its residential loans held for sale.  Residential mortgage loans held for sale are carried at the lower of cost or market as adjusted for the effects of fair value hedges using quoted market prices.  Because the fair value of the residential loans held for sale is hedged with forward sales contracts of the same loan types, or substantially the same loan types, the hedges are highly effective at managing the risk of changing fair values of such loans.  Any differences between the changes in fair value of the hedged residential loans held for sale and in the fair value of the forward sales contracts are not expected to be and were not material due to the nature of the hedging instruments and were recorded in gains on sales of loans.  Forward mortgage loan sales commitments totaled $62 million at September 30, 2004 and $149.1 million at December 31, 2003.

(11) Business Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Three Months Ended September 30, 2004

Revenues from external customers:
Interest income	$133,537	$22,855	$1,021	$—	$—	$157,413
Non-interest income	108,482	6,863	4,132	5	—	119,482
Total	$242,019	$29,718	$5,153	$5	$—	$276,895

Net interest income	$108,130	$14,387	$1,813	$(202)	$362	$124,490
Provision for credit losses	747	1,897	—	—	—	2,644
Non-interest income	108,482	6,863	4,494	23,257	(23,614)	119,482
Non-interest expense	132,613	10,253	7,649	20,663	(23,252)	147,926
Income tax expense (benefit)	28,435	3,050	(474)	679	—	31,690
Net income (loss)	$54,817	$6,050	$(868)	$1,713	$—	$61,712

Total assets	$11,552,874	$1,395,196	$122,764	$117,601	$(1,190,486)	$11,997,949

At or For the Three Months Ended September 30, 2003

Revenues from external customers:
Interest income	$130,955	$20,929	$4,598	$—	$—	$156,482
Non-interest income	58,347	10,652	11,312	9	—	80,320
Total	$189,302	$31,581	$15,910	$9	$—	$236,802

Net interest income	$101,176	$11,966	$6,859	$(250)	$126	$119,877
Provision for credit losses	501	2,157	—	—	—	2,658
Non-interest income	58,347	10,652	11,439	20,516	(20,634)	80,320
Non-interest expense	122,640	10,690	9,328	20,232	(20,508)	142,382
Income tax expense (benefit)	12,660	3,556	3,171	(194)	—	19,193
Net income	$23,722	$6,215	$5,799	$228	$—	$35,964

Total assets	$10,833,360	$1,187,759	$257,770	$106,125	$(1,131,108)	$11,253,906

(In thousands)	Banking	Leasing and Equipment Finance	Mortgage Banking	Other	Eliminations and Reclassifications	Consolidated
At or For the Nine Months Ended September 30, 2004

Revenues from external customers:
Interest income	$389,379	$66,333	$3,709	$—	$—	$459,421
Non-interest income	315,200	29,649	13,082	20	—	357,951
Total	$704,579	$95,982	$16,791	$20	$—	$817,372

Net interest income	$317,086	$41,055	$6,881	$(625)	$1,005	$365,402
Provision for credit losses	2,067	4,807	—	—	—	6,874
Non-interest income	315,200	29,649	14,087	72,228	(73,213)	357,951
Non-interest expense	384,257	30,739	21,814	67,936	(72,208)	432,538
Income tax expense (benefit)	83,865	12,344	(300)	441	—	96,350
Net income (loss)	$162,097	$22,814	$(546)	$3,226	$—	$187,591

At or For the Nine Months Ended September 30, 2003

Revenues from external customers:
Interest income	$418,855	$61,594	$12,151	$—	$—	$492,600
Non-interest income	262,179	35,716	6,188	331	—	304,414
Total	$681,034	$97,310	$18,339	$331	$—	$797,014

Net interest income	$310,419	$33,557	$18,772	$(810)	$115	$362,053
Provision for credit losses	2,236	6,259	—	—	—	8,495
Non-interest income	262,179	35,716	6,303	68,143	(67,927)	304,414
Non-interest expense	366,926	30,391	22,982	65,378	(67,812)	417,865
Income tax expense	70,597	12,026	741	361	—	83,725
Net income	$132,839	$20,597	$1,352	$1,594	$—	$156,382

(12) Earnings Per Common Share

During the third quarter of 2004, TCF announced and completed a two-for-one stock split of its common stock in the form of a 100% stock dividend.  As a result of the two-for-one stock split, all prior period share and per share data have been restated.

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share data)	2004	2003	2004	2003

Basic Earnings Per Common Share

Net income	$61,712	$35,964	$187,591	$156,382

Weighted average shares outstanding	139,245,241	142,922,156	140,265,853	144,857,068
Unvested restricted stock grants (1)	(3,060,964)	(3,026,208)	(3,042,655)	(3,025,118)
Weighted average common shares outstanding for basic earnings per common share	136,184,277	139,895,948	137,223,198	141,831,950

Basic earnings per common share	$.45	$.26	$1.37	$1.10

Diluted Earnings Per Common Share

Net income	$61,712	$35,964	$187,591	$156,382

Weighted average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted average common shares outstanding used in basic earnings per common share calculation	136,184,277	139,895,948	137,223,198	141,831,950
Net dilutive effect of:
Stock option grants	186,342	188,734	183,407	179,256
Restricted stock grants (1)	473,056	365,560	435,127	337,100
	136,843,675	140,450,242	137,841,732	142,348,306

Diluted earnings per common share	$.45	$.26	$1.36	$1.10

(1)          At September 30, 2004 and 2003, there were 2,142,246 shares of performance-based restricted stock granted to certain executive officers which will vest only if certain earnings per share goals are achieved by 2008. Failure to achieve the goals will result in all or a portion of the shares being forfeited.In accordance with SFAS No. 128, “Earnings per Share,” these shares have been deducted from weighted average shares outstanding used for the computation of basic and diluted earnings per common share as all necessary conditions for inclusion have not been satisfied. The remaining unvested restricted stock grants vest over specified time periods, and are included in the computation of diluted earnings per common share in accordance with the treasury stock method prescribed in SFAS No. 128.

(13) Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale.  The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Net income	$61,712	$35,964	$187,591	$156,382

Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) arising during the period on securities available for sale	28,889	(31,331)	9,829	(18,488)

Reclassification adjustment for gains included in net income	(3,679)	—	(16,396)	(32,832)

Income tax expense (benefit)	9,076	(11,357)	(2,386)	(18,603)

Total other comprehensive income (loss), net of tax	16,134	(19,974)	(4,181)	(32,717)

Comprehensive income	$77,846	$15,990	$183,410	$123,665

(14) Other Expense

Other expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Deposit account losses	$7,465	$5,593	$16,993	$13,374
Postage and courier	3,522	3,622	10,640	10,865
Telecommunications	3,095	2,987	9,292	9,478
Card processing	2,895	2,950	8,112	8,405
ATM processing	2,471	2,519	6,950	7,225
Office supplies	2,382	2,123	7,176	6,879
Federal deposit insurance and OCC assessments	679	697	2,010	2,113
Deposit based intangible amortization	416	417	1,247	1,250
Mortgage servicing liquidation expense	282	1,549	1,164	3,827
Other	15,659	15,434	42,123	43,626

Total other expense	$38,866	$37,891	$105,707	$107,042

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. –  Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF is a national financial holding company located in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank, is headquartered in Minnesota and had 419 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana at September 30, 2004.

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

At September 30, 2004, 246, or 58.7%, of TCF’s 419 branches were opened since January 1, 1998 and consist of 193 supermarket branches and 53 traditional branches.  Opening new branches is an integral part of TCF’s growth strategy for generating new deposit accounts and the related revenue that is associated with the accounts and other products.  New branches typically produce net losses during the first 24-36 months of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s profitability.  TCF’s growth in checking accounts is primarily occurring in new branches with growth in older, mature branches being slower.  The success of TCF’s branch expansion is dependent on the continued long-term success and viability of branch banking.  Success in supermarket branches is also dependent on the success and viability of the supermarket branch locations.  Economic slowdowns, financial or labor difficulties and competitive pressures may have an adverse impact on the supermarket industry and therefore reduce customer activity in TCF’s supermarket branches.  TCF is subject to the risk, among others, that its license for supermarket branches will terminate in connection with the sale or closure of a store by a supermarket chain.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases.  Commercial loans are generally made on local properties or to local customers.  TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties.  The leasing and equipment finance businesses consist of Winthrop Resources Corporation (“Winthrop”), a leasing company that primarily leases technology and data processing equipment, TCF Leasing, Inc. (“TCF Leasing”), a general leasing and equipment finance business and VGM Leasing, Inc. (“VGM”), a wholly-owned subsidiary of TCF Leasing, acquired in March 2004, specializing in home medical equipment financing.  TCF’s leasing and equipment finance businesses operate in all 50 states.

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

Net interest income, the difference between interest income earned on loans and leases and on investments and interest expense paid on deposits and short-term and long-term borrowings, represents 50.5% of TCF’s total revenue. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest rate risk monitoring and management policies.  See “Market Risk – Interest-Rate Risk” for further discussion of TCF’s interest rate risk position.

The Company’s VISA® debit card program has grown significantly since its inception in 1996.  TCF is one of the largest issuers of VISA Classic debit cards in the United States.  TCF earns interchange revenue from customer debit card transactions.  During the third quarter of 2004, 87.8% of TCF’s debit card sales volume was generated from off-line (signature-based) transactions.  The average interchange rate on these off-line transactions increased from 1.35% for the third quarter of 2003 to 1.45% for the third quarter of 2004.  The increase in the average off-line interchange rate was the result of VISA USA establishing new interchange rates which took effect in February 2004, and these rates were higher than the rates which were established by VISA in August of 2003, as part of the settlement of class action lawsuits.  Class action litigation brought by certain merchants who chose not to participate in this settlement remains pending.  In October 2004, the United States Supreme Court decided not to hear an appeal of a ruling that VISA and MasterCard may not bar member banks from issuing cards on rival networks.  Rival card networks, such as Discover and American Express, have brought or are considering bringing private legal action against VISA and MasterCard.  VISA is a defendant in several other legal actions.  The ultimate impact of any such litigation cannot be predicted at this time.  The continued success of TCF’s debit card program is dependent on the success and viability of VISA and the continued use by customers and acceptance by merchants of its debit cards.

TCF’s mortgage banking business originates residential mortgage loans and sells them to investors, primarily retaining the servicing rights and related servicing revenue.  Generally accepted accounting principles require TCF to record the value of the servicing rights on the balance sheet at the time the loans are sold.  Capitalized servicing rights are amortized based on the expected pattern and life of related servicing revenues and are also evaluated quarterly for impairment.  As interest rates fall, there is a higher probability of prepayment as the customer can generally refinance the loan with relative ease.  In addition, as property values increase, customers’ home equity increases, enabling customers to engage in “cash-out” refinance transactions where the customer refinances an existing mortgage into a higher balance loan in order to draw out the increased home equity. During the third quarter of 2004, TCF announced a restructuring of its mortgage origination businesses and ceased wholesale originations.  The retail origination function will be downsized and integrated with TCF’s consumer lending business by year-end.  In late 2004, TCF will cease selling new originations to investors and will retain all new loans.  TCF continues to service mortgage loans for investors.  TCF does not utilize derivatives to manage the impairment risk in its capitalized mortgage servicing rights.

The following portions of the Management’s Discussion and Analysis focus in more detail on the results of operations for the three and nine months ended September 30, 2004 and 2003 and on information about TCF’s balance sheet, credit quality, liquidity and funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 45 cents and $1.36 for the third quarter and first nine months of 2004, respectively, compared with 26 cents and $1.10 for the same periods of 2003.  Net income was $61.7 million and $187.6 million for the third quarter and first nine months of 2004, respectively, compared with $36 million and $156.4 million for the same 2003 periods.  Net income for the third quarter and first nine months of 2003, included $24.6 million after-tax, and $28.9 million after-tax, respectively, of losses on termination of debt.  There were no debt terminations in 2004.  For the third quarter and first nine months of 2004, returns on average assets were 2.06% and 2.12%, respectively, compared with 1.24% and 1.76% for the same 2003 periods, and returns on average common equity were 25.96% and 26.56%, respectively, up from 15.77% and 22.04% for the same 2003 periods.

Operating Segment Results

BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending, residential lending and treasury services, reported net income of $54.8 million and $162.1 million for the third quarter and first nine months of 2004, respectively, compared with $23.7 million and $132.8 million for the same 2003 periods.  Banking net interest income for the third quarter and first nine months of 2004 was $108.1 million and $317.1 million, respectively, compared with $101.2 million and $310.4 million for the same 2003 periods.  The provision for credit losses totaled $747 thousand and $2.1 million for the third quarter and first nine months of 2004, respectively, compared with $501 thousand and $2.2 million for the same 2003 periods.  Non-interest income totaled $108.5 million and $315.2 million for the third quarter and first nine months of 2004, respectively, compared with $58.3 million and $262.2 million for the same 2003 periods.  During the third quarter of 2004, TCF sold mortgage-backed securities and realized gains of $3.7 million, compared with no sales or gains during the third quarter of 2003.  During the first nine months of 2004, TCF sold mortgage-backed securities and realized gains of $16.4 million, compared with $32.8 million for the same period of 2003.  During the third quarter and first nine months of 2003, TCF prepaid $804 million and $954 million, respectively, of Federal Home Loan Bank (“FHLB”) advances and recorded losses on termination of debt of $37.8 million and $44.3 million, respectively.  There were no debt terminations during 2004.  See “Results of Operations – Consolidated Net Interest Income” for further discussion of the sales of mortgage-backed securities.  In addition to the gains and losses discussed above, fees, service charges, card and other revenues were $104.8 million and $298.8 million for the third quarter and first nine months of 2004, respectively, up from $96.1 million and $273.7 million for the same periods of 2003.  These increases resulted from TCF’s expanding branch network and customer base, new products and services, and increased fees.  Banking non-interest expense was $132.6 million and $384.3 million for the third quarter and first nine months of 2004, respectively, compared with $122.6 million and $366.9 million for the same 2003 periods.  The increases were primarily due to costs associated with new branch expansion.

TCF had 419 branches, including 244 full service branches in supermarkets at September 30, 2004.  During the third quarter of 2004, TCF opened nine new branches, including five traditional branches and four supermarket branches and has opened 18 new branches, including 11 traditional branches, in the first nine months of 2004.  Since January 1, 1998, TCF has opened 246 new branches. TCF plans to open 14 more new branches in the remainder of 2004, consisting of ten traditional branches and four supermarket branches.  In 2005, TCF plans to open 31 new branches, consisting of 24 traditional branches and seven supermarket branches.  See “Consolidated Financial Condition Analysis – New Branch Expansion” for further information.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries Winthrop and TCF Leasing, which includes TCF Leasing’s newly acquired subsidiary VGM, provides a broad range of comprehensive lease and equipment finance products.  During the first quarter of 2004, TCF Leasing acquired VGM, a company specializing in financing of home medical equipment to dealers.  At September 30, 2004, VGM had $128.1 million in leasing and equipment finance portfolio balance. Leasing and Equipment Finance reported net income of $6.1 million for the third quarter, down from $6.2 million for the same 2003 period.  For the first nine months of 2004, Leasing and Equipment Finance net income was $22.8 million, up from $20.6 million for the first nine months of 2003.  Net interest income for the third quarter and first nine months of 2004 was $14.4 million and $41.1 million, respectively, up from $12 million and $33.6 million for the same 2003 periods.  The provision for credit losses for this operating segment totaled $1.9 million and $4.8 million for the third quarter and first nine months of 2004, respectively, compared with $2.2 million and $6.3 million for the same periods in 2003.  Non-interest income totaled $6.9 million for the third quarter of 2004, compared with $10.7 million for the third quarter of 2003.  Non-interest income for the first nine months of 2004 totaled $29.6 million, down from $35.7 million for the same 2003 period.  These declines were primarily the result of declines in sales-type and operating lease revenues in Winthrop.  Leasing and Equipment Finance revenues may fluctuate from quarter to quarter based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $10.3 million for the third quarter of 2004, down from $10.7 million for the same 2003 period.  Non-interest expense for the first nine months of 2004 was $30.7 million, up from $30.4 million for the first nine months of 2003.  Included in non-interest expenses for the first nine months of 2004 was an impairment charge of $1.6 million related to a reduction in the estimated residual value of an aircraft leveraged lease investment.

MORTGAGE BANKING activities include the origination of residential mortgage loans, generally for sale to third parties with servicing retained.  This operating segment reported a net loss of $868 thousand and $546 thousand for the third quarter and first nine months of 2004, respectively, compared with net income of $5.8 million and $1.4 million for the same 2003 periods. Non-interest income totaled $4.5 million for the third quarter of 2004, down from $11.4 million for the same 2003 period. The decrease in non-interest income in the third quarter of 2004 was primarily due to an $8.1 million decrease in gains on sales of loans as a result of the significant decrease in mortgage refinance activity as well as the above-mentioned restructuring of the mortgage banking operations in the third quarter of 2004.  Non-interest income for the first nine months of 2004 was $14.1 million, up from $6.3 million for the first nine months of 2003.  The increase in non-interest income for the first nine months of 2004 was primarily due to a decline in amortization and provision for impairment of mortgage servicing rights related to lower levels of prepayments partially offset by declines in gains on sales of loans. TCF’s mortgage banking operations funded $193.1 million and $780.3 million in loans during the third quarter and first nine months of 2004, respectively, down 80.6% and 71.3% from the same 2003 periods.   Mortgage applications in process (mortgage pipeline) decreased from $354.6 million at September 30, 2003 to $168.3 million at September 30, 2004.  The declines in both mortgage operation’s fundings and applications in process are the result of a decline in refinance activity coupled with the cessation of wholesale originations.  See Note 5 of Notes to the Consolidated Financial Statements for further discussion.  Mortgage Banking’s non-interest expense totaled $7.6 million and $21.8 million for the third quarter and first nine months of 2004, respectively, compared with $9.3 million and $23 million for the same 2003 periods.  During the third quarter of 2004, the Mortgage Banking operations recorded $1.1 million of expense related to the restructuring of its operations.

Consolidated Net Interest Income

Net interest income for the third quarter of 2004 was $124.5 million, up from $119.9 million for the third quarter of 2003 and $122.4 million for the 2004 second quarter.  Net interest income for the first nine months of 2004 was $365.4 million, up from $362.1 million for the same period in 2003.  The net interest margin for the third quarter of 2004 was 4.56%, compared with 4.57% for the same 2003 period and 4.53% for the second quarter of 2004.  The increase in net interest income from the third quarter of 2003 primarily reflects the growth in average consumer, commercial and leasing and equipment finance balances, up $1.1 billion over the third quarter of 2003, partially offset by the reductions in residential real estate loans and mortgage-backed securities (“MBS’s”), down $419.3 million from the 2003 third quarter, and mortgage loans held for sale down $244.9 million during the same period.  The decrease in average residential real estate loans and MBS’s reflects management’s decision to delay investing in long-term fixed-rate residential real estate loans and MBS’s to replace prepayments and sales of such assets during the very low interest rate environment.  The increase in net interest income and net interest margin in the third quarter from the second quarter of 2004 was primarily driven by a $268.6 million increase in average consumer, commercial and leasing and equipment finance balances coupled with the favorable impact of the increases in short-term interest rates partially offset by the reductions in residential real estate loans and MBS’s  and mortgage loans held for sale, the issuance of $75 million of subordinated debt and the impact of placing an aircraft leveraged lease on non-accrual.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004		2003		Change
	Average	Yields and	Average	Yields and	Average	Yields and
(Dollars in thousands)	Balance	Rates (1)	Balance	Rates (1)	Balance	Rates (bps)
Interest-earning Assets:
Investments	$94,910	3.25%	$89,182	5.10%	$5,728	(185)
Securities available for sale (2)	1,545,768	5.28	1,696,800	5.32	(151,032)	(4)
Loans held for sale	327,953	3.56	572,827	4.09	(244,874)	(53)
Loans and leases:
Consumer	4,099,569	6.06	3,365,816	6.42	733,753	(36)
Commercial real estate	2,012,790	5.49	1,846,204	5.73	166,586	(24)
Commercial business	440,010	4.32	452,260	4.15	(12,250)	17
Leasing and equipment finance	1,320,495	6.92	1,123,284	7.45	197,211	(53)
Subtotal	7,872,864	5.96	6,787,564	6.25	1,085,300	(29)
Residential real estate	1,076,619	5.72	1,344,921	5.97	(268,302)	(25)
Total loans and leases (3)	8,949,483	5.93	8,132,485	6.20	816,998	(27)
Total interest-earning assets	10,918,114	5.75	10,491,294	5.94	426,820	(19)
Deposits and Borrowings:
Deposits:
Checking	3,657,340.11%		3,194,438.03%		462,902	8
Savings	1,925,674.38		2,143,100.29		(217,426)	9
Money market	738,769.38		899,071.39		(160,302)	(1)
Subtotal	6,321,783.22		6,236,609.17		85,174	5
Certificates of deposit	1,458,905	1.84	1,644,351	2.20	(185,446)	(36)
Total deposits	7,780,688.53		7,880,960.59		(100,272)	(6)
Borrowings:
Short-term borrowings	824,955	1.47	673,312	1.14	151,643	33
Long-term borrowings	2,059,525	3.84	1,721,151	5.34	338,374	(150)
Total borrowings	2,884,480	3.17	2,394,463	4.16	490,017	(99)

Total deposits and borrowings	10,665,168	1.24	10,275,423	1.42	389,745	(18)

Net interest-earning assets and net interest margin	$252,946	4.56	$215,871	4.57	$37,075	(1)

	Nine Months Ended September 30,
	2004		2003		Change
	Average	Yields and	Average	Yields and	Average	Yields and
(Dollars in thousands)	Balance	Rates (1)	Balance	Rates (1)	Balance	Rates (bps)
Interest-earning Assets:
Investments	$131,290	2.48%	$110,237	4.52%	$21,053	(204)
Securities available for sale (2)	1,537,310	5.30	2,021,036	5.53	(483,726)	(23)
Loans held for sale	357,354	3.41	532,101	4.25	(174,747)	(84)
Loans and leases:
Consumer	3,903,990	6.06	3,206,777	6.64	697,213	(58)
Commercial real estate	1,980,380	5.46	1,847,455	5.98	132,925	(52)
Commercial business	432,174	4.16	452,820	4.31	(20,646)	(15)
Leasing and equipment finance	1,267,102	6.98	1,074,912	7.64	192,190	(66)
Subtotal	7,583,646	5.95	6,581,964	6.46	1,001,682	(51)
Residential real estate	1,130,840	5.75	1,502,642	6.22	(371,802)	(47)
Total loans and leases (3)	8,714,486	5.92	8,084,606	6.41	629,880	(49)
Total interest-earning assets	10,740,440	5.71	10,747,980	6.12	(7,540)	(41)
Deposits and Borrowings:
Deposits:
Checking	3,528,317.08%		3,032,653.03%		495,664	5
Savings	1,943,862.35		2,118,633.47		(174,771)	(12)
Money market	790,128.37		894,305.54		(104,177)	(17)
Subtotal	6,262,307.20		6,045,591.26		216,716	(6)
Certificates of deposit	1,502,064	1.86	1,789,377	2.54	(287,313)	(68)
Total deposits	7,764,371.52		7,834,968.78		(70,597)	(26)
Borrowings:
Short-term borrowings	743,754	1.35	695,008	1.25	48,746	10
Long-term borrowings	1,963,440	3.88	1,920,269	5.49	43,171	(161)
Total borrowings	2,707,194	3.18	2,615,277	4.36	91,917	(118)

Total deposits and borrowings	10,471,565	1.21	10,450,245	1.68	21,320	(47)

Net interest-earning assets and net interest margin	$268,875	4.54	$297,735	4.49	$(28,860)	5

bps = basis points

(1) Annualized.

(2) Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following table presents the components of the changes in net interest income by volume and rate:

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	Versus Same Period in 2003			Versus Same Period in 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Interest Income:
Investments	$69	$(440)	$(371)	$616	$(1,901)	$(1,285)
Securities available for sale	(1,995)	(170)	(2,165)	(19,363)	(3,304)	(22,667)
Loans held for sale	(2,278)	(696)	(2,974)	(4,870)	(2,937)	(7,807)
Loans and leases:
Consumer	11,197	(3,143)	8,054	32,496	(14,601)	17,895
Commercial real estate	2,280	(1,187)	1,093	5,709	(7,314)	(1,605)
Commercial business	(135)	182	47	(653)	(457)	(1,110)
Leasing and equipment finance	3,488	(1,562)	1,926	10,371	(5,632)	4,739
Residential real estate	(3,876)	(803)	(4,679)	(16,333)	(5,006)	(21,339)
Total interest income	6,124	(5,193)	931	(345)	(32,834)	(33,179)
Interest expense:
Checking	39	756	795	145	1,240	1,385
Savings	(23)	273	250	(133)	(2,231)	(2,364)
Money market	(156)	(31)	(187)	(386)	(1,039)	(1,425)
Certificates of deposit	(968)	(1,388)	(2,356)	(4,901)	(8,169)	(13,070)
Short-term borrowings	487	639	1,126	474	528	1,002
Long-term borrowings	3,962	(7,272)	(3,310)	1,723	(23,779)	(22,056)
Total interest expense	1,318	(5,000)	(3,682)	266	(36,794)	(36,528)
Net interest income	4,866	(253)	4,613	(255)	3,604	3,349

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

Consolidated Provision for Credit Losses

TCF provided $2.6 million and $6.9 million for credit losses in the third quarter and first nine months of 2004, respectively, compared with $2.7 million and $8.5 million for the same periods in 2003.  Net loan and lease charge-offs were $3.7 million, or .17% (annualized) and $6.3 million, or ..10% (annualized) of average loans and leases, in the third quarter and first nine months of 2004, respectively, compared with $1.7 million, or .08% (annualized) and $6.8 million, or .11% (annualized) of average loans and leases for the same 2003 periods.  Leasing and equipment finance had net charge-offs of $2 million during the third quarter of 2004 compared with net charge-offs of $834 thousand for the same period in 2003.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $119.5 million and $358 million for the third quarter and first nine months of 2004, respectively, compared with $80.3 million and $304.4 million for the same period in 2003.  Significantly impacting consolidated non-interest income during the third quarter and first nine months of 2003, were losses of $37.8 million and $44.3 million, respectively, on the termination of debt.  There were no debt terminations in 2004.

Fees and Service Charges

Fees and service charges increased $5.6 million, or 8.5%, to $71.4 million for the third quarter of 2004, compared with $65.8 million for the same period of 2003. Fees and service charges increased $21.2 million, or 11.6%, to $204.1 million for the first nine months of 2004, compared with $183 million for the same period of 2003.  This increase primarily reflects the impact of TCF’s expanding branch network and customer base, new products and services, and increased fees. TCF’s checking account customer base increased 24,096 accounts, or 6.4% (annualized), in the third quarter of 2004 to 1,526,952 accounts and was up 103,250 accounts, or 7.3%, from September 30, 2003.

Card Revenue

For the third quarter of 2004, card revenue, primarily interchange fees, totaled $16.3 million, up $3.4 million, or 26.4%, from the third quarter of 2003. For the first nine months of 2004, card revenue totaled $45.9 million, up $4.9 million, or 12.1%, from the first nine months of 2003.  Interchange fees have been adversely impacted as a result of the settlement of litigation against VISA® USA in the second quarter of 2003.  As part of the settlement, VISA lowered interchange rates on debit cards for certain merchants from August 2003 through February 2004.  Additionally, as part of the settlement, VISA established new interchange rates for debit cards, which took effect in February 2004, and these rates increased from the rate established August 1, 2003.  The increase in card revenue for the third quarter of 2004, was aided by a 16% increase in off-line sales volumes coupled with a 10 basis point increase in the average off-line interchange rates during the periods.  The increase in card revenue for the first nine months of 2004 was primarily attributed to an 18% increase in off-line sales volumes partially offset by an 11 basis point decline in average off-line interchange rates from the first nine months of 2003.

The following table sets forth information about TCF’s debit cards:

	At September 30,		Change
(Dollars in thousands)	2004	2003	Amount	%
Average number of checking accounts with debit cards	1,347,181	1,211,306	135,875	11.2%

Number of checking accounts who were active users	718,880	657,637	61,243	9.3

Average number of transactions per month on active debit cards for the quarter ended	13.6	12.7	0.9	7.1

Sales volume for the quarter ended:
Off-line (Signature)	$1,051,884	$907,738	$144,146	15.9
On-line (PIN)	145,600	90,970	54,630	60.1
Total	$1,197,484	$998,708	$198,776	19.9
Off-line sales volume as a percentage of total	87.8%	90.9%		(310	) bps

Average off-line interchange rate for the quarter	1.45%	1.35%		10

ATM Revenue

For the third quarter and first nine months of 2004, ATM revenue was $11.5 million and $32.6 million, respectively, down slightly from $11.6 million and $33.2 million for the same periods of 2003.  The decline in ATM revenue in the third quarter and first nine months of 2004 was attributable to the continued decline in utilization of non-owned ATM machines by TCF customers and declines in utilization of TCF’s ATM machines by non-customers.  At September 30, 2004, TCF had 1,171 EXPRESS TELLER® ATM machines, compared with 1,186 machines at September 30, 2003.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $6.9 million and $29.3 million for the third quarter and first nine months of 2004, respectively, compared with $10.7 million and $35.7 million for the same 2003 periods.  The declines in leasing and equipment finance revenues for the third quarter and first nine months of 2004 compared with 2003 is primarily the result of declines in sales-type and operating lease revenues in Winthrop.  Leasing and equipment finance revenues may fluctuate from quarter to quarter based on customer-driven factors not entirely within the control of TCF.

Mortgage Banking Revenue

During the third quarter of 2004, TCF announced a restructuring of its mortgage origination businesses and ceased wholesale originations.  The retail loan origination function will be downsized and integrated with TCF’s consumer lending business by year-end. TCF continues to service mortgage loans for investors.  In late 2004, TCF will cease selling new loan originations to investors and will retain all new mortgage loans.  As a result, gains on sales of loans will continue to decline in the fourth quarter of 2004, and there will be no gains on sales of loans in 2005.

Mortgage banking revenue decreased $7.2 million and was $4.1 million in the third quarter of 2004, compared with $11.3 million for the same 2003 period.  The decrease in mortgage banking revenue was primarily due to an $8.1 million decrease in gains on sales of loans as a result of the significant decrease in mortgage refinance activity as well as the above-mentioned restructuring of TCF’s mortgage banking operations.  For the first nine months of 2004, mortgage banking revenues were $12.4 million, up from $6.1 million for the same period of 2003 primarily due to declines in amortization and provision for impairment of mortgage servicing rights related to lower levels of prepayments partially offset by declines in gains on sales of loans.

The following table sets forth information about mortgage banking revenues:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2004	2003	$	%	2004	2003	$	%
Servicing income	$4,215	$4,946	$(731)	(14.8)%	$13,179	$15,742	$(2,563)	(16.3)%
Less mortgage servicing:
Amortization	2,807	4,147	(1,340)	(32.3)	9,725	20,293	(10,568)	(52.1)
Impairment (recovery)	(1,000)	—	(1,000)	N.M.	(1,000)	23,500	(24,500)	N.M.
Subtotal	1,807	4,147	(2,340)	(56.4)	8,725	43,793	(35,068)	(80.1)
Net servicing income (loss)	2,408	799	1,609	N.M.	4,454	(28,051)	32,505	N.M.
Gains on sales of loans	1,442	9,524	(8,082)	(84.9)	6,746	31,113	(24,367)	(78.3)
Other income	281	981	(700)	(71.4)	1,176	3,084	(1,908)	(61.9)
Total mortgage banking revenue	$4,131	$11,304	$(7,173)	(63.5)	$12,376	$6,146	$6,230	101.4

N.M. Not meaningful

The following table sets forth further information about mortgage banking:

	At September 30,		At December 31,		Change
(Dollars in thousands)	2004		2003		$		%
Third party servicing portfolio	$4,694,843		$5,122,741		$(427,898)		(8.4)%
Weighted average note rate	5.81%		5.97%		(16	) bps	N.A.

Mortgage applications in process	$168,254		$241,126		$(72,872)		(30.2)

Capitalized mortgage servicing rights, net	$51,474		$52,036		$(562)		(1.1)

Mortgage servicing rights as a percentage of servicing portfolio	1.10%		1.02%		8	bps	N.A.

Average service fee (basis points)	31.2	bps	31.7	bps	(.5	) bps	N.A.

Mortgage servicing rights as a multiple of average service fee	3.5	X	3.2	X	0.3	X	N.A.

N.A. Not applicable.

Mortgage banking revenues can be significantly impacted by the amount of amortization and provision for impairment of mortgage servicing rights.  The valuation of mortgage servicing rights is a critical accounting estimate for TCF.  This estimate is based upon loan types, note rates and prepayment assumptions.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights decline. At September 30, 2004, 67.8% of TCF’s third party servicing portfolio consisted of loans with interest rates of 6% or lower.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  A key component in determining the fair value of mortgage servicing rights is the projected cash flows of the underlying loan portfolio.  TCF uses projected cash flows and related prepayment assumptions based on management’s best estimates.  The range in prepayment assumptions at September 30, 2004 and December 31, 2003 reflects management’s assumption of higher initial prepayments in early periods that decline over time and level off to a constant prepayment speed.  See Note 5 of Notes to the Consolidated Financial Statements for additional information concerning TCF’s mortgage servicing rights.

The following tables summarize the servicing portfolio by interest rate tranche, the range of prepayment speed assumptions and the weighted average remaining life of the loans by interest tranche used in the determination of the valuation and amortization of mortgage servicing rights as of September 30, 2004 and December 31, 2003:

	September 30, 2004
(Dollars in thousands)		Prepayment Speed Assumption			Weighted
				Weighted	Average Life
Interest Rate Tranche	Unpaid Balance	High	Low	Average	(in Years)
0 to 5.50%	$1,738,992	13.5%	12.2%	12.2%	7.3
5.51 to 6.00%	1,446,214	17.7	15.9	16.0	5.9
6.01 to 6.50%	737,174	26.6	23.9	24.2	3.8
6.51 to 7.00%	500,288	30.7	27.6	27.8	3.1
7.01% and higher	272,175	32.5	29.3	29.5	2.8
	$4,694,843	18.2	16.4	16.6	5.6

	December 31, 2003
(Dollars in thousands)		Prepayment Speed Assumption			Weighted
				Weighted	Average Life
Interest Rate Tranche	Unpaid Balance	High	Low	Average	(in Years)
0 to 5.50%	$1,648,918	15.1%	13.0%	13.3%	7.2
5.51 to 6.00%	1,407,315	20.5	17.7	17.9	5.6
6.01 to 6.50%	830,161	28.8	24.9	25.4	3.8
6.51 to 7.00%	740,675	35.9	31.0	31.8	2.7
7.01% and higher	495,672	39.8	34.4	35.5	2.3
	$5,122,741	21.6	18.6	19.0	5.1

At September 30, 2004 and December 31, 2003, the sensitivity of the current fair value of mortgage servicing rights to a hypothetical immediate 10% and 25% adverse change in prepayment speed assumptions and discount rate are as follows:

	At	At
	September 30,	December 31,
(Dollars in millions)	2004	2003
Fair value of mortgage servicing rights	$57.8	$58.0
Weighted-average life (in years)	5.6	5.1
Weighted-average prepayment speed assumption (annual rate)	16.6%	19.0%
Weighted-average discount rate	7.5%	7.5%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(3.3)	$(3.2)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(7.4)	$(7.4)
Impact on fair value of 10% adverse change in discount rate	$(1.6)	$(1.3)
Impact on fair value of 25% adverse change in discount rate	$(3.6)	$(3.3)

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

Other Non-Interest Income

In the third quarter of 2004, gains on sales of securities available for sale of $3.7 million were recognized on sales of $216.3 million in mortgage-backed securities.  There were no sales of mortgage-backed securities in the third quarter of 2003. Gains on sales of securities available for sale of $16.4 million were recognized on sales of $1.1 billion in mortgage-backed securities in the first nine months of 2004 compared to gains on sale of securities available for sale of $32.8 million on the sale of $816.5 million in mortgage-backed securities during the first nine months of 2003.  During the third quarter and the first nine months of 2003, TCF prepaid $804 million and $954 million respectively, of higher cost FHLB advances and recorded losses on termination of debt of $37.8 million and $44.3 million in the third quarter and first nine months of 2003, respectively.  There were no debt terminations in 2004.

During the second quarter of 2004, TCF sold the servicing rights on $126.6 million of residential mortgages and recognized a $706 thousand gain on the sale of servicing.  There were no sales of mortgage servicing rights during 2003.

Consolidated Non-Interest Expense

Non-interest expense totaled $147.9 million for the third quarter of 2004, up 3.9%, from $142.4 million for the same 2003 period.  For the first nine months of 2004, non-interest expense totaled $432.5 million, up 3.5% from $417.9 million for the same 2003 period.  Compensation and employee benefits expense totaled $78 million and $236.5 million for the third quarter and first nine months of 2004, respectively, up from $75.6 million and $226.1 million for the comparable periods in 2003.  The increase from the third quarter of 2003 was driven by a $1.8 million increase related to new branches opened in the past 12 months and $396 thousand related to the acquisition of VGM. Contributing to the increase for the first nine months of 2004 was a $4.7 million increase in retail banking operations driven by TCF’s continued new branch expansion.  Occupancy and equipment expense totaled $23.7 million and $70.6 million for the third quarter and first nine months of 2004, respectively, up $1.4 million and $5.1 million from the same 2003 periods, primarily the result of costs associated with new branch expansion.  Advertising and promotions totaled $7.4 million and $19.8 million for the third quarter and first nine months of 2004, respectively, compared with $6.5 million and $19.3 million for the same 2003 periods.  Other non-interest expense totaled $38.9 million and $105.7 million for the third quarter and first nine months of 2004, respectively, reflecting an increase of 2.6% from $37.9 million and a decrease of 1.2% from $107 million for the same periods in 2003.  The increase in other non-interest expense for the third quarter of 2004 is primarily related to a $1.9 million increase in deposit account losses, which can be attributed to the growth in the number of checking accounts and related transaction activity.  Partially offsetting this increase in deposit account losses was a reduction in mortgage banking expenses of $1 million as a result of a decline in mortgage operations.  For the first nine months of 2004, the decrease in non-interest expense was primarily due to a decline in other expenses in the mortgage banking operations of $2 million due to the decline in refinance activity, a $1.8 million decline in real estate owned expenses driven by $2.4 million of net gains on sales and redemptions of properties, and a $1.2 million decline in operating lease expenses in the leasing and equipment operations resulting from fewer operating leases.  Partially offset these declines was an increase in deposit account losses which totaled $17 million for the first nine months of 2004, up $3.6 million from $13.4 million for the same 2003 period.

Income Taxes

TCF recorded income tax expense of $31.7 million and $96.4 million for the third quarter and first nine months of 2004, respectively, or 33.9% of income before income tax expense, compared with $19.2 million and $83.7 million, or 34.8% and 34.9% of income before income tax expense, respectively, for the comparable 2003 periods.  The lower effective tax rate in 2004 was primarily due to increased investments in affordable housing partnerships.

TCF has a Real Estate Investment Trust (“REIT”) and related companies that acquire, hold and manage mortgage assets and other authorized investments to generate income.  These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REIT and related companies must meet specific provisions of the Internal Revenue Code (“IRC”) and state tax laws.  State laws may also impose limitations or restrictions on operations of the REIT and the related companies.  These laws are subject to change and are currently under review in Minnesota.    If these companies fail to meet any of the required provisions of Federal and state tax laws or if the state tax laws change unfavorably, TCF’s tax expense could increase.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Investments

Total investments, which include interest-bearing deposits with banks, federal funds sold, FHLB stock, Federal Reserve Bank stock and other investments, were $92.2 million at September 30, 2004, up $17 million from December 31, 2003.  The increase was primarily the result of a $19.4 million increase in FHLB stock.  TCF is required to invest in FHLB stock in proportion to its level of borrowings from the FHLB.

Securities Available for Sale

The Company purchased $1.2 billion and $820.5 million of mortgage-backed securities during the first nine months of 2004 and 2003, respectively, to replace the prepayments of residential real estate loans and mortgage-backed securities.  TCF sold $1.1 billion and $816.5 million of mortgage-backed securities during the first nine months of 2004 and 2003, respectively.  At September 30, 2004, the unrealized gain on TCF’s mortgage-backed securities available for sale portfolio was $2.3 million.  TCF may, from time to time, sell additional mortgage-backed securities, capture the gains before these securities prepay and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At
	September 30,	December 31,	Change
(Dollars in thousands)	2004	2003	$	%
Consumer:
Home equity	$4,184,529	$3,588,027	$596,502	16.6%
Other secured	23,292	27,265	(3,973)	(14.6)
Unsecured	14,204	15,049	(845)	(5.6)
Total consumer	4,222,025	3,630,341	591,684	16.3
Commercial:
Commercial real estate:
Permanent	1,860,622	1,745,435	115,187	6.6
Construction and development	170,409	171,266	(857)	(0.5)
Total commercial real estate	2,031,031	1,916,701	114,330	6.0
Commercial business	444,632	427,696	16,936	4.0
Total commercial	2,475,663	2,344,397	131,266	5.6

Leasing and equipment finance:
Equipment finance loans	313,935	309,740	4,195	1.4
Lease financings:
Direct financing leases	1,035,181	853,395	181,786	21.3
Sales-type leases	27,480	33,073	(5,593)	(16.9)
Lease residuals, excluding leveraged leases	35,320	34,171	1,149	3.4
Unearned income and deferred lease costs	(102,586)	(92,710)	(9,876)	10.7
Investment in leveraged leases	18,786	22,728	(3,942)	(17.3)
Total lease financings	1,014,181	850,657	163,524	19.2
Total leasing and equipment finance	1,328,116	1,160,397	167,719	14.5
Total consumer, commercial and leasing and equipment finance	8,025,804	7,135,135	890,669	12.5
Residential real estate	1,047,079	1,212,643	(165,564)	(13.7)
Total loans and leases	$9,072,883	$8,347,778	$725,105	8.7

The following table sets forth information about loans and leases by state, excluding loans held for sale:

(Dollars in thousands)	At September 30, 2004
			Leasing and
			Equipment	Residential
	Consumer	Commercial	Finance	Real Estate	Total
Minnesota	$1,691,798	$709,017	$61,562	$536,017	$2,998,394
Michigan	739,920	732,584	87,246	267,963	1,827,713
Illinois	1,099,339	413,004	48,251	177,326	1,737,920
Wisconsin	414,774	354,452	33,616	29,135	831,977
Colorado	217,781	18,450	31,514	6,331	274,076
California	711	21,475	166,364	—	188,550
Florida	10,121	23,282	85,588	747	119,738
Texas	529	1,347	85,350	1,234	88,460
Ohio	5,253	23,215	48,136	6,465	83,069
Other	41,799	178,837	680,489	21,861	922,986
Total	$4,222,025	$2,475,663	$1,328,116	$1,047,079	$9,072,883

At September 30, 2004, 57% of TCF’s consumer and commercial loans consist of variable-rate loans.  The variable-rate consumer loans have their interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial business and commercial real estate loans) may have their interest rates tied to either the prime rate or LIBOR. In addition, to the extent these loans have interest rate floors, a change in interest rates may not result in a change in the interest rate on the variable-rate loan.  The following table provides additional information relating to TCF’s consumer and commercial loan balances at September 30, 2004:

(Dollars in millions)	At September 30, 2004
	Consumer		Commercial (1)		Total
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Variable-rate loans	$2,660	63%	$1,156	47%	$3,816	57%
Fixed-rate loans	1,562	37	403	16	1,965	29
Adjustable-rate loans (2)	—	—	917	37	917	14

Total consumer and commercial loans	$4,222	100%	$2,476	100%	$6,698	100%

(1)     Includes commercial real estate and commercial business loans.

(2)     These loans reprice at periodic intervals, generally 3-5 years, at which time the fixed rate adjusts to a new rate based on a specified spread to the applicable U.S. Treasury rate.

Approximately 67% of the home equity loan portfolio at September 30, 2004 consisted of closed-end loans, compared with 70% at December 31, 2003.   In addition, 63% of this portfolio at September 30, 2004 carries a variable interest rate tied to the prime rate, compared with 60% at December 31, 2003.   At September 30, 2004, the weighted average loan-to-value ratio for the home equity portfolio was 73%, compared with 74% at December 31, 2003.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At September 30, 2004			At December 31, 2003
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
Loan-to-Value Ratios (1):		Percent	a Percentage		Percent	a Percentage
	Balance	of Total	of Balance	Balance	of Total	of Balance
Over 100% (2)	$35,515.8%		2.12%	$39,452	1.1%	4.81%
Over 90% to 100%	423,979	10.1	.60	361,374	10.1	.78
Over 80% to 90%	1,656,912	39.6	.28	1,370,523	38.2	.40
80% or less	2,068,123	49.5	.34	1,816,678	50.6	.39
Total	$4,184,529	100.0%	.36	$3,588,027	100.0%	.48

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

The following tables summarize TCF’s commercial real estate loan portfolio by property type:

	At September 30, 2004			At December 31, 2003
		Construction			Construction
		and			and
(Dollars in thousands)	Permanent	Development	Total	Permanent	Development	Total
Apartments	$483,489	$7,546	$491,035	$519,622	$28,983	$548,605
Office buildings	415,087	34,271	449,358	399,112	33,262	432,374
Retail services	341,842	26,235	368,077	304,295	10,139	314,434
Warehouse/industrial buildings	243,265	1,829	245,094	189,635	1,253	190,888
Hotel and motels	129,708	19,100	148,808	131,367	19,270	150,637
Health care facilities	46,254	7,264	53,518	32,157	17,664	49,821
Other	200,977	74,164	275,141	169,247	60,695	229,942
Total	$1,860,622	$170,409	$2,031,031	$1,745,435	$171,266	$1,916,701

TCF continues to expand its commercial business and commercial real estate lending activity to borrowers located in its primary midwestern markets.  With a focus on secured lending, at September 30, 2004, approximately 98% of TCF’s commercial real estate and commercial business loans were secured either by real estate properties or underlying business assets. At September 30, 2004, approximately 91% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets. At September 30, 2004 and December 31, 2003, the construction and development portfolio had no loans over 30-days delinquent.

The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type:

(Dollars in thousands)	At September 30, 2004			At December 31, 2003
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
		Percent	a Percentage		Percent	a Percentage
Marketing Segment	Balance	of Total	of Balance	Balance	of Total	of Balance
Middle market (1)	$701,190	52.8%	.49%	$595,812	51.3%	.88%
Small ticket (2)	242,712	18.3	.87	124,178	10.7	.56
Winthrop (3)	207,108	15.6	.03	229,441	19.8	1.14
Wholesale (4)	127,977	9.6	.07	137,062	11.8	.29
Leveraged leases	18,786	1.4	—	22,728	2.0	—
Subtotal	1,297,773	97.7	.44	1,109,221	95.6	.81
Truck and trailer (5)	30,343	2.3	5.04	51,176	4.4	3.66
Total	$1,328,116	100.0%	.54	$1,160,397	100.0%	.93

(1)     Middle market consists primarily of construction and manufacturing equipment and specialty vehicles.

(2)     Small ticket includes lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations, which as of September 30, 2004 includes the portfolio of VGM.  Individual contracts generally range from $25 thousand to $250 thousand.

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

(Dollars in thousands)	At September 30, 2004		At December 31, 2003
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Manufacturing	$237,954	17.9%	$198,321	17.1%
Technology and data processing	231,245	17.5	249,515	21.5
Specialty vehicles	224,770	16.9	225,073	19.4
Construction	168,686	12.7	133,104	11.5
Medical	147,744	11.1	33,462	2.9
Trucks and trailers	76,027	5.7	89,262	7.7
Furniture and fixtures	55,916	4.2	54,052	4.7
Printing	42,027	3.2	38,977	3.3
Material handling	30,979	2.3	27,111	2.3
Aircraft	22,649	1.7	23,965	2.1
Other	90,119	6.8	87,555	7.5
Total	$1,328,116	100.0%	$1,160,397	100.0%

The leasing and equipment finance portfolio increased $167.7 million from December 31, 2003. TCF Leasing’s acquisition of VGM has added $99.6 million of portfolio balances to the small ticket marketing segment and the medical equipment type.

The leasing and equipment finance portfolio tables above include lease residuals.  Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction.  Lease residual values are reviewed on an ongoing basis.  Any downward revisions are recorded in the periods in which they become known.   At September 30, 2004, lease residuals, excluding leveraged lease residuals, totaled $35.3 million, up from $34.2 million at December 31, 2003.  Included in the investment in leveraged leases, at September 30, 2004 is a 100% equity interest in a Boeing 767-300 aircraft leased to Delta Airlines, Inc. (“Delta”).  The investment in leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of the leased assets less related unearned income.  TCF has no obligation for principal and interest on the notes representing the third-party participation related to this leveraged lease.  However, these noteholders have a security interest in the aircraft which is superior to TCF’s equity interest.  Such notes, which totaled $19.2 million at September 30, 2004, down from $22.6 million at December 31, 2003, are recorded as an offset against the related rental receivable.  During the second quarter of 2004, TCF completed its annual review of the lease residual value assumption for this aircraft and reduced the estimated residual value by $4.4 million.  As required under Statement of Financial Accounting Standards  (“SFAS”) No. 13, “Accounting for Leases”, TCF recognized an impairment charge of $1.6 million which was recorded in other non-interest expense.  The remaining reduction will be amortized through reduced yield on the investment over the remaining years of the lease as prescribed by SFAS No. 13.  Also during the second quarter, TCF downgraded its credit rating on the aircraft leveraged lease and classified its investment as substandard. Delta indicated in its Quarterly Report on Form 10-Q for the quarter ending June 30, 2004, that if it is unable to make substantial progress in the near term toward achieving a competitive cost structure that will permit it to regain sustained profitability and access to capital markets on acceptable terms, it will need to seek to restructure its costs under Chapter 11 of the Bankruptcy Code.  In September 2004, as part of a possible consensual out-of-court restructuring, Delta requested that certain lessors, including TCF, agree to a restructuring of its airplane leases, which would result in a reduction in TCF’s investment.  As a result of these events, TCF placed the investment on a non-accrual status during the third quarter of 2004.  Although Delta is current on its payments to TCF, if Delta declares bankruptcy, it would likely result in the write-off of TCF’s $18.8 million investment in the leveraged lease and the current payment of previously deferred income tax obligations.  This lease represents TCF’s only material direct exposure to the commercial airline industry.  An economic slowdown and other factors have adversely impacted the airline industry and could have an adverse impact on the lessee’s ability to meet its lease obligations and the residual value of the aircraft.

TCF’s net investment in leveraged leases is comprised of the following:

	At	At
	September 30,	December 31,
(In thousands)	2004	2003
Rental receivable (net of principal and interest on non-recourse debt)	$10,064	$12,758
Estimated residual value of leased assets	13,660	18,679
Less: Unearned income	(4,938)	(8,709)
Investment in leveraged leases	18,786	22,728
Less: Deferred income taxes	(9,274)	(11,813)
Net investment in leveraged leases	$9,512	$10,915

Total loan and lease originations for TCF’s leasing businesses were $498.9 million for the first nine months of 2004, compared with $387.6 million for the same 2003 period.  The backlog of approved transactions increased to $206.6 million at September 30, 2004, from $155.2 million at December 31, 2003.  TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $79 million appropriate to cover losses inherent in the loan and lease portfolios as of September 30, 2004.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

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

The key indicators of TCF’s credit quality and allowance coverage at September 30, 2004, include the ratio of annualized net charge-offs to average loans and leases, the allowance as a multiple of annualized net charge-offs, and income before income taxes and provision for loan losses as a multiple of annualized net charge-offs.

The following table sets forth information detailing the allowance for loan and lease losses and selected key indicators:

	At or For the Three				At or For the Nine
	Months Ended September 30,				Months Ended September 30,
(Dollars in thousands)	2004		2003		2004		2003
Balance at beginning of period	$80,025		$77,696		$76,619		$77,008
Charge-offs	(4,662)		(2,507)		(10,179)		(9,257)
Recoveries	969		819		3,871		2,420
Net charge-offs	(3,693)		(1,688)		(6,308)		(6,837)
Provision charged to operations	2,644		2,658		6,874		8,495
Aquired allowance	—		—		1,791		—
Balance at end of period	$78,976		$78,666		$78,976		$78,666
Key Indicators:
Annualized net charge-offs as a percentage of average loans and leases	.17%		.08%		.10%		.11%

Period end allowance as a multiple of annualized net charge-offs	5.3	X	11.7	X	9.4	X	8.6	X

Income before income taxes and provision for loan losses as a multiple of net charge-offs	26.0	X	34.3	X	46.1	X	36.4	X

N.A.  Not applicable

The allocation of TCF’s allowance for loan and lease losses is as follows:

	At or For the Nine Months			At or For the Year
	Ended September 30, 2004			Ended December 31, 2003
	Allowance for		Allowance	Allowance for		Allowance
	Loan and	Total Loans	as a % of	Loan and	Total Loans	as a % of
(Dollars in thousands)	Lease Losses	and Leases	Balance	Lease Losses	and Leases	Balance
Consumer	$9,348	$4,222,025.22%		$9,084	$3,630,341.25%
Commercial real estate	24,961	2,031,031	1.23	25,142	1,916,701	1.31
Commercial business	10,923	444,632	2.46	11,797	427,696	2.76
Leasing and equipment finance	16,841	1,328,116	1.27	13,515	1,160,397	1.16
Unallocated	16,139	—	N.A.	16,139	—	N.A.
Subtotal	78,212	8,025,804.97		75,677	7,135,135	1.06
Residential real estate	764	1,047,079.07		942	1,212,643.08
Total	$78,976	$9,072,883.87		$76,619	$8,347,778.92

N.A. Not applicable

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended				Nine Months Ended
	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003
	Net	% of Average	Net	% of Average	Net	% of Average	Net	% of Average
	Charge-offs	Loans and	Charge-offs	Loans and	Charge-offs	Loans and	Charge-offs	Loans and
(Dollars in thousands)	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)
Consumer	$1,133.11%		$685.08%		$2,426.08%		$2,187.09%
Commercial real estate	526.10		60.01		478.03		42	—
Commercial business	30.03		38.03		87.03		735.22
Leasing and equipment finance:
Middle market	1,107.64		336.26		1,831.40		1,588.48
Winthrop	407.76		(9)	(.01)	391.23		64.03
Wholesale	231.72		27.07		(1,011)	(1.04)	340.28
Small ticket	196.33		468	1.63	1,949	1.07	1,167	1.43
Leveraged leases	—	—	—	—	—	—	—	—
Subtotal	1,941.60		822.31		3,160.34		3,159.43
Truck and trailer	58.71		12.07		111.36		670	1.06
Total leasing and equipment finance	1,999.61		834.30		3,271.34		3,829.47
Subtotal	3,688.19		1,617.10		6,262.11		6,793.14
Residential real estate	5	—	71.02		46.01		44	—
Total	$3,693.17		$1,688.08		$6,308.10		$6,837.11

(1) Annualized.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 55% of non-performing assets at September 30, 2004 consisted of, or were secured by, real estate.  Non-performing assets are summarized in the following table:

	At	At
	September 30,	December 31,
(Dollars in thousands)	2004	2003	$ Change
Non-accrual loans and leases:
Consumer	$11,959	$12,052	$(93)
Commercial real estate	1,026	2,490	(1,464)
Commercial business	2,861	2,931	(70)
Leasing and equipment finance, net	27,844	13,241	14,603
Residential real estate	2,763	3,993	(1,230)
Total non-accrual loans and leases, net	46,453	34,707	11,746
Non-recourse discounted lease rentals	270	699	(429)
Total non-accrual loans and leases, gross	46,723	35,406	11,317
Other real estate owned:
Residential	12,028	20,462	(8,434)
Commercial	10,717	12,992	(2,275)
Total other real estate owned	22,745	33,454	(10,709)
Total non-performing assets, gross	$69,468	$68,860	$608
Total non-performing assets, net	$69,198	$68,161	$1,037

Gross non-performing assets as a percentage of:
net loans and leases	.77%	.83%
total assets	.58%	.61%

Leasing and equipment finance non-accrual leases at September 30, 2004, included the previously discussed $18.8 million investment in an aircraft leveraged lease to Delta which was placed on non-accrual during the  third quarter of 2004.  Included in non-performing assets are loans that are considered impaired. Impaired loans totaled $7.3 million at September 30, 2004, compared with $9.1 million at December 31, 2003.  The related allowance for credit losses was $3.6 million at September 30, 2004 compared with $4.5 million at December 31, 2003.  All of the impaired loans were on non-accrual status.  There were no impaired loans at September 30, 2004 or December 31, 2003 which did not have a related allowance for loan losses.  Average impaired loans during the three months ended September 30, 2004 was $10.2 million, compared with $10.3 million during the three months ended December 31, 2003.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined using the contractual method.

	At September 30, 2004		At December 31, 2003
(Dollars in thousands)	Principal Balances	Percentage of Loans and Leases	Principal Balances	Percentage of Loans and Leases
Accruing loans and leases delinquent for:
30-59 days		$21,903.24%		$24,187.29%
60-89 days	8,306.09		8,953.11
90 days or more	5,127.06		5,604.07
Total		$35,336.39%		$38,744.47%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type:

	At September 30, 2004		At December 31, 2003
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Consumer	$15,256.36%		$17,673.49%
Commercial real estate	1,958.10		58	—
Commercial business	1,282.29		282.07
Leasing and equipment finance	7,064.54		10,619.93
Residential real estate	9,776.94		10,112.84
Total	$35,336.39		$38,744.47

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $70.7 million of loans and leases at September 30, 2004, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $48.1 million at December 31, 2003.  These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows:

(Dollars in thousands)	At September 30, 2004	At December 31, 2003	Change
			$	%

Commercial real estate	$31,397	$20,279	$11,118	54.8%
Commercial business	21,607	12,721	8,886	69.9
Leasing and equipment finance	17,669	15,094	2,575	17.1
Total	$70,673	$48,094	$22,579	46.9

Leasing and equipment finance potential problem loans and leases include $513 thousand and $1.1 million funded on a non-recourse basis at September 30, 2004 and December 31, 2003, respectively.

Deposits

Checking, savings and money market deposits are an important source of low cost funds and fee income for TCF.   Deposits totaled $7.8 billion at September 30, 2004, up $183.1 million from December 31, 2003.  Lower interest-cost checking, savings and money market deposits totaled $6.3 billion, up $324 million from December 31, 2003, and comprised 81.1% of total deposits at September 30, 2004, compared with 78.8% of total deposits at December 31, 2003.  Certificates of deposit decreased $141 million from December 31, 2003, as other lower-cost funding sources were available to TCF.  TCF’s weighted-average rate for deposits, including non-interest-bearing deposits, was .57% at September 30, 2004, down slightly from .58% at December 31, 2003.

New Branch Expansion

Key to TCF’s growth is its continued investment in new branch expansion.  New branches are an important source of new customers in both deposit products and consumer lending products.  While supermarket branches continue to play an important role in TCF’s expansion strategy, the opportunity to add new supermarket branches within TCF’s markets has slowed from prior years.  Therefore, TCF has continued new branch expansion by opening more traditional branches.  Although traditional branches require a higher initial investment than supermarket branches, they ultimately attract more customers and become more profitable.  During the third quarter of 2004, TCF opened nine new branches, including five traditional branches and four supermarket branches.  TCF now has 246 new branches opened since January 1, 1998.  TCF plans to open 14 more new branches during the remainder of 2004, consisting of ten traditional branches and four supermarket branches.  In 2005, TCF plans to open 31 new branches, consisting of 24 traditional branches and seven supermarket branches.

Additional information regarding the results of TCF’s new branches opened since January 1, 1998 is displayed in the table below:

(Dollars in thousands)	At September 30,		Increase (Decrease)	% Change
	2004	2003
Number of new branches*
Traditional	53	34	19	55.9%
Supermarket	193	184	9	4.9
Total	246	218	28	12.8
Percentage of total branches	59%	55%

Number of checking accounts	562,496	473,974	88,522	18.7
Deposits:
Checking	$801,571	$589,035	212,536	36.1
Savings	415,643	395,134	20,509	5.2
Money market	58,432	69,783	(11,351)	(16.3)
Subtotal	1,275,646	1,053,952	221,694	21.0
Certificates of deposits	140,203	127,478	12,725	10.0
Total deposits	$1,415,849	$1,181,430	$234,419	19.8

Total fees and other revenue (year-to-date)	$114,458	$93,357	21,101	22.6

* New branches opened since January 1, 1998.

Borrowings

Borrowings totaled $2.9 billion at September 30, 2004, up $488.3 million from December 31, 2003. Included in long-term borrowings at September 30, 2004, are $767.5 million of fixed-rate FHLB advances and repurchase agreements with other institutions, which are callable by the counterparty at par on certain anniversary dates and, for most, quarterly thereafter until maturity.  If called, replacement funding will be provided by the counterparties at the then-prevailing market rate of interest for the remaining term-to-maturity of the advances and repurchase agreements, subject to standard terms and conditions.  The weighted-average rate on borrowings increased to 3.28% at September 30, 2004, from 3.24% at December 31, 2003.  During the first quarter of 2004, TCF entered into $450 million of 18-month FHLB advances at a weighted average interest rate of 1.70%.  During the second quarter of 2004, TCF National Bank, a subsidiary of TCF Financial Corporation, issued $75 million of subordinated notes due in 2014.  TCF Financial Corporation has a $105 million bank line of credit agreement maturing in April 2005, which is unsecured and contains certain covenants common to such agreements. At September 30, 2004, TCF had no amounts outstanding on this bank line of credit. See Note 6 of Notes to the Consolidated Financial Statement for further discussion.

Contractual Obligations And Commercial Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At September 30, 2004, the aggregate contractual obligations (excluding bank deposits) and commercial commitments are as follows:

(Dollars in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Total borrowings	$2,903,107	$1,930,976	$465,754	$132,207	$374,170
Annual rental commitments under non-cancelable operating leases	153,134	22,566	39,222	32,107	59,239
Purchase obligations (construction contracts and land purchase commitments for future branch sites)	17,621	17,621	—	—	—
	$3,073,862	$1,971,163	$504,976	$164,314	$433,409

	Amount of Commitment - Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Commitments to lend:
Consumer	$1,538,306	$9,938	$13,498	$29,849	$1,485,021
Commercial	714,376	526,267	158,223	21,667	8,219
Leasing and equipment finance	71,365	71,365	—	—	—
Other	48,873	48,873	—	—	—
Total commitments to lend	2,372,920	656,443	171,721	51,516	1,493,240
Loans serviced with recourse	104,031	2,275	5,093	5,070	91,593
Standby letters of credit and guarantees on industrial revenue bonds	42,631	26,271	15,750	160	450
	$2,519,582	$684,989	$192,564	$56,746	$1,585,283

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

Loans serviced with recourse represent a contingent guarantee based upon the failure to perform by another party.  These loans consist of $100.8 million of Veterans Administration (“VA”) loans and $3.2 million of loans sold with recourse to the Federal National Mortgage Association (“FNMA”).  As is typical of a servicer of VA loans, TCF must cover any principal loss in excess of the VA’s guarantee if the VA elects its “no-bid” option upon the foreclosure of a loan.  Since conditions under which TCF would be required either to cover any principal loss in excess of the VA’s guarantee or repurchase the loan sold to FNMA may not materialize, the actual cash requirements are expected to be less than the amount provided in the table above.

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party.  These conditional commitments expire in various years through 2009.  Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.  Collateral held on these commitments primarily consists of commercial real estate mortgages.

Stockholders’ Equity

Stockholders’ equity at September 30, 2004 was $965.3 million, or 8% of total assets compared with $920.9 million, or 8.1% of total assets at December 31, 2003.  During the third quarter of 2004, TCF completed a two-for-one stock split of its common stock in the form of a 100% stock dividend.  All prior period common share and per share disclosures have been restated to reflect the split.  TCF repurchased 2.4 million shares of its common stock during the first nine months of 2004 at an average cost of $28.12 per share.  At September 30, 2004, TCF had 5 million shares remaining in its stock repurchase program authorized by its Board of Directors.  Since January 1, 1998, the Company has repurchased 52.7 million shares of its common stock at an average cost of $17.19 per share.  For the first nine months of 2004, average total equity to average assets was 7.99% compared with 8.03% for the year ended December 31, 2003.  On October 18, 2004, TCF declared a regular quarterly dividend of 18.75 cents per common share, payable on November 30, 2004, to shareholders of record as of November 5, 2004.

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

TCF has positioned its balance sheet to benefit from a rising interest rate environment.  TCF’s one-year interest rate gap (the difference between interest-earning assets and interest-bearing liabilities repricing or maturing within the next twelve months), assuming no change in interest rates, was a positive $1.1 billion, or 9% of total assets at September 30, 2004, compared with a positive $161.3 million, or 1% of total assets at December 31, 2003.  The one-year interest rate gap is subject to a number of assumptions and is only one of a number of interest rate risk measurements and is best used as a general measure of the effect on the net interest income of rising or falling interest rates.

The sensitivity of TCF’s one-year interest rate gap is summarized as follows:

	One-Year Interest Rate Gap
	At September 30, 2004		At December 31, 2003
(Dollars in millions)	$	% of Total Assets	$	% of Total Assets

Assumed Interest Rates
Increase 50 basis points *	$978	8.2%	$811	7.2%
Flat rate as of measurement date	1,135	9.5	161	1.4
Decrease 50 basis points *	966	8.1	259	2.3

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

While this positive interest rate gap may compress net interest income in the short-term, TCF believes this positive interest rate gap to be warranted because current rates are well below historical averages, and consequently, there is a greater possibility over time of higher interest rates versus lower interest rates.  However, if interest rates remain at current levels or fall, TCF could continue to experience an increase in prepayments of residential loans, mortgage-backed securities and fixed-rate consumer and commercial real estate loans and may experience compression of its net interest income.

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

TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would slow prepayments on the $2.4 billion of mortgage-backed securities and residential real estate loans at September 30, 2004 by approximately $245 million, or 47% in the first year.  A slowing in prepayments would increase the estimated life of the mortgage-backed securities and residential real estate loan portfolios and may adversely impact net interest income or net interest margin in the future as funding costs of these long-term fixed-rate assets would increase.

Recent Accounting Developments

None.

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

In September 2002, the SEC issued its final ruling covering the acceleration of periodic report filing dates.  The rule applies to certain companies, including TCF, and will reduce the annual report filing deadline from 90 days after year-end to 60 days after year-end for TCF’s 2004 Annual Report.  The quarterly report on Form 10-Q will also be accelerated from 45 days after quarter-end to 35 days after quarter-end for the quarterly Form 10-Q filings in 2005.  TCF has taken steps to modify its financial reporting process to meet these accelerated filing deadlines.  In August 2004, the SEC proposed postponing the final phase-in period for acceleration of the due dates of quarterly reports on Form 10-Q and annual reports on Form 10-K.  The SEC has not yet taken action on this proposal.

Forward-Looking Information

This earnings release and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; ability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting policies and guidelines, or monetary, fiscal or tax policies of the federal or state governments; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values or a bankruptcy filing by Delta Airlines, the lessee under a leveraged lease in which TCF holds an equity interest; technological, computer-related or operational difficulties; adverse changes in securities markets; the risk that TCF could be unable to effectively manage the volatility of its mortgage banking business, which could adversely affect earnings; and results of litigation or other significant uncertainties.  Investors should consult TCF’s Annual Report to Shareholders and reports on Forms 10-K, 10-Q and 8-K for additional important information about the Company.

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer and its Controller and Assistant Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2004, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the third quarter of 2004.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per-share data)	At Sept. 30, 2004	At June 30, 2004	At March 31, 2004	At Dec. 31, 2003	At Sept. 30, 2003

SELECTED FINANCIAL CONDITION DATA:

Securities available for sale	$1,330,708	$1,588,372	$1,269,293	$1,533,288	$1,604,282
Residential real estate loans	1,047,079	1,091,678	1,152,357	1,212,643	1,283,640
Subtotal	2,377,787	2,680,050	2,421,650	2,745,931	2,887,922
Loans and leases excluding residential real estate loans	8,025,804	7,776,921	7,470,428	7,135,135	6,863,683
Total assets	11,997,949	11,942,863	11,724,319	11,319,015	11,253,906
Deposits	7,794,823	7,761,657	7,869,128	7,611,749	7,712,603
Borrowings	2,903,107	2,935,446	2,507,087	2,414,825	2,243,725
Stockholders’ equity	965,266	939,152	965,950	920,858	931,968

	Three Months Ended
	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003

SELECTED OPERATIONS DATA:
Interest income	$157,413	$152,789	$149,219	$148,919	$156,482
Interest expense	32,923	30,370	30,726	29,827	36,605
Net interest income	124,490	122,419	118,493	119,092	119,877
Provision for credit losses	2,644	3,070	1,160	4,037	2,658
Net interest income after provision for credit losses	121,846	119,349	117,333	115,055	117,219
Non-interest income:
Fees and other revenues	115,803	122,587	102,459	114,865	118,089
Gains on sales of securities available for sale	3,679	—	12,717	—	—
Gains (losses) on termination of debt	—	—	—	—	(37,769)
Gain on sale of loan servicing	—	706	—	—	—
Total non-interest income	119,482	123,293	115,176	114,865	80,320
Non-interest expense	147,926	143,906	140,706	142,244	142,382
Income before income tax expense	93,402	98,736	91,803	87,676	55,157
Income tax expense	31,690	33,518	31,142	28,180	19,193
Net income	$61,712	$65,218	$60,661	$59,496	$35,964

Per common share:
Basic earnings	$.45	$.47	$.44	$.43	$.26
Diluted earnings	$.45	$.47	$.44	$.43	$.26
Dividends declared	$.1875	$.1875	$.1875	$.1625	$.1625

FINANCIAL RATIOS:
Return on average assets (1)	2.06%	2.20%	2.11%	2.13%	1.24%
Return on average common equity (1)	25.96	27.68	25.90	26.18	15.77
Net interest margin (1)	4.56	4.53	4.52	4.68	4.57
Net charge-offs as a percentage of average loans and leases (1)	.17	.10	.02	.30	.08
Average total equity to average assets	7.94	7.95	8.13	8.13	7.89

(1)  Annualized.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Nine Months Ended September 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields and Rates (2)	Average Balance	Interest (1)	Average Yields and Rates (2)
Assets:
Investments	$131,290	$2,441	2.48%	$110,237	$3,726	4.52%
Securities available for sale (3)	1,537,310	61,159	5.30	2,021,036	83,826	5.53
Loans held for sale	357,354	9,112	3.41	532,101	16,919	4.25
Loans and leases:
Consumer	3,903,990	177,209	6.06	3,206,777	159,314	6.64
Commercial real estate	1,980,380	80,972	5.46	1,847,455	82,577	5.98
Commercial business	432,174	13,472	4.16	452,820	14,582	4.31
Leasing and equipment finance	1,267,102	66,333	6.98	1,074,912	61,594	7.64
Subtotal	7,583,646	337,986	5.95	6,581,964	318,067	6.46
Residential real estate	1,130,840	48,723	5.75	1,502,642	70,062	6.22
Total loans and leases (4)	8,714,486	386,709	5.92	8,084,606	388,129	6.41
Total interest-earning assets	10,740,440	459,421	5.71	10,747,980	492,600	6.12
Other assets (5)	1,046,080			1,070,006
Total assets	$11,786,520			$11,817,986

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits	$2,345,709			$2,243,970
Interest-bearing deposits:
Checking	1,301,520	2,120.22		1,048,907	735.09
Savings	1,824,950	5,152.38		1,858,409	7,516.54
Money market	790,128	2,199.37		894,305	3,624.54
Subtotal	3,916,598	9,471.32		3,801,621	11,875.42
Certificates of deposit	1,502,064	20,860	1.86	1,789,377	33,930	2.54
Total interest-bearing deposits	5,418,662	30,331.75		5,590,998	45,805	1.10
Total deposits	7,764,371	30,331.52		7,834,968	45,805.78
Borrowings:
Short-term borrowings	743,754	7,522	1.35	695,008	6,520	1.25
Long-term borrowings	1,963,440	56,166	3.88	1,920,269	78,222	5.49
Total borrowings	2,707,194	63,688	3.18	2,615,277	84,742	4.36
Total interest-bearing liabilities	8,125,856	94,019	1.55	8,206,275	130,547	2.13
Total deposits and borrowings	10,471,565	94,019	1.21	10,450,245	130,547	1.69
Other liabilities (5)	373,089			421,862
Total liabilities	10,844,654			10,872,107
Stockholders’ equity (5)	941,866			945,879
Total liabilities and stockholders’ equity	$11,786,520			$11,817,986

Net interest income and margin		$365,402	4.54%		$362,053	4.49%

(1)   Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $455,000 and $392,000 was recognized during the nine months ended September 30, 2004 and 2003, respectively.

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

Item 2. Changes in Securities.

The following table summarizes share repurchase activity for the quarter ended September 30, 2004:

	Shares Repurchased		Share Repurchase Authorization (1)
(Dollars in thousands)	Number	Average Price Per Share	Number

Balance, June 30, 2004			5,930,820
July 2004	10,000	$30.01	(10,000)
August 2004	550,000	29.63	(550,000)
September 2004	348,000	29.90	(348,000)
Balance, September 30, 2004	908,000	$29.74	5,022,820

(1)   The current share repurchase authorization was approved by the Board of Directors on July 21, 2003.  The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, 7.1 million shares.  This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits.

See Index to Exhibits on page 55 of this report.

(b)           Reports on Form 8-K.

A Current Report of Form 8-K, dated July 15, 2004, was submitted furnishing a press release dated July 15, 2004 announcing results of operations for the quarter ended June 30, 2004, under Item 12, filed under Item 7 of Form 8-K.

A Current Report on Form 8-K, dated July 26, 2004, was submitted furnishing certain investor presentation materials under Item 12, filed under Item 7 and 9 of Form 8-K.

A Current Report on Form 8-K, dated August 3, 2004, was submitted announcing the declaration by the board of directors of TCF Financial Corporation of a two–for–one stock split in the form of a 100 percent stock dividend under Item 5, filed under Item 7 of Form 8-K.

A Current Report on Form 8-K, dated August 12, 2004, was submitted furnishing certain analyst presentation materials under Item 12, filed under Item 7 and 9 of Form 8-K.

A Current Report on Form 8-K, dated September 8, 2004, was submitted announcing plans to merge the residential mortgage loan origination activities of its wholly–owned subsidiary TCF Mortgage Corporation (TCFMC) into TCF National Bank under Item 8.01, filed under Item 9.01 of Form 8-K.

A Current Report on Form 8-K, dated September 28, 2004, was submitted providing updated information related to an $18.8 million equity interest in a leveraged lease covering a Boeing 767-300 aircraft leased to Delta Airlines, Inc. , filed under Item 8.01 of Form 8-K.

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

Dated: November 1, 2004

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(j)*

Supplemental Employee Retirement Plan, as amended and restated effective July 21, 1997 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 001-10253]; as amended effective September 30, 1998 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; as further amended on May 11, 1999 [incorporated by reference to Exhibit 10(m) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 001-10253]; as further amended by amendment adopted January 24, 2000 [incorporated by reference to Exhibit 10(l) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 001-10253]; as further amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 22, 2001 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No.001-10253] ; and as amended by amendment effective as of  January 20, 2003 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, No. 001-10253]; and as amended by amendment effective as of  May 30, 2003 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]; and as amended effective July 20, 2004 to separate the Plan into the Supplemental Employee Retirement Plan for TCF Cash Balance Pension Plan (Exhibit 10(u)) and the Supplemental Employee Retirement Plan-ESPP Plan

10(n)*

Directors Stock Program [incorporated by reference to Program filed with registrants definitive proxy statement dated March 22, 1996, No. 001-10253]; amendment adopted June 20, 1998 [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-01253]; amendment adopted July 19, 2004

10(u)*	Supplemental Employee Retirement Plan for TCF Cash Balance Pension Plan, as adopted effective July 20, 2004 (previously part of the Supplemental Employee Retirement Plan at Exhibit 10(j))

31*	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32*	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

*  Filed herein