Form 10-K
period 2004-12-31
TCF FINANCIAL CORP
filed 2005-02-28
CIK 814184

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended

December 31, 2004

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

As of January 31, 2005 the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was $3,288,734,727.

As of January 31, 2005, there were outstanding 136,486,506 shares of the registrant’s common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s annual report to shareholders for the year ended December 31, 2004 are incorporated by reference into Parts I, II and IV hereof.

Specific portions of the registrant’s definitive proxy statement dated March 16, 2005 are incorporated by reference into Part III hereof.

PART I

ITEM 1.       BUSINESS

GENERAL

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation based in Wayzata, Minnesota, is the holding company of TCF National Bank which operates in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana.  At December 31, 2004, TCF had total assets of $12.3 billion and was the 44th largest publicly traded bank holding company in the United States based on total assets as of September 30, 2004.  Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries.  References herein to the “Holding Company” or “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis.  Where information is incorporated in this report by reference to TCF’s 2004 Annual Report, only those portions specifically identified are so incorporated.

TCF’s products include commercial, small business, consumer and residential mortgage loans and deposit products, leasing and equipment finance, securities brokerage and investment and insurance services. TCF’s primary focus is on the delivery of retail and commercial banking products in markets served by TCF National Bank.  Some of its products, such as its commercial equipment loans and leases, are offered in markets outside areas served by TCF National Bank. See “Overview” on page 18 of TCF’s 2004 Annual Report, incorporated herein by reference, for additional information concerning TCF’s business and strategies.

TCF has significantly expanded its retail banking franchise in recent periods and had 430 retail banking branches at December 31, 2004. This expansion includes TCF’s January 1998 acquisition of 76 branches and 178 automated teller machines (“ATMs”) in Jewel-Osco stores in the Chicago, Illinois area. During 2004, TCF opened 30 new branches, consisting of 19 new traditional bank branches and 11 new supermarket bank branches.  TCF anticipates opening 29 new branches, consisting of 22 new traditional branches, five new supermarket branches and two campus branches, during 2005.  The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking.  Success in the supermarket branches is also dependent on the success and viability of the supermarket branch locations.  Economic slowdown, financial or labor difficulties in the supermarket industry may reduce customer activity and therefore reduce activity in TCF’s supermarket branches.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations.  A key driver of non-interest income growth is growth in checking accounts.  In addition to low or non-interest-bearing deposit balances, these accounts generate significant fee revenue for TCF.  Fee revenue per retail checking account was $232 for 2004, up from $227 in 2003.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  See “Management’s Discussion and Analysis — Consolidated Income Statement Analysis – Non-Interest Income” on pages 26 through 30 and “Management’s Discussion and Analysis — Forward-Looking Information” on page 47 of TCF’s 2004 Annual Report, incorporated herein by reference, for additional information.

At December 31, 2004, TCF operated 101 bank branches in Minnesota, 197 in Illinois, 34 in Wisconsin, 60 in Michigan, 32 in Colorado and six in Indiana.  TCF strives to develop innovative banking products and services.  Of TCF’s 430 bank branches, 248 were supermarket bank branches at December 31, 2004.  Supermarket bank branches provide TCF with additional locations for the sale of its consumer products and services, including deposits and loans, at a relatively low entry cost.  TCF’s “Totally Free”SM checking accounts and other deposit products provide it with a significant source of low-interest cost funds and fee income.  During 2000, TCF introduced TCFExpress.com, its online banking service for customers.  In 2001, TCF expanded online banking services by offering “Totally Free Online” services through TCFExpress.com.  In 2003, TCF introduced “TCF Check Cashing” a convenient, economical, and full service check cashing service for non-bank customers.  In addition to providing a valuable customer service, the product also gives TCF an opportunity to introduce these customers to its checking account products.  In 2004, TCF created the “TCF Miles PlusSM Card”, a free non-revolving credit card that is attached to a checking account.  This free card offers points that may be redeemed for airline travel on virtually any airline, anytime, anywhere with the option to use points to purchase merchandise from a leading internet retailer. At December 31, 2004, TCF had 1,141 machines in its ATM network generally located in areas served by TCF National Bank and, also offers its customers an automated telephone banking system.

Federal legislation imposes numerous legal and regulatory requirements on financial institutions.  Among the most significant of these requirements are minimum regulatory capital levels.  TCF and TCF National Bank exceed all current minimum regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”). See “REGULATION.”

As a federally chartered national bank, TCF National Bank is subject to regulation and examination by the OCC and, in certain cases, by the Federal Deposit Insurance Corporation (“FDIC”).  TCF National Bank’s deposits are insured to $100,000 by the FDIC and, as such, is subject to regulations promulgated by the FDIC.  TCF National Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines, and is also a member bank within its Federal Reserve district.  TCF Financial is a financial holding company and is subject to regulation and examination by the FRB.  See “SOURCES OF FUNDS – Borrowings” and “REGULATION — Regulation of TCF Financial and Affiliate and Insider Transactions.”

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

See “Management’s Discussion and Analysis — Consolidated Financial Condition Analysis – Loans and Leases” on pages 32 through 36 and Note 6 of Notes to Consolidated Financial Statements on pages 57 and 58 of TCF’s 2004 Annual Report, incorporated herein by reference, for additional information regarding TCF’s loan and lease portfolios.

Consumer Lending

TCF makes consumer loans for personal, family or household purposes, such as debt consolidation or the financing of home improvements, automobiles, vacations and education.  Consumer loans totaled $4.4 billion at December 31, 2004, with $1.7 billion, or 38%, having fixed interest rates and $2.7 billion, or 62%, having variable interest rates tied to the prime rate.

TCF’s consumer lending activities include primarily home equity real estate secured loans as well as loans secured by personal property.  To a limited extent, TCF may also make unsecured personal loans.  Each of these loan types can be made on a revolving credit or fixed term basis.  Consumer loan customers generally have higher debt-to-income ratios, and therefore, these loans pose a higher risk of loss than residential mortgage loans.  Unlike conventional first mortgage loans, consumer home equity loans also tend to have a higher loan-to-value ratio and do not carry private mortgage insurance.  Consumer loans having floating interest rates also present a credit risk as a result of increased costs to borrowers in the event of a rise in interest rates.  Consumer loans secured by real estate may present additional credit risk in the event of a decline in the value of real estate collateral.  Higher loan-to-value ratio consumer loans may carry a higher level of credit risk than loans with a lower loan-to-value ratio.   Many of these loans are secured by a first lien on the home and include an advance to pay off an existing first lien mortgage loan.  A decline in home values may have an adverse impact on TCF’s results by increasing credit risk and the risk of potential loss.  For additional information on consumer lending, see “Management’s Discussion and Analysis — Consolidated Financial Condition Analysis – Loans and Leases” on pages 32 through 36 of TCF’s 2004 Annual Report, incorporated herein by reference.

TCF originates education loans for resale.  TCF had $154.3 million of education loans held for sale at December 31, 2004, compared with $234.3 million at December 31, 2003.  TCF generally retains the education loans it originates until they are fully disbursed.  Under an agreement with the Student Loan Marketing Association (“SLMA”), TCF can sell the education loans to SLMA once they are fully disbursed, but must sell the education loans to SLMA before they go into repayment status.  These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF.  TCF’s future education loan origination activity will be dependent on continued support of guaranteed student loan programs by the U.S. Government and TCF’s ability to continue to sell such loans to SLMA or other parties.  Federal legislation has limited the role of private lenders in originating education loans and has reduced the profitability of this activity, and future legislation could further reduce the profitability or volume of TCF’s education loan originations.

Commercial Real Estate Lending

TCF originates loans secured by commercial real estate including, to a lesser extent, commercial real estate construction loans, generally to borrowers based in its primary markets.  At December 31, 2004, variable and adjustable-rate loans represented 83.2% of commercial real estate loans outstanding.  See “Management’s Discussion and Analysis — Consolidated Financial Condition Analysis – Loans and Leases” on pages 32 through 36 of TCF’s 2004 Annual Report, incorporated herein by reference, for additional information regarding the types of properties securing TCF’s commercial real estate loans.

At December 31, 2004, TCF’s commercial construction and development loan portfolio totaled $196.7 million.  Construction and permanent commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers. In addition, the nature of these loans is such that they can be less predictable and more difficult to evaluate and monitor.

Commercial Business Lending

TCF originates commercial business loans in order to increase its short-term, variable-rate asset base and to contribute to its profitability through the higher rates earned on these loans and the marketing of other bank products.  Commercial business loans may be secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis.  TCF is seeking to expand its commercial business lending activity.  TCF’s commercial business lending activities encompass loans with a broad variety of purposes, including working capital loans and loans to finance the purchase of equipment or other acquisitions.  As part of its commercial business and commercial real estate lending activities, TCF also issues standby letters of credit.  At December 31, 2004, TCF had 149 such standby letters of credit outstanding in the aggregate amount of $45.2 million.

Although commercial business lending can pose the same increased risks posed by commercial real estate lending activity, TCF concentrates on originating commercial business loans primarily to middle-market companies based in its primary markets with borrowing requirements of less than $15 million.  Substantially all of TCF’s commercial business loans outstanding at December 31, 2004 were to borrowers based in its primary markets.

Leasing and Equipment Finance

TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse types of small to large companies.  At December 31, 2004, TCF’s leasing and equipment finance portfolio totaled $1.4 billion, including $334.4 million of loans and $1.1 billion of leases.  TCF’s leasing and equipment finance businesses, Winthrop Resources Corporation (“Winthrop”) and TCF Leasing, Inc. (“TCF Leasing”), operate in all 50 states.  Winthrop primarily leases technology and data processing equipment to companies nationwide. Technology spending has slowed during the past few years due to a variety of issues, including general economic uncertainty.  In addition, the low interest rate environment and temporary tax law changes have led many companies to consider the viability of purchasing technology versus Winthrop’s value-added lease alternative.  These factors have contributed to reduced levels of new lease originations at Winthrop.  TCF continues to focus attention on increasing sales efforts at Winthrop to increase overall portfolio balances.  In 1999, TCF expanded its leasing operations with the launch of TCF Leasing, Inc. (“TCF Leasing”), a de novo leasing and equipment finance business. In March 2004, TCF Leasing acquired VGM Financial Services (“VGM”), a company specializing in home medical equipment financing.

TCF funds most of its leases internally, and consequently retains the credit risk on such leases.  TCF also may arrange permanent financing of certain leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates.  At December 31, 2004, $48.5 million, or 4.4%, of TCF’s lease portfolio was discounted on a non-recourse basis with other financial institutions, compared with $66.4 million, or 7.4%, at December 31, 2003.  Discounted proceeds from assignment of lease rentals are equal to the present value of the remaining lease payments due under the lease, at an interest rate charged by the other financial institutions.  Interest rates for this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the lease customer, the terms of the lease and the prevailing interest rates.  For a lease discounted on a non-recourse basis, the other financial institution has no recourse against TCF unless TCF is in default under the terms of the agreement under which the lease and the leased equipment are assigned to the other financial institution as collateral.  The other financial institution may, however, take title to the collateral in the event the customer fails to make lease payments or if certain other defaults by the lease customer occur under the terms of the lease.  For additional information on leasing and equipment finance, see “Management’s Discussion and Analysis — Consolidated Financial Condition Analysis – Loans and Leases” on pages 32 through 36 of TCF’s 2004 Annual Report, incorporated herein by reference.

Included in the investment in leveraged leases, at December 31, 2004 is a 100% equity interest in a Boeing 767-300 aircraft leased to Delta Airlines, Inc. (“Delta”).  The investment in leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of the leased assets less related unearned income.  TCF has no obligation for principal and interest on the notes representing the third-party participation related to this leveraged lease.  However, these noteholders have a security interest in the aircraft which is superior to TCF’s equity interest.  Such notes, which totaled $19.2 million at December 31, 2004, down from $22.6 million at December 31, 2003, are recorded as an offset against the related rental receivable.  In January 2005, these notes were further reduced to $15.6 million after Delta made its scheduled payment.  During the second quarter of 2004, TCF completed its annual review of the lease residual value assumption for this aircraft and reduced the estimated residual value by $4.4 million.  As required under Statement of Financial Accounting Standards  (“SFAS”) No. 13, “Accounting for Leases,” TCF recognized an impairment charge of $1.6 million which was recorded in other non-interest expense.  The remaining reduction will be amortized through reduced yield on the investment over the remaining years of the lease.  In 2004, TCF downgraded its credit rating on the aircraft leveraged lease, classified its investment as substandard and placed the lease on non-accrual status.  Although Delta is current on its payments related to this transaction, if Delta declares bankruptcy, it would likely result in the charge-off of TCF’s $18.8 million investment in the leveraged lease and the current payment of previously deferred income tax obligations.  This lease represents TCF’s only material direct exposure to the commercial airline industry.  Reduced airline travel, higher oil prices, changes in airline fare structures and other factors have adversely impacted the airline industry and could have an adverse impact on Delta’s ability to meet its lease obligations and on the residual value of the aircraft.

TCF’s leasing and equipment finance businesses invest in limited partnerships that are formed to operate or invest in qualified affordable housing projects. Leasing and equipment finance had $49 million and $41.8 million invested in affordable housing limited partnerships at December 31, 2004 and 2003, respectively.  Leasing and equipment finance invests in these partnerships for tax credits and tax losses that are guaranteed by a AAA-rated company. For more information on investments in affordable housing limited partnerships, see Note 1 of the Notes to Consolidated Financial Statements on pages 53 through 56 of TCF’s 2004 Annual Report, incorporated herein by reference.

Residential Mortgage Lending

TCF’s residential mortgage loan originations (first mortgage loans for financing one- to four-family homes) are predominantly secured by properties in Minnesota, Illinois, Wisconsin, Michigan and Colorado.  TCF engaged in both fixed-rate and adjustable-rate residential mortgage lending.  Adjustable-rate residential mortgage loans held in TCF’s portfolio totaled $226.9 million, or 22.4%, of residential loans at December 31, 2004, compared with $312.4 million, or 25.8%, of residential loans at December 31, 2003.

During the third quarter of 2004, TCF announced a restructuring of its mortgage banking business and ceased wholesale originations.  The retail origination function was downsized and integrated with TCF’s consumer lending business in the fourth quarter of 2004.  TCF’s mortgage banking business no longer originates any new loans.  TCF continues to service the remaining portfolio of mortgage loans for third party investors.  TCF may also from time to time purchase or sell servicing rights on residential mortgage loans. In 2004, TCF sold $125.1 million of servicing rights and recorded a gain of $706 thousand.  No bulk servicing purchases or sales occurred in 2003 or 2002.  At December 31, 2004, 2003 and 2002, TCF serviced residential mortgage loans for others totaling $4.5 billion, $5.1 billion and $5.6 billion, respectively.

Adjustable-rate residential mortgage loans retained by TCF have various adjustment periods and generally provide for limitations on the amount the rate may adjust on each adjustment date, as well as the total amount of adjustments over the lives of the loans.  Accordingly, while this portfolio of loans is interest rate sensitive, it may not be as interest rate sensitive as TCF’s cost of funds.  In addition to such interest rate risk, TCF faces credit risks resulting from potential increased costs to borrowers as a result of rate adjustments on adjustable-rate loans in its portfolio. Such adjustments depend upon the magnitude and frequency of shifts in market interest rates, and some adjustable-rate residential real estate loans originated by TCF in prior periods do not provide for limitations on rate adjustments.  Credit risk may also result from declines in the value of underlying real estate collateral.  See discussion below under “— Classified Assets, Loan and Lease Delinquencies and Defaults.”

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

The allowance for loan and lease losses involves estimates and management’s judgment regarding a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio and general economic conditions.  The Company considers the allowance for loan and lease losses adequate to cover losses inherent in the loan and lease portfolios.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant increases in the allowance for loan and lease losses.  Expansion of the Company’s consumer lending and other lending and leasing operations creates increased exposure to increases in delinquencies, repossessions, foreclosures and losses that generally occur during economic downturns or recessions, or that may result from decreased profits affecting particular industry segments.

Adverse economic developments are also likely to adversely affect commercial lending and leasing operations and increase the risk of loan defaults and credit losses on such loans and leases.  Carrying values of foreclosed commercial real estate properties are generally based on appraisals prepared by certified or licensed appraisers.  Although TCF conducts a review of external commercial real estate appraisals it receives, weaknesses in real estate markets may result in declines in property values and the sale of properties at less than previously estimated values, resulting in additional charge-offs.  TCF recognizes the effect of such events in the periods in which they occur.

Additional information concerning TCF’s allowance for loan and lease losses is set forth in “Management’s Discussion and Analysis — Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses” on pages 36 through 38, in Note 1 of Notes to Consolidated Financial Statements on pages 53 through 56 and in Note 7 of Notes to Consolidated Financial Statements on page 59 of TCF’s 2004 Annual Report, incorporated herein by reference.  Additional information regarding non-accrual loans and leases, accruing loans and leases 90 days or more past due and potential problem loans is set forth in “Management’s Discussion and Analysis — Consolidated Financial Condition Analysis – Non-Performing Assets” on pages 38 and 39, “Management’s Discussion and Analysis — Consolidated Financial Condition Analysis – Past Due Loans and Leases” on page 39 and “Management’s Discussion and Analysis — Consolidated Financial Condition Analysis – Potential Problem Loans and Leases” on page 40 of TCF’s 2004 Annual Report, incorporated herein by reference.

INVESTMENT ACTIVITIES

TCF National Bank has authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers’ acceptances and federal funds.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the returns on loans and leases.  TCF National Bank must also meet reserve requirements of the FRB, which are imposed based on amounts on deposit in various deposit categories.

Information regarding the carrying values and fair values of TCF’s investments and securities available for sale is set forth in Notes 3 and 4 of Notes to Consolidated Financial Statements on pages 56 and 57 of TCF’s 2004 Annual Report, incorporated herein by reference.

SOURCES OF FUNDS

Deposits

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes.  Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, money market conditions and other factors.  Consumer, small business and commercial deposits are attracted principally from within TCF’s primary market areas through the offering of a broad selection of deposit instruments including consumer, small business and commercial demand deposit accounts, interest-bearing checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.  Since deposits are concentrated in Minnesota, Illinois, Wisconsin, Michigan and Colorado, adverse economic conditions within these states could result in greater difficulty in attracting deposit account customers and balances.

TCF’s marketing strategy emphasizes attracting core deposits held in checking, savings, money market and certificate of deposit accounts.  These accounts are a source of low-interest cost funds and provide significant fee income. The composition of TCF’s deposits has a significant impact on the overall cost of funds.  Checking, savings and money market accounts comprised 81.6% of total deposits at December 31, 2004.  There were over 2.1 million retail checking, savings and money market accounts at December 31, 2004, compared with approximately 2 million and 1.9 million such accounts at December 31, 2003 and 2002, respectively.

Information concerning TCF’s deposits is set forth in “Management’s Discussion and Analysis — Consolidated Financial Condition Analysis – Deposits” on page 41 and in Note 11 of Notes to Consolidated Financial Statements on pages 61 and 62 of TCF’s 2004 Annual Report, incorporated herein by reference.

Borrowings

Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or net deposit outflows, or to support expanded activities.  These borrowings include FHLB advances, repurchase agreements, subordinated bank notes and other borrowings.

The FHLB System functions as a central reserve bank providing credit for financial institutions through a regional bank located within a particular financial institution’s assigned region.  TCF National Bank is a member of the FHLB system, is required to own a minimum level of FHLB capital stock and is authorized to apply for advances on the security of such stock, mortgage-backed securities, loans secured by real estate and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met.  TCF’s FHLB advances totaled $1.6 billion at December 31, 2004, compared with $870.5 million at December 31, 2003. FHLB advances are made pursuant to several different credit programs.  Each credit program has its own interest rates and range of maturities.  The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances.  Acceptable uses prescribed by the FHLB include meeting short-term liquidity needs.  In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB’s assessment of the institution’s creditworthiness.

As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements with major investment banks or the FHLB utilizing government securities or mortgage-backed securities as collateral.  Repurchase agreements totaled $1.2 billion at December 31, 2004, unchanged from December 31, 2003.  Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a repurchase agreement.  The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and TCF enters into repurchase agreements only with institutions with a satisfactory credit history.

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

During the second quarter of 2004, TCF National Bank (“TCF Bank”), a wholly-owned subsidiary of TCF, issued $75 million of subordinated notes due in 2014.  These notes qualify as Tier 2 or supplemental capital for regulatory purposes, subject to certain limitations.  TCF Bank paid the proceeds from the offering to TCF to be used for general corporate purposes, which may include repurchases in the open market of TCF common stock.

Information concerning TCF’s FHLB advances, repurchase agreements, subordinated bank notes and other borrowings is set forth in “Management’s Discussion and Analysis — Consolidated Financial Condition Analysis – Borrowings” on page 42 and in Notes 12 and 13 of Notes to Consolidated Financial Statements on pages 62 through 64 of TCF’s 2004 Annual Report, incorporated herein by reference.

BUSINESS RISKS

Like all financial companies, TCF’s business and results of operations are subject to a number of risks, many of which are outside of TCF’s control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact TCF’s business and future results of operations.

Changes in interest rates could negatively impact TCF’s financial condition and results of operations.

TCF’s results of operations depend substantially on net interest income, which results from the difference between interest earned on interest-earning assets, such as investments, loans, and leases, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors, including Federal Reserve monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If TCF’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income.

TCF’s consumer and commercial loans tied to a floating interest rate (prime or LIBOR) have increased $669 million in 2004.  This is primarily due to TCF meeting customer demand by offering variable-rate loans.  TCF also provides fixed- and adjustable-rate commercial and consumer loans, which increased by $320 million in 2004.  Fixed-rate loans increase TCF’s exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Floating-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, TCF’s results of operations could be negatively impacted.

TCF’s one-year adjusted interest rate gap was a positive $585.3 million, or 4.7%, of total assets at December 31, 2004, compared with a positive $161.3 million, or 1%, of total assets at December 31, 2003.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing.  TCF has managed the change in interest rates by taking certain steps to reposition the balance sheet for a rising short-term interest rate environment, but there can be no assurance that short-term interest rates will indeed rise.  If interest rates remain at current levels or decrease, the net interest margin may compress and net interest income may decline.

Changes in interest rates also can affect the value of loans and other interest-rate sensitive assets, including retained interests in mortgage servicing rights, and TCF’s ability to realize gains on the sale of assets.  This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and increased loan loss reserve requirements which could have a material adverse effect on TCF’s results of operations.

Although fluctuations in market interest rates are neither completely predictable nor controllable, TCF’s Asset/ Liability Committee regularly monitors TCF’s interest rate risk position and oversees its financial risk management by establishing policies and operating limits.

Changes in interest rates or prepayment speeds could negatively impact TCF’s residential mortgage servicing portfolio and related mortgage servicing rights.

The capitalization, amortization and impairment of mortgage servicing rights are subject to significant estimates.  These estimates are based upon loan types, note rates and prepayment speed assumptions.  Changes in interest rates or prepayment speeds may have a material effect on the net carrying value of mortgage servicing rights.  In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights declines. During 2004, TCF experienced a decline in refinance activity, driven by an increase in mortgage interest rates.  At December 31, 2004, TCF’s capitalized mortgage servicing rights, net of valuation allowance, totaled $46.4 million with an estimated fair value of $55.9 million.  In 2004, TCF recorded amortization and provision for impairment of mortgage servicing rights of $13.1 million and $1.5 million, respectively.

Declines in home values in TCF’s markets could adversely impact results from operations.

Like all banks, TCF is subject to the effects of any economic downturn, and in particular, a significant decline in home values in TCF’s markets could have a negative effect on results of operations.  At December 31, 2004, TCF had $4.4 billion of consumer home equity loans with a weighted average loan-to-value ratio for the portfolio of 75%.  In addition, at December 31, 2004, TCF had $1 billion in residential real estate loans with a weighted average loan-to-value ratio of 53%.  A significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

TCF’s leasing and equipment finance activities.

TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed in service as well as the decline in equipment values for equipment previously placed in service.  In addition, the majority of TCF’s leasing and equipment finance portfolio has been originated during recent years, and consequently the performance of this portfolio may not be reflective of future results and credit quality.  A portion of TCF’s equipment leasing portfolio consists of titled motor vehicles.  Like all lessors of motor vehicles, TCF is exposed to certain state statutes which impose vicarious liability on owners of motor vehicles for accidents related to those vehicles.  TCF attempts to mitigate this risk by requiring its lessees to furnish proof of underlying motor vehicle liability insurance prior to commencement of the lease and throughout the term of the lease and through its own insurance coverages.

As previously discussed in the “Leasing and Equipment Finance” section of “Lending Activities,” the investment in leveraged leases at December 31, 2004 consists of a 100% equity interest in a Boeing 767-300 aircraft leased to Delta Airlines.  The investment in leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of the leased assets less related unearned income.  TCF has no obligation for principal and interest on the notes representing the non-recourse debt related to this leveraged lease.  However, these noteholders have a security interest in the aircraft which is superior to TCF’s equity interest.  Such notes, which totaled $19.2 million at December 31, 2004, down from $22.6 million at December 31, 2003, are recorded as an offset against the related rental receivable.  In January 2005, these notes were further reduced to $15.6 million after Delta made its scheduled payment.  During the second quarter of 2004, TCF completed its annual review of the lease residual value assumption for this aircraft and reduced the estimated residual value by $4.4 million.  As required under Statement of Financial Accounting Standards  (“SFAS”) No. 13, “Accounting for Leases,” TCF recognized an impairment charge of $1.6 million which was recorded in other non-interest expense.  The remaining reduction will be amortized through reduced yield on the investment over the remaining years of the lease as prescribed by SFAS No. 13.  In 2004, TCF downgraded its credit rating on the aircraft leveraged lease and classified its investment as substandard and placed the lease on non-accrual status.  Although Delta is current on its payments related to this transaction, if Delta declares bankruptcy, it would likely result in the charge-off of TCF’s $18.8 million investment in the leveraged lease and the current payment of previously deferred income tax obligations.  This lease represents TCF’s only material direct exposure to the commercial airline industry.  Reduced airline travel, higher oil prices, changes in airline fare structures, and other factors have adversely impacted the airline industry and could have an adverse impact on Delta’s ability to meet its lease obligations and on the residual value of the aircraft.

The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking and the continued success and viability of TCF’s supermarket partners.

Beginning in 1998, TCF has significantly expanded its retail banking franchise and had 430 retail branches at December 31, 2004.  Since January 1, 1998, TCF has opened 258 new branches, of which 197 were supermarket locations.  At December 31, 2004, TCF had 248 supermarket branches, representing 57.7% of all retail branches.  Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth in both deposits and lending products.  The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking as well as the continued success and viability of TCF’s supermarket partners and TCF’s ability to maintain licenses or lease agreements for its supermarket locations.  TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner.  Also, an economic slowdown, financial or labor difficulties in the supermarket industry may reduce activity in TCF’s supermarket branches.  TCF is subject to the risk, among others, that its license for additional locations could be terminated in the future in connection with the sale or closure of a location by the supermarket owner.

Changes in customers’ behavior regarding use of checking accounts could result in lower fee revenue, higher borrowing costs, and higher operational costs for TCF.

TCF obtains a large portion of its revenue from checking accounts and depends on low cost checking accounts as a significant source of funds.  Changes in customers’ behavior regarding use of checking accounts could result in lower fee revenue, higher borrowing costs, and higher operational costs, such as deposit losses, for TCF.  Small decreases in non-sufficient funds incident rates could have a significant negative effect on TCF’s fee revenue.  In addition, competition from other financial institutions could result in higher numbers of closed accounts and increased account acquisition costs.  TCF actively monitors customer behavior and adjusts policies and marketing efforts accordingly to attract new and retain existing checking account customers.

Future debit card revenues may be impacted by debit card class action litigation against Visa U.S.A. Inc. (“Visa”) and MasterCard®.

TCF is an issuer of Visa-branded debit cards.  Class action lawsuits brought by various retail merchants against Visa and MasterCard® challenging rules imposed by Visa and MasterCard governing the acceptance of debit and credit cards by merchants were settled in 2003.  Under the settlement reached by Visa, interchange rates were lowered effective August 1, 2003 for many merchants resulting in an immediate adverse impact on TCF’s debit card revenues.  Additionally, as part of the settlement, Visa established new higher interchange rates which took effect in February 2004.  Class action litigation brought by certain merchants who chose not to participate in this settlement remains pending.  In October 2004, the United States Supreme Court decided not to hear an appeal of a ruling that Visa and MasterCard may not bar member banks from issuing cards on rival networks.  Rival card networks, such as Discover and American Express, have brought or are considering bringing private legal action against Visa and MasterCard.  Visa is a defendant in several other legal actions.  The ultimate impact of any such litigation cannot be predicted at this time.  The continued success of TCF’s debit card program is dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its debit cards.

New or revised tax, accounting, and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations, and financial condition.

The financial services industry is extensively regulated. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit a financial company’s shareholders. These laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in this report under the heading “REGULATION.” These regulations, along with the currently existing tax and accounting laws, regulations, rules, and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. Current events that may not have a direct impact on TCF, such as accounting improprieties, may result in the adoption of substantive revisions to laws, regulations, rules, and standards. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on TCF’s business, results of operations, and financial condition, the effect of which is impossible to predict at this time.

Non-compliance with USA Patriot Act, Bank Secrecy Act or other laws and regulations could result in fines or sanctions of TCF.

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions.  During the last year several banking institutions have received large fines for non-compliance with these laws and regulations.  TCF has developed policies and procedures designed to ensure compliance with these laws and regulations.

The extended disruption of vital infrastructure could negatively impact TCF’s business, results of operations, and financial condition.

TCF’s operations depend upon, among other things, its technological and physical infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of TCF’s control, could have a material adverse impact either on the financial services industry as a whole, or on TCF’s business, results of operations, and financial condition.

If TCF’s real estate investment trust (REIT) affiliate fails to qualify as a REIT, or should states enact legislation taxing these or related entities, TCF will be subject to a higher consolidated effective tax rate.

TCF has a REIT and a related foreign operating company that acquire, hold and manage mortgage assets and other authorized investments to generate income.  These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REIT and related companies must meet specific provisions of the Internal Revenue Code (“IRC”) and state tax laws. If these companies fail to meet any of the required provisions of Federal and state tax laws, TCF’s tax expense could increase.  TCF’s related companies have included companies that operate under provisions of the laws in certain states in which TCF operates (including Minnesota and Illinois) that allow deductions for income derived from foreign operating companies.  Use of these companies has been the subject of administrative audit reviews, litigation involving parties unrelated to TCF that is currently pending in the Minnesota Supreme Court and proposed legislative change.  Unfavorable developments in any of these areas could substantially increase TCF’s state tax liability.

TCF’s consolidated financial statements conform with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.   Actual results could differ from those estimates.

TCF’s consolidated financial statements include estimates related to accruals of income and expenses and determination of fair values or carrying values of certain, but not all, assets and liabilities. These estimates are based on information available to management at the time the estimates are made. Factors involved in these estimates, such as estimates based on prevailing interest rates and prepayment speeds that can affect the carrying value of mortgage servicing rights, could change in the future and lead to a change in estimates that could have a material impact on TCF’s consolidated results of operations or financial condition.  For further information relating to critical accounting estimates, see “Management’s Discussion and Analysis — Summary of Critical Accounting Estimates” on page 46 of TCF’s 2004 Annual Report, incorporated herein by reference.

OTHER INFORMATION

Activities of Subsidiaries of TCF Financial Corporation

TCF’s business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF’s consolidated financial statements.  TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings.  During the year ended December 31, 2004, TCF’s subsidiaries, other than TCF National Bank, were principally engaged in the following activities:

Leasing – Winthrop and TCF Leasing provide a broad range of comprehensive lease and equipment finance products.  Winthrop leases technology and data processing equipment to companies nationwide.  TCF Leasing specializes in the leasing and financing of manufacturing and construction equipment along with specialty vehicles and home medical equipment in key markets in various regions of the United States, and through its TCF Express Leasing Division, also engages in equipment leasing to small and growing businesses.  TCF’s leasing and equipment finance businesses operate in all 50 states.

Mortgage Banking – During the third quarter of 2004, TCF announced a restructuring of its mortgage origination businesses and ceased wholesale originations.  The retail origination function was downsized and integrated with TCF’s consumer lending business in the fourth quarter of 2004.  TCF’s mortgage banking business no longer sells loans in the secondary market.  TCF continues to service the remaining portfolio of mortgage loans for third party investors.

Insurance and Investment Services – TCF Financial Insurance Agency, Inc. is an insurance agency engaging in the sale of fixed-rate, single premium tax-deferred annuities and life insurance products.  TCF Investments, Inc. engages in the sale of non-proprietary mutual fund products, in the sale of variable-rate, single premium tax-deferred annuities and in online and broker-assisted securities sales activity.

Additionally, TCF National Bank has a Real Estate Investment Trust (REIT) subsidiary and a related foreign operating company formed to assist in the centralized management of mortgage related assets.

Recent Accounting Developments

See “Management’s Discussion and Analysis — Recent Accounting Developments” on page 46 and “Management’s Discussion and Analysis — Legislative, Legal and Regulatory Developments” on pages 46 and 47 of TCF’s 2004 Annual Report, incorporated herein by reference.

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

Employees

As of December 31, 2004, TCF had 8,449 employees, including 2,777 part-time employees.  TCF provides its employees with a comprehensive program of benefits, some of which are provided on a contributory basis, including comprehensive medical and dental plans, life insurance, accident insurance, short- and long-term disability coverage and a 401(k) savings plan with a company matching contribution.

REGULATION

The banking industry is generally subject to extensive regulatory oversight.  TCF Financial, as a publicly held financial holding company, and TCF National Bank, as a national bank with deposits insured by the FDIC, are subject to a number of laws and regulations.  Many of these laws and regulations have undergone significant change in recent years.  See “Management’s Discussion and Analysis — Legislative, Legal and Regulatory Developments” on pages 46 and 47 of TCF’s 2004 Annual Report, incorporated herein by reference.  These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements.  Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty.

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

TCF Financial is currently required to maintain (i) Tier 1 capital equal to at least four percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to eight percent of risk-weighted assets.  The FRB also requires financial holding companies to maintain a minimum Tier 1 “leverage ratio” (measuring Tier 1 capital as a percentage of adjusted total assets) of at least three percent.  Higher leverage ratio requirements (minimum additional capital of 100 to 200 basis points) may be imposed for institutions that do not have the highest regulatory rating or that fail to meet certain other criteria.  At December 31, 2004, TCF believes it met all these requirements.  For more information on regulatory capital requirements, see Note 16 of Notes to Consolidated Financial Statements on pages 65 and 66 of TCF’s 2004 Annual Report, incorporated herein by reference.  The FRB has not advised TCF of any specific minimum Tier 1 leverage ratio applicable to it.

The FRB’s guidelines indicate that the FRB expects that financial holding companies experiencing internal growth or making acquisitions should maintain stronger capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.  In addition, the guidelines provide that the FRB will use Tier 1 leverage guidelines in its inspection and supervisory process and as part of its analysis of applications to be approved by the FRB (this would include applications relating to financial holding company activities, acquisitions or other matters).  The guidelines also indicate that the FRB will review the Tier 1 leverage measure periodically and will consider adjustments needed to reflect significant changes in the economy, financial markets and banking practices.  The OCC also imposes on TCF National Bank regulatory capital requirements that are substantially similar to those imposed by the FRB, and TCF believes TCF National Bank complied with all OCC regulatory capital requirements at December 31, 2004.

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

Restrictions on Distributions

Dividends or other capital distributions from TCF National Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial’s borrowings, or for its other cash needs.  TCF National Bank’s ability to pay dividends is dependent on regulatory policies and regulatory capital requirements.  The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies.  In general, TCF National Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net profits during a year combined with its retained net profits for the preceding two years without prior approval of the OCC.  TCF National Bank’s ability to make any capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities.  TCF National Bank’s ability to make any such distributions may also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods.  These capital adequacy standards may be higher than existing minimum capital requirements.  The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice.  In addition, tax considerations may limit the ability of TCF National Bank to make dividend payments in excess of its current and accumulated tax “earnings and profits” (“E&P”).  Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates.  See “Management’s Discussion and Analysis — Consolidated Financial Condition Analysis – Liquidity Management” on page 40 and Note 15 of Notes to Consolidated Financial Statements on page 65 of TCF’s 2004 Annual Report, incorporated herein by reference.

Regulation of TCF Financial and Affiliates and Insider Transactions

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

Insurance of Accounts; Depositor Preference

The deposits of TCF National Bank are insured by the FDIC up to $100,000 per insured depositor.  Substantially all of TCF’s deposits are Savings Association Insurance Fund (“SAIF”) insured, but TCF also has deposits insured by the Bank Insurance Fund (“BIF”).  The FDIC establishes deposit insurance rates to maintain a mandated designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits).  The reserve ratio calculated by the FDIC that was in effect at December 31, 2004 was 1.31% for BIF and 1.34% for SAIF.  In January 2005, the FDIC revised its reserve ratio calculation to 1.32% for BIF and 1.33% for SAIF.  The FDIC has established a risk-based deposit insurance assessment under which deposit insurance assessments are based upon an institution’s capital strength and supervisory condition, as determined by the institution’s primary regulator.  The annual insurance premiums on bank deposits insured by the BIF and SAIF may vary between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.  Annual insurance premiums have not been required for TCF for 2004, 2003, and 2002.  If the designated reserve ratio falls below the ratio set by the FDIC, the FDIC may be required to increase deposit insurance rates sufficient to maintain the designated level.  An increase in deposit insurance rates could have a material adverse effect on TCF, depending on the amount and duration of the increase.

In addition to risk-based deposit insurance assessments, assessments may be imposed on deposits insured by either the BIF or the SAIF to pay for the cost of Financing Corporation (“FICO”) funding.  FICO assessment rates for 2004 ranged from $.0146 to $.0154 per $100 of deposits annually for both BIF-assessable and SAIF-assessable deposits.  FICO assessments of  $1.1 million, $1.2 million and $1.2 million were imposed and expensed in other expense for 2004, 2003 and 2002, respectively.

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

The Community Reinvestment Act (“CRA”) and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice (“DOJ”) and other federal agencies are responsible for enforcing these laws and regulations.   A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.  The ultimate effects of the foregoing or other possible legal and regulatory developments cannot be predicted but may have an adverse impact on TCF.

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

TAXATION

Federal Taxation

The 3-year statute of limitations on TCF’s consolidated Federal income tax return is closed through 2000, with the exception of certain filed refund claims.

See “Management’s Discussion and Analysis — Consolidated Income Statement Analysis – Income Taxes” on page 31, Note 1 of Notes to Consolidated Financial Statements on pages 53 through 56 and Note 14 of Notes to Consolidated Financial Statements on page 64 of TCF’s 2004 Annual Report, incorporated herein by reference, for additional information regarding TCF’s income taxes.

State Taxation

TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions.  TCF’s primary banking activities are in the states of Minnesota, Illinois, Wisconsin, Michigan, Colorado and Indiana.  The tax rates in those jurisdictions are 9.8%, 7.3%, 7.9%, 1.9%, 4.6% and 8.5%, respectively.  The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction.  See “BUSINESS RISKS.”

AVAILABLE INFORMATION

TCF’s website, www.TCFExpress.com, includes free access to company news releases, investor presentations, TCF’s Annual Report and periodic filings required by the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports.  TCF’s Compensation/Nominating/Corporate Governance Committee and Audit Committee charters, Corporate Governance Guidelines and Code of Ethics are also available on this website.  Shareholders may request these documents in print by contacting the Corporate Secretary at TCF Financial Corporation, 200 Lake Street East, Mail Code EX0-03-A, Wayzata, MN 55391-1693.

FORWARD-LOOKING INFORMATION

This Form 10-K and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; ability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting policies and guidelines, or monetary, fiscal or tax policies of the federal or state governments; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values or a bankruptcy filing by Delta Airlines, the lessee under a leveraged lease in which TCF holds an equity interest; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties; adverse changes in securities markets; the risk that TCF could be unable to effectively manage the volatility of its mortgage servicing business, which could adversely affect earnings; and results of litigation or other significant uncertainties.  Investors should consult TCF’s Annual Report to Shareholders and reports on Forms 10-K, 10-Q and 8-K for additional important information about the Company.

ITEM 2.                                            PROPERTIES

Offices

At December 31, 2004, TCF owned the buildings and land for 132 of its bank branch offices, owned the buildings but leased the land for ten of its bank branch offices and leased or licensed the remaining 288 bank branch offices, all of which are well maintained.  The properties related to the bank branch offices owned by TCF had a depreciated cost of approximately $163.8 million at December 31, 2004.  At December 31, 2004, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $21 million.  In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $51.2 million at December 31, 2004.  For more information on premises and equipment, see Note 8 of Notes to Consolidated Financial Statements on page 59 of TCF’s 2004 Annual Report, incorporated herein by reference.

ITEM 3.                                            LEGAL PROCEEDINGS

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations.  TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collection activities.  From time to time, borrowers and other customers have also brought actions against TCF, in some cases claiming substantial amounts of damages.  Financial services companies are subject to the risk of class action litigation, and TCF has had such actions brought against it from time to time.  Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty.

Class action lawsuits were brought by various retail merchants against Visa and MasterCard® challenging rules imposed by Visa and MasterCard governing the acceptance of debit and credit cards by merchants.  In the second quarter of 2003, Visa reached a settlement of the litigation with the various retail merchants, which resulted in lower interchange rates effective August 1, 2003 for many retail merchants.  Additionally, as part of the settlement, Visa established new interchange rates which took effect in February 2004 and these rates increased slightly from the rates established August 1, 2003. Class action litigation brought by certain merchants who chose not to participate in this settlement remains pending.  In October 2004, the United States Supreme Court decided not to hear an appeal of a ruling that Visa and MasterCard may not bar member banks from issuing cards on rival networks.  Rival card networks, such as Discover and American Express, have brought or are considering bringing private legal action against Visa and MasterCard.  Visa is a defendant in several other legal actions.  The ultimate impact of any such litigation cannot be predicted at this time.  The continued success of TCF’s debit card program is dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its debit cards.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TCF’s common stock trades on the New York Stock Exchange under the symbol “TCB.”  The following table sets forth the high and low prices and dividends declared for TCF’s common stock.  The stock prices represent the high and low sale prices for the common stock on the New York Stock Exchange Composite Tape, as reported by The Wall Street Journal.  In 2004, TCF announced and completed a two-for-one stock split of its common stock in the form of a 100% stock dividend.  As a result of the two-for-one stock split, all prior period share and per share data have been restated.

		High	Low	Declared
2004
	First Quarter	$26.37	$23.92	$.1875
	Second Quarter	29.03	24.35	.1875
	Third Quarter	32.62	28.01	.1875
	Fourth Quarter	32.36	29.46	.1875

2003
	First Quarter	$22.89	$18.25	$.1625
	Second Quarter	21.27	18.45	.1625
	Third Quarter	24.86	19.76	.1625
	Fourth Quarter	27.13	23.91	.1625

As of January 31, 2005, there were approximately 9,850 record holders of TCF’s common stock.

The Board of Directors of TCF Financial has not adopted a formal dividend policy.  The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF’s common stock as justified by the financial condition of TCF.  The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF’s earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF National Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant.  In general, TCF National Bank may not declare or pay a dividend to TCF in excess of 100% of its net profits for that year combined with its retained net profits for the preceding two calendar years without prior approval of the OCC.  Restrictions on the ability of TCF National Bank to pay cash dividends or possible diminished earnings of the indirect subsidiaries of TCF Financial may limit the ability of TCF Financial to pay dividends in the future to holders of its common stock.  See “REGULATION — Regulatory Capital Requirements,”  “REGULATION  — Restrictions on Distributions” and Note 15 of Notes to Consolidated Financial Statements on page 65 of TCF’s 2004 Annual Report, incorporated herein by reference.  Federal income tax rules may also limit dividend payments under certain circumstances.  See “TAXATION,” and Note 14 of Notes to Consolidated Financial Statements on page 64 of TCF’s 2004 Annual Report, incorporated herein by reference.

The following table summarizes share repurchase activity for the quarter ended December 31, 2004:

	Shares Repurchased		Share Repurchase Authorization (1)
(Dollars in thousands)	Number	Average Price Per Share	Number
Balance, September 30, 2004			5,022,820
October 2004	645,000	$30.26	(645,000)
November 2004	925,000	31.04	(925,000)
December 2004	—		—
Balance, December 31, 2004	1,570,000	$30.72	3,452,820

(1)               The current share repurchase authorization was approved by the Board of Directors on July 21, 2003.  The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, 7.2 million shares.  This authorization does not have an expiration date.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The Other Financial Data on page 80 of TCF’s 2004 Annual Report, presenting selected quarterly financial data, is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and related notes appearing on pages 48 through 76 of TCF’s 2004 Annual Report, incorporated herein by reference.

ITEM 7.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis on pages 18 through 47 of TCF’s 2004 Annual Report, presenting management’s discussion and analysis of TCF’s financial condition and results of operations, is incorporated herein by reference.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about interest rate risk set forth on pages 43 through 45 of TCF’s 2004 Annual Report are incorporated herein by reference.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Management’s Report on Internal Control Over Financial Reporting, Reports of Independent Registered Public Accounting Firm and Other Financial Data set forth on pages 48 through 80 of TCF’s 2004 Annual Report are incorporated herein by reference.  See Index to Consolidated Financial Statements on page 21 of this report.

ITEM 9.                                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the

Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2004.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during 2004.  See “Management’s Report on Internal Control over Financial Reporting” on page 77 of TCF’s 2004 Annual Report, incorporated herein by reference.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.                                    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of TCF is set forth in the following sections of Item 1 of TCF’s definitive proxy statement dated March 16, 2005 and incorporated herein by reference:  Election of Directors; Background of the Nominees and Other Directors; Committee Memberships; Director Attendance; Director Independence; Compensation of Directors; TCF Stock Ownership of Directors, Officers and 5% Owners; Were All Stock Ownership Reports Timely Filed by TCF Insiders?; Background of Executives Who are Not Directors; Report of Compensation/Nominating/Corporate Governance Committee; Summary Compensation Table; Option Grants and Exercises; and Benefits for Executives.

Determination of Audit Committee Financial Expert

TCF’s Board of Directors is required to determine whether it has at least one audit committee financial expert and that the expert is independent.  An audit committee financial expert is a committee member who has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of these principles in connection with the accounting for estimates, accruals and reserves.  Additionally, this individual should have experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues present in TCF’s financial statements.  The member should also have an understanding of internal control over financial reporting as well as an understanding of audit committee functions.

The Board has determined that George G. Johnson, the Audit Committee Chairman, meets the requirements of an audit committee financial expert.  The Board has also determined that Mr. Johnson is independent.  Additional information regarding Mr. Johnson and other directors is set forth in the section Background of the Nominees and Other Directors of Item 1 of TCF’s definitive proxy statement dated March 16, 2005 and incorporated herein by reference.

Code of Ethics

TCF adopted a code of ethics for senior financial management in March 2003.  This code of ethics is available for review at the Company’s website at www.TCFExpress.com under the “Corporate Governance” section. Any changes to or waivers of violations of the code of ethics for senior financial management will be posted to the Company’s website.

ITEM 11.                                     EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of Item 1 of TCF’s definitive proxy statement dated March 16, 2005 and incorporated herein by reference: Compensation of Directors, Report of Compensation/Nominating/Corporate Governance Committee, Summary Compensation Table, Option Grants and Exercises and Benefits for Executives.

ITEM 12.                                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of TCF’s common stock by TCF’s directors, executive officers, and certain other shareholders is set forth in the sections entitled TCF Stock Ownership of Directors, Officers and 5% Owners and Were All Stock Ownership Reports Timely Filed by TCF Insiders? under Item 1 of TCF’s definitive proxy statement dated March 16, 2005 and incorporated herein by reference.

ITEM 13.                                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between TCF and management is set forth in the section entitled Certain Relationships and Related Transactions – What Related Party Transactions Included Directors?  under Item 1 of TCF’s definitive proxy statement dated March 16, 2005 and is incorporated herein by reference.

ITEM 14.                                     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures relating to audit and non-audit services provided by the Company’s independent public accounting firm is set forth in the section entitled Audit Committee Report under Item 3 of TCF’s definitive proxy statement dated March 16, 2005 and is incorporated herein by reference.

PART IV

ITEM 15.                                     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Dated: February 17, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM A. COOPER	Chairman of the Board, Chief Executive	February 17, 2005
William A. Cooper	Officer and Director

/s/ LYNN A. NAGORSKE	President, Chief Operating Officer and Director	February 17, 2005
Lynn A. Nagorske

/s/ NEIL W. BROWN	Executive Vice President and	February 17, 2005
Neil W. Brown	Chief Financial Officer
(Principal Financial Officer)

/s/ DAVID M. STAUTZ	Senior Vice President, Controller	February 17, 2005
David M. Stautz	and Assistant Treasurer
(Principal Accounting Officer)

/s/ WILLIAM F. BIEBER	Director	February 17, 2005
William F. Bieber

/s/ RODNEY P. BURWELL	Director	February 17, 2005
Rodney P. Burwell

/s/ THOMAS A. CUSICK	Director	February 17, 2005
Thomas A. Cusick

/s/ JOHN M. EGGEMEYER III	Director	February 17, 2005
John M. Eggemeyer III

/s/ ROBERT E. EVANS	Director	February 17, 2005
Robert E. Evans

/s/ LUELLA G. GOLDBERG	Director	February 17, 2005
Luella G. Goldberg

/s/ GEORGE G. JOHNSON	Director	February 17, 2005
George G. Johnson

/s/ THOMAS J. McGOUGH	Director	February 17, 2005
Thomas J. McGough

/s/ PETER L. SCHERER	Director	February 17, 2005
Peter L. Scherer

/s/ GERALD A. SCHWALBACH	Director	February 17, 2005
Gerald A. Schwalbach

/s/ DOUGLAS A. SCOVANNER	Director	February 17, 2005
Douglas A. Scovanner

/s/ RALPH STRANGIS	Director	February 17, 2005
Ralph Strangis

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of TCF and its subsidiaries, included in TCF’s 2004 Annual Report, are incorporated herein by reference in this report:

Description	Page in 2004 Annual Report

Consolidated Statements of Financial Condition at
December 31, 2004 and 2003	48

Consolidated Statements of Income for each of
the years in the three-year period ended
December 31, 2004	49

Consolidated Statements of Stockholders’ Equity
for each of the years in the three-year period
ended December 31, 2004	50

Consolidated Statements of Cash Flows
for each of the years in the three-year period
ended December 31, 2004	52

Notes to Consolidated Financial Statements	53

Management’s Report on Internal Control Over Financial Reporting	77

Reports of Independent Registered Public Accounting Firm	78

Other Financial Data	80

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

3(a)

Restated Certificate of Incorporation of TCF Financial Corporation, as amended and restated through April 29, 1998 [incorporated by reference to Exhibit 3(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, No. 001-10253]

3(b)

Restated Bylaws of TCF Financial Corporation, as amended and restated through October 25, 1999; and as amended by amendment adopted April 28, 2000 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, No. 001-10253]; and as amended by amendment adopted January 22, 2001 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]

4(a)

Rights Agreement, dated as of May 12, 1999, between TCF Financial Corporation and BankBoston, N.A. [incorporated by reference to Exhibit 1 to TCF Financial Corporation’s Registration Statement on Form 8-A, No. 001-10253 (filed May 24, 1999)] and as amended January 24, 2005 [incorporated by reference to Exhibit 4(a) to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

4(b)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

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

TCF Financial Incentive Stock Program as amended and restated on March 5, 2004, and approved by Shareholders of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix B to TCF Financial Corporation’s Definitive Proxy Statement filed with the SEC on March 17, 2004]

10(c)

TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(d)

Amended and Restated Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253]; and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]

10(e)*

Employment Agreement of William A. Cooper, dated July 1, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, No. 001-10253]; as amended March 1, 1997 [incorporated by reference to Exhibit 10(e) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]

10(e)-1

Agreement between William A. Cooper and TCF Financial Corporation and TCF National Bank dated January 25, 2005 [incorporated by reference to Exhibit 10(e)-1 to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(e)-2

Restricted Stock Agreement between William A. Cooper and TCF Financial Corporation dated January 25, 2005 [incorporated by reference to Exhibit 10(e)-2 to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(f)*

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

Supplemental Employee Retirement Plan - ESPP Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(j)-1

TCF Financial Corporation 2005 ESPP SERP adopted effective January 1, 2005, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j)-1 of TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(k)

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

TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(l) to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(m)

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

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]

10(n)

Directors Stock Program [incorporated by reference to Program filed with registrant’s definitive proxy statement dated March 22, 1996, No. 001-10253]; amendment adopted June 20, 1998 [incorporated by reference to Exhibit 10(q) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; amendment adopted July 19, 2004 [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, No. 001-10253]

10(o)

2003 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2003, No. 001-10253]; and 2004 Management Incentive Plan - Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2004, No. 001-10253] and 2005 Management Incentive Plan - Executive [incorporated by reference to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(p)

1996 Performance-Based Incentive Policy as amended and restated effective January 1, 2004, and approved by Shareholders of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix A to TCF Financial Corporation’s Definitive Proxy Statement filed with the SEC on March 17, 2004]

10(q)

Supplemental Pension Agreement with Robert E. Evans, dated July 9, 1991 [incorporated by reference to Exhibit 10.22 to TCF Financial Corporation’s Registration Statement on Form S-4, No. 33-57290 (filed January 22, 1993)]

10(r)

TCF Financial Corporation 2005 Directors Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(r)-1

TCF Directors 2005 Deferred Compensation Plan, adopted effective as of January 6, 2005, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(s)

Trust Agreement for TCF Directors Deferred Compensation Plan; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253] ;and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]

10(t)

TCF Directors Retirement Plan dated October 24, 1995 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 001-10253]

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(u)

Supplemental Employee Retirement Plan for TCF Cash Balance Pension Plan, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(u) of TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(u)-1

TCF Financial Corporation 2005 Cash Balance Pension Plan SERP, adopted effective January 1, 2005, as amended and restated through January 27, 2005 [incorporated by reference to Exhibit 10(u)-1 of TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

13#	TCF Financial Corporation 2004 Annual Report (portions incorporated by reference)

21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2004)

23#	Consent of KPMG LLP dated February 28, 2005

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

*	Executive Contract

#	Filed herein