Form 10-Q
period 2005-03-31
TCF FINANCIAL CORP
filed 2005-04-28
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

__________________

Commission File

No.  001-10253

__________________

TCF FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1591444
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Lake Street East, Mail Code EX0-03-A, Wayzata, Minnesota 55391-1693

(Address and Zip Code of principal executive offices)

Registrant’s telephone number, including area code:  (612) 661-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2005
Common Stock, $.01 par value	135,269,063 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At	At
	March 31,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$323,996	$359,798
Investments	105,404	103,226
Securities available for sale	1,785,520	1,619,941
Loans held for sale	215,991	154,279
Loans and leases:
Consumer home equity and other	4,601,418	4,418,588
Commercial real estate	2,193,513	2,154,396
Commercial business	409,219	424,135
Leasing and equipment finance	1,397,959	1,375,372
Subtotal	8,602,109	8,372,491
Residential real estate	950,469	1,014,166
Total loans and leases	9,552,578	9,386,657
Allowance for loan and lease losses	(76,883)	(79,878)
Net loans and leases	9,475,695	9,306,779
Premises and equipment	328,081	326,667
Goodwill	152,599	152,599
Mortgage servicing rights	43,501	46,442
Other assets	302,421	270,836
	$12,733,208	$12,340,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Checking	$4,020,601	$3,905,987
Savings	2,063,415	1,927,872
Money market	625,511	659,686
Subtotal	6,709,527	6,493,545
Certificates of deposit	1,685,486	1,468,650
Total deposits	8,395,013	7,962,195
Short-term borrowings	878,390	1,056,111
Long-term borrowings	2,098,878	2,048,492
Total borrowings	2,977,268	3,104,603
Accrued expenses and other liabilities	434,584	315,351
Total liabilities	11,806,865	11,382,149
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share, 280,000,000 shares authorized; 184,477,297 and 184,939,094 shares issued	1,845	1,849
Additional paid-in capital	497,736	518,741
Retained earnings, subject to certain restrictions	1,420,258	1,385,760
Accumulated other comprehensive loss	(14,756)	(1,415)
Treasury stock at cost, 49,208,234 and 47,752,934 shares, and other	(978,740)	(946,517)
Total stockholders’ equity	926,343	958,418
	$12,733,208	$12,340,567

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest income:
Loans and leases	$146,544	$125,273
Securities available for sale	21,495	20,332
Loans held for sale	2,254	2,841
Investments	1,052	773
Total interest income	171,345	149,219
Interest expense:
Deposits	15,938	10,539
Borrowings	26,354	20,187
Total interest expense	42,292	30,726
Net interest income	129,053	118,493
Provision for credit losses	(3,436)	1,160
Net interest income after provision for credit losses	132,489	117,333
Non-interest income:
Fees and service charges	57,031	59,659
Card revenue	17,642	13,491
ATM revenue	9,732	9,997
Investments and insurance revenue	2,853	3,462
Subtotal	87,258	86,609
Leasing and equipment finance	10,693	10,167
Mortgage banking	1,142	3,455
Other	7,816	2,228
Fees and other revenue	106,909	102,459
Gains on sales of securities available for sale	5,239	12,717
Total non-interest income	112,148	115,176
Non-interest expense:
Compensation and employee benefits	81,451	78,879
Occupancy and equipment	25,379	23,490
Advertising and promotions	6,247	5,910
Deposit losses	3,661	4,178
Other	31,373	28,249
Total non-interest expense	148,111	140,706
Income before income tax expense	96,526	91,803
Income tax expense	33,061	31,142
Net income	$63,465	$60,661

Earnings per common share:
Basic	$.47	$.44
Diluted	$.47	$.44

Dividends declared per common share	$.2125	$.1875

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$63,465	$60,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,560	9,572
Mortgage servicing rights amortization and impairment	2,941	3,676
Provision for credit losses	(3,436)	1,160
Proceeds from sales of loans held for sale	18,158	242,795
Principal collected on loans held for sale	1,560	1,387
Originations and purchases of loans held for sale	(81,226)	(286,785)
Net (increase) decrease in other assets and accrued expenses and other liabilities	(11,528)	49,820
Gains on sales of assets	(10,939)	(12,614)
Other, net	526	(287)

Total adjustments	(74,384)	8,724

Net cash (used) provided by operating activities	(10,919)	69,385

Cash flows from investing activities:
Principal collected on loans and leases	967,766	852,198
Originations and purchases of loans	(969,689)	(937,732)
Purchases of equipment for lease financing	(176,975)	(139,842)
Proceeds from sales of securities available for sale	471,244	866,691
Proceeds from maturities of and principal collected on securities available for sale	51,083	88,730
Purchases of securities available for sale	(603,618)	(718,734)
Net increase in Federal Funds sold	-	(314,000)
Net increase in Federal Home Loan Bank stock	(2,178)	(19,629)
Proceeds from sales of real estate owned	5,286	6,864
Acquisitions, net of cash acquired	-	(4,326)
Purchases of premises and equipment	(17,888)	(15,709)
Proceeds from sale of bank building	17,000	-
Other, net	247	(3,889)

Net cash used by investing activities	(257,722)	(339,378)

Cash flows from financing activities:
Net increase in deposits	432,818	257,379
Net decrease in short-term borrowings	(177,720)	(419,602)
Proceeds from long-term borrowings	258,810	454,215
Payments on long-term borrowings	(205,366)	(2,063)
Purchases of common stock	(50,586)	(694)
Dividends on common stock	(29,003)	(26,236)
Other, net	3,886	5,349

Net cash provided by financing activities	232,839	268,348

Net decrease in cash and due from banks	(35,802)	(1,645)
Cash and due from banks at beginning of period	359,798	370,054
Cash and due from banks at end of period	$323,996	$368,409

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$41,431	$28,280
Income taxes	$481	$482
Transfer of loans and leases to other assets	$7,566	$4,557

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

					Accumulated
	Number of		Additional		Other	Treasury
	Common	Common	Paid-in	Retained	Comprehensive	Stock
	Shares Issued	Stock	Capital	Earnings	Income (Loss)	and Other	Total
Balance, December 31, 2003	185,026,710	$925	$518,878	$1,234,804	$5,652	$(839,401)	$920,858
Comprehensive income:
Net income	-	-	-	60,661	-	-	60,661
Other comprehensive income	-	-	-	-	7,175	-	7,175
Comprehensive income	-	-	-	60,661	7,175	-	67,836
Dividends on common stock	-	-	-	(26,236)	-	-	(26,236)
Repurchase of 26,890 shares	-	-	-	-	-	(694)	(694)
Issuance of 22,800 shares	-	-	166	-	-	(166)	-
Cancellation of shares	(18,546)	-	(433)	-	-	156	(277)
Amortization of stock compensation	-	-	-	-	-	1,721	1,721
Exercise of stock options, 86,000 shares	-	-	(217)	-	-	1,466	1,249
Tax benefits realized on vesting of restricted stock grants and exercise of stock options	-	-	1,493	-	-	-	1,493
Change in shares held in trust for deferred compensation plans, at cost	-	-	(2,985)	-	-	2,985	-
Balance, March 31, 2004	185,008,164	$925	$516,902	$1,269,229	$12,827	$(833,933)	$965,950

Balance, December 31, 2004	184,939,094	$1,849	$518,741	$1,385,760	$(1,415)	$(946,517)	$958,418
Comprehensive income (loss):
Net income	-	-	-	63,465	-	-	63,465
Other comprehensive loss	-	-	-	-	(13,341)	-	(13,341)
Comprehensive income (loss)	-	-	-	63,465	(13,341)	-	50,124
Dividends on common stock	-	-	-	(29,003)	-	-	(29,003)
Repurchase of 1,800,000 shares	-	-	-	-	-	(50,586)	(50,586)
Issuance of 334,700 shares	-	-	3,517	-	-	(3,517)	-
Cancellation of shares	(22,900)	-	(532)	36	-	307	(189)
Cancellation of shares for tax withholding	(438,897)	(4)	(13,479)	-	-	-	(13,483)
Amortization of stock compensation	-	-	-	-	-	1,359	1,359
Exercise of stock options, 10,000 shares	-	-	(63)	-	-	181	118
Tax benefits realized on vesting of restricted stock grants and exercise of stock options	-	-	9,585	-	-	-	9,585
Change in shares held in trust for deferred compensation plans, at cost	-	-	(20,033)	-	-	20,033	-
Balance, March 31, 2005	184,477,297	$1,845	$497,736	$1,420,258	$(14,756)	$(978,740)	$926,343

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.  The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004 and for the year then ended.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)   Investments

The carrying values of investments, which approximate their fair values, consist of the following:

	At	At
(In thousands)	March 31,	December 31,
	2005	2004
Federal Home Loan Bank (FHLB) stock, at cost:
Des Moines	$78,268	$76,090
Chicago	4,600	4,600
Topeka	151	151
Subtotal	83,019	80,841
Federal Reserve Bank stock, at cost	21,866	21,865
Interest-bearing deposits with banks	519	520
Total investments	$105,404	$103,226

The investments in FHLB stock are required investments related to TCF’s borrowings from these banks.  All new FHLB borrowing activity is done with the FHLB of Des Moines. FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank System.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for re-payment of each others debt.  Therefore, TCF’s investments in these banks could be adversely impacted by the operations of the other FHLBs.

(3)   Securities Available for Sale

Securities available for sale consist of the following:

	At March 31, 2005				At December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Mortgage-backed securities:
Federal agencies	$1,801,228	$510	$(23,416)	$1,778,322	$1,614,513	$2,045	$(4,034)	$1,612,524
Other	6,413	-	(215)	6,198	6,639	-	(222)	6,417
Other securities	1,000	-	-	1,000	1,000	-	-	1,000
Total	$1,808,641	$510	$(23,631)	$1,785,520	$1,622,152	$2,045	$(4,256)	$1,619,941

Weighted-average yield	5.15%				5.13%

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005.  TCF has reviewed these securities and has concluded that the unrealized losses are temporary and no impairment has occurred at March 31, 2005.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities:
Federal agencies	$1,588,099	$(21,106)	$76,612	$(2,310)	$1,664,711	$(23,416)
Other	-	-	5,171	(215)	5,171	(215)
Total	$1,588,099	$(21,106)	$81,783	$(2,525)	$1,669,882	$(23,631)

(4)   Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At
(Dollars in thousands)	March 31,	December 31,	Percentage
	2005	2004	Change
Consumer home equity and other:
Home Equity:
First mortgage lien	$3,032,829	$2,894,174	4.8%
Junior lien	1,531,117	1,487,583	2.9
Total consumer home equity	4,563,946	4,381,757	4.2
Other	37,472	36,831	1.7
Total consumer home equity and other	4,601,418	4,418,588	4.1
Commercial:
Commercial real estate:
Permanent	1,992,833	1,958,377	1.8
Construction and development	200,680	196,019	2.4
Total commercial real estate	2,193,513	2,154,396	1.8
Commercial business	409,219	424,135	(3.5)
Total commercial	2,602,732	2,578,531	0.9
Leasing and equipment finance:
Equipment finance loans	343,521	334,352	2.7
Lease financings:
Direct financing leases	1,083,555	1,067,845	1.5
Sales-type leases	21,575	22,742	(5.1)
Lease residuals, excluding leveraged lease	34,547	35,163	(1.8)
Unearned income and deferred lease costs	(104,025)	(103,516)	0.5
Investment in leveraged lease	18,786	18,786	-
Total lease financings	1,054,438	1,041,020	1.3
Total leasing and equipment finance	1,397,959	1,375,372	1.6
Total consumer, commercial and leasing and equipment finance	8,602,109	8,372,491	2.7
Residential real estate	950,469	1,014,166	(6.3)
Total loans and leases	$9,552,578	$9,386,657	1.8

Included in the direct financing leases are $40.3 million and $38.5 million at March 31, 2005 and December 31, 2004, respectively, of equipment that has been installed under lease contracts that have not yet commenced due to additional equipment pending installation under the lease.  TCF receives pro-rata rent payments for the interim period until the lease contract commences and the fixed, non-cancelable lease term begins.  TCF recognizes these interim payments in the month they are earned and records the income in interest income on direct finance leases.

Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis.  Any downward revisions are recorded in the periods in which they become known.  At March 31, 2005, lease residuals, excluding leveraged lease residuals, totaled $34.5 million, and were $35.2 million at December 31, 2004.  The lease residuals on the leveraged lease are included in the investment in leveraged lease and represent a 100% equity interest in a Boeing 767-300 aircraft leased to Delta Airlines, Inc. (“Delta”).  The investment in leveraged lease represents net unpaid rentals and estimated unguaranteed residual values of the leased assets less related unearned income.  TCF has no obligation for principal and interest on the notes representing the third-party participation related to this leveraged lease.  However, these noteholders have a security interest in the aircraft which is superior to TCF’s equity interest.  Such notes, which totaled $15.6 million at March 31, 2005, down from $19.2 million at December 31, 2004, are recorded as an offset against the related rental receivable.  In 2004, TCF downgraded its credit rating on the aircraft leveraged lease, classified its investment as substandard and placed the lease on non-accrual status.  Although Delta is current on its payments related to this transaction, if Delta declares bankruptcy, it would likely result in the charge-off of TCF’s $18.8 million investment in the leveraged lease and the current payment of previously deferred income tax obligations.  TCF has established a reserve for 50% of the investment in the leveraged lease related to Delta.  This lease represents TCF’s only material direct exposure to the commercial airline industry.  Reduced airline travel, higher fuel costs, changes in airline fare structures, and other factors have adversely impacted the airline industry and could have an adverse impact on Delta’s ability to meet its lease obligations and on the residual value of the aircraft.

TCF’s net investment in a leveraged lease is comprised of the following:

	At	At
	March 31,	December 31,
(In thousands)	2005	2004

Rental receivable (net of principal and interest on non-recourse debt)	$10,064	$10,064
Estimated residual value of leased assets	13,660	13,660
Less: Unearned income	(4,938)	(4,938)
Investment in leveraged lease	18,786	18,786
Less: Deferred income taxes	(9,478)	(9,039)
Net investment in leveraged lease	$9,308	$9,747

(5)   Goodwill and Intangible Assets

Goodwill and intangible assets as of March 31, 2005 are summarized as follows:

	At March 31, 2005			At December 31, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Mortgage servicing rights	$82,835	$39,334	$43,501	$83,668	$37,226	$46,442
Deposit base intangibles	21,180	17,350	3,830	21,180	16,935	4,245
Total	$104,015	$56,684	$47,331	$104,848	$54,161	$50,687

Unamortizable intangible assets:
Goodwill related to the Banking Segment	$141,245		$141,245	$141,245		$141,245
Goodwill related to the Leasing Segment	11,354		11,354	11,354		11,354
Total	$152,599		$152,599	$152,599		$152,599

Amortization expense for intangible assets was $3.4 million and $4.1 million for the quarters ended March 31, 2005 and 2004, respectively.  The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of March 31, 2005.  The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

	Mortgage	Deposit Base
(In thousands)	Servicing Rights	Intangibles	Total

Estimated Amortization Expense:
For the remaining nine months ending
December 31, 2005	$7,252	$1,244	$8,496

2006	8,052	1,630	9,682
2007	6,813	956	7,769
2008	5,634	-	5,634
2009	4,662	-	4,662
2010	3,864	-	3,864

(6)   Mortgage Banking

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Three Months
	Ended March 31,
(In thousands)	2005	2004

Mortgage servicing rights at beginning of period	$49,942	$54,036
Amortization	(2,941)	(3,676)
Impairment write-down	(500)	-
Loan originations	-	2,366
Mortgage servicing rights at end of period	46,501	52,726
Valuation allowance at beginning of period	(3,500)	(2,000)
Impairment write-down	500	-
Valuation allowance at end of period	(3,000)	(2,000)
Mortgage servicing rights, net	$43,501	$50,726

The estimated fair value of mortgage servicing rights included at March 31, 2005 was approximately $55.8 million.  The estimated fair value of capitalized mortgage servicing rights is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved. Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

The following table represents the components of mortgage banking revenue:

	Three Months
	Ended March 31,		Change
(Dollars in thousands)	2005	2004	$	%

Servicing income	$3,894	$4,625	$(731)	(15.8)%
Less mortgage servicing:
Amortization	2,941	3,676	(735)	(20.0)
Net servicing income	953	949	4	0.4
Gains on sales of loans (1)	-	2,136	(2,136)	(100.0)
Other income	189	370	(181)	(48.9)
Total mortgage banking revenue	$1,142	$3,455	$(2,313)	(66.9)%

(1)	TCF’s mortgage banking business no longer originates or sells loans.

At March 31, 2005 and 2004, TCF was servicing real estate loans for others with aggregate unpaid principal balances of approximately $4.3 billion and $5 billion, respectively. At March 31, 2005 and 2004, TCF had custodial funds of $123.2 million and $173.4 million, respectively, which are included in deposits in the Consolidated Statements of Financial Condition. These custodial deposits relate primarily to mortgage servicing operations and represent funds due to investors on mortgage loans serviced by TCF and customer funds held for real estate taxes and insurance.

(7)   Long-term Borrowings

		At March 31, 2005		At December 31, 2004
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate

Federal Home Loan Bank advances and securities sold under repurchase agreements	2005	$991,971	3.23%	$1,191,500	3.04%
	2006	303,000	4.77	303,000	4.64
	2007	200,000	3.65	-	-
	2009	122,500	5.25	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
Total Federal Home Loan Bank advances and securities sold under repurchase agreements		1,917,471	3.96	1,917,000	3.78

Discounted lease rentals	2005	21,490	5.85	27,871	5.63
	2006	18,049	6.00	15,080	5.75
	2007	7,903	6.30	5,183	5.91
	2008	980	6.74	305	6.41
	2009	570	6.78	44	6.59
	2010	91	6.80	-	-
Total discounted lease rentals		49,083	6.01	48,483	5.70

Subordinated bank notes	2014	74,249	5.27	74,209	5.27
	2015	49,275	5.40	-	-
Total subordinated bank notes		123,524	5.32	74,209	5.27

Other borrowings	2005	2,200	4.50	2,200	4.50
	2006	2,200	4.50	2,200	4.50
	2007	2,200	4.50	2,200	4.50
	2008	2,200	4.50	2,200	4.50
Total other borrowings		8,800	4.50	8,800	4.50

Total long-term borrowings		$2,098,878	4.09	$2,048,492	3.88

Included in long-term borrowings at March 31, 2005 were $567.5 million of fixed-rate FHLB advances and $200 million of repurchase agreements with other institutions, which are callable quarterly at par until maturity.  If the FHLB advances are called, replacement funding will be provided by the FHLB at the then-prevailing market rate of interest for the remaining term-to-maturity, subject to standard terms and conditions.  The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period.  At March 31, 2005, the contract rate exceeded the market rate on all of the fixed-rate callable advances and repurchase agreements.

During the first quarter of 2005, TCF National Bank (“TCF Bank”), a wholly-owned subsidiary of TCF, issued $50 million of subordinated notes due 2015.  The notes bear interest at a fixed rate of 5.00% for the first five years and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par after five years and qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations.  TCF Bank paid the proceeds from the offering to TCF to be used for general corporate purposes, which may include repurchases in the open market of TCF common stock.

TCF Financial Corporation (parent company only) has a $105 million line of credit maturing in April 2005, which is unsecured and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes.  At March 31, 2005, TCF had $26.5 million outstanding on this bank line of credit.  This line of credit was renewed with the existing terms for a period of 364 days on April 19, 2005.

(8)   Stockholders’ Equity

Treasury stock and other consists of the following:

	At	At
	March 31,	December 31,
(In thousands)	2005	2004

Treasury stock, at cost	$(906,857)	$(862,543)
Shares held in trust for deferred compensation plans, at cost	(50,742)	(70,775)
Unamortized stock compensation	(21,141)	(13,199)
Total	$(978,740)	$(946,517)

TCF purchased 1.8 million shares of its common stock during the first quarter of 2005, compared with 26,890 shares for the same 2004 period.  At March 31, 2005, TCF had 1.7 million shares remaining in its stock repurchase program authorized by the Board of Directors.  The decrease in shares held in trust for deferred compensation plans from December 31, 2004 to March 31, 2005 was due to elections by certain executives and senior management to un-defer previously deferred compensation, as allowed under the new Section 409A of the Internal Revenue Code.  The increase in unamortized stock compensation is primarily due to a one-time performance-based restricted stock award of 300,000 shares of TCF common stock to TCF’s Chairman.

(9)   Regulatory Capital Requirements

The following table sets forth TCF’s and TCF Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

			Minimum Capital
(Dollars in thousands)	Actual		Requirement		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005:
Tier 1 leverage capital
TCF Financial Corporation	$785,420	6.30%	$373,798	3.00%	$411,622	3.30%
TCF National Bank	777,788	6.25	373,536	3.00	404,252	3.25

Tier 1 risk-based capital
TCF Financial Corporation	785,420	8.67	362,308	4.00	423,112	4.67
TCF National Bank	777,788	8.60	361,556	4.00	416,232	4.60

Total risk-based capital
TCF Financial Corporation	987,455	10.90	724,617	8.00	262,838	2.90
TCF National Bank	979,823	10.84	723,112	8.00	256,711	2.84

As of December 31, 2004:
Tier 1 leverage capital
TCF Financial Corporation	$803,870	6.63%	$363,940	3.00%	$439,930	3.63%
TCF National Bank	775,100	6.41	362,911	3.00	412,189	3.41

Tier 1 risk-based capital
TCF Financial Corporation	803,870	9.12	352,592	4.00	451,278	5.12
TCF National Bank	775,100	8.81	351,865	4.00	423,235	4.81

Total risk-based capital
TCF Financial Corporation	958,900	10.88	705,185	8.00	253,715	2.88
TCF National Bank	930,130	10.57	703,730	8.00	226,400	2.57

At March 31, 2005, TCF and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(10) Employee Benefit Plans

The following table sets forth the net benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three months ended March 31, 2005 and 2004:

	Pension Plan		Postretirement Plan
(In thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$1,326	$1,158	$8	$14
Interest cost	857	791	138	179
Expected return on plan assets	(1,432)	(1,489)	-	-
Amortization of transition obligation	-	-	33	52
Amortization of prior service cost	(62)	(58)	-	-
Recognized actuarial loss	262	-	35	68
Net periodic benefit cost	$951	$402	$214	$313

TCF did not make any contributions to the Pension Plan in the first quarter of 2005 and 2004.  During the first quarter of 2005 and 2004, TCF paid $213 thousand and $260 thousand, respectively, to the Postretirement Plan.

(11) Business Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.  TCF’s mortgage banking business no longer originates or sells loans to the secondary market.  As a result, mortgage banking is now included in the “other” category in the table below, in addition to TCF’s parent company and corporate functions.

		Leasing and		Eliminations
(In thousands)		Equipment		and
	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Three Months
Ended March 31, 2005

Revenues from external customers:
Interest income	$147,498	$23,791	$56	$-	$171,345
Non-interest income	100,212	10,770	1,166	-	112,148
Total	$247,710	$34,561	$1,222	$-	$283,493

Net interest income	$112,928	$14,723	$756	$646	$129,053
Provision for credit losses	(4,188)	752	-	-	(3,436)
Non-interest income	100,212	10,770	31,606	(30,440)	112,148
Non-interest expense	136,395	11,555	29,956	(29,795)	148,111
Income tax expense	27,688	4,703	669	1	33,061
Net income	$53,245	$8,483	$1,737	$-	$63,465

Total assets	$12,280,159	$1,477,348	$173,163	$(1,197,462)	$12,733,208

At or For the Three Months
Ended March 31, 2004

Revenues from external customers:
Interest income	$127,231	$20,868	$1,120	$-	$149,219
Non-interest income	101,303	10,395	3,478	-	115,176
Total	$228,534	$31,263	$4,598	$-	$264,395

Net interest income	$103,773	$12,459	$1,947	$314	$118,493
Provision for credit losses	776	384	-	-	1,160
Non-interest income	101,303	10,395	28,248	(24,770)	115,176
Non-interest expense	125,913	9,380	29,869	(24,456)	140,706
Income tax expense (benefit)	26,687	4,678	(223)	-	31,142
Net income	$51,700	$8,412	$549	$-	$60,661

Total assets	$11,240,192	$1,337,090	$299,794	$(1,152,757)	$11,724,319

(12) Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended
	March 31,
(Dollars in thousands, except per-share data)	2005	2004

Basic Earnings Per Common Share

Net income	$63,465	$60,661

Weighted average shares outstanding	136,188,790	141,002,196
Restricted stock grants	(2,199,030)	(3,020,310)
Weighted average common shares outstanding for basic earnings per common share	133,989,760	137,981,886

Basic earnings per common share	$.47	$.44

Diluted Earnings Per Common Share

Net income	$63,465	$60,661

Weighted average common shares outstanding used in basic earnings per common share calculation	133,989,760	137,981,886
Net dilutive effect of:
Restricted stock grants	247,846	391,050
Stock option grants	154,064	181,088
	134,391,670	138,554,024

Diluted earnings per common share	$.47	$.44

All shares of restricted stock are deducted from weighted average shares outstanding used for the computation of basic earnings per common share.  All shares of restricted stock which vest over specified time periods are included in the calculation of diluted earnings per common share using the treasury stock method.  Shares of perfomance-based restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved.

(13) Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale.  The following table summarizes the components of comprehensive income:

	Three Months Ended
(In thousands)	March 31,
	2005	2004
Net income	$63,465	$60,661

Other comprehensive income (loss) before tax:
Unrealized holding (losses) gains arising during the period on securities available for sale	(15,670)	23,893

Reclassification adjustment for gains included in net income	(5,239)	(12,717)

Income tax (benefit) expense	(7,568)	4,001

Total other comprehensive (loss) income, net of tax	(13,341)	7,175

Comprehensive income	$50,124	$67,836

(14) Other Expense

Other expense consists of the following:

	Three Months Ended
(In thousands)	March 31,
	2005	2004
Postage and courier	$3,667	$3,726
Card processing and issuance	3,640	2,773
Telecommunications	3,198	3,080
Office supplies	2,538	2,509
ATM processing	2,084	2,138
Operating lease depreciation	1,492	422
Other real estate owned, net	795	799
Federal deposit insurance and OCC assessments	689	668
Deposit base intangible amortization	415	416
Other	12,855	11,718

Total other expense	$31,373	$28,249

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. –  Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation, (“TCF” or the “Company”), is a national financial holding company located in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank, (“TCF Bank”), is headquartered in Minnesota and had 430 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana at March 31, 2005.

TCF provides convenient financial services through multiple channels to customers located primarily in the Midwest.  TCF has developed products and services designed to meet the needs of all consumers.  The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branch and automated teller machine (“ATM”) networks, and telephone and Internet banking.  TCF’s philosophy is to generate net interest income and fees and other revenue through business lines that emphasize higher yielding assets and lower or no interest-cost deposits.  The Company’s growth strategies include new branch expansion and the development of new products and services.  New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

TCF’s core businesses are comprised of traditional and supermarket bank branches, campus banking, EXPRESS TELLER® ATMs, Visa U.S.A. Inc. (“Visa”) debit cards, commercial banking, small business banking, consumer lending, leasing and equipment finance, investment, securities brokerage and insurance services.  TCF emphasizes the checking account as its anchor account, which provides opportunities to cross-sell other convenience products and services and generate additional fee income.   During the first quarter of 2005, TCF generated 131,677 new checking accounts and closed 107,922 accounts, or 28%, of the checking accounts existing at the beginning of the quarter, up from 26% for the same period in 2004.   TCF’s management monitors the opening and closing of accounts and is pursuing opportunities to reduce account attrition to further increase the growth in checking accounts.  The continued growth in checking accounts is a significant part of TCF’s growth strategy.

At March 31, 2005, 258, or 60%, of TCF’s 430 branches were opened since January 1, 1998 and consist of 59 traditional branches, 197 supermarket branches and two campus branches.  Opening new branches is an integral part of TCF’s growth strategy for generating new deposit accounts and the related revenue that is associated with the accounts and other products.  New branches typically produce net losses during the first 24-36 months of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s profitability.  TCF’s growth in checking accounts is primarily occurring in new branches with growth in older, mature branches being slower.  The success of TCF’s branch expansion is dependent on the continued long-term success and viability of branch banking.  Success in supermarket branches is also dependent on the success and viability of the supermarket branch locations.  Economic slowdowns, financial or labor difficulties and competitive pressures may have an adverse impact on the supermarket industry and therefore reduce customer activity in TCF’s supermarket branches.  TCF is subject to the risk, among others, that its license for its supermarket branches will terminate in connection with the sale or closure of a store by a supermarket chain.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases.  Commercial loans are generally made on local properties or to local customers.  TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties.  The leasing and equipment finance businesses consist of Winthrop Resources Corporation (“Winthrop”), a leasing company that primarily leases technology and data processing equipment, and TCF Equipment Finance, Inc. (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets.  TCF’s leasing and equipment finance businesses operate in all 50 states.

As a primarily secured lender, TCF emphasizes credit quality over asset growth.  As a result, TCF’s credit losses are generally lower than those experienced by other banks.  The allowance for loan and lease losses, while generally lower as a percent of loans and leases than the average in the banking industry, reflects the lower historical charge-offs and management’s expectation of the risk of loss inherent in the loan and lease portfolio.  See “Consolidated Financial Condition Analysis–Allowance for Loan and Lease Losses.”

Net interest income, the difference between interest income earned on loans, leases and investments and interest expense paid on deposits and short-term and long-term borrowings, represents 53.5% of TCF’s total revenue. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest rate risk monitoring and management policies.  See “Market Risk – Interest-Rate Risk” for further discussion of TCF’s interest rate risk position.

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is one of the largest issuers of Visa Classic debit cards in the United States.  TCF earns interchange revenue from customer debit card transactions.  During the first quarter of 2005, 89.2% of TCF’s debit card sales volume was generated from off-line (signature-based) transactions.  The average interchange rate on these off-line transactions was 1.39% for the first quarter of 2005 compared with 1.33% for the first quarter of 2004.  Litigation against Visa brought by certain merchants who chose not to participate in the 2003 settlements of class action lawsuits against Visa remains pending.  In October 2004, the United States Supreme Court decided not to hear an appeal of a ruling that Visa and MasterCard may not bar member banks from issuing cards on rival networks.  Rival card networks, such as Discover and American Express, have brought or are considering bringing private legal action against Visa and MasterCard.  Visa is a defendant in several other legal actions.  The ultimate impact of any such litigation cannot be predicted at this time.  The continued success of TCF’s debit card program is dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its debit cards.

The following portions of the Management’s Discussion and Analysis focus in more detail on the results of operations for the first quarter of 2005 and 2004 and on information about TCF’s balance sheet, credit quality, liquidity and funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 47 cents for the first quarter of 2005, compared with 44 cents for the first quarter of 2004.  Net income was $63.5 million for the first quarter of 2005, up from $60.7 million for the first quarter of 2004. For the first quarter of 2005, return on average assets was 2.03%, compared with 2.11% for the first quarter of 2004, and return on average common equity was 27.18%, up from 25.90% for the same 2004 period.

Operating Segment Results

See Note 11 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending, residential lending and treasury services, reported net income of $53.2 million for the first quarter of 2005, compared with $51.7 million for the same 2004 period.  Banking net interest income for the first quarter of 2005 was $112.9 million, compared with $103.8 million for the same 2004 period.  The provision for credit losses was a net credit of $4.2 million for the first quarter of 2005, compared with a provision expense of $776 thousand for the same 2004 period.  The provision for credit losses for the first quarter reflects improved credit quality including $3.3 million related to one commercial business loan recovery, a $1.2 million reduction in consumer home equity and other loan reserve requirements due to improving credit quality and a $1.5 million reduction in specific loan reserves due to improvements in individual circumstances, partially offset by $2.6 million in additional reserve requirements for credit risk related to portfolio growth and other changes. Non-interest income totaled $100.2 million for the first quarter of 2005, compared with $101.3 million for the same 2004 period.  During the first quarter of 2005, TCF sold mortgage-backed securities and realized gains of $5.2 million, compared with gains on sales of securities of $12.7 million in the first quarter of 2004. See “Results of Operations – Consolidated Non-Interest Income” for further discussion on the sales of mortgage-backed securities.  Also, in the first quarter of 2005, TCF sold its main office in Ann Arbor, Michigan and recognized a gain of $5.5 million.  In addition to the gains and losses discussed above, fees, service charges, card and other revenues were $87.3 million for the first quarter of 2005, up from $86.6 million for the same period of 2004.  The increase was driven by a $4.2 million increase in card revenues, which was attributable to a 19.2% increase in sales volume coupled with a six basis point increase in the average off-line interchange rate.  Banking non-interest expense was $136.4 million for the first quarter of 2005, up 8.3% from $125.9 million for the same 2004 period.  The increase was primarily due to costs associated with new branch expansion.

TCF had 430 branches, including 248 full service supermarkets branches at March 31, 2005.  During the first quarter of 2005, TCF opened one new traditional branch.  Since January 1, 1998, TCF has opened 258 new branches. TCF plans to open 29 more new branches in the remainder of 2005, consisting of 20 traditional branches, seven supermarket branches and two campus branches.  See “Consolidated Financial Condition Analysis – New Branch Expansion” for further information.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries, Winthrop and TCF Equipment Finance, provides a broad range of comprehensive lease and equipment finance products. Leasing and Equipment Finance reported net income of $8.5 million for the first quarter of 2005, up from $8.4 million for the same 2004 period.  Net interest income for the first quarter of 2005 was $14.7 million, up from $12.5 million the same 2004 period.  The provision for credit losses for this operating segment totaled $752 thousand for the first quarter of 2005, compared with $384 thousand for the same period in 2004.  Non-interest income totaled $10.8 million for the first quarter of 2005, compared with $10.4 million for the first quarter of 2004.  Leasing and Equipment Finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $11.6 million for the first quarter of 2005, up from $9.4 million for the same 2004 period, primarily related to an increase in operating lease depreciation expense.

Consolidated Net Interest Income

Net interest income for the first quarter of 2005 was $129.1 million, up from $118.5 million for the first quarter of 2004 and $126.5 million for the 2004 fourth quarter.  The net interest margin for the first quarter of 2005 was 4.56%, compared with 4.52% for the same 2004 period and 4.56% for the fourth quarter of 2004.  The increase in net interest income from the first quarter of 2004 primarily reflects the growth in average consumer, commercial real estate and leasing and equipment finance balances, up $1.2 billion over the first quarter of 2004, coupled with the favorable impact of the increases in short-term interest rates, partially offset by reductions in residential real estate loans, decreased rates on fixed-rate assets and a flatter yield curve.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004		Change
(Dollars in thousands)	Average	Yields and	Average	Yields and	Average	Yields and
	Balance	Rates (1)	Balance	Rates (1)	Balance	Rates (bps)
Interest-earning Assets:
Investments	$106,006	4.01%	$141,770	2.19%	$(35,764)	182
Securities available for sale (2)	1,663,412	5.17	1,519,374	5.35	144,038	(18)
Loans held for sale	207,430	4.41	359,238	3.18	(151,808)	123
Loans and leases:
Consumer home equity - variable rate	2,701,729	6.41	2,214,972	5.45	486,757	96
Consumer home equity - fixed rate	1,755,164	6.73	1,449,827	7.07	305,337	(34)
Consumer - other	36,046	8.83	41,262	8.03	(5,216)	80
Total consumer home equity and other	4,492,939	6.56	3,706,061	6.11	786,878	45
Commercial real estate - variable rate	641,018	5.17	576,091	4.00	64,927	117
Commercial real estate - fixed and adjustable rate	1,527,318	6.05	1,366,403	6.12	160,915	(7)
Total commercial real estate	2,168,336	5.79	1,942,494	5.49	225,842	30
Commercial business - variable rate	332,555	5.02	332,685	3.68	(130)	134
Commercial business - fixed and adjustable rate	74,968	5.65	95,139	5.47	(20,171)	18
Total commercial business	407,523	5.14	427,824	4.08	(20,301)	106
Leasing and equipment finance (3)	1,389,541	6.85	1,194,235	6.99	195,306	(14)
Subtotal	8,458,339	6.34	7,270,614	5.97	1,187,725	37
Residential real estate (4)	984,764	5.70	1,193,435	5.78	(208,671)	(8)
Total loans and leases (5)	9,443,103	6.27	8,464,049	5.94	979,054	33
Total interest-earning assets	11,419,951	6.06	10,484,431	5.71	935,520	35
Deposits and Borrowings:
Non-interest bearing deposits:
Retail	1,571,740	-%	1,473,772	-%	97,968	-
Small business	547,060	-	457,047	-	90,013	-
Commercial and custodial	313,635	-	324,857	-	(11,222)	-
Total non-interest bearing deposits	2,432,435	-	2,255,676	-	176,759	-
Interest bearing deposits:
Premier checking	459,385	1.86	49,184	1.60	410,201	26
Other checking	1,089,541.14		1,138,680.08		(49,139)	6
Subtotal	1,548,926.65		1,187,864.14		361,062	51
Premier savings	281,529	2.38	-	-	281,529	238
Other savings	1,606,560.42		1,809,138.39		(202,578)	3
Subtotal	1,888,089.71		1,809,138.39		78,951	32
Money market	647,197.67		832,695.37		(185,498)	30
Subtotal	4,084,212.68		3,829,697.31		254,515	37
Certificates of deposit	1,592,682	2.32	1,580,107	1.94	12,575	38
Total interest-bearing deposits	5,676,894	1.14	5,409,804.78		267,090	36
Total deposits	8,109,329.80		7,665,480.55		443,849	25
Borrowings:
Short-term borrowings	974,853	2.53	735,475	1.29	239,378	124
Long-term borrowings	2,115,369	3.88	1,812,508	3.96	302,861	(8)
Total borrowings	3,090,222	3.46	2,547,983	3.19	542,239	27

Total deposits and borrowings	11,199,551	1.53	10,213,463	1.21	986,088	32

Net interest-earning assets and net interest margin	$220,400	4.56	$270,968	4.52	$(50,568)	4

bps = basis points
(1) Annualized.
(2) Average balance and yield of securities available for sale are based upon the historical amortized cost.
(3) Substantially all leasing and equipment finance loans and leases have fixed rates.
(4) All residential real estate loans have fixed or adjustable rates.
(5) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following table presents the components of the changes in net interest income by volume and rate:

	Three Months Ended
	March 31, 2005
	Versus Same Period in 2004
(In thousands)	Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total
Interest Income:
Investments	$(232)	$511	$279
Securities available for sale	1,879	(716)	1,163
Loans held for sale	(1,439)	852	(587)
Loans and leases:
Consumer home equity - variable rate	7,219	5,513	12,732
Consumer home equity - fixed rate	5,132	(1,477)	3,655
Consumer - other	(110)	71	(39)
Total consumer home equity and other	12,546	3,802	16,348
Commercial real estate - variable rate	697	1,747	2,444
Commercial real estate - fixed and adjustable rate	2,225	(256)	1,969
Total commercial real estate	3,184	1,229	4,413
Commercial business - variable rate	(1)	1,070	1,069
Commercial business - fixed and adjustable rate	(280)	31	(249)
Total commercial business	(214)	1,034	820
Leasing and equipment finance	3,352	(429)	2,923
Subtotal	18,354	6,150	24,504
Residential real estate	(2,972)	(261)	(3,233)
Total loans and leases	14,934	6,337	21,271
Total interest income	13,707	8,419	22,126
Interest Expense:
Premier checking	1,876	33	1,909
Other checking	(9)	159	150
Subtotal	159	1,900	2,059
Premier savings	1,651	-	1,651
Other savings	(212)	123	(89)
Subtotal	79	1,483	1,562
Money market	(201)	504	303
Certificates of deposit	61	1,414	1,475
Borrowings:
Short-term borrowings	951	2,779	3,730
Long-term borrowings	2,918	(481)	2,437
Total borrowings	4,540	1,627	6,167
Total interest expense	3,175	8,391	11,566
Net interest income	9,794	766	10,560

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Achieving net interest income growth over time is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits. The net impact of the changes in interest-bearing assets and deposits and borrowings has positioned TCF to be more asset sensitive (i.e. more assets than liabilities will be maturing, repricing, or prepaying during the next twelve months).  Although this positive gap position may benefit TCF in a rising rate environment, if interest rates remain at current levels or fall further, the net interest margin may compress and net interest income may decline.  An increase in interest rates would affect TCF’s fixed-rate/variable-rate product origination mix and would extend the estimated life of its residential real estate loan and mortgage-backed securities portfolios and may change the mix of deposits.  A change in origination mix and/or the extending of the estimated life of mortgage-related assets may have an adverse impact on future net interest income or net interest margin as fixed-rate assets are funded with interest-bearing liabilities with increasing rates.  Competition for checking, savings and money market deposits, important sources of lower-cost funds for TCF, is intense.  A decline in these low-cost deposits may have an adverse impact on future net interest income or net interest margin as TCF would need to replace these funds with short- or long-term borrowings which may have a higher interest cost.  See “Consolidated Financial Condition Analysis – Deposits” and “Market Risk – Interest-Rate Risk” for further discussion on TCF’s interest rate risk position.

Consolidated Provision for Credit Losses

TCF recorded a provision credit of $3.4 million for credit losses in the first quarter of 2005, compared with provision expense of $1.2 million for the same period in 2004.  The provision for credit losses for the first quarter reflects improved credit quality including $3.3 million related to one commercial business loan recovery, a $1.2 million reduction in consumer home equity and other loan reserve requirements due to improving credit quality and a $1.5 million reduction in specific loan reserves due to improvements in individual circumstances, partially offset by $2.6 million in additional reserve requirements for credit risk related to portfolio growth and other changes.  Net loan and lease recoveries were $441 thousand, or .02% (annualized) of average loans and leases, in the first quarter of 2005, compared with net charge offs of $516 thousand, or .02% (annualized) of average loans and leases for the same 2004 period.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $112.1 million for the first quarter of 2005, compared with $115.2 million for the same period in 2004.  Banking fees and other revenue increased $649 thousand over the first quarter of 2004.  Fees and service charges decreased $2.6 million from the first quarter of 2004, primarily due to lower deposit account service fees.  Card revenues totaled $17.6 million for the first quarter of 2005, up 30.8% over the same period of 2004.  The increase was attributable to a 19.2% increase in sales volume coupled with a six basis point increase in the average off-line interchange rate.  Leasing and equipment finance revenues were $10.7 million for the first quarter of 2005, up $526 thousand from the first quarter of 2004.  The increase is primarily the result of increases in operating lease revenues and other transaction fees, partially offset by a $1 million decrease in sales-type lease revenues.  During the first quarter of 2005, TCF took advantage of market conditions and sold $466 million of mortgage-backed securities and realized gains of $5.2 million, compared with $854 million in sales and $12.7 million of gains for the first quarter of 2004. Other revenue in the first quarter of 2005 includes a gain of $5.5 million recognized on the sale of TCF’s main office facility in Ann Arbor, Michigan.  TCF continues to occupy this office space under a short-term lease while it considers its relocation alternatives.

Fees and Service Charges

Fees and service charges decreased $2.6 million, or 4.4%, to $57 million for the first quarter of 2005, compared with $59.7 million for the same period of 2004. This decrease primarily reflects a decrease in deposit account service fees, attributable to changing customer behavior including increased use of debit cards and other electronic transactions and less use of checks and the availability of account information via the telephone and Internet to better manage their finances.  TCF’s checking account customer base increased 23,755 accounts, or 6.2% (annualized), in the first quarter of 2005 to 1,558,907 accounts and was up 86,292 accounts, or 5.9%, from the first quarter of 2004.

In February 2005, the Office of the Comptroller of Currency and other banking regulatory agencies issued joint agency guidance on overdrafts and overdraft protection programs.  The guidance primarily addresses concerns about marketing, disclosure and implementation of overdraft protection programs.  TCF does not offer overdraft protection programs for which this guidance is primarily directed.  However, TCF is implementing certain relevant best practices which are described in the joint agency guidance and is continuing to evaluate this guidance.

Card Revenue

For the first quarter of 2005, card revenue, primarily interchange fees, totaled $17.6 million, up $4.2 million, or 30.8%, from the first quarter of 2004. The increase in card revenue for the first quarter of 2005 was due to a 19.2% increase in sales volume coupled with a six basis point increase in the average off-line interchange rate during the period.  Interchange fees have been adversely impacted as a result of the settlement of litigation against Visa in the second quarter of 2003.  As part of the settlement, Visa lowered interchange rates on debit cards for certain merchants from August 2003 through February 2004.  Additionally, as part of the settlement, Visa established new interchange rates for debit cards, which took effect in February 2004.  These rates increased from the rate established August 1, 2003; however, overall these new rates remained below the rates which were in effect prior to August 2003.

The following table sets forth information about TCF’s debit card business:

	At March 31,		Change
(Dollars in thousands)	2005	2004	Amount	%

Average number of checking accounts with a TCF card	1,397,700	1,258,593	139,107	11.1%

Active card users	741,140	683,184	57,956	8.5

Average number of transactions per month	14.1	12.6	1.5	11.9

Sales volume for the quarter ended:
Off-line (Signature)	$1,145,120	$964,168	$180,952	18.8
On-line (PIN)	138,931	112,775	26,156	23.2
Total	$1,284,051	$1,076,943	$207,108	19.2
Percentage off-line	89.18%	89.53%		(35	)bps

Average off-line interchange rate	1.39%	1.33%		6

ATM Revenue

For the first quarter of 2005, ATM revenue was $9.7 million, down slightly from $10 million for the same period of 2004.  The decline in ATM revenue in the first quarter of 2005 was attributable to declines in utilization of TCF’s ATM machines by non-customers.  At March 31, 2005, TCF had 1,153 EXPRESS TELLER® ATM machines, compared with 1,147 machines at March 31, 2004.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $10.7 million for the first quarter of 2005, compared with $10.2 million for the same 2004 period.  The increase in leasing and equipment finance revenues for the first quarter of 2005, compared with 2004 is primarily the result of increases in operating lease revenues and other transaction fees, partially offset by a $1 million decrease in sales-type revenues.  Sales-type revenues generally occur at or near the end of the lease term as customers extend the lease or purchase the underlying equipment.  Leasing and equipment finance revenues may fluctuate from quarter to quarter based on customer-driven factors not entirely within the control of TCF.

Mortgage Banking Revenue

During the second half of 2004, TCF restructured its mortgage banking business by eliminating the wholesale loan origination activities and downsizing and integrating its retail loan origination function with TCF’s consumer lending business.  TCF’s mortgage banking business no longer originates any new loans and continues to service the remaining $4.3 billion portfolio of mortgage loans for third party investors.  TCF no longer sells loans to the secondary market.  As a result, there are no gains on sales of loans in the first quarter of 2005.

Mortgage banking revenue decreased $2.3 million and was $1.1 million in the first quarter of 2005, compared with $3.5 million for the same 2004 period.  The decrease in mortgage banking revenue was primarily due to a $2.1 million decrease in gains on sales of loans as a result of the above-mentioned restructuring of TCF’s mortgage banking operations.

The following table sets forth information about mortgage banking revenues:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2005	2004	$	%

Servicing income	$3,894	$4,625	$(731)	(15.8)%
Less mortgage servicing:
Amortization	2,941	3,676	(735)	(20.0)
Net servicing income	953	949	4	0.4
Gains on sales of loans (1)	-	2,136	(2,136)	(100.0)
Other income	189	370	(181)	(48.9)
Total mortgage banking revenue	$1,142	$3,455	$(2,313)	(66.9)

(1) TCF’s mortgage banking buiness no longer originates or sells loans.

The following table sets forth information about the mortgage servicing portfolio:

	At		At
	March 31,		December 31,		Change
(Dollars in thousands)	2005		2004		$		%

Third party servicing portfolio	$4,272,095		$4,503,564		$(231,469)		(5.1)%
Weighted average note rate	5.76%		5.78%		(2	)bps	N.A.

Capitalized mortgage servicing rights, net	$43,501		$46,442		$(2,941)		(6.3)

Mortgage servicing rights as a
percentage of servicing portfolio	1.02%		1.03%		(1	)bps	N.A.

Average service fee (basis points)	30.9	bps	31.0	bps	(.1	)bps	N.A.

Mortgage servicing rights as a
multiple of average service fee	3.3	X	3.3	X	-		N.A.

N.A. Not applicable.

Mortgage servicing revenues can be significantly impacted by the amount of amortization and provision for impairment of mortgage servicing rights.  The valuation of mortgage servicing rights is a critical accounting estimate for TCF.  This estimate is based upon loan types, note rates and prepayment assumptions.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights decline. TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  A key component in determining the fair value of mortgage servicing rights is the projected cash flows of the underlying loan portfolio.  TCF uses projected cash flows and related prepayment assumptions based on management’s best estimates. The annualized prepayment rate on the third party servicing portfolio was 16.3% in the first quarter of 2005, compared with 22.5% for the same period in 2004.  See Note 6 of Notes to the Consolidated Financial Statements for additional information concerning TCF’s mortgage servicing rights.

The following tables summarize the servicing portfolio by interest rate tranche, the prepayment speed assumptions and the weighted average remaining life of the loans by interest tranche used in the determination of the value and amortization of mortgage servicing rights as of March 31, 2005 and December 31, 2004:

	At March 31, 2005			At December 31, 2004
(Dollars in thousands)		Prepayment	Weighted		Prepayment	Weighted
	Unpaid	Speed	Average Life	Unpaid	Speed	Average Life
Interest Rate Tranche	Balance	Assumption	(in Years)	Balance	Assumption	(in Years)
0 to 5.50%	$1,660,321	10.3%	7.9	$1,707,934	11.3%	7.5
5.51 to 6.00%	1,338,505	13.6	6.8	1,409,983	16.1	5.8
6.01 to 6.50%	643,275	18.9	4.8	691,148	23.2	4.0
6.51 to 7.00%	414,160	21.4	4.1	453,017	25.6	3.4
7.01% and higher	215,834	25.3	3.3	241,482	27.6	3.0
	$4,272,095	13.7	6.5	$4,503,564	15.8	5.8

At March 31, 2005 and December 31, 2004, the sensitivity of the current fair value of mortgage servicing rights to a hypothetical immediate 10% and 25% adverse change in prepayment speed assumptions and discount rate are as follows:

	At	At
	March 31,	December 31,
(Dollars in millions)	2005	2004

Fair value of mortgage servicing rights	$55.8	$55.9
Weighted-average life (in years)	6.5	5.8
Weighted-average prepayment speed assumption (annual rate)	13.7%	15.8%
Weighted-average discount rate	8.0%	7.5%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(2.9)	$(3.1)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(6.6)	$(7.1)
Impact on fair value of 10% adverse change in discount rate	$(1.5)	$(1.5)
Impact on fair value of 25% adverse change in discount rate	$(3.7)	$(3.4)

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

Other Non-Interest Income

In the first quarter of 2005 and 2004, gains on sales of securities available for sale of $5.2 million and $12.7 million, respectively, were recognized on sales of mortgage-backed securities of $466 million and $854 million, respectively.  During the first quarter of 2005, TCF sold its main office facility in Ann Arbor, Michigan and recognized a gain of $5.5 million.  TCF continues to occupy this office space under a short-term lease while it considers its relocation alternatives.

Consolidated Non-Interest Expense

Non-interest expense totaled $148.1 million for the first quarter of 2005, up 5.3%, from $140.7 million for the same 2004 period.  Compensation and employee benefits expense totaled $81.5 million for the first quarter of 2005, up from $78.9 million for the same 2004 period.   Compensation expense for the first quarter of 2005 was $66.9 million, up from $64.7 million for the same 2004 period.  The increase was primarily due to a $3.7 million increase in the banking segment of which $1.2 million related to salary expense attributable to new branches opened during the past 12 months, partially offset by a $1.7 million decrease for mortgage banking.  Employee benefits for the first quarter of 2005 were $14.6 million, up from $14.2 million for the same 2004 period. The increase was primarily due to a $1.1 million increase in retirement expenses and payroll taxes, partially offset by a $793 thousand decrease in health plan expenses.  Occupancy and equipment expense totaled $25.4 million for the first quarter of 2005, up $1.9 million from the same 2004 period, primarily related to costs associated with new branch expansion. Deposit losses decreased $517 thousand for the first quarter of 2005 compared to the same 2004 period, primarily due to increased customer restitution from improved collection and customer retention activities. Deposit losses include a variety of losses related to deposit taking activities including overdrafts, external fraud and forgery and other deposit processing losses.  Deposit losses also include restitution received from customers, net of any related outside collection agency fees. Other non-interest expense totaled $31.4 million for the first quarter of 2005, reflecting an increase of 11.1% from $28.2 million for the same period in 2004.  The increase in other non-interest expense for the first quarter of 2005 is primarily related to a $1.2 million increase in card processing expenses related to the overall increase in card revenues, and a $1.1 million increase in operating lease depreciation expense in the leasing businesses.

Income Taxes

TCF recorded income tax expense of $33.1 million for the first quarter of 2005, or 34.25% of income before income tax expense, compared with $31.1 million or 33.92% of income before income tax expense, for the comparable 2004 period.  The higher effective income tax rate in the first quarter of 2005 compared with the first quarter of 2004 is primarily due to higher state and local income taxes.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company that acquire, hold and manage mortgage assets and other authorized investments to generate income.  These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REIT and related companies must meet specific provisions of the Internal Revenue Code (“IRC”) and state tax laws.  If these companies fail to meet any of the required provisions of Federal and state tax laws, TCF’s tax expense could increase.  TCF’s related companies have included companies that operate under provisions of the laws in certain states in which TCF operates (including Minnesota and Illinois) that allow deductions for income derived from foreign operating companies.  Use of these companies is and has been the subject of administrative audit reviews and proposed legislative change.  Unfavorable developments in any of these areas could substantially increase TCF’s state tax liability.

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

        CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $703.6 million and $668.1 million of mortgage-backed securities during the first quarter of 2005 and 2004, respectively, to replace the prepayments of residential real estate loans and mortgage-backed securities.  TCF sold $466 million and $854 million of mortgage-backed securities during the first quarter of 2005 and 2004, respectively.  At March 31, 2005, the unrealized loss on TCF’s mortgage-backed securities available for sale portfolio was $23.1 million.  TCF may, from time to time, sell additional mortgage-backed securities and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At
(Dollars in thousands)	March 31,	December 31,	Percentage
	2005	2004	Change
Consumer home equity and other:
Home Equity:
First mortgage lien	$3,032,829	$2,894,174	4.8%
Junior lien	1,531,117	1,487,583	2.9
Total consumer home equity	4,563,946	4,381,757	4.2
Other	37,472	36,831	1.7
Total consumer home equity and other	4,601,418	4,418,588	4.1
Commercial:
Commercial real estate:
Permanent	1,992,833	1,958,377	1.8
Construction and development	200,680	196,019	2.4
Total commercial real estate	2,193,513	2,154,396	1.8
Commercial business	409,219	424,135	(3.5)
Total commercial	2,602,732	2,578,531	0.9
Leasing and equipment finance:
Equipment finance loans	343,521	334,352	2.7
Lease financings:
Direct financing leases	1,083,555	1,067,845	1.5
Sales-type leases	21,575	22,742	(5.1)
Lease residuals, excluding leveraged lease	34,547	35,163	(1.8)
Unearned income and deferred lease costs	(104,025)	(103,516)	0.5
Investment in leveraged lease	18,786	18,786	-
Total lease financings	1,054,438	1,041,020	1.3
Total leasing and equipment finance	1,397,959	1,375,372	1.6
Total consumer, commercial and leasing and equipment finance	8,602,109	8,372,491	2.7
Residential real estate	950,469	1,014,166	(6.3)
Total loans and leases	$9,552,578	$9,386,657	1.8

The following table sets forth information about loans and leases by state, excluding loans held for sale:

(Dollars in thousands)	At March 31, 2005
	Consumer		Leasing and
Geographic Distribution:	Home Equity		Equipment	Residential
	and Other	Commercial	Finance	Real Estate	Total
Minnesota	$1,859,002	$729,961	$64,794	$485,709	$3,139,466
Michigan	802,479	792,089	89,454	248,066	1,932,088
Illinois	1,230,997	442,907	48,475	156,884	1,879,263
Wisconsin	436,354	372,155	37,346	26,569	872,424
Colorado	229,475	30,703	30,348	6,430	296,956
California	1,424	9,352	176,230	-	187,006
Florida	8,221	23,888	101,671	741	134,521
Texas	506	7,331	91,325	1,144	100,306
Ohio	4,388	26,328	55,936	5,465	92,117
Other	28,572	168,018	702,380	19,461	918,431
Total	$4,601,418	$2,602,732	$1,397,959	$950,469	$9,552,578

At March 31, 2005, 54% of TCF’s consumer and commercial loans consisted of variable-rate loans.  The variable-rate consumer loans have their interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) have their interest rates tied to either the prime rate or LIBOR. In addition, to the extent these loans have interest rate floors, a change in interest rates may not result in a change in the interest rate on the variable-rate loan.  Substantially all leasing and equipment finance loans and leases have fixed rates.  All residential real estate loans have fixed or adjustable rates.

The following table provides additional information relating to TCF’s consumer and commercial loan balances at March 31, 2005:

(Dollars in millions)	At March 31, 2005
	Consumer
	Home Equity
	and Other		Commercial (1)		Total
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Variable-rate loans	$2,668	58%	$1,196	46%	$3,864	54%
Fixed-rate loans	1,933	42	441	17	2,374	33
Adjustable-rate loans (2)	-	-	966	37	966	13

Total consumer home equity and other and commercial loans	$4,601	100%	$2,603	100%	$7,204	100%

(1)	Includes commercial real estate and commercial business loans.
(2)	These loans reprice at periodic intervals, generally 3-5 years, at which time the fixed rate adjusts to a new rate based on a specified spread to the applicable U.S. Treasury rate.

Approximately 67% of the home equity loan portfolio at March 31, 2005 consisted of closed-end loans, compared with 66% at December 31, 2004.   In addition, 58% of this portfolio at March 31, 2005 carries a variable interest rate tied to the prime rate, compared with 62% at December 31, 2004.   At March 31, 2005, the weighted average loan-to-value ratio for the home equity portfolio was 75%, unchanged from December 31, 2004.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At March 31, 2005			At December 31, 2004
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
Loan-to-Value		Percent	a Percentage		Percent	a Percentage
Ratios (1):	Balance	of Total	of Balance	Balance	of Total	of Balance
Over 100% (2)	$29,831.7%		2.02%	$32,825.7%		3.02%
Over 90% to 100%	477,039	10.5	.40	449,291	10.3	.38
Over 80% to 90%	1,773,189	38.9	.31	1,750,531	39.9	.32
80% or less	2,283,887	49.9	.29	2,149,110	49.1	.32
Total	$4,563,946	100.00%	.32	$4,381,757	100.0%	.35

(1)

Loan-to-value is based on the loan amount (current outstanding balance on closed-end loans and the total commitment on lines of credit) plus deferred loan origination costs net of fees and refundable insurance premiums, if any, plus the amount of senior liens, if any. Property values represent the most recent market value or property tax assessment value known to TCF.

(2)	Amount reflects the total outstanding loan balance. The portion of the loan balance in excess of 100% of the property value is substantially less than the amount included above.

The following tables summarize TCF’s commercial real estate loan portfolio by property type:

(Dollars in thousands)	At March 31, 2005			At December 31, 2004
		Construction			Construction
		and			and
	Permanent	Development	Total	Permanent	Development	Total
Apartments	$528,081	$2,699	$530,780	$524,253	$2,795	$527,048
Office buildings	421,803	34,510	456,313	420,874	35,865	456,739
Retail services	407,868	30,767	438,635	382,068	28,142	410,210
Warehouse/industrial buildings	257,988	1,728	259,716	258,561	1,729	260,290
Hotel and motels	104,743	15,610	120,353	122,236	15,700	137,936
Health care facilities	48,708	11,192	59,900	44,344	9,308	53,652
Other	223,642	104,174	327,816	206,041	102,480	308,521
Total	$1,992,833	$200,680	$2,193,513	$1,958,377	$196,019	$2,154,396

TCF continues to expand its commercial real estate and commercial business lending activity to borrowers located in its primary midwestern markets.  With a focus on secured lending, at March 31, 2005, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by real estate properties or underlying business assets. At March 31, 2005, approximately 93% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets. At March 31, 2005 and December 31, 2004, the construction and development portfolio had no loans over 30-days delinquent.

The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type:

(Dollars in thousands)	At March 31, 2005			At December 31, 2004
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
		Percent	a Percentage		Percent	a Percentage
Marketing Segment	Balance	of Total	of Balance	Balance	of Total	of Balance

Middle market (1)	$766,240	54.9%	.38%	$747,964	54.3%	.51%
Small ticket (2)	267,619	19.1	.67	258,094	18.8	.75
Winthrop (3)	205,099	14.7	.72	200,819	14.6	1.10
Wholesale (4)	82,557	5.9	-	83,913	6.1	-
Leveraged lease	18,786	1.3	-	18,786	1.4	-
Other	57,658	4.1	1.44	65,796	4.8	1.68
Total	$1,397,959	100.0%	.51	$1,375,372	100.0%	.67

(1)	Middle market consists primarily of loan and lease financing of construction and manufacturing equipment and specialty vehicles.
(2)

Small ticket includes loan and lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations. Transaction sizes generally range from $25 thousand to $250 thousand.

(3)	Winthrop’s portfolio consists primarily of technology and data processing equipment.
(4)	Wholesale includes the discounting of lease receivables sourced by third party lessors.

(Dollars in thousands)	At March 31, 2005		At December 31, 2004
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total

Manufacturing	$257,688	18.3%	$251,157	18.2%
Specialty vehicles	235,621	16.9	236,582	17.2
Technology and data processing	227,872	16.3	229,160	16.7
Construction	193,021	13.8	182,612	13.3
Medical	166,408	11.9	157,745	11.5
Trucks and trailers	68,548	4.9	74,870	5.4
Furniture and fixtures	53,866	3.9	51,192	3.7
Printing	47,122	3.4	45,394	3.3
Material handling	36,291	2.6	33,810	2.5
Aircraft	21,087	1.5	22,556	1.6
Other	90,435	6.5	90,294	6.6
Total	$1,397,959	100.0%	$1,375,372	100.0%

The leasing and equipment finance portfolio tables above include lease residuals.  Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis.  Any downward revisions are recorded in the periods in which they become known.   At March 31, 2005, lease residuals, excluding leveraged lease residuals, totaled $34.5 million, and were $35.2 million at December 31, 2004.  The lease residuals on the leveraged lease are included in the investment in leveraged lease and represent a 100% equity interest in a Boeing 767-300 aircraft leased to Delta Airlines, Inc. (“Delta”).  The investment in leveraged lease represents net unpaid rentals and estimated unguaranteed residual values of the leased assets less related unearned income.  TCF has no obligation for principal and interest on the notes representing the third-party participation related to this leveraged lease.  However, these noteholders have a  security interest in the aircraft which is superior to TCF’s equity interest.  Such notes, which totaled $15.6 million at March 31, 2005, down from $19.2 million at December 31, 2004, are recorded as an offset against the related rental receivable.  In 2004, TCF downgraded its credit rating on the aircraft leveraged lease, classified its investment as substandard and placed the lease on non-accrual status.  Although Delta is current on its payments related to this transaction, if Delta declares bankruptcy, it would likely result in the charge-off of TCF’s $18.8 million investment in the leveraged lease and the current payment of previously deferred income tax obligations.  TCF has established a reserve for 50% on the investment in the leveraged lease related to Delta.  This lease represents TCF’s only material direct exposure to the commercial airline industry.  Reduced airline travel, higher fuel costs, changes in airline fare structures, and other factors have adversely impacted the airline industry and could have an adverse impact on Delta’s ability to meet its lease obligations and on the residual value of the aircraft.

TCF’s net investment in a leveraged lease is comprised of the following:

	At	At
	March 31,	December 31,
(In thousands)	2005	2004

Rental receivable (net of principal and interest on non-recourse debt)	$10,064	$10,064
Estimated residual value of leased assets	13,660	13,660
Less: Unearned income	(4,938)	(4,938)
Investment in leveraged lease	18,786	18,786
Less: Deferred income taxes	(9,478)	(9,039)
Net investment in leveraged lease	$9,308	$9,747

Total loan and lease originations for TCF’s leasing businesses were $184.1 million for the first quarter of 2005, compared with $137.8 million for the same 2004 period.  The backlog of approved transactions increased to $210.7 million at March 31, 2005, from $195.3 million at December 31, 2004.  TCF’s expanded leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $76.9 million appropriate to cover losses inherent in the loan and lease portfolios as of March 31, 2005.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

The next several pages include detailed information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases.  Included in this data are numerous portfolio ratios that must be carefully reviewed and related to the nature of the underlying loans and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other companies.  Most of TCF’s non-performing assets and past due loans and leases are secured by residential real estate.  Given the nature of these assets and the related mortgage foreclosure,  property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition.  This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

The key indicators of TCF’s credit quality and reserve coverage at March 31, 2005, include the ratio of annualized net recoveries to average loans and leases of ..02%, the allowance to total loans and leases of .80%, and non-performing assets to total assets of .50%.

The following table sets forth information detailing the allowance for loan and lease losses and selected key indicators:

	At or For the Three
(Dollars in thousands)	Months Ended March 31,
	2005	2004
Balance at beginning of period	$79,878	$76,619
Charge-offs	(2,786)	(2,499)
Recoveries	3,227	1,983
Net recoveries (charge-offs)	441	(516)
Provision charged to operations	(3,436)	1,160
Acquired allowance	-	1,791
Balance at end of period	$76,883	$79,054
Key Indicators:
Annualized net (recoveries) charge-offs as a percentage of average loans and leases	(0.02)%	0.02%

Period end allowance as a multiple of annualized net charge-offs	N.M.	38.3	X

Income before income taxes and provision for loan losses as a multiple of net charge-offs	N.M.	180.2	X

N.M. Not Meaningful.

The allocation of TCF’s allowance for loan and lease losses is as follows:

	At or For the Three Months			At or For the Year
	Ended March 31, 2005			Ended December 31, 2004
	Allowance for		Allowance	Allowance for		Allowance
(Dollars in thousands)	Loan and	Total Loans	as a % of	Loan and	Total Loans	as a % of
	Lease Losses	and Leases	Balance	Lease Losses	and Leases	Balance
Consumer home equity and other	$7,716	$4,601,418.17%		$9,939	$4,418,588.22%
Commercial real estate	20,857	2,193,513.95		20,742	2,154,396.96
Commercial business	6,769	409,219	1.65	7,696	424,135	1.81
Leasing and equipment finance	24,703	1,397,959	1.77	24,566	1,375,372	1.79
Unallocated	16,139	-	N.A.	16,139	-	N.A.
Subtotal	76,184	8,602,109.89		79,082	8,372,491.94
Residential real estate	699	950,469.07		796	1,014,166.08
Total	$76,883	$9,552,578.80		$79,878	$9,386,657.85

N.A. Not applicable.

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended
	March 31, 2005		March 31, 2004
	Net	% of Average	Net	% of Average
(Dollars in thousands)	Charge-offs	Loans and	Charge-offs	Loans and
	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)

Consumer home equity and other	$1,308.12%		$574.06%
Commercial real estate	37.01		(33)	(.01)
Commercial business	(2,436)	(2.39)	73.07
Leasing and equipment finance:
Middle market	384.20		425.28
Small ticket	358.55		707	1.82
Winthrop	(22)	(.04)	16.03
Wholesale	(50)	(.24)	(1,118)	(5.74)
Leveraged lease	-	-	-	-
Other	(56)	(.36)	(136)	(.53)
Total leasing and equipment finance	614.18		(106)	(.04)
Residential real estate	36.01		8	-
Total	$(441)	(.02)	$516.02

(1) Annualized.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 52% of non-performing assets at March 31, 2005 consisted of, or were secured by, real estate.

Non-performing assets are summarized in the following table:

	At	At
(Dollars in thousands)	March 31,	December 31,
	2005	2004	$ Change
Non-accrual loans and leases:
Consumer home equity and other	$10,772	$12,187	$(1,415)
Commercial real estate	927	1,093	(166)
Commercial business	2,940	4,533	(1,593)
Leasing and equipment finance	27,706	25,678	2,028
Residential real estate	2,586	3,387	(801)
Total non-accrual loans and leases	44,931	46,878	(1,947)
Other real estate owned:
Residential	12,890	11,726	1,164
Commercial	5,568	5,465	103
Total other real estate owned	18,458	17,191	1,267
Total non-performing assets	$63,389	$64,069	$(680)

Non-performing assets as a percentage of:
Net loans and leases	.67%	.69%	(2	)bps
Total assets	.50%	.52%	(2)

Included in non-performing assets are loans that are considered impaired. Impaired loans totaled $6 million at March 31, 2005, compared with $8.1 million at December 31, 2004.  The related allowance for loan and lease losses was $2.7 million at March 31, 2005, compared with $3.7 million at December 31, 2004.  All of the impaired loans were on non-accrual status.  There were no impaired loans at March 31, 2005 or December 31, 2004 which did not have a related allowance for loan losses.  Average impaired loans during the three months ended March 31, 2005 were $7.4 million, compared with $8.3 million during the three months ended December 31, 2004.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined using the contractual method.

	At March 31, 2005		At December 31, 2004
		Percentage of		Percentage of
(Dollars in thousands)	Principal Balances	Loans and Leases	Principal Balances	Loans and Leases

Accruing loans and leases delinquent for:
30-59 days		$19,696.20%		$20,776.23%
60-89 days	6,519.07		8,659.09
90 days or more	6,327.07		4,950.05
Total		$32,542.34%		$34,385.37%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type:

	At March 31, 2005		At December 31, 2004
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio

Consumer home equity and other	$15,045.33%		$15,436.35%
Commercial real estate	349.02		32	-
Commercial business	1,072.26		404.10
Leasing and equipment finance	6,962.51		8,997.67
Residential real estate	9,114.96		9,516.94
Total	$32,542.34		$34,385.37

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $67.6 million of loans and leases at March 31, 2005, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $71.1 million at December 31, 2004.  These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the adequacy of the  allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2005	2004	$	%

Commercial real estate	$37,114	$34,138	$2,976	8.7%
Commercial business	18,307	18,112	195	1.1
Leasing and equipment finance	12,200	18,816	(6,616)	(35.2)
Total	$67,621	$71,066	$(3,445)	(4.8)

Leasing and equipment finance potential problem loans and leases include $866 thousand and $1.2 million funded on a non-recourse basis at March 31, 2005 and December 31, 2004, respectively.

Deposits

Checking, savings and money market deposits are an important source of low cost funds and fee income for TCF.   Deposits totaled $8.4 billion at March 31, 2005, up $432.8 million from December 31, 2004.  At March 31, 2005, lower interest-cost checking, savings and money market deposits totaled $6.7 billion, up $216 million from December 31, 2004, and comprised 79.9% of total deposits at March 31, 2005, compared with 81.6% of total deposits at December 31, 2004.  At March 31, 2005, higher interest-cost certificates of deposit increased $216.8 million from December 31, 2004.  Certificates of deposit greater than $100,000 were $395.4 million as of March 31, 2005, up $142.7 million from $252.7 million as of December 31, 2004.  This increase was primarily due to three temporary accounts totaling $87.7 million which mature in April and May 2005 from one business customer.  TCF’s weighted-average rate for deposits, including non-interest-bearing deposits, was .90% at March 31, 2005, up from ..69% at December 31, 2004, primarily reflecting increases in Premier checking and Premier savings average balances and overall increases in interest rates.

New Branch Expansion

Key to TCF’s growth is its continued investment in new branch expansion.  New branches are an important source of new customers in both deposit products and consumer lending products.  While supermarket branches continue to play an important role in TCF’s expansion strategy, the opportunity to add new supermarket branches within TCF’s markets will slow in future years.  Therefore, TCF will continue new branch expansion by opening more traditional branches.  Although traditional branches require a higher initial investment than supermarket branches, they ultimately attract more customers and become more profitable.  During the first quarter of 2005, TCF opened one new traditional branch.  TCF now has 258 new branches opened since January 1, 1998.  TCF plans to open 29 more new branches during the remainder of 2005, consisting of 20 traditional branches, seven supermarket branches and two campus branches.

Additional information regarding the results of TCF’s new branches opened since January 1, 1998 is displayed in the table below:

(Dollars in thousands)	At March 31,		Increase
	2005	2004	(Decrease)	% Change
Number of new branches*
Traditional	59	42	17	40.5%
Campus	2	2	-	-
Supermarket	197	188	9	4.8
Total	258	232	26	11.2
Percentage of total branches	60%	57%

Number of checking accounts	598,254	521,448	76,806	14.7
Deposits:
Checking	$929,989	$715,530	$214,459	30.0
Savings	491,658	418,604	73,054	17.5
Money market	53,411	67,246	(13,835)	(20.6)
Subtotal	1,475,058	1,201,380	273,678	22.8
Certificates of deposits	258,518	149,582	108,936	72.8
Total deposits	$1,733,576	$1,350,962	$382,614	28.3

Total deposit fees and other revenue (quarter ended)	$35,965	$32,176	$3,789	11.8

* New branches opened since January 1, 1998, excluding those branches which subsequently closed.

Borrowings

Borrowings totaled $3 billion at March 31, 2005, down $127.3 million from December 31, 2004.  Borrowings decreased as a result of growth in deposits. The weighted-average rate on borrowings increased to 3.75% at March 31, 2005, from 3.37% at December 31, 2004. During the first quarter of 2005, TCF Bank issued $50 million of subordinated notes due in 2015. The notes bear interest at a fixed rate of 5.00% for the first five years and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.56%.  Also, TCF extended $200 million of FHLB advances until February 2007, at an average fixed interest rate of 3.60%.  Included in long-term borrowings at March 31, 2005, are $567.5 million of fixed-rate FHLB advances and $200 million of repurchase agreements with other institutions, which are callable quarterly at par until maturity.  If the FHLB advances are called, replacement funding will be provided by the FHLB at the then-prevailing market rate of interest for the remaining term-to-maturity, subject to standard terms and conditions.

TCF Financial Corporation (parent company only) has a $105 million line of credit maturing in April 2005, which is unsecured and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes.  At March 31, 2005, TCF had $26.5 million outstanding on this bank line of credit.  This line of credit was renewed with existing terms for a period of 364 days on April 19, 2005.  See Note 7 of Notes to the Consolidated Financial Statements for further discussion.

Contractual Obligations and Commercial Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At March 31, 2005, the aggregate contractual obligations (excluding bank deposits) and commercial commitments are as follows:

(Dollars in thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings	$2,977,268	$2,099,509	$328,269	$125,875	$423,615
Annual rental commitments under non-cancelable operating leases	168,062	24,710	39,561	31,896	71,895
Campus marketing agreements	52,666	2,514	2,318	3,723	44,111
Construction contracts and land purchase commitments for future branch sites	27,328	27,328	-	-	-
	$3,225,324	$2,154,061	$370,148	$161,494	$539,621

	Amount of Commitment — Expiration by Period
		Less than	1-3	4-5	After 5
Other Commercial Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,624,938	$10,455	$12,697	$24,895	$1,576,891
Commercial	746,198	487,538	204,747	46,219	7,694
Leasing and equipment finance	61,903	61,903	-	-	-
Other	6,643	6,643	-	-	-
Total commitments to lend	2,439,682	566,539	217,444	71,114	1,584,585
Loans serviced with recourse	91,857	2,061	4,374	4,062	81,360
Standby letters of credit and guarantees on industrial revenue bonds	76,066	36,820	22,012	17,234	-
	$2,607,605	$605,420	$243,830	$92,410	$1,665,945

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

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with ten campuses.  TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2023.  TCF also has various renewal options which may extend the terms of these agreements. On April 21, 2005, TCF’s Board of Directors and the University of Minnesota Board of Regents ratified contracts for TCF’s sponsorship of a new on-campus football stadium to be called “TCF Bank Stadium” and an extension of TCF’s sponsorship of the U Card.  The U Card serves as a key for access to a variety of university services.  TCF also sponsors similar cards for other campuses.  These obligations are included in the table above.  The naming rights agreement with the University of Minnesota is dependent upon several factors, including receipt of necessary state and private funding and completion of stadium construction.  Campus marketing agreements are an important element of TCF’s campus banking strategy.

Loans serviced with recourse represent a contingent guarantee based upon the failure to perform by another party.  These loans consist of $89.6 million of Veterans Administration (“VA”) loans and $2.3 million of loans sold with recourse to the Federal National Mortgage Association (“FNMA”).  As is typical of a servicer of VA loans, TCF must cover any principal loss in excess of the VA’s guarantee if the VA elects its “no-bid” option upon the foreclosure of a loan.  Since conditions under which TCF would be required either to cover any principal loss in excess of the VA’s guarantee may not materialize, the actual cash requirements are expected to be significantly less than the amount provided in the table above.

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party.  These conditional commitments expire in various years through 2034.  Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.  Collateral held on these commitments primarily consists of commercial real estate mortgages.

Stockholders’ Equity

Stockholders’ equity at March 31, 2005 was $926.3 million, or 7.3% of total assets, compared with $958.4 million, or 7.8% of total assets, at December 31, 2004.  For the first quarter of 2005, average total equity to average assets was 7.48%, compared with 7.94% for the year ended December 31, 2004.  TCF repurchased 1.8 million shares of its common stock during the first quarter of 2005 at an average cost of $28.10 per share.  At March 31, 2005, TCF had 1.7 million shares remaining in its stock repurchase program authorized by its Board of Directors.  Since January 1, 1998, the Company has repurchased 56 million shares of its common stock at an average cost of $17.92 per share.   On April 25, 2005, TCF declared a regular quarterly dividend of 21.25 cents per common share, payable on May 31, 2005, to shareholders of record as of May 6, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Although the interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities repricing within a given period) is subject to a number of assumptions and is only one of a number of interest rate risk measurements, management believes the interest rate gap is an important indication of TCF’s exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment.  While the interest rate gap measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption (large quarterly changes may occur related to these items), the interest rate gap represents the net asset or liability sensitivity at a point in time.  In addition to the interest rate gap analysis, management also utilizes a net interest income simulation model to measure and manage TCF’s interest rate risk, relative to a base case scenario.

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At March 31, 2005, net interest income is estimated to increase by 3.0%, compared with the base case scenario, over the next twelve months if interest rates were to sustain an immediate increase of 100 basis points. In the event interest rates were to decline by 100 basis points, net interest income is estimated to decrease by 3.7%, compared with the base case scenario, over the next twelve months. The projected decrease in net interest income from the base case scenario is primarily due to an assumed reduction in total interest-earning assets.

Management exercises its best judgment in making assumptions regarding loan prepayments, early deposit withdrawals, and other non-controllable events in estimating TCF’s exposure to changes in interest rates. These assumptions are inherently uncertain and, as a result, the simulation models cannot precisely estimate net interest income or precisely predict the impact of a change in interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

TCF’s one-year interest rate gap was a positive $386.3 million, or 3% of total assets at March 31, 2005, compared with a positive $585.3 million, or 4.7% of total assets at December 31, 2004. A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing. The decrease in the one-year interest rate gap is primarily due to an increase in consumer fixed rate loans and treasury assets funded with short-term borrowings.

The sensitivity of TCF’s one-year interest rate gap is summarized as follows:

	One-Year Interest Rate Gap
	At March 31, 2005		At December 31, 2004
		% of		% of
(Dollars in millions)	$	Total Assets	$	Total Assets

Assumed Interest Rates

Increase 50 basis points *	$213	1.7%	$380	3.1%
Flat rate as of measurement date	386	3.0	585	4.7
Decrease 50 basis points *	632	5.0	735	6.0

* Assumes an immediate parallel change in interest rates as of the measurement date.

TCF may also benefit from an increase in interest rates as this might signify that economic conditions are improving. The favorable impact of an increase in interest rates on net interest income may be partially diminished by an adverse impact on TCF’s deposit account balances, if customers transfer some of their funds to higher interest rate deposit products or other investments, resulting in an increase in the total cost of funds for TCF.  Additionally, an increase in interest rates may affect TCF’s fixed-rate and variable-rate loan mix and volumes and may also result in slower fixed-rate loan prepayments.

TCF believes this positive interest rate gap to be warranted because current rates are still below historical averages and, consequently, there is a greater possibility over time of higher interest rates versus lower interest rates.  However, if interest rates fall, TCF could experience an increase in prepayments of fixed rate mortgage-backed securities, residential real estate loans, consumer loans and commercial real estate loans, and could experience compression of its net interest income.

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

TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the $4.7 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at March 31, 2005 by approximately $267 million, or 40.8% in the first year.  A slowing in prepayments would increase the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment which revised SFAS No. 123, Accounting for Stock-Based Compensation.  This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and related implementation guidance and amends SFAS No. 95, Statement of Cash Flows.  It requires that all stock-based compensation now be measured at fair value and recognized as expense in the income statement.  This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the statement of cashflows.  Various other changes are also required.  This statement is effective beginning January 1, 2006, for public companies as a result of recent SEC actions.  TCF adopted the recognition provisions of SFAS 123 in January 2000.  TCF expects no significant effect on TCF financial statements as a result of the adoption of this statement.

Earnings Teleconference and Website Information

TCF hosts quarterly conference calls to discuss its financial results.   Additional information regarding TCF’s conference calls can be obtained from the investor relations section within TCF’s website at www.TCFExpress.com or by contacting TCF’s Corporate Communications Department at (952) 745-2760.  The website also includes free access to company news releases, TCF’s annual report, quarterly reports, investor presentations and Securities and Exchange Commission (“SEC”) filings. Replays of prior quarterly conference calls discussing financial results may also be accessed at the investor relations section within TCF’s website.

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

In September 2002, the SEC issued its final ruling covering the acceleration of periodic report filing dates.  The rule, as amended in November 2004, applies to certain companies, including TCF, and will reduce the annual report filing deadline from 90 days after year-end to 60 days after year-end for TCF’s 2005 Annual Report.  The quarterly report on Form 10-Q will also be accelerated from 45 days after quarter-end to 35 days after quarter-end for the quarterly Form 10-Q filings in 2006.  TCF has taken steps to modify its financial reporting process to meet these accelerated filing deadlines.

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; ability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards or monetary, fiscal or tax policies of the federal or state governments; adverse findings in tax audits; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values or a bankruptcy filing by Delta Airlines, the lessee under a leveraged lease in which TCF holds an equity interest; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties; adverse changes in securities markets; the risk that TCF could be unable to effectively manage the volatility of its mortgage servicing portfolio, which could adversely affect earnings; and results of litigation or other significant uncertainties.  Investors should consult TCF’s Annual Report to Shareholders and reports on Forms 10-K, 10-Q and 8-K for additional important information about the Company.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2005.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the first quarter of 2005.

Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, the Chief Financial Officer (Principal Financial Officer) and the Controller and Assistant Treasurer (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.  Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands,	At March 31,	At Dec. 31,	At Sept. 30,	At June 30,	At March 31,
except per-share data)	2005	2004	2004	2004	2004

SELECTED FINANCIAL CONDITION DATA:

Securities available for sale	$1,785,520	$1,619,941	$1,330,708	$1,588,372	$1,269,293
Residential real estate loans	950,469	1,014,166	1,047,079	1,091,678	1,152,357
Subtotal	2,735,989	2,634,107	2,377,787	2,680,050	2,421,650
Loans and leases excluding residential real estate loans	8,602,109	8,372,491	8,025,804	7,776,921	7,470,428
Goodwill	152,599	152,599	152,599	152,599	152,599
Mortgage servicing rights	43,501	46,442	51,474	51,290	50,726
Total assets	12,733,208	12,340,567	11,997,949	11,942,863	11,724,319
Checking, savings and money market deposits	6,709,527	6,493,545	6,323,659	6,321,761	6,328,757
Certificates of deposit	1,685,486	1,468,650	1,471,164	1,439,896	1,540,371
Total deposits	8,395,013	7,962,195	7,794,823	7,761,657	7,869,128
Short-term borrowings	878,390	1,056,111	845,499	869,576	469,663
Long-term borrowings	2,098,878	2,048,492	2,057,608	2,065,870	2,037,424
Stockholders’ equity	926,343	958,418	965,266	939,152	965,950

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2004	2004	2004	2004

SELECTED OPERATIONS DATA:
Interest income	$171,345	$163,388	$157,413	$152,789	$149,219
Interest expense	42,292	36,899	32,923	30,370	30,726
Net interest income	129,053	126,489	124,490	122,419	118,493
Provision for credit losses	(3,436)	4,073	2,644	3,070	1,160
Net interest income after provision for credit losses	132,489	122,416	121,846	119,349	117,333
Non-interest income:
Fees and other revenues	106,909	126,311	115,803	123,293	102,459
Gains on sales of securities available for sale	5,239	6,204	3,679	-	12,717
Total non-interest income	112,148	132,515	119,482	123,293	115,176
Non-interest expense	148,111	154,396	147,926	143,906	140,706
Income before income tax expense	96,526	100,535	93,402	98,736	91,803
Income tax expense	33,061	33,133	31,690	33,518	31,142
Net income	$63,465	$67,402	$61,712	$65,218	$60,661

Per common share:
Basic earnings	$.47	$.50	$.45	$.47	$.44
Diluted earnings	$.47	$.50	$.45	$.47	$.44
Dividends declared	$.2125	$.1875	$.1875	$.1875	$.1875

FINANCIAL RATIOS:
Return on average assets (1)	2.03%	2.22%	2.06%	2.20%	2.11%
Return on average common equity (1)	27.18	28.35	25.96	27.68	25.90
Net interest margin (1)	4.56	4.56	4.56	4.53	4.52
Net charge-offs (recoveries) as a percentage of average loans and leases (1)	(.02)	.14	.17	.10	.02
Average total equity to average assets	7.48	7.81	7.94	7.95	8.13

(1) Annualized.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Three Months Ended March 31,
	2005			2004
			Average			Average
			Yields			Yields
(Dollars in thousands)	Average		and	Average		and
	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$106,006	$1,052	4.01%	$141,770	$773	2.19%
Securities available for sale (3)	1,663,412	21,495	5.17	1,519,374	20,332	5.35
Loans held for sale	207,430	2,254	4.41	359,238	2,841	3.18
Loans and leases:
Consumer home equity - variable rate	2,701,729	42,725	6.41	2,214,972	29,993	5.45
Consumer home equity - fixed rate	1,755,164	29,144	6.73	1,449,827	25,489	7.07
Consumer - other	36,046	785	8.83	41,262	824	8.03
Total consumer home equity and other	4,492,939	72,654	6.56	3,706,061	56,306	6.11
Commercial real estate - variable rate	641,018	8,169	5.17	576,091	5,725	4.00
Commercial real estate - fixed and adjustable rate	1,527,318	22,767	6.05	1,366,403	20,798	6.12
Total commercial real estate	2,168,336	30,936	5.79	1,942,494	26,523	5.49
Commercial business - variable rate	332,555	4,117	5.02	332,685	3,048	3.68
Commercial business - fixed and adjustable rate	74,968	1,044	5.65	95,139	1,293	5.47
Total commercial business	407,523	5,161	5.14	427,824	4,341	4.08
Leasing and equipment finance (4)	1,389,541	23,791	6.85	1,194,235	20,868	6.99
Subtotal	8,458,339	132,542	6.34	7,270,614	108,038	5.97
Residential real estate (5)	984,764	14,002	5.70	1,193,435	17,235	5.78
Total loans and leases (6)	9,443,103	146,544	6.27	8,464,049	125,273	5.94
Total interest-earning assets	11,419,951	171,345	6.06	10,484,431	149,219	5.71
Other assets (7)	1,074,025			1,041,213
Total assets	$12,493,976			$11,525,644

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,571,740			$1,473,772
Small business	547,060			457,047
Commercial and custodial	313,635			324,857
Total non-interest bearing deposits	2,432,435			2,255,676
Interest-bearing deposits:
Premier checking	459,385	2,105	1.86	49,184	196	1.60
Other checking	1,089,541	363.14		1,138,680	213.08
Subtotal	1,548,926	2,468.65		1,187,864	409.14
Premier savings	281,529	1,651	2.38	-	-	-
Other savings	1,606,560	1,645.42		1,809,138	1,734.39
Subtotal	1,888,089	3,296.71		1,809,138	1,734.39
Money market	647,197	1,071.67		832,695	768.37
Subtotal	4,084,212	6,835.68		3,829,697	2,911.31
Certificates of deposit	1,592,682	9,103	2.32	1,580,107	7,628	1.94
Total interest-bearing deposits	5,676,894	15,938	1.14	5,409,804	10,539.78
Total deposits	8,109,329	15,938.80		7,665,480	10,539.55
Borrowings:
Short-term borrowings	974,853	6,080	2.53	735,475	2,350	1.29
Long-term borrowings	2,115,369	20,274	3.88	1,812,508	17,837	3.96
Total borrowings	3,090,222	26,354	3.46	2,547,983	20,187	3.19
Total deposits and borrowings	11,199,551	42,292	1.53	10,213,463	30,726	1.21
Other liabilities (7)	360,362			375,192
Total liabilities	11,559,913			10,588,655
Stockholders’ equity (7)	934,063			936,989
Total liabilities and stockholders’ equity	$12,493,976			$11,525,644

Net interest income and margin		$129,053	4.56%		$118,493	4.52%

(1)

Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $181,000 and $138,000 was recognized during the quarter ended March 31, 2005 and 2004, respectively.

(2)	Annualized.
(3)	Average balance and yield of securities available for sale are based upon the historical amortized cost.
(4)	Substantially all leasing and equipment finance loans and leases have fixed rates.
(5)	All residential real estate loans have fixed or adjustable rates.
(6)	Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(7)	Average balance is based upon month-end balances.

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

In April 2004, TCF was served with a complaint in the United States District Court, District of Minnesota, by John Matthew Saxe, individually and on behalf of other similarly situated employees.  The plaintiff, a former consumer loan officer for TCF National Bank, alleges that he and other consumer lender employees were not paid overtime compensation in violation of the Federal Fair Labor Standards Act and the Minnesota Fair Labor Standards Act, and seeks as damages unpaid back wages, an additional amount equal to unpaid back wages as liquidated damages, costs and attorneys’ fees.  TCF has filed an answer to the complaint denying that the plaintiff or any similarly situated employee is entitled to any relief or that the plaintiff is similarly situated to other employees.  Requests to “opt in” to the case have been filed by 203 individuals, and the time period for filing such requests has closed.  The court has yet to decide whether these individuals will be permitted to join the case filed by the plaintiff.  Discovery in this case is pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes share repurchase activity for the quarter ended March 31, 2005:

	Shares Repurchased		Share Repurchase Authorization (1)
(Dollars in thousands)		Average Price
	Number	Per Share	Number

Balance, December 31, 2004			3,452,820
January 1-31, 2005	600,000	$29.04	2,852,820
February 1-28, 2005	700,000	27.26	2,152,820
March 1-31, 2005	500,000	28.17	1,652,820
Balance, March 31, 2005	1,800,000	$28.10	1,652,820

(1)

The current share repurchase authorization was approved by the Board of Directors on July 21, 2003.The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstandingat the time of the authorization, 7.2 million shares. This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits on page 49 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION

/s/ William A. Cooper
William A. Cooper, Chairman of the Board, Chief Executive Officer and Director

/s/ Neil W. Brown
Neil W. Brown, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

Dated: April 28, 2005

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit		Sequentially
Number	Description	Numbered Page

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein