Form 10-Q
period 2005-06-30
TCF FINANCIAL CORP
filed 2005-07-29
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2005
Common Stock, $.01 par value	134,157,994 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At	At
	June 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$361,158	$359,798
Investments	104,127	103,226
Securities available for sale	1,406,575	1,619,941
Loans held for sale	213,227	154,279
Loans and leases:
Consumer home equity and other	4,808,003	4,418,588
Commercial real estate	2,202,752	2,154,396
Commercial business	447,958	424,135
Leasing and equipment finance	1,419,868	1,375,372
Subtotal	8,878,581	8,372,491
Residential real estate	884,141	1,014,166
Total loans and leases	9,762,722	9,386,657
Allowance for loan and lease losses	(76,406)	(79,878)
Net loans and leases	9,686,316	9,306,779
Premises and equipment	339,619	326,667
Goodwill	152,599	152,599
Mortgage servicing rights	39,936	46,442
Other assets	303,659	270,836
	$12,607,216	$12,340,567

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Checking	$4,019,685	$3,905,987
Savings	2,046,068	1,927,872
Money market	629,731	659,686
Subtotal	6,695,484	6,493,545
Certificates of deposit	1,728,842	1,468,650
Total deposits	8,424,326	7,962,195
Short-term borrowings	1,045,582	1,056,111
Long-term borrowings	1,899,047	2,048,492
Total borrowings	2,944,629	3,104,603
Accrued expenses and other liabilities	283,704	315,351
Total liabilities	11,652,659	11,382,149
Stockholders' equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share, 280,000,000 shares authorized; 184,425,478 and 184,939,094 shares issued	1,844	1,849
Additional paid-in capital	496,910	518,741
Retained earnings, subject to certain restrictions	1,462,393	1,385,760
Accumulated other comprehensive income (loss)	1,601	(1,415)
Treasury stock at cost, 50,301,984 and 47,752,934 shares, and other	(1,008,191)	(946,517)
Total stockholders' equity	954,557	958,418
	$12,607,216	$12,340,567

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Loans and leases	$155,014	$128,141	$301,558	$253,414
Securities available for sale	21,325	20,413	42,820	40,745
Loans held for sale	2,566	3,340	4,820	6,181
Investments	1,094	895	2,146	1,668
Total interest income	179,999	152,789	351,344	302,008
Interest expense:
Deposits	20,646	9,474	36,584	20,013
Borrowings	28,068	20,896	54,422	41,083
Total interest expense	48,714	30,370	91,006	61,096
Net interest income	131,285	122,419	260,338	240,912
Provision for credit losses	1,427	3,070	(2,009)	4,230
Net interest income after provision for credit losses	129,858	119,349	262,347	236,682
Non-interest income:
Fees and service charges	65,824	73,116	122,855	132,775
Card revenue	19,717	16,024	37,359	29,515
ATM revenue	10,795	11,138	20,527	21,135
Investments and insurance revenue	2,791	3,430	5,644	6,892
Subtotal	99,127	103,708	186,385	190,317
Leasing and equipment finance	11,092	12,245	21,785	22,412
Mortgage banking	216	5,495	1,358	8,950
Other	2,833	1,845	10,649	4,073
Fees and other revenue	113,268	123,293	220,177	225,752
Gains on sales of securities available for sale	4,437	-	9,676	12,717
Total non-interest income	117,705	123,293	229,853	238,469
Non-interest expense:
Compensation and employee benefits	81,973	79,597	163,424	158,476
Occupancy and equipment	24,771	23,397	50,150	46,887
Advertising and promotions	6,778	6,498	13,025	12,408
Deposit account losses	3,775	5,350	7,436	9,528
Other	32,950	29,064	64,323	57,313
Total non-interest expense	150,247	143,906	298,358	284,612
Income before income tax expense	97,316	98,736	193,842	190,539
Income tax expense	26,675	33,518	59,736	64,660
Net income	$70,641	$65,218	$134,106	$125,879

Net income per common share:
Basic	$.53	$.47	$1.01	$.91
Diluted	$.53	$.47	$1.00	$.91

Dividends declared per common share	$.2125	$.1875	$.425	$.375

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$134,106	$125,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,488	20,326
Mortgage servicing rights amortization and impairment	6,506	6,918
Provision for credit losses	(2,009)	4,230
Proceeds from sales of loans held for sale	34,645	563,229
Principal collected on loans held for sale	3,099	3,578
Originations and purchases of loans held for sale	(96,515)	(591,880)
Net increase in other assets and accrued expenses and other liabilities	(63,384)	(8,793)
Gains on sales of assets	(15,793)	(13,252)
Other, net	888	(3,016)

Total adjustments	(110,075)	(18,660)

Net cash provided by operating activities	24,031	107,219

Cash flows from investing activities:
Principal collected on loans and leases	2,068,488	1,878,228
Originations and purchases of loans	(2,133,869)	(2,040,610)
Purchases of equipment for lease financing	(368,254)	(332,837)
Proceeds from sales of securities available for sale	917,209	866,692
Proceeds from maturities of and principal collected on securities available for sale	117,401	221,334
Purchases of securities available for sale	(807,328)	(1,213,660)
Net increase in Federal Home Loan Bank stock	(2,122)	(19,465)
Proceeds from sales of real estate owned	12,351	24,690
Acquisitions, net of cash acquired	-	(4,326)
Purchases of premises and equipment	(37,431)	(38,212)
Proceeds from sale of building	17,000	-
Other, net	2,458	(1,551)

Net cash used by investing activities	(214,097)	(659,717)

Cash flows from financing activities:
Net increase in deposits	462,131	149,908
Net decrease in short-term borrowings	(10,529)	(19,689)
Proceeds from long-term borrowings	269,422	537,020
Payments on long-term borrowings	(394,997)	(40,621)
Purchases of common stock	(82,382)	(40,897)
Dividends on common stock	(57,606)	(52,418)
Other, net	5,387	6,368

Net cash provided by financing activities	191,426	539,671

Net increase (decrease) in cash and due from banks	1,360	(12,827)
Cash and due from banks at beginning of period	359,798	370,054
Cash and due from banks at end of period	$361,158	$357,227

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$89,066	$55,805
Income taxes	$74,003	$69,916
Transfer of loans and leases to other assets	$16,924	$10,746

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

					Accumulated
	Number of		Additional		Other	Treasury
	Common	Common	Paid-in	Retained	Comprehensive	Stock
	Shares Issued	Stock	Capital	Earnings	Income (Loss)	and Other	Total
Balance, December 31, 2003	185,026,710	$925	$518,878	$1,234,804	$5,652	$(839,401)	$920,858
Comprehensive income (loss):
Net income	-	-	-	125,879	-	-	125,879
Other comprehensive loss	-	-	-	-	(20,315)	-	(20,315)
Comprehensive income (loss)	-	-	-	125,879	(20,315)	-	105,564
Dividends on common stock	-	-	-	(52,418)	-	-	(52,418)
Repurchase of 1,506,890 shares	-	-	-	-	-	(40,897)	(40,897)
Issuance of 65,600 shares	-	-	552	-	-	(552)	-
Cancellation of shares	(34,762)	-	(781)	-	-	381	(400)
Amortization of stock compensation	-	-	-	-	-	3,458	3,458
Exercise of stock options, 98,700 shares	-	-	(247)	-	-	1,684	1,437
Tax benefits realized on vesting of restricted stock grants and exercise of stock options	-	-	1,550	-	-	-	1,550
Change in shares held in trust for deferred compensation plans, at cost	-	-	(2,414)	-	-	2,414	-
Balance, June 30, 2004	184,991,948	$925	$517,538	$1,308,265	$(14,663)	$(872,913)	$939,152

Balance, December 31, 2004	184,939,094	$1,849	$518,741	$1,385,760	$(1,415)	$(946,517)	$958,418
Comprehensive income:
Net income	-	-	-	134,106	-	-	134,106
Other comprehensive income	-	-	-	-	3,016	-	3,016
Comprehensive income	-	-	-	134,106	3,016	-	137,122
Dividends on common stock	-	-	-	(57,606)	-	-	(57,606)
Repurchase of 3,050,000 shares	-	-	-	-	-	(82,382)	(82,382)
Issuance of 482,950 shares	-	-	4,632	-	-	(4,632)	-
Cancellation of shares	(74,719)	(1)	(1,779)	133	-	1,174	(473)
Cancellation of shares for tax withholding	(438,897)	(4)	(13,479)	-	-	-	(13,483)
Amortization of stock compensation	-	-	-	-	-	2,857	2,857
Exercise of stock options, 18,000 shares	-	-	(164)	-	-	329	165
Tax benefits realized on vesting of restricted stock grants and exercise of stock options	-	-	9,939	-	-	-	9,939
Change in shares held in trust for deferred compensation plans, at cost	-	-	(20,980)	-	-	20,980	-
Balance, June 30, 2005	184,425,478	$1,844	$496,910	$1,462,393	$1,601	$(1,008,191)	$954,557

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

(2)          Investments

The carrying values of investments, which approximate their fair values, consist of the following:

	At	At
(In thousands)	June 30,	December 31,
	2005	2004
Federal Home Loan Bank (FHLB) stock, at cost:
Des Moines	$78,212	$76,090
Chicago	4,600	4,600
Topeka	151	151
Subtotal	82,963	80,841
Federal Reserve Bank stock, at cost	20,635	21,865
Interest-bearing deposits with banks	529	520
Total investments	$104,127	$103,226

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

(3) Securities Available for Sale

Securities available for sale consist of the following:

	At June 30, 2005				At December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Mortgage-backed securities:
Federal agencies	$1,396,918	$5,404	$(2,686)	$1,399,636	$1,614,513	$2,045	$(4,034)	$1,612,524
Other	6,148	-	(209)	5,939	6,639	-	(222)	6,417
Other securities	1,000	-	-	1,000	1,000	-	-	1,000
Total	$1,404,066	$5,404	$(2,895)	$1,406,575	$1,622,152	$2,045	$(4,256)	$1,619,941

Weighted-average yield	5.12%				5.13%

The following table shows the gross unrealized losses and fair value in the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005. TCF has reviewed these securities and has concluded that the unrealized losses are temporary and no impairment has occurred at June 30, 2005.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities:
Federal agencies	$402,956	$(2,066)	$68,116	$(620)	$471,072	$(2,686)
Other	-	-	5,018	(209)	5,018	(209)
Total	$402,956	$(2,066)	$73,134	$(829)	$476,090	$(2,895)

(4)          Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale and operating leases:

	At	At
(Dollars in thousands)	June 30,	December 31,	Percentage
	2005	2004	Change
Consumer home equity and other:
Home Equity:
First mortgage lien	$3,155,799	$2,894,174	9.0%
Junior lien	1,613,893	1,487,583	8.5
Total consumer home equity	4,769,692	4,381,757	8.9
Other	38,311	36,831	4.0
Total consumer home equity and other	4,808,003	4,418,588	8.8
Commercial:
Commercial real estate:
Permanent	1,994,478	1,958,377	1.8
Construction and development	208,274	196,019	6.3
Total commercial real estate	2,202,752	2,154,396	2.2
Commercial business	447,958	424,135	5.6
Total commercial	2,650,710	2,578,531	2.8
Leasing and equipment finance:
Equipment finance loans	352,573	334,352	5.4
Lease financings:
Direct financing leases	1,101,901	1,067,845	3.2
Sales-type leases	18,127	22,742	(20.3)
Lease residuals, excluding leveraged lease	33,743	35,163	(4.0)
Unearned income and deferred lease costs	(105,262)	(103,516)	1.7
Investment in leveraged lease	18,786	18,786	-
Total lease financings	1,067,295	1,041,020	2.5
Total leasing and equipment finance	1,419,868	1,375,372	3.2
Total consumer, commercial and leasing and equipment finance	8,878,581	8,372,491	6.0
Residential real estate	884,141	1,014,166	(12.8)
Total loans and leases	$9,762,722	$9,386,657	4.0

Included in the direct financing leases are $38.0 million and $38.5 million at June 30, 2005 and December 31, 2004, respectively, of equipment that has been installed under lease contracts that have not yet commenced due to additional equipment pending installation under the lease. TCF receives pro-rata rent payments for the interim period until the lease contract commences and the fixed, non-cancelable lease term begins. TCF recognizes these interim payments in the month they are earned and records the income in interest income on direct finance leases.

Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions are recorded in the periods in which they become known. At June 30, 2005, lease residuals, excluding the leveraged lease residual, totaled $33.7 million, and were $35.2 million at December 31, 2004. The lease residual on the leveraged lease is included in the investment in leveraged lease and represents a 100% equity interest in a Boeing 767-300 aircraft leased to Delta Airlines, Inc. (“Delta”). The investment in leveraged lease represents net unpaid rentals and estimated unguaranteed residual values of the leased asset less related unearned income. TCF has no obligation for principal and interest on the notes representing the third-party participation related to this leveraged lease. However, these noteholders have a security interest in the aircraft which is superior to TCF’s equity interest. Such notes, which totaled $15.6 million at June 30, 2005, down from $19.2 million at December 31, 2004, are recorded as an offset against the related rental receivable. In 2004, TCF downgraded its credit rating on the Delta leveraged lease, classified its investment as substandard and placed the lease on non-accrual status. Although Delta is current on its payments related to this transaction, if Delta declares bankruptcy, it could result in the charge-off of all or part of TCF’s $18.8 million investment in the leveraged lease and the current payment of previously deferred income tax obligations. TCF has established a reserve for 74% of the investment in the Delta leveraged lease. This reserve was increased from 50% at March 31, 2005 through an allocation of the previously unallocated allowance for loan and lease losses. The Delta lease represents TCF’s only material direct exposure to the commercial airline industry. Reduced airline travel, higher fuel costs, changes in airline fare structures, and other factors have adversely impacted the airline industry and could have an adverse impact on Delta’s ability to meet its lease obligations and on the residual value of the aircraft.

TCF’s net investment in the leveraged lease is comprised of the following:

	At	At
	June 30,	December 31,
(In thousands)	2005	2004

Rental receivable (net of principal and interest on non-recourse debt)	$10,064	$10,064
Estimated residual value of leased asset	13,660	13,660
Less: Unearned income	(4,938)	(4,938)
Investment in leveraged lease	18,786	18,786
Less: Deferred income taxes	(9,924)	(9,039)
Net investment in leveraged lease	$8,862	$9,747

(5)          Goodwill and Intangible Assets

Goodwill and intangible assets as of June 30, 2005 are summarized as follows:

	At June 30, 2005			At December 31, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Mortgage servicing rights	$81,062	$41,126	$39,936	$83,668	$37,226	$46,442
Deposit base intangibles	21,180	17,764	3,416	21,180	16,935	4,245
Total	$102,242	$58,890	$43,352	$104,848	$54,161	$50,687

Unamortizable intangible assets:
Goodwill related to the Banking Segment	$141,245		$141,245	$141,245		$141,245
Goodwill related to the Leasing Segment	11,354		11,354	11,354		11,354
Total	$152,599		$152,599	$152,599		$152,599

Amortization expense for intangible assets was $3.0 million for the second quarter of 2005, compared with $3.7 million for the same 2004 period. Amortization expense for intangible assets was $6.3 million and $7.7 million for the six months ended June 30, 2005 and 2004, respectively. The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of June 30, 2005. The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

	Mortgage	Deposit Base
(In thousands)	Servicing Rights	Intangibles	Total

Estimated Amortization Expense:
For the remaining six months ending December 31, 2005	$5,484	$828	$6,312

2006	8,741	1,630	10,371
2007	7,091	958	8,049
2008	5,593	-	5,593
2009	4,418	-	4,418
2010	3,497	-	3,497

(6)          Mortgage Banking

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2005	2004	2005	2004

Mortgage servicing rights at beginning of period	$46,501	$52,726	$49,942	$54,036
Amortization	(2,565)	(3,242)	(5,506)	(6,918)
Impairment write-down	(500)	-	(1,000)	-
Loan originations	-	3,806	-	6,172
Mortgage servicing rights at end of period	43,436	53,290	43,436	53,290
Valuation allowance at beginning of period	(3,000)	(2,000)	(3,500)	(2,000)
Provision for impairment	(1,000)	-	(1,000)	-
Impairment write-down	500	-	1,000	-
Valuation allowance at end of period	(3,500)	(2,000)	(3,500)	(2,000)
Mortgage servicing rights, net	$39,936	$51,290	$39,936	$51,290

The estimated fair value of mortgage servicing rights at June 30, 2005 was approximately $45 million. The estimated fair value of mortgage servicing rights is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved. Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

The following table represents the components of mortgage banking revenue:

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Servicing income	$3,604	$4,339	$(735)	(16.9)%	$7,498	$8,964	$(1,466)	(16.4)%
Less mortgage servicing:
Amortization	2,565	3,242	(677)	(20.9)	5,506	6,918	(1,412)	(20.4)
Provision for impairment	1,000	-	1,000	100.0	1,000	-	1,000	100.0
Net servicing income	39	1,097	(1,058)	(96.4)	992	2,046	(1,054)	(51.5)
Gains on sales of loans (1)	-	3,168	(3,168)	(100.0)	-	5,304	(5,304)	(100.0)
Other income	177	1,230	(1,053)	(85.6)	366	1,600	(1,234)	(77.1)
Total mortgage banking revenue	$216	$5,495	$(5,279)	(96.1)	$1,358	$8,950	$(7,592)	(84.8)

(1) Beginning in 2005, TCF’s mortgage banking business no longer originates or sells loans.

At June 30, 2005 and 2004, TCF was servicing real estate loans for others with aggregate unpaid principal balances of approximately $3.8 billion and $4.8 billion, respectively. During the second quarter of 2005, TCF transferred $212.8 million of loans to another third-party servicer. No gain or loss was recorded related to this transaction. At June 30, 2005 and 2004, TCF had custodial funds of $111.2 million and $116.4 million, respectively, which are included in deposits in the Consolidated Statements of Financial Condition. These custodial deposits relate primarily to mortgage servicing operations and represent funds due to investors on mortgage loans serviced by TCF and customer funds held for real estate taxes and insurance.

(7)          Long-term Borrowings

		At June 30, 2005		At December 31, 2004
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate

Federal Home Loan Bank advances and securities sold under repurchase agreements	2005	$792,000	3.66%	$1,191,500	3.04%
	2006	303,000	4.93	303,000	4.64
	2007	200,000	3.65	-	-
	2009	122,500	5.25	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
Total Federal Home Loan Bank advances and securities sold under repurchase agreements		1,717,500	4.27	1,917,000	3.78

Subordinated bank notes	2014	74,290	5.27	74,209	5.27
	2015	49,232	5.37	-	-
Total subordinated bank notes		123,522	5.31	74,209	5.27

Discounted lease rentals	2005	15,122	6.02	27,871	5.63
	2006	21,979	6.17	15,080	5.75
	2007	11,480	6.43	5,183	5.91
	2008	2,172	6.72	305	6.41
	2009	581	6.78	44	6.59
	2010	91	6.80	-	-
Total discounted lease rentals		51,425	6.22	48,483	5.70

Other borrowings	2005	-	-	2,200	4.50
	2006	2,200	4.50	2,200	4.50
	2007	2,200	4.50	2,200	4.50
	2008	2,200	4.50	2,200	4.50
Total other borrowings		6,600	4.50	8,800	4.50

Total long-term borrowings		$1,899,047	4.39	$2,048,492	3.88

Included in long-term borrowings at June 30, 2005 were $567.5 million of fixed-rate Federal Home Loan Bank (“FHLB”) advances and $200 million of repurchase agreements with other institutions, which are callable quarterly at par until maturity. If the FHLB advances are called, replacement funding will be provided by the FHLB at the then-prevailing market rate of interest for the remaining term-to-maturity, subject to standard terms and conditions. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. At June 30, 2005, the contract rate exceeded the market rate on all of the fixed-rate callable advances and repurchase agreements.

TCF National Bank (“TCF Bank”), a wholly-owned subsidiary of TCF, has $50 million of subordinated notes due 2015 and $75 million of subordinated notes due 2014. The $50 million notes bear interest at a fixed rate of 5.00% through March 14, 2010, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.56%. The $75 million notes bear interest at a fixed rate of 5.00% through June 14, 2009, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.63%. These subordinated notes may be redeemed by TCF Bank at par after March 14, 2010 and June 14, 2009, respectively, and qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations. TCF Bank paid the proceeds from these offerings to TCF.

(8)   Stockholders’ Equity

Treasury stock and other consists of the following:

	At	At
	June 30,	December 31,
(In thousands)	2005	2004

Treasury stock, at cost	$(935,758)	$(862,543)
Shares held in trust for deferred compensation plans, at cost	(49,795)	(70,775)
Unamortized stock compensation	(22,638)	(13,199)
	$(1,008,191)	$(946,517)

During the second quarter of 2005, TCF’s Board of Directors authorized another program for the repurchase of up to five percent of the Company’s outstanding common stock, or 6.7 million shares. This program is in addition to the existing program for repurchasing shares announced in July 2003. TCF purchased 3,050,000 shares of its common stock during the first six months of 2005, compared with 1,506,890 shares for the same 2004 period. At June 30, 2005, TCF had 7.1 million shares remaining in its stock repurchase programs authorized by the Board of Directors. The decrease in shares held in trust for deferred compensation plans from December 31, 2004 to June 30, 2005 was due to elections by certain executives and senior management to un-defer previously deferred compensation, as allowed under the new Section 409A of the Internal Revenue Code. The increase in unamortized stock compensation is primarily due to a one-time performance-based restricted stock award of 300,000 shares of TCF common stock to TCF’s Chairman.

(9)          Regulatory Capital Requirements

The following table sets forth TCF’s and TCF Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

			Minimum Capital
(Dollars in thousands)	Actual		Requirement		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:
Tier 1 leverage capital
TCF Financial Corporation	$796,712	6.29%	$380,285	3.00%	$416,427	3.29%
TCF National Bank	786,157	6.21	379,992	3.00	406,165	3.21

Tier 1 risk-based capital
TCF Financial Corporation	796,712	8.62	369,587	4.00	427,125	4.62
TCF National Bank	786,157	8.53	368,799	4.00	417,358	4.53

Total risk-based capital
TCF Financial Corporation	998,270	10.80	739,174	8.00	259,096	2.80
TCF National Bank	987,715	10.71	737,598	8.00	250,117	2.71

As of December 31, 2004:
Tier 1 leverage capital
TCF Financial Corporation	$803,870	6.63%	$363,940	3.00%	$439,930	3.63%
TCF National Bank	775,100	6.41	362,911	3.00	412,189	3.41

Tier 1 risk-based capital
TCF Financial Corporation	803,870	9.12	352,592	4.00	451,278	5.12
TCF National Bank	775,100	8.81	351,865	4.00	423,235	4.81

Total risk-based capital
TCF Financial Corporation	958,900	10.88	705,185	8.00	253,715	2.88
TCF National Bank	930,130	10.57	703,730	8.00	226,400	2.57

At June 30, 2005, TCF and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”), pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(10)    Employee Benefit Plans

The following table sets forth the net benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and six months ended June 30, 2005 and 2004:

	Pension Plan
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$1,326	$1,158	$2,652	$2,316
Interest cost	857	791	1,714	1,582
Expected return on plan assets	(1,431)	(1,489)	(2,863)	(2,978)
Amortization of prior service cost	(62)	(58)	(124)	(116)
Recognized actuarial loss	262	-	524	-
Net periodic benefit cost	$952	$402	$1,903	$804

	Postretirement Plan
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$9	$13	$17	$27
Interest cost	138	164	276	343
Amortization of transition obligation	33	53	66	105
Recognized actuarial loss	35	49	70	117
Net periodic benefit cost	$215	$279	$429	$592

TCF contributed $2.6 million to the Pension Plan in the first six months of 2004 and made no contributions in the first six months of 2005. TCF does not anticipate making any contributions for the remainder of 2005 to the Pension Plan. In the first six months of 2005 and 2004, TCF paid $614 thousand and $540 thousand, respectively, for the Postretirement Plan.

(11)    Business Segments

The following table sets forth certain information about the reported profit or loss and assets for each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals. Beginning in 2005, TCF’s mortgage banking business no longer originates or sells loans to the secondary market. As a result, mortgage banking is now included in the “other” category in the table below, in addition to TCF’s parent company and corporate functions.

		Leasing and		Eliminations
(In thousands)		Equipment		and
	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Three Months Ended
June 30, 2005

Revenues from external customers:
Interest income	$155,832	$24,133	$34	$-	$179,999
Non-interest income	106,389	11,092	224	-	117,705
Total	$262,221	$35,225	$258	$-	$297,704

Net interest income	$115,410	$14,486	$780	$609	$131,285
Provision for credit losses	923	504	-	-	1,427
Non-interest income	106,397	11,092	28,680	(28,464)	117,705
Non-interest expense	134,914	11,718	31,470	(27,855)	150,247
Income tax expense (benefit)	22,690	4,791	(806)	-	26,675
Net income (loss)	$63,280	$8,565	$(1,204)	$-	$70,641

Total assets	$12,150,628	$1,501,850	$178,867	$(1,224,129)	$12,607,216

At or For the Three Months Ended
June 30, 2004

Revenues from external customers:
Interest income	$128,610	$22,610	$1,569	$-	$152,789
Non-interest income	105,399	12,391	5,503	-	123,293
Total	$234,009	$35,001	$7,072	$-	$276,082

Net interest income	$105,203	$14,209	$2,679	$328	$122,419
Provision for credit losses	544	2,526	-	-	3,070
Non-interest income	105,399	12,391	30,331	(24,828)	123,293
Non-interest expense	125,935	11,106	31,365	(24,500)	143,906
Income tax expense	28,673	4,616	229	-	33,518
Net income	$55,450	$8,352	$1,416	$-	$65,218

Total assets	$11,501,377	$1,382,517	$276,987	$(1,218,018)	$11,942,863

		Leasing and		Eliminations
(In thousands)		Equipment		and
	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Six Months Ended
June 30, 2005

Revenues from external customers:
Interest income	$303,330	$47,924	$90	$-	$351,344
Non-interest income	206,593	21,862	1,398	-	229,853
Total	$509,923	$69,786	$1,488	$-	$581,197

Net interest income	$228,338	$29,209	$1,537	$1,254	$260,338
Provision for credit losses	(3,265)	1,256	-	-	(2,009)
Non-interest income	206,609	21,862	60,286	(58,904)	229,853
Non-interest expense	271,309	23,273	61,426	(57,650)	298,358
Income tax expense (benefit)	50,378	9,494	(136)	-	59,736
Net income	$116,525	$17,048	$533	$-	$134,106

At or For the Six Months Ended
June 30, 2004

Revenues from external customers:
Interest income	$255,842	$43,478	$2,688	$-	$302,008
Non-interest income	206,702	22,786	8,981	-	238,469
Total	$462,544	$66,264	$11,669	$-	$540,477

Net interest income	$208,976	$26,668	$4,625	$643	$240,912
Provision for credit losses	1,320	2,910	-	-	4,230
Non-interest income	206,702	22,786	58,580	(49,599)	238,469
Non-interest expense	251,847	20,486	61,235	(48,956)	284,612
Income tax expense	55,362	9,294	4	-	64,660
Net income	$107,149	$16,764	$1,966	$-	$125,879

(12)    Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per-share data)	2005	2004	2005	2004

Basic Earnings Per Common Share

Net income	$70,641	$65,218	$134,106	$125,879

Weighted average shares outstanding	134,672,126	140,550,122	135,426,268	140,776,160
Restricted stock	(2,262,050)	(3,046,690)	(2,230,714)	(3,033,500)
Weighted average common shares outstanding for basic earnings per common share	132,410,076	137,503,432	133,195,554	137,742,660

Basic earnings per common share	$.53	$.47	$1.01	$.91

Diluted Earnings Per Common Share

Net income	$70,641	$65,218	$134,106	$125,879

Weighted average common shares outstanding used in basic earnings per common share calculation	132,410,076	137,503,432	133,195,554	137,742,660
Net dilutive effect of:
Restricted stock	193,118	441,274	220,795	416,162
Stock options	139,058	182,790	146,594	181,940
	132,742,252	138,127,496	133,562,943	138,340,762

Diluted earnings per common share	$.53	$.47	$1.00	$.91

All shares of restricted stock are deducted from weighted average shares outstanding used for the computation of basic earnings per common share. All shares of restricted stock which vest over specified time periods are included in the calculation of diluted earnings per common share using the treasury stock method. Shares of performance-based restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved.

(13)          Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale. The following table summarizes the components of comprehensive income:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2005	2004	2005	2004
Net income	$70,641	$65,218	$134,106	$125,879

Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) arising during the period on securities available for sale	30,067	(42,953)	14,397	(19,060)

Reclassification adjustment for gains included in net income	(4,437)	-	(9,676)	(12,717)

Income tax expense (benefit)	9,273	(15,463)	1,705	(11,462)

Total other comprehensive income (loss), net of tax	16,357	(27,490)	3,016	(20,315)

Comprehensive income	$86,998	$37,728	$137,122	$105,564

(14) Other Expense

Other expense consists of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2005	2004	2005	2004
Card processing and issuance	$3,993	$3,049	$7,633	$5,822
Postage and courier	3,498	3,392	7,165	7,118
Telecommunications	2,967	3,117	6,165	6,197
Office supplies	2,517	2,285	5,055	4,794
ATM processing	2,327	2,341	4,411	4,479
Operating lease depreciation	1,671	351	3,163	773
Other real estate owned, net	612	(1,156)	1,407	(357)
Federal deposit insurance and OCC assessments	691	663	1,380	1,331
Deposit base intangible amortization	414	415	829	831
Other	14,260	14,607	27,115	26,325

Total other expense	$32,950	$29,064	$64,323	$57,313

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. – Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation, (“TCF” or the “Company”), is a national financial holding company located in Wayzata, Minnesota. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in Minnesota and had 435 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana at June 30, 2005.

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

TCF’s core businesses are comprised of traditional and supermarket bank branches, campus banking, EXPRESS TELLER® ATMs, Visa U.S.A. Inc. (“Visa”) debit cards, commercial banking, small business banking, consumer lending, leasing and equipment finance, investment, securities brokerage and insurance services. TCF emphasizes the checking account as its anchor account, which provides opportunities to cross-sell other convenience products and services and generate additional fee income.  Total checking accounts were 1,595,001 at June 30, 2005, and increased 36,094 accounts from March 31, 2005, and increased 92,145 accounts from June 30, 2004. TCF’s management monitors the opening and closing of accounts and is pursuing opportunities to reduce account attrition to further increase the growth in checking accounts. The continued growth in checking accounts is a significant part of TCF’s growth strategy.

At June 30, 2005, 132, or 30.3%, of TCF’s 435 branches were opened since January 1, 2000 and consist of 57 traditional branches, 74 supermarket branches and one campus branch. Opening new branches is an integral part of TCF’s growth strategy for generating new deposit accounts and the related revenue that is associated with the accounts and other products. New branches typically produce net losses during the first 20-24 months of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s profitability. TCF’s growth in checking accounts is primarily occurring in new branches with growth in older, mature branches being slower. The success of TCF’s branch expansion is dependent on the continued long-term success and viability of branch banking. Success in supermarket branches is also dependent on the success and viability of the supermarket branch locations. Economic slowdowns, financial or labor difficulties and competitive pressures may have an adverse impact on the supermarket industry and therefore reduce customer activity in TCF’s supermarket branches. TCF is subject to the risk, among others, that its license for supermarket branches will terminate in connection with the sale or closure of a store by a supermarket chain.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. Commercial loans are generally made on local properties or to local customers. TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. The leasing and equipment finance businesses consist of Winthrop Resources Corporation, (“Winthrop”), a leasing company that primarily leases technology and data processing equipment, and TCF Equipment Finance, Inc., (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets. TCF’s leasing and equipment finance businesses operate in all 50 states and sources equipment installations domestically and in foreign countries.

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

Net interest income, the difference between interest income earned on loans, leases and on investments and interest expense paid on deposits and short-term and long-term borrowings, represents 52.7% of TCF’s total revenue. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest rate risk monitoring and management policies. See “Market Risk – Interest Rate Risk” for further discussion of TCF’s interest rate risk position.

The Company’s Visa debit card program has grown significantly since its inception in 1996. TCF is one of the largest issuers of Visa Classic debit cards in the United States. TCF earns interchange revenue from customer debit card transactions. During the second quarter of 2005, 88.76% of TCF’s debit card sales volume was generated from off-line (signature-based) transactions. The average interchange rate on these off-line transactions was 1.40% for the second quarter of 2005 compared with 1.44% for the second quarter of 2004. Litigation against Visa brought by certain merchants who chose not to participate in the 2003 settlements of class action lawsuits against Visa remains pending. In October 2004, the United States Supreme Court decided not to hear an appeal of a ruling that Visa and MasterCard may not bar member banks from issuing cards on rival networks. Rival card networks, such as Discover and American Express, have brought or may bring private legal action against Visa and MasterCard. Visa is a defendant in several other legal actions, including litigation recently brought against Visa concerning its card interchange fees. The ultimate impact of any such litigation cannot be predicted at this time. The continued success of TCF’s debit card program is dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its debit cards.

The following portions of Management’s Discussion and Analysis focus in more detail on the results of operations for the three and six months ended June 30, 2005 and 2004 and on information about TCF’s balance sheet, credit quality, liquidity and funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 53 cents and $1.00 for the second quarter and first six months of 2005, respectively, compared with 47 cents and 91 cents for the same 2004 periods. Net income was $70.6 million and $134.1 million for the second quarter and first six months of 2005, respectively, compared with $65.2 million and $125.9 million for the same 2004 periods. For the second quarter and first six months of 2005, return on average assets were 2.22% and 2.13%, respectively, compared with 2.20% and 2.15% for the same 2004 periods. Return on average common equity was 30.23% and 28.74% for the second quarter and first six months of 2005, respectively, compared with 27.68% and 26.82% for the same 2004 periods.

Operating Segment Results

See Note 11 of Notes to the Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending, residential lending and treasury services, reported net income of $63.3 million and $116.5 million for the second quarter and first six months of 2005, respectively, compared with $55.5 million and $107.1 million for the same 2004 periods. Banking net interest income for the second quarter and first six months of 2005 was $115.4 million and $228.3 million, respectively, compared with $105.2 million and $209 million for the same 2004 periods. The provision for credit losses totaled $923 thousand and a net provision credit of $3.3 million for the second quarter and first six months of 2005, respectively, compared with provision expense of $544 thousand and $1.3 million for the same 2004 periods. The provision for credit losses for the second quarter and first six months of 2005 reflects improved credit quality, primarily in the consumer and commercial portfolios, including a large commercial business loan recovery in the first quarter of 2005. Non-interest income totaled $106.4 million and $206.6 million for the second quarter and first six months of 2005, respectively, compared with $105.4 million and $206.7 million for the same 2004 periods. During the second quarter of 2005, TCF sold $441.5 million of mortgage-backed securities and realized gains of $4.4 million, compared with no sales or gains during the second quarter of 2004. During the first six months of 2005, TCF sold $907.5 million of mortgage-backed securities and realized gains of $9.7 million, compared with sales of $854 million and gains of $12.7 million for the same 2004 period. See “Results of Operations – Consolidated Non-Interest Income” for further discussion of the sales of mortgage-backed securities. Also, in the first quarter of 2005, TCF sold its main office in Ann Arbor, Michigan and recognized a gain of $5.5 million. In addition to the gains discussed above, fees, service charges, card and other revenues were $99.1 million and $186.4 million for the second quarter and first six months of 2005, respectively, as compared to $103.7 million and $190.3 million for the same 2004 periods. These decreases were primarily attributable to declines in fees and service charges due to lower deposit account service fees, partially offset by increases in card revenues, which was attributable to an 18.4% and 18.0% increase in sales volume for the three and six months ended June 30, 2005, respectively, as compared with the same 2004 periods. Banking non-interest expense was $134.9 million and $271.3 million for the second quarter and first six months of 2005, respectively, compared with $125.9 million and $251.8 million for the same 2004 periods. The increases were primarily due to compensation and benefits costs associated with new branch expansion and higher repossessed real estate expenses due to large recoveries on property sales in 2004. Also contributing to the increases were increases in card processing and issuance expenses related to the overall increase in card revenues and expenses related to customer reward programs, partially offset by a decrease in deposit account losses. Income tax expense in the second of quarter of 2005 decreased $6.0 million from the comparable 2004 period, primarily due to a $5.2 million adjustment related to the clarification of existing tax legislation as well as a slight reduction in the expected 2005 annual effective income tax rate.

TCF had 435 branches, including 250 full service supermarket branches at June 30, 2005. During the second quarter of 2005, TCF opened six new branches, including three traditional branches, two supermarket branches and one campus branch, and opened seven new branches in the first six months of 2005. Since January 1, 2000, TCF has opened 132 new branches. TCF plans to open 21 more new branches in the remainder of 2005, consisting of 14 traditional branches, five supermarket branches and two campus branches. See “Consolidated Financial Condition Analysis – New Branch Expansion” for further information.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries Winthrop and TCF Equipment Finance, provides a broad range of comprehensive lease and equipment finance products. Leasing and Equipment Finance reported net income of $8.6 million and $17.0 million for the second quarter and first six months of 2005, respectively, compared with $8.4 million and $16.8 million, for the same 2004 periods. Net interest income for the second quarter and first six months of 2005 was $14.5 million and $29.2 million, respectively, compared with $14.2 million and $26.7 million for the same 2004 periods. The provision for credit losses for this operating segment totaled $504 thousand and $1.3 million for the second quarter and first six months of 2005, respectively, compared with $2.5 million and $2.9 million for the same 2004 periods. The decrease in the provision for credit losses in the second quarter of 2005 as compared with 2004 is primarily due to improved credit quality. Non-interest income totaled $11.1 million for the second quarter of 2005, compared with $12.4 million for the second quarter of 2004. Non-interest income for the first six months of 2005 totaled $21.9 million, compared with $22.8 million for the same 2004 period. These declines were primarily the result of lower sales-type lease revenues, partially offset by higher operating lease revenues and other fees. Leasing and equipment finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF. Non-interest expense totaled $11.7 million and $23.3 million for the second quarter and first six months of 2005, respectively, up from $11.1 million and $20.5 million for the same 2004 periods, primarily related to an increase in operating lease depreciation expense.

Consolidated Net Interest Income

Net interest income for the second quarter of 2005 was $131.3 million, up 7.2% from $122.4 million for the second quarter of 2004 and $129.1 million for the first quarter of 2005. Net interest income for the first six months of 2005 was $260.3 million, up 8.1% from $240.9 million for the same 2004 period. The net interest margin for the second quarter of 2005 was 4.53%, unchanged from the same 2004 period and down from 4.56% for the first quarter of 2005. The increase in net interest income from the second quarter of 2004 was primarily driven by increases in average consumer, commercial real estate and leasing and equipment finance balances, up $1.1 billion over the second quarter of 2004, partially offset by relatively more expensive funding costs due to the mix in funding sources supporting the growth in assets and the effect of a flattening yield curve.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005		2004		Change
(Dollars in thousands)	Average	Yields and	Average	Yields and	Average	Yields and
	Balance	Rates (1)	Balance	Rates (1)	Balance	Rates (bps)
Interest-earning Assets:
Investments	$101,305	4.33%	$157,591	2.28%	$(56,286)	205
Securities available for sale (2)	1,646,986	5.18	1,546,694	5.28	100,292	(10)
Loans held for sale	213,279	4.83	385,193	3.49	(171,914)	134
Loans and leases:
Consumer home equity - variable rate	2,594,538	6.77	2,363,947	5.35	230,591	142
Consumer home equity - fixed rate	2,048,035	6.72	1,501,317	7.01	546,718	(29)
Consumer - other	34,012	9.19	38,930	8.32	(4,918)	87
Total consumer home equity and other	4,676,585	6.77	3,904,194	6.02	772,391	75
Commercial real estate - variable rate	834,876	5.72	767,681	4.07	67,195	165
Commercial real estate - fixed and adjustable rate	1,365,132	6.14	1,217,817	6.25	147,315	(11)
Total commercial real estate	2,200,008	5.98	1,985,498	5.41	214,510	57
Commercial business - variable rate	359,269	5.56	341,803	3.71	17,466	185
Commercial business - fixed and adjustable rate	73,654	5.75	86,799	5.57	(13,145)	18
Total commercial business	432,923	5.59	428,602	4.09	4,321	150
Leasing and equipment finance (3)	1,412,520	6.83	1,285,989	7.03	126,531	(20)
Subtotal	8,722,036	6.52	7,604,283	5.92	1,117,753	60
Residential real estate	919,379	5.71	1,123,062	5.73	(203,683)	(2)
Total loans and leases (4)	9,641,415	6.44	8,727,345	5.90	914,070	54
Total interest-earning assets	11,602,985	6.22	10,816,823	5.67	786,162	55
Deposits and Borrowings:
Non-interest bearing deposits:
Retail	1,589,015	-	1,538,051	-	50,964	-
Small business	571,701	-	492,305	-	79,396	-
Commercial and custodial	311,463	-	383,630	-	(72,167)	-
Total non-interest bearing deposits	2,472,179	-	2,413,986	-	58,193	-
Interest bearing deposits:
Premier checking	580,093	2.04	151,801	1.18	428,292	86
Other checking	1,075,421.21		1,175,623.09		(100,202)	12
Subtotal	1,655,514.85		1,327,424.21		328,090	64
Premier savings	345,567	2.51	31,949	1.36	313,618	115
Other savings	1,603,720.53		1,806,267.33		(202,547)	20
Subtotal	1,949,287.88		1,838,216.35		111,071	53
Money market	633,762.99		799,485.37		(165,723)	62
Subtotal	4,238,563.89		3,965,125.30		273,438	59
Certificates of deposit	1,707,919	2.65	1,467,654	1.77	240,265	88
Total interest-bearing deposits	5,946,482	1.39	5,432,779.70		513,703	69
Total deposits	8,418,661.98		7,846,765.49		571,896	49
Borrowings:
Short-term borrowings	920,471	3.01	669,938	1.27	250,533	174
Long-term borrowings	2,075,264	4.09	2,017,232	3.74	58,032	35
Total borrowings	2,995,735	3.76	2,687,170	3.13	308,565	63

Total deposits and borrowings	11,414,396	1.71	10,533,935	1.16	880,461	55

Net interest-earning assets and net interest margin	$188,589	4.53	$282,888	4.53	$(94,299)	-

bps = basis points
(1)	Annualized.
(2)	Average balance and yield of securities available for sale are based upon the historical amortized cost.
(3)	Substantially all leasing and equipment finance loans and leases have fixed rates.
(4)	Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the three months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005		2004		Change
(Dollars in thousands)	Average	Yields and	Average	Yields and	Average	Yields and
	Balance	Rates (1)	Balance	Rates (1)	Balance	Rates (bps)
Interest-earning Assets:
Investments	$103,643	4.17%	$149,681	2.24%	$(46,038)	193
Securities available for sale (2)	1,655,154	5.17	1,533,034	5.32	122,120	(15)
Loans held for sale	210,371	4.62	372,215	3.34	(161,844)	128
Loans and leases:
Consumer home equity - variable rate	2,647,837	6.59	2,289,460	5.39	358,377	120
Consumer home equity - fixed rate	1,902,409	6.73	1,475,572	7.04	426,837	(31)
Consumer - other	35,023	9.01	40,096	8.17	(5,073)	84
Total consumer home equity and other	4,585,269	6.67	3,805,128	6.06	780,141	61
Commercial real estate - variable rate	838,009	5.48	755,222	4.08	82,787	140
Commercial real estate - fixed and adjustable rate	1,346,251	6.14	1,208,774	6.30	137,477	(16)
Total commercial real estate	2,184,260	5.89	1,963,996	5.45	220,264	44
Commercial business - variable rate	345,986	5.30	337,244	3.70	8,742	160
Commercial business - fixed and adjustable rate	74,307	5.70	90,969	5.51	(16,662)	19
Total commercial business	420,293	5.37	428,213	4.09	(7,920)	128
Leasing and equipment finance (3)	1,401,094	6.84	1,240,112	7.01	160,982	(17)
Subtotal	8,590,916	6.43	7,437,449	5.95	1,153,467	48
Residential real estate	951,891	5.71	1,158,248	5.76	(206,357)	(5)
Total loans and leases (4)	9,542,807	6.36	8,595,697	5.92	947,110	44
Total interest-earning assets	11,511,975	6.14	10,650,627	5.69	861,348	45
Deposits and Borrowings:
Non-interest bearing deposits:
Retail	1,580,426	-	1,505,911	-	74,515	-
Small business	559,448	-	474,676	-	84,772	-
Commercial and custodial	312,543	-	354,242	-	(41,699)	-
Total non-interest bearing deposits	2,452,417	-	2,334,829	-	117,588	-
Interest bearing deposits:
Premier checking	520,073	1.96	100,493	1.28	419,580	68
Other checking	1,082,442.17		1,157,152.08		(74,710)	9
Subtotal	1,602,515.75		1,257,645.18		344,870	57
Premier savings	313,725	2.45	15,975	1.36	297,750	109
Other savings	1,605,131.48		1,807,703.36		(202,572)	12
Subtotal	1,918,856.80		1,823,678.37		95,178	43
Money market	640,442.83		816,090.37		(175,648)	46
Subtotal	4,161,813.79		3,897,413.31		264,400	48
Certificates of deposit	1,650,619	2.49	1,523,881	1.86	126,738	63
Total interest-bearing deposits	5,812,432	1.27	5,421,294.74		391,138	53
Total deposits	8,264,849.89		7,756,123.52		508,726	37
Borrowings:
Short-term borrowings	947,512	2.76	702,707	1.28	244,805	148
Long-term borrowings	2,095,205	3.99	1,914,870	3.84	180,335	15
Total borrowings	3,042,717	3.60	2,617,577	3.16	425,140	44

Total deposits and borrowings	11,307,566	1.62	10,373,700	1.18	933,866	44

Net interest-earning assets and net interest margin	$204,409	4.54	$276,927	4.52	$(72,518)	2

bps = basis points
(1)					Annualized.
(2)					Average balance and yield of securities available for sale are based upon the historical amortized cost.
(3)					Substantially all leasing and equipment finance loans and leases have fixed rates.
(4)					Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following table presents the components of the changes in net interest income by volume and rate:

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	Versus Same Period in 2004			Versus Same Period in 2004
(In thousands)	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Interest Income:
Investments	$(401)	$600	$199	$(627)	$1,105	$478
Securities available for sale	1,304	(392)	912	3,182	(1,107)	2,075
Loans held for sale	(1,798)	1,024	(774)	(3,229)	1,868	(1,361)
Loans and leases:
Consumer home equity - variable rate	3,316	9,070	12,386	10,583	14,535	25,118
Consumer home equity - fixed and adjustable rate	9,268	(1,129)	8,139	14,470	(2,676)	11,794
Consumer - other	(106)	80	(26)	(216)	151	(65)
Total consumer home equity and other	12,572	7,927	20,499	25,313	11,534	36,847
Commercial real estate - variable rate	735	3,402	4,137	1,836	5,597	7,433
Commercial real estate - fixed and adjustable rate	2,306	(328)	1,978	4,295	(1,200)	3,095
Total commercial real estate	3,084	3,031	6,115	6,340	4,188	10,528
Commercial business - variable rate	170	1,651	1,821	166	2,724	2,890
Commercial business - fixed and adjustable rate	(184)	39	(145)	(463)	69	(394)
Total commercial business	45	1,631	1,676	(162)	2,658	2,496
Leasing and equipment finance	2,176	(653)	1,523	5,528	(1,082)	4,446
Subtotal	17,639	12,174	29,813	36,265	18,052	54,317
Residential real estate	(2,901)	(39)	(2,940)	(5,872)	(301)	(6,173)
Total loans and leases	14,231	12,642	26,873	29,408	18,736	48,144
Total interest income	11,684	15,526	27,210	25,611	23,725	49,336
Interest expense:
Premier checking	1,991	513	2,504	3,927	486	4,413
Other checking	(24)	333	309	(32)	491	459
Subtotal	213	2,600	2,813	381	4,491	4,872
Premier savings	1,890	162	2,052	3,552	151	3,703
Other savings	(182)	848	666	(392)	969	577
Subtotal	102	2,616	2,718	182	4,098	4,280
Money market	(179)	1,016	837	(382)	1,522	1,140
Certificates of deposit	1,197	3,607	4,804	1,262	5,017	6,279
Borrowings:
Short-term borrowings	1,027	3,766	4,793	1,980	6,543	8,523
Long-term borrowings	566	1,813	2,379	3,618	1,198	4,816
Total borrowings	2,602	4,570	7,172	7,248	6,091	13,339
Total interest expense	2,738	15,606	18,344	5,945	23,965	29,910
Net interest income	9,060	(194)	8,866	19,764	(338)	19,426

(1)

Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Achieving net interest income growth over time is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits. The net impact of the changes in interest-bearing assets and deposits and borrowings has positioned TCF to be asset sensitive (i.e. more assets than liabilities will be maturing, repricing, or prepaying during the next twelve months).  Although this positive gap position may benefit TCF in a rising rate environment, if interest rates remain at current levels or fall further, the net interest margin may compress and net interest income may decline.  TCF’s benefit from rising short-term interest rates have been offset by the impact of a flattening yield curve and balance sheet mix.  An increase in interest rates would affect TCF’s fixed-rate/variable-rate product origination mix and would extend the estimated life of its residential real estate loan and mortgage-backed securities portfolios and may change the mix of deposits.  A change in origination mix and/or the extending of the estimated life of mortgage-related assets may have an adverse impact on future net interest income or net interest margin as fixed-rate assets are funded with interest-bearing liabilities with increasing rates.  Competition for checking, savings and money market deposits, important sources of lower-cost funds for TCF, is intense.  A decline in these lower-cost deposits may have an adverse impact on future net interest income or net interest margin as TCF would need to replace these funds with short- or long-term borrowings which may have a higher interest cost.  See “Consolidated Financial Condition Analysis – Deposits” and “Market Risk – Interest-Rate Risk” for further discussion on TCF’s interest rate risk position.

Consolidated Provision for Credit Losses

TCF recorded provision expense of $1.4 million and a net provision credit of $2.0 million in the second quarter and first six months of 2005, respectively, compared with provision expense of $3.1 million and $4.2 million for the same 2004 periods. The provision for credit losses for the first six months of 2005 reflects improved credit quality, primarily in the consumer and commercial portfolios, including a large commercial business loan recovery in the first quarter of 2005.  Net loan and lease charge-offs were $1.9 million, or .08% (annualized), and $1.5 million, or .03% (annualized), of average loans and leases in the second quarter and first six months of 2005, respectively, down from $2.1 million, or .10% (annualized), and $2.6 million, or .06% (annualized), of average loans and leases for the same 2004 periods.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses, and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $117.7 million and $229.9 million for the second quarter and first six months of 2005, respectively, compared with $123.3 million and $238.5 million for the same 2004 periods.

Fees and Service Charges

Fees and service charges decreased $7.3 million, or 10.0%, to $65.8 million for the second quarter of 2005, compared with $73.1 million for the same 2004 period.  Fees and service charges decreased $9.9 million, or 7.5%, to $122.9 million for the first six months of 2005, compared with $132.8 million for the same 2004 period.  This decrease primarily reflects a decrease in deposit account service fees, attributable to changing customer behavior including increased use of debit cards and other electronic transactions and less use of checks and the availability of account information via the telephone and Internet to better manage their finances.  TCF’s checking account customer base increased 36,094 accounts, or 9.3% (annualized), in the second quarter of 2005 to 1,595,001 accounts, and was up 92,145 accounts, or 6.1%, from the second quarter of 2004.

Card Revenue

For the second quarter of 2005, card revenue, primarily interchange fees, totaled $19.7 million, up $3.7 million, or 23.0%, from the second quarter of 2004.  For the first six months of 2005, card revenue totaled $37.4 million, up $7.8 million, or 26.6%, from the first six months of 2004. The increase in card revenue for the second quarter of 2005 was primarily due to an 18.4% increase in sales volume.  The increase in card revenue for the first six months of 2005 was primarily due to a 18.0% increase in sales volume. Interchange fees have been adversely impacted as a result of the settlement of debit card litigation against Visa in the second quarter of 2003.  As part of the settlement, Visa lowered interchange rates on debit cards for certain merchants from August 2003 through February 2004.  Additionally, as part of the settlement, Visa established new interchange rates for debit cards, which took effect in February 2004.  These rates increased from the rate established August 1, 2003; however, overall these new rates remained below the rates which were in effect prior to August 2003.

The following table sets forth information about TCF’s debit card business:

	At June 30,		Change
(Dollars in thousands)	2005	2004	Amount	%

Average number of checking accounts with a TCF card	1,400,913	1,331,275	69,638	5.2%

Active card users	761,232	710,688	50,544	7.1

Average number of transactions per month	15.3	13.5	1.8	13.3

Sales volume for the quarter ended:
Off-line (Signature)	$1,242,536	$1,047,687	$194,849	18.6
On-line (PIN)	157,332	134,505	22,827	17.0
Total	$1,399,868	$1,182,192	$217,676	18.4
Percentage off-line	88.76%	88.62%		14	bps

Average off-line interchange rate	1.40%	1.44%		(4)

Litigation has recently been brought against Visa by various merchants alleging anti-competitive practices and antitrust violations involving card interchange fees.  The continued success of TCF’s debit card program is dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its debit cards.  See “OVERVIEW” for further discussion of Visa litigation.

                        ATM Revenue

For the second quarter and first six months of 2005, ATM revenue was $10.8 million and $20.5 million, respectively, down slightly from $11.1 million and $21.1 million for the same periods of 2004.  The decline in ATM revenue in the second quarter and first six months of 2005 was attributable to declines in utilization of TCF’s ATM machines by non-customers.  At June 30, 2005, TCF had 1,151 EXPRESS TELLER® ATM machines, compared with 1,121 machines at June 30, 2004.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $11.1 million and $21.8 million for the second quarter and first six months of 2005, respectively, compared with $12.2 million and $22.4 million for the same 2004 periods.  The decrease in leasing and equipment finance revenues for the second quarter and first six months of 2005 as compared with the 2004 periods is primarily due to lower sales-type lease revenues, partially offset by higher operating lease revenues and other transaction fees.  Sales-type revenues generally occur at or near the end of the lease term as customers extend the lease or purchase the underlying equipment.  Leasing and equipment finance revenues may fluctuate from quarter to quarter based on customer-driven factors not entirely within the control of TCF.

Mortgage Banking Revenue

During the second half of 2004, TCF restructured its mortgage banking business by eliminating the wholesale loan origination activities and downsizing and integrating its retail loan origination function with TCF’s consumer lending business.  TCF’s mortgage banking business no longer originates any new loans and continues to service the remaining $3.8 billion portfolio of mortgage loans for third party investors.  TCF no longer sells mortgage loans to the secondary market.  As a result, there are no gains on sales of loans in the second quarter and first six months of 2005. During the second quarter of 2005, TCF transferred $212.8 million of loans to another third-party servicer. No gain or loss was recorded related to this transaction.

Mortgage banking revenue decreased $5.3 million and was $216 thousand in the second quarter of 2005, compared with $5.5 million for the same 2004 period.  Mortgage banking revenue decreased $7.6 million, to $1.4 million in the first six months of 2005, compared with $9.0 million for the first six months of 2004.  The decrease in mortgage banking revenue for the second quarter of 2005 was primarily due to a $3.2 million decrease in gains on sales of loans and $1.0 million of mortgage servicing rights provision for impairment.

The following table sets forth information about mortgage banking revenues:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Servicing income	$3,604	$4,339	$(735)	(16.9)%	$7,498	$8,964	$(1,466)	(16.4)%
Less mortgage servicing:
Amortization	2,565	3,242	(677)	(20.9)	5,506	6,918	(1,412)	(20.4)
Provision for impairment	1,000	-	1,000	100.0	1,000	-	1,000	100.0
Net servicing income	39	1,097	(1,058)	(96.4)	992	2,046	(1,054)	(51.5)
Gains on sales of loans (1)	-	3,168	(3,168)	(100.0)	-	5,304	(5,304)	(100.0)
Other income	177	1,230	(1,053)	(85.6)	366	1,600	(1,234)	(77.1)
Total mortgage banking revenue	$216	$5,495	$(5,279)	(96.1)	$1,358	$8,950	$(7,592)	(84.8)

(1) Beginning in 2005, TCF’s mortgage banking business no longer originates or sells loans.

The following table sets forth further information about mortgage banking:

	At		At
	June 30,		December 31,		Change
(Dollars in thousands)	2005		2004		$		%

Third party servicing portfolio	$3,818,673		$4,503,564		$(684,891)		(15.2)%
Weighted average note rate	5.75%		5.78%		(3	)bps	N.A.

Capitalized mortgage servicing rights, net	$39,936		$46,442		$(6,506)		(14.0)

Mortgage servicing rights as a percentage of servicing portfolio	1.05%		1.03%		2	bps	N.A.

Average service fee (basis points)	31.1	bps	31.0	bps	.1	bps	N.A.

Mortgage servicing rights as a multiple of average service fee	3.4	X	3.3	X	0.1	X	N.A.

N.A. Not applicable.

Mortgage servicing revenues can be significantly impacted by the amount of amortization and provision for impairment of mortgage servicing rights.  The valuation of mortgage servicing rights is a critical accounting estimate for TCF.  This estimate is based upon loan types, note rates and prepayment assumptions.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights decline.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  A key component in determining the fair value of mortgage servicing rights is the projected cash flows of the underlying loan portfolio.  TCF uses projected cash flows and related prepayment assumptions based on management’s best estimates.  The annualized prepayment rate on the third party servicing portfolio was 18.9% in the second quarter of 2005, compared with 30.1% for the same 2004 period. See Note 6 of Notes to the Consolidated Financial Statements for additional information concerning TCF’s mortgage servicing rights.

The following table summarizes prepayment speed assumptions and the weighted average remaining life of the loans in the servicing portfolio by interest rate tranche used in the determination of the value and amortization of mortgage servicing rights as of June 30, 2005 and December 31, 2004:

	At June 30, 2005			At December 31, 2004
(Dollars in thousands)		Prepayment	Weighted		Prepayment	Weighted
	Unpaid	Speed	Average Life	Unpaid	Speed	Average Life
Interest Rate Tranche	Balance	Assumption	(in Years)	Balance	Assumption	(in Years)
0 to 5.50%	$1,497,439	13.0%	6.7	$1,707,934	11.3%	7.5
5.51 to 6.00%	1,217,303	19.3	4.7	1,409,983	16.1	5.8
6.01 to 6.50%	564,257	25.6	3.5	691,148	23.2	4.0
6.51 to 7.00%	359,952	27.5	3.1	453,017	25.6	3.4
7.01% and higher	179,722	30.2	2.7	241,482	27.6	3.0
	$3,818,673	17.9	5.0	$4,503,564	15.8	5.8

At June 30, 2005 and December 31, 2004, the sensitivity of the current fair value of mortgage servicing rights to a hypothetical immediate 10% and 25% adverse change in prepayment speed assumptions and discount rate are as follows:

	At	At
	June 30,	December 31,
(Dollars in millions)	2005	2004
Fair value of mortgage servicing rights	$45.0	$55.9
Weighted-average life (in years)	5.0	5.8
Weighted-average prepayment speed assumption (annual rate)	17.9%	15.8%
Weighted-average discount rate	8.0%	7.5%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(2.4)	$(3.1)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(5.6)	$(7.1)
Impact on fair value of 10% adverse change in discount rate	$(1.0)	$(1.5)
Impact on fair value of 25% adverse change in discount rate	$(2.4)	$(3.4)

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

Other Non-Interest Income

In the second quarter of 2005, gains on sales of securities available for sale of $4.4 million were recognized on sales of $441.5 million of mortgage-backed securities, as compared with no sales for the same 2004 period.  Gains on sales of securities available for sale of $9.7 million were recognized on sales of  $907.5 million of mortgage-backed securities in the first six months of 2005, as compared with gains on sales of securities available for sale of $12.7 million on sales of $854 million in mortgage-backed securities during the same 2004 period.  During the first quarter of 2005, TCF sold its main office facility in Ann Arbor, Michigan and recognized a gain of $5.5 million.  TCF continues to occupy this office space under a short-term lease while it considers its relocation alternatives.

Consolidated Non-Interest Expense

Non-interest expense totaled $150.2 million for the second quarter of 2005, up 4.4%, from $143.9 million for the same 2004 period.  For the first six months of 2005, non-interest expense totaled $298.4 million, up 4.8%, from $284.6 million for the same 2004 period.  Compensation expense totaled $68.8 million and $135.7 million for the second quarter and first six months of 2005, respectively, up from $67.7 million and $132.4 million for the same 2004 periods.  The second quarter 2005 increase from 2004 was primarily due to a $3.5 million increase in the banking segment of which $1.2 million related to salary expense attributable to new branches opened during the past 12 months, partially offset by a $2.6 million decrease for mortgage banking.  Contributing to the increase for the first six months of 2005 was a $2.3 million increase related to TCF’s continued new branch expansion.  Employee benefits for the second quarter and first six months of 2005 were $13.2 million and $27.7 million, respectively, up from $11.9 million and $26.1 million for the same 2004 periods.  The increase for the second quarter and first six months of 2005 as compared with the same 2004 periods was primarily due to an increase of $903 thousand and $2.0 million, respectively, in retirement expenses and payroll taxes, partially offset by a $33 thousand and $826 thousand decrease in health plan expenses, respectively.  Occupancy and equipment expense totaled $24.8 million and $50.2 million for the second quarter and first six months of 2005, respectively, up $1.4 million and $3.3 million, respectively, from the same 2004 periods, primarily the result of costs associated with new branch expansion.  Deposit account losses decreased $1.6 million and $2.1 million for the second quarter and first six months of 2005, respectively, as compared with the same 2004 periods, primarily due to lower incidents and higher restitution, partially offset by higher external fraud losses.  For the second quarter and first six months of 2005, advertising and promotions expense increased $280 thousand and $617 thousand, respectively, from the comparable 2004 periods, primarily due to expenses related to customer rewards programs.  Other non-interest expense totaled $33.0 million and $64.3 million for the second quarter and first six months of 2005, respectively, reflecting an increase of 13.4% and 12.2% from $29.1 million and $57.3 million, respectively, for the same 2004 periods.  The increase in other non-interest expense for the second quarter and first six months of 2005 was primarily due to increases in card processing and issuance expenses related to the overall increase in card revenues, higher repossessed real estate expenses due to large recoveries on property sales in the second quarter of 2004, and increases in operating lease depreciation expense in the leasing businesses.

Deposit account losses include a variety of losses related to deposit taking activities including overdrafts, external fraud and forgery and other deposit processing losses.  Deposit account losses also include restitution received from customers, net of any related outside collection agency fees.  Overdrafts are considered temporary receivables to be collected as soon as possible.  They are not considered extensions of credit, since TCF does not have an overdraft protection program, and they are not formally underwritten. Losses on uncollectible overdrafts are reported as deposit account losses in non-interest-expense within 60 days from the date of overdraft.  Uncollectible deposit fees are reversed against deposit fees and service charges. In February 2005, the Office of the Comptroller of Currency and other banking regulatory agencies issued joint agency guidance on overdrafts and overdraft protection programs.  The guidance primarily addresses concerns about marketing, disclosure and implementation of overdraft protection programs.  TCF does not offer overdraft protection programs for which this guidance is primarily directed.  However, TCF is implementing certain relevant best practices which are described in the joint agency guidance and is continuing to evaluate this guidance.

Income Taxes

TCF recorded income tax expense of $26.7 million and $59.7 million for the second quarter and first six months of 2005, respectively, or 27.41% and 30.82%, respectively, of income before income tax expense, compared with $33.5 million and $64.7 million, or 33.95% and 33.94%, respectively, of income before income tax expense for the comparable 2004 periods.  The lower effective income tax rate in the second quarter and first six months of 2005, compared with the same 2004 periods was due to a $5.2 million adjustment primarily related to the clarification of existing tax laws as well as a reduction in the expected 2005 annual effective income tax rate.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets. These companies are consolidated with TCF National Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation.  The REIT and related companies must meet specific provisions of the Internal Revenue Code (“IRC”) and state tax laws.  If these companies fail to meet any of the required provisions of Federal and state tax laws, TCF’s tax expense could increase.  TCF’s FOC operates under laws in certain states (including Minnesota and Illinois) that allow deductions for income derived from FOCs. Use of these companies is and has been the subject of Federal and state audits.

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards.  Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by Federal and state taxing authorities.  Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.  In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the current prevailing Federal and state income tax rates.  If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to income tax expense.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $807.3 million and $1.2 billion of mortgage-backed securities during the first six months of 2005 and 2004, respectively, to replace the prepayments of residential real estate loans and mortgage-backed securities.  TCF sold $907.5 million and $854 million of mortgage-backed securities during the first six months of 2005 and 2004, respectively.  At June 30, 2005, the unrealized gain on TCF’s mortgage-backed securities available for sale portfolio was $2.5 million.  TCF may, from time to time, sell additional mortgage-backed securities and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At
(Dollars in thousands)	June 30,	December 31,	Change
	2005	2004	$	%
Consumer home equity and other:
Home equity:
First mortgage lien	$3,155,799	$2,894,174	$261,625	9.0%
Junior lien	1,613,893	1,487,583	126,310	8.5
Total consumer home equity	4,769,692	4,381,757	387,935	8.9
Other	38,311	36,831	1,480	4.0
Total consumer home equity and other	4,808,003	4,418,588	389,415	8.8
Commercial:
Commercial real estate:
Permanent	1,994,478	1,958,377	36,101	1.8
Construction and development	208,274	196,019	12,255	6.3
Total commercial real estate	2,202,752	2,154,396	48,356	2.2
Commercial business	447,958	424,135	23,823	5.6
Total commercial	2,650,710	2,578,531	72,179	2.8

Leasing and equipment finance:
Equipment finance loans	352,573	334,352	18,221	5.4
Lease financings:
Direct financing leases	1,101,901	1,067,845	34,056	3.2
Sales-type leases	18,127	22,742	(4,615)	(20.3)
Lease residuals, excluding leveraged lease	33,743	35,163	(1,420)	(4.0)
Unearned income and deferred lease costs	(105,262)	(103,516)	1,746	1.7
Investment in leveraged lease	18,786	18,786	-	-
Total lease financings	1,067,295	1,041,020	26,275	2.5
Total leasing and equipment finance	1,419,868	1,375,372	44,496	3.2
Total consumer, commercial and leasing and equipment finance	8,878,581	8,372,491	506,090	6.0
Residential real estate	884,141	1,014,166	(130,025)	(12.8)
Total loans and leases	$9,762,722	$9,386,657	$376,065	4.0

        The following table sets forth information about loans and leases by state, excluding loans held for sale:

(Dollars in thousands)	At June 30, 2005
	Consumer		Leasing and
	Home Equity		Equipment	Residential
Geographic Distribution:	and Other	Commercial	Finance	Real Estate	Total
Minnesota	$1,948,653	$745,167	$62,956	$454,111	$3,210,887
Illinois	1,316,625	475,960	50,444	141,649	1,984,678
Michigan	825,218	807,073	90,752	232,387	1,955,430
Wisconsin	445,668	384,935	36,773	25,362	892,738
Colorado	227,238	31,200	29,697	5,744	293,879
California	1,546	9,347	178,183	-	189,076
Florida	8,462	26,750	106,226	739	142,177
Texas	528	4,144	94,201	1,106	99,979
Ohio	4,410	26,070	55,692	5,175	91,347
Other	29,655	140,064	714,944	17,868	902,531
Total	$4,808,003	$2,650,710	$1,419,868	$884,141	$9,762,722

At June 30, 2005, 50% of TCF’s consumer and commercial loans consist of variable-rate loans.  The variable-rate consumer loans have their interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) may have their interest rates tied to either the prime rate or LIBOR. In addition, to the extent these loans have interest rate floors, a change in interest rates may not result in a change in the interest rate on the variable-rate loan.  Substantially all leasing and equipment finance loans and leases have fixed rates.  All residential real estate loans have fixed or adjustable rates.

The following table provides additional information relating to TCF’s consumer and commercial loan balances at June 30, 2005:

(Dollars in millions)	At June 30, 2005
	Consumer Home Equity and Other		Commercial (1)		Total
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Variable-rate loans	$2,510	52%	$1,206	45%	$3,716	50%
Fixed-rate loans	2,298	48	473	18	2,771	37
Adjustable-rate loans (2)	-	-	972	37	972	13
Total	$4,808	100%	$2,651	100%	$7,459	100%

(1)   Includes commercial real estate and commercial business loans.

(2)          These loans reprice at periodic intervals, generally 3-5 years, at which time the fixed rate adjusts to a new rate based on a specified spread to the applicable U.S. Treasury rate.

Approximately 68% of the home equity loan portfolio at June 30, 2005 consisted of closed-end loans, compared with 66% at December 31, 2004.   In addition, 52% of this portfolio at June 30, 2005 carries a variable interest rate tied to the prime rate, compared with 62% at December 31, 2004.   At June 30, 2005, the weighted average loan-to-value ratio for the home equity portfolio was 75%, unchanged from December 31, 2004.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At June 30, 2005			At December 31, 2004
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
		Percent	a Percentage		Percent	a Percentage
Loan-to-Value Ratios (1):	Balance	of Total	of Balance	Balance	of Total	of Balance
Over 100% (2)	$28,563.6%		1.86%	$32,825.7%		3.02%
Over 90% to 100%	531,587	11.1	.46	449,291	10.3	.38
Over 80% to 90%	1,803,050	37.8	.33	1,750,531	39.9	.32
80% or less	2,406,492	50.5	.31	2,149,110	49.1	.32
Total	$4,769,692	100.0%	.34	$4,381,757	100.0%	.35

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

The following table summarizes TCF’s commercial real estate loan portfolio by property type:

(Dollars in thousands)	At June 30, 2005			At December 31, 2004
		Construction			Construction
		and			and
	Permanent	Development	Total	Permanent	Development	Total
Apartments	$533,742	$14,214	$547,956	$524,253	$2,795	$527,048
Retail services	425,201	32,189	457,390	382,068	28,142	410,210
Office buildings	405,610	41,000	446,610	420,874	35,865	456,739
Warehouse/industrial buildings	263,949	4,506	268,455	258,561	1,729	260,290
Hotel and motels	108,973	15,520	124,493	122,236	15,700	137,936
Health care facilities	31,634	1,354	32,988	44,344	9,308	53,652
Other	225,369	99,491	324,860	206,041	102,480	308,521
Total	$1,994,478	$208,274	$2,202,752	$1,958,377	$196,019	$2,154,396

TCF continues to expand its commercial real estate and commercial business lending activity to borrowers located in its primary midwestern markets.  With a focus on secured lending, at June 30, 2005, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by real estate properties or underlying business assets. At June 30, 2005, approximately 94% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.

The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type:

(Dollars in thousands)	At June 30, 2005			At December 31, 2004
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
		Percent	a Percentage		Percent	a Percentage
Marketing Segment	Balance	of Total	of Balance	Balance	of Total	of Balance
Middle market (1)	$789,222	55.5%	.33%	$747,964	54.3%	.51%
Small ticket (2)	283,722	20.0	.76	258,094	18.8	.75
Winthrop (3)	204,226	14.4	.27	200,819	14.6	1.10
Wholesale (4)	77,516	5.5	.01	83,913	6.1	-
Leveraged lease	18,786	1.3	-	18,786	1.4	-
Other	46,396	3.3	1.81	65,796	4.8	1.68
Total	$1,419,868	100.0%	.44	$1,375,372	100.0%	.67

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

(3)          Winthrop’s portfolio consists primarily of technology and data processing equipment.

(4)          Wholesale includes the discounting of lease receivables sourced by third party lessors.

(Dollars in thousands)	At June 30, 2005		At December 31, 2004
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Manufacturing	$256,243	18.1%	$251,157	18.2%
Specialty vehicles	235,553	16.6	236,582	17.2
Technology and data processing	220,138	15.5	229,160	16.7
Construction	206,476	14.5	182,612	13.3
Medical	179,424	12.6	157,745	11.5
Trucks and trailers	65,134	4.6	74,870	5.4
Furniture and fixtures	55,489	3.9	51,192	3.7
Printing	50,316	3.5	45,394	3.3
Material handling	36,721	2.6	33,810	2.5
Aircraft	21,011	1.5	22,556	1.6
Other	93,363	6.6	90,294	6.6
Total	$1,419,868	100.0%	$1,375,372	100.0%

The leasing and equipment finance portfolio tables above include lease residuals.  Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis.  Any downward revisions are recorded in the periods in which they become known.   At June 30, 2005, lease residuals, excluding the leveraged lease residual, totaled $33.7 million, and were $35.2 million at December 31, 2004.  The lease residual on the leveraged lease is included in the investment in leveraged lease and represents a 100% equity interest in a Boeing 767-300 aircraft leased to Delta.  The investment in leveraged lease represents net unpaid rentals and estimated unguaranteed residual value of the leased asset less related unearned income.  TCF has no obligation for principal and interest on the notes representing the third-party participation related to this leveraged lease.  However, these noteholders have a security interest in the aircraft which is superior to TCF’s equity interest.  Such notes, which totaled $15.6 million at June 30, 2005, down from $19.2 million at December 31, 2004, are recorded as an offset against the related rental receivable.  In 2004, TCF downgraded its credit rating on the Delta leveraged lease, classified its investment as substandard and placed the lease on non-accrual status.  Although Delta is current on its payments related to this transaction, if Delta declares bankruptcy, it could result in the charge-off of all or part of TCF’s $18.8 million investment in the leveraged lease and the current payment of previously deferred income tax obligations.  TCF has established a reserve for 74% of the investment in the Delta leveraged lease.  This reserve was increased from 50% at March 31, 2005 through an allocation of the previously unallocated allowance for loan and lease losses.  The Delta lease represents TCF’s only material direct exposure to the commercial airline industry.  Reduced airline travel, higher fuel costs, changes in airline fare structures, and other factors have adversely impacted the airline industry and could have an adverse impact on Delta’s ability to meet its lease obligations and on the residual value of the aircraft.

TCF’s net investment in a leveraged lease is comprised of the following:

	At	At
(In thousands)	June 30,	December 31,
	2005	2004
Rental receivable (net of principal and interest on non-recourse debt)	$10,064	$10,064
Estimated residual value of leased asset	13,660	13,660
Less: Unearned income	(4,938)	(4,938)
Investment in leveraged lease	18,786	18,786
Less: Deferred taxes	(9,924)	(9,039)
Net investment in leveraged lease	$8,862	$9,747

Total loan and lease originations for TCF’s leasing businesses were $380.5 million for the first six months of 2005, compared with $340.3 million for the same 2004 period.  The backlog of approved transactions increased to $227.3 million at June 30, 2005, from $195.3 million at December 31, 2004.  TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $76.4 million appropriate to cover losses inherent in the loan and lease portfolios as of June 30, 2005.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

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

The key indicators of TCF’s credit quality and reserve coverage at or for the three months ended June 30, 2005, include the ratio of annualized net charge-offs to average loans and leases of .08%, the allowance to total loans and leases of .78%, and non-performing assets to total assets of ..47%.

The following table sets forth information detailing the allowance for loan and lease losses and selected key indicators:

(Dollars in thousands)	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$76,883	$79,054	$79,878	$76,619
Charge-offs	(2,986)	(3,018)	(5,776)	(5,517)
Recoveries	1,082	919	4,313	2,902
Net charge-offs	(1,904)	(2,099)	(1,463)	(2,615)
Provision charged to operations	1,427	3,070	(2,009)	4,230
Acquired allowance	-	-	-	1,791
Balance at end of period	$76,406	$80,025	$76,406	$80,025
Key Indicators:
Annualized net charge-offs as a percentage of average loans and leases	.08%	.10%	.03%	.06%

Period end allowance as a multiple of annualized net charge-offs	10.0X	9.5X	26.1X	15.3 X

Income before income taxes and provision for loan losses as a multiple of net charge-offs	51.9X	48.5X	131.1X	74.5X

TCF’s methodologies for determining and allocating the allowance for loan and lease losses focus on ongoing reviews of larger individual loans and leases, historical net charge-offs, the level of impaired and non-performing assets, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, prevailing economic conditions and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis. The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio.  The allocation of TCF’s allowance for loan and lease losses is disclosed in the following table and is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In the second quarter of 2005, TCF refined its allowance for loan and lease losses allocation methodology resulting in an allocation of the entire allowance for loan and lease losses to the individual loan and lease portfolios. This change allocates the previous unallocated portion of the allowance for loan and lease losses.

	At June 30, 2005			At December 31, 2004
	Allowance for		Allowance	Allowance for		Allowance
(Dollars in thousands)	Loan and	Total Loans	as a % of	Loan and	Total Loans	as a % of
	Lease Losses	and Leases	Balance	Lease Losses	and Leases	Balance
Consumer home equity and other	$15,783	$4,808,003.33%		$9,939	$4,418,588.22%
Commercial real estate	20,448	2,202,752.93		20,742	2,154,396.96
Commercial business	7,100	447,958	1.58	7,696	424,135	1.81
Leasing and equipment finance	32,435	1,419,868	2.28	24,566	1,375,372	1.79
Unallocated	-	-	-	16,139	-	N.A.
Subtotal	75,766	8,878,581.85		79,082	8,372,491.94
Residential real estate	640	884,141.07		796	1,014,166.08
Total	$76,406	$9,762,722.78		$79,878	$9,386,657.85

N.A. Not applicable.

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Net	% of Average	Net	% of Average	Net	% of Average	Net	% of Average
(Dollars in thousands)	Charge-offs	Loans and	Charge-offs	Loans and	Charge-offs	Loans and	Charge-offs	Loans and
	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)
Consumer home equity and other	$1,016.09%		$719.07%		$2,325.10%		$1,293.07%
Commercial real estate	(3)	—	(15)	—	34	—	(48)	—
Commercial business	(31)	(0.03)	(16)	(.01)	(2,468)	(1.17)	57.03
Leasing and equipment finance	911.26		1,378.43		1,525.22		1,272.21
Residential real estate	11	—	33.01		47.01		41.01
Total	$1,904.08		$2,099.10		$1,463.03		$2,615.06

(1) Annualized.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 51% of non-performing assets at June 30, 2005 consisted of, or were secured by, real estate.

Non-performing assets are summarized in the following table:

	At	At
(Dollars in thousands)	June 30,	December 31,
	2005	2004	$ Change
Non-accrual loans and leases:
Consumer home equity and other	$10,324	$12,187	$(1,863)
Commercial real estate	-	1,093	(1,093)
Commercial business	2,660	4,533	(1,873)
Leasing and equipment finance	26,485	25,678	807
Residential real estate	2,230	3,387	(1,157)
Total non-accrual loans and leases	41,699	46,878	(5,179)
Other real estate owned:
Residential	12,479	11,726	753
Commercial	4,799	5,465	(666)
Total other real estate owned	17,278	17,191	87
Total non-performing assets	$58,977	$64,069	$(5,092)
Non-performing assets as a percentage of:
Net loans and leases	.61%	.69%	(8	)bps
Total assets	.47%	.52%	(5)

Included in non-performing assets are loans that are considered impaired.  Impaired loans totaled $4.5 million at June 30, 2005, compared with $8.1 million at December 31, 2004.  The related allowance for credit losses was $1.7 million at June 30, 2005 compared with $3.7 million at December 31, 2004.  All of the impaired loans were on non-accrual status.  There were no impaired loans at June 30, 2005 or December 31, 2004 which did not have a related allowance for loan losses.  Average impaired loans during the three months ended June 30, 2005 were $5.1 million, compared with $8.3 million during the three months ended December 31, 2004.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined using the contractual method.

	At June 30, 2005		At December 31, 2004
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases
Accruing loans and leases delinquent for:
30-59 days	$17,165.18%		$20,776.23%
60-89 days	8,717.09		8,659.09
90 days or more	6,165.06		4,950.05
Total		$32,047.33%		$34,385.37%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type:

	At June 30, 2005		At December 31, 2004
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity and other	$16,406.34%		$15,436.35%
Commercial real estate	663.03		32	-
Commercial business	292.07		404.10
Leasing and equipment finance	6,069.44		8,997.67
Residential real estate	8,617.98		9,516.94
Total		$32,047.33	$34,385.37

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $60.1 million of loans and leases at June 30, 2005, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $71.1 million at December 31, 2004.  These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows:

	At June 30,	At December 31,	Change
(Dollars in thousands)	2005	2004	$	%

Commercial real estate	$29,256	$34,138	$(4,882)	(14.3)%
Commercial business	21,997	18,112	3,885	21.4
Leasing and equipment finance	8,855	18,816	(9,961)	(52.9)
Total	$60,108	$71,066	$(10,958)	(15.4)

Leasing and equipment finance potential problem loans and leases include $50 thousand and $1.2 million funded on a non-recourse basis at June 30, 2005 and December 31, 2004, respectively.

Deposits

Checking, savings and money market deposits are an important source of low cost funds and fee income for TCF.   Deposits totaled $8.4 billion at June 30, 2005, up $462.1 million from December 31, 2004.  At June 30, 2005, checking, savings and money market deposits totaled $6.7 billion, up $201.9 million from December 31, 2004, and comprised 79.5% of total deposits at June 30, 2005, compared with 81.6% of total deposits at December 31, 2004.  At June 30, 2005, certificates of deposit increased $260.2 million from December 31, 2004.  Certificates of deposit greater than $100,000 were $399.0 million as of June 30, 2005, up $146.3 million from $252.7 million as of December 31, 2004.  TCF’s weighted-average rate for deposits, including non-interest-bearing deposits, was 1.08% at June 30, 2005, up from .69% at December 31, 2004, primarily reflecting increases in premier checking and premier savings average balances and overall increases in interest rates.

New Branch Expansion

Key to TCF’s growth is its continued investment in new branch expansion.  New branches are an important source of new customers in both deposit products and consumer lending products.  While supermarket branches continue to play an important role in TCF’s expansion strategy, the opportunity to add new supermarket branches within TCF’s markets will slow in future years.  Therefore, TCF will continue new branch expansion by opening more traditional branches. Although traditional branches require a higher initial investment than supermarket branches, they ultimately attract more customers and become more profitable.  During the second quarter of 2005, TCF opened six new branches, including three traditional branches, two supermarket branches and one campus branch.  TCF now has 132 new branches opened since January 1, 2000.  TCF plans to open 21 new branches during the remainder of 2005, consisting of 14 traditional branches, five supermarket branches and two campus branches.

Additional information regarding the results of TCF’s new branches opened since January 1, 2000 is displayed in the table below:

(Dollars in thousands)	At June 30,		Increase
	2005	2004	(Decrease)	% Change
Number of new branches*
Traditional	57	40	17	42.5%
Supermarket	74	64	10	15.6
Campus	1	-	1	-
Total	132	104	28	26.9
Percentage of total branches	30%	25%

Number of checking accounts	238,850	177,530	61,320	34.5
Deposits:
Checking	$368,620	$249,531	$119,089	47.7
Savings	248,658	140,477	108,181	77.0
Money market	25,827	21,318	4,509	21.2
Subtotal	643,105	411,326	231,779	56.3
Certificates of deposits	200,260	56,885	143,375	N.M.
Total deposits	$843,365	$468,211	$375,154	80.1

Total deposit fees and other revenue (quarter-to-date)	$17,219	$13,414	$3,805	28.4

* New branches opened since January 1, 2000, excluding those branches which have subsequently closed.
N.M. Not Meaningful

Borrowings

Borrowings totaled $2.9 billion at June 30, 2005, down $160.0 million from December 31, 2004. Borrowings decreased primarily due to the overall increase in deposits exceeding the growth in assets. The weighted-average rate on borrowings increased to 4.02% at June 30, 2005, from 3.37% at December 31, 2004, primarily due to the impact of rising short-term interest rates.  During the first quarter of 2005 and second quarter of 2004, TCF Bank issued $50 million and $75 million, respectively, of subordinated notes due in 2015 and 2014, respectively.  Also, during the first quarter of 2005, TCF extended $200 million of FHLB advances until February 2007, at an average fixed interest rate of 3.60%.  Included in long-term borrowings at June 30, 2005, are $567.5 million of fixed-rate FHLB advances and $200 million of repurchase agreements with other institutions, which are callable quarterly at par until maturity.  If the FHLB advances are called, replacement funding will be provided by the FHLB at the then-prevailing market rate of interest for the remaining term-to-maturity, subject to standard terms and conditions.

TCF Financial Corporation (parent company only) has a $105 million line of credit maturing in April 2006, which is unsecured and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes.  At June 30, 2005, TCF had $24.5 million outstanding on this bank line of credit at an average rate of 4.11%, compared with $14.0 million outstanding at December 31, 2004 at an average rate of 3.18%.

Contractual Obligations And Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At June 30, 2005, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows:

(Dollars in thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings	$2,944,629	$2,070,140	$327,165	$123,711	$423,613
Annual rental commitments under non-cancelable operating leases	178,833	25,887	42,107	32,279	78,560
Campus marketing agreements	51,115	995	2,576	4,702	42,842
Construction contracts and land purchase commitments for future branch sites	23,543	23,543	-	-	-
	$3,198,120	$2,120,565	$371,848	$160,692	$545,015

	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,693,473	$10,131	$15,798	$34,333	$1,633,211
Commercial	735,124	490,599	188,310	51,636	4,579
Leasing and equipment finance	76,278	76,278	-	-	-
Other	14,886	14,886	-	-	-
Total commitments to lend	2,519,761	591,894	204,108	85,969	1,637,790
Loans serviced with recourse	81,664	1,776	3,826	3,617	72,445
Standby letters of credit and guarantees on industrial revenue bonds	80,429	43,043	18,134	19,252	-
	$2,681,854	$636,713	$226,068	$108,838	$1,710,235

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

Loans serviced with recourse represent a contingent guarantee based upon the failure to perform by another party.  These loans consist of $79.7 million of Veterans Administration (“VA”) loans and $1.9 million of loans sold with recourse to the Federal National Mortgage Association (“FNMA”).  As is typical of a servicer of VA loans, TCF must cover any principal loss in excess of the VA’s guarantee if the VA elects its “no-bid” option upon the foreclosure of a loan.  Since conditions under which TCF would be required either to cover any principal loss in excess of the VA’s guarantee may not materialize, the actual cash requirements are expected to be significantly less than the amount provided in the table above.

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

Stockholders’ Equity

Stockholders’ equity at June 30, 2005 was $954.6 million, or 7.6% of total assets, compared with $958.4 million, or 7.8% of total assets, at December 31, 2004.  For the first six months of 2005, average total equity to average assets was 7.41%, compared with 7.94% for the year ended December 31, 2004.  During the second quarter of 2005, TCF’s Board of Directors authorized another program for the repurchase of up to five percent of the Company’s outstanding common stock, or 6.7 million shares.  This program is in addition to the existing program for repurchasing shares announced in July 2003.  TCF repurchased 3.1 million shares of its common stock during the first six months of 2005 at an average cost of $27.01 per share.  At June 30, 2005, TCF had 7.1 million shares remaining in its stock repurchase programs authorized by its Board of Directors.  Since January 1, 1998, the Company has repurchased 57.3 million shares of its common stock at an average cost of $18.08 per share. On July 18, 2005, TCF declared a regular quarterly dividend of 21.25 cents per common share, payable on August 31, 2005, to shareholders of record as of July 29, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk — Interest-Rate Risk

TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage interest rate risk. Although TCF manages other risks, such as credit and liquidity risk, in the normal course of its business, the Company considers interest rate risk to be its most significant market risk. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. The mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest rate risk. TCF, like most financial institutions, has material interest rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices (e.g., prime).

TCF’s Asset/Liability Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income, relative to a base case scenario. Net interest income simulation involves forecasting under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At June 30, 2005, net interest income is estimated to increase by 2.7%, compared with the base case scenario, over the next twelve months if interest rates were to sustain an immediate increase of 100 basis points. In the event interest rates were to decline by 100 basis points, net interest income is estimated to decrease by 3.7%, compared with the base case scenario, over the next twelve months. The projected decrease in net interest income from the base case scenario is primarily due to an assumed reduction in total interest-earning assets.

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

In addition to the net interest income simulation model, management also utilizes an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities repricing within a given period). While the interest rate gap measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption (large quarterly changes may occur related to these items), the interest rate gap represents the net asset or liability sensitivity at a point in time.

TCF’s one-year interest rate gap was a positive $518.9 million, or 4.1% of total assets at June 30, 2005, compared with a positive $585.3 million, or 4.7% of total assets at December 31, 2004.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing. An increase in consumer fixed rate loans was offset by a decrease in treasury assets, causing the one-year gap to remain relatively flat compared with December 31, 2004.

Since December 31, 2004, short-term interest rates have increased approximately 100 basis points, while long-term rates have remained relatively flat. This flattening of the yield curve has caused an increase in TCF’s fixed-rate loan portfolios and a decrease in its variable-rate loan portfolios, therefore the Asset/Liability committee has shifted some of the related funding to longer-term depository products. An increase in long-term interest rates would likely have a favorable impact on TCF’s net interest income, but may be partially diminished by an adverse impact on TCF’s deposit account balances, if customers transfer some of their funds to higher interest rate deposit products or other investments, resulting in an increase in the total cost of funds for TCF.

TCF believes this relatively balanced interest rate gap position to be warranted. Current rates are still below historical averages, and there may be a greater possibility over time of higher interest rates versus lower interest rates. However, if interest rates fall, TCF could experience an increase in prepayments of fixed rate mortgage-backed securities, residential real estate loans, consumer loans and commercial real estate loans, and could experience compression of its net interest income.

The one-year interest rate gap could be significantly affected by external factors such as prepayments, other than those assumed in the net interest income simulation and interest rate gap models, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, a general rise or decline in interest rates, and the possibility that TCF’s counterparties will exercise their option to call certain of TCF’s longer-term callable borrowings. Decisions by management to purchase or sell assets or to retire debt could change the maturity/repricing and spread relationships. In addition, TCF’s interest-rate risk may increase during periods of rising interest rates due to slower prepayments on fixed-rate loans and mortgage-backed securities.

TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the $4.4 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at June 30, 2005, by approximately $436 million, or 45%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.

Recent Accounting Developments

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 carries forward the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. TCF expects no significant effect on TCF financial statements as a result of the adoption of this statement.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard  No. 123R, Share-Based Payment which revised SFAS No. 123, Accounting for Stock-Based Compensation.  This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and related implementation guidance and amends SFAS No. 95, Statement of Cash Flows.  It requires that all stock-based compensation now be measured at fair value and recognized as expense in the income statement.  This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the statement of cashflows.  Various other changes are also required.  This Statement is effective beginning January 1, 2006, for public companies as a result of recent SEC actions.  TCF adopted the recognition provisions of SFAS 123 in January 2000.  TCF expects no significant effect on TCF financial statements as a result of the adoption of this Statement.

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

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards or monetary, fiscal or tax policies of the federal or state governments; adverse findings in tax audits or regulatory examinations; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values or a bankruptcy filing by Delta Airlines, the lessee under a leveraged lease in which TCF holds an equity interest; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties; adverse changes in securities markets; the risk that TCF could be unable to effectively manage the volatility of its mortgage servicing portfolio, which could adversely affect earnings; and results of litigation or other significant uncertainties.  Investors should consult TCF’s Annual Report to Shareholders and reports on Forms 10-K, 10-Q and 8-K for additional important information about the Company.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2005.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the second quarter of 2005.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands,	At June 30,	At March 31,	At Dec. 31,	At Sept. 30,	At June 30,
except per-share data)	2005	2005	2004	2004	2004

SELECTED FINANCIAL CONDITION DATA:

Securities available for sale	$1,406,575	$1,785,520	$1,619,941	$1,330,708	$1,588,372
Residential real estate loans	884,141	950,469	1,014,166	1,047,079	1,091,678
Subtotal	2,290,716	2,735,989	2,634,107	2,377,787	2,680,050
Loans and leases excluding residential real estate loans	8,878,581	8,602,109	8,372,491	8,025,804	7,776,921
Goodwill	152,599	152,599	152,599	152,599	152,599
Mortgage servicing rights	39,936	43,501	46,442	51,474	51,290
Total assets	12,607,216	12,733,208	12,340,567	11,997,949	11,942,863
Checking, savings and money market deposits	6,695,484	6,709,527	6,493,545	6,323,659	6,321,761
Certificates of deposit	1,728,842	1,685,486	1,468,650	1,471,164	1,439,896
Total deposits	8,424,326	8,395,013	7,962,195	7,794,823	7,761,657
Short-tem borrowings	1,045,582	878,390	1,056,111	845,499	869,576
Long-term borrowings	1,899,047	2,098,878	2,048,492	2,057,608	2,065,870
Stockholders’ equity	954,557	926,343	958,418	965,266	939,152

	Three Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2005	2005	2004	2004	2004

SELECTED OPERATIONS DATA:
Interest income	$179,999	$171,345	$163,388	$157,413	$152,789
Interest expense	48,714	42,292	36,899	32,923	30,370
Net interest income	131,285	129,053	126,489	124,490	122,419
Provision for credit losses	1,427	(3,436)	4,073	2,644	3,070
Net interest income after provision for credit losses	129,858	132,489	122,416	121,846	119,349
Non-interest income:
Fees and other revenues	113,268	106,909	126,311	115,803	123,293
Gains on sales of securities available for sale	4,437	5,239	6,204	3,679	-
Total non-interest income	117,705	112,148	132,515	119,482	123,293
Non-interest expense	150,247	148,111	154,396	147,926	143,906
Income before income tax expense	97,316	96,526	100,535	93,402	98,736
Income tax expense	26,675	33,061	33,133	31,690	33,518
Net income	$70,641	$63,465	$67,402	$61,712	$65,218

Per common share:
Basic earnings	$.53	$.47	$.50	$.45	$.47
Diluted earnings	$.53	$.47	$.50	$.45	$.47
Dividends declared	$.2125	$.2125	$.1875	$.1875	$.1875

FINANCIAL RATIOS:
Return on average assets (1)	2.22%	2.03%	2.22%	2.06%	2.20%
Return on average common equity (1)	30.23	27.18	28.35	25.96	27.68
Net interest margin (1)	4.53	4.56	4.56	4.56	4.53
Net charge-offs (recoveries) as a percentage of average loans and leases (1)	.08	(.02)	.14	.17	.10
Average total equity to average assets	7.36	7.48	7.81	7.94	7.95

(1) Annualized.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Six Months Ended June 30,
	2005			2004
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields and Rates (2)	Average Balance	Interest (1)	Average Yields and Rates (2)
Assets:
Investments	$103,643	$2,146	4.17%	$149,681	$1,668	2.24%
Securities available for sale (3)	1,655,154	42,820	5.17	1,533,034	40,745	5.32
Loans held for sale	210,371	4,820	4.62	372,215	6,181	3.34
Loans and leases:
Consumer home equity - variable rate	2,647,837	86,531	6.59	2,289,460	61,413	5.39
Consumer home equity - fixed rate	1,902,409	63,467	6.73	1,475,572	51,673	7.04
Consumer - other	35,023	1,564	9.01	40,096	1,629	8.17
Total consumer home equity and other	4,585,269	151,562	6.67	3,805,128	114,715	6.06
Commercial real estate - variable rate	838,009	22,772	5.48	755,222	15,339	4.08
Commercial real estate - fixed and adjustable rate	1,346,251	40,977	6.14	1,208,774	37,882	6.30
Total commercial real estate	2,184,260	63,749	5.89	1,963,996	53,221	5.45
Commercial business - variable rate	345,986	9,095	5.30	337,244	6,205	3.70
Commercial business - fixed and adjustable rate	74,307	2,100	5.70	90,969	2,494	5.51
Total commercial business	420,293	11,195	5.37	428,213	8,699	4.09
Leasing and equipment finance (4)	1,401,094	47,924	6.84	1,240,112	43,478	7.01
Subtotal	8,590,916	274,430	6.43	7,437,449	220,113	5.95
Residential real estate	951,891	27,128	5.71	1,158,248	33,301	5.76
Total loans and leases (5)	9,542,807	301,558	6.36	8,595,697	253,414	5.92
Total interest-earning assets	11,511,975	351,344	6.14	10,650,627	302,008	5.69
Other assets (6)	1,086,604			1,040,334
Total assets	$12,598,579			$11,690,961

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,580,426			$1,505,911
Small business	559,448			474,676
Commercial and custodial	312,543			354,242
Total non-interest bearing deposits	2,452,417			2,334,829
Interest-bearing deposits:
Premier checking	520,073	5,055	1.96	100,493	642	1.28
Other checking	1,082,442	924.17		1,157,152	465.08
Subtotal	1,602,515	5,979.75		1,257,645	1,107.18
Premier savings	313,725	3,811	2.45	15,975	108	1.36
Other savings	1,605,131	3,782.48		1,807,703	3,205.36
Subtotal	1,918,856	7,593.80		1,823,678	3,313.37
Money market	640,442	2,635.83		816,090	1,495.37
Subtotal	4,161,813	16,207.79		3,897,413	5,915.31
Certificates of deposit	1,650,619	20,377	2.49	1,523,881	14,098	1.86
Total interest-bearing deposits	5,812,432	36,584	1.27	5,421,294	20,013.74
Total deposits	8,264,849	36,584.89		7,756,123	20,013.52
Borrowings:
Short-term borrowings	947,512	12,988	2.76	702,707	4,465	1.28
Long-term borrowings	2,095,205	41,434	3.99	1,914,870	36,618	3.84
Total borrowings	3,042,717	54,422	3.60	2,617,577	41,083	3.16
Total deposits and borrowings	11,307,566	91,006	1.62	10,373,700	61,096	1.18
Other liabilities (6)	357,727			378,465
Total liabilities	11,665,293			10,752,165
Stockholders’ equity (6)	933,286			938,796
Total liabilities and stockholder’s equity	$12,598,579			$11,690,961
Net interest income and margin		$260,338	4.54%		$240,912	4.52%

(1)

Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $426,000 and $277,000 was recognized during the six months ended June 30, 2005 and 2004, respectively.

(2)	Annualized.
(3)	Average balance and yield of securities available for sale are based upon the historical amortized cost.
(4)	Substantially all leasing and equipment finance loans and leases have fixed rates.
(5)	Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(6)	Average balance is based upon month-end balances.

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

In April 2004, TCF was served with a complaint in the United States District Court, District of Minnesota, by John Matthew Saxe, individually and on behalf of other similarly situated employees.  The plaintiff, a former consumer loan officer for TCF National Bank, alleges that he and other consumer lender employees were not paid overtime compensation in violation of the Federal Fair Labor Standards Act and the Minnesota Fair Labor Standards Act, and seeks as damages unpaid back wages, an additional amount equal to unpaid back wages as liquidated damages, costs and attorneys’ fees.  TCF has filed an answer to the complaint denying that the plaintiff or any similarly situated employee is entitled to any relief or that the plaintiff is similarly situated to other employees.  Requests to “opt in” to the case have been filed by approximately 200 individuals, and the time period for filing such requests has closed.  The court has yet to decide whether these individuals will be permitted to join the case filed by the plaintiff.  Discovery in this case is pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes share repurchase activity for the quarter ended June 30, 2005:

	Shares Repurchased		Share Repurchase Authorizations (1)
(Dollars in thousands)	Number	Average Price Per Share	July 21, 2003	May 21, 2005
Balance, March 31, 2005			1,652,820	-
April 1-30, 2005	570,000	$25.26	1,082,820	-
May 1-31, 2005	180,000	25.85	902,820	6,725,487
June 1-30, 2005	500,000	25.49	402,820	-
Balance, June 30, 2005	1,250,000	$25.44	402,820	6,725,487

(1)          The current share repurchase authorizations were approved by the Board of Directors on July 21, 2003 and May 21, 2005.  Each authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 7.2 million shares and 6.7 million shares, respectively.  These authorizations do not have expiration dates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 27, 2005, the Annual Meeting of the shareholders of TCF was held to obtain the approval of shareholders of record as of March 1, 2005 in connection with the matters indicated below.  The following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter:

	Vote
	For	Against or Withheld	Abstain	Broker Nonvote

1. Election of five Directors:
Rodney P. Burwell	122,596,413	1,328,567	-	-
William A. Cooper	121,936,367	1,988,613	-	-
Thomas A. Cusick	121,973,060	1,951,920	-	-
Peter L. Scherer	123,056,323	868,657	-	-
Douglas A. Scovanner	123,048,366	876,614	-	-

2. Re-approval of the Directors Stock Program for ten additional years	101,300,225	4,232,862	564,795	17,827,098

3. Advisory vote on the appointment of KPMG LLP as independent registered public accountants for the fiscal year ending December 31, 2005	122,233,447	1,439,088	252,445	-

Item 5. Other Information.

None.

Item 6. Exhibits.

        See Index to Exhibits on page 50 of this report.

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

Dated:    July 29, 2005

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description	Sequentially Numbered Page

3(b)#

Bylaws of TCF Financial Corporation as amended through May 21, 2005 [amendment adopted May 21, 2005 was previously filed as Exhibit 3(b)(1) of TCF Financial Corporation’s Report Form 8-K (filed May 26, 2005)]

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(j)-1#

TCF Financial Corporation 2005 ESPP SERP adopted effective January 1, 2005, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j)-1 of TCF Financial Corporation’s Report Form 8-K (filed January 27, 2005)]; as amended effective January 24, 2005

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein