Form 10-Q
period 2005-09-30
TCF FINANCIAL CORP
filed 2005-10-28
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 14, 2005
Common Stock, $.01 par value	133,750,073 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Pages

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Financial Condition at September 30, 2005 and December 31, 2004		3

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004		4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004		5

Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2005 and 2004		6

Notes to Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	44

Supplementary Information		45

Part II.	Other Information

Items 1-6		47

Signatures		48

Index to Exhibits		49

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)

(Unaudited)

	At	At
	September 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$361,595	$359,798
Investments	79,583	103,226
Securities available for sale	1,318,787	1,619,941
Loans held for sale	230,571	154,279
Loans and leases:
Consumer home equity and other	5,035,661	4,418,588
Commercial real estate	2,241,069	2,154,396
Commercial business	438,028	424,135
Leasing and equipment finance	1,424,317	1,375,372
Subtotal	9,139,075	8,372,491
Residential real estate	815,893	1,014,166
Total loans and leases	9,954,968	9,386,657
Allowance for loan and lease losses	(59,016)	(79,878)
Net loans and leases	9,895,952	9,306,779
Premises and equipment	352,154	326,667
Goodwill	152,599	152,599
Mortgage servicing rights	37,420	46,442
Other assets	308,428	270,836
	$12,737,089	$12,340,567
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Checking	$4,218,993	$3,905,987
Savings	2,140,483	1,927,872
Money market	632,367	659,686
Subtotal	6,991,843	6,493,545
Certificates of deposit	1,866,425	1,468,650
Total deposits	8,858,268	7,962,195
Short-term borrowings	1,084,933	1,056,111
Long-term borrowings	1,547,690	2,048,492
Total borrowings	2,632,623	3,104,603
Accrued expenses and other liabilities	279,129	315,351
Total liabilities	11,770,020	11,382,149
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share, 280,000,000 shares authorized; 184,395,593 and 184,939,094 shares issued	1,844	1,849
Additional paid-in capital	496,605	518,741
Retained earnings, subject to certain restrictions	1,499,427	1,385,760
Accumulated other comprehensive loss	(13,596)	(1,415)
Treasury stock at cost, 50,645,520 and 47,752,934 shares, and other	(1,017,211)	(946,517)
Total stockholders’ equity	967,069	958,418
	$12,737,089	$12,340,567

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans and leases	$163,178	$133,295	$464,736	$386,709
Securities available for sale	17,893	20,414	60,713	61,159
Loans held for sale	2,759	2,931	7,579	9,112
Investments	463	773	2,609	2,441
Total interest income	184,293	157,413	535,637	459,421
Interest expense:
Deposits	26,539	10,318	63,123	30,331
Borrowings	29,684	22,605	84,106	63,688
Total interest expense	56,223	32,923	147,229	94,019
Net interest income	128,070	124,490	388,408	365,402
Provision for credit losses	3,394	2,644	1,385	6,874
Net interest income after provision for credit losses	124,676	121,846	387,023	358,528
Non-interest income:
Fees and service charges	69,431	71,353	192,286	204,128
Card revenue	21,025	16,339	58,384	45,854
ATM revenue	10,646	11,474	31,173	32,609
Investments and insurance revenue	2,682	3,057	8,326	9,949
Subtotal	103,784	102,223	290,169	292,540
Leasing and equipment finance	10,197	6,864	31,982	29,276
Mortgage banking	982	4,132	2,340	13,082
Other	7,743	2,584	18,392	6,657
Fees and other revenue	122,706	115,803	342,883	341,555
Gains on sales of securities available for sale	995	3,679	10,671	16,396
Total non-interest income	123,701	119,482	353,554	357,951
Non-interest expense:
Compensation and employee benefits	80,402	78,010	243,826	236,486
Occupancy and equipment	25,931	23,673	76,081	70,560
Advertising and promotions	6,578	7,377	19,603	19,785
Deposit account losses	6,680	7,421	14,116	16,949
Other	34,412	31,445	98,735	88,758
Total non-interest expense	154,003	147,926	452,361	432,538
Income before income tax expense	94,374	93,402	288,216	283,941
Income tax expense	28,888	31,690	88,624	96,350
Net income	$65,486	$61,712	$199,592	$187,591

Net income per common share:
Basic	$.50	$.45	$1.50	$1.37
Diluted	$.50	$.45	$1.50	$1.36

Dividends declared per common share	$.2125	$.1875	$.6375	$.5625

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$199,592	$187,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,351	29,437
Mortgage servicing rights amortization and impairment	9,022	8,725
Provision for credit losses	1,385	6,874
Proceeds from sales of loans held for sale	75,380	812,638
Principal collected on loans held for sale	10,748	7,071
Originations and purchases of loans held for sale	(162,289)	(815,659)
Net increase in other assets and accrued expenses and other liabilities	(62,461)	(1,858)
Gains on sales of assets	(20,605)	(17,102)
Other, net	1,278	(4,006)
Total adjustments	(113,191)	26,120
Net cash provided by operating activities	86,401	213,711

Cash flows from investing activities:
Principal collected on loans and leases	3,293,322	2,823,395
Originations and purchases of loans	(3,379,197)	(3,055,828)
Purchases of equipment for lease financing	(563,352)	(493,160)
Proceeds from sales of securities available for sale	1,017,711	970,249
Proceeds from maturities of and principal collected on securities available for sale	188,621	287,662
Purchases of securities available for sale	(914,277)	(1,213,660)
Net decrease (increase) in Federal Home Loan Bank stock	22,420	(19,254)
Proceeds from sales of real estate owned	17,518	30,660
Acquisitions, net of cash acquired	-	(4,326)
Purchases of premises and equipment	(58,903)	(57,801)
Proceeds from sales of premises and equipment	19,769	124
Other, net	4,947	49
Net cash used by investing activities	(351,421)	(731,890)

Cash flows from financing activities:
Net increase in deposits	896,073	183,074
Net increase (decrease) in short-term borrowings	28,822	(43,765)
Proceeds from long-term borrowings	574,833	542,768
Payments on long-term borrowings	(1,059,470)	(41,664)
Purchases of common stock	(93,499)	(67,900)
Dividends on common stock	(86,118)	(78,359)
Other, net	6,176	8,622
Net cash provided by financing activities	266,817	502,776

Net increase (decrease) in cash and due from banks	1,797	(15,403)
Cash and due from banks at beginning of period	359,798	370,054
Cash and due from banks at end of period	$361,595	$354,651

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$140,978	$90,359
Income taxes	$114,500	$98,341
Transfer of loans and leases to other assets	$20,455	$20,103

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

					Accumulated
	Number of		Additional		Other	Treasury
	Common	Common	Paid-in	Retained	Comprehensive	Stock
	Shares Issued	Stock	Capital	Earnings	Income (Loss)	and Other	Total
Balance, December 31, 2003	185,026,710	$925	$518,878	$1,234,804	$5,652	$(839,401)	$920,858
Comprehensive income (loss):
Net income	-	-	-	187,591	-	-	187,591
Other comprehensive loss	-	-	-	-	(4,181)	-	(4,181)
Comprehensive income (loss)	-	-	-	187,591	(4,181)	-	183,410
Dividends on common stock	-	-	-	(78,359)	-	-	(78,359)
Stock split	-	925	(925)	-	-	-	-
Repurchase of 2,414,890 shares	-	-	-	-	-	(67,900)	(67,900)
Issuance of 132,654 treasury shares	-	-	1,400	-	-	(1,400)	-
Cancellation of shares	(37,480)	-	(829)	-	-	544	(285)
Cancellation of shares for tax withholding	(24,628)	-	(675)	-	-	-	(675)
Amortization of stock compensation	-	-	-	-	-	3,999	3,999
Exercise of stock options, 155,832 shares	-	-	(689)	-	-	2,685	1,996
Tax benefits realized on vesting of restricted stock grants and exercise of stock options	-	-	2,222	-	-	-	2,222
Change in shares held in trust for deferred compensation plans, at cost	-	-	(1,845)	-	-	1,845	-
Balance, September 30, 2004	184,964,602	$1,850	$517,537	$1,344,036	$1,471	$(899,628)	$965,266

Balance, December 31, 2004	184,939,094	$1,849	$518,741	$1,385,760	$(1,415)	$(946,517)	$958,418
Comprehensive income (loss):
Net income	-	-	-	199,592	-	-	199,592
Other comprehensive loss	-	-	-	-	(12,181)	-	(12,181)
Comprehensive income (loss)	-	-	-	199,592	(12,181)	-	187,411
Dividends on common stock	-	-	-	(86,118)	-	-	(86,118)
Repurchase of 3,450,000 shares	-	-	-	-	-	(93,499)	(93,499)
Issuance of 505,350 treasury shares	-	-	4,821	-	-	(4,821)	-
Cancellation of shares	(104,604)	(5)	(2,523)	193	-	1,663	(672)
Cancellation of shares for tax withholding	(438,897)	-	(13,479)	-	-	-	(13,479)
Amortization of stock compensation	-	-	-	-	-	4,355	4,355
Exercise of stock options, 52,064 shares	-	-	(576)	-	-	963	387
Tax benefits realized on vesting of restricted stock grants and exercise of stock options	-	-	10,266	-	-	-	10,266
Change in shares held in trust for deferred compensation plans, at cost	-	-	(20,645)	-	-	20,645	-
Balance, September 30, 2005	184,395,593	$1,844	$496,605	$1,499,427	$(13,596)	$(1,017,211)	$967,069

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)          Investments

The carrying values of investments, which approximate their fair values, consist of the following:

	At	At
(In thousands)	September 30,	December 31,
	2005	2004
Federal Home Loan Bank (FHLB) stock, at cost:
Des Moines	$53,670	$76,090
Chicago	4,600	4,600
Topeka	151	151
Subtotal	58,421	80,841
Federal Reserve Bank stock, at cost	20,635	21,865
Interest-bearing deposits with banks	527	520
Total investments	$79,583	$103,226

The investments in FHLB stock are required investments related to TCF’s borrowings from these banks.  All new FHLB borrowing activity is done with the FHLB of Des Moines.  FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank System.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each others debt.  Therefore, TCF’s investments in these banks could be adversely impacted by the operations of the other FHLBs.

(3)          Securities Available for Sale

Securities available for sale consist of the following:

	At September 30, 2005				At December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Mortgage-backed securities:
Federal agencies	$1,333,171	$220	$(21,320)	$1,312,071	$1,614,513	$2,045	$(4,034)	$1,612,524
Other	5,919	-	(203)	5,716	6,639	-	(222)	6,417
Other securities	1,000	-	-	1,000	1,000	-	-	1,000
Total	$1,340,090	$220	$(21,523)	$1,318,787	$1,622,152	$2,045	$(4,256)	$1,619,941

Weighted-average yield	5.12%				5.13%

The following table shows the gross unrealized losses and fair value in the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005.  TCF has reviewed these securities and has concluded that the unrealized losses are temporary and no impairment has occurred at September 30, 2005.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities:
Federal agencies	$1,238,832	$(19,227)	$67,805	$(2,093)	$1,306,637	$(21,320)
Other	-	-	4,866	(203)	4,866	(203)
Total	$1,238,832	$(19,227)	$72,671	$(2,296)	$1,311,503	$(21,523)

(4)          Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale and operating leases:

	At	At
(Dollars in thousands)	September 30,	December 31,	Percentage
	2005	2004	Change
Consumer home equity and other:
Home Equity:
First mortgage lien	$3,288,333	$2,894,174	13.6%
Junior lien	1,708,998	1,487,583	14.9
Total consumer home equity	4,997,331	4,381,757	14.0
Other	38,330	36,831	4.1
Total consumer home equity and other	5,035,661	4,418,588	14.0
Commercial:
Commercial real estate:
Permanent	2,038,208	1,958,377	4.1
Construction and development	202,861	196,019	3.5
Total commercial real estate	2,241,069	2,154,396	4.0
Commercial business	438,028	424,135	3.3
Total commercial	2,679,097	2,578,531	3.9
Leasing and equipment finance:
Equipment finance loans	351,347	334,352	5.1
Lease financings:
Direct financing leases	1,130,308	1,067,845	5.8
Sales-type leases	16,922	22,742	(25.6)
Lease residuals, excluding leveraged lease	33,492	35,163	(4.8)
Unearned income and deferred lease costs	(107,752)	(103,516)	4.1
Investment in leveraged lease	-	18,786	(100.0)
Total lease financings	1,072,970	1,041,020	3.1
Total leasing and equipment finance	1,424,317	1,375,372	3.6
Total consumer, commercial and leasing and equipment finance	9,139,075	8,372,491	9.2
Residential real estate	815,893	1,014,166	(19.6)
Total loans and leases	$9,954,968	$9,386,657	6.1

Included in the direct financing leases are $47.7 million and $38.5 million at September 30, 2005 and December 31, 2004, respectively, of equipment that has been installed under lease contracts that have not yet commenced due to additional equipment pending installation under the lease.  TCF receives pro-rata rent payments for the variable interim period until the lease contract commences and the fixed, non-cancelable, lease term begins.  TCF recognizes these interim payments in the month they are earned and records the income in interest income on direct finance leases.

At December 31, 2004, TCF had an investment in a leveraged lease of a Boeing 767-300 aircraft leased to Delta Airlines, Inc. (“Delta”).  Delta declared bankruptcy on September 14, 2005, and TCF charged off its $18.8 million investment in the related leveraged lease in the third quarter of 2005.

(5)          Goodwill and Intangible Assets

Goodwill and intangible assets as of September 30, 2005 are summarized as follows:

	At September 30, 2005			At December 31, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Mortgage servicing rights	$81,062	$43,642	$37,420	$83,668	$37,226	$46,442
Deposit base intangibles	21,180	18,179	3,001	21,180	16,935	4,245
Total	$102,242	$61,821	$40,421	$104,848	$54,161	$50,687

Unamortizable intangible assets:
Goodwill related to the Banking Segment	$141,245		$141,245	$141,245		$141,245
Goodwill related to the Leasing Segment	11,354		11,354	11,354		11,354
Total	$152,599		$152,599	$152,599		$152,599

Amortization expense for intangible assets was $2.9 million for the third quarter of 2005, compared with $3.2 million for the same 2004 period.  Amortization expense for intangible assets was $9.3 million and $11 million for the nine months ended September 30, 2005 and 2004, respectively.  The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of September 30, 2005.  The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

	Mortgage	Deposit Base
(In thousands)	Servicing Rights	Intangibles	Total

Estimated Amortization Expense:
For the remaining three months ending December 31, 2005	$2,509	$415	$2,924

2006	8,264	1,630	9,894
2007	6,635	956	7,591
2008	5,402	-	5,402
2009	4,430	-	4,430
2010	3,636	-	3,636

(6)          Mortgage Banking

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004

Mortgage servicing rights at beginning of period	$43,436	$53,290	$49,942	$54,036
Amortization	(2,516)	(2,808)	(8,022)	(9,725)
Impairment write-down	-	-	(1,000)	-
Loan originations	-	1,992	-	8,163
Mortgage servicing rights at end of period	40,920	52,474	40,920	52,474
Valuation allowance at beginning of period	(3,500)	(2,000)	(3,500)	(2,000)
(Provision) recovery for impairment	-	1,000	(1,000)	1,000
Impairment write-down	-	-	1,000	-
Valuation allowance at end of period	(3,500)	(1,000)	(3,500)	(1,000)
Mortgage servicing rights, net	$37,420	$51,474	$37,420	$51,474

The estimated fair value of mortgage servicing rights at September 30, 2005 was approximately $45.2 million. The estimated fair value of mortgage servicing rights is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved. Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

The following table represents the components of mortgage banking revenue:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Servicing income	$3,329	$4,215	$(886)	(21.0)%	$10,827	$13,179	$(2,352)	(17.8)%
Less mortgage servicing:
Amortization	2,516	2,808	(292)	(10.4)	8,022	9,725	(1,703)	(17.5)
Provision (recovery) for impairment	-	(1,000)	1,000	100.0	1,000	(1,000)	2,000	N.M.
Subtotal	2,516	1,808	708	39.2	9,022	8,725	297	3.4
Net servicing income	813	2,407	(1,594)	(66.2)	1,805	4,454	(2,649)	(59.5)
Gains on sales of loans (1)	-	1,442	(1,442)	(100.0)	-	6,746	(6,746)	(100.0)
Other income	169	283	(114)	(40.3)	535	1,882	(1,347)	(71.6)
Total mortgage banking revenue	$982	$4,132	$(3,150)	(76.2)	$2,340	$13,082	$(10,742)	(82.1)

(1) Beginning in 2005, TCF’s mortgage banking business no longer originates or sells loans.

N.M. Not Meaningful

At September 30, 2005 and 2004, TCF was servicing real estate loans for others with aggregate unpaid principal balances of approximately $3.6 billion and $4.7 billion, respectively. At September 30, 2005 and 2004, TCF had custodial funds of $103 million and $116.2 million, respectively, which are included in deposits in the Consolidated Statements of Financial Condition. These custodial deposits relate primarily to mortgage servicing operations and represent funds due to investors on mortgage loans serviced by TCF and customer funds held for real estate taxes and insurance.

(7)          Long-term Borrowings

		At September 30, 2005		At December 31, 2004
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate

Federal Home Loan Bank advances and securities sold under repurchase agreements	2005	$142,000	6.11%	$1,191,500	3.04%
	2006	303,000	5.10	303,000	4.64
	2007	200,000	3.65	-	-
	2009	122,500	5.25	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
	2015	300,000	3.94	-	-
Total Federal Home Loan Bank advances and securities sold under repurchase agreements		1,367,500	4.78	1,917,000	3.78

Subordinated bank notes	2014	74,331	5.27	74,209	5.27
	2015	49,269	5.37	-	-
Total subordinated bank notes		123,600	5.31	74,209	5.27

Discounted lease rentals	2005	7,561	6.07	27,871	5.63
	2006	24,295	6.26	15,080	5.75
	2007	13,813	6.51	5,183	5.91
	2008	3,243	6.72	305	6.41
	2009	903	6.74	44	6.59
	2010	175	6.75	-	-
Total discounted lease rentals		49,990	6.34	48,483	5.70

Other borrowings	2005	-	-	2,200	4.50
	2006	2,200	4.50	2,200	4.50
	2007	2,200	4.50	2,200	4.50
	2008	2,200	4.50	2,200	4.50
Total other borrowings		6,600	4.50	8,800	4.50

Total long-term borrowings		$1,547,690	4.87	$2,048,492	3.88

Included in long-term borrowings at September 30, 2005 were $425.5 million of fixed-rate Federal Home Loan Bank (“FHLB”) advances, which are callable quarterly at par until maturity.  In addition, TCF has $200 million of repurchase agreements which are callable quarterly beginning in 2008 and $100 million of repurchase agreements which can be called in 2010.  If the FHLB advances are called, replacement funding will be provided by the FHLB at the then-prevailing market rate of interest for the remaining term-to-maturity, subject to standard terms and conditions.  The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period.  At September 30, 2005, the contract rate exceeded the market rate on all of the fixed-rate callable advances and repurchase agreements.

TCF National Bank (“TCF Bank”), a wholly-owned subsidiary of TCF, has $75 million of subordinated notes due 2014 and $50 million of subordinated notes due 2015. The $75 million notes bear interest at a fixed rate of 5.00% through June 14, 2009, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.63%. The $50 million notes bear interest at a fixed rate of 5.00% through March 14, 2010, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par after June 14, 2009 and March 14, 2010, respectively, and qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations.  TCF Bank paid the proceeds from these offerings to TCF.

(8)          Stockholders’ Equity

Treasury stock and other consists of the following:

	At	At
	September 30,	December 31,
(In thousands)	2005	2004

Treasury stock, at cost	$(945,823)	$(862,543)
Shares held in trust for deferred compensation plans, at cost	(50,130)	(70,775)
Unamortized stock compensation	(21,258)	(13,199)
	$(1,017,211)	$(946,517)

At September 30, 2005, TCF had 6.7 million shares remaining in its stock repurchase programs authorized by the Board of Directors. The decrease in shares held in trust for deferred compensation plans from December 31, 2004 to September 30, 2005 was due to elections by certain executives and senior management to un-defer previously deferred compensation, as allowed under the new Section 409A of the Internal Revenue Code. The increase in unamortized stock compensation is primarily due to a performance-based restricted stock grant to TCF’s Chairman of 300,000 shares of TCF common stock. This grant was made on January 25, 2005. The performance period for this grant begins January 1, 2006 and ends January 1, 2009.

(9)          Regulatory Capital Requirements

The following table sets forth TCF’s and TCF Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the excess over minimum capital requirements:

(Dollars in thousands)	Actual		Minimum Capital Requirement		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Tier 1 leverage capital
TCF Financial Corporation	$824,690	6.54%	$378,578	3.00%	$446,112	3.54%
TCF National Bank	799,961	6.34	378,272	3.00	421,689	3.34

Tier 1 risk-based capital
TCF Financial Corporation	824,690	8.72	378,488	4.00	446,202	4.72
TCF National Bank	799,961	8.47	377,727	4.00	422,234	4.47

Total risk-based capital
TCF Financial Corporation	1,008,858	10.66	756,976	8.00	251,882	2.66
TCF National Bank	984,129	10.42	755,454	8.00	228,675	2.42

As of December 31, 2004
Tier 1 leverage capital
TCF Financial Corporation	$803,870	6.63%	$363,940	3.00%	$439,930	3.63%
TCF National Bank	775,100	6.41	362,911	3.00	412,189	3.41

Tier 1 risk-based capital
TCF Financial Corporation	803,870	9.12	352,592	4.00	451,278	5.12
TCF National Bank	775,100	8.81	351,865	4.00	423,235	4.81

Total risk-based capital
TCF Financial Corporation	958,900	10.88	705,185	8.00	253,715	2.88
TCF National Bank	930,130	10.57	703,730	8.00	226,400	2.57

At September 30, 2005, TCF and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”), pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(10)    Employee Benefit Plans

The following table sets forth the net benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and nine months ended September 30, 2005 and 2004:

	Pension Plan
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$1,326	$1,158	$3,978	$3,474
Interest cost	857	791	2,571	2,373
Expected return on plan assets	(1,432)	(1,489)	(4,295)	(4,467)
Amortization of prior service cost	(62)	(58)	(186)	(174)
Recognized actuarial loss	262	-	786	-
Net periodic benefit cost	$951	$402	$2,854	$1,206

	Postretirement Plan
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$9	$13	$26	$40
Interest cost	138	164	414	507
Amortization of transition obligation	33	53	99	158
Recognized actuarial loss	34	49	104	166
Net periodic benefit cost	$214	$279	$643	$871

TCF contributed $2.6 million to the Pension Plan in the first nine months of 2004 and made no contributions in the first nine months of 2005.  TCF does not anticipate making any contributions to the Pension Plan for the remainder of 2005.  During the third quarter and the first nine months of 2005, TCF paid $270 thousand and $884 thousand, respectively, compared with $250 thousand and $790 thousand, respectively, for the same 2004 periods for the Postretirement Plan.

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

		Leasing and		Eliminations
(In thousands)		Equipment		and
	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Three Months Ended
September 30, 2005

Revenues from external customers:
Interest income	$160,194	$24,082	$17	$-	$184,293
Non-interest income	112,498	10,197	1,006	-	123,701
Total	$272,692	$34,279	$1,023	$-	$307,994

Net interest income	$113,059	$13,668	$774	$569	$128,070
Provision for credit losses	1,692	1,702	-	-	3,394
Non-interest income	112,498	10,197	30,996	(29,990)	123,701
Non-interest expense	139,472	11,856	32,096	(29,421)	154,003
Income tax expense (benefit)	25,775	3,555	(442)	-	28,888
Net income	$58,618	$6,752	$116	$-	$65,486

Total assets	$12,283,632	$1,531,279	$179,004	$(1,256,826)	$12,737,089

At or For the Three Months Ended
September 30, 2004

Revenues from external customers:
Interest income	$133,535	$22,855	$1,023	$-	$157,413
Non-interest income	108,475	6,863	4,144	-	119,482
Total	$242,010	$29,718	$5,167	$-	$276,895

Net interest income	$108,139	$14,387	$1,601	$363	$124,490
Provision for credit losses	747	1,897	-	-	2,644
Non-interest income	108,475	6,863	27,759	(23,615)	119,482
Non-interest expense	132,634	10,253	28,291	(23,252)	147,926
Income tax expense	28,427	3,050	213	-	31,690
Net income	$54,806	$6,050	$856	$-	$61,712

Total assets	$11,540,764	$1,406,550	$241,121	$(1,190,486)	$11,997,949

		Leasing and		Eliminations
(In thousands)		Equipment		and
	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Nine Months Ended
September 30, 2005

Revenues from external customers:
Interest income	$463,524	$72,006	$107	$-	$535,637
Non-interest income	319,107	32,059	2,388	-	353,554
Total	$782,631	$104,065	$2,495	$-	$889,191

Net interest income	$341,397	$42,877	$2,312	$1,822	$388,408
(Recovery) provision for credit losses	(1,573)	2,958	-	-	1,385
Non-interest income	319,107	32,059	91,282	(88,894)	353,554
Non-interest expense	410,781	35,129	93,523	(87,072)	452,361
Income tax expense (benefit)	76,153	13,049	(578)	-	88,624
Net income	$175,143	$23,800	$649	$-	$199,592

At or For the Nine Months Ended
September 30, 2004

Revenues from external customers:
Interest income	$389,379	$66,333	$3,790	$-	$459,421
Non-interest income	315,176	29,649	13,126	-	357,951
Total	$704,555	$95,982	$16,916	$-	$817,372

Net interest income	$317,115	$41,055	$6,227	$1,005	$365,402
Provision for credit losses	2,067	4,807	-	-	6,874
Non-interest income	315,176	29,649	86,339	(73,213)	357,951
Non-interest expense	384,480	30,739	89,527	(72,208)	432,538
Income tax expense	83,790	12,344	216	-	96,350
Net income	$161,954	$22,814	$2,823	$-	$187,591

(12)    Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share data)	2005	2004	2005	2004

Basic Earnings Per Common Share

Net income	$65,486	$61,712	$199,592	$187,591

Weighted average shares outstanding	134,017,876	139,245,241	134,951,645	140,265,853
Restricted stock	(2,315,439)	(3,060,964)	(2,259,266)	(3,042,655)
Weighted average common shares outstanding for basic earnings per common share	131,702,437	136,184,277	132,692,379	137,223,198

Basic earnings per common share	$.50	$.45	$1.50	$1.37

Diluted Earnings Per Common Share

Net income	$65,486	$61,712	$199,592	$187,591

Weighted average common shares outstanding used in basic earnings per common share calculation	131,702,437	136,184,277	132,692,379	137,223,198
Net dilutive effect of:
Restricted stock	217,086	473,056	219,530	435,127
Stock options	132,608	186,342	141,892	183,407
	132,052,131	136,843,675	133,053,801	137,841,732

Diluted earnings per common share	$.50	$.45	$1.50	$1.36

All shares of restricted stock are deducted from weighted average shares outstanding used for the computation of basic earnings per common share. Shares of performance-based restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved.  All other shares of restricted stock which vest over specified time periods are included in the calculation of diluted earnings per common share using the treasury stock method.

(13)    Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale.  The following table summarizes the components of comprehensive income:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$65,486	$61,712	$199,592	$187,591

Other comprehensive income (loss) before tax:
Unrealized holding (losses) gains arising during the period on securities available for sale	(22,817)	28,889	(8,420)	9,829

Reclassification adjustment for gains included in net income	(995)	(3,679)	(10,671)	(16,396)

Income tax (benefit) expense	(8,615)	9,076	(6,910)	(2,386)

Total other comprehensive (loss) income, net of tax	(15,197)	16,134	(12,181)	(4,181)

Comprehensive income	$50,289	$77,846	$187,411	$183,410

(14)    Other Expense

Other expense consists of the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Card processing and issuance	$3,906	$3,246	$11,539	$9,068
Postage and courier	3,600	3,522	10,765	10,640
Telecommunications	2,993	3,095	9,158	9,292
Office supplies	2,338	2,382	7,393	7,176
ATM processing	2,358	2,471	6,769	6,950
Operating lease depreciation	2,008	370	5,171	1,143
Federal deposit insurance and OCC assessments	698	679	2,078	2,010
Other real estate owned, net	347	471	1,754	114
Deposit base intangible amortization	415	416	1,244	1,247
Other	15,749	14,793	42,864	41,118

Total other expense	$34,412	$31,445	$98,735	$88,758

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. –  Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF Financial Corporation, (“TCF” or the “Company”), is a national financial holding company located in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in Minnesota and had 442 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana at September 30, 2005.

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

TCF’s core businesses are comprised of traditional and supermarket bank branches, campus banking, EXPRESS TELLER® ATMs, Visa U.S.A. Inc. (“Visa”) card products, commercial banking, small business banking, consumer lending, leasing and equipment finance, investment, securities brokerage and insurance services.  TCF emphasizes the checking account as its anchor account, which provides opportunities to cross-sell other convenience products and services and generate additional fee income.  The continued growth in checking accounts is a significant part of TCF’s growth strategy.  Total checking accounts were 1,612,497 at September 30, 2005, and increased 17,496 accounts from June 30, 2005, and increased 85,545 accounts from September 30, 2004.  TCF’s management monitors the opening and closing of accounts and is pursuing opportunities to reduce account attrition to further increase the growth in checking accounts. The number of ATMs that are free to TCF customers increased from 1,171 at September 30, 2004, to 1,755 at September 30, 2005.  The increase in ATMs was primarily the result of an ATM branding agreement with 7-Eleven, Inc., which added 583 TCF branded ATMs during the third quarter of 2005, that are owned and operated by 7-Eleven, Inc.

At September 30, 2005, 140, or 32%, of TCF’s 442 branches were opened since January 1, 2000 and consist of 62 traditional branches, 76 supermarket branches and two campus branches.  Opening new branches is an integral part of TCF’s growth strategy for generating new deposit accounts and the related revenue that is associated with the accounts and other products.  New branches typically produce net losses during the first 20-24 months of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s profitability.  TCF’s growth in checking accounts is primarily occurring in new branches with growth in older, mature branches being slower.  The success of TCF’s branch expansion is dependent on the continued long-term success and viability of branch banking.  Success in supermarket branches is also dependent on the success and viability of the supermarket branch locations.  Economic slowdowns, financial or labor difficulties and competitive pressures may have an adverse impact on the supermarket industry and therefore reduce customer activity in TCF’s supermarket branches.  TCF is subject to the risk, among others, that its license for supermarket branches will terminate in connection with the sale or closure of a store by a supermarket chain.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases.  Commercial loans are generally made on local properties or to local customers.  TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties.  The leasing and equipment finance businesses consist of Winthrop Resources Corporation, (“Winthrop”), a leasing company that primarily leases technology and data processing equipment, and TCF Equipment Finance, Inc., (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets.  TCF’s leasing and equipment finance businesses operate in all 50 states and source equipment installations domestically and in foreign countries.

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

Net interest income, the difference between interest income earned on loans, leases and on investments and interest expense paid on deposits and short-term and long-term borrowings, represents 50.9% of TCF’s total revenue for the three months ended September 30, 2005. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest rate risk monitoring and management policies.  See “Market Risk – Interest-Rate Risk” for further discussion of TCF’s interest rate risk position.

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is one of the largest issuers of Visa Classic debit cards in the United States.  TCF earns interchange revenue from customer debit card transactions. Litigation against Visa brought by certain merchants who chose not to participate in the 2003 settlements of class action lawsuits against Visa remains pending.  In October 2004, the United States Supreme Court decided not to hear an appeal of a ruling that Visa and MasterCard may not bar member banks from issuing cards on rival networks.  Rival card networks, such as Discover and American Express, have brought or may bring private legal action against Visa and MasterCard.  Visa is a defendant in many other legal actions, including litigation recently brought by merchants and merchant organizations against Visa concerning its card interchange fees challenging the level of interchange fees and prohibitions on merchants imposing surcharges on customers using cards to purchase goods and services. The ultimate impact of any such litigation cannot be predicted at this time.  Merchants are also seeking to develop independent card products or payment systems that would serve as alternatives to TCF Visa card products.  The continued success of TCF’s debit card program is dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its debit cards.

The following portions of Management’s Discussion and Analysis focus in more detail on the results of operations for the three and nine months ended September 30, 2005 and 2004 and on information about TCF’s balance sheet, credit quality, liquidity and funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 50 cents and $1.50 for the third quarter and first nine months of 2005, respectively, compared with 45 cents and $1.36 for the same 2004 periods.  Net income was $65.5 million and $199.6 million for the third quarter and first nine months of 2005, respectively, compared with $61.7 million and $187.6 million for the same 2004 periods.  For the third quarter and first nine months of 2005, return on average assets was 2.07% and 2.11%, respectively, compared with 2.06% and 2.12% for the same 2004 periods.  Return on average common equity was 27.41% and 28.32% for the third quarter and first nine months of 2005, respectively, compared with 25.96% and 26.56% for the same 2004 periods.  The effective tax rate for the third quarter and first nine months of 2005, was 30.61% and 30.75%, respectively, compared with 33.93% for the same 2004 periods.

Operating Segment Results

See Note 11 of Notes to the Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending, residential lending and treasury services, reported net income of $58.6 million and $175.1 million for the third quarter and first nine months of 2005, respectively, compared with $54.8 million and $162 million for the same 2004 periods.  Banking net interest income for the third quarter and first nine months of 2005 was $113.1 million and $341.4 million, respectively, compared with $108.1 million and $317.1 million for the same 2004 periods.  The provision for credit losses totaled $1.7 million for the third quarter of 2005 and a net provision credit of $1.6 million for the first nine months of 2005, compared with provisions of $747 thousand and $2.1 million for the same 2004 periods. The provision for credit losses for the first nine months of 2005 reflects improved credit quality, primarily in the consumer and commercial portfolios, including a large commercial business loan recovery in the first quarter of

2005. Non-interest income totaled $112.5 million and $319.1 million for the third quarter and first nine months of 2005, respectively, compared with $108.5 million and $315.2 million for the same 2004 periods. Fees, service charges, card and other revenues were $111.5 million and $308.4 million for the third quarter and first nine months of 2005, respectively, compared with $104.8 million and $298.8 million for the same 2004 periods.  Card revenues, primarily interchange fees, increased 28.7% and 27.3% for the third quarter and first nine months of 2005, respectively, which was primarily attributable to a 20.2% and 19.3% increase in sales volume, respectively, compared with the same 2004 periods. Fees and service charges decreased 2.7% and 5.8% for the third quarter and first nine months of 2005, respectively, compared with the same 2004 periods, as a result of changing customer behaviors.  During the third quarter of 2005, TCF sold a branch building and recognized a gain of $3.4 million.  Also, in the first quarter of 2005, TCF sold its main office in Ann Arbor, Michigan and recognized a gain of $5.5 million.  During the third quarter of 2005, TCF sold $99.5 million of mortgage-backed securities and realized gains of $995 thousand, compared with sales of $216.3 million and gains of $3.7 million during the third quarter of 2004.  During the first nine months of 2005, TCF sold $1.0 billion of mortgage-backed securities and realized gains of $10.7 million, compared with sales of $1.1 billion and gains of $16.4 million for the same 2004 period.  See “Results of Operations – Consolidated Non-Interest Income” for further discussion of the sales of mortgage-backed securities.

Banking non-interest expense was $139.5 million and $410.8 million for the third quarter and first nine months of 2005, respectively, compared with $132.6 million and $384.5 million for the same 2004 periods.  The increases were primarily due to compensation and benefits costs associated with new branch expansion and increases in card processing and issuance expenses related to the overall increase in card volumes, partially offset by a decrease in deposit account losses.  Also contributing to the increase from the first nine months of 2004 were higher repossessed real estate expenses due to recoveries on property sales in 2004.  Income tax expense for the first nine months of 2005 decreased $7.6 million from the comparable 2004 period, primarily due to a reduction in the expected 2005 annual effective income tax rate related to the increased effect of permanent differences as a percentage of pre-tax income and lower state income taxes.

TCF had 442 branches, including 251 full service supermarket branches and nine campus branches at September 30, 2005.  During the third quarter of 2005, TCF opened eight new branches, including five traditional branches, two supermarket branches and one campus branch, and has opened 15 new branches in the first nine months of 2005.  Since January 1, 2000, TCF has opened 140 new branches. TCF plans to open 13 new branches in the fourth quarter of 2005, consisting of nine traditional branches, three supermarket branches and one campus branch.  See “Consolidated Financial Condition Analysis – New Branch Expansion” for further information.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries Winthrop and TCF Equipment Finance, provides a broad range of comprehensive lease and equipment finance products.  Leasing and Equipment Finance reported net income of $6.8 million and $23.8 million for the third quarter and first nine months of 2005, respectively, compared with $6.1 million and $22.8 million, for the same 2004 periods.  Net interest income for the third quarter and first nine months of 2005 was $13.7 million and $42.9 million, respectively, compared with $14.4 million and $41.1 million for the same 2004 periods.  The provision for credit losses for this operating segment totaled $1.7 million and $3 million for the third quarter and first nine months of 2005, respectively, compared with $1.9 million and $4.8 million for the same 2004 periods. Delta declared bankruptcy on September 14, 2005, and TCF charged off its $18.8 million investment in the related leveraged lease. The decrease in the provision for credit losses from the first nine months of 2004 is primarily related to improved credit quality.  Non-interest income totaled $10.2 million for the third quarter of 2005, compared with $6.9 million for the third quarter of 2004.  Non-interest income for the first nine months of 2005 totaled $32.1 million, compared with $29.6 million for the same 2004 period. The increase in leasing and equipment finance revenues for the third quarter of 2005, compared with the same 2004 period is primarily due to higher operating and sales-type lease revenues.  The increase in leasing and equipment finance revenues for the first nine months of 2005, compared with the same 2004 period is primarily due to higher operating lease revenues and other transaction fees, partially offset by lower sale-type lease revenues.  Leasing and equipment finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $11.9 million and $35.1 million for the third quarter and first nine months of 2005, respectively, up from $10.3 million and $30.7 million for the same 2004 periods, primarily related to an increase in operating lease depreciation expense.

Consolidated Net Interest Income

Net interest income for the third quarter of 2005 was $128.1 million, up 2.9% from $124.5 million for the third quarter of 2004 and down 2.4% from $131.3 million for the second quarter of 2005.  Net interest income for the first nine months of 2005 was $388.4 million, up 6.3% from $365.4 million for the same 2004 period.  The net interest margin for the third quarter of 2005 was 4.43%, down from 4.56% for the same 2004 period and down from 4.53% for the second quarter of 2005.  The net interest margin for the first nine months of 2005 was 4.51% compared with 4.54% for the same 2004 period.  The increase in net interest income from the third quarter of 2004 was primarily driven by increases in average consumer, commercial real estate and leasing and equipment finance balances, up $1.1 billion over the third quarter of 2004, partially offset by higher funding costs and the effect of a flattening yield curve.   The decrease in net interest income from the second quarter of 2005 was primarily due to the impact of certain lower-cost long-term borrowings maturing, lower average balances of securities available for sale and residential real estate loans and higher deposit rates.  The decrease in the net interest margin from the third quarter of 2004 and the second quarter of 2005 is primarily due to the rates on interest-bearing liabilities increasing more than the yields on interest-earning assets, partially reflecting an increase in customer preference for fixed-rate loans.  See “Market Risk – Interest-Rate Risk” for further discussion on net interest income.

On September 29, 2005, the FHLB of Des Moines declared a less than expected cash dividend of 1.40% per annum of average stock for the three-month period ended August 31, 2005.  TCF’s net interest margin decreased 2 basis points during the third quarter of 2005 as compared with the second quarter of 2005 as a result of reduced FHLB of Des Moines stock dividend. The FHLB of Des Moines also indicated that it was currently reviewing its retained earnings policy and it anticipated making changes to that policy that could result in increased retained earnings and may result in lower dividends than historic targets.  See “Consolidated Financial Condition Analysis – Borrowings” for further discussion of FHLB matters.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004		Change
(Dollars in thousands)	Average	Yields and	Average	Yields and	Average	Yields and
	Balance	Rates (1)	Balance	Rates (1)	Balance	Rates (bps)
Interest-earning Assets:
Investments	$91,355	2.02%	$94,910	3.25%	$(3,555)	(123)
Securities available for sale (2)	1,393,742	5.14	1,545,768	5.28	(152,026)	(14)
Loans held for sale	206,850	5.29	327,953	3.56	(121,103)	173
Loans and leases:
Consumer home equity - variable rate	2,392,934	7.22	2,547,648	5.57	(154,714)	165
Consumer home equity - fixed rate	2,454,762	6.68	1,512,853	6.85	941,909	(17)
Consumer - other	34,469	9.38	39,068	8.28	(4,599)	110
Total consumer home equity and other	4,882,165	6.96	4,099,569	6.06	782,596	90
Commercial real estate - variable rate	822,223	6.27	769,225	4.31	52,998	196
Commercial real estate - fixed and adjustable rate	1,398,340	6.15	1,243,565	6.21	154,775	(6)
Total commercial real estate	2,220,563	6.20	2,012,790	5.49	207,773	71
Commercial business - variable rate	348,030	6.02	357,205	4.04	(9,175)	198
Commercial business - fixed and adjustable rate	85,611	5.88	82,805	5.50	2,806	38
Total commercial business	433,641	5.99	440,010	4.32	(6,369)	167
Leasing and equipment finance (3)	1,428,653	6.74	1,320,495	6.92	108,158	(18)
Subtotal	8,965,022	6.69	7,872,864	5.96	1,092,158	73
Residential real estate	849,069	5.73	1,076,619	5.72	(227,550)	1
Total loans and leases (4)	9,814,091	6.61	8,949,483	5.93	864,608	68
Total interest-earning assets	11,506,038	6.37	10,918,114	5.75	587,924	62
Deposits and Borrowings:
Non-interest bearing deposits:
Retail	1,539,893	-	1,512,434	-	27,459	-
Small business	600,374	-	525,466	-	74,908	-
Commercial and custodial	325,025	-	329,329	-	(4,304)	-
Total non-interest bearing deposits	2,465,292	-	2,367,229	-	98,063	-
Interest bearing deposits:
Premier checking	694,835	2.66	248,217	1.32	446,618	134
Other checking	1,004,507.23		1,140,098.07		(135,591)	16
Subtotal	1,699,342	1.23	1,388,315.29		311,027	94
Premier savings	436,690	3.21	109,681	1.81	327,009	140
Other savings	1,549,451.67		1,717,789.31		(168,338)	36
Subtotal	1,986,141	1.23	1,827,470.40		158,671	83
Money market	632,293	1.31	738,769.38		(106,476)	93
Subtotal	4,317,776	1.24	3,954,554.36		363,222	88
Certificates of deposit	1,770,805	2.93	1,458,905	1.84	311,900	109
Total interest-bearing deposits	6,088,581	1.73	5,413,459.76		675,122	97
Total deposits	8,553,873	1.23	7,780,688.53		773,185	70
Borrowings:
Short-term borrowings	1,037,240	3.52	824,955	1.47	212,285	205
Long-term borrowings	1,757,968	4.62	2,059,525	3.78	(301,557)	84
Total borrowings	2,795,208	4.22	2,884,480	3.12	(89,272)	110

Total deposits and borrowings	11,349,081	1.97	10,665,168	1.23	683,913	74

Net interest-earning assets and net interest margin	$156,957	4.43	$252,946	4.56	$(95,989)	(13)

bps = basis points

(1)  Annualized.

(2)  Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)  Substantially all leasing and equipment finance loans and leases have fixed rates.

(4)  Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005		2004		Change
(Dollars in thousands)	Average	Yields and	Average	Yields and	Average	Yields and
	Balance	Rates (1)	Balance	Rates (1)	Balance	Rates (bps)
Interest-earning Assets:
Investments	$99,502	3.50%	$131,290	2.48%	$(31,788)	102
Securities available for sale (2)	1,567,059	5.17	1,537,310	5.30	29,749	(13)
Loans held for sale	209,184	4.84	357,354	3.41	(148,170)	143
Loans and leases:
Consumer home equity - variable rate	2,561,936	6.79	2,376,149	5.46	185,787	133
Consumer home equity - fixed rate	2,088,550	6.71	1,488,090	6.98	600,460	(27)
Consumer - other	34,836	9.13	39,751	8.21	(4,915)	92
Total consumer home equity and other	4,685,322	6.77	3,903,990	6.06	781,332	71
Commercial real estate - variable rate	832,689	5.74	759,923	4.16	72,766	158
Commercial real estate - fixed and adjustable rate	1,363,805	6.14	1,220,457	6.27	143,348	(13)
Total commercial real estate	2,196,494	5.99	1,980,380	5.46	216,114	53
Commercial business - variable rate	346,674	5.55	343,946	3.82	2,728	173
Commercial business - fixed and adjustable rate	78,117	5.76	88,228	5.51	(10,111)	25
Total commercial business	424,791	5.59	432,174	4.16	(7,383)	143
Leasing and equipment finance (3)	1,410,381	6.81	1,267,102	6.98	143,279	(17)
Subtotal	8,716,988	6.52	7,583,646	5.95	1,133,342	57
Residential real estate	917,241	5.72	1,130,840	5.75	(213,599)	(3)
Total loans and leases (4)	9,634,229	6.45	8,714,486	5.92	919,743	53
Total interest-earning assets	11,509,974	6.22	10,740,440	5.71	769,534	51
Deposits and Borrowings:
Non-interest bearing deposits:
Retail	1,566,767	-	1,508,102	-	58,665	-
Small business	573,240	-	491,729	-	81,511	-
Commercial and custodial	316,749	-	345,878	-	(29,129)	-
Total non-interest bearing deposits	2,456,756	-	2,345,709	-	111,047	-
Interest bearing deposits:
Premier checking	578,967	2.24	150,094	1.31	428,873	93
Other checking	1,056,178.19		1,151,426.08		(95,248)	11
Subtotal	1,635,145.92		1,301,520.22		333,625	70
Premier savings	355,164	2.76	47,438	1.71	307,726	105
Other savings	1,586,367.54		1,777,512.34		(191,145)	20
Subtotal	1,941,531.95		1,824,950.38		116,581	57
Money market	637,696.99		790,128.37		(152,432)	62
Subtotal	4,214,372.94		3,916,598.32		297,774	62
Certificates of deposit	1,691,121	2.64	1,502,064	1.86	189,057	78
Total interest-bearing deposits	5,905,493	1.43	5,418,662.75		486,831	68
Total deposits	8,362,249	1.01	7,764,371.52		597,878	49
Borrowings:
Short-term borrowings	977,750	3.04	743,754	1.35	233,996	169
Long-term borrowings	1,981,558	4.18	1,963,440	3.82	18,118	36
Total borrowings	2,959,308	3.80	2,707,194	3.14	252,114	66

Total deposits and borrowings	11,321,557	1.74	10,471,565	1.20	849,992	54

Net interest-earning assets and net interest margin	$188,417	4.51	$268,875	4.54	$(80,458)	(3)

bps = basis points

(1)  Annualized.

(2)  Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)  Substantially all leasing and equipment finance loans and leases have fixed rates.

(4)  Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following table presents the components of the changes in net interest income by volume and rate:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Versus Same Period in 2004			Versus Same Period in 2004
(In thousands)	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Interest Income:
Investments	$(28)	$(282)	$(310)	$(680)	$848	$168
Securities available for sale	(1,964)	(557)	(2,521)	1,171	(1,617)	(446)
Loans held for sale	(1,310)	1,138	(172)	(4,567)	3,034	(1,533)
Loans and leases:
Consumer home equity - variable rate	(2,264)	10,161	7,897	8,038	24,977	33,015
Consumer home equity - fixed and adjustable rate	15,938	(656)	15,282	30,235	(3,159)	27,076
Consumer - other	(101)	103	2	(320)	257	(63)
Total consumer home equity and other	13,057	10,124	23,181	38,063	21,965	60,028
Commercial real estate - variable rate	612	4,064	4,676	2,439	9,670	12,109
Commercial real estate - fixed and adjustable rate	2,452	(189)	2,263	6,609	(1,251)	5,358
Total commercial real estate	3,072	3,867	6,939	9,288	8,179	17,467
Commercial business - variable rate	(95)	1,751	1,656	79	4,467	4,546
Commercial business - fixed and adjustable rate	41	82	123	(431)	160	(271)
Total commercial business	(70)	1,849	1,779	(234)	4,509	4,275
Leasing and equipment finance	1,835	(608)	1,227	7,348	(1,675)	5,673
Subtotal	17,614	15,512	33,126	53,429	34,014	87,443
Residential real estate	(3,256)	13	(3,243)	(9,156)	(260)	(9,416)
Total loans and leases	13,736	16,147	29,883	42,729	35,298	78,027
Total interest income	8,925	17,955	26,880	34,177	42,039	76,216
Interest expense:
Premier checking	2,454	1,374	3,828	6,592	1,649	8,241
Other checking	(24)	430	406	(58)	923	865
Subtotal	276	3,958	4,234	672	8,434	9,106
Premier savings	2,406	625	3,031	6,149	585	6,734
Other savings	(142)	1,413	1,271	(535)	2,383	1,848
Subtotal	174	4,128	4,302	349	8,233	8,582
Money market	(116)	1,503	1,387	(497)	3,024	2,527
Certificates of deposit	1,682	4,616	6,298	2,881	9,696	12,577
Borrowings:
Short-term borrowings	962	5,193	6,155	2,961	11,717	14,678
Long-term borrowings	(3,108)	4,032	924	523	5,217	5,740
Total borrowings	(718)	7,797	7,079	6,314	14,104	20,418
Total interest expense	2,249	21,051	23,300	8,156	45,054	53,210
Net interest income	6,924	(3,344)	3,580	25,966	(2,960)	23,006

(1)  Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.  Changes due to volume and rate are calculated independently for each line item presented.

Achieving net interest income growth over time is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits. The net impact of the changes in interest-bearing assets and deposits and borrowings has positioned TCF to be slightly asset sensitive (i.e. more assets than liabilities will be maturing, repricing, or prepaying during the next twelve months).  Although this positive gap position may benefit TCF in a rising rate environment, if interest rates remain at current levels or fall further, the net interest margin may compress and net interest income may decline.  TCF’s benefit from rising short-term interest rates have been offset by the impact of a flattening yield curve and changes in the balance sheet mix.  An increase in interest rates would affect TCF’s fixed-rate/variable-rate product origination mix and would extend the estimated life of its residential real estate loan and mortgage-backed securities portfolios and may change the mix of deposits.  A change in origination mix and/or the extending of the estimated life of mortgage-related assets may have an adverse impact on future net interest income or net interest margin as fixed-rate assets are funded with interest-bearing liabilities with increasing rates.  Competition for checking, savings and money market deposits, important sources of lower-cost funds for TCF, is intense.  A decline in these lower-cost deposits may have an adverse impact on future net interest income or net interest margin as TCF would need to replace these funds with short- or long-term borrowings which may have a higher interest cost.  See “Consolidated Financial Condition Analysis – Deposits” and “Market Risk – Interest-Rate Risk” for further discussion on TCF’s interest rate risk position.

Consolidated Provision for Credit Losses

TCF provided $3.4 million and $1.4 million for credit losses in the third quarter and first nine months of 2005, respectively, compared with $2.6 million and $6.9 million for the same 2004 periods. Delta declared bankruptcy on September 14, 2005, and TCF charged off its $18.8 million investment in the related leveraged lease.  TCF increased the specific allowance for loan and lease losses assigned to the leveraged lease from $13.9 million at June 30, 2005, to $18.8 million through changes in existing leasing and equipment finance allocated allowances and $1.3 million in additional provision.  The decrease in the provision for credit losses for the first nine months of 2005 compared with the same 2004 period is due to improved credit quality, primarily in the consumer and commercial portfolios, including a large commercial business loan recovery in the first quarter of 2005.  Net loan and lease charge-offs were $20.8 million, or .85% (annualized), of average loans and leases and $22.2 million, or .31% (annualized), of average loans and leases in the third quarter and first nine months of 2005, respectively, up from $3.7 million, or .17% (annualized), of average loans and leases and $6.3 million, or .10% (annualized), of average loans and leases for the same 2004 periods.  Net loan and lease charge-offs excluding the specific charge-off related to the leveraged lease were $2 million, or .08% (annualized), of average loans and leases and $3.5 million, or .05% (annualized), of average loans and leases in the third quarter and first nine months of 2005, respectively.

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

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $123.7 million and $353.6 million for the third quarter and first nine months of 2005, respectively, compared with $119.5 million and $358 million for the same 2004 periods.

Fees and Service Charges

Fees and service charges decreased $1.9 million, or 2.7%, to $69.4 million for the third quarter of 2005, compared with $71.4 million for the same 2004 period.  Fees and service charges decreased $11.8 million, or 5.8%, to $192.3 million for the first nine months of 2005, compared with $204.1 million for the same 2004 period.  This decrease primarily reflects a decrease in deposit account service fees, attributable to changing customer behavior.  TCF’s checking account customer base increased 17,496 accounts, or 4.4% (annualized), in the third quarter of 2005 to 1,612,497 accounts, and was up 85,545 accounts, or 5.6%, from the third quarter of 2004.

Card Revenue

For the third quarter of 2005, card revenue, primarily interchange fees, totaled $21 million, up $4.7 million, or 28.7%, from the third quarter of 2004.  For the first nine months of 2005, card revenue totaled $58.4 million, up $12.5 million, or 27.3%, from the first nine months of 2004.  The increase in card revenue for the third quarter and first nine months of 2005 was primarily due to increased customer transaction volumes and related fees.

The following table sets forth information about TCF’s card business:

	At September 30,		Change
(Dollars in thousands)	2005	2004	Amount	%

Average number of checking accounts with a TCF card	1,423,715	1,347,181	76,534	5.7%

Active card users	769,394	718,880	50,514	7.0

Average number of transactions per month	15.5	13.6	1.9	14.0

Sales volume for the quarter ended:
Off-line (Signature)	$1,278,431	$1,051,884	$226,547	21.5
On-line (PIN)	161,140	145,600	15,540	10.7
Total	$1,439,571	$1,197,484	$242,087	20.2
Percentage off-line	88.8%	87.8%		97	bps

Average off-line interchange rate	1.48%	1.45%		3

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

ATM Revenue

For the third quarter and first nine months of 2005, ATM revenue was $10.6 million and $31.2 million, respectively, down slightly from $11.5 million and $32.6 million for the same periods of 2004.  The decline in ATM revenue in the third quarter and first nine months of 2005 was attributable to declines in utilization of TCF’s ATM machines by non-customers and TCF customers’ use of non-TCF ATM machines.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $10.2 million and $32 million for the third quarter and first nine months of 2005, respectively, up from $6.9 million and $29.3 million for the same 2004 periods.  The increase in leasing and equipment finance revenues for the third quarter of 2005, compared with the same 2004 period is primarily due to higher operating and sales-type lease revenues.  The increase in leasing and equipment finance revenues for first nine months of 2005, compared with the 2004 periods is primarily due to higher operating lease revenues and other transaction fees, partially offset by lower sales-type lease revenues.  Sales-type revenues generally occur at or near the end of the lease term as customers extend the lease or purchase the underlying equipment.  Leasing and equipment finance revenues may fluctuate from quarter to quarter based on customer-driven factors not entirely within the control of TCF.

Mortgage Banking Revenue

During the second half of 2004, TCF restructured its mortgage banking business by eliminating the wholesale loan origination activities and downsizing and integrating its retail loan origination function with TCF’s consumer lending business.  TCF’s mortgage banking business no longer originates any new loans but continues to service the remaining $3.6 billion portfolio of mortgage loans for third party investors.  TCF no longer sells mortgage loans to the secondary market.  As a result, there are no gains on sales of loans in the third quarter and first nine months of 2005.  During the second quarter of 2005, TCF transferred the servicing of $212.8 million of loans to another third-party servicer.

Mortgage banking revenue decreased $3.2 million to $982 thousand in the third quarter of 2005, compared with $4.1 million for the same 2004 period.  Mortgage banking revenue decreased $10.7 million to $2.3 million in the first nine months of 2005, compared with $13.1 million for the first nine months of 2004.  The decrease in mortgage banking revenue for the third quarter of 2005, compared with the same 2004 period was primarily due to a $1.4 million decrease in gains on sales of loans and $1 million of mortgage servicing rights recovery recorded in the third quarter of 2004.  The decrease in mortgage banking revenue for the first nine months of 2005, compared with the same 2004 period was primarily due to a $6.7 million decrease in gains on sales of loans and $1 million of mortgage servicing rights impairment recorded in the second quarter of 2005, compared with $1 million of recovery recorded in the third quarter of 2004.

The following table sets forth information about mortgage banking revenues:

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Servicing income	$3,329	$4,215	$(886)	(21.0)%	$10,827	$13,179	$(2,352)	(17.8)%
Less mortgage servicing:
Amortization	2,516	2,808	(292)	(10.4)	8,022	9,725	(1,703)	(17.5)
Provision (recovery) for impairment	-	(1,000)	1,000	100.0	1,000	(1,000)	2,000	N.M.
Net servicing income	813	2,407	(1,594)	(66.2)	1,805	4,454	(2,649)	(59.5)
Gains on sales of loans (1)	-	1,442	(1,442)	(100.0)	-	6,746	(6,746)	(100.0)
Other income	169	283	(114)	(40.3)	535	1,882	(1,347)	(71.6)
Total mortgage banking revenue	$982	$4,132	$(3,150)	(76.2)	$2,340	$13,082	$(10,742)	(82.1)

(1) Beginning in 2005, TCF’s mortgage banking business no longer originates or sells loans.

N.M. Not Meaningful

The following table sets forth further information about mortgage banking:

	At		At
	September 30,		December 31,		Change
(Dollars in thousands)	2005		2004		$		%

Third party servicing portfolio	$3,570,381		$4,503,564		$(933,183)		(20.7)%
Weighted average note rate	5.74%		5.78%		(4	)bps	N.A.

Capitalized mortgage servicing rights, net	$37,420		$46,442		$(9,022)		(19.4)

Mortgage servicing rights as a percentage of servicing portfolio	1.05%		1.03%		2	bps	N.A.

Average service fee (basis points)	31.1	bps	31.0	bps	.1	bps	N.A.

Mortgage servicing rights as a multiple of average service fee	3.4	X	3.3	X	.1	X	N.A.

N.A. Not applicable.

Mortgage servicing revenues can be significantly impacted by the amount of amortization and provision for impairment of mortgage servicing rights.  The valuation of mortgage servicing rights is a critical accounting estimate for TCF.  This estimate is based upon loan types, note rates and prepayment assumptions.  Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation.  In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights decline.  TCF periodically evaluates its capitalized mortgage servicing rights for impairment.  A key component in determining the fair value of mortgage servicing rights is the projected cash flows of the underlying loan portfolio.  TCF uses projected cash flows and related prepayment assumptions based on management’s best estimates.  The annualized prepayment rate on the third party servicing portfolio was 22.5% in the third quarter of 2005, compared with 17.4% for the same 2004 period. See Note 6 of Notes to the Consolidated Financial Statements for additional information concerning TCF’s mortgage servicing rights.

The following table summarizes prepayment speed assumptions and the weighted average remaining life of the loans in the servicing portfolio by interest rate tranche used in the determination of the value and amortization of mortgage servicing rights as of September 30, 2005 and December 31, 2004:

	At September 30, 2005			At December 31, 2004
(Dollars in thousands)		Prepayment	Weighted		Prepayment	Weighted
	Unpaid	Speed	Average Life	Unpaid	Speed	Average Life
Interest Rate Tranche	Balance	Assumption	(in Years)	Balance	Assumption	(in Years)
0 to 5.50%	$1,415,253	12.1%	6.9	$1,707,934	11.3%	7.5
5.51 to 6.00%	1,149,825	15.4	5.8	1,409,983	16.1	5.8
6.01 to 6.50%	517,822	21.4	4.2	691,148	23.2	4.0
6.51% and higher	487,481	26.1	3.3	694,499	26.3	3.3
	$3,570,381	15.6	5.7	$4,503,564	15.8	5.8

At September 30, 2005 and December 31, 2004, the sensitivity of the current fair value of mortgage servicing rights to a hypothetical immediate 10% and 25% adverse change in prepayment speed assumptions and discount rate are as follows:

	At	At
	September 30,	December 31,
(Dollars in millions)	2005	2004

Fair value of mortgage servicing rights	$45.2	$55.9
Weighted-average life (in years)	5.7	5.8
Weighted-average prepayment speed assumption (annual rate)	15.6%	15.8%
Weighted-average discount rate	8.0%	7.5%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(2.3)	$(3.1)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(5.5)	$(7.1)
Impact on fair value of 10% adverse change in discount rate	$(1.1)	$(1.5)
Impact on fair value of 25% adverse change in discount rate	$(2.6)	$(3.4)

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

Other Non-Interest Income

In the third quarter of 2005, gains on sales of securities available for sale of $995 thousand were recognized on sales of $99.5 million of mortgage-backed securities, compared with gains on sales of securities available for sale of $3.7 million on sales of $216.3 million in mortgage-backed securities during the same 2004 period.  Gains on sales of securities available for sale of $10.7 million were recognized on sales of  $1 billion of mortgage-backed securities in the first nine months of 2005, compared with gains on sales of securities available for sale of $16.4 million on sales of $1.1 billion in mortgage-backed securities during the same 2004 period. During the third quarter of 2005, TCF sold a branch building and recognized a gain of $3.4 million.  During the first quarter of 2005, TCF sold its main office facility in Ann Arbor, Michigan and recognized a gain of $5.5 million.  TCF continues to occupy this office space under a short-term lease while it considers its relocation alternatives.

Consolidated Non-Interest Expense

Non-interest expense totaled $154 million for the third quarter of 2005, up 4.1%, from $147.9 million for the same 2004 period.  For the first nine months of 2005, non-interest expense totaled $452.4 million, up 4.6%, from $432.5 million for the same 2004 period.

Compensation and Benefits

Compensation expense totaled $68.5 million and $204.2 million for the third quarter and first nine months of 2005, respectively, up from $66.8 million and $199.2 million for the same 2004 periods.  The third quarter 2005 increase from 2004 was primarily due to a $1.1 million increase in salary expense related to new branches opened during the past 12 months and a $2.8 million increase in incentives, partially offset by a $2.6 million decrease for mortgage banking.  Contributing to the increase for the first nine months of 2005 was a $3.3 million increase related to TCF’s continued new branch expansion.  Employee benefits for the third quarter and first nine months of 2005 were $11.9 million and $39.6 million, respectively, up from $11.2 million and $37.3 million for the same 2004 periods.  The increase for the third quarter and first nine months of 2005 compared with the same 2004 periods was primarily due to an increase of $789 thousand and $2.8 million, respectively, in retirement benefit expenses and payroll taxes, partially offset by a $556 thousand and $1.4 million decrease in healthcare plan expenses, respectively.

Occupancy and Equipment

Occupancy and equipment expense totaled $25.9 million and $76.1 million for the third quarter and first nine months of 2005, respectively, up $2.3 million and $5.5 million, respectively, from the same 2004 periods, primarily the result of costs associated with new branch expansion.

Advertising and Promotions

For the third quarter and first nine months of 2005, advertising and promotions expense decreased $799 thousand and $182 thousand, respectively, from the comparable 2004 periods, primarily due to reductions in promotions expenses in 2005.

Deposit Account Losses

Deposit account losses decreased $741 thousand and $2.8 million for the third quarter and first nine months of 2005, respectively, compared with the same 2004 periods, primarily due to lower uncollectable overdraft losses, partially offset by higher external fraud losses.

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

Other Non-Interest Expense

Other non-interest expense totaled $34.4 million for the third quarter of 2005 reflecting an increase of 9.4% from $31.4 million for the same 2004 period.  Other non-interest expense totaled $98.7 million for the first nine months of 2005, reflecting an increase of 11.2% from $88.8 million for the same 2004 period.  The increase in other non-interest expense for the third quarter of 2005 compared with the same 2004 period, was primarily due to increases in operating lease depreciation expense in the leasing businesses and increases in card processing and issuance expenses related to the overall increase in card volumes.  The increase for the first nine months of 2005 compared with the same 2004 period, was primarily due to increases in operating lease depreciation expense in the leasing businesses, card processing and issuance expenses related to the overall increase in card volumes and higher repossessed real estate expenses due to recoveries on property sales in the second quarter of 2004.

Income Taxes

TCF recorded income tax expense of $28.9 million and $88.6 million for the third quarter and first nine months of 2005, respectively, or 30.61% and 30.75%, respectively, of income before income tax expense, compared with $31.7 million and $96.4 million, or 33.93%, of income before income tax expense for the comparable 2004 periods.  The lower effective income tax rate in the third quarter and first nine months of 2005, compared with the same 2004 periods was due to a reduction in the expected 2005 annual effective income tax rate related to the increased effect of permanent differences as a percentage of pre-tax income and lower state income taxes.  Contributing to the lower effective income tax rate for the first nine months of 2005 compared with the same 2004 period was a $5.2 million adjustment recorded in the second quarter of 2005 primarily related to the clarification of existing tax laws.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $914.3 million and $1.2 billion of mortgage-backed securities during the first nine months of 2005 and 2004, respectively, to replace the prepayments of residential real estate loans and mortgage-backed securities.  TCF sold $1 billion and $1.1 billion of mortgage-backed securities during the first nine months of 2005 and 2004, respectively.  At September 30, 2005, the unrealized loss on TCF’s mortgage-backed securities available for sale portfolio was $21.3 million.  TCF may, from time to time, sell additional mortgage-backed securities and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At
(Dollars in thousands)	September 30,	December 31,	Change
	2005	2004	$	%
Consumer home equity and other:
Home equity:
First mortgage lien	$3,288,333	$2,894,174	$394,159	13.6%
Junior lien	1,708,998	1,487,583	221,415	14.9
Total consumer home equity	4,997,331	4,381,757	615,574	14.0
Other	38,330	36,831	1,499	4.1
Total consumer home equity and other	5,035,661	4,418,588	617,073	14.0
Commercial:
Commercial real estate:
Permanent	2,038,208	1,958,377	79,831	4.1
Construction and development	202,861	196,019	6,842	3.5
Total commercial real estate	2,241,069	2,154,396	86,673	4.0
Commercial business	438,028	424,135	13,893	3.3
Total commercial	2,679,097	2,578,531	100,566	3.9

Leasing and equipment finance:
Equipment finance loans	351,347	334,352	16,995	5.1
Lease financings:
Direct financing leases	1,130,308	1,067,845	62,463	5.8
Sales-type leases	16,922	22,742	(5,820)	(25.6)
Lease residuals, excluding leveraged lease	33,492	35,163	(1,671)	(4.8)
Unearned income and deferred lease costs	(107,752)	(103,516)	4,236	4.1
Investment in leveraged lease	-	18,786	(18,786)	(100.0)
Total lease financings	1,072,970	1,041,020	31,950	3.1
Total leasing and equipment finance	1,424,317	1,375,372	48,945	3.6
Total consumer, commercial and leasing and equipment finance	9,139,075	8,372,491	766,584	9.2
Residential real estate	815,893	1,014,166	(198,273)	(19.6)
Total loans and leases	$9,954,968	$9,386,657	$568,311	6.1

The following table sets forth information about loans and leases by state, excluding loans held for sale:

(Dollars in thousands)	At September 30, 2005
	Consumer		Leasing and
	Home Equity		Equipment	Residential
Geographic Distribution:	and Other	Commercial	Finance	Real Estate	Total
Minnesota	$2,022,981	$738,550	$63,534	$422,195	$3,247,260
Illinois	1,403,321	520,106	49,284	127,661	2,100,372
Michigan	881,699	800,244	86,372	214,642	1,982,957
Wisconsin	460,272	397,479	36,785	23,849	918,385
Colorado	223,183	27,830	28,903	4,871	284,787
California	1,812	9,344	183,319	-	194,475
Florida	7,924	1,957	109,995	736	120,612
Ohio	4,114	44,540	59,023	4,649	112,326
Texas	399	2,663	94,499	1,048	98,609
Other	29,956	136,384	712,603	16,242	895,185
Total	$5,035,661	$2,679,097	$1,424,317	$815,893	$9,954,968

At September 30, 2005, 46% of TCF’s consumer and commercial loans consist of variable-rate loans.  The variable-rate consumer loans have their interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) may have their interest rates tied to either the prime rate or LIBOR. In addition, to the extent these loans have interest rate floors, a change in interest rates may not result in a change in the interest rate on the variable-rate loan.  Substantially all leasing and equipment finance loans and leases have fixed rates.  All residential real estate loans have fixed or adjustable rates.

The following table provides additional information relating to TCF’s consumer and commercial loan balances at September 30, 2005:

(Dollars in millions)	At September 30, 2005
	Consumer
	Home Equity
	and Other		Commercial (1)		Total
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Variable-rate loans	$2,279	45%	$1,262	47%	$3,541	46%
Fixed-rate loans	2,757	55	440	16	3,197	41
Adjustable-rate loans (2)	-	-	977	37	977	13
Total	$5,036	100%	$2,679	100%	$7,715	100%

(1)   Includes commercial real estate and commercial business loans.

(2)   These loans reprice at periodic intervals, generally 3-5 years, at which time the fixed rate adjusts to a new rate based on a specified spread to the applicable U.S. Treasury rate.

Approximately 70% of the home equity loan portfolio at September 30, 2005 consisted of closed-end loans, compared with 66% at December 31, 2004.   In addition, 45% of this portfolio at September 30, 2005 carries a variable interest rate tied to the prime rate, compared with 62% at December 31, 2004.   At September 30, 2005, the weighted average loan-to-value ratio for the home equity portfolio was 75%, unchanged from December 31, 2004.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

(Dollars in thousands)	At September 30, 2005			At December 31, 2004
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
		Percent	a Percentage		Percent	a Percentage
Loan-to-Value Ratios (1):	Balance	of Total	of Balance	Balance	of Total	of Balance
Over 100% (2)	$28,883.6%		2.36%	$32,825.7%		3.02%
Over 90% to 100%	586,575	11.7	.22	449,291	10.3	.38
Over 80% to 90%	1,849,988	37.0	.31	1,750,531	39.9	.32
80% or less	2,531,885	50.7	.37	2,149,110	49.1	.32
Total	$4,997,331	100.0%	.34	$4,381,757	100.0%	.35

(1)   Loan-to-value is based on the loan amount (current outstanding balance on closed-end loans and the total commitment on lines of credit) plus deferred loan origination costs net of fees, plus the amount of senior liens, if any.  Property values represent the most recent market value or property tax assessment value known to TCF.

(2)   Amount reflects the total outstanding loan balance.  The portion of the loan balance in excess of 100% of the property value is substantially less than the amount included above.

The following table summarizes TCF’s commercial real estate loan portfolio by property type:

(Dollars in thousands)	At September 30, 2005			At December 31, 2004
		Construction			Construction
		and			and
	Permanent	Development	Total	Permanent	Development	Total
Apartments	$520,761	$17,070	$537,831	$524,253	$2,795	$527,048
Retail services	452,832	28,857	481,689	382,068	28,142	410,210
Office buildings	368,646	38,665	407,311	420,874	35,865	456,739
Warehouse/industrial buildings	264,283	2,864	267,147	258,561	1,729	260,290
Hotel and motels	107,696	15,430	123,126	122,236	15,700	137,936
Health care facilities	53,093	1,354	54,447	44,344	9,308	53,652
Other	270,897	98,621	369,518	206,041	102,480	308,521
Total	$2,038,208	$202,861	$2,241,069	$1,958,377	$196,019	$2,154,396

TCF continues to expand its commercial real estate and commercial business lending activity to borrowers located in its primary midwestern markets.  With a focus on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans at September 30, 2005 were secured either by real estate properties or underlying business assets. At September 30, 2005, approximately 94% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.

The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type:

(Dollars in thousands)	At September 30, 2005			At December 31, 2004
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
		Percent	a Percentage		Percent	a Percentage
Marketing Segment	Balance	of Total	of Balance	Balance	of Total	of Balance
Middle market (1)	$814,483	57.2%	.33%	$747,964	54.4%	.51%
Small ticket (2)	289,155	20.3	.36	258,094	18.8	.75
Winthrop (3)	206,950	14.5	.78	200,819	14.6	1.10
Wholesale (4)	74,229	5.2	-	83,913	6.1	-
Other	39,500	2.8	.96	84,582	6.1	1.68
Total	$1,424,317	100.0%	.40	$1,375,372	100.0%	.67

(1)  Middle market consists primarily of loan and lease financing of construction and manufacturing equipment and specialty vehicles.

(2)  Small ticket includes loan and lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations.  Transaction sizes generally range from $25 thousand to $250 thousand.

(3)  Winthrop’s portfolio consists primarily of technology and data processing equipment.

(4)  Wholesale includes the discounting of lease receivables sourced by third party lessors.

(Dollars in thousands)	At September 30, 2005		At December 31, 2004
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Manufacturing	$261,379	18.4%	$251,157	18.2%
Specialty vehicles	241,915	17.0	236,582	17.2
Technology and data processing	219,969	15.4	229,160	16.7
Construction	216,248	15.2	182,612	13.3
Medical	185,807	13.0	157,745	11.5
Trucks and trailers	61,225	4.3	74,870	5.4
Furniture and fixtures	55,706	3.9	51,192	3.7
Printing	53,447	3.8	45,394	3.3
Material handling	36,066	2.5	33,810	2.5
Aircraft	1,448	0.1	22,556	1.6
Other	91,107	6.4	90,294	6.6
Total	$1,424,317	100.0%	$1,375,372	100.0%

At December 31, 2004, TCF had an investment in a leveraged lease of a Boeing 767-300 aircraft leased to Delta Airlines, Inc. (“Delta”). Delta declared bankruptcy on September 14, 2005, and TCF charged off its $18.8 million investment in the related leveraged lease in the third quarter of 2005.

Total loan and lease originations for TCF’s leasing businesses were $574.8 million for the first nine months of 2005, compared with $498.9 million for the same 2004 period.  The backlog of approved transactions was $248 million at September 30, 2005, up from $195.3 million at December 31, 2004.  TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments.  TCF’s ability to increase its lease portfolio is dependent upon its ability to place new equipment in service.  In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting policy which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $59 million appropriate to cover losses inherent in the loan and lease portfolios as of September 30, 2005.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.  See “Forward-Looking Information.”

The next several pages include detailed information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases.  Included in this data are numerous portfolio ratios that must be carefully reviewed and related to the nature of the underlying loans and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other companies.  Most of TCF’s non-performing assets and past due loans are secured by residential real estate.  Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition.  This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

The following table sets forth information detailing the allowance for loan and lease losses and selected key indicators:

(Dollars in thousands)	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$76,406	$80,025	$79,878	$76,619
Charge-offs	(21,378)	(4,662)	(27,154)	(10,179)
Recoveries	594	969	4,907	3,871
Net charge-offs	(20,784)	(3,693)	(22,247)	(6,308)
Provision charged to operations	3,394	2,644	1,385	6,874
Acquired allowance	-	-	-	1,791
Balance at end of period	$59,016	$78,976	$59,016	$78,976
Key Indicators:
Annualized net charge-offs as a percentage of average loans and leases (1)	.85%	.17%	.31%	.10%

Period end allowance as a multiple of annualized net charge-offs (2)	.7X	5.3X	2.0X	9.4X

Income before income taxes and provision for loan losses as a multiple of net charge-offs	4.7X	26.0X	13.0X	46.1X

(1)  For the three months ended September 30, 2005, net charge-offs excluding the leveraged lease were $2 million, or .08% (annualized) of average loans and leases.  For the nine months ended September 30, 2005, net charge-offs excluding the leveraged lease were $3.5 million, or .05% (annualized) of average loans and leases.

(2)  For the three months ended September 30, 2005, period end allowance as a multiple of annualized net charge-offs excluding the leveraged lease was 7.4X. For the nine months ended September 30, 2005, period end allowance as a multiple of annualized net charge-offs excluding the leveraged lease was 12.8X.

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

In the second quarter of 2005, TCF refined its allowance for loan and lease losses allocation methodology resulting in an allocation of the entire allowance for loan and lease losses to the individual loan and lease portfolios. This change resulted in the allocation of the previous unallocated portion of the allowance for loan and lease losses.

	At September 30, 2005			At December 31, 2004
	Allowance for		Allowance	Allowance for		Allowance
(Dollars in thousands)	Loan and	Total Loans	as a % of	Loan and	Total Loans	as a % of
	Lease Losses	and Leases	Balance	Lease Losses	and Leases	Balance
Consumer home equity and other	$16,346	$5,035,661.32%		$9,939	$4,418,588.22%
Commercial real estate	20,745	2,241,069.93		20,742	2,154,396.96
Commercial business	6,859	438,028	1.57	7,696	424,135	1.81
Leasing and equipment finance	14,445	1,424,317	1.01	24,566	1,375,372	1.79
Residential real estate	621	815,893.08		796	1,014,166.08
Unallocated	-	-	-	16,139	-	N.A.
Total	$59,016	$9,954,968.59		$79,878	$9,386,657.85

N.A. Not applicable.

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Net	% of Average	Net	% of Average	Net	% of Average	Net	% of Average
(Dollars in thousands)	Charge-offs	Loans and	Charge-offs	Loans and	Charge-offs	Loans and	Charge-offs	Loans and
	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)

Consumer home equity and other	$886.07%		$1,133.11%		$3,211.09%		$2,426.08%
Commercial real estate	34.01		526.10		68	-	478.03
Commercial business	140.13		30.03		(2,330)	(.73)	87.03
Leasing and equipment finance (2)	19,690	5.51	1,999.61		21,217	2.01	3,271.34
Residential real estate	34.02		5	-	81.01		46.01
Total	$20,784.85		$3,693.17		$22,247.31		$6,308.10

(1)   Annualized.

(2)   For the three months ended September 30, 2005, leasing and equipment finance net charge-offs excluding the leveraged lease were $904 thousand, or .25% (annualized) of average loans and leases.  For the nine months ended September 30, 2005, leasing and equipment finance net charge-offs excluding the leaveraged lease were $2.4 million, or .23% (annualized) of average loans and leases.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 76% of non-performing assets at September 30, 2005 consisted of, or were secured by, real estate.

Non-performing assets are summarized in the following table:

	At	At
(Dollars in thousands)	September 30,	December 31,	$
	2005	2004	Change
Non-accrual loans and leases:
Consumer home equity and other	$9,849	$12,187	$(2,338)
Commercial real estate	188	1,093	(905)
Commercial business	2,328	4,533	(2,205)
Leasing and equipment finance	6,808	25,678	(18,870)
Residential real estate	2,515	3,387	(872)
Total non-accrual loans and leases	21,688	46,878	(25,190)
Other real estate owned:
Residential	13,919	11,726	2,193
Commercial	2,886	5,465	(2,579)
Total other real estate owned	16,805	17,191	(386)
Total non-performing assets	$38,493	$64,069	$(25,576)
Non-performing assets as a percentage of:
Net loans and leases	.39%	.69%	(30	)bps
Total assets	.30%	.52%	(22)

The decrease in non-performing assets from December 31, 2004 to September 30, 2005, was primarily due to the $18.8 million charge-off of the leveraged lease.  Included in non-performing assets are loans that are considered impaired.  Impaired loans totaled $4.4 million at September 30, 2005, compared with $8.1 million at December 31, 2004.  The related allowance for credit losses was $1.9 million at September 30, 2005, compared with $3.7 million at December 31, 2004.  All of the impaired loans were on non-accrual status.  There were no impaired loans at September 30, 2005 or December 31, 2004 which did not have a related allowance for loan losses.  Average impaired loans during the three months ended September 30, 2005 were $4.5 million, compared with $8.3 million during the three months ended December 31, 2004.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined using the contractual method.

	At September 30, 2005		At December 31, 2004
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases

Accruing loans and leases delinquent for:
30-59 days	$17,710.18%		$20,776.23%
60-89 days	8,297.08		8,659.09
90 days or more	5,011.05		4,950.05
Total	$31,018.31%		$34,385.37%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type:

	At September 30, 2005		At December 31, 2004
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio

Consumer home equity and other	$17,351.35%		$15,436.35%
Commercial real estate	36	-	32	-
Commercial business	370.08		404.10
Leasing and equipment finance	5,651.40		8,997.67
Residential real estate	7,610.94		9,516.94
Total	$31,018.31		$34,385.37

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $51.4 million of loans and leases at September 30, 2005, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $71.1 million at December 31, 2004.  These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.

Potential problem loans and leases are summarized as follows:

	At September 30,	At December 31,	Change
(Dollars in thousands)	2005	2004	$	%

Commercial real estate	$28,228	$34,138	$(5,910)	(17.3)%
Commercial business	13,367	18,112	(4,745)	(26.2)
Leasing and equipment finance	9,850	18,816	(8,966)	(47.7)
Total	$51,445	$71,066	$(19,621)	(27.6)

Leasing and equipment finance potential problem loans and leases include $25 thousand and $1.2 million funded on a non-recourse basis at September 30, 2005 and December 31, 2004, respectively.

Deposits

Deposits totaled $8.9 billion at September 30, 2005, up $896.1 million from December 31, 2004.  At September 30, 2005, checking, savings and money market deposits totaled $7 billion, up $498.3 million from December 31, 2004, and comprised 78.9% of total deposits at September 30, 2005, compared with 81.6% of total deposits at December

31, 2004. Checking, savings and money market deposits are an important source of low cost funds and fee income for TCF.  At September 30, 2005, certificates of deposit increased $397.8 million from December 31, 2004. Certificates of deposit greater than $100,000 were $475.9 million as of September 30, 2005, up $223.2 million from $252.7 million as of December 31, 2004.  TCF’s weighted-average rate for deposits, including non-interest-bearing deposits, was 1.38% at September 30, 2005, up from ..69% at December 31, 2004, primarily reflecting increases in premier checking and premier savings average balances and overall increases in interest rates.

New Branch Expansion

Key to TCF’s growth is its continued investment in new branch expansion.  New branches are an important source of new customers in both deposit products and consumer lending products.  While supermarket branches continue to play an important role in TCF’s expansion strategy, the opportunity to add new supermarket branches within TCF’s markets has slowed.  Therefore, TCF will continue new branch expansion by opening more traditional branches. Although traditional branches require a higher initial investment than supermarket branches, they ultimately attract more customers and become more profitable.  During the third quarter of 2005, TCF opened eight new branches, consisting of five traditional branches, two supermarket branches and one campus branch.  TCF now has 140 new branches opened since January 1, 2000.  TCF plans to open 13 new branches in the fourth quarter of 2005, consisting of nine traditional branches, three supermarket branches and one campus branch.

Additional information regarding the results of TCF’s new branches opened since January 1, 2000 is displayed in the table below:

(Dollars in thousands)	At September 30,		Increase	%
	2005	2004	(Decrease)	Change
Number of new branches*
Traditional	62	45	17	37.8%
Supermarket	76	68	8	11.8
Campus	2	-	2	-
Total	140	113	27	23.9
Percentage of total branches	32%	27%

Number of checking accounts	256,452	194,686	61,766	31.7
Deposits:
Checking	$405,347	$294,444	$110,903	37.7
Savings	286,771	143,178	143,593	100.3
Money market	28,093	20,818	7,275	34.9
Subtotal	720,211	458,440	261,771	57.1
Certificates of deposits	262,369	55,735	206,634	N.M.
Total deposits	$982,580	$514,175	$468,405	91.1

Total deposit fees and other revenue (quarter-to-date)	$18,508	$14,010	$4,498	32.1

* New branches opened since January 1, 2000, excluding those branches which have subsequently closed.

N.M. Not Meaningful

Borrowings

Borrowings totaled $2.6 billion at September 30, 2005, down $472 million from December 31, 2004. Borrowings decreased primarily due to the overall increase in deposits exceeding the growth in assets. The weighted-average rate on borrowings increased to 4.47% at September 30, 2005, from 3.37% at December 31, 2004, primarily due to the impact of rising short-term interest rates.  Included in long-term borrowings at September 30, 2005, are $425.5 million of fixed-rate Federal Home Loan Bank (“FHLB”) advances, which are callable quarterly at par until maturity. If the FHLB advances are called, replacement funding will be provided by the FHLB at the then-prevailing market rate of interest for the remaining term-to-maturity, subject to standard terms and conditions.  During the third quarter of 2005, TCF extended $100 million of repurchase agreements for 10 years at a fixed-rate of interest of 4.02%, which are callable after five years.  Also during the third quarter of 2005, TCF extended $200 million of repurchase agreements for 10 years at a fixed-rate of interest of 3.83%, which are callable quarterly after three years.

TCF borrows from the FHLB of Des Moines, one of 12 FHLBs.  Federal Housing Finance Board (“Finance Board”, primary regulator of FHLBs) regulations require FHLBs to have an effective registration statement filed with the Securities and Exchange Commission by August 29, 2005.  On August 17, 2005 the FHLB of Des Moines announced that its board of directors had established an Internal Review Committee to review certain matters related to operations and internal controls which were raised from its examination by the Finance Board.  The FHLB of Des Moines announced on August 29, 2005 that it would not meet the August 29, 2005, deadline due to certain identified accounting matters.  Nine other FHLBs were also unable to meet this deadline.

TCF Financial Corporation (parent company only) has a $105 million line of credit maturing in April 2006, which is unsecured and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes.  At September 30, 2005, TCF had $10 million outstanding on this bank line of credit at an average rate of 4.65%, compared with $14 million outstanding at December 31, 2004 at an average rate of 3.18%.

Contractual Obligations And Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At September 30, 2005, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows:

(Dollars in thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings	$2,632,623	$1,458,777	$626,343	$123,820	$423,683
Annual rental commitments under non-cancelable operating leases	181,834	27,022	40,004	32,659	82,149
Campus marketing agreements	51,110	1,284	2,582	5,037	42,207
Construction contracts and land purchase commitments for future branch sites	14,302	14,302	-	-	-
	$2,879,869	$1,501,385	$668,929	$161,516	$548,039

	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,740,317	$8,597	$15,198	$34,472	$1,682,050
Commercial	765,965	483,219	213,900	59,386	9,460
Leasing and equipment finance	76,614	76,614	-	-	-
Other	69,200	69,200	-	-	-
Total commitments to lend	2,652,096	637,630	229,098	93,858	1,691,510
Loans serviced with recourse	74,366	1,565	3,422	3,294	66,085
Standby letters of credit and guarantees on industrial revenue bonds	80,295	42,289	18,635	19,371	-
	$2,806,757	$681,484	$251,155	$116,523	$1,757,595

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

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with 11 campuses.  TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2023.  TCF also has various renewal options which may extend the terms of these agreements. On April 21, 2005, TCF’s Board of Directors and the University of Minnesota Board of Regents ratified contracts for TCF’s sponsorship of a new on-campus football stadium to be called “TCF Bank Stadium” and an extension of TCF’s sponsorship of the U Card.  The U Card serves as a key for access to a variety of university services.  TCF also sponsors similar cards for other campuses. These obligations are included in the table above.  The naming rights agreement with the University of Minnesota is dependent upon several factors, including receipt of necessary state and private funding and completion of stadium construction. Campus marketing agreements are an important element of TCF’s campus banking strategy.

Loans serviced with recourse represent a contingent guarantee based upon the failure to perform by another party.  These loans consist of $72.7 million of Veterans Administration (“VA”) loans and $1.7 million of loans sold with recourse to the Federal National Mortgage Association (“FNMA”).  As is typical of a servicer of VA loans, TCF must cover any principal loss in excess of the VA’s guarantee if the VA elects its “no-bid” option upon the foreclosure of a loan.  Since conditions under which TCF would be required either to cover any principal loss in excess of the VA’s guarantee may not materialize, the actual cash requirements are expected to be significantly less than the amount provided in the table above.

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

Stockholders’ Equity

Stockholders’ equity at September 30, 2005 was $967.1 million, or 7.59% of total assets, compared with $958.4 million, or 7.77% of total assets, at December 31, 2004.  For the first nine months of 2005, average total equity to average assets was 7.45%, compared with 7.94% for the year ended December 31, 2004.  TCF repurchased 3,450,000 shares of its common stock during the first nine months of 2005 at an average cost of $27.10 per share.  At September 30, 2005, TCF had 6,728,307 shares remaining in its stock repurchase programs authorized by its Board of Directors.  On October 17, 2005, TCF declared a regular quarterly dividend of 21.25 cents per common share, payable on November 30, 2005, to shareholders of record as of October 28, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk – Interest-Rate Risk

TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage interest rate risk. Although TCF manages other risks, such as credit and liquidity risk, in the normal course of its business, the Company considers interest rate risk to be its most significant market risk. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. The mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest rate risk. TCF, like most financial institutions, has material interest rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices (e.g., the prime rate).

TCF’s Asset/Liability Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income, relative to a base case scenario. Net interest income simulation involves forecasting under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At September 30, 2005, net interest income is estimated to increase by .7%, compared with the base case scenario, over the next twelve months if interest rates were to sustain an immediate increase of 100 basis points. In the event interest rates were to decline by 100 basis points, net interest income is estimated to decrease by 1.3%, compared with the base case scenario, over the next twelve months.

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

TCF’s one-year interest rate gap was a positive $234.1 million, or 1.8% of total assets at September 30, 2005, compared with a positive $585.3 million, or 4.7% of total assets at December 31, 2004.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing. The decrease in the gap position compared with December 31, 2004 was primarily due to an increase in consumer fixed-rate loans and a shift of $200 million of debt, with a January 2006 maturity, from long-term to short-term, partially offset by a decrease in treasury assets and the extension of $500 million of borrowings, $300 million in the third quarter and $200 million in the first quarter.

Since December 31, 2004, short-term interest rates have increased approximately 150 basis points, while long-term rates have remained relatively constant. This flattening of the yield curve has resulted in a change in TCF consumer loan customer preference toward fixed-rate loans versus variable, including both new loan originations and refinancing of existing variable-rate loans to fixed rate.  As a result, fixed-rate consumer loans have increased and variable rate loans have decreased. Therefore, the Asset/Liability committee extended $300 million of borrowings in the third quarter of 2005, in addition to the $200 million of borrowings extended in the first quarter of 2005. An increase in long-term interest rates would likely have a favorable impact on TCF’s net interest income, but may be partially diminished by an adverse impact on TCF’s deposit account balances, if customers transfer some of their funds to higher interest rate deposit products or other investments, resulting in an increase in the total cost of funds for TCF.

TCF believes this relatively balanced interest rate gap position to be warranted. Current rates are still below historical averages, and there may be a greater possibility over time of higher interest rates versus lower interest rates. If interest rates remain at current levels, TCF could experience continued compression of its net interest income due primarily to the ongoing shift of higher yielding variable-rate loans to lower yielding fixed-rate loans and lower-cost deposits to higher-cost deposits. If interest rates fall, TCF could experience an increase in prepayments of fixed-rate mortgage-backed securities, residential real estate loans, consumer loans and commercial real estate loans, causing further compression of its net interest income.

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

TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the $4.7 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at September 30, 2005, by approximately $324 million, or 36.5%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.

Recent Accounting Developments

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 carries forward the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. TCF expects no significant effect on TCF financial statements as a result of the adoption of this statement.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment which revised SFAS No. 123, Accounting for Stock-Based Compensation.  This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and related implementation guidance and amends SFAS No. 95, Statement of Cash Flows.  It requires that all stock-based compensation now be measured at fair value and recognized as expense in the income statement.  This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the Statement of Cash Flows.  Various other changes are also required.  This Statement is effective beginning January 1, 2006, for TCF as a result of recent SEC actions.  TCF adopted the recognition provisions of SFAS 123 in January 2000.  TCF expects no significant effect on TCF financial statements as a result of the adoption of this Statement.

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

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards or monetary, fiscal or tax policies of the federal or state governments; adverse findings in tax audits or regulatory examinations; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties; adverse changes in securities markets; the risk that TCF could be unable to effectively manage the volatility of its mortgage servicing portfolio, which could adversely affect earnings; and results of litigation, including reductions in card revenues resulting from litigation brought by various merchants or merchant organizations against Visa; or other significant uncertainties.  Investors should consult TCF’s Annual Report to Shareholders and reports on Forms 10-K, 10-Q and 8-K for additional important information about the Company.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2005.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the third quarter of 2005.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands,	At Sept. 30,	At June 30,	At March 31,	At Dec. 31,	At Sept. 30,
except per-share data)	2005	2005	2005	2004	2004
SELECTED FINANCIAL CONDITION DATA:
Securities available for sale	$1,318,787	$1,406,575	$1,785,520	$1,619,941	$1,330,708
Residential real estate loans	815,893	884,141	950,469	1,014,166	1,047,079
Subtotal	2,134,680	2,290,716	2,735,989	2,634,107	2,377,787
Loans and leases excluding residential real estate loans	9,139,075	8,878,581	8,602,109	8,372,491	8,025,804
Goodwill	152,599	152,599	152,599	152,599	152,599
Mortgage servicing rights	37,420	39,936	43,501	46,442	51,474
Total assets	12,737,089	12,607,216	12,733,208	12,340,567	11,997,949

Checking, savings and money market deposits	6,991,843	6,695,484	6,709,527	6,493,545	6,323,659
Certificates of deposit	1,866,425	1,728,842	1,685,486	1,468,650	1,471,164
Total deposits	8,858,268	8,424,326	8,395,013	7,962,195	7,794,823
Short-tem borrowings	1,084,933	1,045,582	878,390	1,056,111	845,499
Long-term borrowings	1,547,690	1,899,047	2,098,878	2,048,492	2,057,608
Stockholders’ equity	967,069	954,557	926,343	958,418	965,266

	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2005	2005	2005	2004	2004
SELECTED OPERATIONS DATA:
Interest income	$184,293	$179,999	$171,345	$163,388	$157,413
Interest expense	56,223	48,714	42,292	36,899	32,923
Net interest income	128,070	131,285	129,053	126,489	124,490
Provision for credit losses	3,394	1,427	(3,436)	4,073	2,644
Net interest income after provision for credit losses	124,676	129,858	132,489	122,416	121,846
Non-interest income:
Fees and other revenues	122,706	113,268	106,909	126,311	115,803
Gains on sales of securities available for sale	995	4,437	5,239	6,204	3,679
Total non-interest income	123,701	117,705	112,148	132,515	119,482
Non-interest expense	154,003	150,247	148,111	154,396	147,926
Income before income tax expense	94,374	97,316	96,526	100,535	93,402
Income tax expense	28,888	26,675	33,061	33,133	31,690
Net income	$65,486	$70,641	$63,465	$67,402	$61,712

Per common share:
Basic earnings	$.50	$.53	$.47	$.50	$.45
Diluted earnings	$.50	$.53	$.47	$.50	$.45
Dividends declared	$.2125	$.2125	$.2125	$.1875	$.1875

FINANCIAL RATIOS:
Return on average assets (1)	2.07%	2.22%	2.03%	2.22%	2.06%
Return on average common equity (1)	27.41	30.23	27.18	28.35	25.96
Net interest margin (1)	4.43	4.53	4.56	4.56	4.56
Net charge-offs (recoveries) as a percentage of average loans and leases (1) (2)	.85	.08	(.02)	.14	.17
Average total equity to average assets	7.56	7.36	7.48	7.81	7.94

(1)     Annualized.

(2)     For the three months ended September 30, 2005, net charge-offs excluding the leveraged lease as a percentage of average loans and leases was .08% (annualized).

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Nine Months Ended September 30,
	2005			2004
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$99,502	$2,609	3.50%	$131,290	$2,441	2.48%
Securities available for sale (3)	1,567,059	60,713	5.17	1,537,310	61,159	5.30
Loans held for sale	209,184	7,579	4.84	357,354	9,112	3.41
Loans and leases:
Consumer home equity - variable rate	2,561,936	130,074	6.79	2,376,149	97,059	5.46
Consumer home equity - fixed rate	2,088,550	104,784	6.71	1,488,090	77,708	6.98
Consumer - other	34,836	2,379	9.13	39,751	2,442	8.21
Total consumer home equity and other	4,685,322	237,237	6.77	3,903,990	177,209	6.06
Commercial real estate - variable rate	832,689	35,775	5.74	759,923	23,666	4.16
Commercial real estate - fixed and adjustable rate	1,363,805	62,664	6.14	1,220,457	57,306	6.27
Total commercial real estate	2,196,494	98,439	5.99	1,980,380	80,972	5.46
Commercial business - variable rate	346,674	14,379	5.55	343,946	9,833	3.82
Commercial business - fixed and adjustable rate	78,117	3,368	5.76	88,228	3,639	5.51
Total commercial business	424,791	17,747	5.59	432,174	13,472	4.16
Leasing and equipment finance (4)	1,410,381	72,006	6.81	1,267,102	66,333	6.98
Subtotal	8,716,988	425,429	6.52	7,583,646	337,986	5.95
Residential real estate	917,241	39,307	5.72	1,130,840	48,723	5.75
Total loans and leases (5)	9,634,229	464,736	6.45	8,714,486	386,709	5.92
Total interest-earning assets	11,509,974	535,637	6.22	10,740,440	459,421	5.71
Other assets (6)	1,099,712			1,046,080
Total assets	$12,609,686			$11,786,520

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,566,767			$1,508,102
Small business	573,240			491,729
Commercial and custodial	316,749			345,878
Total non-interest bearing deposits	2,456,756			2,345,709
Interest-bearing deposits:
Premier checking	578,967	9,709	2.24	150,094	1,468	1.31
Other checking	1,056,178	1,517.19		1,151,426	652.08
Subtotal	1,635,145	11,226.29		1,301,520	2,120.22
Premier savings	355,164	7,340	2.76	47,438	606	1.71
Other savings	1,586,367	6,394.54		1,777,512	4,546.34
Subtotal	1,941,531	13,734.95		1,824,950	5,152.38
Money market	637,696	4,726.99		790,128	2,199.37
Subtotal	4,214,372	29,686.94		3,916,598	9,471.32
Certificates of deposit	1,691,121	33,437	2.64	1,502,064	20,860	1.86
Total interest-bearing deposits	5,905,493	63,123	1.43	5,418,662	30,331.75
Total deposits	8,362,249	63,123	1.01	7,764,371	30,331.52
Borrowings:
Short-term borrowings	977,750	22,200	3.04	743,754	7,522	1.35
Long-term borrowings	1,981,558	61,906	4.18	1,963,440	56,166	3.82
Total borrowings	2,959,308	84,106	3.80	2,707,194	63,688	3.14
Total deposits and borrowings	11,321,557	147,229	1.74	10,471,565	94,019	1.20
Other liabilities (6)	348,543			373,089
Total liabilities	11,670,100			10,844,654
Stockholders’ equity (6)	939,586			941,866
Total liabilities and stockholder’s equity	$12,609,686			$11,786,520
Net interest income and margin		$388,408	4.51%		$365,402	4.54%

(1)     Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis.
Tax-exempt income of $694,000 and $455,000 was recognized during the nine months ended September 30, 2005 and 2004, respectively.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations.  TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collection activities.  From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial amounts of damages.  Financial services companies are subject to the risk of class action litigation, and TCF has had such actions brought against it from time to time.  Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty.

In April 2004, TCF was served with a complaint in the United States District Court, District of Minnesota, by John Matthew Saxe, individually and on behalf of other similarly situated employees, alleging that he and other consumer lender employees were not paid overtime compensation in violation of the Federal Fair Labor Standards Act.  Settlement negotiations are in process.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes share repurchase activity for the quarter ended September 30, 2005:

	Shares Repurchased		Share Repurchase Authorizations (1)
		Average Price
(Dollars in thousands)	Number	Per Share	July 21, 2003	May 21, 2005
Balance, June 30, 2005			402,820	6,725,487
July 1-31, 2005	-	$-	402,820	-
August 1-31, 2005	290,000	27.79	112,820	-
September 1-30, 2005	110,000	27.79	2,820	-
Balance, September 30, 2005	400,000	$27.79	2,820	6,725,487

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

Dated:  October 28, 2005

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