Form 10-K
period 2005-12-31
TCF FINANCIAL CORP
filed 2006-02-28
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Yes  ☐  No  ☒

As of January 31, 2006, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the New York Stock Exchange, was $2,833,244,430

As of January 31, 2006, there were 133,350,930 shares outstanding of the registrant’s common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s definitive proxy statement dated March 8, 2006 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (“TCF” or the “Company”) is a Delaware national financial holding company based in Wayzata, Minnesota. Its principal subsidiary, TCF Bank®, is headquartered in Minnesota and operates in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. At December 31, 2005, TCF had total assets of $13.4 billion and was the 48th largest publicly traded bank holding company in the United States based on total assets as of September 30, 2005. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. References herein to the “Holding Company” or “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis.

TCF’s core businesses include retail banking; commercial banking; small business banking; consumer lending; leasing and equipment finance; and investments, securities brokerage and insurance services. The retail banking business includes traditional and supermarket branches, campus banking, Express Teller® ATMs and Visa U.S.A. Inc. (“Visa”) cards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Operating Segment Results” and Note 24 of Notes to Consolidated Financial Statements for information regarding TCF’s reportable operating segments.

Retail Banking

TCF’s primary focus is on the delivery of retail and commercial banking products in markets served by TCF Bank. Some of its products, such as its commercial equipment loans and leases, are offered in markets outside areas served by TCF Bank.

At December 31, 2005, TCF had 453 retail banking branches, comprised of 190 traditional branches, 254 supermarket branches and nine campus branches. TCF operated 105 branches in Minnesota, 202 in Illinois, 63 in Michigan, 35 in Wisconsin, 42 in Colorado and six in Indiana.

Targeted new branch expansion is a key strategy for TCF. TCF has significantly expanded its banking franchise in recent years. 153 new branches have been opened since January 1, 2000. During 2005, TCF opened 28 new branches, consisting of 18 new traditional branches, seven new supermarket branches and three new campus branches. TCF anticipates opening 24 new branches in 2006, consisting of 17 new traditional branches, five new supermarket branches and two new campus branches. During the fourth quarter of 2005, TCF announced plans to enter the Phoenix, Arizona metropolitan area market. Initially, TCF plans to open several consumer loan production offices during 2006 with construction of retail branches to begin later in 2006 or early 2007. The success of TCF’s branch expansion is dependent on the continued long-term success of branch banking.

Campus banking represents an important part of TCF’s retail banking business. TCF has alliances with the University of Minnesota, the University of Michigan and nine other colleges. These alliances consist of exclusive marketing and naming rights agreements. Branches have been opened on many of these college campuses. TCF provides multi-purpose campus cards for these colleges. These cards serve as a school identification card, ATM card, library card, security card, and stored value card for vending machines or similar uses. In 2005, TCF entered into a naming rights agreement to sponsor a new University of Minnesota football stadium to be called “TCF Bank StadiumSM.”

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. A key driver of non-interest income growth is growth in checking accounts. In addition to low or non-interest bearing deposit balances, these accounts generate significant fee revenue for TCF. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement and Analysis – Non-Interest Income” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” for additional information.

TCF strives to develop innovative banking products and services. In 2003, TCF introduced TCF Check CashingSM, a convenient, economical and full-service check cashing service for non-bank customers. In addition to providing a valuable customer service, the product also gives TCF an opportunity to introduce these customers to its checking account products. In 2004, TCF created Premier checking and Premier savings accounts with high interest rates and other valuable features. Also in 2004, TCF created the TCF Miles PlusSM card, a free non-revolving credit card that is attached to a Premier checking account. This free card offers points that may be redeemed for airline travel on virtually any airline, anytime, anywhere with the option to use points to purchase merchandise from a leading internet retailer. In 2004,

TCF began selling Visa gift cards in its branches. These cards can be used at all merchants that accept Visa. In 2005, TCF began selling gift cards on its TCFEXPRESS® website and added the TCF Miles Plus Business Check CardSM to small business checking accounts. Also in 2005, TCF began selling TCF Index Investment Strategies™, a series of low-cost domestic index funds developed for our investment customers.

Lending Activities

General TCF’s lending activities reflect its community banking philosophy, emphasizing secured loans to individuals and businesses in its primary market areas in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. TCF is also engaged in leasing and equipment finance activities nationwide. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Loans and Leases” and Note 5 of Notes to Consolidated Financial Statements for additional information regarding TCF’s loan and lease portfolios.

Consumer Lending TCF makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation or the financing of home improvements, automobiles, vacations and education. Consumer loans totaled $5.2 billion at December 31, 2005, with $3.2 billion, or 62%, having fixed interest rates and $2 billion, or 38%, having variable interest rates tied to the prime rate.

TCF’s consumer lending activities primarily include home equity real estate secured loans. They also include loans secured by personal property and to a limited extent, unsecured personal loans. Consumer loans may be made on a revolving line of credit or fixed-term basis.

Education Lending TCF originates education loans for resale. TCF had $229.8 million of education loans held for sale at December 31, 2005, compared with $154.3 million at December 31, 2004. TCF generally retains the education loans it originates until they are fully disbursed. Under an agreement with SLM Corporation (“SLM”), TCF can sell the education loans to SLM once they are fully disbursed, but must sell the education loans to SLM before they go into repayment status. These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF.

Commercial Real Estate Lending TCF originates loans secured by commercial real estate including, to a lesser extent, commercial real estate construction loans, generally to borrowers based in its primary markets. At December 31, 2005, commercial real estate loans totaled $2.3 billion. At December 31, 2005, variable- and adjustable-rate loans represented 78% of commercial real estate loans outstanding. At December 31, 2005, TCF’s commercial construction and development loan portfolio totaled $179.5 million.

Commercial Business Lending Commercial business loans are generally secured by various types of business assets, including commercial real estate, and in some cases may be made on an unsecured basis. TCF’s commercial business lending activities encompass loans with a broad variety of purposes, including working capital loans and loans to finance the purchase of equipment or other acquisitions.

TCF concentrates on originating commercial business loans to middle-market companies based in its primary markets with borrowing requirements of less than $25 million. Substantially all of TCF’s commercial business loans outstanding at December 31, 2005 were to borrowers based in its primary markets.

Leasing and Equipment Finance TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse types of small to large companies. At December 31, 2005, TCF’s leasing and equipment finance portfolio was $1.5 billion, including $387.2 million of loans and $1.1 billion of leases. TCF’s leasing and equipment finance businesses, TCF Equipment Finance, Inc. (“TCF Equipment Finance”) and Winthrop Resources Corporation (“Winthrop”), operate in all 50 states and source equipment installations domestically and to a limited extent in foreign countries. TCF Equipment Finance delivers equipment finance solutions to small and mid-size companies, including emerging growth companies, vendor partnerships and franchise organizations. Winthrop primarily leases technology and data processing equipment to larger companies nationwide. In March 2004, TCF Equipment Finance acquired VGM Financial Services (“VGM”), a company specializing in home medical equipment financing.

TCF funds most of its leases internally, and consequently retains the credit risk on such leases. TCF also may arrange financing of certain leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates. At December 31, 2005, $55.2 million, or 4.7%, of TCF’s lease portfolio, including operating leases, was discounted on a non-recourse basis with other financial institutions.

TCF’s leasing and equipment finance businesses also invest in limited partnerships that are formed to invest in qualified affordable housing projects. Leasing and equipment finance had $43.7 million and $46.7 million invested in affordable housing limited partnerships at December 31, 2005 and 2004, respectively. For more information on investments in affordable housing limited partnerships, see Note 1 of the Notes to Consolidated Financial Statements.

Residential Mortgage Lending In 2004, TCF restructured its mortgage banking business by ceasing wholesale originations and downsizing and integrating its retail origination function with TCF’s consumer lending business. TCF’s mortgage banking subsidiary no longer originates new loans. TCF continues to service a remaining portfolio of mortgage loans for third-party investors. At December 31, 2005, 2004 and 2003, TCF serviced residential mortgage loans for others totaling $3.4 billion, $4.5 billion and $5.1 billion, respectively. In January 2006, TCF entered into an agreement to sell its third-party mortgage servicing rights for an amount in excess of carrying value.

Investment Activities

TCF Bank has authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers’ acceptances and federal funds. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the returns on loans and leases. TCF Bank must also meet reserve requirements of the Federal Reserve Board (“FRB”), which are imposed based on amounts on deposit in various deposit categories.

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

TCF’s marketing strategy emphasizes attracting core deposits held in checking, savings, money market and certificate of deposit accounts. These accounts are a source of low-interest cost funds and provide significant fee income. The composition of TCF’s deposits has a significant impact on the overall cost of funds. At December 31, 2005, interest-bearing deposits comprised 73% of total deposits, as compared with 70% at December 31, 2004.

Information concerning TCF’s deposits is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Deposits” and in Note 10 of Notes to Consolidated Financial Statements.

Borrowings Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or net deposit outflows, or to support expanded lending activities. These borrowings include Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, subordinated bank notes and other borrowings.

TCF Bank, as a member of the FHLB system, is required to own a minimum level of FHLB stock and is authorized to apply for advances on the security of such stock, mortgage-backed securities, loans secured by real estate and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. TCF’s FHLB advances totaled $1.1 billion at December 31, 2005, compared with $1.6 billion at December 31, 2004. FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rates and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. Acceptable uses prescribed by the FHLB include meeting short-term liquidity needs. In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB’s assessment of the institution’s creditworthiness.

As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities under repurchase agreements with major investment banks or the FHLB utilizing government securities or mortgage-backed securities as collateral. Repurchase agreements totaled $1.4 billion at December 31, 2005, compared with $1.2 billion at December 31, 2004. Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected and TCF enters into repurchase agreements only with institutions with a satisfactory credit history.

During 2005, TCF Bank issued $50 million of subordinated notes due in 2015. During 2004, TCF Bank issued $75 million of subordinated notes due in 2014. In February 2006, TCF Bank issued $75 million of subordinated notes due in 2016. These notes qualify as Tier 2 or supplemental capital for regulatory purposes, subject to certain limitations.

Information concerning TCF’s FHLB advances, repurchase agreements, subordinated notes and other borrowings is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Borrowings” and in Notes 11 and 12 of Notes to Consolidated Financial Statements.

Other Information

Activities of Subsidiaries of TCF Financial Corporation TCF’s business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF’s consolidated financial statements. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings. TCF’s only direct subsidiary is TCF Bank. Subsidiaries of TCF Bank are principally engaged in the following activities.

Leasing and Equipment Finance See “Item 1. Business-Lending Activities” for information on TCF’s leasing and equipment finance businesses.

Insurance and Investment Services TCF Financial Insurance Agency, Inc. is an insurance agency engaging in the sale of fixed-rate, single premium tax-deferred annuities and life insurance products. TCF Investments, Inc. engages in the sale of non-proprietary mutual fund products; in the sale of variable-rate, single premium tax-deferred annuities; and online and broker-assisted securities sales activity.

Mortgage Servicing TCF Mortgage Corporation services a portfolio of residential mortgage loans for third-party investors.

Real Estate Investment Trust TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets. These companies are consolidated with TCF Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation. TCF’s FOC operates under laws in certain states (including Minnesota and Illinois) that allow deductions for income derived from FOCs.

Competition TCF competes with a number of depository institutions and financial service providers in its market areas, and experiences significant competition in attracting and retaining deposits and in lending funds. Direct competition for deposits comes primarily from other commercial banks, investment banks, credit unions and savings institutions. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. TCF competes for the origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other leasing and equipment finance companies and commercial banks in the financing of high-technology and other equipment. Expanded use of the internet has increased potential competition affecting TCF and its loan, lease and deposit products.

Employees As of December 31, 2005, TCF had 8,572 employees, including 2,835 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are provided on a contributory basis, including comprehensive medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

Regulation

The banking industry is generally subject to extensive regulatory oversight. TCF Financial, as a publicly held financial holding company, and TCF Bank, as a national bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. TCF Financial’s primary regulator is the FRB and TCF Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”).

Regulatory Capital Requirements TCF Financial and TCF Bank are subject to regulatory capital requirements of the FRB and the OCC, respectively. These requirements are described below. In addition, these regulatory agencies are required by law to take prompt action when institutions do not meet certain minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines five levels of capital condition, the highest of which is “well-capitalized.” It requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or activity restrictions. Undercapitalized banks must also develop a capital restoration plan and the parent financial holding company is required to guarantee compliance with the plan. TCF Financial and TCF Bank are “well-capitalized” under the FDICIA capital standards.

The FRB and the OCC also have adopted rules that could permit them to quantify and account for interest-rate risk exposure and market risk from trading activity and reflect these risks in higher capital requirements. New legislation, additional rulemaking, or changes in regulatory policies may affect future regulatory capital requirements applicable to TCF Financial and TCF Bank. The ability of TCF Financial and TCF Bank to comply with regulatory capital requirements may be adversely affected by legislative changes or future rulemaking or policies of their regulatory authorities or by unanticipated losses or lower levels of earnings.

Restrictions on Distributions Dividends or other capital distributions from TCF Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial’s borrowings, or for its other cash needs. TCF Bank’s ability to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net profits during a year combined with its retained net profits for the preceding two years without prior approval of the OCC. TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions may also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher than existing minimum capital requirements. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. In addition, income tax considerations may limit the ability of TCF Bank to make dividend payments in excess of its current and accumulated tax “earnings and profits” (“E&P”). Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Liquidity Management” and Note 14 of Notes to Consolidated Financial Statements.

Regulation of TCF Financial and Affiliates and Insider Transactions TCF Financial is subject to FRB regulations, examinations and reporting requirements relating to bank or financial holding companies. As a subsidiary of a financial holding company, TCF Bank is subject to certain restrictions in its dealings with TCF Financial and with companies affiliated with TCF Financial.

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

Restrictions on Change in Control Federal and state laws and regulations contain a number of provisions which impose restrictions on changes in control of financial institutions such as TCF Bank, and which require regulatory approval prior to any such changes in control. The Restated Certificate of Incorporation of TCF Financial and a Shareholder Rights Plan adopted by TCF Financial contain, among other items, features which may inhibit a change in control of TCF Financial.

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

Insurance of Accounts; Depositor Preference The deposits of TCF Bank are insured by the FDIC up to $100,000 per insured depositor. Substantially all of TCF’s deposits are Savings Association Insurance Fund (“SAIF”) insured, but TCF also has deposits insured by the Bank Insurance Fund (“BIF”). The FDIC establishes deposit insurance rates to maintain a mandated designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits). The reserve ratio calculated by the FDIC that was in effect at December 31, 2005 was 1.26% for BIF and 1.32% for SAIF. The FDIC has established a risk-based deposit insurance assessment under which deposit insurance assessments are based upon an institution’s capital strength and supervisory condition, as determined by the institution’s primary regulator. The annual insurance premiums on bank deposits insured by the BIF and SAIF may vary between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. Annual insurance premiums have not been required for TCF for 2005, 2004, and 2003. If the designated reserve ratio falls below the ratio set by the FDIC, the FDIC may be required to increase deposit insurance rates sufficient to maintain the designated level. An increase in deposit insurance rates could have a material adverse effect on TCF, depending on the amount and duration of the increase.

In addition to risk-based deposit insurance assessments, assessments may be imposed on deposits insured by either the BIF or the SAIF to pay for the cost of Financing Corporation (“FICO”) funding. FICO assessment rates for 2005 ranged from $.0134 to $.0144 per $100 of deposits annually for both BIF-assessable and SAIF-assessable deposits. FICO assessments of $1.1 million, $1.1 million and $1.2 million were paid by TCF Bank and recorded in other expense for 2005, 2004 and 2003, respectively.

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

In February 2006, the President signed legislation reforming the bank deposit insurance system. This reform merges the BIF and SAIF, increases the deposit insurance coverage limits for retirement accounts and indexes future coverage limitations, among other changes. Most significantly, the legislation could allow the FDIC to raise or lower the designated reserve ratio between 1.15% and 1.50%. It also allows for a one-time credit to be used against premiums due, awards dividends when the designated reserve ratio goes above 1.35%, and requires certain changes in the calculation methodology. It is too early to predict the ultimate impact of the legislation until regulations are issued, but it could result in the imposition of additional deposit insurance premium costs for TCF.

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

The Community Reinvestment Act (“CRA”) and fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice (“DOJ”) and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

Other Laws and Regulations TCF is subject to a wide array of other laws and regulations, including, but not limited to, usury laws, the CRA and related regulations, the Equal Credit Opportunity Act and Regulation B, Regulation D reserve requirements, Electronic Funds Transfer Act and Regulation E, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X, the Expedited Funds Availability Act and Regulation CC, and the Truth-in-Savings Act and Regulation DD. TCF is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans.

Taxation

Federal Taxation The 3-year statute of limitations on TCF’s consolidated Federal income tax return is closed through 2001, with the exception of certain filed refund claims.

State Taxation TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions. TCF’s primary banking activities are in the states of Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. The tax rates in those jurisdictions are 9.8%, 7.3%, 1.9%, 7.9%, 4.6% and 8.5%, respectively. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction. See “Risk Factors.”

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Income Taxes” and Notes 1 and 13 of Notes to Consolidated Financial Statements for additional information regarding TCF’s income taxes.

Available Information

TCF’s website, www.tcfexpress.com, includes free access to Company news releases, investor presentations, conference calls to discuss quarterly financial results, TCF’s Annual Report and periodic filings required by the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports.

TCF’s Compensation/Nominating/Corporate Governance Committee and Audit Committee charters, Corporate Governance Guidelines, Codes of Ethics and changes to Codes of Ethics are also available on this website. Shareholders may request these documents in print by contacting the Corporate Secretary at TCF Financial Corporation, 200 Lake Street East, Mail Code EX0-03-A, Wayzata, MN 55391-1693.

Item 1A. Risk Factors

Enterprise Risk Management

In the normal course of business, TCF is exposed to various risks. Management balances the Company’s strategic goals, including revenue and profitability objectives, with their associated risks.

In defining the Company’s risk profile, management organizes risks into three main categories: Credit Risk, Market Risk (which includes interest-rate risk, liquidity risk, and price risk) and Operational Risk (which includes transaction risk and compliance risk). Policies, systems and procedures have been adopted to identify, assess, control, monitor, and manage risk in each of these areas.

Primary responsibility for risk management lies with the heads of various business lines within the Company. Each business line within the Company maintains policies, systems and procedures to identify, assess, control, monitor, and manage risk within their respective areas. Management continually reviews the adequacy and effectiveness of these policies, systems and procedures.

As an integral part of the risk management process, management has established various committees consisting of senior executives and others within the Company. These committees closely monitor risks and ensure that adequate risk management practices exist within their respective areas of authority. Some of the principal committees include the Credit Policy Committee, Asset/Liability Management Committee (“ALCO”), Investment Committee, Capital Planning Committee and various financial reporting and compliance-related committees. Overlapping membership of these committees by senior executives and others provides a unified view of risk on an enterprise-wide basis.

To provide an enterprise-wide view of the Company’s risk profile, an enterprise risk management governance process has been established. This includes appointment of an Enterprise Risk Management Officer, who oversees the process and reports on the Company’s risk profile. Additionally, risk officers are assigned to each significant line of business and corporate function. The risk officers, while reporting directly to their respective line or function, help facilitate implementation of the enterprise risk management and governance process. An Enterprise Risk Management Committee has been established consisting of senior executives and others within the Company, which oversees and supports the Enterprise Risk Management Officer.

The enterprise risk management governance process includes a process for providing an enterprise-wide view of the identification, assessment, measurement, monitoring, and reporting of significant risk-related events. The Board of Directors, through its Audit Committee, has overall responsibility for oversight of the Company’s enterprise risk management governance process.

Credit Risk Management Credit risk is defined as the risk to earnings or capital of an obligor’s failure to meet the terms of any contract with the Company or otherwise fails to perform as agreed. This includes failure of customers to meet their contractual obligations, and contingent exposures from unfunded loan commitments and letters of credit. Credit risk also includes failure of a counterparty to settle a securities transaction on agreed-upon terms (such as the counterparty in a repurchase transaction), or failure of an issuer in connection with mortgage-backed securities held in the Company’s investment portfolio.

To manage credit risk arising from lending and leasing activities, management has adopted and maintains what it believes are sound underwriting policies and procedures, and periodically reviews the appropriateness of these policies and procedures. Customers are evaluated as part of the initial underwriting processes and through periodic reviews. For consumer loans and small business banking loans, credit scoring models are used to determine eligibility for credit and terms of credit. These models are periodically reviewed to verify they are predictive of borrower performance. Limits are established on the exposure to a single customer (including their affiliates) and on concentrations for certain categories of customers. Loan and lease credit approval levels are established so that larger credit exposures receive managerial review at the appropriate level through various credit approval committees.

Management continuously monitors asset quality in order to manage the Company’s credit risk and determine the appropriateness of valuation allowances. This includes, in the case of commercial loans and leases, a risk rating methodology under which a rating (1 through 9) is assigned to every loan and lease. The rating reflects management’s assessment of the level of the customer’s financial stress which may impact repayment. Asset quality is monitored separately based on the type or category of loan or lease. This allows management to better define the Company’s loan and lease portfolio risk profile. Management also uses various risk models – called stress tests – to estimate probable impact on payment performance under various expected or unexpected scenarios.

Market Risk Management (Including Interest-Rate Risk, Liquidity Risk, and Price Risk) Market risk is defined as the potential for losses arising from changes in interest rates, equity prices, and other relevant market rates or prices, and includes interest-rate risk, liquidity risk and price risk. Interest-rate risk and associated liquidity risk are the Company’s primary market risks.

Interest-Rate Risk Interest-rate risk is defined as the exposure of net interest income and fair value of financial instruments to adverse movements in interest rates. Interest-rate risk arises mainly from the structure of the balance sheet. The primary goal of interest-rate risk management is to control exposure to interest-rate risk within acceptable tolerances established by ALCO and the Board of Directors.

The major sources of the Company’s interest-rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in relationships between rate indices (basis risk) and changes in the shape of the yield curve. Management measures these risks and their impact in various ways, including use of simulation analysis and valuation analysis.

Simulation analysis is used to model net interest income from asset and liability positions over a specified time period (generally one year), and the sensitivity of net interest income, under various interest rate scenarios. The interest rate scenarios may include gradual or rapid changes in interest rates, rate shocks, spread narrowing and widening, yield curve twists, and changes in assumptions about customer behavior in various interest rate scenarios. The simulation analysis is based on various key assumptions which relate to the behavior of interest rates and spreads, changes in product balances, the repricing characteristics of products, and the behavior of loan and deposit customers in different rate environments. The simulation analysis does not necessarily take into account actions management may undertake in response to anticipated changes in interest rates.

In addition to the valuation analysis, management utilizes an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities repricing within a given period). While the interest rate gap measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption (large changes may occur related to those items), the interest rate gap represents the net asset or liability sensitivity at a point in time. An interest rate gap measure could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition or a rise or decline in interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further information about TCF’s interest-rate risk, gap analysis and simulation analysis.

Management also uses valuation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period (12 months), valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. Valuation analysis addresses only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, valuation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. It also does not necessarily take into account actions management may undertake in response to anticipated changes in interest rates.

ALCO meets regularly and is responsible for reviewing the Company’s interest rate sensitivity position and establishing policies to monitor and limit exposure to interest-rate risk.

Liquidity Risk Liquidity risk is defined as the risk to earnings or capital arising from the Company’s inability to meet its obligations when they come due without incurring unacceptable losses. The primary goal of liquidity risk management is to ensure that the Company’s entire funding needs are met promptly, in a cost-efficient and reliable manner.

ALCO and the Board of Directors have adopted a Liquidity Management Policy to direct management of the Company’s liquidity risk. Under the Liquidity Management Policy, the Treasurer reviews current and forecasted funding needs for the Company on a daily basis, and periodically reviews market conditions for issuing debt securities to wholesale investors. Key liquidity ratios and the amount available from alternative funding sources are reported to ALCO on a monthly basis.

The Treasurer maintains diverse and reliable sources of funding. This includes federal funds lines totaling at least $500 million, repurchase agreement lines totaling at least 150% of the amount of the Company’s financeable collateral (defined as any piece or pool of collateral that is greater than $5 million in current par), access to Federal Home Loan Bank (“FHLB”) advances and the Federal Reserve Bank discount window, “treasury, tax and loan notes,” commercial repurchase sweeps, and wholesale deposits.

The Treasurer ensures that liability maturities are staggered to limit forecasted daily funding needs. The daily funding guideline is $500 million, which may be met with a mix of approved borrowing types. Cash flow variances may cause minor day-to-day excesses over this guideline. A contingency funding plan is in place should certain liquidity triggers occur.

Other Market Risks Other sources of market risk include the Company’s investment in mortgage servicing rights and FHLB stock. Mortgage servicing rights are the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of the mortgage servicing rights asset is dependent on the assumed prepayment speed of the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage serving portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the mortgage servicing rights to impairment risk. The Company does not specifically hedge the mortgage servicing rights asset for the potential impairment risk.

Operational Risk Management Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, and systems, or external events. This definition includes transaction risk, which includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Transaction risk encompasses product development and delivery, transaction processing, information technology systems, and the internal control environment. The definition of operational risk also includes compliance risk, which is the risk of loss from violations of, or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards.

The Company’s Internal Audit Department periodically assesses the adequacy and effectiveness of the Company’s processes for controlling and managing risks in all the core areas of operations. This includes determining whether internal controls and information systems are properly designed and adequately tested and reviewed. This also includes determining whether the system of internal controls over financial reporting is appropriate for the type and level of risks posed by the nature and scope of the company’s activities. Audit plans are prepared using a risk-based methodology as well as any concerns identified by management, the Audit Committee, regulators or the Company’s independent registered public accounting firm. Significant issues related to the adequacy of controls, together with recommendations for improvements to those controls, are reported to management and the Audit Committee.

The Company’s Compliance Department periodically assesses the adequacy and effectiveness of the Company’s processes for controlling and managing its principal compliance risks. Audit plans are prepared using a risk-based methodology as well as any concerns identified by management, the Audit Committee, or regulators. Significant issues related to the adequacy of controls, together with recommendations for improvements to those controls, are reported to management and the Audit Committee.

Other Risks

Customer Behavior Changes in customers’ behavior regarding use of checking accounts could result in lower fee revenue, higher borrowing costs, and higher operational costs for TCF. TCF obtains a large portion of its revenue from checking accounts and depends on low-cost checking accounts as a significant source of funds. In addition, competition from other financial institutions could result in higher numbers of closed accounts and increased account acquisition costs. TCF actively monitors customer behavior and adjusts policies and marketing efforts accordingly to attract new and retain existing checking account customers.

New Branch Expansion Opening new branches is an integral part of TCF’s growth strategy for generating new customers, deposit accounts and loans and the related revenue. The success of TCF’s branch expansion is dependent on the continued success of branch banking in attracting new customers and business. Many other financial institutions are also opening new branches, and the competition from them and other retailers for new branch sites is significant. Also, in certain of our specific target markets there is no suitable space currently available for our new branch expansion. We are patient and opportunistic for new branch sites in these target markets.

Opening new branches is a long-term investment strategy whereby a new branch produces net losses during the first 20-24 months of operations before it becomes profitable. Achieving expected returns from new branch expansion is dependent on the continued growth in business over many years.

Supermarket Branches The success of TCF’s supermarket branch expansion is dependent on the continued long-term success and viability of TCF’s supermarket partners. At December 31, 2005, TCF had 254 supermarket branches, representing 56% of all retail branches. Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth in both deposits and lending products. The success of TCF’s supermarket branches is dependent on the continued success and viability of TCF’s supermarket partners and TCF’s ability to maintain licenses or lease agreements for its supermarket locations. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner. Also, an economic slowdown, financial or labor difficulties in the supermarket industry may reduce activity in TCF’s supermarket branches. One of TCF’s supermarket partners, Albertson’s, has recently announced pending transactions involving the sale of its Jewel supermarkets and other properties. Based on initial published reports, TCF does not believe these transactions will have a significant adverse impact on its operations.

Card Revenue Future card revenues may be impacted by class action litigation against Visa U.S.A. Inc. (“Visa”) and MasterCard®. Visa is a defendant in many other legal actions, including litigation recently brought by merchants and merchant organizations against Visa concerning its card interchange fees challenging the level of interchange fees and prohibitions on merchants imposing surcharges on customers using cards to purchase goods and services. The ultimate impact of any such litigation cannot be predicted at this time.

Merchants are also seeking to develop independent card products or payment systems that would serve as alternatives to TCF Visa card products. The continued success of TCF’s various card programs is dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

Declines in Home Values Declines in home values in TCF’s markets could adversely impact results from operations. Like all banks, TCF is subject to the effects of any economic downturn, and in particular, a significant decline in home values in TCF’s markets could have a negative effect on results of operations. At December 31, 2005, TCF had $5.1 billion of consumer home equity loans with a weighted-average loan-to-value ratio for the portfolio of 73%. In addition, at December 31, 2005, TCF had $770.4 million in residential real estate loans with a weighted-average loan-to-value ratio of 51%. A significant decline in home values would likely lead to a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

Leasing and Equipment Finance Activities TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases, resulting in a decline in the amount of new equipment being placed in service as well as the decline in equipment values for equipment previously placed in service. TCF, like all owners and lessors of commercial equipment, may be exposed to liability claims resulting from injuries or accidents involving that equipment. Such liability has been most acute in states that have adopted laws imposing statutory vicarious liability on leasing companies for any injuries or property damage caused by motor vehicles they owned and leased. In 2005, a federal statute was enacted that significantly reduced a leasing company’s exposure to that risk. TCF seeks to mitigate its overall exposure to lessor’s liability risk by requiring all lessees to furnish evidence of liability insurance prior to lease inception and to maintain that insurance throughout the term of the lease, and through its own insurance programs.

Income Taxes TCF is subject to federal and state income tax regulations. Income tax regulations are often complex and require interpretation. Changes in income tax regulations could negatively impact TCF’s results of operations. If TCF’s REIT affiliate fails to qualify as a REIT, or should states enact legislation taxing these or related entities, TCF will be subject to a higher consolidated effective tax rate. The REIT and related companies must meet specific provisions of the Internal Revenue Code (“IRC”) and state tax laws. If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense could increase. Use of these companies is and has been the subject of federal and state audits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Income Taxes” for additional information.

Rules and Regulations New or revised tax, accounting, and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations, and financial condition. The financial services industry is extensively regulated. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit a financial company’s shareholders. These laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in “Regulation.” These regulations, along with the currently existing tax and accounting laws, regulations, rules, and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. Current events that may not have a direct impact on TCF, such as accounting improprieties, may result in the adoption of substantive revisions to laws, regulations, rules, and standards. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on TCF’s business, results of operations, and financial condition, the effect of which is impossible to predict at this time.

USA Patriot and Bank Secrecy Acts The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of

Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. TCF has developed policies and procedures designed to ensure compliance.

Disruption to Infrastructure The extended disruption of vital infrastructure could negatively impact TCF’s business, results of operations, and financial condition. TCF’s operations depend upon, among other things, its technological and physical infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of TCF’s control, could have a material adverse impact either on the financial services industry as a whole, or on TCF’s business, results of operations, and financial condition.

Estimates and Assumptions TCF’s consolidated financial statements conform with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. For further information relating to critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Critical Accounting Estimates.”

Item 1B. Unresolved SEC Staff Comments

None.

Item 2. Properties

Offices At December 31, 2005, TCF owned the buildings and land for 139 of its bank branch offices, owned the buildings but leased the land for 14 of its bank branch offices and leased or licensed the remaining 300 bank branch offices, all of which are well maintained. The properties related to the bank branch offices owned by TCF had a depreciated cost of approximately $198.6 million at December 31, 2005. At December 31, 2005, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $25.9 million. In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $35.7 million at December 31, 2005. For more information on premises and equipment, see Note 7 of Notes to Consolidated Financial Statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TCF’s common stock trades on the New York Stock Exchange under the symbol “TCB.” The following table sets forth the high and low prices and dividends declared for TCF’s common stock. The stock prices represent the high and low sale prices for the common stock on the New York Stock Exchange Composite Tape, as reported by Bloomberg.

			Dividends
	High	Low	Declared
2005
First Quarter	$32.03	$26.42	$.2125
Second Quarter	28.56	24.55	.2125
Third Quarter	28.82	25.81	.2125
Fourth Quarter	28.78	25.02	.2125
2004
First Quarter	$26.37	$23.92	$.1875
Second Quarter	29.03	24.35	.1875
Third Quarter	32.62	28.01	.1875
Fourth Quarter	32.36	29.46	.1875

As of January 31, 2006, there were approximately 9,571 record holders of TCF’s common stock.

The Board of Directors of TCF Financial has not adopted a formal dividend policy. The Board of Directors intends to continue its present practice of paying quarterly cash dividends on TCF’s common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF’s earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net profits for that year combined with its retained net profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of the indirect subsidiaries of TCF Financial may limit the ability of TCF Financial to pay dividends in the future to holders of its common stock. See “Regulation – Regulatory Capital Requirements,” “Regulation – Restrictions on Distributions” and Note 15 of Notes to Consolidated Financial Statements.

For the quarter ended December 31, 2005, there was no share repurchase activity, as summarized in the following table:

			Share
	Shares		Repurchase
	Repurchased		Authorizations(1)
		Average Price	July 21,	May 21,
(Dollars in thousands)	Number	Per Share	2003	2005
Balance, September 30, 2005			2,820	6,725,487
October 1-31, 2005	—	$—	—	—
November 1-30, 2005	—	—	—	—
December 1-31, 2005	—	—	—	—
Balance, December 31, 2005	—	$—	2,820	6,725,487

(1) The current share repurchase authorizations were approved by the Board of Directors on July 21, 2003 and May 21, 2005. Each authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 7.1 million shares and 6.7 million shares, respectively. These authorizations do not have expiration dates.

Item 6. Selected Financial Data

The selected five-year financial summary presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Five-Year Financial Summary

Consolidated Income:

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per-share data)	2005	2004	2003	2002	2001	2005/2004	2005/2000
Total revenue	$996,020	$982,102	$900,424	$918,987	$852,708	1.4%	5.2%
Net interest income	$517,690	$491,891	$481,145	$499,225	$481,222	5.2	3.4
Provision for credit losses	5,022	10,947	12,532	22,006	20,878	(54.1)	(19.4)
Fees and other revenue	467,659	467,611	430,792	408,226	370,623	—	6.8
Other non-interest income	10,671	22,600	(11,513)	11,536	863	(52.8)	N.M.
Non-interest expense	610,588	586,679	560,109	539,288	501,996	4.1	6.0
Income before income tax expense	380,410	384,476	327,783	357,693	329,834	(1.1)	4.7
Income tax expense	115,278	129,483	111,905	124,762	122,512	(11.0)	(.2)
Net income	$265,132	$254,993	$215,878	$232,931	$207,322	4.0	7.3
Per common share:
Basic earnings	$2.00	$1.87	$1.53	$1.58	$1.37	7.0	11.1
Diluted earnings	$2.00	$1.86	$1.53	$1.58	$1.35	7.5	11.3
Dividends declared	$.85	$.75	$.65	$.575	$.50	13.3	15.6

Consolidated Financial Condition:

						Compound Annual
	At December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001	2005/2004	2005/2000
Securities available for sale	$1,648,615	$1,619,941	$1,533,288	$2,426,794	$1,584,661	1.8%	3.3%
Residential real estate loans	770,441	1,014,166	1,212,643	1,800,344	2,733,290	(24.0)	(26.8)
Subtotal	2,419,056	2,634,107	2,745,931	4,227,138	4,317,951	(8.2)	(13.8)
Loans and leases excluding residential real estate loans	9,424,111	8,372,491	7,135,135	6,320,784	5,510,912	12.6	14.1
Total assets	13,365,360	12,340,567	11,319,015	12,202,069	11,358,715	8.3	3.6

Checking, savings and money market deposits	7,195,074	6,493,545	5,999,626	5,791,233	4,778,714	10.8	12.0
Certificates of deposit	1,915,620	1,468,650	1,612,123	1,918,755	2,320,244	30.4	(7.3)
Total deposits	9,110,694	7,962,195	7,611,749	7,709,988	7,098,958	14.4	5.7
Borrowings	2,983,136	3,104,603	2,414,825	3,110,295	3,023,025	(3.9)	(1.3)
Stockholders’ equity	998,472	958,418	920,858	977,020	917,033	4.2	1.9
Book value per common share	7.46	6.99	6.53	6.61	5.96	6.7	5.6

Key Ratios and Other Data:

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
Return on average assets	2.08%	2.15%	1.85%	2.01%	1.79%
Return on average equity	28.03	27.02	23.05	25.38	23.06
Average total equity to average assets	7.43	7.94	8.03	7.91	7.78
Net interest margin(1)	4.46	4.54	4.54	4.71	4.51
Net charge-offs as a percentage of average loans and leases	.25	.11	.16	.25	.15
Common dividend payout ratio	42.50%	40.32%	42.48%	36.39%	37.04%
Number of:
Banking locations	453	430	401	395	375
Checking accounts (in thousands)	1,603	1,535	1,444	1,338	1,249

N.M. Not Meaningful.

(1) Net interest income divided by average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the consolidated financial condition and results of operations of TCF Financial Corporation (“TCF” or the “Company”) should be read in conjunction with the consolidated financial statements in Item 8 and selected financial data in Item 6.

Overview

TCF is a Delaware national financial holding company based in Wayzata, Minnesota. Its principal subsidiary, TCF Bank, is headquartered in Minnesota and had 453 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana at December 31, 2005.

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

TCF’s core businesses include retail banking; commercial banking; small business banking; consumer lending; leasing and equipment finance; and investments, securities brokerage and insurance services. The retail banking business includes traditional and supermarket branches, campus banking, Express Teller ATMs and Visa U.S.A. Inc. (“Visa”) cards.

TCF emphasizes the checking account as its anchor account, which provides opportunities to cross-sell other convenience products and services and generate additional fee income. The continued growth of checking accounts is a significant part of TCF’s growth strategy. Total checking accounts were 1,603,173 at December 31, 2005, and increased 68,021 accounts from December 31, 2004. The number of ATMs that are free to TCF customers increased from 1,141 at December 31, 2004, to 1,735 at December 31, 2005. The increase was primarily the result of an ATM branding agreement with 7-Eleven®, Inc., which added 583 TCF branded ATMs during the third quarter of 2005, that are owned and operated by 7-Eleven, Inc.

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

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. Commercial loans are generally made on local properties or to local customers. TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc. (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets, and Winthrop Resources Corporation (“Winthrop”), a leasing company that primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses operate in all 50 states and source equipment installations domestically and, to a limited extent, in foreign countries.

As a primarily secured lender, TCF emphasizes credit quality over asset growth. As a result, TCF’s credit losses are generally lower than those experienced by other banks. The allowance for loan and lease losses, while generally lower as a percent of loans and leases than the average in the banking industry, reflects the lower historical charge-offs and management’s expectation of the risk of loss inherent in the loan and lease portfolio. See “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Net interest income, the difference between interest income earned on loans and leases and on investments, and interest expense paid on deposits and short-term and long-term borrowings, represented 52% of TCF’s total revenue in 2005. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

During 2005, TCF’s net interest margin declined from 4.54% for 2004 to 4.46% for 2005. This decline was primarily due to growth in deposits with higher interest rates and increased fixed-rate loans with lower yields than variable-rate loans as a result of the flattening yield curve and changing customer preferences. See “Quantitative and Qualitative Disclosures About Market Risk” for further discussion on TCF’s interest-rate risk position.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. A key driver of non-interest income is checking accounts and their related activities. Increasing fee and service charge revenues has been challenging during 2005 as a result of slower growth in checking accounts and changing customer behaviors. Fee revenue per retail checking account was $217 for 2005, down from $232 in 2004. TCF is focusing on checking account growth to increase future fee revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Non-Interest Income” for additional information.

The Company’s Visa debit card program has grown significantly since its inception in 1996. TCF is one of the largest issuers of Visa Classic debit cards in the United States. TCF earns interchange revenue from customer debit card transactions.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for 2005, 2004 and 2003 and on information about TCF’s balance sheet, credit quality, liquidity and funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of $2.00 for 2005, compared with $1.86 for 2004 and $1.53 for 2003. Net income was $265.1 million for 2005, compared with $255 million for 2004 and $215.9 million for 2003. Return on average assets was 2.08% in 2005, compared with 2.15% in 2004 and 1.85% in 2003. Return on average common equity was 28.03% in 2005, compared with 27.02% in 2004 and 23.05% in 2003. During 2003, TCF prepaid $954 million of high-cost FHLB borrowings, incurring early termination fees of $44.3 million ($29.2 million after-tax) which reduced diluted earnings per share by 21 cents. There were no debt terminations in 2005 or 2004. The effective income tax rate for 2005 was 30.30%, compared with 33.68% in 2004 and 34.14% in 2003.

Operating Segment Results BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $229.9 million for 2005, up 4.6% from $219.9 million in 2004. Banking net interest income for 2005 was $455.5 million, up 6.6% from $427.5 million for 2004. The provision for credit losses totaled $1 million in 2005, down from $4.1 million in 2004. The provision for credit losses for 2005 reflects improved credit quality, primarily in the consumer and commercial portfolios, including a $3.3 million commercial business loan recovery in the first quarter of 2005. Non-interest income totaled $425.1 million, compared with $426.6 million in 2004. Card revenues, primarily interchange fees, increased 25.7% in 2005, which was primarily attributable to a 19.8% increase in sales volume compared with 2004. Fees and service charges were $258.7 million for 2005, down 4.6% from $271.2 million in 2004, as a result of changing customer behaviors. During 2005, TCF sold several buildings and one branch including its deposits resulting in total gains of $13.6 million. There were no branch sales in 2004 or 2003. During 2005, TCF sold mortgage-backed securities and realized gains of $10.7 million, compared with gains of $22.6 million for 2004 and $32.8 million for 2003. See “Consolidated Income Statement Analysis – Non-Interest Income” for further discussion on the sales of mortgage-backed securities.

Banking non-interest expense totaled $553.2 million, up 7.1% from $516.4 million in 2004. The increases were primarily due to compensation and benefits and occupancy costs associated with new branch expansion, increases in card processing and issuance expenses related to the overall increase in card volumes, and increases in net real estate expense as a result of net recoveries on sales of foreclosed properties in 2004, partially offset by a decrease in deposit account losses.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop, provides a broad range of comprehensive lease and equipment finance products. Leasing and Equipment Finance reported net income of $33.4 million for 2005, down 6.9% from $35.9 million in 2004. Net interest income for 2005 was $57 million, up 2.4% from $55.7 million in 2004. The provision for credit losses for this operating segment totaled $4 million in 2005, down from $6.8 million in 2004. Delta Airlines, Inc., (“Delta”), declared bankruptcy on September 14, 2005, and TCF charged off its $18.8 million investment in the related leveraged lease through a reduction in the allowance for loan and lease losses. The decrease in the provision for credit losses from 2004 was primarily related to improved credit quality of the portfolio excluding leveraged leases. Non-interest income totaled $47.5 million in 2005, down $3.2 million from $50.7 million in 2004. The decrease in leasing and equipment finance revenues for 2005, compared with 2004, was primarily due to lower sales-type lease revenues, partially offset by higher operating lease revenues and other transaction fees. Leasing and equipment finance revenues may fluctuate from period to period based on customer-driven factors not entirely within the control of TCF. Non-interest expense totaled $48.6 million in 2005, up $4.9 million from $43.7 million in 2004, primarily related to an increase in operating lease depreciation expense.

Consolidated Income Statement Analysis

Net Interest Income Net interest income, which is the difference between interest earned on loans and leases, securities available for sale, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 52% of TCF’s revenue in 2005. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

The following tables present TCF’s average balance sheets, interest and dividends earned or paid, and the related yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities:

	Year Ended			Year Ended
	December 31, 2005			December 31, 2004			Change
									Average
			Average			Average			Yields
			Yields			Yields			and
	Average		and	Average		and	Average		Rates
(Dollars in thousands)	Balance	Interest(1)	Rates	Balance	Interest(1)	Rates	Balance	Interest(1)	(bps)
Assets:
Investments	$95,349	$3,450	3.62%	$124,833	3,455	2.77%	$(29,484)	$(5)	85
Securities available for sale (2)	1,569,808	81,479	5.19	1,536,673	80,643	5.25	33,135	836	(6)
Loans held for sale	214,588	10,921	5.09	331,529	11,533	3.48	(116,941)	(612)	161
Loans and leases:
Consumer home equity:
Fixed- and adjustable-rate	2,304,340	154,241	6.69	1,509,055	104,494	6.92	795,285	49,747	(23)
Variable-rate	2,450,634	171,133	6.98	2,457,342	137,735	5.61	(6,708)	33,398	137
Consumer – other	34,763	3,213	9.24	39,161	3,210	8.20	(4,398)	3	104
Total consumer home equity and other	4,789,737	328,587	6.86	4,005,558	245,439	6.13	784,179	83,148	73
Commercial real estate:
Fixed- and adjustable-rate	1,385,905	85,214	6.15	1,237,633	77,187	6.24	148,272	8,027	(9)
Variable-rate	826,934	49,561	5.99	771,310	33,259	4.31	55,624	16,302	168
Total commercial real estate	2,212,839	134,775	6.09	2,008,943	110,446	5.50	203,896	24,329	59
Commercial business:
Fixed- and adjustable-rate	85,390	4,959	5.81	85,382	4,754	5.57	8	205	24
Variable-rate	340,314	19,575	5.75	346,411	13,815	3.99	(6,097)	5,760	176
Total commercial business	425,704	24,534	5.76	431,793	18,569	4.30	(6,089)	5,965	146
Leasing and equipment finance (3)	1,423,264	97,596	6.86	1,285,925	89,364	6.95	137,339	8,232	(9)
Subtotal	8,851,544	585,492	6.61	7,732,219	463,818	6.00	1,119,325	121,674	61
Residential real estate	885,735	50,680	5.72	1,104,814	63,360	5.73	(219,079)	(12,680)	(1)
Total loans and leases (4)	9,737,279	636,172	6.53	8,837,033	527,178	5.97	900,246	108,994	56
Total interest-earning assets	11,617,024	732,022	6.30	10,830,068	622,809	5.75	786,956	109,213	55
Other assets	1,108,510			1,052,679			55,831
Total assets	$12,725,534			$11,882,747			$842,787
Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,548,027			$1,504,392			$43,635
Small business	585,860			508,162			77,698
Commercial and custodial	311,497			342,446			(30,949)
Total non-interest bearing deposits	2,445,384			2,355,000			90,384
Interest-bearing deposits:
Premier checking	641,672	15,910	2.48	198,651	2,892	1.46	443,021	13,018	102
Other checking	1,026,017	2,067.20		1,140,242	928.08		(114,225)	1,139	12
Subtotal	1,667,689	17,977	1.08	1,338,893	3,820.29		328,796	14,157	79
Premier savings	427,070	13,246	3.10	85,478	1,705	1.99	341,592	11,541	111
Other savings	1,558,423	9,419.60		1,738,374	5,785.33		(179,951)	3,634	27
Subtotal	1,985,493	22,665	1.14	1,823,852	7,490.41		161,641	15,175	73
Money market	640,576	7,640	1.19	763,925	2,992.39		(123,349)	4,648	80
Subtotal	4,293,758	48,282	1.12	3,926,670	14,302.36		367,088	33,980	76
Certificates of deposit	1,740,440	49,124	2.82	1,493,938	28,279	1.89	246,502	20,845	93
Total interest-bearing deposits	6,034,198	97,406	1.61	5,420,608	42,581.79		613,590	54,825	82
Total deposits	8,479,582	97,406	1.15	7,775,608	42,581.55		703,974	54,825	60
Borrowings:
Short-term borrowings	917,665	29,830	3.25	809,106	12,664	1.57	108,559	17,166	168
Long-term borrowings	2,038,561	87,096	4.27	1,984,069	75,673	3.81	54,492	11,423	46
Total borrowings	2,956,226	116,926	3.96	2,793,175	88,337	3.16	163,051	28,589	80
Total interest-bearing liabilities	8,990,424	214,332	2.38	8,213,783	130,918	1.59	776,641	83,414	79
Total deposits and borrowings	11,435,808	214,332	1.87	10,568,783	130,918	1.24	867,025	83,414	63
Other liabilities (5)	343,876			370,184			(26,308)
Total liabilities	11,779,684			10,938,967			840,717
Stockholders’ equity (5)	945,850			943,780			2,070
Total liabilities and stockholders’ equity	$12,725,534			$11,882,747			$842,787
Net interest income and margin		$517,690	4.46%		$491,891	4.54%		$25,799	(8)

bps = basis points.

(1)  Tax-exempt income was not significant and thus interest income and related yields have not been presented on a tax equivalent basis. Tax-exempt income of $954,000 and $638,000 was recognized during the years ended December 31, 2005 and 2004, respectively.

(2)  Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)  Substantially all leasing and equipment finance loans and leases have fixed rates.

(4)  Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)  Average balance is based upon month-end balances.

	Year Ended			Year Ended
	December 31, 2004			December 31, 2003			Change
									Average
			Average			Average			Yields
			Yields			Yields			and
	Average		and	Average		and	Average		Rates
(Dollars in thousands)	Balance	Interest(1)	Rates	Balance	Interest(1)	Rates	Balance	Interest(1)	(bps)
Assets:
Investments	$124,833	$3,455	2.77%	$101,455	$4,511	4.45%	$23,378	$(1,056)	(168)
Securities available for sale (2)	1,536,673	80,643	5.25	1,891,062	103,821	5.49	(354,389)	(23,178)	(24)
Loans held for sale	331,529	11,533	3.48	488,634	20,016	4.10	(157,105)	(8,483)	(62)
Loans and leases:
Consumer home equity:
Fixed- and adjustable-rate	1,509,055	104,494	6.92	1,289,144	99,031	7.68	219,911	5,463	(76)
Variable-rate	2,457,342	137,735	5.61	1,953,386	112,067	5.74	503,956	25,668	(13)
Consumer – other	39,161	3,210	8.20	45,510	3,873	8.51	(6,349)	(663)	(31)
Total consumer home equity and other	4,005,558	245,439	6.13	3,288,040	214,971	6.54	717,518	30,468	(41)
Commercial real estate:
Fixed- and adjustable-rate	1,237,633	77,187	6.24	1,149,937	78,686	6.84	87,696	(1,499)	(60)
Variable-rate	771,310	33,259	4.31	704,515	30,181	4.28	66,795	3,078	3
Total commercial real estate	2,008,943	110,446	5.50	1,854,452	108,867	5.87	154,491	1,579	(37)
Commercial business:
Fixed- and adjustable-rate	85,382	4,754	5.57	92,931	5,363	5.77	(7,549)	(609)	(20)
Variable-rate	346,411	13,815	3.99	352,703	13,657	3.87	(6,292)	158	12
Total commercial business	431,793	18,569	4.30	445,634	19,020	4.27	(13,841)	(451)	3
Leasing and equipment finance (3)	1,285,925	89,364	6.95	1,094,532	81,912	7.48	191,393	7,452	(53)
Subtotal	7,732,219	463,818	6.00	6,682,658	424,770	6.36	1,049,561	39,048	(36)
Residential real estate	1,104,814	63,360	5.73	1,440,688	88,401	6.14	(335,874)	(25,041)	(41)
Total loans and leases (4)	8,837,033	527,178	5.97	8,123,346	513,171	6.32	713,687	14,007	(35)
Total interest-earning assets	10,830,068	622,809	5.75	10,604,497	641,519	6.05	225,571	(18,710)	(30)
Other assets	1,052,679			1,053,073			(394)
Total assets	$11,882,747			$11,657,570			$225,177
Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,504,392			$1,370,451			$133,941
Small business	508,162			418,256			89,906
Commercial and custodial	342,446			444,176			(101,730)
Total non-interest bearing deposits	2,355,000			2,232,883			122,117
Interest-bearing deposits:
Premier checking	198,651	2,892	1.46	1,302	23	1.77	197,349	2,869	(31)
Other checking	1,140,242	928.08		1,063,078	925.09		77,164	3	(1)
Subtotal	1,338,893	3,820.29		1,064,380	948.09		274,513	2,872	20
Premier savings	85,478	1,705	1.99	—	—	—	85,478	1,705	N.M.
Other savings	1,738,374	5,785.33		1,847,775	9,298.50		(109,401)	(3,513)	(17)
Subtotal	1,823,852	7,490.41		1,847,775	9,298.50		(23,923)	(1,808)	(9)
Money market	763,925	2,992.39		887,273	4,447.50		(123,348)	(1,455)	(11)
Subtotal	3,926,670	14,302.36		3,799,428	14,693.39		127,242	(391)	(3)
Certificates of deposit	1,493,938	28,279	1.89	1,743,533	42,102	2.41	(249,595)	(13,823)	(52)
Total interest-bearing deposits	5,420,608	42,581.79		5,542,961	56,795	1.02	(122,353)	(14,214)	(23)
Total deposits	7,775,608	42,581.55		7,775,844	56,795.73		(236)	(14,214)	(18)
Borrowings
Short-term borrowings	809,106	12,664	1.57	757,128	9,451	1.25	51,978	3,213	32
Long-term borrowings	1,984,069	75,673	3.81	1,778,671	94,128	5.29	205,398	(18,455)	(148)
Total borrowings	2,793,175	88,337	3.16	2,535,799	103,579	4.08	257,376	(15,242)	(92)
Total interest-bearing liabilities	8,213,783	130,918	1.59	8,078,760	160,374	1.99	135,023	(29,456)	(40)
Total deposits and borrowings	10,568,783	130,918	1.24	10,311,643	160,374	1.56	257,140	(29,456)	(32)
Other liabilities (5)	370,184			409,539			(39,355)
Total liabilities	10,938,967			10,721,182			217,785
Stockholders’ equity (5)	943,780			936,388			7,392
Total liabilities and stockholders’ equity	$11,882,747			$11,657,570			$225,177
Net interest income and margin		$491,891	4.54%		$481,145	4.54%		$10,746	—

N.M. Not Meaningful.

bps = basis points.

(1)    Tax-exempt income was not significant and thus interest income and related yields have not been presented on a tax equivalent basis. Tax-exempt income of $638,000 and $523,000 was recognized during the years ended December 31, 2004 and 2003, respectively.

(2)    Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)    Substantially all leasing and equipment finance loans and leases have fixed rates.

(4)    Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)    Average balance is based upon month-end balances.

The following table presents the components of the changes in net interest income by volume and rate:

	Year Ended			Year Ended
	December 31, 2005			December 31, 2004
	Versus Same Period in 2004			Versus Same Period in 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income:
Investments	$(925)	$920	$(5)	$890	$(1,946)	$(1,056)
Securities available for sale	1,726	(890)	836	(18,761)	(4,417)	(23,178)
Loans held for sale	(4,883)	4,271	(612)	(5,775)	(2,708)	(8,483)
Loans and leases:
Consumer home equity:
Fixed- and adjustable-rate	53,342	(3,595)	49,747	15,837	(10,374)	5,463
Variable-rate	(377)	33,775	33,398	28,302	(2,634)	25,668
Consumer – other	(382)	385	3	(524)	(139)	(663)
Commercial real estate:
Fixed- and adjustable-rate	9,131	(1,104)	8,027	5,754	(7,253)	(1,499)
Variable-rate	2,545	13,757	16,302	2,879	199	3,078
Commercial business:
Fixed- and adjustable-rate	—	205	205	(425)	(184)	(609)
Variable-rate	(247)	6,007	5,760	(247)	405	158
Leasing and equipment finance	9,432	(1,200)	8,232	13,597	(6,145)	7,452
Residential real estate	(12,535)	(145)	(12,680)	(19,557)	(5,484)	(25,041)
Total loans and leases	56,353	52,641	108,994	43,545	(29,538)	14,007
Total interest income	47,122	62,091	109,213	13,444	(32,154)	(18,710)
Interest expense:
Premier checking	9,897	3,121	13,018	2,874	(5)	2,869
Other checking	(102)	1,241	1,139	65	(62)	3
Premier savings	10,134	1,407	11,541	1,705	—	1,705
Other savings	(654)	4,288	3,634	(523)	(2,990)	(3,513)
Money market	(555)	5,203	4,648	(566)	(889)	(1,455)
Certificates of deposit	5,242	15,603	20,845	(5,508)	(8,315)	(13,823)
Borrowings:
Short-term borrowings	1,902	15,264	17,166	684	2,529	3,213
Long-term borrowings	2,125	9,298	11,423	9,981	(28,436)	(18,455)
Total borrowings	5,401	23,188	28,589	9,777	(25,019)	(15,242)
Total interest expense	11,499	71,915	83,414	3,911	(33,367)	(29,456)
Net interest income	35,209	(9,410)	25,799	10,247	499	10,746

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Achieving net interest income growth over time is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits. While interest rates and consumer preferences continue to change over time, TCF is relatively balanced from an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months). If interest rates remain at current levels or decrease, TCF could experience continued compression of its net interest margin primarily due to the ongoing shift of higher yielding variable-rate loans to lower yielding fixed-rate loans and lower-cost deposits to higher-cost deposits. If interest rates increase, TCF’s net interest income is likely to increase, but could be partially offset by an adverse impact on deposit account balances and rates, as competition for checking, savings and money market deposits, important sources of lower-cost funds for TCF, is intense. See “Consolidated Financial Condition Analysis – Deposits” and “Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest-rate risk position.

Net interest income was $517.7 million for 2005, up 5.2% from $491.9 million in 2004. The increase in 2005 in net interest income primarily reflects the growth in average consumer, commercial and leasing and equipment finance balances, up $1.1 billion over 2004, partially offset by higher funding costs. The decrease in the net interest margin, from 4.54% in 2004 to 4.46% in 2005, is primarily due to the rates on interest-bearing liabilities increasing more than the yields on interest-earning assets, as a result of increased deposits with higher rates and increased fixed-rate consumer loans with yields lower than variable-rate loans. TCF’s benefit from the rising short-term interest rates, and the related increase in yields on variable-rate loans, has been more than offset by the impact of a flattening yield curve making fixed-rate loans more attractive to customers and changes in the funding mix as the majority of deposit growth has been in higher interest cost products.

Net interest income was $491.9 million in 2004, up from $481.1 million in 2003. The increase in 2004 from 2003 in net interest income primarily reflects the growth in average consumer, commercial and leasing and equipment finance balances, up $1 billion over 2003, partially offset by the reductions in residential real estate loans and mortgage-backed securities, down $690.3 million from 2003, and residential mortgage loans held for sale, down $179.9 million during the same period. The decrease in average residential real estate loans and mortgage-backed securities reflected management’s decision to delay investing in long-term fixed-rate residential real estate loans and mortgage-backed securities to replace prepayments and sales of such assets during the very low interest rate environment coupled with the growth in higher yielding consumer, commercial and lease equipment finance loans and leases.

Provision for Credit Losses TCF provided $5 million for credit losses in 2005, compared with $10.9 million in 2004 and $12.5 million in 2003. The decrease in the provision from 2004 was primarily due to improved credit quality, including a $3.3 million commercial business loan recovery in 2005. Net loan and lease charge-offs were $24.5 million, or .25% of average loans and leases in 2005, up from $9.5 million, or .11% of average loans and leases in 2004 and $12.9 million, or .16% of average loans and leases in 2003. Delta declared bankruptcy on September 14, 2005, and TCF charged off its $18.8 million investment in the related leveraged lease. Net loan and lease charge-offs excluding the charge-off related to the leveraged lease were $5.7 million, or .06% of average loans and leases in 2005.

The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses. The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio. Also see “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Non-Interest Income Non-interest income is a significant source of revenue for TCF, representing 48% of total revenues in 2005, and is an important factor in TCF’s results of operations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Total non-interest income was $478.3 million for 2005, compared with $490.2 million in 2004 and $419.3 million in 2003. The number of checking accounts totaled 1,603,173 accounts at December 31, 2005, up 4.4% from 1,535,152 accounts at December 31, 2004 which were up 6.3% from 1,443,821 accounts at December 31, 2003.

The following table presents the components of non-interest income:

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2005	2004	2003	2002	2001	2005/2004	2005/2000
Fees and service charges	$258,779	$271,259	$247,456	$226,051	$195,162	(4.6)%	9.2%
Card revenue	79,803	63,463	52,991	47,190	40,525	25.7	21.1
ATM revenue	40,730	42,935	43,623	45,296	45,768	(5.1)	(3.0)
Investments and insurance revenue	10,665	12,558	13,901	15,848	11,554	(15.1)	(2.8)
Subtotal	389,977	390,215	357,971	334,385	293,009	(.1)	8.7
Leasing and equipment finance	47,387	50,323	51,088	51,628	45,730	(5.8)	4.3
Mortgage banking	5,578	12,960	12,719	6,979	12,042	(57.0)	(11.9)
Other	24,717	14,113	9,014	15,234	19,842	75.1	(4.2)
Fees and other revenue	467,659	467,611	430,792	408,226	370,623	—	6.8
Gains on sales of securities available for sale	10,671	22,600	32,832	11,536	863	(52.8)	N.M.
Losses on termination of debt	—	—	(44,345)	—	—	—	N.M.
Total non-interest income	$478,330	$490,211	$419,279	$419,762	$371,486	(2.4)	7.3
Fees and other revenue as a percentage of:
Total revenue	46.95%	47.61%	47.84%	44.42%	43.46%
Average assets	3.67	3.94	3.70	3.52	3.21

N.M. Not Meaningful.

Fees and Service Charges Fees and service charges decreased $12.5 million, or 4.6%, to $258.8 million for 2005, compared with $271.3 million for 2004. This decrease primarily reflects a decrease in deposit account service fees, attributable to changing customer behavior and payment trends.

Card Revenue During 2005, card revenue, primarily interchange fees, totaled $79.8 million, up 25.7%, from $63.5 million in 2004. The increase in card revenue in 2005 was primarily attributed to increased customer transaction volumes and related fees. The continued success of TCF’s debit card program is dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its debit and credit cards. See “Item 1A. Risk Factors – Operational Risk Management” for further discussion of Visa litigation.

ATM Revenue ATM revenue totaled $40.7 million for 2005, down 5.1% from $42.9 million in 2004. The decline in ATM revenue was attributable to the continued decline in utilization of TCF’s ATM machines by non-customers, TCF customers’ use of non-TCF ATM machines and lower ATM revenues from TCF customers due to deliberate TCF checking product modifications, partially offset by the increased number of TCF customers with cards. These declines resulted from increased use of debit cards as well as the increased competition from other ATM networks. Additionally, as ATM site contracts have been renewed, merchants have generally required a larger percentage of the fee charged to non-customers for the use of TCF’s ATM’s.

The following table sets forth information about TCF’s card business:

	At or For the Year Ended December 31,			Percentage Increase (Decrease)
(Dollars in thousands)	2005	2004	2003	2005/2004	2004/2003
Average number of checking accounts with a TCF card	1,406,728	1,323,877	1,193,936	6.3%	10.9%
Active card users	763,157	710,893	647,407	7.4	9.8
Average number of transactions per month	15.2	13.5	12.5	12.6	8.0
Sales volume for the year ended:
Off-line (Signature)	$5,030,619	$4,197,678	$3,543,657	19.8	18.5
On-line (PIN)	642,446	537,124	355,045	19.6	51.3
Total	$5,673,065	$4,734,802	$3,898,702	19.8	21.4
Percentage off-line	88.68%	88.66%	90.89%	—	(2.5)
Average off-line interchange rate	1.43%	1.40%	1.43%	2.1	(2.1)

Investments and Insurance Revenue Investments and insurance revenue, consisting principally of commissions on sales of annuities and mutual funds, decreased $1.9 million in 2005, compared with a decrease of $1.3 million in 2004. Annuity and mutual fund sales volumes totaled $188.2 million for the year ended December 31, 2005, compared with $212.2 million during 2004. The decreased sales volumes during 2005 were the result of the continuation of low interest rates which reduced the rate of return on annuity products offered by insurance companies to TCF’s customers. Sales of insurance and investment products may fluctuate from period to period, and future sales levels will depend upon general economic conditions and investor preferences. Sales of annuities will also depend upon their continued tax advantage and may be negatively impacted by the level of interest rates and alternative investment products.

Leasing and Equipment Finance Revenue Leasing and equipment finance revenues decreased $2.9 million, or 5.8%, in 2005, following a decrease of $765 thousand, or 1.5%, in 2004. The decrease in leasing revenues for 2005 was primarily driven by a decline in sales-type lease revenues of $10 million, partially offset by a $6.5 million increase in operating lease revenues. Sales-type revenues generally occur at or near the end of the lease term as customers extend the lease or purchase the underlying equipment. The increase in operating lease revenues was primarily driven by a $25.1 million increase in average operating lease balances. Leasing and equipment finance revenues may fluctuate from period to period based on customer-driven factors not entirely within the control of TCF.

Mortgage Banking Revenue Mortgage banking revenue decreased $7.4 million to $5.6 million in 2005, compared with $13 million for 2004. The decrease in mortgage banking revenue for 2005, compared with 2004 was primarily due to a $8.1 million decrease in gains on sales of loans and $1 million of mortgage servicing rights recovery recorded in 2005, compared with $1.5 million of impairment recorded in 2004.

The following table sets forth information about mortgage banking revenues:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Servicing income	$13,998	$17,349	$20,533	$20,443	$16,932
Less mortgage servicing:
Amortization	10,108	13,091	23,680	22,874	16,564
(Recovery) impairment	(1,000)	1,500	21,153	12,500	4,400
Net servicing income (loss)	4,890	2,758	(24,300)	(14,931)	(4,032)
Gains on sales of loans (1)	—	8,107	33,505	18,110	11,795
Other income	688	2,095	3,514	3,800	4,279
Total mortgage banking revenue	$5,578	$12,960	$12,719	$6,979	$12,042

(1) Beginning in 2005, TCF’s mortgage banking business no longer originates or sells loans.

The following table sets forth information about the mortgage servicing portfolio:

							Percentage Increase
	At December 31,						(Decrease)
(Dollars in thousands)	2005		2004		2003		2005/2004	2004/2003
Third-party servicing portfolio	$3,362,339		$4,503,564		$5,122,741		(25.3)%	(12.1)%
Weighted-average note rate	5.79%		5.78%		5.97%		.2	(3.2)
Capitalized mortgage servicing rights, net	$37,334		$46,442		$52,036		(19.6)	(10.8)
Mortgage servicing rights as a percentage of servicing portfolio	1.11%		1.03%		1.02%		7.8	1.0
Average servicing fee	31.4	bps	31.0	bps	31.7	bps	1.3	(2.2)
Mortgage servicing rights as a multiple of average servicing fee	3.5	X	3.3	X	3.2	X	6.1	3.1

Mortgage servicing revenues can be significantly impacted by the amount of amortization and provision for impairment of mortgage servicing rights. The valuation of mortgage servicing rights is a critical accounting estimate for TCF. This estimate is based upon loan types, note rates and prepayment assumptions. Changes in the mix of loans, interest rates, defaults or prepayment speeds may have a material effect on the amortization amount and possible impairment in valuation. In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the underlying loan portfolio declines and also may result in impairment as the value of the mortgage servicing rights decline. TCF periodically evaluates its capitalized mortgage servicing rights for impairment. A key component in determining the fair value of mortgage servicing rights is the projected cash flows of the underlying loan portfolio. TCF uses projected cash flows and related prepayment assumptions based on management’s best estimates. The prepayment rate on the third-party servicing portfolio was 16.4% in 2005, compared with 21.4% in 2004. In January 2006, TCF entered into an agreement to sell its third-party mortgage servicing rights for an amount in excess of carrying value. See Notes 1 and 9 of Notes to Consolidated Financial Statements for additional information concerning TCF’s mortgage servicing rights.

The following tables summarize the servicing portfolio by interest rate tranche, the prepayment speed assumptions and the weighted-average remaining life of the loans by interest rate tranche used in the determination of the value and amortization of mortgage servicing rights as of December 31, 2005 and 2004:

	At December 31,
(Dollars in thousands)	2005			2004
		Prepayment	Weighted-		Prepayment	Weighted-
	Unpaid	Speed	Average Life	Unpaid	Speed	Average Life
Interest Rate Tranche	Balance	Assumption	(in Years)	Balance	Assumption	(in Years)
0 to 5.50%	$1,320,426	11.6%	6.8	$1,707,934	11.3%	7.5
5.51 to 6.00%	1,102,057	12.6	7.1	1,409,983	16.1	5.8
6.01 to 6.50%	488,572	16.0	5.6	691,148	23.2	4.0
6.51% and higher	451,284	26.1	3.3	694,499	26.3	3.3
	$3,362,339	13.4	6.4	$4,503,564	15.8	5.8

At December 31, 2005 and 2004, the sensitivities of the current fair value of mortgage servicing rights to a hypothetical immediate 10% and 25% adverse change in prepayment speed assumptions and discount rate are as follows:

	At December 31,
(Dollars in millions)	2005	2004
Fair value of mortgage servicing rights	$45.7	$55.9
Weighted-average life (in years)	6.4	5.8
Weighted-average prepayment speed assumption	13.4%	15.8%
Weighted-average discount rate	8.5%	7.5%
Impact on fair value of 10% adverse change in prepayment speed assumptions	$(2.3)	$(3.1)
Impact on fair value of 25% adverse change in prepayment speed assumptions	$(5.3)	$(7.1)
Impact on fair value of 10% adverse change in discount rate	$(1.3)	$(1.5)
Impact on fair value of 25% adverse change in discount rate	$(3.1)	$(3.4)

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

Other Non-interest Income Other Non-interest Income primarily consists of gains on sales of education loans, gains on sales of buildings and branches, and other miscellaneous income. Gains of $2.1 million, $7.8 million and $3.1 million were recognized on the sales of education loans in 2005, 2004 and 2003, respectively. During 2005, TCF sold several buildings and one rural branch, including its deposits, resulting in total gains of $13.6 million. There were no branch sales in 2004 and 2003.

Gains on Sales of Securities Available for Sale and Losses on Termination of Debt Gains on securities available for sale of $10.7 million, $22.6 million and $32.8 million were recognized on the sales of $1 billion, $1.4 billion and $816.5 million in mortgage-backed securities in 2005, 2004 and 2003, respectively. In 2003, TCF prepaid $954 million of fixed-rate FHLB advances and recorded losses on terminations of debt of $44.3 million. There were no prepayments of debt during 2005 or 2004.

Non-Interest Expense Non-interest expense increased $23.9 million, or 4.1%, in 2005, and $26.8 million, or 4.8%, in 2004, and $20.8 million, or 3.9%, in 2003, compared with the respective prior year. The following table presents the components of non-interest expense:

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2005	2004	2003	2002	2001	2005/2004	2005/2000
Compensation	$274,523	$273,083	$256,447	$254,341	$234,029.5%		5.6%
Employee benefits and payroll taxes	52,003	49,741	46,357	39,954	32,789	4.5	12.0
Total compensation and employee benefits	326,526	322,824	302,804	294,295	266,818	1.1	6.4
Occupancy and equipment	103,900	95,617	88,423	83,131	78,774	8.7	6.8
Advertising and promotions	25,691	26,353	25,536	21,894	20,909	(2.5)	6.0
Deposit account losses	20,473	22,369	18,820	19,206	19,236	(8.5)	.9
Other	133,998	119,516	124,526	120,762	108,482	12.1	6.7
Subtotal	610,588	586,679	560,109	539,288	494,219	4.1	6.3
Amortization of goodwill	—	—	—	—	7,777	—	N.M.
Total non-interest expense	$610,588	$586,679	$560,109	$539,288	$501,996	4.1	6.0

N.M. Not Meaningful.

Compensation and Employee Benefits Compensation and employee benefits, representing 53%, 55% and 54% of total non-interest expense in 2005, 2004 and 2003, respectively, increased $3.7 million, or 1.1%, in 2005, $20 million, or 6.6%, in 2004 and $8.5 million, or 2.9%, in 2003. The $1.4 million increase in compensation expense from 2004 was primarily due to continued new branch expansion, partially offset by decreases in mortgage banking and commissions and incentives. The 2004 increase in compensation expense of $16.6 million was driven by a $9.5 million increase in retail banking operations driven by TCF’s continued new branch expansion, a $6.7 million increase in incentive compensation resulting from improved performance in 2004 and a $2.1 million increase related to the 2004 acquisition of VGM Financial Services, partially offset by a $2.9 million decrease in stock compensation expense. Employee benefits and payroll expense totaled $52 million in 2005, up $2.3 million from 2004, primarily due to an increase of $1.9 million in retirement benefits expense and an increase of $1.5 million in payroll taxes, partially offset by a $1.8 million decrease in healthcare plan expenses. In 2004, employee benefits and payroll expense increased $3.4 million primarily due to an increase in retirement expense of $1.4 million and an increase in payroll taxes of $2.2 million. Employee benefits and payroll expense increased $6.4 million in 2003, primarily due to a $3.1 million increase in retirement expense, a $1.3 million increase in medical expenses and a $1.3 million increase in payroll taxes. See Note 17 of Notes to Consolidated Financial Statements for further information on postretirement plans.

Occupancy and Equipment Occupancy and equipment expenses increased $8.3 million in 2005, $7.2 million in 2004 and $5.3 million in 2003. The increases were primarily due to TCF’s new branch expansion and retail banking and leasing activities.

Advertising and Promotions Advertising and promotions expense decreased $662 thousand in 2005 following increases of $817 thousand and $3.6 million in 2004 and 2003, respectively. The decrease in 2005 was primarily due to a $3.7 million decrease in marketing and promotions, partially offset by an increase of $2.1 million in loyalty program expenses. The increases in 2004 and 2003 were attributable to additional advertising and promotions expenses focused on the acquisition and retention of TCF’s deposit customer base.

Deposit Account Losses Deposit account losses totaled $20.5 million in 2005, down $1.9 million from 2004, primarily due to lower net uncollectible overdraft losses, partially offset by higher external fraud losses. Deposit account losses increased

$3.8 million in 2004 as a result of increased customer transaction activity. See Note 1 of Notes to Consolidated Financial Statements for additional information concerning deposit account losses.

Other Non-Interest Expense Other non-interest expense increased $14.4 million, or 12.1%, in 2005, primarily due to increases in card processing and issuance expenses related to the overall increase in card volumes and increases in net real estate expense as a result of net recoveries on sales of foreclosed properties in 2004. In 2004, non-interest expense decreased $5 million, or 4%, primarily attributable to net real estate expense, which decreased $3.1 million, driven by $3.4 million of net recoveries on sales of foreclosed properties and a decrease in mortgage banking expenses of $2 million due to the decline in refinance activity and the previously discussed restructuring of the mortgage banking business. In 2003, other non-interest expense increased $3.8 million, or 3.1%, primarily due to higher levels of mortgage banking production and prepayment activity.

Income Taxes Income tax expense represented 30.30% of income before income tax expense during 2005, compared with 33.68% and 34.14% in 2004 and 2003, respectively. The lower effective income tax rate in 2005 was primarily due to the closing of certain previous years’ tax returns, clarification of existing state tax legislation and developments in income tax audits. The lower effective tax rate in 2004 compared with 2003 primarily reflects increases in investments in tax-advantaged affordable housing limited partnerships and lower state income taxes.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets. These companies are consolidated with TCF Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation. The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws. If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense could increase. TCF’s FOC operates under laws in certain states (including Minnesota and Illinois) that allow deductions for income derived from FOCs. Use of these companies is and has been the subject of federal and state audits.

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors including interpretation of federal and state income tax laws, the differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities. Actual results could differ significantly from the estimates and income tax law interpretations used in determining the current and deferred income tax liabilities. In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the current prevailing federal and state income tax rates. If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to income tax expense. Further detail on income taxes is provided in Note 13 of Notes to Consolidated Financial Statements.

Consolidated Financial Condition Analysis

Securities Available for Sale Securities available for sale increased $28.7 million to $1.6 billion at December 31, 2005. This increase reflects purchases of $1.3 billion of mortgage-backed securities, partially offset by sales of $1 billion of mortgage-backed securities, in which the company recognized $10.7 million in gains, and normal payment and prepayment activity. At December 31, 2005, the increase in mortgage-backed securities partially offsets the declines in residential loans in the treasury services portfolio. TCF’s securities available for sale portfolio included $1.6 billion and $5.3 million of fixed-rate and adjustable-rate mortgage-backed securities, respectively. Net unrealized losses on securities available for sale totaled $33.2 million at December 31, 2005, compared with net unrealized losses of $2.2 million at December 31, 2004. TCF may, from time to time, sell mortgage-backed securities and utilize the proceeds to either reduce borrowings or fund growth in loans and leases.

Loans and Leases The following tables set forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

						Compound Annual
(Dollars in thousands)	At December 31,					Growth Rate
						1-Year	5-Year
Portfolio Distribution:	2005	2004	2003	2002	2001	2005/2004	2005/2000
Consumer home equity and other:
Home equity:
Lines of credit	$1,389,741	$1,472,165	$1,093,945	$923,773	$743,983	(5.6)%	15.2%
Closed-end loans	3,758,947	2,909,592	2,493,715	2,031,531	1,699,414	29.2	20.7
Total consumer home equity	5,148,688	4,381,757	3,587,660	2,955,304	2,443,397	17.5	19.1
Other	38,896	36,831	42,681	50,578	65,936	5.6	(13.9)
Total consumer home equity and other	5,187,584	4,418,588	3,630,341	3,005,882	2,509,333	17.4	18.4
Commercial real estate	2,297,500	2,154,396	1,916,701	1,835,788	1,622,461	6.6	10.9
Commercial business	435,233	424,135	427,696	440,074	422,381	2.6	1.2
Total commercial	2,732,733	2,578,531	2,344,397	2,275,862	2,044,842	6.0	8.9
Leasing and equipment finance (1)	1,503,794	1,375,372	1,160,397	1,039,040	956,737	9.3	11.9
Residential real estate	770,441	1,014,166	1,212,643	1,800,344	2,733,290	(24.0)	(26.8)
Total loans and leases	$10,194,552	$9,386,657	$8,347,778	$8,121,128	$8,244,202	8.6	3.6

(1) Excludes operating leases included in other assets.

(In thousands)	At December 31, 2005
		Commercial
		Real Estate
	Consumer	and	Leasing and
	Home Equity	Commercial	Equipment	Residential
Geographic Distribution:	and Other	Business	Finance	Real Estate	Total
Minnesota	$2,072,538	$725,913	$66,051	$402,257	$3,266,759
Illinois	1,446,076	572,725	51,073	118,611	2,188,485
Michigan	926,737	804,487	86,413	201,683	2,019,320
Wisconsin	466,707	394,661	37,347	22,588	921,303
Colorado	227,925	33,792	34,082	4,625	300,424
California	1,992	9,344	192,774	—	204,110
Florida	8,003	2,665	121,848	734	133,250
Ohio	3,863	40,850	62,237	4,427	111,377
Texas	703	2,649	94,128	965	98,445
Indiana	11,443	28,995	34,306	932	75,676
Other	21,597	116,652	723,535	13,619	875,403
Total	$5,187,584	$2,732,733	$1,503,794	$770,441	$10,194,552

Consumer loans increased $769 million from December 31, 2004 to $5.2 billion at December 31, 2005, driven by an increase of $766.9 million in home equity loans. TCF’s home equity lines of credit only require regular payments of interest and do not require regular payments of principal. TCF’s home equity portfolio does not contain any loans with multiple payment options or loans with “teaser” rates. At December 31, 2005, 38% of the home equity portfolio carries a variable interest rate tied to the prime rate, compared with 62% at December 31, 2004. This decrease is related to a shift in customer preferences for fixed-rate loans with lower yields than current variable-rate loans. Outstanding balances on home equity lines of credit were 51.8% of total lines of credit balances at December 31, 2005, compared with 49.6% at December 31, 2004.

At December 31, 2005, the weighted-average loan-to-value ratio for the home equity portfolio was 73%, compared with 75% at December 31, 2004. TCF’s credit standards limit higher loan-to-value ratio loans to more creditworthy customers, generally based on credit scoring models. The average FICO (Fair Isaac Company) credit score for the home equity portfolio was 720 and 716 at December 31, 2005 and 2004, respectively.

The following table sets forth additional information about the loan-to-value ratios for TCF’s home equity loan portfolio:

	At December 31,
(Dollars in thousands)	2005			2004
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
		Percent	a Percentage		Percent	a Percentage
Loan-to-Value Ratios (1)	Balance	of Total	of Balance	Balance	of Total	of Balance
Over 100% (2)	$51,004	1.0%	.60%	$32,825.7%		3.02%
Over 90% to 100%	571,469	11.1	.37	449,291	10.3	.38
Over 80% to 90%	1,725,049	33.5	.35	1,750,531	40.0	.32
80% or less	2,801,166	54.4	.35	2,149,110	49.0	.32
Total	$5,148,688	100.0%	.36%	$4,381,757	100.0%	.35%

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

The following tables summarize TCF’s commercial real estate loan portfolio by property type:

	At December 31,
	2005			2004
		Construction			Construction
		and			and
(In thousands)	Permanent	Development	Total	Permanent	Development	Total
Apartments	$517,989	$10,065	$528,054	$524,253	$2,795	$527,048
Retail services	490,100	33,591	523,691	382,068	28,142	410,210
Office buildings	411,128	3,665	414,793	420,874	35,865	456,739
Warehouse/industrial buildings	268,562	2,635	271,197	258,561	1,729	260,290
Hotels and motels	110,975	14,840	125,815	122,236	15,700	137,936
Health care facilities	53,650	—	53,650	44,344	9,308	53,652
Other	265,549	114,751	380,300	206,042	102,479	308,521
Total	$2,117,953	$179,547	$2,297,500	$1,958,378	$196,018	$2,154,396

	At December 31,
	2005			2004
			Over 30-Day			Over 30-Day
			Delinquency			Delinquency
			Rate as a			Rate as a
		Number	Percentage of		Number	Percentage of
(Dollars in thousands)	Balance	of Loans	Balance	Balance	of Loans	Balance
Apartments	$528,054	636	1.32%	$527,048	650	—%
Retail services	523,691	426	—	410,210	375	—
Office buildings	414,793	260.68		456,739	241	—
Warehouse/industrial buildings	271,197	259	—	260,290	243	—
Hotels and motels	125,815	35	—	137,936	35	—
Health care facilities	53,650	17	—	53,652	26	—
Other	380,300	300.07		308,521	292.01
Total	$2,297,500	1,933.44%		$2,154,396	1,862	—%

Commercial real estate loans increased $143.1 million from December 31, 2004 to $2.3 billion at December 31, 2005. Commercial business loans increased $11.1 million in 2005 to $435.2 million at December 31, 2005. TCF continues to expand its commercial business and commercial real estate lending activity generally to borrowers located in its primary markets. With a focus on secured lending, at December 31, 2005, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or underlying business assets. At December 31, 2005 and 2004, the construction and development portfolio had no loans over 30-days delinquent. At December 31, 2005, approximately 93% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.

The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type:

	At December 31,
(Dollars in thousands)	2005			2004
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
		Percent	a Percentage		Percent	a Percentage
Marketing Segment	Balance	of Total	of Balance	Balance	of Total	of Balance
Middle market (1)	$878,414	58.4%	.26%	$747,964	54.4%	.51%
Small ticket(2)	303,778	20.2	.53	258,094	18.8	.75
Winthrop (3)	211,741	14.1	.98	200,819	14.6	1.10
Wholesale (4)	78,338	5.2	—	83,913	6.1	—
Other	31,523	2.1	.60	84,582	6.1	1.68
Total	$1,503,794	100.0%	.41%	$1,375,372	100.0%	.67%

(1)         Middle market consists primarily of loan and lease financing of construction and manufacturing equipment and speciality vehicles.

(2)         Small ticket includes loan and lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations. Transaction sizes generally range from $25 thousand to $250 thousand.

(3)         Winthrop’s portfolio consists primarily of technology and data processing equipment.

(4)         Wholesale includes the discounting of lease receivables sourced by third-party lessors.

	At December 31,
(Dollars in thousands)	2005		2004
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Manufacturing	$277,895	18.5%	$251,157	18.2%
Specialty vehicles	257,497	17.1	236,582	17.2
Construction	236,939	15.8	182,612	13.3
Technology and data processing	222,623	14.8	229,160	16.7
Medical	199,729	13.3	157,745	11.5
Furniture and fixtures	60,278	4.0	51,192	3.7
Printing	58,600	3.9	45,394	3.3
Trucks and trailers	56,824	3.8	74,870	5.4
Material handling	39,814	2.6	33,810	2.5
Other	93,595	6.2	112,850	8.2
Total	$1,503,794	100.0%	$1,375,372	100.0%

The leasing and equipment finance portfolio increased $128.4 million from December 31, 2004 to $1.5 billion at December 31, 2005. Winthrop primarily leases technology and data processing equipment to companies nationwide. Total loan and lease originations and purchases for TCF Equipment Finance and Winthrop were $728 million and $117.8 million, respectively, for 2005, compared with $616 million and $101.8 million, respectively, for 2004. The backlog of approved transactions increased to $249.2 million at December 31, 2005, from $195.3 million at December 31, 2004. TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.

At December 31, 2005 and 2004, $55.2 million, and $48.5 million, respectively, of TCF’s lease portfolio, were discounted on a non-recourse basis with other third-party financial institutions and consequently TCF retains no credit risk on such amounts. The leasing and equipment finance portfolio tables above include lease residuals. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions are recorded in the periods in which they become known. At December 31, 2005, lease residuals totaled $32.8 million, down from $35.2 million, excluding the leveraged lease residual, at December 31, 2004.

The decline in residential real estate loans during 2005 was due to normal amortization of loan balances and loan prepayments. Management expects that the residential loan portfolio will continue to decline, which will provide funding for anticipated growth in other loan or investment categories. At December 31, 2005, TCF’s residential real estate loan portfolio was comprised of $616.8 million of fixed-rate loans and $153.6 million of adjustable-rate loans.

Loan and leases outstanding at December 31, 2005 are shown in the following table by maturity:

	At December 31, 2005(1)
	Consumer			Leasing and
	Home Equity	Commercial	Commercial	Equipment	Residential	Total Loans
(In thousands)	and Other	Real Estate	Business	Finance	Real Estate	and Leases
Amounts due:
Within 1 year	$277,363	$295,257	$215,325	$557,442	$37,117	$1,382,504
After 1 year:
1 to 2 years	284,566	288,520	122,264	375,050	38,046	1,108,446
2 to 3 years	328,047	213,268	30,031	262,042	35,922	869,310
3 to 5 years	563,126	429,162	44,322	259,846	65,299	1,361,755
5 to 10 years	1,362,725	896,283	19,981	44,442	157,622	2,481,053
10 to 15 years	785,104	147,314	14	—	126,995	1,059,427
Over 15 years	1,566,787	29,227	—	—	302,601	1,898,615
Total after 1 year	4,890,355	2,003,774	216,612	941,380	726,485	8,778,606
Total	$5,167,718	$2,299,031	$431,937	$1,498,822	$763,602	$10,161,110
Amounts due after 1 year on:
Fixed-rate loans and leases	$3,112,570	$452,654	$68,951	$941,380	$579,813	$5,155,368
Variable- and adjustable-rate loans	1,777,785	1,551,120	147,661	—	146,672	3,623,238
Total after 1 year	$4,890,355	$2,003,774	$216,612	$941,380	$726,485	$8,778,606

(1)         Gross of deferred fees and costs. This table does not include the effect of prepayments, which is an important consideration in management’s interest-rate risk analysis.  Company experience indicates that the loans remain outstanding for significantly shorter periods than their contractual terms.

Allowance for Loan and Lease Losses The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, values of underlying loan and lease collateral, impaired loan analysis, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio. The allowance for loan and lease losses is increased by the provision for credit losses charged to expense and reduced by loan and lease charge-offs, net of recoveries.

The Company considers the allowance for loan and lease losses of $60.4 million appropriate to cover losses inherent in the loan and lease portfolios as of December 31, 2005. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s ongoing credit review process, will not require significant changes (increases or decreases) in the allowance for loan and lease losses and the associated provisions for credit losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss. See “Forward-Looking Information” and Notes 1 and 6 of Notes to Consolidated Financial Statements for additional information concerning TCF’s allowance for loan and lease losses.

The next several pages include detailed information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases. Included in this data are numerous portfolio ratios that must be carefully reviewed and related to the nature of the underlying loan and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other companies. Most of TCF’s non-performing assets and past due loans and leases are secured by residential real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state foreclosure laws.

The key indicators of TCF’s credit quality and reserve coverage for 2005 include the ratio of net charge-offs to average loans and leases of .25%, the year-end allowance as a multiple of net charge-offs of 2.5X, and income before income taxes and provision for loan losses as a multiple of net charge-offs of 15.7X.

The following table sets forth information detailing the allowance for loan and lease losses and selected key indicators:

	Year Ended December 31,
(Dollars in thousands)	2005		2004		2003		2002		2001
Balance at beginning of year	$79,878		$76,619		$77,008		$75,028		$66,669
Charge-offs:
Consumer home equity and other	(6,359)		(4,821)		(5,362)		(6,939)		(6,605)
Commercial real estate	(74)		(602)		(1,381)		(2,181)		(122)
Commercial business	(704)		(235)		(920)		(5,952)		(429)
Leasing and equipment finance	(23,137)		(8,508)		(8,620)		(9,230)		(9,794)
Residential real estate	(110)		(81)		(86)		(59)		(1)
Total charge-offs	(30,384)		(14,247)		(16,369)		(24,361)		(16,951)
Recoveries:
Consumer home equity and other	1,149		1,589		2,173		2,965		3,487
Commercial real estate	82		126		45		43		103
Commercial business	2,986		82		138		54		193
Leasing and equipment finance	1,644		2,963		1,083		1,264		649
Residential real estate	19		8		9		9		—
Total recoveries	5,880		4,768		3,448		4,335		4,432
Net charge-offs	(24,504)		(9,479)		(12,921)		(20,026)		(12,519)
Provision charged to operations	5,022		10,947		12,532		22,006		20,878
Acquired allowance	—		1,791		—		—		—
Balance at end of year	$60,396		$79,878		$76,619		$77,008		$75,028
Key Indicators:
Net charge-offs as a percentage of average loans and leases	.25%		.11%		.16%		.25%		.15%
Year-end allowance as a multiple of net charge-offs	2.5	X	8.4	X	5.9	X	3.8	X	6.0	X
Income before income taxes and provision for loan losses as a multiple of net charge-offs	15.7	X	41.7	X	26.3	X	19.0	X	28.0	X

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

In 2005, TCF refined its allowance for loan and lease losses allocation methodology resulting in an allocation of the entire allowance for loan and lease losses to the individual loan and lease portfolios. This change resulted in the allocation of the previous unallocated portion of the allowance for loan and lease losses.

The allocation of TCF’s allowance for loan and lease losses is as follows:

						Allocations as a Percentage of Total
						Loans and Leases Outstanding by Type
	At December 31,					At December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001	2005	2004	2003	2002	2001
Consumer home equity and other	$16,643	$9,939	$9,084	$8,532	$8,355.32%		.22%	.25%	.28%	.33%
Commercial real estate	21,222	20,742	25,142	22,176	24,459.92		.96	1.31	1.21	1.51
Commercial business	6,602	7,696	11,797	15,910	12,117	1.52	1.81	2.76	3.62	2.87
Leasing and equipment finance	15,313	24,566	13,515	12,881	11,774	1.02	1.79	1.16	1.24	1.23
Residential real estate	616	796	942	1,370	2,184.08		.08	.08	.08	.08
Unallocated	—	16,139	16,139	16,139	16,139	N.A.	N.A.	N.A.	N.A.	N.A.
Total allowance balance	$60,396	$79,878	$76,619	$77,008	$75,028.59		.85	.92	.95	.91

N.A. Not Applicable.

The allocated allowance balances for TCF’s residential and consumer loan portfolios, at December 31, 2005 reflect the Company’s credit quality and related low level of historical net charge-offs for these portfolios. The decrease in the allocated allowance for leasing and equipment finance in 2005 is primarily related to the charge-off of the investment in the leveraged lease. TCF has no other leveraged leases or exposure to the airline industry.

The following table sets forth additional information regarding net charge-offs:

	Year Ended December 31,
	2005		2004
		% of		% of
	Net	Average		Average
	Charge-offs	Loans and	Net	Loans and
(Dollars in thousands)	(Recoveries)	Leases	Charge-offs	Leases
Consumer home equity and other	$5,210.11%		$3,232.08%
Commercial real estate	(8)	—	476.02
Commercial business	(2,173)	(.51)	153.04
Leasing and equipment finance (1)	21,384	1.50	5,545.43
Residential real estate	91.01		73.01
Total	$24,504.25%		$9,479.11%

(1) For the year ended December 31, 2005, leasing and equipment finance net charge-offs excluding the leveraged lease were $2.6 million, or .18% of average loans and leases.

Non-Performing Assets Non-performing assets consist of non-accrual loans and leases and other real estate owned. The decrease in total non-performing assets from 2004 to 2005 was primarily due to the $18.8 million charge-off of the investment in the leveraged lease and the sale of several foreclosed commercial real estate properties.

Approximately 75% of non-performing assets at December 31, 2005 consisted of, or were secured by, residential real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest (150 days or six payments past due for loans secured by residential real estate) unless such loans and leases are well secured and in the process of collection.

Non-performing assets are summarized in the following table:

	At December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Non-accrual loans and leases:
Consumer home equity and other	$18,410	$12,187	$12,052	$11,163	$16,473
Commercial real estate	188	1,093	2,490	3,213	11,135
Commercial business	2,207	4,533	2,931	4,777	3,550
Leasing and equipment finance	6,434	25,678	13,940	18,689	13,857
Residential real estate	2,409	3,387	3,993	5,798	6,959
Total non-accrual loans and leases	29,648	46,878	35,406	43,640	51,974
Other real estate owned:
Residential	14,877	11,726	20,462	16,479	12,830
Commercial	2,834	5,465	12,992	10,093	1,825
Total other real estate owned	17,711	17,191	33,454	26,572	14,655
Total non-performing assets	$47,359	$64,069	$68,860	$70,212	$66,629
Non-performing assets as a percentage of:
Net loans and leases	.47%	.69%	.83%	.87%	.82%
Total assets	.35	.52	.61	.58	.59

Included in non-performing assets are loans that are considered impaired. Impaired loans totaled $3.8 million and $8.1 million at December 31, 2005 and December 31, 2004, respectively. The related allowance for credit losses on impaired loans was $1.6 million at December 31, 2005, compared with $3.7 million at December 31, 2004. All of the impaired loans were on non-accrual status. There were no impaired loans at December 31, 2005 and 2004 which did not have a related allowance for loan losses. The average balance of impaired loans was $5.3 million for 2005, compared with $9.8 million for 2004. The increase in non-accrual consumer loans is primarily due to increased bankruptcies resulting from a change in bankruptcy laws in October, 2005.

Past Due Loans and Leases The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases. TCF’s delinquency rates are determined using the contractual method.

	At December 31,
	2005		2004
		Percentage of		Percentage of
	Principal	Loans and	Principal	Loans and
(Dollars in thousands)	Balances	Leases	Balances	Leases
Accruing loans and leases delinquent for:
30-59 days	$26,383.26%		$20,776.23%
60-89 days	10,746.11		8,659.09
90 days or more	6,475.06		4,950.05
Total	$43,604.43%		$34,385.37%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio, by loan type:

	At December 31,
	2005		2004
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity and other	$18,556.36%		$15,436.35%
Commercial real estate	10,038.44		32	—
Commercial business	819.19		404.10
Leasing and equipment finance	6,182.41		8,997.67
Residential real estate	8,009	1.04	9,516.94
Total	$43,604.43%		$34,385.37%

Potential Problem Loans and Leases In addition to non-performing assets, there were $54.8 million of loans and leases at December 31, 2005, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $71.1 million at December 31, 2004. These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement. Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing. Additionally, these loans and leases are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing. Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses. Leasing and equipment finance had no potential problem loans funded on a non-recourse basis at December 31, 2005, compared with $1.2 million at December 31, 2004.

Potential problem loans and leases are summarized as follows:

	At December 31,		Change
(Dollars in thousands)	2005	2004	$	%
Commercial real estate	$35,341	$34,138	$1,203	3.5%
Commercial business	11,793	18,112	(6,319)	(34.9)
Leasing and equipment finance	7,648	18,816	(11,168)	(59.4)
Total	$54,782	$71,066	$(16,284)	(22.9)

Liquidity Management TCF manages its liquidity position to ensure that the funding needs of depositors and borrowers are met promptly and in a cost-effective manner. Asset liquidity arises from the ability to convert assets to cash as well as from the maturity of assets. Liability liquidity results from the ability of TCF to attract a diversity of funding sources to promptly meet funding requirements.

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds primarily from loan and lease repayments, proceeds from the discounting of leases and borrowings. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF’s deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to support expanded activities. Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and, to a lesser extent, from other sources. At December 31, 2005, TCF had over $2.5 billion in unused capacity under these funding sources, which could be used to meet future liquidity needs. See “Borrowings.”

Potential sources of liquidity for TCF Financial Corporation (parent company only) include cash dividends from TCF’s wholly owned bank subsidiary, issuance of equity securities and borrowings under a $105 million line of credit. TCF Bank’s ability to pay dividends or make other capital distributions to TCF is restricted by regulation and may require regulatory approval.

Deposits Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Deposits totaled $9.1 billion at December 31, 2005, up $1.1 billion from December 31, 2004. Checking, savings and money market deposits totaled $7.2 billion, up $702 million from December 31, 2004, and comprised 79% of total deposits at December 31, 2005, compared with 81.6% of total deposits at December 31, 2004. The average balance of these deposits for 2005 was $6.7 billion, an increase of $457 million over the $6.3 billion average balance for 2004. At December 31, 2005, certificates of deposit increased $447 million from December 31, 2004. TCF had no brokered deposits at December 31, 2005 or 2004. TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 1.64% at December 31, 2005, up from .69% at December 31, 2004, primarily reflecting increases in Premier checking and Premier savings average balances and overall increases in interest rates.

New Branch Expansion Key to TCF’s growth is its continued investment in new branch expansion. New branches are an important source of new customers in both deposit products and consumer lending products. While supermarket branches continue to play an important role in TCF’s expansion strategy, the opportunity to add new supermarket branches within TCF’s markets has slowed. Therefore, TCF will continue new branch expansion by opening more traditional branches. Although traditional branches require a higher initial investment than supermarket branches, they ultimately attract more customers and become larger and more profitable. During 2005, TCF opened 28 new branches. The focus on opening new branches will continue in 2006 with the planned opening of 24 branches, including 17 new traditional branches, five new supermarket branches and two new campus branches. During the fourth quarter of 2005, TCF announced plans to enter the Phoenix, Arizona metropolitan area market. Initially, TCF plans to open several consumer loan production offices during 2006 with construction of retail branches to begin later in 2006 or early 2007.

At December 31, 2005, 153, or 34%, of TCF’s 453 branches were opened since January 1, 2000. Additional information regarding TCF’s branches opened since January 1, 2000 is displayed in the table below:

						Percentage
	At or For the Year Ended December 31,					Increase
(Dollars in thousands)	2005	2004	2003	2002	2001	2005/2004
Number of new branches opened during the year:
Traditional	18	19	14	12	6	N.M.
Supermarket	7	11	5	15	21	N.M.
Campus	3	—	—	—	—	N.M.
Total	28	30	19	27	27	N.M.
Number of new branches at year end:
Traditional	71	53	34	20	8	N.M.
Supermarket	79	72	61	56	41	N.M.
Campus	3	—	—	—	—	N.M.
Total	153	125	95	76	49	N.M.
Percent of total branches	33.8%	29.1%	23.7%	19.2%	13.1%	N.M.
Number of checking accounts	266,512	206,229	142,467	82,604	41,870	29.2%
Deposits:
Checking	$437,074	$322,347	$173,091	$89,836	$36,693	35.6
Savings	319,816	156,480	110,372	102,279	16,396	104.4
Money market	30,294	20,466	20,245	15,711	15,998	48.0
Subtotal	787,184	499,293	303,708	207,826	69,087	57.7
Certificates of deposit	351,295	70,832	49,081	42,165	27,621	N.M.
Total deposits	$1,138,479	$570,125	$352,789	$249,991	$96,708	99.7
Total fees and other revenue for the year	$68,220	$50,969	$28,915	$16,747	$7,191	33.8

N.M. Not Meaningful.

Borrowings Borrowings totaled $3 billion at December 31, 2005, down $121.5 million from December 31, 2004. The decrease was primarily due to the overall increase in deposits exceeding the growth in assets. During 2005, TCF Bank issued $50 million of subordinated notes due in 2015. The notes bear interest at a fixed rate of 5.00% for the first five years and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.56%. These notes qualify as Tier 2 or supplemental capital for regulatory purposes, subject to certain limitations. TCF Bank paid the proceeds from the offering to TCF as a permanent capital distribution. See Notes 11 and 12 of Notes to Consolidated Financial Statements for detailed information on TCF’s borrowings. The weighted-average rate on borrowings increased to 4.49% at December 31, 2005, from 3.37% at December 31, 2004 primarily due to the impact of rising short-term interest rates. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings. See Note 19 of Notes to Consolidated Financial Statements for further information relating to off-balance sheet instruments.

TCF Financial (parent company only) has a $105 million line of credit maturing in April 2006, which is unsecured and contains certain covenants common to such agreements. TCF is not in default with respect to any of its covenants under the credit agreement. The interest rate on the line of credit is based on either the prime rate or LIBOR. TCF has the option to select the interest rate index and term for advances on the line of credit. The line of credit may be used for appropriate corporate purposes. At December 31, 2005, TCF had $16.5 million outstanding on this bank line of credit at an average interest rate of 5.15%, compared with $14 million outstanding at December 31, 2004 at an average interest rate of 3.18%.

Contractual Obligations and Commitments As disclosed in the Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts. At December 31, 2005, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows:

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Total borrowings	$2,983,136	$805,519	$229,292	$224,647	$1,723,678
Annual rental commitments under non-cancelable operating leases	187,704	26,891	42,889	34,187	83,737
Campus marketing agreements	51,068	1,623	2,770	5,103	41,572
Construction contracts and land purchase commitments for future branch sites	13,996	13,996	—	—	—
	$3,235,904	$848,029	$274,951	$263,937	$1,848,987

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 Year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,750,738	$8,470	$15,239	$35,165	$1,691,864
Commercial	811,652	494,514	230,646	66,961	19,531
Leasing and equipment finance	74,418	74,418	—	—	—
Other	77,766	77,766	—	—	—
Total commitments to lend	2,714,574	655,168	245,885	102,126	1,711,395
Loans serviced with recourse	71,332	1,548	3,237	2,963	63,584
Standby letters of credit and guarantees on industrial revenue bonds	100,892	76,436	5,735	18,071	650
	$2,886,798	$733,152	$254,857	$123,160	$1,775,629

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

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with 11 campuses. TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2023. TCF also has various renewal options which may extend the terms of these agreements. On April 21, 2005, TCF’s Board of Directors and the University of Minnesota Board of Regents ratified contracts for TCF’s sponsorship of a new on-campus football stadium to be called “TCF Bank Stadium” and an extension of TCF’s sponsorship of the U Card. The U Card serves as a key for access to a variety of university services. TCF also sponsors similar cards for other campuses. These obligations are included in the table above. The naming rights agreement with the University of Minnesota is dependent upon several contingencies, including receipt of necessary state and private funding and completion of stadium construction. On December 22, 2005, TCF and the University of Minnesota announced an extension of the funding contingency period under the stadium naming rights agreement to June 30, 2006. The extension was necessary because the Minnesota Legislature has not taken action on a bill to finance the state’s portion of the stadium’s cost. Campus marketing agreements are an important element of TCF’s campus banking strategy.

See Note 19 of Notes to Consolidated Financial Statements for information on loans serviced with recourse and standby letters of credit and guarantees.

Stockholders’ Equity Stockholders’ equity at December 31, 2005 was $998.5 million, or 7.5% of total assets, up from $958.4 million, or 7.8% of total assets, at December 31, 2004. The increase in stockholders’ equity was primarily due to net income of $265.1 million, partially offset by the repurchase of 3.5 million shares of TCF’s common stock at a cost of $93.5 million, the payment of $114.5 million in dividends on common stock and a $19.8 million decrease in accumulated comprehensive income for the year ended December 31, 2005. On May 21, 2005, TCF’s Board of Directors authorized the repurchase of up to an additional 5% of TCF’s common stock, or 6.7 million shares. At December 31, 2005, TCF had 6.7 million shares remaining in its stock repurchase programs authorized by its Board of Directors. For the year ended December 31, 2005, average total equity to average assets was 7.43%, compared with 7.94% for the year ended December 31, 2004. Dividends paid to common shareholders on a per share basis totaled 85 cents in 2005, an increase of 13.3% from 75 cents in 2004. TCF’s dividend payout ratio was 42.5% in 2005 and 40.3% in 2004. The Company’s primary funding sources for common dividends are dividends received from its subsidiary bank. At December 31, 2005, TCF Financial and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency. See Notes 14 and 15 of Notes to Consolidated Financial Statements. TCF has used stock options as a form of employee compensation to a limited extent in prior years. At December 31, 2005, the number of incentive stock options outstanding was 259,800, or .19%, of total shares outstanding.

Summary of Critical Accounting Estimates Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, mortgage servicing rights, income taxes, lease financings and pension liability and expenses. See Note 1 of Notes to Consolidated Financial Statements for further discussion of critical accounting estimates.

Recent Accounting Developments In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 carries forward the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. TCF expects no significant effect on TCF financial statements as a result of the adoption of this statement.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment which revised SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and related implementation guidance and amends SFAS No. 95,

Statement of Cash Flows. It requires that all stock-based compensation now be measured at fair value and recognized as expense in the income statement. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the Statement of Cash Flows. Various other changes are also required. This Statement is effective for TCF beginning January 1, 2006. TCF adopted the recognition provisions of SFAS 123 in January 2000. TCF expects no significant effect on TCF financial statements as a result of the adoption of this Statement.

Fourth Quarter Summary In the fourth quarter of 2005, TCF reported net income of $65.5 million, compared with $67.4 million in the fourth quarter of 2004. Diluted earnings per common share was 50 cents for the fourth quarter of 2005, unchanged from the same 2004 period. TCF opened 13 new branches in the fourth quarter of 2005, consisting of nine traditional branches, three supermarket branches and one campus branch.

Net interest income was $129.3 million and $126.5 million for the quarter ended December 31, 2005 and 2004, respectively. The net interest margin was 4.31% and 4.56% for the fourth quarter of 2005 and 2004, respectively. TCF’s net interest income increased by $2.8 million, or 2.2% over the fourth quarter of 2004. Of this increase in net interest income, $9.5 million was due to volume changes, partially offset by a decrease of $6.7 million due to interest rate changes.

TCF provided $3.6 million for credit losses in the fourth quarter of 2005, compared with $4.1 million in the fourth quarter of 2004. Net loan and lease charge-offs were $2.3 million, or .09% of average loans and leases outstanding, compared with $3.2 million, or ..14% of average loans and leases outstanding during the same 2004 period.

Non-interest income decreased $7.4 million, or 5.6%, during the fourth quarter of 2005 to $125 million. Banking fees and other revenue increased $2.2 million, or 2.3%, over the fourth quarter of 2004. Card revenues, included in banking fees and other revenue, totaled $21.4 million for the fourth quarter of 2005, up $3.8 million, or 21.6% over the same quarter in 2004. The increase was primarily due to increased customer transaction volumes and related fees. Leasing and equipment finance revenues were down $5.6 million, or 26.8%, over the fourth quarter of 2004, primarily due to decreases in sales-type lease revenues.

Non-interest expense increased $4.2 million, or 2.7%, in the fourth quarter of 2005 to $158.5 million. Compensation and employee benefits decreased $3.6 million, or 4.2%, from the fourth quarter of 2004, primarily driven by a $3.8 million decrease in incentive compensation. Occupancy and equipment expenses increased $2.8 million, or 11%, from the fourth quarter of 2004, with $936 thousand relating to costs associated with new branch expansion.

In the fourth quarter of 2005, the effective income tax rate was 28.91% of income before tax expense compared with 32.96% for the fourth quarter of 2004. The lower effective tax rate for the fourth quarter of 2005, compared with the fourth quarter of 2004, was primarily due to the closing of certain previous years’ tax returns, clarification of existing state tax legislation and developments in income tax audits.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

Pursuant to Section 303A.12 of the New York Stock Exchange (“NYSE”) Listed Company Manual, TCF’s Chief Executive Officer submitted a certification to the NYSE on May 18, 2005 indicating that he was not aware of any violation by TCF of the NYSE’s Corporate Governance listing standards.

Forward-Looking Information

This annual report on Form 10-K and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards or monetary, fiscal or tax policies of the federal or state governments; adverse findings in tax audits or regulatory examinations; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets; the risk that TCF could be unable to effectively manage the volatility of its mortgage servicing portfolio, which could adversely affect earnings; and results of litigation, including reductions in card revenues resulting from litigation brought by various merchants or merchant organizations against Visa; or other significant uncertainties. Investors should consult TCF’s Annual Report to Shareholders and reports on Forms 10-K, 10-Q and 8-K for additional important information about the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage interest-rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks, the Company considers interest-rate risk to be its most significant market risk. See “Item 1A. Risk Factors – Operational Risk Management” for further discussion. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. The mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. TCF, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices (e.g., the prime rate).

TCF’s Asset/Liability Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income, relative to a base case scenario. Net interest income simulation involves forecasting under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At December 31, 2005, net interest income is estimated to increase by 1.4%, compared with the base case scenario, over the next twelve months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points. In the event short- and long-term interest rates were to decline by 100 basis points, net interest income is estimated to decrease by 2.4%, compared with the base case scenario, over the next twelve months.

Management exercises its best judgment in making assumptions regarding loan prepayments, deposit withdrawals, calls on wholesale borrowings and other non-controllable events in estimating TCF’s exposure to changes in interest rates. These assumptions are inherently uncertain and, as a result, the simulation models cannot precisely estimate net interest income or precisely predict the impact of a change in interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

In addition to the net interest income simulation model, management utilizes an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities repricing within a given period). While the interest rate gap measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption (large changes may occur related to these items), the interest rate gap represents the net asset or liability sensitivity at a point in time. An interest rate gap measure could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, or a rise or decline in interest rates.

TCF’s one-year interest rate gap was a positive $318.4 million, or 2.4% of total assets at December 31, 2005, compared with a positive $585.3 million, or 4.7% of total assets at December 31, 2004. A positive interest rate gap position exists when the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period exceeds the amount of interest-bearing liabilities maturing or repricing. The decrease in the gap position compared with December 31, 2004 was primarily due to a decrease in variable-rate loans, a decrease in assumed prepayments on fixed- and adjustable-rate loans and investments, and an increase in rate-sensitive deposits, partially offset by the extensions of long-term borrowings.

Since December 31, 2004, short-term interest rates have increased approximately 200 basis points, while the 10-year Treasury rate has increased only about 15 basis points. This flattening of the yield curve has resulted in a change in TCF loan customer preference toward fixed-rate loans versus variable-rate loans, including both new loan originations and refinancing of existing variable-rate loans to fixed-rate loans. As a result, fixed-rate loans have increased and variable-rate loans have decreased. In response to this changing mix of assets, management extended $200 million of borrowings in the first quarter of 2005, $300 million in the third quarter and $1.1 billion in the fourth quarter. If interest rates remain at current levels, TCF could experience continued compression of its net interest margin due primarily to the ongoing shift of higher yielding variable-rate loans to lower yielding fixed-rate loans and lower-cost deposits to higher-cost deposits. If interest rates fall, TCF could experience an increase in prepayments of fixed-rate mortgage-backed securities, residential real estate loans, consumer loans and commercial real estate loans, causing further compression of its net interest margin. An increase in long-term interest rates would likely have a favorable impact on TCF’s net interest income, but may be partially diminished by an adverse impact on TCF’s deposit account balances, if customers transfer some of their funds to higher interest rate deposit products or other investments, resulting in an increase in the total cost of funds for TCF.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $5.4 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2005, by approximately $903 million, or 128.8%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2005, by approximately $235 million, or 33.5%, in the first year.

The following table summarizes TCF’s interest-rate gap position at December 31, 2005:

	Maturity/Rate Sensitivity
	Within	30 Days to	6 Months to
(Dollars in thousands)	30 Days	6 Months	1 Year	1 to 3 Years	3+ Years	Total
Interest-earning assets:
Loans held for sale	$228,933	$—	$—	$—	$887	$229,820
Securities available for sale (1)	9,807	56,274	81,639	338,180	1,162,715	1,648,615
Real estate loans (1)	17,948	94,168	109,929	197,327	351,069	770,441
Leasing and equipment finance (1)	64,412	275,551	283,196	633,341	247,294	1,503,794
Other loans (1)	3,136,356	367,208	453,718	1,567,823	2,395,212	7,920,317
Investments	532	58,764	—	—	20,647	79,943
Total	3,457,988	851,965	928,482	2,736,671	4,177,824	12,152,930
Interest-bearing liabilities:
Checking deposits (2)	665,615	238,358	250,353	739,419	2,386,108	4,279,853
Savings deposits (2)	751,246	138,088	143,365	436,557	768,948	2,238,204
Money market deposits (2)	214,801	93,228	87,258	171,971	109,759	677,017
Certificates of deposit	194,928	739,779	597,635	326,576	56,702	1,915,620
Short-term borrowings	472,126	—	—	—	—	472,126
Long-term borrowings (3)	302,722	17,973	12,596	227,561	1,950,158	2,511,010
Total	2,601,438	1,227,426	1,091,207	1,902,084	5,271,675	12,093,830
Interest-earning assets over (under) interest-bearing liabilities	856,550	(375,461)	(162,725)	834,587	(1,093,851)	59,100
Cumulative gap	$856,550	$481,089	$318,364	$1,152,951	$59,100	$59,100
Cumulative gap as a percentage of total assets:
At December 31, 2005	6%	4%	2%	9%	—%	1%

(1)         Based upon contractual maturity, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon experience and third-party projections.

(2)         Includes non-interest bearing deposits. While management believes that the deposit runoff and repricing assumptions are reasonable, no assurance can be given that amounts on deposit in checking, savings, and money market accounts will not significantly change or be repriced in the event of a general change in interest rates.

(3)         Includes $1.8 billion of callable borrowings. At December 31, 2005, the contract rates on all callable borrowings exceeded current market rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TCF Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TCF Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Minneapolis, Minnesota
February 16, 2006

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except share data)	2005	2004

Assets
Cash and due from banks	$374,701	$359,798
Investments	79,943	103,226
Securities available for sale	1,648,615	1,619,941
Loans held for sale	229,820	154,279
Loans and leases:
Consumer home equity and other	5,187,584	4,418,588
Commercial real estate	2,297,500	2,154,396
Commercial business	435,233	424,135
Leasing and equipment finance	1,503,794	1,375,372
Subtotal	9,424,111	8,372,491
Residential real estate	770,441	1,014,166
Total loans and leases	10,194,552	9,386,657
Allowance for loan and lease losses	(60,396)	(79,878)
Net loans and leases	10,134,156	9,306,779
Premises and equipment	365,146	326,667
Goodwill	152,599	152,599
Mortgage servicing rights	37,334	46,442
Other assets	343,046	270,836
Total assets	$13,365,360	$12,340,567

Liabilities and Stockholders’ Equity
Deposits:
Checking	$4,279,853	$3,905,987
Savings	2,238,204	1,927,872
Money market	677,017	659,686
Certificates of deposit	1,915,620	1,468,650
Total deposits	9,110,694	7,962,195
Short-term borrowings	472,126	1,056,111
Long-term borrowings	2,511,010	2,048,492
Total borrowings	2,983,136	3,104,603
Accrued expenses and other liabilities	273,058	315,351
Total liabilities	12,366,888	11,382,149
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 184,386,193 and 184,939,094 shares issued	1,844	1,849
Additional paid-in capital	497,270	518,741
Retained earnings, subject to certain restrictions	1,536,611	1,385,760
Accumulated other comprehensive loss	(21,215)	(1,415)
Treasury stock at cost, 50,609,970 and 47,752,934 shares, and other	(1,016,038)	(946,517)
Total stockholders’ equity	998,472	958,418
Total liabilities and stockholders’ equity	$13,365,360	$12,340,567

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2005	2004	2003

Interest income:
Loans and leases	$636,172	$527,178	$513,171
Securities available for sale	81,479	80,643	103,821
Loans held for sale	10,921	11,533	20,016
Investments	3,450	3,455	4,511
Total interest income	732,022	622,809	641,519

Interest expense:
Deposits	97,406	42,581	56,795
Borrowings	116,926	88,337	103,579
Total interest expense	214,332	130,918	160,374
Net interest income	517,690	491,891	481,145
Provision for credit losses	5,022	10,947	12,532
Net interest income after provision for credit losses	512,668	480,944	468,613

Non-interest income:
Fees and service charges	258,779	271,259	247,456
Card revenue	79,803	63,463	52,991
ATM revenue	40,730	42,935	43,623
Investments and insurance revenue	10,665	12,558	13,901
Subtotal	389,977	390,215	357,971
Leasing and equipment finance	47,387	50,323	51,088
Mortgage banking	5,578	12,960	12,719
Other	24,717	14,113	9,014
Fees and other revenue	467,659	467,611	430,792
Gains on sales of securities available for sale	10,671	22,600	32,832
Losses on termination of debt	—	—	(44,345)
Total non-interest income	478,330	490,211	419,279

Non-interest expense:
Compensation and employee benefits	326,526	322,824	302,804
Occupancy and equipment	103,900	95,617	88,423
Advertising and promotions	25,691	26,353	25,536
Deposit account losses	20,473	22,369	18,820
Other	133,998	119,516	124,526
Total non-interest expense	610,588	586,679	560,109
Income before income tax expense	380,410	384,476	327,783
Income tax expense	115,278	129,483	111,905
Net income	$265,132	$254,993	$215,878

Net income per common share:
Basic	$2.00	$1.87	$1.53
Diluted	$2.00	$1.86	$1.53
Dividends declared per common share	$.85	$.75	$.65

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

					Accumulated
	Number of				Other
	Common		Additional		Comprehensive	Treasury
	Shares	Common	Paid-in	Retained	Income	Stock
(Dollars in thousands)	Issued	Stock	Capital	Earnings	(Loss)	and Other	Total

Balance, December 31, 2002	185,277,874	$926	$518,813	$1,111,955	$46,102	$(700,776)	$977,020
Comprehensive income (loss):
Net income	—	—	—	215,878	—	—	215,878
Other comprehensive loss	—	—	—	—	(40,450)	—	(40,450)
Comprehensive income (loss)	—	—	—	215,878	(40,450)	—	175,428
Dividends on common stock	—	—	—	(93,029)	—	—	(93,029)
Repurchase of 6,918,980 shares	—	—	—	—	—	(150,356)	(150,356)
Issuance of 285,474 shares	—	—	1,704	—	—	(1,704)	—
Cancellation of shares	(214,540)	(1)	(2,803)	—	—	2,371	(433)
Cancellation of shares for tax withholding	(36,624)	—	(795)	—	—	—	(795)
Amortization of stock compensation	—	—	—	—	—	9,701	9,701
Exercise of stock options, 125,558 shares	—	—	(538)	—	—	2,058	1,520
Stock compensation tax benefits	—	—	1,802	—	—	—	1,802
Change in shares held in trust for deferred compensation plans, at cost	—	—	695	—	—	(695)	—

Balance, December 31, 2003	185,026,710	925	518,878	1,234,804	5,652	(839,401)	920,858
Comprehensive income (loss):
Net income	—	—	—	254,993	—	—	254,993
Other comprehensive loss	—	—	—	—	(7,067)	—	(7,067)
Comprehensive income (loss)	—	—	—	254,993	(7,067)	—	247,926
Dividends on common stock	—	—	—	(104,037)	—	—	(104,037)
Stock split	—	925	(925)	—	—	—	—
Repurchase of 3,984,890 shares	—	—	—	—	—	(116,134)	(116,134)
Issuance of 150,174 shares	—	—	1,618	—	—	(1,618)	—
Cancellation of shares	(62,980)	(1)	(1,380)	—	—	835	(546)
Cancellation of shares for tax withholding	(24,636)	—	(675)	—	—	—	(675)
Amortization of stock compensation	—	—	—	—	—	6,905	6,905
Exercise of stock options, 155,832 shares	—	—	(689)	—	—	2,685	1,996
Stock compensation tax benefits	—	—	2,242	—	—	—	2,242
Change in shares held in trust for deferred compensation plans, at cost	—	—	(328)	—	—	211	(117)

Balance, December 31, 2004	184,939,094	1,849	518,741	1,385,760	(1,415)	(946,517)	958,418
Comprehensive income (loss):
Net income	—	—	—	265,132	—	—	265,132
Other comprehensive loss	—	—	—	—	(19,800)	—	(19,800)
Comprehensive income (loss)	—	—	—	265,132	(19,800)	—	245,332
Dividends on common stock	—	—	—	(114,543)	—	—	(114,543)
Repurchase of 3,450,000 shares	—	—	—	—	—	(93,499)	(93,499)
Issuance of 526,900 shares	—	—	4,981	—	—	(4,981)	—
Cancellation of shares	(114,004)	(1)	(2,759)	262	—	1,622	(876)
Cancellation of shares for tax withholding	(438,897)	(4)	(13,479)	—	—	—	(13,483)
Amortization of stock compensation	—	—	—	—	—	5,830	5,830
Exercise of stock options, 66,064 shares	—	—	(648)	—	—	1,225	577
Stock compensation tax benefits	—	—	10,716	—	—	—	10,716
Change in shares held in trust for deferred compensation plans, at cost	—	—	(20,282)	—	—	20,282	—
Balance, December 31, 2005	184,386,193	$1,844	$497,270	$1,536,611	$(21,215)	$(1,016,038)	$998,472

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$265,132	$254,993	$215,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,039	39,996	39,478
Mortgage servicing rights amortization and impairment	9,108	14,591	44,833
Provision for credit losses	5,022	10,947	12,532
Proceeds from sales of loans held for sale	102,491	1,051,276	2,944,298
Principal collected on loans held for sale	13,152	8,090	8,913
Originations and purchases of loans held for sale	(191,061)	(879,450)	(2,816,960)
Net increase in other assets and accrued expenses and other liabilities	(75,573)	(31,265)	(14,913)
Gains on sales of assets	(24,061)	(23,306)	(32,832)
Losses on termination of debt	—	—	44,345
Other, net	1,791	(3,299)	(8,655)
Total adjustments	(112,092)	187,580	221,039
Net cash provided by operating activities	153,040	442,573	436,917

Cash flows from investing activities:
Principal collected on loans and leases	4,438,169	3,833,653	4,343,655
Originations and purchases of loans	(4,532,671)	(4,183,611)	(4,108,727)
Purchases of lease financing receivables	—	—	(58,421)
Purchases of equipment for lease financing	(828,304)	(703,712)	(510,140)
Proceeds from sales of securities available for sale	1,017,711	1,437,066	849,333
Proceeds from maturities and principal collected on securities available for sale	247,152	347,304	881,885
Purchases of securities available for sale	(1,314,638)	(1,911,905)	(871,559)
Purchases of Federal Home Loan Bank stock	(53,876)	(53,344)	(5,237)
Proceeds from redemptions of Federal Home Loan Bank stock	75,952	23,202	84,544
Proceeds from sales of real estate owned	22,496	40,654	26,186
Acquisitions, net of cash acquired	—	(4,326)	—
Purchases of premises and equipment	(86,900)	(77,788)	(69,782)
Proceeds from sales of premises and equipment	28,250	1,915	4,018
Sales of deposits, net of cash paid	(16,542)	—	—
Other, net	5,292	363	(22,556)
Net cash (used) provided by investing activities	(997,909)	(1,250,529)	543,199

Cash flows from financing activities:
Net increase (decrease) in deposits	1,166,379	350,446	(98,239)
Net (decrease) increase in short-term borrowings	(583,985)	(629,510)	36,361
Proceeds from long-term borrowings	1,687,308	2,800,614	425,469
Payments on long-term borrowings	(1,203,086)	(1,505,847)	(1,147,876)
Purchases of common stock	(93,499)	(116,134)	(150,356)
Dividends paid on common stock	(114,543)	(104,037)	(93,029)
Other, net	1,198	2,168	1,211
Net cash provided (used) by financing activities	859,772	797,700	(1,026,459)
Net increase (decrease) in cash and due from banks	14,903	(10,256)	(46,343)
Cash and due from banks at beginning of year	359,798	370,054	416,397
Cash and due from banks at end of year	$374,701	$359,798	$370,054

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$200,246	$126,228	$157,751
Income taxes	$151,161	$145,716	$139,120
Transfer of loans and leases to other assets	$26,574	$23,963	$44,292

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of TCF Financial Corporation and its wholly owned subsidiaries. TCF Financial Corporation (“TCF” or the “Company”) is a Delaware national financial holding company engaged primarily in community banking and leasing and equipment finance through its wholly owned subsidiary, TCF Bank. TCF Bank owns leasing and equipment finance, mortgage banking, securities brokerage and investment and insurance sales, and Real Estate Investment Trust (“REIT”) subsidiaries. These subsidiaries are consolidated with TCF Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. For Consolidated Statements of Cash Flows purposes, cash and cash equivalents include cash and due from banks.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates.

Policies Related to Critical Accounting Estimates

Summary of Critical Accounting Estimates Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, mortgage servicing rights, lease financings, pension liability and expenses and income taxes. Critical accounting policies are discussed with and reviewed by TCF’s Audit Committee.

Allowance for Loan and Lease Losses The allowance for loan and lease losses is maintained at a level believed to be appropriate by management to provide for probable loan and lease losses inherent in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Management’s judgement as to the amount of the allowance is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, geographic location and prevailing economic conditions. Additionally, the level of impaired and non-performing assets, historical net charge-off amounts, delinquencies in the loan and lease portfolios, values of underlying loan and lease collateral and other relevant factors are reviewed to determine the amount of the allowance. In 2005, TCF refined its allowance for loan and lease losses allocation methodology resulting in an allocation of the entire allowance for loan and lease losses to the individual loan and lease portfolios. This change resulted in the allocation of the previous unallocated portion of the allowance for loan and lease losses. Impaired loans include all non-accrual and restructured commercial real estate and commercial business loans and equipment finance loans. Consumer loans, residential real estate loans and leases are excluded from the definition of an impaired loan. Loan impairment is measured as the present value of the expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the collateral for collateral-dependent loans. Consumer loans, residential loans, smaller-balance commercial loans and leases and equipment finance loans are segregated by loan type and sub-type, and are evaluated on a pool basis. Loans and leases are charged off to the extent they are deemed to be uncollectible. The amount of the allowance for loan and lease losses is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known.

Mortgage Servicing Rights TCF records a mortgage servicing rights asset for its right to service mortgage loans it has sold to third parties, but continues to service for a fee. The total cost of loans sold is allocated between the loans sold and the servicing rights retained based on the relative fair values of each. Mortgage servicing rights are initially recorded at cost and are subsequently carried at the lower of cost, adjusted for amortization, or estimated fair value. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income.

TCF periodically evaluates its capitalized mortgage servicing rights for impairment. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The fair value of mortgage servicing rights is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rate of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights.

Adjustments to the mortgage servicing rights valuation allowance for other than permanent impairment are recorded in mortgage banking revenues. Permanent impairment is recognized as a reduction in the capitalized mortgage servicing rights and a charge to the related valuation allowance.

Lease Financing TCF provides various types of lease financing that are classified for accounting purposes as either direct financing, sales-type, leveraged or operating leases. Leases that transfer substantially all of the benefits and risks of equipment ownership to the lessee are classified as direct financing or sales-type leases and are included in loans and leases. Direct financing and sales-type leases are carried at the combined present value of the future minimum lease payments and the lease residual value. Investments in leveraged leases are the sum of all lease payments (less non-recourse debt payments) plus estimated residual values, less unearned income. The determination of the lease classification requires various judgments and estimates by management including the fair value of the equipment at lease inception, useful life of the equipment under lease, and collectability of minimum lease payments.

Sales-type leases generate dealer profit which is recognized at lease inception by recording lease revenue net of the lease cost. Lease revenue consists of the present value of the future minimum lease payments discounted at the rate implicit in the lease. Lease cost consists of the leased equipment’s book value, less the present value of its residual. The revenues associated with other types of leases are recognized over the term of the underlying leases. Interest income on direct financing and sales-type leases is recognized using methods which approximate a level yield over the fixed, non-cancelable term of the leases. TCF receives pro-rata rent payments for the variable interim period until the lease contract commences and the fixed, non-cancelable, lease term begins. TCF recognizes these interim payments in the month they are earned and records the income in interest income on direct finance leases. Income from leveraged leases is recognized using a method which approximates a level yield over the term of the leases based on the unrecovered equity investment. Management has policies and procedures in place for the determination of lease classification and review of the related judgments and estimates for all lease financings.

Additionally, some lease financings include a residual value component, which represents the estimated fair value of the leased equipment at the expiration of the initial term of the transaction. The estimation of residual values involves judgments regarding product and technology changes, customer behavior, shifts in supply and demand and other economic assumptions. These estimates are reviewed at least annually and downward adjustments, if necessary, are charged to non-interest expense in the periods in which they become known.

Leases which do not transfer substantially all benefits and risks of ownership are classified as operating leases. Operating leases represent a rental agreement where ownership of the underlying equipment resides with the lessor. Such leased equipment and related initial direct costs are included in other assets on the balance sheet and is depreciated on a straight-line basis over the term of the lease to estimated salvage value. Depreciation expense is recorded as operating lease expense in other non-interest expense. Operating lease rental income is recognized when it is due according to the provisions of the lease and is recorded as a component of non-interest income. No reserves for lease losses are carried on operating leases.

Pension Plan As summarized in Note 17, TCF provides pension benefits to eligible employees in the TCF Cash Balance Pension Plan. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 87 “Employers’ Accounting for Pensions,” the Company does not consolidate the assets and liabilities associated with the pension plan.

The measurement of the projected benefit obligation, prepaid pension asset and annual pension expense involves complex actuarial valuation methods and the use of actuarial and economic assumptions. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from the actuarial-based estimates. Differences between estimates and actual experience are required to be deferred and under certain circumstances amortized over the future expected working lifetime of plan participants. As a result, these differences are not recognized when they occur. TCF closely monitors all assumptions and updates them annually.

Income Taxes Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions is uncertain. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefit of tax positions are recorded in income tax expense in the consolidated financial statements net of the estimates of ultimate amounts due or owed including any applicable interest and penalties. Changes in the estimated amounts due or owed may result from closing of tax returns, new legislation or clarification of existing legislation, through government pronouncements or the courts, and through the examination process.

Other Significant Accounting Policies

Investments Investments are carried at cost, adjusted for amortization of premiums or accretion of discounts, using methods which approximate a level yield. TCF periodically evaluates investments for other than temporary impairment.

Securities Available for Sale Securities available for sale are carried at fair value with the unrealized holding gains or losses, net of related deferred income taxes, reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis and gains or losses on sales of securities available for sale are recognized on trade dates. Declines in the value of securities available for sale that are considered other than temporary are recorded in non-interest income as a loss on securities available for sale. Discounts and premiums on securities available for sale are amortized using methods which approximate a level yield over the life of the security.

Loans Held for Sale Loans held for sale includes education loans and, prior to December 31, 2004, residential mortgage loans. Education loans held for sale are carried at the lower of cost or market. Residential mortgage loans held for sale are carried at the lower of cost or market as adjusted for the effects of fair value hedges using quoted market prices. See Note 18 for additional information concerning derivative instruments and hedging activities. Net fees and costs associated with originating and acquiring loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans held for sale. Gains on sales are recorded at the settlement date and cost is determined on a specific identification basis.

Loans and Leases Net fees and costs associated with originating and acquiring loans and leases are deferred and amortized over the lives of the assets. The net fees and costs for sales-type leases are offset against revenues recorded at the commencement of sales-type leases. Discounts and premiums on loans purchased, net deferred fees and costs, unearned discounts and finance charges, and unearned lease income are amortized using methods which approximate a level yield over the estimated remaining lives of the loans and leases.

Loans and leases, including loans that are considered to be impaired, are reviewed regularly by management and are placed on non-accrual status when the collection of interest or principal is 90 days or more past due (150 days or six payments or more past due for loans secured by residential real estate), unless the loan or lease is adequately secured and in the process of collection. For borrowers with loans secured by residential real estate that have declared bankruptcy, loans are placed on non-accrual status at 90 days or four payments or more past due or after a partial charge-off. When a loan or lease is placed on non-accrual status, uncollected interest accrued in prior years is charged off against the allowance for loan and lease losses. Interest accrued in the current year is reversed. For those non-accrual leases that have been funded on a non-recourse basis by third-party financial institutions, the related debt is also placed on non-accrual status. Interest payments received on non-accrual loans and leases are generally applied to principal unless the remaining principal balance has been determined to be fully collectible.

Premises and Equipment Premises and equipment, including leasehold improvements, are carried at cost and are depreciated or amortized on a straight-line basis over their estimated useful lives of owned assets and for leasehold improvements over the estimated useful life of the related asset or the lease term, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Rent expense for leased land with facilities is recognized in occupancy and equipment expense. Rent expense for leases with free rent periods or scheduled rent increases is recognized on a straight-line basis over the lease term.

Other Real Estate Owned Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell at the date of transfer to other real estate owned. The fair value of other real estate is determined through independent third-party appraisals, automated valuation methods or broker opinions. At the time a loan is transferred to other real estate owned, any carrying amount in excess of the fair value less estimated costs to sell the property is charged off to the allowance for loan and lease losses. Subsequently, should the fair value of an asset less the estimated costs to sell decline to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in other non-interest expense. Net operating expenses of properties and recoveries, and gains and losses on sales of other real estate owned are also recorded in other non-interest expense.

Investments in Affordable Housing Limited Partnerships Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. TCF generally utilizes the effective yield method to account for these investments with the tax credits net of the amortization of the investment reflected in the Consolidated Statements of Income as a reduction of income tax expense. However, depending on circumstances, the equity or cost methods may be utilized. The amount of the investment along with any unfunded equity contributions which are unconditional and legally binding are recorded in other assets. A liability for the unfunded equity contributions is recorded in other liabilities. At December 31, 2005, TCF’s investments in affordable housing limited partnerships were $47 million, compared with $49 million at December 31, 2004 and were recorded in other assets.

Four of these investments in affordable housing limited partnerships are considered variable interest entities. These partnerships are not consolidated with TCF. As of December 31, 2005 and 2004, the carrying amount of these four investments was $43.7 million and $46.7 million, respectively. These amounts included $2.3 million and $13.9 million of unconditional unfunded equity contributions as of December 31, 2005 and 2004, respectively, which are recorded in other liabilities. Thus, the maximum exposure to loss on these four investments was $43.7 million at December 31, 2005; however, the general partner of these partnerships provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by a AA creditrated company and significantly limit any risk of loss.

Intangible Assets Goodwill is tested for impairment annually. Deposit base intangibles are amortized over 10 years on an accelerated basis. The Company reviews the recoverability of the carrying values of these assets whenever an event occurs indicating that they may be impaired.

Stock-Based Compensation The fair value of restricted stock is recorded as unearned compensation in stockholders’ equity on the date of grant and amortized to compensation expense over the longer of the service period or performance period, but in no event beyond an employee’s retirement date. For performance-based restricted stock, TCF estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. Non-forfeitable dividends are recorded to retained earnings for shares of restricted stock which are expected to vest and to compensation expense for shares of restricted stock which are not expected to vest.

Income tax benefits related to stock compensation in excess of grant date fair value are recognized as an increase to additional paid in capital upon vesting and delivery of the stock. Any income tax benefits that are less than grant date fair value would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then as compensation expense for the remaining amount. See Note 16 for additional information concerning stock-based compensation.

Deposit Account Losses Deposit account losses include a variety of losses related to deposit taking activities including overdrafts, external fraud and forgery and other deposit processing losses. Deposit account losses also include restitution received from customers, net of any related outside collection agency fees. Losses on uncollectible overdrafts are reported as deposit account losses in non-interest expense within 60 days from the date of overdraft. Uncollectible deposit fees are reversed against fees and service charges.

Note 2. Cash and Due from Banks

At December 31, 2005, TCF was required by Federal Reserve Board regulations to maintain reserve balances of $77.7 million in cash on hand or at the Federal Reserve Bank.

Note 3. Investments

The carrying values of investments, which approximate their fair values, consist of the following:

	At December 31,
(In thousands)	2005	2004
Federal Home Loan Bank stock, at cost:
Des Moines	$53,970	$76,090
Chicago	4,644	4,600
Topeka	151	151
Subtotal	58,765	80,841
Federal Reserve Bank stock, at cost	20,646	21,865
Interest-bearing deposits with banks	532	520
Total investments	$79,943	$103,226

The investments in FHLB stock are required investments related to TCF’s borrowings from these banks. All new FHLB borrowing activity since 2000 is done with the FHLB of Des Moines. FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank System. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each others debt. Therefore, TCF’s investments in these banks could be adversely impacted by the operations of the other FHLBs.

The carrying values and yields on investments at December 31, 2005, by contractual maturity, are shown below:

	Carrying
(Dollars in thousands)	Value	Yield
Due in one year or less	$532	2.12%
No stated maturity (1)	79,411	3.69
Total	$79,943	3.68

(1) Balance represents Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock, required regulatory investments.

Note 4. Securities Available for Sale

Securities available for sale consist of the following:

	At December 31,
	2005				2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
Federal agencies	$1,675,203	$874	$(33,921)	$1,642,156	$1,614,513	$2,045	$(4,034)	$1,612,524
Other	5,655	—	(196)	5,459	6,639	—	(222)	6,417
Other securities	1,000	—	—	1,000	1,000	—	—	1,000
Total	$1,681,858	$874	$(34,117)	$1,648,615	$1,622,152	$2,045	$(4,256)	$1,619,941
Weighted-average yield	5.26%				5.13%

Gross gains of $10.7 million, $22.6 million and $32.8 million were recognized on sales of securities available for sale during 2005, 2004 and 2003, respectively. Mortgage-backed securities aggregating $1.5 billion and $1.4 billion were pledged as collateral to secure certain deposits and borrowings at December 31, 2005 and 2004, respectively (see Notes 11 and 12 for additional information).

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005. Unrealized losses on securities available for sale are due to interest rates and not due to credit quality issues. TCF has the ability and intent to hold these investments until a recovery of fair value. Accordingly, TCF has concluded that the unrealized losses are temporary and no impairment has occurred at December 31, 2005.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
Federal agencies	$1,375,282	$(31,250)	$64,769	$(2,671)	$1,440,051	$(33,921)
Other	—	—	4,712	(196)	4,712	(196)
Total	$1,375,282	$(31,250)	$69,481	$(2,867)	$1,444,763	$(34,117)

Note 5. Loans and Leases

Loans and leases consist of the following:

	At December 31,		Percentage
(Dollars in thousands)	2005	2004	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$3,375,378	$2,894,174	16.6%
Junior lien	1,773,310	1,487,583	19.2
Total consumer home equity	5,148,688	4,381,757	17.5
Other	38,896	36,831	5.6
Total consumer home equity and other	5,187,584	4,418,588	17.4
Commercial:
Commercial real estate:
Permanent	2,117,953	1,958,378	8.1
Construction and development	179,547	196,018	(8.4)
Total commercial real estate	2,297,500	2,154,396	6.6
Commercial business	435,233	424,135	2.6
Total commercial	2,732,733	2,578,531	6.0
Leasing and equipment finance:
Equipment finance loans	387,171	334,352	15.8
Lease financings:
Direct financing leases	1,180,370	1,067,845	10.5
Sales-type leases	18,495	22,742	(18.7)
Lease residuals, excluding leveraged lease	32,882	35,163	(6.5)
Unearned income and deferred lease costs	(115,124)	(103,516)	(11.2)
Investment in leveraged lease	—	18,786	(100.0)
Total lease financings	1,116,623	1,041,020	7.3
Total leasing and equipment finance	1,503,794	1,375,372	9.3
Total consumer, commercial and leasing and equipment finance	9,424,111	8,372,491	12.6
Residential real estate	770,441	1,014,166	(24.0)
Total loans and leases	$10,194,552	$9,386,657	8.6

The aggregate amount of loans to non-management directors of TCF and their related interests was $55.4 million and $56.5 million at December 31, 2005 and 2004, respectively. During 2005, $6.3 million of new loans were made, repayments of loans totaled $7.4 million and there were no changes due to the composition of outside directors and their related interests. All loans to outside directors and their related interests were made in the ordinary course of business on normal credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate amount of loans to executive officers of TCF was $115 thousand at December 31, 2005 and 2004. In the opinion of management, the above mentioned loans to outside directors and their related interests and executive officers do not represent more than a normal risk of collection.

At December 31, 2004, TCF had an investment in a leveraged lease of a Boeing 767-300 aircraft leased to Delta Airlines, Inc. (“Delta”). Delta declared bankruptcy on September 14, 2005, and TCF charged off its $18.8 million investment in the related leveraged lease in the third quarter of 2005.

Future minimum lease payments for direct financing and sales-type leases as of December 31, 2005 are as follows:

(In thousands)	Total
2006	$448,501
2007	316,195
2008	202,037
2009	112,964
2010	49,899
Thereafter	16,596
Total	$1,146,192

Note 6. Allowance for Loan and Lease Losses

Following is a summary of the allowance for loan and lease losses and selected statistics:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Balance at beginning of year	$79,878	$76,619	$77,008
Provision for credit losses	5,022	10,947	12,532
Charge-offs	(30,384)	(14,247)	(16,369)
Recoveries	5,880	4,768	3,448
Net charge-offs	(24,504)	(9,479)	(12,921)
Acquired allowance	—	1,791	—
Balance at end of year	$60,396	$79,878	$76,619
Net charge-offs as a percentage of average loans and leases	.25%	.11%	.16%
Allowance for loan and lease losses as a percentage of total loans and leases at year end	.59	.85	.92

Information relating to impaired loans and non-accrual loans and leases is as follows:

	At or For the Year Ended December 31,
(In thousands)	2005	2004	2003
Impaired loans:
Balance, at year-end	$3,791	$8,092	$9,133
Related allowance for loan losses, at year-end (1)	1,642	3,668	4,456
Average impaired loans	5,345	9,840	10,770
Interest income recognized on impaired loans (cash basis)	76	108	27
Other non-accrual loans and leases:
Balance, at year-end	25,857	38,786	26,273
Interest income recognized on non-accrual loans and leases (cash basis)	960	1,409	756
Contractual interest on non-accrual loans and leases(2)	2,900	3,881	3,271

(1)         There were no impaired loans at December 31, 2005, 2004 and 2003 which did not have a related allowance for loan losses.

(2)         Represents interest which would have been recorded had the loans and leases performed in accordance with their original terms.

At December 31, 2005, 2004 and 2003, TCF had no material loans outstanding with terms that had been modified in troubled debt restructurings. There were no material commitments to lend additional funds to customers whose loans or leases were classified as non-accrual at December 31, 2005. At December 31, 2005, accruing loans and leases delinquent for 90 days or more was $6.5 million, compared with $5 million at December 31, 2004.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows:

	At December 31,
(In thousands)	2005	2004
Land	$100,605	$88,227
Office buildings	194,078	201,373
Leasehold improvements	50,537	46,062
Furniture and equipment	254,450	242,389
Subtotal	599,670	578,051
Less accumulated depreciation and amortization	234,524	251,384
Total	$365,146	$326,667

TCF leases certain premises and equipment under operating leases. Net lease expense including utilities and other operating expenses was $30.2 million, $25.4 million and $23.5 million in 2005, 2004 and 2003, respectively.

At December 31, 2005, the total minimum lease commitments for operating leases were as follows:

(In thousands)
2006	$26,891
2007	22,935
2008	19,953
2009	17,832
2010	16,355
Thereafter	83,738
Total	$187,704

Note 8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized as follows:

	At December 31,
	2005			2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Mortgage servicing rights	$82,389	$45,055	$37,334	$83,668	$37,226	$46,442
Deposit base intangibles	21,180	18,594	2,586	21,180	16,935	4,245
Total	$103,569	$63,649	$39,920	$104,848	$54,161	$50,687
Unamortizable intangible assets:
Goodwill related to the banking segment	$141,245		$141,245	$141,245		$141,245
Goodwill related to the leasing segment	11,354		11,354	11,354		11,354
Total	$152,599		$152,599	$152,599		$152,599

Amortization expense for intangible assets was $11.8 million, $14.8 million and $25.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The following table shows the estimated future amortization expense for amortized intangible assets based on existing asset balances and the interest rate environment as of December 31, 2005. The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)	Mortgage	Deposit
Estimated Amortization Expense	Servicing	Base
for the Year Ended December 31,:	Rights	Intangibles	Total
2006	$7,917	$1,630	$9,547
2007	6,249	956	7,205
2008	5,096	—	5,096
2009	4,298	—	4,298
2010	3,624	—	3,624

Note 9. Mortgage Banking

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Mortgage servicing rights at beginning of year	$49,942	$54,036	$71,990
Amortization	(10,108)	(13,091)	(23,679)
Impairment write-down	(1,500)	—	(28,500)
Loan originations	—	8,997	34,225
Mortgage servicing rights at end of year	38,334	49,942	54,036
Valuation allowance at beginning of year	(3,500)	(2,000)	(9,346)
Recovery (impairment)	1,000	(1,500)	(21,154)
Impairment write-down	1,500	—	28,500
Valuation allowance at end of year	(1,000)	(3,500)	(2,000)
Mortgage servicing rights, net	$37,334	$46,442	$52,036

The following table represents the components of mortgage banking revenue:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Servicing income	$13,998	$17,349	$20,533
Less mortgage servicing:
Amortization	10,108	13,091	23,679
(Recovery) provision for impairment	(1,000)	1,500	21,154
Subtotal	9,108	14,591	44,833
Net servicing income (loss)	4,890	2,758	(24,300)
Gains on sales of loans (1)	—	8,107	33,505
Other income	688	2,095	3,514
Total mortgage banking revenue	$5,578	$12,960	$12,719

(1) Beginning in 2005, TCF’s mortgage banking business no longer originates or sells loans.

Gains on sales of loans include the changes in fair value of residential mortgage loans held for sale, loan applications in process and related forward sales contracts. At December 31, 2004 and 2005, there were no residential mortgage loans held for sale or related forward sales contracts.

At December 31, 2005, 2004 and 2003, TCF was servicing real estate loans for others with aggregate unpaid principal balances of approximately $3.4 billion, $4.5 billion and $5.1 billion, respectively. At December 31, 2005 and 2004, TCF had custodial funds of $74.1 million and $106.1 million, respectively, related to the servicing of residential real estate loans, which are included in deposits in the Consolidated Statements of Financial Condition. These custodial deposits relate primarily to mortgage servicing operations and represent funds due to investors on mortgage loans serviced by TCF and customer funds held for real estate taxes and insurance.

The estimated fair value of mortgage servicing rights included in the Consolidated Statements of Financial Condition at December 31, 2005 was approximately $45.7 million. The estimated fair value is based on estimated cash flows discounted using rates management believes are commensurate with the risks involved. Assumptions regarding prepayments, defaults and interest rates are determined using available market information.

Note 10. Deposits

Deposits are summarized as follows:

	At December 31,
	2005			2004
	Rate at		% of	Rate at		% of
(Dollars in thousands)	Year End	Amount	Total	Year End	Amount	Total
Checking:
Non-interest bearing	—%	$2,445,411	26.9%	—%	$2,378,697	29.9%
Interest bearing	1.60	1,834,442	20.1	.55	1,527,290	19.2
Total checking	.69	4,279,853	47.0	.22	3,905,987	49.1
Savings	1.77	2,238,204	24.6	.59	1,927,872	24.2
Money market	1.97	677,017	7.4	.59	659,686	8.3
Total checking, savings, and money market	1.14	7,195,074	79.0	.37	6,493,545	81.6
Certificates of deposit	3.51	1,915,620	21.0	2.11	1,468,650	18.4
Total deposits	1.64	$9,110,694	100.0%	.69	$7,962,195	100.0%

Certificates of deposit had the following remaining maturities at December 31, 2005:

(In thousands)	$100,000
Maturity	Minimum	Other	Total
0-3 months	$177,658	$320,190	$497,848
4-6 months	116,097	320,759	436,856
7-12 months	102,933	494,703	597,636
13-24 months	47,910	237,201	285,111
25-36 months	5,721	35,745	41,466
37-48 months	8,214	27,520	35,734
49-60 months	3,096	12,730	15,826
Over 60 months	902	4,241	5,143
Total	$462,531	$1,453,089	$1,915,620

Note 11. Short-term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) for each of the years in the three year period ended December 31, 2005:

	2005		2004		2003
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

At December 31,
Federal funds purchased	$270,000	4.30%	$219,000	2.29%	$219,000.95%
Securities sold under repurchase agreements	29,101	3.86	568,319	2.38	607,631	1.30
Federal Home Loan Bank advances	150,000	4.03	250,000	2.41	—	—
Line of credit	16,500	5.15	14,000	3.18	37,000	1.95
Treasury, tax and loan note payable	6,525	3.89	4,792	1.92	14,781.73
Total	$472,126	4.21	$1,056,111	2.37	$878,412	1.23

Year ended December 31, Average daily balance
Federal funds purchased	$308,062	3.46%	$203,216	1.45%	$231,060	1.12%
Securities sold under repurchase agreements	518,953	3.13	528,942	1.53	504,328	1.26
Federal Home Loan Bank advances	68,630	2.84	57,513	2.02	—	—
Line of credit	18,075	4.52	15,316	2.78	16,637	2.63
Treasury, tax and loan note payable	3,945	3.06	4,119	1.02	5,103.86
Total	$917,665	3.25	$809,106	1.57	$757,128	1.25

Maximum month-end balance
Federal funds purchased	$583,000	N.A.	$336,000	N.A.	$321,000	N.A.
Securities sold under repurchase agreements	828,378	N.A.	614,641	N.A.	896,752	N.A.
Federal Home Loan Bank advances	350,000	N.A.	300,000	N.A.	—	N.A.
Line of credit	56,000	N.A.	43,000	N.A.	47,000	N.A.
Treasury, tax and loan note payable	10,949	N.A.	30,438	N.A.	31,903	N.A.

N.A. Not Applicable.

The securities underlying the repurchase agreements are book entry securities. During the borrowing period, book entry securities were delivered by appropriate entry into the counterparties’ accounts through the Federal Reserve System. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, but have agreed to resell to TCF identical or substantially the same securities upon the maturities of the agreements. At December 31, 2005, all of the securities sold under repurchase agreements provided for the repurchase of identical securities and were collateralized by mortgage-backed securities having a fair value of $38.6 million.

TCF Financial Corporation (parent company only) has a $105 million line of credit maturing in April 2006 which is unsecured and contains certain covenants common to such agreements. TCF is not in default with respect to any of its covenants under the credit agreement. The interest rate on the line of credit is based on either the prime rate or LIBOR. TCF has the option to select the interest rate index and term for advances on the line of credit.

Note 12. Long-term Borrowings

Long-term borrowings consist of the following:

	At December 31,
		2005		2004
(Dollars in thousands)	Year of Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2005	$—	—%	$1,191,500	3.04%
	2006	303,000	5.22	303,000	4.64
	2007	200,000	3.65	—	—
	2009	122,500	5.25	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
	2015	1,400,000	4.16	—	—
Total Federal Home Loan Bank advances and securities sold under repurchase agreements		2,325,500	4.45	1,917,000	3.78
Subordinated bank notes	2014	74,373	5.27	74,209	5.27
	2015	49,305	5.37	—	—
Total subordinated bank notes		123,678	5.31	74,209	5.27
Discounted lease rentals	2005	—	—	27,871	5.63
	2006	28,193	6.49	15,080	5.75
	2007	18,323	6.79	5,183	5.91
	2008	6,569	7.03	305	6.41
	2009	1,811	7.02	44	6.59
	2010	336	7.18	—	—
Total discounted lease rentals		55,232	6.68	48,483	5.70
Other borrowings	2005	—	—	2,200	4.50
	2006	2,200	4.50	2,200	4.50
	2007	2,200	4.50	2,200	4.50
	2008	2,200	4.50	2,200	4.50
Total other borrowings		6,600	4.50	8,800	4.50
Total long-term borrowings		$2,511,010	4.54	$2,048,492	3.88

At December 31, 2005, TCF has pledged residential real estate loans, consumer loans, commercial real estate loans, mortgage-backed securities and FHLB stock with an aggregate carrying value of $3.2 billion as collateral for FHLB advances. Included in FHLB advances and repurchase agreements at December 31, 2005 are $425.5 million of fixed-rate FHLB advances, which are callable quarterly by our counterparties at par until maturity. In addition, TCF has $200 million of repurchase agreements which are callable quarterly by our counterparties beginning in 2008, $900 million of repurchase agreements which can be called by our counterparties once in 2008 and $300 million of repurchase agreements which can be called by our counterparties once in 2010. If $330.5 million of FHLB Des Moines advances are called, replacement funding will be provided by the FHLB Des Moines at the then-prevailing market rate of interest for the remaining term-to-maturity, subject to standard terms and conditions. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. At December 31, 2005, the contract rate exceeded the market rate on all of the fixed-rate callable advances and repurchase agreements. The next call year and stated maturity year for the callable advances and repurchase agreements outstanding at December 31, 2005 were as follows:

(Dollars in thousands) Year	Next Call	Weighted- Average Rate	Stated Maturity	Weighted- Average Rate
2006	$425,500	5.23%	$3,000	5.46%
2008	1,100,000	4.11	—	—
2009	—	—	122,500	5.24
2010	300,000	4.33	100,000	6.00
2011	—	—	200,000	4.85
2015	—	—	1,400,000	4.16
Total	$1,825,500	4.41	$1,825,500	4.41

TCF Bank has $75 million of subordinated notes due 2014 and $50 million of subordinated notes due 2015. The $75 million notes bear interest at a fixed rate of 5.00% through June 14, 2009, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.63%. The $50 million notes bear interest at a fixed rate of 5.00% through March 14, 2010, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par after June 14, 2009, and March 14, 2010, respectively. In February 2006, TCF Bank issued $75 million of subordinated notes with a fixed-rate of 5.50% until maturity in 2016. These notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations.

For certain equipment leases, TCF utilizes its lease rentals and underlying equipment as collateral to borrow from other financial institutions at fixed rates on either a partial recourse or non-recourse basis. In the event of a default by the customer on these financings, the other financial institution has a first lien on the underlying leased equipment. In the case of non-recourse financings, the other financial institution has no further recourse against TCF.

Note 13. Income Taxes

Income tax expense consists of:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2005:
Federal	$120,793	$(7,241)	$113,552
State	1,788	(62)	1,726
Total	$122,581	$(7,303)	$115,278
Year ended December 31, 2004:
Federal	$148,043	$(21,765)	$126,278
State	3,918	(713)	3,205
Total	$151,961	$(22,478)	$129,483
Year ended December 31, 2003:
Federal	$111,922	$(4,649)	$107,273
State	4,830	(198)	4,632
Total	$116,752	$(4,847)	$111,905

The effective income tax rate differs from the federal income tax rate of 35% as a result of the following:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) in income tax expense resulting from:
State income tax, net of federal income tax benefit	.29	.80	.92
Deductible stock dividends	(1.17)	(1.01)	(1.00)
Investments in affordable housing limited partnerships	(.64)	(.65)	(.43)
Changes in uncertain tax positions	(3.67)	(.68)	—
Other, net	.49	.22	(.35)
Effective income tax rate	30.30%	33.68%	34.14%

The significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
(In thousands)	2005	2004
Deferred tax assets:
Restricted stock and deferred compensation plans	$33,225	$37,819
Allowance for loan and lease losses	20,780	27,422
Securities available for sale	12,028	796
Other	6,196	9,427
Total deferred tax assets	72,229	75,464
Deferred tax liabilities:
Lease financing	95,541	114,619
Loan fees and discounts	22,466	19,339
Mortgage servicing rights	10,996	14,090
Pension plan	8,124	9,464
Premises and equipment	5,429	8,273
Investments in FHLB Stock	3,116	3,066
Investments in affordable housing	3,021	2,101
Other	6,205	5,715
Total deferred tax liabilities	154,898	176,667
Net deferred tax liabilities	$82,669	$101,203

The company has determined that a valuation allowance for deferred tax assets is not necessary.

Note 14. Stockholders’ Equity

Restricted Retained Earnings Retained earnings at December 31, 2005 includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to bad debt reserves and deducted for federal income tax purposes and is generally not available for payment of cash dividends or other distributions to shareholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Shareholder Rights Plan Each share of TCF common stock outstanding includes one preferred share purchase right. TCF’s preferred share purchase rights will become exercisable only if a person or group acquires or announces an offer to acquire 15% or more of TCF’s common stock. When exercisable, each right will entitle the holder to buy one one-hundredth of a share of a new series of junior participating preferred stock at a price of $200. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either TCF’s common stock or shares in an “acquiring entity” at half of the market value. TCF’s Board of Directors (the “Board”) is generally entitled to redeem the rights at $.001 per right at any time before they become exercisable. The rights will expire on June 9, 2009, if not previously redeemed or exercised.

Treasury Stock and Other Treasury stock and other consists of the following:

	At December 31,
(In thousands)	2005	2004
Treasury stock, at cost	$(945,159)	$(862,543)
Shares held in trust for deferred compensation plans, at cost	(50,493)	(70,775)
Unamortized stock compensation	(20,386)	(13,199)
Total	$(1,016,038)	$(946,517)

TCF purchased 3.5 million, 4 million and 6.9 million shares of its common stock during the years ended December 31, 2005, 2004 and 2003, respectively. On May 21, 2005, TCF’s Board authorized the repurchase of up to an additional 5% of TCF’s common stock, or 6.7 million shares. At December 31, 2005, TCF had 6.7 million shares remaining in its stock repurchase programs authorized by the Board. The increase in unamortized stock compensation is primarily due to a performance-based restricted stock grant to TCF’s Chairman of 300,000 shares of TCF common stock. This grant was made on January 25, 2005. The performance period for this grant begins January 1, 2006 and ends December 31, 2008.

Shares Held in Trust for Deferred Compensation Plans TCF has deferred compensation plans that allowed eligible executives, senior officers and certain other employees and Directors to defer payment of up to 100% of their base salary and bonus as well as grants of restricted stock. There are no company contributions to these plans, other than payment of administrative expenses. The amounts deferred are invested in TCF stock or other publicly traded stocks, bonds or mutual funds. At December 31, 2005, the fair value of the assets in the plans totaled $179.8 million and included $172.9 million invested in TCF common stock. The cost of TCF common stock held by TCF’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital. The decrease in shares held in trust for deferred compensation plans from December 31, 2004 to December 31, 2005 was due to elections by certain executives and senior management to un-defer previously deferred unvested stock grants, as allowed under the new Section 409A of the Internal Revenue Code.

Note 15. Regulatory Capital Requirements

TCF is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the federal banking agencies that could have a direct material effect on TCF’s financial statements. Also, in general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net profits for that year combined with its retained net profits for the preceding two calendar years without prior approval of the Office of the Comptroller of the Currency (“OCC”).

The following table sets forth TCF’s and TCF Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the minimum and well-capitalized capital requirements:

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Tier 1 leverage capital
TCF	$863,955	6.61%	$392,306	3.00%	N.A.	N.A.
TCF Bank	835,121	6.39	392,000	3.00	653,333	5.00%
Tier 1 risk-based capital
TCF	863,955	8.79	393,128	4.00	589,693	6.00
TCF Bank	835,121	8.52	392,275	4.00	588,413	6.00
Total risk-based capital
TCF	1,049,615	10.68	786,257	8.00	982,821	10.00
TCF Bank	1,020,781	10.41	784,551	8.00	980,688	10.00
As of December 31, 2004:
Tier 1 leverage capital
TCF	$803,870	6.63%	$363,940	3.00%	N.A.	N.A.
TCF Bank	775,100	6.41	362,911	3.00	604,852	5.00%
Tier 1 risk-based capital
TCF	803,870	9.12	352,592	4.00	528,888	6.00
TCF Bank	775,100	8.81	351,865	4.00	527,798	6.00
Total risk-based capital
TCF	958,900	10.88	705,185	8.00	881,481	10.00
TCF Bank	930,130	10.57	703,730	8.00	879,663	10.00

N.A. Not Applicable.

At December 31, 2005, TCF and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and the OCC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

Note 16. Incentive Stock Program

The TCF Financial 1995 Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel. Under the Program, no more than 5% of the shares of TCF common stock outstanding on the date of initial shareholder approval may be awarded. At December 31, 2005, there were 4,692,003 shares reserved for issuance under the Program, including 259,800 shares related to outstanding stock options.

At December 31, 2005, there were 1,074,676 shares of performance-based restricted stock that will vest only if certain earnings per share goals are achieved by 2008.

Failure to achieve the goals will result in all or a portion of the shares being forfeited. Other restricted stock grants vest over periods from three to seven years. The weighted-average grant date fair value of restricted stock was $27.78, $28.14 and $22.50 for shares granted in 2005, 2004 and 2003, respectively. Compensation expense for restricted stock totaled $5.8 million, $6.9 million and $9.7 million in 2005, 2004 and 2003, respectively.

TCF has also issued stock options under the Program that generally become exercisable over a period of one to 10 years from the date of the grant and expire after 10 years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant. As of December 31, 2005 and 2004, all outstanding stock options are vested.

The following table reflects TCF’s stock option and restricted stock transactions under the Program since December 31, 2002:

	Restricted Stock					Stock Options
						Exercise Price
	Shares	Price Range			Shares	Range			Weighted- Average
Outstanding at December 31, 2002	3,270,632	$ 9.87	-	$26.39	607,754	$ 3.44	-	$16.64	$12.72
Granted	255,900	18.73	-	25.32	—			—	—
Exercised	—			—	(125,558)	10.91	-	16.09	12.11
Forfeited	(214,480)	9.87	-	26.39	(500)			10.91	10.91
Vested	(250,898)	11.05	-	20.38	—			—	—
Outstanding at December 31, 2003	3,061,154	9.87	-	20.38	481,696	3.44	-	16.64	12.88
Granted	149,120	24.33	-	30.28	—			—	—
Exercised	—			—	(155,832)	3.44	-	16.64	12.81
Forfeited	(62,980)	11.05	-	30.13	—			—	—
Vested	(115,068)	11.05	-	24.10	—			—	—
Outstanding at December 31, 2004	3,032,226	9.87	-	30.28	325,864	5.71	-	16.64	12.91
Granted	526,400	25.97	-	28.71	—			—	—
Exercised	—			—	(66,064)	5.71	-	16.64	9.60
Forfeited	(111,185)	11.05	-	30.28	—			—	—
Vested	(1,138,165)	9.87	-	21.85	—			—	—
Outstanding at December 31, 2005	2,309,276	9.87	-	30.28	259,800	11.78	-	16.64	13.76
Exercisable at December 31, 2005	N.A.	N.A.			259,800	11.78	-	16.64	13.76

N.A. Not Applicable.

Stock options outstanding and exercisable at December 31, 2005 had exercise prices ranging from $11.78 to $16.64, a weighted-average exercise price of $13.76 and a weighted-average contractual life of three years.

Note 17. Employee Benefit Plans

Employee Stock Purchase Plan The TCF Employees Stock Purchase Plan generally allows participants to make contributions by salary deduction of up to 50% of their salary on a tax-deferred basis. TCF matches the contributions of all participants with TCF common stock at the rate of 50 cents per dollar, with a maximum company contribution of 3% of the employee’s salary. Effective April 1, 2006, TCF has amended the TCF Employees Stock Purchase Plan to increase the employer match to 75 cents per dollar for employees with five to ten years of service, up to a maximum company contribution of 4.5% of the employee’s salary, and to $1 per dollar for employees with over ten years of service, up to a maximum company contribution of 6% of the employee’s salary. Employee contributions vest immediately while the Company’s matching contributions are subject to a graduated vesting schedule based on an employee’s years of vesting service over five years. Employees have the opportunity to diversify and invest their vested account balance in various mutual funds or TCF common stock. At December 31, 2005, the fair value of the assets in the plan totaled $230.7 million and included $218.8 million invested in TCF common stock. The Company’s matching contributions are expensed when made. TCF’s contributions to the plan were $4.3 million, $4 million and $3.9 million in 2005, 2004 and 2003, respectively.

Pension Plan The TCF Cash Balance Pension Plan (the “Pension Plan”) is a qualified defined benefit plan covering eligible employees who are at least 21 years old and have completed a year of eligibility service with TCF. Employees hired after June 30, 2004 are not eligible to participate in the Pension Plan. TCF makes a monthly allocation to the participant’s account based on a percentage of the participant’s compensation. The percentage is based on the sum of the participant’s age and years of employment with TCF and includes interest on the account balance based on the five-year Treasury rate plus 25 basis points for 2005 and 2004 and based on the ten-year Treasury rate for 2003. Participants are fully vested after five years of qualifying service. In February 2006, TCF amended the Pension Plan to discontinue compensation credits for all participants effective March 31, 2006. Interest credits will continue to be paid until participants withdraw their money from the Pension Plan. All unvested participant accounts will be vested on March 31, 2006. No significant gain or loss will be recognized as a result of these changes. The projected benefit obligation is expected to be reduced by $2.8 million from the amounts presented below as a result of this plan change.

Postretirement Plan TCF provides health care benefits for eligible retired employees (the “Postretirement Plan”). Effective January 1, 2000, TCF modified the Postretirement Plan for employees not yet eligible for benefits under the Postretirement Plan by eliminating the Company subsidy. The plan provisions for full-time and retired employees then eligible for these benefits were not changed. The Postretirement Plan is not funded.

The following table sets forth the status of the Pension Plan and the Postretirement Plan at the dates indicated:

	Pension Plan		Postretirement Plan
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2005	2004	2005	2004
Benefit obligation:
Accrued participant balance – vested	$56,436	$47,646	N.A.	N.A.
Accrued participant balance – unvested	3,038	5,217	N.A.	N.A.
Subtotal	59,474	52,863	N.A.	N.A.
Present value of future service and benefits	2,602	2,351	N.A.	N.A.
Total projected benefit obligation	$62,076	$55,214	N.A.	N.A.
Accumulated benefit obligation	$55,611	$48,296	N.A.	N.A.
Change in benefit obligation:
Benefit obligation at beginning of year	$55,214	$50,830	$9,675	$12,386
Service cost – benefits earned during the year	5,303	4,632	35	53
Interest cost on projected benefit obligation	3,428	3,164	552	672
Plan amendments	—	(451)	(207)	(629)
Actuarial loss (gain)	1,678	258	(249)	(1,793)
Benefits paid	(3,547)	(3,219)	(1,150)	(1,014)
Projected benefit obligation at end of year	62,076	55,214	8,656	9,675
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	58,561	53,855	—	—
Actual return on plan assets	6,936	5,350	—	—
Benefits paid	(3,547)	(3,219)	(1,150)	(1,014)
TCF contributions	—	2,575	1,150	1,014
Fair value of plan assets at end of year	61,950	58,561	—	—
Funded status of plans:
Funded status at end of year	(126)	3,347	(8,656)	(9,675)
Unamortized transition obligation	—	—	706	1,044
Unamortized prior service cost	(421)	(670)	—	—
Unrecognized net loss	23,626	24,207	2,344	2,732
Prepaid (accrued) benefit cost at end of year	$23,079	$26,884	$(5,606)	$(5,899)

N.A. Not Applicable.

The measurement date used for determining the Pension Plan and the Postretirement Plan projected and accumulated benefit obligations above and the date used to value plan assets disclosed above was September 30, 2005 and 2004. The discount rate and rate of increase in future compensation used to measure the benefit obligation were as follows:

	Pension Plan			Postretirement Plan
Assumptions used to	At December 31,			At December 31,
determine benefit obligations	2005	2004	2003	2005	2004	2003
Discount rate	5.25%	6.0%	6.0%	5.25%	6.0%	6.0%
Rate of compensation increase	4.0	4.0	4.5	N.A.	N.A.	N.A.

N.A. Not Applicable.

Net periodic benefit cost included in compensation and employee benefits expense consists of the following:

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2005	2004	2003	2005	2004	2003
Service cost	$5,303	$4,632	$3,950	$35	$53	$60
Interest cost	3,428	3,164	2,950	552	672	740
Expected return on plan assets	(5,727)	(5,955)	(6,374)	—	—	—
Amortization of transition obligation	—	—	—	131	210	210
Amortization of prior service cost	(249)	(233)	(361)	—	—	—
Recognized actuarial loss	1,050	—	—	139	215	226
Net periodic benefit cost	$3,805	$1,608	$165	$857	$1,150	$1,236

The discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation used to determine the net benefit cost were as follows:

	Pension Plan			Postretirement Plan
Assumptions used to	Year Ended December 31,			Year Ended December 31,
determine net benefit cost	2005	2004	2003	2005	2004	2003
Discount rate	6.0%	6.0%	6.5%	6.0%	6.0%	6.5%
Expected long-term rate of return on plan assets(1)	8.75	8.5	8.5	N.A.	N.A.	N.A.
Rate of compensation increase	4.0	4.5	4.5	N.A.	N.A.	N.A.

(1) Net of administrative expenses for 2004 and 2003.

N.A. Not Applicable.

The assets of TCF’s pension plan assets are invested in passively managed index mutual funds that are designed to track the performance of the Standard and Poor’s 500 and the Morgan Stanley Capital International U.S. Mid-Cap 450 indexes, at targeted weightings of 75% and 25%, respectively. Prior to December 2004, the assets were managed by external investment managers on a discretionary basis subject to certain restrictions and limitations.

The actuarial assumptions used in the pension plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The weighted-average 10-year return of the indexes underlying the Plan’s current investment strategy was 9.3%, net of administrative expenses. Although past performance is no guarantee of the future results, TCF is not aware of any reasons why it should not be able to achieve the assumed future average annual returns of 8.75%, net of administrative expenses, on plan assets over complete market cycles. A 1% difference in the expected return on plan assets would result in a $596 thousand change in net periodic pension expense.

The discount rate used to determine TCF’s pension and postretirement benefit obligations as of December 31, 2005 was determined by matching estimated benefit cash flows to a yield curve composed of corporate bonds rated AA by Moody’s. Bonds which are callable and putable were excluded. The average estimated duration of TCF’s pension and postretirement plans was approximately eight years. In prior years, the discount rate was determined based on the Moody’s AA and Citigroup Pension Liability long-term bond indexes.

The actual return on plan assets, net of administrative expenses, was 11.5% for 2005 and 9.3% for 2004. These results decreased the actuarial loss by $1.7 million in 2005 and increased the actuarial loss by $90 thousand in 2004. The decrease in the discount rate assumption to 5.25% at December 31, 2005 from 6.0% at December 31, 2004 resulted in a $3.1 million increase in the actuarial loss in 2005. These changes had no impact on net income for 2005. The increase in the actuarial loss in 2004 was primarily due to various plan participant census changes, partially offset by a decrease in the compensation increase assumption to 4.0% from 4.5%.

TCF currently does not expect to contribute to the Pension Plan in 2006. TCF expects to contribute approximately $863 thousand to the Postretirement Plan in 2006. TCF currently has no plans to prefund the Postretirement Plan in 2006.

The following are expected future benefit payments used to determine projected benefit obligations:

	Pension	Postretirement
(In thousands)	Plan	Plan
2006	$6,562	$863
2007	5,863	841
2008	6,182	826
2009	6,310	806
2010	6,576	762
2011-2015	36,796	3,360

The following table presents assumed health care cost trend rates for the Postretirement Plan at December 31, 2005 and 2004:

	2005	2004
Health care cost trend rate assumed for next year	8.6%	10%
Final health care cost trend rate	5%	5%
Year that final health care trend rate is reached	2009	2009

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$33	$(20)
Effect on postretirement benefits obligations	364	(298)

Note 18. Derivative Instruments and Hedging Activities

TCF had no derivatives outstanding as of December 31, 2005 and 2004.

Prior to the restructuring of the residential mortgage banking operation in 2004, TCF’s pipeline of locked residential mortgage loan commitments, adjusted for loans not expected to close, and forward sales contracts were considered derivatives and recorded at fair value, with the changes in fair value recognized in gains on sales of loans under mortgage banking revenue in the Consolidated Statements of Income. TCF also utilized forward sales contracts to hedge its risk of changes in the fair value, due to changes in interest rates, of both its locked residential mortgage loan commitments and its residential loans held for sale. Residential mortgage loans held for sale were carried at the lower of cost or market as adjusted for the effects of fair value hedges using quoted market prices. Because the fair value of the residential loans held for sale were hedged with forward sales contracts of the same loan types, or substantially the same loan types, the hedges were highly effective at managing the risk of changing fair values of such loans. Any differences between the changes in fair value of the hedged residential loans held for sale and in the fair value of the forward sales contracts were not material due to the nature of the hedging instruments and were recorded in gains on sales of loans.

Note 19. Financial Instruments with Off-Balance Sheet Risk

TCF is a party to financial instruments with off-balance sheet risk, primarily to meet the financing needs of its customers. These financial instruments, which are issued or held by TCF for purposes other than trading, involve elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

TCF’s exposure to credit loss in the event of non-performance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of the commitments. TCF uses the same credit policies in making these commitments as it does for on-balance sheet instruments. TCF evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer.

Financial instruments with off-balance sheet risk are summarized as follows:

	At December 31,
(In thousands)	2005	2004
Commitments to extend credit:
Consumer home equity and other	$1,750,738	$1,576,381
Commercial	811,652	684,029
Leasing and equipment finance	74,418	72,614
Other	77,766	55,343
Total commitments to extend credit	2,714,574	2,388,367
Loans serviced with recourse	71,332	97,568
Standby letters of credit and guarantees on industrial revenue bonds	100,892	75,957
Total	$2,886,798	$2,561,892

Commitments to Extend Credit Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral predominantly consists of residential and commercial real estate.

Loans Serviced with Recourse Loans serviced with recourse represent a contingent guarantee based upon failure to perform by another party. At December 31, 2005, these loans consist of $69.9 million of Veterans Administration (“VA”) loans and $1.4 million of loans sold with recourse to the Federal National Mortgage Association (“FNMA”). As is typical of a servicer of VA loans, TCF must cover any principal loss in excess of the VA’s guarantee if the VA elects its “no-bid” option upon the foreclosure of a loan. TCF has established a liability of $75 thousand relating to this VA “no-bid” exposure on VA loans serviced with partial recourse at December 31, 2005, which was recorded in other liabilities. No significant claims have been made under the “no-bid” option during 2005. Loans sold with recourse to FNMA represent residential real estate loans sold to FNMA prior to 1982. The contingent guarantee related to both types of recourse remains in effect for the duration of the loans and thus expires in various years through the year 2034. All loans sold with recourse are collateralized by residential real estate. Since conditions under which TCF would be required to cover any principal loss in excess of the VA’s guarantee or repurchase the loan sold to FNMA may not materialize, the actual cash requirements are expected to be less than the outstanding commitments.

Standby Letters of Credit and Guarantees on Industrial Revenue Bonds Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third-party. These conditional commitments expire in various years through the year 2018. Collateral held primarily consists of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Note 20. Fair Values of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. Fair value estimates are subjective in nature, involving uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The carrying amounts of cash and due from banks, investments and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization. Securities available for sale are carried at fair value, which is based on quoted market prices. Certain financial instruments, including lease financings and discounted lease rentals, and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.

The following methods and assumptions are used by the Company in estimating fair value disclosures for its remaining financial instruments, all of which are issued or held for purposes other than trading.

Loans The fair value of residential loans is estimated based on quoted market prices of loans with similar characteristics. For certain variable-rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. The fair values of other loans are estimated by discounting contractual cash flows adjusted for prepayment estimates, using interest rates currently being offered for loans with similar terms to borrowers with similar credit risk characteristics.

Deposits The fair value of checking, savings and money market deposits is deemed equal to the amount payable on demand. The fair value of certificates of deposit is estimated based on discounted cash flow analyses using actual rates offered for FHLB advances, which represents TCF’s alternative source of funds. The intangible value of long-term relationships with depositors is not taken into account in the fair values disclosed.

Borrowings The carrying amounts of short-term borrowings approximate their fair values. The fair values of TCF’s long-term borrowings are estimated based on quoted market prices or discounted cash flow analyses using interest rates for borrowings of similar remaining maturities.

Financial Instruments with Off-Balance Sheet Risk The fair values of TCF’s commitments to extend credit and standby letters of credit are estimated using fees currently charged to enter into similar agreements. For fixed-rate loan commitments and standby letters of credit issued in conjunction with fixed-rate loan agreements, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of loans serviced with recourse approximates the carrying value recorded in other liabilities.

As discussed above, the carrying amounts of certain of the Company’s financial instruments approximate their fair value. The carrying amounts and fair values of the Company’s remaining financial instruments are set forth in the following table:

	At December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Loans held for sale	$229,820	$233,192	$154,279	$155,611
Loans:
Consumer home equity and other:
Home equity lines of credit	1,389,741	1,389,741	1,472,165	1,472,165
Closed-end loans and other	3,797,843	3,749,317	2,946,423	2,943,175
Total consumer home equity and other	5,187,584	5,139,058	4,418,588	4,415,340
Commercial real estate	2,297,500	2,296,035	2,154,396	2,171,409
Commercial business	435,233	432,955	424,135	424,354
Equipment finance loans	387,171	381,668	334,352	332,734
Residential real estate	770,441	760,545	1,014,166	1,022,328
Allowance for loan losses(1)	(48,429)	—	(58,966)	—
Total financial instrument assets	$9,259,320	$9,243,453	$8,440,950	$8,521,776
Financial instrument liabilities:
Checking, savings and money market deposits	$7,195,074	$7,195,074	$6,493,545	$6,493,545
Certificates of deposit	1,915,620	1,899,994	1,468,650	1,459,943
Short-term borrowings	472,126	472,126	1,056,111	1,056,111
Long-term borrowings	2,511,010	2,525,867	2,048,492	2,091,412
Total financial instrument liabilities	$12,093,830	$12,093,061	$11,066,798	$11,101,011
Financial instruments with off-balance sheet risk:(2)
Commitments to extend credit (3)	$33,274	$33,274	$28,551	$28,551
Standby letters of credit (4)	(126)	(126)	(8)	(8)
Loans serviced with recourse (4)	(75)	(75)	(100)	(100)
Total financial instruments with off-balance sheet risk	$33,073	$33,073	$28,443	$28,443

(1) Excludes the allowance for lease losses.

(2) Positive amounts represent assets, negative amounts represent liabilities.

(3) Carrying amounts are included in other assets.

(4) Carrying amounts are included in accrued expenses and other liabilities.

Note 21. Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Year Ended December 31,
(Dollars in thousands, except per-share data)	2005	2004	2003
Basic Earnings Per Common Share
Net income	$265,132	$254,993	$215,878
Weighted-average shares outstanding	134,652,568	139,656,829	144,028,040
Restricted stock	(2,274,032)	(3,040,397)	(3,041,506)
Weighted-average common shares outstanding for basic earnings per common share	132,378,536	136,616,432	140,986,534
Basic earnings per common share	$2.00	$1.87	$1.53
Diluted Earnings Per Common Share
Net income	$265,132	$254,993	$215,878
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	132,378,536	136,616,432	140,986,534
Net dilutive effect of:
Restricted stock	226,179	375,631	366,848
Stock options	137,144	182,577	187,346
Weighted-average common shares outstanding for diluted earnings per common share	132,741,859	137,174,640	141,540,728
Diluted earnings per common share	$2.00	$1.86	$1.53

All shares of restricted stock are deducted from weighted-average shares outstanding used for the computation of basic earnings per common share. Shares of performance-based restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved. All other shares of restricted stock which vest over specified time periods are included in the calculation of diluted earnings per common share using the treasury stock method.

Note 22. Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale. The following table summarizes the components of comprehensive income:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Net income	$265,132	$254,993	$215,878
Other comprehensive loss:
Unrealized holding (losses) gains arising during the period on securities available for sale	(20,360)	11,522	(30,619)
Reclassification adjustment for gains included in net income	(10,671)	(22,600)	(32,832)
Income tax benefit	(11,231)	(4,011)	(23,001)
Total other comprehensive loss	(19,800)	(7,067)	(40,450)
Comprehensive income	$245,332	$247,926	$175,428

Note 23. Other Expense

Other expense consists of the following:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Card processing and issuance	$15,588	$12,446	$12,213
Postage and courier	14,303	14,002	14,358
Telecommunications	12,305	12,459	12,634
Office supplies	10,009	9,891	9,316
ATM processing	8,935	9,171	9,545
Operating lease depreciation	7,335	1,843	3,320
Federal deposit insurance and OCC assessments	2,777	2,682	2,796
Other real estate owned, net	2,253	(174)	2,970
Deposit base intangible amortization	1,659	1,662	1,666
Other	58,834	55,534	55,708
Total other expense	$133,998	$119,516	$124,526

Note 24. Business Segments

Banking and leasing and equipment finance have been identified as reportable operating segments. Banking includes the following operating units that provide financial services to customers: deposits and investment products, commercial banking, consumer lending and treasury services. Management of TCF’s banking area is organized by state. The separate state operations have been aggregated for purposes of segment disclosures. Leasing and equipment finance provides a broad range of comprehensive leasing and equipment finance products addressing the financing needs of diverse companies. In addition, TCF’s bank holding company (“parent company”) and corporate functions provide data processing, bank operations and other professional services to the operating segments.

TCF evaluates performance and allocates resources based on the segments’ net income. The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information about the reported profit or loss and assets of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals. Beginning in 2005, TCF’s mortgage banking business no longer originates or sells loans to the secondary market. As a result, mortgage banking is now included in the “other” category in the table below, in addition to TCF’s parent company and corporate functions.

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Year Ended December 31, 2005:
Revenues from external customers:
Interest income	$634,312	$97,596	$114	$—	$732,022
Non-interest income	425,105	47,465	5,760	—	478,330
Total	$1,059,417	$145,061	$5,874	$—	$1,210,352
Net interest income	$455,550	$57,014	$2,780	$2,346	$517,690
Provision for credit losses	1,029	3,993	—	—	5,022
Non-interest income	425,105	47,465	125,337	(119,577)	478,330
Non-interest expense	553,161	48,596	126,062	(117,231)	610,588
Income tax expense	96,532	18,493	253	—	115,278
Net income	$229,933	$33,397	$1,802	$—	$265,132
Total assets	$12,908,059	$1,635,528	$195,447	$(1,373,674)	$13,365,360

At or For the Year Ended December 31, 2004:
Revenues from external customers:
Interest income	$529,281	$89,364	$4,164	$—	$622,809
Non-interest income	426,580	50,697	12,934	—	490,211
Total	$955,861	$140,061	$17,098	$—	$1,113,020
Net interest income	$427,521	$55,699	$7,336	$1,335	$491,891
Provision for credit losses	4,141	6,806	—	—	10,947
Non-interest income	426,580	50,697	109,996	(97,062)	490,211
Non-interest expense	516,426	43,718	122,262	(95,727)	586,679
Income tax expense (benefit)	113,628	20,000	(4,145)	—	129,483
Net income (loss)	$219,906	$35,872	$(785)	$—	$254,993
Total assets	$11,891,260	$1,460,778	$212,701	$(1,224,172)	$12,340,567

At or For the Year Ended December 31, 2003:
Revenues from external customers:
Interest income	$545,764	$81,912	$13,843	$—	$641,519
Non-interest income	355,039	51,088	13,152	—	419,279
Total	$900,803	$133,000	$26,995	$—	$1,060,798
Net interest income	$415,202	$45,358	$20,244	$341	$481,145
Provision for credit losses	4,361	8,171	—	—	12,532
Non-interest income	355,039	51,088	102,210	(89,058)	419,279
Non-interest expense	489,287	41,977	117,562	(88,717)	560,109
Income tax expense (benefit)	96,421	17,031	(1,547)	—	111,905
Net income	$180,172	$29,267	$6,439	$—	$215,878
Total assets	$10,902,749	$1,228,208	$301,252	$(1,113,194)	$11,319,015

Note 25. Parent Company Financial Information

TCF Financial Corporation’s (parent company only) condensed statements of financial condition as of December 31, 2005 and 2004, and the condensed statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003 are as follows:

Condensed Statements of Financial Condition

	At December 31,
(In thousands)	2005	2004
Assets:
Cash	$2,670	$2,957
Investment in TCF Bank	969,638	929,648
Dividends receivable from TCF Bank	12,000	4,591
Accounts receivable from affiliates	20,152	26,923
Other assets	22,026	22,197
Total assets	$1,026,486	$986,316
Liabilities and Stockholders’ Equity:
Short-term borrowings	$16,500	$14,000
Other liabilities	11,514	13,898
Total liabilities	28,014	27,898
Stockholders’ equity	998,472	958,418
Total liabilities and stockholders’ equity	$1,026,486	$986,316

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2005	2004	2003
Interest income	$38	$87	$40
Interest expense	818	426	438
Net interest expense	(780)	(339)	(398)
Dividends from TCF Bank	157,616	160,955	219,653
Other non-interest income:
Affiliate service fees	10,067	11,859	8,643
Other	746	69	1,338
Total other non-interest income	10,813	11,928	9,981
Non-interest expense:
Compensation and employee benefits	8,618	10,742	7,184
Occupancy and equipment	403	1,137	631
Other	2,386	1,578	2,158
Total non-interest expense	11,407	13,457	9,973
Income before income tax benefit and equity in undistributed earnings of subsidiary	156,242	159,087	219,263
Income tax benefit	1,342	3,382	907
Income before equity in undistributed earnings of subsidiary	157,584	162,469	220,170
Equity in undistributed earnings of subsidiary	107,548	92,524	(4,292)
Net income	$265,132	$254,993	$215,878

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$265,132	$254,993	$215,878
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(107,548)	(92,524)	4,292
Other, net	(2,878)	3,964	(1,102)
Total adjustments	(110,426)	(88,560)	3,190
Net cash provided by operating activities	154,706	166,433	219,068
Cash flows from investing activities:
Capital distribution from TCF Bank	50,000	75,000	—
Purchases of premises and equipment, net	(28)	(155)	—
Net cash provided by investing activities	49,972	74,845	—
Cash flows from financing activities:
Dividends paid on common stock	(114,543)	(104,037)	(93,029)
Purchases of common stock	(93,499)	(116,134)	(150,356)
Net increase (decrease) in short-term borrowings	2,500	(23,000)	23,500
Other, net	577	1,996	1,523
Net cash used by financing activities	(204,965)	(241,175)	(218,362)
Net (decrease) increase in cash	(287)	103	706
Cash at beginning of year	2,957	2,854	2,148
Cash at end of year	$2,670	$2,957	$2,854

Note 26. Litigation and Contingent Liabilities

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

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	At
(Dollars in thousands,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
except per-share data)	2005	2005	2005	2005	2004	2004	2004	2004
Selected Financial Condition Data:
Securities available for sale	$1,648,615	$1,318,787	$1,406,575	$1,785,520	$1,619,941	$1,330,708	$1,588,372	$1,269,293
Residential real estate loans	770,441	815,893	884,141	950,469	1,014,166	1,047,079	1,091,678	1,152,357
Subtotal	2,419,056	2,134,680	2,290,716	2,735,989	2,634,107	2,377,787	2,680,050	2,421,650
Loans and leases excluding residential real estate loans	9,424,111	9,139,075	8,878,581	8,602,109	8,372,491	8,025,804	7,776,921	7,470,428
Goodwill	152,599	152,599	152,599	152,599	152,599	152,599	152,599	152,599
Mortgage servicing rights	37,334	37,420	39,936	43,501	46,442	51,474	51,290	50,726
Total assets	13,365,360	12,737,089	12,607,216	12,733,208	12,340,567	11,997,949	11,942,863	11,724,319

Checking, savings and money market deposits	7,195,074	6,991,843	6,695,484	6,709,527	6,493,545	6,323,659	6,321,761	6,328,757
Certificates of deposit	1,915,620	1,866,425	1,728,842	1,685,486	1,468,650	1,471,164	1,439,896	1,540,371
Total deposits	9,110,694	8,858,268	8,424,326	8,395,013	7,962,195	7,794,823	7,761,657	7,869,128
Short-term borrowings	472,126	1,084,933	1,045,582	878,390	1,056,111	845,499	869,576	469,663
Long-term borrowings	2,511,010	1,547,690	1,899,047	2,098,878	2,048,492	2,057,608	2,065,870	2,037,424
Stockholders’ equity	998,472	967,069	954,557	926,343	958,418	965,266	939,152	965,950

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004
Selected Operations Data:
Net interest income	$129,282	$128,070	$131,285	$129,053	$126,489	$124,490	$122,419	$118,493
Provision for credit losses	3,637	3,394	1,427	(3,436)	4,073	2,644	3,070	1,160
Net interest income after provision for credit losses	125,645	124,676	129,858	132,489	122,416	121,846	119,349	117,333
Non-interest income:
Fees and other revenues	125,026	122,617	113,201	106,815	126,215	115,693	123,244	102,459
Gains on sales of securities available for sale	—	995	4,437	5,239	6,204	3,679	—	12,717
Total non-interest income	125,026	123,612	117,638	112,054	132,419	119,372	123,244	115,176
Non-interest expense	158,478	153,913	150,180	148,017	154,301	147,815	143,857	140,706
Income before income tax expense	92,193	94,375	97,316	96,526	100,534	93,403	98,736	91,803
Income tax expense	26,653	28,889	26,675	33,061	33,132	31,691	33,518	31,142
Net income	$65,540	$65,486	$70,641	$63,465	$67,402	$61,712	$65,218	$60,661
Per common share:
Basic earnings	$.50	$.50	$.53	$.47	$.50	$.45	$.47	$.44
Diluted earnings	$.50	$.50	$.53	$.47	$.50	$.45	$.47	$.44
Dividends declared	$.2125	$.2125	$.2125	$.2125	$.1875	$.1875	$.1875	$.1875
Financial Ratios:
Return on average assets (1)	2.01%	2.07%	2.22%	2.03%	2.22%	2.06%	2.20%	2.11%
Return on average common equity (1)	27.09	27.41	30.23	27.18	28.35	25.96	27.68	25.90
Net interest margin (1)	4.31	4.43	4.53	4.56	4.56	4.56	4.53	4.52
Net charge-offs (recoveries) as a percentage of average loans and leases (1) (2)	.09	.85	.08	(.02)	.14	.17	.10	.02
Average total equity to average assets	7.40	7.56	7.36	7.48	7.81	7.94	7.95	8.13

(1) Annualized.

(2) For the three months ended September 30, 2005, net charge-offs excluding the leveraged lease as a percentage of average loans and leases was .08% (annualized).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2005. Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during 2005.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for TCF Financial Corporation. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management completed an assessment of TCF’s internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the TreadwayCommission. Based on this assessment, TCF’s internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, TCF’s registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on management’s assessment of the Company’s internal control over financial reporting.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations, and the benefits of controls must be weighed against their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Therefore, no assessment of a cost-effective system of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

/s/	Lynn A. Nagorske
Lynn A. Nagorske
Chief Executive Officer and Director

/s/	Neil W. Brown
Neil W. Brown
President and Chief Financial Officer

/s/	David M. Stautz
David M. Stautz
Senior Vice President, Controller and Assistant Treasurer

February 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TCF Financial Corporation:

We have audited management’s assessment, included in the accompanying Management Report, that TCF Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TCF Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota
February 16, 2006

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of TCF is set forth in the following sections of Proposal 1 of TCF’s definitive proxy statement dated March 8, 2006 and incorporated herein by reference: Election of Directors; Background of the Nominees and Other Directors; Committee Memberships; Director Attendance; How Does the Board Determine Which Directors are Independent?; Compensation of Directors; TCF Stock Ownership of Directors, Officers and 5% Owners; Were All Stock Ownership Reports Timely Filed by TCF Financial Insiders?; Background of Executives Who are Not Directors; Report of Compensation/Nominating/ Corporate Governance Committee; Summary Compensation Table; Option Grants and Exercises; and Benefits for Executives.

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

The Board has determined that Gerald A. Schwalbach, the Audit Committee Chairman, George G. Johnson and Douglas A. Scovanner meet the requirements of an audit committee financial expert. The Board has also determined that Mr. Schwalbach, Mr. Johnson and Mr. Scovanner are independent. Additional information regarding Mr. Schwalbach, Mr. Johnson, Mr. Scovanner and other directors is set forth in the section Background of the Nominees and Other Directors of Proposal 1 of TCF’s definitive proxy statement dated March 8, 2006 and incorporated herein by reference.

Code of Ethics for Senior Financial Management

TCF adopted a code of ethics for senior financial management in March 2003. This code of ethics is available for review at the Company’s website at www.tcfexpress.com under the “Corporate Governance” section. Any changes to or waivers of violations of the code of ethics for senior financial management will be posted to the Company’s website.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of Proposal 1 of TCF’s definitive proxy statement dated March 8, 2006 and incorporated herein by reference: Compensation of Directors, Report of Compensation/Nominating/Corporate Governance Committee, Summary Compensation Table, Option Grants and Exercises and Benefits for Executives.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding ownership of TCF’s common stock by TCF’s directors, executive officers, and certain other shareholders is set forth in the sections entitled TCF Stock Ownership of Directors, Officers and 5% Owners and Were All Stock Ownership Reports Timely Filed by TCF Insiders? under Proposal 1 of TCF’s definitive proxy statement dated March 8, 2006 and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and transactions between TCF and management is set forth in the section entitled Certain Relationships and Related Transactions — What Related Party Transactions Included Directors? under Proposal 1 of TCF’s definitive proxy statement dated March 8, 2006 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures relating to audit and non-audit services provided by the Company’s independent public accounting firm is set forth in the section entitled Audit Committee Report under Proposal 3 of TCF’s definitive proxy statement dated March 8, 2006 and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

1. Financial Statements

The following consolidated financial statements of TCF and its subsidiaries, are filed as part of this report:

2. Financial Statement Schedules

All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

See Index to Exhibits on page 77 of this report.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF Financial Corporation
Registrant

	By	/s/Lynn A. Nagorske
Lynn A. Nagorske
Chief Executive Officer and Director
Dated: February 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/	William A. Cooper	Chairman of the Board and Director	February 16, 2006
William A. Cooper

/s/	Lynn A. Nagorske	Chief Executive Officer and Director	February 16, 2006
Lynn A. Nagorske

/s/	Neil W. Brown	President and Chief Financial Officer	February 16, 2006
	Neil W. Brown	(Principal Financial Officer)

/s/	David M. Stautz	Senior Vice President, Controller	February 16, 2006
	David M. Stautz	and Assistant Treasurer (Principal Accounting Officer)

/s/	William F. Bieber	Director	February 16, 2006
William F. Bieber

/s/	Rodney P. Burwell	Director	February 16, 2006
Rodney P. Burwell

/s/	Thomas A. Cusick	Director	February 16, 2006
Thomas A. Cusick

/s/	John M. Eggemeyer III	Director	February 16, 2006
John M. Eggemeyer III

/s/	Robert E. Evans	Director	February 16, 2006
Robert E. Evans

/s/	Luella G. Goldberg	Director	February 16, 2006
Luella G. Goldberg

/s/	George G. Johnson	Director	February 16, 2006
George G. Johnson

/s/	Peter L. Scherer	Director	February 16, 2006
Peter L. Scherer

/s/	Gerald A. Schwalbach	Director	February 16, 2006
Gerald A. Schwalbach

/s/	Douglas A. Scovanner	Director	February 16, 2006
Douglas A. Scovanner

/s/	Ralph Strangis	Director	February 16, 2006
Ralph Strangis

Index to Exhibits

Exhibit
No.	Description

3(a)

Restated Certificate of Incorporation of TCF Financial Corporation, as amended and restated through April 29, 1998  [incorporated by reference to Exhibit 3(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, No. 001-10253]

3(b)

Restated Bylaws of TCF Financial Corporation, as amended and restated through October 25, 1999; and as amended by  amendment adopted April 28, 2000 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, No. 001-10253]; and as amended by amendment adopted January 22, 2001 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended through May 21, 2005 [incorporated by reference to Exhibit 3(b)(1) to TCF Financial Corporation’s Current Report on Form 8-K filed May 26, 2005]

4(a)

Rights Agreement, dated as of May 12, 1999, between TCF Financial Corporation and BankBoston, N.A. [incorporated  by reference to Exhibit 1 to TCF Financial Corporation’s Registration Statement on Form 8-A, No. 001-10253 (filed May 24, 1999)] and as amended January 24, 2005 [incorporated by reference to Exhibit 4(a) to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

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

TCF Financial Incentive Stock Program as amended and restated on March 5, 2004, and approved by Shareholders  of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix B to TCF Financial Corporation’s Definitive Proxy Statement filed with the SEC on March 17, 2004]

10(b)-1

Form of TCF Financial Corporation Incentive Stock Program Performance-Based Restricted Stock Agreement [incorporated  by reference to Exhibit 10(b)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed April 29, 2005]

10(b)-2#	Form of TCF Financial Corporation Restricted Stock Agreement and Non-solicitation/Confidentiality Agreement

10(b)-3#	Summary of Stock Award Program for Consumer Lending and Business Banker Divisions

10(c)

TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated through January 24, 2005  [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Current Report on Form 8-K (filed January27, 2005)]

Exhibit
No.	Description

10(d)

Amended and Restated Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan effective  September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 001-10253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30,2001, No. 001-10253]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, No. 001-10253]; and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253]

10(e)*

Employment Agreement of William A. Cooper, dated July 1, 1996 [incorporated by reference to Exhibit 10(a) to  TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, No. 001-10253];
as amended March 1, 1997 [incorporated by reference to Exhibit 10(e) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 001-10253]

10(e)-1*

Agreement between William A. Cooper and TCF Financial Corporation and TCF Bank dated January 25, 2005 [incorporated  by reference to Exhibit 10(e)-1 to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]; as amended December 15, 2005 [incorporated by reference to Exhibit 10(e)-2 to TCF Financial Corporation’s Report on Form 8-K filed December 19, 2005]

10(e)-2*

Restricted Stock Agreement between William A. Cooper and TCF Financial Corporation dated January 25, 2005  [incorporated by reference to Exhibit 10(e)-1 to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(e)-3*

Employment Agreement between Lynn A. Nagorske and TCF Financial Corporation dated December 15, 2005  [incorporated by reference to Exhibit 10 (e)-2 of TCF Financial Corporation’s Current Report on Form 8-K filed December 19, 2005]

10(e)-4*

Employment Agreement between Neil W. Brown and TCF Financial Corporation dated December 15, 2005 [incorporated  by reference to Exhibit 10(i)-1 of TCF Financial Corporation’s Report on Form 8-K filed December 19, 2005]

10(e)-5*

Form of Employment Agreement as executed by certain executives dated December 15, 2005 [incorporated by  reference to Exhibit 10(i)-2 of TCF Financial Corporation’s Current Report on Form 8-K filed December 19, 2005]

10(g)*	Change in Control Agreement of Lynn A. Nagorske, dated December 15, 2005 [incorporated by reference to Exhibit 10(f) to TCF Financial Corporation’s Report on Form 8-K filed December 19, 2005]

10(g)-1*	Change in Control Agreement of Neil W. Brown dated December 15, 2005 [incorporated by reference to Exhibit 10(g)-1 of TCF Financial Corporation’s Report Form 8-K filed December 19, 2005]

10(g)-2*

Form of Change in Control Agreement as executed by certain executives and dated December 15, 2005 [incorporated  by reference to Exhibit 10(g)-2 of TCF Financial Corporation’s Report Form 8-K filed December 19, 2005]

10(g)-3*

Form of Non-solicitation Agreement and Change in Control Contract as executed by certain Senior Officers dated  December 15, 2005 [incorporated by reference to Exhibit 10(i)-3 of TCF Financial Corporation’s Report 8-K filed December 19, 2005]

Exhibit
No.	Description

10(j)-1

Supplemental Employee Retirement Plan – ESPP Plan as amended and restated through January 24, 2005  [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)

10(j)-2

2005 ESPP SERP (a/k/a TCF Employees Stock Purchase Plan-Supplemental Plan) as amended and restated effective  April 1, 2006 [incorporated by reference to Exhibit 10(j)-2 of TCF Financial Corporation’s Current Report on Form 8-K filed February 9, 2006]

10(k)

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

10(m)

Amended and Restated Trust Agreement for TCF Financial Corporation Senior Officer Deferred Compensation Plan  effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit10(p) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No.00110253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as ofOctober 1, 2000 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31] 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253] and 2006 Management Incentive Plan — Executive Agreement [incorporated by reference to TCF Financial Corporation’s current report on Form 8-K (filed January 23, 2006)]

10(n)

Directors Stock Program [incorporated by reference to Program filed as Appendix A with TCF Financial Corporation’s  Definitive 14A filing of its proxy statement on March 16, 2005, No. 001-10253 and as filed as Exhibit 10(n) of TCF Financial Corporation’s Current Report on Form 8-K filed April 29, 2005]

10(o)

2003 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation’s Report on  Form 10-Q for the quarter ended March 31, 2003, No. 001-10253]; and 2004 Management Incentive Plan — Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2004, No. 001-10253] and 2005 Management Incentive Plan — Executive [incorporated by reference to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(p)

TCF Performance-Based Compensation Policy for Covered Executive Officers as amended and restated effective  January 1, 2004, and approved by Shareholders of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix A to TCF Financial Corporation’s Definitive 14A filing of its Proxy Statement (filed March 17, 2004)

Exhibit
No.	Description

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

TCF Financial Corporation 2005 Cash Balance Pension Plan SERP, adopted effective January 1, 2005, as amended  and restated through January 27, 2005 [incorporated by reference to Exhibit 10(u)-1 of TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]; as amended effective April 1, 2006 [incorporated by reference to Exhibit 10(u)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed February 9, 2006]

21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2005)

23#	Consent of KPMG LLP dated February 28, 2006

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

* Executive Contract

# Filed herein