Form 10-Q
period 2006-03-31
TCF FINANCIAL CORP
filed 2006-05-09
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer “ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 30, 2006
Common Stock, $.01 par value	131,897,467 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	March 31,	December 31,
(Dollars in thousands, except per-share data)	2006	2005
	(Unaudited)
Assets

Cash and due from banks	$330,891	$374,701
Investments	72,082	79,943
Securities available for sale	1,816,135	1,648,615
Education loans held for sale	234,324	229,820
Loans and leases:
Consumer home equity and other	5,369,300	5,187,584
Commercial real estate	2,394,722	2,297,500
Commercial business	470,117	435,233
Leasing and equipment finance	1,575,483	1,503,794
Subtotal	9,809,622	9,424,111
Residential real estate	732,912	770,441
Total loans and leases	10,542,534	10,194,552
Allowance for loan and lease losses	(59,378)	(60,396)
Net loans and leases	10,483,156	10,134,156
Premises and equipment	375,679	365,146
Goodwill	152,599	152,599
Other assets	367,457	380,380
Total assets	$13,832,323	$13,365,360

Liabilities and Stockholders’ Equity

Deposits:
Checking	$4,448,688	$4,279,853
Savings	2,360,246	2,238,204
Money market	637,212	677,017
Certificates of deposit	2,128,723	1,915,620
Total deposits	9,574,869	9,110,694
Short-term borrowings	346,528	472,126
Long-term borrowings	2,688,131	2,511,010
Total borrowings	3,034,659	2,983,136
Accrued expenses and other liabilities	254,495	273,058
Total liabilities	12,864,023	12,366,888
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 184,220,375 and 184,386,193 shares issued	1,842	1,844
Additional paid-in capital	468,968	497,270
Retained earnings, subject to certain restrictions	1,564,207	1,536,611
Accumulated other comprehensive loss	(38,121)	(21,215)
Treasury stock at cost, 52,397,230 and 50,609,970 shares, and other	(1,028,596)	(1,016,038)
Total stockholders’ equity	968,300	998,472
Total liabilities and stockholders’ equity	$13,832,323	$13,365,360

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	March 31,
(In thousands, except per-share data)	2006	2005
Interest income:

Loans and leases	$176,983	$146,544
Securities available for sale	23,699	21,495
Education loans held for sale	4,347	2,254
Investments	677	1,052
Total interest income	205,706	171,345
Interest expense:
Deposits	39,847	15,938
Borrowings	34,691	26,354
Total interest expense	74,538	42,292
Net interest income	131,168	129,053
Provision for credit losses	1,507	(3,436)
Net interest income after provision for credit losses	129,661	132,489
Non-interest income:
Fees and service charges	61,555	57,938
Card revenue	21,262	17,642
ATM revenue	9,099	9,732
Investments and insurance revenue	2,488	2,853
Subtotal	94,404	88,165
Leasing and equipment finance	11,915	10,693
Other	11,180	7,957
Fees and other revenue	117,499	106,815
Gains on sales of securities available for sale	—	5,239
Total non-interest income	117,499	112,054
Non-interest expense:
Compensation and employee benefits	86,168	81,451
Occupancy and equipment	28,051	25,379
Advertising and promotions	5,716	6,247
Deposit account losses	4,013	3,567
Other	35,976	31,373
Total non-interest expense	159,924	148,017
Income before income tax expense	87,236	96,526
Income tax expense	29,014	33,061
Net income	$58,222	$63,465

Earnings per common share:
Basic	$.45	$.47
Diluted	$.45	$.47

Dividends declared per common share	$.23	$.2125

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$58,222	$63,465
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	14,222	11,003
Provision for credit losses	1,507	(3,436)
Proceeds from sales of education loans held for sale	87,454	18,158
Principal collected on education loans held for sale	2,305	1,560
Originations and purchases of education loans held for sale	(94,485)	(81,226)
Net increase in other assets and accrued expenses and other liabilities	(10,922)	(22,547)
Stock compensation tax benefits	—	9,585
Gains on sales of assets, net	(4,540)	(10,939)
Other, net	(567)	3,467
Total adjustments	(5,026)	(74,375)
Net cash provided (used) by operating activities	53,196	(10,910)

Cash flows from investing activities:
Principal collected on loans and leases	937,735	967,757
Originations and purchases of loans	(1,068,794)	(969,689)
Purchases of equipment for lease financing	(241,821)	(176,975)
Proceeds from sales of securities available for sale	—	471,244
Proceeds from maturities of and principal collected on securities available for sale	52,178	51,083
Purchases of securities available for sale	(245,476)	(603,618)
Purchases of Federal Home Loan Bank stock	(22,223)	(17,823)
Proceeds from redemptions of Federal Home Loan Bank stock	33,390	15,645
Proceeds from sales of real estate owned	5,216	5,286
Purchases of premises and equipment	(19,782)	(17,888)
Proceeds from sales of premises and equipment	3,590	17,000
Proceeds from sale of mortgage servicing rights	15,161	—
Other, net	(4,956)	247
Net cash used by investing activities	(555,782)	(257,731)

Cash flows from financing activities:
Net increase in deposits	464,175	432,818
Net decrease in short-term borrowings	(125,598)	(177,720)
Proceeds from long-term borrowings	385,140	258,810
Payments on long-term borrowings	(197,003)	(205,366)
Purchases of common stock	(60,659)	(50,586)
Dividends paid on common stock	(30,754)	(29,003)
Stock compensation tax benefits	19,965	—
Other, net	3,510	3,886
Net cash provided by financing activities	458,776	232,839
Net decrease in cash and due from banks	(43,810)	(35,802)
Cash and due from banks at beginning of period	374,701	359,798
Cash and due from banks at end of period	$330,891	$323,996

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$69,820	$41,431
Income taxes	$325	$481
Transfer of loans and leases to other assets	$8,803	$7,566

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Number of		Additional		Other	Treasury
	Common	Common	Paid-in	Retained	Comprehensive	Stock
(Dollars in thousands)	Shares Issued	Stock	Capital	Earnings	Income (Loss)	and Other	Total
Balance, December 31, 2004	184,939,094	$1,849	$518,741	$1,385,760	$(1,415)	$(946,517)	$958,418

Comprehensive income (loss):
Net income	—	—	—	63,465	—	—	63,465
Other comprehensive loss	—	—	—	—	(13,341)	—	(13,341)
Comprehensive income (loss)	—	—	—	63,465	(13,341)	—	50,124
Dividends on common stock	—	—	—	(29,003)	—	—	(29,003)
Repurchase of 1,800,000 shares	—	—	—	—	—	(50,586)	(50,586)
Issuance of 334,700 shares	—	—	3,517	—	—	(3,517)	—
Cancellation of shares	(22,900)	—	(532)	36	—	307	(189)
Cancellation of shares for tax withholding	(438,897)	(4)	(13,479)	—	—	—	(13,483)
Amortization of stock compensation	—	—	—	—	—	1,359	1,359
Exercise of stock options, 10,000 shares	—	—	(63)	—	—	181	118
Stock compensation tax benefits	—	—	9,585	—	—	—	9,585
Change in shares held in trust for deferred compensation plans, at cost	—	—	(20,033)	—	—	20,033	—
Balance, March 31, 2005	184,477,297	$1,845	$497,736	$1,420,258	$(14,756)	$(978,740)	$926,343

Balance, December 31, 2005	184,386,193	$1,844	$497,270	$1,536,611	$(21,215)	$(1,016,038)	$998,472
Comprehensive income (loss):
Net income	—	—	—	58,222	—	—	58,222
Other comprehensive loss	—	—	—	—	(16,906)	—	(16,906)
Comprehensive income (loss)	—	—	—	58,222	(16,906)	—	41,316
Dividends on common stock	—	—	—	(30,754)	—	—	(30,754)
Repurchase of 2,400,000 shares	—	—	—	—	—	(60,659)	(60,659)
Issuance of 612,740 shares	—	—	(11,474)	—	—	11,474	—
Cancellation of shares	(89,335)	(1)	(150)	128	—	—	(23)
Cancellation of shares for tax withholding	(76,483)	(1)	(2,071)	—	—	—	(2,072)
Elimination of unamortized stock compensation	—	—	(20,386)			20,386	—
Amortization of stock compensation	—	—	2,055	—	—	—	2,055
Stock compensation tax benefits	—	—	19,965	—	—	—	19,965
Change in shares held in trust for deferred compensation plans, at cost	—	—	(16,241)	—	—	16,241	—
Balance, March 31, 2006	184,220,375	$1,842	$468,968	$1,564,207	$(38,121)	$(1,028,596)	$968,300

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005 and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

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

(2)          Investments

The carrying values of investments, which approximate their fair values, consist of the following:

	At	At
	March 31,	December 31,
(In thousands)	2006	2005
Federal Home Loan Bank stock, at cost:
Des Moines	$42,803	$53,970
Chicago and Topeka	4,795	4,795
Subtotal	47,598	58,765
Federal Reserve Bank stock, at cost	20,655	20,646
Interest-bearing deposits with banks	3,829	532
Total investments	$72,082	$79,943

The investments in FHLB stock are required investments related to TCF’s borrowings from these banks. All new FHLB borrowing activity since 2000 is done with the FHLB of Des Moines. FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank System. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other’s debt. Therefore, TCF’s investments in these banks could be adversely impacted by the operations of the other FHLBs.

(3)          Securities Available for Sale

Securities available for sale consist of the following:

	At March 31, 2006				At December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Mortgage-backed securities:
Federal agencies	$1,868,574	$119	$(58,794)	$1,809,899	$1,675,203	$874	$(33,921)	$1,642,156
Other	5,426	—	(190)	5,236	5,655	—	(196)	5,459
Other securities	1,000	—	—	1,000	1,000	—	—	1,000
Total	$1,875,000	$119	$(58,984)	$1,816,135	$1,681,858	$874	$(34,117)	$1,648,615
Weighted-average yield	5.33%				5.26%

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2006. Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues. TCF has the ability and intent to hold these investments until a recovery of fair value. Accordingly, TCF has concluded that the unrealized losses are temporary and no impairment has occurred at March 31, 2006.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities:
Federal agencies	$1,558,765	$(46,256)	$246,796	$(12,538)	$1,805,561	$(58,794)
Other	—	—	4,559	(190)	4,559	(190)
Total	$1,558,765	$(46,256)	$251,355	$(12,728)	$1,810,120	$(58,984)

(4)          Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2006	2005	Change
Consumer home equity and other:
Home Equity:
First mortgage lien	$3,474,310	$3,375,380	2.9%
Junior lien	1,857,069	1,773,308	4.7
Total consumer home equity	5,331,379	5,148,688	3.5
Other	37,921	38,896	(2.5)
Total consumer home equity and other	5,369,300	5,187,584	3.5
Commercial:
Commercial real estate:
Permanent	2,226,301	2,117,953	5.1
Construction and development	168,421	179,547	(6.2)
Total commercial real estate	2,394,722	2,297,500	4.2
Commercial business	470,117	435,233	8.0
Total commercial	2,864,839	2,732,733	4.8
Leasing and equipment finance (1):
Equipment finance loans	413,253	387,171	6.7
Lease financings:
Direct financing leases (2)	1,235,468	1,180,370	4.7
Sales-type leases	17,183	18,495	(7.1)
Lease residuals	33,036	32,882	0.5
Unearned income and deferred lease costs	(123,457)	(115,124)	(7.2)
Total lease financings	1,162,230	1,116,623	4.1
Total leasing and equipment finance	1,575,483	1,503,794	4.8
Total consumer, commercial and leasing and equipment finance	9,809,622	9,424,111	4.1
Residential real estate	732,912	770,441	(4.9)
Total loans and leases	$10,542,534	$10,194,552	3.4

(1)	Operating leases of $61.1 million at March 31, 2006 and $56.7 million at December 31, 2005 are included as a component of Other Assets on TCF’s Statements of Financial Condition.
(2)

Included in the direct financing leases are $53.3 million and $52.7 million at March 31, 2006 and December 31, 2005, respectively, of equipment that has been installed under lease contracts that have not yet commenced due to additional equipment pending installation under the lease.

(5)          Mortgage Banking

During the first quarter of 2006, TCF sold its $3.3 billion third-party mortgage servicing portfolio and recognized a gain of $2.3 million. The activity in mortgage servicing rights and the related valuation allowance is summarized as follows:

	Three Months
	Ended March 31,
(In thousands)	2006	2005
Mortgage servicing rights at beginning of period	$38,334	$49,942
Amortization	(1,285)	(2,941)
Impairment write-down	—	(500)
Sale of mortgage servicing rights	(37,049)	—
Mortgage servicing rights at end of period	—	46,501
Valuation allowance at beginning of period	(1,000)	(3,500)
Recovery	1,000	—
Impairment write-down	—	500
Valuation allowance at end of period	—	(3,000)
Mortgage servicing rights, net	$—	$43,501

(6)          Long-term Borrowings

		At March 31, 2006		At December 31, 2005
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2006	$103,000	5.04%	$303,000	5.22%
	2007	200,000	3.65	200,000	3.65
	2009	122,500	5.25	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
	2015	1,400,000	4.16	1,400,000	4.16
	2016	300,000	4.62	—	—
Total Federal Home Loan Bank advances and securities sold under repurchase agreements		2,425,500	4.40	2,325,500	4.45
Subordinated bank notes	2014	74,415	5.27	74,373	5.27
	2015	49,342	5.37	49,305	5.37
	2016	74,321	5.63	—	—
Total subordinated bank notes		198,078	5.43	123,678	5.31
Discounted lease rentals	2006	22,139	6.69	28,193	6.49
	2007	21,284	6.89	18,323	6.79
	2008	9,607	7.04	6,569	7.03
	2009	3,299	6.97	1,811	7.02
	2010	1,393	6.93	336	7.18
	2011	231	6.90	—	—
Total discounted lease rentals		57,953	6.84	55,232	6.68
Other borrowings	2006	2,200	4.50	2,200	4.50
	2007	2,200	4.50	2,200	4.50
	2008	2,200	4.50	2,200	4.50
Total other borrowings		6,600	4.50	6,600	4.50
Total long-term borrowings		$2,688,131	4.53	$2,511,010	4.54

Included in Federal Home Loan Bank (“FHLB”) advances and repurchase agreements at March 31, 2006 were $422.5 million of fixed-rate FHLB advances, which are callable quarterly by our counterparties at par until maturity. In addition, TCF has $1.6 billion of repurchase agreements and $100 million of FHLB advances which are callable during various years from 2008 through 2011. If $330.5 million of FHLB Des Moines advances are called, replacement funding will be provided by the FHLB Des Moines at the then-prevailing market rate of interest for the remaining term-to-maturity, subject to standard terms and conditions. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. At March 31, 2006, the contract rate exceeded the market rate on all of the fixed-rate callable FHLB advances. The next call year and stated maturity year for the callable advances and repurchase agreements outstanding at March 31, 2006 were as follows:

(Dollars in thousands)
Year	Next Call	Weighted-Average Rate	Stated Maturity	Weighted-Average Rate

2006	$422,500	5.23%	$—	—%
2008	1,100,000	4.11	—	—
2009	200,000	4.52	122,500	5.25
2010	300,000	4.33	100,000	6.02
2011	100,000	4.82	200,000	4.85
2015	—	—	1,400,000	4.16
2016	—	—	300,000	4.62
Total	$2,122,500	4.44	$2,122,500	4.44

During the first quarter of 2006, TCF National Bank (“TCF Bank”), a wholly-owned subsidiary of TCF, issued $75 million of subordinated notes due in 2016. The notes bear interest at a fixed rate of 5.50% until February 1, 2016. These notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations. TCF Bank paid the proceeds from the offering to TCF as a permanent capital distribution to be used for general corporate purposes, which include repurchases in the open market of TCF common stock.

(7)          Stockholders’ Equity

Treasury stock and other consists of the following:

(In thousands)	At March 31, 2006	At December 31, 2005
Treasury stock, at cost	$994,344	$945,159
Shares held in trust for deferred compensation plans, at cost	34,252	50,493
Unamortized stock compensation	—	20,386
Total	$1,028,596	$1,016,038

TCF repurchased 2.4 million shares of its common stock during the first quarter of 2006, compared with 1.8 million shares for the same 2005 period. At March 31, 2006, TCF had 4.3 million shares remaining in its stock repurchase program authorized by its Board of Directors. See Note 8 for additional information on the change in unamortized stock compensation.

(8)          Stock Compensation

Effective January 1, 2006, TCF adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, for the accounting for stock compensation. The adoption of this Statement had no material impact on TCF’s financial statements as TCF was previously accounting for stock compensation under Statement of Financial Accounting Standards No. 123. Both Statements utilize the fair value method at grant date for stock compensation and expense such cost. In accordance with the adoption of SFAS 123R, TCF eliminated its unamortized stock compensation from Treasury Stock and Other against Additional Paid-in Capital in its Consolidated Statements of Financial Condition as of January 1, 2006. Also, TCF now reports cash retained from excess tax benefits on stock compensation (“stock compensation tax benefits”) as cash flows from financing activities in its Consolidated Statements of Cash Flows. Prior to January 1, 2006, stock compensation tax benefits were classified as cash flows from operating activities.

The fair value of restricted stock is determined on the date of grant and amortized to compensation expense over the longer of the service period or performance period, but in no event beyond an employee’s retirement date.  For performance-based restricted stock, TCF estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date.  Compensation expense is adjusted in the period such estimates change.  Non-forfeitable dividends are recorded to retained earnings for shares of restricted stock which are expected to vest and to compensation expense for shares of restricted stock which are not expected to vest.

Income tax benefits related to stock compensation in excess of grant date fair value are recognized as an increase to additional paid-in capital upon vesting and delivery of the stock.  Any income tax benefits that are less than grant date fair value would be recognized as a reduction of additional paid-in capital to the extent of previously recognized income tax benefits and then as compensation expense for the remaining amount.

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel. Under the Program, no more than 5% of the shares of TCF common stock outstanding on the date of initial shareholder approval may be awarded. At March 31, 2006, there were 4,192,488 shares reserved for issuance under the Program, including 259,800 shares related to outstanding stock options, which are all fully vested.

At March 31, 2006, there were 1,500,541 shares of performance-based restricted stock that will vest only if certain earnings per share goals and service conditions are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited. Other restricted stock grants vest over periods from three to seven years. The weighted-average grant date fair value of restricted stock granted for the quarters ended March 31, 2006 and 2005 was $25.18 and $28.71, respectively. Compensation expense for restricted stock was $1.9 million for the quarter ended March 31, 2006, compared with $1.1 million for the quarter ended March 31, 2005, and the recognized tax benefit was $634 thousand and $388 thousand, respectively, for such periods. Unrecognized stock compensation for restricted stock awards was $25.7 million with a weighted-average remaining life of 2.7 years at March 31, 2006, compared with $21.1 million with a weighted-average remaining life of 2.2 years at March 31, 2005.

The following table reflects TCF’s stock option and restricted stock transactions under the Program since December 31, 2005:

	Restricted Stock
	Shares	Price Range
Outstanding at December 31, 2005	2,309,276	$9.87-$30.28
Granted	588,850	25.18
Forfeited	(89,335)	9.87-30.28
Vested	(224,900)	18.03-24.10
Outstanding at March 31, 2006	2,583,891	9.87-30.28

Prior to 2000, TCF had also issued stock options under the Program that generally become exercisable over a period of one to ten years from the date of the grant and expire after ten years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant. As of March 31, 2006, all outstanding stock options are fully vested. Stock options outstanding and exercisable at March 31, 2006 had exercise prices ranging from $11.78 to $16.64, a weighted-average price of $13.76 and a weighted-average remaining contractual life of three years.

(9)          Regulatory Capital Requirements

TCF is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a direct material effect on TCF’s financial statements. Also, in general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net profits for the current year combined with its retained net profits for the preceding two calendar years without prior approval of the Office of the Comptroller of Currency (“OCC”).

The following table sets forth TCF’s and TCF Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the minimum and well-capitalized capital requirements:

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Tier 1 leverage capital
TCF	$850,945	6.25%	$408,453	3.00%	N.A.	N.A.
TCF Bank	803,357	5.91	407,818	3.00	$679,696	5.00%

Tier 1 risk-based capital
TCF	850,945	8.36	407,111	4.00	610,667	6.00
TCF Bank	803,357	7.91	406,359	4.00	609,538	6.00

Total risk-based capital
TCF	1,110,762	10.91	814,222	8.00	1,017,778	10.00
TCF Bank	1,063,174	10.47	812,717	8.00	1,015,896	10.00

As of December 31, 2005:
Tier 1 leverage capital
TCF	$863,955	6.61%	$392,306	3.00%	N.A.	N.A.
TCF Bank	835,121	6.39	392,000	3.00	$653,333	5.00%

Tier 1 risk-based capital
TCF	863,955	8.79	393,128	4.00	589,693	6.00
TCF Bank	835,121	8.52	392,275	4.00	588,413	6.00

Total risk-based capital
TCF	1,049,615	10.68	786,257	8.00	982,821	10.00
TCF Bank	1,020,781	10.41	784,551	8.00	980,688	10.00

N.A. Not Applicable.

At March 31, 2006, TCF and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the OCC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(10)    Employee Benefit Plans

In February 2006, TCF amended the Pension Plan to discontinue compensation credits for all participants effective March 31, 2006. Interest credits will continue to be paid until participants withdraw their money from the Pension Plan. All unvested participant accounts became vested on March 31, 2006. As a result of this amendment, TCF recorded a $400 thousand curtailment gain in the first quarter of 2006 and is remeasuring its projected benefit obligation.

Effective April 1, 2006, TCF amended the TCF Employees Stock Purchase Plan to increase the employer match to 75 cents per dollar for employees with five to ten years of service, up to a maximum company contribution of 4.5% of the employee’s salary, and to $1 per dollar for employee’s with over ten years of service, up to a maximum company contribution of 6% of the employee’s salary. Employee contributions vest immediately while the Company’s matching contributions are subject to a graduated vesting schedule based on an employee’s years of vesting service over five years.

The following table sets forth the net benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three months ended March 31, 2006 and 2005:

	Pension Plan		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2006	2005	2006	2005
Service cost	$1,379	$1,326	$7	$8
Interest cost	749	857	108	138
Expected return on plan assets	(1,263)	(1,432)	—	—
Amortization of transition obligation	—	—	25	33
Amortization of prior service cost	(21)	(62)	—	—
Recognized actuarial loss	575	262	30	35
Plan curtailment	(400)	—	—	—
Net periodic benefit cost	$1,019	$951	$170	$214

TCF did not make any contributions to the Pension Plan in the first quarter of 2006 and 2005. During the first quarter of 2006 and 2005, TCF paid $184 thousand and $213 thousand, respectively, for the Postretirement Plan.

(11)    Business Segments

Banking and leasing and equipment finance have been identified as reportable operating segments. Banking includes the following operating units that provide financial services to customers: deposits and investments products, commercial banking, consumer lending and treasury services. Management of TCF’s banking area is organized by state. The separate state operations have been aggregated for purposes of segment disclosures. Leasing and equipment finance provides a broad range of comprehensive leasing and equipment finance products addressing the financing needs of diverse businesses. In addition, TCF’s bank holding company (“parent company”) and corporate functions provide data processing, bank operations and other professional services to the operating segments.

TCF evaluates performance and allocates resources based on the segments’ net income. The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information about the reported profit or loss and assets of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals. The “other” category in the table below includes TCF’s parent company, corporate functions and mortgage banking.

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Three Months Ended March 31, 2006:
Revenues from external customers:
Interest income	$178,420	$27,286	$—	$—	$205,706
Non-interest income	101,205	11,915	4,379	—	117,499
Total	$279,625	$39,201	$4,379	$—	$323,205
Net interest income	$116,000	$14,089	$575	$504	$131,168
Provision for credit losses	2,725	(1,218)	—	—	1,507
Non-interest income	101,205	11,915	36,726	(32,347)	117,499
Non-interest expense	144,468	12,944	34,355	(31,843)	159,924
Income tax expense	23,053	5,149	812	—	29,014
Net income	$46,959	$9,129	$2,134	$—	$58,222

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$13,377,626	$1,711,923	$161,356	$(1,418,582)	$13,832,323

At or For the Three Months Ended March 31, 2005:
Revenues from external customers:
Interest income	$147,498	$23,791	$56	$—	$171,345
Non-interest income	100,118	10,770	1,166	—	112,054
Total	$247,616	$34,561	$1,222	$—	$283,399
Net interest income	$112,929	$14,723	$756	$645	$129,053
Provision for credit losses	(4,188)	752	—	—	(3,436)
Non-interest income	100,118	10,770	31,606	(30,440)	112,054
Non-interest expense	136,301	11,555	29,956	(29,795)	148,017
Income tax expense	27,689	4,703	669	—	33,061
Net income	$53,245	$8,483	$1,737	$—	$63,465

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$12,280,159	$1,477,348	$173,165	$(1,197,464)	$12,733,208

(12)    Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended
	March 31,
(Dollars in thousands, except per-share data)	2006	2005

Basic Earnings Per Common Share
Net income	$58,222	$63,465
Weighted-average shares outstanding	132,753,183	136,188,790
Restricted stock	(2,471,368)	(2,199,030)
Weighted-average common shares outstanding for basic earnings per common share	130,281,815	133,989,760
Basic earnings per common share	$.45	$.47

Diluted Earnings Per Common Share
Net income	$58,222	$63,465
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	130,281,815	133,989,760
Net dilutive effect of:
Restricted stock	53,220	247,846
Stock options	112,463	154,064
Weighted-average common shares outstanding for diluted earnings per common share	130,447,498	134,391,670
Diluted earnings per common share	$.45	$.47

All shares of restricted stock are deducted from weighted-average shares outstanding used for the computation of basic earnings per common share. Shares of performance-based restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved. All other shares of restricted stock which vest over specified time periods are included in the calculation of diluted earnings per common share, using the treasury stock method.

(13)    Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale. The following table summarizes the components of comprehensive income:

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Net income	$58,222	$63,465
Other comprehensive loss:
Unrealized holding losses arising during the period on securities available for sale	(25,622)	(15,670)
Reclassification adjustment for gains included in net income	—	(5,239)
Income tax benefit	8,716	7,568
Total other comprehensive loss	(16,906)	(13,341)
Comprehensive income	$41,316	$50,124

(14)    Other Expense

Other expense consists of the following:

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Card processing and issuance	$4,443	$3,640
Postage and courier	3,724	3,667
Telecommunications	3,248	3,198
Operating lease depreciation	3,163	1,492
Office supplies	2,428	2,538
ATM processing	2,070	2,084
Other real estate owned, net	683	841
Other	16,217	13,913
Total other expense	$35,976	$31,373

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), is a Delaware national financial holding company based in Wayzata, Minnesota. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in Minnesota and had 452 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin and Indiana at March 31, 2006.

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

TCF’s core businesses include retail banking; commercial banking; small business banking; consumer lending; leasing and equipment finance; and investments and insurance services. The retail banking business includes traditional and supermarket branches, campus banking, EXPRESS TELLER® ATMs and Visa U.S.A. Inc. (“Visa”) cards.

TCF emphasizes the checking account as its anchor account, which provides opportunities to cross-sell other convenient products and services and generate additional fee income. The continued growth of checking accounts is a significant part of TCF’s growth strategy. Total checking accounts were 1,629,095 at March 31, 2006, an increase of 25,922 accounts from December 31, 2005, and an increase of 70,188 accounts from March 31, 2005.

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

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. Commercial loans are generally made on local properties or to local customers. TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc. (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets and Winthrop Resources Corporation (“Winthrop”), a leasing company that primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses operate in all 50 states and source equipment installations domestically and, to a limited extent, in foreign countries.

As a primarily secured lender, TCF emphasizes credit quality over asset growth. As a result, TCF’s credit losses are generally lower than those experienced by other banks. The allowance for loan and lease losses, while generally lower as a percent of loans and leases than the average in the banking industry, reflects the lower historical charge-offs and management’s expectation of the risk of loss inherent in the loan and lease portfolio. See “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Net interest income, the difference between interest income earned on loans and leases and on investments, and interest expense paid on deposits and short-term and long-term borrowings, represented 52.7% of TCF’s total revenue for the three months ended March 31, 2006. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest rate risk monitoring and management policies.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. A key driver of non-interest income is checking accounts and their related activities. Increasing fee and service charge revenue has been challenging as a result of slower growth in checking accounts and changing customer behaviors. TCF is focusing on checking account growth to increase future fee revenue. See “Management’ Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Income Statement Analysis — Non-Interest Income” for additional information.

The Company’s Visa debit card program has grown significantly since its inception in 1996. TCF is one of the largest issuers of Visa Classic debit cards in the United States. TCF earns interchange revenue from customer debit card transactions.

The following portions of the Management’s Discussion and Analysis focus in more detail on the results of operations for the first quarter of 2006 and 2005 and on information about TCF’s balance sheet, credit quality, liquidity and funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 45 cents for the first quarter of 2006, compared with 47 cents for the first quarter of 2005. Net income was $58.2 million for the first quarter of 2006, compared with $63.5 million for the first quarter of 2005. The first quarter of 2006 includes $4.5 million in net gains on sales of buildings and mortgage servicing rights for a combined after-tax impact of two cents per diluted share. The first quarter of 2005 included $10.9 million in gains on asset sales and a $3.3 million commercial business loan recovery for a combined after-tax impact of seven cents per diluted share. For the first quarter of 2006, return on average assets was 1.71%, compared with 2.03% for the first quarter of 2005, and return on average common equity was 23.82%, compared with 27.18% for the same 2005 period.

Operating Segment Results

See Note 11 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $47 million for the first quarter of 2006, compared with $53.2 million for the same 2005 period. Banking net interest income for the first quarter of 2006 was $116 million, up from $112.9 million for the same 2005 period. The provision for credit losses was $2.7 million for the first quarter of 2006, compared with a net credit of $4.2 million for the same 2005 period. The provision for credit losses for the first quarter of 2005 included a $3.3 million recovery related to one commercial business loan. Non-interest income totaled $101.2 million for the first quarter of 2006, compared with $100.1 million for the same 2005 period. During the first quarter of 2005, TCF sold mortgage-backed securities and realized gains of $5.2 million, compared with no such sales or gains in the first quarter of 2006. Also in the first quarter of 2005, TCF sold its main office in Ann Arbor, Michigan and recognized a gain of $5.5 million. In the first quarter of 2006, TCF sold two branch buildings and recognized gains of $2.2 million. Card revenues were $21.3 million for the first quarter of 2006, up from $17.6 million for the same period of 2005. The increase in card revenues was primarily attributable to an increase in active accounts and a 16.6% increase in customer transaction volumes. Fees and service charges were $61.6 million for the first quarter of 2006, up 6.3% from $57.9 million in the first quarter of 2005. Banking non-interest expense was $144.5 million for the first quarter of 2006, up 6% from $136.3 million for the same 2005 period. The increase was primarily due to costs associated with new branches opened during the past 24 months.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop, provides a broad range of comprehensive lease and equipment finance products. Leasing and Equipment Finance reported net income of $9.1 million for the first quarter of 2006, up from $8.5 million for the same 2005 period. Net interest income for the first quarter of 2006 was $14.1 million, down from $14.7 million for the same 2005 period. The provision for credit losses for this operating segment was a net credit of $1.2 million for the first quarter of 2006, compared with provision expense of $752 thousand for the same period in 2005. The provision credit in the first quarter of 2006 was primarily due to lower levels of historical charge-offs in certain business segments being reflected in the estimate of inherent losses in the portfolio. Non-interest income totaled $11.9 million for the first quarter of 2006, up from $10.8 million for the first quarter of 2005, primarily due to a $2.7 million increase in operating lease revenues. Leasing and Equipment Finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF. Non-interest expense totaled $12.9 million for the first quarter of 2006, up from $11.6 million for the same 2005 period, primarily related to an increase in operating lease depreciation expense.

Consolidated Net Interest Income

Net interest income for the first quarter of 2006 was $131.2 million, up from $129.1 million for the first quarter of 2005 and $129.3 million for the 2005 fourth quarter. The net interest margin for the first quarter of 2006 was 4.25%, compared with 4.56% for the same 2005 period and 4.31% for the fourth quarter of 2005. The increase in net interest income for the first quarter of 2006 primarily reflects the growth in average consumer, commercial and leasing and equipment finance balances, up $1.1 billion over the first quarter of 2005, partially offset by higher funding costs and the effects of a flattening yield curve. The increase in net interest income from the fourth quarter of 2005 was primarily due to a $513 million, or 4.3%, increase in average interest-earning assets and the net benefit of the increases in short-term interest rates, partially offset by two fewer days in the first quarter of 2006 and the six basis point reduction in net interest margin. The decrease in the net interest margin from the first quarter of 2005 was primarily due to rates on interest-bearing liabilities increasing more than the yields on interest-earning assets, partially reflecting an increase in fixed-rate consumer loans with yields lower than variable-rate loans and proportionately larger growth in higher-rate deposits compared with growth in lower-cost deposits. The decrease in net interest margin from the fourth quarter of 2005 was primarily due to the continued customer preference for lower-yielding fixed-rate consumer loans, the impact of the stock repurchase program and the impact of the mortgage-backed securities purchased in the fourth quarter of 2005 and first quarter of 2006, partially offset by the net favorable impact of the repricing of variable-rate assets and liabilities.

The following table summarizes the average balances and the related yields and rates on interest-earning assets and deposits and borrowings for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005		Change
	Average	Yields and	Average	Yields and	Average	Yields and
(Dollars in thousands)	Balance	Rates (1)	Balance	Rates (1)	Balance	Rates (bps)
Interest-earning Assets:
Investments	$70,655	3.86%	$106,006	4.01%	$(35,351)	(15)
Securities available for sale (2)	1,781,586	5.32	1,663,412	5.17	118,174	15
Education loans held for sale	281,185	6.27	207,430	4.41	73,755	186
Loans and leases:
Consumer home equity:
Fixed-rate	3,350,168	6.72	1,755,164	6.73	1,595,004	(1)
Variable-rate	1,865,549	8.20	2,701,729	6.41	(836,180)	179
Consumer - other	34,833	9.23	36,046	8.83	(1,213)	40
Total consumer home equity and other	5,250,550	7.26	4,492,939	6.56	757,611	70
Commercial real estate:
Fixed- and adjustable-rate	1,569,078	6.18	1,327,160	6.13	241,918	5
Variable-rate	760,501	7.18	841,176	5.24	(80,675)	194
Total commercial real estate	2,329,579	6.51	2,168,336	5.79	161,243	72
Commercial business:
Fixed- and adjustable-rate	115,745	6.13	74,968	5.65	40,777	48
Variable-rate	333,619	6.85	332,555	5.02	1,064	183
Total commercial business	449,364	6.66	407,523	5.14	41,841	152
Leasing and equipment finance	1,533,034	7.12	1,389,541	6.85	143,493	27
Subtotal	9,562,527	7.03	8,458,339	6.34	1,104,188	69
Residential real estate	751,782	5.80	984,764	5.70	(232,982)	10
Total loans and leases (3)	10,314,309	6.94	9,443,103	6.27	871,206	67
Total interest-earning assets	$12,447,735	6.68	$11,419,951	6.06	$1,027,784	62
Deposits and Borrowings:
Non-interest bearing deposits:
Retail	$1,554,008		$1,571,741		$(17,733)
Small business	590,240		547,060		43,180
Commercial and custodial	282,408		313,634		(31,226)
Total non-interest bearing deposits	2,426,656		2,432,435		(5,779)
Interest-bearing deposits:
Premier checking	938,055	3.04	459,385	1.86	478,670	118
Other checking	909,960.25		1,089,541.14		(179,581)	11
Subtotal	1,848,015	1.67	1,548,926.65		299,089	102
Premier savings	780,046	3.79	281,529	2.38	498,517	141
Other savings	1,440,818.88		1,606,560.42		(165,742)	46
Subtotal	2,220,864	1.90	1,888,089.71		332,775	119
Money market	669,602	2.15	647,197.67		22,405	148
Subtotal	4,738,481	1.84	4,084,212.68		654,269	116
Certificates of deposit	2,005,639	3.70	1,592,682	2.32	412,957	138
Total interest-bearing deposits	6,744,120	2.40	5,676,894	1.14	1,067,226	126
Total deposits	9,170,776	1.76	8,109,329.80		1,061,447	96
Borrowings:
Short-term borrowings	674,868	4.51	974,853	2.53	(299,985)	198
Long-term borrowings	2,481,793	4.44	2,115,369	3.88	366,424	56
Total borrowings	3,156,661	4.45	3,090,222	3.46	66,439	99
Total deposits and borrowings	12,327,437	2.45	11,199,551	1.53	1,127,886	92
Net interest-earning assets and net interest margin	$120,298	4.25	$220,400	4.56	$(100,102)	(31)

bps = basis points

(1) Annualized.

(2) Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

The following table presents the components of the changes in net interest income by volume and rate:

	Three Months Ended
	March 31, 2006
	Versus Same Period in 2005
	Increase (Decrease) Due to
(In thousands)	Volume (1)	Rate (1)	Total
Interest income:
Investments	$(338)	$(37)	$(375)
Securities available for sale	1,559	645	2,204
Education loans held for sale	956	1,137	2,093
Loans and leases:
Consumer home equity:
Fixed-rate	26,434	(56)	26,378
Variable-rate	(15,162)	10,161	(5,001)
Consumer - other	(27)	35	8
Commercial real estate:
Fixed- and adjustable-rate	3,688	171	3,859
Variable-rate	(1,122)	3,721	2,599
Commercial business:
Fixed- and adjustable-rate	609	96	705
Variable-rate	13	1,505	1,518
Leasing and equipment finance	2,527	968	3,495
Residential real estate	(3,370)	248	(3,122)
Total loans and leases	14,146	16,293	30,439
Total interest income	16,103	18,258	34,361
Interest expense:
Premier checking	3,059	1,867	4,926
Other checking	(68)	261	193
Premier savings	4,227	1,421	5,648
Other savings	(190)	1,659	1,469
Money market	38	2,437	2,475
Certificates of deposit	2,787	6,411	9,198
Borrowings:
Short-term borrowings	(2,284)	3,707	1,423
Long-term borrowings	3,792	3,122	6,914
Total borrowings	579	7,758	8,337
Total interest expense	4,627	27,619	32,246
Net interest income	11,429	(9,314)	2,115

(1)          Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Achieving net interest income growth over time is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits. While interest rates and consumer preferences continue to change over time, TCF is relatively balanced from an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months). If interest rates remain at current levels, TCF could experience continued compression of its net interest margin primarily due to the ongoing shift of higher yielding variable-rate loans to lower yielding fixed-rate loans due to the flat yield curve. If interest rates increase, TCF’s net interest income is likely to increase, but could be partially offset by an adverse impact on deposit account balances and rates and the shift of lower-cost deposits to higher cost deposits, as competition for checking, savings and money market deposits, important sources of lower-cost funds for TCF, is intense. See “Consolidated Financial Condition Analysis — Deposits” and “Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest-rate risk position.

Consolidated Provision for Credit Losses

TCF provided $1.5 million for credit losses in the first quarter of 2006, compared with a provision credit of $3.4 million for the same period in 2005. The provision for credit losses in the first quarter of 2005 reflects improved credit quality including a $3.3 million recovery related to one commercial business loan. Net loan and lease charge-offs were $2.5 million, or .10% (annualized) of average loans and leases, in the first quarter of 2006, compared with net recoveries of $441 thousand, or .02% (annualized) of average loans and leases for the same 2005 period. The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses. The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio. Also see “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Total non-interest income was $117.5 million for the first quarter of 2006, up from $112.1 million for the same period in 2005.

Fees and Service Charges

Fees and service charges totaled $61.6 million for the first quarter of 2006, representing an increase of $3.6 million from the first quarter of 2005, primarily due to an increase in deposit account service fees. TCF’s checking account customer base increased 25,922 accounts, or 6.5% (annualized), in the first quarter of 2006 to 1,629,095 accounts and was up 70,188 accounts, or 4.5%, from the first quarter of 2005.

Card Revenues

Card revenues totaled $21.3 million for the first quarter of 2006, up 20.5% over the same period of 2005. The increase was primarily attributable to an increase in active accounts and a 16.6% increase in customer transaction volumes coupled with a 3 basis point increase in the average off-line interchange rate.

The following table sets forth information about TCF’s card business:

	At March 31,		Change
(Dollars in thousands)	2006	2005	Amount	%

Average number of checking accounts with a TCF card	1,434,699	1,372,597	62,102	4.5%

Active card users	786,217	741,140	45,077	6.1

Average number of transactions per month	15.5	14.1	1.4	9.9

Sales volume for the quarter ended:
Off-line (Signature)	$1,339,609	$1,145,120	$194,489	17.0
On-line (PIN)	176,485	138,931	37,554	27.0
Total	$1,516,094	$1,284,051	$232,043	18.1
Percentage off-line	88.36%	89.18%		(82	)bps

Average off-line interchange rate	1.42%	1.39%		3

ATM Revenue

For the first quarter of 2006, ATM revenue was $9.1 million, down slightly from $9.7 million for the first quarter of 2005. The decline in ATM revenue was attributable to continued declines in TCF customers’ use of non-TCF ATM machines and utilization of TCF’s ATM machines by non-customers, partially offset by the increased number of TCF customers with cards.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $11.9 million for the first quarter of 2006, up from $10.7 million for the same 2005 period. The increase in leasing and equipment finance revenues for the first quarter of 2006, compared with 2005 is primarily due to an increase in operating lease revenues, partially offset by lower sales-type lease revenues. Sales-type lease revenues generally occur at or near the end of the lease term as customers extend the lease or purchase the underlying equipment. Leasing and equipment finance revenues may fluctuate from quarter to quarter based on customer-driven factors not entirely within the control of TCF.

Other Non-Interest Income

Other non-interest income consists of the following:

	Three Months Ended
	March 31,		Change
(In thousands)	2006	2005	$	%
Gains on sales of buildings	$2,921	$5,704	$(2,783)	(48.8)%
Gains on sales of education loans	2,590	275	2,315	N.M.
Gain on sale of mortgage servicing rights (1)	2,301	—	2,301	100.0
Other	3,368	1,978	390	19.7
Total other non-interest income	$11,180	$7,957	$3,223	40.5%

N.M. Not Meaningful.

(1) The gain on sale of mortgage servicing rights, net of $700 thousand of related expenses included in other non-interest expense, was $1.6 million.

Gains on Sales of Securities Available for Sale

In the first quarter of 2005, gains on sales of securities available for sale of $5.2 million were recognized on sales of mortgage-backed securities of $466 million, compared with no such gains or sales during the first quarter of 2006.

Consolidated Non-Interest Expense

Non-interest expense totaled $159.9 million for the first quarter of 2006, up $11.9 million, or 8%, from $148 million for the same 2005 period, primarily due to a $5 million increase related to branch expansion, a $1.7 million increase in operating lease depreciation and $700 thousand in expenses related to the sale of mortgage servicing rights.

Compensation and Employee Benefits

Compensation and employee benefits expense totaled $86.2 million for the first quarter of 2006, up from $81.5 million for the same 2005 period. Compensation expense for the first quarter of 2006 was $71.1 million, up from $66.9 million for the same 2005 period, primarily due to a $2.8 million increase in the banking segment of which $1.5 million related to salary expense attributable to new branches opened during the past 24 months. Employee benefits for the first quarter of 2006 were $15.1 million, up from $14.6 million for the same 2005 period, primarily due to increases in payroll taxes, and partially offset by a decrease in health care plan expense.

Occupancy and Equipment

Occupancy and equipment expense totaled $28.1 million for the first quarter of 2006, up $2.7 million from the same 2005 period, primarily due to $1.4 million associated with branch expansion.

Deposit Account Losses

Deposit account losses include a variety of losses related to deposit taking activities including overdrafts, external fraud and forgery and other deposit processing losses. Deposit account losses also include restitution received from customers, net of any related outside collection agency fees. Deposit account losses increased $446 thousand in the first quarter of 2006, compared with the same 2005 period, primarily due to higher external fraud losses and lower restitution, partially offset by lower uncollectable account overdrafts.

Other Non-Interest Expense

Other non-interest expense totaled $36 million for the first quarter of 2006, reflecting an increase of 14.7% from $31.4 million for the same period in 2005. The increase in other non-interest expense for the first quarter of 2006 is primarily related to a $1.7 million increase in operating lease depreciation driven by a $41.4 million increase in average operating lease balances in TCF’s leasing and equipment finance subsidiaries, a $976 thousand increase related to branch expansion, an $803 thousand increase in card processing and issuance expenses related to the overall increase in card transactions and $700 thousand in one-time expenses related to the sale of TCF’s mortgage servicing portfolio.

Income Taxes

TCF recorded income tax expense of $29 million for the first quarter of 2006, or 33.26% of income before income tax expense, compared with $33.1 million, or 34.25% of income before income tax expense, for the comparable 2005 period. The lower effective income tax rate in the first quarter of 2006, compared with the first quarter of 2005, is primarily due to lower estimated state and local income taxes.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets. These companies are consolidated with TCF Bank and are therefore included in the consolidated financial statements of TCF Financial Corporation. The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws. If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense could increase. TCF’s FOC operates under laws in certain states (including Minnesota and Illinois) that allow deductions for income derived from FOCs. Use of these companies is and has been the subject of federal and state audits and tax policy debates by various state legislatures.

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

In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the currently enacted federal and state income tax rates expected to apply to taxable income in the periods in which the deferred income tax assets or liabilities are expected to be realized. If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to the Consolidated Statements of Income.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $245.5 million and $703.6 million of mortgage-backed securities during the first quarter of 2006 and 2005, respectively. TCF sold $466 million of mortgage-backed securities during the first quarter of 2005, compared with no such sales of mortgage-backed securities during the first quarter of 2006. At March 31, 2006, the unrealized pre-tax loss on TCF’s mortgage-backed securities available for sale portfolio was $58.9 million, compared with $33.2 million at December 31, 2005. TCF may, from time to time, sell additional mortgage-backed securities and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2006	2005	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$3,474,310	$3,375,380	2.9%
Junior lien	1,857,069	1,773,308	4.7
Total consumer home equity	5,331,379	5,148,688	3.5
Other	37,921	38,896	(2.5)
Total consumer home equity and other	5,369,300	5,187,584	3.5
Commercial:
Commercial real estate:
Permanent	2,226,301	2,117,953	5.1
Construction and development	168,421	179,547	(6.2)
Total commercial real estate	2,394,722	2,297,500	4.2
Commercial business	470,117	435,233	8.0
Total commercial	2,864,839	2,732,733	4.8
Leasing and equipment finance:
Equipment finance loans	413,253	387,171	6.7
Lease financings:
Direct financing leases	1,235,468	1,180,370	4.7
Sales-type leases	17,183	18,495	(7.1)
Lease residuals	33,036	32,882	0.5
Unearned income and deferred lease costs	(123,457)	(115,124)	(7.2)
Total lease financings	1,162,230	1,116,623	4.1
Total leasing and equipment finance	1,575,483	1,503,794	4.8
Total consumer, commercial and leasing and equipment finance	9,809,622	9,424,111	4.1
Residential real estate	732,912	770,441	(4.9)
Total loans and leases	$10,542,534	$10,194,552	3.4

At March 31, 2006, approximately 36% of TCF’s consumer and commercial loans consisted of variable-rate loans. The variable-rate consumer loans have their interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) have their interest rates tied to either the prime rate or LIBOR. In addition, to the extent these loans have interest rate floors, a change in interest rates may not result in a change in the interest rate on the variable-rate loan. Substantially all leasing and equipment finance loans and leases have fixed rates. All residential real estate loans have fixed or adjustable rates.

Approximately 75% of the home equity loan portfolio at March 31, 2006 consisted of closed-end loans, compared with 73% at December 31, 2005. In addition, approximately 33% of this portfolio at March 31, 2006 carries a variable interest rate tied to the prime rate, compared with 38% at December 31, 2005. TCF’s home equity lines of credit only require regular payments of interest and do not require regular payments of principal. Interest-only home equity lines of credit were $1.3 billion at March 31, 2006, compared with $1.4 billion at December 31, 2005. TCF’s home equity portfolio does not contain any loans with multiple payment options or loans with “teaser” rates.

TCF continues to expand its commercial real estate and commercial business lending activity generally to borrowers located in its primary markets. With a focus on secured lending, at March 31, 2006, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by real estate properties or underlying business assets. At March 31, 2006, approximately 94% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets. At March 31, 2006 and December 31, 2005, the construction and development portfolio had no loans over 30-days delinquent.

Total loan and lease originations and purchases for TCF Equipment Finance and Winthrop were $218.9 million and $31.7 million, respectively for the first quarter of 2006, compared with $152 million and $32.1 million, respectively, for the same 2005 period. The leasing and equipment finance backlog of approved transactions was $294.1 million at March 31, 2006, up from $249.2 million at December 31, 2005. TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service.

Operating leases are becoming a larger component of TCF’s leasing and equipment portfolio. The net operating lease balance included in other assets was $61.1 million at March 31, 2006, compared with $56.7 million at December 31, 2005. Purchases of equipment for operating leases were $7.4 million in the first quarter of 2006, compared with $6.3 million in the first quarter of 2005. Operating leases have increased as a result of originating more short-term leases primarily in the construction segment.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease. TCF has in place a process to identify and manage its credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases. The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio. The Company considers the allowance for loan and lease losses of $59.4 million appropriate to cover losses inherent in the loan and lease portfolios as of March 31, 2006. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant changes in the allowance for loan and lease losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss. See “Forward-Looking Information” for additional information concerning TCF’s allowance for loan and lease losses.

The next several pages include detailed information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases. Included in this data are numerous portfolio ratios that must be carefully reviewed and related to the nature of the underlying loans and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other banks. Most of TCF’s non-performing assets and past due loans and leases are secured by residential real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

The key indicators of TCF’s credit quality and reserve coverage at March 31, 2006, include the ratio of annualized net charge-offs to average loans and leases of .10%, the allowance as a multiple of net charge-offs of 5.9X, and income before income taxes and provision for loan losses as a multiple of net charge-offs of 35.2X.

The following table sets forth information detailing the allowance for loan and lease losses and selected key indicators:

	At or For the Three
	Months Ended March 31,
(Dollars in thousands)	2006		2005
Balance at beginning of period	$60,396		$79,878
Charge-offs	(3,154)		(2,786)
Recoveries	629		3,227
Net (charge-offs) recoveries	(2,525)		441
Provision for credit losses	1,507		(3,436)
Balance at end of period	$59,378		$76,883
Key Indicators:
Annualized net charge-offs (recoveries) as a percentage of average loans and leases	0.10%		(.02% )

Period end allowance as a multiple of annualized net charge-offs	5.9	X	N.M.

Income before income taxes and provision for loan losses as a multiple of net charge-offs	35.2	X	N.M.

N.M. Not Meaningful.

TCF’s methodologies for determining and allocating the allowance for loan and lease losses focus on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and non-performing assets, values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, prevailing economic conditions and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis. The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF’s allowance for loan and lease losses is disclosed in the following table and is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

The allocation of TCF’s allowance for loan and lease losses is as follows:

	At March 31, 2006			At December 31, 2005
	Allowance for		Allowance	Allowance for		Allowance
	Loan and	Total Loans	as a % of	Loan and	Total Loans	as a % of
(Dollars in thousands)	Lease Losses	and Leases	Balance	Lease Losses	and Leases	Balance
Consumer home equity and other	$16,828	$5,369,300.31%		$16,643	$5,187,584.32%
Commercial real estate	22,146	2,394,722.92		21,222	2,297,500.92
Commercial business	6,587	470,117	1.40	6,602	435,233	1.52
Leasing and equipment finance	13,264	1,575,483.84		15,313	1,503,794	1.02
Residential real estate	553	732,912.08		616	770,441.08
Total	$59,378	$10,542,534.56		$60,396	$10,194,552.59

The following table sets forth additional information regarding net charge-offs:

	Three Months Ended
	March 31, 2006		March 31, 2005
	Net	% of Average	Net	% of Average
	Charge-offs	Loans and	Charge-offs	Loans and
(Dollars in thousands)	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)
Consumer home equity and other	$1,439.11%		$1,308.12%
Commercial real estate	69.01		37.01
Commercial business	154.14		(2,436)	(2.39)
Leasing and equipment finance	831.22		614.18
Residential real estate	32.02		36.01
Total	$2,525.10		$(441)	(.02)

(1)   Annualized.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned. Approximately 61% of non-performing assets at March 31, 2006 consisted of, or were secured by, residential real estate.

Non-performing assets are summarized in the following table:

	At	At
	March 31,	December 31,
(Dollars in thousands)	2006	2005	$ Change
Non-accrual loans and leases:
Consumer home equity and other	$12,631	$18,410	$(5,779)
Commercial real estate	7,010	188	6,822
Commercial business	2,105	2,207	(102)
Leasing and equipment finance	7,798	6,434	1,364
Residential real estate	1,221	2,409	(1,188)
Total non-accrual loans and leases	30,765	29,648	1,117
Other real estate owned:
Residential	17,779	14,877	2,902
Commercial	2,957	2,834	123
Total other real estate owned	20,736	17,711	3,025
Total non-performing assets	$51,501	$47,359	$4,142

Non-performing assets as a percentage of:
Net loans and leases	.49%	.47%	2	bps
Total assets	.37	.35	2

The increase in non-accrual loans and leases from December 31, 2005 was primarily due to commercial real estate loans, partially offset by a decrease in consumer home equity non-accrual loans due to unusually high non-accrual balances in the fourth quarter of 2005. Included in non-performing assets are loans that are considered impaired. Impaired loans totaled $10.4 million at March 31, 2006, compared with $3.8 million at December 31, 2005. The related allowance for loan and lease losses was $1.6 million at March 31, 2006, unchanged from December 31, 2005. All of the impaired loans were on non-accrual status. There were no impaired loans at March 31, 2006 or December 31, 2005 which did not have a related allowance for loan losses. The average balance of impaired loans during the three months ended March 31, 2006 were $5.5 million, compared with $4.1 million during the three months ended December 31, 2005.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases. TCF’s delinquency rates are determined using the contractual method.

	At March 31, 2006		At December 31, 2005
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases
Accruing loans and leases delinquent for:
30-59 days	$18,001.17%		$26,383.26%
60-89 days	5,984.06		10,746.11
90 days or more	12,965.12		6,475.06
Total	$36,950.35%		$43,604.43%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio, by loan type:

	At March 31, 2006		At December 31, 2005
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity and other	$20,087.37%		$18,556.36%
Commercial real estate	3,011.13		10,038.44
Commercial business	124.03		819.19
Leasing and equipment finance	6,059.39		6,182.41
Residential real estate	7,669	1.05	8,009	1.04
Total	$36,950.35%		$43,604.43%

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $66.7 million of loans and leases at March 31, 2006, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $54.8 million at December 31, 2005. The increase in potential problem loans and leases was primarily due to one large commercial real estate loan. These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement. Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing. Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing. Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2006	2005	$	%
Commercial real estate	$48,360	$35,341	$13,019	36.8%
Commercial business	10,026	11,793	(1,767)	(15.0)
Leasing and equipment finance	8,348	7,648	700	9.2
Total	$66,734	$54,782	$11,952	21.8

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Deposits totaled $9.6 billion at March 31, 2006, up $464.2 million from December 31, 2005. At March 31, 2006, lower interest-cost checking, savings and money market deposits totaled $7.4 billion, up $251.1 million from December 31, 2005, and comprised 78% of total deposits at March 31, 2006, compared with 79% of total deposits at December 31, 2005. TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 1.82% at March 31, 2006, up from 1.64% at December 31, 2005, primarily reflecting increases in Premier checking, Premier savings and certificates of deposit average balances and overall increases in interest rates.

New Branch Expansion

Key to TCF’s growth is its continued investment in new branch expansion. New branches are an important source of new customers in both deposit products and consumer lending products. While supermarket branches continue to play an important role in TCF’s expansion strategy, the opportunity to add new supermarket branches within TCF’s markets has slowed. Therefore, TCF will continue new branch expansion by opening more traditional branches. Although traditional branches require a higher initial investment than supermarket branches, they ultimately attract more customers and become larger and more profitable. During the first quarter of 2006, TCF opened one new supermarket branch and closed two traditional branches. TCF now has 130 new branches opened since January 1, 2001. TCF plans to open 24 more new branches during the remainder of 2006, consisting of 16 traditional branches, six supermarket branches and two campus branches.

Additional information regarding the results of TCF’s new branches opened since January 1, 2001 is displayed in the table below:

	At March 31,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Number of new branches
Traditional	68	51	17	33.3%
Supermarket	59	51	8	15.7
Campus	3	—	3	100.0
Total	130	102	28	27.5
Percent of total branches	28.8%	23.7%
Number of checking accounts	232,864	171,694	61,170	35.6
Deposits:
Checking	$408,895	$273,863	$135,032	49.3
Savings	296,904	182,078	114,826	63.1
Money market	31,877	16,823	15,054	89.5
Subtotal	737,676	472,764	264,912	56.0
Certificates of deposits	381,704	144,707	236,997	163.8
Total deposits	$1,119,380	$617,471	$501,909	81.3
Total fees and other revenue (quarter ended)	$15,378	$10,902	$4,476	41.1

Borrowings

Borrowings totaled $3 billion at March 31, 2006, up $51.5 million from December 31, 2005. The weighted-average rate on borrowings increased to 4.56% at March 31, 2006, from 4.49% at December 31, 2005. During the first quarter of 2006, TCF Bank issued $75 million of subordinated notes due in 2016. The notes bear interest at a fixed rate of 5.50% until maturity. Also, during the first quarter of 2006, TCF executed two repurchase agreements each for $100 million. Both repurchase agreements can be called once in 2009 and have a maturity date in 2016, with a rate of 4.36% and 4.55%, respectively. In addition, TCF executed a $100 million FHLB advance callable once in 2011 with a rate of 4.75% and a maturity date in 2016. See Note 6 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

TCF Financial Corporation (parent company only) has an unsecured $105 million line of credit that matured in April 2006, and contains certain covenants common to such agreements. This line of credit was renewed and now matures April 17, 2007. TCF is not in default with respect to any of its covenants under the credit agreement. The interest rate on the line of credit is based on either the prime rate or LIBOR. TCF has the option to select the interest rate index and term for advances on the line of credit. The line of credit may be used for appropriate corporate purposes. At March 31, 2006, TCF had no outstanding balance on this bank line of credit, compared with $16.5 million outstanding at December 31, 2005.

Contractual Obligations and Commercial Commitments

TCF has certain obligations and commitments to make future payments under contracts. At March 31, 2006, the aggregate contractual obligations (excluding bank deposits) and commercial commitments are as follows:

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings	$3,034,659	$480,139	$235,626	$420,815	$1,898,079
Annual rental commitments under non-cancelable operating leases	188,130	26,714	43,765	34,437	83,214
Campus marketing agreements	50,820	1,622	3,125	5,136	40,937
Construction contracts and land purchase commitments for future branch sites	21,088	21,088	—	—	—
	$3,294,697	$529,563	$282,516	$460,388	$2,022,230

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,791,488	$9,816	$17,094	$34,731	$1,729,847
Commercial	735,184	424,384	222,435	71,582	16,783
Leasing and equipment finance	87,529	87,529	—	—	—
Other	8,339	8,339	—	—	—
Total commitments to lend	2,622,540	530,068	239,529	106,313	1,746,630
Standby letters of credit and guarantees on industrial revenue bonds	102,182	68,807	13,705	19,020	650
	$2,724,722	$598,875	$253,234	$125,333	$1,747,280

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

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with 11 campuses. TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2023. TCF also has various renewal options, which may extend the terms of these agreements. Campus marketing agreements are an important element of TCF’s campus banking strategy.

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2018. Collateral held primarily consists of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Stockholders’ Equity

Stockholders’ equity at March 31, 2006 was $968.3 million, or 7% of total assets, compared with $998.5 million, or 7.5% of total assets, at December 31, 2005. For the first quarter of 2006, average total equity to average assets was 7.18%, compared with 7.43% for the year ended December 31, 2005. TCF repurchased 2.4 million shares of its common stock during the first quarter of 2006 at an average cost of $25.27 per share. At March 31, 2006, TCF had 4.3 million shares remaining in its stock repurchase program authorized by its Board of Directors. On April 17, 2006, TCF declared a regular quarterly dividend of 23 cents per common share, payable on May 31, 2006, to shareholders of record as of April 28, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk — Interest-Rate Risk

TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage its interest-rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks, in the normal course of its business, the Company considers interest-rate risk to be its most significant market risk. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. The mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. TCF, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices (e.g., the prime rate).

TCF’s Asset/Liability Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At March 31, 2006, net interest income is estimated to increase by 1.5%, compared with the base case scenario, over the next twelve months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points. In the event short- and long-term interest rates were to decline by 100 basis points, net interest income is estimated to decrease by 2.3%, compared with the base case scenario, over the next twelve months.

Management exercises its best judgment in making assumptions regarding loan prepayments, deposit withdrawals, calls on wholesale borrowings and other non-controllable events in estimating TCF’s exposure to changes in interest rates. These assumptions are inherently uncertain and, as a result, the simulation models cannot precisely predict net interest income or precisely predict the impact of a change in interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

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

TCF’s one-year interest rate gap was a negative $276.3 million, or 2% of total assets at March 31, 2006, compared with a positive $318.4 million, or 2.4% of total assets at December 31, 2005. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $6 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at March 31, 2006 by approximately $1 billion, or 140.5%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at March 31, 2006 by approximately $156 million, or 21% in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.

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

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments; adverse findings in tax audits or regulatory examinations; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets; and results of litigation, including reductions in card revenues resulting from litigation brought by various merchants or merchant organizations against Visa; or other significant uncertainties. Investors should consult TCF’s Annual Report on Form 10-K, and Forms 10-Q and 8-K for additional important information about the Company.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2006. Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the first quarter of 2006.

Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, the Chief Financial Officer (Principal Financial Officer) and the Controller and Assistant Treasurer (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations, and the benefits of controls must be weighed against their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Therefore, no assessment of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
except per-share data)	2006	2005	2005	2005	2005

SELECTED FINANCIAL CONDITION DATA:

Securities available for sale	$1,816,135	$1,648,615	$1,318,787	$1,406,575	$1,785,520
Residential real estate loans	732,912	770,441	815,893	884,141	950,469
Subtotal	2,549,047	2,419,056	2,134,680	2,290,716	2,735,989
Loans and leases excluding residential real estate loans	9,809,622	9,424,111	9,139,075	8,878,581	8,602,109
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	13,832,323	13,365,360	12,737,089	12,607,216	12,733,208

Checking, savings and money market deposits	7,446,146	7,195,074	6,991,843	6,695,484	6,709,527
Certificates of deposit	2,128,723	1,915,620	1,866,425	1,728,842	1,685,486
Total deposits	9,574,869	9,110,694	8,858,268	8,424,326	8,395,013
Short-term borrowings	346,528	472,126	1,084,933	1,045,582	878,390
Long-term borrowings	2,688,131	2,511,010	1,547,690	1,899,047	2,098,878
Stockholders’ equity	968,300	998,472	967,069	954,557	926,343

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2006	2005	2005	2005	2005

SELECTED OPERATIONS DATA:
Net interest income	$131,168	$129,282	$128,070	$131,285	$129,053
Provision for credit losses	1,507	3,637	3,394	1,427	(3,436)
Net interest income after provision for credit losses	129,661	125,645	124,676	129,858	132,489
Non-interest income:
Fees and other revenues	117,499	125,026	122,617	113,201	106,815
Gains on sales of securities available for sale	—	—	995	4,437	5,239
Total non-interest income	117,499	125,026	123,612	117,638	112,054
Non-interest expense	159,924	158,478	153,913	150,180	148,017
Income before income tax expense	87,236	92,193	94,375	97,316	96,526
Income tax expense	29,014	26,653	28,889	26,675	33,061
Net income	$58,222	$65,540	$65,486	$70,641	$63,465

Per common share:
Basic earnings	$.45	$.50	$.50	$.53	$.47
Diluted earnings	$.45	$.50	$.50	$.53	$.47
Dividends declared	$.23	$.2125	$.2125	$.2125	$.2125

FINANCIAL RATIOS:
Return on average assets (1)	1.71%	2.01%	2.07%	2.22%	2.03%
Return on average common equity (1)	23.82	27.09	27.41	30.23	27.18
Net interest margin (1)	4.25	4.31	4.43	4.53	4.56
Net charge-offs (recoveries) as a percentage of average loans and leases (1) (2)	.10	.09	.85	.08	(.02)
Average total equity to average assets	7.18	7.40	7.56	7.36	7.48

(1)   Annualized.

(2)   For the three months ended September 30, 2005, net charge-offs excluding the leveraged lease as a percentage of average loans and leases was .08% (annualized).

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information (Continued)

Consolidated Average Balance Sheets, Interest and Dividends

Earned or Paid, and Related Interest Yields and Rates

	Three Months Ended March 31,
	2006			2005
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$70,655	$677	3.86%	$106,006	$1,052	4.01%
Securities available for sale (3)	1,781,586	23,699	5.32	1,663,412	21,495	5.17
Education loans held for sale	281,185	4,347	6.27	207,430	2,254	4.41
Loans and leases:
Consumer home equity :
Fixed-rate	3,350,168	55,522	6.72	1,755,164	29,144	6.73
Variable-rate	1,865,549	37,724	8.20	2,701,729	42,725	6.41
Consumer - other	34,833	793	9.23	36,046	785	8.83
Total consumer home equity and other	5,250,550	94,039	7.26	4,492,939	72,654	6.56
Commercial real estate:
Fixed- and adjustable-rate	1,569,078	23,926	6.18	1,327,160	20,067	6.13
Variable-rate	760,501	13,468	7.18	841,176	10,869	5.24
Total commercial real estate	2,329,579	37,394	6.51	2,168,336	30,936	5.79
Commercial business:
Fixed- and adjustable-rate	115,745	1,749	6.13	74,968	1,044	5.65
Variable-rate	333,619	5,635	6.85	332,555	4,117	5.02
Total commercial business	449,364	7,384	6.66	407,523	5,161	5.14
Leasing and equipment finance	1,533,034	27,286	7.12	1,389,541	23,791	6.85
Subtotal	9,562,527	166,103	7.03	8,458,339	132,542	6.34
Residential real estate	751,782	10,880	5.80	984,764	14,002	5.70
Total loans and leases (4)	10,314,309	176,983	6.94	9,443,103	146,544	6.27
Total interest-earning assets	12,447,735	205,706	6.68	11,419,951	171,345	6.06
Other assets (5)	1,162,959			1,074,025
Total assets	$13,610,694			$12,493,976

Liabilities and and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,554,008			$1,571,741
Small business	590,240			547,060
Commercial and custodial	282,408			313,634
Total non-interest bearing deposits	2,426,656			2,432,435
Interest-bearing deposits:
Premier checking	938,055	7,031	3.04	459,385	2,105	1.86
Other checking	909,960	556.25		1,089,541	363.14
Subtotal	1,848,015	7,587	1.67	1,548,926	2,468.65
Premier savings	780,046	7,299	3.79	281,529	1,651	2.38
Other savings	1,440,818	3,114.88		1,606,560	1,645.42
Subtotal	2,220,864	10,413	1.90	1,888,089	3,296.71
Money market	669,602	3,546	2.15	647,197	1,071.67
Subtotal	4,738,481	21,546	1.84	4,084,212	6,835.68
Certificates of deposit	2,005,639	18,301	3.70	1,592,682	9,103	2.32
Total interest-bearing deposits	6,744,120	39,847	2.40	5,676,894	15,938	1.14
Total deposits	9,170,776	39,847	1.76	8,109,329	15,938.80
Borrowings:
Short-term borrowings	674,868	7,503	4.51	974,853	6,080	2.53
Long-term borrowings	2,481,793	27,188	4.44	2,115,369	20,274	3.88
Total borrowings	3,156,661	34,691	4.45	3,090,222	26,354	3.46
Total deposits and borrowings	12,327,437	74,538	2.45	11,199,551	42,292	1.53
Other liabilities (5)	305,672			360,362
Total liabilities	12,633,109			11,559,913
Stockholders’ equity (5)	977,585			934,063
Total liabilities and stockholders’ equity	$13,610,694			$12,493,976
Net interest income and margin		$131,168	4.25%		$129,053	4.56%

(1)   Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $266,000 and $181,000 was recognized during the quarter ended March 31, 2006 and 2005, respectively.

(2)   Annualized.

(3)   Average balance and yield of securities available for sale are based upon the historical amortized cost.

(4)   Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)   Average balance is based upon month-end balances.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collection activities. From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF has had such actions brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty.

Item 1A. Risk Factors

There have been no material changes to TCF’s risk factors reported in its Annual Report on Form 10-K dated December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2006:

	Shares Repurchased
		Average Price	Share Repurchase Authorizations (1)
(Dollars in thousands)	Number	Per Share	July 21, 2003	May 21, 2005
Balance, December 31, 2005			2,820	6,725,487
January 1-31, 2006	900,000	$25.27	—	5,828,307
February 1-28, 2006	1,000,000	25.18	—	4,828,307
March 1-31, 2006	500,000	25.46	—	4,328,307
Balance, March 31, 2006	2,400,000	$25.27	—	4,328,307

(1)   The current share repurchase authorization was approved by the Board of Directors on May 21, 2005.
The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 6.7 million shares. This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 40 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION

/s/ Lynn A. Nagorske
Lynn A. Nagorske, Chief Executive Officer and Director

/s/ Neil W. Brown
Neil W. Brown, President and Chief Financial Officer (Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

Dated: May 9, 2006

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request

10(b)-4

Form of Year 2006 Executive Stock Grant Award Agreement dated January 23, 2006 [incorporated by reference to Exhibit 10(b)-4 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2006 No. 001-10253]

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein