Form 10-Q
period 2006-06-30
TCF FINANCIAL CORP
filed 2006-08-02
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 31, 2006
Common Stock, $.01 par value	131,034,838 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	June 30,	December 31,
(Dollars in thousands, except per-share data)	2006	2005
	(Unaudited)
Assets

Cash and due from banks	$371,942	$374,701
Investments	76,124	79,943
Securities available for sale	1,781,995	1,648,615
Education loans held for sale	227,703	229,820
Loans and leases:
Consumer home equity and other	5,579,647	5,187,584
Commercial real estate	2,411,028	2,297,500
Commercial business	543,314	435,233
Leasing and equipment finance	1,677,641	1,503,794
Subtotal	10,211,630	9,424,111
Residential real estate	695,213	770,441
Total loans and leases	10,906,843	10,194,552
Allowance for loan and lease losses	(59,246)	(60,396)
Net loans and leases	10,847,597	10,134,156
Premises and equipment	384,360	365,146
Goodwill	152,599	152,599
Other assets	356,029	380,380
Total assets	$14,198,349	$13,365,360

Liabilities and Stockholders’ Equity

Deposits:
Checking	$4,341,029	$4,279,853
Savings	2,297,636	2,238,204
Money market	603,024	677,017
Certificates of deposit	2,382,273	1,915,620
Total deposits	9,623,962	9,110,694
Short-term borrowings	561,374	472,126
Long-term borrowings	2,778,277	2,511,010
Total borrowings	3,339,651	2,983,136
Accrued expenses and other liabilities	257,351	273,058
Total liabilities	13,220,964	12,366,888
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 184,202,447 and 184,386,193 shares issued	1,842	1,844
Additional paid-in capital	468,110	476,884
Retained earnings, subject to certain restrictions	1,601,009	1,536,611
Accumulated other comprehensive loss	(55,515)	(21,215)
Treasury stock at cost, 52,813,430 and 50,609,970 shares, and other	(1,038,061)	(995,652)
Total stockholders’ equity	977,385	998,472
Total liabilities and stockholders’ equity	$14,198,349	$13,365,360

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share data)	2006	2005	2006	2005

Interest income:
Loans and leases	$188,988	$155,014	$365,971	$301,558
Securities available for sale	25,156	21,325	48,855	42,820
Education loans held for sale	4,205	2,566	8,552	4,820
Investments	792	1,094	1,469	2,146
Total interest income	219,141	179,999	424,847	351,344
Interest expense:
Deposits	46,247	20,646	86,094	36,584
Borrowings	37,452	28,068	72,143	54,422
Total interest expense	83,699	48,714	158,237	91,006
Net interest income	135,442	131,285	266,610	260,338
Provision for credit losses	3,097	1,427	4,604	(2,009)
Net interest income after provision for credit losses	132,345	129,858	262,006	262,347
Non-interest income:
Fees and service charges	71,099	66,755	132,654	124,693
Card revenue	22,984	19,717	44,246	37,359
ATM revenue	9,762	10,795	18,861	20,527
Investments and insurance revenue	2,894	2,791	5,382	5,644
Subtotal	106,739	100,058	201,143	188,223
Leasing and equipment finance	12,552	11,092	24,467	21,785
Other	4,331	2,051	15,511	10,008
Fees and other revenue	123,622	113,201	241,121	220,016
Gains on sales of securities available for sale	—	4,437	—	9,676
Total non-interest income	123,622	117,638	241,121	229,692
Non-interest expense:
Compensation and employee benefits	85,083	81,973	171,251	163,424
Occupancy and equipment	27,998	24,771	56,049	50,150
Advertising and promotions	6,755	6,778	12,471	13,025
Deposit account losses	5,673	3,708	9,686	7,275
Other	36,537	32,950	72,513	64,323
Total non-interest expense	162,046	150,180	321,970	298,197
Income before income tax expense	93,921	97,316	181,157	193,842
Income tax expense	26,860	26,675	55,874	59,736
Net income	$67,061	$70,641	$125,283	$134,106

Earnings per common share:
Basic	$.52	$.53	$.97	$1.01
Diluted	$.52	$.53	$.96	$1.00

Dividends declared per common share	$.23	$.2125	$.46	$.425

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$125,283	$134,106
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	28,732	22,488
Provision for credit losses	4,604	(2,009)
Proceeds from sales of education loans held for sale	112,294	34,645
Principal collected on education loans held for sale	7,371	3,099
Originations and purchases of education loans held for sale	(117,578)	(96,515)
Net increase in other assets and accrued expenses and other liabilities	(4,538)	(73,323)
Gains on sales of assets, net	(5,160)	(15,793)
Other, net	(752)	7,394
Total adjustments	24,973	(120,014)
Net cash provided by operating activities	150,256	14,092

Cash flows from investing activities:
Principal collected on loans and leases	1,884,467	2,068,488
Originations and purchases of loans	(2,119,237)	(2,133,869)
Purchases of equipment for lease financing	(522,788)	(368,254)
Proceeds from sales of securities available for sale	—	917,209
Proceeds from maturities of and principal collected on securities available for sale	111,176	117,401
Purchases of securities available for sale	(297,451)	(807,328)
Purchases of Federal Home Loan Bank stock	(31,123)	(31,190)
Proceeds from redemptions of Federal Home Loan Bank stock	38,266	29,068
Proceeds from sales of real estate owned	11,842	12,351
Purchases of premises and equipment	(37,168)	(37,431)
Proceeds from sales of premises and equipment	4,274	17,000
Proceeds from sale of mortgage servicing rights	37,731	—
Other, net	(3,945)	2,458
Net cash used by investing activities	(923,956)	(214,097)

Cash flows from financing activities:
Net increase in deposits	513,268	462,131
Net increase (decrease) in short-term borrowings	89,248	(10,529)
Proceeds from long-term borrowings	494,136	269,422
Payments on long-term borrowings	(216,090)	(394,997)
Purchases of common stock	(73,864)	(82,382)
Dividends paid on common stock	(61,090)	(57,606)
Stock compensation tax benefits	20,714	9,939
Other, net	4,619	5,387
Net cash provided by financing activities	770,941	201,365
Net (decrease) increase in cash and due from banks	(2,759)	1,360
Cash and due from banks at beginning of period	374,701	359,798
Cash and due from banks at end of period	$371,942	$361,158

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$147,830	$89,066
Income taxes	$24,718	$74,003
Transfer of loans and leases to other assets	$21,435	$16,924

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Number of		Additional		Other	Treasury
	Common	Common	Paid-in	Retained	Comprehensive	Stock
(Dollars in thousands)	Shares Issued	Stock	Capital	Earnings	Income (Loss)	and Other	Total
Balance, December 31, 2004	184,939,094	$1,849	$505,542	$1,385,760	$(1,415)	$(933,318)	$958,418

Comprehensive income:
Net income	—	—	—	134,106	—	—	134,106
Other comprehensive income	—	—	—	—	3,016	—	3,016
Comprehensive income	—	—	—	134,106	3,016	—	137,122
Dividends on common stock	—	—	—	(57,606)	—	—	(57,606)
Repurchase of 3,050,000 shares	—	—	—	—	—	(82,382)	(82,382)
Issuance of 482,950 shares	—	—	(8,838)	—	—	8,838	—
Cancellation of shares	(74,719)	(1)	(605)	133	—	—	(473)
Cancellation of shares for tax withholding	(438,897)	(4)	(13,479)	—	—	—	(13,483)
Amortization of stock compensation	—	—	2,857	—	—	—	2,857
Exercise of stock options, 18,000 shares	—	—	(164)	—	—	329	165
Stock compensation tax benefits	—	—	9,939	—	—	—	9,939
Change in shares held in trust for deferred compensation plans, at cost	—	—	(20,980)	—	—	20,980	—
Balance, June 30, 2005	184,425,478	$1,844	$474,272	$1,462,393	$1,601	$(985,553)	$954,557

Balance, December 31, 2005	184,386,193	$1,844	$476,884	$1,536,611	$(21,215)	$(995,652)	$998,472
Comprehensive income (loss):
Net income	—	—	—	125,283	—	—	125,283
Other comprehensive loss	—	—	—	—	(34,300)	—	(34,300)
Comprehensive income (loss)	—	—	—	125,283	(34,300)	—	90,983
Dividends on common stock	—	—	—	(61,090)	—	—	(61,090)
Repurchase of 2,900,000 shares	—	—	—	—	—	(73,864)	(73,864)
Issuance of 676,540 shares	—	—	(12,685)	—	—	12,685	—
Cancellation of shares	(105,785)	(1)	(272)	205	—	—	(68)
Cancellation of shares for tax withholding	(77,961)	(1)	(2,110)	—	—	—	(2,111)
Amortization of stock compensation	—	—	4,113	—	—	—	4,113
Exercise of stock options, 20,000 shares	—	—	(144)	—	—	380	236
Stock compensation tax benefits	—	—	20,714	—	—	—	20,714
Change in shares held in trust for deferred compensation plans, at cost	—	—	(18,390)	—	—	18,390	—
Balance, June 30, 2006	184,202,447	$1,842	$468,110	$1,601,009	$(55,515)	$(1,038,061)	$977,385

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

(2)          Investments

The carrying values of investments, which approximate their fair values, consist of the following:

	At	At
	June 30,	December 31,
(In thousands)	2006	2005
Federal Home Loan Bank stock, at cost:
Des Moines	$46,996	$53,970
Chicago and Topeka	4,626	4,795
Subtotal	51,622	58,765
Federal Reserve Bank stock, at cost	18,955	20,646
Interest-bearing deposits with banks	5,547	532
Total investments	$76,124	$79,943

The investments in FHLB stock are required investments related to TCF’s borrowings from these banks. All new FHLB borrowing activity since 2000 is done with the FHLB of Des Moines. FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank System. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt. Therefore, TCF’s investments in these banks could be adversely impacted by the operations of the other FHLBs.

(3)          Securities Available for Sale

Securities available for sale consist of the following:

		At June 30, 2006				At December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Mortgage-backed securities:
Federal agencies	$1,861,584	$94	$(85,635)	$1,776,043	$1,675,203	$874	$(33,921)	$1,642,156
Other	5,135	—	(183)	4,952	5,655	—	(196)	5,459
Other securities	1,000	—	—	1,000	1,000	—	—	1,000
Total	$1,867,719	$94	$(85,818)	$1,781,995	$1,681,858	$874	$(34,117)	$1,648,615
Weighted-average yield	5.35%				5.26%

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2006. Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues. TCF has the ability and intent to hold these investments until a recovery of fair value. Accordingly, TCF has concluded that the unrealized losses are temporary and no impairment has occurred at June 30, 2006.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities:
Federal agencies	$1,082,066	$(42,633)	$689,944	$(43,002)	$1,772,010	$(85,635)
Other	—	—	4,406	(183)	4,406	(183)
Total	$1,082,066	$(42,633)	$694,350	$(43,185)	$1,776,416	$(85,818)

(4)          Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2006	2005	Change
Consumer home equity and other:
Home Equity:
First mortgage lien	$3,570,097	$3,375,380	5.8%
Junior lien	1,969,217	1,773,308	11.0
Total consumer home equity	5,539,314	5,148,688	7.6
Other	40,333	38,896	3.7
Total consumer home equity and other	5,579,647	5,187,584	7.6
Commercial:
Commercial real estate:
Permanent	2,244,303	2,117,953	6.0
Construction and development	166,725	179,547	(7.1)
Total commercial real estate	2,411,028	2,297,500	4.9
Commercial business	543,314	435,233	24.8
Total commercial	2,954,342	2,732,733	8.1
Leasing and equipment finance (1):
Equipment finance loans	452,102	387,171	16.8
Lease financings:
Direct financing leases (2)	1,304,317	1,180,370	10.5
Sales-type leases	20,918	18,495	13.1
Lease residuals	33,832	32,882	2.9
Unearned income and deferred lease costs	(133,528)	(115,124)	(16.0)
Total lease financings	1,225,539	1,116,623	9.8
Total leasing and equipment finance	1,677,641	1,503,794	11.6
Total consumer, commercial and leasing and equipment finance	10,211,630	9,424,111	8.4
Residential real estate	695,213	770,441	(9.8)
Total loans and leases	$10,906,843	$10,194,552	7.0

(1)	Operating leases of $66.8 million at June 30, 2006 and $56.7 million at December 31, 2005 are included as a component of Other Assets on TCF’s Statements of Financial Condition.
(2)

Included in the direct financing leases are $63.5 million and $52.7 million at June 30, 2006 and December 31, 2005, respectively, of equipment that has been installed under lease contracts that have not yet commenced due to additional equipment pending installation under the lease.

(5)          Long-term Borrowings

		At June 30, 2006		At December 31, 2005
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2006	$100,000	5.56%	$303,000	5.22%
	2007	200,000	3.65	200,000	3.65
	2009	117,000	5.26	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
	2015	1,400,000	4.16	1,400,000	4.16
	2016	400,000	4.68	—	—
Sub-total		2,517,000	4.44	2,325,500	4.45
Subordinated bank notes	2014	74,458	5.27	74,373	5.27
	2015	49,380	5.37	49,305	5.37
	2016	74,309	5.63	—	—
Sub-total		198,147	5.43	123,678	5.31
Discounted lease rentals	2006	15,502	6.87	28,193	6.49
	2007	23,804	7.07	18,323	6.79
	2008	12,263	7.26	6,569	7.03
	2009	4,984	7.22	1,811	7.02
	2010	1,932	7.09	336	7.18
	2011	245	6.98	—	—
Sub-total		58,730	7.07	55,232	6.68
Other borrowings	2006	—	—	2,200	4.50
	2007	2,200	4.50	2,200	4.50
	2008	2,200	4.50	2,200	4.50
Sub-total		4,400	4.50	6,600	4.50
Total long-term borrowings		$2,778,277	4.56	$2,511,010	4.54

Included in Federal Home Loan Bank (“FHLB”) advances and repurchase agreements at June 30, 2006 were $417 million of fixed-rate FHLB advances, which are callable quarterly by the counterparties at par until maturity. In addition, TCF has $1.6 billion of repurchase agreements and $200 million of FHLB advances which are callable during various years from 2008 through 2011. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period.

The next call year and stated maturity year for the callable advances and repurchase agreements outstanding at June 30, 2006 were as follows:

(Dollars in thousands)

Year	Next Call Date	Weighted- Average Rate	Stated Maturity Date	Weighted- Average Rate

2006	$417,000	5.24%	$—	—%
2008	1,100,000	4.11	—	—
2009	300,000	4.63	117,000	5.26
2010	300,000	4.33	100,000	6.02
2011	100,000	4.82	200,000	4.85
2015	—	—	1,400,000	4.16
2016	—	—	400,000	4.68
Total	$2,217,000	4.46	$2,217,000	4.46

(6)          Stockholders’ Equity

Treasury stock and other consists of the following:

	At	At
	June 30,	December 31,
(In thousands)	2006	2005

Treasury stock, at cost	$1,005,958	$945,159
Shares held in trust for deferred compensation plans, at cost	32,103	50,493
Total	$1,038,061	$995,652

TCF repurchased 2.9 million shares of its common stock during the first six months of 2006 and 3.1 million shares for the same 2005 period. At June 30, 2006, TCF had 3.8 million shares remaining in its stock repurchase program authorized by its Board of Directors.

(7)          Stock Compensation

Effective January 1, 2006, TCF adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, for the accounting for stock compensation. The adoption of this Statement had no material impact on TCF’s financial statements as TCF was previously accounting for stock compensation under Statement of Financial Accounting Standards No. 123. Both Statements utilize the fair value method at grant date for stock compensation and expense such cost. With the adoption of SFAS 123R, TCF eliminated its unamortized stock compensation from Treasury Stock and Other against Additional Paid-in Capital in its Consolidated Statements of Financial Condition. Also, TCF now reports cash retained from excess tax benefits on stock compensation (“stock compensation tax benefits”) as cash flows from financing activities in its Consolidated Statements of Cash Flows. Unamortized stock compensation and stock compensation tax benefits were reclassified in prior periods to conform to the current period presentation.

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

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel. Under the Program, no more than 5% of the shares of TCF common stock outstanding on the date of initial shareholder approval may be awarded. At June 30, 2006, there were 4,125,138 shares reserved for issuance under the Program, including 239,800 shares related to outstanding stock options that are fully vested.

At June 30, 2006, there were 1,500,541 shares of performance-based restricted stock that will vest only if certain earnings per share goals and service conditions are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited. Other restricted stock grants vest over periods from three to seven years. The weighted-average grant date fair value of restricted stock granted for the second quarter and first six months of 2006 was $25.66 and $25.23, respectively, compared with $26.11 and $27.91 for the same 2005 periods. Compensation expense for restricted stock was $1.9 million and $3.8 million for the second quarter and the first six months of 2006, respectively, compared with $1.1 million and $2.3 million for the same 2005 periods. The recognized tax benefit for stock compensation expense was $639 thousand and $1.3 million for the second quarter and the first six months of 2006, respectively, compared with $367 thousand and $755 thousand for the same 2005 periods. Unrecognized stock compensation for restricted stock awards was $25 million with a weighted-average remaining amortization period of 2.5 years at June 30, 2006, compared with $22.6 million with a weighted-average remaining amortization period of 2.1 years at June 30, 2005.

The following table reflects TCF’s restricted stock transactions under the Program since December 31, 2005:

	Restricted Stock
	Shares	Price Range
Outstanding at December 31, 2005	2,309,276	$9.87-$ 30.28
Granted	588,850	25.18
Forfeited	(89,335)	9.87-30.28
Vested	(224,900)	18.03-24.10
Outstanding at March 31, 2006	2,583,891	$9.87-$ 30.28
Granted	63,800	$ 25.66
Forfeited	(16,450)	21.24 - 30.13
Vested	(4,000)	19.14
Outstanding at June 30, 2006	2,627,241	$9.87-$ 30.28

Prior to 2000, TCF had also issued stock options under the Program that generally become exercisable over a period of one to ten years from the date of the grant and expire after ten years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant. As of June 30, 2006, all outstanding stock options are fully vested. Stock options outstanding and exercisable at June 30, 2006 had exercise prices ranging from $11.78 to $16.64, a weighted-average price of $13.92 and a weighted-average remaining exercise period of 2.5 years.

(8)          Regulatory Capital Requirements

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

The following table sets forth TCF’s and TCF Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the minimum and well-capitalized capital requirements:

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Tier 1 leverage capital
TCF	$878,183	6.27%	$420,373	3.00%	N.A.	N.A.
TCF Bank	839,852	6.00	419,738	3.00	$699,563	5.00%

Tier 1 risk-based capital
TCF	878,183	8.58	409,200	4.00	613,800	6.00
TCF Bank	839,852	8.22	408,452	4.00	612,677	6.00

Total risk-based capital
TCF	1,137,792	11.12	818,400	8.00	1,023,000	10.00
TCF Bank	1,099,461	10.77	816,903	8.00	1,021,129	10.00

As of December 31, 2005:
Tier 1 leverage capital
TCF	$863,955	6.61%	$392,306	3.00%	N.A.	N.A.
TCF Bank	835,121	6.39	392,000	3.00	$653,333	5.00%

Tier 1 risk-based capital
TCF	863,955	8.79	393,128	4.00	589,693	6.00
TCF Bank	835,121	8.52	392,275	4.00	588,413	6.00

Total risk-based capital
TCF	1,049,615	10.68	786,257	8.00	982,821	10.00
TCF Bank	1,020,781	10.41	784,551	8.00	980,688	10.00
N.A. Not Applicable.

At June 30, 2006, TCF and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the OCC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(9)   Employee Benefit Plans

TCF amended the TCF Cash Balance Pension Plan (the “Pension Plan”) to discontinue compensation credits for all participants effective March 31, 2006. Interest credits will continue to be paid until participants’ accounts are distributed from the Pension Plan. All unvested participant accounts became vested on March 31, 2006. As a result of this amendment, TCF recorded a $400 thousand curtailment gain in the first quarter of 2006. The projected benefit obligation was remeasured at February 1, 2006 and was reduced from $62.1 million at December 31, 2005 to $58.5 million. As part of the remeasurement, TCF increased its discount rate assumption to 5.50% from 5.25% at December 31, 2005. The long-term rate of return on plan assets assumption was unchanged from December 31, 2005.

Effective April 1, 2006, TCF amended the TCF Employees Stock Purchase Plan to increase the employer match to 75 cents per dollar for employees with five through nine years of service, up to a maximum company contribution of 4.5% of the employee’s salary and bonus, and to $1 per dollar for employees with ten or more years of service, up to a maximum company contribution of 6% of the employee’s salary and bonus. Employee contributions vest immediately while the Company’s matching contributions are subject to a graduated vesting schedule based on an employee’s years of vesting service with full vesting after five years.

The following table sets forth the net benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and six months ended June 30, 2006 and 2005:

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Service cost	$42	$1,326	$1,421	$2,652
Interest cost	786	857	1,535	1,714
Expected return on plan assets	(1,253)	(1,431)	(2,516)	(2,863)
Amortization of prior service cost	—	(62)	(21)	(124)
Recognized actuarial loss	585	262	1,160	524
Plan amendment/curtailment gain	—	—	(400)	—
Net periodic benefit cost	$160	$952	$1,179	$1,903

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Service cost	$6	$9	$13	$17
Interest cost	109	138	217	276
Amortization of transition obligation	25	33	50	66
Recognized actuarial loss	30	35	60	70
Net periodic benefit cost	$170	$215	$340	$429

TCF did not make any contributions to the Pension Plan in the second quarter and first six months of 2006 and 2005. In 2006, TCF is eligible to contribute up to $8.5 million to the Pension Plan under various IRS funding methods, but is not required to make any minimum contributions. During the second quarter and first six months of 2006, TCF paid $312 thousand and $496 thousand, respectively, for the Postretirement Plan, compared with $401 thousand and $614 thousand for the same 2005 periods.

(10) Business Segments

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

The following tables set forth certain information about the reported profit or loss and assets of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals. The “other” category in the table below includes TCF’s parent company, corporate functions and mortgage banking.

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Three Months Ended June 30, 2006:
Revenues from external customers:
Interest income	$189,771	$29,370	$—	$—	$219,141
Non-interest income	108,978	12,552	2,092	—	123,622
Total	$298,749	$41,922	$2,092	$—	$342,763
Net interest income	$120,480	$14,184	$309	$469	$135,442
Provision for credit losses	2,306	791	—	—	3,097
Non-interest income	108,978	12,552	33,612	(31,520)	123,622
Non-interest expense	144,939	13,243	34,915	(31,051)	162,046
Income tax expense (benefit)	23,115	4,575	(830)	—	26,860
Net income (loss)	$59,098	$8,127	$(164)	$—	$67,061

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$13,758,759	$1,824,821	$133,484	$(1,518,715)	$14,198,349

At or For the Three Months Ended June 30, 2005:
Revenues from external customers:
Interest income	$155,832	$24,133	$34	$—	$179,999
Non-interest income	106,330	11,092	216	—	117,638
Total	$262,162	$35,225	$250	$—	$297,637
Net interest income	$115,410	$14,486	$780	$609	$131,285
Provision for credit losses	923	504	—	—	1,427
Non-interest income	106,330	11,092	28,680	(28,464)	117,638
Non-interest expense	134,847	11,718	31,470	(27,855)	150,180
Income tax expense (benefit)	22,690	4,791	(806)	—	26,675
Net income (loss)	$63,280	$8,565	$(1,204)	$—	$70,641

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$12,150,628	$1,501,850	$178,867	$(1,224,129)	$12,607,216

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Six Months Ended June 30, 2006:
Revenues from external customers:
Interest income	$368,191	$56,656	$—	$—	$424,847
Non-interest income	210,183	24,467	6,471	—	241,121
Total	$578,374	$81,123	$6,471	$—	$665,968
Net interest income	$236,481	$28,273	$883	$973	$266,610
Provision for credit losses	5,031	(427)	—	—	4,604
Non-interest income	210,183	24,467	70,338	(63,867)	241,121
Non-interest expense	289,406	26,187	69,271	(62,894)	321,970
Income tax expense (benefit)	46,170	9,724	(20)	—	55,874
Net income	$106,057	$17,256	$1,970	$—	$125,283

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$13,758,759	$1,824,821	$133,484	$(1,518,715)	$14,198,349

At or For the Six Months Ended June 30, 2005:
Revenues from external customers:
Interest income	$303,330	$47,924	$90	$—	$351,344
Non-interest income	206,448	21,862	1,382	—	229,692
Total	$509,778	$69,786	$1,472	$—	$581,036
Net interest income	$228,338	$29,209	$1,537	$1,254	$260,338
Provision for credit losses	(3,265)	1,256	—	—	(2,009)
Non-interest income	206,448	21,862	60,286	(58,904)	229,692
Non-interest expense	271,148	23,273	61,426	(57,650)	298,197
Income tax expense (benefit)	50,378	9,494	(136)	—	59,736
Net income	$116,525	$17,048	$533	$—	$134,106

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$12,150,628	$1,501,850	$178,867	$(1,224,129)	$12,607,216

(11) Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per-share data)	2006	2005	2006	2005

Basic Earnings Per Common Share
Net income	$67,061	$70,641	$125,283	$134,106
Weighted-average shares outstanding	131,822,899	134,672,126	132,285,471	135,426,268
Restricted stock	(2,654,240)	(2,262,050)	(2,563,309)	(2,230,714)
Weighted-average common shares outstanding for basic earnings per common share	129,168,659	132,410,076	129,722,162	133,195,554
Basic earnings per common share	$.52	$.53	$.97	$1.01

Diluted Earnings Per Common Share
Net income	$67,061	$70,641	$125,283	$134,106
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	129,168,659	132,410,076	129,722,162	133,195,554
Net dilutive effect of:
Restricted stock	86,069	193,118	69,812	220,795
Stock options	107,315	139,058	109,942	146,594
Weighted-average common shares outstanding for diluted earnings per common share	129,362,043	132,742,252	129,901,916	133,562,943
Diluted earnings per common share	$.52	$.53	$.96	$1.00

All shares of restricted stock are deducted from weighted-average shares outstanding used for the computation of basic earnings per common share. Shares of performance-based restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved. All other shares of restricted stock, which vest over specified time periods, and stock options are included in the calculation of diluted earnings per common share, using the treasury stock method.

(12) Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale. The following table summarizes the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Net income	$67,061	$70,641	$125,283	$134,106
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on securities available for sale	(26,859)	30,067	(52,481)	14,397
Reclassification adjustment for gains included in net income	—	(4,437)	—	(9,676)
Income tax (benefit) expense	(9,465)	9,273	(18,181)	1,705
Total other comprehensive (loss) income	(17,394)	16,357	(34,300)	3,016
Comprehensive income	$49,667	$86,998	$90,983	$137,122

(13) Other Expense

Other expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Card processing and issuance	$4,372	$3,993	$8,815	$7,633
Postage and courier	3,600	3,498	7,324	7,165
Operating lease depreciation	3,405	1,671	6,568	3,163
Telecommunications	3,162	2,967	6,410	6,165
Office supplies	2,541	2,517	4,969	5,055
ATM processing	2,333	2,327	4,403	4,411
Other real estate owned, net	805	612	1,395	1,407
Other	16,319	15,365	32,629	29,324
Total other expense	$36,537	$32,950	$72,513	$64,323

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), is a Delaware national financial holding company based in Wayzata, Minnesota. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in Minnesota and had 455 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin and Indiana at June 30, 2006.

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

TCF emphasizes the checking account as its anchor account, which provides opportunities to cross-sell other convenient products and services and generate additional fee income. The continued growth of checking accounts is a significant part of TCF’s growth strategy. Total checking accounts were 1,658,815 at June 30, 2006, an increase of 29,720 accounts, or 7.3% (annualized), from March 31, 2006.

Opening new branches is an integral part of TCF’s growth strategy for generating new deposit accounts and the related revenue that is associated with the accounts and other products. New branches typically produce net losses during the first two to three years of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s profitability. TCF’s growth in checking accounts is primarily occurring in new branches with growth in older, mature branches being slower. The success of TCF’s branch expansion is dependent on the continued long-term success and viability of branch banking.

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

As a primarily secured lender, TCF emphasizes credit quality over asset growth. As a result, TCF’s credit losses are generally lower than those experienced by other banks. The allowance for loan and lease losses, which is generally lower as a percent of loans and leases than the average in the banking industry, reflects the lower historical charge-offs and management’s expectation of the risk of loss inherent in the loan and lease portfolio. See “Consolidated Financial Condition Analysis—Allowance for Loan and Lease Losses.”

Net interest income, the difference between interest income earned on loans and leases and on investments, and interest expense paid on deposits and short-term and long-term borrowings, represented 52.3% of TCF’s total revenue for the three months ended June 30, 2006. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

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

The Company’s Visa debit card program has grown significantly since its inception in 1996. TCF is the 11th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended March 31, 2006 as published by Visa. TCF earns interchange revenue from customer debit card transactions.

The following portions of the Management’s Discussion and Analysis focus in more detail on the results of operations for the three and six months ended June 30, 2006 and 2005 and on information about TCF’s balance sheet, credit quality, liquidity and funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 52 cents and 96 cents for the second quarter and first six months of 2006, respectively, compared with 53 cents and $1.00 for the same 2005 periods. Net income was $67.1 million and $125.3 million for the second quarter and first six months of 2006, respectively, compared with $70.6 million and $134.1 million for the same 2005 periods. The second quarter of 2005 included $4.9 million in pre-tax gains on asset sales for an after-tax impact of two cents per diluted share. There were no such gains in the second quarter of 2006. The first six months of 2006 includes $4.5 million in pre-tax gains on asset sales for an after-tax impact of two cents per diluted share. The first six months of 2005 included $15.9 million in pre-tax gains on asset sales and a $3.3 million pre-tax commercial loan recovery for a combined after-tax impact of nine cents per diluted share. For the second quarter and first six months of 2006, return on average assets was 1.92% and 1.82%, respectively, compared with 2.22% and 2.13% for the same 2005 periods. Return on average common equity was 27.75% and 25.80% for the second quarter and first six months of 2006, respectively, compared with 30.23% and 28.74% for the same 2005 periods.

Operating Segment Results

See Note 10 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, comprised of deposits and investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $59.1 million and $106.1 million for the second quarter and first six months of 2006, respectively, compared with $63.3 million and $116.5 million for the same 2005 periods. Banking net interest income for the second quarter and first six months of 2006 was $120.5 million and $236.5 million, respectively, up from $115.4 million and $228.3 million for the same 2005 periods. The provision for credit losses was $2.3 million and $5 million for the second quarter and first six months of 2006, respectively, compared with $923 thousand and a net provision credit of $3.3 million for the same 2005 periods. The provision for credit losses for the first six months of 2005 included a $3.3 million recovery related to one commercial business loan. Non-interest income totaled $109 million and $210.2 million for the second quarter and first six months of 2006, respectively, up from $106.3 million and $206.4 million for the same 2005 periods. Fees and service charges were $71.1 million and $132.7 million for the second quarter and first six months of 2006, respectively, up 6.5% from $66.7 million and up 6.4% from $124.7 million for the same 2005 periods, primarily due to the growth in checking accounts. Card revenues were $23 million and $44.2 million for the second quarter and first six months of 2006, up from $19.7 million and $37.4 million for the same 2005 periods. The increase in card revenues was primarily attributable to an increase in active accounts and customer transaction volumes. Banking non-interest expense was $144.9 million and $289.4 million for the second quarter and first six months of 2006, respectively, up 7.5% from $134.8 million and up 6.7% from $271.1 million for the same 2005 periods. The increase was primarily due to costs associated with branch expansion.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop, provides a broad range of comprehensive lease and equipment finance products. Leasing and Equipment Finance reported net income of $8.1 million and $17.3 million for the second quarter and first six months of 2006, respectively, compared with $8.6 million and $17 million for the same 2005 periods. Net interest income for the second quarter and first six months of 2006 was $14.2 million and $28.3 million, respectively, compared with $14.5 million and $29.2 million for the same 2005 periods. The provision for credit losses for this operating segment was $791 thousand for the second quarter of 2006, compared with $504 thousand for the second quarter of 2005. The provision for credit losses for the first six months of 2006 was a net credit of $427 thousand, compared with provision expense of $1.3 million for the same 2005 period. The provision credit for the first six months of 2006 was primarily due to lower levels of historical charge-offs in certain marketing segments being reflected in the estimate of inherent losses in the portfolio and one large non-accrual lease that was settled in the second quarter of 2006 for less than the amount reserved. Non-interest income totaled $12.6 million for the second quarter of 2006, compared with $11.1 million for the same 2005 period, primarily due to higher operating lease revenues, partially offset by lower sales-type lease revenues. For the first six months of 2006, non-interest income totaled $24.5 million, up from $21.9 million for the same 2005 period, primarily due to a $5.3 million increase in operating lease revenues, partially offset by a $2.2 million decrease in sales-type leases revenues. Leasing and Equipment Finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF. Non-interest expense totaled $13.2 million and $26.2 million for the second quarter and first six months of 2006, respectively, up from $11.7 million and $23.3 million for the same 2005 periods, primarily related to an increase in operating lease depreciation expense.

Consolidated Net Interest Income

Net interest income for the second quarter of 2006 was $135.4 million, up from $131.3 million for the second quarter of 2005 and $131.2 million for the first quarter of 2006. Net interest income for the first six months of 2006 was $266.6 million, up from $260.3 million for the same 2005 period. The net interest margin for the second quarter of 2006 was 4.22%, compared with 4.53% for the same 2005 period and 4.25% for the first quarter of 2006.

The increase in net interest income for the second quarter of 2006 over the same 2005 period primarily reflects the growth in average interest-earning assets, up $1.3 billion over the second quarter of 2005, partially offset by the 31 basis point reduction in net interest margin. The decrease in the net interest margin from the second quarter of 2005 was primarily due to the continued customer preference for lower-yielding fixed-rate loans due to the flat yield curve and higher deposit and borrowing costs. In addition, intense price competition on loans and deposits has contributed to the compression of the net interest margin from the second quarter of 2005.

The increase in net interest income from the first quarter of 2006 was primarily due to a $414.3 million, or 3.3%, increase in average interest-earning assets, partially offset by the three basis point reduction in net interest margin. The decrease in net interest margin from the first quarter of 2006 was primarily due to the continued customer preference for lower-yielding fixed-rate loans due to the flat yield curve and higher deposit and borrowing costs.

The following table summarizes TCF’s average balances, interest, dividends and the related yields and rates for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006			2005
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$69,176	$792	4.59%	$101,305	$1,094	4.33%
Securities available for sale (3)	1,880,671	25,156	5.35	1,646,986	21,325	5.18
Education loans held for sale	228,492	4,205	7.38	213,279	2,566	4.83
Loans and leases:
Consumer home equity :
Fixed-rate	3,721,249	63,061	6.80	2,048,035	34,323	6.72
Variable-rate	1,689,403	36,611	8.69	2,594,538	43,806	6.77
Consumer - other	34,854	921	10.60	34,012	779	9.19
Total consumer home equity and other	5,445,506	100,593	7.41	4,676,585	78,908	6.77
Commercial real estate:
Fixed- and adjustable-rate	1,672,864	26,007	6.24	1,365,132	20,910	6.14
Variable-rate	725,561	13,754	7.60	834,876	11,903	5.72
Total commercial real estate	2,398,425	39,761	6.65	2,200,008	32,813	5.98
Commercial business:
Fixed- and adjustable-rate	127,702	1,969	6.18	73,654	1,056	5.75
Variable-rate	372,828	6,940	7.47	359,269	4,978	5.56
Total commercial business	500,530	8,909	7.14	432,923	6,034	5.59
Leasing and equipment finance	1,624,781	29,370	7.23	1,412,520	24,133	6.83
Subtotal	9,969,242	178,633	7.18	8,722,036	141,888	6.52
Residential real estate	714,432	10,355	5.80	919,379	13,126	5.71
Total loans and leases (4)	10,683,674	188,988	7.09	9,641,415	155,014	6.44
Total interest-earning assets	12,862,013	219,141	6.83	11,602,985	179,999	6.22
Other assets (5)	1,105,735			1,099,048
Total assets	$13,967,748			$12,702,033
Liabilities and and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,557,933			$1,589,015
Small business	604,776			571,701
Commercial and custodial	234,188			311,463
Total non-interest bearing deposits	2,396,897			2,472,179
Interest-bearing deposits:
Premier checking	1,000,749	7,923	3.18	580,093	2,950	2.04
Other checking	893,800	512.23		1,075,421	561.21
Subtotal	1,894,549	8,435	1.79	1,655,514	3,511.85
Premier savings	855,979	8,612	4.04	345,567	2,160	2.51
Other savings	1,415,767	2,970.84		1,603,720	2,137.53
Subtotal	2,271,746	11,582	2.04	1,949,287	4,297.88
Money market	610,766	3,429	2.25	633,762	1,564.99
Subtotal	4,777,061	23,446	1.97	4,238,563	9,372.89
Certificates of deposit	2,249,694	22,801	4.07	1,707,919	11,274	2.65
Total interest-bearing deposits	7,026,755	46,247	2.64	5,946,482	20,646	1.39
Total deposits	9,423,652	46,247	1.97	8,418,661	20,646.98
Borrowings:
Short-term borrowings	573,418	7,140	4.99	920,471	6,908	3.01
Long-term borrowings	2,703,623	30,312	4.50	2,075,264	21,160	4.09
Total borrowings	3,277,041	37,452	4.58	2,995,735	28,068	3.76
Total deposits and borrowings	12,700,693	83,699	2.64	11,414,396	48,714	1.71
Other liabilities (5)	300,436			352,861
Total liabilities	13,001,129			11,767,257
Stockholders’ equity (5)	966,619			934,776
Total liabilities and stockholders’ equity	$13,967,748			$12,702,033
Net interest income and margin		$135,442	4.22%		$131,285	4.53%
(1)

Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $291,000 and $245,000 was recognized during the three months ended June 30, 2006 and 2005, respectively.

(2)	Annualized.
(3)	Average balance and yield of securities available for sale are based upon the historical amortized cost.
(4)	Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5)	Average balance is based upon month-end balances.

The following table summarizes TCF’s average balances, interest, dividends and the related yields and rates for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006			2005
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$69,912	$1,469	4.22%	$103,643	$2,146	4.17%
Securities available for sale (3)	1,831,402	48,855	5.34	1,655,154	42,820	5.17
Education loans held for sale	254,692	8,552	6.77	210,371	4,820	4.62
Loans and leases:
Consumer home equity :
Fixed-rate	3,536,733	118,583	6.76	1,902,409	63,467	6.73
Variable-rate	1,776,991	74,335	8.44	2,647,837	86,531	6.59
Consumer - other	34,843	1,714	9.92	35,023	1,564	9.01
Total consumer home equity and other	5,348,567	194,632	7.34	4,585,269	151,562	6.67
Commercial real estate:
Fixed- and adjustable-rate	1,621,257	49,933	6.21	1,346,251	40,977	6.14
Variable-rate	742,935	27,222	7.39	838,009	22,772	5.48
Total commercial real estate	2,364,192	77,155	6.58	2,184,260	63,749	5.89
Commercial business:
Fixed- and adjustable-rate	121,757	3,718	6.16	74,307	2,100	5.70
Variable-rate	353,331	12,575	7.18	345,986	9,095	5.30
Total commercial business	475,088	16,293	6.92	420,293	11,195	5.37
Leasing and equipment finance	1,579,161	56,656	7.18	1,401,094	47,924	6.84
Subtotal	9,767,008	344,736	7.11	8,590,916	274,430	6.43
Residential real estate	733,004	21,235	5.80	951,891	27,128	5.71
Total loans and leases (4)	10,500,012	365,971	7.02	9,542,807	301,558	6.36
Total interest-earning assets	12,656,018	424,847	6.75	11,511,975	351,344	6.14
Other assets (5)	1,134,190			1,086,604
Total assets	$13,790,208			$12,598,579
Liabilities and and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,555,983			$1,580,426
Small business	597,548			559,448
Commercial and custodial	258,164			312,543
Total non-interest bearing deposits	2,411,695			2,452,417
Interest-bearing deposits:
Premier checking	969,575	14,954	3.11	520,073	5,055	1.96
Other checking	901,835	1,068.24		1,082,442	924.17
Subtotal	1,871,410	16,022	1.73	1,602,515	5,979.75
Premier savings	818,222	15,911	3.92	313,725	3,811	2.45
Other savings	1,428,223	6,084.86		1,605,131	3,782.48
Subtotal	2,246,445	21,995	1.97	1,918,856	7,593.80
Money market	640,022	6,975	2.20	640,442	2,635.83
Subtotal	4,757,877	44,992	1.91	4,161,813	16,207.79
Certificates of deposit	2,128,341	41,102	3.89	1,650,619	20,377	2.49
Total interest-bearing deposits	6,886,218	86,094	2.52	5,812,432	36,584	1.27
Total deposits	9,297,913	86,094	1.87	8,264,849	36,584.89
Borrowings:
Short-term borrowings	623,863	14,643	4.73	947,512	12,988	2.76
Long-term borrowings	2,593,321	57,500	4.47	2,095,205	41,434	3.99
Total borrowings	3,217,184	72,143	4.52	3,042,717	54,422	3.60
Total deposits and borrowings	12,515,097	158,237	2.55	11,307,566	91,006	1.62
Other liabilities (5)	304,060			357,727
Total liabilities	12,819,157			11,665,293
Stockholders’ equity (5)	971,051			933,286
Total liabilities and stockholders’ equity	$13,790,208			$12,598,579
Net interest income and margin		$266,610	4.23%		$260,338	4.54%
(1)

Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $557,000 and $426,000 was recognized during the six months ended June 30, 2006 and 2005, respectively.

(2)	Annualized.
(3)	Average balance and yield of securities available for sale are based upon the historical amortized cost.
(4)	Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.
(5)	Average balance is based upon month-end balances.

The following table presents the components of the changes in net interest income by volume and rate:

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	Versus Same Period in 2005			Versus Same Period in 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Interest income:
Investments	$(365)	$63	$(302)	$(707)	$30	$(677)
Securities available for sale	3,107	724	3,831	4,670	1,365	6,035
Education loans held for sale	195	1,444	1,639	1,162	2,570	3,732
Loans and leases:
Consumer home equity:
Fixed-rate	28,351	387	28,738	54,795	321	55,116
Variable-rate	(17,672)	10,477	(7,195)	(32,764)	20,568	(12,196)
Consumer - other	19	123	142	(8)	158	150
Commercial real estate:
Fixed- and adjustable-rate	4,780	317	5,097	8,465	491	8,956
Variable-rate	(1,705)	3,556	1,851	(2,805)	7,255	4,450
Commercial business:
Fixed- and adjustable-rate	828	85	913	1,437	181	1,618
Variable-rate	194	1,768	1,962	197	3,283	3,480
Leasing and equipment finance	3,778	1,459	5,237	6,305	2,427	8,732
Residential real estate	(2,968)	197	(2,771)	(6,337)	444	(5,893)
Total loans and leases	17,623	16,351	33,974	31,741	32,672	64,413
Total interest income	20,533	18,609	39,142	36,602	36,901	73,503
Interest expense:
Premier checking	2,813	2,160	4,973	5,896	4,003	9,899
Other checking	(101)	52	(49)	(172)	316	144
Premier savings	4,567	1,885	6,452	8,809	3,291	12,100
Other savings	(276)	1,109	833	(463)	2,765	2,302
Money market	(59)	1,924	1,865	(2)	4,342	4,340
Certificates of deposit	4,288	7,239	11,527	7,026	13,699	20,725
Borrowings:
Short-term borrowings	(3,230)	3,462	232	(5,460)	7,115	1,655
Long-term borrowings	6,887	2,265	9,152	10,648	5,418	16,066
Total borrowings	2,810	6,574	9,384	3,269	14,452	17,721
Total interest expense	6,002	28,983	34,985	10,593	56,638	67,231
Net interest income	13,862	(9,705)	4,157	24,945	(18,673)	6,272

(1)

Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Achieving net interest income growth over time is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits. While interest rates and consumer preferences continue to change over time, TCF is relatively balanced from an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months). If interest rates remain at current levels, TCF could experience continued compression of its net interest margin primarily due to the ongoing shift of higher yielding variable-rate loans to lower yielding fixed-rate loans due to the flat yield curve and due to competitive pressures on deposit product pricing. See “Consolidated Financial Condition Analysis – Deposits” and “Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest-rate risk position.

Consolidated Provision for Credit Losses

TCF recorded provision expense of $3.1 million and $4.6 million in the second quarter and first six months of 2006, respectively, compared with provision expense of $1.4 million and a net provision credit of $2 million for the same 2005 periods. The increase in the provision for credit losses in the second quarter of 2006, compared with the second quarter of 2005 is primarily due to the overall growth of the loan and lease portfolio and higher net charge-offs. The provision for credit losses for the first six months of 2005 included a $3.3 million recovery related to one commercial business loan. Net loan and lease charge-offs were $3.2 million, or .12% (annualized), and $5.8 million, or .11% (annualized), of average loans and leases, in the second quarter and first six months of 2006, respectively, compared with $1.9 million, or .08% (annualized), and $1.5 million, or .03% (annualized), of average loans and leases for the same 2005 periods. The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses. The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio. Also see “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Total non-interest income was $123.6 million and $241.1 million for the second quarter and first six months of 2006, respectively, up from $117.6 million and $229.7 million for the same 2005 periods.

Fees and Service Charges

Fees and service charges totaled $71.1 million and $132.7 million for the second quarter and first six months of 2006, respectively, representing increases of $4.3 million and $8 million, respectively, from the same periods in 2005, primarily due to the growth in checking accounts. TCF’s checking account customer base increased 29,720 accounts, or 7.3% (annualized), in the second quarter of 2006 to 1,658,815 accounts.

Card Revenues

Card revenues totaled $23 million for the second quarter of 2006, up 16.6% over the same period of 2005. For the first six months of 2006, card revenue totaled $44.2 million, up 18.4% from the first six months of 2005. These increases were primarily attributable to increases in active accounts and customer transaction volumes.

The following table sets forth information about TCF’s card business:

	At June 30,		Change
(Dollars in thousands)	2006	2005	Amount	%
Average number of checking accounts with a TCF card	1,460,429	1,400,913	59,516	4.2%
Active card users	805,382	761,232	44,150	5.8
Average number of transactions per month	16.6	15.3	1.3	8.6
Sales volume for the quarter ended:
Off-line (Signature)	$1,452,972	$1,242,536	$210,436	16.9
On-line (PIN)	188,329	157,332	30,997	19.7
Total	$1,641,301	$1,399,868	$241,433	17.2
Percentage off-line	88.53%	88.76%		(23	)bps
Average off-line interchange rate	1.42%	1.40%		2

ATM Revenue

For the second quarter and first six months of 2006, ATM revenue was $9.8 million and $18.9 million, respectively, down from $10.8 million and $20.5 million for the same 2005 periods. The decline in ATM revenue was primarily attributable to continued declines in fees charged to TCF customers for use of non-TCF ATM machines due to expansion of TCF’s ATM network and modifications of checking products, partially offset by the increased number of TCF customers with cards.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $12.6 million and $24.5 million for the second quarter and first six months of 2006, respectively, up from $11.1 million and $21.8 million for the same 2005 periods. The increase in leasing and equipment finance revenues for the second quarter of 2006 was primarily due to a $2.6 million increase in operating lease revenues, partially offset by a $1.2 million decrease in sales-type lease revenues. The increase in leasing and equipment finance revenues for the first six months of 2006 was primarily due to a $5.3 million increase in operating lease revenues, partially offset by a $2.2 million decrease in sales-type lease revenues. Sales-type lease revenues generally occur at or near the end of the lease term as customers extend the lease or purchase the underlying equipment. Leasing and equipment finance revenues may fluctuate from quarter to quarter based on customer-driven factors not entirely within the control of TCF.

Other Non-Interest Income

Other non-interest income was $4.3 million and $15.5 million for the second quarter and first six months of 2006, respectively, up from $2.1 million and $10 million for the same 2005 periods. Other non-interest income in the second quarter of 2006 includes a $706 thousand gain on an investment in a private bank and $704 thousand of interest on an IRS refund. There were no such items in the second quarter of 2005. The increase in other non-interest income for the first six months of 2006 is primarily due to a $2.4 million increase in gains on sales of education loans, a $2.3 million gain on the sale of mortgage servicing rights recorded in the first quarter of 2006, a $706 thousand gain on an investment in a private bank and $704 thousand of interest on an IRS refund, partially offset by a decrease of $2.6 million on gains on sales of fixed assets.

Gains on Sales of Securities Available for Sale

In the second quarter and first six months of 2005, gains on sales of securities available for sale of $4.4 million and $9.7 million, respectively, were recognized on sales of mortgage-backed securities of $441.5 million and $907.5 million, respectively. No such sales or gains occurred in 2006.

Consolidated Non-Interest Expense

Non-interest expense totaled $162 million for the second quarter of 2006, up $11.9 million, or 7.9%, from $150.2 million for the same 2005 period, primarily due to new branch expansion totaling $5.5 million, a $2 million increase in deposit account losses and a $1.7 million increase in operating lease depreciation. For the first six months of 2006, non-interest expense totaled $322 million, up $23.8 million, or 8%, from $298.2 million for the same 2005 period, primarily due to new branch expansion totaling $10.4 million, a $2.4 million increase in deposit account losses and a $3.4 million increase in operating lease depreciation.

Compensation and Employee Benefits

Compensation and employee benefits expense totaled $85.1 million and $171.3 million for the second quarter and first six months of 2006, respectively, up from $82 million and $163.4 million for the same 2005 periods. Compensation expense for the second quarter and first six months of 2006 was $71.8 million and $142.9 million, respectively, up from $68.8 million and $135.7 million for the same 2005 periods. The increase in compensation expense for the second quarter of 2006 was primarily due to a $2.4 million increase in the banking segment of which $1.7 million was attributable to branch expansion. The increase in compensation expense for the first six months of 2006 was primarily due to a $5.1 million increase in the banking segment of which $3.4 million was attributable to branch expansion.

Employee benefits for the second quarter and first six months of 2006 were $13.3 million and $28.4 million, respectively, up from $13.1 million and $27.7 million for the same 2005 periods.

Occupancy and Equipment

Occupancy and equipment expense totaled $28 million and $56 million for the second quarter and first six months of 2006, respectively, up from $24.8 million and $50.2 million from the same 2005 periods, primarily due to costs associated with branch expansion.

Deposit Account Losses

Deposit account losses include a variety of losses related to deposit taking activities including overdrafts, external fraud and forgery and other deposit processing losses. Deposit account losses also include restitution received from customers, net of any related outside collection agency fees. Deposit account losses increased $2 million and $2.4 million in the second quarter and first six months of 2006, respectively, as compared with the same 2005 periods, primarily due to higher uncollectable account overdrafts and external fraud losses.

Other Non-Interest Expense

Other non-interest expense totaled $36.5 million for the second quarter of 2006, reflecting an increase of 10.9% from $33 million for the same 2005 period. For the first six months of 2006, other non-interest expense totaled $72.5 million, up 12.7% from $64.3 million for the same 2005 period. The increase in other non-interest expense for the second quarter of 2006 is primarily related to new branch expansion totaling $1.4 million, a $1.7 million increase in operating lease depreciation, and a $379 thousand increase in card processing and issuance expenses related to the overall increase in card transactions. The increase in other non-interest expense for the first six months of 2006 is primarily related to new branch expansion totaling $2.3 million, a $3.4 million increase in operating lease depreciation and a $1.2 million increase in card processing and issuance expenses related to the overall increase in card transactions.

Income Taxes

TCF recorded income tax expense of $26.9 million and $55.9 million for the second quarter and first six months of 2006, respectively, or 28.60% and 30.84%, respectively, of income before income tax expense, compared with $26.7 million and $59.7 million, or 27.41% and 30.82%, respectively, of income before income tax expense, for the comparable 2005 periods. The second quarter and first six months of 2006 and 2005 include reductions of income tax expense of $4.1 million and $5.2 million, respectively, related to favorable developments in uncertain tax positions including the closing of certain previous years’ tax returns, clarification of existing state tax legislation and developments in income tax audits.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $297.5 million and $807.3 million of mortgage-backed securities during the first six months of 2006 and 2005, respectively. TCF sold $907.5 million of mortgage-backed securities during the first six months of 2005, compared with no such sales during the first six months of 2006. At June 30, 2006, the unrealized pre-tax loss on TCF’s mortgage-backed securities available for sale portfolio was $85.7 million, compared with $33.2 million at December 31, 2005. TCF may, from time to time, sell mortgage-backed securities and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2006	2005	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$3,570,097	$3,375,380	5.8%
Junior lien	1,969,217	1,773,308	11.0
Total consumer home equity	5,539,314	5,148,688	7.6
Other	40,333	38,896	3.7
Total consumer home equity and other	5,579,647	5,187,584	7.6
Commercial:
Commercial real estate:
Permanent	2,244,303	2,117,953	6.0
Construction and development	166,725	179,547	(7.1)
Total commercial real estate	2,411,028	2,297,500	4.9
Commercial business	543,314	435,233	24.8
Total commercial	2,954,342	2,732,733	8.1
Leasing and equipment finance (1):
Equipment finance loans	452,102	387,171	16.8
Lease financings:
Direct financing leases (2)	1,304,317	1,180,370	10.5
Sales-type leases	20,918	18,495	13.1
Lease residuals	33,832	32,882	2.9
Unearned income and deferred lease costs	(133,528)	(115,124)	(16.0)
Total lease financings	1,225,539	1,116,623	9.8
Total leasing and equipment finance	1,677,641	1,503,794	11.6
Total consumer, commercial and leasing and equipment finance	10,211,630	9,424,111	8.4
Residential real estate	695,213	770,441	(9.8)
Total loans and leases	$10,906,843	$10,194,552	7.0
(1)	Operating leases of $66.8 million at June 30, 2006 and $56.7 million at December 31, 2005 are included as a component of Other Assets on TCF’s Statements of Financial Condition.
(2)

Included in the direct financing leases are $63.5 million and $52.7 million at June 30, 2006 and December 31, 2005, respectively, of equipment that has been installed under lease contracts that have not yet commenced due to additional equipment pending installation under the lease.

At June 30, 2006, approximately 34% of TCF’s consumer and commercial loans consisted of variable-rate loans down from 40% at December 31, 2005. The variable-rate consumer loans have their interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) have their interest rates tied to either the prime rate or LIBOR. In addition, to the extent these loans have interest rate floors, a change in interest rates may not result in a change in the interest rate on the variable-rate loan. Substantially all leasing and equipment finance loans have fixed interest rates. All residential real estate loans have fixed or adjustable interest rates.

Approximately 77% of the consumer home equity portfolio at June 30, 2006 consisted of closed-end loans, compared with 73% at December 31, 2005. In addition, approximately 30% of this portfolio at June 30, 2006 carries a variable interest rate tied to the prime rate, compared with 38% at December 31, 2005. TCF’s home equity lines of credit only require regular payments of interest and do not require regular payments of principal. Home equity lines of credit were $1.3 billion at June 30, 2006, compared with $1.4 billion at December 31, 2005. TCF’s home equity portfolio does not contain any loans with multiple payment options or loans with “teaser” rates.

TCF continues to expand its commercial real estate and commercial business lending activity generally to borrowers located in its primary markets. With a focus on secured lending, at June 30, 2006, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by real estate properties or underlying business assets. At June 30, 2006, approximately 94% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets. At June 30, 2006 and December 31, 2005, the construction and development portfolio had no loans over 30-days delinquent.

Total loan and lease originations and purchases for TCF Equipment Finance and Winthrop were $466.6 million and $63.6 million, respectively, for the first six months of 2006, compared with $315.7 million and $64.8 million, respectively, for the same 2005 period. The leasing and equipment finance backlog of approved transactions was $277.5 million at June 30, 2006, up from $249.2 million at December 31, 2005.

Operating leases have grown as a component of TCF’s leasing and equipment finance portfolio. The net operating lease balance included in other assets was $66.8 million at June 30, 2006, compared with $56.7 million at December 31, 2005. Purchases of equipment for operating leases were $9.3 million and $16.6 million in the second quarter and first six months of 2006, respectively, compared with $5.1 million and $11.4 million for the same 2005 periods. Operating leases have increased primarily as a result of expanded origination activity in the middle market segment.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease. TCF has in place a process to identify and manage its credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases. The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio. The Company considers the allowance for loan and lease losses of $59.2 million appropriate to cover losses inherent in the loan and lease portfolios as of June 30, 2006. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s on-going credit review process, will not require significant changes in the allowance for loan and lease losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss. See “Forward-Looking Information” for additional information concerning TCF’s allowance for loan and lease losses.

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

The following table sets forth information detailing the allowance for loan and lease losses and selected key indicators:

	At or For the Three		At or For the Six
	Months Ended June 30,		Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$59,378	$76,883	$60,396	$79,878
Charge-offs	(3,804)	(2,986)	(6,920)	(5,776)
Recoveries	575	1,082	1,166	4,313
Net charge-offs	(3,229)	(1,904)	(5,754)	(1,463)
Provision for credit losses	3,097	1,427	4,604	(2,009)
Balance at end of period	$59,246	$76,406	$59,246	$76,406

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

The allocation of TCF’s allowance for loan and lease losses is as follows:

	At June 30, 2006			At December 31, 2005
	Allowance for		Allowance	Allowance for		Allowance
	Loan and	Total Loans	as a % of	Loan and	Total Loans	as a % of
(Dollars in thousands)	Lease Losses	and Leases	Balance	Lease Losses	and Leases	Balance
Consumer home equity and other	$17,099	$5,579,647.31%		$16,643	$5,187,584.32%
Commercial real estate	22,127	2,411,028.92		21,222	2,297,500.92
Commercial business	7,123	543,314	1.31	6,602	435,233	1.52
Leasing and equipment finance	12,352	1,677,641.74		15,313	1,503,794	1.02
Residential real estate	545	695,213.08		616	770,441.08
Total	$59,246	$10,906,843.54		$60,396	$10,194,552.59

The following tables sets forth additional information regarding net charge-offs:

	Three Months Ended
	June 30, 2006		June 30, 2005
		% of Average	Net	% of Average
	Net	Loans and	Charge-offs	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	(Recoveries)	Leases (1)

Consumer home equity and other		$1,319.10%	$1,016.09%
Commercial real estate	—	—	(3)	—
Commercial business	170.14		(31)	(.03)
Leasing and equipment finance	1,705.42		911.26
Residential real estate	35.02		11	—
Total		$3,229.12	$1,904.08
(1) Annualized.

	Six Months Ended
	June 30, 2006		June 30, 2005
		% of Average	Net	% of Average
	Net	Loans and	Charge-offs	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	(Recoveries)	Leases (1)

Consumer home equity and other	$2,758.10%		$2,325.10%
Commercial real estate	69.01		34	—
Commercial business	324.14		(2,468)	(1.17)
Leasing and equipment finance	2,536.32		1,525.22
Residential real estate	67.02		47.01
Total	$5,754.11		$1,463.03
(1) Annualized.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned. Approximately 62% of non-performing assets at June 30, 2006 consisted of, or were secured by, residential real estate.

Non-performing assets are summarized in the following table:

	At	At
	June 30,	December 31,
(Dollars in thousands)	2006	2005	$ Change
Non-accrual loans and leases:
Consumer home equity and other	$9,898	$18,410	$(8,512)
Commercial real estate	7,319	188	7,131
Commercial business	1,481	2,207	(726)
Leasing and equipment finance	4,906	6,434	(1,528)
Residential real estate	1,536	2,409	(873)
Total non-accrual loans and leases	25,140	29,648	(4,508)
Other real estate owned:
Residential	20,393	14,877	5,516
Commercial	5,593	2,834	2,759
Total other real estate owned	25,986	17,711	8,275
Total non-performing assets	$51,126	$47,359	$3,767

Non-performing assets as a percentage of:
Net loans and leases	.47%	.47%	—
Total assets	.36	.35	1	bps

The decrease in non-accrual loans and leases from December 31, 2005 was primarily due to a decrease in consumer home equity non-accrual loans due to unusually high non-accrual balances in the fourth quarter of 2005 as a result of changes in consumer bankruptcy laws, partially offset by an increase in commercial real estate loans. Other real estate owned increased $8.3 million primarily due to an increase in the number of residential properties and longer average marketing time to sell these properties and one commercial real estate property. Included in non-performing assets are loans that are considered impaired. Impaired loans totaled $10.1 million at June 30, 2006, compared with $3.8 million at December 31, 2005. The allowance for loan and lease losses for impaired loans was $1.5 million at June 30, 2006, compared with $1.6 million at December 31, 2005. All of the impaired loans were on non-accrual status. There were no impaired loans at June 30, 2006 or December 31, 2005 which did not have a related allowance for loan losses. The average balance of impaired loans during the three months ended June 30, 2006 was $10.1 million, compared with $4.1 million during the three months ended December 31, 2005.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases. TCF’s delinquency rates are determined using the contractual method.

	At June 30, 2006		At December 31, 2005
(Dollars in thousands)	Principal Balances	Percentage of Loans and Leases	Principal Balances	Percentage of Loans and Leases

Accruing loans and leases delinquent for:
30-59 days	$17,878.16%		$26,383.26%
60-89 days	9,602.09		10,746.11
90 days or more	7,070.07		6,475.06
Total	$34,550.32%		$43,604.43%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases:

	At June 30, 2006		At December 31, 2005
	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balances	of Portfolio	Balances	of Portfolio
Consumer home equity and other	$19,950.36%		$18,556.36%
Commercial real estate	108	—	10,038.44
Commercial business	241.04		819.19
Leasing and equipment finance	7,056.42		6,182.41
Residential real estate	7,195	1.04	8,009	1.04
Total	$34,550.32%		$43,604.43%

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $51.4 million of loans and leases at June 30, 2006, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $54.8 million at December 31, 2005. The decrease in potential problem loans and leases was primarily due to one large commercial real estate loan, which was paid off in full during the second quarter of 2006. These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement. Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing. Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing. Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows:

	At June 30,	At December 31,	Change
(Dollars in thousands)	2006	2005	$	%

Commercial real estate	$28,084	$35,341	$(7,257)	(20.5)%
Commercial business	15,440	11,793	3,647	30.9
Leasing and equipment finance	7,859	7,648	211	2.8
Total	$51,383	$54,782	$(3,399)	(6.2)

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Deposits totaled $9.6 billion at June 30, 2006, up $513.3 million from December 31, 2005. TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 2.10% at June 30, 2006, up from 1.64% at December 31, 2005, primarily reflecting increases in Premier checking, Premier savings and certificates of deposit average balances and overall increases in interest rates.

New Branch Expansion

Key to TCF’s growth is its continued investment in new branch expansion. New branches are an important source of new customers in both deposit products and consumer lending products. While supermarket branches continue to play an important role in TCF’s expansion strategy, the opportunity to add new supermarket branches within TCF’s markets has slowed. Therefore, TCF will continue new branch expansion by opening more traditional branches. Although traditional branches require a higher initial investment than supermarket branches, they ultimately attract more customers and become larger and more profitable. During the second quarter of 2006, TCF opened four new traditional branches and two new supermarket branches and closed one traditional branch and two supermarket branches. TCF now has 136 new branches opened since January 1, 2001. TCF plans to open 17 more new branches during the remainder of 2006, consisting of 11 traditional branches, three supermarket branches and three campus branches.

Additional information regarding the results of TCF’s new branches opened since January 1, 2001 is displayed in the table below:

	At June 30,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Number of new branches
Traditional	72	54	18	33.3%
Supermarket	61	53	8	15.1
Campus	3	1	2	200.0
Total	136	108	28	25.9
Percent of total branches	30%	25%
Number of checking accounts	252,040	187,166	64,874	34.7%
Deposits:
Checking	$417,724	$292,981	$124,743	42.6
Savings	309,051	207,954	101,097	48.6
Money market	32,948	20,053	12,895	64.3
Subtotal	759,723	520,988	238,735	45.8
Certificates of deposits	486,630	176,986	309,644	175.0
Total deposits	$1,246,353	$697,974	$548,379	78.6
Total fees and other revenue (quarter ended)	$18,635	$13,807	$4,828	35.0

Borrowings

Borrowings totaled $3.3 billion at June 30, 2006, up $356.5 million from December 31, 2005. The weighted-average rate on borrowings increased to 4.68% at June 30, 2006, from 4.49% at December 31, 2005. See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

TCF Financial Corporation (parent company only) has an unsecured $105 million line of credit that matures in April 2007, and contains certain covenants common to such agreements. TCF is not in default with respect to any of its covenants under the credit agreement. The interest rate on the line of credit is based on either the prime rate or LIBOR. TCF has the option to select the interest rate index and term for advances on the line of credit. The line of credit may be used for appropriate corporate purposes. At June 30, 2006, TCF had no outstanding balance on this bank line of credit, compared with $16.5 million outstanding at December 31, 2005.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts. At June 30, 2006, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows:

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings	$3,339,651	$892,209	$145,213	$304,082	$1,998,147
Annual rental commitments under non-cancelable operating leases	213,675	27,942	46,033	37,358	102,342
Campus marketing agreements	52,358	2,723	4,089	5,243	40,303
Construction contracts and land purchase commitments for future branch sites	23,279	23,279	—	—	—
	$3,628,963	$946,153	$195,335	$346,683	$2,140,792

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,856,344	$10,497	$20,922	$36,477	$1,788,448
Commercial	656,684	406,679	167,364	60,179	22,462
Leasing and equipment finance	80,461	80,461	—	—	—
Other	21,579	21,579	—	—	—
Total commitments to lend	2,615,068	519,216	188,286	96,656	1,810,910
Standby letters of credit and guarantees on industrial revenue bonds	102,818	68,029	24,612	9,545	632
	$2,717,886	$587,245	$212,898	$106,201	$1,811,542

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

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with 13 campuses. TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2023. TCF also has various renewal options, which may extend the terms of these agreements. Campus marketing agreements are an important element of TCF’s campus banking strategy.

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

Stockholders’ Equity

Stockholders’ equity at June 30, 2006 was $977.4 million, or 6.9% of total assets, compared with $998.5 million, or 7.5% of total assets, at December 31, 2005. For the first six months of 2006, average total equity to average assets was 7.04%, compared with 7.43% for the year ended December 31, 2005. TCF repurchased 2.9 million shares of its common stock during the first six months of 2006 at an average cost of $25.47 per share. At June 30, 2006, TCF had 3.8 million shares remaining in its stock repurchase program authorized by its Board of Directors. On July 17, 2006, TCF declared a regular quarterly dividend of 23 cents per common share, payable on August 31, 2006, to shareholders of record as of July 28, 2006.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At June 30, 2006, net interest income is estimated to increase by .8%, compared with the base case scenario, over the next twelve months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points. In the event short- and long-term interest rates were to decline by 100 basis points, net interest income is estimated to decrease by 1.8%, compared with the base case scenario, over the next twelve months.

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

TCF’s one-year interest rate gap was a negative $631.6 million, or 4.4% of total assets at June 30, 2006, compared with a positive $318.4 million, or 2.4% of total assets at December 31, 2005. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $6.2 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at June 30, 2006 by approximately $631 million, or 59.5%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at June 30, 2006 by approximately $203 million, or 19.2%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.

Recent Accounting Developments

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (the Interpretation). This Interpretation is effective beginning in 2007. It provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns and disclosures. It requires a “more likely than not” probability of sustaining a tax position for the benefit to be recognized in the financial statements as a reduction of income tax expense. The amount recorded in the financial statements is the largest amount that is more than 50% likely to be realized. Previous accounting under SFAS No. 5, Accounting for Contingencies, would have enabled companies to reserve a best estimate of the ultimate amounts due. In determining if sustaining a tax position is more likely than not, the company must assume tax authorities will examine the position. Any recorded benefits must be reversed when it is more likely than not that the position will not be sustained. Changes in judgement about sustainability of a position would be required to be recorded in the interim period that the change occurs and not included in the annual effective rate calculation that records expense throughout the year. Any interest and penalties would be accrued from the period that the taxing authority would assess such interest or penalty. Reporting interest and penalties in pre-tax income or in income tax expense would be a policy decision that would be disclosed. New disclosures include an annual reconciliation of unrecorded uncertain tax positions from the beginning of the year to year end, the amounts of interest or penalties recognized and specifics for any position that is expected to have a significant change in the amount recorded within the next twelve months. TCF is currently evaluating this Interpretation’s effect on its accounting and disclosures.

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

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain "forward-looking" statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments; adverse findings in tax audits or regulatory examinations; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets; and results of litigation, including reductions in card revenues resulting from litigation brought by various merchants or merchant organizations against Visa; or other significant uncertainties. Investors should consult TCF’s Annual Report on Form 10-K, and Forms 10-Q and 8-K for additional important information about the Company.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2006. Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the second quarter of 2006.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
	At	At	At	At	At
(Dollars in thousands,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
except per-share data)	2006	2006	2005	2005	2005

SELECTED FINANCIAL CONDITION DATA:

Securities available for sale	$1,781,995	$1,816,135	$1,648,615	$1,318,787	$1,406,575
Residential real estate loans	695,213	732,912	770,441	815,893	884,141
Subtotal	2,477,208	2,549,047	2,419,056	2,134,680	2,290,716
Loans and leases excluding residential real estate loans	10,211,630	9,809,622	9,424,111	9,139,075	8,878,581
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	14,198,349	13,832,323	13,365,360	12,737,089	12,607,216

Checking, savings and money market deposits	7,241,689	7,446,146	7,195,074	6,991,843	6,695,484
Certificates of deposit	2,382,273	2,128,723	1,915,620	1,866,425	1,728,842
Total deposits	9,623,962	9,574,869	9,110,694	8,858,268	8,424,326
Short-term borrowings	561,374	346,528	472,126	1,084,933	1,045,582
Long-term borrowings	2,778,277	2,688,131	2,511,010	1,547,690	1,899,047
Stockholders’ equity	977,385	968,300	998,472	967,069	954,557

	Three Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2006	2006	2005	2005	2005

SELECTED OPERATIONS DATA:
Net interest income	$135,442	$131,168	$129,282	$128,070	$131,285
Provision for credit losses	3,097	1,507	3,637	3,394	1,427
Net interest income after provision for credit losses	132,345	129,661	125,645	124,676	129,858
Non-interest income:
Fees and other revenues	123,622	117,499	125,026	122,617	113,201
Gains on sales of securities available for sale	—	—	—	995	4,437
Total non-interest income	123,622	117,499	125,026	123,612	117,638
Non-interest expense	162,046	159,924	158,478	153,913	150,180
Income before income tax expense	93,921	87,236	92,193	94,375	97,316
Income tax expense	26,860	29,014	26,653	28,889	26,675
Net income	$67,061	$58,222	$65,540	$65,486	$70,641

Per common share:
Basic earnings	$.52	$.45	$.50	$.50	$.53
Diluted earnings	$.52	$.45	$.50	$.50	$.53
Dividends declared	$.23	$.23	$.2125	$.2125	$.2125

FINANCIAL RATIOS:
Return on average assets (1)	1.92%	1.71%	2.01%	2.07%	2.22%
Return on average common equity (1)	27.75	23.82	27.09	27.41	30.23
Net interest margin (1)	4.22	4.25	4.31	4.43	4.53
Net charge-offs as a percentage of average loans and leases (1) (2)	.12	.10	.09	.85	.08
Average total equity to average assets	6.92	7.18	7.40	7.56	7.36
(1)	Annualized.
(2)	For the three months ended September 30, 2005, net charge-offs excluding the leveraged lease as a percentage of average loans and leases was .08% (annualized).

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes to TCF’s risk factors reported in its Annual Report on Form 10-K dated December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended June 30, 2006:

	Shares Repurchased		Share Repurchase
		Average Price	Authorization (1)
(Dollars in thousands)	Number	Per Share	May 21, 2005
Balance, March 31, 2006			4,328,307
April 1-30, 2006	—	—	4,328,307
May 1-31, 2006	—	—	4,328,307
June 1-30, 2006	500,000	$26.41	3,828,307
Balance, June 30, 2006	500,000	$26.41	3,828,307
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2006, the Annual Meeting of the shareholders of TCF was held to obtain the approval from shareholders for the matters indicated below. The following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter.

	Vote
		Against or		Broker
	For	Withheld	Abstain	Nonvote

1. Election of three Directors:
William F. Bieber	114,998,873	1,621,974	—	—
Gerald A. Schwalbach	115,036,069	1,584,778	—	—
Douglas A. Scovanner	115,169,940	1,450,907	—	—

2. Approve the TCF Employees Stock Purchase Plan - Supplemental Plan	98,092,293	2,647,258	441,630	15,439,666

3. Advisory vote on the appointment of KPMG LLP as
independent registered public accountants for the
fiscal year ending December 31, 2006	115,468,490	886,704	265,653	—

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 42 of this report.

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

Dated: August 2, 2006

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request

10(j)-2	Amendment to TCF Employees Stock Purchase Plan-Supplemental Plan [incorporated by reference to Exhibit 10(j)-2 to TCF Financial Corporation’s Current Report on Form 8-K filed April 13, 2006]

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein