Form 10-Q
period 2006-09-30
TCF FINANCIAL CORP
filed 2006-10-27
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 20, 2006
Common Stock, $.01 par value	130,932,493 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	September 30,	December 31,
(Dollars in thousands, except per-share data)	2006	2005
	(Unaudited)
Assets

Cash and due from banks	$323,505	$374,701
Investments	82,801	79,943
Securities available for sale	1,770,427	1,648,615
Education loans held for sale	140,240	229,820
Loans and leases:
Consumer home equity and other	5,780,953	5,187,584
Commercial real estate	2,414,058	2,297,500
Commercial business	546,517	435,233
Leasing and equipment finance	1,736,801	1,503,794
Subtotal	10,478,329	9,424,111
Residential real estate	659,476	770,441
Total loans and leases	11,137,805	10,194,552
Allowance for loan and lease losses	(59,671)	(60,396)
Net loans and leases	11,078,134	10,134,156
Premises and equipment	393,283	365,146
Goodwill	152,599	152,599
Other assets	356,122	380,380
Total assets	$14,297,111	$13,365,360

Liabilities and Stockholders’ Equity

Deposits:
Checking	$4,299,646	$4,279,853
Savings	2,314,740	2,238,204
Money market	592,134	677,017
Certificates of deposit	2,454,469	1,915,620
Total deposits	9,660,989	9,110,694
Short-term borrowings	376,397	472,126
Long-term borrowings	2,976,133	2,511,010
Total borrowings	3,352,530	2,983,136
Accrued expenses and other liabilities	252,403	273,058
Total liabilities	13,265,922	12,366,888
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 184,180,118 and 184,386,193 shares issued	1,842	1,844
Additional paid-in capital	469,642	476,884
Retained earnings, subject to certain restrictions	1,636,805	1,536,611
Accumulated other comprehensive loss	(25,857)	(21,215)
Treasury stock at cost, 53,269,813 and 50,609,970 shares, and other	(1,051,243)	(995,652)
Total stockholders’ equity	1,031,189	998,472
Total liabilities and stockholders’ equity	$14,297,111	$13,365,360

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per-share data)	2006	2005	2006	2005

Interest income:
Loans and leases	$199,469	$163,178	$565,440	$464,736
Securities available for sale	24,481	17,893	73,336	60,713
Education loans held for sale	3,438	2,759	11,990	7,579
Investments	862	463	2,331	2,609
Total interest income	228,250	184,293	653,097	535,637
Interest expense:
Deposits	53,234	26,539	139,328	63,123
Borrowings	39,983	29,684	112,126	84,106
Total interest expense	93,217	56,223	251,454	147,229
Net interest income	135,033	128,070	401,643	388,408
Provision for credit losses	2,917	3,394	7,521	1,385
Net interest income after provision for credit losses	132,116	124,676	394,122	387,023
Non-interest income:
Fees and service charges	70,777	70,315	203,431	195,008
Card revenue	24,353	21,025	68,599	58,384
ATM revenue	9,880	10,646	28,741	31,173
Investments and insurance revenue	3,226	2,682	8,608	8,326
Subtotal	108,236	104,668	309,379	292,891
Leasing and equipment finance	13,372	10,197	37,839	31,982
Other	7,904	7,752	23,415	17,760
Fees and other revenue	129,512	122,617	370,633	342,633
Gains on sales of securities available for sale	—	995	—	10,671
Total non-interest income	129,512	123,612	370,633	353,304
Non-interest expense:
Compensation and employee benefits	84,795	80,402	256,046	243,826
Occupancy and equipment	28,664	25,931	84,713	76,081
Advertising and promotions	8,220	6,578	20,691	19,603
Deposit account losses	6,633	6,591	16,319	13,866
Operating lease depreciation	3,779	2,008	10,347	5,171
Other	32,669	32,403	98,614	93,563
Total non-interest expense	164,760	153,913	486,730	452,110
Income before income tax expense	96,868	94,375	278,025	288,217
Income tax expense	30,941	28,889	86,815	88,625
Net income	$65,927	$65,486	$191,210	$199,592

Earnings per common share:
Basic	$.51	$.50	$1.48	$1.50
Diluted	$.51	$.50	$1.48	$1.50

Dividends declared per common share	$.23	$.2125	$.69	$.6375

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$191,210	$199,592
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	43,913	34,351
Provision for credit losses	7,521	1,385
Proceeds from sales of education loans held for sale	266,388	75,380
Principal collected on education loans held for sale	16,170	10,748
Originations and purchases of education loans held for sale	(192,822)	(162,289)
Net increase in other assets and accrued expenses and other liabilities	(28,580)	(72,727)
Gains on sales of assets, net	(7,086)	(20,605)
Other, net	(402)	10,300
Total adjustments	105,102	(123,457)
Net cash provided by operating activities	296,312	76,135

Cash flows from investing activities:
Principal collected on loans and leases	2,879,457	3,293,322
Originations and purchases of loans	(3,121,499)	(3,379,197)
Purchases of equipment for lease financing	(765,490)	(563,352)
Proceeds from sales of securities available for sale	—	1,017,711
Proceeds from maturities of and principal collected on securities available for sale	168,393	188,621
Purchases of securities available for sale	(297,550)	(914,277)
Purchases of Federal Home Loan Bank stock	(46,698)	(44,574)
Proceeds from redemptions of Federal Home Loan Bank stock	44,981	66,994
Proceeds from sales of real estate owned	19,596	17,518
Purchases of premises and equipment	(55,361)	(58,903)
Proceeds from sales of premises and equipment	6,541	19,769
Proceeds from sale of mortgage servicing rights	40,813	—
Other, net	(1,109)	4,947
Net cash used by investing activities	(1,127,926)	(351,421)

Cash flows from financing activities:
Net increase in deposits	550,295	896,073
Net (decrease) increase in short-term borrowings	(95,729)	28,822
Proceeds from long-term borrowings	700,012	574,833
Payments on long-term borrowings	(218,849)	(1,059,470)
Purchases of common stock	(87,415)	(93,499)
Dividends paid on common stock	(91,291)	(86,118)
Stock compensation tax benefits	20,683	10,266
Other, net	2,712	6,176
Net cash provided by financing activities	780,418	277,083
Net (decrease) increase in cash and due from banks	(51,196)	1,797
Cash and due from banks at beginning of period	374,701	359,798
Cash and due from banks at end of period	$323,505	$361,595

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$237,902	$140,978
Income taxes	$68,659	$114,500
Transfer of loans and leases to other assets	$32,707	$20,455

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
	Number of		Additional		Other	Treasury
	Common	Common	Paid-in	Retained	Comprehensive	Stock
(Dollars in thousands)	Shares Issued	Stock	Capital	Earnings	Loss	and Other	Total
Balance, December 31, 2004	184,939,094	$1,849	$505,542	$1,385,760	$(1,415)	$(933,318)	$958,418

Comprehensive income (loss):
Net income	—	—	—	199,592	—	—	199,592
Other comprehensive loss	—	—	—	—	(12,181)	—	(12,181)
Comprehensive income (loss)	—	—	—	199,592	(12,181)	—	187,411
Dividends on common stock	—	—	—	(86,118)	—	—	(86,118)
Repurchase of 3,450,000 shares	—	—	—	—	—	(93,499)	(93,499)
Issuance of 505,350 shares	—	—	(9,256)	—	—	9,256	—
Cancellation of shares	(104,604)	(1)	(860)	193	—	—	(668)
Cancellation of shares for tax withholding	(438,897)	(4)	(13,479)	—	—	—	(13,483)
Amortization of stock compensation	—	—	4,355	—	—	—	4,355
Exercise of stock options, 52,064 shares	—	—	(576)	—	—	963	387
Stock compensation tax benefits	—	—	10,266	—	—	—	10,266
Change in shares held in trust for deferred compensation plans, at cost	—	—	(20,645)	—	—	20,645	—
Balance, September 30, 2005	184,395,593	$1,844	$475,347	$1,499,427	$(13,596)	$(995,953)	$967,069

Balance, December 31, 2005	184,386,193	$1,844	$476,884	$1,536,611	$(21,215)	$(995,652)	$998,472
Comprehensive income (loss):
Net income	—	—	—	191,210	—	—	191,210
Other comprehensive loss	—	—	—	—	(4,642)	—	(4,642)
Comprehensive income (loss)	—	—	—	191,210	(4,642)	—	186,568
Dividends on common stock	—	—	—	(91,291)	—	—	(91,291)
Repurchase of 3,400,000 shares	—	—	—	—	—	(87,415)	(87,415)
Issuance of 711,490 shares	—	—	(13,350)	—	—	13,350	—
Cancellation of shares	(121,185)	(1)	(338)	275	—	—	(64)
Cancellation of shares for tax withholding	(84,890)	(1)	(2,295)	—	—	—	(2,296)
Amortization of stock compensation	—	—	6,178	—	—	—	6,178
Exercise of stock options, 28,667 shares	—	—	(192)	—	—	546	354
Stock compensation tax benefits	—	—	20,683	—	—	—	20,683
Change in shares held in trust for deferred compensation plans, at cost	—	—	(17,928)	—	—	17,928	—
Balance, September 30, 2006	184,180,118	$1,842	$469,642	$1,636,805	$(25,857)	$(1,051,243)	$1,031,189

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.  The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005 and for the year then ended.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  These estimates are based on information available to management at the time the estimates are made.  Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)         Investments

The carrying values of investments, which approximate their fair values, consist of the following:

	At	At
	September 30,	December 31,
(In thousands)	2006	2005
Federal Home Loan Bank stock, at cost:
Des Moines	$55,856	$53,970
Chicago and Topeka	4,626	4,795
Subtotal	60,482	58,765
Federal Reserve Bank stock, at cost	18,973	20,646
Interest-bearing deposits with banks	3,346	532
Total investments	$82,801	$79,943

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

(3)         Securities Available for Sale

Securities available for sale consist of the following:

	At September 30, 2006				At December 31, 2005
		Gross	Gross			Gross	Gross
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mortgage-backed securities:
Federal agencies	$1,804,439	$537	$(40,287)	$1,764,689	$1,675,203	$874	$(33,921)	$1,642,156
Other	4,915	—	(177)	4,738	5,655	—	(196)	5,459
Other securities	1,000	—	—	1,000	1,000	—	—	1,000
Total	$1,810,354	$537	$(40,464)	$1,770,427	$1,681,858	$874	$(34,117)	$1,648,615
Weighted-average yield	5.35%				5.26%

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2006.  Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value.  Accordingly, TCF has concluded that the unrealized losses are temporary, and no other than temporary impairment has occurred at September 30, 2006.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities:
Federal agencies	$353,813	$(1,167)	$1,307,276	$(39,120)	$1,661,089	$(40,287)
Other	—	—	4,253	(177)	4,253	(177)
Total	$353,813	$(1,167)	$1,311,529	$(39,297)	$1,665,342	$(40,464)

(4)         Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At
	September 30,	December 31,	Percentage
(Dollars in thousands)	2006	2005	Change
Consumer home equity and other:
Home Equity:
First mortgage lien	$3,682,117	$3,375,380	9.1%
Junior lien	2,056,498	1,773,308	16.0
Total consumer home equity	5,738,615	5,148,688	11.5
Other	42,338	38,896	8.8
Total consumer home equity and other	5,780,953	5,187,584	11.4
Commercial:
Commercial real estate:
Permanent	2,231,510	2,117,953	5.4
Construction and development	182,548	179,547	1.7
Total commercial real estate	2,414,058	2,297,500	5.1
Commercial business	546,517	435,233	25.6
Total commercial	2,960,575	2,732,733	8.3
Leasing and equipment finance (1):
Equipment finance loans	470,540	387,171	21.5
Lease financings:
Direct financing leases (2)	1,351,526	1,180,370	14.5
Sales-type leases	21,984	18,495	18.9
Lease residuals	35,193	32,882	7.0
Unearned income and deferred lease costs	(142,442)	(115,124)	(23.7)
Total lease financings	1,266,261	1,116,623	13.4
Total leasing and equipment finance	1,736,801	1,503,794	15.5
Total consumer, commercial and leasing and equipment finance	10,478,329	9,424,111	11.2
Residential real estate	659,476	770,441	(14.4)
Total loans and leases	$11,137,805	$10,194,552	9.3

(1)	Operating leases of $71.3 million at September 30, 2006 and $56.7 million at December 31, 2005 are included as a component of Other Assets on the Consolidated Statements of Financial Condition.
(2)

Included in the direct financing leases are $69.7 million and $52.7 million at September 30, 2006 and December 31, 2005, respectively, of installed equipment under lease contracts that have not yet commenced due to pending equipment installations.

(5)         Long-term Borrowings

		At September 30, 2006		At December 31, 2005
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2006	$100,000	5.55%	$303,000	5.22%
	2007	200,000	3.65	200,000	3.65
	2009	117,000	5.26	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
	2015	1,400,000	4.16	1,400,000	4.16
	2016	600,000	4.60	—	—
Sub-total		2,717,000	4.44	2,325,500	4.45
Subordinated bank notes	2014	74,501	5.27	74,373	5.27
	2015	49,419	5.37	49,305	5.37
	2016	74,323	5.63	—	—
Sub-total		198,243	5.43	123,678	5.31
Discounted lease rentals	2006	7,817	6.97	28,193	6.49
	2007	25,454	7.10	18,323	6.79
	2008	14,048	7.27	6,569	7.03
	2009	5,942	7.24	1,811	7.02
	2010	1,962	7.09	336	7.18
	2011	245	6.98	—	—
Sub-total		55,468	7.14	55,232	6.68
Other borrowings	2006	6	5.00	2,200	4.50
	2007	2,224	4.51	2,200	4.50
	2008	2,226	4.51	2,200	4.50
	2009	966	5.00	—	—
Sub-total		5,422	4.59	6,600	4.50
Total long-term borrowings		$2,976,133	4.55	$2,511,010	4.54

Included in Federal Home Loan Bank (“FHLB”) advances and repurchase agreements at September 30, 2006 were $417 million of fixed-rate FHLB advances, which are callable quarterly by the counterparties at par until maturity.  In addition, TCF has $1.6 billion of repurchase agreements and $400 million of FHLB advances which are callable during various years from 2008 through 2011.  The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period.

The next call year and stated maturity year for the callable advances and repurchase agreements outstanding at September 30, 2006 were as follows:

(Dollars in thousands)
Year	Next Call Date	Weighted- Average Rate	Stated Maturity Date	Weighted- Average Rate

2006	$417,000	5.24%	$—	—
2008	1,100,000	4.11	—	—
2009	500,000	4.56	117,000	5.26%
2010	300,000	4.33	100,000	6.02
2011	100,000	4.82	200,000	4.85
2015	—	—	1,400,000	4.16
2016	—	—	600,000	4.60
Total	$2,417,000	4.45	$2,417,000	4.45

(6)         Stockholders’ Equity

Treasury stock and other consists of the following:

	At	At
	September 30,	December 31,
(In thousands)	2006	2005

Treasury stock, at cost	$1,018,678	$945,159
Shares held in trust for deferred compensation plans, at cost	32,565	50,493
Total	$1,051,243	$995,652

TCF repurchased 3.4 million shares of its common stock during the first nine months of 2006 and 3.5 million shares for the same 2005 period.  At September 30, 2006, TCF had 3.3 million shares remaining in its stock repurchase program authorized by its Board of Directors.

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

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel.  Under the Program, no more than 5% of the shares of TCF common stock outstanding on the date of initial shareholder approval may be awarded.  At September 30, 2006, there were 4,096,921 shares reserved for issuance under the Program, including 231,133 shares related to outstanding stock options that are fully vested.

At September 30, 2006, there were 1,500,541 shares of performance-based restricted stock that will vest only if certain earnings per share goals and service conditions are achieved.  Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.  Other restricted stock grants vest over periods from three to seven years.  The weighted-average grant date fair value of restricted stock granted for the third quarter and first nine months of 2006 was $25.69 and $25.25, respectively, compared with $26.77 and $27.86 for the same 2005 periods.  Compensation expense for restricted stock was $2 million and $5.8 million for the third quarter and first nine months of 2006, respectively, compared with $1.2 million and $3.5 million for the same 2005 periods.  The recognized tax benefit for stock compensation expense was $662 thousand and $1.9 million for the third quarter and first nine months of 2006, respectively, compared with $380 thousand and $1.1 million for the same 2005 periods.  Unrecognized stock compensation for restricted stock awards was $23.5 million with a weighted-average remaining amortization period of 2.3 years at September 30, 2006, compared with $21.3 million with a weighted-average remaining amortization period of 1.9 years at September 30, 2005.

The following table reflects TCF’s restricted stock transactions under the Program since December 31, 2005:

	Restricted Stock
	Shares	Price Range
Outstanding at December 31, 2005	2,309,276	$9.87-$ 30.28
Granted	588,850	25.18
Forfeited	(89,335)	9.87-30.28
Vested	(224,900)	18.03-24.10
Outstanding at March 31, 2006	2,583,891	$9.87-$ 30.28
Granted	63,800	$25.66
Forfeited	(16,450)	21.24 - 30.13
Vested	(4,000)	19.14
Outstanding at June 30, 2006	2,627,241	$9.87-$ 30.28
Granted	34,450	$ 25.69
Forfeited	(14,900)	22.03-30.28
Vested	(23,700)	20.38-24.10
Outstanding at September 30, 2006	2,623,091	$9.87-$ 30.28

Prior to 2000, TCF had also issued stock options under the Program that generally become exercisable over a period of one to ten years from the date of the grant and expire after ten years.  All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant.  As of September 30, 2006, all 231,133 outstanding stock options are fully vested.  Stock options outstanding and exercisable at September 30, 2006 had exercise prices ranging from $11.78 to $16.64, a weighted-average price of $13.93 and a weighted-average remaining exercise period of 2.3 years.

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

The following table sets forth TCF’s and TCF Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the minimum and well-capitalized capital requirements:

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Tier 1 leverage capital
TCF	$902,588	6.34%	$427,040	3.00%	N.A.	N.A.
TCF Bank	830,045	5.84	426,430	3.00	$710,716	5.00%

Tier 1 risk-based capital
TCF	902,588	8.69	415,287	4.00	622,930	6.00
TCF Bank	830,045	8.01	414,559	4.00	621,838	6.00

Total risk-based capital
TCF	1,162,634	11.20	830,573	8.00	1,038,216	10.00
TCF Bank	1,090,091	10.52	829,117	8.00	1,036,397	10.00

As of December 31, 2005:
Tier 1 leverage capital
TCF	$863,955	6.61%	$392,306	3.00%	N.A.	N.A.
TCF Bank	835,121	6.39	392,000	3.00	$653,333	5.00%

Tier 1 risk-based capital
TCF	863,955	8.79	393,128	4.00	589,693	6.00
TCF Bank	835,121	8.52	392,275	4.00	588,413	6.00

Total risk-based capital
TCF	1,049,615	10.68	786,257	8.00	982,821	10.00
TCF Bank	1,020,781	10.41	784,551	8.00	980,688	10.00

N.A. Not Applicable.

At September 30, 2006, TCF and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the OCC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(9)   Employee Benefit Plans

TCF amended the TCF Cash Balance Pension Plan (the “Pension Plan”) to discontinue compensation credits for all participants effective March 31, 2006.  Interest credits will continue to be paid until participants’ accounts are distributed from the Pension Plan.  All unvested participant accounts became vested on March 31, 2006.  As a result of this amendment, TCF recorded a $400 thousand curtailment gain in the first quarter of 2006.  The projected benefit obligation was remeasured at February 1, 2006 and was reduced from $62.1 million at December 31, 2005 to $58.5 million.  As part of the remeasurement, TCF increased its discount rate assumption to 5.50% from 5.25% at December 31, 2005. The long-term rate of return on plan assets assumption of 8.75% was unchanged from December 31, 2005.

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

The following table sets forth the net benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and nine months ended September 30, 2006 and 2005:

	Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Service cost	$—	$1,326	$1,421	$3,978
Interest cost	787	857	2,322	2,571
Expected return on plan assets	(1,254)	(1,432)	(3,770)	(4,295)
Amortization of prior service cost	—	(62)	(21)	(186)
Recognized actuarial loss	1,471	262	2,631	786
Plan amendment/curtailment gain	—	—	(400)	—
Net periodic benefit cost	$1,004	$951	$2,183	$2,854

	Postretirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Service cost	$6	$9	$19	$26
Interest cost	108	138	325	414
Amortization of transition obligation	26	33	76	99
Recognized actuarial loss	30	34	90	104
Net periodic benefit cost	$170	$214	$510	$643

During the third quarter and first nine months of 2006, TCF made contributions to the Pension Plan totaling $4 million.  For 2006, TCF is eligible to contribute an additional $4.5 million to the Pension Plan until September 15, 2007 under various IRS funding methods, but is not required to make any minimum contributions.  TCF did not make any contributions to the Pension Plan in the third quarter and first nine months of 2005.  During the third quarter and first nine months of 2006, TCF paid $284 thousand and $780 thousand, respectively, for the Postretirement Plan, compared with $270 thousand and $884 thousand for the same 2005 periods.

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

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Three Months Ended September 30, 2006:
Revenues from external customers:
Interest income	$196,076	$32,174	$—	$—	$228,250
Non-interest income	115,834	13,372	306	—	129,512
Total	$311,910	$45,546	$306	$—	$357,762
Net interest income	$120,058	$15,190	$(215)	$—	$135,033
Provision for credit losses	2,501	416	—	—	2,917
Non-interest income	115,834	13,372	33,033	(32,727)	129,512
Non-interest expense	152,713	14,959	29,815	(32,727)	164,760
Income tax expense	25,580	4,749	612	—	30,941
Net income	$55,098	$8,438	$2,391	$—	$65,927

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$3,859,449	$1,889,249	$131,166	$(1,582,753)	$14,297,111

At or For the Three Months Ended September 30, 2005:
Revenues from external customers:
Interest income	$160,194	$24,082	$17	$—	$184,293
Non-interest income	112,409	10,197	1,006	—	123,612
Total	$272,603	$34,279	$1,023	$—	$307,905
Net interest income	$113,059	$13,668	$775	$568	$128,070
Provision for credit losses	1,692	1,702	—	—	3,394
Non-interest income	112,409	10,197	30,996	(29,990)	123,612
Non-interest expense	139,382	11,856	32,097	(29,422)	153,913
Income tax expense (benefit)	25,365	3,555	(31)	—	28,889
Net income (loss)	$59,029	$6,752	$(295)	$—	$65,486

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$12,283,632	$1,531,279	$179,004	$(1,256,826)	$12,737,089

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Nine Months Ended September 30, 2006:
Revenues from external customers:
Interest income	$564,267	$88,830	$—	$—	$653,097
Non-interest income	326,017	37,839	6,777	—	370,633
Total	$890,284	$126,669	$6,777	$—	$1,023,730
Net interest income	$356,539	$43,463	$668	$973	$401,643
Provision for credit losses	7,532	(11)	—	—	7,521
Non-interest income	326,017	37,839	103,371	(96,594)	370,633
Non-interest expense	442,119	41,146	99,086	(95,621)	486,730
Income tax expense	71,750	14,473	592	—	86,815
Net income	$161,155	$25,694	$4,361	$—	$191,210

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$13,859,449	$1,889,249	$131,166	$(1,582,753)	$14,297,111

At or For the Nine Months Ended September 30, 2005:
Revenues from external customers:
Interest income	$463,524	$72,006	$107	$—	$535,637
Non-interest income	318,857	32,059	2,388	—	353,304
Total	$782,381	$104,065	$2,495	$—	$888,941
Net interest income	$341,397	$42,877	$2,312	$1,822	$388,408
Provision for credit losses	(1,573)	2,958	—	—	1,385
Non-interest income	318,857	32,059	91,282	(88,894)	353,304
Non-interest expense	410,530	35,129	93,523	(87,072)	452,110
Income tax expense (benefit)	75,743	13,049	(167)	—	88,625
Net income	$175,554	$23,800	$238	$—	$199,592

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$12,283,632	$1,531,279	$179,004	$(1,256,826)	$12,737,089

(11) Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per-share data)	2006	2005	2006	2005

Basic Earnings Per Common Share
Net income	$65,927	$65,486	$191,210	$199,592
Weighted-average shares outstanding	131,054,398	134,017,876	131,870,604	134,951,645
Restricted stock	(2,646,183)	(2,315,439)	(2,591,237)	(2,259,266)
Weighted-average common shares outstanding for basic earnings per common share	128,408,215	131,702,437	129,279,367	132,692,379
Basic earnings per common share	$.51	$.50	$1.48	$1.50

Diluted Earnings Per Common Share
Net income	$65,927	$65,486	$191,210	$199,592
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	128,408,215	131,702,437	129,279,367	132,692,379
Net dilutive effect of:
Restricted stock	94,485	217,086	78,157	219,530
Stock options	101,913	132,608	107,253	141,892
Weighted-average common shares outstanding for diluted earnings per common share	128,604,613	132,052,131	129,464,777	133,053,801
Diluted earnings per common share	$.51	$.50	$1.48	$1.50

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

(12) Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss), which for TCF is comprised entirely of unrealized gains and losses on investment securities available for sale.  The following table summarizes the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Net income	$65,927	$65,486	$191,210	$199,592
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on securities available for sale	45,797	(22,817)	(6,684)	(8,420)
Reclassification adjustment for gains included in net income	—	(995)	—	(10,671)
Income tax expense (benefit)	16,139	(8,615)	(2,042)	(6,910)
Total other comprehensive income (loss)	29,658	(15,197)	(4,642)	(12,181)
Comprehensive income	$95,585	$50,289	$186,568	$187,411

(13) Other Expense

Other expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Card processing and issuance	$4,026	$3,906	$12,841	$11,539
Postage and courier	3,717	3,600	11,041	10,765
Telecommunications	3,179	2,993	9,589	9,158
Office supplies	2,577	2,338	7,546	7,393
ATM processing	2,363	2,358	6,766	6,769
Other real estate owned, net	1,119	347	2,514	1,754
Other	15,688	16,861	48,317	46,185
Total other expense	$32,669	$32,403	$98,614	$93,563

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), is a Delaware national financial holding company based in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in Minnesota and had 459 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin and Indiana at September 30, 2006.

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

TCF emphasizes the checking account as its anchor account, which provides opportunities to cross-sell other convenient products and services and generate additional fee income.  The continued growth of checking accounts is a significant part of TCF’s growth strategy.  Total checking accounts were 1,673,680 at September 30, 2006, an increase of 70,507 accounts, or 5.9% (annualized), from December 31, 2005.

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

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases.  Commercial loans are generally made on local properties or to local customers.  TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties.  The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc. (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets and Winthrop Resources Corporation (“Winthrop Resources”), a leasing company that primarily leases technology and data processing equipment.  TCF’s leasing and equipment finance businesses operate in all 50 states and source equipment installations domestically and, to a limited extent, in foreign countries.

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

Net interest income, the difference between interest income earned on loans and leases and on investments, and interest expense paid on deposits and short-term and long-term borrowings, represented 51% of TCF’s total revenue for the three months ended September 30, 2006.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations.  A key driver of non-interest income is checking accounts and their related activities.  Increasing fee and service charge revenue has been challenging as a result of slower growth in checking accounts and changing customer behaviors.  TCF is focusing on checking account growth to increase future fee revenue.  See “Management’s  Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Income Statement Analysis — Non-Interest Income” for additional information.

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is the 11th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended June 30, 2006 as published by Visa.  TCF earns interchange revenue from customer debit card transactions.

The following portions of the Management’s Discussion and Analysis focus in more detail on the results of operations for the three and nine months ended September 30, 2006 and 2005 and on information about TCF’s balance sheet, credit quality, liquidity and funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

Diluted earnings per common share was 51 cents and $1.48 for the third quarter and first nine months of 2006, respectively, compared with 50 cents and $1.50 for the same 2005 periods.  Net income was $65.9 million for the third quarter of 2006, up from $65.5 million for the same 2005 period.  Net income was $191.2 million for the first nine months of 2006, compared with $199.6 million for the same 2005 period. The third quarter of 2006 includes $1.3 million in pre-tax gains on sales of fixed assets for an after-tax impact of less than one cent per diluted share.  The third quarter of 2005 included $4.9 million in pre-tax gains on sales of fixed assets and mortgage-backed securities for an after-tax impact of three cents per diluted share.  The first nine months of 2006 includes $5.8 million in pre-tax gains on sales of fixed assets and mortgage servicing rights for an after-tax impact of three cents per diluted share.  The first nine months of 2005 included $20.7 million in pre-tax gains on sales of fixed assets and mortgage-backed securities and a $3.3 million pre-tax commercial loan recovery for a combined after-tax impact of 12 cents per diluted share. For the third quarter and first nine months of 2006, return on average assets was 1.86% and 1.83%, respectively, compared with 2.07% and 2.11% for the same 2005 periods.  Return on average common equity was 26.44% and 26.04% for the third quarter and first nine months of 2006, respectively, compared with 27.41% and 28.32% for the same 2005 periods.

Operating Segment Results

See Note 10 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, composed of deposits and investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $55.1 million and $161.2 million for the third quarter and first nine months of 2006, respectively, compared with $59 million and $175.6 million for the same 2005 periods.  Banking net interest income for the third quarter and first nine months of 2006 was $120.1 million and $356.5 million, respectively, compared with $113.1 million and $341.4 million for the same 2005 periods.  The provision for credit losses was $2.5 million and $7.5 million for the third quarter and first nine months of 2006, respectively, compared with $1.7 million and a net provision credit of $1.6 million for the same 2005 periods.  The provision for credit losses for the first nine months of 2005 included a $3.3 million recovery related to one commercial business loan.  Non-interest income totaled $115.8 million and $326 million for the third quarter and first nine months of 2006, respectively, compared with $112.4 million and $318.9 million for the same 2005 periods.  Fees and service charges were $70.8 million and $203.4 million for the third quarter and first nine months of 2006, respectively, up from $70.3 million and $195 million for the same 2005 periods, primarily due to the growth in checking accounts, partially offset by lower customer check volumes.  Card revenues were $24.4 million and $68.6 million for the third quarter and first nine months of 2006, respectively, up from $21 million and $58.4 million for the same 2005 periods.  The increase in card revenues was primarily attributable to an increase in active accounts and customer transaction volumes and also included the receipt of $1.4 million of Visa interchange revenue holdbacks from previous periods.  Other revenue of $7.9 million in the third quarter of 2006 included a $3.4 million increase in gains on sales of education loans partially offset by a $1.9 million decrease in gains on sales of fixed assets and $893 thousand decrease in mortgage banking due to the sale of mortgage servicing rights in the first quarter of 2006.  Due to recent legislative changes to student loan programs, TCF has accelerated the timing of certain education loan sales.  As a result, TCF sold $133.2 million in education loans in the third quarter of 2006 ahead of past practice.  Banking non-interest expense was $152.7 million and $442.1 million for the third quarter and first nine months of 2006, respectively, up 9.6% from $139.4 million and up 7.7% from $410.5 million for the same 2005 periods.  The increase was primarily due to costs associated with branch expansion.

LEASING AND EQUIPMENT FINANCE, an operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of comprehensive lease and equipment finance products. Leasing and Equipment Finance reported net income of $8.4 million and $25.7 million for the third quarter and first nine months of 2006, respectively, up from $6.8 million and $23.8 million for the same 2005 periods.  Net interest income for the third quarter and first nine months of 2006 was $15.2 million and $43.5 million, respectively, compared with $13.7 million and $42.9 million for the same 2005 periods.  The provision for credit losses for this operating segment was $416 thousand for the third quarter of 2006, compared with $1.7 million for the third quarter of 2005.  The provision for credit losses for the first nine months of 2006 was a net credit of $11 thousand, compared with provision expense of $3 million for the same 2005 period.  The provision credit for the first nine months of 2006 was primarily due to lower levels of historical charge-offs in certain marketing segments being reflected in the estimate of inherent losses in the portfolio and one large non-accrual lease that was settled in the second quarter of 2006 for less than the amount reserved.  Non-interest income totaled $13.4 million for the third quarter of 2006, up from $10.2 million for the same 2005 period, primarily due to higher operating lease and sales-type lease revenues.  For the first nine months of 2006, non-interest income totaled $37.8 million, up from $32.1 million for the same 2005 period, primarily due to a $7.1 million increase in operating lease revenues, partially offset by a $1.5 million decrease in sales-type lease revenues.  Leasing and Equipment Finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $15 million and $41.1 million for the third quarter and first nine months of 2006, respectively, up from $11.9 million and $35.1 million for the same 2005 periods, primarily related to an increase in operating lease depreciation expense of $1.8 million and $5.2 million, respectively.

Consolidated Net Interest Income

Net interest income for the third quarter of 2006 was $135 million, up from $128.1 million for the third quarter of 2005 and was essentially flat with the second quarter of 2006.  Net interest income for the first nine months of 2006 was $401.6 million, up from $388.4 million for the same 2005 period.  The net interest margin for the third quarter of 2006 was 4.11%, compared with 4.43% for the same 2005 period and 4.22% for the second quarter of 2006.

The increase in net interest income for the third quarter of 2006 over the same 2005 period primarily reflects the growth in average interest-earning assets, up $1.6 billion, partially offset by the 32 basis point reduction in net interest margin.  The decrease in the net interest margin from the third quarter of 2005 and second quarter of 2006, was primarily due to the continued customer preference for lower-yielding fixed-rate loans and higher-cost market-rate deposits due to the flat or inverted yield curve and higher borrowing costs.  In addition, intense price competition on loans and deposits has contributed to the compression of the net interest margin in 2006.

The following table summarizes TCF’s average balances, interest, dividends and the related yields and rates for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006			2005
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$72,393	$862	4.74%	$91,355	$463	2.02%
Securities available for sale (3)	1,829,917	24,481	5.35	1,393,742	17,893	5.14
Education loans held for sale	190,724	3,438	7.15	206,850	2,759	5.29
Loans and leases:
Consumer home equity:
Fixed-rate	4,027,680	69,705	6.87	2,454,762	41,317	6.68
Variable-rate	1,585,487	35,605	8.91	2,392,934	43,543	7.22
Consumer - other	36,978	961	10.31	34,469	815	9.38
Total consumer home equity and other	5,650,145	106,271	7.46	4,882,165	85,675	6.96
Commercial real estate:
Fixed- and adjustable-rate	1,699,431	26,936	6.29	1,398,341	21,687	6.15
Variable-rate	709,806	14,256	7.97	822,222	13,003	6.27
Total commercial real estate	2,409,237	41,192	6.78	2,220,563	34,690	6.20
Commercial business:
Fixed- and adjustable-rate	142,293	2,265	6.32	85,611	1,268	5.88
Variable-rate	403,070	7,724	7.60	348,030	5,284	6.02
Total commercial business	545,363	9,989	7.27	433,641	6,552	5.99
Leasing and equipment finance	1,707,045	32,174	7.54	1,428,653	24,082	6.74
Subtotal	10,311,790	189,626	7.31	8,965,022	150,999	6.69
Residential real estate	676,454	9,843	5.81	849,069	12,179	5.73
Total loans and leases (4)	10,988,244	199,469	7.21	9,814,091	163,178	6.61
Total interest-earning assets	13,081,278	228,250	6.94	11,506,038	184,293	6.37
Other assets (5) (6)	1,125,110			1,125,499
Total assets	$14,206,388			$12,631,537

Liabilities and and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,484,651			$1,539,893
Small business	615,119			600,374
Commercial and custodial	209,365			325,025
Total non-interest bearing deposits	2,309,135			2,465,292
Interest-bearing deposits:
Premier checking	1,021,560	8,389	3.26	694,835	4,654	2.66
Other checking	840,966	485.23		1,004,507	593.23
Subtotal	1,862,526	8,874	1.89	1,699,342	5,247	1.22
Premier savings	942,760	10,291	4.33	436,690	3,529	3.21
Other savings	1,350,659	3,240.95		1,549,451	2,612.67
Subtotal	2,293,419	13,531	2.34	1,986,141	6,141	1.23
Money market	609,997	4,062	2.64	632,293	2,091	1.31
Subtotal	4,765,942	26,467	2.20	4,317,776	13,479	1.24
Certificates of deposit	2,431,364	26,767	4.37	1,770,805	13,060	2.93
Total interest-bearing deposits	7,197,306	53,234	2.93	6,088,581	26,539	1.73
Total deposits	9,506,441	53,234	2.22	8,553,873	26,539	1.23
Borrowings:
Short-term borrowings	619,683	8,372	5.36	1,037,240	9,212	3.52
Long-term borrowings	2,780,532	31,611	4.51	1,757,968	20,472	4.62
Total borrowings	3,400,215	39,983	4.67	2,795,208	29,684	4.22
Total deposits and borrowings	12,906,656	93,217	2.87	11,349,081	56,223	1.97
Other liabilities (6)	302,513			326,976
Total liabilities	13,209,169			11,676,057
Stockholders’ equity (6)	997,219			955,480
Total liabilities and stockholders’ equity	$14,206,388			$12,631,537
Net interest income and margin		$135,033	4.11%		$128,070	4.43%

(1)  Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $328,000 and $268,000 was recognized during the three months ended September 30, 2006 and 2005, respectively.

(2)  Annualized.

(3)  Average balance and yield of securities available for sale are based upon the historical amortized cost.

(4)  Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)  Includes operating leases.

(6)  Average balance is based upon month-end balances.

The following table summarizes TCF’s average balances, interest, dividends and the related yields and rates for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006			2005
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$70,748	$2,331	4.40%	$99,502	$2,609	3.50%
Securities available for sale (3)	1,830,902	73,336	5.34	1,567,059	60,713	5.17
Education loans held for sale	233,135	11,990	6.88	209,184	7,579	4.84
Loans and leases:
Consumer home equity:
Fixed-rate	3,702,181	188,288	6.80	2,088,550	104,784	6.71
Variable-rate	1,712,454	109,940	8.58	2,561,936	130,074	6.79
Consumer - other	35,563	2,675	10.06	34,836	2,379	9.13
Total consumer home equity and other	5,450,198	300,903	7.38	4,685,322	237,237	6.77
Commercial real estate:
Fixed- and adjustable-rate	1,647,602	76,869	6.24	1,363,805	62,664	6.14
Variable-rate	731,770	41,478	7.58	832,689	35,775	5.74
Total commercial real estate	2,379,372	118,347	6.65	2,196,494	98,439	5.99
Commercial business:
Fixed- and adjustable-rate	128,677	5,983	6.22	78,117	3,368	5.76
Variable-rate	370,094	20,299	7.33	346,674	14,379	5.55
Total commercial business	498,771	26,282	7.05	424,791	17,747	5.59
Leasing and equipment finance	1,622,257	88,830	7.30	1,410,381	72,006	6.81
Subtotal	9,950,598	534,362	7.18	8,716,988	425,429	6.52
Residential real estate	713,947	31,078	5.81	917,240	39,307	5.72
Total loans and leases (4)	10,664,545	565,440	7.09	9,634,228	464,736	6.45
Total interest-earning assets	12,799,330	653,097	6.82	11,509,973	535,637	6.22
Other assets (5) (6)	1,131,129			1,099,713
Total assets	$13,930,459			$12,609,686

Liabilities and and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,531,943			$1,566,767
Small business	603,469			573,240
Commercial and custodial	241,720			316,749
Total non-interest bearing deposits	2,377,132			2,456,756
Interest-bearing deposits:
Premier checking	987,094	23,343	3.16	578,967	9,709	2.24
Other checking	881,323	1,553.24		1,056,178	1,517.19
Subtotal	1,868,417	24,896	1.78	1,635,145	11,226.92
Premier savings	860,191	26,202	4.07	355,164	7,340	2.76
Other savings	1,402,084	9,324.89		1,586,367	6,394.54
Subtotal	2,262,275	35,526	2.10	1,941,531	13,734.95
Money market	629,904	11,037	2.34	637,696	4,726.99
Subtotal	4,760,596	71,459	2.01	4,214,372	29,686.94
Certificates of deposit	2,230,458	67,869	4.07	1,691,121	33,437	2.64
Total interest-bearing deposits	6,991,054	139,328	2.66	5,905,493	63,123	1.43
Total deposits	9,368,186	139,328	1.99	8,362,249	63,123	1.01
Borrowings:
Short-term borrowings	622,455	23,015	4.94	977,750	22,200	3.04
Long-term borrowings	2,656,410	89,111	4.48	1,981,558	61,906	4.18
Total borrowings	3,278,865	112,126	4.57	2,959,308	84,106	3.80
Total deposits and borrowings	12,647,051	251,454	2.66	11,321,557	147,229	1.74
Other liabilities (6)	304,525			348,543
Total liabilities	12,951,576			11,670,100
Stockholders’ equity (6)	978,883			939,586
Total liabilities and stockholders’ equity	$13,930,459			$12,609,686
Net interest income and margin		$401,643	4.19%		$388,408	4.51%

(1)  Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $885,000 and $694,000 was recognized during the nine months ended September 30, 2006 and 2005, respectively.

(2)  Annualized.

(3)  Average balance and yield of securities available for sale are based upon the historical amortized cost.

(4)  Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)  Includes operating leases.

(6)  Average balance is based upon month-end balances.

Achieving net interest income growth over time is dependent on TCF’s ability to generate higher-yielding assets and lower-cost retail deposits.  While interest rates and consumer preferences continue to change over time, TCF is relatively balanced from an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months).  If interest rates remain at current levels, TCF could experience continued compression of its net interest margin primarily due to the ongoing shift of higher yielding variable-rate loans to lower yielding fixed-rate loans due to the flat yield or inverted curve and due to competitive pressures on deposit product pricing.  See “Consolidated Financial Condition Analysis — Deposits” and “Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest-rate risk position.

Consolidated Provision for Credit Losses

TCF recorded provision expense of $2.9 million and $7.5 million in the third quarter and first nine months of 2006, respectively, compared with provision expense of $3.4 million and $1.4 million for the same 2005 periods. The decrease in the provision for credit losses in the third quarter of 2006, compared with the third quarter of 2005 is primarily due to lower net charge-offs.  The provision for credit losses for the first nine months of 2005 included a $3.3 million recovery related to one commercial business loan.  Net loan and lease charge-offs were $2.5 million, or .09% (annualized), and $8.2 million, or .10% (annualized), of average loans and leases, in the third quarter and first nine months of 2006, respectively, compared with $20.8 million, or .85% (annualized), and $22.2 million, or .31% (annualized), of average loans and leases for the same 2005 periods.  In the third quarter of 2005, TCF charged off its $18.8 million investment  in a leveraged lease. TCF increased the specific allowance for loan and lease losses assigned to the leveraged lease from $13.9 million at June 30, 2005, to $18.8 million through changes in existing leasing and equipment finance allocated allowances and $1.3 million in additional provision expense.  Net loan and lease charge-offs excluding the leveraged lease loss were $2 million, or .08% (annualized) and $3.5 million, or ..05% (annualized), respectively, of average loans and leases for the third quarter and first nine months of 2005.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $129.5 million and $370.6 million for the third quarter and first nine months of 2006, respectively, up from $123.6 million and $353.3 million for the same 2005 periods.

Fees and Service Charges

Fees and service charges totaled $70.8 million and $203.4 million for the third quarter and first nine months of 2006, respectively, representing increases of $462 thousand and $8.4 million, respectively, from the same periods in 2005, primarily due to the growth in checking accounts partially offset by lower customer check volumes.  TCF’s checking account customer base increased 70,507 accounts, or 5.9% (annualized), from December 31, 2005, and increased 61,183 accounts, or 3.8%, from the third quarter of 2005, to 1,673,680 accounts at September 30, 2006.

Card Revenues

Card revenues totaled $24.4 million for the third quarter of 2006, up 15.8% over the same period of 2005.  For the first nine months of 2006, card revenue totaled $68.6 million, up 17.5% over the same period of 2005.  These increases were primarily attributable to increases in active accounts and customer transaction volumes and also included the receipt of $1.4 million of Visa interchange revenue holdbacks from previous periods.

The following table sets forth information about TCF’s card business:

	At September 30,		Change
(Dollars in thousands)	2006	2005	Amount	%

Average number of checking accounts with a TCF card	1,478,795	1,423,715	55,080	3.9%

Active card users	807,994	769,394	38,600	5.0

Average number of transactions per month	16.5	15.5	1.0	6.5

Sales volume for the quarter ended:
Off-line (Signature)	$1,437,467	$1,278,431	$159,036	12.4
On-line (PIN)	182,739	161,140	21,599	13.4
Total	$1,620,206	$1,439,571	$180,635	12.5
Percentage off-line	88.72%	88.81%		(9	) bps

Average off-line interchange rate	1.54%	1.48%		6

            ATM Revenue

For the third quarter and first nine months of 2006, ATM revenue was $9.9 million and $28.7 million, respectively, compared with $10.6 million and $31.2 million for the same 2005 periods.  The decline in ATM revenue was primarily attributable to continued declines in fees charged to TCF customers for use of non-TCF ATM machines due to expansion of TCF’s ATM network and growth in TCF’s fee free checking products, partially offset by the increased number of TCF customers.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $13.4 million and $37.8 million for the third quarter and first nine months of 2006, respectively, up from $10.2 million and $32 million for the same 2005 periods.  The increase in leasing and equipment finance revenues for the third quarter of 2006 was primarily due to a $1.8 million increase in operating lease revenues and a $698 thousand increase in sales-type lease revenues.  The increase in leasing and equipment finance revenues for the first nine months of 2006 was primarily due to a $7.1 million increase in operating lease revenues, partially offset by a $1.5 million decrease in sales-type lease revenues.  Sales-type lease revenues generally occur at or near the end of the lease term as customers extend the lease or purchase the underlying equipment.  Leasing and equipment finance revenues may fluctuate from quarter to quarter based on customer-driven factors not entirely within the control of TCF.

Other Non-Interest Income

Other non-interest income was $7.9 million and $23.4 million for the third quarter and first nine months of 2006, respectively, up from $7.8 million and $17.8 million for the same 2005 periods.  The increase in other non-interest income for the third quarter of 2006 was primarily due to a $3.4 million increase in gains on sales of education loans, partially offset by a $1.9 million decrease in gains on sales of fixed assets and an $893 thousand decrease in mortgage banking revenue due to the sale of mortgage servicing rights in the first quarter of 2006.  The increase in other non-interest income for the first nine months of 2006 is primarily due to a $5.8 million increase in gains on sales of education loans and a $2.3 million gain on the sale of mortgage servicing rights recorded in the first quarter of 2006, partially offset by a $4.5 million decrease in gains on sales of fixed assets.  Due to recent legislative changes to student loan programs, TCF has accelerated the timing of certain education loan sales.  As a result, TCF sold $133.2 million in education loans in the third quarter of 2006 ahead of past practice and recognized a gain of $4.3 million.

Gains on Sales of Securities Available for Sale

In the third quarter and first nine months of 2005, gains on sales of securities available for sale of $995 thousand and $10.7 million, respectively, were recognized on sales of mortgage-backed securities of $99.5 million and $1 billion, respectively.  No such sales or gains occurred in 2006.

Consolidated Non-Interest Expense

Non-interest expense totaled $164.8 million for the third quarter of 2006, up $10.8 million, or 7%, from $153.9 million for the same 2005 period, primarily due to branch expansion totaling $5.6 million and a $1.8 million increase in operating lease depreciation.  For the first nine months of 2006, non-interest expense totaled $486.7 million, up $34.6 million, or 7.7%, from $452.1 million for the same 2005 period, primarily due to branch expansion totaling $15.9 million, a $5.2 million increase in operating lease depreciation and a $2.5 million increase in deposit account losses.

Compensation and Employee Benefits

Compensation and employee benefits expense totaled $84.8 million and $256 million for the third quarter and first nine months of 2006, respectively, up from $80.4 million and $243.8 million for the same 2005 periods.  Compensation expense for the third quarter and first nine months of 2006 was $72 million and $214.9 million, respectively, up from $68.5 million and $204.2 million for the same 2005 periods.  The increase in compensation expense for the third quarter of 2006 was primarily due to a $3.6 million increase in the banking segment of which $1.7 million was attributable to branch expansion.  The increase in compensation expense for the first nine months of 2006 was primarily due to a $8.8 million increase in the banking segment of which $5.2 million was attributable to branch expansion.  Employee benefits for the third quarter and first nine months of 2006 were $12.8 million and $41.2 million, respectively, up from $11.9 million and $39.6 million for the same 2005 periods.  These increases were primarily due to increases in the company match on the TCF Employees Stock Purchase Plan related to the Plan amendments effective April 1, 2006.

Occupancy and Equipment

Occupancy and equipment expense totaled $28.7 million and $84.7 million for the third quarter and first nine months of 2006, respectively, up from $25.9 million and $76.1 million from the same 2005 periods, primarily due to costs associated with branch expansion.

Advertising and Promotions

Advertising and promotions expense totaled $8.2 million and $20.7 million for the third quarter and first nine months of 2006, respectively, compared with $6.6 million and $19.6 million for the same 2005 periods.  These increases were primarily due to increased promotional expenses for new customers and increased advertising.

Deposit Account Losses

Deposit account losses include a variety of losses related to deposit taking activities including overdrafts, external fraud and forgery and other deposit processing losses.  Deposit account losses also include restitution received from customers, net of any related outside collection agency fees.  Deposit account losses increased $42 thousand and $2.5 million in the third quarter and first nine months of 2006, respectively, as compared with the same 2005 periods. The increase for the first nine months of 2006 is primarily due to higher uncollectable account overdrafts and external fraud losses.

Operating Lease Depreciation

Operating lease depreciation totaled $3.8 million and $10.3 million for the third quarter and first nine months of 2006, respectively, compared with $2 million and $5.2 million for the same 2005 periods. The increases in operating lease depreciation for the third quarter and first nine months of 2006 were primarily driven by increases in average operating lease balances in TCF’s leasing and equipment finance subsidiaries.  Average operating lease balances were $68.3 million and $63.5 million for the third quarter and first nine months of 2006, respectively, compared with $29 million and $22.6 million for the same 2005 periods.

Other Non-Interest Expense

Other non-interest expense totaled $32.7 million for the third quarter of 2006, essentially flat with the same 2005 period.  For the first nine months of 2006, other non-interest expense totaled $98.6 million, up 5.4% from $93.6 million for the same 2005 period.  The increase in other non-interest expense for the first nine months of 2006 is primarily related to branch expansion totaling $3.7 million and a $1.3 million increase in card processing and issuance expenses related to the overall increase in card transactions.

Income Taxes

TCF recorded income tax expense of $30.9 million and $86.8 million for the third quarter and first nine months of 2006, respectively, or 31.94% and 31.23%, respectively, of income before income tax expense, compared with $28.9 million and $88.6 million, or 30.61% and 30.75%, respectively, of income before income tax expense, for the comparable 2005 periods.  The third quarter of 2006 includes a reduction of income tax expense of $1.2 million related to favorable developments in uncertain tax positions including the closing of certain previous years’ tax returns and developments in income tax audits.  The third quarter of 2005 included a reduction in the effective income tax rate related to the increased effect of permanent differences as a percentage of pre-tax income and lower expected state income taxes. The first nine months of 2006 and 2005 include reductions of income tax expense of $5.3 million and $5.2 million, respectively, related to favorable developments in uncertain tax positions including the closing of certain previous years’ tax returns, clarification of existing state tax legislation and developments in income tax audits.

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

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors including interpretation of federal and state income tax laws, the differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards.  Additionally, there can be no assurance that estimates and interpretations used in determining income tax liabilities will not be challenged by federal and state taxing authorities.  Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $297.5 million and $914.3 million of mortgage-backed securities during the first nine months of 2006 and 2005, respectively.  TCF sold $1 billion of mortgage-backed securities during the first nine months of 2005, compared with no such sales during the first nine months of 2006.  At September 30, 2006, the unrealized pre-tax loss on TCF’s mortgage-backed securities available for sale portfolio was $39.9 million, compared with $33.2 million at December 31, 2005.  TCF may, from time to time, sell mortgage-backed securities and utilize the proceeds to either reduce borrowings or to fund growth in loans and leases.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale:

	At	At
	September 30,	December 31,	Percentage
(Dollars in thousands)	2006	2005	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$3,682,117	$3,375,380	9.1%
Junior lien	2,056,498	1,773,308	16.0
Total consumer home equity	5,738,615	5,148,688	11.5
Other	42,338	38,896	8.8
Total consumer home equity and other	5,780,953	5,187,584	11.4
Commercial:
Commercial real estate:
Permanent	2,231,510	2,117,953	5.4
Construction and development	182,548	179,547	1.7
Total commercial real estate	2,414,058	2,297,500	5.1
Commercial business	546,517	435,233	25.6
Total commercial	2,960,575	2,732,733	8.3
Leasing and equipment finance (1):
Equipment finance loans	470,540	387,171	21.5
Lease financings:
Direct financing leases (2)	1,351,526	1,180,370	14.5
Sales-type leases	21,984	18,495	18.9
Lease residuals	35,193	32,882	7.0
Unearned income and deferred lease costs	(142,442)	(115,124)	(23.7)
Total lease financings	1,266,261	1,116,623	13.4
Total leasing and equipment finance	1,736,801	1,503,794	15.5
Total consumer, commercial and leasing and equipment finance	10,478,329	9,424,111	11.2
Residential real estate	659,476	770,441	(14.4)
Total loans and leases	$11,137,805	$10,194,552	9.3

(1)	Operating leases of $71.3 million at September 30, 2006 and $56.7 million at December 31, 2005 are included as a component of Other Assets on the Consolidated Statements of Financial Condition.
(2)

Included in the direct financing leases are $69.7 million and $52.7 million at September 30, 2006 and December 31, 2005, respectively, of installed equipment under lease contracts that have not yet commenced due to pending equipment installations.

At September 30, 2006, approximately 32% of TCF’s consumer and commercial loans consisted of variable-rate loans, compared with 40% at December 31, 2005.  The variable-rate consumer loans have their interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) have their interest rates tied to either the prime rate or LIBOR.  In addition, to the extent these loans have interest rate floors, a change in interest rates may not result in a change in the interest rate on the variable-rate loan.  Substantially all leasing and equipment finance loans have fixed interest rates.  All residential real estate loans have fixed or adjustable interest rates.

Approximately 78% of the consumer home equity portfolio at September 30, 2006 consisted of closed-end loans, compared with 73% at December 31, 2005.  In addition, approximately 27% of this portfolio at September 30, 2006 carries a variable interest rate tied to the prime rate, compared with 38% at December 31, 2005.  TCF’s home equity lines of credit only require regular payments of interest and do not require regular payments of principal.  Home equity lines of credit outstanding were $1.3 billion at September 30, 2006, compared with $1.4 billion at December 31, 2005.  TCF’s home equity portfolio does not contain any loans with multiple payment options or loans with “teaser” rates.

TCF continues to expand its commercial real estate and commercial business lending activity generally to borrowers located in its primary markets.  With a focus on secured lending, approximately 98% of TCF’s commercial real estate and commercial business loans at September 30, 2006, were secured either by real estate properties or underlying business assets.  At September 30, 2006, approximately 94% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.  At September 30, 2006 and December 31, 2005, the construction and development portfolio had no loans over 30-days delinquent.

Total loan and lease originations and purchases for TCF Equipment Finance and Winthrop Resources were $777 million for the first nine months of 2006, compared with $574.8 million for the same 2005 period.  The leasing and equipment finance backlog of approved transactions was $282.1 million at September 30, 2006, up from $249.2 million at December 31, 2005.

Operating leases have grown as a component of TCF’s leasing and equipment finance portfolio.  The net operating lease balance included in other assets was $71.3 million at September 30, 2006, compared with $56.7 million at December 31, 2005.  Purchases of equipment for operating leases were $8.3 million and $24.9 million in the third quarter and first nine months of 2006, respectively, compared with $8.8 million and $20.2 million for the same 2005 periods.  Operating leases have increased primarily as a result of expanded origination activity in the middle market segment.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $59.7 million appropriate to cover losses inherent in the loan and lease portfolios as of September 30, 2006.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s on-going credit review process or regulatory examinations, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The Comptroller of the Currency recently announced that his office and the Public Company Accounting Oversight Board and the large Certified Public Accounting firms are moving toward agreement about the appropriate standards and issues involved in assessing the adequacy of the Allowance for Loan and Lease Losses, and that the federal banking agencies plan to issue a revision to the 1993 Comprehensive Inter-Agency Policy Guidelines on the allowance, as early as the end of 2006.  Although TCF considers its Allowance to be adequate, there can be no assurance that regulators may not require some modification to its allowance methodology, supporting documentation requirements or require an increase to its reserves.   See “Forward-Looking Information” for additional information concerning TCF’s allowance for loan and lease losses.

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

The following table sets forth information detailing the allowance for loan and lease losses and selected key indicators:

	At or For the Three		At or For the Nine
	Months Ended September 30,		Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$59,246	$76,406	$60,396	$79,878
Charge-offs	(3,128)	(21,378)	(10,048)	(27,154)
Recoveries	636	594	1,802	4,907
Net charge-offs (1)	(2,492)	(20,784)	(8,246)	(22,247)
Provision for credit losses	2,917	3,394	7,521	1,385
Balance at end of period	$59,671	$59,016	$59,671	$59,016

(1)	For the three and nine months ended September 30, 2005, net charge-offs excluding the leveraged lease were $2 million and $3.5 million, respectively.

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

The allocation of TCF’s allowance for loan and lease losses is as follows:

	At September 30, 2006			At December 31, 2005
(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Balance	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Balance
Consumer home equity and other	$18,032	$5,780,953.31%		$16,643	$5,187,584.32%
Commercial real estate	22,019	2,414,058.91		21,222	2,297,500.92
Commercial business	7,046	546,517	1.29	6,602	435,233	1.52
Leasing and equipment finance	12,021	1,736,801.69		15,313	1,503,794	1.02
Residential real estate	553	659,476.08		616	770,441.08
Total	$59,671	$11,137,805.54		$60,396	$10,194,552.59

            The following tables sets forth additional information regarding net charge-offs:

	Three Months Ended
	September 30, 2006		September 30, 2005
	Net	% of Average		% of Average
	Charge-offs	Loans and	Net	Loans and
(Dollars in thousands)	(Recoveries)	Leases (1)	Charge-offs	Leases (1)

Consumer home equity and other	$1,584.11%		$886.07%
Commercial real estate	148.02		34.01
Commercial business	(23)	(.02)	140.13
Leasing and equipment finance (2)	745.17		19,690	5.51
Residential real estate	38.02		34.02
Total	$2,492.09		$20,784.85

(1)	Annualized.
(2)	For the three months ended September 30, 2005, leasing and equipment finance net charge-offs excluding the leveraged lease were $904 thousand, or .25% (annualized), of average loans and leases.

	Nine Months Ended
	September 30, 2006		September 30, 2005
		% of Average	Net	% of Average
	Net	Loans and	Charge-offs	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	(Recoveries)	Leases (1)

Consumer home equity and other	$4,342.11%		$3,211.09%
Commercial real estate	217.01		68	—
Commercial business	302.08		(2,330)	(.73)
Leasing and equipment finance (2)	3,280.27		21,217	2.01
Residential real estate	105.02		81.01
Total	$8,246.10		$22,247.31

(1)	Annualized.
(2)	For the nine months ended September 30, 2005, leasing and equipment finance net charge-offs excluding the leveraged lease were $2.4 million, or .23% (annualized), of average loans and leases.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 64% of non-performing assets at September 30, 2006 consisted of, or were secured by, residential real estate.

            Non-performing assets are summarized in the following table:

	At	At
	September 30,	December 31,
(Dollars in thousands)	2006	2005	$ Change
Non-accrual loans and leases:
Consumer home equity and other	$12,363	$18,410	$(6,047)
Commercial real estate	5,226	188	5,038
Commercial business	1,337	2,207	(870)
Leasing and equipment finance	6,133	6,434	(301)
Residential real estate	2,209	2,409	(200)
Total non-accrual loans and leases	27,268	29,648	(2,380)
Other real estate owned:
Residential	20,712	14,877	5,835
Commercial	7,156	2,834	4,322
Total other real estate owned	27,868	17,711	10,157
Total non-performing assets	$55,136	$47,359	$7,777

Non-performing assets as a percentage of:
Net loans and leases	.50%	.47%	3	bps
Total assets	.39	.35	4

The decrease in non-accrual loans and leases from December 31, 2005 was primarily due to a decrease in consumer home equity non-accrual loans due to unusually high non-accrual balances in the fourth quarter of 2005 as a result of changes in consumer bankruptcy laws, partially offset by an increase in commercial real estate loans.  Other real estate owned increased $10.2 million from December 31, 2005, primarily due to an increase in the number of residential properties and longer average marketing time to sell residential properties and two commercial real estate properties.  Included in non-performing assets are loans that are considered impaired.  Impaired loans totaled $7.6 million at September 30, 2006, compared with $3.8 million at December 31, 2005.  The allowance for loan and lease losses for impaired loans was $1.1 million at September 30, 2006, compared with $1.6 million at December 31, 2005.  All of the impaired loans were on non-accrual status.  There were no impaired loans at September 30, 2006 or December 31, 2005 which did not have a related allowance for loan losses.  The average balance of impaired loans during the three months ended September 30, 2006 was $8.8 million, compared with $4.1 million during the three months ended December 31, 2005.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined based on the contractual terms of the loan or lease.

	At September 30, 2006		At December 31, 2005
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases

Accruing loans and leases delinquent for:
30-59 days	$28,863.26%		$26,383.26%
60-89 days	11,606.11		10,746.11
90 days or more	9,243.08		6,475.06
Total	$49,712.45%		$43,604.43%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases:

	At September 30, 2006		At December 31, 2005
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity and other	$25,808.45%		$18,556.36%
Commercial real estate	4,697.19		10,038.44
Commercial business	340.06		819.19
Leasing and equipment finance	8,849.51		6,182.41
Residential real estate	10,018	1.52	8,009	1.04
Total	$49,712.45%		$43,604.43%

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $50.1 million of loans and leases at September 30, 2006, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $54.8 million at December 31, 2005.  The decrease in potential problem loans and leases was primarily due to one large commercial real estate loan, which was paid in full during the second quarter of 2006.  These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become non-performing.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows:

	At September 30, 2006		At December 31, 2005
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Commercial real estate	$25,878	1.07%	$35,341	1.54%
Commercial business	12,493	2.29	11,793	2.71
Leasing and equipment finance	11,707.67		7,648.51
Total	$50,078.45%		$54,782.54%

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.   Deposits totaled $9.7 billion at September 30, 2006, up $550.3 million from December 31, 2005.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 2.24% at September 30, 2006, up from 1.64% at December 31, 2005, primarily reflecting increases in Premier Checking, Premier Savings and certificates of deposit average balances and overall increases in interest rates.  Average deposit growth during the third quarter of 2006 over the second quarter of 2006 was slower than recent quarters, primarily driven by declines in non-interest bearing checking and savings, coupled with slower growth in Premier Checking and Premier Savings.

New Branch Expansion

During the third quarter of 2006, TCF opened two new supermarket branches and three new campus branches and closed one traditional branch.  TCF now has 141 new branches opened since January 1, 2001.  TCF plans to open eight more new branches in the fourth quarter of 2006, consisting of seven traditional branches and one campus branch.  TCF also plans to close 12 supermarket branches in the fourth quarter of 2006 in Illinois and Michigan.  Eight of these branches will be closed due to the sale of the supermarkets to multiple companies.

Additional information regarding the results of TCF’s new branches opened since January 1, 2001 is displayed in the table below:

	At September 30,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Number of new branches
Traditional	72	59	13	22.0%
Supermarket	63	55	8	14.5
Campus	6	2	4	200.0
Total	141	116	25	21.6
Percent of total branches	31%	26%
Number of checking accounts	268,694	204,358	64,336	31.5%
Deposits:
Checking	$450,182	$345,198	$104,984	30.4
Savings	335,316	243,657	91,659	37.6
Money market	40,307	22,908	17,399	76.0
Subtotal	825,805	611,763	214,042	35.0
Certificates of deposits	487,994	233,976	254,018	108.6
Total deposits	$1,313,799	$845,739	$468,060	55.3
Total fees and other revenue (quarter ended)	$19,110	$15,028	$4,082	27.2

                                    Borrowings

Borrowings totaled $3.4 billion at September 30, 2006, up $369.4 million from December 31, 2005.  The weighted-average rate on borrowings increased to 4.63% at September 30, 2006, from 4.49% at December 31, 2005.  See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

TCF Financial Corporation (parent company only) has an unsecured $105 million line of credit that matures in April 2007, and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes.  At September 30, 2006, TCF had no outstanding balance on this bank line of credit, compared with $16.5 million outstanding at December 31, 2005.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At September 30, 2006, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows:

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings	$3,352,530	$706,539	$144,587	$303,161	$2,198,243
Annual rental commitments under non-cancelable operating leases	210,823	27,782	46,491	37,589	98,961
Campus marketing agreements	51,852	2,897	4,704	5,218	39,033
Construction contracts and land purchase commitments for future branch sites	37,929	37,929	—	—	—
	$3,653,134	$775,147	$195,782	$345,968	$2,336,237

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,877,097	$11,795	$24,011	$43,254	$1,798,037
Commercial	616,005	401,757	169,463	29,687	15,098
Leasing and equipment finance	82,058	82,058	—	—	—
Other	69,691	69,691	—	—	—
Total commitments to lend	2,644,851	565,301	193,474	72,941	1,813,135
Standby letters of credit and guarantees on industrial revenue bonds	102,729	66,649	10,975	19,508	5,597
	$2,747,580	$631,950	$204,449	$92,449	$1,818,732

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

Stockholders’ Equity

Stockholders’ equity at September 30, 2006 was $1 billion, or 7.2% of total assets, compared with $998.5 million, or 7.5% of total assets, at December 31, 2005.  For the first nine months of 2006, average total equity to average assets was 7.03%, compared with 7.43% for the year ended December 31, 2005.  TCF repurchased 3.4 million shares of its common stock during the first nine months of 2006 at an average cost of $25.71 per share.  At September 30, 2006, TCF had 3.3 million shares remaining in its stock repurchase program authorized by its Board of Directors.  On October 16, 2006, TCF declared a regular quarterly dividend of 23 cents per common share, payable on November 30, 2006, to shareholders of record as of October 27, 2006.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income.  Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates.  At September 30, 2006, net interest income is estimated to decrease by .8%, compared with the base case scenario, over the next twelve months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.  In the event short- and long-term interest rates were to decline by 100 basis points, net interest income is estimated to increase by .6%, compared with the base case scenario, over the next twelve months.

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

TCF’s one-year interest rate gap was a negative $660.8 million, or 4.6% of total assets at September 30, 2006, compared with a positive $318.4 million, or 2.4% of total assets at December 31, 2005.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $6.5 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at September 30, 2006 by approximately $757 million, or 78.9%, in the first year.  An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.  Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-

rate mortgage-backed securities, residential real estate loans and consumer loans at September 30, 2006 by approximately $291 million, or 30.3%, in the first year.  A slowing in prepayments would increase the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.

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

On September 29, 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This Statement requires 1) the recognition of the funded status of defined benefit and postretirement plans in the balance sheet; 2) recognition of deferred actuarial gains and losses and the prior service costs and credits through other comprehensive income, net of tax; and 3) measurement of assets and obligations as of the balance sheet date beginning in 2008.  The funded status of such plans must be recognized in the balance sheet as of the end of the fiscal year for years ending after December 15, 2006.  TCF has evaluated this Statement and expects to record a charge of approximately $14 million in the fourth quarter of 2006 to other comprehensive income, net of tax, for unrecognized net actuarial losses and prior service costs.

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

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments; adverse findings in tax audits or regulatory examinations; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values; changes in regulatory analysis or requirements related to the adequacy of the Allowance for Loan and Lease Losses; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets; and results of litigation, including reductions in card revenues resulting from litigation brought by various merchants or merchant organizations against Visa; or other significant uncertainties.  Investors should consult TCF’s Annual Report on Form 10-K, and Forms 10-Q and 8-K for additional important information about the Company.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2006.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the third quarter of 2006.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
	At	At	At	At	At
(Dollars in thousands,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
except per-share data)	2006	2006	2006	2005	2005

SELECTED FINANCIAL CONDITION DATA:

Securities available for sale	$1,770,427	$1,781,995	$1,816,135	$1,648,615	$1,318,787
Residential real estate loans	659,476	695,213	732,912	770,441	815,893
Subtotal	2,429,903	2,477,208	2,549,047	2,419,056	2,134,680
Loans and leases excluding residential real estate loans	10,478,329	10,211,630	9,809,622	9,424,111	9,139,075
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	14,297,111	14,198,349	13,832,323	13,365,360	12,737,089

Checking, savings and money market deposits	7,206,520	7,241,689	7,446,146	7,195,074	6,991,843
Certificates of deposit	2,454,469	2,382,273	2,128,723	1,915,620	1,866,425
Total deposits	9,660,989	9,623,962	9,574,869	9,110,694	8,858,268
Short-term borrowings	376,397	561,374	346,528	472,126	1,084,933
Long-term borrowings	2,976,133	2,778,277	2,688,131	2,511,010	1,547,690
Stockholders’ equity	1,031,189	977,385	968,300	998,472	967,069

	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2006	2006	2006	2005	2005

SELECTED OPERATIONS DATA:
Net interest income	$135,033	$135,442	$131,168	$129,282	$128,070
Provision for credit losses	2,917	3,097	1,507	3,637	3,394
Net interest income after provision for credit losses	132,116	132,345	129,661	125,645	124,676
Non-interest income:
Fees and other revenues	129,512	123,622	117,499	125,026	122,617
Gains on sales of securities available for sale	—	—	—	—	995
Total non-interest income	129,512	123,622	117,499	125,026	123,612
Non-interest expense	164,760	162,046	159,924	158,478	153,913
Income before income tax expense	96,868	93,921	87,236	92,193	94,375
Income tax expense	30,941	26,860	29,014	26,653	28,889
Net income	$65,927	$67,061	$58,222	$65,540	$65,486

Per common share:
Basic earnings	$.51	$.52	$.45	$.50	$.50
Diluted earnings	$.51	$.52	$.45	$.50	$.50
Dividends declared	$.23	$.23	$.23	$.2125	$.2125

FINANCIAL RATIOS:
Return on average assets (1)	1.86%	1.92%	1.71%	2.01%	2.07%
Return on average common equity (1)	26.44	27.75	23.82	27.09	27.41
Net interest margin (1)	4.11	4.22	4.25	4.31	4.43
Net charge-offs as a percentage of average loans and leases (1) (2)	.09	.12	.10	.09	.85
Average total equity to average assets	7.02	6.92	7.18	7.40	7.56

(1)	Annualized.
(2)	For the three months ended September 30, 2005, net charge-offs excluding the leveraged lease as a percentage of average loans and leases was .08% (annualized)

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

Item 1A. Risk Factors

There have been no material changes to TCF’s risk factors reported in its Annual Report on Form 10-K dated December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2006:

	Shares Repurchased		Share Repurchase
		Average Price	Authorization (1)
(Dollars in thousands)	Number	Per Share	May 21, 2005
Balance, June 30, 2006			3,828,307
July 1-31, 2006	381,000	$27.12	3,447,307
August 1-31, 2006	119,000	27.05	3,328,307
September 1-30, 2006	—	—	3,328,307
Balance, September 30, 2006	500,000	$27.10	3,328,307

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

Dated: October 27, 2006

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request

10(b)

TCF Financial Incentive Stock Program as amended and restated on March 5, 2004, and approved by Shareholders of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix B to TCF Financial Corporation’s Definitive Proxy Statement filed with the SEC on March 17, 2004]; as amended by amendment dated October 16, 2006 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Current Report on Form 8-K filed October 20, 2006]

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein