Form 10-K
period 2006-12-31
TCF FINANCIAL CORP
filed 2007-02-27
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                            to

Commission File No. 001-10253

TCF Financial Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	41-1591444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Lake Street East, Mail Code EX0-03-A,
Wayzata, Minnesota 55391-1693

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: 612-661-6500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $.01 per share)
Preferred Share Purchase Rights (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligation under those Sections.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $2,989,446,440.

As of January 31, 2007, there were 130,443,404 shares outstanding of the registrant’s common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant’s definitive Proxy Statement dated March 7, 2007 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (“TCF” or the “Company”), a Delaware Corporation, is a financial holding company based in Wayzata, Minnesota. Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona, collectively, (“TCF Bank”), are headquartered in Minnesota and Arizona and operate bank branches in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona.

At December 31, 2006, TCF had total assets of $14.7 billion and was the 43rd largest publicly traded bank holding company in the United States based on total assets as of September 30, 2006. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. References herein to the “Holding Company” or “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis.

TCF’s core businesses include retail banking; commercial banking; small business banking; consumer lending; leasing and equipment finance and investments and insurance services. The retail banking business includes traditional and supermarket branches, campus banking, EXPRESS TELLER® ATMs and Visa U.S.A. Inc. (“Visa”) cards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Operating Segment Results” and Note 22 of Notes to Consolidated Financial Statements for information regarding TCF’s reportable operating segments.

Retail Banking

TCF’s primary focus is on the delivery of retail and commercial banking products in markets served by TCF Bank. Some of its products, such as its commercial equipment loans and leases, are offered in markets outside areas served by TCF Bank.

At December 31, 2006, TCF had 453 retail banking branches, consisting of 196 traditional branches, 244 supermarket branches and 13 campus branches. TCF operated 107 branches in Minnesota, 195 in Illinois, 64 in Michigan, 44 in Colorado, 36 in Wisconsin, six in Indiana and one in Arizona.

Targeted new branch expansion is a key strategy for TCF. TCF has significantly expanded its banking franchise in recent years. 148 new branches have been opened since January 1, 2001. During 2006, TCF opened 19 new branches, consisting of 10 new traditional branches, five new supermarket branches and four new campus branches. TCF anticipates opening 20 new branches in 2007, consisting of 11 new traditional branches, six new supermarket branches and three campus branches. During the fourth quarter of 2006, TCF opened its first branch in Arizona. TCF’s expansion is largely dependent on the continued long-term success of branch banking.

Campus banking represents an important part of TCF’s retail banking business. TCF has alliances with the University of Minnesota, the University of Michigan plus twelve other colleges, including DePaul University in Chicago, Milwaukee Area Technical College, Northern Michigan University and Eastern Michigan University. These alliances include exclusive marketing and naming rights agreements. Branches have been opened on many of these college campuses. TCF provides multi-purpose campus cards for many of these colleges. These cards serve as a school identification card, ATM card, library card, security card, health card, phone card and stored value card for vending machines or similar uses. TCF is ranked 6th largest in number of campus card banking relationships in the U.S. At December 31, 2006, there were 110,309 total campus deposit accounts and $187.7 million in campus deposits. In 2005, TCF entered into a $35 million 25-year naming rights agreement for sponsorship of a new University of Minnesota football stadium to be called “TCF Bank Stadium™”. Construction of this stadium began in September 2006.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. A key driver of non-interest income is in checking accounts and their related activities. Increasing fee and service charge revenue has been challenging as a result of slower growth in checking accounts and changing customer behavior. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement and Analysis – Non-Interest Income” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” for additional information.

Lending Activities

General TCF’s lending activities reflect its community banking philosophy, emphasizing secured loans to individuals and businesses in its primary market areas in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona. TCF is also engaged in leasing and equipment finance activities nationwide. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Loans and Leases” and Note 5 of Notes to Consolidated Financial Statements for additional information regarding TCF’s loan and lease portfolios.

Consumer Lending TCF makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation, financing of home improvements, automobiles, vacations and education. Consumer loans totaled $5.9 billion at December 31, 2006, with $4.4 billion, or 75%, having fixed interest rates and $1.5 billion, or 25%, having variable interest rates tied to the prime rate.

TCF’s consumer lending activities are primarily home equity real estate secured loans. They also include loans secured by personal property and to a limited extent, unsecured personal loans. Consumer loans may be made on a revolving line of credit or fixed-term basis.

Education Lending TCF originates education loans for resale. TCF had $144.6 million of education loans held for sale at December 31, 2006, compared with $229.8 million at December 31, 2005. Due to legislative changes to student loan programs in 2006, TCF accelerated the timing of certain education loan sales. In the past, TCF generally sold the education loans it originated just before the loans entered repayment status. Beginning in the third quarter of 2006, TCF began selling certain education loans once they were fully disbursed. These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF.

Commercial Real Estate Lending Commercial real estate loans are loans originated by TCF that are secured by commercial real estate including, to a lesser extent, commercial real estate construction loans, generally to borrowers based in its primary markets. At December 31, 2006, commercial real estate loans totaled $2.4 billion. At December 31, 2006, variable- and adjustable-rate loans represented 72% of commercial real estate loans outstanding. At December 31, 2006, TCF’s commercial construction and development loan portfolio totaled $188.7 million.

Commercial Business Lending Commercial business loans are loans originated by TCF that are generally secured by various types of business assets including inventory, receivables, equipment, financial instruments and commercial real estate. In limited cases, loans may be made on an unsecured basis. Commercial business loans are used for a variety of purposes including working capital and financing the purchase of equipment.

TCF concentrates on originating commercial business loans to middle-market companies with borrowing requirements of less than $25 million based in its primary markets. Substantially all of TCF’s commercial business loans outstanding at December 31, 2006, were to borrowers based in its primary markets.

Leasing and Equipment Finance TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse types of small to large companies. At December 31, 2006, TCF’s leasing and equipment finance portfolio (including operating leases) was $1.9 billion, consisting of $492.1 million of loans and $1.4 billion of leases. TCF’s leasing and equipment finance businesses, TCF Equipment Finance, Inc. (“TCF Equipment Finance”) and Winthrop Resources Corporation (“Winthrop Resources”), operate in all 50 states and have equipment installations domestically and to a limited extent in foreign countries. TCF Equipment Finance delivers equipment finance solutions to small and mid-size companies in various industries. Winthrop Resources primarily leases technology and data processing equipment to companies nationwide.

TCF funds most of its leases internally, and consequently retains the credit risk on such leases. TCF may arrange financing of certain leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates. At December 31, 2006, $53.7 million, or 3.7%, of TCF’s lease portfolio, including operating leases, was discounted on a non-recourse basis with other financial institutions.

TCF’s leasing and equipment finance businesses also invests in limited partnerships that are formed to invest in qualified affordable housing projects. Leasing and equipment finance had $39.7 million and $43.7 million invested in affordable housing limited partnerships at December 31, 2006 and 2005, respectively. For more information on investments in affordable housing limited partnerships, see Note 1 of the Notes to Consolidated Financial Statements.

Investment Activities

TCF Bank has authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers’ acceptances and federal funds. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the returns on loans and leases. TCF Bank must also meet reserve requirements of the Federal Reserve Board, which are imposed based on amounts on deposit in various deposit categories.

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

TCF’s marketing strategy emphasizes attracting core deposits held in checking, savings, money market and certificate of deposit accounts. These accounts are a source of low-interest cost funds and provide significant fee income. The composition of TCF’s deposits has a significant impact on the overall cost of funds. At December 31, 2006, interest-bearing deposits comprised 75% of total deposits, as compared with 73% at December 31, 2005.

Information concerning TCF’s deposits is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Deposits” and in Note 9 of Notes to Consolidated Financial Statements.

Borrowings Borrowings may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support expanded lending activities. These borrowings include Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds and other borrowings.

TCF Bank, as a member of the FHLB system, is required to own a minimum level of FHLB stock and is authorized to apply for advances on the security of such stock, mortgage-backed securities, loans secured by real estate and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. TCF’s FHLB advances totaled $1.5 billion at December 31, 2006, compared with $1.1 billion at December 31, 2005. FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rates and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB’s assessment of the institution’s creditworthiness.

As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities (repurchase agreements) with major investment banks or the FHLB utilizing government securities or mortgage-backed securities as collateral. Repurchase agreements totaled $1.6 billion at December 31, 2006, compared with $1.4 billion at December 31, 2005. Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected. TCF only enters into repurchase agreements with institutions with a satisfactory credit history.

Information concerning TCF’s FHLB advances, repurchase agreements, subordinated notes and other borrowings is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Borrowings” and in Notes 10 and 11 of Notes to Consolidated Financial Statements.

Other Information

Activities of Subsidiaries of TCF Financial Corporation TCF’s business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF’s consolidated financial statements. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings. TCF’s primary direct subsidiaries are TCF National Bank and TCF National Bank Arizona, collectively, (“TCF Bank”). Subsidiaries of TCF Bank are principally engaged in the following activities.

Leasing and Equipment Finance See “Item 1. Business-Lending Activities” for information on TCF’s leasing and equipment finance businesses.

Insurance and Investment Services TCF Investments sell a variety of investment products to its retail banking clients. These products include fixed and variable rate, single premium tax-deferred annuities, mutual funds, life insurance and broker-assisted securities.

Real Estate Investment Trust TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets. These companies are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation. TCF’s FOC operates under laws in certain states (including Minnesota and Illinois) that allow FOCs. It is possible that state legislatures may revise their tax laws applicable to REITs or FOCs and such changes could increase TCF’s tax expense.

Competition TCF competes with a number of depository institutions and financial service providers in its market areas, and experiences significant competition in attracting and retaining deposits and in lending funds. Direct competition for deposits comes primarily from retail banks, commercial banks, investment banks, credit unions and savings institutions. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. TCF competes for the origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other leasing and equipment finance companies and commercial banks in the financing of equipment. Expanded use of the Internet has increased competition affecting TCF and its loan, lease and deposit products.

Employees As of December 31, 2006, TCF had 8,547 employees, including 2,902 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are provided on a contributory basis, including comprehensive medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

Regulation

The banking industry is generally subject to extensive regulatory oversight. TCF Financial, as a publicly held financial holding company, and TCF Bank, as a national bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. TCF Financial’s primary regulator is the Federal Reserve Bank (“FRB”) and TCF Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”).

Regulatory Capital Requirements TCF Financial and TCF Bank are subject to regulatory capital requirements of the FRB and the OCC, respectively, as described below. In addition, these regulatory agencies are required by law to take prompt action when institutions do not meet certain minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines five levels of capital condition, the highest of which is “well-capitalized.” It requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or restrictions on an activity. Undercapitalized banks must develop a capital restoration plan and the parent financial holding company is required to guarantee compliance with the plan. TCF Financial and TCF Bank are “well-capitalized” under the FDICIA capital standards.

The FRB and the OCC also have adopted rules that could permit them to quantify and account for interest-rate risk exposure and market risk from trading activity and reflect these risks in higher capital requirements. New legislation, additional rulemaking, or changes in regulatory policies may affect future regulatory capital requirements applicable to TCF Financial and TCF Bank. The ability of TCF Financial and TCF Bank to comply with regulatory capital requirements may be adversely affected by legislative changes, future rulemaking or policies of regulatory authorities, by unanticipated losses or lower levels of earnings.

Restrictions on Distributions Dividends or other capital distributions from TCF Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial’s borrowings, or for its other cash needs. TCF Bank’s ability to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net profits during a year, combined with its retained net profits for the preceding two years, without prior approval of the OCC. TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions may also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum capital requirements. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. In addition, income tax considerations may limit the ability of TCF Bank to make dividend payments in excess of its current and accumulated tax “earnings and profits” (“E&P”). Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Liquidity Management” and Note 13 and Note 14 of Notes to Consolidated Financial Statements.

Regulation of TCF and Affiliates and Insider Transactions TCF Financial is subject to FRB regulations, examinations and reporting requirements relating to bank or financial holding companies. As subsidiaries of a financial holding company, TCF Bank is subject to certain restrictions in its dealings with TCF Financial and with companies affiliated with TCF.

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

Under the Bank Holding Company Act (“BHCA”), a bank holding company must obtain FRB approval before acquiring more than 5% control, or substantially all of the assets, of another bank, or bank or financial holding company, or merging or consolidating with such a bank or holding company. The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, or conducting activities permitted by the FRB as being closely related to the business of banking.

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

Acquisitions and Interstate Operations Under federal law, interstate merger transactions may be approved by federal bank regulators without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Interstate Banking and Branching Act of 1994 by adopting a law after the date of enactment of such act, and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches by banks are permitted only if the law of the state in which the branches are located permits such acquisitions. Interstate mergers and branch acquisitions may also be subject to certain nationwide and statewide insured deposit maximum concentration levels or other limitations.

Insurance of Accounts; Depositor Preference In February 2006, the Federal Deposit Insurance Act of 2005 (“FDIC Act”) was enacted into law reforming the bank deposit insurance system. The FDIC has finalized regulations or has drafted proposed regulations to implement many of the FDIC Act provisions.

The deposits of TCF Bank are insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor. During 2006, FDIC regulations merged the former Saving Association Insurance Fund (“SAIF”) and Bank Insurance Fund (“BIF”) into the Deposit Insurance Fund (“DIF”).

The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the DIF. The FDIC Act provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given time frame. The FDIC Board of Directors has not declared any dividends as of December 31, 2006. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2006 was 1.22%.

In 2006, the annual insurance premiums on bank deposits insured by the DIF varied between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. Annual insurance premiums have not been required for TCF Bank for 2006, 2005, and 2004.

In 2006, FDIC regulations established a new risk-based assessment system under which deposit insurance assessments are based upon supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. Starting in the second quarter of 2007, under new FDIC regulations, annual insurance premiums on bank deposits insured by the DIF may vary between $.05 per $100 of deposits for banks assigned in the lowest risk category to $.43 per $100 of deposits for banks assigned in the highest risk category. As of December 31, 2006, TCF Bank has not been assigned to a new risk category by the FDIC.

The FDIC Act required the FDIC to establish a one-time historical assessment credit that provides banks a credit that can be used to offset insurance assessments starting in 2007. This one-time historical assessment credit was established to benefit banks that had funded the deposit insurance funds prior to December 31, 1996. This one-time historical assessment credit is based upon TCF Bank’s insured deposits as of December 31, 1996. The FDIC has estimated TCF Bank’s one-time historical assessment credit at $9.6 million, which can be used to offset future FDIC insurance premiums. This one-time historical assessment credit may be transferred to another insured institution with FDIC approval.

In addition to risk-based deposit insurance assessments, additional assessments may be imposed by Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2006 ranged from $.0124 to $.0132 per $100 of deposits. Financing Corporation assessments of $1.1 million each year for 2006, 2005 and 2004 were paid by TCF Bank and are included in other expense. Financing Corporation assessments and collections were largely unaffected by the FDIC Act.

In addition, the FDIC is authorized to terminate a depository institution’s deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution’s regulatory authorities. Any such termination of deposit insurance would likely have a material adverse effect on TCF, the severity of which would depend on the amount of deposits affected by such a termination.

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

Examinations and Regulatory Sanctions TCF is subject to periodic examination by the FRB, OCC and the FDIC. Bank regulatory authorities may impose a number of restrictions or new requirements on institutions found to be operating in an unsafe or unsound manner, including but not limited to growth limitations, dividend restrictions, individual increased regulatory capital requirements, increased loan, lease and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution’s directors, officers, employees, agents or independent contractors.

To the extent not subject to preemption by the OCC, subsidiaries of TCF may also be subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain insurance and securities brokerage activities.

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

Laws and Regulations TCF is subject to a wide array of other laws and regulations, including, but not limited to, usury laws, USA Patriot and Bank Secrecy Acts, the CRA and related regulations, the Equal Credit Opportunity Act and Regulation B, Regulation D reserve requirements, Electronic Funds Transfer Act and Regulation E, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X, the Expedited Funds Availability Act and Regulation CC, and the Truth-in-Savings Act and Regulation DD. TCF is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans.

Taxation

Federal Taxation The statute of limitations on TCF’s consolidated Federal income tax return is closed through 2002.

State Taxation TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions. TCF’s primary banking activities are in the states of Minnesota, Illinois, Michigan, Colorado, Wisconsin and Arizona. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction. See “Risk Factors.”

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Income Taxes” and Notes 1 and 12 of Notes to Consolidated Financial Statements for additional information regarding TCF’s income taxes.

Available Information

TCF’s website, www.tcfbank.com, includes free access to Company news releases, investor presentations, conference calls to discuss published financial results, TCF’s Annual Report and periodic filings required by the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports.

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

In defining the Company’s risk profile, management organizes risks into three main categories: Credit Risk, Market Risk (which includes interest-rate risk, liquidity risk, and price risk) and Operational Risk (which includes transaction risk and compliance risk). Policies, systems and procedures have been adopted which are intended to identify, assess, control, monitor, and manage risk in each of these areas.

Primary responsibility for risk management lies with the heads of various business lines within the Company. Each business line within the Company maintains policies, systems and procedures which are intended to identify, assess, control, monitor, and manage risk within their respective areas. Management continually reviews the adequacy and effectiveness of these policies, systems and procedures.

As an integral part of the risk management process, management has established various committees consisting of senior executives and others within the Company. The purpose of these committees is to closely monitor risks and ensure that adequate risk management practices exist within their respective areas of authority. Some of the principal committees include the Credit Policy Committee, Asset/Liability Management Committee (“ALCO”), Investment Committee, Capital Planning Committee and various financial reporting and compliance-related committees. Overlapping membership of these committees by senior executives and others helps provide a unified view of risk on an enterprise-wide basis.

To provide an enterprise-wide view of the Company’s risk profile, an enterprise risk management governance process has been established. This includes appointment of an Enterprise Risk Management Officer, who oversees the process and reports on the Company’s risk profile. Additionally, risk officers are assigned to each significant line of business and corporate function. The risk officers, while reporting directly to their respective line or function, facilitate implementation of the enterprise risk management and governance process. An Enterprise Risk Management Committee has been established consisting of senior executives and others within the Company, which oversees and supports the Enterprise Risk Management Officer.

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

To manage credit risk arising from lending and leasing activities, management has adopted and maintains what it believes are sound underwriting policies and procedures, and periodically reviews the appropriateness of these policies and procedures. Customers are evaluated as part of the initial underwriting processes and through periodic reviews. For consumer loans and small business banking loans, credit scoring models are used to help determine eligibility for credit and terms of credit. These models are periodically reviewed to verify they are predictive of borrower performance. Limits are established on the exposure to a single customer (including their affiliates) and on concentrations for certain categories of customers. Loan and lease credit approval levels are established so that larger credit exposures receive managerial review at the appropriate level through various credit approval committees.

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

Market Risk Management (Including Interest-Rate Risk and Liquidity Risk) Market risk is defined as the potential for losses arising from changes in interest rates, equity prices, and other relevant market rates or prices, and includes interest-rate risk, liquidity risk and price risk. Interest-rate risk and associated liquidity risk are the Company’s primary market risks.

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

The major sources of the Company’s interest-rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in relationships between rate indices (basis risk), changes in customer behavior and changes in the shape of the yield curve. Management measures these risks and their impact in various ways, including use of simulation analysis and valuation analysis.

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

Management also uses valuation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period (12 months), valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. Valuation analysis addresses only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, valuation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. It also does not take into account actions management may undertake in response to anticipated changes in interest rates.

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

ALCO and the Board of Directors have adopted a Liquidity Management Policy to direct management of the Company’s liquidity risk. Under the Liquidity Management Policy, the Treasurer reviews current and forecasted funding needs for the Company and periodically reviews market conditions for issuing debt securities to wholesale investors. Key liquidity ratios and the amount available from alternative funding sources are reported to ALCO on a monthly basis.

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

Other Market Risks Another source of market risk is the Company’s investment in FHLB stock. The investments in FHLB stock are required investments related to TCF’s borrowings from these banks. All new FHLB borrowing activity since 2000 is done with the FHLB of Des Moines. FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank System. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt. Therefore, TCF’s investments in these banks could be adversely impacted by the operations of the other FHLBs.

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

The Company’s Compliance Department and others charged with compliance responsibilities periodically assess the adequacy and effectiveness of the Company’s processes for controlling and managing its principal compliance risks. Compliance Department audit plans are prepared using a risk-based methodology as well as any concerns identified by management, the Audit Committee, or regulators. Significant issues related to the adequacy of controls, together with recommendations for improvements to those controls, are reported to management and the Audit Committee.

Other Risks

Customer Behavior Changes in customers’ behavior regarding use of deposit accounts could result in lower fee revenue, higher borrowing costs, and higher operational costs for TCF. TCF obtains a large portion of its revenue from its deposit accounts and depends on low-cost deposits as a significant source of funds.

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

Supermarket Branches The success of TCF’s supermarket branch expansion is dependent on the continued long-term success and viability of TCF’s supermarket partners and TCF’s ability to maintain licenses or lease agreements for its supermarket locations. At December 31, 2006, TCF had 244 supermarket branches, representing 54% of all retail branches. Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth and deposits. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner. Also, an economic slowdown, financial or labor difficulties in the supermarket industry may reduce activity in TCF’s supermarket branches.

Card Revenue Future card revenues may be impacted by class action litigation against Visa U.S.A. Inc. (“Visa”) and MasterCard®. Visa is a defendant in many other legal actions, including litigation brought by merchants and merchant organizations against Visa concerning its card interchange fees challenging the level of interchange fees and prohibitions on merchants imposing surcharges on customers using cards to purchase goods and services. The ultimate impact of any such litigation cannot be predicted at this time.

Merchants are also seeking to develop independent card products or payment systems that would serve as alternatives to TCF Visa card products. The continued success of TCF’s various card programs is dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

Declines in Home Values Declines in home values in TCF’s markets could adversely impact results from operations. Like all banks, TCF is subject to the effects of any economic downturn, and in particular, a significant decline in home values in TCF’s markets could have a negative effect on results of operations. At December 31, 2006, TCF had $6.5 billion of consumer home equity and residential real estate loans with a weighted-average loan-to-value ratio for the portfolio of 78%. A significant decline in home values would likely lead to a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

Leasing and Equipment Finance Activities TCF’s leasing and equipment finance activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases and/or finances, resulting in a decline in the amount of new equipment being placed in service as well as the decline in equipment values for equipment previously placed in service. TCF, like all owners and lessors of commercial equipment, may be exposed to liability claims resulting from injuries or accidents involving that equipment. Such liability has been most acute in states that have adopted laws imposing statutory vicarious liability on leasing companies for any injuries or property damage caused by motor vehicles they owned and leased. In 2005, a federal statute was enacted that significantly reduced a leasing company’s exposure to that risk. TCF seeks to mitigate its overall exposure to lessor’s liability risk by requiring all lessees to furnish evidence of liability insurance prior to lease inception and to maintain that insurance throughout the term of the lease, and through its own insurance programs.

Income Taxes TCF is subject to federal and state income tax regulations. Income tax regulations are often complex and require interpretation. Changes in income tax regulations could negatively impact TCF’s results of operations. If TCF’s REIT affiliate fails to qualify as a REIT, or should states enact legislation taxing these or related entities, TCF will be subject to a higher consolidated effective tax rate. The REIT and related companies must meet specific provisions of the Internal Revenue Code (“IRC”) and state tax laws. If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense could increase. Use of REITs is and has been the subject of federal and state audits and tax policy debates by various state legislatures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Income Taxes” for additional information.

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

Future Legislative and Regulatory Change; Litigation and Enforcement Activity There are a number of respects in which future legislative or regulatory change, or changes in enforcement practices or court rulings, could adversely affect TCF, and it is generally not possible to predict when or if such changes may have an impact on TCF. TCF’s income in future periods may be negatively impacted by pending state and federal legislative proposals which, if enacted, could limit interest rates or loan, deposit or other fees and service charges. For example, recently proposed federal legislation could reduce interest subsidies and other benefits available to financial institutions that make education loans. Financial institutions have increasingly been the subject of class action lawsuits or in some cases regulatory actions challenging a variety of practices involving consumer lending and retail deposit-taking activity.

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

USA Patriot and Bank Secrecy Acts The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. TCF has developed policies and procedures designed to ensure compliance.

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

Estimates and Assumptions TCF’s consolidated financial statements conform with generally accepted accounting principles, which require management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. For further information relating to critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Critical Accounting Estimates.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices At December 31, 2006, TCF owned the buildings and land for 139 of its bank branch offices, owned the buildings but leased the land for 14 of its bank branch offices and leased or licensed the remaining 300 bank branch offices, all of which are well maintained. The properties related to the bank branch offices owned by TCF had a depreciated cost of approximately $230.8 million at December 31, 2006. At December 31, 2006, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $29.4 million. In addition to the above-referenced branch offices, TCF owned and leased other facilities with an aggregate net book value of $41.2 million at December 31, 2006. For more information on premises and equipment, see Note 7 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collection activities. From time to time, borrowers and other customers, or employees or former employees have also brought actions against TCF, in some cases claiming substantial amounts of damages. Financial services companies are subject to the risk of class action litigation, and TCF has had such actions brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty.

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

	High	Low	Dividends Declared
2006
First Quarter	$28.41	$24.23	$.23
Second Quarter	27.70	24.91	.23
Third Quarter	28.10	24.94	.23
Fourth Quarter	27.89	25.16	.23
2005
First Quarter	$32.03	$26.42	$.2125
Second Quarter	28.56	24.55	.2125
Third Quarter	28.82	25.81	.2125
Fourth Quarter	28.78	25.02	.2125

As of January 31, 2007, there were 8,451 record holders of TCF’s common stock.

The Board of Directors of TCF Financial has not adopted a formal dividend policy. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF’s common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF’s earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net profits for that year combined with its retained net profits for the preceding two calendar years, without prior approval of the OCC. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of the indirect subsidiaries of TCF may limit the ability of TCF to pay dividends in the future to holders of its common stock. See “Regulation – Regulatory Capital Requirements,” “Regulation – Restrictions on Distributions” and Note 14 of Notes to Consolidated Financial Statements.

The following graph compares the cumulative total stockholder return on TCF Stock over the last five fiscal years with the cumulative total return of the Standard and Poor’s 500 Stock Index, the SNL All Bank and Thrift Index, and a TCF Financial selected group of peer institutions over the same period (assuming the investment of $100 in each index on December 31, 2001 and reinvestment of all dividends).

TCF Stock Performance Chart

			Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
TCF Financial Corporation	100.00	93.29	112.86	145.13	126.44	132.34
S&P 500*	100.00	77.90	100.25	111.15	116.61	135.03
SNL All Bank & Thrift Index(1)	100.00	93.96	127.39	142.66	144.89	169.30
2006 TCF Peer Group (2)	100.00	103.58	143.52	172.55	173.01	191.36

(1) Includes every bank and thrift institution in the U.S. traded on a major public exchange, a total of 624 companies as of December 31, 2006.

(2) Consists of 30 publicly traded banks and thrifts, 15 of which are immediately larger than and 15 of which are immediately smaller than TCF Financial in total assets as of September 30, 2006, as follows: IndyMac Bancorp Inc.; Colonial BancGroup; Astoria Financial Corporation; Associated Banc-Corp; Webster Financial Corporation; Mercantile Bankshares Corporation; BOK Financial Corporation; Downey Financial Corp.; W Holding Company Inc.; Sky Financial Group, Inc.; First Citizens BancShares, Inc.; Commerce Bancshares, Inc.; Flagstar Bancorp, Inc.; Fulton Financial Corporation; City National Corporation; South Financial Group, Inc.; BankUnited Financial Corporation; Fremount General Corporation; Valley National Bankcorp; BancorpSouth, Inc.; Cullen/Frost Bankers, Inc.; Investors Financial Services Corp.; MAF Bancorp, Inc.; East West Bancorp. Inc.; First Republic Bank; Wilmington Trust Corporation; International Bancshares Corporation; People’s Bank (MHC); Bank of Hawaii Corporation; FirstMerit Corporation. Five of the companies, which were in the 2005 TCF Peer Group are not in the 2006 TCF Peer Group due to merger and acquisition activity or changes in asset size. Those five companies are: Independence Community Bank Corp.; Westcorp; FirstFed Financial Corp.; Whitney Holding Corporation; Hudson United Bancorp.

*   Source: SNL Financial LC and Standard & Poor’s © 2006

The following table summarizes share repurchase activity for the quarter ended December 31, 2006.

	Shares		Remaining
	Repurchased		Share Repurchase
		Average Price	Authorization(1)
	Number	Per Share	May 21, 2005
Balance, September 30, 2006			3,328,307
October 1-31, 2006	—	$—	3,328,307
November 1-30, 2006	—	—	3,328,307
December 1-31, 2006	500,000	27.26	2,828,307
Balance, December 31, 2006	500,000	$27.26	2,828,307

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

Five-Year Financial Summary

Consolidated Income:

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per-share data)	2006	2005	2004	2003	2002	2006/2005	2006/2001
Total revenue	$1,026,994	$995,932	$981,777	$900,256	$918,987	3.1%	3.8%
Net interest income	$537,530	$517,690	$491,891	$481,145	$499,225	3.8	2.2
Provision for credit losses	20,689	8,586	18,627	19,048	28,318	141.0	(.2)
Fees and other revenue	489,464	467,571	467,286	430,624	408,226	4.7	5.7
Gains on sales of securities available for sale and other	—	10,671	22,600	(11,513)	11,536	(100.0)	(100.0)
Non-interest expense	649,197	606,936	578,674	553,425	532,976	7.0	5.3
Income before income tax expense	357,108	380,410	384,476	327,783	357,693	(6.1)	1.6
Income tax expense	112,165	115,278	129,483	111,905	124,762	(2.7)	(1.7)
Net income	$244,943	$265,132	$254,993	$215,878	$232,931	(7.6)	3.4
Per common share:
Basic earnings	$1.90	$2.00	$1.87	$1.53	$1.58	(5.0)	6.8
Diluted earnings	$1.90	$2.00	$1.86	$1.53	$1.58	(5.0)	7.1
Dividends declared	$.92	$.85	$.75	$.65	$.575	8.2	13.0

Consolidated Financial Condition:

						Compound Annual
	At December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002	2006/2005	2006/2001
Loans and leases excluding residential real estate loans	$10,705,890	$9,442,772	$8,404,404	$7,156,697	$6,340,482	13.4%	14.2%
Securities available for sale	1,816,126	1,648,615	1,619,941	1,533,288	2,426,794	10.2	2.8
Residential real estate loans	627,790	770,441	1,014,166	1,212,643	1,800,344	(18.5)	(25.5)
Subtotal	2,443,916	2,419,056	2,634,107	2,745,931	4,227,138	1.0	(10.8)
Total assets	14,669,734	13,388,594	12,376,965	11,344,737	12,225,758	9.6	5.2
Checking, savings and money market deposits	7,285,615	7,213,735	6,525,458	6,021,189	5,810,930	1.0	8.8
Certificates of deposit	2,483,635	1,915,620	1,468,650	1,612,123	1,918,755	29.7	1.4
Total deposits	9,769,250	9,129,355	7,994,108	7,633,312	7,729,685	7.0	6.6
Borrowings	3,588,540	2,983,136	3,104,603	2,414,825	3,110,295	20.3	3.5
Stockholders’ equity	1,033,374	998,472	958,418	920,858	977,020	3.5	2.4
Book value per common share	$7.92	$7.46	$6.99	$6.53	$6.61	6.2	5.9

Key Ratios and Other Data:

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
Return on average assets	1.74%	2.08%	2.15%	1.85%	2.01%
Return on average equity	24.37	28.03	27.02	23.05	25.38
Average total equity to average assets	7.15	7.43	7.94	8.03	7.91
Net interest margin(1)	4.16	4.46	4.54	4.54	4.71
Net charge-offs as a percentage of average loans and leases:	.17	.29	.20	.24	.32
Common dividend payout ratio	48.42%	42.50%	40.32%	42.48%	36.39%
Number of:
Banking locations	453	453	430	401	395
Deposit accounts (in thousands)	2,427	2,296	2,216	2,150	2,067

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

Overview

TCF, a Delaware corporation, is a financial holding company based in Wayzata, Minnesota. Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona, collectively “TCF Bank,” are headquartered in Minnesota and Arizona and had 453 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona at December 31, 2006.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of all consumers. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and telephone and internet banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. The Company’s growth strategies include new branch expansion and the development of new products and services. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

TCF’s core businesses include retail banking; commercial banking; small business banking; consumer lending; leasing and equipment finance; and investments and insurance services. The retail banking business includes traditional and supermarket branches, campus banking, EXPRESS TELLER ATMs and Visa U.S.A. Inc. (“Visa”) cards.

TCF emphasizes the checking account as its anchor account, which provides opportunities to cross-sell other convenient products and services and generate additional fee income. The continued growth of deposit accounts is a significant part of TCF’s growth strategy. Total deposit accounts were 2,426,616, 2,296,199 and 2,216,013 at December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

Opening new branches is an integral part of TCF’s growth strategy for generating new deposit accounts and the related revenue that is associated with the accounts and other products. New branches typically produce net losses during the first two to three years of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s profitability. TCF’s growth in checking accounts is primarily occurring in new branches with growth in mature branches being slower. TCF’s expansion is dependent on the continued long-term success and viability of branch banking.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. Commercial loans are generally made on local properties or to local customers. TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc. (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets, and Winthrop Resources Corporation (“Winthrop Resources”), a leasing company that primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses operate in all 50 states and have equipment installations domestically and, to a limited extent, in foreign countries.

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

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 52.3% of TCF’s total revenue in 2006. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

During 2006, TCF’s net interest margin declined to 4.16% from 4.46% in 2005 and 4.54% in 2004. The declines in 2006 and 2005 were primarily due to customer preference for lower-yielding fixed-rate loans and higher-cost market-rate deposits largely due to a flat or inverted yield curve and higher borrowing costs. In addition, intense price competition on loans and deposits has contributed to the compression of the net interest margin in 2006 and 2005. See “Quantitative and Qualitative Disclosures About Market Risk” for further discussion on TCF’s interest-rate risk position.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. A key driver of non-interest income is its number of checking accounts and the related transaction activity. Increasing fee and service charge revenues has been challenging as a result of slower growth in deposit accounts and changing customer behaviors. TCF is focusing on deposit account growth to increase future fee revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Non-Interest Income” for additional information.

The Company’s Visa debit card program has grown significantly since its inception in 1996. TCF is the 13th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended September 30, 2006 as published by Visa. TCF earns interchange revenue from customer debit card transactions.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for 2006, 2005 and 2004 and on information about TCF’s balance sheet, credit quality, liquidity funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of $1.90 for 2006, compared with $2.00 for 2005 and $1.86 for 2004. Net income was $244.9 million for 2006, compared with $265.1 million for 2005 and $255 million for 2004. For 2006, net income included $5.8 million in pre-tax gains on sales of buildings and mortgage servicing rights and $6.1 million of reductions of income tax expense for a combined after-tax impact of eight cents per diluted share. For 2005, net income included $24.3 million in pre-tax gains on sales of buildings and mortgage-backed securities, a $3.3 million pre-tax commercial loan recovery and $14 million of reductions in income tax expense for a combined after-tax impact of 25 cents per diluted share. Return on average assets was 1.74% in 2006, compared with 2.08% in 2005 and 2.15% in 2004. Return on average common equity was 24.37% in 2006, compared with 28.03% in 2005 and 27.02% in 2004. The effective income tax rate for 2006 was 31.41%, compared with 30.30% in 2005 and 33.68% in 2004.

Operating Segment Results BANKING, consisting of deposits and investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $208.4 million for 2006, down 9.3% from $229.9 million in 2005. Banking net interest income for 2006 was $477.5 million, up 4.8% from $455.5 million for 2005. The provision for credit losses totaled $18.1 million in 2006, up from $4.6 million in 2005. This increase was primarily due to a $3.3 million recovery in 2005 and higher levels of consumer lending net charge-offs in 2006.

Non-interest income totaled $428.4 million in 2006, up from $425 million in 2005. Fees and service charges were $270.2 million for 2006, up 2.9% from $262.6 million in 2005, primarily due to the growth in deposit accounts, partially offset by lower customer check volumes. Card revenues, primarily interchange fees, increased 15.4% in 2006 and 25.7% in 2005, which was primarily attributable to an increase in active accounts and customer transaction volumes. During 2006, TCF sold two branch buildings and one land parcel and recognized gains of $4.2 million. During 2005, TCF sold several buildings and one branch including its deposits resulting in total gains of $13.6 million. During 2005, TCF sold mortgage-backed securities and realized gains of $10.7 million. There were no such sales in 2006. See “Consolidated Income Statement Analysis – Non-Interest Income” for further discussion on the sales of mortgage-backed securities.

Non-interest expense totaled $585.5 million in 2006, up 6.5% from $549.6 million in 2005. The increase was primarily due to compensation and benefits and occupancy costs associated with branch expansion and increases in card processing and issuance expenses related to the overall increase in card volumes. Also contributing to the increase was an increase in net real estate expense due to increased losses on foreclosed properties.

LEASING AND EQUIPMENT FINANCE, an operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of comprehensive lease and equipment finance products. Leasing and Equipment Finance reported net income of $33.4 million for 2006, unchanged from 2005. Net interest income for 2006 was $58.7 million, up 2.9% from $57 million in 2005. The provision for credit losses for this operating segment totaled $2.6 million in 2006, down from $4 million in 2005 and $6.8 million in 2004. The decrease in the provision for credit losses from 2005 to 2006 was primarily related to lower levels of net charge-offs, lower trends in historical net charge-offs as well as lower specific reserves for individual credits in certain marketing segments being reflected in the estimate of inherent losses in the portfolio. Non-interest income, primarily leasing revenues, totaled $53 million in 2006, up $5.5 million from $47.5 million in 2005. The increase in leasing and equipment finance revenues for 2006, compared with 2005, was primarily due to higher operating lease revenues, partially offset by lower sales-type lease revenues. Leasing and equipment finance revenues may fluctuate from period to period based on customer-driven factors not entirely within the control of TCF. Non-interest expense totaled $56.9 million in 2006, up $8.3 million from $48.6 million in 2005 primarily related to an increase in operating lease depreciation from 2005.

Consolidated Income Statement Analysis

Net Interest Income Net interest income, the difference between interest earned on loans and leases, securities available for sale, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 52.3% of TCF’s total revenue in 2006, 52% in 2005 and 50.1% in 2004. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

The following tables summarize TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities.

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005			Change
									Average
			Average			Average			Yields
			Yields			Yields			and
	Average		and	Average		and	Average		Rates
(Dollars in thousands)	Balance	Interest(1)	Rates	Balance	Interest(1)	Rates	Balance	Interest(1)	(bps)
Assets:
Investments	$78,511	$3,504	4.46%	$95,349	$3,450	3.62%	$(16,838)	$54	84
Securities available for sale (2)	1,833,359	98,035	5.35	1,569,808	81,479	5.19	263,551	16,556	16
Education loans held for sale	210,992	15,009	7.11	214,588	10,921	5.09	(3,596)	4,088	202
Loans and leases:
Consumer home equity:
Fixed-rate	3,851,117	263,157	6.83	2,304,340	154,241	6.69	1,546,777	108,916	14
Variable-rate	1,659,544	143,576	8.65	2,450,634	171,133	6.98	(791,090)	(27,557)	167
Consumer – other	36,711	3,717	10.13	34,763	3,213	9.24	1,948	504	89
Total consumer home equity and other	5,547,372	410,450	7.40	4,789,737	328,587	6.86	757,635	81,863	54
Commercial real estate:
Fixed- and adjustable-rate	1,665,531	105,089	6.31	1,385,905	85,214	6.15	279,626	19,875	16
Variable-rate	721,871	55,239	7.65	826,934	49,561	5.99	(105,063)	5,678	166
Total commercial real estate	2,387,402	160,328	6.72	2,212,839	134,775	6.09	174,563	25,553	63
Commercial business:
Fixed- and adjustable-rate	134,560	8,471	6.30	85,390	4,959	5.81	49,170	3,512	49
Variable-rate	373,690	27,619	7.39	340,314	19,575	5.75	33,376	8,044	164
Total commercial business	508,250	36,090	7.10	425,704	24,534	5.76	82,546	11,556	134
Leasing and equipment finance	1,659,807	122,292	7.37	1,423,264	97,596	6.86	236,543	24,696	51
Subtotal	10,102,831	729,160	7.22	8,851,544	585,492	6.61	1,251,287	143,668	61
Residential real estate	696,086	40,430	5.81	885,735	50,680	5.72	(189,649)	(10,250)	9
Total loans and leases (3)	10,798,917	769,590	7.13	9,737,279	636,172	6.53	1,061,638	133,418	60
Total interest-earning assets	12,921,779	886,138	6.86	11,617,024	732,022	6.30	1,304,755	154,116	56
Other assets (4) (5)	1,141,934			1,113,850			28,084
Total assets	$14,063,713			$12,730,874			$1,332,839
Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,513,121			$1,548,027			$(34,906)
Small business	609,907			585,860			24,047
Commercial and custodial	232,725			311,497			(78,772)
Total non-interest bearing deposits	2,355,753			2,445,384			(89,631)
Interest-bearing deposits:
Premier checking	1,001,024	31,539	3.15	641,672	15,910	2.48	359,352	15,629	67
Other checking	864,316	2,017.23		1,026,017	2,067.20		(161,701)	(50)	3
Subtotal	1,865,340	33,556	1.80	1,667,689	17,977	1.08	197,651	15,579	72
Premier savings	899,067	37,275	4.15	427,070	13,246	3.10	471,997	24,029	105
Other savings	1,376,182	12,797.93		1,558,423	9,419.60		(182,241)	3,378	33
Subtotal	2,275,249	50,072	2.20	1,985,493	22,665	1.14	289,756	27,407	106
Money market	620,844	15,216	2.45	640,576	7,640	1.19	(19,732)	7,576	126
Subtotal	4,761,433	98,844	2.08	4,293,758	48,282	1.12	467,675	50,562	96
Certificates of deposit	2,291,002	96,480	4.21	1,740,440	49,124	2.82	550,562	47,356	139
Total interest-bearing deposits	7,052,435	195,324	2.77	6,034,198	97,406	1.61	1,018,237	97,918	116
Total deposits	9,408,188	195,324	2.08	8,479,582	97,406	1.15	928,606	97,918	93
Borrowings:
Short-term borrowings	596,852	30,041	5.03	917,665	29,830	3.25	(320,813)	211	178
Long-term borrowings	2,752,847	123,243	4.48	2,038,561	87,096	4.27	714,286	36,147	21
Total borrowings	3,349,699	153,284	4.58	2,956,226	116,926	3.96	393,473	36,358	62
Total interest-bearing liabilities	10,402,134	348,608	3.35	8,990,424	214,332	2.38	1,411,710	134,276	97
Total deposits and borrowings	12,757,887	348,608	2.73	11,435,808	214,332	1.87	1,322,079	134,276	86
Other liabilities(5)	300,930			349,216			(48,286)
Total liabilities	13,058,817			11,785,024			1,273,793
Stockholders’ equity (5)	1,004,896			945,850			59,046
Total liabilities and stockholders’ equity	$14,063,713			$12,730,874			$1,332,839
Net interest income and margin		$537,530	4.16%		$517,690	4.46%		$19,840	(30)

bps = basis points.

(1) Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $1,209,000 and $954,000 was recognized during the years ended December 31, 2006 and 2005, respectively.

(2) Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(4) Includes operating leases.

(5) Average balance is a simple average of month-end balances.

	Year Ended			Year Ended
	December 31, 2005			December 31, 2004			Change
									Average
			Average			Average			Yields
			Yields			Yields			and
	Average		and	Average		and	Average		Rates
(Dollars in thousands)	Balance	Interest(1)	Rates	Balance	Interest(1)	Rates	Balance	Interest(1)	(bps)
Assets:
Investments	$95,349	$3,450	3.62%	$124,833	$3,455	2.77%	$(29,484)	$(5)	85
Securities available for sale (2)	1,569,808	81,479	5.19	1,536,673	80,643	5.25	33,135	836	(6)
Education loans held for sale	214,588	10,921	5.09	331,529	11,533	3.48	(116,941)	(612)	161
Loans and leases:
Consumer home equity:
Fixed-rate	2,304,340	154,241	6.69	1,509,055	104,494	6.92	795,285	49,747	(23)
Variable-rate	2,450,634	171,133	6.98	2,457,343	137,735	5.61	(6,709)	33,398	137
Consumer – other	34,763	3,213	9.24	39,161	3,210	8.20	(4,398)	3	104
Total consumer home equity and other	4,789,737	328,587	6.86	4,005,559	245,439	6.13	784,178	83,148	73
Commercial real estate:
Fixed- and adjustable-rate	1,385,905	85,214	6.15	1,237,634	77,187	6.24	148,271	8,027	(9)
Variable-rate	826,934	49,561	5.99	771,309	33,259	4.31	55,625	16,302	168
Total commercial real estate	2,212,839	134,775	6.09	2,008,943	110,446	5.50	203,896	24,329	59
Commercial business:
Fixed- and adjustable-rate	85,390	4,959	5.81	85,382	4,754	5.57	8	205	24
Variable-rate	340,314	19,575	5.75	346,411	13,815	3.99	(6,097)	5,760	176
Total commercial business	425,704	24,534	5.76	431,793	18,569	4.30	(6,089)	5,965	146
Leasing and equipment finance	1,423,264	97,596	6.86	1,285,925	89,364	6.95	137,339	8,232	(9)
Subtotal	8,851,544	585,492	6.61	7,732,220	463,818	6.00	1,119,324	121,674	61
Residential real estate	885,735	50,680	5.72	1,104,814	63,360	5.73	(219,079)	(12,680)	(1)
Total loans and leases(3)	9,737,279	636,172	6.53	8,837,034	527,178	5.97	900,245	108,994	56
Total interest-earning assets	11,617,024	732,022	6.30	10,830,069	622,809	5.75	786,955	109,213	55
Other assets(4) (5)	1,113,850			1,056,903			56,947
Total assets	$12,730,874			$11,886,972			$843,902
Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,548,027			$1,504,392			$43,635
Small business	585,860			508,162			77,698
Commercial and custodial	311,497			342,446			(30,949)
Total non-interest bearing deposits	2,445,384			2,355,000			90,384
Interest-bearing deposits:
Premier checking	641,672	15,910	2.48	198,651	2,892	1.46	443,021	13,018	102
Other checking	1,026,017	2,067.20		1,140,242	928.08		(114,225)	1,139	12
Subtotal	1,667,689	17,977	1.08	1,338,893	3,820.29		328,796	14,157	79
Premier savings	427,070	13,246	3.10	85,478	1,705	1.99	341,592	11,541	111
Other savings	1,558,423	9,419.60		1,738,374	5,785.33		(179,951)	3,634	27
Subtotal	1,985,493	22,665	1.14	1,823,852	7,490.41		161,641	15,175	73
Money market	640,576	7,640	1.19	763,925	2,992.39		(123,349)	4,648	80
Subtotal	4,293,758	48,282	1.12	3,926,670	14,302.36		367,088	33,980	76
Certificates of deposit	1,740,440	49,124	2.82	1,493,938	28,279	1.89	246,502	20,845	93
Total interest-bearing deposits	6,034,198	97,406	1.61	5,420,608	42,581.79		613,590	54,825	82
Total deposits	8,479,582	97,406	1.15	7,775,608	42,581.55		703,974	54,825	60
Borrowings:
Short-term borrowings	917,665	29,830	3.25	809,106	12,664	1.57	108,559	17,166	168
Long-term borrowings	2,038,561	87,096	4.27	1,984,069	75,673	3.81	54,492	11,423	46
Total borrowings	2,956,226	116,926	3.96	2,793,175	88,337	3.16	163,051	28,589	80
Total interest-bearing liabilities	8,990,424	214,332	2.38	8,213,783	130,918	1.59	776,641	83,414	79
Total deposits and borrowings	11,435,808	214,332	1.87	10,568,783	130,918	1.24	867,025	83,414	63
Other liabilities(5)	349,216			374,409			(25,193)
Total liabilities	11,785,024			10,943,192			841,832
Stockholders’ equity (5)	945,850			943,780			2,070
Total liabilities and stockholders’ equity	$12,730,874			$11,886,972			$843,902
Net interest income and margin		$517,690	4.46%		$491,891	4.54%		$25,799	(8)

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

(4) Includes operating leases.

(5) Average balance is a simple average of month-end balances.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005
	Versus Same Period in 2005			Versus Same Period in 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income:
Investments	$(670)	$724	$54	$(925)	$920	$(5)
Securities available for sale	14,030	2,526	16,556	1,726	(890)	836
Education loans held for sale	(186)	4,274	4,088	(4,882)	4,270	(612)
Loans and leases:
Consumer home equity:
Fixed-rate	105,630	3,286	108,916	53,341	(3,594)	49,747
Variable-rate	(62,828)	35,271	(27,557)	(377)	33,775	33,398
Consumer – other	186	318	504	(382)	385	3
Commercial real estate:
Fixed- and adjustable-rate	17,592	2,283	19,875	9,321	(1,294)	8,027
Variable-rate	(6,845)	12,523	5,678	2,545	13,757	16,302
Commercial business:
Fixed- and adjustable-rate	3,065	447	3,512	—	205	205
Variable-rate	2,060	5,984	8,044	(247)	6,007	5,760
Leasing and equipment finance	17,054	7,642	24,696	9,432	(1,200)	8,232
Residential real estate	(11,004)	754	(10,250)	(12,535)	(145)	(12,680)
Total loans and leases	72,801	60,617	133,418	57,215	51,779	108,994
Total interest income	86,280	67,836	154,116	47,125	62,088	109,213
Interest expense:
Premier checking	10,536	5,093	15,629	9,898	3,120	13,018
Other checking	(351)	301	(50)	(102)	1,241	1,139
Premier savings	18,418	5,611	24,029	10,134	1,407	11,541
Other savings	(1,207)	4,585	3,378	(654)	4,288	3,634
Money market	(242)	7,818	7,576	(555)	5,203	4,648
Certificates of deposit	18,551	28,805	47,356	5,250	15,595	20,845
Borrowings:
Short-term borrowings	(12,654)	12,865	211	1,902	15,264	17,166
Long-term borrowings	31,802	4,345	36,147	2,124	9,299	11,423
Total borrowings	16,684	19,674	36,358	5,401	23,188	28,589
Total interest expense	27,080	107,196	134,276	11,503	71,911	83,414
Net interest income	55,662	(35,822)	19,840	35,183	(9,384)	25,799

(1)      Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Achieving net interest income growth over time is primarily dependent on TCF’s ability to generate higher-yielding assets and lower-cost deposits. While interest rates and customer preferences continue to change over time, TCF is relatively balanced from an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months). If interest rates remain at current levels, TCF could experience continued compression of its net interest margin primarily due to the ongoing shift of higher yielding variable-rate loans to lower yielding fixed-rate loans due largely to the flat or inverted yield curve and due to competitive pressures on deposit product pricing. See “Consolidated Financial Condition Analysis – Deposits” and “Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest-rate risk position.

Net interest income was $537.5 million for 2006, up 3.8% from $517.7 million in 2005. The increase in net interest income in 2006 primarily reflects the growth in average interest-earning assets, up $1.3 billion over 2005, partially offset by the 30 basis point reduction in net interest margin. The decrease in the net interest margin, from 4.46% in 2005 to 4.16% in 2006, is primarily due to customer preference for lower-yielding fixed-rate loans and higher-cost market-rate deposits largely due to the flat or inverted yield curve and higher borrowing costs. In addition, intense price competition on loans and deposits has contributed to the compression of the net interest margin in 2006 and 2005.

Net interest income was $517.7 million in 2005, up from $491.9 million in 2004. The increase in net interest income primarily reflected the growth in average consumer, commercial and leasing and equipment finance balances, up $1.1 billion over 2004, partially offset by higher funding costs. The decrease in the net interest margin, is primarily due to the rates on interest-bearing liabilities increasing more than the yields on interest-earning assets as a result of increased deposits with higher rates and increased fixed-rate consumer loans with yields lower than variable-rate loans. TCF’s benefit from the rising short-term interest rates, and the related increase in yields on variable-rate loans, was more than offset by the impact of a flattening yield curve, making fixed-rate loans more attractive to customers, and changes in the funding mix as the majority of deposit growth in 2005 was in higher interest cost products.

Provision for Credit Losses TCF provided $20.7 million for credit losses in 2006, compared with $8.6 million in 2005 and $18.6 million in 2004. The increase in provision from 2005 was primarily due to a $3.3 million commercial business loan recovery in 2005, increased losses in the consumer lending portfolio in 2006, and a $1.1 billion increase in total loans and leases partially offset by overall improved credit quality in the leasing portfolio. The decrease in the provision for 2005, compared with 2004 was primarily due to improved credit quality and a $3.3 million commercial business loan recovery in 2005.

Net loan and lease charge-offs were $18 million, or .17% of average loans and leases in 2006, down from $28.2 million, or .29% of average loans and leases in 2005 and $17.5 million, or .20% of average loans and leases in 2004. Excluding the charge-off of an $18.8 million investment in a leveraged lease, 2005 net charge-offs were $9.4 million or .10% of average loans and leases.

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

Non-Interest Income Non-interest income is a significant source of revenue for TCF, representing 47.7% of total revenues in 2006, 48% in 2005 and 49.9% in 2004, and is an important factor in TCF’s results of operations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Total non-interest income was $489.5 million for 2006, up from $478.2 million in 2005 and down slightly from $489.9 million in 2004. The number of deposit accounts totaled 2,426,616 accounts at December 31, 2006, up 5.7% from 2,296,199 accounts at December 31, 2005 which were up 3.6% from 2,216,013 accounts at December 31, 2004.

The following table presents the components of non-interest income.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2006	2005	2004	2003	2002	2006/2005	2006/2001
Fees and service charges	$270,166	$262,636	$275,120	$249,339	$228,121	2.9%	6.3%
Card revenue	92,084	79,803	63,463	52,991	47,190	15.4	17.8
ATM revenue	37,760	40,730	42,935	43,623	45,296	(7.3)	(3.8)
Investments and insurance revenue	10,695	10,665	12,558	13,901	15,848.3		(1.5)
Subtotal	410,705	393,834	394,076	359,854	336,455	4.3	6.7
Leasing and equipment finance	53,004	47,387	50,323	51,088	51,628	11.9	3.0
Other	25,755	26,350	22,887	19,682	20,143	(2.3)	(1.9)
Fees and other revenue	489,464	467,571	467,286	430,624	408,226	4.7	5.7
Gains on sales of securities available for sale	—	10,671	22,600	32,832	11,536	(100.0)	(100.0)
Losses on termination of debt	—	—	—	(44,345)	—	—	—
Total non-interest income	$489,464	$478,242	$489,886	$419,111	$419,762	2.3	5.7
Fees and other revenue as a percentage of:
Total revenue	47.66%	46.95%	47.60%	47.83%	44.42%
Average assets	3.48	3.67	3.93	3.69	3.51

Fees and Service Charges Fees and service charges increased $7.5 million, or 2.9%, to $270.2 million for 2006, compared with $262.6 million for 2005. The increase is primarily due to growth in deposit accounts. During 2005, fees and service charges decreased $12.5 million, or 4.5% to $262.6 million, compared with $275.1 million for 2004. This decrease primarily reflects a decrease in deposit account service fees, attributable to changing customer behavior and payment trends.

Card Revenue During 2006, card revenue, primarily interchange fees, totaled $92.1 million, up from $79.8 million in 2005 and $63.5 million in 2004. The increases in card revenue in 2006 and 2005 were primarily attributable to increases in active accounts and customer transaction volumes. The continued success of TCF’s debit card program is highly dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its debit and credit cards. See “Item 1A. Risk Factors – Operational Risk Management” for further discussion of Visa litigation.

ATM Revenue ATM revenue totaled $37.8 million for 2006, down from $40.7 million in 2005 and $42.9 million in 2004. The declines in ATM revenue were primarily attributable to the continued declines in fees charged to TCF customers for use of non-TCF ATM machines due to expansion of TCF’s ATM network and growth in TCF’s fee free checking products, partially offset by the increased number of TCF customers.

The following table sets forth information about TCF’s card business.

	At or For the Year Ended December 31,			Percentage Increase (Decrease)
(Dollars in thousands)	2006	2005	2004	2006/2005	2005/2004
Average number of checking accounts with a TCF card	1,463,456	1,406,728	1,323,877	4.0%	6.3%
Active card users	804,194	763,157	710,893	5.4	7.4
Average number of transactions per month	16.4	15.2	13.5	7.9	12.6
Sales volume for the year ended:
Off-line (Signature)	$5,711,751	$5,030,619	$4,197,678	13.5	19.8
On-line (PIN)	752,770	642,446	537,124	17.2	19.6
Total	$6,464,521	$5,673,065	$4,734,802	14.0	19.8
Percentage off-line	88.36%	88.68%	88.66%	(.4)	—
Average off-line interchange rate	1.45%	1.43%	1.40%	1.4	2.1

Investments and Insurance Revenue Investments and insurance revenue, consisting principally of commissions on sales of annuities and mutual funds, increased $30 thousand in 2006. Annuity and mutual fund sales volumes totaled $203.7 million for the year ended December 31, 2006, compared with $188.2 million during 2005. The average commission percentage earned on sales of annuities and mutual funds declined in 2006 as compared to 2005 and 2004 as a result of a higher sales of mutual funds, that generally carry a lower commission rate than annuities, and due to a reduction in the market commission rates paid on sales of annuities. Investments and insurance revenue decreased $1.9 million in 2005 from 2004. Annuity and mutual fund sales volumes totaled $188.2 million for the year ended December 31, 2005 compared with $212.2 million during 2004. The increased sales volumes during 2006 were the result of increased sales of mutual funds resulting from additional marketing focus and market conditions. Sales of fixed annuity products also increased slightly as market conditions were favorable for a portion of the year. Increases in sales were partially offset by lower commission rates paid by carriers. Sales of insurance and investment products may fluctuate from period to period, and future sales levels will depend upon general economic conditions and investor preferences. Sales of annuities will also depend upon their continued tax advantage and may be impacted by the level of interest rates and alternative investment products.

Leasing and Equipment Finance Revenue Leasing and equipment finance revenues in 2006 increased $5.6 million, or 11.9%, from 2005. The increase in leasing and equipment finance revenues for 2006 was primarily driven by a $8.5 million increase in operating lease revenues, partially offset by a decrease of $3.7 million in sales-type lease revenues. The increase in operating lease revenues was primarily driven by a $39.7 million increase in average operating lease balances. Leasing and equipment finance revenues decreased $2.9 million, or 5.8%, in 2005 compared to 2004, primarily due to a decline in sales-type lease revenues of $10 million, partially offset by a $6.5 million increase in operating lease revenues. Sales-type lease revenues generally occur at or near the end of the lease term as customers extend the lease or purchase the underlying equipment. Leasing and equipment finance revenues may fluctuate from period to period based on customer-driven factors not within the control of TCF.

Other Non-Interest Income Other non-interest income primarily consists of gains on sales of buildings and branches, mortgage banking revenue, gains on sales of education loans, and other miscellaneous income. Total other non-interest income in 2006 decreased $595 thousand from 2005 compared with an increase of $3.5 million in 2005 over 2004. The decrease in 2006 was due to a decrease in the gains on sales of buildings and branches. In 2005, TCF sold several buildings and one branch including deposits, compared with two buildings and one land parcel sold in 2006. Also contributing to the decrease in 2006 was a decline in mortgage servicing revenue compared with 2005 due to the sale of mortgage servicing rights in the first quarter of 2006. These decreases were offset by the increases in gains on sales of education loans, in 2006. The 2006 increase in gains on sales of education loans was due to the acceleration of the timing of certain education loan sales due to legislative changes to student loan programs. The 2005 increase in non-interest income over 2004 was due to the sale of several buildings and one branch sale including deposits compared with no such sales in 2004. This increase for 2005 was offset by a decrease in mortgage servicing revenue and in gains on sales of education loans compared with 2004.

The following table presents the components of other non-interest income.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2006	2005	2004	2003	2002	2006/2005	2006/2001
Gains (losses) on sales of buildings and branches	$4,188	$13,606	$(181)	$663	$3,448	(69.2)%	46.0%
Mortgage banking	4,734	5,578	12,960	12,719	6,979	(15.1)	(17.0)
Gains on sales of education loans	7,224	2,078	7,789	3,092	2,693	N.M.	21.6
Other	9,609	5,088	2,319	3,208	7,023	88.9	(5.7)
Total other non-interest income	$25,755	$26,350	$22,887	$19,682	$20,143	(2.3)	(1.9)

N.M. Not Meaningful.

Gains on Sales of Securities Available for Sale Gains on securities available for sale of $10.7 million and $22.6 million were recognized on the sales of $1 billion and $1.4 billion in mortgage-backed securities in 2005 and 2004, respectively. There were no sales of securities available for sale in 2006.

Non-Interest Expense Non-interest expense increased $42.3 million, or 7%, in 2006, and $28.3 million, or 4.9%, in 2005. The following table presents the components of non-interest expense.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2006	2005	2004	2003	2002	2006/2005	2006/2001
Compensation	$286,722	$274,523	$273,083	$256,447	$254,341	4.4%	4.1%
Employee benefits and payroll taxes	55,135	52,003	49,741	46,357	39,954	6.0	11.0
Total compensation and employee benefits	341,857	326,526	322,824	302,804	294,295	4.7	5.1
Occupancy and equipment	114,618	103,900	95,617	88,423	83,131	10.3	7.8
Advertising and promotions	26,926	25,691	26,353	25,536	21,894	4.8	5.2
Operating lease depreciation	14,347	7,335	1,843	3,320	3,241	95.6	27.3
Other	151,449	143,484	132,037	133,342	130,415	5.6	2.9
Total non-interest expense	$649,197	$606,936	$578,674	$553,425	$532,976	7.0	5.3

Compensation and Employee Benefits Compensation and employee benefits, representing 52.7%, 53.8% and 55.8% of total non-interest expense in 2006, 2005 and 2004, respectively, increased $15.3 million, or 4.7%, in 2006, and $3.7 million, or 1.1%, in 2005. The $12.2 million increase in compensation expense from 2005 was primarily due to a $11.5 million increase in the banking segment of which $6.6 million was attributable to branch expansion. The 2005 increase in compensation expense of $1.4 million was primarily due to continued branch expansion, partially offset by decreases in mortgage banking and commissions and incentives.

Employee benefits and payroll taxes totaled $55.1 million in 2006, up $3.1 million from 2005, primarily due to an increase of $1.4 million in health care plan expense, an increase of $849 thousand in payroll tax expense and a $552 thousand increase in retirement plan expenses. In 2005, employee benefits and payroll expense increased $2.3 million, primarily due to an increase in retirement benefits expense of $1.9 million and an increase in payroll taxes of $1.5 million, partially offset by a decrease of $1.8 million in healthcare plan expenses. See Note 16 of Notes to Consolidated Financial Statements for further information on postretirement plans.

Occupancy and Equipment Occupancy and equipment expenses increased $10.7 million in 2006 and $8.3 million in 2005. These increases were primarily due to costs associated with branch expansion.

Advertising and Promotions Advertising and promotions expense increased $1.2 million in 2006 following a decrease of $662 thousand in 2005. The increase in 2006 was primarily due to a $1.4 million increase in promotional expenses for new customers, partially offset by a $827 thousand decrease in advertising. The decrease in 2005 was primarily due to a $3.7 million decrease in marketing and promotions, partially offset by an increase of $2.1 million in loyalty program expenses.

Operating Lease Depreciation Operating lease depreciation totaled $14.3 million for 2006, up from $7.3 million and $1.8 million for 2005 and 2004, respectively. The increase in depreciation was primarily driven by growth in average operating lease balances.

Other Non-Interest Expense Other non-interest expense increased $8 million, or 5.6%, in 2006, primarily driven by a $2.3 million increase in card and internet processing expenses related to transaction increases and a $1.4 million increase in foreclosed real estate expense primarily due to net losses on sales in 2006 versus net recoveries in 2005. In 2005, other non-interest expense increased $11.4 million, or 8.7%, primarily due to increases in card processing and issuance expenses related to the overall increase in card volumes and increases in net real estate expense as a result of net recoveries on sales of foreclosed properties in 2004.

Income Taxes Income tax expense represented 31.41% of income before income tax expense during 2006, compared with 30.30% and 33.68% in 2005 and 2004, respectively. The 2006 effective income tax rate increased over the 2005 rate primarily due to $6.1 million of reductions in income tax expense in 2006 for favorable developments involving uncertain tax positions, compared with $14 million of reductions in income tax expense of 2005. Favorable developments included the closing of certain previous years’ tax returns, clarification of existing state tax legislation and favorable developments in income tax audits. The lower effective income tax rate in 2005, compared with 2004, was the result of reductions of income tax expense of $14 million related to favorable developments involving uncertain tax positions including the closing of certain previous years’ tax returns, clarification of existing state legislation and favorable developments in income tax audits.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets. These companies are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation. The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws. If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense could increase. TCF’s FOC operates under laws in certain states (including Minnesota and Illinois) that allow FOCs. Use of REITs and FOCs is and has been the subject of federal and state audits and tax policy debates by various state legislatures.

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors including interpretation of federal and state income tax laws, the differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards. Additionally, there can be no assurance that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities. Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.

In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the federal and state income tax rates expected to apply to taxable income in the periods in which the deferred income tax assets or liabilities are expected to be realized. If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to income tax expense. Further detail on income taxes is provided in Note 12 of Notes to Consolidated Financial Statements.

Consolidated Financial Condition Analysis

Securities Available for Sale Securities available for sale increased $167.5 million to $1.8 billion at December 31, 2006. This increase reflects purchases of $397.5 million of mortgage-backed securities, and normal payment and prepayment activity. At December 31, 2006, the increase in mortgage-backed securities partially offsets the declines in residential loans in the treasury services portfolio. TCF’s securities available for sale portfolio primarily included fixed-rate mortgage-backed securities. Net unrealized pre-tax losses on securities available for sale totaled $33.3 million at December 31, 2006, compared with net unrealized pre-tax losses of $33.2 million at December 31, 2005. TCF may, from time to time, sell mortgage-backed securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases and for other corporate purposes.

Loans and Leases The following tables set forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale.

						Compound Annual
(Dollars in thousands)	At December 31,					Growth Rate
						1-Year	5-Year
Portfolio Distribution:	2006	2005	2004	2003	2002	2006/2005	2006/2001
Consumer home equity and other:
Home equity:
Lines of credit(1)	$1,232,315	$1,389,741	$1,472,165	$1,093,945	$923,773	(11.3)%	10.6%
Closed-end loans	4,650,353	3,758,947	2,909,592	2,493,715	2,031,531	23.7	22.3
Total consumer home equity	5,882,668	5,148,688	4,381,757	3,587,660	2,955,304	14.3	19.2
Other	62,409	57,587	56,183	62,538	67,996	8.4	(1.1)
Total consumer home equity and other	5,945,077	5,206,275	4,437,940	3,650,198	3,023,300	14.2	18.8
Commercial real estate	2,390,653	2,297,500	2,154,396	1,916,701	1,835,788	4.1	8.1
Commercial business	551,995	435,203	436,696	429,401	442,354	26.8	5.5
Total commercial	2,942,648	2,732,703	2,591,092	2,346,102	2,278,142	7.7	7.6
Leasing and equipment finance (2)	1,818,165	1,503,794	1,375,372	1,160,397	1,039,040	20.9	13.7
Residential real estate	627,790	770,441	1,014,166	1,212,643	1,800,344	(18.5)	(25.5)
Total loans and leases	$11,333,680	$10,213,213	$9,418,570	$8,369,340	$8,140,826	11.0	6.6

(1) Excludes fixed-term amounts under lines of credit which are included in closed-end loans.

(2) Excludes operating leases included in other assets.

(In thousands)	At December 31, 2006
	Consumer	Commercial Real Estate and	Leasing and
	Home Equity	Commercial	Equipment	Residential
Geographic Distribution:	and Other	Business	Finance	Real Estate	Total
Minnesota	$2,314,953	$910,149	$70,629	$338,803	$3,634,534
Illinois	1,758,734	613,038	65,023	88,864	2,525,659
Michigan	1,040,758	834,758	84,254	165,350	2,125,120
Wisconsin	496,932	477,838	38,306	18,987	1,032,063
Colorado	271,471	15,965	37,159	2,000	326,595
California	1,954	7,107	234,842	—	243,903
Florida	6,945	—	142,864	725	150,534
Texas	530	—	104,689	759	105,978
New York	2,292	10,800	86,193	69	99,354
Arizona	8,309	6,238	74,333	42	88,922
Ohio	4,272	4,118	75,008	3,094	86,492
Indiana	17,345	8,424	32,781	903	59,453
Other	20,582	54,213	772,084	8,194	855,073
Total	$5,945,077	$2,942,648	$1,818,165	$627,790	$11,333,680

Loan and leases outstanding at December 31, 2006 are shown by contractual maturity in the following table.

	At December 31, 2006(1)
	Consumer Home Equity	Commercial	Commercial	Leasing and Equipment	Residential	Total Loans
(In thousands)	and Other	Real Estate	Business	Finance	Real Estate	and Leases
Amounts due:
Within 1 year	$333,182	$409,263	$245,012	$663,224	$38,129	$1,688,810
After 1 year:
1 to 2 years	319,769	251,409	98,991	437,866	30,423	1,138,458
2 to 3 years	347,068	233,038	103,642	317,768	27,858	1,029,374
3 to 5 years	604,326	480,368	83,289	346,024	57,459	1,571,466
5 to 10 years	1,407,094	832,646	16,511	53,283	130,703	2,440,237
10 to 15 years	850,042	173,136	4,550	—	106,955	1,134,683
Over 15 years	2,083,596	10,793	—	—	236,263	2,330,652
Total after 1 year	5,611,895	1,981,390	306,983	1,154,941	589,661	9,644,870
Total	$5,945,077	$2,390,653	$551,995	$1,818,165	$627,790	$11,333,680
Amounts due after 1 year on:
Fixed-rate loans and leases	$4,291,238	$590,337	$106,977	$1,154,941	$489,196	$6,632,689
Variable- and adjustable-rate loans	1,320,657	1,391,053	200,006	—	100,465	3,012,181
Total after 1 year	$5,611,895	$1,981,390	$306,983	$1,154,941	$589,661	$9,644,870

(1) Gross of deferred fees and costs. This table does not include the effect of prepayments, which is an important consideration in management's interest-rate risk analysis. Company experience indicates that loans and leases remain outstanding for significantly shorter periods than their contractual terms.

Consumer Lending Consumer loans increased $738.8 million from December 31, 2005 to $5.9 billion at December 31, 2006, driven by an increase of $734 million in home equity loans. TCF’s home equity lines of credit require regular payments of interest and do not require regular payments of principal. TCF’s “closed-end” home equity loans require payments of principal and interest over a fixed term. TCF’s home equity portfolio does not contain loans with multiple payment options or loans with “teaser” rates. At December 31, 2006, 25.1% of the home equity portfolio carries a variable interest rate tied to the prime rate, compared with 38.3% at December 31, 2005. This decrease is related to a shift in customer preferences for fixed-rate loans with lower yields than current variable-rate loans. Outstanding balances on home equity credit arrangements were 49.8% of total lines of credit at December 31, 2006, compared with 51.8% at December 31, 2005.

At December 31, 2006, the weighted-average loan-to-value ratio for the home equity line and residential real estate loan portfolios was 78%, compared with 73% at December 31, 2005. TCF engages in high loan-to-value lending (loans with a loan-to-value of 90% or more). TCF’s credit standards restrict higher loan-to-value ratio loans to only very creditworthy customers, generally based on credit scoring models. At December 31, 2006, the amount of loans with a loan-to-value ratio of 90% or more was $1.7 billion. However, the amount of these loans that was secured by the portion of the property value of 90% or more was $227 million. TCF purchases mortgage insurance to reduce its risk in high loan-to-value lending. Loans with over 100% loan-to-value ratios are immaterial and do not represent a concentration of risk. The average FICO (Fair Isaac Company) credit score for the home equity portfolio was 721 and 720 at December 31, 2006 and 2005, respectively.

Commercial Lending Commercial real estate loans increased $93.2 million from December 31, 2005 to $2.4 billion at December 31, 2006. Commercial business loans increased $116.8 million in 2006 to $552 million at December 31, 2006. TCF continues to expand its commercial business and commercial real estate lending activity generally to borrowers located in its primary markets. With a focus on secured lending, approximately 98% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at December 31, 2006. At December 31, 2006 and 2005, the construction and development portfolio had no loans over 30-days delinquent.

At December 31, 2006, approximately 98% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.

The following tables summarize TCF’s commercial real estate loan portfolio by property type.

	At December 31,
		2006			2005
(In thousands)	Permanent	Construction and Development	Total	Permanent	Construction and Development	Total
Retail services	$537,123	$37,568	$574,691	$490,100	$33,591	$523,691
Apartments	466,397	50,573	516,970	517,989	10,065	528,054
Office buildings	395,181	10,662	405,843	405,574	3,665	409,239
Warehouse/industrial buildings	297,348	10,375	307,723	268,562	2,635	271,197
Hotels and motels	105,737	2,266	108,003	110,975	14,840	125,815
Health care facilities	54,063	—	54,063	53,650	—	53,650
Other	346,147	77,213	423,360	271,103	114,751	385,854
Total	$2,201,996	$188,657	$2,390,653	$2,117,953	$179,547	$2,297,500

	At December 31,
		2006			2005
		Number	Over 30-Day Delinquency Rate as a Percentage of		Number	Over 30-Day Delinquency Rate as a Percentage of
(Dollars in thousands)	Balance	of Loans	Balance	Balance	of Loans	Balance
Retail services	$574,691	437.03%		$523,691	426	—%
Apartments	516,970	651.02		528,054	636	1.32
Office buildings	405,843	271	—	409,239	253.68
Warehouse/industrial buildings	307,723	274	—	271,197	259	—
Hotels and motels	108,003	39	—	125,815	35	—
Health care facilities	54,063	16	—	53,650	17	—
Other	423,360	289	4.23	385,854	307.07
Total	$2,390,653	1,977.76%		$2,297,500	1,933.44%

Leasing and Equipment Finance The following tables summarize TCF’s segment and by equipment type.

	At December 31,
(Dollars in thousands)		2006			2005
		Percent	Over 30-Day Delinquency as a Percentage		Percent	Over 30-Day Delinquency as a Percentage
Marketing Segment	Balance	of Total	of Balance	Balance	of Total	of Balance
Middle market (1)	$1,084,549	59.6%	.48%	$878,414	58.4%	.26%
Small ticket (2)	370,649	20.4	.59	303,778	20.2	.53
Winthrop (3)	253,125	13.9	.28	211,741	14.1	.98
Wholesale (4)	93,807	5.2	.33	78,338	5.2	—
Other	16,035	0.9	1.03	31,523	2.1	.60
Total	$1,818,165	100.0%	.47%	$1,503,794	100.0%	.41%

(1) Middle market consists primarily of loan and lease financing of construction and manufacturing equipment and specialty vehicles.

(2) Small ticket includes loan and lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations.

(3) Winthrop’s portfolio consists primarily of technology and data processing equipment.

(4) Wholesale includes the discounting of lease receivables originated by third party lessors.

	At December 31,
(Dollars in thousands)	2006		2005
Equipment Type	Balance	Percent of Total	Balance	Percent of Total
Specialty vehicles	$344,855	19.0%	$257,497	17.1%
Manufacturing	327,057	18.0	277,895	18.5
Construction	310,323	17.1	236,939	15.8
Technology and data processing	260,146	14.3	222,623	14.8
Medical	230,153	12.7	199,729	13.3
Furniture and fixtures	66,999	3.7	60,278	4.0
Printing	65,545	3.6	58,600	3.9
Trucks and trailers	55,241	3.0	56,824	3.8
Material handling	49,722	2.7	39,814	2.6
Other	108,124	5.9	93,595	6.2
Total	$1,818,165	100.0%	$1,503,794	100.0%

The leasing and equipment finance portfolio increased $314.4 million from December 31, 2005 to $1.8 billion at December 31, 2006. Total loan and lease originations and purchases for TCF Equipment Finance and Winthrop Resources were $1.1 billion for 2006, compared with $845.8 million for 2005. The backlog of approved transactions increased slightly to $249.7 million at December 31, 2006, from $249.2 million at December 31, 2005. TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service. Declines in value of equipment under lease increase the potential for impairment losses and credit losses, due to diminished collateral value, and may result in lower sales-type revenue at the end of the contractual lease term. See Note 1 to Consolidated Financial Statements-Policies Related to Critical Accounting Estimates for information on lease accounting.

At December 31, 2006 and 2005, $53.7 million, and $55.2 million, respectively, of TCF’s lease portfolio, were discounted on a non-recourse basis with third-party financial institutions and consequently TCF retains no credit risk on such amounts. The leasing and equipment finance portfolio tables above include lease residuals. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions are recorded in the periods in which they become known. At December 31, 2006, lease residuals totaled $34.7 million, compared with $32.9 million at December 31, 2005.

Residential Real Estate Residential real estate loans were $627.8 million at December 31, 2006, down $142.7 million from December 31, 2005.

The decline in residential real estate loans during 2006 was due to normal amortization of loan balances and loan prepayments. Management expects that the residential loan portfolio will continue to decline, which will provide funding for anticipated growth in other loan, lease or investment categories. At December 31, 2006, TCF’s residential real estate loan portfolio was $522.1 million in fixed-rate loans and $105.7 million in adjustable-rate loans.

Allowance for Loan and Lease Losses The determination of the allowance for loan and lease losses is a critical accounting estimate. TCF’s methodologies for determining and allocating the allowance for loan and lease losses focus on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and non-performing assets, values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, prevailing economic conditions and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan and lease losses of $58.5 million appropriate to cover losses inherent in the loan and lease portfolios as of December 31, 2006. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory examinations, will not require significant changes in the allowance for loan and lease losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In 2005, TCF refined its allowance for loan and lease losses allocation methodology resulting in an allocation of the entire allowance for loan and lease losses to the individual loan and lease portfolios. This change resulted in the allocation of the previously unallocated portion of the allowance for loan and lease losses.

The Office of the Comptroller of the Currency, in conjunction with other financial institution regulators, issued new guidance for the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The Interagency policy statement on the allowance for loan and lease losses, issued December 13, 2006, replaces the 1993 policy statement but reiterates key concepts and requirements applicable to existing supervisory guidance and GAAP. Although TCF considers its allowance to be adequate, and does not believe the revised policy statement calls for any change to its loan and lease loss reserves, there can be no assurance that regulators may not require some modification to its allowance methodology, supporting documentation requirements or require an increase to its reserves. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – ‘Forward-Looking Information.’ ” For additional information concerning TCF’s allowance for loan and lease losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – ‘Forward-Looking Information’ ” and Notes 1 and 6 of Notes to Consolidated Financial Statements.

The next several pages include detailed information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases. Included in this data are numerous portfolio ratios that must be carefully reviewed and related to the nature of the underlying loan and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other banks. Most of TCF’s non-performing assets and past due loans and leases are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

The allocation of TCF’s allowance for loan and lease losses is as follows.

						Allocations as a Percentage of Total
						Loans and Leases Outstanding by Type
	At December 31,					At December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002	2006	2005	2004	2003	2002
Consumer home equity	$12,615	$10,017	$9,213	$8,177	$7,471.21%		.19%	.21%	.23%	.25%
Consumer other	2,211	2,053	1,694	1,900	1,932	3.54	3.57	3.02	3.04	2.84
Total consumer	14,826	12,070	10,907	10,077	9,403.25		.23	.25	.28	.31
Commercial real estate	22,662	21,222	20,742	25,142	22,176.95		.92	.96	1.31	1.21
Commercial business	7,503	6,602	7,696	11,797	15,910	1.36	1.52	1.76	2.75	3.60
Leasing and equipment finance	12,990	15,313	24,566	13,515	12,881.71		1.02	1.79	1.16	1.24
Residential real estate	562	616	796	942	1,370.09		.08	.08	.08	.08
Unallocated	—	—	10,686	10,987	11,276	N.A.	N.A.	N.A.	N.A.	N.A.
Total allowance balance	$58,543	$55,823	$75,393	$72,460	$73,016.52		.55	.80	.87	.90

N.A. Not Applicable.

The allocated allowance balances for TCF’s residential, consumer and leasing equipment finance portfolios, at December 31, 2006 reflect the Company’s credit quality and related low level of historical net charge-offs for these portfolios. The decrease in the allocated allowance for leasing and equipment finance in 2005 was primarily related to the charge-off of the investment in a leveraged lease. TCF has no other leveraged leases or exposure to the airline industry.

The following table sets forth information detailing the allowance for loan and lease losses.

	Year Ended December 31,
(In thousands)	2006	2005	2004	2003	2002
Balance at beginning of year	$55,823	$75,393	$72,460	$73,016	$75,028
Change in accounting principle (1)	—	—	—	—	(3,991)
Adjusted balance at beginning of year	55,823	75,393	72,460	73,016	71,037
Charge-offs:
Consumer home equity	(7,621)	(5,204)	(3,970)	(3,846)	(5,138)
Consumer other	(18,423)	(18,675)	(21,199)	(17,103)	(16,555)
Total consumer	(26,044)	(23,879)	(25,169)	(20,949)	(21,693)
Commercial real estate	(228)	(74)	(602)	(1,381)	(2,181)
Commercial business	(555)	(454)	(235)	(920)	(5,952)
Leasing and equipment finance	(6,117)	(23,387)	(8,508)	(8,620)	(9,230)
Residential real estate	(277)	(110)	(81)	(86)	(59)
Total charge-offs	(33,221)	(47,904)	(34,595)	(31,956)	(39,115)
Recoveries:
Consumer home equity	275	312	308	391	403
Consumer other	13,621	14,705	13,623	10,686	11,003
Total consumer	13,896	15,017	13,931	11,077	11,406
Commercial real estate	39	82	126	45	43
Commercial business	86	2,627	82	138	54
Leasing and equipment finance	1,225	2,003	2,963	1,083	1,264
Residential real estate	6	19	8	9	9
Total Recoveries	15,252	19,748	17,110	12,352	12,776
Net charge-offs	(17,969)	(28,156)	(17,485)	(19,604)	(26,339)
Provision charged to operations	20,689	8,586	18,627	19,048	28,318
Acquired allowance	—	—	1,791	—	—
Balance at end of year	$58,543	$55,823	$75,393	$72,460	$73,016

(1) See Note 25. Accounting for Deposit Account Overdrafts for discussion of this change.

The following table sets forth additional information regarding net charge-offs.

	Year Ended December 31,
	2006		2005
		% of		% of
	Net	Average	Net	Average
	Charge-offs	Loans and	Charge-offs	Loans and
(Dollars in thousands)	(Recoveries)	Leases	(Recoveries)	Leases
Consumer home equity	$7,346.13%		$4,892.10%
Consumer other	4,802	N.M.	3,970	N.M.
Total consumer	12,148.22		8,862.19
Commercial real estate	189.01		(8)	—
Commercial business	469.09		(2,173)	(.51)
Leasing and equipment finance(1)	4,892.29		21,384	1.50
Residential real estate	271.04		91.01
Total	$17,969.17		$28,156.29

(1)  For the year ended December 31, 2005, net charge-offs excluding the leveraged lease were $2.6 million or .18% of average loans and leases.

N.M. Not Meaningful.

Non-Performing Assets Non-performing assets consist of non-accrual loans and leases and other real estate owned. The increase in total non-performing assets from 2005 to 2006 was primarily due to an increase of $4.7 million of other real estate owned properties resulting from an increase in the number of residential properties and longer average marketing time to sell residential properties and a $12.7 million increase in commercial real estate non-accrual loans primarily related to three Michigan commercial real estate properties.

Approximately 60% of non-performing assets at December 31, 2006 and 75% of non-performing assets at December 31, 2005 consisted of, or were secured by, residential real estate. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest (150 days or six payments past due for loans secured by residential real estate) unless such loans and leases are well secured and in the process of collection.

Non-performing assets are summarized in the following table.

	At December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Non-accrual loans and leases:
Consumer home equity and other	$16,520	$18,410	$12,187	$12,052	$11,163
Commercial real estate	12,849	188	1,093	2,490	3,213
Commercial business	3,421	2,207	4,533	2,931	4,777
Leasing and equipment finance	7,596	6,434	25,678	13,940	18,689
Residential real estate	2,799	2,409	3,387	3,993	5,798
Total non-accrual loans and leases	43,185	29,648	46,878	35,406	43,640
Other real estate owned:
Residential	19,899	14,877	11,726	20,462	16,479
Commercial	2,554	2,834	5,465	12,992	10,093
Total other real estate owned	22,453	17,711	17,191	33,454	26,572
Total non-performing assets	$65,638	$47,359	$64,069	$68,860	$70,212
Non-performing assets as a percentage of:
Net loans and leases	.58%	.47%	.69%	.83%	.87%
Total assets	.45	.35	.52	.61	.58

Included in non-performing assets are loans and leases that are considered impaired. Impaired loans and leases totaled $17.5 million and $3.8 million at December 31, 2006 and December 31, 2005, respectively. The related allowance for credit losses on impaired loans and leases was $2.5 million at December 31, 2006, compared with $1.6 million at December 31, 2005. All of the impaired loans and leases were on non-accrual status. There were no impaired loans and leases at December 31, 2006 and 2005 which did not have a related allowance for loan and leases losses. The average balance of impaired loans and leases was $8.2 million for 2006, compared with $5.3 million for 2005. The decrease in non-accrual consumer loans in 2006 is primarily due to unusually high non-accrual balances in the fourth quarter of 2005 as a result of changes in consumer bankruptcy laws, partially offset by an increase in commercial real estate loans. The overall increase in non-accrual loans in 2006 was primarily due to several Michigan commercial real estate loans.

Past Due Loans and Leases The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases. TCF’s delinquency rates are determined based on the contractual terms of the loan or lease.

	At December 31,
	2006		2005
		Percentage of		Percentage of
	Principal	Loans and	Principal	Loans and
(Dollars in thousands)	Balances	Leases	Balances	Leases
Accruing loans and leases delinquent for:
30-59 days	$34,607.30%		$26,383.26%
60-89 days	24,872.22		10,746.11
90 days or more	12,214.11		6,475.06
Total	$71,693.63%		$43,604.43%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At December 31,
	2006		2005
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity and other	$34,313.58%		$18,556.36%
Commercial real estate	18,072.76		10,038.44
Commercial business	762.14		819.19
Leasing and equipment finance	8,499.47		6,182.41
Residential real estate	10,047	1.61	8,009	1.04
Total	$71,693.63%		$43,604.43%

Potential Problem Loans and Leases In addition to non-performing assets, there were $66.1 million of loans and leases at December 31, 2006, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $54.8 million at December 31, 2005. The increase in potential problem loans and leases was primarily due to a $13.8 million Minnesota commercial real estate loan that is well-secured, but delinquent. These loans and leases are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement. Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired. Additionally, these loans and leases are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing. Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses. None of the leasing and equipment finance potential problem loans at December 31, 2006 and 2005, respectively, were funded on a non-recourse basis.

Potential problem loans and leases are summarized as follows.

	At December 31,
	2006		2005
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Commercial real estate	$43,216	1.81%	$35,341	1.54%
Commercial business	11,664	2.11	11,793	2.71
Leasing and equipment finance	11,265.62		7,648.51
Total	$66,145.58		$54,782.54

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

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments and borrowings. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF’s deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to support expanded activities. Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources. At December 31, 2006, TCF had over $3.0 billion in unused capacity under these funding sources, which could be used to meet future liquidity needs. See “Borrowings.”

Potential sources of liquidity for TCF Financial Corporation (parent company only) include cash dividends from TCF Bank, issuance of debt and equity securities and borrowings under a $105 million line of credit. TCF Bank’s ability to pay dividends or make other capital distributions to TCF is restricted by regulation and may require regulatory approval.

Deposits Deposits totaled $9.8 billion at December 31, 2006, up $639.9 million from December 31, 2005. Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Checking, savings and money market deposits totaled $7.3 billion, up $72 million from December 31, 2005, and comprised 75% of total deposits at December 31, 2006, compared with 79% of total deposits at December 31, 2005. The average balance of these deposits for 2006 was $7.1 billion, an increase of $378 million over the $6.7 billion average balance for 2005. Certificates of deposit totaled $2.5 billion at December 31, 2006, up $568 million from December 31, 2005. TCF had no brokered deposits at December 31, 2006 or 2005. Non-interest bearing deposits represented 25% and 27% of total deposits as of December 31, 2006 and 2005, respectively. TCF’s weighted-average cost for deposits, including non-interest bearing deposits, was 2.33% at December 31, 2006, up from 1.64% at December 31, 2005, primarily reflecting increases in Premier checking, Premier savings and certificates of deposit average balances and overall increases in interest rates.

Branches Key to TCF’s growth is its continued investment in new branch expansion. New branches are an important source of new customers in both deposit products and consumer lending products. While supermarket branches continue to play an important role in TCF’s expansion strategy, the opportunity to add new supermarket branches within TCF’s markets has slowed. Therefore, TCF will continue new branch expansion by opening more traditional branches. Although traditional branches require a higher initial investment than supermarket branches, they ultimately attract more customers and become larger and potentially more profitable. During 2006, TCF opened 19 new branches. The focus on opening new branches will continue in 2007 with the planned opening of 20 branches, including 11 new traditional branches, six new supermarket branches and three campus branches. TCF opened its first branch in the Phoenix, Arizona metropolitan area in December 2006. TCF closed 19 branches in 2006 primarily due to the sale of supermarket stores and consolidation of branches.

In order to improve the customer experience and enhance deposit and loan growth, TCF also plans to relocate nine branches, including seven traditional branches and two supermarket branches to improved locations and new facilities, and to remodel 15 existing supermarket branches in 2007. In connection with the traditional branch relocation activities, the sale of existing real estate will produce significant gains in 2007, which will more than offset the increased operating costs of the new branches.

In November 2006, TCF entered into a definitive agreement to sell 10 outstate Michigan branches with approximately $235 million of deposits. TCF expects to record a pre-tax gain of the sale of these branches of approximately $29 million, or 15 cents per diluted share after-tax in 2007. The sale of these branches is subject to regulatory approval.

At December 31, 2006, 148, or 33%, of TCF’s 453 branches were opened since January 1, 2001. Additional information regarding TCF’s branches opened since January 1, 2001 is displayed in the table below.

						Percentage
	At or For the Year Ended December 31,					Increase
(Dollars in thousands)	2006	2005	2004	2003	2002	2006/2005
Number of new branches opened during the year:
Traditional	10	18	19	14	12	N.M.
Supermarket	5	7	11	5	15	N.M.
Campus	4	3	—	—	—	N.M.
Total	19	28	30	19	27	N.M.
Number of new branches at year end:
Traditional	78	68	50	31	17	N.M.
Supermarket	63	58	51	40	35	N.M.
Campus	7	3	—	—	—	N.M.
Total	148	129	101	71	52	N.M.
Percent of total branches	32.7%	28.1%	22.2%	15.7%	11.5%	N.M.
Number of deposit accounts	389,236	287,474	202,692	128,897	79,600	35.4%
Deposits:
Checking	$451,926	$364,494	$251,365	$119,379	$52,593	24.0
Savings	356,760	274,623	120,647	71,746	56,583	29.9
Money market	42,461	24,993	14,388	13,311	7,709	69.9
Subtotal	851,147	664,110	386,400	204,436	116,885	28.2
Certificates of deposit	467,568	316,235	56,033	33,584	25,181	47.9
Total deposits	$1,318,715	$980,345	$442,433	$238,020	$142,066	34.5
Total fees and other revenue for the year	$71,587	$55,028	$38,016	$17,680	$7,756	30.1

N.M. Not Meaningful.

Borrowings Borrowings totaled $3.6 billion at December 31,2006, up $605.4 million from December 31, 2005. The increase was primarily due to the growth in assets exceeding the growth in deposits by $641 million. In February 2006, TCF Bank issued $75 million of subordinated notes due in 2016 with a fixed-rate coupon of 5.5%. These notes qualify as Tier 2 or supplemental capital for regulatory purposes, subject to certain limitations. TCF National Bank paid the proceeds from the offering to TCF as a permanent capital distribution.

See Notes 10 and 11 of Notes to Consolidated Financial Statements for detailed information on TCF’s borrowings. The weighted-average rate on borrowings increased to 4.53% at December 31, 2006, from 4.49% at December 31, 2005 primarily due to the impact of rising short-term interest rates. In January 2007, TCF lengthened the maturities of an additional $300 million of borrowings at a weighted average fixed rate of 4.48 percent. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings. See Note 17 of Notes to Consolidated Financial Statements for further information relating to off-balance sheet instruments.

TCF Financial (parent company) has a $105 million unsecured line of credit that matures in April 2007, and contains certain covenants common to such agreements. As of December 31, 2006, TCF is not in default with respect to any of its covenants under the credit agreement. The interest rate on the line of credit is based on either the prime rate or LIBOR. TCF has the option to select the interest rate index and term for advances on the line of credit. The line of credit may be used for appropriate corporate purposes. At December 31, 2006, TCF had no outstanding balance on this line of credit, compared with $16.5 million outstanding at December 31, 2005.

Contractual Obligations and Commitments As disclosed in the Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts. At December 31, 2006, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Total borrowings	$3,588,540	$443,900	$143,582	$302,718	$2,698,340
Annual rental commitments under non-cancelable operating leases	207,743	27,200	45,946	37,944	96,653
Campus marketing agreements	51,183	2,621	4,366	5,163	39,033
Construction contracts and land purchase commitments for future branch sites	29,899	29,899	—	—	—
	$3,877,365	$503,620	$193,894	$345,825	$2,834,026

(In thousands)	Amount of Commitment — Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 Year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,889,100	$11,027	$26,455	$54,198	$1,797,420
Commercial	618,055	350,902	223,536	24,883	18,734
Leasing and equipment finance	91,271	77,118	—	10,000	4,153
Other	79,444	79,444	—	—	—
Total commitments to lend	2,677,870	518,491	249,991	89,081	1,820,307
Standby letters of credit and guarantees on industrial revenue bonds	96,285	61,050	25,995	8,626	614
	$2,774,155	$579,541	$275,986	$97,707	$1,820,921

Commitments to lend are agreements to lend to a customer provided there is no violation of any condition in the contract. These commitments generally have fixed expiration dates or termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral predominantly consists of residential and commercial real estate.

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with 13 campuses. TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2029. TCF also has various renewal options, which may extend the terms of these agreements. Campus marketing agreements are an important element of TCF’s campus banking strategy.

See Note 17 of Notes to Consolidated Financial Statements for information on standby letters of credit and guarantees on industrial revenue bonds.

Stockholders’ Equity Stockholders’ equity at December 31, 2006 was $1 billion, or 7% of total assets, up from $998.5 million, or 7.5% of total assets, at December 31, 2005. The increase in stockholders’ equity was primarily due to net income of $244.9 million, partially offset by the repurchase of 3.9 million shares of TCF’s common stock at a cost of $101 million, the payment of $121.4 million in dividends on common stock and a $13.3 million increase in accumulated comprehensive loss for pension and postretirement obligations (due to the adoption of SFAS 158 on December 31, 2006) for the year ended December 31, 2006. At December 31, 2006, TCF had 2.8 million shares remaining in its stock repurchase programs authorized by its Board of Directors. In November 2006, TCF retired 52.5 million shares of treasury stock, which reduced additional paid-in capital and retained earnings by $126.8 million and $876.7 million, respectively, with an equal offset in treasury stock. For the year ended December 31, 2006, average total equity to average assets was 7.15%, compared with 7.43% for the year ended December 31, 2005. Dividends to common shareholders on a per share basis totaled 92 cents in 2006, an increase of 8.2% from 85 cents in 2005. TCF’s dividend payout ratio was 48.4% in 2006 and 42.5% in 2005. The Company’s primary funding sources for common dividends are dividends received from TCF Bank. At December 31, 2006, TCF Financial and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency. See Notes 13 and 14 of Notes to Consolidated Financial Statements. TCF has to a limited extent used stock options as a form of employee compensation in prior years. At December 31, 2006, the number of incentive stock options (fully vested) outstanding was 231,133, or .18%, of total shares outstanding.

Summary of Critical Accounting Estimates Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, lease financings and income taxes. See Note 1 of Notes to Consolidated Financial Statements for further discussion of critical accounting estimates.

Recent Accounting Developments In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (the Interpretation). This Interpretation is effective beginning in 2007. It provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns and requires new disclosures. TCF does not expect any material changes as a result of the Interpretation.

Fourth Quarter Summary In the fourth quarter of 2006, TCF reported net income of $53.7 million, compared with $65.5 million in the fourth quarter of 2005. The fourth quarter of 2006 net income included an $851 thousand, or one cent per diluted share, reduction in income tax expense. Net income for the fourth quarter of 2005 included $3.5 million in pre-tax gains on sales of buildings and branches and an $8.8 million reduction in income tax expense for a combined after-tax impact of nine cents per diluted share. Diluted earnings per common share was 42 cents for the fourth quarter of 2006, compared with 50 cents for the same 2005 period. TCF opened seven new branches in the fourth quarter of 2006, consisting of six traditional branches and one campus branch.

Net interest income was $135.9 million for the quarter ended December 31, 2006, up $6.6 million, or 5.1% from the quarter ended December 31, 2005. Of this increase in net interest income, $14 million was due to an increase in average loan balances, partially offset by a decrease of $7.4 million due to interest rate increases on deposits and borrowings exceeding interest rate increases in loans. The net interest margin was 4.07% and 4.31% for the fourth quarter of 2006 and 2005, respectively. The decrease in net interest margin from the fourth quarter of 2005 was primarily due to the continued customer preference for lower-yielding fixed-rate loans and higher-cost market rate deposits, largely due to the flat or inverted yield curve which persisted throughout 2006, and the growth of higher interest-cost borrowings.

TCF provided $10.1 million for credit losses in the fourth quarter of 2006, compared with $5.4 million in the fourth quarter of 2005, primarily due to higher consumer and leasing and equipment finance net charge-offs and provisions related to increases in commercial real estate non-accrual loans. For the fourth quarter of 2006, net loan and lease charge-offs were $6.6 million, or .24% of average loans and leases outstanding, compared with $4.1 million, or .16% of average loans and leases outstanding during the same 2005 period.

Total non-interest income in the fourth quarter of 2006 was $118.8 million, down $6.1 million, or 4.9 percent, from the fourth quarter of 2005, primarily due to declines in other revenues, fees and service charges, partially offset by increased card revenue. Card revenues totaled $23.5 million for the fourth quarter of 2006, up 9.6 percent over the same period. Leasing and equipment finance revenues were $15.2 million for the fourth quarter of 2006, down $240 thousand from the fourth quarter of 2005 primarily due to lower sales-type lease revenues, partially offset by higher operating lease revenues. Other revenues were $2.3 million for the fourth quarter of 2006, down $6.3 million from the same period of 2005. This decrease was primarily due to a $3.1 million decrease in mortgage banking revenue relating to the exit from this business in the first quarter of 2006 and a $3.5 million decrease in gains of sales of buildings and branches.

Non-interest expense totaled $165.6 million for the 2006 fourth quarter, up $8.9 million, or 5.7 percent, from $156.6 million for the 2005 fourth quarter. Compensation and employee benefits increased $3.1 million, or 3.8 percent, from the fourth quarter of 2005, primarily due to branch expansion totaling $1.8 million. Occupancy and equipment expenses increased $2.1 million, or 7.5 percent, from the fourth quarter of 2005, primarily due to $1.1 million associated with branch expansion. Operating lease depreciation increased $1.8 million from the fourth quarter of 2005, primarily driven by a $36.1 million increase in average operating lease balances in TCF’s leasing and equipment finance subsidiaries. Other expenses increased $1.8 million, or 4.6 percent, from the fourth quarter of 2005, primarily driven by new branch expansion totaling $1.3 million and a $671 thousand increase in net real estate expense primarily due to the sale of real estate owned.

In the fourth quarter of 2006, the effective income tax rate was 32.05% of income before tax expense up from 28.91% for the fourth quarter of 2005. The higher effective tax rate for the fourth quarter of 2006, compared with the fourth quarter of 2005, was primarily due to $851 thousand of adjustments in the fourth quarter of 2006 for favorable developments involving uncertain tax positions compared with $8.8 million of adjustments involving uncertain tax positions in the fourth quarter of 2005.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

TCF has filed Chief Executive Officer and Chief Financial Officer certifications as Exhibits 31.1 and 31.2 to its Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. TCF has also filed, as Exhibits 32.1 and 32.2 to Form 10-K, certificates called for under Section 906 of the Act.

Pursuant to Section 303A.12 of the New York Stock Exchange (“NYSE”) Listed Company Manual, TCF’s Chief Executive Officer submitted a certification to the NYSE on May 24, 2006 indicating that he was not aware of any violation by TCF of the NYSE’s Corporate Governance listing standards.

Forward-Looking Information

This annual report on Form 10-K and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of checking accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legal, legislative or other changes affecting customer account charges and fee income; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments; adoption of proposed federal legislation reducing interest subsidies and other benefits available to TCF in its education lending programs; adverse findings in tax audits or regulatory examinations; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new regulatory requirements; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets; and results of litigation, including reductions in card revenues resulting from litigation brought by various merchants or merchant organizations against Visa; or other significant uncertainties. Investors should consult TCF’s Annual Report on Form 10-K, and Forms 10-Q and 8-K for additional important information about the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage interest-rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks, in the normal course of its business, the Company considers interest-rate risk to be its most significant market risk. See “Item 1A. Risk Factors – Operational Risk Management” for further discussion. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. TCF, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices (e.g., the prime rate).

TCF’s Asset/Liability Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At December 31, 2006, net interest income is estimated to decrease by .8%, compared with the base case scenario, over the next twelve months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points. In the event short- and long-term interest rates were to decline by 100 basis points, net interest income is estimated to increase by .4%, compared with the base case scenario, over the next twelve months.

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

In addition to the net interest income simulation model, management utilizes an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities re-pricing within a given period). While the interest rate gap measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption (large quarterly changes may occur related to these items), the interest rate gap represents the net asset or liability sensitivity at a point in time. An interest rate gap measure could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, or a rise or decline in interest rates.

TCF’s one-year interest rate gap was a negative $630 million, or 4.3% of total assets at December 31, 2006, compared with a positive $318.4 million, or 2.4% of total assets at December 31, 2005. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period. The decline in the gap position to a negative at December 31, 2006 compared with a positive at December 31, 2005 was primarily due to a decrease in variable-rate loans, a decrease in assumed prepayments on fixed- and adjustable-rate loans and investments, and an increase in rate-sensitive deposits, partially offset by the extensions of long-term borrowings.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $6.7 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2006, by approximately $732 million, or 76.2%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2006, by approximately $272 million, or 28.3%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future.

The following table summarizes TCF’s interest-rate gap position at December 31, 2006.

	Maturity/Rate Sensitivity
	Within	30 Days to	6 Months to
(Dollars in thousands)	30 Days	6 Months	1 Year	1 to 3 Years	3+ Years	Total
Interest-earning assets:
Loans held for sale	$142,755	$—	$—	$—	$1,819	$144,574
Securities available for sale(1)	18,284	109,716	140,985	429,442	1,117,699	1,816,126
Real estate loans(1)	12,481	66,270	84,978	154,231	309,830	627,790
Leasing and equipment finance(1)	143,132	294,185	298,093	752,764	329,991	1,818,165
Commercial loans(1)	1,102,966	146,699	194,836	816,854	681,293	2,942,648
Consumer loans(1)	1,561,033	317,320	377,554	1,174,206	2,514,964	5,945,077
Investments	71,021	78,247	—	—	20,861	170,129
Total	3,051,672	1,012,437	1,096,446	3,327,497	4,976,457	13,464,509
Interest-bearing liabilities:
Checking deposits (2)	826,711	244,002	253,425	806,820	2,217,298	4,348,256
Savings deposits(2)	1,035,000	142,302	144,768	433,783	595,727	2,351,580
Money market deposits(2)	231,423	73,053	67,940	159,181	54,182	585,779
Certificates of deposit	317,760	1,308,599	608,993	215,643	32,640	2,483,635
Short-term borrowings	214,112	—	—	—	—	214,112
Long-term borrowings(3)	3,054	216,101	13,134	2,214,252	927,887	3,374,428
Total	2,628,060	1,984,057	1,088,260	3,829,679	3,827,734	13,357,790
Deposits held for sale	—	131,912	(41,659)	(42,813)	(47,440)	—
Interest-earning assets over (under) interest-bearing liabilities	423,612	(1,103,532)	49,845	(459,369)	1,196,163	106,719
Cumulative gap	$423,612	$(679,920)	$(630,075)	$(1,089,444)	$106,719	$106,719
Cumulative gap as a percentage of total assets:
At December 31, 2006	2.9%	(4.6)%	(4.3)%	(7.4)%	0.7%	0.7%
At December 31, 2005	6.4%	3.6%	2.4%	8.6%	0.4%	0.9%

(1)	Based upon contractual maturity, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon experience and third-party projections.
(2)

Includes non-interest bearing deposits. At December 31, 2006, 30% of checking deposits, 56% of savings deposits, and 64% of money market deposits are included in amounts repricing within one year. At December 31, 2005, 27% of checking deposits, 46% of savings deposits, and 58% of money market deposits are included in amounts repricing within one year.

(3)

Includes $3.0 billion of callable borrowings. Based on December 31, 2006 interest rates, the 1-3 year category includes the projected call of $2.1 billion of callable borrowings, with the remaining $0.9 billion in the over 3 year category.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TCF Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TCF Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Minneapolis, Minnesota

February 15, 2007

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2006	2005

Assets
Cash and due from banks	$348,980	$374,701
Investments	170,129	79,943
Securities available for sale	1,816,126	1,648,615
Education loans held for sale	144,574	229,820
Loans and leases:
Consumer home equity and other	5,945,077	5,206,275
Commercial real estate	2,390,653	2,297,500
Commercial business	551,995	435,203
Leasing and equipment finance	1,818,165	1,503,794
Subtotal	10,705,890	9,442,772
Residential real estate	627,790	770,441
Total loans and leases	11,333,680	10,213,213
Allowance for loan and lease losses	(58,543)	(55,823)
Net loans and leases	11,275,137	10,157,390
Premises and equipment	406,087	365,146
Goodwill	152,599	152,599
Other assets	356,102	380,380
Total assets	$14,669,734	$13,388,594

Liabilities and Stockholders’ Equity
Deposits:
Checking	$4,348,256	$4,298,145
Savings	2,351,580	2,238,562
Money market	585,779	677,028
Certificates of deposit	2,483,635	1,915,620
Total deposits	9,769,250	9,129,355
Short-term borrowings	214,112	472,126
Long-term borrowings	3,374,428	2,511,010
Total borrowings	3,588,540	2,983,136
Accrued expenses and other liabilities	278,570	277,631
Total liabilities	13,636,360	12,390,122
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 131,660,749 and 184,386,193 shares issued	1,317	1,844
Additional paid-in capital	343,744	476,884
Retained earnings, subject to certain restrictions	784,011	1,536,611
Accumulated other comprehensive loss	(34,926)	(21,215)
Treasury stock at cost, 1,242,413 and 50,609,970 shares, and other	(60,772)	(995,652)
Total stockholders’ equity	1,033,374	998,472
Total liabilities and stockholders’ equity	$14,669,734	$13,388,594

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2006	2005	2004

Interest income:
Loans and leases	$769,590	$636,172	$527,178
Securities available for sale	98,035	81,479	80,643
Loans held for sale	15,009	10,921	11,533
Investments	3,504	3,450	3,455
Total interest income	886,138	732,022	622,809

Interest expense:
Deposits	195,324	97,406	42,581
Borrowings	153,284	116,926	88,337
Total interest expense	348,608	214,332	130,918
Net interest income	537,530	517,690	491,891
Provision for credit losses	20,689	8,586	18,627
Net interest income after provision for credit losses	516,841	509,104	473,264

Non-interest income:
Fees and service charges	270,166	262,636	275,120
Card revenue	92,084	79,803	63,463
ATM revenue	37,760	40,730	42,935
Investments and insurance revenue	10,695	10,665	12,558
Subtotal	410,705	393,834	394,076
Leasing and equipment finance	53,004	47,387	50,323
Other	25,755	26,350	22,887
Fees and other revenue	489,464	467,571	467,286
Gains on sales of securities available for sale	—	10,671	22,600
Total non-interest income	489,464	478,242	489,886

Non-interest expense:
Compensation and employee benefits	341,857	326,526	322,824
Occupancy and equipment	114,618	103,900	95,617
Advertising and promotions	26,926	25,691	26,353
Operating lease depreciation	14,347	7,335	1,843
Other	151,449	143,484	132,037
Total non-interest expense	649,197	606,936	578,674
Income before income tax expense	357,108	380,410	384,476
Income tax expense	112,165	115,278	129,483
Net income	$244,943	$265,132	$254,993

Net income per common share:
Basic	$1.90	$2.00	$1.87
Diluted	$1.90	$2.00	$1.86
Dividends declared per common share	$.92	$.85	$.75

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

					Accumulated
	Number of				Other
	Common		Additional		Comprehensive	Treasury
	Shares	Common	Paid-in	Retained	(Loss)/	Stock
(Dollars in thousands)	Issued	Stock	Capital	Earnings	Income	and Other	Total

Balance, December 31, 2003	185,026,710	$925	$502,166	$1,234,804	$5,652	$(822,689)	$920,858
Comprehensive income (loss):
Net income	—	—	—	254,993	—	—	254,993
Other comprehensive loss	—	—	—	—	(7,067)	—	(7,067)
Comprehensive income (loss)	—	—	—	254,993	(7,067)	—	247,926
Dividends on common stock	—	925	(925)	(104,037)	—	—	(104,037)
Repurchase of 3,984,890 shares	—	—	—	—	—	(116,134)	(116,134)
Issuance of 150,174 shares	—	—	(2,609)	—	—	2,609	—
Cancellation of shares	(62,980)	(1)	(1,220)	—	—	—	(1,221)
Cancellation of shares for tax withholding	(24,636)	—	—	—	—	—	—
Amortization of stock compensation	—	—	6,905	—	—	—	6,905
Exercise of stock options,155,832 shares	—	—	(689)	—	—	2,685	1,996
Stock compensation tax benefits	—	—	2,242	—	—	—	2,242
Allocation of TCF Stock for employer match to the 401k plan	—	—	—	—	—	(117)	(117)
Change in shares held in trust for deferred compensation plans, at cost	—	—	(328)	—	—	328	—

Balance, December 31, 2004	184,939,094	$1,849	$505,542	$1,385,760	$(1,415)	$(933,318)	$958,418
Comprehensive income (loss):
Net income	—	—	—	265,132	—	—	265,132
Other comprehensive loss	—	—	—	—	(19,800)	—	(19,800)
Comprehensive income (loss)	—	—	—	265,132	(19,800)	—	245,332
Dividends on common stock	—	—	—	(114,543)	—	—	(114,543)
Repurchase of 3,450,000 shares	—	—	—	—	—	(93,499)	(93,499)
Issuance of 526,900 shares	—	—	(9,658)	—	—	9,658	—
Cancellation of shares	(114,004)	(1)	(14,616)	262	—	—	(14,355)
Cancellation of shares for tax withholding	(438,897)	(4)	—	—	—	—	(4)
Amortization of stock compensation	—	—	5,830	—	—	—	5,830
Exercise of stock options, 66,064 shares	—	—	(648)	—	—	1,225	577
Stock compensation tax benefits	—	—	10,716	—	—	—	10,716
Change in shares held in trust for deferred compensation plans, at cost	—	—	(20,282)	—	—	20,282	—

Balance, December 31, 2005	184,386,193	$1,844	$476,884	$1,536,611	$(21,215)	$(995,652)	$998,472
Comprehensive income (loss):
Net income	—	—	—	244,943	—	—	244,943
Other comprehensive loss	—	—	—	—	(374)	—	(374)
Comprehensive income (loss)	—	—	—	244,943	(374)	—	244,569
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(13,337)	—	(13,337)
Dividends on common stock	—	—	—	(121,405)	—	—	(121,405)
Repurchase of 3,900,000 shares	—	—	—	—	—	(101,045)	(101,045)
Issuance of 738,890 shares	—	—	(13,874)	—	—	13,874	—
Retirement of treasury stock	(52,500,000)	(525)	(126,765)	(876,667)	—	1,003,957	—
Cancellation of shares	(134,635)	(1)	(490)	529	—	—	38
Cancellation of shares for tax withholding	(90,809)	(1)	(2,451)	—	—	—	(2,452)
Amortization of stock compensation	—	—	7,499	—	—	—	7,499
Exercise of stock options, 28,667 shares	—	—	(192)	—	—	546	354
Stock compensation tax benefits	—	—	20,681	—	—	—	20,681
Change in shares held in trust for deferred compensation plans, at cost	—	—	(17,548)	—	—	17,548	—
Balance, December 31, 2006	131,660,749	$1,317	$343,744	$784,011	$(34,926)	$(60,772)	$1,033,374

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$244,943	$265,132	$254,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,807	47,039	39,996
Provision for credit losses	20,689	8,586	18,627
Proceeds from sales of loans held for sale	284,455	102,491	1,051,276
Principal collected on loans held for sale	17,235	13,152	8,090
Originations and purchases of loans held for sale	(216,468)	(191,061)	(879,450)
Net increase in other assets and accrued expenses and other liabilities	(41,884)	(103,721)	(53,529)
Gains on sales of assets	(5,790)	(24,277)	(23,306)
Other, net	(1,407)	11,115	11,292
Total adjustments	116,637	(136,676)	172,996
Net cash provided by operating activities	361,580	128,456	427,989

Cash flows from investing activities:
Principal collected on loans and leases	3,904,907	4,438,169	3,833,653
Originations and purchases of loans	(4,065,389)	(4,519,419)	(4,193,962)
Purchases of equipment for lease financing	(1,050,530)	(828,304)	(703,712)
Proceeds from sales of securities available for sale	—	1,017,711	1,437,066
Proceeds from maturities and principal collected on securities available for sale	229,014	247,152	347,304
Purchases of securities available for sale	(397,504)	(1,314,638)	(1,911,905)
Purchases of federal funds sold	(448,000)	(11,000)	(7,505,000)
Proceeds of federal funds sold	377,000	11,000	7,505,000
Purchases of Federal Home Loan Bank stock	(68,948)	(53,876)	(53,344)
Proceeds from redemptions of Federal Home Loan Bank stock	49,466	75,952	23,202
Proceeds from sales of real estate owned	32,417	22,496	40,654
Acquisitions, net of cash acquired	—	—	(4,326)
Purchases of premises and equipment	(79,614)	(86,900)	(77,788)
Proceeds from sales of premises and equipment	7,714	28,250	1,915
Sales of deposits, net of cash paid	—	(16,542)	—
Proceeds from sale of mortgage servicing rights	41,160	—	781
Other, net	15,308	19,160	11,924
Net cash used by investing activities	(1,452,999)	(970,789)	(1,248,538)

Cash flows from financing activities:
Net increase in deposits	639,895	1,153,127	360,796
Net decrease in short-term borrowings	(258,014)	(583,985)	(629,510)
Proceeds from long-term borrowings	1,206,403	1,687,308	2,800,614
Payments on long-term borrowings	(321,830)	(1,203,086)	(1,505,847)
Purchases of common stock	(101,045)	(93,499)	(116,134)
Dividends paid on common stock	(121,405)	(114,543)	(104,037)
Stock compensation tax benefits	20,681	10,716	2,242
Other, net	1,013	1,198	2,168
Net cash provided by financing activities	1,065,698	857,236	810,292
Net (decrease) increase in cash and due from banks	(25,721)	14,903	(10,256)
Cash and due from banks at beginning of year	374,701	359,798	370,054
Cash and due from banks at end of year	$348,980	$374,701	$359,798

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$331,345	$200,246	$126,228
Income taxes	$96,324	$151,161	$145,716
Transfer of loans and leases to other assets	$41,088	$26,574	$23,963

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of TCF Financial Corporation and its wholly owned subsidiaries. TCF Financial Corporation (“TCF” or the “Company”) a Delaware corporation, is a financial holding company engaged primarily in community banking and leasing and equipment finance through its primary subsidiaries, TCF National Bank and TCF National Bank Arizona, collectively (“TCF Bank”). TCF Bank owns leasing and equipment finance, investment and insurance sales and Real Estate Investment Trust (“REIT”) subsidiaries. These subsidiaries are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Policies Related to Critical Accounting Estimates

Summary of Critical Accounting Estimates Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, lease financings and income taxes. Critical accounting policies are discussed with and reviewed by TCF’s Audit Committee.

Allowance for Loan and Lease Losses The allowance for loan and lease losses is maintained at a level believed by management to be appropriate to provide for probable loan and lease losses inherent in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Management’s judgement as to the amount of the allowance is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, geographic location and prevailing economic conditions. Additionally, the level of impaired and non-performing assets, historical net charge-off amounts, delinquencies in the loan and lease portfolios, values of underlying loan and lease collateral and other relevant factors are reviewed to determine the amount of the allowance. In 2005, TCF refined its allowance for loan and lease losses allocation methodology resulting in an allocation of the entire allowance for loan and lease losses to the individual loan and lease portfolios. This change resulted in the allocation of the previous unallocated portion of the allowance for loan and lease losses. Impaired loans include all non-accrual and restructured commercial real estate and commercial business loans and equipment finance loans. Consumer loans, residential real estate loans and leases are excluded from the definition of an impaired loan. Loan impairment is measured as the present value of the expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the collateral for collateral-dependent loans. Consumer loans, residential loans, smaller-balance commercial loans and leases and equipment finance loans are segregated by loan type and sub-type, and are evaluated on a pool basis. Loans and leases are charged off to the extent they are deemed to be uncollectible. The amount of the allowance for loan and lease losses is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known.

Lease Financing TCF provides various types of lease financing that are classified for accounting purposes as direct financing, sales-type or operating leases. Leases that transfer substantially all of the benefits and risks of equipment ownership to the lessee are classified as direct financing or sales-type leases and are included in loans and leases. Direct financing and sales-type leases are carried at the combined present value of the future minimum lease payments and the lease residual value. The determination of the lease classification requires various judgments and estimates by management including the fair value of the equipment at lease inception, useful life of the equipment under lease, estimate of the lease residual value and collectibility of minimum lease payments.

Sales-type leases generate dealer profit which is recognized at lease inception by recording lease revenue net of the lease cost. Lease revenue consists of the present value of the future minimum lease payments. Lease cost consists of the leased equipment’s book value, less the present value of its residual. The revenues associated with other types of leases are recognized over the term of the underlying leases. Interest income on direct financing and sales type leases is recognized using methods which approximate a level yield over the fixed, non-cancelable term of the leases. TCF receives pro-rata rent payments for the interim period until the lease contract commences and the fixed, non-cancelable, lease term begins. TCF recognizes these interim payments in the month they are earned and records the income in interest income on direct finance leases. Management has policies and procedures in place for the determination of lease classification and review of the related judgments and estimates for all lease financings.

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

Leases which do not transfer substantially all benefits and risks of ownership to the lessee are classified as operating leases. Operating leases represent a rental agreement where ownership of the underlying equipment resides with the lessor. Such leased equipment and related initial direct costs are included in other assets on the balance sheet and are depreciated on a straight-line basis over the term of the lease to its estimated salvage value. Depreciation expense is recorded as operating lease expense and included in non-interest expense. Operating lease rental income is recognized when it is due according to the provisions of the lease and is reflected as a component of non-interest income. An allowance for lease losses is not provided on operating leases.

Income Taxes Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax-basis carrying amount. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of federal and state income tax laws, the difference between the tax reporting basis and the financial reporting basis of assets and liabilities, estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefit of tax positions are recorded in income tax expense in the consolidated financial statements net of the estimates of ultimate amounts due or owed including any applicable interest and penalties. Changes in the estimated amounts due or owed may result from closing of the statute of limitations on tax returns, new legislation, clarification of existing legislation, through government pronouncements, the courts, and through the examination process.

Other Significant Accounting Policies

Investments Investments are carried at cost, adjusted for amortization of premiums or accretion of discounts, using methods which approximate a level yield. TCF periodically evaluates investments for “other than temporary” impairment.

Securities Available for Sale Securities available for sale are carried at fair value with the unrealized holding gains or losses, net of related deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis and gains or losses on sales of securities available for sale are recognized on trade dates. Declines in the value of securities available for sale that are considered other than temporary are recorded in non-interest income as a loss on securities available for sale. TCF periodically evaluates securities available for sale for “other than temporary” impairment. Discounts and premiums on securities available for sale are amortized using methods which approximate a level yield over the life of the security.

Education Loans Held for Sale Education loans held for sale are carried at the lower of cost or market value. Net fees and costs associated with originating and acquiring loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans held for sale. Gains on sales are recorded at the settlement date and cost is determined on a specific identification basis.

Loans and Leases Net direct fees and costs associated with originating and acquiring loans and leases are deferred and amortized over the lives of the loan or lease. The net direct fees and costs for sales-type leases are offset against revenues recorded at the commencement of sales-type leases. Discounts and premiums on loans purchased, net direct fees and costs, unearned discounts and finance charges, and unearned lease income are amortized using methods which approximate a level yield over the estimated remaining lives of the loans and leases.

Loans and leases, including loans or leases that are considered to be impaired, are reviewed regularly by management and are placed on non-accrual status when the collection of interest or principal is 90 days or more past due (150 days or six payments past due for loans secured by residential real estate), unless the loan or lease is adequately secured and in the process of collection. Loans secured by residential real estate are placed on non-accrual status upon notification of bankruptcy if they are delinquent. If they are current at notification they are placed on non-accrual status at 90 days or four payments or more past due or after a partial charge-off. When a loan or lease is placed on non-accrual status, uncollected interest accrued in prior years is charged off against the allowance for loan and lease losses and interest accrued in the current year is reversed. For non-accrual leases that have been funded on a non-recourse basis by third-party financial institutions, the related debt is also placed on non-accrual status. Interest payments received on loans and leases in non-accrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible.

Premises and Equipment Premises and equipment, including leasehold improvements, are carried at cost and are depreciated or amortized on a straight-line basis over estimated useful lives of owned assets and for leasehold improvements over the estimated useful life of the related asset or the lease term, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Rent expense for leased land with facilities is recognized in occupancy and equipment expense. Rent expense for leases with free rent periods or scheduled rent increases is recognized on a straight-line basis over the lease term.

Other Real Estate Owned Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property at the date of transfer to other real estate owned. The fair value of other real estate is determined through independent third-party appraisals, automated valuation methods or broker opinions. At the time a loan is transferred to other real estate owned, any carrying amount in excess of the fair value less estimated costs to sell the property is charged off to the allowance for loan and lease losses. Subsequently, should the fair value of an asset, less the estimated costs to sell, decline to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in other non-interest expense. Net operating expenses of properties and recoveries on sales of other real estate owned are also recorded in other non-interest expense.

Investments in Affordable Housing Limited Partnerships Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. TCF generally utilizes the effective yield method to account for these investments with the tax credits net of the amortization of the investment reflected in the Consolidated Statements of Income as a reduction of income tax expense. However, depending on circumstances, the equity or cost methods may be utilized. The amount of the investment along with any unfunded equity contributions which are unconditional and legally binding are recorded in other assets. A liability for the unfunded equity contributions is recorded in other liabilities. At December 31, 2006, TCF’s investments in affordable housing limited partnerships were $43 million, compared with $47 million at December 31, 2005 and were recorded in other assets.

Four of these investments in affordable housing limited partnerships are considered variable interest entities. These partnerships are not consolidated with TCF. As of December 31, 2006 and 2005, the carrying amount of these four investments was $39.7 million and $43.7 million, respectively. These amounts included $1.8 million and $2.3 million of unconditional unfunded equity contributions as of December 31, 2006 and 2005, respectively, which are recorded in other liabilities. Thus, the maximum exposure to loss on these four investments was $39.7 million at December 31, 2006; however, the general partner of these partnerships provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by a AA credit-rated company and significantly limit any risk of loss.

Intangible Assets Goodwill is tested for impairment annually. Deposit base intangibles are amortized over 10 years on an accelerated basis. The Company reviews the recoverability of the carrying values of these assets at least annually or earlier whenever an event occurs indicating that they may be impaired.

Stock-Based Compensation The fair value of restricted stock is amortized to compensation expense, with a corresponding increase in additional paid-in capital, over the longer of the service period or performance period, but in no event beyond an employee’s retirement date. For performance-based restricted stock, TCF estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. Non-forfeitable dividends are recorded to retained earnings for shares of restricted stock which are expected to vest and to compensation expense for shares of restricted stock which are not expected to vest.

Income tax benefits related to stock compensation in excess of grant date fair value are recognized as an increase to additional paid-in capital upon vesting and delivery of the stock. Any income tax benefits that are less than grant date fair value would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then as compensation expense for the remaining amount. See Note 15 for additional information concerning stock-based compensation.

Deposit Account Overdrafts Deposit account overdrafts are reported in consumer or commercial loans. Net losses on uncollectible overdrafts are reported as net charge-offs in the allowance for loan and lease losses within 60 days from the date of overdraft. Uncollectible deposit fees are reversed against fees and service charges and a related reserve for uncollectible deposit fees is maintained in other liabilities. Other deposit account losses are reported in other non-interest expense. See Note 25 for additional information concerning deposit account overdrafts.

Note 2. Cash and Due from Banks

At December 31, 2006, TCF was required by Federal Reserve Board regulations to maintain reserve balances of $84.4 million in cash on hand or at the Federal Reserve Bank.

Note 3. Investments

The carrying values of investments, which approximate their fair values, consist of the following.

	At December 31,
(In thousands)	2006	2005
Federal Home Loan Bank stock, at cost:
Des Moines	$73,630	$53,970
Chicago and Topeka	4,617	4,795
Subtotal	78,247	58,765
Federal Reserve Bank stock, at cost	20,023	20,646
Interest-bearing deposits with banks	859	532
Federal funds sold	71,000	—
Total investments	$170,129	$79,943

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

The carrying values and yields on investments at December 31, 2006, by contractual maturity, are shown below.

	Carrying
(Dollars in thousands)	Value	Yield
Due in one year or less	$71,859	5.21%
No stated maturity (1)	98,270	4.55
Total	$170,129	4.83

(1) Balance represents Federal Reserve Bank and Federal Home Loan Bank stock, required regulatory investments.

Note 4. Securities Available for Sale

Securities available for sale consist of the following.

	At December 31,
	2006				2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
Federal agencies	$1,843,744	$880	$(34,046)	$1,810,578	$1,675,203	$874	$(33,921)	$1,642,156
Other	4,719	—	(171)	4,548	5,655	—	(196)	5,459
Other securities	1,000	—	—	1,000	1,000	—	—	1,000
Total	$1,849,463	$880	$(34,217)	$1,816,126	$1,681,858	$874	$(34,117)	$1,648,615
Weighted-average yield	5.37%				5.26%

Gross gains of $10.7 million and $22.6 million were recognized on sales of securities available for sale during 2005 and 2004, respectively. There were no sales of securities available for sale during 2006. Mortgage-backed securities aggregating $1.7 billion and $1.5 billion were pledged as collateral to secure certain deposits and borrowings at December 31, 2006 and 2005, respectively (see Notes 10 and 11 for additional information).

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006. Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues. TCF has the ability and intent to hold these investments until a recovery of fair value. Accordingly, TCF has concluded that the unrealized losses are temporary, and no other than temporary impairment has occurred at December 31, 2006.

	At December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
Federal agencies	$270,636	$(570)	$1,271,984	$(33,476)	$1,542,620	$(34,046)
Other	—	—	4,101	(171)	4,101	(171)
Total	$270,636	$(570)	$1,276,085	$(33,647)	$1,546,721	$(34,217)

	At December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
Federal agencies	$1,375,282	$(31,250)	$64,769	$(2,671)	$1,440,051	$(33,921)
Other	—	—	4,712	(196)	4,712	(196)
Total	$1,375,282	$(31,250)	$69,481	$(2,867)	$1,444,763	$(34,117)

Note 5. Loans and Leases

The following table sets forth information about loans and leases, excluding loans held for sale.

	At December 31,		Percentage
(Dollars in thousands)	2006	2005	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$3,781,458	$3,375,380	12.0%
Junior lien	2,101,210	1,773,308	18.5
Total consumer home equity	5,882,668	5,148,688	14.3
Other	62,409	57,587	8.4
Total consumer home equity and other	5,945,077	5,206,275	14.2
Commercial:
Commercial real estate:
Permanent	2,201,996	2,117,953	4.0
Construction and development	188,657	179,547	5.1
Total commercial real estate	2,390,653	2,297,500	4.1
Commercial business	551,995	435,203	26.8
Total commercial	2,942,648	2,732,703	7.7
Leasing and equipment finance:(1)
Equipment finance loans	492,062	387,171	27.1
Lease financings:
Direct financing leases	1,423,226	1,180,370	20.6
Sales-type leases	22,694	18,495	22.7
Lease residuals	34,671	32,882	5.4
Unearned income and deferred lease costs	(154,488)	(115,124)	(34.2)
Total lease financings	1,326,103	1,116,623	18.8
Total leasing and equipment finance	1,818,165	1,503,794	20.9
Total consumer, commercial and leasing and equipment finance	10,705,890	9,442,772	13.4
Residential real estate	627,790	770,441	(18.5)
Total loans and leases	$11,333,680	$10,213,213	11.0

(1) Operating leases of $80.4 million and $56.7 million at December 31, 2006 and 2005, respectively, are included in Other Assets on the Consolidated Statements of Financial Condition.

The aggregate amount of loans to non-management directors of TCF and their related interests was $44.1 million and $55.5 million at December 31, 2006 and 2005, respectively. During 2006, $105 thousand of new loans were made, $5.2 million of loans were repaid and $6.3 million of loans were removed due to the composition of outside directors and their related interests. All loans to outside directors and their related interests were made in the ordinary course of business on normal credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate amount of loans to executive officers of TCF was $30 thousand and $115 thousand at December 31, 2006 and 2005, respectively. In the opinion of management, the above mentioned loans to outside directors and their related interests and executive officers do not represent more than a normal risk of collection.

Future minimum lease payments for direct financing and sales-type leases as of December 31, 2006 are as follows.

(In thousands)	Total
2007	$516,704
2008	364,753
2009	245,090
2010	150,641
2011	75,466
Thereafter	22,189
Total	$1,374,843

Note 6. Allowance for Loan and Lease Losses

Following is a summary of the allowance for loan and lease losses and selected statistics.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Balance at beginning of year	$55,823	$75,393	$76,619
Change in accounting principle (1)	—	—	(4,159)
Adjusted balance at beginning of year	55,823	75,393	72,460
Provision for credit losses	20,689	8,586	18,627
Charge-offs	(33,221)	(47,904)	(34,595)
Recoveries	15,252	19,748	17,110
Net charge-offs	(17,969)	(28,156)	(17,485)
Acquired allowance	—	—	1,791
Balance at end of year	$58,543	$55,823	$75,393
Net charge-offs as a percentage of average loans and leases	.17%	.29%	.20%
Allowance for loan and lease losses as a percentage of total loans and leases at year end	.52	.55	.80

(1) See Note 25: Accounting for Deposit Account Overdrafts.

Information relating to impaired loans and non-accrual loans and leases is as follows.

	At or For the Year Ended December 31,
(In thousands)	2006	2005	2004
Impaired loans and leases:
Balance, at year-end	$17,512	$3,791	$8,092
Related allowance for loan and lease losses, at year-end (1)	2,470	1,642	3,668
Average impaired loans and leases	8,169	5,345	9,840
Interest income recognized on impaired loans and leases (cash basis)	603	76	108
Other non-accrual loans and leases:
Balance, at year-end	25,673	25,857	38,786
Interest income recognized on non-accrual loans and leases (cash basis)	978	960	1,409
Contractual interest on non-accrual loans and leases (2)	3,557	2,900	3,881

(1) There were no impaired loans and leases at December 31, 2006, 2005 and 2004 which did not have a related allowance for loan and lease losses.

(2) Represents interest which would have been recorded had the loans and leases performed in accordance with their contractual terms.

At December 31, 2006, 2005 and 2004, TCF had no material loans or leases outstanding with terms that had been modified in troubled debt restructurings. There were no material commitments to lend additional funds to customers whose loans or leases were classified as non-accrual at December 31, 2006. At December 31, 2006, accruing loans and leases delinquent for 90 days or more was $12.2 million, compared with $6.5 million at December 31, 2005.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows.

	At December 31,
(In thousands)	2006	2005
Land	$118,656	$100,605
Office buildings	218,171	194,078
Leasehold improvements	54,474	50,537
Furniture and equipment	273,412	254,450
Subtotal	664,713	599,670
Less accumulated depreciation and amortization	258,626	234,524
Total	$406,087	$365,146

TCF leases certain premises and equipment under operating leases. Net lease expense including utilities and other operating expenses was $32.9 million, $30.2 million and $25.4 million in 2006, 2005 and 2004, respectively.

At December 31, 2006, the total minimum rental payments for operating leases were as follows.

(In thousands)
2007	$27,200
2008	24,090
2009	21,856
2010	20,345
2011	17,599
Thereafter	96,653
Total	$207,743

Note 8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized as follows.

	At December 31,
	2006			2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Deposit base intangibles	$21,180	$20,224	$956	$21,180	$18,594	$2,586
Mortgage servicing rights	—	—	—	82,389	45,055	37,334
Total	$21,180	$20,224	$956	$103,569	$63,649	$39,920
Unamortizable intangible assets:
Goodwill related to the banking segment	$141,245		$141,245	$141,245		$141,245
Goodwill related to the leasing segment	11,354		11,354	11,354		11,354
Total	$152,599		$152,599	$152,599		$152,599

Amortization expense for intangible assets was $2.9 million, $11.8 million and $14.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The existing balance of deposit base intangibles will be fully amortized by the end of 2007.

The activity in mortgage servicing rights and the related valuation allowance is summarized as follows.

	Year Ended December 31,
(In thousands)	2006	2005	2004
Mortgage servicing rights at beginning of year	$38,334	$49,942	$54,036
Amortization	(1,285)	(10,108)	(13,091)
Impairment write-down	—	(1,500)	—
Loan originations	—	—	8,997
Sale of mortgage servicing rights	(37,049)	—	—
Mortgage servicing rights at end of year	—	38,334	49,942
Valuation allowance at beginning of year	(1,000)	(3,500)	(2,000)
Recovery (impairment)	1,000	1,000	(1,500)
Impairment write-down	—	1,500	—
Valuation allowance at end of year	—	(1,000)	(3,500)
Mortgage servicing rights, net	$—	$37,334	$46,442

Mortgage servicing rights are included in other assets in the Consolidated Statements of Financial Condition.

Note 9. Deposits

Deposits are summarized as follows.

	At December 31,
	2006			2005
	Rate at		% of	Rate at		% of
(Dollars in thousands)	Year End	Amount	Total	Year End	Amount	Total
Checking:
Non-interest bearing	—%	$2,428,223	24.9%	—%	$2,463,703	27.0%
Interest bearing	1.86	1,920,033	19.6	1.60	1,834,442	20.1
Total checking	.82	4,348,256	44.5	.69	4,298,145	47.1
Savings	2.54	2,351,580	24.1	1.77	2,238,562	24.5
Money market	2.76	585,779	6.0	1.97	677,028	7.4
Total checking, savings, and money market	1.53	7,285,615	74.6	1.14	7,213,735	79.0
Certificates of deposit	4.66	2,483,635	25.4	3.51	1,915,620	21.0
Total deposits	2.33	$9,769,250	100.0%	1.64	$9,129,355	100.0%

At December 31, 2006, TCF had approximately $235 million of deposits held for sale related to the pending sale of 10 outstate Michigan branches.

Certificates of deposit had the following remaining maturities at December 31, 2006.

(In thousands)	$100,000
Maturity	Minimum	Other	Total
0-3 months	$274,009	$527,419	$801,428
4-6 months	210,417	614,209	824,626
7-12 months	134,066	475,234	609,300
13-24 months	27,469	144,464	171,933
25-36 months	8,774	35,045	43,819
37-48 months	2,666	12,367	15,033
49-60 months	2,227	10,893	13,120
Over 60 months	786	3,590	4,376
Total	$660,414	$1,823,221	$2,483,635

Note 10. Short-term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) for each of the years in the three year period ended December 31, 2006.

	2006		2005		2004
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

At December 31,
Federal funds purchased	$125,000	5.39%	$270,000	4.30%	$219,000	2.29%
Securities sold under repurchase agreements	86,788	4.95	29,101	3.86	568,319	2.38
Federal Home Loan Bank advances	—	—	150,000	4.03	250,000	2.41
Line of credit	—	—	16,500	5.15	14,000	3.18
U.S. Treasury, tax and loan borrowings	2,324	4.99	6,525	3.89	4,792	1.92
Total	$214,112	5.20	$472,126	4.21	$1,056,111	2.37

Year ended December 31,
Average daily balance
Federal funds purchased	$502,200	5.06%	$308,062	3.46%	$203,216	1.45%
Securities sold under repurchase agreements	53,087	4.63	518,953	3.13	528,942	1.53
Federal Home Loan Bank advances	24,657	4.57	68,630	2.84	57,513	2.02
Line of credit	1,893	5.38	18,075	4.52	15,316	2.78
U.S. Treasury, tax and loan borrowings	15,015	5.31	3,945	3.06	4,119	1.02
Total	$596,852	5.03	$917,665	3.25	$809,106	1.57

Maximum month-end balance
Federal funds purchased	$645,000	N.A.	$583,000	N.A.	$336,000	N.A.
Securities sold under repurchase agreements	188,162	N.A.	828,378	N.A.	614,641	N.A.
Federal Home Loan Bank advances	200,000	N.A.	350,000	N.A.	300,000	N.A.
Line of credit	27,000	N.A.	56,000	N.A.	43,000	N.A.
U.S. Treasury, tax and loan borrowings	145,493	N.A.	10,949	N.A.	30,438	N.A.

N.A.  Not Applicable.

The securities underlying the repurchase agreements are book entry securities. During the borrowing period, book entry securities were delivered by entry into the counterparties’ accounts through the Federal Reserve System. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, but have agreed to resell to TCF identical or substantially the same securities upon the maturities of the agreements. At December 31, 2006, all of the securities sold under repurchase agreements provided for the repurchase of identical securities and were collateralized by mortgage-backed securities having a fair value of $98.7 million.

TCF Financial Corporation (parent company only) has a $105 million line of credit maturing in April 2007, which is unsecured and contains certain covenants common to such agreements. TCF is not in default with respect to any of its covenants under the credit agreement at December 31, 2006. The interest rate on the line of credit is based on either the prime rate or LIBOR. TCF has the option to select the interest rate index and term for advances on the line of credit. There was no balance outstanding under the line of credit at December 31, 2006.

Note 11. Long-term Borrowings

Long-term borrowings consist of the following.

	At December 31,
		2006		2005
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2006	$—	—%	$303,000	5.22%
	2007	200,000	3.65	200,000	3.65
	2009	117,000	5.26	122,500	5.25
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
	2015	1,400,000	4.16	1,400,000	4.16
	2016	1,100,000	4.49	—	—
Subtotal		3,117,000	4.58	2,325,500	4.45
Subordinated bank notes	2014	74,545	5.27	74,373	5.27
	2015	49,458	5.37	49,305	5.37
	2016	74,337	5.63	—	—
Subtotal		198,340	5.43	123,678	5.31
Discounted lease rentals	2006	—	—	28,193	6.49
	2007	27,566	7.13	18,323	6.79
	2008	16,000	7.30	6,569	7.03
	2009	7,390	7.27	1,811	7.02
	2010	2,287	7.16	336	7.18
	2011	431	7.25	—	—
Subtotal		53,674	7.20	55,232	6.68
Other borrowings	2006	—	—	2,200	4.50
	2007	2,222	4.50	2,200	4.50
	2008	2,226	4.51	2,200	4.50
	2009	966	5.00	—	—
Subtotal		5,414	4.59	6,600	4.50
Total long-term borrowings		$3,374,428	4.49	$2,511,010	4.54

At December 31, 2006, TCF has pledged residential real estate loans, consumer loans, commercial real estate loans and FHLB stock with an aggregate carrying value of $3.8 billion as collateral for FHLB advances. Included in FHLB advances and repurchase agreements at December 31, 2006 are $417 million of fixed-rate FHLB advances, which are callable quarterly by our counterparties at par until maturity. In addition, TCF has $1.6 billion of repurchase agreements and $900 million of FHLB advances which are callable during various years from 2008 through 2011. If $325 million of FHLB Des Moines advances are called, replacement funding will be provided by the FHLB Des Moines at the then-prevailing market rate of interest for the remaining term-to-maturity, subject to standard terms and conditions. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period.

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at December 31, 2006 were as follows.

(Dollars in thousands)	Next	Weighted-	Stated	Weighted-
	Call	Average	Maturity	Average
Year	Date	Rate	Date	Rate
2007	$417,000	5.24%	—	—
2008	1,100,000	4.11	—	—
2009	1,000,000	4.45	$117,000	5.26%
2010	300,000	4.33	100,000	6.02
2011	100,000	4.82	200,000	4.85
2015	—	—	1,400,000	4.16
2016	—	—	1,100,000	4.49
Total	$2,917,000	4.44	$2,917,000	4.44

The $75 million of subordinated notes due 2014 have a fixed-rate coupon of 5% through June 14, 2009, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.63%. The $50 million of subordinated notes due 2015 have a fixed-rate coupon of 5% through March 14, 2010, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par after June 14, 2009, and March 14, 2010, respectively. The $75 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5%. These subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations.

For certain equipment leases, TCF utilizes its lease rentals and underlying equipment as collateral to borrow from other financial institutions at fixed rates on a non-recourse basis. In the event of a default by the customer on these financings, the other financial institution has a first lien on the underlying leased equipment and TCF is only entitled to residual proceeds in excess of the outstanding borrowing balance. Additionally, in the case of non-recourse financings, the other financial institution has no further recourse against TCF.

Note 12. Income Taxes

(In thousands)	Current	Deferred	Total
Year ended December 31, 2006:
Federal	$112,465	$(439)	$112,026
State	1,830	(1,691)	139
Total	$114,295	$(2,130)	$112,165
Year ended December 31, 2005:
Federal	$120,793	$(7,241)	$113,552
State	1,788	(62)	1,726
Total	$122,581	$(7,303)	$115,278
Year ended December 31, 2004:
Federal	$148,043	$(21,765)	$126,278
State	3,918	(713)	3,205
Total	$151,961	$(22,478)	$129,483

The effective income tax rate differs from the federal income tax rate of 35% as a result of the following.

	Year Ended December 31,
	2006	2005	2004
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) in income tax expense resulting from:
State income tax, net of federal income tax benefit	.03	.29	.80
Deductible stock dividends	(1.14)	(1.17)	(1.01)
Investments in affordable housing limited partnerships	(.60)	(.64)	(.65)
Changes in uncertain tax positions	(1.72)	(3.67)	(.68)
Other, net	(.16)	.49	.22
Effective income tax rate	31.41%	30.30%	33.68%

The significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows.

	At December 31,
(In thousands)	2006	2005
Deferred tax assets:
Restricted stock and deferred compensation plans	$30,817	$33,225
Allowance for loan and lease losses	21,531	20,780
Securities available for sale	11,748	12,028
Other	6,947	6,760
Total deferred tax assets	71,043	72,793
Deferred tax liabilities:
Lease financing	94,928	95,541
Loan fees and discounts	24,000	22,466
Premises and equipment	9,220	6,007
Investments in affordable housing	3,244	3,021
Investments in FHLB Stock	3,112	3,116
Pension and postretirement benefits	1,241	8,110
Mortgage servicing rights	—	10,996
Other	8,870	6,205
Total deferred tax liabilities	144,615	155,462
Net deferred tax liabilities	$73,572	$82,669

The Company has determined that a valuation allowance for deferred tax assets is not necessary.

Note 13. Stockholders’ Equity

Restricted Retained Earnings  Retained earnings at December 31, 2006 includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to bad debt reserves and deducted for federal income tax purposes and is generally not available for payment of cash dividends or other distributions to shareholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Shareholder Rights Plan  Each share of TCF common stock outstanding includes one preferred share purchase right. TCF’s preferred share purchase rights will become exercisable only if a person or group acquires or announces an offer to acquire 15% or more of TCF’s common stock. When exercisable, each right will entitle the holder to buy one one-hundredth of a share of a new series of junior participating preferred stock at a price of $200. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either TCF’s common stock or shares in an “acquiring entity” at half of the market value. TCF’s Board of Directors is generally entitled to redeem the rights at $.001 per right at any time before they become exercisable. The rights will expire on June 9, 2009, if not previously redeemed or exercised.

Treasury Stock and Other Treasury stock and other consists of the following.

	At December 31,
(In thousands)	2006	2005
Treasury stock, at cost	$(27,827)	$(945,159)
Shares held in trust for deferred compensation plans, at cost	(32,945)	(50,493)
Total	$(60,772)	$(995,652)

TCF purchased 3.9 million, 3.5 million and 4 million shares of its common stock during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, TCF had 2.8 million shares remaining in its stock repurchase programs authorized by the Board. In November 2006, TCF retired 52.5 million shares of treasury stock which reduced additional paid-in capital and retained earnings by $126.8 million and $876.7 million, respectively.

Shares Held in Trust for Deferred Compensation Plans  TCF has deferred compensation plans that previously allowed eligible executives, senior officers and certain other employees to defer payment of up to 100% of their base salary and bonus as well as grants of restricted stocks. There were no company contributions to these plans, other than payment of administrative expenses. The amounts deferred are invested in TCF stock or other publicly traded stocks, bonds or mutual funds. Directors were and still are allowed to defer up to 100% of their fees and restricted stock awards. At December 31, 2006, the fair value of the assets in the plans totaled $140 million and included $117.9 million invested in TCF common stock. The cost of TCF common stock held by TCF’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.

Note 14. Regulatory Capital Requirements

TCF is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a direct material effect on TCF’s financial statements. Also, in general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net profits for the current year combined with its retained net profits for the preceding two calendar years without prior approval of the Office of the Comptroller of the Currency.

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the minimum and well-capitalized capital requirements.

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:
Tier 1 leverage capital
TCF	$914,128	6.33%	$432,993	3.00%	N.A.	N.A.
TCF National Bank	821,273	5.70	432,374	3.00	$720,623	5.00%
Tier 1 risk-based capital
TCF	914,128	8.65	422,678	4.00	634,016	6.00
TCF National Bank	821,273	7.79	421,941	4.00	632,911	6.00
Total risk-based capital
TCF	1,173,073	11.10	845,355	8.00	1,056,694	10.00
TCF National Bank	1,080,218	10.24	843,881	8.00	1,054,851	10.00
As of December 31, 2005:
Tier 1 leverage capital
TCF	$863,955	6.61%	$392,306	3.00%	N.A.	N.A.
TCF National Bank	835,121	6.39	392,000	3.00	$653,333	5.00%
Tier 1 risk-based capital
TCF	863,955	8.79	393,128	4.00	589,693	6.00
TCF National Bank	835,121	8.52	392,275	4.00	588,413	6.00
Total risk-based capital
TCF	1,049,615	10.68	786,257	8.00	982,821	10.00
TCF National Bank	1,020,781	10.41	784,551	8.00	980,688	10.00

N.A. Not Applicable.

At December 31, 2006, TCF, TCF National Bank and TCF National Bank Arizona exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and the OCC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

Note 15. Stock Compensation

Effective January 1, 2006, TCF adopted Statement of Financial Accounting Standards No.123R, Share-Based Payment, for the accounting for stock compensation. The adoption of this Statement had no material impact on TCF’s financial statements as TCF was previously accounting for stock compensation under Statement of Financial Accounting Standards No. 123. Both Statements utilize the fair value method at grant date (“Grant Date Fair Value”) for stock compensation and expense such cost. With the adoption of SFAS 123R, TCF eliminated its unamortized stock compensation from Treasury Stock and Other against Additional Paid-in Capital in its Consolidated Statements of Financial Condition. Also, TCF now reports cash retained from excess tax benefits on stock compensation (“stock compensation tax benefits”) as cash flows from financing activities in its Consolidated Statements of Cash Flows. Unamortized stock compensation and stock compensation tax benefits were reclassified in prior periods to conform to the current period presentation.

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

Income tax benefits related to stock compensation in excess of grant date fair value are recognized as an increase to additional paid-in capital upon vesting and delivery of the stock. Any income tax benefits that are less than grant date fair value would be recognized as a reduction of additional paid-in capital to the extent of excess income tax benefits previously added to additional paid-in capital and then as compensation expense for the remaining amount.

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel. Under the Program, no more than 5% of the shares of TCF common stock outstanding on the date of initial shareholder approval may be awarded. At December 31, 2006, there were 4,082,971 shares reserved for issuance under the Program, including 231,133 shares related to outstanding stock options that are fully vested.

At December 31, 2006, there were 1,500,541 shares of performance-based restricted stock that will vest only if certain earnings per share goals and service conditions are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited. Other restricted stock grants vest over periods from three to seven years. The weighted-average grant date fair value of restricted stock was $25.31, $27.78 and $28.14 for shares granted in 2006, 2005 and 2004, respectively. Compensation expense for restricted stock totaled $7.0 million, $4.7 million and $6.4 million in 2006, 2005 and 2004, respectively. The recognized tax benefit for stock compensation expense was $2.3 million, $1.6 million and $2.2 million in 2006, 2005 and 2004, respectively. Unrecognized stock compensation for restricted stock awards was $19.6 million with a weighted-average remaining amortization period of 2 years at December 31, 2006, compared with $20.4 million with a weighted-average remaining amortization period of 1.8 years at December 31, 2005 and $13.2 million with a weighted-average remaining amortization period of 1.4 years at December 31, 2004.

TCF has also issued stock options under the Program that generally become exercisable over a period of one to 10 years from the date of the grant and expire after 10 years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant. As of December 31, 2006 and 2005, all outstanding stock options are vested. Stock options outstanding and exercisable at December 31, 2006 had exercise prices ranging from $11.78 to $16.64, a weighted-average exercise price of $13.93 and a weighted-average contractual life of two years.

The following table reflects TCF’s stock option and restricted stock transactions under the Program since December 31, 2003.

	Restricted Stock		Stock Options
				Exercise Price
					Weighted-
	Shares	Price Range	Shares	Range	Average
Outstanding at December 31, 2003	3,061,154	$9.87-$20.38	481,696	$3.44-$16.64	$12.88
Granted	149,120	24.33- 30.28	—	—	—
Exercised	—	—	(155,832)	3.44- 16.64	12.81
Forfeited	(62,980)	11.05- 30.13	—	—	—
Vested	(115,068)	11.05- 24.10	—	—	—
Outstanding at December 31, 2004	3,032,226	9.87- 30.28	325,864	5.71- 16.64	12.91
Granted	526,400	25.97- 28.71	—	—	—
Exercised	—	—	(66,064)	5.71- 16.64	9.60
Forfeited	(111,185)	11.05- 30.28	—	—	—
Vested	(1,138,165)	9.87- 21.85	—	—	—
Outstanding at December 31, 2005	2,309,276	9.87- 30.28	259,800	11.78- 16.64	13.76
Granted	713,900	25.18- 26.69	—	—	—
Exercised	—	—	(28,667)	11.78- 16.09	12.33
Forfeited	(133,535)	9.87- 30.28	—	—	—
Vested	(270,300)	18.03- 24.10	—	—	—
Outstanding at December 31, 2006	2,619,341	9.87- 30.28	231,133	11.78- 16.64	13.93
Exercisable at December 31, 2006	N.A.	N.A.	231,133	11.78- 16.64	13.93

N.A. Not Applicable.

Note 16. Employee Benefit Plans

Employee Stock Purchase Plan  The TCF Employees Stock Purchase Plan generally allows participants to make contributions of up to 50% of their salary and bonus on a tax-deferred basis. TCF matches the contributions of all participants with TCF common stock at the rate of 50 cents per dollar, with a maximum company contribution of 3% of the employee’s salary. Effective April 1, 2006, TCF amended the TCF Employees Stock Purchase Plan to increase the employer match to 75 cents per dollar for employees with five through nine years of service, up to a maximum company contribution of 4.5% of the employee’s salary and bonus, and to $1 per dollar for employees with ten or more years of service, up to a maximum company contribution of 6% of the employee’s salary and bonus. Employee contributions vest immediately while the Company’s matching contributions are subject to a graduated vesting schedule based on an employee’s years of vesting service with full vesting after five years. Employees have the opportunity to diversify and invest their vested account balance in various mutual funds or TCF common stock. At December 31, 2006, the fair value of the assets in the plan totaled $227.6 million and included $207.8 million invested in TCF common stock. The Company’s matching contributions are expensed when made. TCF’s contributions to the plan were $5.1 million, $4.3 million and $4 million in 2006, 2005 and 2004, respectively.

Pension Plan  The TCF Cash Balance Pension Plan (the “Pension Plan”) is a qualified defined benefit plan covering eligible employees who are at least 21 years old and have completed a year of eligibility service with TCF. Employees hired after June 30, 2004 are not eligible to participate in the Pension Plan. TCF previously made a monthly allocation to the participant’s account based on a percentage of the participants’ compensation. The percentage was based on the sum of the participant’s age and years of employment with TCF and includes interest on the account balance based on the five-year Treasury rate plus 25 basis points for 2006 and 2005. TCF amended the Pension Plan to discontinue compensation credits for all participants effective March 31, 2006. Interest credits will continue to be paid until participants’ accounts are distributed from the Pension Plan. All unvested participant accounts were vested on March 31, 2006.

TCF accounts for the Pension Plan in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 87 “Employers’ Accounting for Pensions” as amended by SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. The Company does not consolidate the assets and liabilities associated with the Pension Plan.

The measurement of the projected benefit obligation, prepaid pension asset, pension liability and annual pension expense involves complex actuarial valuation methods and the use of actuarial and economic assumptions. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from the actuarial-based estimates. Differences between estimates and actual experience are required to be deferred and under certain circumstances amortized over the future expected working lifetime of plan participants. As a result, these differences are not recognized when they occur. TCF closely monitors all assumptions and updates them annually.

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

In 2006, the Financial Accounting Standards Board, (“FASB”), issued SFAS 158. For fiscal years ending after December 15, 2006, it requires companies to reflect each defined benefit and other postretirement benefits plan's funded status on the company’s balance sheet. TCF has implemented these provisions for the year ended December 31, 2006. SFAS 158 also requires TCF to change its measurement date from September 30 to December 31 on or before December 31, 2008.

The impact of initial application of SFAS 158 on individual items of TCF’s Consolidated Statements of Financial Condition at December 31, 2006 is as follows.

	Balance Before		Balance After
	Application of		Application of
(In thousands)	SFAS 158	Adjustment	SFAS 158
Prepaid pension cost (included in other assets)	$23,922	$(16,410)	$7,512
Accrued postretirement plan obligation (included in other liabilities)	5,239	4,171	9,410
Net deferred tax liability	80,816	(7,244)	73,572
Accumulated other comprehensive loss	(21,589)	(13,337)	(34,926)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows.

	Postretirement
(In thousands)	Pension Plan	Plan	Total
Transition obligation	$—	$101	$101
Net loss	3,397	223	3,620

The following table sets forth the status of the Pension Plan and the Postretirement Plan at the dates indicated.

	Pension Plan		Postretirement Plan
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2006	2005	2006	2005
Benefit obligation:
Accrued participant balance — vested	$58,718	$56,436	N.A.	N.A.
Accrued participant balance — unvested	—	3,038	N.A.	N.A.
Subtotal	58,718	59,474	N.A.	N.A.
Present value of future service and benefits	(1,953)	2,602	N.A.	N.A.
Total projected benefit obligation	$56,765	$62,076	N.A.	N.A.
Accumulated benefit obligation	$56,765	$55,611	N.A.	N.A.
Change in benefit obligation:
Benefit obligation at beginning of year	$62,076	$55,214	$8,656	$9,675
Service cost — benefits earned during the year	1,421	5,303	26	35
Interest cost on projected benefit obligation	3,109	3,428	433	552
Plan amendments	(6,479)	—	—	(207)
Actuarial loss (gain)	3,370	1,678	1,341	(249)
Benefits paid	(6,732)	(3,547)	(1,046)	(1,150)
Projected benefit obligation at end of year	56,765	62,076	9,410	8,656
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	61,950	58,561	—	—
Actual return on plan assets	5,059	6,936	—	—
Benefits paid	(6,732)	(3,547)	(1,046)	(1,150)
TCF contributions	4,000	—	1,046	1,150
Fair value of plan assets at end of year	64,277	61,950	—	—
Funded status of plans:
Funded status at end of year	7,512	(126)	(9,410)	(8,656)
Unamortized transition obligation	—	—	605	706
Unamortized prior service cost	—	(421)	—	—
Actuarial net loss	16,410	23,626	3,566	2,344
Prepaid (accrued) benefit cost at end of year (before application of SFAS 158)	$23,922	$23,079	$(5,239)	$(5,606)
Amounts recognized in Statement of Financial Condition after the application of SFAS 158:
Prepaid (accrued) benefit cost at end of year	$7,512	$23,079	$(9,410)	$(5,606)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss, before tax:
Transition obligation	—	—	605	—
Accumulated actuarial net loss	16,410	—	3,566	—
Accumulated other comprehensive loss (AOCL), before tax	16,410	—	4,171	—
Total prepaid (accrued) benefit cost and AOCL	$23,922	$23,079	$(5,239)	$(5,606)

N.A. Not Applicable.

The measurement dates used for determining the Pension Plan and the Postretirement Plan projected and accumulated benefit obligations and the date used to value plan assets were September 30, 2006 and 2005. The discount rate and rate of increase in future compensation used to measure the benefit obligation were as follows.

	Pension Plan		Postretirement Plan
	Year Ended December 31,		Year Ended December 31,
Assumptions used to determine benefit obligations	2006	2005	2006	2005
Discount rate	5.5%	5.25%	5.5%	5.25%
Rate of compensation increase	N.A.	4.0	N.A.	N.A.

N.A. Not Applicable.

Net periodic benefit cost included in compensation and employee benefits expense consists of the following.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2006	2005	2004	2006	2005	2004
Service cost	$1,421	$5,303	$4,632	$26	$35	$53
Interest cost	3,109	3,428	3,164	433	552	672
Expected return on plan assets	(5,023)	(5,727)	(5,955)	—	—	—
Amortization of transition obligation	—	—	—	101	131	210
Amortization of prior service cost	(21)	(249)	(233)	—	—	—
Recognized actuarial loss	4,072	1,050	—	119	139	215
Plan amendment/curtailment gain	(400)	—	—	—	—	—
Net periodic benefit cost	$3,158	$3,805	$1,608	$679	$857	$1,150

The discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation used to determine the net benefit cost were as follows.

	Pension Plan				Postretirement Plan
Assumptions used to	Year Ended December 31,				Year Ended December 31,
determine net benefit cost	2006		2005	2004	2006	2005	2004
Discount rate	5.25/5.5	%(1)	6.0%	6.0%	5.25%	6.0%	6.0%
Expected long-term rate of return on plan assets	8.75		8.75	8.5	N.A.	N.A.	N.A.
Rate of compensation increase	4.0		4.0	4.5	N.A.	N.A.	N.A.

(1) Due to a curtailment and liability remeasurement as of February 1, 2006 for the Pension Plan, the discount rate used to determine net benefit cost was increased from 5.25% for the period ending February 1, 2006 to 5.5% for the period ended December 31, 2006.

N.A. Not Applicable.

TCF’s Pension Plan assets are invested in index mutual funds that are designed to mirror the performance of the Standard and Poor’s 500 and the Morgan Stanley Capital International U.S. Mid-Cap 450 indexes, at targeted weightings of 75% and 25%, respectively. Prior to December 2004, the assets were managed by external investment managers on a discretionary basis subject to certain restrictions and limitations.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year weighted-average return of the indexes consistent with the Plan’s current investment strategy was 9.6%, net of administrative expenses. Although past performance is no guarantee of the future results, TCF is not aware of any reasons why it should not be able to achieve the assumed future (beginning 2007) average long term annual returns of 8.5%, net of administrative expenses, on plan assets over complete market cycles. A 1% difference in the expected return on plan assets would result in a $581 thousand change in net periodic pension expense.

The discount rate used to determine TCF’s pension and postretirement benefit obligations as of December 31, 2006 and December 31, 2005 was determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by Moody’s. Bonds containing call or put provisions were excluded. The average estimated duration of TCF’s Pension and Postretirement Plans varied between seven and eight years. In prior years, the discount rate was determined based on the Moody’s AA and Citigroup Pension Liability long-term bond indexes.

The actual return on plan assets, net of administrative expenses was 8.5% for 2006 and 11.5% for 2005. In 2005, the actuarial loss decreased by $1.7 million due to the 11.5% rate of return on plan assets. In 2006, the amendment to discontinue compensation credits effective April 1, 2006 decreased the actuarial loss by $6.5 million, net of an increase due to the vesting of all participants. The increase in the discount rate from 5.25% at December 31, 2005 to 5.5% at December 31, 2006 decreased the actuarial loss by $926 thousand. The increase in the interest crediting rate from 4.75% at December 31, 2005 to 5.0% at December 31, 2006 increased the actuarial loss by $657 thousand. Various plan participant census changes increased the actuarial loss by $3.6 million in 2006. The decrease in the actuarial loss in 2005 was primarily due to the actual return on plan assets and various plan participant census changes, partially offset by an increase due to the change in the discount rate assumption from 6.0% to 5.25%.

For 2006, TCF is eligible to contribute an additional $4.5 million to the Pension Plan until the 2006 federal income tax return has been filed under various IRS funding methods, but is not required to make any contributions. TCF currently has no plans to contribute to the Pension Plan in 2007. TCF expects to contribute $1 million to the Postretirement Plan in 2007. TCF contributed $1 million to the Postretirement Plan in 2006. TCF currently has no plans to pre-fund the Postretirement Plan in 2007.

The following are expected future benefit payments used to determine projected benefit obligations.

	Pension	Postretirement
(In thousands)	Plan	Plan
2007	$6,994	$987
2008	5,234	980
2009	4,836	964
2010	4,795	925
2011	4,463	893
2012-2016	19,724	4,020

The following table presents assumed health care cost trend rates for the Postretirement Plan at December 31, 2006 and 2005.

	2006	2005
Health care cost trend rate assumed for next year	7.4%	8.6%
Final health care cost trend rate	5%	5%
Year that final health care trend rate is reached	2009	2009

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$19	$(16)
Effect on postretirement benefits obligations	379	(342)

Note 17. Financial Instruments with Off-Balance Sheet Risk

TCF is a party to financial instruments with off-balance sheet risk, primarily to meet the financing needs of its customers. These financial instruments, which are issued or held for purposes other than trading, involve elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

TCF’s exposure to credit loss, in the event of non-performance by the counterparty to the financial instrument, for commitments to extend credit and standby letters of credit is represented by the contractual amount of the commitments. TCF uses the same credit policies in making these commitments as it does for making direct loans. TCF evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer.

Financial instruments with off-balance sheet risk are summarized as follows.

	At December 31,
(In thousands)	2006	2005
Commitments to extend credit:
Consumer home equity and other	$1,889,100	$1,750,738
Commercial	618,055	811,652
Leasing and equipment finance	91,271	87,909
Other	79,444	77,766
Total commitments to extend credit	2,677,870	2,728,065
Loans serviced with recourse	—	71,332
Standby letters of credit and guarantees on industrial revenue bonds	96,285	100,892
Total	$2,774,155	$2,900,289

Commitments to Extend Credit Commitments to extend credit are agreements to lend provided there is no violation of any condition in the contract. These commitments generally have fixed expiration dates or termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral to secure these commitments predominantly consists of residential and commercial real estate.

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

Note 18. Fair Values of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. Fair value estimates are subjective in nature, involving uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

The carrying amounts of cash and due from banks, investments and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization. Securities available for sale are carried at fair value, which is based on quoted market prices. Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.

The following methods and assumptions are used by the Company in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

Loans  The fair value of residential loans is estimated based on quoted market prices of loans with similar characteristics. For certain variable-rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. The fair values of other loans are estimated by discounting contractual cash flows, adjusted for prepayment estimates, using interest rates currently being offered for loans with similar terms to borrowers with similar credit risk characteristics.

Deposits  The fair value of checking, savings and money market deposits is deemed equal to the amount payable on demand. The fair value of certificates of deposit is estimated based on discounted cash flow analyses using actual rates offered for FHLB advances, which represents TCF’s primary alternative source of funds. The intangible value of long-term relationships with depositors is not taken into account in the fair values disclosed.

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

The carrying amounts of certain of the Company’s financial instruments approximate their fair value. The carrying amounts and fair values of the Company’s remaining financial instruments are set forth in the following table.

	At December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Education loans held for sale	$144,574	$145,464	$229,820	$233,192
Loans:
Consumer home equity and other:
Home equity lines of credit (1)	1,232,315	1,232,315	1,389,741	1,389,741
Closed-end loans and other	4,712,762	4,597,165	3,816,534	3,768,008
Total consumer home equity and other	5,945,077	5,829,480	5,206,275	5,157,749
Commercial real estate	2,390,653	2,377,243	2,297,500	2,296,035
Commercial business	551,995	551,319	435,203	432,925
Equipment finance loans	492,062	489,105	387,171	381,668
Residential real estate	627,790	615,373	770,441	760,545
Allowance for loan losses (2)	(48,480)	—	(43,856)	—
Total financial instrument assets	$10,103,671	$10,007,984	$9,282,554	$9,262,114
Financial instrument liabilities:
Checking, savings and money market deposits	$7,285,615	$7,285,615	$7,213,735	$7,213,735
Certificates of deposit	2,483,635	2,471,847	1,915,620	1,899,994
Short-term borrowings	214,112	214,112	472,126	472,126
Long-term borrowings	3,374,428	3,359,300	2,511,010	2,525,867
Total financial instrument liabilities	$13,357,790	$13,330,874	$12,112,491	$12,111,722
Financial instruments with off-balance-sheet risk:(3)
Commitments to extend credit (4)	$35,254	$35,254	$33,274	$33,274
Standby letters of credit (5)	(200)	(200)	(126)	(126)
Loans serviced with recourse (5)	—	—	(75)	(75)
Total financial instruments with off-balance-sheet risk	$35,054	$35,054	$33,073	$33,073

(1)     Excludes fixed-term amounts under lines of credit included in closed-end loans.

(2)     Excludes the allowance for lease losses.

(3)     Positive amounts represent assets, negative amounts represent liabilities.

(4)     Carrying amounts are included in other assets.

(5)     Carrying amounts are included in accrued expenses and other liabilities.

Note 19. Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table.

	Year Ended December 31,
(Dollars in thousands, except per-share data)	2006	2005	2004
Basic Earnings Per Common Share
Net income	$244,943	$265,132	$254,993
Weighted-average shares outstanding	131,614,386	134,652,568	139,656,829
Restricted stock	(2,604,836)	(2,274,032)	(3,040,397)
Weighted-average common shares outstanding for basic earnings per common share	129,009,550	132,378,536	136,616,432
Basic earnings per common share	$1.90	$2.00	$1.87
Diluted Earnings Per Common Share
Net income	$244,943	$265,132	$254,993
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	129,009,550	132,378,536	136,616,432
Net dilutive effect of:
Restricted stock	110,455	226,179	375,631
Stock options	105,480	137,144	182,577
Weighted-average common shares outstanding for diluted earnings per common share	129,225,485	132,741,859	137,174,640
Diluted earnings per common share	$1.90	$2.00	$1.86

All shares of restricted stock are deducted from weighted-average shares outstanding for the computation of basic earnings per common share. Shares of performance-based restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved. All other shares of restricted stock, which vest over specified time periods, and stock options are included in the calculation of diluted earnings per common share, using the treasury stock method.

Note 20. Comprehensive Income

Comprehensive income is the total of net income and other comprehensive loss, which for TCF is unrealized gains and losses on investment securities available for sale. The following table summarizes the components of comprehensive income.

	Year Ended December 31,
(In thousands)	2006	2005	2004
Net income	$244,943	$265,132	$254,993
Other comprehensive loss:
Unrealized holding (losses) gains arising during the period on securities available for sale	(94)	(20,360)	11,522
Reclassification adjustment for gains included in net income	—	(10,671)	(22,600)
Income tax (expense) benefit	(280)	11,231	4,011
Total other comprehensive loss	(374)	(19,800)	(7,067)
Comprehensive income	$244,569	$245,332	$247,926

Note 21. Other Expense

Other expense consists of the following.

	Year Ended December 31,
(In thousands)	2006	2005	2004
Other deposit account losses	$17,455	$16,821	$14,365
Card processing and issuance	16,986	15,588	12,446
Postage and courier	14,532	14,303	14,002
Telecommunications	12,702	12,305	12,459
Office supplies	10,255	10,009	9,891
ATM processing	8,956	8,935	9,171
Foreclosed real estate, net	3,684	2,253	(174)
Federal deposit insurance and OCC assessments	3,033	2,777	2,682
Deposit base intangible amortization	1,629	1,659	1,662
Other	62,217	58,834	55,533
Total other expense	$151,449	$143,484	$132,037

Note 22. Business Segments

Banking and leasing and equipment finance have been identified as reportable operating segments. Banking includes the following operating units that provide financial services to customers: deposits and investments products, commercial banking, consumer lending and treasury services. Management of TCF’s banking operations are organized by state. The separate state operations have been aggregated for purposes of segment disclosures. Leasing and equipment finance provides a broad range of comprehensive leasing and equipment finance products addressing the financing needs of diverse businesses. In addition, TCF’s bank holding company (“Parent Company”) and corporate functions provide data processing, bank operations and other professional services to the operating segments.

TCF evaluates performance and allocates resources based on the segments’ net income. The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals. The “other” category in the table below includes TCF’s parent company, corporate functions and mortgage banking.

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Year Ended December 31, 2006:
Revenues from external customers:
Interest income	$763,846	$122,292	$—	$—	$886,138
Non-interest income	428,413	53,004	8,047	—	489,464
Total	$1,192,259	$175,296	$8,047	$—	$1,375,602
Net interest income	$477,453	$58,659	$445	$973	$537,530
Provision for credit losses	18,121	2,568	—	—	20,689
Non-interest income	428,413	53,004	134,645	(126,598)	489,464
Non-interest expense	585,512	56,932	132,378	(125,625)	649,197
Income tax expense (benefit)	93,786	18,773	(394)	—	112,165
Net income	$208,447	$33,390	$3,106	$—	$244,943
Total assets	$14,256,595	$1,989,230	$131,509	$(1,707,600)	$14,669,734

At or For the Year Ended December 31, 2005:
Revenues from external customers:
Interest income	$634,312	$97,596	$114	$—	$732,022
Non-interest income	425,017	47,465	5,760	—	478,242
Total	$1,059,329	$145,061	$5,874	$—	$1,210,264
Net interest income	$455,549	$57,014	$2,780	$2,347	$517,690
Provision for credit losses	4,593	3,993	—	—	8,586
Non-interest income	425,017	47,465	125,337	(119,577)	478,242
Non-interest expense	549,586	48,596	125,984	(117,230)	606,936
Income tax expense	96,505	18,493	280	—	115,278
Net income	$229,882	$33,397	$1,853	$—	$265,132
Total assets	$12,931,312	$1,635,528	$195,355	$(1,373,601)	$13,388,594

At or For the Year Ended December 31, 2004:
Revenues from external customers:
Interest income	$529,281	$89,364	$4,164	$—	$622,809
Non-interest income	426,255	50,697	12,934	—	489,886
Total	$955,536	$140,061	$17,098	$—	$1,112,695
Net interest income	$427,521	$55,699	$7,336	$1,335	$491,891
Provision for credit losses	11,821	6,806	—	—	18,627
Non-interest income	426,255	50,697	109,996	(97,062)	489,886
Non-interest expense	508,421	43,718	122,262	(95,727)	578,674
Income tax expense (benefit)	113,628	20,000	(4,145)	—	129,483
Net income (loss)	$219,906	$35,872	$(785)	$—	$254,993
Total assets	$11,927,658	$1,460,778	$212,701	$(1,224,172)	$12,376,965

Note 23. Parent Company Financial Information

TCF Financial Corporation’s (parent company only) condensed statements of financial condition as of December 31, 2006 and 2005, and the condensed statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004 are as follows.

Condensed Statements of Financial Condition

	At December 31,
(In thousands)	2006	2005
Assets:
Cash	$17,652	$2,670
Investment in bank subsidiaries	975,466	969,638
Dividends receivable from bank subsidiaries	4,691	12,000
Accounts receivable from affiliates	22,237	20,152
Other assets	21,994	22,026
Total assets	$1,042,040	$1,026,486
Liabilities and Stockholders’ Equity:
Short-term borrowings	$—	$16,500
Other liabilities	8,666	11,514
Total liabilities	8,666	28,014
Stockholders’ equity	1,033,374	998,472
Total liabilities and stockholders’ equity	$1,042,040	$1,026,486

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2006	2005	2004
Interest income	$—	$38	$87
Interest expense	232	818	426
Net interest expense	(232)	(780)	(339)
Dividends from TCF National Bank	203,908	165,025	154,146
Other non-interest income:
Affiliate service fees	7,921	10,067	11,859
Other	1,901	746	69
Total other non-interest income	9,822	10,813	11,928
Non-interest expense:
Compensation and employee benefits	7,255	8,618	10,742
Occupancy and equipment	414	403	1,137
Other	2,982	2,386	1,578
Total non-interest expense	10,651	11,407	13,457
Income before income tax benefit and equity in undistributed earnings of subsidiaries	202,847	163,651	152,278
Income tax benefit	1,558	1,342	3,382
Income before equity in undistributed earnings of subsidiaries	204,405	164,993	155,660
Equity in undistributed earnings of bank subsidiaries	40,538	100,139	99,333
Net income	$244,943	$265,132	$254,993

In December 2006, TCF contributed $35 million in initial capital to TCF National Bank Arizona to meet regulatory requirements and to fund its operations.

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$244,943	$265,132	$254,993
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiaries	(33,229)	(107,548)	(92,524)
Other, net	(18,713)	(13,594)	1,722
Total adjustments	(51,942)	(121,142)	(90,802)
Net cash provided by operating activities	193,001	143,990	164,191
Cash flows from investing activities:
Capital distribution from TCF National Bank	75,000	50,000	75,000
Investment in TCF National Bank Arizona	(35,000)	—	—
Purchases of premises and equipment, net	(104)	(28)	(155)
Net cash provided by investing activities	39,896	49,972	74,845
Cash flows from financing activities:
Dividends paid on common stock	(121,405)	(114,543)	(104,037)
Purchases of common stock	(101,045)	(93,499)	(116,134)
Net increase (decrease) in short-term borrowings	(16,500)	2,500	(23,000)
Stock compensation tax benefits	20,681	10,716	2,242
Other, net	354	577	1,996
Net cash used by financing activities	(217,915)	(194,249)	(238,933)
Net increase (decrease) in cash	14,982	(287)	103
Cash at beginning of year	2,670	2,957	2,854
Cash at end of year	$17,652	$2,670	$2,957

Note 24. Litigation and Contingent Liabilities

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

Note 25. Accounting for Deposit Account Overdrafts

During the fourth quarter of 2006, TCF changed its accounting policy for deposit account overdrafts to a more preferred method under generally accepted accounting principles and regulatory guidance. Previously, certain deposit account overdraft balances were presented net in deposits and net losses on uncollectible overdrafts were reported in deposit account losses in non-interest expense. TCF now reports all overdraft balances in either consumer or commercial loans. Net losses on uncollectible overdrafts are reported as net charge-offs in the allowance for loan and lease losses. In addition, the portion of the allowance for loan and lease losses related to uncollectible deposit fees was transferred to other liabilities.

All prior period amounts have been reclassified to conform to the new accounting policy. This accounting change had no impact on net income for any period presented. The following schedules illustrate the changes for all periods presented.

Retrospective Effect of Change in Accounting Principle

	Increase/(Decrease)
(In thousands)	2005	2004
Statements of Financial Condition
Loans and leases	$18,661	$31,913
Allowance for loan and lease losses	(4,573)	(4,485)
Deposits	18,661	31,913
Accrued expenses and other liabilities	4,573	4,485

Statements of Income
Provision for credit losses	3,565	7,680
Fees and service charges	(88)	(325)
Other non-interest expense	(3,653)	(8,005)

Statements of Cash Flow
Provision for credit losses	3,565	7,680
Net increase in other assets and accrued expenses and other liabilities	(17,433)	(20,021)
Originations and purchases of loans	13,252	(10,350)
Other, net (Investing)	13,868	12,342
Net increase in deposits	(13,252)	10,350

Other Financial Information
Charge-offs	17,521	20,347
Less recoveries	13,868	12,342
Net charge-offs	$3,653	$8,005

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	At
(Dollars in thousands,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
except per-share data)	2006	2006	2006	2006	2005	2005	2005	2005
Selected Financial Condition Data:
Loans and leases excluding education and residential real estate loans	$10,705,890	$10,496,031	$10,231,268	$9,824,661	$9,442,772	$9,159,271	$8,904,496	$8,619,770
Securities available for sale	1,816,126	1,770,427	1,781,995	1,816,135	1,648,615	1,318,787	1,406,575	1,785,520
Residential real estate loans	627,790	659,477	695,214	732,912	770,441	815,893	884,141	950,469
Subtotal	2,443,916	2,429,904	2,477,209	2,549,047	2,419,056	2,134,680	2,290,716	2,735,989
Goodwill	152,599	152,599	152,599	152,599	152,599	152,599	152,599	152,599
Total assets	14,669,734	14,319,387	14,222,561	13,851,936	13,388,594	12,761,770	12,637,616	12,755,354
Checking, savings and money market deposits	7,285,615	7,224,223	7,261,327	7,461,186	7,213,735	7,012,038	6,721,399	6,727,189
Certificates of deposit	2,483,635	2,454,469	2,382,273	2,128,723	1,915,620	1,866,425	1,728,842	1,685,486
Total deposits	9,769,250	9,678,692	9,643,600	9,589,909	9,129,355	8,878,463	8,450,241	8,412,675
Short-term borrowings	214,112	376,397	561,374	346,528	472,126	1,084,933	1,045,582	878,390
Long-term borrowings	3,374,428	2,976,133	2,778,277	2,688,131	2,511,010	1,547,690	1,899,047	2,098,878
Stockholders’ equity	1,033,374	1,031,189	977,385	968,300	998,472	967,069	954,557	926,343

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005
Selected Operations Data:
Net interest income	$135,887	$135,033	$135,442	$131,168	$129,282	$128,070	$131,285	$129,053
Provision for credit losses	10,073	5,288	4,177	1,151	5,396	5,445	1,417	(3,672)
Net interest income after provision for credit losses	125,814	129,745	131,265	130,017	123,886	122,625	129,868	132,725
Non-interest income:
Fees and other revenues	118,831	129,512	123,622	117,499	124,938	122,617	113,201	106,815
Gains on sales of securities available for sale	—	—	—	—	—	995	4,437	5,239
Total non-interest income	118,831	129,512	123,622	117,499	124,938	123,612	117,638	112,054
Non-interest expense	165,562	162,389	160,966	160,280	156,631	151,862	150,190	148,253
Income before income tax expense	79,083	96,868	93,921	87,236	92,193	94,375	97,316	96,526
Income tax expense	25,350	30,941	26,860	29,014	26,653	28,889	26,675	33,061
Net income	$53,733	$65,927	$67,061	$58,222	$65,540	$65,486	$70,641	$63,465
Per common share:
Basic earnings	$.42	$.51	$.52	$.45	$.50	$.50	$.53	$.47
Diluted earnings	$.42	$.51	$.52	$.45	$.50	$.50	$.53	$.47
Dividends declared	$.23	$.23	$.23	$.23	$.2125	$.2125	$.2125	$.2125
Financial Ratios:
Return on average assets (1)	1.49%	1.86%	1.92%	1.71%	2.01%	2.07%	2.22%	2.03%
Return on average common equity (1)	20.68	26.44	27.75	23.82	27.09	27.41	30.23	27.18
Net interest margin (1)	4.07	4.11	4.22	4.25	4.31	4.43	4.53	4.56
Net charge-offs (recoveries) as a percentage of average loans and leases (1) (2)	.24	.18	.16	.08	.16	.93	.08	(.03)
Average total equity to average assets	7.20	7.02	6.92	7.18	7.40	7.56	7.36	7.48

(1)      Annualized.

(2)      For the three months ended September 30, 2005, net charge-offs excluding the leveraged lease as a percentage of average loans and leases were .08% (annualized).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2006. Also, there were no changes in the Company’s disclosure controls or internal controls over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for TCF Financial Corporation (the Company). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management completed an assessment of TCF’s internal control over financial reporting as of December 31, 2006. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that TCF’s internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, TCF’s registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006.

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

/s/	Lynn A. Nagorske
Lynn A. Nagorske
Chief Executive Officer and Director

/s/	Thomas F. Jasper
Thomas F. Jasper
Executive Vice President and Chief Financial Officer

/s/	David M. Stautz
David M. Stautz
Senior Vice President, Controller and Assistant Treasurer

February 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TCF Financial Corporation:

We have audited management’s assessment, included in the accompanying Management Report, that TCF Financial Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TCF Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota

February 15, 2007

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF’s definitive Proxy Statement dated March 7, 2007 and incorporated herein by reference: Election of Directors: Background of the Nominees and Other Directors; Were All Stock Ownership Reports Timely Filed by TCF Financial Insiders? and Background of Executives Who are Not Directors.

Information regarding procedures for nominations of Directors is set forth in the section entitled About the Meeting: What is TCF’s Policy on Stockholder Nominations? in TCF’s definitive proxy statement dated March 7, 2007, incorporated herein by reference.

Audit Committee and Financial Expert

Information regarding TCF’s separate standing Audit Committee, its members and financial experts is set forth in the section of TCF’s definitive proxy statement for the 2007 Annual Meeting entitled Election of Directors: Committee Membership, incorporated herein by reference.

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

The Board has determined that Gerald A. Schwalbach, the Audit Committee Chairman, George G. Johnson and Douglas A. Scovanner meet the requirements of an audit committee financial expert. The Board has also determined that Mr. Schwalbach, Mr. Johnson and Mr. Scovanner are independent. Additional information regarding Mr. Schwalbach, Mr. Johnson, Mr. Scovanner and other directors is set forth in the section Background of the Nominees and Other Directors of TCF’s definitive Proxy Statement dated March 7, 2007 and incorporated herein by reference.

Code of Ethics for Senior Financial Management

TCF adopted a code of ethics for senior financial management in March 2003. This code of ethics is available for review at the Company’s website at www.tcfbank.com under the “Corporate Governance” section. Any changes to or waivers of violations of the code of ethics for senior financial management will be posted to the Company’s website. Information regarding the Code of Ethics is set forth in the section of TCF’s definitive proxy statement dated March 7, 2007 entitled Election of Directors: Corporate Governance: Code of Ethics, incorporated herein by reference.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of TCF’s definitive Proxy Statement dated March 7, 2007 and incorporated herein by reference: Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Summary Compensation Table, Grants of Plan Based Awards, Outstanding Equity Awards at Fiscal Year End; Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation and Potential Payments Upon Termination or Change in Control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF’s common stock by TCF’s directors, executive officers, and certain other shareholders and shares authorized under plans is set forth in the sections entitled TCF Stock Ownership of Directors, Officers and 5% Owners and Equity Compensation Plans Approved by Shareholders of TCF’s definitive Proxy Statement dated March 7, 2007 and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between TCF and management is set forth in the section entitled Election of Directors: Director Independence of TCF’s definitive Proxy Statement dated March 7, 2007 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures relating to audit and non-audit services provided by the Company’s independent registered public accounting firm is set forth in the section entitled Audit Committee Report of TCF’s definitive Proxy Statement dated March 7, 2007 and is incorporated herein by reference.

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

3. Exhibits

See Index to Exhibits on page 82 of this report.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF Financial Corporation
Registrant

By	/s/	Lynn A. Nagorske
Lynn A. Nagorske
Chief Executive Officer and Director

Dated: February 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/	William A. Cooper	Chairman of the Board and Director	February 15, 2007
William A. Cooper

/s/	Lynn A. Nagorske	Chief Executive Officer and Director	February 15, 2007
	Lynn A. Nagorske	(Principal Executive Officer)

/s/	Thomas F. Jasper	Executive Vice President and Chief Financial Officer	February 15, 2007
	Thomas F. Jasper	(Principal Financial Officer)

/s/	David M. Stautz	Senior Vice President, Controller and Assistant Treasurer	February 15, 2007
	David M. Stautz	(Principal Accounting Officer)

/s/	Gregory J. Pulles	Vice Chairman, General Counsel,	February 15, 2007
	Gregory J. Pulles	Secretary and Director

/s/	William F. Bieber	Director	February 15, 2007
William F. Bieber

/s/	Rodney P. Burwell	Director	February 15, 2007
Rodney P. Burwell

/s/	Thomas A. Cusick	Director	February 15, 2007
Thomas A. Cusick

/s/	Luella G. Goldberg	Director	February 15, 2007
Luella G. Goldberg

/s/	George G. Johnson	Director	February 15, 2007
George G. Johnson

/s/	Peter L. Scherer	Director	February 15, 2007
Peter L. Scherer

/s/	Gerald A. Schwalbach	Director	February 15, 2007
Gerald A. Schwalbach

/s/	Douglas A. Scovanner	Director	February 15, 2007
Douglas A. Scovanner

/s/	Ralph Strangis	Director	February 15, 2007
Ralph Strangis

Index to Exhibits

Exhibit
No.	Description

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

TCF Financial Incentive Stock Program as amended and restated on March 5, 2004, and approved by Shareholders of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix B to TCF Financial Corporation’s Definitive Proxy Statement filed with the SEC on March 17, 2004]; and as amended by amendment adopted October 16, 2006 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Current Report on Form 8-K filed October 20, 2006]

10(b)-1*

Form of TCF Financial Corporation Incentive Stock Program Performance-Based Restricted Stock Agreement [incorporated by reference to Exhibit 10(b)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed April 29, 2005]

Exhibit
No.	Description

10(b)-2	Form of TCF Financial Corporation Restricted Stock Agreement and Non-solicitation/Confidentiality Agreement

10(b)-3	Summary of Stock Award Program for Consumer Lending and Business Banker Divisions

10(b)-4*

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

Exhibit
No.	Description

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

Form of Non-solicitation Agreement and Change in Control Contract as executed by certain Senior Officers dated December 15, 2005 [incorporated by reference to Exhibit 10(i)-3 of TCF Financial Corporation’s Report 8-K filed December 19, 2005]

10(j)-1

Supplemental Employee Retirement Plan — ESPP Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(j)-2

2005 ESPP SERP (a/k/a TCF Employees Stock Purchase Plan-Supplemental Plan) as amended and restated as effective April 1, 2006 [incorporated by reference to Exhibit 10(j)-2 of TCF Financial Corporation’s Current Report on Form 8-K filed February 9, 2006]; and as amended by amendment adopted April 8, 2006 [incorporated by Exhibit 10(j)-2 to TCF Financial Corporation’s Current Report on Form 8-K filed April 13, 2006]

10(k)

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

Exhibit
No.	Description

10(m)

Amended and Restated Trust Agreement for TCF Financial Corporation Senior Officer Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, No. 00110253]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31] 2000, No. 001-10253]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 001-10253]; and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, No. 001-10253] and 2006 Management Incentive Plan- Executive Agreement [incorporated by reference to TCF Financial Corporation’s Current Report on Form 8-K (filed January 23, 2006)]

10(n)

Directors Stock Program [incorporated by reference to Program filed as Appendix A with TCF Financial Corporation’s Definitive 14A filing of its proxy statement on March 16, 2005, No. 001-10253 and as filed as Exhibit 10(n) of TCF Financial Corporation’s Current Report on Form 8-K filed April 29, 2005]

10(o)

2003 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2003, No. 001-10253];and 2004 Management Incentive Plan — Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2004, No. 001-10253] and 2005 Management Incentive Plan — Executive [incorporated by reference to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]; and 2006 Management Incentive Plan — Executive [incorporated by reference to TCF Financial Corporation’s Current Report on Form 8-K (filed January 25, 2006)]

10(p)

TCF Performance-Based Compensation Policy for Covered Executive Officers as amended and restated effective January 1, 2004, and approved by Shareholders of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix A to TCF Financial Corporation’s Definitive 14A filing of its Proxy Statement (filed March 17, 2004)]

10(r)

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

Exhibit
No.	Description

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

21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2006)

23#	Consent of KPMG LLP dated February 27, 2007

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

* Executive Contract

# Filed herein