Form 10-Q
period 2007-03-31
TCF FINANCIAL CORP
filed 2007-04-26
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 18, 2007
Common Stock, $.01 par value	129,322,154 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information	Pages

Item 1. Financial Statements

Consolidated Statements of Financial Condition at March 31, 2007 and December 31, 2006	3

Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	5

Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2007 and 2006	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three Months Ended March 31, 2007 and 2006	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

Supplementary Information	34

Part II. Other Information

Items 1- 6	35

Signatures	36

Index to Exhibits	37

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	March 31,	December 31,
(Dollars in thousands, except per-share data)	2007	2006
	(Unaudited)
Assets

Cash and due from banks	$282,502	$348,980
Investments	272,273	170,129
Securities available for sale	1,859,244	1,816,126
Education loans held for sale	208,107	144,574
Loans and leases:
Consumer home equity and other	6,041,881	5,945,077
Commercial real estate	2,362,023	2,390,653
Commercial business	561,434	551,995
Leasing and equipment finance	1,849,874	1,818,165
Subtotal	10,815,212	10,705,890
Residential real estate	602,748	627,790
Total loans and leases	11,417,960	11,333,680
Allowance for loan and lease losses	(60,483)	(58,543)
Net loans and leases	11,357,477	11,275,137
Premises and equipment, net	416,570	406,087
Goodwill	152,599	152,599
Other assets	349,603	356,102
Total assets	$14,898,375	$14,669,734

Liabilities and Stockholders’ Equity

Deposits:
Checking	$4,404,950	$4,348,256
Savings	2,415,895	2,351,580
Money market	599,635	585,779
Certificates of deposit	2,477,230	2,483,635
Total deposits	9,897,710	9,769,250
Short-term borrowings	47,376	214,112
Long-term borrowings	3,571,930	3,374,428
Total borrowings	3,619,306	3,588,540
Accrued expenses and other liabilities	319,351	278,570
Total liabilities	13,836,367	13,636,360
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 131,520,842 and 131,660,749 shares issued	1,315	1,317
Additional paid-in capital	350,739	343,744
Retained earnings, subject to certain restrictions	835,218	784,011
Accumulated other comprehensive loss	(32,238)	(34,926)
Treasury stock at cost, 2,214,530 and 1,242,413 shares, and other	(93,026)	(60,772)
Total stockholders’ equity	1,062,008	1,033,374
Total liabilities and stockholders’ equity	$14,898,375	$14,669,734
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per-share data)	2007	2006

Interest income:
Loans and leases	$201,605	$176,983
Securities available for sale	25,105	23,699
Education loans held for sale	4,146	4,347
Investments	2,806	677
Total interest income	233,662	205,706
Interest expense:
Deposits	57,155	39,847
Borrowings	41,030	34,691
Total interest expense	98,185	74,538
Net interest income	135,477	131,168
Provision for credit losses	4,656	1,151
Net interest income after provision for credit losses	130,821	130,017
Non-interest income:
Fees and service charges	62,022	61,555
Card revenue	23,261	21,262
ATM revenue	8,749	9,099
Investments and insurance revenue	2,178	2,488
Subtotal	96,210	94,404
Leasing and equipment finance	14,001	11,915
Other	1,953	8,252
Fees and other revenue	112,164	114,571
Gains on sales of branches and real estate	31,173	2,928
Total non-interest income	143,337	117,499
Non-interest expense:
Compensation and employee benefits	88,093	86,168
Occupancy and equipment	30,451	28,051
Advertising and promotions	5,981	5,716
Other	35,315	37,182
Subtotal	159,840	157,117
Operating lease depreciation	4,360	3,163
Total non-interest expense	164,200	160,280
Income before income tax expense	109,958	87,236
Income tax expense	27,234	29,014
Net income	$82,724	$58,222

Net income per common share:
Basic	$.65	$.45
Diluted	$.65	$.45

Dividends declared per common share	$.2425	$.23
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$82,724	$58,222
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15,953	14,222
Provision for credit losses	4,656	1,151
Proceeds from sales of education loans held for sale	24,776	87,454
Principal collected on education loans held for sale	1,468	2,305
Originations and purchases of education loans held for sale	(90,200)	(94,485)
Net increase (decrease) in other assets and accrued expenses and other liabilities	44,227	(5,527)
Gains on sales of assets, net	(31,173)	(4,530)
Other, net	801	(648)
Total adjustments	(29,492)	(58)
Net cash provided by operating activities	53,232	58,164

Cash flows from investing activities:
Principal collected on loans and leases	843,909	867,027
Originations and purchases of loans	(792,121)	(1,069,523)
Purchases of equipment for lease financing	(150,482)	(176,036)
Proceeds from maturities of and principal collected on securities available for sale	60,293	52,178
Purchases of securities available for sale	(100,422)	(245,476)
Net purchases of federal funds sold	(94,000)	—
Purchases of Federal Home Loan Bank stock	(17,800)	(22,223)
Proceeds from redemptions of Federal Home Loan Bank stock	8,914	33,390
Proceeds from sales of real estate owned	7,283	5,182
Purchases of premises and equipment	(21,459)	(19,782)
Proceeds from sales of premises and equipment	4,809	3,590
Proceeds from sale of mortgage servicing rights	—	15,161
Other, net	5,615	(617)
Net cash used by investing activities	(245,461)	(557,129)

Cash flows from financing activities:
Net increase in deposits	369,868	460,554
Sale of deposits	(213,294)	—
Net decrease in short-term borrowings	(166,737)	(125,598)
Proceeds from long-term borrowings	394,910	385,140
Payments on long-term borrowings	(203,978)	(197,003)
Purchases of common stock	(28,022)	(60,659)
Dividends paid on common stock	(31,633)	(30,754)
Stock compensation tax benefits	2,157	19,965
Other, net	2,480	3,510
Net cash provided by financing activities	125,751	455,155
Net decrease in cash and due from banks	(66,478)	(43,810)
Cash and due from banks at beginning of period	348,980	374,701
Cash and due from banks at end of period	$282,502	$330,891

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$92,601	$69,820
Income taxes	$244	$325
Transfer of loans and leases to other assets	$14,653	$8,803
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock and Other	Total
Balance, December 31, 2005	184,386,193	$1,844	$497,270	$1,536,611	$(21,215)	$(1,016,038)	$998,472

Comprehensive income (loss):
Net income	—	—	—	58,222	—	—	58,222
Other comprehensive loss	—	—	—	—	(16,906)	—	(16,906)
Comprehensive income (loss)	—	—	—	58,222	(16,906)	—	41,316
Dividends on common stock	—	—	—	(30,754)	—	—	(30,754)
Repurchase of 2,400,000 shares	—	—	—	—	—	(60,659)	(60,659)
Issuance of 612,740 shares	—	—	(11,474)	—	—	11,474	—
Cancellation of shares	(89,335)	(1)	(150)	128	—	—	(23)
Cancellation of shares for tax withholding	(76,483)	(1)	(2,071)	—	—	—	(2,072)
Elimination of unamortized stock compensation	—	—	(20,386)	—	—	20,386	—
Amortization of stock compensation	—	—	2,055	—	—	—	2,055
Stock compensation tax benefits	—	—	19,965	—	—	—	19,965
Change in shares held in trust for deferred compensation plans, at cost	—	—	(16,241)	—	—	16,241	—
Balance, March 31, 2006	184,220,375	$1,842	$468,968	$1,564,207	$(38,121)	$(1,028,596)	$968,300

Balance, December 31, 2006	131,660,749	$1,317	$343,744	$784,011	$(34,926)	$(60,772)	$1,033,374
Comprehensive income:
Net income	—	—	—	82,724	—	—	82,724
Other comprehensive income	—	—	—	—	2,688	—	2,688
Comprehensive income	—	—	—	82,724	2,688	—	85,412
Dividends on common stock	—	—	—	(31,633)	—	—	(31,633)
Repurchase of 1,060,000 shares	—	—	—	—	—	(28,022)	(28,022)
Issuance of 80,550 shares	—	—	(1,804)	—	—	1,804	—
Cancellation of shares	(93,075)	(1)	(168)	116	—	—	(53)
Cancellation of shares for tax withholding	(46,832)	(1)	(1,290)	—	—	—	(1,291)
Amortization of stock compensation	—	—	1,972	—	—	—	1,972
Exercise of stock options, 7,333 shares	—	—	(75)	—	—	167	92
Stock compensation tax benefits	—	—	2,157	—	—	—	2,157
Change in shares held in trust for deferred compensation plans, at cost	—	—	6,203	—	—	(6,203)	—
Balance, March 31, 2007	131,520,842	$1,315	$350,739	$835,218	$(32,238)	$(93,026)	$1,062,008

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006 and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

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

(2)   Investments

The carrying values of investments, which approximate their fair values, consist of the following.

	At	At
	March 31,	December 31,
(In thousands)	2007	2006
Federal Home Loan Bank stock, at cost:
Des Moines	$82,516	$73,630
Chicago	4,617	4,617
Subtotal	87,133	78,247
Federal Reserve Bank stock, at cost	20,025	20,023
Interest-bearing deposits with banks	115	859
Federal funds sold	165,000	71,000
Total investments	$272,273	$170,129

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

(3)   Securities Available for Sale

Securities available for sale consist of the following.

	At March 31, 2007				At December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Mortgage-backed securities:
Federal agencies	$1,883,831	$1,556	$(31,509)	$1,853,878	$1,843,744	$880	$(34,046)	$1,810,578
Other	4,531	—	(165)	4,366	4,719	—	(171)	4,548
Other securities	1,000	—	—	1,000	1,000	—	—	1,000
Total	$1,889,362	$1,556	$(31,674)	$1,859,244	$1,849,463	$880	$(34,217)	$1,816,126
Weighted-average yield	5.40%				5.37%

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007. Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues. TCF has the ability and intent to hold these securities until a recovery of fair value. Accordingly, TCF has concluded that the unrealized losses are temporary, and no other than temporary impairment has occurred at March 31, 2007.

	At March 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities:
Federal agencies	$41,974	$(20)	$1,315,323	$(31,489)	$1,357,297	$(31,509)
Other	—	—	3,947	(165)	3,947	(165)
Total	$41,974	$(20)	$1,319,270	$(31,654)	$1,361,244	$(31,674)

	At December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities:
Federal agencies	$270,636	$(570)	$1,271,984	$(33,476)	$1,542,620	$(34,046)
Other	—	—	4,101	(171)	4,101	(171)
Total	$270,636	$(570)	$1,276,085	$(33,647)	$1,546,721	$(34,217)

(4)   Loans and Leases

The following table sets forth information about loans and leases, excluding education loans held for sale.

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2007	2006	Change
Consumer home equity and other:
Home Equity:
First mortgage lien	$3,859,451	$3,781,458	2.1%
Junior lien	2,123,438	2,101,210	1.1
Total consumer home equity	5,982,889	5,882,668	1.7
Other	58,992	62,409	(5.5)
Total consumer home equity and other	6,041,881	5,945,077	1.6
Commercial:
Commercial real estate:
Permanent	2,166,020	2,201,996	(1.6)
Construction and development	196,003	188,657	3.9
Total commercial real estate	2,362,023	2,390,653	(1.2)
Commercial business	561,434	551,995	1.7
Total commercial	2,923,457	2,942,648	(0.7)
Leasing and equipment finance (1):
Equipment finance loans	512,248	492,062	4.1
Lease financings:
Direct financing leases	1,436,858	1,423,226	1.0
Sales-type leases	21,866	22,694	(3.6)
Lease residuals	36,731	34,671	5.9
Unearned income and deferred lease costs	(157,829)	(154,488)	(2.2)
Total lease financings	1,337,626	1,326,103	0.9
Total leasing and equipment finance	1,849,874	1,818,165	1.7
Total consumer, commercial and leasing and equipment finance	10,815,212	10,705,890	1.0
Residential real estate	602,748	627,790	(4.0)
Total loans and leases	$11,417,960	$11,333,680	0.7

(1)   Operating leases of $75.9 million at March 31, 2007 and $80.4 million at December 31, 2006 are included in Other Assets on the Consolidated Statements of Financial Condition.

(5)   Long-term Borrowings

		At March 31, 2007		At December 31, 2006
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2007	$—	—%	$200,000	3.65%
	2009	117,000	5.26	117,000	5.26
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
	2015	1,400,000	4.16	1,400,000	4.16
	2016	1,100,000	4.49	1,100,000	4.49
	2017	400,000	4.50	—	—
Sub-total		3,317,000	4.44	3,117,000	4.58
Subordinated bank notes	2014	74,589	5.27	74,545	5.27
	2015	49,498	5.37	49,458	5.37
	2016	74,351	5.63	74,337	5.63
Sub-total		198,438	5.43	198,340	5.43
Discounted lease rentals	2007	21,397	7.22	27,566	7.13
	2008	18,088	7.33	16,000	7.30
	2009	8,585	7.30	7,390	7.27
	2010	2,581	7.19	2,287	7.16
	2011	431	7.25	431	7.25
Sub-total		51,082	7.27	53,674	7.20
Other borrowings	2007	2,218	4.50	2,222	4.50
	2008	2,226	4.51	2,226	4.51
	2009	966	5.00	966	5.00
Sub-total		5,410	4.59	5,414	4.59
Total long-term borrowings		$3,571,930	4.54	$3,374,428	4.49

Included in Federal Home Loan Bank (“FHLB”) advances and repurchase agreements at March 31, 2007 were $417 million of fixed-rate FHLB advances, which are callable quarterly by the counterparties at par until maturity. In addition, TCF has $1.6 billion of repurchase agreements and $1.3 billion of FHLB advances, which are callable during various years from 2008 through 2011. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period.

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at March 31, 2007 were as follows.

Year	Next Call Date	Weighted- Average Rate	Stated Maturity Date	Weighted- Average Rate

2007	$417,000	5.24%	$—	—%
2008	1,200,000	4.13	—	—
2009	1,000,000	4.45	117,000	5.26
2010	600,000	4.43	100,000	6.02
2011	100,000	4.82	200,000	4.85
2015	—	—	1,400,000	4.16
2016	—	—	1,100,000	4.49
2017	—	—	400,000	4.50
Total	$3,317,000	4.44	$3,317,000	4.44

(6)   Stockholders’ Equity

Treasury stock and other consists of the following.

	At	At
	March 31,	December 31,
(In thousands)	2007	2006

Treasury stock, at cost	$(53,878)	$(27,827)
Shares held in trust for deferred compensation plans, at cost	(39,148)	(32,945)
Total	$(93,026)	$(60,772)

(7)   Stock Compensation

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel. Under the Program, no more than 5% of the shares of TCF common stock outstanding on the date of initial shareholder approval may be awarded. At March 31, 2007, there were 4,088,163 shares reserved for issuance under the Program, including 223,800 shares related to outstanding stock options that are fully vested.

At March 31, 2007, there were 1,455,166 shares of performance-based restricted stock that will vest only if certain earnings per share goals and service conditions are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited. Other restricted stock grants vest over periods from three to seven years. The weighted-average grant date fair value of restricted stock granted for the quarters ended March 31, 2007 and 2006 was $26.53 and $25.18, respectively. Compensation expense for restricted stock was $1.8 million for the quarter ended March 31, 2007, compared with $1.9 million for the quarter ended March 31, 2006. The recognized tax benefit for stock compensation expense was $623 thousand and $634 thousand, respectively, for the quarters ended March 31, 2007 and 2006, respectively. Unrecognized stock compensation for restricted stock awards was $18.5 million with a weighted-average remaining amortization period of two years at March 31, 2007, compared with $25.7 million with a weighted-average remaining amortization period of 2.7 years at March 31, 2006.

The following table reflects TCF’s restricted stock transactions under the Program since December 31, 2006.

	Restricted Stock
	Shares	Price Range
Outstanding at December 31, 2006	2,619,341	$9.87-$30.28
Granted	80,550	26.53
Forfeited	(93,075)	9.87-28.71
Vested	(139,900)	20.38-25.17
Outstanding at March 31, 2007	2,466,916	$9.87-$30.28

(8)   Regulatory Capital Requirements

TCF is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a direct material effect on TCF’s financial statements. Also, in general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years without prior approval of the Office of the Comptroller of the Currency (“OCC”).

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the minimum and well-capitalized capital requirements.

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2007:
Tier 1 leverage capital
TCF	$940,227	6.37%	$442,801	3.00%	N.A.	N.A.
TCF National Bank	864,490	5.87	441,814	3.00	$736,357	5.00%

Tier 1 risk-based capital
TCF	940,227	8.83	425,858	4.00	638,786	6.00
TCF National Bank	864,490	8.13	425,084	4.00	637,627	6.00

Total risk-based capital
TCF	1,201,061	11.28	851,715	8.00	1,064,644	10.00
TCF National Bank	1,125,323	10.59	850,169	8.00	1,062,711	10.00

As of December 31, 2006:
Tier 1 leverage capital
TCF	$914,128	6.33%	$432,993	3.00%	N.A.	N.A.
TCF National Bank	821,273	5.70	432,374	3.00	$720,623	5.00%

Tier 1 risk-based capital
TCF	914,128	8.65	422,678	4.00	634,016	6.00
TCF National Bank	821,273	7.79	421,941	4.00	632,911	6.00

Total risk-based capital
TCF	1,173,073	11.10	845,355	8.00	1,056,694	10.00
TCF National Bank	1,080,218	10.24	843,881	8.00	1,054,851	10.00
N.A. Not Applicable.

At March 31, 2007, TCF, TCF National Bank and TCF National Bank Arizona exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the OCC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(9)   Employee Benefit Plans

The following table sets forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three months ended March 31, 2007 and 2006.

	Pension Plan		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2007	2006	2007	2006
Service cost	$—	$1,379	$4	$7
Interest cost	732	749	123	108
Expected return on plan assets	(1,234)	(1,263)	—	—
Amortization of transition obligation	—	—	25	25
Amortization of prior service cost	—	(21)	—	—
Amortization of net actuarial loss	849	575	56	30
Plan amendment/curtailment gain	—	(400)	—	—
Net periodic benefit cost	$347	$1,019	$208	$170

During the first quarters of 2007 and 2006, TCF made no contributions to the Pension Plan. TCF is not required, and does not anticipate making, any minimum contributions to the Pension Plan during 2007. During the first quarter of 2007, TCF paid $325 thousand for benefits of the Postretirement Plan, compared with $184 thousand for the same 2006 period.

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

TCF evaluates performance and allocates resources based on the segments’ net income. The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies in the most recent Annual Report on Form 10-K. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information for TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals. The “other” category in the table below includes TCF’s parent company, corporate functions and mortgage banking.

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Three Months Ended March 31, 2007:
Revenues from external customers:
Interest income	$199,415	$34,247	$—	$—	$233,662
Non-interest income	129,129	14,002	206	—	143,337
Total	$328,544	$48,249	$206	$—	$376,999
Net interest income	$120,780	$14,875	$(178)	$—	$135,477
Provision for credit losses	5,514	(858)	—	—	4,656
Non-interest income	129,129	14,002	38,948	(38,742)	143,337
Non-interest expense	147,844	15,898	39,200	(38,742)	164,200
Income tax expense	22,531	5,009	(306)	—	27,234
Net income	$74,020	$8,828	$(124)	$—	$82,724

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$14,450,334	$2,008,361	$127,152	$(1,687,472)	$14,898,375

At or For the Three Months Ended March 31, 2006:
Revenues from external customers:
Interest income	$178,420	$27,286	$—	$—	$205,706
Non-interest income	101,205	11,915	4,379	—	117,499
Total	$279,625	$39,201	$4,379	$—	$323,205
Net interest income	$116,000	$14,089	$575	$504	$131,168
Provision for credit losses	2,369	(1,218)	—	—	1,151
Non-interest income	101,205	11,915	36,726	(32,347)	117,499
Non-interest expense	144,824	12,944	34,355	(31,843)	160,280
Income tax expense	23,053	5,149	812	—	29,014
Net income	$46,959	$9,129	$2,134	$—	$58,222

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$13,397,239	$1,711,923	$161,356	$(1,418,582)	$13,851,936

(11) Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table.

	Three Months Ended March 31,
(Dollars in thousands, except per-share data)	2007	2006

Basic Earnings Per Common Share
Net income	$82,724	$58,222
Weighted-average shares outstanding	130,218,167	132,753,183
Restricted stock	(2,541,921)	(2,471,368)
Weighted-average common shares outstanding for basic earnings per common share	127,676,246	130,281,815
Basic earnings per common share	$.65	$.45

Diluted Earnings Per Common Share
Net income	$82,724	$58,222
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	127,676,246	130,281,815
Net dilutive effect of:
Restricted stock	145,851	53,220
Stock options	99,220	112,463
Weighted-average common shares outstanding for diluted earnings per common share	127,921,317	130,447,498
Diluted earnings per common share	$.65	$.45

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

(12) Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. The following table summarizes the components of comprehensive income.

	Three Months Ended March 31,
(In thousands)	2007	2006
Net income	$82,724	$58,222
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on securities available for sale	3,219	(25,622)
Recognized pension and postretirement actuarial losses and transition obligation	930	—
Income tax (expense) benefit	(1,461)	8,716
Total other comprehensive income (loss)	2,688	(16,906)
Comprehensive income	$85,412	$41,316

(13) Other Expense

Other expense consists of the following.

	Three Months Ended March 31,
(In thousands)	2007	2006
Card processing and issuance	$4,439	$4,443
Other deposit account losses	4,295	4,369
Postage and courier	3,512	3,724
Telecommunications	2,990	3,248
Office supplies	2,513	2,428
ATM processing	2,062	2,070
Federal deposit insurance and OCC assessments	805	742
Foreclosed real estate, net	280	590
Deposit base intangible amortization	239	407
Other	14,180	15,161
Total other expense	$35,315	$37,182

(14) Income Taxes

Effective January 1, 2007, TCF adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (the Interpretation). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of this Interpretation had no impact on TCF’s financial statements. As of January 1, 2007, the amount of unrecognized tax benefits was $14.3 million, including $1.4 million of related accrued interest.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

TCF’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

TCF’s federal income tax returns are open and subject to examination from the 2003 tax return year and forward. TCF’s various state income tax returns are generally open from the 2002 and later tax return years based on individual state statute of limitations.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota. Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona, (“TCF Bank”), are headquartered in Minnesota and Arizona and had 443 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona at March 31, 2007.

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

The continued growth of deposit accounts is a significant part of TCF’s growth strategy. Total deposit accounts were 2,406,725 at March 31, 2007, a decrease of 19,891 accounts, or 3.3% (annualized), from December 31, 2006. Excluding the deposit accounts of ten sold Michigan branches, deposit accounts increased in the first quarter of 2007 by 32,297 accounts, or 5.4% (annualized).

Opening new branches is an integral part of TCF’s growth strategy for generating new deposit accounts and the related revenue that is associated with the accounts and other products. New branches typically produce net losses during the first two to three years of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s profitability. TCF’s growth in deposit accounts is primarily occurring in new branches with growth in mature branches being slower. TCF’s expansion is dependent on the continued long-term success and viability of branch banking.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. Commercial loans are generally made on local properties or to local customers. TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc. (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets and Winthrop Resources Corporation (“Winthrop Resources”), a company that primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses operate in all 50 states and have equipment installations domestically and, to a limited extent, in foreign countries.

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

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 48.6% of TCF’s total revenue for the three months ended March 31, 2007. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. A key driver of non-interest income is its number of deposit accounts and the related transaction activity. Increasing fee and service charge revenue has been challenging as a result of slower growth in deposit accounts and changing customer behaviors. TCF is focusing on deposit account growth to increase future fee revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Income Statement Analysis — Non-Interest Income” for additional information.

The Company’s Visa debit card program has grown significantly since its inception in 1996. TCF is the 13th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended December 31, 2006 as published by Visa. TCF earns interchange revenue from customer debit card transactions.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the first quarter 2007 and 2006 and on information about TCF’s balance sheet, credit quality, liquidity funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 65 cents for the first quarter of 2007, up 44.4%, compared with 45 cents for the same 2006 period. Net income for the first quarter of 2007 was $82.7 million, up 42.1% from $58.2 million for the first quarter of 2006. The first quarter of 2007 includes a $31.2 million pre-tax gain on the sale of ten outstate Michigan branches and an $8.5 million reduction of income tax expense related to a favorable settlement with the Internal Revenue Service, for a combined after-tax impact of 23 cents per diluted share. The first quarter of 2006 included $4.5 million in pre-tax gains on sales of assets, including a $1.6 million gain on the sale of mortgage servicing rights for a combined after-tax impact of two cents per diluted share. For the first quarter of 2007, return on average assets was 2.24%, compared with 1.71% for the same 2006 period. Return on average common equity was 31.81% for the first quarter of 2007, compared with 23.82% for the same 2006 period.

Operating Segment Results

See Note 10 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, consisting of deposits and investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $74 million for the first quarter of 2007, up from $47 million for the same 2006 period. Banking net interest income for the first quarter of 2007 was $120.8 million, up from $116 million for the same 2006 period. The provision for credit losses was $5.5 million for the first quarter of 2007, compared with $2.4 million for the same 2006 period. Non-interest income totaled $129.1 million for the first quarter of 2007, up 27.6% from $101.2 million for the same 2006 period. Non-interest income increased primarily due to the $31.2 million gain on sale of the Michigan branches, and a $2 million increase in card revenue, partially offset by a $5.1 million decrease in other revenue. Other revenue decreased primarily due to a $2.8 million decrease in gains on sales of branch buildings and a $2.4 million decrease in gains on sales of education loans.

LEASING AND EQUIPMENT FINANCE, an operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of comprehensive lease and equipment finance products. Leasing and Equipment Finance reported net income of $8.8 million for the first quarter of 2007, compared with $9.1 million for the same 2006 period. Net interest income for the first quarter of 2007 was $14.9 million, up from $14.1 million for the same 2006 period. The provision for credit losses was a net credit of $858 thousand for the first quarter of 2007, compared with a net credit of $1.2 million for the same 2006 period. Non-interest income totaled $14 million for the first quarter of 2007, up from $11.9 million for the same 2006 period, primarily due to higher operating lease revenue and other fees. Leasing and Equipment Finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF. Non-interest expense totaled $15.9 million for the first quarter of 2007, up from $12.9 million for the same 2006 period, primarily related to a $1.3 million increase in compensation and benefits and $1.2 million increase in operating lease depreciation.

Consolidated Net Interest Income

Net interest income for the first quarter of 2007 was $135.5 million, up from $131.2 million for the first quarter of 2006 and down from $135.9 million from the fourth quarter 2006. The net interest margin for the first quarter of 2007 was 4.00%, compared with 4.25% for the same 2006 period and 4.07% for the fourth quarter of 2006.

The increase in net interest income for the first quarter of 2007 over the same 2006 period was primarily attributable to a $1.2 billion, or 9.6%, increase in average interest-earning assets, partially offset by the 25 basis point reduction in net interest margin. The decrease in the net interest margin from the first quarter of 2006 was primarily due to continued customer preference for lower-yielding fixed-rate loans and higher-cost market-rate deposits, largely due to the flat or inverted yield curve, as well as increased higher-cost borrowings. In addition, intense price competition on loans and deposits has contributed to the compression of the net interest margin for the first quarter of 2007.

The decrease in net interest income from the fourth quarter of 2006 was primarily due to two fewer days in the first quarter of 2007 and a seven basis point reduction in net interest margin. The decrease in net interest margin from the fourth quarter of 2006 was primarily due to lower yields on interest earning assets and higher rates on deposits.

The following table summarizes TCF’s average balances, interest, dividends and the related yields and rates for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007			2006
			Average			Average
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$231,256	$2,806	4.91%	$70,655	$677	3.86%
Securities available for sale (3)	1,861,335	25,105	5.40	1,781,586	23,699	5.32
Education loans held for sale	201,924	4,146	8.33	281,185	4,347	6.27
Loans and leases:
Consumer home equity:
Fixed-rate	4,475,520	76,676	6.95	3,350,168	55,522	6.72
Variable-rate	1,442,593	31,408	8.83	1,865,549	37,724	8.20
Consumer - other	41,853	1,021	9.89	34,833	793	9.23
Total consumer home equity and other	5,959,966	109,105	7.42	5,250,550	94,039	7.26
Commercial real estate:
Fixed- and adjustable-rate	1,732,636	27,236	6.38	1,569,077	23,926	6.18
Variable-rate	645,047	12,281	7.72	760,502	13,468	7.18
Total commercial real estate	2,377,683	39,517	6.74	2,329,579	37,394	6.51
Commercial business:
Fixed- and adjustable-rate	163,014	2,606	6.48	115,745	1,749	6.13
Variable-rate	391,113	7,247	7.51	333,619	5,635	6.85
Total commercial business	554,127	9,853	7.21	449,364	7,384	6.66
Leasing and equipment finance	1,837,964	34,247	7.45	1,533,034	27,286	7.12
Subtotal	10,729,740	192,722	7.27	9,562,527	166,103	7.03
Residential real estate	614,970	8,883	5.79	751,782	10,880	5.80
Total loans and leases (4)	11,344,710	201,605	7.19	10,314,309	176,983	6.94
Total interest-earning assets	13,639,225	233,662	6.92	12,447,735	205,706	6.68
Other assets (5) (6)	1,162,261			1,167,325
Total assets	$14,801,486			$13,615,060

Liabilities and and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,532,150			$1,554,007
Small business	596,460			590,240
Commercial and custodial	201,860			282,409
Total non-interest bearing deposits	2,330,470			2,426,656
Interest-bearing deposits:
Premier checking	1,073,500	8,206	3.10	938,055	7,031	3.04
Other checking	824,512	534.26		909,960	556.25
Subtotal	1,898,012	8,740	1.87	1,848,015	7,587	1.67
Premier savings	1,070,059	11,319	4.29	780,046	7,299	3.79
Other savings	1,314,471	3,594	1.11	1,440,818	3,114.88
Subtotal	2,384,530	14,913	2.54	2,220,864	10,413	1.90
Money market	610,286	4,349	2.89	669,602	3,546	2.15
Subtotal	4,892,828	28,002	2.32	4,738,481	21,546	1.85
Certificates of deposit	2,513,838	29,153	4.70	2,005,639	18,301	3.70
Total interest-bearing deposits	7,406,666	57,155	3.13	6,744,120	39,847	2.40
Total deposits	9,737,136	57,155	2.38	9,170,776	39,847	1.76
Borrowings:
Short-term borrowings	87,928	1,172	5.41	674,868	7,503	4.51
Long-term borrowings	3,599,032	39,858	4.49	2,481,793	27,188	4.44
Total borrowings	3,686,960	41,030	4.51	3,156,661	34,691	4.45
Total interest-bearing liabilities	11,093,626	98,185	3.59	9,900,781	74,538	3.05
Total deposits and borrowings	13,424,096	98,185	2.96	12,327,437	74,538	2.45
Other liabilities (6)	337,178			310,038
Total liabilities	13,761,274			12,637,475
Stockholders’ equity (6)	1,040,212			977,585
Total liabilities and stockholders’ equity	$14,801,486			$13,615,060
Net interest income and margin		$135,477	4.00%		$131,168	4.25%

(1)   Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $368,000 and $266,000 was recognized during the three months ended March 31, 2007 and 2006, respectively.

(2)   Annualized.

(3)   Average balance and yield of securities available for sale are based upon the historical amortized cost.

(4)   Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)   Includes operating leases.

(6)   Average balance is a simple average of month-end balances.

Achieving net interest income growth over time is primarily dependent on TCF’s ability to generate higher-yielding assets and lower-cost deposits.  While interest rates and consumer preferences continue to change over time, TCF is relatively balanced from an interest rate gap measure (the difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months).  If interest rates remain at current levels, TCF could experience continued compression of its net interest margin primarily due to competitive pressures on deposit product pricing and the ongoing shift of higher yielding variable-rate loans to lower yielding fixed-rate loans due to the flat or inverted yield curve.  See “Consolidated Financial Condition Analysis — Deposits” and “Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest-rate risk position.

Consolidated Provision for Credit Losses

TCF recorded provision expense of $4.7 million in the first quarter of 2007, compared with $1.2 million for the same 2006 period. The increase in the provision for credit losses in the first quarter of 2007, compared with the first quarter of 2006, is primarily due to higher consumer home equity net charge-offs, partially offset by a $2.1 million recovery on a previously charged-off lease. Net loan and lease charge-offs were $2.7 million, or .10% (annualized), of average loans and leases, in the first quarter of 2007, compared with $2.2 million, or .08% (annualized), of average loans and leases for the same 2006 period. The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $143.3 million for the first quarter of 2007, compared with $117.5 million for the same 2006 period.

Fees and Service Charges

Fees and service charges increased $467 thousand, or .8%, to $62 million for the first quarter of 2007, compared with $61.6 million for the same 2006 period.  The increase is primarily due to deposit account growth, partially offset by lower overdraft incident rates.

Card Revenues

Card revenues totaled $23.3 million for the first quarter of 2007, up 9.4%, over the same period of 2006. The increase was due to increased sales volume as a result of increases in the number of active accounts and transactions per account.

The following table sets forth information about TCF’s card business.

	At March 31,		Change
(Dollars in thousands)	2007	2006	Amount	%

Average active card users	814,520	786,217	28,303	3.6

Average number of transactions per month	16.5	15.5	1.0	6.5

Average transaction size (in dollars)	$37	$37	$—	—

Sales volume for the quarter ended	$1,657,129	$1,516,094	$141,035	9.3

Average interchange rate	1.33%	1.33%		—	bps

ATM Revenue

For the first quarter of 2007, ATM revenue was $8.7 million, compared with $9.1 million for the same 2006 period.  The decline in ATM revenue was primarily attributable to continued declines in fees charged to TCF customers for use of non-TCF ATM machines due to expansion of TCF’s ATM network and growth in TCF’s fee free checking products.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $14 million for the first quarter of 2007, up from $11.9 million for the same 2006 period.  The increase in leasing and equipment finance revenues for the first quarter of 2007 was primarily due to a $1.1 million increase in operating lease revenue and a $618 thousand increase in other fees.

Other Non-Interest Income

Other non-interest income consists of the following.

	Three Months Ended March 31,		Change
(In thousands)	2007	2006	$	%
Gains on sales of education loans	$201	$2,590	(2,389)	(92.2)
Mortgage banking (1)	—	4,040	(4,040)	(100.0)
Other	1,752	1,622	130	8.0
Total other non-interest income	$1,953	$8,252	$(6,299)	(76.3)

(1)          The 2006 gain on sale of mortgage servicing rights, net of $700 thousand of related expenses included in other non-interest expense, was $1.6 million.

Gains on Sales of Branches and Real Estate

In the first quarter of 2007, TCF completed its sale of ten outstate branches in Michigan, with $241.4 million of deposits, and recorded a pre-tax gain of $31.2 million.

Consolidated Non-Interest Expense

Non-interest expense totaled $164.2 million for the first quarter of 2007, up $3.9 million, or 2.4%, from $160.3 million for the same 2006 period, primarily due to branch expansion totaling $3.8 million and a $1.2 million increase in operating lease depreciation.

Compensation and Employee Benefits

Compensation and employee benefits expense totaled $88.1 million for the first quarter of 2007, up from $86.2 million for the same 2006 period.  Compensation expense for the first quarter of 2007 was $72.7 million, up from $71.1 million for the same 2006 period.  The increase in compensation expense for the first quarter of 2007 was primarily due to increases in branch expansion.  Employee benefits for the first quarter of 2007 were $15.4 million, up from $15.1 million for the same 2006 period.  This increase was primarily due to increases in health care plan expenses and the TCF match to the Employees Stock Purchase Plan partially offset by decreases in retirement benefit and payroll tax expenses.

Occupancy and Equipment

Occupancy and equipment expense totaled $30.5 million for the first quarter of 2007, up from $28.1 million from the same 2006 period, primarily driven by a $1.1 million increase in costs associated with branch expansion.

Advertising and Promotions

Advertising and promotions expense totaled $6 million for the first quarter of 2007, compared with $5.7 million for the same 2006 period.  These increases were primarily due to increased promotional expenses for new customers and increases in advertising.

Other Non-Interest Expense

Other non-interest expense totaled $35.3 million for the first quarter of 2007, reflecting a decrease of 5%, compared with $37.2 million for the same 2006 period. The decrease in other non-interest expense for the first quarter of 2007 is primarily due to a $700 thousand decrease in expenses due to the sale of mortgage servicing rights in the first quarter of 2006, and a $555 thousand recovery on the 2007 redemption of a commercial real estate property.

Operating Lease Depreciation

Operating lease depreciation totaled $4.4 million for the first quarter of 2007, compared with $3.2 million for the same 2006 period. The increase in operating lease depreciation for the first quarter of 2007 was primarily driven by increased average operating lease balances in TCF’s leasing and equipment finance subsidiaries.  Average operating lease balances were $78.3 million for the first quarter of 2007, compared with $58.1 million for the same 2006 period.

Income Taxes

TCF recorded income tax expense of $27.2 million for the first quarter of 2007, or 24.77% of income before income tax expense, compared with $29 million, or 33.26% of income before income tax expense, for the comparable 2006 period. The income tax expense for the first quarter of 2007 includes an $8.5 million reduction related to a favorable settlement with the Internal Revenue Service, of an isolated tax deduction from a prior year.  Excluding this item, the effective income tax rate was 32.47%, slightly lower than the first quarter of 2006, due to the closing of certain previous years’ state income tax returns in the first quarter of 2007.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets.  These companies are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation.  The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws.  If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense would increase significantly.  TCF’s FOC operates under income tax laws in certain states (including Minnesota and Illinois) that recognize FOCs.  The taxation of REITs and FOCs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures.  Certain states have pending legislation that, if enacted, would eliminate tax deductions that TCF is entitled to under the current law and thus, would significantly increase state income tax expense, potentially beginning in 2007.  It is currently uncertain if such legislation will be enacted in its current or a different form, if at all.

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors including interpretation of federal and state income tax laws, the evaluation of uncertain tax positions, differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards.  Additionally, there can be no assurance that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.  Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.

In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the federal and state income tax rates expected to apply to taxable income in the periods in which the deferred income tax assets or liabilities are expected to be realized.  If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to the Consolidated Statements of Income.  See Note 14 of Notes to Consolidated Financial Statements for information regarding TCF’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $100.4 million and $245.5 million of mortgage-backed securities during the first quarter of 2007 and 2006, respectively.  TCF did not sell any of its mortgage-backed securities during the first quarter of 2007 and 2006.  At March 31, 2007, the unrealized pre-tax loss on TCF’s mortgage-backed securities available for sale portfolio was $30.1 million, compared with $33.3 million at December 31, 2006.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding education loans held for sale.

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2007	2006	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$3,859,451	$3,781,458	2.1%
Junior lien	2,123,438	2,101,210	1.1
Total consumer home equity	5,982,889	5,882,668	1.7
Other	58,992	62,409	(5.5)
Total consumer home equity and other	6,041,881	5,945,077	1.6
Commercial:
Commercial real estate:
Permanent	2,166,020	2,201,996	(1.6)
Construction and development	196,003	188,657	3.9
Total commercial real estate	2,362,023	2,390,653	(1.2)
Commercial business	561,434	551,995	1.7
Total commercial	2,923,457	2,942,648	(0.7)
Leasing and equipment finance (1):
Equipment finance loans	512,248	492,062	4.1
Lease financings:
Direct financing leases	1,436,858	1,423,226	1.0
Sales-type leases	21,866	22,694	(3.6)
Lease residuals	36,731	34,671	5.9
Unearned income and deferred costs	(157,829)	(154,488)	(2.2)
Total lease financings	1,337,626	1,326,103	0.9
Total leasing and equipment finance	1,849,874	1,818,165	1.7
Total consumer, commercial and leasing and equipment finance	10,815,212	10,705,890	1.0
Residential real estate	602,748	627,790	(4.0)
Total loans and leases	$11,417,960	$11,333,680	0.7

(1)          Operating leases of $75.9 million at March 31, 2007 and $80.4 million at December 31, 2006 are included as a component of Other Assets on the Consolidated Statements of Financial Condition.

At March 31, 2007, approximately 29% of TCF’s consumer and commercial loans consisted of variable-rate loans, compared with 30% at December 31, 2006.  The variable-rate consumer loans have their interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) have their interest rates tied to either the prime rate or LIBOR.  In addition, to the extent these loans have interest rate floors, a decrease in interest rates may not result in a change in the interest rate on the variable-rate loan.  Substantially all leasing and equipment finance loans have fixed interest rates.  All residential real estate loans have fixed or adjustable interest rates.

Approximately 80% of the consumer home equity portfolio at March 31, 2007 consisted of closed-end loans, compared with 79% at December 31, 2006.  In addition, approximately 24% of this portfolio at March 31, 2007 carries a variable interest rate tied to the prime rate, compared with 25% at December 31, 2006.  TCF’s home equity lines of credit require regular payments of interest and do not require regular payments of principal.  Home equity lines of credit outstanding were $1.2 billion at March 31, 2007, unchanged from December 31, 2006.

TCF continues to expand its commercial business and commercial real estate lending activity generally to borrowers located in its primary markets.  With a focus on secured lending, approximately 98% of TCF’s commercial real estate and commercial business loans at March 31, 2007, were secured either by properties or other business assets.  At March 31, 2007, approximately 93% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets.

Total loan and lease originations and purchases for TCF Equipment Finance and Winthrop Resources were $235 million for the first quarter of 2007, compared with $250.6 million for the same 2006 period.  The leasing and equipment finance backlog of approved transactions was $279.5 million at March 31, 2007, up from $249.7 million at December 31, 2006.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $60.5 million appropriate to cover losses inherent in the loan and lease portfolios as of March 31, 2007.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s on-going credit review process or regulatory examinations, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The Office of the Comptroller of the Currency, in conjunction with other financial institution regulators, issued new guidance for the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance.  The Interagency policy statement on the allowance for loan and lease losses, issued December 13, 2006, replaces the 1993 policy statement, but reiterates key concepts and requirements applicable to existing supervisory guidance and GAAP.  Although TCF considers its allowance to be adequate and does not believe the revised policy statement calls for any change to its loan and lease loss reserves, there can be no assurance that regulators may not require some modification to its allowance methodology, supporting documentation requirements or require an increase to its reserves.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — ‘Forward-Looking Information.’”

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

The following table sets forth information detailing the allowance for loan and lease losses.

	At or For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$58,543	$55,823
Charge-offs	(9,232)	(7,137)
Recoveries	6,516	4,968
Net charge-offs	(2,716)	(2,169)
Provision for credit losses	4,656	1,151
Balance at end of period	$60,483	$54,805

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

The allocation of TCF’s allowance for loan and lease losses is as follows.

	At March 31, 2007			At December 31, 2006
	Allowance for		Allowance	Allowance for		Allowance
	Loan and	Total Loans	as a % of	Loan and	Total Loans	as a % of
(Dollars in thousands)	Lease Losses	and Leases	Balance	Lease Losses	and Leases	Balance
Consumer home equity	$15,345	$5,982,889.26%		$12,615	$5,882,668.21%
Consumer other	1,965	58,992	3.33	2,211	62,409	3.54
Total consumer	17,310	6,041,881.29		14,826	5,945,077.25
Commercial real estate	22,367	2,362,023.95		22,662	2,390,653.95
Commercial business	7,294	561,434	1.30	7,503	551,995	1.36
Leasing and equipment finance	12,970	1,849,874.70		12,990	1,818,165.71
Residential real estate	542	602,748.09		562	627,790.09
Total allowance balance	$60,483	$11,417,960.53		$58,543	$11,333,680.52

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	March 31, 2007		March 31, 2006
	Net	% of Average	Net	% of Average
	Charge-offs	Loans and	Charge-offs	Loans and
(Dollars in thousands)	(Recoveries)	Leases (1)	(Recoveries)	Leases (1)

Consumer home equity	$3,262.22%		$1,399.11%
Consumer other	(287)	N.M.	(316)	N.M.
Total consumer	$2,975.20		$1,083.08
Commercial real estate	403.07		69.01
Commercial business	148.11		154.14
Leasing and equipment finance	(838)	(.18)	831.22
Residential real estate	28.02		32.02
Total	$2,716.10		$2,169.08

(1)   Annualized.

N.M. Not Meaningful.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 58% of non-performing assets at March 31, 2007 consisted of, or were secured by, residential real estate.

Non-performing assets are summarized in the following table.

	At or for the three months ended
	March 31,	December 31,
(Dollars in thousands)	2007	2006	Change
Non-accrual loans and leases:
Consumer home equity and other	$18,059	$16,520	$1,539
Commercial real estate	25,500	12,849	12,651
Commercial business	2,292	3,421	(1,129)
Leasing and equipment finance	5,978	7,596	(1,618)
Residential real estate	3,277	2,799	478
Total non-accrual loans and leases	55,106	43,185	11,921
Other real estate owned:
Residential	26,241	19,899	6,342
Commercial	971	2,554	(1,583)
Total other real estate owned	27,212	22,453	4,759
Total non-performing assets	$82,318	$65,638	$16,680

Non-performing assets as a percentage of:
Net loans and leases	.72%	.58%	14	bps
Total assets	.55	.45	10

The increase in non-accrual loans and leases from December 31, 2006 was primarily due to a $13.8 million Minnesota commercial real estate loan, which migrated from delinquent status in the first quarter of 2007.  Other real estate owned increased $4.8 million from December 31, 2006, primarily due to an increase in the number of residential properties and longer average marketing time to sell residential properties and three commercial real estate properties.  Included in non-performing assets are loans that are considered impaired.  Impaired loans totaled $28.9 million at March 31, 2007, compared with $17.5 million at December 31, 2006.  The allowance for loan and lease losses for impaired loans was $2.3 million at March 31, 2007, compared with $2.5 million at December 31, 2006.  All of the impaired loans were on non-accrual status.  There was one small impaired loan at March 31, 2007 that did not have a related allowance for loan losses, compared with no such impaired loans at December 31, 2006.  The average balance of impaired loans during the three months ended March 31, 2007 was $26.7 million, compared with $9.1 million during the three months ended December 31, 2006.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined based on the contractual terms of the loan or lease.

	At March 31, 2007		At December 31, 2006
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases

Accruing loans and leases delinquent for:
30-59 days	$ 27,835.24%		$34,607.30%
60-89 days	8,848.08		24,872.22
90 days or more	10,131.09		12,214.11
Total	$ 46,814.41%		$71,693.63%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At March 31, 2007		At December 31, 2006
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio

Consumer home equity and other	$27,653.46%		$34,313.58%
Commercial real estate	3,857.17		18,072.76
Commercial business	1,021.18		762.14
Leasing and equipment finance	7,102.39		8,499.47
Residential real estate	7,181	1.20	10,047	1.61
Total	$46,814.41%		$71,693.63%

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $54.6 million of loans and leases at March 31, 2007, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $66.1 million at December 31, 2006.  The decrease in potential problem loans and leases was primarily due to one well secured, $13.8 million Minnesota commercial real estate loan, which was placed on non-accrual status during the first quarter of 2007.  These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows.

	At March 31, 2007		At December 31, 2006
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio

Commercial real estate	$25,563	1.08%	$43,216	1.81%
Commercial business	16,747	2.98	11,664	2.11
Leasing and equipment finance	12,316.67		11,265.62
Total	$54,626.48		$66,145.58

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.   Deposits totaled $9.9 billion at March 31, 2007, compared with $9.8 billion at December 31, 2006.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 2.34% at March 31, 2007, up from 2.33% at December 31, 2006.  During the first quarter of 2007, TCF sold ten outstate Michigan branches with $241.4 million in deposits.  Excluding the sale of the Michigan branches, deposits increased $366.9 million, or 3.9% in the first quarter of 2007.

Branches

During the first quarter of 2007, TCF opened two new traditional branches and two new supermarket branches, closed four supermarket branches and transferred the customer accounts to nearby branches, and sold ten branches, including the related deposit accounts.  TCF has now opened 126 new branches since January 1, 2002, representing 28% of TCF’s 443 total branches.  TCF intends to open 16 additional branches in 2007, consisting of nine traditional branches, four supermarket branches and three campus branches.  In order to improve the customer experience and enhance deposit growth, TCF also intends to relocate seven branches to improved locations and facilities, including six traditional branches and one supermarket branch, and to remodel 21 supermarket branches and one traditional branch during the remainder of 2007.  TCF also plans to close three traditional branches and one supermarket branch during the remainder of 2007.

During the first quarter of 2007, TCF entered into a new exclusive campus banking relationship with the University of Illinois. This relationship will provide college students with internet banking, bill payment capabilities and checking account access through their i-cards, as well as access to up to 12 new TCF ATM machines on campus.  The University of Illinois has an annual enrollment of 70,000 students, employs 24,000 faculty and staff, and has more than 550,000 alumni.  TCF now has 11 campus banking alliances, which provide an excellent source of new customers.

Additional information regarding the results of TCF’s new branches opened since January 1, 2002 is displayed in the table below.

	At March 31,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Number of new branches
Traditional	75	63	12	19.0%
Supermarket	44	39	5	12.8
Campus	7	3	4	133.3
Total	126	105	21	20.0
Percent of total branches	28.4%	23.2%
Number of deposit accounts	312,624	227,647	84,977	37.3%
Deposits:
Checking	$345,130	$282,456	$62,674	22.2
Savings	326,598	245,728	80,870	32.9
Money market	42,243	25,724	16,519	64.2
Subtotal	713,971	553,908	160,063	28.9
Certificates of deposits	445,026	354,379	90,647	25.6
Total deposits	$1,158,997	$908,287	$250,710	27.6
Total banking fees and other revenue (quarter ended)	$14,956	$11,584	$3,372	29.1

Borrowings

Borrowings totaled $3.6 billion at March 31, 2007, up $30.8 million from December 31, 2006.  The weighted-average rate on borrowings increased to 4.54% at March 31, 2007, from 4.53% at December 31, 2006.  See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

TCF Financial Corporation (parent company only) has an unsecured $80 million line of credit that matures in March 2008, and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes.  TCF had no outstanding balance on its bank line of credit at March 31, 2007 and December 31, 2006.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At March 31, 2007, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings	$3,619,306	$76,631	$142,197	$302,040	$3,098,438
Annual rental commitments under non-cancelable operating leases	216,528	27,490	48,089	39,837	101,112
Campus marketing agreements	48,511	1,798	4,597	5,533	36,583
Construction contracts and land purchase commitments for future branch sites	22,651	22,651	—	—	—
	$3,906,996	$128,570	$194,883	$347,410	$3,236,133

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,899,023	$11,935	$28,773	$68,506	$1,789,809
Commercial	608,968	310,162	263,320	23,279	12,207
Leasing and equipment finance	111,593	99,739	10,000	—	1,854
Other	7,565	7,565	—	—	—
Total commitments to lend	2,627,149	429,401	302,093	91,785	1,803,870
Standby letters of credit and guarantees on industrial revenue bonds	69,014	32,094	19,744	16,575	601
	$2,696,163	$461,495	$321,837	$108,360	$1,804,471

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

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with ten campuses.  TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2023.  TCF also has various renewal options, which may extend the terms of these agreements.  Campus marketing agreements are an important element of TCF’s campus banking strategy.  In March 2007, TCF entered into an exclusive campus banking agreement with the University of Illinois.

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

Stockholders’ Equity

Stockholders’ equity at March 31, 2007 was $1 billion, or 7.13% of total assets, up from 7.04% at December 31, 2006.  For the first quarter of 2007, average total equity to average assets was 7.03%, compared with 7.15% for the year ended December 31, 2006.  TCF repurchased 1.1 million shares of its common stock during the first quarter of 2007 at an average cost of $26.44 per share.  At March 31, 2007, TCF had 1.8 million shares remaining in its stock repurchase program authorized by its Board of Directors. On April 14, 2007, the Board of Directors authorized a new stock repurchase program for the Company to acquire up to 5% of TCF common stock, or an additional 6.5 million shares.  TCF has a total of 8.2 million shares authorized under its stock repurchase programs.

Recent Accounting Developments

On September 6, 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  SFAS 157 clarifies the fair value measurement objective, its application in GAAP and establishes a framework that builds on current practice and requirements.  The framework simplifies and, where appropriate, codifies the similar guidance in existing pronouncements and applies broadly to financial and non-financial assets and liabilities.  The Statement clarifies the definition of fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, known as an exit-price definition of fair value.  It also provides further guidance on the valuation techniques to be used in estimating fair value.  Current disclosures about the use of fair value to measure assets and liabilities are expanded in this Statement.  The disclosures focus on the methods used for fair value measurements and apply whether the assets and liabilities are measured at fair value in all periods, such as trading securities, or in only some periods, such as impaired assets.   The Statement is effective for all financial statements issued for fiscal years beginning after November 15th, 2007 as well as for interim periods within such fiscal years.  TCF expects no significant effect on its financial statements from the adoption of this Statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.  SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases.  This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15th, 2007.  TCF is currently evaluating this Statement.

Earnings Teleconference and Website Information

TCF hosts quarterly conference calls to discuss its financial results.  Additional information regarding TCF’s conference calls can be obtained from the investor relations section within TCF’s website at www.tcfbank.com or by contacting TCF’s Corporate Communications Department at (952) 745-2760.  The website also includes free access to company news releases, TCF’s annual report, quarterly reports, investor presentations and Securities and Exchange Commission (“SEC”) filings.  Replays of prior quarterly conference calls discussing financial results may also be accessed at the investor relations section within TCF’s website.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions.  Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legal, legislative or other changes affecting customer account charges and fee income; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments, including adoption of state legislation that would increase state taxes; adoption of proposed federal legislation reducing interest subsidies and other benefits available to TCF in its education lending programs; adverse findings in tax audits or regulatory examinations; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new regulatory requirements; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets; and results of litigation, including reductions in card revenues resulting from litigation brought by various merchants or merchant organizations against Visa; or other significant uncertainties.  Investors should consult TCF’s Annual Report on Form 10-K, and Forms 10-Q and 8-K for additional important information about the Company.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income.  Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates.  At March 31, 2007, net interest income is estimated to decrease by .4%, compared with the base case scenario, over the next twelve months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.  In the event short- and long-term interest rates were to decline by 100 basis points, net interest income is estimated to increase by .2%, compared with the base case scenario, over the next twelve months.

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

TCF’s one-year interest rate gap was a negative $518.1 million, or 3.5% of total assets, at March 31, 2007, compared with a negative $630 million, or 4.3% of total assets, at December 31, 2006.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at March 31, 2007, by approximately $746 million, or 82.2%, in the first year.  An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.  Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at March 31, 2007, by approximately $247 million, or 27.2%, in the first year.  A slowing in prepayments would increase the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2007.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the first quarter of 2007 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (Principal Executive Officer), the Chief Financial Officer (Principal Financial Officer) and the Controller and Assistant Treasurer (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure.  Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
	At	At	At	At	At
(Dollars in thousands,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
except per-share data)	2007	2006	2006	2006	2006

SELECTED FINANCIAL CONDITION DATA:

Loans and leases excluding residential real estate loans	$10,815,212	$10,705,890	$10,496,031	$10,231,268	$9,824,661

Securities available for sale	1,859,244	1,816,126	1,770,427	1,781,995	1,816,135
Residential real estate loans	602,748	627,790	659,477	695,214	732,912
Subtotal	2,461,992	2,443,916	2,429,904	2,477,209	2,549,047
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	14,898,375	14,669,734	14,319,387	14,222,561	13,851,936

Checking, savings and money market deposits	7,420,480	7,285,615	7,224,223	7,261,327	7,461,186
Certificates of deposit	2,477,230	2,483,635	2,454,469	2,382,273	2,128,723
Total deposits	9,897,710	9,769,250	9,678,692	9,643,600	9,589,909
Short-term borrowings	47,376	214,112	376,397	561,374	346,528
Long-term borrowings	3,571,930	3,374,428	2,976,133	2,778,277	2,688,131
Stockholders' equity	1,062,008	1,033,374	1,031,189	977,385	968,300

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2006	2006	2006	2006

SELECTED OPERATIONS DATA:
Net interest income	$135,477	$135,887	$135,033	$135,442	$131,168
Provision for credit losses	4,656	10,073	5,288	4,177	1,151
Net interest income after provision for credit losses	130,821	125,814	129,745	131,265	130,017
Non-interest income:
Fees and other revenues	112,164	118,831	128,252	123,622	114,571
Gains on sales of branches and real estate	31,173	—	1,260	—	2,928
Total non-interest income	143,337	118,831	129,512	123,622	117,499
Non-interest expense	164,200	165,562	162,389	160,966	160,280
Income before income tax expense	109,958	79,083	96,868	93,921	87,236
Income tax expense	27,234	25,350	30,941	26,860	29,014
Net income	$82,724	$53,733	$65,927	$67,061	$58,222

Per common share:
Basic earnings	$.65	$.42	$.51	$.52	$.45
Diluted earnings	$.65	$.42	$.51	$.52	$.45
Dividends declared	$.2425	$.23	$.23	$.23	$.23

FINANCIAL RATIOS:
Return on average assets (1)	2.24%	1.49%	1.86%	1.92%	1.71%
Return on average common equity (1)	31.81	20.68	26.44	27.75	23.82
Net interest margin (1)	4.00	4.07	4.11	4.22	4.25
Net charge-offs as a percentage of average loans and leases (1)	.10	.24	.18	.16	.08
Average total equity to average assets	7.03	7.20	7.02	6.92	7.18

(1)   Annualized.

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

Item 1A. Risk Factors

There have been no material changes to TCF’s risk factors reported in its Annual Report on Form 10-K dated December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2007.

	Shares Repurchased		Share Repurchase
		Average Price	Authorization (1)
(Dollars in thousands)	Number	Per Share	May 21, 2005
Balance, December 31, 2006			2,828,307
January 1-31, 2007	—	$—	2,828,307
February 1-28, 2007	360,000	26.57	2,468,307
March 1-31, 2007	700,000	26.37	1,768,307
Balance, March 31, 2007	1,060,000	$26.44	1,768,307

[[[

(1)          The current share repurchase authorization was approved by the Board of Directors on May 21, 2005. The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 6.7 million shares. This authorization does not have an expiration date. On April 14, 2007, the Board of Directors authorized a new stock repurchase program for the Company to acquire up to 5% of TCF common stock, or an additional 6.5 million shares. TCF has a total of 8.2 million shares authorized under its stock repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 37 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION
/s/ Lynn A. Nagorske
Lynn A. Nagorske, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Thomas F. Jasper
Thomas F. Jasper, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ David M. Stautz
David M. Stautz, Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

Dated: April 26, 2007

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

3(b)-2	Amendment to Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3(b)-2 to TCF Financial Corporation’s Current Report on Form 8-K filed March 1, 2007]

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request

10(b)-5*

TCF Financial Corporation Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement dated January 22, 2007 (“Performance-Based Stock Award”) [incorporated by reference to Exhibit 10(b)-5 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2007 No.001-10253]

10(b)-6*

TCF Financial Corporation Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement, dated January 22, 2007 [incorporated by reference to Exhibit 10(b)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2007 No. 001-10253]

10(b)-7*#	TCF Financial 1995 Incentive Stock Program Incentive Stock Option Agreement of Craig R. Dahl dated May 11, 1999

10(b)-8*#	Nonqualified Stock Option Agreement of Craig R. Dahl dated May 11, 1999

10(e)-6*#

Employment Agreement between Craig R. Dahl and TCF Financial Corporation dated April 26, 1999, Change in Control Agreement and Amendment to Employment Agreement between Craig R. Dahl and TCF Financial Corporation dated April 15, 2005 and Non-Solicitation/Confidentiality Agreement between Craig R. Dahl and TCF Financial Corporation dated April 15, 2005

10(o)*

2003 Management Incentive Plan-Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2003, No. 001-10253]; and 2004 Management Incentive Plan — Executive [incorporated by reference from TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2004, No. 001-10253] and 2005 Management Incentive Plan — Executive [incorporated by reference to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]; and 2006 Management Incentive Plan — Executive [incorporated by reference to TCF Financial Corporation’s Current Report on Form 8-K (filed January 25, 2006)]; and Form of 2007 Management Incentive Plan — Executive Agreement [incorporated by reference to TCF Financial Corporation’s Current Report on Form 8-K (filed January 25, 2007)]

10(o)-1*#	2007 Management Incentive Plan — Leasing Executive Agreement

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

#      Filed herein

*      Executive Contracts