Form 10-Q
period 2007-06-30
TCF FINANCIAL CORP
filed 2007-07-27
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 19, 2007
Common Stock, $.01 par value	126,954,280 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	June 30,	December 31,
(Dollars in thousands, except per-share data)	2007	2006
	(Unaudited)
Assets

Cash and due from banks	$324,406	$348,980
Investments	110,811	170,129
Securities available for sale	1,943,450	1,816,126
Education loans held for sale	111,377	144,574
Loans and leases:
Consumer home equity and other	6,201,067	5,945,077
Commercial real estate	2,354,805	2,390,653
Commercial business	569,105	551,995
Leasing and equipment finance	1,913,628	1,818,165
Subtotal	11,038,605	10,705,890
Residential real estate	572,619	627,790
Total loans and leases	11,611,224	11,333,680
Allowance for loan and lease losses	(66,809)	(58,543)
Net loans and leases	11,544,415	11,275,137
Premises and equipment, net	423,048	406,087
Goodwill	152,599	152,599
Other assets	367,598	356,102
Total assets	$14,977,704	$14,669,734

Liabilities and Stockholders’ Equity

Deposits:
Checking	$4,268,723	$4,348,256
Savings	2,446,942	2,351,580
Money market	615,940	585,779
Certificates of deposit	2,511,090	2,483,635
Total deposits	9,842,695	9,769,250
Short-term borrowings	285,828	214,112
Long-term borrowings	3,568,997	3,374,428
Total borrowings	3,854,825	3,588,540
Accrued expenses and other liabilities	279,152	278,570
Total liabilities	13,976,672	13,636,360
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 131,500,734 and 131,660,749 shares issued	1,315	1,317
Additional paid-in capital	352,674	343,744
Retained earnings, subject to certain restrictions	866,104	784,011
Accumulated other comprehensive loss	(62,631)	(34,926)
Treasury stock at cost, 4,545,780 and 1,242,413 shares, and other	(156,430)	(60,772)
Total stockholders’ equity	1,001,032	1,033,374
Total liabilities and stockholders’ equity	$14,977,704	$14,669,734

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share data)	2007	2006	2007	2006

Interest income:
Loans and leases	$206,738	$188,988	$408,343	$365,971
Securities available for sale	26,665	25,156	51,770	48,855
Education loans held for sale	3,365	4,205	7,511	8,552
Investments	1,557	792	4,363	1,469
Total interest income	238,325	219,141	471,987	424,847
Interest expense:
Deposits	58,242	46,247	115,397	86,094
Borrowings	42,658	37,452	83,688	72,143
Total interest expense	100,900	83,699	199,085	158,237
Net interest income	137,425	135,442	272,902	266,610
Provision for credit losses	13,329	4,177	17,985	5,328
Net interest income after provision for credit losses	124,096	131,265	254,917	261,282
Non-interest income:
Fees and service charges	71,728	71,099	133,750	132,654
Card revenue	24,876	22,984	48,137	44,246
ATM revenue	9,314	9,762	18,063	18,861
Investments and insurance revenue	2,772	2,894	4,950	5,382
Subtotal	108,690	106,739	204,900	201,143
Leasing and equipment finance	15,199	12,552	29,200	24,467
Other	2,993	4,331	4,946	12,583
Fees and other revenue	126,882	123,622	239,046	238,193
Gains on sales of branches and real estate	2,723	—	33,896	2,928
Total non-interest income	129,605	123,622	272,942	241,121
Non-interest expense:
Compensation and employee benefits	86,707	85,083	174,800	171,251
Occupancy and equipment	29,329	27,998	59,780	56,049
Advertising and promotions	5,586	6,755	11,567	12,471
Other	36,531	37,725	71,846	74,907
Subtotal	158,153	157,561	317,993	314,678
Operating lease depreciation	4,381	3,405	8,741	6,568
Total non-interest expense	162,534	160,966	326,734	321,246
Income before income tax expense	91,167	93,921	201,125	181,157
Income tax expense	29,038	26,860	56,272	55,874
Net income	$62,129	$67,061	$144,853	$125,283

Net income per common share:
Basic	$.49	$.52	$1.14	$.97
Diluted	$.49	$.52	$1.14	$.96

Dividends declared per common share	$.2425	$.23	$.4850	$.46

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$144,853	$125,283
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	31,994	28,732
Provision for credit losses	17,985	5,328
Proceeds from sales of education loans held for sale	134,361	112,294
Principal collected on education loans held for sale	2,961	7,371
Originations of education loans held for sale	(107,035)	(117,578)
Net increase in other assets and accrued expenses and other liabilities	19,262	6,399
Gains on sales of assets, net	(33,896)	(4,530)
Other, net	1,720	(1,411)
Total adjustments	67,352	36,605
Net cash provided by operating activities	212,205	161,888

Cash flows from investing activities:
Principal collected on loans and leases	1,774,926	1,728,091
Originations and purchases of loans	(1,762,423)	(2,127,697)
Purchases of equipment for lease financing	(335,012)	(378,023)
Proceeds from maturities of and principal collected on securities available for sale	128,910	111,176
Purchases of securities available for sale	(301,385)	(297,451)
Net decrease of federal funds sold	71,000	—
Purchases of Federal Home Loan Bank stock	(21,137)	(31,123)
Proceeds from redemptions of Federal Home Loan Bank stock	8,926	38,266
Proceeds from sales of real estate owned	16,325	11,874
Purchases of premises and equipment	(38,626)	(37,168)
Proceeds from sales of premises and equipment	10,539	4,274
Proceeds from sale of mortgage servicing rights	—	37,731
Other, net	9,358	3,485
Net cash used by investing activities	(438,599)	(936,565)

Cash flows from financing activities:
Net increase in deposits	314,853	514,245
Sale of deposits	(213,294)	—
Net increase in short-term borrowings	71,716	89,248
Proceeds from long-term borrowings	387,768	494,136
Payments on long-term borrowings	(210,504)	(216,090)
Purchases of common stock	(94,221)	(73,864)
Dividends paid on common stock	(62,992)	(61,090)
Stock compensation tax benefits	4,519	20,714
Other, net	3,975	4,619
Net cash provided by financing activities	201,820	771,918
Net decrease in cash and due from banks	(24,574)	(2,759)
Cash and due from banks at beginning of period	348,980	374,701
Cash and due from banks at end of period	$324,406	$371,942

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$189,752	$147,830
Income taxes	$40,680	$24,718
Transfer of loans and leases to other assets	$44,758	$21,435

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
	Number of		Additional		Other	Treasury
	Common	Common	Paid-in	Retained	Comprehensive	Stock
(Dollars in thousands)	Shares Issued	Stock	Capital	Earnings	Loss	and Other	Total
Balance, December 31, 2005	184,386,193	$1,844	$476,884	$1,536,611	$(21,215)	$(995,652)	$998,472

Comprehensive income (loss):
Net income	—	—	—	125,283	—	—	125,283
Other comprehensive loss	—	—	—	—	(34,300)	—	(34,300)
Comprehensive income (loss)	—	—	—	125,283	(34,300)	—	90,983
Dividends on common stock	—	—	—	(61,090)	—	—	(61,090)
Repurchase of 2,900,000 shares	—	—	—	—	—	(73,864)	(73,864)
Issuance of 676,540 shares	—	—	(12,685)	—	—	12,685	—
Cancellation of shares	(105,785)	(1)	(272)	205	—	—	(68)
Cancellation of shares for tax withholding	(77,961)	(1)	(2,110)	—	—	—	(2,111)
Amortization of stock compensation	—	—	4,113	—	—	—	4,113
Exercise of stock options, 20,000 shares	—	—	(144)	—	—	380	236
Stock compensation tax benefits	—	—	20,714	—	—	—	20,714
Change in shares held in trust for deferred compensation plans, at cost	—	—	(18,390)	—	—	18,390	—
Balance, June 30, 2006	184,202,447	$1,842	$468,110	$1,601,009	$(55,515)	$(1,038,061)	$977,385

Balance, December 31, 2006	131,660,749	$1,317	$343,744	$784,011	$(34,926)	$(60,772)	$1,033,374
Comprehensive income (loss):
Net income	—	—	—	144,853	—	—	144,853
Other comprehensive loss	—	—	—	—	(27,705)	—	(27,705)
Comprehensive income (loss)	—	—	—	144,853	(27,705)	—	117,148
Dividends on common stock	—	—	—	(62,992)	—	—	(62,992)
Repurchase of 3,460,000 shares	—	—	—	—	—	(94,221)	(94,221)
Issuance of 99,500 shares	—	—	(2,268)	—	—	2,268	—
Cancellation of shares	(111,025)	(1)	(339)	232	—	—	(108)
Cancellation of shares for
tax withholding	(48,990)	(1)	(1,347)	—	—	—	(1,348)
Amortization of stock compensation	—	—	3,928	—	—	—	3,928
Exercise of stock options, 57,083 shares	—	—	(698)	—	—	1,430	732
Stock compensation tax benefits	—	—	4,519	—	—	—	4,519
Change in shares held in trust for deferred compensation plans, at cost	—	—	5,135	—	—	(5,135)	—
Balance, June 30, 2007	131,500,734	$1,315	$352,674	$866,104	$(62,631)	$(156,430)	$1,001,032

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

(2)          Investments

The carrying values of investments, which approximate their fair values, consist of the following.

	At	At
	June 30,	December 31,
(In thousands)	2007	2006
Federal Home Loan Bank stock, at cost:
Des Moines	$85,841	$73,630
Chicago	4,617	4,617
Subtotal	90,458	78,247
Federal Reserve Bank stock, at cost	20,337	20,023
Interest-bearing deposits with banks	16	859
Federal funds sold	—	71,000
Total investments	$110,811	$170,129

The investments in FHLB stock are required investments related to TCF’s borrowings from these banks.  All new FHLB borrowing activity since 2000 is conducted through the FHLB of Des Moines. FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank System.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt.  Therefore, TCF’s investments in these banks could be adversely impacted by the operations of the other FHLBs.

(3)          Securities Available for Sale

Securities available for sale consist of the following.

	At June 30, 2007				At December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Mortgage-backed securities:
Federal agencies	$2,016,826	$54	$(77,877)	$1,939,003	$1,843,744	$880	$(34,046)	$1,810,578
Other	4,355	—	(158)	4,197	4,719	—	(171)	4,548
Other securities	250	—	—	250	1,000	—	—	1,000
Total	$2,021,431	$54	$(78,035)	$1,943,450	$1,849,463	$880	$(34,217)	$1,816,126
Weighted-average yield	5.44%				5.37%

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.  Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these securities until a recovery of fair value.  Accordingly, TCF has concluded that no other than temporary impairment has occurred at June 30, 2007.

	At June 30, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities:
Federal agencies	$698,359	$(12,082)	$1,237,815	$(65,795)	$1,936,174	$(77,877)
Other	—	—	3,794	(158)	3,794	(158)
Total	$698,359	$(12,082)	$1,241,609	$(65,953)	$1,939,968	$(78,035)

	At December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities:
Federal agencies	$270,636	$(570)	$1,271,984	$(33,476)	$1,542,620	$(34,046)
Other	—	—	4,101	(171)	4,101	(171)
Total	$270,636	$(570)	$1,276,085	$(33,647)	$1,546,721	$(34,217)

(4)          Loans and Leases

The following table sets forth information about loans and leases, excluding education loans held for sale.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2007	2006	Change
Consumer home equity and other:
Home Equity:
First mortgage lien	$3,957,922	$3,781,458	4.7%
Junior lien	2,178,060	2,101,210	3.7
Total consumer home equity	6,135,982	5,882,668	4.3
Other	65,085	62,409	4.3
Total consumer home equity and other	6,201,067	5,945,077	4.3
Commercial:
Commercial real estate:
Permanent	2,149,043	2,201,996	(2.4)
Construction and development	205,762	188,657	9.1
Total commercial real estate	2,354,805	2,390,653	(1.5)
Commercial business	569,105	551,995	3.1
Total commercial	2,923,910	2,942,648	(0.6)
Leasing and equipment finance (1):
Equipment finance loans	546,040	492,062	11.0
Lease financings:
Direct financing leases	1,464,904	1,423,226	2.9
Sales-type leases	28,305	22,694	24.7
Lease residuals	36,543	34,671	5.4
Unearned income and deferred lease costs	(162,164)	(154,488)	(5.0)
Total lease financings	1,367,588	1,326,103	3.1
Total leasing and equipment finance	1,913,628	1,818,165	5.3
Total consumer, commercial and leasing and equipment finance	11,038,605	10,705,890	3.1
Residential real estate	572,619	627,790	(8.8)
Total loans and leases	$11,611,224	$11,333,680	2.4

(1)          Operating leases of $73.2 million at June 30, 2007 and $80.4 million at December 31, 2006 are included in Other Assets on the Consolidated Statements of Financial Condition.

(5)          Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At June 30, 2007		At December 31, 2006
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2007	$—	—%	$200,000	3.65%
	2009	117,000	5.26	117,000	5.26
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
	2015	1,400,000	4.16	1,400,000	4.16
	2016	1,100,000	4.49	1,100,000	4.49
	2017	400,000	4.50	—	—
Sub-total		3,317,000	4.44	3,117,000	4.58
Subordinated bank notes	2014	74,634	5.27	74,545	5.27
	2015	49,537	5.37	49,458	5.37
	2016	74,366	5.63	74,337	5.63
Sub-total		198,537	5.43	198,340	5.43
Discounted lease rentals	2007	14,696	7.28	27,566	7.13
	2008	20,514	7.37	16,000	7.30
	2009	11,118	7.37	7,390	7.27
	2010	3,483	7.27	2,287	7.16
	2011	444	7.26	431	7.25
Sub-total		50,255	7.34	53,674	7.20
Other borrowings	2007	13	5.00	2,222	4.50
	2008	2,226	4.51	2,226	4.51
	2009	966	5.00	966	5.00
Sub-total		3,205	4.66	5,414	4.59
Total long-term borrowings		$3,568,997	4.54	$3,374,428	4.49

Included in Federal Home Loan Bank (“FHLB”) advances and repurchase agreements at June 30, 2007 were $417 million of fixed-rate FHLB advances, which are callable quarterly by the counterparties at par until maturity.  In addition, TCF has $1.6 billion of repurchase agreements and $1.3 billion of FHLB advances, which are callable during various years from 2008 through 2011.  The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates at the various call dates. If the FHLB advances are called, replacement funding will be provided by the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The next call date and stated maturity for the callable FHLB advances and repurchase agreements outstanding at June 30, 2007 were as follows.

Year	Next Call Date	Weighted- Average Rate	Stated Maturity Date	Weighted- Average Rate

2007	$417,000	5.24%	$—	—%
2008	1,200,000	4.13	—	—
2009	1,000,000	4.45	117,000	5.26
2010	600,000	4.34	100,000	6.02
2011	100,000	4.82	200,000	4.85
2015	—	—	1,400,000	4.16
2016	—	—	1,100,000	4.49
2017	—	—	400,000	4.50
Total	$3,317,000	4.44	$3,317,000	4.44

(6)          Stockholders’ Equity

Treasury stock and other consists of the following.

	At	At
	June 30,	December 31,
(In thousands)	2007	2006

Treasury stock, at cost	$(118,350)	$(27,827)
Shares held in trust for deferred compensation plans, at cost	(38,080)	(32,945)
Total	$(156,430)	$(60,772)

(7)          Stock Compensation

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel.  Under the Program, no more than 5% of the shares of TCF common stock outstanding on the date of initial shareholder approval may be awarded.  At June 30, 2007, there were 4,037,363 shares reserved for issuance under the Program, including 174,050 shares related to outstanding stock options, all of which are fully vested.

At June 30, 2007, there were 1,455,166 shares of performance-based restricted stock that will vest only if certain earnings per share goals and service conditions are achieved.  Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.  Other restricted stock grants vest over periods from three to seven years.  The weighted-average grant date fair value of restricted stock granted for the second quarter and first six months of 2007 was $25.98 and $26.43, respectively, compared with $25.66 and $25.23 for the same 2006 periods. Compensation expense for restricted stock was $1.8 million and $3.6 million for the second quarter and first six months of 2007, respectively, compared with $1.9 million and $3.8 million for the same 2006 periods.  The recognized tax benefit for stock compensation expense was $605 thousand and $1.2 million for the second quarter and first six months of 2007, respectively, compared with $639 thousand and $1.3 million for the same 2006 periods.  Unrecognized stock compensation for restricted stock awards was $16.7 million with a weighted-average remaining amortization period of 1.8 years at June 30, 2007, compared with $25 million with a weighted-average remaining amortization period of 2.5 years at June 30, 2006.

The following table reflects TCF’s restricted stock transactions under the Program since December 31, 2006.

	Restricted Stock
	Shares	Price Range
Outstanding at December 31, 2006	2,619,341	$9.87 - $30.28
Granted	99,550	25.74 - 28.64
Forfeited	(111,025)	9.87 - 28.71
Vested	(145,900)	20.38 - 26.39
Outstanding at June 30, 2007	2,461,966	$9.87 - $30.28

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

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Tier 1 leverage capital
TCF	$910,574	6.14%	$445,031	3.00%	N.A.	N.A.
TCF National Bank	856,981	5.79	444,015	3.00	$740,024	5.00%

Tier 1 risk-based capital
TCF	910,574	8.40	433,714	4.00	650,570	6.00
TCF National Bank	856,981	7.92	432,906	4.00	649,358	6.00

Total risk-based capital
TCF	1,177,748	10.86	867,427	8.00	1,084,284	10.00
TCF National Bank	1,124,154	10.39	865,813	8.00	1,082,266	10.00

As of December 31, 2006:
Tier 1 leverage capital
TCF	$914,128	6.33%	$432,993	3.00%	N.A.	N.A.
TCF National Bank	821,273	5.70	432,374	3.00	$720,623	5.00%

Tier 1 risk-based capital
TCF	914,128	8.65	422,678	4.00	634,016	6.00
TCF National Bank	821,273	7.79	421,941	4.00	632,911	6.00

Total risk-based capital
TCF	1,173,073	11.10	845,355	8.00	1,056,694	10.00
TCF National Bank	1,080,218	10.24	843,881	8.00	1,054,851	10.00

N.A. Not Applicable.

At June 30, 2007, TCF, TCF National Bank and TCF National Bank Arizona exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the OCC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(9)   Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and six months ended June 30, 2007 and 2006.

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Service cost	$—	$42	$—	$1,421
Interest cost	733	786	1,465	1,535
Expected return on plan assets	(1,235)	(1,253)	(2,469)	(2,516)
Amortization of prior service cost	—	—	—	(21)
Amortization of net actuarial loss	850	585	1,699	1,160
Plan amendment/curtailment gain	—	—	—	(400)
Net periodic benefit cost	$348	$160	$695	$1,179

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Service cost	$4	$6	$8	$13
Interest cost	123	109	246	217
Amortization of transition obligation	26	25	51	50
Recognized actuarial loss	55	30	111	60
Net periodic benefit cost	$208	$170	$416	$340

During the second quarters and first six months of 2007 and 2006, TCF made no contributions to the Pension Plan.  TCF is not required, and does not anticipate making, any contributions to the Pension Plan during 2007.  During the second quarter and first six months of 2007, TCF paid $300 thousand and $625 thousand, respectively, for benefits of the Postretirement Plan, compared with $312 thousand and $496 thousand for the same 2006 periods.

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

The following tables set forth certain information for TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.  The “other” category in the tables below includes TCF’s parent company, corporate functions and mortgage banking.

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Three Months Ended June 30, 2007:
Revenues from external customers:
Interest income	$202,256	$36,069	$—	$—	$238,325
Non-interest income	114,216	15,199	190	—	129,605
Total	$316,472	$51,268	$190	$—	$367,930
Net interest income	$121,715	$15,892	$(182)	$—	$137,425
Provision for credit losses	11,155	2,174	—	—	13,329
Non-interest income	114,216	15,199	39,211	(39,021)	129,605
Non-interest expense	145,773	16,383	39,399	(39,021)	162,534
Income tax expense	24,852	4,560	(374)	—	29,038
Net income	$54,151	$7,974	$4	$—	$62,129

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$14,528,185	$2,071,650	$128,966	$(1,751,097)	$14,977,704

At or For the Three Months Ended June 30, 2006:
Revenues from external customers:
Interest income	$189,771	$29,370	$—	$—	$219,141
Non-interest income	108,978	12,552	2,092	—	123,622
Total	$298,749	$41,922	$2,092	$—	$342,763
Net interest income	$120,480	$14,184	$309	$469	$135,442
Provision for credit losses	3,386	791	—	—	4,177
Non-interest income	108,978	12,552	33,612	(31,520)	123,622
Non-interest expense	143,859	13,243	34,915	(31,051)	160,966
Income tax expense	23,115	4,575	(830)	—	26,860
Net income	$59,098	$8,127	$(164)	$—	$67,061

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$13,782,971	$1,824,821	$133,484	$(1,518,715)	$14,222,561

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Six Months Ended June 30, 2007:
Revenues from external customers:
Interest income	$401,671	$70,316	$—	$—	$471,987
Non-interest income	243,344	29,201	397	—	272,942
Total	$645,015	$99,517	$397	$—	$744,929
Net interest income	$242,495	$30,767	$(360)	$—	$272,902
Provision for credit losses	16,669	1,316	—	—	17,985
Non-interest income	243,344	29,201	78,159	(77,762)	272,942
Non-interest expense	293,617	32,281	78,598	(77,762)	326,734
Income tax expense	47,381	9,569	(678)	—	56,272
Net income	$128,172	$16,802	$(121)	$—	$144,853

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$14,528,185	$2,071,650	$128,966	$(1,751,097)	$14,977,704

At or For the Six Months Ended June 30, 2006:
Revenues from external customers:
Interest income	$368,191	$56,656	$—	$—	$424,847
Non-interest income	210,183	24,467	6,471	—	241,121
Total	$578,374	$81,123	$6,471	$—	$665,968
Net interest income	$236,481	$28,273	$883	$973	$266,610
Provision for credit losses	5,755	(427)	—	—	5,328
Non-interest income	210,183	24,467	70,338	(63,867)	241,121
Non-interest expense	288,682	26,187	69,271	(62,894)	321,246
Income tax expense	46,170	9,724	(20)	—	55,874
Net income	$106,057	$17,256	$1,970	$—	$125,283

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$13,782,971	$1,824,821	$133,484	$(1,518,715)	$14,222,561

(11) Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per-share data)	2007	2006	2007	2006

Basic Earnings Per Common Share
Net income	$62,129	$67,061	$144,853	$125,283
Weighted-average shares outstanding	128,161,549	131,822,899	129,184,177	132,285,471
Restricted stock	(2,480,095)	(2,654,240)	(2,510,837)	(2,563,309)
Weighted-average common shares outstanding for basic earnings per common share	125,681,454	129,168,659	126,673,340	129,722,162
Basic earnings per common share	$.49	$.52	$1.14	$.97

Diluted Earnings Per Common Share
Net income	$62,129	$67,061	$144,853	$125,283
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	125,681,454	129,168,659	126,673,340	129,722,162
Net dilutive effect of:
Restricted stock	173,833	86,069	160,171	69,812
Stock options	87,984	107,315	93,714	109,942
Weighted-average common shares outstanding for diluted earnings per common share	125,943,271	129,362,043	126,927,225	129,901,916
Diluted earnings per common share	$.49	$.52	$1.14	$.96

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

(12) Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income.  The following table summarizes the components of comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Net income	$62,129	$67,061	$144,853	$125,283
Other comprehensive income:
Unrealized holding losses arising during the period on securities available for sale	(47,863)	(26,859)	(44,644)	(52,481)
Recognized pension and postretirement actuarial losses and transition obligation	931	—	1,861	—
Income tax expense	(16,538)	(9,465)	(15,078)	(18,181)
Total other comprehensive loss	(30,394)	(17,394)	(27,705)	(34,300)
Comprehensive income	$31,735	$49,667	$117,148	$90,983

(13) Other Expense

Other expense consists of the following.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Card processing and issuance	$4,617	$4,372	$9,056	$8,815
Other deposit account losses	4,574	4,592	8,869	8,961
Postage and courier	3,412	3,600	6,924	7,324
Telecommunications	2,946	3,162	5,936	6,410
Office supplies	2,376	2,541	4,889	4,969
ATM processing	2,270	2,333	4,332	4,403
Foreclosed real estate, net	1,550	805	1,830	1,395
Federal deposit insurance and OCC assessments	808	741	1,613	1,483
Deposit base intangible amortization	239	407	478	814
Other	13,739	15,172	27,919	30,333
Total other expense	$36,531	$37,725	$71,846	$74,907

(14)    Income Taxes

Effective January 1, 2007, TCF adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (the Interpretation). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.   The initial adoption of this Interpretation had no impact on TCF’s financial statements.  As of January 1, 2007, the gross amount of unrecognized tax benefits was $24.3 million, including $2.1 million of related accrued interest.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including additions for current tax year positions, reductions due to the expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition of new uncertain tax positions.

TCF’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

TCF’s federal income tax returns are open and subject to examination from the 2003 tax return year and forward.  TCF’s various state income tax returns are generally open from the 2002 and later tax return years based on individual state statutes of limitation.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota.  Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona (“TCF Bank”), are headquartered in Minnesota and Arizona and had 446 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona at June 30, 2007.

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

The continued growth of deposit accounts is a significant part of TCF’s growth strategy.  Total deposit accounts were 2,428,643 at June 30, 2007, an increase of 2,027 accounts, or .3% (annualized), from December 31, 2006. Excluding the impact of the Michigan sold branches, deposit accounts increased 54,215 accounts or 9.1% (annualized) from December 31, 2006.

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

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 51.5% of TCF’s total revenue for the three months ended June 30, 2007.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations.  A key driver of non-interest income is the number of deposit accounts and related transaction activity.  Increasing fee and service charge revenue has been challenging as a result of slower growth in deposit accounts and changing customer behaviors.  TCF is focusing on deposit account growth to increase future fee revenue.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Non-Interest Income” for additional information.

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is the 12th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended March 31, 2007 as published by Visa.  TCF earns interchange revenue from customer debit card transactions.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three and six months ended June 30, 2007 and 2006 and on information about TCF’s balance sheet, credit quality, liquidity funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 49 cents and $1.14 for the second quarter and first six months of 2007, respectively, compared with 52 cents and 96 cents for the same 2006 periods.  Net income was $62.1 million and $144.9 million for the second quarter and first six months of 2007, respectively, compared with $67.1 million and $125.3 million for the same 2006 periods.  The second quarter of 2007 includes $2.7 million in pre-tax gains on sales of real estate and a $1.9 million favorable income tax adjustment for a combined after-tax impact of three cents per diluted share.  The second quarter of 2006 includes a $4.1 million favorable income tax adjustment for an after-tax impact of three cents per diluted share.  The first six months of 2007 includes a $31.2 million pre-tax gain on the sale of ten outstate Michigan branches, $2.7 million of pre-tax gains on sales of real estate and $10.4 million of favorable income tax settlements and adjustments for a combined after-tax impact of 26 cents per diluted share. The first six months of 2006 includes $4.5 million in pre-tax gains on sale of assets and $4.1 million in favorable income tax adjustments for a combined after-tax impact of five cents per diluted share.  For the second quarter and first six months of 2007, return on average assets was 1.67% and 1.95%, respectively, compared with 1.92% and 1.82% for the same 2006 periods.  Return on average common equity was 24.16% and 28.08% for the second quarter and first six months of 2007, compared with 27.75% and 25.80% for the same 2006 periods.

Operating Segment Results

See Note 10 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, consisting of deposits and investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $54.2 million and $128.2 million for the second quarter and first six months of 2007, respectively, compared with $59.1 million and $106.1 million for the same 2006 periods.  Banking net interest income for the second quarter and first six months of 2007 was $121.7 million and $242.5 million, respectively, up from $120.5 million and $236.5 million for the same 2006 periods.  The provision for credit losses was $11.2 million and $16.7 million for the second quarter and first six months of 2007, respectively, compared with $3.4 million and $5.8 million for the same 2006 periods.  The increases in the provision for credit losses for the second quarter and first six months of 2007 over the same 2006 periods were primarily due to higher consumer home equity charge-offs and the resulting portfolio reserve rate increases and increased reserves for commercial loans.  Non-interest income totaled $114.2 million for the second quarter of 2007, up 4.8% from $109 million for the 2006 period, primarily related to a $1.9 million increase in card revenue. Non-interest income totaled $243.3 million for the first six months of 2007, up 15.8% from $210.2 million for the same 2006 period, primarily due to gains on the sales of branches. Non-interest expense for the second quarter and first six months of 2007 was $145.8 million and $293.6 million, respectively, compared with $143.9 million and $288.7 million for the same 2006 periods, primarily due to an increase in expenses associated with occupancy and equipment.

LEASING AND EQUIPMENT FINANCE, an operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of comprehensive lease and equipment finance products. Leasing and Equipment Finance reported net income of $8 million and $16.8 million for the second quarter and first six months of 2007, respectively, compared with $8.1 million and $17.3 million for the same 2006 periods.  Net interest income for the second quarter and first six months of 2007 was $15.9 million and $30.8 million, respectively, up from $14.2 million and $28.3 million for the same 2006 periods.  The provision for credit losses for this operating segment was $2.2 million for the second quarter of 2007, compared with $791 thousand for the second quarter of 2006 primarily due to increased reserves for certain loans and leases and higher balances.  The provision for credit losses was $1.3 million for the first six months of 2007, compared with a net credit of $427 thousand for the same 2006 period primarily due to increased reserves for certain loans and leases partially offset by a large recovery in 2007 of a previously charged-off lease. Non-interest income for the second quarter and first six months of 2007 totaled $15.2 million and $29.2 million, respectively, up from $12.6 million and $24.5 million for the same 2006 period, due to higher sales-type and operating lease revenues.  Leasing and Equipment Finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $16.4 million and $32.3 million for the second quarter and first six months of 2007, respectively, compared with $13.2 million and $26.2 million for the same 2006 periods. The increases in non-interest expense for the second quarter and first six months of 2007 were primarily related to an increase of $1.9 million and $3.2 million, respectively, in compensation and benefits due to higher commissions on sales-type leases and increases of $1 million and $2.2 million, respectively, in operating lease depreciation expense.

Consolidated Net Interest Income

Net interest income for the second quarter of 2007 was $137.4 million, up from $135.4 million for the second quarter of 2006 and $135.5 million from the first quarter of 2007. Net interest income for the first six months of 2007 was $272.9 million, up from $266.6 million for the same 2006 period. The net interest margin for the second quarter of 2007 was 4.02%, compared with 4.22% for the same 2006 period and 4.00% for the first quarter of 2007.

The increase in net interest income from the second quarter of 2006 was primarily attributable to a $841.6 million, or 6.5%, increase in average interest-earning assets, partially offset by a 20 basis point reduction in net interest margin.  The decrease in the net interest margin from the second quarter of 2006 was primarily due to continued customer preference for lower-yielding fixed-rate loans and higher-cost market-rate deposits largely due to the flat or inverted yield curve which persisted for the majority of the period.

The increase in net interest income from the first quarter of 2007 was primarily due to a $64.4 million increase in total interest-earning assets, a two basis point increase in net interest margin and one additional day in the second quarter of 2007. The increase in net interest margin from the first quarter of 2007 was primarily due to investments that were replaced by higher yielding interest-earning assets and increased yields in leasing, partially offset by the effect of Michigan deposits sold in the first quarter of 2007.

The following table summarizes TCF’s average balances, interest, dividends and the related yields and rates for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$130,977	$1,557	4.77%	$69,176	$792	4.59%
Securities available for sale (3)	1,967,524	26,665	5.42	1,880,671	25,156	5.35
Education loans held for sale	153,566	3,365	8.79	228,492	4,205	7.38
Loans and leases:
Consumer home equity:
Fixed-rate	4,614,322	80,127	6.97	3,721,249	63,061	6.80
Variable-rate	1,421,390	31,181	8.80	1,689,402	36,611	8.69
Consumer - other	41,708	1,057	10.16	34,854	921	10.60
Total consumer home equity and other	6,077,420	112,365	7.42	5,445,505	100,593	7.41
Commercial real estate:
Fixed- and adjustable-rate	1,750,690	28,036	6.42	1,672,865	26,007	6.24
Variable-rate	598,918	11,685	7.83	725,560	13,754	7.60
Total commercial real estate	2,349,608	39,721	6.78	2,398,425	39,761	6.65
Commercial business:
Fixed- and adjustable-rate	165,780	2,675	6.47	127,702	1,969	6.18
Variable-rate	391,354	7,317	7.50	372,828	6,940	7.47
Total commercial business	557,134	9,992	7.19	500,530	8,909	7.14
Leasing and equipment finance	1,879,958	36,069	7.67	1,624,781	29,370	7.23
Subtotal	10,864,120	198,147	7.31	9,969,241	178,633	7.18
Residential real estate	587,400	8,591	5.85	714,433	10,355	5.80
Total loans and leases (4)	11,451,520	206,738	7.24	10,683,674	188,988	7.09
Total interest-earning assets	13,703,587	238,325	6.97	12,862,013	219,141	6.83
Other assets (5) (6)	1,148,033			1,110,174
Total assets	$14,851,620			$13,972,187

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,492,429			$1,557,933
Small business	586,711			604,776
Commercial and custodial	199,226			234,188
Total non-interest bearing deposits	2,278,366			2,396,897
Interest-bearing deposits:
Premier checking	1,070,397	7,943	2.98	1,000,749	7,923	3.18
Other checking	834,405	729.35		893,800	512.23
Subtotal	1,904,802	8,672	1.83	1,894,549	8,435	1.79
Premier savings	1,109,341	11,672	4.22	855,979	8,612	4.04
Other savings	1,300,857	3,733	1.15	1,415,767	2,970.85
Subtotal	2,410,198	15,405	2.56	2,271,746	11,582	2.04
Money market	604,217	4,355	2.89	610,766	3,429	2.25
Subtotal	4,919,217	28,432	2.32	4,777,061	23,446	1.97
Certificates of deposit	2,525,886	29,810	4.73	2,249,694	22,801	4.06
Total interest-bearing deposits	7,445,103	58,242	3.14	7,026,755	46,247	2.64
Total deposits	9,723,469	58,242	2.40	9,423,652	46,247	1.97
Borrowings:
Short-term borrowings	196,169	2,553	5.22	573,418	7,140	4.99
Long-term borrowings	3,566,883	40,105	4.51	2,703,623	30,312	4.50
Total borrowings	3,763,052	42,658	4.55	3,277,041	37,452	4.58
Total interest-bearing liabilities	11,208,155	100,900	3.61	10,303,796	83,699	3.29
Total deposits and borrowings	13,486,521	100,900	3.00	12,700,693	83,699	2.64
Other liabilities (6)	336,676			304,875
Total liabilities	13,823,197			13,005,568
Stockholders’ equity (6)	1,028,423			966,619
Total liabilities and stockholders’ equity	$14,851,620			$13,972,187
Net interest income and margin		$137,425	4.02%		$135,442	4.22%

(1)   Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $428,000 and $291,000 was recognized during the three months ended June 30, 2007 and 2006, respectively.

(2)   Annualized.

(3)   Average balance and yield of securities available for sale are based upon the historical amortized cost.

(4)   Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)   Includes operating leases.

(6)   Average balance is a simple average of month-end balances.

The following table summarizes TCF’s average balances, interest, dividends and the related yields and rates for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007			2006
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$180,839	$4,363	4.86%	$69,912	$1,469	4.22%
Securities available for sale (3)	1,914,723	51,770	5.41	1,831,402	48,855	5.34
Education loans held for sale	177,611	7,511	8.53	254,692	8,552	6.77
Loans and leases:
Consumer home equity:
Fixed-rate	4,545,305	156,803	6.96	3,536,733	118,583	6.76
Variable-rate	1,431,933	62,589	8.81	1,776,992	74,335	8.44
Consumer - other	41,780	2,078	10.03	34,843	1,714	9.92
Total consumer home equity and other	6,019,018	221,470	7.42	5,348,568	194,632	7.34
Commercial real estate:
Fixed- and adjustable-rate	1,741,713	55,272	6.40	1,621,257	49,933	6.21
Variable-rate	621,855	23,966	7.77	742,935	27,222	7.39
Total commercial real estate	2,363,568	79,238	6.76	2,364,192	77,155	6.58
Commercial business:
Fixed- and adjustable-rate	164,405	5,281	6.48	121,757	3,718	6.16
Variable-rate	391,234	14,564	7.51	353,331	12,575	7.18
Total commercial business	555,639	19,845	7.20	475,088	16,293	6.92
Leasing and equipment finance	1,859,077	70,316	7.56	1,579,161	56,656	7.18
Subtotal	10,797,302	390,869	7.29	9,767,009	344,736	7.11
Residential real estate	601,109	17,474	5.82	733,004	21,235	5.80
Total loans and leases (4)	11,398,411	408,343	7.21	10,500,013	365,971	7.02
Total interest-earning assets	13,671,584	471,987	6.95	12,656,019	424,847	6.75
Other assets (5) (6)	1,149,249			1,138,592
Total assets	$14,820,833			$13,794,611

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,512,180			$1,555,982
Small business	591,559			597,548
Commercial and custodial	200,534			258,165
Total non-interest bearing deposits	2,304,273			2,411,695
Interest-bearing deposits:
Premier checking	1,071,940	16,149	3.04	969,575	14,954	3.11
Other checking	829,486	1,263.31		901,835	1,068.24
Subtotal	1,901,426	17,412	1.85	1,871,410	16,022	1.73
Premier savings	1,089,809	22,991	4.25	818,222	15,911	3.92
Other savings	1,307,627	7,327	1.13	1,428,223	6,084.86
Subtotal	2,397,436	30,318	2.55	2,246,445	21,995	1.97
Money market	607,235	8,704	2.89	640,022	6,975	2.20
Subtotal	4,906,097	56,434	2.32	4,757,877	44,992	1.91
Certificates of deposit	2,519,895	58,963	4.71	2,128,341	41,102	3.89
Total interest-bearing deposits	7,425,992	115,397	3.13	6,886,218	86,094	2.52
Total deposits	9,730,265	115,397	2.39	9,297,913	86,094	1.87
Borrowings:
Short-term borrowings	142,347	3,725	5.28	623,863	14,643	4.73
Long-term borrowings	3,582,869	79,963	4.50	2,593,321	57,500	4.47
Total borrowings	3,725,216	83,688	4.53	3,217,184	72,143	4.52
Total interest-bearing liabilities	11,151,208	199,085	3.60	10,103,402	158,237	3.16
Total deposits and borrowings	13,455,481	199,085	2.98	12,515,097	158,237	2.55
Other liabilities (6)	333,536			308,463
Total liabilities	13,789,017			12,823,560
Stockholders’ equity (6)	1,031,816			971,051
Total liabilities and stockholders’ equity	$14,820,833			$13,794,611
Net interest income and margin		$272,902	4.01%		$266,610	4.23%

(1)   Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $797,000 and $557,000 was recognized during the six months ended June 30, 2007 and 2006, respectively.

(2)   Annualized.

(3)   Average balance and yield of securities available for sale are based upon the historical amortized cost.

(4)   Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)   Includes operating leases.

(6)   Average balance is a simple average of month-end balances.

Achieving net interest income growth over time is primarily dependent on TCF’s ability to generate higher-yielding assets and lower-cost deposits.  While interest rates and consumer preferences continue to change over time, TCF is currently liability sensitive as measured by its interest rate gap (the difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months).  If interest rates remain at current levels, TCF could experience continued compression of its net interest margin primarily resulting from competitive pressures on deposit product pricing and the ongoing shift of higher yielding variable-rate loans to lower yielding fixed-rate loans due to the flat yield curve.  See “Consolidated Financial Condition Analysis — Deposits” and “Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest-rate risk position.

Consolidated Provision for Credit Losses

TCF recorded provision expense of $13.3 million and $18 million in the second quarter and first six months of 2007, respectively, compared with $4.2 million and $5.3 million for the same 2006 periods. The increase in the provision for credit losses for the second quarter and first six months of 2007 is primarily due to higher consumer home equity net charge-offs and the resulting portfolio reserve rate increases and increased reserves for commercial loans and equipment finance loans and leases.  Net loan and lease charge-offs were $7 million, or .24% (annualized), and $9.7 million, or .17% (annualized), of average loans and leases, in the second quarter and first six months of 2007, respectively, compared with $4.3 million, or .16% (annualized), and $6.5 million, or .12% (annualized), of average loans and leases for the same 2006 periods. The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $129.6 million and $272.9 million for the second quarter and first six months of 2007, respectively, up from $123.6 million and $241.1 million for the same 2006 periods.

Fees and Service Charges

Fees and service charges totaled $71.7 million and $133.8 million for the second quarter and first six months of 2007, respectively, up from $71.1 million and $132.7 million for the same 2006 periods.  These increases were primarily attributable to deposit account growth.

Card Revenues

Card revenues totaled $24.9 million for the second quarter of 2007, up 8.2% over the same period of 2006. For the first six months of 2007, card revenue totaled $48.1 million, up 8.8% from the first six months of 2006. These increases were due to increased sales volume as a result of increases in the number of active accounts and transactions per account.

The following table sets forth information about TCF’s card business.

	At June 30,		Change
(Dollars in thousands)	2007	2006	Amount	%

Average active card users	814,759	795,799	18,960	2.4

Average number of transactions per card per month	19.1	17.8	1.3	7.3

Average transaction size (in dollars)	$37	$37	$—	—

Sales volume for the quarter ended	$1,783,319	$1,641,301	$142,018	8.7

Average interchange rate	1.33%	1.33%		—	bps

ATM Revenue

For the second quarter and first six months of 2007, ATM revenue was $9.3 million and $18.1 million, respectively, compared with $9.8 million and $18.9 million for the same 2006 periods.  These declines in ATM revenue were primarily attributable to continued declines in fees charged to TCF customers for the use of non-TCF ATM machines due to growth in TCF’s fee free checking products.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $15.2 million and $29.2 million for the second quarter and first six months of 2007, respectively, compared with $12.6 million and $24.5 million for the same 2006 periods.  The increase in leasing and equipment finance revenues for the second quarter and first six months of 2007 was due to higher sales-type and operating lease revenues.

Other Non-Interest Income

Other non-interest income consists of the following.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Gains on sales of education loans	$1,522	$447	$1,723	$3,037
Mortgage banking	—	—	—	4,040
Gain on sale of private bank investment	—	706	—	706
Interest on income tax refund	—	704	—	704
Other	1,471	2,474	3,223	4,096
Total other non-interest income	$2,993	$4,331	$4,946	$12,583

Gains on Sales of Branches and Real Estate

Gains on sales of branches and real estate were $2.7 million for the second quarter of 2007.  These gains primarily relate to the relocation of certain mature traditional branches to improved sites and facilities.  No such sales or gains occurred in the second quarter of 2006. For the first six months of 2007, gains on sales of branches and real estate totaled $33.9 million, up from $2.9 million for the same 2006 period. TCF completed the sale of ten outstate branches in Michigan during the first quarter of 2007 and the sale of two branches during the first quarter of 2006.

Consolidated Non-Interest Expense

Non-interest expense totaled $162.5 million for the second quarter of 2007, up $1.6 million, or 1%, from $161 million for the same 2006 period.  For the first six months of 2007, non-interest expense totaled $326.7 million, up $5.5 million, or 1.7%, from $321.2 million for the same 2006 period.

Compensation and Employee Benefits

Compensation and employee benefits expense totaled $86.7 million and $174.8 million for the second quarter and first six months of 2007, respectively, compared with $85.1 million and $171.3 million for the same 2006 periods.  Compensation expense for the second quarter and first six months of 2007 was $73.2 million and $146 million, respectively, up from $71.8 million and $142.9 million for the same 2006 periods.  The increase in compensation expense for the second quarter and first six months of 2007 was primarily due to branch expansion.  Increases due to branch expansion and production-related compensation were partially offset by reductions from branches sold, closed branches and other efficiency initiatives.  Employee benefits for the second quarter and first six months of 2007 were $13.5 million and $28.8 million, respectively, up slightly from $13.3 million and $28.4 million for the same 2006 periods.

Occupancy and Equipment

Occupancy and equipment expense totaled $29.3 million and $59.8 million for the second quarter and first six months of 2007, compared with $28 million and $56 million from the same 2006 periods. The increase in occupancy and equipment expense during the second quarter and first six months of 2007 was primarily due to the costs associated with branch expansion and relocation.

Advertising and Promotions

Advertising and promotions expense was $5.6 million and $11.6 million for the second quarter and first six months of 2007, respectively, down from $6.8 million and $12.5 million for the same 2006 periods, primarily due to lower media and promotion costs.

Operating Lease Depreciation

Operating lease depreciation totaled $4.4 million and $8.7 million for the second quarter and first six months of 2007, respectively, compared with $3.4 million and $6.6 million for the same 2006 periods. The increase in operating lease depreciation for the second quarter and first six months of 2007 was primarily driven by increased average operating lease balances in TCF’s leasing and equipment finance subsidiaries.  Average operating lease balances were $74 million and $76.1 million for the second quarter and first six months of 2007, respectively, compared with $64.1 million and $61.2 million for the same 2006 periods.

Income Taxes

TCF recorded income tax expense of $29 million and $56.3 million for the second quarter and first six months of 2007, respectively, or 31.85% and 27.98%, respectively, of income before income tax expense, compared with $26.9 million and $55.9 million, respectively, or 28.60% and 30.84%, respectively, of income before income tax expense, for the comparable 2006 periods.  The income tax expense for the second quarter in 2007 includes a $1.9 million reduction in income tax expense related to favorable developments in uncertain tax positions.  Income tax expense for the second quarter of 2006 includes a $4.1 million reduction in income tax expense related to favorable developments in uncertain tax positions. Income tax expense for the first six months of 2007 also includes an $8.5 million reduction of income tax expense related to a favorable settlement with the Internal Revenue Service of an isolated tax deduction from a prior year.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets.  These companies are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation.  The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws.  If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense would increase significantly.  TCF’s FOC operates under income tax laws in certain states (including Minnesota and Illinois) that recognize FOCs.  The taxation of REITs and FOCs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures.  Certain states have pending legislation that, if enacted, would eliminate tax deductions that TCF is entitled to under the current law and thus would significantly increase state income tax expense.  It is currently uncertain if such legislation will be enacted in its current or a different form, if at all.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $301.4 million and $297.5 million of mortgage-backed securities during the first six months of 2007 and 2006, respectively.  TCF did not sell any of its mortgage-backed securities during the first six months of 2007 and 2006.  At June 30, 2007, the unrealized pre-tax loss on TCF’s mortgage-backed securities available for sale portfolio was $78 million, compared with $33.3 million at December 31, 2006, primarily due to increases in long-term interest rates.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding education loans held for sale.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2007	2006	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$3,957,922	$3,781,458	4.7%
Junior lien	2,178,060	2,101,210	3.7
Total consumer home equity	6,135,982	5,882,668	4.3
Other	65,085	62,409	4.3
Total consumer home equity and other	6,201,067	5,945,077	4.3
Commercial:
Commercial real estate:
Permanent	2,149,043	2,201,996	(2.4)
Construction and development	205,762	188,657	9.1
Total commercial real estate	2,354,805	2,390,653	(1.5)
Commercial business	569,105	551,995	3.1
Total commercial	2,923,910	2,942,648	(0.6)
Leasing and equipment finance (1):
Equipment finance loans	546,040	492,062	11.0
Lease financings:
Direct financing leases	1,464,904	1,423,226	2.9
Sales-type leases	28,305	22,694	24.7
Lease residuals	36,543	34,671	5.4
Unearned income and deferred costs	(162,164)	(154,488)	(5.0)
Total lease financings	1,367,588	1,326,103	3.1
Total leasing and equipment finance	1,913,628	1,818,165	5.3
Total consumer, commercial and leasing and equipment finance	11,038,605	10,705,890	3.1
Residential real estate	572,619	627,790	(8.8)
Total loans and leases	$11,611,224	$11,333,680	2.4

(1)  Operating leases of $73.2 million at June 30, 2007 and $80.4 million at December 31, 2006 are included as a component of Other Assets on the Consolidated Statements of Financial Condition.

At June 30, 2007, approximately 27% of TCF’s consumer and commercial loans consisted of variable-rate loans, compared with 29% at December 31, 2006.  Variable-rate consumer loans have interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) have interest rates tied to either the prime rate or LIBOR.  In addition, to the extent these loans have interest rate floors, a decrease in interest rates may not result in a change in the interest rate on the variable-rate loan.  Substantially all leasing and equipment finance loans have fixed interest rates.  All residential real estate loans have fixed or adjustable interest rates.

Approximately 79% of the consumer home equity portfolio at June 30, 2007 consisted of closed-end loans, unchanged from December 31, 2006.  In addition, approximately 24% of this portfolio at June 30, 2007 carries a variable interest rate tied to the prime rate, compared with 25% at December 31, 2006.  TCF’s home equity lines of credit require regular payments of interest and do not require regular payments of principal.  Home equity lines of credit outstanding were $1.3 billion at June 30, 2007, unchanged from the same 2006 period.

TCF continues to expand its commercial business and commercial real estate lending activity generally to borrowers located in its primary markets.  With a focus on secured lending, approximately 98% of TCF’s commercial real estate and commercial business loans at June 30, 2007, were secured either by real estate or other business assets.  At June 30, 2007, approximately 93% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary markets.

The leasing and equipment finance backlog of approved transactions was $281.6 million at June 30, 2007, up from $249.7 million at December 31, 2006.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from a customer default on a loan or lease.  TCF has in place a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $66.8 million appropriate to cover losses inherent in the loan and lease portfolios as of June 30, 2007.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s on-going credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The Office of the Comptroller of the Currency, in conjunction with other financial institution regulators, issued new guidance for the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance.  The Interagency policy statement on the allowance for loan and lease losses, issued December 13, 2006, replaces the 1993 policy statement, but reiterates key concepts and requirements applicable to existing supervisory guidance and GAAP.  Although TCF considers its allowance to be adequate and does not believe the revised policy statement calls for any change to its loan and lease loss reserves, there can be no assurance that regulators may not require some modification to its allowance methodology, changes in supporting documentation requirements or an increase to its reserves.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — ‘Forward-Looking Information.’”

The next several pages include detailed information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases.  Included in this data are numerous portfolio ratios that must be carefully reviewed and related to the nature of the underlying loans and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other banks.  Most of TCF’s non-performing assets and past due loans are secured by real estate.  Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition.  This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

The following table sets forth information detailing the allowance for loan and lease losses.

	At or For the Three		At or For the Six
	Months Ended June 30,		Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$60,483	$54,805	$58,543	$55,823
Charge-offs	(10,749)	(7,939)	(19,981)	(15,076)
Recoveries	3,746	3,630	10,262	8,598
Net charge-offs	(7,003)	(4,309)	(9,719)	(6,478)
Provision for credit losses	13,329	4,177	17,985	5,328
Balance at end of period	$66,809	$54,673	$66,809	$54,673

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

The allocation of TCF’s allowance for loan and lease losses is as follows.

	At June 30, 2007			At December 31, 2006
	Allowance for		Allowance	Allowance for		Allowance
(Dollars in	Loan and	Total Loans	as a % of	Loan and	Total Loans	as a % of
thousands)	Lease Losses	and Leases	Balance	Lease Losses	and Leases	Balance
Consumer home equity	$18,569	$6,135,982.30%		$12,615	$5,882,668.21%
Consumer other	2,055	65,085	3.16	2,211	62,409	3.54
Total consumer	20,624	6,201,067.33		14,826	5,945,077.25
Commercial real estate	23,410	2,354,805.99		22,662	2,390,653.95
Commercial business	8,471	569,105	1.49	7,503	551,995	1.36
Leasing and equipment finance	13,784	1,913,628.72		12,990	1,818,165.71
Residential real estate	520	572,619.09		562	627,790.09
Total allowance balance	$66,809	$11,611,224.58		$58,543	$11,333,680.52

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	June 30, 2007		June 30, 2006
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)

Consumer home equity	$4,501.30%		$1,232.09%
Consumer other	1,075	N.M.	1,167	N.M.
Total consumer	$5,576.37		$2,399.18
Commercial real estate	—	—	—	—
Commercial business	43.03		170.14
Leasing and equipment finance	1,362.29		1,705.42
Residential real estate	22.01		35.02
Total	$7,003.24		$4,309.16

(1)      Annualized.

N.M. Not Meaningful.

	Six Months Ended
	June 30, 2007		June 30, 2006
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)

Consumer home equity	$7,763.26%		$2,631.10%
Consumer other	788	N.M.	851	N.M.
Total consumer	$8,551.28		$3,482.13
Commercial real estate	403.03		69.01
Commercial business	191.07		324.14
Leasing and equipment finance	524.06		2,536.32
Residential real estate	50.02		67.02
Total	$9,719.17		$6,478.12

(1)      Annualized.

N.M. Not Meaningful.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 57% of non-performing assets at June 30, 2007 consisted of, or were secured by, residential real estate.

Non-performing assets are summarized in the following table.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2007	2006	Change
Non-accrual loans and leases:
Consumer home equity	$15,872	$16,493	$(621)
Consumer other	29	27	2
Commercial real estate	11,746	12,849	(1,103)
Commercial business	3,337	3,421	(84)
Leasing and equipment finance	6,886	7,596	(710)
Residential real estate	2,521	2,799	(278)
Total non-accrual loans and leases	40,391	43,185	(2,794)
Other real estate owned:
Residential real estate	30,111	19,899	10,212
Commercial real estate	14,702	2,554	12,148
Total other real estate owned	44,813	22,453	22,360
Total non-performing assets	$85,204	$65,638	$19,566

Non-performing assets as a percentage of:
Net loans and leases	.74%	.58%	16	bps
Total assets	.57	.45	12

The decrease in non-accrual loans and leases from December 31, 2006 was primarily due to a $2.3 million commercial real estate loan that was paid off in the second quarter of 2007.  Other real estate owned increased $22.4 million from December 31, 2006, primarily due to a $13.8 million Minnesota commercial real estate loan.  Included in non-performing assets are loans that are considered impaired.  Impaired loans totaled $16.2 million at June 30, 2007, compared with $17.5 million at December 31, 2006.  The allowance for loan and lease losses for impaired loans was $4.4 million at June 30, 2007, compared with $2.5 million at December 31, 2006.  All of the impaired loans were on non-accrual status. The average balance of impaired loans during the three months ended June 30, 2007 was $19.2 million, compared with $9.1 million during the three months ended December 31, 2006.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding education loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined based on the contractual terms of the loan or lease.

	At June 30, 2007		At December 31, 2006
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases

Accruing loans and leases delinquent for:
30-59 days	$24,988.22%		$34,607.30%
60-89 days	12,945.11		24,872.22
90 days or more	20,754.18		12,214.11
Total	$58,687.51%		$71,693.63%

At June 30, 2007, TCF’s 90 days or more delinquency rate was .18%, up from .11% at December 31, 2006 primarily due to one commercial real estate loan which was in the process of renewal subsequent to maturity.

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At June 30, 2007		At December 31, 2006
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity and other	$28,269.46%		$34,313.58%
Commercial real estate	10,739.46		18,072.76
Commercial business	183.03		762.14
Leasing and equipment finance	11,016.58		8,499.47
Residential real estate	8,480	1.49	10,047	1.61
Total	$58,687.51%		$71,693.63%

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $56.5 million of loans and leases at June 30, 2007, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $66.1 million at December 31, 2006.  The decrease in potential problem loans and leases was primarily due to a $13.8 million Minnesota commercial real estate loan which migrated to other real estate owned during the first six months of 2007.  These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows.

	At June 30, 2007		At December 31, 2006
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Commercial real estate	$35,956	1.53%	$43,216	1.81%
Commercial business	8,557	1.50	11,664	2.11
Leasing and equipment finance	12,022.63		11,265.62
Total	$56,535.49		$66,145.58

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.   Deposits totaled $9.8 billion at June 30, 2007, unchanged from December 31, 2006.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 2.38% at June 30, 2007, compared with 2.33% at December 31, 2006.  During the first quarter of 2007, TCF sold ten outstate Michigan branches with $241.4 million in deposits.  Excluding the sold Michigan deposits, deposits increased $314.9 million, or 3.3% from December 31, 2006.

Branches

During the second quarter of 2007, TCF opened seven new branches, including three traditional branches, two supermarket branches and two campus branches.  TCF also relocated one traditional branch and closed two traditional and two supermarket branches and transferred the customer accounts to nearby branches. Since January 2002, TCF has now opened 133 new branches, representing 29.8% of TCF’s 446 total branches.

During the remainder of 2007, TCF plans to open nine additional branches, consisting of five traditional branches, three supermarket branches and one campus branch.  To improve the customer experience and enhance deposit growth, TCF also intends to relocate six branches to improved locations and facilities, including five traditional branches and one supermarket branch, and to remodel one traditional branch and 16 supermarket branches during the last six months of 2007.  TCF also plans to close one traditional branch in the third quarter of 2007.

Additional information regarding the results of TCF’s new branches opened since January 1, 2002 is displayed in the table below.

	At June 30,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Number of new branches
Traditional	78	67	11	16.4%
Supermarket	46	41	5	12.2
Campus	9	3	6	200.0
Total	133	111	22	19.8
Percent of total branches	29.8%	24.4%
Number of deposit accounts	351,669	257,019	94,650	36.8%
Deposits:
Checking	$378,252	$292,712	$85,540	29.2
Savings	354,328	256,716	97,612	38.0
Money market	46,470	27,026	19,444	71.9
Subtotal	779,050	576,454	202,596	35.1
Certificates of deposits	446,737	447,996	(1,259)	(0.3)
Total deposits	$1,225,787	$1,024,450	$201,337	19.7
Total banking fees and other revenue (quarter ended)	$18,570	$14,187	$4,383	30.9

Borrowings

Borrowings totaled $3.9 billion at June 30, 2007, up $266.3 million from December 31, 2006.  The weighted-average rate on borrowings increased to 4.59% at June 30, 2007, from 4.53% at December 31, 2006.  See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

TCF Financial Corporation (parent company only) has an unsecured $80 million line of credit that matures in March 2008, and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes.  TCF had $17 million outstanding on its bank line of credit at June 30, 2007 compared with no outstanding balance at December 31, 2006.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At June 30, 2007, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings	$3,854,825	$314,376	$140,246	$301,666	$3,098,537
Annual rental commitments under non-cancelable operating leases	221,373	27,331	47,814	39,288	106,940
Campus marketing agreements	47,185	650	4,419	5,533	36,583
Construction contracts and land purchase commitments for future branch sites	25,195	25,195	—	—	—
	$4,148,578	$367,552	$192,479	$346,487	$3,242,060

(In thousands)	Amount of Commitment — Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,917,821	$14,856	$27,531	$126,976	$1,748,458
Commercial	647,685	344,166	239,526	43,058	20,935
Leasing and equipment finance	105,880	104,009	—	—	1,871
Other	18,466	18,466	—	—	—
Total commitments to lend	2,689,852	481,497	267,057	170,034	1,771,264
Standby letters of credit and guarantees on industrial revenue bonds	69,560	27,266	28,564	8,339	5,391
	$2,759,412	$508,763	$295,621	$178,373	$1,776,655

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

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with 10 campuses.  TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2029.  TCF also has various renewal options, which may extend the terms of these agreements.  Campus marketing agreements are an important element of TCF’s campus banking strategy.

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

Stockholders’ Equity

Stockholders’ equity at June 30, 2007 was $1 billion, or 6.68% of total assets, compared with 7.04% at December 31, 2006.  For the first six months of 2007, average total equity to average assets was 6.96%, compared with 7.15% for the year ended December 31, 2006.  TCF repurchased 3.5 million shares of its common stock during the first six months of 2007 at an average cost of $27.23 per share.  At June 30, 2007, TCF had 5.8 million shares remaining in its stock repurchase program authorized by its Board of Directors. On July 16, 2007, TCF declared a regular quarterly dividend of 24.25 cents per common share, payable on August 31, 2007 to shareholders of record as of July 27, 2007.

Recent Accounting Developments

On June 14, 2007, the EITF reached a final consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  This consensus was ratified by the FASB on June 27, 2007.  This Issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional-paid-in-capital (APIC) for awards expected to vest.  Currently, such dividends are a permanent tax deduction reducing the annual effective income tax rate.  This Issue also requires that such tax benefits be reclassified between APIC and income tax expense in subsequent periods for any changes in forfeiture estimates.  Tax benefits for dividends recorded to APIC would be available to absorb future stock compensation tax deficiencies.  This Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007.  Retrospective application of this Issue is prohibited.  This Issue will not have a material effect on TCF’s financial statements.

On September 6, 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  SFAS 157 clarifies the fair value measurement objective, its application in GAAP and establishes a framework that builds on current practice and requirements.  The framework simplifies and, where appropriate, codifies the similar guidance in existing pronouncements and applies broadly to financial and non-financial assets and liabilities.  The Statement clarifies the definition of fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, known as an exit-price definition of fair value.  It also provides further guidance on the valuation techniques to be used in estimating fair value.  Current disclosures about the use of fair value to measure assets and liabilities are expanded in this Statement.  The disclosures focus on the methods used for fair value measurements and apply whether the assets and liabilities are measured at fair value in all periods, such as trading securities, or in only some periods, such as impaired assets.   The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007 as well as for interim periods within such fiscal years.  TCF expects no significant effect on its financial statements from the adoption of this Statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.  SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases.  This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  TCF is currently evaluating this Statement.

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

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legal, legislative or other changes affecting customer account charges and fee income; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments, including adoption of state legislation that would increase state taxes; adoption of proposed federal legislation reducing interest subsidies and other benefits available to TCF in its education lending programs; adverse findings in tax audits or regulatory examinations; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values or changes in allowance for loan and lease losses dictated by new market conditions or regulatory requirements; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets; and results of litigation, including reductions in card revenues resulting from litigation brought by various merchants or merchant organizations against Visa; or other significant uncertainties.  Investors should consult TCF’s Annual Report on Form 10-K, and Forms 10-Q and 8-K for additional important information about the Company.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income.  Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates.  At June 30, 2007, net interest income is estimated to decrease by 1.3%, compared with the base case scenario, over the next twelve months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.  In the event short- and long-term interest rates were to decline by 100 basis points, net interest income is estimated to increase by 1.2%, compared with the base case scenario, over the next twelve months.

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

TCF’s one-year interest rate gap was a negative $1.1 billion, or 7.2% of total assets, at June 30, 2007, compared with a negative $630 million, or 4.3% of total assets, at December 31, 2006.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.1 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at June 30, 2007, by approximately $594 million, or 73%, in the first year.  An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.  Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at June 30, 2007, by approximately $185 million, or 22.7%, in the first year.  A slowing in prepayments would increase the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2007.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the second quarter of 2007 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
	At	At	At	At	At
(Dollars in thousands,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
except per-share data)	2007	2007	2006	2006	2006

SELECTED FINANCIAL CONDITION DATA:

Loans and leases excluding residential real estate loans	$11,038,605	$10,815,212	$10,705,890	$10,496,031	$10,231,268

Securities available for sale	1,943,450	1,859,244	1,816,126	1,770,427	1,781,995
Residential real estate loans	572,619	602,748	627,790	659,477	695,214
Subtotal	2,516,069	2,461,992	2,443,916	2,429,904	2,477,209
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	14,977,704	14,898,375	14,669,734	14,319,387	14,222,561

Checking, savings and money market deposits	7,331,605	7,420,480	7,285,615	7,224,223	7,261,327
Certificates of deposit	2,511,090	2,477,230	2,483,635	2,454,469	2,382,273
Total deposits	9,842,695	9,897,710	9,769,250	9,678,692	9,643,600
Short-term borrowings	285,828	47,376	214,112	376,397	561,374
Long-term borrowings	3,568,997	3,571,930	3,374,428	2,976,133	2,778,277
Stockholders’ equity	1,001,032	1,062,008	1,033,374	1,031,189	977,385

	Three Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2007	2007	2006	2006	2006

SELECTED OPERATIONS DATA:
Net interest income	$137,425	$135,477	$135,887	$135,033	$135,442
Provision for credit losses	13,329	4,656	10,073	5,288	4,177
Net interest income after provision for credit losses	124,096	130,821	125,814	129,745	131,265
Non-interest income:
Fees and other revenues	126,882	112,164	118,831	128,252	123,622
Gains on sales of branches and real estate	2,723	31,173	—	1,260	—
Total non-interest income	129,605	143,337	118,831	129,512	123,622
Non-interest expense	162,534	164,200	165,562	162,389	160,966
Income before income tax expense	91,167	109,958	79,083	96,868	93,921
Income tax expense	29,038	27,234	25,350	30,941	26,860
Net income	$62,129	$82,724	$53,733	$65,927	$67,061

Per common share:
Basic earnings	$.49	$.65	$.42	$.51	$.52
Diluted earnings	$.49	$.65	$.42	$.51	$.52
Dividends declared	$.2425	$.2425	$.23	$.23	$.23

FINANCIAL RATIOS:
Return on average assets (1)	1.67%	2.24%	1.49%	1.86%	1.92%
Return on average common equity (1)	24.16	31.81	20.68	26.44	27.75
Net interest margin (1)	4.02	4.00	4.07	4.11	4.22
Net charge-offs as a percentage of average loans and leases (1)	.24	.10	.24	.18	.16
Average total equity to average assets	6.92	7.03	7.20	7.02	6.92

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

Item 1A. Risk Factors

There have been no material changes to TCF’s risk factors reported in its Annual Report on Form 10-K dated December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended June 30, 2007.

	Shares Repurchased		Share Repurchase
		Average Price	Authorization (1)
(Dollars in thousands)	Number	Per Share	May 21, 2005
Balance, March 31, 2007			1,768,307
April 1-30, 2007	780,000	$27.16	7,454,130
May 1-31, 2007	790,000	27.49	6,664,130
June 1-30, 2007	830,000	28.07	5,834,130
Balance, June 30, 2007	2,400,000	$27.58	5,834,130

(1)   The current share repurchase authorization was approved by the Board of Directors on April 14, 2007. The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 6.5 million shares. This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 25, 2007, the Annual Meeting of the shareholders of TCF was held to obtain the approval from shareholders for the matters indicated below. The following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter.

		Vote
			Against or		Broker
		For	Withheld	Abstain	Nonvote
1.	Election of five Directors:
	Luella G. Goldberg	108,791,160	2,657,359	—	—
	George G. Johnson	109,254,334	2,194,185	—	—
	Lynn A. Nagorske	108,801,667	2,646,852	—	—
	Gregory J. Pulles	108,800,824	2,647,695	—	—
	Ralph Strangis	71,506,907	39,941,612	—	—

2.	Advisory vote on appointment of KPMG LLP as independent registered public accountants for the fiscal year ending December 31, 2007	110,506,017	843,139	99,363	—

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 44 of this report.

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

Dated: July 27, 2007

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