Form 10-Q
period 2007-09-30
TCF FINANCIAL CORP
filed 2007-10-26
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission File No.

001-10253

TCF FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1591444
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Lake Street East, Mail Code EX0-03-A,

Wayzata, Minnesota 55391-1693

(Address and Zip Code of principal executive offices)

Registrant’s telephone number, including area code:  (952) 745-2760

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 22, 2007
Common Stock, $.01 par value	126,685,369 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information	Pages

Item 1. Financial Statements

Consolidated Statements of Financial Condition at September 30, 2007 and December 31, 2006	3

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5

Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2007 and 2006	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

Supplementary Information	41

Part II. Other Information

Items 1- 6	42

Signatures	43

Index to Exhibits	44

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	September 30,	December 31,
(Dollars in thousands, except per-share data)	2007	2006
	(Unaudited)
Assets

Cash and due from banks	$316,611	$348,980
Investments	216,787	170,129
Securities available for sale	2,022,505	1,816,126
Education loans held for sale	146,353	144,574
Loans and leases:
Consumer home equity and other	6,386,950	5,945,077
Commercial real estate	2,402,949	2,390,653
Commercial business	577,927	551,995
Leasing and equipment finance	1,966,336	1,818,165
Subtotal	11,334,162	10,705,890
Residential real estate	547,552	627,790
Total loans and leases	11,881,714	11,333,680
Allowance for loan and lease losses	(74,632)	(58,543)
Net loans and leases	11,807,082	11,275,137
Premises and equipment, net	428,959	406,087
Goodwill	152,599	152,599
Other assets	439,442	356,102
Total assets	$15,530,338	$14,669,734

Liabilities and Stockholders’ Equity

Deposits:
Checking	$4,158,150	$4,348,256
Savings	2,563,851	2,351,580
Money market	590,567	585,779
Certificates of deposit	2,433,498	2,483,635
Total deposits	9,746,066	9,769,250
Short-term borrowings	167,319	214,112
Long-term borrowings	4,266,022	3,374,428
Total borrowings	4,433,341	3,588,540
Accrued expenses and other liabilities	307,484	278,570
Total liabilities	14,486,891	13,636,360
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 131,483,460 and 131,660,749 shares issued	1,315	1,317
Additional paid-in capital	353,169	343,744
Retained earnings, subject to certain restrictions	894,657	784,011
Accumulated other comprehensive loss	(41,395)	(34,926)
Treasury stock at cost, 4,826,730 and 1,242,413 shares, and other	(164,299)	(60,772)
Total stockholders’ equity	1,043,447	1,033,374
Total liabilities and stockholders’ equity	$15,530,338	$14,669,734

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per-share data)	2007	2006	2007	2006

Interest income:
Loans and leases	$213,528	$199,469	$621,871	$565,440
Securities available for sale	28,439	24,481	80,209	73,336
Education loans held for sale	2,588	3,438	10,099	11,990
Investments	2,279	862	6,642	2,331
Total interest income	246,834	228,250	718,821	653,097
Interest expense:
Deposits	60,440	53,234	175,837	139,328
Borrowings	48,690	39,983	132,378	112,126
Total interest expense	109,130	93,217	308,215	251,454
Net interest income	137,704	135,033	410,606	401,643
Provision for credit losses	18,883	5,288	36,868	10,616
Net interest income after provision for credit losses	118,821	129,745	373,738	391,027
Non-interest income:
Fees and service charges	71,965	70,777	205,715	203,431
Card revenue	25,685	24,353	73,822	68,599
ATM revenue	9,251	9,880	27,314	28,741
Investments and insurance revenue	2,632	3,226	7,582	8,608
Subtotal	109,533	108,236	314,433	309,379
Leasing and equipment finance	15,110	13,372	44,310	37,839
Other	1,751	6,644	6,697	19,227
Fees and other revenue	126,394	128,252	365,440	366,445
Gains on sales of securities available for sale	2,017	—	2,017	—
Gains on sales of branches and real estate	1,246	1,260	35,142	4,188
Total non-interest income	129,657	129,512	402,599	370,633
Non-interest expense:
Compensation and employee benefits	85,113	84,795	259,913	256,046
Occupancy and equipment	30,226	28,664	90,006	84,713
Advertising and promotions	5,480	8,220	17,047	20,691
Other	37,632	36,931	109,478	111,838
Subtotal	158,451	158,610	476,444	473,288
Operating lease depreciation	4,326	3,779	13,067	10,347
Total non-interest expense	162,777	162,389	489,511	483,635
Income before income tax expense	85,701	96,868	286,826	278,025
Income tax expense	26,563	30,941	82,835	86,815
Net income	$59,138	$65,927	$203,991	$191,210

Net income per common share:
Basic	$.48	$.51	$1.62	$1.48
Diluted	$.48	$.51	$1.62	$1.48

Dividends declared per common share	$.2425	$.23	$.7275	$.69

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$203,991	$191,210
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	47,616	43,913
Provision for credit losses	36,868	10,616
Proceeds from sales of education loans held for sale	172,120	266,388
Principal collected on education loans held for sale	3,571	16,170
Originations of education loans held for sale	(180,839)	(192,822)
Net increase (decrease) in other assets and
accrued expenses and other liabilities	17,701	(8,606)
Gains on sales of assets and deposits, net	(37,159)	(5,790)
Other, net	2,908	(2,160)
Total adjustments	62,786	127,709
Net cash provided by operating activities	266,777	318,919

Cash flows from investing activities:
Principal collected on loans and leases	2,516,614	2,649,361
Originations and purchases of loans	(2,656,024)	(3,135,436)
Purchases of equipment for lease financing	(512,013)	(554,776)
Proceeds from sales of securities available for sale	141,979	—
Proceeds from maturities of and principal collected on
securities available for sale	184,184	168,393
Purchases of securities available for sale	(594,211)	(297,550)
Net increase in federal funds sold	(9,000)	—
Purchases of Federal Home Loan Bank stock	(43,387)	(46,698)
Proceeds from redemptions of Federal Home Loan Bank stock	12,281	44,981
Proceeds from sales of real estate owned	26,801	20,041
Purchases of premises and equipment	(54,757)	(55,361)
Proceeds from sales of premises and equipment	6,951	6,541
Proceeds from sale of mortgage servicing rights	—	40,813
Other, net	9,969	10,083
Net cash used by investing activities	(970,613)	(1,149,608)

Cash flows from financing activities:
Net increase in deposits	218,224	549,337
Sale of deposits, net	(213,294)	—
Net decrease in short-term borrowings	(46,793)	(95,729)
Proceeds from long-term borrowings	1,116,587	700,012
Payments on long-term borrowings	(214,894)	(218,849)
Purchases of common stock	(102,960)	(87,415)
Dividends paid on common stock	(93,793)	(91,291)
Stock compensation tax benefits	4,537	20,683
Other, net	3,853	2,745
Net cash provided by financing activities	671,467	779,493
Net decrease in cash and due from banks	(32,369)	(51,196)
Cash and due from banks at beginning of period	348,980	374,701
Cash and due from banks at end of period	$316,611	$323,505

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$292,873	$237,902
Income taxes	$67,757	$68,659
Transfer of loans and leases to other assets	$57,992	$32,707

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
	Number of		Additional		Other	Treasury
	Common	Common	Paid-in	Retained	Comprehensive	Stock
(Dollars in thousands)	Shares Issued	Stock	Capital	Earnings	Loss	and Other	Total
Balance, December 31, 2005	184,386,193	$1,844	$476,884	$1,536,611	$(21,215)	$(995,652)	$998,472

Comprehensive income (loss):
Net income	—	—	—	191,210	—	—	191,210
Other comprehensive loss	—	—	—	—	(4,642)	—	(4,642)
Comprehensive income (loss)	—	—	—	191,210	(4,642)	—	186,568
Dividends on common stock	—	—	—	(91,291)	—	—	(91,291)
Repurchase of 3,400,000 shares	—	—	—	—	—	(87,415)	(87,415)
Issuance of 711,490 shares	—	—	(13,350)	—	—	13,350	—
Cancellation of shares	(121,185)	(1)	(338)	275	—	—	(64)
Cancellation of shares for tax withholding	(84,890)	(1)	(2,295)	—	—	—	(2,296)
Amortization of stock compensation	—	—	6,178	—	—	—	6,178
Exercise of stock options, 28,667 shares	—	—	(192)	—	—	546	354
Stock compensation tax benefits	—	—	20,683	—	—	—	20,683
Change in shares held in trust for deferred compensation plans, at cost	—	—	(17,928)	—	—	17,928	—
Balance, September 30, 2006	184,180,118	$1,842	$469,642	$1,636,805	$(25,857)	$(1,051,243)	$1,031,189

Balance, December 31, 2006	131,660,749	$1,317	$343,744	$784,011	$(34,926)	$(60,772)	$1,033,374
Comprehensive income (loss):
Net income	—	—	—	203,991	—	—	203,991
Other comprehensive loss	—	—	—	—	(6,469)	—	(6,469)
Comprehensive income (loss)	—	—	—	203,991	(6,469)	—	197,522
Dividends on common stock	—	—	—	(93,793)	—	—	(93,793)
Repurchase of 3,810,000 shares	—	—	—	—	—	(102,960)	(102,960)
Issuance of 168,600 shares	—	—	(4,065)	—	—	4,065	—
Cancellation of shares	(127,625)	(1)	(494)	448	—	—	(47)
Cancellation of shares for tax withholding	(49,664)	(1)	(1,366)	—	—	—	(1,367)
Amortization of stock compensation	—	—	5,448	—	—	—	5,448
Exercise of stock options, 57,083 shares	—	—	(698)	—	—	1,431	733
Stock compensation tax benefits	—	—	4,537	—	—	—	4,537
Change in shares held in trust for deferred compensation plans, at cost	—	—	6,063	—	—	(6,063)	—
Balance, September 30, 2007	131,483,460	$1,315	$353,169	$894,657	$(41,395)	$(164,299)	$1,043,447

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

(2)                  Investments

The carrying values of investments, which approximate their fair values, consist of the following.

	At	At
	September 30,	December 31,
(In thousands)	2007	2006
Federal Home Loan Bank stock, at cost:
Des Moines	$104,736	$73,630
Chicago	4,617	4,617
Subtotal	109,353	78,247
Federal Reserve Bank stock, at cost	20,420	20,023
Interest-bearing deposits with banks	7,014	859
Federal funds sold	80,000	71,000
Total investments	$216,787	$170,129

The investments in Federal Home Loan Bank (“FHLB”) stock are required investments related to TCF’s borrowings from these banks.  All new FHLB borrowing activity since 2000 is conducted through the FHLB of Des Moines. FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt.  Therefore, TCF’s investments in these banks could be adversely impacted by the financial operations of the FHLBs and actions by the Federal Housing Finance Board’s Office of Supervision.

(3)          Securities Available for Sale

Securities available for sale consist of the following.

	At September 30, 2007				At December 31, 2006
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,064,285	$197	$(46,253)	$2,018,229	$1,843,744	$880	$(34,046)	$1,810,578
Other	4,178	—	(152)	4,026	4,719	—	(171)	4,548
Other securities	250	—	—	250	1,000	—	—	1,000
Total	$2,068,713	$197	$(46,405)	$2,022,505	$1,849,463	$880	$(34,217)	$1,816,126
Weighted-average yield	5.46%				5.37%

The following tables show the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these securities until a recovery of fair value.  Accordingly, TCF has concluded that no other than temporary impairment has occurred at September 30, 2007.

	At September 30, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$651,220	$(3,479)	$1,226,794	$(42,774)	$1,878,014	$(46,253)
Other	—	—	3,642	(152)	3,642	(152)
Total	$651,220	$(3,479)	$1,230,436	$(42,926)	$1,881,656	$(46,405)

	At December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$270,636	$(570)	$1,271,984	$(33,476)	$1,542,620	$(34,046)
Other	—	—	4,101	(171)	4,101	(171)
Total	$270,636	$(570)	$1,276,085	$(33,647)	$1,546,721	$(34,217)

(4)          Loans and Leases

The following tables sets forth information about loans and leases, excluding education loans held for sale.

(Dollars in thousands)	At September 30, 2007	At December 31, 2006	Percentage Change
Consumer home equity and other:
Home Equity:
First mortgage lien	$4,058,317	$3,781,458	7.3%
Junior lien	2,261,376	2,101,210	7.6
Total consumer home equity	6,319,693	5,882,668	7.4
Other	67,257	62,409	7.8
Total consumer home equity and other	6,386,950	5,945,077	7.4
Commercial:
Commercial real estate:
Permanent	2,173,875	2,201,996	(1.3)
Construction and development	229,074	188,657	21.4
Total commercial real estate	2,402,949	2,390,653	0.5
Commercial business	577,927	551,995	4.7
Total commercial	2,980,876	2,942,648	1.3
Leasing and equipment finance (1):
Equipment finance loans	569,382	492,062	15.7
Lease financings:
Direct financing leases	1,497,571	1,423,226	5.2
Sales-type leases	27,818	22,694	22.6
Lease residuals	38,904	34,671	12.2
Unearned income and deferred lease costs	(167,339)	(154,488)	(8.3)
Total lease financings	1,396,954	1,326,103	5.3
Total leasing and equipment finance	1,966,336	1,818,165	8.1
Total consumer, commercial and leasing and equipment finance	11,334,162	10,705,890	5.9
Residential real estate	547,552	627,790	(12.8)
Total loans and leases	$11,881,714	$11,333,680	4.8
(1)	Operating leases of $70.1 million at September 30, 2007 and $80.4 million at December 31, 2006 are included in Other Assets on the Consolidated Statements of Financial Condition.

(5)          Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At September 30, 2007		At December 31, 2006
(Dollars in thousands)	Year of Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2007	$—	—%	$200,000	3.65%
	2009	117,000	5.26	117,000	5.26
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
	2015	1,400,000	4.16	1,400,000	4.16
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,100,000	4.68	—	—
Sub-total		4,017,000	4.50	3,117,000	4.58
Subordinated bank notes	2014	74,680	5.27	74,545	5.27
	2015	49,577	5.37	49,458	5.37
	2016	74,380	5.63	74,337	5.63
Sub-total		198,637	5.43	198,340	5.43
Discounted lease rentals	2007	7,313	7.33	27,566	7.13
	2008	21,832	7.34	16,000	7.30
	2009	12,533	7.33	7,390	7.27
	2010	4,551	7.24	2,287	7.16
	2011	920	7.21	431	7.25
	2012	37	7.02	—	—
Sub-total		47,186	7.32	53,674	7.20
Other borrowings	2007	7	5.00	2,222	4.50
	2008	2,226	4.51	2,226	4.51
	2009	966	5.00	966	5.00
Sub-total		3,199	4.66	5,414	4.59
Total long-term borrowings		$4,266,022	4.58	$3,374,428	4.49

Included in FHLB advances and repurchase agreements at September 30, 2007 were $417 million of fixed-rate FHLB advances, which are callable quarterly by the counterparties at par until maturity.  In addition, TCF has $1.8 billion of repurchase agreements and $1.8 billion of FHLB advances, which are callable during various years from 2008 through 2011.  The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates at the various call dates. If the FHLB advances are called, replacement funding will be provided by the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The next call date and stated maturity for the callable FHLB advances and repurchase agreements outstanding at September 30, 2007 were as follows.

(Dollars in thousands)
Year	Next Call Date	Weighted- Average Rate	Stated Maturity Date	Weighted- Average Rate

2007	$417,000	5.24%	$—	—%
2008	1,200,000	4.13	—	—
2009	1,000,000	4.45	117,000	5.26
2010	1,300,000	4.63	100,000	6.02
2011	100,000	4.82	200,000	4.85
2015	—	—	1,400,000	4.16
2016	—	—	1,100,000	4.49
2017	—	—	1,100,000	4.68
Total	$4,017,000	4.50	$4,017,000	4.50

(6)          Stockholders’ Equity

Treasury stock and other consists of the following.

(In thousands)	At September 30, 2007	At December 31, 2006
Treasury stock, at cost	$(125,291)	$(27,827)
Shares held in trust for deferred compensation plans, at cost	(39,008)	(32,945)
Total	$(164,299)	$(60,772)

(7)          Stock Compensation

At September 30, 2007, there were 1,455,166 shares of performance-based restricted stock that will vest only if certain earnings per share goals and service conditions are achieved.  Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.  Other restricted stock grants vest over periods from three to seven years.  The weighted-average grant date fair value of restricted stock granted for the third quarter and first nine months of 2007 was $27.91 and $27.03, respectively, compared with $25.69 and $25.25 for the same 2006 periods. Compensation expense for restricted stock was $1.4 million and $5 million for the third quarter and first nine months of 2007, respectively, compared with $2 million and $5.8 million for the same 2006 periods.  The recognized tax benefit for stock compensation expense was $464 thousand and $1.7 million for the third quarter and first nine months of 2007, respectively, compared with $662 thousand and $1.9 million for the same 2006 periods.  Unrecognized stock compensation for restricted stock awards was $15.3 million with a weighted-average remaining amortization period of 1.5 years at September 30, 2007.

The following table reflects TCF’s restricted stock transactions under the TCF Financial Incentive Stock Program since December 31, 2006.

	Restricted Stock
	Shares	Price Range
Outstanding at December 31, 2006	2,619,341	$9.87 - $30.28
Granted	168,600	$24.26 - $28.64
Forfeited	(127,625)	$9.87 - $30.13
Vested	(147,700)	$20.38 - $26.39
Outstanding at September 30, 2007	2,512,616	$9.87 - $30.28

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

	Actual		Minimum Capital Requierment		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Tier 1 leverage capital
TCF	$931,920	6.12%	$456,561	3.00%	N.A.	N.A.
TCF National Bank	884,149	5.82	455,498	3.00	$759,163	5.00%

Tier 1 risk-based capital
TCF	931,920	8.34	446,938	4.00	670,496	6.00
TCF National Bank	884,149	7.93	446,113	4.00	669,170	6.00

Total risk-based capital
TCF	1,207,061	10.80	893,995	8.00	1,117,494	10.00
TCF National Bank	1,159,288	10.39	892,226	8.00	1,115,283	10.00

As of December 31, 2006:
Tier 1 leverage capital
TCF	$914,128	6.33%	$432,993	3.00%	N.A.	N.A.
TCF National Bank	821,273	5.70	432,374	3.00	$720,623	5.00%

Tier 1 risk-based capital
TCF	914,128	8.65	422,678	4.00	634,016	6.00
TCF National Bank	821,273	7.79	421,941	4.00	632,911	6.00

Total risk-based capital
TCF	1,173,073	11.10	845,355	8.00	1,056,694	10.00
TCF National Bank	1,080,218	10.24	843,881	8.00	1,054,851	10.00
N.A. Not Applicable.

At September 30, 2007, TCF, TCF National Bank and TCF National Bank Arizona exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the OCC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(9)   Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and nine months ended September 30, 2007 and 2006.

	Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Service cost	$—	$—	$—	$1,421
Interest cost	732	787	2,197	2,322
Expected return on plan assets	(1,234)	(1,254)	(3,703)	(3,770)
Amortization of prior service cost	—	—	—	(21)
Recognized actuarial loss	937	1,471	2,636	2,631
Plan amendment/curtailment gain	—	—	—	(400)
Net periodic benefit cost	$435	$1,004	$1,130	$2,183

	Postretirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Service cost	$5	$6	$13	$19
Interest cost	122	108	368	325
Amortization of transition obligation	25	26	76	76
Recognized actuarial loss	56	30	167	90
Net periodic benefit cost	$208	$170	$624	$510

During the third quarter and first nine months of 2007, TCF made no contributions to the Pension Plan compared with $4 million in contributions during the same 2006 periods.  TCF is not required, and does not anticipate making, any contributions to the Pension Plan during 2007.  During the third quarter and first nine months of 2007, TCF paid $255 thousand and $880 thousand, respectively, for benefits of the Postretirement Plan, compared with $284 thousand and $780 thousand for the same 2006 periods.

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

(In thousands)	Banking	Leasing and Equipment Finance	Other	Eliminations and Reclassifications	Consolidated
At or For the Three Months Ended September 30, 2007:
Revenues from external customers:
Interest income	$208,860	$37,974	$—	$—	$246,834
Non-interest income	114,351	15,110	196	—	129,657
Total	$323,211	$53,084	$196	$—	$376,491
Net interest income	$120,993	$16,890	$(179)	$—	$137,704
Provision for credit losses	17,123	1,760	—	—	18,883
Non-interest income	114,351	15,110	38,979	(38,783)	129,657
Non-interest expense	146,532	16,594	38,434	(38,783)	162,777
Income tax expense	22,157	4,758	(352)	—	26,563
Net income	$49,532	$8,888	$718	$—	$59,138

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$15,053,166	$2,138,818	$137,703	$(1,799,349)	$15,530,338

At or For the Three Months Ended September 30, 2006:
Revenues from external customers:
Interest income	$196,076	$32,174	$—	$—	$228,250
Non-interest income	115,834	13,372	306	—	129,512
Total	$311,910	$45,546	$306	$—	$357,762
Net interest income	$120,058	$15,190	$(215)	$—	$135,033
Provision for credit losses	4,872	416	—	—	5,288
Non-interest income	115,834	13,372	33,033	(32,727)	129,512
Non-interest expense	150,342	14,959	29,815	(32,727)	162,389
Income tax expense	25,580	4,749	612	—	30,941
Net income	$55,098	$8,438	$2,391	$—	$65,927

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$13,881,725	$1,889,249	$131,166	$(1,582,753)	$14,319,387

(In thousands)	Banking	Leasing and Equipment Finance	Other	Eliminations and Reclassifications	Consolidated
At or For the Nine Months Ended September 30, 2007:
Revenues from external customers:
Interest income	$610,531	$108,290	$—	$—	$718,821
Non-interest income	357,695	44,311	593	—	402,599
Total	$968,226	$152,601	$593	$—	$1,121,420
Net interest income	$363,488	$47,657	$(539)	$—	$410,606
Provision for credit losses	33,792	3,076	—	—	36,868
Non-interest income	357,695	44,311	117,138	(116,545)	402,599
Non-interest expense	440,149	48,875	117,032	(116,545)	489,511
Income tax expense	69,538	14,327	(1,030)	—	82,835
Net income	$177,704	$25,690	$597	$—	$203,991

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$15,053,166	$2,138,818	$137,703	$(1,799,349)	$15,530,338

At or For the Nine Months Ended September 30, 2006:
Revenues from external customers:
Interest income	$564,267	$88,830	$—	$—	$653,097
Non-interest income	326,017	37,839	6,777	—	370,633
Total	$890,284	$126,669	$6,777	$—	$1,023,730
Net interest income	$356,539	$43,463	$668	$973	$401,643
Provision for credit losses	10,627	(11)	—	—	10,616
Non-interest income	326,017	37,839	103,371	(96,594)	370,633
Non-interest expense	439,024	41,146	99,086	(95,621)	483,635
Income tax expense	71,750	14,473	592	—	86,815
Net income	$161,155	$25,694	$4,361	$—	$191,210

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$13,881,725	$1,889,249	$131,166	$(1,582,753)	$14,319,387

(11) Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share data)	2007	2006	2007	2006
Basic Earnings Per Common Share
Net income	$59,138	$65,927	$203,991	$191,210
Weighted-average shares outstanding	126,751,415	131,054,398	128,364,345	131,870,604
Restricted stock	(2,521,709)	(2,646,183)	(2,514,501)	(2,591,237)
Weighted-average common shares outstanding for basic earnings per common share	124,229,706	128,408,215	125,849,844	129,279,367
Basic earnings per common share	$.48	$.51	$1.62	$1.48

Diluted Earnings Per Common Share
Net income	$59,138	$65,927	$203,991	$191,210
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	124,229,706	128,408,215	125,849,844	129,279,367
Net dilutive effect of:
Restricted stock	176,719	94,485	166,037	78,157
Stock options	68,282	101,913	84,972	107,253
Weighted-average common shares outstanding for diluted earnings per common share	124,474,707	128,604,613	126,100,853	129,464,777
Diluted earnings per common share	$.48	$.51	$1.62	$1.48

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

(12) Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income.  The following table summarizes the components of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Net income	$59,138	$65,927	$203,991	$191,210
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on securities available for sale	33,790	45,797	(10,855)	(6,684)
Recognized pension and postretirement actuarial losses and transition obligation	1,018	—	2,879	—
Reclassification adjustment for securities gains included in net income	(2,017)	—	(2,017)	—
Income tax expense (benefit)	11,555	16,139	(3,524)	(2,042)
Total other comprehensive loss	21,236	29,658	(6,469)	(4,642)
Comprehensive income	$80,374	$95,585	$197,522	$186,568

(13) Other Expense

Other expense consists of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Deposit account losses	$4,943	$4,264	$13,812	$13,225
Card processing and issuance	4,186	4,026	13,242	12,841
Postage and courier	3,342	3,717	10,266	11,041
Telecommunications	2,954	3,179	8,890	9,589
ATM processing	2,586	2,363	6,918	6,766
Office supplies	2,326	2,577	7,215	7,546
Foreclosed real estate, net	1,256	1,119	3,086	2,514
Federal deposit insurance and OCC assessments	818	777	2,431	2,260
Deposit base intangible amortization	239	408	717	1,222
Other	14,982	14,501	42,901	44,834
Total other expense	$37,632	$36,931	$109,478	$111,838

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

TCF’s federal income tax returns are open and subject to examination from the 2004 tax return year and forward.  TCF’s various state income tax returns are generally open from the 2003 and later tax return years based on individual state statutes of limitation.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota.  Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona (“TCF Bank”), are headquartered in Minnesota and Arizona, respectively, and had 449 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona at September 30, 2007.

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

TCF’s core businesses include retail and small business banking; commercial banking; consumer lending; leasing and equipment finance; and investments and insurance services.  The retail banking business includes traditional and supermarket branches, campus banking, EXPRESS TELLER® ATMs and Visa USA Inc. (“Visa”) cards.

The continued growth of deposit accounts is a significant part of TCF’s growth strategy.  Total deposit accounts were 2,429,144 at September 30, 2007, an increase of 2,528 accounts, or .1% (annualized), from December 31, 2006. Excluding the impact of the Michigan sold branches, deposit accounts increased 54,716 accounts, or 2.3% (annualized), from December 31, 2006.

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

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties.  Commercial loans are generally made on local properties or to local customers.  The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc. (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets and Winthrop Resources Corporation (“Winthrop Resources”), a company that primarily leases technology and data processing equipment.  TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries.

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

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 51.5% of TCF’s total revenue for the three months ended September 30, 2007.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

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

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is the 12th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended June 30, 2007 as published by Visa.  TCF earns interchange revenue from customer debit card transactions.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three and nine months ended September 30, 2007 and 2006 and on information about TCF’s balance sheet, credit quality, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per share of 48 cents and $1.62 for the third quarter and first nine months of 2007, respectively, compared with 51 cents and $1.48 for the same 2006 periods.  Net income was $59.1 million and $204 million for the third quarter and first nine months of 2007, respectively, compared with $65.9 million and $191.2 million for the same 2006 periods.  The third quarter of 2007 included $2 million in pre-tax gains on sales of mortgage-backed securities, $1.2 million in pre-tax gains on sales of real estate and a $2.6 million favorable income tax adjustment for a combined after-tax impact of four cents per diluted share.  The third quarter of 2006 included $1.3 million in pre-tax gains on sales of real estate and a $1.2 million favorable income tax adjustment for an after-tax impact of one cent per diluted share.

The first nine months of 2007 included a $31.2 million pre-tax gain on the sale of ten outstate Michigan branches, $4 million of pre-tax gains on sales of real estate, $2 million in pre-tax gains on sales of mortgage-backed securities and $12.9 million of favorable income tax settlements and adjustments for a combined after-tax impact of 30 cents per diluted share. The first nine months of 2006 included $5.8 million in pre-tax gains on sales of assets and $5.3 million of favorable income tax adjustments for a combined after-tax impact of seven cents per diluted share.

For the third quarter and first nine months of 2007, return on average assets was 1.55% and 1.82%, respectively, compared with 1.86% and 1.83% for the same 2006 periods.  Return on average common equity was 23.39% and 26.58% for the third quarter and first nine months of 2007, compared with 26.44% and 26.04% for the same 2006 periods.

Operating Segment Results

See Note 10 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, consisting of deposits, investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $49.5 million and $177.7 million for the third quarter and first nine months of 2007, respectively, compared with $55.1 million and $161.2 million for the same 2006 periods.  Banking net interest income for the third quarter and first nine months of 2007 was $121 million and $363.5 million, respectively, up from $120.1 million and $356.5 million for the same 2006 periods.

The provision for credit losses was $17.1 million and $33.8 million for the third quarter and first nine months of 2007, respectively, compared with $4.9 million and $10.6 million for the same 2006 periods.  The increases in the provision for credit losses for the third quarter and first nine months of 2007 over the same 2006 periods were primarily due to higher consumer home equity charge-offs and the resulting portfolio reserve rate increases and increased reserves for certain commercial loans.  Refer to the “Consolidated Provision for Credit Losses” section for further discussion.

Non-interest income totaled $114.4 million for the third quarter of 2007, down 1.3% from $115.8 million for the 2006 period, primarily related to a $4.1 million decrease in gains on sales of education loans, partially offset by $2 million in gains on sales of securities available for sale. Non-interest income totaled $357.7 million for the first nine months of 2007, up 9.7% from $326 million for the same 2006 period, primarily due to $31.2 million in gains on the sale of ten outstate Michigan branches, a $5.2 million increase in card revenue and $2 million in gains on sales of securities available for sale, partially offset by a $4.1 million decrease in gains on sales of education loans.  Non-interest expense for the third quarter of 2007 was $146.5 million, compared with $150.3 million for the same 2006 period, primarily due to a decrease in expenses associated with advertising and promotions. Non-interest expense for the first nine months of 2007 was $440.1 million essentially flat compared to the same 2006 period.

LEASING AND EQUIPMENT FINANCE, an operating segment comprised of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of comprehensive lease and equipment finance products. Leasing and equipment finance reported net income of $8.9 million and $25.7 million for the third quarter and first nine months of 2007, respectively, compared with $8.4 million and $25.7 million for the same 2006 periods.  Net interest income for the third quarter and first nine months of 2007 was $16.9 million and $47.7 million, respectively, up from $15.2 million and $43.5 million for the same 2006 periods.

The provision for credit losses for this operating segment was $1.8 million for the third quarter of 2007, compared with $416 thousand for the third quarter of 2006 primarily due to increased net charge-offs and reserves for certain loans and leases.  The provision for credit losses was $3.1 million for the first nine months of 2007, compared with a net credit of $11 thousand for the same 2006 period.  The year-to-date increase in the provision for credit losses was primarily due to increases in reserves for certain loans and leases, partially offset by a large recovery in 2007 of a previously charged-off lease. In addition, 2006 included a reduction of reserves in certain marketing segments due to lower levels of historic charge-offs and one large non-accrual lease that was settled in the second quarter of 2006 for less than the amount reserved.

Non-interest income for the third quarter and first nine months of 2007 totaled $15.1 million and $44.3 million, respectively, up from $13.4 million and $37.8 million for the same 2006 period, due to higher sales-type lease and operating lease revenues.  Leasing and equipment finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $16.6 million and $48.9 million for the third quarter and first nine months of 2007, respectively, compared with $15 million and $41.1 million for the same 2006 periods. The increases in non-interest expense for the third quarter and first nine months of 2007 were primarily related to an increase of $554 thousand and $3.8 million, respectively, in compensation and benefits due to an increase of commissions from a larger volume of sales-type leases and other commissioned events and increases of $547 thousand and $2.7 million, respectively, in operating lease depreciation expense.

Consolidated Net Interest Income

Net interest income for the third quarter of 2007 was $137.7 million, up from $135 million for the third quarter of 2006 and $137.4 million from the second quarter of 2007.  Net interest income for the first nine months of 2007 was $410.6 million, up from $401.6 million for the same 2006 period.  The net interest margin for the third quarter of 2007 was 3.90%, compared with 4.11% for the same 2006 period and 4.02% for the second quarter of 2007.

The increase in net interest income from the third quarter of 2006 was primarily attributable to a $996.8 million, or 7.6%, increase in average interest-earning assets, largely offset by a 21 basis point reduction in net interest margin.  The decrease in the net interest margin from the third quarter of 2006 was primarily due to continued customer preference for lower-yielding fixed-rate loans and higher-cost market-rate deposits, largely due to the flat or inverted yield curve that persisted for the period.

Net interest income increased $279 thousand or .2% compared with the second quarter of 2007.  Increases in total interest-earning assets and the impact of one additional day in the third quarter of 2007 were offset by a 12 basis point decrease in net interest margin.  The decrease in net interest margin from the second quarter of 2007 was primarily due to a $374.5 million, or 2.7% increase in average interest-earning assets that was funded primarily by higher-cost borrowings, increases in the interest rates paid on rate-sensitive checking, savings and money market deposit products and a decline in non-interest bearing checking account balances. During the third quarter of 2007, and partially in response to the volatile credit markets, TCF entered into $700 million of new long-term borrowings at a weighted average interest rate of 4.73%. The proceeds from these borrowings were used to eliminate short-term borrowings and to provide balance sheet liquidity.

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

The following table summarizes TCF’s average balances, interest, dividends and the related yields and rates for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
		2007			2006
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$203,406	$2,279	4.45%	$72,393	$862	4.74%
Securities available for sale (3)	2,078,155	28,439	5.47	1,829,917	24,481	5.35
Education loans held for sale	110,449	2,588	9.30	190,724	3,438	7.15
Loans and leases:
Consumer home equity:
Fixed-rate	4,750,552	83,735	6.99	4,027,680	69,705	6.87
Variable-rate	1,455,701	31,795	8.67	1,585,487	35,605	8.91
Consumer - other	45,440	1,115	9.74	36,978	961	10.31
Total consumer home equity and other	6,251,693	116,645	7.40	5,650,145	106,271	7.46
Commercial real estate:
Fixed- and adjustable-rate	1,786,829	29,026	6.44	1,699,431	26,936	6.29
Variable-rate	584,378	11,583	7.86	709,806	14,256	7.97
Total commercial real estate	2,371,207	40,609	6.79	2,409,237	41,192	6.78
Commercial business:
Fixed- and adjustable-rate	170,593	2,718	6.32	142,293	2,265	6.32
Variable-rate	395,871	7,498	7.51	403,070	7,724	7.60
Total commercial business	566,464	10,216	7.16	545,363	9,989	7.27
Leasing and equipment finance	1,937,269	37,974	7.84	1,707,045	32,174	7.54
Subtotal	11,126,633	205,444	7.34	10,311,790	189,626	7.31
Residential real estate	559,413	8,084	5.77	676,454	9,843	5.81
Total loans and leases (4)	11,686,046	213,528	7.26	10,988,244	199,469	7.21
Total interest-earning assets	14,078,056	246,834	6.97	13,081,278	228,250	6.94
Other assets (5) (6)	1,147,109			1,129,568
Total assets	$15,225,165			$14,210,846

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,406,155			$1,484,651
Small business	596,197			615,119
Commercial and custodial	195,529			209,365
Total non-interest bearing deposits	2,197,881			2,309,135
Interest-bearing deposits:
Premier checking	1,048,449	8,047	3.05	1,021,560	8,389	3.26
Other checking	823,833	901.43		840,966	485.23
Subtotal	1,872,282	8,948	1.90	1,862,526	8,874	1.89
Premier savings	1,202,672	13,184	4.35	942,760	10,291	4.33
Other savings	1,274,164	4,139	1.29	1,350,659	3,240.96
Subtotal	2,476,836	17,323	2.77	2,293,419	13,531	2.34
Money market	606,198	4,618	3.02	609,997	4,062	2.64
Subtotal	4,955,316	30,889	2.48	4,765,942	26,467	2.21
Certificates of deposit	2,498,936	29,551	4.68	2,431,364	26,767	4.36
Total interest-bearing deposits	7,454,252	60,440	3.22	7,197,306	53,234	2.93
Total deposits	9,652,133	60,440	2.48	9,506,441	53,234	2.22
Borrowings:
Short-term borrowings	183,582	2,460	5.32	619,683	8,372	5.36
Long-term borrowings	4,043,570	46,230	4.54	2,780,532	31,611	4.51
Total borrowings	4,227,152	48,690	4.57	3,400,215	39,983	4.67
Total interest-bearing liabilities	11,681,404	109,130	3.71	10,597,521	93,217	3.53
Total deposits and borrowings	13,879,285	109,130	3.12	12,906,656	93,217	2.86
Other liabilities (6)	334,630			306,971
Total liabilities	14,213,915			13,213,627
Stockholders’ equity (6)	1,011,250			997,219
Total liabilities and stockholders’ equity	$15,225,165			$14,210,846
Net interest income and margin		$137,704	3.90%		$135,033	4.11%

(1)          Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $568,000 and $328,000 was recognized during the three months ended September 30, 2007 and 2006, respectively.

(2)          Annualized.

(3)          Average balances and yields of securities available for sale are based upon the historical amortized cost.

(4)          Average balances of loans and leases includes non-accrual loans and leases, and are presented net of unearned income.

(5)          Includes operating leases.

(6)          Average balances are a simple average of month-end balances.

The following table summarizes TCF’s average balances, interest, dividends and the related yields and rates for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
		2007			2006
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$188,444	$6,642	4.71%	$70,748	$2,331	4.40%
Securities available for sale (3)	1,969,799	80,209	5.43	1,830,902	73,336	5.34
Education loans held for sale	154,978	10,099	8.71	233,135	11,990	6.88
Loans and leases:
Consumer home equity:
Fixed-rate	4,614,472	240,538	6.97	3,702,181	188,288	6.80
Variable-rate	1,439,942	94,384	8.76	1,712,454	109,940	8.58
Consumer - other	43,014	3,193	9.92	35,563	2,675	10.06
Total consumer home equity and other	6,097,428	338,115	7.41	5,450,198	300,903	7.38
Commercial real estate:
Fixed- and adjustable-rate	1,756,917	84,298	6.42	1,647,602	76,869	6.24
Variable-rate	609,225	35,549	7.80	731,770	41,478	7.58
Total commercial real estate	2,366,142	119,847	6.77	2,379,372	118,347	6.65
Commercial business:
Fixed- and adjustable-rate	166,490	7,999	6.42	128,677	5,983	6.22
Variable-rate	392,797	22,062	7.51	370,094	20,299	7.33
Total commercial business	559,287	30,061	7.19	498,771	26,282	7.05
Leasing and equipment finance	1,885,427	108,290	7.66	1,622,257	88,830	7.30
Subtotal	10,908,284	596,313	7.31	9,950,598	534,362	7.18
Residential real estate	587,058	25,558	5.81	713,947	31,078	5.81
Total loans and leases (4)	11,495,342	621,871	7.23	10,664,545	565,440	7.08
Total interest-earning assets	13,808,563	718,821	6.95	12,799,330	653,097	6.82
Other assets (5) (6)	1,148,528			1,135,551
Total assets	$14,957,091			$13,934,881

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,476,451			$1,531,942
Small business	593,122			603,469
Commercial and custodial	198,848			241,720
Total non-interest bearing deposits	2,268,421			2,377,131
Interest-bearing deposits:
Premier checking	1,064,024	24,196	3.04	987,094	23,343	3.16
Other checking	827,580	2,164.35		881,323	1,553.24
Subtotal	1,891,604	26,360	1.86	1,868,417	24,896	1.78
Premier savings	1,127,843	36,175	4.29	860,191	26,202	4.07
Other savings	1,296,350	11,466	1.18	1,402,085	9,324.89
Subtotal	2,424,193	47,641	2.63	2,262,276	35,526	2.10
Money market	606,885	13,322	2.93	629,904	11,037	2.34
Subtotal	4,922,682	87,323	2.38	4,760,597	71,459	2.01
Certificates of deposit	2,512,832	88,514	4.70	2,230,458	67,869	4.06
Total interest-bearing deposits	7,435,514	175,837	3.16	6,991,055	139,328	2.66
Total deposits	9,703,935	175,837	2.42	9,368,186	139,328	1.99
Borrowings:
Short-term borrowings	156,243	6,185	5.29	622,455	23,015	4.94
Long-term borrowings	3,738,123	126,193	4.51	2,656,410	89,111	4.48
Total borrowings	3,894,366	132,378	4.54	3,278,865	112,126	4.57
Total interest-bearing liabilities	11,329,880	308,215	3.64	10,269,920	251,454	3.27
Total deposits and borrowings	13,598,301	308,215	3.03	12,647,051	251,454	2.66
Other liabilities (6)	335,389			308,947
Total liabilities	13,933,690			12,955,998
Stockholders’ equity (6)	1,023,401			978,883
Total liabilities and stockholders’ equity	$14,957,091			$13,934,881
Net interest income and margin		$410,606	3.97%		$401,643	4.19%

(1)          Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $1,364,000 and $885,000 was recognized during the nine months ended September 30, 2007 and 2006, respectively.

(2)          Annualized.

(3)          Average balances and yields of securities available for sale are based upon the historical amortized cost.

(4)          Average balances of loans and leases included non-accrual loans and leases, and are presented net of unearned income.

(5)          Includes operating leases.

(6)          Average balances are a simple average of month-end balances.

Consolidated Provision for Credit Losses

TCF recorded provision expense of $18.9 million and $36.9 million in the third quarter and first nine months of 2007, respectively, compared with $5.3 million and $10.6 million for the same 2006 periods. The increase in the provision for credit losses for the third quarter and first nine months of 2007 is primarily due to higher consumer home equity net charge-offs, the resulting portfolio reserve rate increases and higher reserves for certain commercial loans and equipment finance loans and leases.  Net loan and lease charge-offs were $11.1 million, or .38% (annualized), and $20.8 million, or .24% (annualized), of average loans and leases, in the third quarter and first nine months of 2007, respectively, compared with $4.9 million, or .18% (annualized), and $11.3 million, or .14% (annualized), of average loans and leases for the same 2006 periods.  Consumer home equity net charge-offs for the third quarter and first nine months of 2007 were $5.9 million and $13.7 million, respectively, an increase of $4.3 million and $9.4 million, respectively, from the same 2006 periods.  The higher consumer home equity net charge-offs are primarily due to the slowdown in the residential real estate market primarily in Minnesota and Michigan.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $129.7 million and $402.6 million for the third quarter and first nine months of 2007, respectively, up from $129.5 million and $370.6 million for the same 2006 periods.

Fees and Service Charges

Fees and service charges totaled $72 million and $205.7 million for the third quarter and first nine months of 2007, respectively, up from $70.8 million and $203.4 million for the same 2006 periods. The third quarter and first nine months of 2006 included $1.4 million and $4 million, respectively, of fees and service charges for the ten Michigan branches that were sold in the first quarter of 2007.

Card Revenues

Card revenues totaled $25.7 million for the third quarter of 2007, up 5.5% over the same period of 2006.  This increase was primarily due to increased transactions per account, partially offset by a decrease in the average transaction size and a two basis point decrease in the average interchange rate.  For the first nine months of 2007, card revenue totaled $73.8 million, up 7.6% from the first nine months of 2006.  This increase was due to increased sales volume as a result of increases in the number of active accounts and transactions per account.

The following table sets forth information about TCF’s card business.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	Amount	%
Average active card users	807,406	807,994	(588)	(0.1)
Average number of transactions per card per month	19.7	18.3	1.4	7.7
Sales volume	$1,723,793	$1,620,206	$103,587	6.4
Average transaction size (in dollars)	$36	$37	$(1)	(2.7)
Average interchange rate	1.42%	1.44%		(2	)bps

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	Amount	%
Average active card users	812,308	799,864	12,444	1.6
Average number of transactions per card per month	19.3	18.0	1.3	7.2
Sales volume	$5,164,241	$4,777,601	$386,640	8.1
Average transaction size (in dollars)	$37	$37	$—	—
Average interchange rate	1.36%	1.36%		—	bps

ATM Revenue

For the third quarter and first nine months of 2007, ATM revenue was $9.3 million and $27.3 million, respectively, compared with $9.9 million and $28.7 million for the same 2006 periods.  These declines in ATM revenue were primarily attributable to continued declines in fees charged to TCF customers for the use of non-TCF ATM machines due to growth in TCF’s fee free checking products and changes in customer ATM usage behavior.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $15.1 million and $44.3 million for the third quarter and first nine months of 2007, respectively, up from $13.4 million and $37.8 million for the same 2006 periods.  The increase in leasing and equipment finance revenues for the third quarter and first nine months of 2007 was due to higher sales-type lease revenue, operating lease revenue, and other fees. Leasing and equipment finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.

Other Non-Interest Income

Other non-interest income consists of the following.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Gains on sales of education loans	$244	$4,299	$1,967	$7,336
Mortgage banking	—	—	—	4,040
Gain on sale of private bank investment	—	—	—	706
Interest on income tax refund	—	—	—	704
Other	1,507	2,345	4,730	6,441
Total other non-interest income	$1,751	$6,644	$6,697	$19,227

The third quarter of 2006 included $4.3 million of gains due to accelerated sales of education loans in response to legislative changes in student loan programs.

Gains on Sales of Securities Available for Sale

Gains on sales of securities available for sale were $2 million for the third quarter of 2007 on sales of $189.3 million of mortgage-backed securities. There were no such sales in the same period of last year.

Gains on Sales of Branches and Real Estate

Gains on sales of branches and real estate were $1.2 million for the third quarter of 2007, compared with $1.3 million for the same 2006 period. For the first nine months of 2007, gains on sales of branches and real estate totaled $35.1 million, up from $4.2 million for the same 2006 period. During the first quarter of 2007, TCF sold the deposits and facilities of ten outstate branches in Michigan and recognized a $31.2 million gain.

Consolidated Non-Interest Expense

Non-interest expense totaled $162.8 million for the third quarter of 2007, essentially flat with the same 2006 period.  For the first nine months of 2007, non-interest expense totaled $489.5 million, up $5.9 million, or 1.2%, from $483.6 million for the same 2006 period.

Compensation and Employee Benefits

Compensation and employee benefits expense totaled $85.1 million and $259.9 million for the third quarter and first nine months of 2007, respectively, compared with $84.8 million and $256 million for the same 2006 periods.  Compensation expense for the third quarter and first nine months of 2007 was $73.3 million and $219.3 million, respectively, up from $72 million and $214.9 million for the same 2006 periods.  The increase in compensation expense for the third quarter and first nine months of 2007 was primarily due to branch expansion.  Increases due to branch expansion were partially offset by reductions from branches sold, closed branches and other efficiency initiatives.  Employee benefits for the third quarter and first nine months of 2007 were $11.7 million and $40.6 million, respectively, down slightly from $12.8 million and $41.2 million for the same 2006 periods.

Occupancy and Equipment

Occupancy and equipment expense totaled $30.2 million and $90 million for the third quarter and first nine months of 2007, compared with $28.7 million and $84.7 million from the same 2006 periods. The increase in occupancy and equipment expense during the third quarter and first nine months of 2007 was primarily due to the costs associated with branch expansion, relocations and remodeling.

Advertising and Promotions

Advertising and promotions expense was $5.5 million and $17 million for the third quarter and first nine months of 2007, respectively, down from $8.2 million and $20.7 million for the same 2006 periods, primarily due to decreased media and promotion expenses.

Operating Lease Depreciation

Operating lease depreciation totaled $4.3 million and $13.1 million for the third quarter and first nine months of 2007, respectively, compared with $3.8 million and $10.3 million for the same 2006 periods. The increase in operating lease depreciation for the third quarter and first nine months of 2007 was primarily driven by increased average operating lease balances in TCF’s leasing and equipment finance subsidiaries.  Average operating lease balances were $71.9 million and $74.7 million for the third quarter and first nine months of 2007, respectively, up from $68.3 million and $63.5 million for the same 2006 periods.

Income Taxes

TCF recorded income tax expense of $26.6 million and $82.8 million for the third quarter and first nine months of 2007, respectively, or 31% and 28.9%, respectively, of income before income tax expense, compared with $30.9 million and $86.8 million, respectively, or 31.9% and 31.2%, respectively, of income before income tax expense, for the comparable 2006 periods.  Income tax expense for the third quarter of 2007 includes a $2.6 million reduction in income tax expense primarily resulting from changes in state tax laws and uncertain tax positions.  Income tax expense for the third quarter of 2006 includes a $1.2 million reduction in income tax expense related to favorable developments in uncertain tax positions. Income tax expense for the first nine months of 2007 includes an $8.5 million reduction of income tax expense related to a favorable settlement with the Internal Revenue Service of an isolated tax deduction from a prior year and a $4.5 million reduction in income tax expense related to favorable developments in uncertain tax positions. Income tax expense for the first nine months of 2006 includes $5.3 million in reductions of income tax expense related to favorable developments in uncertain tax positions including the closing of certain previous years’ tax returns, clarification of existing state tax legislation and developments in income tax audits.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets.  These companies are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation.  The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws.  If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense would increase significantly.  TCF’s FOC operates under income tax laws in certain states (including Minnesota and Illinois) that recognize FOCs.  The taxation of REITs and FOCs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures.  Certain states have pending legislation that, if enacted, would eliminate tax deductions that TCF is entitled to under current laws and thus would significantly increase state income tax expense.  Illinois passed legislation in the third quarter of 2007 that will reduce or eliminate TCF’s REIT and FOC tax benefits beginning in 2008.  Thus, TCF’s annual effective income tax rate will increase in future years.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $594.2 million and $297.5 million of mortgage-backed securities during the first nine months of 2007 and 2006, respectively.  TCF sold $189.3 million of mortgage-backed securities during the first nine months of 2007 compared with no such sales in the same 2006 period.  At September 30, 2007, the unrealized pre-tax loss on TCF’s mortgage-backed securities available for sale portfolio was $46.2 million, compared with $33.3 million at December 31, 2006, primarily due to increases in long-term interest rates.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding education loans held for sale.

	At	At
	September 30,	December 31,	Percentage
(Dollars in thousands)	2007	2006	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$4,058,317	$3,781,458	7.3%
Junior lien	2,261,376	2,101,210	7.6
Total consumer home equity	6,319,693	5,882,668	7.4
Other	67,257	62,409	7.8
Total consumer home equity and other	6,386,950	5,945,077	7.4
Commercial:
Commercial real estate:
Permanent	2,173,875	2,201,996	(1.3)
Construction and development	229,074	188,657	21.4
Total commercial real estate	2,402,949	2,390,653	0.5
Commercial business	577,927	551,995	4.7
Total commercial	2,980,876	2,942,648	1.3
Leasing and equipment finance (1):
Equipment finance loans	569,382	492,062	15.7
Lease financings:
Direct financing leases	1,497,571	1,423,226	5.2
Sales-type leases	27,818	22,694	22.6
Lease residuals	38,904	34,671	12.2
Unearned income and deferred costs	(167,339)	(154,488)	(8.3)
Total lease financings	1,396,954	1,326,103	5.3
Total leasing and equipment finance	1,966,336	1,818,165	8.1
Total consumer, commercial and leasing and equipment finance	11,334,162	10,705,890	5.9
Residential real estate	547,552	627,790	(12.8)
Total loans and leases	$11,881,714	$11,333,680	4.8

(1)  Operating leases of $70.1 million at September 30, 2007 and $80.4 million at December 31, 2006 are  included as a component of Other Assets on the Consolidated Statements of Financial Condition.

At September 30, 2007, approximately 27% of TCF’s consumer and commercial loans consisted of variable-rate loans, compared with 29% at December 31, 2006.  Variable-rate consumer loans have interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) have interest rates tied to either the prime rate or LIBOR.  In addition, to the extent these loans have interest rate floors, a decrease in interest rates may not result in a change in the interest rate on the variable-rate loan.  Substantially all leasing and equipment finance loans have fixed interest rates.  All residential real estate loans have fixed or adjustable interest rates.

Approximately 79% of the consumer home equity portfolio at September 30, 2007 consisted of closed-end loans, unchanged from December 31, 2006.  In addition, approximately 24% of the consumer home equity portfolio at September 30, 2007 carries a variable interest rate tied to the prime rate, compared with 25% at December 31, 2006.  TCF’s home equity lines of credit require regular payments of interest and do not require regular payments of principal.  Home equity lines of credit outstanding were $1.3 billion at September 30, 2007, compared with $1.2 billion at December 31, 2006.

TCF continues to expand its commercial business and commercial real estate lending activity generally to borrowers located in its primary markets.  With a focus on secured lending, approximately 98% of TCF’s commercial real estate and commercial business loans at September 30, 2007, were secured either by real estate or other business assets.  At September 30, 2007, approximately 93% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary markets.

The leasing and equipment finance backlog of approved transactions was $292.8 million at September 30, 2007, up from $249.7 million at December 31, 2006.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from customer default on a loan or lease.  TCF has a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $74.6 million appropriate to cover losses inherent in the loan and lease portfolios as of September 30, 2007.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s on-going credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The Office of the Comptroller of the Currency, in conjunction with other financial institution regulators, issued new guidance for the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance.  The Interagency policy statement on the allowance for loan and lease losses, issued December 13, 2006, replaces the 1993 policy statement, but reiterates key concepts and requirements applicable to existing supervisory guidance and GAAP.  Although TCF considers its allowance to be adequate and does not believe the revised policy statement calls for any change to its loan and lease loss reserves, there can be no assurance that regulators may not require some modification to its allowance methodology, changes in supporting documentation requirements or an increase to its reserves.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – ‘Forward-Looking Information.’”

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

The following table sets forth information detailing the allowance for loan and lease losses.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$66,809	$54,673	$58,543	$55,823
Charge-offs	(14,669)	(8,250)	(34,650)	(23,324)
Recoveries	3,609	3,387	13,871	11,983
Net charge-offs	(11,060)	(4,863)	(20,779)	(11,341)
Provision for credit losses	18,883	5,288	36,868	10,616
Balance at end of period	$74,632	$55,098	$74,632	$55,098

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

The allocation of TCF’s allowance for loan and lease losses is as follows.

	At September 30, 2007			At December 31, 2006
(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Balance	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Balance
Consumer home equity	$24,018	$6,319,693.38%		$12,615	$5,882,668.21%
Consumer other	1,851	67,257	2.75	2,211	62,409	3.54
Total consumer	25,869	6,386,950.41		14,826	5,945,077.25
Commercial real estate	25,838	2,402,949	1.08	22,662	2,390,653.95
Commercial business	8,040	577,927	1.39	7,503	551,995	1.36
Total commercial	33,878	2,980,876	1.14	30,165	2,942,648	1.03
Leasing and equipment finance	14,379	1,966,336.73		12,990	1,818,165.71
Residential real estate	506	547,552.09		562	627,790.09
Total allowance balance	$74,632	$11,881,714.63		$58,543	$11,333,680.52

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	September 30, 2007			September 30, 2006
		% of Average			% of Average
	Net	Loans and		Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)		Charge-offs	Leases (1)
Consumer home equity
First mortgage lien	$2,656	.	27%	$685	.	08%
Junior lien	3,231	.	58	930	.	19
Total home equity	5,887	.	38	1,615	.	12
Consumer other	3,269	N.	M.	2,340	N.	M.
Total consumer	9,156	.	59	3,955	.	28
Commercial real estate	19		—	148	.	02
Commercial business	627	.	44	(23)	(.	02)
Total commercial	646	.	09	125	.	02
Leasing and equipment finance	1,164	.	24	745	.	17
Residential real estate	94	.	07	38	.	02
Total	$11,060	.	38	$4,863	.	18

(1) Annualized.

N.M. Not Meaningful.

	Nine Months Ended
	September 30, 2007			September 30, 2006
		% of Average			% of Average
	Net	Loans and		Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)		Charge-offs	Leases (1)
Consumer home equity
First mortgage lien	$6,206	.	21%	$1,951	.	07%
Junior lien	7,444	.	46	2,295	.	16
Total home equity	13,650	.	30	4,246	.	10
Consumer other	4,057	N.	M.	3,191	N.	M.
Total consumer	17,707	.	39	7,437	.	18
Commercial real estate	422	.	02	217	.	01
Commercial business	818	.	19	302	.	08
Total commercial	1,240	.	06	519	.	02
Leasing and equipment finance	1,688	.	12	3,280	.	27
Residential real estate	144	.	03	105	.	02
Total	$20,779	.	24	$11,341	.	14

(1) Annualized.

N.M. Not Meaningful.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 55% of non-performing assets at September 30, 2007 consisted of, or were secured by, residential real estate.

Non-performing assets are summarized in the following table.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2007	2006	Change
Non-accrual loans and leases:
Consumer home equity
First mortgage lien	$13,794	$11,202	$2,592
Junior lien	4,610	5,291	(681)
Total home equity	18,404	16,493	1,911
Consumer other	11	27	(16)
Total consumer	18,415	16,520	1,895
Commercial real estate	13,824	12,849	975
Commercial business	2,686	3,421	(735)
Total commercial	16,510	16,270	240
Leasing and equipment finance	9,177	7,596	1,581
Residential real estate	3,133	2,799	334
Total non-accrual loans and leases	47,235	43,185	4,050
Other real estate owned:
Residential real estate	28,444	19,899	8,545
Commercial real estate	14,566	2,554	12,012
Total other real estate owned	43,010	22,453	20,557
Total non-performing assets	$90,245	$65,638	$24,607
Non-performing assets as a percentage of:
Net loans and leases	.76%	.58%	18	bps
Total assets	.58	.45	13

The increase in non-accrual loans and leases from December 31, 2006 was primarily due to an increase in the number of consumer non-accrual loans, partially offset by a $2.3 million commercial real estate loan that was paid off in the second quarter of 2007.  Other real estate owned increased $20.6 million from December 31, 2006, primarily due to a $13.8 million Minnesota commercial real estate loan and increased residential properties.  Included in non-performing assets are loans that are considered impaired.  Impaired loans totaled $18.3 million at September 30, 2007, compared with $17.5 million at December 31, 2006.  The allowance for loan and lease losses for impaired loans was $4 million at September 30, 2007, compared with $2.5 million at December 31, 2006.  All of the impaired loans were on non-accrual status. The average balance of impaired loans during the three months ended September 30, 2007 was $16.8 million, compared with $9.1 million during the three months ended December 31, 2006.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding education loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined based on the contractual terms of the loan or lease.

	At September 30, 2007		At December 31, 2006
(Dollars in thousands)	Principal Balances	Percentage of Loans and Leases	Principal Balances	Percentage of Loans and Leases
Accruing loans and leases delinquent for:
30-59 days	$45,314.38%		$34,607.30%
60-89 days	15,368.13		24,872.22
90 days or more	13,887.12		12,214.11
Total	$74,569.63%		$71,693.63%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At September 30, 2007		At December 31, 2006
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Consumer home equity
First mortgage lien	$27,957.69%		$22,527.60%
Junior lien	11,185.50		11,406.54
Total home equity	39,142.62		33,933.58
Consumer other	416.62		380.61
Total consumer	39,558.62		34,313.58
Commercial real estate	7,140.30		18,072.76
Commercial business	2,653.46		762.14
Total commercial	9,793.33		18,834.64
Leasing and equipment finance	15,651.80		8,499.47
Residential real estate	9,567	1.76	10,047	1.61
Total	$74,569.63%		$71,693.63%

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $65.2 million of loans and leases at September 30, 2007, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, decreased from $66.1 million at December 31, 2006.  These loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial real estate or assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows.

	At September 30, 2007		At December 31, 2006
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Commercial real estate	$42,277	1.76%	$43,216	1.81%
Commercial business	8,764	1.52	11,664	2.11
Leasing and equipment finance	14,109.72		11,265.62
Total	$65,150.57		$66,145.58

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.   Deposits totaled $9.7 billion at September 30, 2007, compared with $9.8 billion at December 31, 2006.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 2.35% at September 30, 2007, compared with 2.33% at December 31, 2006.  During the first quarter of 2007, TCF sold ten outstate Michigan branches with $241.4 million in deposits.  Excluding the sold Michigan deposits, deposits increased $218.2 million, or 2.3% from December 31, 2006.

Branches

During the third quarter of 2007, TCF opened three new branches, consisting of one traditional branch, one supermarket branch and one campus branch.  TCF also relocated one traditional branch. Since January 2002, TCF has now opened 136 new branches, representing 30.3% of TCF’s 449 total branches.

During the remainder of 2007, TCF plans to open six additional branches, consisting of four traditional branches and two supermarket branches.  To improve the customer experience and enhance deposit growth, TCF intends to relocate five branches to improved locations and facilities, including four traditional branches and one supermarket branch, and to remodel nine supermarket branches during the last three months of 2007.  Also, to improve operating efficiencies, TCF plans to close and consolidate two underperforming traditional branches into nearby branches during the fourth quarter of 2007.

Additional information regarding the results of TCF’s new branches opened since January 1, 2002 is displayed in the table below.

	At September 30,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Number of new branches
Traditional	79	67	12	17.9%
Supermarket	47	43	4	9.3
Campus	10	6	4	66.7
Total	136	116	20	17.2
Percent of total branches	30.3%	25.3%
Number of deposit accounts	369,135	277,505	91,630	33.0%
Deposits:
Checking	$386,064	$308,393	$77,671	25.2
Savings	409,045	279,183	129,862	46.5
Money market	54,608	33,834	20,774	61.4
Subtotal	849,717	621,410	228,307	36.7
Certificates of deposits	406,592	448,287	(41,695)	(9.3)
Total deposits	$1,256,309	$1,069,697	$186,612	17.4
Total banking fees and other revenue (quarter ended)	$19,715	$14,765	$4,950	33.5

Borrowings

Borrowings totaled $4.4 billion at September 30, 2007, up $844.8 million from December 31, 2006.  The weighted-average rate on borrowings increased to 4.59% at September 30, 2007, from 4.53% at December 31, 2006.  See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

TCF Financial Corporation (parent company only) has an unsecured $80 million line of credit that matures in March 2008, and contains certain covenants common to such agreements.  TCF is not in default with respect to any of its covenants under the credit agreement.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes.  TCF had $25 million outstanding on its bank line of credit at September 30, 2007. There were no outstanding balances under the line of credit at December 31, 2006.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At September 30, 2007, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Total borrowings	$4,433,341	$194,251	$138,765	$301,688	$3,798,637
Annual rental commitments under non-cancelable operating leases	220,017	26,648	48,147	39,882	105,340
Campus marketing agreements	49,419	1,619	5,818	5,428	36,554
Construction contracts and land purchase commitments for future branch sites	21,063	21,063	—	—	—
	$4,723,840	$243,581	$192,730	$346,998	$3,940,531

(In thousands)	Amount of Commitment — Expiration by Period
Commitments	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Commitments to lend:
Consumer home equity and other	$1,920,429	$10,906	$27,931	$177,436	$1,704,156
Commercial	612,822	313,459	244,828	29,275	25,260
Leasing and equipment finance	96,178	96,178	—	—	—
Other	70,896	70,896	—	—	—
Total commitments to lend	2,700,325	491,439	272,759	206,711	1,729,416
Standby letters of credit and guarantees on industrial revenue bonds	75,738	39,815	32,911	2,430	582
	$2,776,063	$531,254	$305,670	$209,141	$1,729,998

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

Stockholders’ Equity

Stockholders’ equity at September 30, 2007 was $1 billion, or 6.72% of total assets, compared with 7.04% at December 31, 2006.  For the first nine months of 2007, average total equity to average assets was 6.84%, compared with 7.15% for the year ended December 31, 2006. TCF repurchased 350 thousand and 3.8 million shares of its common stock during the third quarter and first nine months of 2007, respectively, at an average cost of $24.97 and $27.02, respectively, per share.  At September 30, 2007, TCF had 5.5 million shares remaining in its stock repurchase program authorized by its Board of Directors.  On October 15, 2007, TCF declared a regular quarterly dividend of 24.25 cents per common share, payable on November 30, 2007 to shareholders of record as of October 26, 2007.

TCF continually evaluates the efficiency of its capital structure and is currently considering issuing trust-preferred securities, which would be included in regulatory capital. Funds obtained from such issuance would be used for general corporate purposes, including potential repurchases of common stock in the open market.

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

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance.  In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts.  TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legal, legislative or other changes affecting customer account charges and fee income; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments, including adoption of state legislation that would increase state taxes; impact of federal legislation enacted in September 2007, reducing interest subsidies and other benefits available to TCF in its education lending programs; adverse findings in tax audits or regulatory examinations; changes in credit and other risks posed by TCF’s loan, lease and investment portfolios, including declines in commercial or residential real estate values or changes in allowance for loan and lease losses dictated by new market conditions or regulatory requirements; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets; and results of litigation, including reductions in card revenues resulting from litigation brought by various merchants or merchant organizations against Visa; or other significant uncertainties.  Investors should consult TCF’s Annual Report on Form 10-K, and Forms 10-Q and 8-K for additional important information about the Company.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income.  Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates.  At September 30, 2007, net interest income is estimated to increase by 0.01%, compared with the base case scenario, over the next twelve months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.  In the event short- and long-term interest rates were to decline by 100 basis points, net interest income is estimated to increase by 0.33%, compared with the base case scenario, over the next twelve months.

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

TCF’s one-year interest rate gap was a negative $536.8 million, or 3.5% of total assets, at September 30, 2007, compared with a negative $630 million, or 4.3% of total assets, at December 31, 2006.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.3 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at September 30, 2007, by approximately $680 million, or 77.4%, in the first year.  An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.  Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at September 30, 2007, by approximately $216 million, or 24.6%, in the first year.  A slowing in prepayments would increase the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2007.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the third quarter of 2007 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At	At	At	At	At
(Dollars in thousands,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
except per-share data)	2007	2007	2007	2006	2006
SELECTED FINANCIAL CONDITION DATA:
Loans and leases excluding residential real estate loans	$11,334,162	$11,038,605	$10,815,212	$10,705,890	$10,496,031
Securities available for sale	2,022,505	1,943,450	1,859,244	1,816,126	1,770,427
Residential real estate loans	547,552	572,619	602,748	627,790	659,477
Subtotal	2,570,057	2,516,069	2,461,992	2,443,916	2,429,904
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	15,530,338	14,977,704	14,898,375	14,669,734	14,319,387

Checking, savings and money market deposits	7,312,568	7,331,605	7,420,480	7,285,615	7,224,223
Certificates of deposit	2,433,498	2,511,090	2,477,230	2,483,635	2,454,469
Total deposits	9,746,066	9,842,695	9,897,710	9,769,250	9,678,692
Short-term borrowings	167,319	285,828	47,376	214,112	376,397
Long-term borrowings	4,266,022	3,568,997	3,571,930	3,374,428	2,976,133
Stockholders’ equity	1,043,447	1,001,032	1,062,008	1,033,374	1,031,189

	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2007	2007	2007	2006	2006
SELECTED OPERATIONS DATA:
Net interest income	$137,704	$137,425	$135,477	$135,887	$135,033
Provision for credit losses	18,883	13,329	4,656	10,073	5,288
Net interest income after provision for credit losses	118,821	124,096	130,821	125,814	129,745
Non-interest income:
Fees and other revenues	126,394	126,882	112,164	118,831	128,252
Gains on sales of securities available for sale	2,017	—	—	—	—
Gains on sales of branches and real estate	1,246	2,723	31,173	—	1,260
Total non-interest income	129,657	129,605	143,337	118,831	129,512
Non-interest expense	162,777	162,534	164,200	165,562	162,389
Income before income tax expense	85,701	91,167	109,958	79,083	96,868
Income tax expense	26,563	29,038	27,234	25,350	30,941
Net income	$59,138	$62,129	$82,724	$53,733	$65,927
Per common share:
Basic earnings	$.48	$.49	$.65	$.42	$.51
Diluted earnings	$.48	$.49	$.65	$.42	$.51
Dividends declared	$.2425	$.2425	$.2425	$.23	$.23

FINANCIAL RATIOS:
Return on average assets (1)	1.55%	1.67%	2.24%	1.49%	1.86%
Return on average common equity (1)	23.39	24.16	31.81	20.68	26.44
Net interest margin (1)	3.90	4.02	4.00	4.07	4.11
Net charge-offs as a percentage of average loans and leases (1)	.38	.24	.10	.24	.18
Average total equity to average assets	6.64	6.92	7.03	7.20	7.02

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

Item 1A. Risk Factors

There have been no material changes to TCF’s risk factors reported in its Annual Report on Form 10-K dated December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2007.

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as a part of publicly announced plan	Number of shares that may yet be purchased under the plan
July 1 to July 31, 2007
Share repurchase program (1)	250,000	$25.31	250,000	5,584,130
Employee transactions (2)	674	$27.93	N.A.	N.A.

August 1 to August 31, 2007
Share repurchase program (1)	100,000	$24.11	100,000	5,484,130
Employee transactions (2)	—	$—	N.A.	N.A.

September 1 to September 30, 2007
Share repurchase program (1)	—	$—	—	5,484,130
Employee transactions (2)	—	$—	N.A.	N.A.

(1)  The current share repurchase authorization was approved by the Board of Directors on April 14, 2007. The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 6.5 million shares.  This authorization does not have an expiration date.

(2)  Restricted shares withheld pursuant to the terms of awards under the TCF Financial Incentive Stock Program to offset tax withholding obligations that occur upon vesting and release of restricted shares. The TCF Financial

       Incentive Stock Program provides that the value of shares withheld shall be the average of the high and low prices of common stock of TCF Financial Corporation on the date the relevant transaction occurs.

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

Dated: October 26, 2007

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

3(b)-3

Bylaws of TCF Financial Corporation, as amended through May 21, 2005 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation's Quarterly Report on Form 10-Q filed July 29, 2005]; and as amended by amendment adopted February 26, 2007 [incorporated by reference to Exhibit 3(b)-2 to TCF Financial Corporation's Current Report on Form 8-K filed March 1, 2007]; and as amended by amendment adopted October 15, 2007 [incorporated by reference to Exhibit 3(b)-3 to TCF Financial Corporation's Current Report on Form 8-K filed October 19, 2007].

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein