Form 10-K
period 2007-12-31
TCF FINANCIAL CORP
filed 2008-02-15
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Wayzata, Minnesota 55391-1693

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: 952-745-2760

Securities registered pursuant to Section 12(b) of the Act:
Common Stock (par value $.01 per share)	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $3,065,051,630.

As of January 31, 2008, there were 126,318,946 shares outstanding of the registrant’s common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant’s definitive Proxy Statement dated March 5, 2008 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (“TCF” or the “Company”), a Delaware Corporation, is a financial holding company based in Wayzata, Minnesota. Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona (“TCF Bank”), are headquartered in Minnesota and Arizona, respectively. TCF National Bank operates bank branches in Minnesota, Illinois, Michigan, Colorado, Wisconsin and Indiana. TCF National Bank Arizona operates bank branches in Arizona. TCF’s primary focus is on the delivery of retail and commercial banking products in markets served by TCF Bank. TCF’s products, such as its commercial equipment loans and leases, are offered in markets outside areas served by TCF Bank.

                At December 31, 2007, TCF had total assets of $16 billion and was the 36th largest publicly traded bank holding company in the United States based on total assets as of September 30, 2007. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. References herein to the “Holding Company” or “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis.

                TCF’s core businesses include retail and small business banking; commercial banking; consumer lending; leasing and equipment finance; and investments and insurance services. The retail banking business includes traditional and supermarket branches, campus banking, EXPRESS TELLER® ATMs and Visa® cards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Operating Segment Results” and Note 22 of Notes to Consolidated Financial Statements for information regarding TCF’s reportable operating segments.

Retail Banking

At December 31, 2007, TCF had 453 retail banking branches, consisting of 194 traditional branches, 244 supermarket branches and 15 campus branches. TCF operated 109 branches in Minnesota, 202 in Illinois, 56 in Michigan, 46 in Colorado, 31 in Wisconsin, five in Indiana and four in Arizona.

                Targeted new branch expansion is a key strategy for TCF. TCF has significantly expanded its banking franchise in recent years. 141 new branches have been opened since January 1, 2002. During 2007, TCF opened 20 branches, consisting of 10 traditional branches, seven supermarket branches and three campus branches.

                In order to improve the customer experience and enhance deposit and loan growth, TCF relocated six traditional branches to improved locations and facilities and remodeled one traditional branch and 14 supermarket branches in 2007. TCF intends to relocate three branches to improved locations and facilities, including two traditional branches and one supermarket branch, and to remodel 19 supermarket branches and one campus branch in 2008.

                TCF anticipates opening 10 new branches in 2008, consisting of five new traditional branches and five new supermarket branches. TCF plans on opening fewer branches in 2008, compared with 2007, in an effort to optimize existing branches in target market areas. TCF’s expansion is largely dependent on the continued long-term success of branch banking and the expansion and success of its supermarket partners.

                Campus banking represents an important part of TCF’s retail banking business. TCF has alliances with the University of Minnesota, the University of Michigan, the University of Illinois plus seven other colleges. These alliances include exclusive marketing, naming rights and other agreements. Branches have been opened on many of these college campuses. TCF provides multi-purpose campus cards for many of these colleges. These cards serve as a school identification card, ATM card, library card, security card, health care card, phone card and stored value card for vending machines or similar uses. TCF is ranked 6th largest in number of campus card banking relationships in the U.S. At December 31, 2007, there were $206 million in campus deposits. TCF has a $35 million 25-year naming rights agreement with the University of Minnesota and will sponsor their new football stadium to be called “TCF Bank Stadium™”. Construction of this stadium should be complete in 2009.

                Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of slower growth in deposit accounts and changing customer behavior. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement and Analysis – Non-Interest Income” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” for additional information.

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

                TCF’s consumer lending origination activities primarily consist of home equity real estate secured lending. They also include loans secured by personal property and to a limited extent, unsecured personal loans. Consumer loans may be made on a revolving line of credit or fixed-term basis. TCF does not have any subprime lending programs or originate 2/28 adjustable-rate mortgages (ARM) or option ARM loans.

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

                TCF concentrates on originating commercial business loans to middle-market companies with borrowing requirements of less than $25 million based in its primary markets. Substantially all of TCF’s commercial business loans outstanding at December 31, 2007, were to borrowers based in its primary markets.

Leasing and Equipment Finance TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse types of small to large companies. TCF’s leasing and equipment finance businesses, TCF Equipment Finance, Inc. (“TCF Equipment Finance”) and Winthrop Resources Corporation (“Winthrop Resources”), finance equipment in all 50 states and, to a limited extent, in foreign countries. TCF Equipment Finance delivers equipment finance solutions to small and mid-size companies in various industries. Winthrop Resources focuses on providing customized, high technology lease financing to meet the special needs of mid-size and large companies and health care facilities that procure computers, servers, telecommunication and other technology equipment.

                TCF funds most of its leases internally, and consequently retains the credit risk on such leases. TCF may arrange financing of certain leases through non-recourse discounting of lease rentals with various other financial institutions at fixed interest rates.

Education Lending TCF originates education loans for resale. TCF sells certain education loans once they are fully disbursed. These loans are originated in accordance with designated guarantor and U.S. Department of Education guidelines and do not involve any independent credit underwriting by TCF.

Investment Activities

TCF Bank has authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers’ acceptances and federal funds. TCF Bank’s portfolio does not include commercial paper, asset-backed commercial paper or asset-backed securities secured by credit cards or car loans. TCF Bank also does not participate in structured investment vehicles. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the returns on loans and leases. TCF Bank must also meet reserve requirements of the Federal Reserve Board, which are imposed based on amounts on deposit in various deposit categories.

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

                TCF’s marketing strategy emphasizes attracting core deposits held in checking, savings, money market and certificate of deposit accounts. These accounts are a source of low-interest cost funds and provide significant fee income. The composition of TCF’s deposits has a significant impact on the overall cost of funds. At December 31, 2007, interest-bearing deposits comprised 77% of total deposits, as compared with 75% at December 31, 2006.

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

Other Information

Activities of Subsidiaries of TCF Financial Corporation TCF’s business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF’s consolidated financial statements. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings. TCF’s primary direct subsidiaries are TCF National Bank and TCF National Bank Arizona (collectively, “TCF Bank”). Subsidiaries of TCF Bank are principally engaged in the following activities.

Leasing and Equipment Finance See “Item 1. Business-Lending Activities” for information on TCF’s leasing and equipment finance businesses.

Insurance and Investment Services TCF Investments sells a variety of investment products to its retail banking clients. These products include fixed and variable rate, single premium tax-deferred annuities, mutual funds, life insurance and broker-assisted securities.

Real Estate Investment Trust TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets. These companies are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation. The REIT and related companies must meet specific provisions of the Internal Revenue Code (“IRC”) and state tax laws. If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense would increase significantly. TCF’s FOC operates under income tax laws in certain states (including Minnesota and Illinois) that recognize FOCs. The taxation of REITs and FOCs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures. Illinois passed legislation in 2007 that will reduce or eliminate TCF’s REIT and FOC tax benefits in the future. Other states may revise their tax laws applicable to REITs or FOCs and such changes would increase TCF’s income tax expense.

Competition TCF competes with a number of depository institutions and financial service providers in its market areas, and experiences significant competition in attracting and retaining deposits and in lending funds. Direct competition for deposits comes primarily from retail banks, commercial banks, savings institutions, credit unions and investment banks. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. TCF competes for the origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other leasing and equipment finance companies and commercial banks in the financing of equipment. Expanded use of the Internet has increased competition affecting TCF and its loan, lease and deposit products.

Employees As of December 31, 2007, TCF had 8,183 employees, including 2,755 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are provided on a contributory basis, including comprehensive medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

Regulation

The banking industry is generally subject to extensive regulatory oversight. TCF Financial, as a publicly held financial holding company, and TCF Bank, which has deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. TCF Financial’s primary regulator is the Federal Reserve Bank (“FRB”) and TCF Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”).

Regulatory Capital Requirements TCF Financial and TCF Bank are subject to regulatory capital requirements of the FRB and the OCC, respectively, as described below. In addition, these regulatory agencies are required by law to take prompt action when institutions do not meet certain minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines five levels of capital condition, the highest of which is “well-capitalized.” It requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or restrictions on activities. Undercapitalized banks must develop a capital restoration plan and the parent financial holding company is required to guarantee compliance with the plan. TCF Financial and TCF Bank are “well-capitalized” under the FDICIA capital standards.

                The FRB and the OCC also have adopted rules that could permit them to quantify and account for interest-rate risk exposure and market risk from trading activity and reflect these risks in higher capital requirements. New legislation, additional rulemaking, or changes in regulatory policies may affect future regulatory capital requirements applicable to TCF Financial and TCF Bank. The ability of TCF Financial and TCF Bank to comply with regulatory capital requirements may be adversely affected by legislative changes; future rulemaking or policies of regulatory authorities; unanticipated losses or lower levels of earnings.

Restrictions on Distributions Dividends or other capital distributions from TCF Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial’s borrowings, or for its other cash needs. TCF Bank’s ability to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. In addition, income tax considerations may limit the ability of TCF Bank to make dividend payments in excess of its current and accumulated tax “earnings and profits” (“E&P”). Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Liquidity Management” and Notes 13 and 14 of Notes to Consolidated Financial Statements.

Regulation of TCF and Affiliates and Insider Transactions TCF Financial is subject to FRB regulations, examinations and reporting requirements relating to bank or financial holding companies. Bank subsidiaries of financial holding companies like TCF Bank are subject to certain restrictions in their dealings with holding company affiliates.

                A holding company must serve as a source of strength for its subsidiary banks, and the FRB may require a holding company to contribute additional capital to an under-capitalized subsidiary bank. In addition, Section 55 of the National Bank Act may permit the OCC to order the pro rata assessment of shareholders of a national bank where the capital of the bank has become impaired. If a shareholder fails to pay such an assessment within three months, the OCC may order the sale of the shareholder’s stock to cover a deficiency in the capital of a subsidiary bank. In the event of a holding company’s bankruptcy, any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

                Under the Bank Holding Company Act (“BHCA”), FRB approval is required before acquiring more than 5% control, or substantially all of the assets, of another bank, or bank or financial holding company, or merging or consolidating with such a bank or holding company. The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, or conducting activities permitted by the FRB as being closely related to the business of banking.

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

Insurance of Accounts; Depositor Preference In February 2006, the Federal Deposit Insurance Act of 2005 (“FDIC Act”) was enacted into law, reforming the bank deposit insurance system. The provisions of the FDIC Act were fully implemented January 1, 2007.

                The deposits of TCF Bank are insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor. During 2006, FDIC regulations merged the former Saving Association Insurance Fund (“SAIF”) and Bank Insurance Fund (“BIF”) into the Deposit Insurance Fund (“DIF”).

                The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the DIF. The FDIC Act provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given time frame. The FDIC Board of Directors has not declared any dividends as of December 31, 2007. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2007 was 1.22%.

                In 2007, FDIC regulations established a new risk-based assessment system under which deposit insurance assessments are based upon supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them.

                In 2007, the annual insurance premiums on bank deposits insured by the DIF varied between $.05 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.43 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. TCF Bank was classified in the highest capital and supervisory evaluation category.

                In 2006, the annual insurance premiums on bank deposits insured by the DIF varied between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. Annual insurance premiums were not required for TCF Bank for 2006 and 2005.

                The FDIC Act required the FDIC to establish a one-time historical assessment credit that provides banks a credit that can be used to offset insurance assessments in 2007 and 2008. This one-time historical assessment credit was established to benefit banks that had funded deposit insurance funds prior to December 31, 1996. This one-time historical assessment credit is based upon TCF Bank’s insured deposits as of December 31, 1996. TCF Bank’s one-time historical assessment credit was $9.6 million when it was established in 2006. During 2007, TCF utilized this credit to entirely offset $5.8 million of Federal deposit insurance assessments. The remaining credit of $3.8 million will be completely used in 2008 and only partially offset 2008 assessments. As such, TCF’s Federal deposit insurance expense will increase in 2008.

                In addition to risk-based deposit insurance assessments, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2007 ranged from $.0114 to $.0122 per $100 of deposits. Financing Corporation assessments of $1.1 million each year for 2007, 2006 and 2005 were paid by TCF Bank and are included in other expense.

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

Examinations and Regulatory Sanctions TCF is subject to periodic examination by the FRB, OCC and the FDIC. Bank regulatory authorities may impose a number of restrictions or new requirements on institutions found to be operating in an unsafe or unsound manner, including but not limited to growth limitations, dividend restrictions,individual increased regulatory capital requirements, increased loan, lease and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution’s directors, officers, employees, agents or independent contractors. Under the Bank Secrecy Act and USA Patriot Act, the OCC may, and in some cases is obligated to, take enforcement action where it finds a statutory or regulatory violation.

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

Laws and Regulations TCF is subject to a wide array of other laws and regulations, including, but not limited to, usury laws, USA Patriot and Bank Secrecy Acts, the Community Reinvestment Act and related regulations, the Equal Credit Opportunity Act and Regulation B, Regulation D reserve requirements, Electronic Funds Transfer Act and Regulation E, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X, the Expedited Funds Availability Act and Regulation CC, and the Truth-in-Savings Act and Regulation DD. TCF is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans.

Taxation

Federal Taxation The statute of limitations on TCF’s consolidated Federal income tax return is closed through 2003.

State Taxation TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions. TCF’s primary banking activities are in the states of Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction. See “Risk Factors.”

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

                Primary responsibility for risk management lies with the heads of various business lines within the Company. Each business line within the Company maintains policies, systems and procedures which are intended to identify, assess, control, monitor, and manage risk within each area. Management continually reviews the adequacy and effectiveness of these policies, systems and procedures.

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

                To provide an enterprise-wide view of the Company’s risk profile, an enterprise risk management governance process has been established. This includes appointment of an Enterprise Risk Management Officer, who oversees the process and reports on the Company’s risk profile. Additionally, risk officers are assigned to each significant line of business. The risk officers, while reporting directly to their respective line, facilitate implementation of the enterprise risk management and governance process. An Enterprise Risk Management Committee has been established consisting of senior executives and others within the Company, which oversees and supports the Enterprise Risk Management Officer.

                The Board of Directors, through its Audit Committee, has overall responsibility for oversight of the Company’s enterprise risk management governance process.

Credit Risk Management Credit risk is defined as the risk to earnings or capital if an obligor fails to meet the terms of any contract with the Company or otherwise fails to perform as agreed. This includes failure of customers to meet their contractual obligations, and contingent exposures from unfunded loan commitments and letters of credit. Credit risk also includes failure of a counterparty to settle a securities transaction on agreed-upon terms (such as the counterparty in a repurchase transaction) or failure of an issuer in connection with mortgage-backed securities held in the Company’s securities available for sale portfolio. The Company manages securities transaction risk by monitoring all unsettled transactions. All counterparties and transaction limits are reviewed and approved annually by both ALCO and the Company’s senior credit committee. To further manage credit risk in the securities available for sale portfolio, over 99% of the securities held in the securities available for sale portfolio are guaranteed by Fannie Mae and Freddie Mac.

                To manage credit risk arising from lending and leasing activities, management has adopted and maintains sound underwriting policies and procedures, and periodically reviews the appropriateness of these policies and procedures. Customers are evaluated as part of the initial underwriting processes and through periodic reviews. For consumer loans and small business banking loans, credit scoring models are used to help determine eligibility for credit and terms of credit. These models are periodically reviewed to verify they are predictive of borrower performance. Limits are established on the exposure to a single customer (including their affiliates) and on concentrations for certain categories of customers. Loan and lease credit approval levels are established so that larger credit exposures receive managerial review at the appropriate level through various credit approval committees.

                Management continuously monitors asset quality in order to manage the Company’s credit risk and determine the appropriateness of valuation allowances. This includes, in the case of commercial loans and leases, a risk rating methodology under which a rating (1 through 9) is assigned to every loan and lease. The rating reflects management’s assessment of the level of the customer’s financial stress which may impact repayment. Asset quality is monitored separately based on the type or category of loan or lease. This allows management to better define the Company’s loan and lease portfolio risk profile. Management also uses various risk models to estimate probable impact on payment performance under various expected or unexpected scenarios.

Market Risk Management (Including Interest-Rate Risk and Liquidity Risk) Market risk is defined as the potential for losses arising from changes in interest rates, equity prices, and other relevant market rates or prices, and includes interest-rate risk, liquidity risk and price risk. Interest-rate risk and associated liquidity risk are the Company’s primary market risks.

Interest-Rate Risk Interest-rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to adverse movements in interest rates. Interest-rate risk arises mainly from the structure of the balance sheet. The primary goal of interest-rate risk management is to control exposure to interest-rate risk within acceptable tolerances established by ALCO and the Board of Directors.

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

                Simulation analysis is used to model net interest income from asset and liability positions over a specified time period (generally one year), and the sensitivity of net interest income under various interest rate scenarios. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists, and changes in assumptions about customer behavior in various interest rate scenarios. The simulation analysis is based on various key assumptions which relate to the behavior of interest rates and spreads, changes in product balances, the repricing characteristics of products, and the behavior of loan and deposit customers in different rate environments. The simulation analysis does not necessarily take into account actions management may undertake in response to anticipated changes in interest rates.

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

                TCF maintains diverse and reliable sources of funding. They include federal funds lines totaling at least $500 million, repurchase agreement lines totaling at least 150% of the amount of the Company’s financeable collateral (defined as any piece or pool of collateral that is greater than $5 million in current par), access to Federal Home Loan Bank (“FHLB”) advances and the Federal Reserve Bank discount window, treasury, tax and loan notes, commercial repurchase sweeps, and wholesale deposits. A contingency funding plan is in place should certain liquidity triggers occur.

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

                The Company’s Compliance Department and others charged with compliance responsibilities periodically assess the adequacy and effectiveness of the Company’s processes for controlling and managing its principal consumer compliance risks. Compliance Department audit plans are prepared using a risk-based methodology as well as any concerns identified by management, the Audit Committee, or regulators. Significant issues related to the adequacy of controls, together with recommendations for improvements to those controls, are reported to management and the Audit Committee.

Other Risks

Customer Behavior Changes in customers’ behavior regarding use of deposit accounts could result in lower fee revenue, higher borrowing costs, and higher operational costs for TCF. TCF obtains a large portion of its revenue from its deposit accounts and depends on low-interest cost deposits as a significant source of funds.

                In addition, competition from other financial institutions could result in higher numbers of closed accounts and increased account acquisition costs. TCF actively monitors customer behavior and adjusts policies and marketing efforts accordingly to attract new and retain existing checking account customers.

New Branch Expansion The success of TCF’s branch expansion is dependent on the continued success of branch banking in attracting new customers and business. Many other financial institutions are also opening new branches, and the competition from them and other retailers for adequate new branch sites is significant.

                New branches typically produce net losses during the first two to three years of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s profitability.

Supermarket Branches The success of TCF’s supermarket branch expansion is dependent on the continued long-term success and viability of TCF’s supermarket partners and TCF’s ability to maintain licenses or lease agreements for its supermarket locations. At December 31, 2007, TCF had 244 supermarket branches, representing 54% of all retail branches. Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth and deposits. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner. Also, an economic slowdown, financial or labor difficulties in the supermarket industry may reduce activity in TCF’s supermarket branches.

Card Revenue Future card revenues may be impacted by class action litigation against Visa USA Inc. (Visa USA) and MasterCard®. TCF Financial Corporation’s bank subsidiaries have membership interests in Visa USA. Under Visa USA’s Bylaws, TCF has a contingent obligation to indemnify Visa USA for certain litigation unrelated to TCF. See page 38 under Management’s Discussion and Analysis for details of TCF’s contingent obligation to indemnify Visa USA for certain litigation.

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

Leasing and Equipment Finance Activities TCF’s leasing and equipment finance activities are subject to the risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases and/or finances, resulting in a decline in the amount of new equipment being placed in service as well as the decline in equipment values for equipment previously placed in service. TCF, like all owners and lessors of commercial equipment, may also be exposed to liability claims resulting from injuries or accidents involving that equipment. Such liability has been most acute in states that have adopted laws imposing statutory vicarious liability on leasing companies for any injuries or property damage caused by motor vehicles they owned and leased. In 2005, a federal statute was enacted that significantly reduced a leasing company’s exposure to that risk. TCF seeks to mitigate its overall exposure to lessor’s liability risk by requiring certain lessees to furnish evidence of liability insurance prior to lease inception and to maintain that insurance throughout the term of the lease, and through its own insurance programs.

Income Taxes TCF is subject to federal and state income tax laws and regulations. Income tax regulations are often complex and require interpretation. Changes in income tax regulations could negatively impact TCF’s results of operations. If TCF’s REIT affiliate fails to qualify as a REIT, or should states enact legislation taxing REITs or related entities, TCF’s tax expense would increase significantly. The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws. Use of REITs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures. Any unfavorable law changes and unfavorable audit results in 2008 would increase TCF’s income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Income Taxes” for additional information.

Rules and Regulations New or revised tax, accounting, and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations, and financial condition. The financial services industry is extensively regulated. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit a financial company’s shareholders. These laws and regulations may impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in “Regulation.”  These regulations, along with tax and accounting laws, regulations, rules, and standards, have a significant impact on the ways that financial institutions conduct business, implement strategic initiatives, engage in tax planning and make financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on TCF’s business, results of operations, and financial condition, the effect of which is impossible to predict. Violations of these laws can result in enforcement actions which can impact operations.

Future Legislative and Regulatory Change; Litigation and Enforcement Activity There are a number of respects in which future legislative or regulatory change, or changes in enforcement practices or court rulings, could adversely affect TCF, and it is generally not possible to predict when or if such changes may have an impact on TCF. TCF’s income in future periods may be negatively impacted by pending state and federal legislative proposals which, if enacted, could limit interest rates or loan, deposit or other fees and service charges. For example, recently enacted federal legislation will reduce interest subsidies and other benefits available to financial institutions that make education loans. Financial institutions have increasingly been the subject of class action lawsuits or in some cases regulatory actions challenging a variety of practices involving consumer lending and retail deposit-taking activity.

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

USA Patriot and Bank Secrecy Acts The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although TCF has developed policies and procedures designed to ensure compliance, regulators may take enforcement action against TCF in the event of noncompliance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices At December 31, 2007, TCF owned the buildings and land for 134 of its bank branch offices, owned the buildings but leased the land for 24 of its bank branch offices and leased or licensed the remaining 295 bank branch offices, all of which are well maintained. Bank branch properties owned by TCF had an aggregate net book value of approximately $254.3 million at December 31, 2007. At December 31, 2007, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $33.7 million. In addition to the branch offices, TCF owned and leased other facilities with an aggregate net book value of $43.9 million at December 31, 2007. For more information on premises and equipment, see Note 7 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collection activities. From time to time, borrowers and other customers, or employees or former employees have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF has had such actions brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty.

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

			Dividends
	High	Low	Declared
2007
First Quarter	$27.91	$24.93	$.2425
Second Quarter	28.99	25.39	.2425
Third Quarter	28.25	22.69	.2425
Fourth Quarter	27.95	17.17	.2425
2006
First Quarter	$28.41	$24.23	$.23
Second Quarter	27.70	24.91	.23
Third Quarter	28.10	24.94	.23
Fourth Quarter	27.89	25.16	.23

As of January 31, 2008, there were 8,098 holders of record of TCF’s common stock.

The Board of Directors of TCF Financial has not adopted a formal dividend policy. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF’s common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF’s earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for that year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of the indirect subsidiaries of TCF may limit the ability of TCF to pay dividends in the future to holders of its common stock. See “Regulation – Regulatory Capital Requirements,” “Regulation – Restrictions on Distributions” and Note 14 of Notes to Consolidated Financial Statements.

The following graph compares the cumulative total stockholder return on TCF Stock over the last five fiscal years with the cumulative total return of the Standard and Poor’s 500 Stock Index, the SNL All Bank and Thrift Index, and a TCF Financial-selected group of peer institutions over the same period (assuming the investment of $100 in each index on December 31, 2002 and reinvestment of all dividends).

TCF Stock Performance Chart

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
TCF Financial Corporation	100.00	120.98	155.57	135.53	141.87	96.41
S&P 500*	100.00	128.68	142.69	149.70	173.34	182.86
SNL All Bank & Thrift Index(1)	100.00	135.57	151.82	154.20	180.17	137.40
2007 TCF Peer Group(2)	100.00	146.44	161.86	159.39	178.95	139.07

(1) Includes every bank and thrift institution in the U.S. traded on a major public exchange, a total of 599 companies as of December 31, 2007.

(2) Consists of the 30 banks and thrifts, 15 of which are immediately larger than and 15 of which are immediately smaller than TCF Financial in total assets as of September 30, 2007, as follows: Hudson City Bancorp, Inc.; First Horizon National Corporation; IndyMac Bancorp, Inc.; Synovus Financial Corp.; New York Community Bancorp, Inc.; Colonial BancGroup, Inc.; Astoria Financial Corporation; Associated Banc-Corp; BOK Financial Corporation; First BanCorp.; Webster Financial Corporation; Flagstar Bancorp, Inc.; First Citizens Bancshares, Inc.; Commerce Bancshares, Inc.; City National Corporation; Fulton Financial Corporation; BankUnited Financial Corporation; Downey Financial Corp.; South Financial Group, Inc.; People’s United Financial, Inc.; Citizens Republic Bancorp, Inc.; Cullen/Frost Bankers, Inc.; BancorpSouth, Inc.; Valley National Bancorp; Sterling Financial Corporation; East West Bancorp, Inc.; Wilmington Trust Corporation; UCBH Holdings, Inc.; International Bancshares Corporation; and Whitney Holding Corporation. Ten of the companies, which were in the 2006 TCF Peer Group, are not in the 2007 TCF Peer Group due to merger and acquisition activity or changes in asset size. Those 10 companies are: Mercantile Bankshares Corporation; W Holding Company, Inc.(September 30, 2007 data not available); Sky Financial Group, Inc.; Fremont General Corporation; Investors Financial Services Corp.; MAF Bancorp, Inc.; First Republic Bank; People’s Bank (MHC); Bank of Hawaii Corporation; FirstMerit Corporation.

*   Source: SNL Financial LC and Standard & Poor’s © 2008

The following table summarizes share repurchase activity for the quarter ended December 31, 2007.

			Total shares	Number of
	Total number	Average	purchased as a	shares that may
	of shares	price paid	part of publicly	yet be purchased
Period	purchased	per share	announced plan	under the plan
October 1 to October 31, 2007
Share repurchase program(1)	100,000	$ 22.91	100,000	5,384,130
Employee transactions(2)	1,611	$ 26.56	N.A.	N.A.
November 1 to November 30, 2007
Share repurchase program(1)	—	$ —	—	5,384,130
Employee transactions(2)	—	$ —	N.A.	N.A.
December 1 to December 31, 2007
Share repurchase program(1)	—	$ —	—	5,384,130
Employee transactions(2)	—	$ —	N.A.	N.A.

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

N.A. Not Applicable.

Item 6. Selected Financial Data

The selected five-year financial summary presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Five-Year Financial Summary

Consolidated Income:

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per-share data)	2007	2006	2005	2004	2003	2007/2006	2007/2002
Total revenue	$1,091,634	$1,026,994	$995,932	$981,777	$900,256	6.3%	3.5%
Net interest income	$550,177	$537,530	$517,690	$491,891	$481,145	2.4	2.0
Provision for credit losses	56,992	20,689	8,586	18,627	19,048	175.5	15.0
Fees and other revenue	490,285	485,276	453,965	467,027	429,899	1.0	3.8
Gains on sales of securities available for sale	13,278	—	10,671	22,600	32,832	N.M.	2.9
Losses on termination of debt	—	—	—	—	(44,345)	—	—
Gains on sales of branches and real estate	37,894	4,188	13,606	259	725	N.M.	80.8
Non-interest expense	662,124	649,197	606,936	578,674	553,425	2.0	4.4
Income before income tax expense	372,518	357,108	380,410	384,476	327,783	4.3	.8
Income tax expense	105,710	112,165	115,278	129,483	111,905	(5.8)	(3.3)
Net income	$266,808	$244,943	$265,132	$254,993	$215,878	8.9	2.8
Per common share:
Basic earnings	$2.13	$1.90	$2.00	$1.87	$1.53	12.1	6.2
Diluted earnings	$2.12	$1.90	$2.00	$1.86	$1.53	11.6	6.1
Dividends declared	$.97	$.92	$.85	$.75	$.65	5.4	11.0

Consolidated Financial Condition:

						Compound Annual
	At December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003	2007/2006	2007/2002
Loans and leases excluding residential real estate loans	$11,810,629	$10,705,890	$9,442,772	$8,404,404	$7,156,697	10.3%	13.2%
Securities available for sale	1,963,681	1,816,126	1,648,615	1,619,941	1,533,288	8.1	(4.1)
Residential real estate loans	527,607	627,790	770,441	1,014,166	1,212,643	(16.0)	(21.8)
Subtotal	2,491,288	2,443,916	2,419,056	2,634,107	2,745,931	1.9	(10.0)
Total assets	15,977,054	14,669,734	13,388,594	12,376,965	11,344,737	8.9	5.5
Checking, savings and money market deposits	7,322,014	7,285,615	7,213,735	6,525,458	6,021,189.5		4.7
Certificates of deposit	2,254,535	2,483,635	1,915,620	1,468,650	1,612,123	(9.2)	3.3
Total deposits	9,576,549	9,769,250	9,129,355	7,994,108	7,633,312	(2.0)	4.4
Borrowings	4,973,448	3,588,540	2,983,136	3,104,603	2,414,825	38.6	9.8
Stockholders’ equity	1,099,012	1,033,374	998,472	958,418	920,858	6.4	2.4
Book value per common share	$8.68	$7.92	$7.46	$6.99	$6.53	9.6	5.6

Key Ratios and Other Data:

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
Return on average assets	1.76%	1.74%	2.08%	2.15%	1.85%
Return on average equity	25.82	24.37	28.03	27.02	23.05
Average total equity to average assets	6.82	7.15	7.43	7.94	8.03
Net interest margin(1)	3.94	4.16	4.46	4.54	4.54
Net charge-offs as a percentage of average loans and leases	.30	.17	.29	.20	.24
Common dividend payout ratio	45.75%	48.42%	42.50%	40.32%	42.48%
Number of bank branches	453	453	453	430	401

(1) Net interest income divided by average interest-earning assets.

N.M. Not Meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the consolidated financial condition and results of operations of TCF Financial Corporation (“TCF” or the “Company”) should be read in conjunction with the consolidated financial statements in Item 8 and selected financial data in Item 6.

Overview

TCF, a Delaware corporation, is a financial holding company based in Wayzata, Minnesota. Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona (“TCF Bank”), are headquartered in Minnesota and Arizona, respectively, and had 453 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona at December 31, 2007.

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

TCF’s core businesses include retail and small business banking, commercial banking, consumer lending, leasing and equipment finance and investments and insurance services. The retail banking business includes traditional and supermarket branches, campus banking, EXPRESS TELLER® ATMs and Visa® cards.

Targeted new branch expansion is an integral part of TCF’s growth strategy for generating new deposit accounts and the related revenue that is associated with the accounts and other products. New branches typically produce net losses during the first two to three years of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s profitability.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on local properties or to local customers. The leasing and equipment finance businesses consist of TCF Equipment Finance, a company that delivers equipment finance solutions to businesses in select markets, and Winthrop Resources, a company that primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries.

                As a primarily secured lender, TCF emphasizes credit quality over asset growth. As a result, TCF’s credit losses are generally lower than those experienced by other banks. The allowance for loan and lease losses, which is generally lower as a percent of loans and leases than the average in the banking industry, reflects the lower historical charge-offs and management’s expectation of the risk of loss incurred in the loan and lease portfolio. See “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 50.4% of TCF’s total revenue in 2007. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

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

The Company’s Visa debit card program has grown significantly since its inception in 1996. TCF is the 12th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended September 30, 2007 as published by Visa. TCF earns interchange revenue from customer debit card transactions.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for 2007, 2006 and 2005 and on information about TCF’s balance sheet, credit quality, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of $2.12 for 2007, compared with $1.90 for 2006 and $2.00 for 2005. Net income was $266.8 million for 2007, compared with $244.9 million for 2006 and $265.1 million for 2005. Net income for 2007 included a $31.2 million pre-tax gain on the sale of 10 out-state Michigan branches, $6.7 million in pre-tax gains on sales of real estate, $13.3 million in pre-tax gains on sales of securities, a $7.7 million pre-tax charge for TCF’s estimated contingent obligation related to Visa USA litigation indemnification and $18.4 million of favorable income tax settlements and adjustments for a combined after-tax impact of 37 cents per diluted share. Net income for 2006 included $4.2 million in pre-tax gains on sales of real estate, a $1.6 million net pre-tax gain on the sale of mortgage servicing rights and a $6.1 million reduction of income tax expense for a combined after-tax impact of eight cents per diluted share. Return on average assets was 1.76% in 2007, compared with 1.74% in 2006 and 2.08% in 2005. Return on average common equity was 25.82% in 2007, compared with 24.37% in 2006 and 28.03% in 2005. The effective income tax rate for 2007 was 28.4%, compared with 31.4% in 2006 and 30.3% in 2005.

Operating Segment Results BANKING, consisting of deposits, investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $232.1 million for 2007, up 11.3% from $208.4 million in 2006. Banking net interest income for 2007 was $485.5 million, up 1.7% from $477.5 million for 2006.

The provision for credit losses totaled $51.7 million in 2007, up from $18.1 million in 2006. The increase in the provision for credit losses from 2006 is primarily due to higher consumer home equity net charge-offs and the resulting portfolio reserve rate increases and increased reserves for certain commercial loans. Refer to the “Consolidated Income Statement Analysis – Provision for Credit Losses” section for further discussion.

Non-interest income totaled $481.3 million in 2007, up from $428.4 million in 2006. Fees and service charges were $278 million for 2007, up 2.9% from $270.2 million in 2006. In 2006 there were $5.3 million in fees and service charges related to the Michigan sold branches. Card revenues were $98.9 million for 2007, up 7.4% from $92.1 million in 2006. This increase was primarily attributable to an increased sales volume as a result of increases in transactions per account and the number of active accounts. During 2007, TCF sold 10 out-state branches and recognized gains of $31.2 million and sold five branch buildings and five parcels of land and recognized gains of $6.7 million. During 2006, TCF sold two branch buildings and one land parcel and recognized gains of $4.2 million. Also, during 2007 TCF recognized $13.3 million of gains on sales of $1.2 billion of mortgage-backed securities. There were no sales of securities in 2006. See “Consolidated Income Statement Analysis – Non-Interest Income” for further discussion.

Non-interest expense totaled $594.7 million in 2007, up 1.6% from $585.5 million in 2006. The increase was primarily due to a $7.7 million charge for TCF’s estimated contingent liability related to Visa USA litigation indemnification. See page 38 under Management’s Discussion and Analysis for details of TCF’s obligations to indemnify Visa for certain litigation.

LEASING AND EQUIPMENT FINANCE, an operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of comprehensive lease and equipment finance products. Leasing and equipment finance reported net income of $34.6 million for 2007, up 3.6% from $33.4 million in 2006. Net interest income for 2007 was $65.4 million, up 11.4% from $58.7 million in 2006.

The provision for credit losses for this operating segment totaled $5.3 million in 2007, up from $2.6 million in 2006. The increase in the provision for credit losses from 2006 to 2007 was primarily due to increases in reserves for certain loans and leases, partially offset by a recovery in 2007 of a previously charged-off lease. In addition, 2006 included a reduction of reserves in certain marketing segments due to lower levels of historical charge-offs and one large non-accrual lease that was settled in the second quarter of 2006 for less than the amount reserved.

Non-interest income totaled $59.2 million in 2007, up $6.1 million from $53 million in 2006. The increase in leasing and equipment finance revenues for 2007, compared with 2006, was primarily due to higher operating lease and sales-type lease revenues.

Non-interest expense totaled $65.4 million in 2007, up $8.4 million from $56.9 million in 2006 primarily related to an increase of $4 million in compensation and benefits which included an increase in commissions resulting from a larger volume of sales-type leases and other commissioned events, increased salaries related to headcount expansion and an increase of $3.2 million in operating lease depreciation.

Consolidated Income Statement Analysis

Net Interest Income Net interest income, the difference between interest earned on loans and leases, securities available for sale, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 50.4% of TCF’s total revenue in 2007, 52.3% in 2006 and 52% in 2005. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

The following tables summarize TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities.

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006			Change
									Average
			Average			Average			Yields
			Yields			Yields			and
	Average		and	Average		and	Average		Rates
(Dollars in thousands)	Balance	Interest(1)	Rates	Balance	Interest(1)	Rates	Balance	Interest(1)	(bps)
Assets:
Investments	$178,012	$8,237	4.63%	$78,511	$3,504	4.46%	$99,501	$4,733	17
Securities available for sale(2)	2,024,563	109,581	5.41	1,833,359	98,035	5.35	191,204	11,546	6
Education loans held for sale	154,516	13,252	8.58	210,992	15,009	7.11	(56,476)	(1,757)	147
Loans and leases:
Consumer home equity:
Fixed-rate	4,683,745	326,516	6.97	3,851,117	263,157	6.83	832,628	63,359	14
Variable-rate	1,460,685	124,992	8.56	1,659,544	143,576	8.65	(198,859)	(18,584)	(9)
Consumer — other	43,589	4,307	9.88	36,711	3,717	10.13	6,878	590	(25)
Total consumer home equity and other	6,188,019	455,815	7.37	5,547,372	410,450	7.40	640,647	45,365	(3)
Commercial real estate:
Fixed- and adjustable-rate	1,777,813	114,140	6.42	1,665,531	105,089	6.31	112,282	9,051	11
Variable-rate	608,209	46,363	7.62	721,871	55,239	7.65	(113,662)	(8,876)	(3)
Total commercial real estate	2,386,022	160,503	6.73	2,387,402	160,328	6.72	(1,380)	175	1
Commercial business:
Fixed- and adjustable-rate	169,776	10,853	6.39	134,560	8,471	6.30	35,216	2,382	9
Variable-rate	393,442	28,947	7.36	373,690	27,619	7.39	19,752	1,328	(3)
Total commercial business	563,218	39,800	7.07	508,250	36,090	7.10	54,968	3,710	(3)
Leasing and equipment finance	1,915,790	147,507	7.70	1,659,807	122,292	7.37	255,983	25,215	33
Subtotal	11,053,049	803,625	7.27	10,102,831	729,160	7.22	950,218	74,465	5
Residential real estate	574,554	33,328	5.80	696,086	40,430	5.81	(121,532)	(7,102)	(1)
Total loans and leases(3)	11,627,603	836,953	7.20	10,798,917	769,590	7.13	828,686	67,363	7
Total interest-earning assets	13,984,694	968,023	6.92	12,921,779	886,138	6.86	1,062,915	81,885	6
Other assets(4)	1,161,106			1,141,934			19,172
Total assets	$15,145,800			$14,063,713			$1,082,087
Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,444,125			$1,513,121			$(68,996)
Small business	594,979			609,907			(14,928)
Commercial and custodial	199,432			232,725			(33,293)
Total non-interest bearing deposits	2,238,536			2,355,753			(117,217)
Interest-bearing deposits:
Premier checking	1,054,542	30,650	2.91	1,001,024	31,539	3.15	53,518	(889)	(24)
Other checking	824,791	2,994.36		864,316	2,017.23		(39,525)	977	13
Subtotal	1,879,333	33,644	1.79	1,865,340	33,556	1.80	13,993	88	(1)
Premier savings	1,184,756	49,994	4.22	899,067	37,275	4.15	285,689	12,719	7
Other savings	1,279,577	14,976	1.17	1,376,182	12,797.93		(96,605)	2,179	24
Subtotal	2,464,333	64,970	2.64	2,275,249	50,072	2.20	189,084	14,898	44
Money market	604,767	17,481	2.89	620,844	15,216	2.45	(16,077)	2,265	44
Subtotal	4,948,433	116,095	2.35	4,761,433	98,844	2.08	187,000	17,251	27
Certificates of deposit	2,461,055	114,530	4.65	2,291,002	96,480	4.21	170,053	18,050	44
Total interest-bearing deposits	7,409,488	230,625	3.11	7,052,435	195,324	2.77	357,053	35,301	34
Total deposits	9,648,024	230,625	2.39	9,408,188	195,324	2.08	239,836	35,301	31
Borrowings:
Short-term borrowings	230,293	11,369	4.94	596,852	30,041	5.03	(366,559)	(18,672)	(9)
Long-term borrowings	3,890,054	175,852	4.52	2,752,847	123,243	4.48	1,137,207	52,609	4
Total borrowings	4,120,347	187,221	4.54	3,349,699	153,284	4.58	770,648	33,937	(4)
Total interest-bearing liabilities	11,529,835	417,846	3.62	10,402,134	348,608	3.35	1,127,701	69,238	27
Total deposits and borrowings	13,768,371	417,846	3.03	12,757,887	348,608	2.73	1,010,484	69,238	30
Other liabilities	343,978			300,930			43,048
Total liabilities	14,112,349			13,058,817			1,053,532
Stockholders’ equity	1,033,451			1,004,896			28,555
Total liabilities and stockholders’ equity	$15,145,800			$14,063,713			$1,082,087
Net interest income and margin		$550,177	3.94%		$537,530	4.16%		$12,647	(22)

bps = basis points.

(1) Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $1,933,000 and $1,209,000 was recognized during the years ended December 31, 2007 and 2006, respectively.

(2) Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(4) Includes operating leases

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005			Change
									Average
			Average			Average			Yields
			Yields			Yields			and
	Average		and	Average		and	Average		Rates
(Dollars in thousands)	Balance	Interest(1)	Rates	Balance	Interest(1)	Rates	Balance	Interest(1)	(bps)
Assets:
Investments	$78,511	$3,504	4.46%	$95,349	$3,450	3.62%	$(16,838)	$54	84
Securities available for sale(2)	1,833,359	98,035	5.35	1,569,808	81,479	5.19	263,551	16,556	16
Education loans held for sale	210,992	15,009	7.11	214,588	10,921	5.09	(3,596)	4,088	202
Loans and leases:
Consumer home equity:
Fixed-rate	3,851,117	263,157	6.83	2,304,340	154,241	6.69	1,546,777	108,916	14
Variable-rate	1,659,544	143,576	8.65	2,450,634	171,133	6.98	(791,090)	(27,557)	167
Consumer – other	36,711	3,717	10.13	34,763	3,213	9.24	1,948	504	89
Total consumer home equity and other	5,547,372	410,450	7.40	4,789,737	328,587	6.86	757,635	81,863	54
Commercial real estate:
Fixed- and adjustable-rate	1,665,531	105,089	6.31	1,385,905	85,214	6.15	279,626	19,875	16
Variable-rate	721,871	55,239	7.65	826,934	49,561	5.99	(105,063)	5,678	166
Total commercial real estate	2,387,402	160,328	6.72	2,212,839	134,775	6.09	174,563	25,553	63
Commercial business:
Fixed- and adjustable-rate	134,560	8,471	6.30	85,390	4,959	5.81	49,170	3,512	49
Variable-rate	373,690	27,619	7.39	340,314	19,575	5.75	33,376	8,044	164
Total commercial business	508,250	36,090	7.10	425,704	24,534	5.76	82,546	11,556	134
Leasing and equipment finance	1,659,807	122,292	7.37	1,423,264	97,596	6.86	236,543	24,696	51
Subtotal	10,102,831	729,160	7.22	8,851,544	585,492	6.61	1,251,287	143,668	61
Residential real estate	696,086	40,430	5.81	885,735	50,680	5.72	(189,649)	(10,250)	9
Total loans and leases(3)	10,798,917	769,590	7.13	9,737,279	636,172	6.53	1,061,638	133,418	60
Total interest-earning assets	12,921,779	886,138	6.86	11,617,024	732,022	6.30	1,304,755	154,116	56
Other assets(4)	1,141,934			1,113,850			28,084
Total assets	$14,063,713			$12,730,874			$1,332,839
Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,513,121			$1,548,027			$(34,906)
Small business	609,907			585,860			24,047
Commercial and custodial	232,725			311,497			(78,772)
Total non-interest bearing deposits	2,355,753			2,445,384			(89,631)
Interest-bearing deposits:
Premier checking	1,001,024	31,539	3.15	641,672	15,910	2.48	359,352	15,629	67
Other checking	864,316	2,017.23		1,026,017	2,067.20		(161,701)	(50)	3
Subtotal	1,865,340	33,556	1.80	1,667,689	17,977	1.08	197,651	15,579	72
Premier savings	899,067	37,275	4.15	427,070	13,246	3.10	471,997	24,029	105
Other savings	1,376,182	12,797.93		1,558,423	9,419.60		(182,241)	3,378	33
Subtotal	2,275,249	50,072	2.20	1,985,493	22,665	1.14	289,756	27,407	106
Money market	620,844	15,216	2.45	640,576	7,640	1.19	(19,732)	7,576	126
Subtotal	4,761,433	98,844	2.08	4,293,758	48,282	1.12	467,675	50,562	96
Certificates of deposit	2,291,002	96,480	4.21	1,740,440	49,124	2.82	550,562	47,356	139
Total interest-bearing deposits	7,052,435	195,324	2.77	6,034,198	97,406	1.61	1,018,237	97,918	116
Total deposits	9,408,188	195,324	2.08	8,479,582	97,406	1.15	928,606	97,918	93
Borrowings:
Short-term borrowings	596,852	30,041	5.03	917,665	29,830	3.25	(320,813)	211	178
Long-term borrowings	2,752,847	123,243	4.48	2,038,561	87,096	4.27	714,286	36,147	21
Total borrowings	3,349,699	153,284	4.58	2,956,226	116,926	3.96	393,473	36,358	62
Total interest-bearing liabilities	10,402,134	348,608	3.35	8,990,424	214,332	2.38	1,411,710	134,276	97
Total deposits and borrowings	12,757,887	348,608	2.73	11,435,808	214,332	1.87	1,322,079	134,276	86
Other liabilities	300,930			349,216			(48,286)
Total liabilities	13,058,817			11,785,024			1,273,793
Stockholders’ equity	1,004,896			945,850			59,046
Total liabilities and stockholders’ equity	$14,063,713			$12,730,874			$1,332,839
Net interest income and margin		$537,530	4.16%		$517,690	4.46%		$19,840	(30)

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

(3) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(4) Includes operating leases.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006
	Versus Same Period in 2006			Versus Same Period in 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income:
Investments	$4,599	$134	$4,733	$(670)	$724	$54
Securities available for sale	10,336	1,210	11,546	14,030	2,526	16,556
Education loans held for sale	(4,485)	2,728	(1,757)	(186)	4,274	4,088
Loans and leases:
Consumer home equity:
Fixed-rate	57,947	5,412	63,359	105,630	3,286	108,916
Variable-rate	(17,033)	(1,551)	(18,584)	(62,828)	35,271	(27,557)
Consumer – other	682	(92)	590	186	318	504
Commercial real estate:
Fixed- and adjustable-rate	7,183	1,868	9,051	17,592	2,283	19,875
Variable-rate	(8,665)	(211)	(8,876)	(6,845)	12,523	5,678
Commercial business:
Fixed- and adjustable-rate	2,249	133	2,382	3,065	447	3,512
Variable-rate	1,454	(126)	1,328	2,060	5,984	8,044
Leasing and equipment finance	19,518	5,697	25,215	17,054	7,642	24,696
Residential real estate	(7,050)	(52)	(7,102)	(11,004)	754	(10,250)
Total loans and leases	59,581	7,782	67,363	72,801	60,617	133,418
Total interest income	73,505	8,380	81,885	86,280	67,836	154,116
Interest expense:
Premier checking	1,633	(2,522)	(889)	10,536	5,093	15,629
Other checking	1,034	(57)	977	(351)	301	(50)
Premier savings	12,044	675	12,719	18,418	5,611	24,029
Other savings	4,555	(1,528)	3,027	(1,207)	4,585	3,378
Money market	(403)	2,668	2,265	(242)	7,818	7,576
Certificates of deposit	7,472	10,578	18,050	18,551	28,805	47,356
Borrowings:
Short-term borrowings	(18,107)	(565)	(18,672)	(12,654)	12,865	211
Long-term borrowings	51,397	1,212	52,609	31,802	4,345	36,147
Total borrowings	35,024	(1,087)	33,937	16,684	19,674	36,358
Total interest expense	28,884	40,354	69,238	27,080	107,196	134,276
Net interest income	42,768	(30,121)	12,647	55,662	(35,822)	19,840

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Net interest income was $550.2 million for 2007, up 2.4% from $537.5 million in 2006. The increase in net interest  income in 2007 primarily reflects the growth in average interest-earning assets, up $1.1 billion over 2006, partially offset by a 22 basis point reduction in net interest margin. The decrease in the net interest margin, from 4.16% in 2006 to 3.94% in 2007, is primarily due to partially funding the growth in interest earning assets with borrowings and higher-cost deposits and continued customer preference for lower-yielding fixed-rate loans.

Net interest income was $537.5 million in 2006, up from $517.7 million in 2005. The increase in net interest income in 2006 primarily reflected the growth in average interest earning assets, up $1.3 billion over 2005, partially offset by the 30 basis point reduction in net interest margin. The decrease in the net interest margin, from 4.46% in 2005 to 4.16% in 2006 is primarily due to customer preference for lower-yielding fixed-rate loans and higher-cost market-rate deposits, largely due to the flat or inverted yield curve, and higher borrowing costs. In addition, intense price competition on loans and deposits has contributed to the compression of the net interest margin in 2006 and 2005.

Achieving net interest income growth over time is primarily  dependent on TCF’s ability to generate higher-yielding assets  and lower-cost deposits. While interest rates and customer preferences continue to change over time, TCF is currently liability sensitive as measured by its interest rate gap measure (the difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months). See “Consolidated Financial Condition Analysis – Deposits” and “Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest-rate risk position.

Provision for Credit Losses TCF provided $57 million for credit losses in 2007, compared with $20.7 million in 2006 and $8.6 million in 2005. The increase in provision from 2006 to 2007 was primarily due to higher consumer home equity net charge-offs, the resulting portfolio reserve rate increases and higher reserves for certain commercial loans, primarily in Michigan, and equipment finance loans and leases.

Consumer home equity charge-off rates have steadily increased throughout 2007. As a result, TCF has increased consumer home equity reserve levels. Higher home equity charge-offs are primarily due to the slowdown in the residential real estate market, primarily in Minnesota and Michigan. The increase in provision from 2005 to 2006 was primarily due to a $3.3 million commercial business loan recovery in 2005, higher consumer home equity net charge-offs and the resulting portfolio reserve rate increases.

Net loan and lease charge-offs were $34.6 million, or .30% of average loans and leases in 2007, compared with $18 million, or .17% of average loans and leases in 2006 and $28.2 million, or .29% of average loans and leases in 2005. Excluding the charge-off of an $18.8 million investment in a leveraged lease, 2005 net charge-offs were $9.4 million or .10% of average loans and leases.

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

Non-Interest Income Non-interest income is a significant source of revenue for TCF, representing 49.6% of total revenues in 2007, 47.7% in 2006 and 48% in 2005, and is an important factor in TCF’s results of operations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Total non-interest income was $541.5 million for 2007, up from $489.5 million in 2006 and up from $478.2 million in 2005.

The following table presents the components of non-interest income.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2007	2006	2005	2004	2003	2007/2006	2007/2002
Fees and service charges	$278,046	$270,166	$262,636	$275,120	$249,339	2.9%	4.0%
Card revenue	98,880	92,084	79,803	63,463	52,991	7.4	15.9
ATM revenue	35,620	37,760	40,730	42,935	43,623	(5.7)	(4.7)
Investments and insurance revenue	10,318	10,695	10,665	12,558	13,901	(3.5)	(8.2)
Subtotal	422,864	410,705	393,834	394,076	359,854	3.0	4.7
Leasing and equipment finance	59,151	53,004	47,387	50,323	51,088	11.6	2.8
Other	8,270	21,567	12,744	22,628	18,957	(61.7)	(14.6)
Fees and other revenue	490,285	485,276	453,965	467,027	429,899	1.0	3.8
Gains on sales of securities available for sale	13,278	—	10,671	22,600	32,832	N.M.	2.9
Gains on sales of branches and real estate	37,894	4,188	13,606	259	725	N.M.	80.8
Losses on termination of debt	—	—	—	—	(44,345)	—	—
Total non-interest income	$541,457	$489,464	$478,242	$489,886	$419,111	10.6	5.2
Fees and other revenue as a percentage of:
Total revenue	44.91%	47.25%	45.58%	47.57%	47.75%
Average assets	3.24	3.45	3.57	3.93	3.69

N.M. Not Meaningful.

Fees and Service Charges Fees and service charges increased $7.9 million, or 2.9%, to $278 million for 2007, compared with $270.2 million for 2006 primarily due to higher activity of deposit service fees. Fees and service charges related to the Michigan branches that were sold in the first quarter of 2007, were $5.3 million in 2006 and $945 thousand in 2007 respectively. During 2006, fees and service charges increased $7.5 million, or 2.9% to $270.2 million, compared with $262.6 million for 2005 primarily due to growth in deposit accounts.

Card Revenue During 2007, card revenue, primarily interchange fees, totaled $98.9 million, up from $92.1 million in 2006 and $79.8 million in 2005. The increases in card revenue in 2007 and 2006 were primarily attributable to increased sales volume as a result of increases in the number of active accounts and customer transaction volumes. The growth in sales volume slowed in 2007 as the average number of checking accounts with a TCF card declined as the portfolio matured. The continued success of TCF’s debit card program is highly dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its debit and credit cards.

ATM Revenue ATM revenue totaled $35.6 million for 2007, down from $37.8 million in 2006 and $40.7 million in 2005. The declines in ATM revenue were primarily attributable to continued declines in fees charged to TCF customers for use of non-TCF ATM machines due to growth in TCF’s fee free checking products and changes in customer ATM usage behavior.

The following table sets forth information about TCF’s card business.

	At or For the Year Ended December 31,			Percentage Increase (Decrease)
(Dollars in thousands)	2007	2006	2005	2007/2006	2006/2005
Average number of checking accounts with a TCF card	1,455,540	1,463,456	1,406,728	(.5)%	4.0%
Average active card users	811,961	804,194	763,157	1.0	5.4
Average number of transactions per card per month	19.4	18.2	16.9	6.6	7.7
Sales volume for the year ended:
Off-line (Signature)	$6,146,036	$5,711,751	$5,030,619	7.6	13.5
On-line (PIN)	802,735	752,770	642,446	6.6	17.2
Total	$6,948,771	$6,464,521	$5,673,065	7.5	14.0
Percentage off-line	88.45%	88.36%	88.68%	.1	(.4)
Average interchange rate	1.35%	1.36%	1.34%	(.7)	1.5

Investments and Insurance Revenue Investments and insurance revenue, consisting principally of commissions on sales of annuities and mutual funds, decreased $377 thousand in 2007 from 2006. The average commission percentage earned on sales of annuities and mutual funds declined in 2007, compared with 2006 and 2005, as a result of a higher sales of mutual funds, that generally carry a lower commission rate than annuities and a continued market trend of lower commission rates paid on sales of annuities.

Annuity and mutual fund sales volumes totaled $222.6 million for the year ended December 31, 2007, compared with $203.7 million during 2006. The increased sales volumes during 2007 was the result of increased sales of mutual funds resulting from additional marketing focus and market conditions. Sales of fixed annuity products slightly declined during 2007 as a result of lower interest rates offered by carriers.

Sales of insurance and investment products may fluctuate from period to period, and future sales levels will depend upon general economic conditions and investor preferences. Sales of annuities will also depend upon their continued tax advantage and may be impacted by the level of interest rates and alternative investment products.

Leasing and Equipment Finance Revenue Leasing and equipment finance revenues in 2007 increased $6.1 million, or 11.6%, from 2006. The increase in leasing and equipment finance revenues for 2007 was primarily driven by a $2.9 million increase in operating lease revenues and an increase of $1.8 million in sales-type lease revenues. The increase in operating lease revenues was primarily driven by a $6.6 million increase in average operating lease balances. Leasing and equipment finance revenues increased $5.6 million, or 11.9%, in 2006 compared with 2005, primarily due to an increase in operating lease revenues of $8.5 million, partially offset by a $3.7 million decrease in sales-type lease revenues.

Sales-type lease revenues generally occur at or near the end of the lease term as customers extend the lease or purchase the underlying equipment. Leasing and equipment finance revenues may fluctuate from period to period based on customer-driven factors not within the control of TCF.

Other Non-Interest Income Other non-interest income primarily consists of gains on sales of education loans and other miscellaneous income and mortgage banking revenues in 2006 and 2005. Total other non-interest income in 2007 decreased $13.3 million from 2006 compared with an increase of $8.8 million in 2006 over 2005. The decrease from 2006 to 2007, and the increase from 2005 to 2006, was due to gains on the sales of education loans. In 2006, TCF accelerated the sales of education loans in response to certain legislative changes in student loan programs and recognized gains of $7.2 million on such sales.

The following table presents the components of other non-interest income.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2007	2006	2005	2004	2003	2007/2006	2007/2002
Gains on sales of education loans	$ 2,011	$ 7,224	$ 2,078	$ 7,789	$ 3,092	(72.2)%	(5.7)%
Mortgage banking	—	4,734	5,578	12,960	12,719	N.M.	N.M.
Other	6,259	9,609	5,088	1,879	3,146	(34.9)	(6.0)
Total other earnings	$ 8,270	$ 21,567	$ 12,744	$ 22,628	$ 18,957	(61.7)	(14.6)

N.M. Not Meaningful.

Gains on Sales of Securities Available for Sale Gains on securities available for sale of $13.3 million were recognized on sales of $1.2 billion in mortgage-backed securities in 2007. There were no sales of securities available for sale in 2006. In 2005, gains on securities available for sale of $10.7 million were recognized on the sales of $1 billion in mortgage-backed securities.

Gains on Sales of Branches and Real Estate Gains on sales of branches and real estate were $37.9 million for 2007, up from $4.2 million in 2006 and $13.6 million in 2005. During the first quarter of 2007, TCF sold the deposits and facilities of 10 out-state branches in Michigan and recognized a $31.2 million gain.

Non-Interest Expense Non-interest expense increased $2 million, or .3%, in 2007, and $35.2 million, or 5.9%, in 2006, excluding the Visa USA indemnification and operating lease depreciation. The following table presents the components of non-interest expense.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2007	2006	2005	2004	2003	2007/2006	2007/2002
Compensation and employee benefits	$346,468	$341,857	$326,526	$322,824	$302,804	1.3%	3.3%
Occupancy and equipment	120,824	114,618	103,900	95,617	88,423	5.4	7.8
Advertising and promotions	21,679	26,926	25,691	26,353	25,536	(19.5)	(.2)
Other	147,869	151,449	143,484	132,037	133,342	(2.4)	2.5
Subtotal	636,840	634,850	599,601	576,831	550,105.3		3.8
Operating lease depreciation	17,588	14,347	7,335	1,843	3,320	22.6	40.3
Visa indemnification	7,696	—	—	—	—	N.M.	N.M.
Total non-interest expense	$662,124	$649,197	$606,936	$578,674	$553,425	2.0	4.4

N.M. Not Meaningful.

Compensation and Employee Benefits Compensation and employee benefits, representing 52.3%, 52.7% and 53.8% of total non-interest expense in 2007, 2006 and 2005, respectively, increased $4.6 million, or 1.4%, in 2007, and $15.3 million, or 4.7%, in 2006. In 2007, compensation and employee benefits increased primarily due to costs associated with branch expansion partially offset by decreases resulting from branches sold, closed branches and other efficiency initiatives. The increase in compensation and employee benefits in 2006 was primarily due to costs associated with branch expansion.

Occupancy and Equipment Occupancy and equipment expenses increased $6.2 million in 2007 and $10.7 million in 2006. These increases were primarily due to costs associated with branch expansion, remodeling and relocation.

Advertising and Promotions Advertising and promotions expense decreased $5.2 million in 2007 following an increase of $1.2 million in 2006. The decrease in 2007 was primarily due to $4.9 million in spending reductions on media and promotion. The increase in 2006 was primarily due to a $1.4 million increase in promotional expenses for new customers, partially offset by an $827 thousand decrease in advertising.

Operating Lease Depreciation Operating lease depreciation totaled $17.6 million for 2007, up from $14.3 million and $7.3 million for 2006 and 2005, respectively. The increases in depreciation were primarily driven by an increase in average operating lease balances.

Visa Indemnification Expense TCF is a member of Visa USA for issuance and processing of its card transactions. As a member of Visa, TCF has a contingent obligation to indemnify Visa for losses in connection with certain covered litigation matters. TCF recognized a $7.7 million pre-tax charge in the fourth quarter of 2007 for this contingent obligation. See page 38 under Management’s Discussion and Analysis for details of TCF’s obligations to indemnify Visa for certain litigation.

Other Non-Interest Expense Other non-interest expense totaled $147.9 million in 2007, down $3.6 million from 2006, primarily due to expense control initiatives partially offset by a $3 million increase in loan and lease related costs mainly driven by higher private mortgage insurance expense, a $1.5 million increase in net real estate expenses due to higher losses on foreclosed real estate and a $1.1 million increase in card processing and issuance costs due to increased transactions. In 2006, other non-interest expense increased $8 million, or 5.6%, primarily driven by a $2.3 million increase in card and internet processing expenses related to transaction increases and a $1.4 million increase in foreclosed real estate expense primarily due to net losses on sales in 2006 versus net recoveries in 2005.

Income Taxes Income tax expense represented 28.38% of income before income tax expense during 2007, compared with 31.41% and 30.30% in 2006 and 2005, respectively. The lower effective income tax rate in 2007 compared with 2006 and 2005 was primarily due to $18.4 million of reductions in income tax expense comprised of a favorable settlement with the Internal Revenue Service of an isolated tax deduction from a prior year, the effects of state tax law changes, and other favorable developments involving uncertain tax positions. This compares with $6.1 million of reductions in income tax expense in 2006 for favorable developments involving uncertain tax positions. The increase in the effective income tax rate in 2006 compared with 2005 was primarily due to $6.1 million of reductions in income tax expense for favorable developments involving uncertain tax positions in 2006 compared with $14 million of reductions for favorable developments in 2005.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets. These companies are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation. The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws. If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense would increase significantly. TCF’s FOC operates under laws in certain states (including Minnesota and Illinois) that have allowed FOCs. The taxation of REITs and FOCs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures. Illinois passed legislation in 2007 that will reduce or eliminate TCF’s REIT and FOC tax benefits in the future. Certain states have proposed legislation that, if enacted, would eliminate tax deductions that TCF is entitled to under current laws and thus would significantly increase state income tax expense. Thus, TCF’s annual effective income tax rate will likely increase in future years.

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

In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the federal and state income tax rates expected to apply to taxable income in the periods in which the deferred income tax assets or liabilities are expected to be realized. If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to the Consolidated Statements of Income. See Note 12 of Notes to Consolidated Financial Statements for information regarding TCF’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.

Consolidated Financial Condition Analysis

Securities Available for Sale Securities available for sale increased $147.6 million to $2.0 billion at December 31, 2007. This increase reflects purchases of $1.6 billion and sales of $1.2 billion of mortgage-backed securities, and normal payment and prepayment activity. At December 31, 2007, the increase in mortgage-backed securities partially offsets the decline in residential real estate loans. TCF’s securities available for sale portfolio primarily included fixed-rate mortgage-backed securities. Net unrealized pre-tax losses on securities available for sale totaled $16.4 million at December 31, 2007, compared with net unrealized pre-tax losses of $33.3 million at December 31, 2006. TCF may, from time to time, sell mortgage-backed securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

TCF’s securities portfolio does not contain commercial paper, asset-backed commercial paper or asset-backed securities secured by credit cards or car loans. TCF also does not participate in structured investment vehicles.

Loans and Leases The following tables set forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale.

						Compound Annual
(Dollars in thousands)	At December 31,					Growth Rate
						1-Year	5-Year
Portfolio Distribution:	2007	2006	2005	2004	2003	2007/2006	2007/2002
Consumer home equity and other:
Home equity:
Line of credit (1)	$1,429,633	$1,232,315	$1,389,741	$1,472,165	$1,093,945	16.0%	9.1%
Closed-end loans	5,093,441	4,650,353	3,758,947	2,909,592	2,493,715	9.5	20.2
Total consumer home equity	6,523,074	5,882,668	5,148,688	4,381,757	3,587,660	10.9	17.2
Other	67,557	62,409	57,587	56,183	62,538	8.2	(.1)
Total consumer home equity and other	6,590,631	5,945,077	5,206,275	4,437,940	3,650,198	10.9	16.9
Commercial real estate	2,557,330	2,390,653	2,297,500	2,154,396	1,916,701	7.0	6.9
Commercial business	558,325	551,995	435,203	436,696	429,401	1.1	4.8
Total commercial	3,115,655	2,942,648	2,732,703	2,591,092	2,346,102	5.9	6.5
Leasing and equipment finance (2)	2,104,343	1,818,165	1,503,794	1,375,372	1,160,397	15.7	15.2
Residential real estate	527,607	627,790	770,441	1,014,166	1,212,643	(16.0)	(21.8)
Total loans and leases	$12,338,236	$11,333,680	$10,213,213	$9,418,570	$8,369,340	8.9	8.7

(1) Excludes fixed-term amounts under lines of credit which are included in closed-end loans.

(2) Excludes operating leases included in other assets.

(In thousands)	At December 31, 2007
		Commercial
		Real Estate
	Consumer	and	Leasing and
	Home Equity	Commercial	Equipment	Residential
Geographic Distribution:	and Other(1)	Business	Finance(2)	Real Estate	Total
Minnesota	$2,496,369	$779,130	$74,024	$290,186	$3,639,709
Illinois	2,040,795	715,096	73,303	71,118	2,900,312
Michigan	1,113,823	896,157	89,152	138,249	2,237,381
Wisconsin	510,246	431,462	39,497	16,040	997,245
Colorado	354,001	68,884	34,909	296	458,090
California	2,496	19,307	270,003	—	291,806
Florida	7,502	52,171	135,750	300	195,723
Texas	498	2,482	132,504	642	136,126
Arizona	13,957	14,625	87,298	59	115,939
New York	3,742	5,800	94,449	63	104,054
Ohio	3,295	8,272	83,833	2,292	97,692
Indiana	22,406	23,767	35,331	927	82,431
Other	21,501	98,502	954,290	7,435	1,081,728
Total	$6,590,631	$3,115,655	$2,104,343	$527,607	$12,338,236

Loans and leases outstanding at December 31, 2007 are shown by contractual maturity in the following table.

	At December 31, 2007(3)
	Consumer			Leasing and
	Home Equity	Commercial	Commercial	Equipment	Residential	Total Loans
(In thousands)	and Other(1)	Real Estate	Business	Finance(2)	Real Estate	and Leases
Amounts due:
Within 1 year	$389,610	$458,063	$275,633	$748,579	$32,051	$1,903,936
After 1 year:
1 to 2 years	340,529	288,455	123,515	504,796	24,953	1,282,248
2 to 3 years	348,110	269,765	73,517	378,723	25,484	1,095,599
3 to 5 years	728,222	482,609	41,388	398,582	52,287	1,703,088
5 to 10 years	1,463,032	850,595	30,836	73,663	110,025	2,528,151
10 to 15 years	1,072,339	182,093	13,436	—	95,286	1,363,154
Over 15 years	2,248,789	25,750	—	—	187,521	2,462,060
Total after 1 year	6,201,021	2,099,267	282,692	1,355,764	495,556	10,434,300
Total	$6,590,631	$2,557,330	$558,325	$2,104,343	$527,607	$12,338,236
Amounts due after 1 year on:
Fixed-rate loans and leases	$4,780,565	$744,130	$109,803	$1,355,764	$421,573	$7,411,835
Variable- and adjustable-rate loans	1,420,456	1,355,137	172,889	—	73,983	3,022,465
Total after 1 year	$6,201,021	$2,099,267	$282,692	$1,355,764	$495,556	$10,434,300

(1) Excludes fixed-term amounts under lines of credit which are included in closed-end loans.

(2) Excludes operating leases included in other assets.

(3) Gross of deferred fees and costs. This table does not include the effect of prepayments, which is an important consideration in management’s interest-rate risk analysis. Company experience indicates that loans and leases remain outstanding for significantly shorter periods than their contractual terms.

Consumer Lending TCF’s consumer home equity loan portfolio represented 53% and 52% of its total loan and lease portfolio as of December 31, 2007 and 2006, respectively and has increased by 10.9% in 2007 and 14.3% in 2006.

TCF’s consumer home equity portfolio is secured by mortgages filed on residential real estate.  At December 31, 2007, 64% of loan balances were secured by first mortgages.  The average loan size secured by a first mortgage was $114 thousand and the average balance of loans secured by a junior lien position was $35 thousand at December 31, 2007.  At December 31, 2007, 78% of TCF’s consumer home equity loans consisted of closed-end loans, compared with 79% at December 31, 2006.  TCF’s closed-end home equity loans require payments of principal and interest over a fixed term.  The average home value based on most recent values known to TCF securing the loans and lines of credit in this portfolio was $248 thousand as of December 31, 2007.  TCF’s home equity lines of credit require regular payments of interest and do not require regular payments of principal.  The average FICO (Fair Isaac Company) credit score at loan origination for the home equity portfolio was 721 as of December 31, 2007 and December 31, 2006.

TCF’s consumer home equity underwriting standards produce adequately secured loans to customers with good credit scores.  Loans with loan-to-value (LTV) ratios in excess of 90% are only made to very creditworthy customers based on credit scoring models and other credit underwriting criteria.  TCF does not have any subprime lending programs and does not originate 2/28 adjustable-rate mortgages (ARM) or Option ARM loans.  TCF also does not originate home equity loans with multiple payment options or loans with “teaser” interest rates.  Although TCF does not have any programs that target subprime borrowers, in the normal course of lending to customers loans have been originated with FICO scores below 620 at lower LTV ratios.  Approximately 6% of the consumer home equity portfolio, as of December 31, 2007, was originated at FICO scores below 620.

At December 31, 2007, 24% of the home equity portfolio carried a variable interest rate tied to the prime rate, compared with 25% at December 31, 2006.  Outstanding balances on home equity lines of credit were 52% of total lines of credit at December 31, 2007, compared with 50% at December 31, 2006.

Commercial Lending Commercial real estate loans increased $166.7 million from December 31, 2006 to $2.6 billion at December 31, 2007. Variable- and adjustable-rate loans represented 67% of commercial real estate loans outstanding at December 31, 2007. Commercial business loans increased $6.3 million in 2007 to $558.3 million at December 31, 2007. TCF continues to expand its commercial business and commercial real estate lending activity generally to borrowers located in its primary markets. With a focus on secured lending, approximately 98% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at December 31, 2007. At December 31, 2007, approximately 93% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets. At December 31, 2007, the construction and development portfolio had $1.4 million in loans over 30-days delinquent compared with no such loans at December 31, 2006.

The following tables summarize TCF’s commercial real estate loan portfolio by property type.

	At December 31,
	2007			2006
		Construction			Construction
		and			and
(Dollars in thousands)	Permanent	Development	Total	Permanent	Development	Total
Retail services	$634,331	$56,585	$690,916	$537,123	$37,568	$574,691
Apartments	464,283	8,773	473,056	454,269	957	455,226
Office buildings	350,807	27,110	377,917	395,076	10,662	405,738
Warehouse/industrial buildings	343,050	19,115	362,165	297,348	10,375	307,723
Hotels and motels	125,654	27,962	153,616	105,737	2,266	108,003
Residential home builders	41,750	58,952	100,702	40,697	69,249	109,946
Health care facilities	30,035	—	30,035	54,063	—	54,063
Other	290,290	78,633	368,923	317,683	57,580	375,263
Total	$2,280,200	$277,130	$2,557,330	$2,201,996	$188,657	$2,390,653

	At December 31,
	2007			2006
			Over 30-Day			Over 30-Day
			Delinquency			Delinquency
			Rate as a			Rate as a
		Number	Percentage of		Number	Percentage of
(Dollars in thousands)	Balance	of Loans	Balance	Balance	of Loans	Balance
Retail services	$690,916	490.67%		$574,691	437.03%
Apartments	473,056	551.08		455,226	591.02
Office buildings	377,917	248.65		405,738	270	—
Warehouse/industrial buildings	362,165	283.13		307,723	274	—
Hotels and motels	153,616	51	—	108,003	39	—
Residential home builders	100,702	87	1.81	109,946	97.16
Health care facilities	30,035	11	—	54,063	16	—
Other	368,923	242.50		375,263	253	4.69
Total	$2,557,330	1,963.45		$2,390,653	1,977.76

Leasing and Equipment Finance The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type, excluding operating leases.

	At December 31,
(Dollars in thousands)	2007			2006
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
		Percent	a Percentage		Percent	a Percentage
Marketing Segment	Balance	of Total	of Balance	Balance	of Total	of Balance
Middle market(1)	$1,290,923	61.3%	.77%	$1,084,549	59.6%	.48%
Small ticket(2)	426,436	20.3	1.01	370,649	20.4	.59
Winthrop(3)	275,799	13.1	.49	253,125	13.9	.28
Wholesale(4)	107,195	5.1	.04	93,807	5.2	.33
Other	3,990.2		3.28	16,035.9		1.03
Total	$2,104,343	100.0%	.75	$1,818,165	100.0%	.47

(1) Middle market consists primarily of loan and lease financing of construction and manufacturing equipment and specialty vehicles.

(2) Small ticket includes loan and lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations.

(3) Winthrop’s portfolio consists primarily of lease financing of technology and data processing equipment.

(4) Wholesale includes the discounting of lease receivables originated by third party lessors.

	At December 31,
(Dollars in thousands)	2007		2006
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Specialty vehicles	$423,893	20.1%	$345,099	19.0%
Construction	384,689	18.3	310,485	17.1
Manufacturing	365,650	17.4	326,922	18.0
Medical	279,939	13.3	222,198	12.2
Technology and data processing	239,921	11.4	243,069	13.4
Furniture and fixtures	84,990	4.0	79,474	4.4
Printing	64,796	3.1	65,545	3.6
Trucks and trailers	57,569	2.7	55,241	3.0
Material handling	53,096	2.5	50,565	2.8
Other	149,800	7.2	119,567	6.5
Total	$2,104,343	100.0%	$1,818,165	100.0%

The leasing and equipment finance portfolio increased $286.2 million from December 31, 2006 to $2.1 billion at December 31, 2007, consisting of $604.2 million of loans and $1.5 billion of leases. Total loan and lease originations and purchases for TCF Equipment Finance and Winthrop Resources were $1,128 million for 2007, an increase of 5% from $1,070 million in 2006. The backlog of approved transactions increased to $292.5 million at December 31, 2007, from $249.7 million at December 31, 2006. TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service. Declines in value of equipment under lease increase the potential for impairment losses and credit losses, due to diminished collateral value, and may result in lower sales-type revenue at the end of the contractual lease term. See Note 1 to Consolidated Financial Statements – Policies Related to Critical Accounting Estimates for information on lease accounting.

At December 31, 2007 and 2006, $48.4 million, and $53.7 million, respectively, of TCF’s lease portfolio, were discounted on a non-recourse basis with third-party financial institutions and, consequently, TCF retains no credit risk on such amounts. The leasing and equipment finance portfolio tables above include lease residuals. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions in estimated fair value are recorded in the periods in which they become known. At December 31, 2007, lease residuals totaled $41.7 million, compared with $34.7 million at December 31, 2006.

Residential Real Estate Residential real estate loans were $527.6 million at December 31, 2007, down $100.2 million from December 31, 2006. The decline in residential real estate loans during 2007 was due to normal amortization of loan balances and loan prepayments. Management expects that the residential loan portfolio will continue to decline, which will provide funding for anticipated growth in other loan, lease or investment categories. At December 31, 2007, TCF’s residential real estate loan portfolio was $449 million in fixed-rate loans and $78.6 million in adjustable-rate loans.

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

The Company considers the allowance for loan and lease losses of $80.9 million appropriate to cover losses incurred in the loan and lease portfolios as of December 31, 2007. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

The allocation of TCF’s allowance for loan and lease losses is as follows.

						Allocations as a Percentage of Total
						Loans and Leases Outstanding byType
	At December 31,					At December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003	2007	2006	2005	2004	2003
Consumer home equity	$30,951	$12,615	$10,017	$9,213	$8,177.47%		.21%	.19%	.21%	.23%
Consumer other	2,059	2,211	2,053	1,694	1,900	3.05	3.54	3.57	3.02	3.04
Total consumer	33,010	14,826	12,070	10,907	10,077.50		.25	.23	.25	.28
Commercial real estate	25,891	22,662	21,222	20,742	25,142	1.01	.95	.92	.96	1.31
Commercial business	7,077	7,503	6,602	7,696	11,797	1.27	1.36	1.52	1.76	2.75
Total commercial	32,968	30,165	27,824	28,438	36,939	1.06	1.03	1.02	1.10	1.57
Leasing and equipment finance	14,319	12,990	15,313	24,566	13,515.68		.71	1.02	1.79	1.16
Residential real estate	645	562	616	796	942.12		.09	.08	.08	.08
Unallocated	—	—	—	10,686	10,987	N.A.	N.A.	N.A.	N.A.	N.A.
Total allowance balance	$80,942	$58,543	$55,823	$75,393	$72,460.66		.52	.55	.80	.87

N.A. Not Applicable.

The allocated allowance balances for TCF’s residential, consumer and leasing and equipment finance portfolios, at December 31, 2007, reflect the Company’s credit quality and related low level of historical net charge-offs for these portfolios. The increase in the consumer home equity allowance from December 31, 2006, to December 31, 2007, is primarily due to increased actual and estimated home equity loan charge-offs due to the slowdown in the housing markets that occurred primarily in Minnesota and Michigan. The decrease in the allocated allowance for leasing and equipment finance in 2005 was primarily related to the charge-off of the investment in a leveraged lease.

The following table sets forth information detailing the allowance for loan and lease losses.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Balance at beginning of year	$58,543	$55,823	$75,393	$72,460	$73,016
Charge-offs:
Consumer home equity
First mortgage lien	(9,589)	(3,142)	(2,363)	(2,051)	(2,127)
Junior lien	(11,977)	(4,479)	(2,841)	(1,919)	(1,719)
Total home equity	(21,566)	(7,621)	(5,204)	(3,970)	(3,846)
Consumer other	(19,455)	(18,423)	(18,675)	(21,199)	(17,103)
Total consumer	(41,021)	(26,044)	(23,879)	(25,169)	(20,949)
Commercial real estate	(2,409)	(228)	(74)	(602)	(1,381)
Commercial business	(1,264)	(555)	(454)	(235)	(920)
Leasing and equipment finance	(7,507)	(6,117)	(23,387)	(8,508)	(8,620)
Residential real estate	(220)	(277)	(110)	(81)	(86)
Total charge-offs	(52,421)	(33,221)	(47,904)	(34,595)	(31,956)
Recoveries:
Consumer home equity
First mortgage lien	253	108	135	42	138
Junior lien	948	167	177	266	253
Total home equity	1,201	275	312	308	391
Consumer other	13,019	13,621	14,705	13,623	10,686
Total consumer	14,220	13,896	15,017	13,931	11,077
Commercial real estate	—	39	82	126	45
Commercial business	16	86	2,627	82	138
Leasing and equipment finance	3,585	1,225	2,003	2,963	1,083
Residential real estate	7	6	19	8	9
Total recoveries	17,828	15,252	19,748	17,110	12,352
Net charge-offs	(34,593)	(17,969)	(28,156)	(17,485)	(19,604)
Provision charged to operations	56,992	20,689	8,586	18,627	19,048
Acquired allowance	—	—	—	1,791	—
Balance at end of year	$80,942	$58,543	$55,823	$75,393	$72,460

The following table sets forth additional information regarding net charge-offs.

	Year Ended December 31,
	2007		2006
		% of		% of
	Net	Average	Net	Average
	Charge-offs	Loans and	Charge-offs	Loans and
(Dollars in thousands)	(Recoveries)	Leases	(Recoveries)	Leases
Consumer home equity
First mortgage lien	$ 9,336.24%			$3,032.09%
Junior lien	11,029.50			4,314.22
Total home equity	20,365.33			7,346.13
Consumer other	6,436	N.M.	4,802	N.M.
Total consumer	26,801.43			12,148.22
Commercial real estate	2,409.10			189.01
Commercial business	1,248.22			469.09
Total commercial	3,657.12			658.02
Leasing and equipment finance	3,922.20			4,892.29
Residential real estate	213.04			271.04
Total	$ 34,593.30			$17,969.17

N.M. Not Meaningful.

Non-Performing Assets Non-performing assets consist of non-accrual loans and leases and other real estate owned. The increase in non-accrual loans and leases from 2006 to 2007 was primarily due to an increase in the number of consumer home equity non-accrual loans, partially offset by a $2.3 million commercial real estate loan that was paid off in the second quarter of 2007. The increase in other real estate owned was primarily due to a $13.8 million Minnesota commercial real estate loan and an increase in the number of residential real estate properties.

Approximately 55% of non-performing assets at December 31, 2007 and 60% of non-performing assets at December 31, 2006 consisted of, or were secured by, residential real estate. The consumer home equity portfolio is secured by a total of 84,400 properties of which 240, or .28%, were in other real estate owned as of December 31, 2007. This compares with 180 properties, or .22% of total properties, as of December 31, 2006. The accrual of interest income is generally discontinued when loans and leases become 90 days or more past due with respect to either principal or interest (150 days or six payments past due for loans secured by residential real estate) unless such loans and leases are well secured and in the process of collection.

Non-performing assets are summarized in the following table.

	At December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Non-accrual loans and leases:
Consumer home equity
First mortgage lien	$20,776	$11,202	$12,510	$9,162	$9,148
Junior lien	5,391	5,291	5,872	2,914	2,818
Total home equity	26,167	16,493	18,382	12,076	11,966
Consumer other	6	27	28	111	86
Total consumer	26,173	16,520	18,410	12,187	12,052
Commercial real estate	19,999	12,849	188	1,093	2,490
Commercial business	2,658	3,421	2,207	4,533	2,931
Total commercial	22,657	16,270	2,395	5,626	5,421
Leasing and equipment finance	8,050	7,596	6,434	25,678	13,940
Residential real estate	2,974	2,799	2,409	3,387	3,993
Total non-accrual loans and leases	59,854	43,185	29,648	46,878	35,406
Other real estate owned:
Residential	28,752	19,899	14,877	11,726	20,462
Commercial	17,013	2,554	2,834	5,465	12,992
Total other real estate owned	45,765	22,453	17,711	17,191	33,454
Total non-performing assets	$105,619	$65,638	$47,359	$64,069	$68,860
Non-performing assets as a percentage of:
Net loans and leases	.86%	.58%	.47%	.69%	.83%
Total assets	.66	.45	.35	.52	.61

Included in non-performing assets are loans and leases that are considered impaired. Impaired loans and leases totaled $24.8 million and $17.5 million at December 31, 2007, and December 31, 2006, respectively. The related allowance for credit losses on impaired loans and leases was $2.7 million at December 31, 2007, compared with $2.5 million at December 31, 2006. All of the impaired loans and leases were on non-accrual status. There were no impaired loans and leases at December 31, 2007, and December 31, 2006, which did not have a related allowance for loan and leases losses. The average balance of impaired loans and leases was $21.5 million for 2007 compared with $8.2 million for 2006.

Past Due Loans and Leases The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases. TCF’s delinquency rates are determined based on the contractual terms of the loan or lease.

	At December 31,
	2007		2006
		Percentage of		Percentage of
	Principal	Loans and	Principal	Loans and
(Dollars in thousands)	Balances	Leases	Balances	Leases
Accruing loans and leases delinquent for:
30-59 days	$46,748.38%		$34,607.30%
60-89 days	20,445.17		24,872.22
90 days or more	15,384.12		12,214.11
Total	$82,577.67%		$71,693.63%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At December 31,
	2007		2006
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity
First mortgage lien	$31,784.76%		$22,527.60%
Junior lien	12,289.53			11,406.54
Total home equity	44,073.68			33,933.58
Consumer other	377.56			380.61
Total consumer	44,450.68			34,313.58
Commercial real estate	11,382.45			18,072.76
Commercial business	1,071.19			762.14
Total commercial	12,453.40			18,834.64
Leasing and equipment finance	15,691.75			8,499.47
Residential real estate	9,983	1.90	10,047	1.61
Total	$82,577.67			$71,693.63

Potential Problem Loans and Leases In addition to non-performing assets, there were $55.2 million of loans and leases at December 31, 2007, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $66.1 million at December 31, 2006. These loans and leases are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement. Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired. Additionally, these loans and leases are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing. Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses. There were no material leasing and equipment finance potential problem loans at December 31, 2007, and 2006, respectively, that were funded on a non-recourse basis.

Potential problem loans and leases are summarized as follows.

	At December 31,
	2007		2006
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Commercial real estate	$31,511	1.23%	$43,216	1.81%
Commercial business	8,695	1.56	11,664	2.11
Leasing and equipment finance	15,015.71		11,265.62
Total	$55,221.47		$66,145.58

Liquidity Management TCF manages its liquidity position to ensure that the funding needs of depositors and borrowers are met promptly and in a cost-effective manner. Asset liquidity arises from the ability to convert assets to cash as well as from the maturity of assets. Liability liquidity results from the ability of TCF to maintain a diverse set of funding sources to promptly meet funding requirements.

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments and borrowings. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF’s deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources. At December 31, 2007, TCF had over $2.5 billion in unused capacity under these funding sources, which could be used to meet future liquidity needs. See “Borrowings.”

Potential sources of liquidity for TCF Financial Corporation (parent company only) include cash dividends from TCF National Bank, issuance of debt and equity securities and borrowings under a $80 million line of credit. TCF Bank’s ability to pay dividends or make other capital distributions to TCF is restricted by regulation and may require regulatory approval.

Deposits Deposits totaled $9.6 billion at December 31, 2007, down $192.7 million from December 31, 2006 primarily due to the sale of $241.4 million in deposits held by the out-state Michigan branches sold in the first quarter of 2007 and intensified competition due to liquidity pressures on market participants for deposits. Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Checking, savings and money market deposits totaled $7.3 billion, up $36 million from December 31, 2006, and comprised 76% of total deposits at December 31, 2007, compared with 75% of total deposits at December 31, 2006. The average balance of these deposits for 2007 was $7.2 billion, an increase of $70 million over the $7.1 billion average balance for 2006. Certificates of deposit totaled $2.3 billion at December 31, 2007, down $229.1 million from December 31, 2006. TCF had no brokered deposits at December 31, 2007 or 2006. Non-interest bearing deposits represented 23% and 25% of total deposits as of December 31, 2007 and 2006, respectively. TCF’s weighted-average cost for deposits, including non-interest bearing deposits, was 2.18% at December 31, 2007, compared with 2.33% at December 31, 2006.

Branches During 2007, TCF opened 20 branches including 10 traditional branches, seven supermarket branches and three campus branches. TCF plans on opening fewer branches in 2008, compared with 2007, in an effort to optimize existing branches in target market areas to improve convenience and service to customers. TCF anticipates opening 10 new branches in 2008, consisting of five new traditional branches and five new supermarket branches. TCF also closed and consolidated four traditional branches and six supermarket branches and sold 10 Michigan branches, including the related deposit accounts.

In order to improve the customer experience and enhance deposit and loan growth, TCF relocated six traditional branches to improved locations and facilities, remodeled one traditional branch and 14 supermarket branches in 2007. In 2008, TCF plans to relocate three branches to improved locations and new facilities, including two traditional branches and one supermarket branch, to close and consolidate three traditional branches into nearby branches and to remodel 19 supermarket branches and one campus branch.

At December 31, 2007, 141, or 31%, of TCF’s 453 branches were opened since January 1, 2002. Additional information regarding TCF’s branches opened since January 1, 2002 is displayed in the table below.

						Percentage
	At or For the Year Ended December 31,					Increase
(Dollars in thousands)	2007	2006	2005	2004	2003	2007/2006
Number of new branches opened during the year:
Traditional	10	10	18	19	14	N.M.
Supermarket	5	5	7	11	5	N.M.
Campus	3	4	3	—	—	N.M.
Total	18	19	28	30	19	N.M.
Number of new branches at year end:
Traditional	83	73	63	45	26	N.M.
Supermarket	48	43	38	31	20	N.M.
Campus	10	7	3	—	—	N.M.
Total	141	123	104	76	46	N.M.
Percent of total branches	31.1%	27.2%	23.0%	17.7%	10.7%	N.M.
Deposits:
Checking	$409,427	$315,030	$241,688	$151,475	$53,370	30.0%
Savings	442,749	298,854	227,925	85,472	37,934	48.1
Money market	53,007	36,194	18,998	8,189	4,904	46.5
Subtotal	905,183	650,078	488,611	245,136	96,208	39.2
Certificates of deposit	361,862	421,989	293,720	42,212	19,690	(14.2)
Total deposits	$1,267,045	$1,072,067	$782,331	$287,348	$115,898	18.2
Total fees and other revenue for the year	$73,204	$54,786	$39,699	$24,091	$7,221	33.6

N.M. Not Meaningful.

Borrowings Borrowings totaled $5 billion at December 31, 2007, up $1.4 billion from December 31, 2006. The increase was primarily to support the growth in assets. See Notes 10 and 11 of Notes to Consolidated Financial Statements for detailed information on TCF’s borrowings.

The weighted-average rate on borrowings was 4.51% at December 31, 2007, and 4.53% at December 31, 2006. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings. See Note 17 of Notes to Consolidated Financial Statements for further information relating to off-balance sheet instruments.

Contractual Obligations and Commitments As disclosed in the Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts. At December 31, 2007, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Total borrowings(1)	$4,973,448	$582,614	$240,086	$202,008	$3,948,740
Annual rental commitments under non-cancelable operating leases	220,072	27,304	49,539	40,880	102,349
Campus marketing agreements	49,675	1,985	5,818	5,318	36,554
Construction contracts and land purchase commitments for future branch sites	8,928	8,928	—	—	—
Visa indemnification obligation(2)	7,696	7,696	—	—	—
	$5,259,819	$628,527	$295,443	$248,206	$4,087,643

(In thousands)	Amount of Commitment — Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 Year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,927,001	$11,246	$27,409	$202,445	$1,685,901
Commercial	621,025	320,003	240,190	31,254	29,578
Leasing and equipment finance	89,206	89,206	—	—	—
Other	83,686	83,686	—	—	—
Total commitments to lend	2,720,918	504,141	267,599	233,699	1,715,479
Standby letters of credit and guarantees on industrial revenue bonds	76,357	52,298	20,971	2,516	572
	$2,797,275	$556,439	$288,570	$236,215	$1,716,051

(1) Total borrowings excludes interest.

(2) The payment time is estimated to be less than one year, however the exact date of the payment can not be determined.

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

TCF is a member of Visa USA, Inc. (Visa USA) for issuance and processing of its card transactions. On October 3, 2007, Visa, Inc. (Visa) completed a restructuring including Visa USA in preparation for its planned initial public offering (IPO). As a member of Visa, TCF has an obligation to indemnify Visa USA under its bylaws and Visa under a retrospective responsibility plan, approved as part of Visa’s restructuring, for contingent losses in connection with certain covered litigation (“the Visa indemnification”) disclosed in Visa’s public filings with the Securities and Exchange Commission (SEC) based on its membership proportion. TCF is not a party to the lawsuits brought against Visa USA. TCF’s membership proportion in Visa USA is .12554%. The SEC accounting staff has concluded that Visa USA member institutions are required to recognize their portion of the Visa indemnification at the estimated fair value of such obligation in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Although the determination of fair value of TCF’s Visa indemnification is highly judgmental, TCF recognized a charge in the fourth quarter of 2007 for this obligation totaling $7.7 million.

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

Stockholders’ Equity Stockholders’ equity at December 31, 2007 was $1.1 billion, or 6.88% of total assets, up from $1 billion, or 7.04% of total assets, at December 31, 2006. The increase in stockholders’ equity was primarily due to net income of $266.8 million, partially offset by the repurchase of 3.9 million shares of TCF’s common stock at a cost of $105.3 million and the payment of $124.5 million in dividends on common stock. At December 31, 2007, TCF had 5.4 million shares remaining in stock repurchase programs authorized by its Board of Directors. For the year ended December 31, 2007, average total equity to average assets was 6.82%, compared with 7.15% for the year ended December 31, 2006. Dividends to common shareholders on a per share basis totaled 97 cents in 2007, an increase of 5.4% from 92 cents in 2006. TCF’s dividend payout ratio was 45.8% in 2007 and 48.4% in 2006. The Company’s primary funding sources for common dividends are dividends received from TCF Bank. At December 31, 2007, TCF Financial and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency. See Notes 13 and 14 of Notes to Consolidated Financial Statements.

Summary of Critical Accounting Estimates

Critical accounting estimates occur in certain accounting policies and procedures and are particularly susceptible to significant change. Policies that contain critical accounting estimates include the determination of the allowance for loan and lease losses, lease financing and income taxes. See Note 1 of Notes to Consolidated Financial Statements for further discussion of critical accounting estimates.

Recent Accounting Developments

On June 14, 2007, the EITF reached a final consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. This consensus was ratified by the FASB on June 27, 2007. This Issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional-paid-in-capital (APIC) for awards expected to vest. Currently, such dividends are accounted for as a permanent tax deduction reducing the annual effective income tax rate. This Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007. Retrospective application of this Issue is prohibited. This Issue will not have a material effect on TCF’s financial statements.

On September 6, 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No.157, Fair Value Measurements. SFAS 157 clarifies the fair value measurement objective, its application in GAAP and establishes a framework that builds on current practice and requirements. The framework simplifies and, where appropriate, codifies the similar guidance in existing pronouncements and applies broadly to financial and non-financial assets and liabilities. The Statement clarifies the definition of fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, known as an exit-price definition of fair value. It also provides further guidance on the valuation techniques to be used in estimating fair value. Current disclosures about the use of fair value to measure assets and liabilities are expanded in this Statement. The disclosures focus on the methods used for fair value measurements and apply whether the assets and liabilities are measured at fair value in all periods, such as trading securities, or in only some periods, such as impaired assets. The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007 as well as for interim periods within such fiscal years. TCF expects no significant effect on its financial statements from the adoption of this Statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an

amendment of FASB Statement No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. TCF expects the adoption of this Statement to have no effect on its financial statements.

Fourth Quarter Summary

In the fourth quarter of 2007, TCF reported net income of $62.8 million, up from $53.7 million in the fourth quarter of 2006. The fourth quarter of 2007 net income included $11.3 million in pre-tax gains on sales of securities, $2.8 million of pre-tax gains on sales of real estate, a $7.7 million charge for TCF’s estimated contingent obligation related to Visa USA litigation indemnification and $5.4 million of favorable income tax adjustments for a combined after-tax impact of seven cents per diluted share. Net income for the fourth quarter of 2006 included an $851 thousand reduction in income tax expense for an after-tax impact of one cent per diluted share. Diluted earnings per common share was 50 cents for the fourth quarter of 2007, compared with 42 cents for the same 2006 period. TCF opened five new branches in the fourth quarter of 2007, consisting of four traditional branches and one supermarket branch.

Net interest income was $139.6 million for the quarter ended December 31, 2007, up $3.7 million, or 2.7% from the quarter ended December 31, 2006. The increase in net interest income was primarily due to the growth in average interest-earning assets, up $928.1 million over the fourth quarter of 2006, partially offset by the 24 basis point reduction in net interest margin. The net interest margin was 3.83% and 4.07% for the fourth quarter of 2007 and 2006, respectively. The decrease in net interest margin from the fourth quarter of 2006 was primarily due to partially funding the growth in interest-earning assets with borrowings and higher-cost deposits and continued customer preference for lower yielding fixed-rate loans and the net impact of interest rate changes on variable-rate assets and liabilities, partially offset by increased interest rates on higher balances of fixed-rate assets.

TCF provided $20.1 million for credit losses in the fourth quarter of 2007, compared with $10.1 million in the fourth quarter of 2006, primarily due to higher consumer home equity net charge-offs and the resulting portfolio reserve rate increases. For the fourth quarter of 2007, net loan and lease charge-offs were $13.8 million, or .46% of average loans and leases outstanding, compared with $6.6 million, or .24% of average loans and leases outstanding during the same 2006 period primarily due to higher consumer home equity and commercial real estate loan net charge-offs.

Total non-interest income in the fourth quarter of 2007 was $138.9 million, up $20 million, or 16.9 percent, from the fourth quarter of 2006, primarily due to gains on sales of securities available for sale. Fees and service charges were $72.3 million, up 8.4 percent from the fourth quarter of 2006, primarily due to higher deposit service fees. Card revenues totaled $25.1 million for the fourth quarter of 2007, up 6.7 percent over the same period. Leasing and equipment finance revenues were $14.8 million for the fourth quarter of 2007, down $324 thousand from the fourth quarter of 2006 primarily due to a decrease in sales-type lease revenues. Leasing and equipment finance revenues may fluctuate from period to period based on customer-driven factors not within the control of TCF.

Non-interest expense totaled $160.4 million for the 2007 fourth quarter, down $1.2 million, or .7 percent, from $161.6 million for the 2006 fourth quarter, excluding Visa indemnification and operating lease depreciation. Compensation and employee benefits increased $744 thousand, or .9 percent, from the fourth quarter of 2006, primarily due to branch expansion partially offset by decreases resulting from branches sold, closed branches and other efficiency initiatives. Occupancy and equipment expenses increased $913 thousand, or 3.1 percent, from the fourth quarter of 2006, primarily due to costs associated with branch expansion. Advertising and promotions expense decreased $1.6 million from the fourth quarter of 2006, primarily due to decreased media and promotions expense. Operating lease depreciation increased $521 thousand from the fourth quarter of 2006, primarily driven by the large amount of operating leases that commenced in the fourth quarter of 2006 and were depreciating in the fourth quarter of 2007. The fourth quarter of 2007 included a $7.7 million charge for TCF’s estimated contingent obligation related to Visa litigation indemnification. See page 38 under Management’s Discussion and Analysis for details of TCF’s obligations to indemnify Visa for certain litigation. Other expense decreased $1.2 million, or 3.1 percent, primarily due to expense control initiatives partially offset by an $879 thousand increase in net real estate expenses due to higher losses on foreclosed real estate and a $747 thousand increase in card processing and issuance costs due to increased transactions. The fourth quarter of 2006 included approximately $1 million of severance and other exit costs related to the closure and consolidation of 13 branches and other staff reductions.

In the fourth quarter of 2007, the effective income tax rate was 26.7% of income before tax expense, down from 32.05% for the fourth quarter of 2006. The lower effective tax rate for the fourth quarter of 2007, compared with the fourth quarter of 2006, was primarily due to $5.4 million of adjustments in the fourth quarter of 2007 for favorable developments involving uncertain tax positions compared with $851 thousand of adjustments involving uncertain tax positions in the fourth quarter of 2006.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

TCF has filed Chief Executive Officer and Chief Financial Officer certifications as Exhibits 31.1 and 31.2 to its Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. TCF has also filed, as Exhibits 32.1 and 32.2 to Form 10-K, certificates called for under Section 906 of the Act.

Pursuant to Section 303A.12 of the New York Stock Exchange (“NYSE”) Listed Company Manual, TCF’s Chief Executive Officer submitted a certification to the NYSE on May 17, 2007 indicating that he was not aware of any violation by TCF of the NYSE’s Corporate Governance listing standards.

Forward-Looking Information

This annual report on Form 10-K and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legal, legislative or other changes affecting customer account charges and fee income; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments; including adoption of state legislation that would increase state taxes; impact of federal legislation enacted in September 2007, reducing interest subsidies and other benefits available to TCF in its education lending programs; adverse findings in tax audits or regulatory examinations and resulting enforcement actions; changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new market conditions or regulatory requirements; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets; and results of litigation, including possible increases in indemnification obligations for certain litigation against Visa USA (“covered litigation”) and potential reductions in card revenues resulting from other litigation against Visa USA; or other significant uncertainties.

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

TCF’s Asset/Liability Committee (ALCO) manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The base net interest income simulation performed as of December 31, 2007, assumes interest rates are unchanged for the next twelve months. The net interest income simulation shows that if short-term and long-term interest rates were to sustain an immediate increase or decrease of 100 basis points, for the next twelve months that net interest income would not significantly change from the base case.

Management exercises its best judgement in making assumptions regarding events that management can impact such as non-contractual deposit repricings and events outside management’s control such as customer behavior on loan and deposit activity, counter-party decisions on callable borrowings and the effect that competition has on both loan and deposit pricing. These assumptions are inherently uncertain and, as a result, net interest income simulation results will differ from actual results due the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.

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

TCF’s one-year interest rate gap was a negative $1 billion, or 6.4% of total assets at December 31, 2007, compared with a negative $630 million, or 4.3% of total assets at December 31, 2006. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.4 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2007, by approximately $977 million, or 134.4%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2007, by approximately $257 million, or 35.4%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future.

The following table summarizes TCF’s interest-rate gap position at December 31, 2007.

	Maturity/Rate Sensitivity
	Within	30 Days to	6 Months to
(Dollars in thousands)	30 Days	6 Months	1 Year	1 to 3 Years	3+ Years	Total
Interest-earning assets:
Education loans held for sale	$154,420	$—	$—	$—	$1,715	$156,135
Securities available for sale(1)	16,702	75,574	114,080	407,788	1,349,537	1,963,681
Real estate loans(1)	10,135	53,318	59,305	106,703	298,146	527,607
Leasing and equipment finance(1)	158,872	338,173	339,010	880,621	387,667	2,104,343
Commercial loans(1)	1,048,332	209,387	310,660	815,712	731,564	3,115,655
Consumer loans(1)	1,401,380	318,708	355,118	1,267,273	3,248,152	6,590,631
Investments	10	120,465	—	—	27,792	148,267
Total	2,789,851	1,115,625	1,178,173	3,478,097	6,044,573	14,606,319
Interest-bearing liabilities:
Checking deposits(2)	821,415	278,203	288,116	887,756	1,833,037	4,108,527
Savings deposits(2)	1,238,278	228,901	220,862	563,511	385,268	2,636,820
Money market deposits(2)	267,164	65,347	60,358	148,215	35,583	576,667
Certificates of deposit	206,634	1,601,285	342,060	87,345	17,211	2,254,535
Short-term borrowings	556,070	—	—	—	—	556,070
Long-term borrowings(3)	2,904	14,931	11,049	236,456	4,152,038	4,417,378
Total	3,092,465	2,188,667	922,445	1,923,283	6,423,137	14,549,997
Interest-earning assets over (under)
interest-bearing liabilities	(302,614)	(1,073,042)	255,728	1,554,814	(378,564)	56,322
Unsettled transactions	100,944	—	—	—	—	100,944
Cumulative gap	$(201,670)	$(1,274,712)	$(1,018,984)	$535,830	$157,266	$157,266
Cumulative gap as a percentage
of total assets:
At December 31, 2007	(1.3)%	(8.0)%	(6.4)%	3.4%	1.0%	1.0%
At December 31, 2006	2.9%	(4.6)%	(4.3)%	(7.4)%	.7%	.7%

(1) Based upon contractual maturity, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon experience and third-party projections.

(2) Includes non-interest bearing deposits. At December 31, 2007, 34% of checking deposits, 64% of savings deposits, and 68% of money market deposits are included in amounts repricing within one year. At December 31, 2006, 30% of checking deposits, 56% of savings deposits, and 64% of money market deposits are included in amounts repricing within one year.

(3) Includes $4.167 billion of callable borrowings. Based on December 31, 2007 interest rates. The 1-3 year category includes the projected call of $217 million of callable borrowings, with the remaining $3.95 billion in the over 3 year category.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TCF Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TCF Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota

February 14, 2008

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2007	2006

Assets
Cash and due from banks	$358,174	$348,980
Investments	148,267	170,129
Securities available for sale	1,963,681	1,816,126
Education loans held for sale	156,135	144,574
Loans and leases:
Consumer home equity and other	6,590,631	5,945,077
Commercial real estate	2,557,330	2,390,653
Commercial business	558,325	551,995
Leasing and equipment finance	2,104,343	1,818,165
Subtotal	11,810,629	10,705,890
Residential real estate	527,607	627,790
Total loans and leases	12,338,236	11,333,680
Allowance for loan and lease losses	(80,942)	(58,543)
Net loans and leases	12,257,294	11,275,137
Premises and equipment	438,452	406,087
Goodwill	152,599	152,599
Other assets	502,452	356,102
Total assets	$15,977,054	$14,669,734

Liabilities and Stockholders’ Equity
Deposits:
Checking	$4,108,527	$4,348,256
Savings	2,636,820	2,351,580
Money market	576,667	585,779
Certificates of deposit	2,254,535	2,483,635
Total deposits	9,576,549	9,769,250
Short-term borrowings	556,070	214,112
Long-term borrowings	4,417,378	3,374,428
Total borrowings	4,973,448	3,588,540
Accrued expenses and other liabilities	328,045	278,570
Total liabilities	14,878,042	13,636,360
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized;
131,468,699 and 131,660,749 shares issued	1,315	1,317
Additional paid-in capital	354,563	343,744
Retained earnings, subject to certain restrictions	926,875	784,011
Accumulated other comprehensive loss	(18,055)	(34,926)
Treasury stock at cost, 4,866,480 and 1,242,413 shares, and other	(165,686)	(60,772)
Total stockholders’ equity	1,099,012	1,033,374
Total liabilities and stockholders’ equity	$15,977,054	$14,669,734

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2007	2006	2005

Interest income:
Loans and leases	$836,953	$769,590	$636,172
Securities available for sale	109,581	98,035	81,479
Education loans held for sale	13,252	15,009	10,921
Investments	8,237	3,504	3,450
Total interest income	968,023	886,138	732,022

Interest expense:
Deposits	230,625	195,324	97,406
Borrowings	187,221	153,284	116,926
Total interest expense	417,846	348,608	214,332
Net interest income	550,177	537,530	517,690
Provision for credit losses	56,992	20,689	8,586
Net interest income after provision for credit losses	493,185	516,841	509,104

Non-interest income:
Fees and service charges	278,046	270,166	262,636
Card revenue	98,880	92,084	79,803
ATM revenue	35,620	37,760	40,730
Investments and insurance revenue	10,318	10,695	10,665
Subtotal	422,864	410,705	393,834
Leasing and equipment finance	59,151	53,004	47,387
Other	8,270	21,567	12,744
Fees and other revenue	490,285	485,276	453,965
Gains on sales of securities available for sale	13,278	—	10,671
Gains on sales of branches and real estate	37,894	4,188	13,606
Total non-interest income	541,457	489,464	478,242

Non-interest expense:
Compensation and employee benefits	346,468	341,857	326,526
Occupancy and equipment	120,824	114,618	103,900
Advertising and promotions	21,679	26,926	25,691
Operating lease depreciation	17,588	14,347	7,335
Other	155,565	151,449	143,484
Total non-interest expense	662,124	649,197	606,936
Income before income tax expense	372,518	357,108	380,410
Income tax expense	105,710	112,165	115,278
Net income	$266,808	$244,943	$265,132

Net income per common share:
Basic	$2.13	$1.90	$2.00
Diluted	$2.12	$1.90	$2.00
Dividends declared per common share	$.97	$.92	$.85

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Treasury Stock and Other	Total
Balance, December 31, 2004	184,939,094	$1,849	$505,542	$1,385,760	$(1,415)	$(933,318)	$958,418
Comprehensive income (loss):
Net income	—	—	—	265,132	—	—	265,132
Other comprehensive loss	—	—	—	—	(19,800)	—	(19,800)
Comprehensive income (loss)	—	—	—	265,132	(19,800)	—	245,332
Dividends on common stock	—	—	—	(114,543)	—	—	(114,543)
Repurchase of 3,450,000 shares	—	—	—	—	—	(93,499)	(93,499)
Issuance of 526,900 shares	—	—	(9,658)	—	—	9,658	—
Cancellation of shares	(114,004)	(1)	(1,137)	262	—	—	(876)
Cancellation of shares for tax withholding	(438,897)	(4)	(13,479)	—	—	—	(13,483)
Amortization of stock compensation	—	—	5,830	—	—	—	5,830
Exercise of stock options, 66,064 shares	—	—	(648)	—	—	1,225	577
Stock compensation tax benefits	—	—	10,716	—	—	—	10,716
Change in shares held in trust for deferred compensation plans, at cost	—	—	(20,282)	—	—	20,282	—
Balance, December 31, 2005	184,386,193	$1,844	$476,884	$1,536,611	$(21,215)	$(995,652)	$998,472
Comprehensive income (loss):
Net income	—	—	—	244,943	—	—	244,943
Other comprehensive loss	—	—	—	—	(374)	—	(374)
Comprehensive income (loss)	—	—	—	244,943	(374)	—	244,569
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	(13,337)	—	(13,337)
Dividends on common stock	—	—	—	(121,405)	—	—	(121,405)
Repurchase of 3,900,000 shares	—	—	—	—	—	(101,045)	(101,045)
Issuance of 738,890 shares	—	—	(13,874)	—	—	13,874	—
Treasury stock retired	(52,500,000)	(525)	(126,765)	(876,667)	—	1,003,957	—
Cancellation of shares	(134,635)	(1)	(490)	529	—	—	38
Cancellation of shares for tax withholding	(90,809)	(1)	(2,451)	—	—	—	(2,452)
Amortization of stock compensation	—	—	7,499	—	—	—	7,499
Exercise of stock options, 28,667 shares	—	—	(192)	—	—	546	354
Stock compensation tax benefits	—	—	20,681	—	—	—	20,681
Change in shares held in trust for deferred compensation plans, at cost	—	—	(17,548)	—	—	17,548	—
Balance, December 31, 2006	131,660,749	$1,317	$343,744	$784,011	$(34,926)	$(60,772)	$1,033,374
Comprehensive income:
Net income	—	—	—	266,808	—	—	266,808
Other comprehensive income	—	—	—	—	16,871	—	16,871
Comprehensive income	—	—	—	266,808	16,871	—	283,679
Dividends on common stock	—	—	—	(124,513)	—	—	(124,513)
Repurchase of 3,910,000 shares	—	—	—	—	—	(105,251)	(105,251)
Issuance of 198,850 shares	—	—	(4,850)	—	—	4,850	—
Cancellation of shares	(140,775)	(1)	(615)	569	—	—	(47)
Cancellation of shares for tax withholding	(51,275)	(1)	(1,409)	—	—	—	(1,410)
Amortization of stock compensation	—	—	7,430	—	—	—	7,430
Exercise of stock options, 87,083 shares	—	—	(992)	—	—	2,208	1,216
Stock compensation tax benefits	—	—	4,534	—	—	—	4,534
Change in shares held in trust for deferred compensation plans, at cost	—	—	6,721	—	—	(6,721)	—
Balance, December 31, 2007	131,468,699	$1,315	$354,563	$926,875	$(18,055)	$(165,686)	$1,099,012

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$266,808	$244,943	$265,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,169	59,807	47,039
Provision for credit losses	56,992	20,689	8,586
Proceeds from sales of loans held for sale	187,967	284,455	102,491
Principal collected on loans held for sale	3,989	17,235	13,152
Originations of education loans held for sale	(206,752)	(216,468)	(191,061)
Net increase (decrease) in other assets and accrued expenses and other liabilities	28,292	3,176	(71,809)
Gains on sales of assets and deposits, net	(51,172)	(5,790)	(25,624)
Other, net	6,751	(328)	11,108
Total adjustments	90,236	162,776	(106,118)
Net cash provided by operating activities	357,044	407,719	159,014

Cash flows from investing activities:
Principal collected on loans and leases	3,337,230	3,621,344	4,227,920
Originations and purchases of loans	(3,711,353)	(4,110,463)	(4,551,188)
Purchases of equipment for lease financing	(776,716)	(767,932)	(620,058)
Proceeds from sales of securities available for sale	1,916,424	—	1,017,711
Proceeds from maturities of and principal collected on securities available for sale	234,215	229,014	247,152
Purchases of securities available for sale	(2,369,452)	(397,504)	(1,314,638)
Net decrease (increase) in federal funds sold	71,000	(71,000)	—
Purchases of Federal Home Loan Bank stock	(95,226)	(68,948)	(53,876)
Proceeds from redemptions of Federal Home Loan Bank stock	53,008	49,466	75,952
Proceeds from sales of real estate owned	33,635	31,060	22,386
Purchases of premises and equipment	(76,637)	(79,614)	(86,900)
Proceeds from sales of premises and equipment	9,743	7,714	29,604
Proceeds from sale of mortgage servicing rights	—	41,160	—
Other, net	15,498	16,532	21,163
Net cash used by investing activities	(1,358,631)	(1,499,171)	(984,772)

Cash flows from financing activities:
Net increase in deposits	48,707	639,895	1,153,127
Sales of deposits, net	(213,294)	—	(16,542)
Net increase (decrease) in short-term borrowings	341,957	(258,014)	(583,985)
Proceeds from long-term borrowings	1,275,329	1,206,403	1,687,308
Payments on long-term borrowings	(217,406)	(321,830)	(1,203,086)
Purchases of common stock	(105,251)	(101,045)	(93,499)
Dividends paid on common stock	(124,513)	(121,405)	(114,543)
Stock compensation tax benefits	4,534	20,681	10,716
Other, net	718	1,046	1,165
Net cash provided by financing activities	1,010,781	1,065,731	840,661
Net increase (decrease) in cash and due from banks	9,194	(25,721)	14,903
Cash and due from banks at beginning of year	348,980	374,701	359,798
Cash and due from banks at end of year	$358,174	$348,980	$374,701

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$408,248	$331,345	$200,246
Income taxes	$93,634	$96,324	$151,161
Transfer of loans and leases to other assets	$73,733	$41,088	$26,574

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

Allowance for Loan and Lease Losses The allowance for loan and lease losses is maintained at a level believed by management to be appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Management’s judgement as to the amount of the allowance is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, geographic location and prevailing economic conditions. Additionally, the level of impaired and non-performing assets, historical net charge-off amounts, delinquencies in the loan and lease portfolios, values of underlying loan and lease collateral and other relevant factors are reviewed to determine the amount of the allowance. Impaired loans include non-accrual and restructured commercial real estate and commercial business loans and equipment finance loans. Loan impairment is measured as the present value of the expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the collateral for collateral-dependent loans.  Consumer loans, residential real estate loans and leases are excluded from the definition of an impaired loan and are evaluated on a pool basis.

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

Income Taxes Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax-basis carrying amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Loans and Leases Net direct fees and costs associated with originating and acquiring loans and leases are deferred and amortized over the lives of the loan or lease. The net direct fees and costs for sales-type leases are offset against revenues recorded at the commencement of sales-type leases. Discounts and premiums on loans purchased, net direct fees and costs, unearned discounts and finance charges, and unearned lease income are amortized to interest income using methods which approximate a level yield over the estimated remaining lives of the loans and leases. Net direct fees and costs on lines of credit are amortized on a straight line basis over the contractual life of the line of credit and adjusted for payoffs. Net deferred fees and costs on home equity lines of credit are amortized to service fee income.

                Loans and leases, including loans or leases that are considered to be impaired, are reviewed regularly by management and are placed on non-accrual status when the collection of interest or principal is 90 days or more past due (150 days or six payments are owed for loans secured by residential real estate), unless the loan or lease is adequately secured and in the process of collection. A loan secured by residential real estate is placed on non-accrual status if, upon notification of bankruptcy, the loan is already in delinquent status. If the loan is current at notification, the loan is placed on non-accrual status at 90 days or four payments are owed, or after a partial charge-off. When a loan or lease is placed on non-accrual status, uncollected interest accrued in prior years is charged off against the allowance for loan and lease losses and interest accrued in the current year is reversed. For non-accrual leases that have been funded on a non-recourse basis by third-party financial institutions, the related debt is also placed on non-accrual status. Interest payments received on loans and leases in non-accrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible.

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

Investments in Affordable Housing Limited Partnerships Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. TCF generally utilizes the effective yield method to account for these investments with the tax credits net of the amortization of the investment reflected in the Consolidated Statements of Income as a reduction of income tax expense. However, depending on circumstances, the equity or cost methods may be utilized. The amount of the investment along with any unfunded equity contributions which are unconditional and legally binding are recorded in other assets. A liability for the unfunded equity contributions is recorded in other liabilities. At December 31, 2007, TCF’s investments in affordable housing limited partnerships were $51 million, compared with $43 million at December 31, 2006 and were recorded in other assets.

                Five of these investments in affordable housing limited partnerships are considered variable interest entities. These partnerships are not consolidated with TCF. As of December 31, 2007 and 2006, the carrying amount of these five investments was $49.8 million and $39.7 million, respectively. These amounts included $12.3 million and $1.8 million of unconditional unfunded equity contributions as of December 31, 2007 and 2006, respectively, which are recorded in other liabilities. Thus, the maximum exposure to loss on these five investments was $49.8 million at December 31, 2007; however, the general partner of these partnerships provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by a AA credit-rated company and significantly limit any risk of loss.

Intangible Assets Goodwill is tested for impairment annually. Deposit base intangibles were amortized over 10 years on an accelerated basis. The Company reviews the recoverability of the carrying values of these assets at least annually or earlier whenever an event occurs indicating that they may be impaired.

Stock-Based Compensation The fair value of restricted stock is determined on the date of grant and amortized to compensation expense, with a corresponding increase in additional paid-in capital, over the longer of the service period or performance period, but in no event beyond an employee’s retirement date. For performance-based restricted stock, TCF estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. Non-forfeitable dividends are recorded to retained earnings for shares of restricted stock which are expected to vest and to compensation expense for shares of restricted stock which are not expected to vest.

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

Note 2. Cash and Due from Banks

At December 31, 2007, TCF was required by Federal Reserve Board regulations to maintain reserve balances of $97.9 million in cash on hand or at the Federal Reserve Bank.

Note 3. Investments

The carrying values of investments, which approximate their fair values, consist of the following.

	At December 31,
(In thousands)	2007	2006
Federal Home Loan Bank stock, at cost:
Des Moines	$115,848	$73,630
Chicago	4,617	4,617
Subtotal	120,465	78,247
Federal Reserve Bank stock, at cost	20,423	20,023
Federal funds sold	—	71,000
Interest-bearing deposits with banks and other	7,379	859
Total investments	$148,267	$170,129

                The investments in FHLB stock are required investments related to TCF’s borrowings from these banks. All new FHLB borrowing activity since 2000 is done with the FHLB of Des Moines. FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt. Therefore, TCF’s investments in these banks could be adversely impacted by the financial operations of the FHLBs and actions by the Federal Housing Board’s Office of Supervision.

                The carrying values and yields on investments at December 31, 2007, by contractual maturity, are shown below.

	Carrying
(Dollars in thousands)	Value	Yield
Due in 1 year or less	$14	2.46%
Due in 5-10 years	200	2.00
Due after 10 years	7,164	4.38
No stated maturity	140,889	4.57
Total	$148,267	4.56

Note 4. Securities Available for Sale

Securities available for sale consist of the following.

	At December 31,
	2007				2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,975,817	$2,493	$(18,681)	$1,959,630	$1,843,744	$880	$(34,046)	$1,810,578
Other	3,992	—	(190)	3,801	4,719	—	(171)	4,548
Other securities	250	—	—	250	1,000	—	—	1,000
Total	$1,980,059	$2,493	$(18,871)	$1,963,681	$1,849,463	$880	$(34,217)	$1,816,126
Weighted-average yield	5.27%				5.37%

                Gross gains of $13.3 million and $10.7 million were recognized on sales of securities available for sale during 2007 and 2005, respectively. There were no sales of securities available for sale during 2006. $2 billion and $1.7 billion of mortgage-backed securities were pledged as collateral to secure certain deposits and borrowings at December 31, 2007 and 2006, respectively (see Notes 10 and 11 for additional information).

                The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown below.

	At December 31, 2007
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in 1 year or less	$ 8	$ 8
Due in 1-5 years	593	604
Due in 5-10 years	3,946	3,773
Due after 10 years	1,975,512	1,959,296
Total	$ 1,980,059	$ 1,963,681

                The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues. TCF has the ability and intent to hold these investments until a recovery of fair value. Accordingly, TCF has concluded that no other-than-temporary impairment has occurred at December 31, 2007.

At December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Values	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ 286,063	$ (190)	$ 977,511	$ (18,491)	$ 1,263,574	$ (18,681)
Other	—	—	3,443	(190)	3,443	(190)
Total	$ 286,063	$ (190)	$ 980,954	$ (18,681)	$ 1,267,017	$ (18,871)

At December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ 270,636	$ (570)	$ 1,271,984	$ (33,476)	$ 1,542,620	$ (34,046)
Other	—	—	4,101	(171)	4,101	(171)
Total	$ 270,636	$ (570)	$ 1,276,085	$ (33,647)	$ 1,546,721	$ (34,217)

Note 5. Loans and Leases

The following table sets forth information about loans and leases, excluding loans held for sale.

	At December 31,		Percentage
(Dollars in thousands)	2007	2006	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$ 4,178,961	$ 3,781,458	10.5%
Junior lien	2,344,113	2,101,210	11.6
Total consumer home equity	6,523,074	5,882,668	10.9
Other	67,557	62,409	8.2
Total consumer home equity and other	6,590,631	5,945,077	10.9
Commercial:
Commercial real estate:
Permanent	2,280,204	2,201,996	3.6
Construction and development	277,126	188,657	46.9
Total commercial real estate	2,557,330	2,390,653	7.0
Commercial business	558,325	551,995	1.1
Total commercial	3,115,655	2,942,648	5.9
Leasing and equipment finance:(1)
Equipment finance loans	604,185	492,062	22.8
Lease financings:
Direct financing leases	1,611,881	1,423,226	13.3
Sales-type leases	26,657	22,694	17.5
Lease residuals	41,678	34,671	20.2
Unearned income and deferred lease costs	(180,058)	(154,488)	(16.6)
Total lease financings	1,500,158	1,326,103	13.1
Total leasing and equipment finance	2,104,343	1,818,165	15.7
Total consumer, commercial and leasing and equipment finance	11,810,629	10,705,890	10.3
Residential real estate	527,607	627,790	(16.0)
Total loans and leases	$ 12,338,236	$ 11,333,680	8.9

(1)             Operating leases of $71.1 million and $80.4 million at December 31, 2007 and 2006, respectively, are included in Other Assets on the Consolidated Statements of Financial Condition.

                The aggregate amount of loans to non-management directors of TCF and their related interests was $39.3 million and $44.1 million at December 31, 2007 and 2006, respectively. During 2007, $10 thousand of new loans were made, $4.8 million of loans were repaid. All loans to outside directors and their related interests were made in the ordinary course of business on normal credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate amount of loans to executive officers of TCF was $27 thousand and $30 thousand at December 31, 2007 and 2006, respectively. In the opinion of management, the above mentioned loans to outside directors and their related interests and executive officers do not represent more than a normal risk of collection.

                Future minimum lease payments for direct financing and sales-type leases as of December 31, 2007 are as follows.

(In thousands)	Total
2008	$570,770
2009	408,543
2010	287,601
2011	182,481
2012	81,420
Thereafter	27,566
Total	$1,558,381

Note 6. Allowance for Loan and Lease Losses

Following is a summary of the allowance for loan and lease losses and selected statistics.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Balance at beginning of year	$ 58,543	$ 55,823	$ 75,393
Provision for credit losses	56,992	20,689	8,586
Charge-offs	(52,421)	(33,221)	(47,904)
Recoveries	17,828	15,252	19,748
Net charge-offs	(34,593)	(17,969)	(28,156)
Balance at end of year	$ 80,942	$ 58,543	$ 55,823
Net charge-offs as a percentage of average loans and leases	.30%	.17%	.29%
Allowance for loan and lease losses as a percentage of total loans and leases at year end	.66	.52	.55

                Information relating to impaired loans and non-accrual loans and leases is as follows.

	At or For the Year Ended December 31,
(In thousands)	2007	2006	2005
Impaired loans and leases:
Balance, at year-end	$ 24,770	$ 17,512	$ 3,791
Related allowance for loan and lease losses, at year-end(1)	2,718	2,470	1,642
Average impaired loans and leases	21,490	8,169	5,345
Interest income recognized on impaired loans and leases (cash basis)	91	603	76
Other non-accrual loans and leases:
Balance, at year-end	35,084	25,673	25,857
Interest income recognized on non-accrual loans and leases (cash basis)	1,915	978	960
Contractual interest on non-accrual loans and leases(2)	5,724	3,557	2,900

(1)             There were no impaired loans and leases at December 31, 2007, 2006 and 2005 which did not have a related allowance for loan and lease losses.

(2)             Represents interest which would have been recorded had the loans and leases performed in accordance with their contractual terms during the period.

                TCF had $4.9 million of troubled debt restructuring loans at December 31, 2007. There were no such loans outstanding at December 31, 2006 and December 31, 2005. There were no material commitments to lend additional funds to customers whose loans or leases were classified as non-accrual at December 31, 2007. At December 31, 2007, accruing loans and leases delinquent for 90 days or more was $15.4 million, compared with $12.2 million at December 31, 2006.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows.

	At December 31,
(In thousands)	2007	2006
Land	$ 131,942	$ 118,656
Office buildings	236,893	218,171
Leasehold improvements	57,639	54,474
Furniture and equipment	288,876	273,412
Subtotal	715,350	664,713
Less accumulated depreciation and amortization	276,898	258,626
Total	$ 438,452	$ 406,087

                TCF leases certain premises and equipment under operating leases. Net lease expense including utilities and other operating expenses was $34 million, $32.9 million and $30.2 million in 2007, 2006 and 2005, respectively.

                At December 31, 2007, the total minimum rental payments for operating leases were as follows.

(In thousands)
2008	$ 27,304
2009	25,368
2010	24,171
2011	21,165
2012	19,716
Thereafter	102,349
Total	$ 220,073

Note 8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized as follows.

At December 31,
	2007			2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Deposit base intangibles	$ 21,180	$ 21,180	$ —	$ 21,180	$ 20,224	$ 956
Unamortizable intangible assets:
Goodwill related to the banking segment	$ 141,245		$ 141,245	$ 141,245		$ 141,245
Goodwill related to the leasing segment	11,354		11,354	11,354		11,354
Total	$ 152,599		$ 152,599	$ 152,599		$ 152,599

                Amortization expense for intangible assets was $1 million, $2.9 million and $11.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 9. Deposits

Deposits are summarized as follows.

	At December 31,
	2007			2006
	Rate at		% of	Rate at		% of
(Dollars in thousands)	Year End	Amount	Total	Year End	Amount	Total
Checking:
Non-interest bearing	—%	$ 2,228,598	23.3%	—%	$ 2,428,223	24.9%
Interest bearing	1.40	1,879,929	19.6	1.86	1,920,033	19.6
Total checking	.64	4,108,527	42.9	.82	4,348,256	44.5
Savings	2.60	2,636,820	27.5	2.54	2,351,580	24.1
Money market	2.57	576,667	6.0	2.76	585,779	6.0
Total checking, savings, and money market	1.50	7,322,014	76.5	1.53	7,285,615	74.6
Certificates of deposit	4.38	2,254,535	23.5	4.66	2,483,635	25.4
Total deposits	2.18	$ 9,576,549	100.0%	2.33	$ 9,769,250	100.0%

                During the first quarter of 2007, TCF sold 10 out-state Michigan branches with $241.4 million in deposits.

Certificates of deposit had the following remaining maturities at December 31, 2007.

(In thousands)	$ 100,000
Maturity	Minimum	Other	Total
0-3 months	$ 273,354	$ 644,194	$ 917,548
4-6 months	225,917	664,333	890,250
7-12 months	96,366	245,814	342,180
13-24 months	9,179	56,894	66,073
25-36 months	3,829	17,443	21,272
37-48 months	1,655	7,950	9,605
49-60 months	203	3,666	3,869
Over 60 months	649	3,089	3,738
Total	$ 611,152	$ 1,643,383	$ 2,254,535

Note 10. Short-term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) for each of the years in the three year period ended December 31, 2007.

	2007		2006		2005
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

At December 31,
Federal funds purchased	$ 150,000	3.68%	$ 125,000	5.39%	$ 270,000	4.30%
Securities sold under repurchase agreements	43,297	4.31	86,788	4.95	29,101	3.86
Federal Home Loan Bank advances	100,000	4.33	—	—	150,000	4.03
Line of credit	9,500	5.93	—	—	16,500	5.15
U.S. Treasury, tax and loan borrowings	253,273	4.29	2,324	4.99	6,525	3.89
Total	$ 556,070	4.16	$ 214,112	5.20	$ 472,126	4.21

Year ended December 31,
Average daily balance
Federal funds purchased	$ 131,551	4.98%	$ 502,200	5.06%	$ 308,062	3.46%
Securities sold under repurchase agreements	36,768	4.73	53,087	4.63	518,953	3.13
Federal Home Loan Bank advances	17,575	4.48	24,657	4.57	68,630	2.84
Line of credit	8,276	7.29	1,893	5.38	18,075	4.52
U.S. Treasury, tax and loan borrowings	36,123	4.68	15,015	5.31	3,945	3.06
Total	$ 230,293	4.94	$ 596,852	5.03	$ 917,665	3.25

Maximum month-end balance
Federal funds purchased	$ 354,000	N.A.	$ 645,000	N.A.	$ 583,000	N.A.
Securities sold under repurchase agreements	84,051	N.A.	188,162	N.A.	828,378	N.A.
Federal Home Loan Bank advances	100,000	N.A.	200,000	N.A.	350,000	N.A.
Line of credit	31,000	N.A.	27,000	N.A.	56,000	N.A.
U.S. Treasury, tax and loan borrowings	253,273	N.A.	145,493	N.A.	10,949	N.A.

N.A. Not Applicable.

The securities underlying the repurchase agreements are book entry securities. During the borrowing period, book entry securities were delivered by entry into the counterparties’ accounts through the Federal Reserve System. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, but have agreed to resell to TCF identical or substantially the same securities upon the maturities of the agreements. At December 31, 2007, all of the securities sold under short-term repurchase agreements provided for the repurchase of identical securities and were collateralized by mortgage-backed securities having a fair value of $44.6 million.

TCF Financial (parent company) has an $80 million unsecured line of credit that matures in March 2008, and contains certain covenants common to such agreements. As of December 31, 2007, TCF is not in default with respect to any of its covenants under the line of credit agreement. The interest rate on the line of credit is based on either the prime rate or LIBOR. TCF has the option to select the interest rate index and term for advances on the line of credit. The line of credit may be used for appropriate corporate purposes. At December 31, 2007, TCF had $9.5 million outstanding on its bank line of credit. There were no outstanding balances under the line of credit at December 31, 2006.

Note 11. Long-term Borrowings

Long-term borrowings consist of the following.

	At December 31,
		2007		2006
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2007	$ —	—%	$ 200,000	3.65%
	2009	117,000	5.26	117,000	5.26
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
	2015	1,400,000	4.16	1,400,000	4.16
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	—	—
Subtotal		4,167,000	4.49	3,117,000	4.58
Subordinated bank notes	2014	74,726	5.27	74,545	5.27
	2015	49,619	5.37	49,458	5.37
	2016	74,395	5.63	74,337	5.63
Subtotal		198,740	5.43	198,340	5.43
Discounted lease rentals	2007	—	—	27,566	7.13
	2008	24,318	7.13	16,000	7.30
	2009	15,439	7.10	7,390	7.27
	2010	6,681	6.98	2,287	7.16
	2011	1,732	7.00	431	7.25
	2012	276	6.98	—	—
Subtotal		48,446	7.09	53,674	7.20
Other borrowings	2007	—	—	2,222	4.50
	2008	2,226	4.51	2,226	4.51
	2009	966	5.00	966	5.00
Subtotal		3,192	4.66	5,414	4.59
Total long-term borrowings		$ 4,417,378	4.56	$ 3,374,428	4.49

At December 31, 2007,TCF has pledged residential real estate loans, consumer loans, commercial real estate loans and FHLB stock with an aggregate carrying value of $5.9 billion as collateral for FHLB advances. Included in FHLB advances and repurchase agreements at December 31, 2007 are $517 million of fixed-rate FHLB advances, which are callable quarterly by our counterparties at par until maturity. In addition, TCF has $1.9 billion of FHLB advances and $1.8 billion of repurchase agreements which are callable during various years from 2008 through 2011. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. If FHLB advances are called, replacement funding will be provided by the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at December 31, 2007 were as follows.

(Dollars in thousands)	Next	Weighted-	Stated	Weighted-
	Call	Average	Maturity	Average
Year	Date	Rate	Date	Rate
2008	$1,617,000	4.42%	$—	—%
2009	1,000,000	4.45	117,000	5.26
2010	1,450,000	4.56	100,000	6.02
2011	100,000	4.82	200,000	4.85
2015	—	—	1,400,000	4.16
2016	—	—	1,100,000	4.49
2017	—	—	1,250,000	4.60
Total	$4,167,000	4.49	$4,167,000	4.49

The $75 million of subordinated notes due 2014 have a fixed-rate coupon of 5% through June 14, 2009, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.63%. The $50 million of subordinated notes due 2015 have a fixed-rate coupon of 5% through March 14, 2010, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par after June 14, 2009, and March 14, 2010, respectively. The $75 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% until February 1, 2016. These subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations.

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

Note 12. Income Taxes

(In thousands)	Current	Deferred	Total
Year ended December 31, 2007:
Federal	$ 91,170	$13,900	$105,070
State	3,100	(2,460)	640
Total	$ 94,270	$11,440	$105,710
Year ended December 31, 2006:
Federal	$112,465	$ (439)	$112,026
State	1,830	(1,691)	139
Total	$114,295	$ (2,130)	$112,165
Year ended December 31, 2005:
Federal	$120,793	$ (7,241)	$113,552
State	1,788	(62)	1,726
Total	$122,581	$ (7,303)	$115,278

The effective income tax rate differs from the federal income tax rate of 35% as a result of the following.

	Year Ended December 31,
(In thousands)	2007	2006	2005
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) in income tax expense resulting from:
State income tax, net of federal income tax benefit	.11	.03	.29
Deductible stock dividends	(1.04)	(1.14)	(1.17)
Investments in affordable housing limited partnerships	(.60)	(.60)	(.64)
Federal settlement of prior year issue	(2.27)	—	—
Changes in uncertain tax positions	(2.73)	(1.72)	(3.67)
Other, net	(.09)	(.16)	.49
Effective income tax rate	28.38%	31.41%	30.30%

Effective January 1,2007, TCF adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109 (the Interpretation). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of this Interpretation had no impact on TCF’s financial statements.

A reconciliation of the change in the gross amount, before related tax effects, of unrecognized tax benefits from January 1, 2007 to December 31,2007 is as follows:

(In thousands)
Balance at January 1, 2007	$ 24,316
Increases for tax positions related to the current year	2,305
Increases for tax positions related to prior years	211
Decreases for tax positions related to prior years	(10,150)
Decreases related to lapse of applicable statutes of limitation	(3,642)
Balance at December 31, 2007	$ 13,040

The total amount of unrecognized tax benefits that, if recognized, would affect the tax provision and the effective income tax rate is $6.5 million, net of related tax benefit effects.

TCF’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The gross amount of accrued interest at December 31, 2007 is $1.4 million. TCF recorded a reduction of accrued interest of $768 thousand during 2007.

TCF’s federal income tax returns are open and subject to examination from the 2004 tax return year and forward. TCF’s various state income tax returns are generally open from the 2003 and later tax return years based on individual state statutes of limitation. Changes in the amount of unrecognized tax benefits within the next twelve months from normal expirations of statutes of limitation are not expected to be material. TCF is under examination by certain states. TCF does not currently expect to resolve these examinations within the next twelve months. Developments in these examinations or other events could cause management to change its judgment about the amount of unrecognized tax benefits. Due to the amount and nature of these possible events, an estimate of the range of reasonably possible changes in the amount of unrecognized tax benefits cannot be made.

The significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows.

	At December 31,
(In thousands)	2007	2006
Deferred tax assets:
Stock compensation and deferred compensation plans	$30,766	$30,817
Allowance for loan and lease losses	30,968	21,531
Securities available for sale	5,868	11,748
Net operating losses and credits	7,065	6,010
Valuation allowance	(2,131)	(2,447)
Other	7,161	5,199
Total deferred tax assets	79,697	72,858
Deferred tax liabilities:
Lease financing	109,455	94,928
Loan fees and discounts	25,412	24,000
Premises and equipment	13,143	9,220
Prepaid expenses	7,907	6,941
Pension and postretirement benefits	5,078	1,241
Investments in affordable housing	4,455	3,244
Investment in FHLB Stock	3,169	3,112
Other	3,186	1,929
Total deferred tax liabilities	171,805	144,615
Net deferred tax liabilities	$92,108	$71,757

Note 13. Stockholders’ Equity

Restricted Retained Earnings Retained earnings at December 31, 2007 includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to shareholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

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

Treasury Stock and Other Treasury stock and other consists of the following.

	At December 31,
(In thousands)	2007	2006
Treasury stock, at cost	$(126,020)	$(27,827)
Shares held in trust for deferred compensation plans, at cost	(39,666)	(32,945)
Total	$(165,686)	$(60,772)

TCF purchased 3.9 million, 3.9 million and 3.5 million shares of its common stock during the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, TCF had 5.4 million shares remaining in its stock repurchase programs authorized by the Board.

Shares Held in Trust for Deferred Compensation Plans TCF has certain deferred compensation plans that previously allowed eligible executives, senior officers and certain other employees to defer payment of up to 100% of their base salary and bonus as well as grants of restricted stocks. There were no company contributions to these plans, other than payment of administrative expenses. The amounts deferred are invested in TCF stock or other publicly traded stocks, bonds or mutual funds. Directors were and still are allowed to defer up to 100% of their fees and restricted stock awards. TCF has a supplemental nonqualified Employee Stock Purchase Plan in which certain employees can contribute from 0% to 50% of their salary and bonus. At December 31, 2007, the fair value of the assets in the plans totaled $93.3 million and included $70.6 million invested in TCF common stock. The cost of TCF common stock held by TCF’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.

Note 14. Regulatory Capital Requirements

TCF is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for the current year combined with its retained net profits for the preceding two calendar years without prior approval of the OCC.

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the minimum and well-capitalized capital requirements.

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Tier 1 leverage capital
TCF	$964,467	6.16%	$469,914	3.00%	N.A.	N.A.
TCF National Bank	900,864	5.76	468,806	3.00	$781,343	5.00%
Tier 1 risk-based capital
TCF	964,467	8.28	465,931	4.00	698,897	6.00
TCF National Bank	900,864	7.75	464,934	4.00	697,402	6.00
Total risk-based capital
TCF	1,245,808	10.70	931,863	8.00	1,164,829	10.00
TCF National Bank	1,182,196	10.17	929,869	8.00	1,162,336	10.00

As of December 31, 2006:
Tier 1 leverage capital
TCF	$914,128	6.33%	$432,993	3.00%	N.A.	N.A.
TCF National Bank	821,273	5.70	432,374	3.00	$720,623	5.00%
Tier 1 risk-based capital
TCF	914,128	8.65	422,678	4.00	634,016	6.00
TCF National Bank	821,273	7.79	421,941	4.00	632,911	6.00
Total risk-based capital
TCF	1,173,073	11.10	845,355	8.00	1,056,694	10.00
TCF National Bank	1,080,218	10.24	843,881	8.00	1,054,851	10.00

N.A. Not Applicable.

At December 31, 2007, TCF, TCF National Bank and TCF National Bank Arizona exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and the OCC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

Note 15. Stock Compensation

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel. Under the Program, no more than 5% of the shares of TCF common stock outstanding on the date of initial shareholder approval may be awarded. At December 31, 2007, there were 3,937,813 shares reserved for issuance under the Program, including 144,050 shares related to outstanding stock options that are fully vested.

At December 31, 2007, there were 1,455,166 shares of performance-based restricted stock that will vest only if certain earnings per share goals and service conditions are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited. In January 2008, 1,012,666 shares of performance-based restricted stock vested. Other restricted stock grants vest over periods from three to seven years. The weighted-average grant date fair value of restricted stock was $26.81, $25.31 and $27.78 for shares granted in 2007, 2006 and 2005, respectively. Compensation expense for restricted stock totaled $7.1 million, $7.0 million and $4.7 million in 2007, 2006 and 2005, respectively. The recognized tax benefit for stock compensation expense was $2.4 million, $2.3 million and $1.6 million in 2007, 2006 and 2005, respectively. Unrecognized stock compensation for restricted stock awards was $13.8 million with a weighted-average remaining amortization period of 1.4 years at December 31, 2007, compared with $19.6 million with a weighted-average remaining amortization period of 2 years at December 31, 2006 and $20.4 million with a weighted-average remaining amortization period of 1.8 years at December 31, 2005.

TCF has also issued stock options under the Program that generally become exercisable over a period of one to 10 years from the date of the grant and expire after 10 years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant. As of December 31, 2007 and 2006, all outstanding stock options are vested. Stock options outstanding and exercisable at December 31, 2007 had exercise prices ranging from $11.78 to $16.09, a weighted-average exercise price of $13.91 and a weighted-average contractual life of 1.3 years.

In January 2008, TCF issued 1,626,000 nonqualified stock options under the Program. The options have an exercise price of $15.75 per share, with 50% exercisable in 2011 and the remaining 50% exercisable in 2012. TCF also issued under the Program 100,000 shares of performance-based restricted stock, with 50% of the award vesting in each of 2008 and 2009, provided certain return on equity goals and service conditions are met.

The following table reflects TCF’s stock option and restricted stock transactions under the Program since December 31, 2004.

	Restricted Stock		Stock Options
				Exercise Price
					Weighted-
	Shares	Price Range	Shares	Range	Average
Outstanding at December 31, 2004	3,032,226	$9.87-$30.28	325,864	$5.71-$16.64	$12.91
Granted	526,400	25.97- 28.71	—	—	—
Exercised	—	—	(66,064)	5.71- 16.64	9.60
Forfeited	(111,185)	11.05- 30.28	—	—	—
Vested	(1,138,165)	9.87- 21.85	—	—	—
Outstanding at December 31, 2005	2,309,276	9.87- 30.28	259,800	11.78- 16.64	13.76
Granted	713,900	25.18- 26.69	—	—	—
Exercised	—	—	(28,667)	11.78- 16.09	12.33
Forfeited	(133,535)	9.87- 30.28	—	—	—
Vested	(270,300)	18.03- 24.10	—	—	—
Outstanding at December 31, 2006	2,619,341	9.87- 30.28	231,133	11.78- 16.64	13.93
Granted	198,850	24.26- 28.64	—	—	—
Exercised	—	—	(87,083)	11.78- 16.64	13.96
Forfeited	(140,775)	9.87- 30.13	—	—	—
Vested	(152,200)	20.38- 26.39	—	—	—
Outstanding at December 31, 2007	2,525,216	9.87- 30.28	144,050	11.78- 16.09	13.91
Exercisable at December 31, 2007	N.A.	N.A.	144,050	11.78- 16.09	13.91

N.A. Not Applicable.

Note 16. Employee Benefit Plans

Employee Stock Purchase Plan The TCF Employees Stock Purchase Plan generally allows participants to make contributions of up to 50% of their salary and bonus on a tax-deferred basis. TCF matches the contributions of all participants with TCF common stock at the rate of 50 cents per dollar for employees with one through four years of service, up to a maximum company contribution of 3% of the employee’s salary and bonus, 75 cents per dollar for employees with five through nine years of service, up to a maximum company contribution of 4.5% of the employee’s salary and bonus, and $1 per dollar for employees with 10 or more years of service, up to a maximum company contribution of 6% of the employee’s salary and bonus. Prior to April 1, 2006, TCF matched the contributions of all participants with TCF common stock at the rate of 50 cents per dollar for employees with over one year of service, up to a maximum company contribution of 3% of the employee’s salary and bonus. Employee contributions vest immediately while the Company’s matching contributions are subject to a graduated vesting schedule based on an employee’s years of vesting service with full vesting after five years. Employees have the opportunity to diversify and invest their vested account balance in various mutual funds or TCF common stock. Effective January 1, 2007,the Company’s matching contributions can be diversified after three years. At December 31, 2007, the fair value of the assets in the plan totaled $156.5 million and included $129.9 million invested in TCF common stock. The Company’s matching contributions are expensed when made. TCF’s contributions to the plan were $6.6 million, $5.1 million and $4.3 million in 2007, 2006 and 2005, respectively.

Pension Plan The TCF Cash Balance Pension Plan (the “Pension Plan”) is a qualified defined benefit plan covering eligible employees who are at least 21 years old and have completed a year of eligibility service with TCF. Employees hired after June 30, 2004 are not eligible to participate in the Pension Plan. Effective March 31, 2006, TCF amended the Pension Plan to discontinue compensation credits for all participants. Interest credits will continue to be paid until participants’ accounts are distributed from the Pension Plan. Prior to March 31, 2006, TCF made a monthly allocation to the participant’s account based on a percentage of the participant’s compensation. The percentage was based on the sum of the participant’s age and years of employment with TCF and includes interest on the account balance based on the five-year Treasury rate plus 25 basis points. All unvested participant accounts were vested on March 31, 2006.

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

TCF accounts for the Pension Plan in accordance with Statement of Financial Accounting Standard (SFAS) No. 87 “Employers’ Accounting for Pensions,” and SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” as amended by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires companies to reflect each defined benefit and other postretirement benefits plan’s funded status on the company’s balance sheet. TCF implemented these provisions for the year ended December 31, 2006. SFAS No. 158 also requires TCF to change its measurement date from September 30 to December 31 on or before December 31, 2008. TCF will change its measurement date to December 31 in 2008. The Company does not consolidate the assets and liabilities associated with the Pension Plan.

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

The following table sets forth the status of the Pension Plan and the Postretirement Plan at the dates indicated.

	Pension Plan		Postretirement Plan
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2007	2006	2007	2006
Benefit obligation:
Accrued participant balance – vested	$55,467	$58,718	N.A.	N.A.
Present value of future service and benefits	(3,011)	(1,953)	N.A.	N.A.
Total projected benefit obligation	$52,456	$56,765	N.A.	N.A.
Accumulated benefit obligation	$52,456	$56,765	N.A.	N.A.
Change in benefit obligation:
Benefit obligation at beginning of year	$56,765	$62,076	$9,410	$8,656
Service cost – benefits earned during the year	—	1,421	17	26
Interest cost on projected benefit obligation	2,930	3,109	491	433
Plan amendments	—	(6,479)	(484)	—
Actuarial (gain) loss	(1,101)	3,370	1,175	1,341
Benefits paid	(6,138)	(6,732)	(1,118)	(1,046)
Projected benefit obligation at end of year	52,456	56,765	9,491	9,410
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	64,277	61,950	—	—
Actual return on plan assets	9,367	5,059	—	—
Benefits paid	(6,138)	(6,732)	(1,118)	(1,046)
TCF contributions	—	4,000	1,118	1,046
Fair value of plan assets at end of year	67,506	64,277	—	—
Funded status plans at end of year	$15,050	$7,512	$(9,491)	$(9,410)
Amounts recognized in Statements of Financial Condition:
Prepaid (accrued) benefit cost at end of year	$15,050	$7,512	$(9,491)	$(9,410)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss, before tax:
Transition obligation	—	—	20	605
Accumulated actuarial net loss	7,221	16,410	4,518	3,566
Accumulated other comprehensive loss (AOCL), before tax	7,221	16,410	4,538	4,171
Total prepaid (accrued) benefit cost and AOCL	$22,271	$23,922	$(4,953)	$(5,239)

N.A. Not Applicable.

The following table sets forth the changes recognized in accumulated other comprehensive loss at the dates indicated.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2007	2006	2005	2007	2006	2005
Accumulated other comprehensive loss at beginning of year, before tax	$16,410	$—	N.A.	$4,171	$—	N.A.
Impact of plan amendments on transition obligation	—	—	N.A.	(484)	—	N.A.
Actuarial net loss (gain) arising during the period	(5,530)	—	N.A.	1,175	—	N.A.
Amortizations (recognized in net periodic benefit cost):
Transition obligation cost (credit)	—	—	N.A.	(101)	—	N.A.
Actuarial loss	(1,997)	—	N.A.	(223)	—	N.A.
Settlement expense	(1,662)	—	N.A.	—	—	N.A.
Initial application of FAS 158	—	16,410	N.A.	—	4,171	N.A.
Total recognized in other comprehensive (income) loss	(9,189)	16,410	N.A.	367	4,171	N.A.
Accumulated other comprehensive loss at end of year, before tax	$7,221	$16,410	N.A.	$4,538	$4,171	N.A.

N.A. Not Applicable.

The measurement dates used for determining the Pension Plan and the Postretirement Plan projected and accumulated benefit obligations and the date used to value plan assets were September 30, 2007 and 2006. The discount rate used to measure the benefit obligation of the Pension Plan was 6% for the year ended December 31, 2007 and 5.5% for the year ended December 31, 2006. The discount rate used to measure the benefit obligation of the Postretirement Plan was 6% for the year ended December 31, 2007 and 5.5% for the year ended December 31, 2006.

Net periodic benefit cost included in compensation and employee benefits expense consists of the following.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2007	2006	2005	2007	2006	2005
Service cost	$—	$1,421	$5,303	$17	$26	$35
Interest cost	2,930	3,109	3,428	491	433	552
Expected return on plan assets	(4,938)	(5,023)	(5,727)	—	—	—
Amortization of transition obligation	—	—	—	101	101	131
Amortization of prior service cost	—	(21)	(249)	—	—	—
Recognized actuarial loss	1,997	2,330	1,050	223	119	139
Settlement expense	1,662	1,742	—	—	—	—
Plan amendment/curtailment gain	—	(400)	—	—	—	—
Net periodic benefit cost	$1,651	$3,158	$3,805	$832	$679	$857

The discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation used to determine the net benefit cost were as follows.

	Pension Plan				Postretirement Plan
Assumptions used to	Year Ended December 31,				Year Ended December 31,
determine net benefit cost	2007	2006		2005	2007	2006	2005
Discount rate	5.5%	5.25/5.5	%(1)	6.0%	5.5%	5.25%	6.0%
Expected long-term rate of return on plan assets	8.50	8.75		8.75	N.A.	N.A.	N.A.
Rate of compensation increase	N.A.	4.0		4.0	N.A.	N.A.	N.A.

(1) Due to a curtailment and liability remeasurement as of February 1, 2006 for the Pension Plan, the discount rate used to determine net benefit cost was increased from 5.25% for the period ending February 1, 2006 to 5.5% for the period ended December 31, 2006.

N.A. Not Applicable.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows.

		Postretirement
(In thousands)	Pension Plan	Plan	Total
Actuarial net loss	$ 859	$311	$1,170
Settlement	713	—	713
Transition obligation	—	4	4
Total	$1,572	$315	$1,887

TCF’s Pension Plan assets are invested in index mutual funds that are designed to mirror the performance of the Standard and Poor’s 500 and the Morgan Stanley Capital International U.S. Mid-Cap 450 indexes, at targeted weightings of 75% and 25%, respectively.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year weighted-average return of the indexes consistent with the Plan’s current investment strategy was 7.1%, net of administrative expenses. Although past performance is no guarantee of the future results, TCF is not aware of any reasons why it should not be able to achieve the assumed future average long term annual returns of 8.5%, net of administrative expenses, on plan assets over complete market cycles. A 1% difference in the expected return on plan assets would result in a $589 thousand change in net periodic pension expense.

The discount rate used to determine TCF’s pension and postretirement benefit obligations as of December 31, 2007 and December 31, 2006 was determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by Moody’s. Bonds containing call or put provisions were excluded. The average estimated duration of TCF’s Pension and Postretirement Plans varied between seven and eight years. In prior years, the discount rate was determined based on the Moody’s AA and Citigroup Pension Liability long-term bond indexes.

The actual return on plan assets, net of administrative expenses was 14.4% for 2007 and 8.5% for 2006. The actual return on plan assets for 2007 decreased the actuarial loss by $4.4 million. The increase in the discount rate from 5.5% at December 31, 2006 to 6.0% at December 31, 2007 decreased the actuarial loss by $2.6 million. Various plan participant census changes increased the actuarial loss by $1.5 million in 2007. The decrease in the actuarial loss in 2006 was primarily due to the vesting of all participants effective April 1, 2006 and the change in the discount rate assumption from 5.25% to 5.5%, partially offset by various plan participant census changes.

For 2007, TCF is eligible to contribute up to $12.3 million to the Pension Plan until the 2007 federal income tax return has been filed under various IRS funding methods, but is not required to make any contributions. TCF currently has no plans to contribute to the Pension Plan in 2008. TCF expects to contribute $1 million to the Postretirement Plan in 2008. TCF contributed $1.1 million to the Postretirement Plan in 2007. TCF currently has no plans to pre-fund the Postretirement Plan in 2008.

The following are expected future benefit payments used to determine projected benefit obligations.

	Pension	Postretirement
(In thousands)	Plan	Plan
2008	$ 6,546	$1,007
2009	5,040	1,016
2010	4,734	983
2011	4,568	955
2012	4,460	924
2013-2017	18,961	4,060

The following table presents assumed health care cost trend rates for the Postretirement Plan at December 31, 2007 and 2006.

	2007	2006
Health care cost trend rate assumed for next year	9%	7.4%
Final health care cost trend rate	5%	5%
Year that final health care trend rate is reached	2012	2009

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$ 21	$ (19)
Effect on postretirement benefits obligations	380	(345)

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

Financial instruments with off-balance sheet risk are summarized as follows.

	At December 31,
(In thousands)	2007	2006
Commitments to extend credit:
Consumer home equity and other	$1,927,001	$1,889,100
Commercial	621,025	618,055
Leasing and equipment finance	89,206	91,271
Other	83,686	79,444
Total commitments to extend credit	2,720,918	2,677,870
Standby letters of credit and guarantees on industrial revenue bonds	76,357	96,285
Total	$2,797,275	$2,774,155

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

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization. Securities available for sale are carried at fair value, which is based on quoted market prices. Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.

The following methods and assumptions are used by the Company in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

Investments Short-term investments approximate their fair values due to the short period of time until their realization. The fair value of other investments is estimated based on discounting cash flows at current market rates and consideration of credit exposure.

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

	At December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Investments	$148,267	$148,270	$170,129	$170,129
Education loans held for sale	156,135	157,083	144,574	145,464
Loans:
Consumer home equity and other:
Closed-end loans and other	5,160,997	5,113,946	4,712,762	4,597,165
Home equity lines of credit(1)	1,429,634	1,429,634	1,232,315	1,232,315
Total consumer home equity and other	6,590,631	6,543,580	5,945,077	5,829,480
Commercial real estate	2,557,330	2,587,342	2,390,653	2,377,243
Commercial business	558,325	560,020	551,995	551,319
Equipment finance loans	604,185	616,886	492,062	489,105
Residential real estate	527,607	518,313	627,790	615,373
Allowance for loan losses(2)	(69,796)	—	(48,480)	—
Total financial instrument assets	$11,072,684	$11,131,494	$10,273,800	$10,178,113
Financial instrument liabilities:
Checking, savings and money market deposits	$7,322,014	$7,322,014	$7,285,615	$7,285,615
Certificates of deposit	2,254,535	2,252,848	2,483,635	2,471,847
Short-term borrowings	556,070	556,070	214,112	214,112
Long-term borrowings	4,417,378	4,569,832	3,374,428	3,359,300
Total financial instrument liabilities	$14,549,997	$14,700,764	$13,357,790	$13,330,874
Financial instruments with off-balance-sheet risk:(3)
Commitments to extend credit(4)	$38,402	$38,402	$35,254	$35,254
Standby letters of credit(5)	(215)	(215)	(200)	(200)
Total financial instruments with off-balance-sheet risk	$38,187	$38,187	$35,054	$35,054

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

Note 19. Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table.

	Year Ended December 31,
(Dollars in thousands, except per-share data)	2007	2006	2005
Basic Earnings Per Common Share
Net income	$266,808	$244,943	$265,132
Weighted-average shares outstanding	127,919,997	131,614,386	134,652,568
Restricted stock	(2,521,887)	(2,604,836)	(2,274,032)
Weighted-average common shares outstanding for basic earnings per common share	125,398,110	129,009,550	132,378,536
Basic earnings per common share	$2.13	$1.90	$2.00
Diluted Earnings Per Common Share
Net income	$266,808	$244,943	$265,132
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	125,398,110	129,009,550	132,378,536
Net dilutive effect of:
Restricted stock	356,316	110,455	226,179
Stock options	76,340	105,480	137,144
Weighted-average common shares outstanding for diluted earnings per common share	125,830,766	129,225,485	132,741,859
Diluted earnings per common share	$2.12	$1.90	$2.00

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

Note 20. Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. The following table summarizes the components of comprehensive income.

	Year Ended December 31,
(In thousands)	2007	2006	2005
Net income	$266,808	$244,943	$265,132
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on securities available for sale	30,237	(94)	(20,360)
Reclassification adjustment for securities gains included in net income	(13,278)	—	(10,671)
Recognized pension and postretirement actuarial losses and transition obligation	8,822	—	—
Income tax (expense) benefit	(8,910)	(280)	11,231
Total other comprehensive income (loss)	16,871	(374)	(19,800)
Comprehensive income	$283,679	$244,569	$245,332

Note 21. Other Expense

Other expense consists of the following.

	Year Ended December 31,
(In thousands)	2007	2006	2005
Card processing and issuance	$18,134	$16,986	$15,588
Deposit account losses	17,629	17,455	16,821
Postage and courier	13,663	14,532	14,303
Telecommunications	11,790	12,702	12,305
Office supplies	9,581	10,255	10,009
ATM processing	8,647	8,956	8,935
Visa indemnification expense	7,696	—	—
Foreclosed real estate, net	5,006	3,684	2,253
Federal deposit insurance and OCC assessments	3,247	3,033	2,777
Deposit base intangible amortization	956	1,629	1,659
Other	59,216	62,217	58,834
Total other expense	$155,565	$151,449	$143,484

Note 22. Business Segments

Banking and leasing and equipment finance have been identified as reportable operating segments. Banking includes the following operating units that provide financial services to customers: deposits and investments products, commercial banking, consumer lending and treasury services. Management of TCF’s banking operations is organized by state. The separate state operations have been aggregated for purposes of segment disclosures. Leasing and equipment finance provides a broad range of comprehensive leasing and equipment finance products addressing the financing needs of diverse businesses. In addition, TCF’s bank holding company (“Parent Company”) and corporate functions provide data processing, bank operations and other professional services to the operating segments.

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

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Year Ended
December 31, 2007:
Revenues from external customers:
Interest income	$820,516	$147,507	$—	$—	$968,023
Non-interest income	481,346	59,152	959	—	541,457
Total	$1,301,862	$206,659	$959	$—	$1,509,480
Net interest income	$485,535	$65,356	$(714)	$—	$550,177
Provision for credit losses	51,741	5,251	—	—	56,992
Non-interest income	481,346	59,152	156,899	(155,940)	541,457
Non-interest expense	594,691	65,351	158,022	(155,940)	662,124
Income tax expense (benefit)	88,389	19,330	(2,009)	—	105,710
Net income	$232,060	$34,576	$172	$—	$266,808
Total assets	$15,478,259	$2,281,781	$144,582	$(1,927,568)	$15,977,054

At or For the Year Ended
December 31, 2006:
Revenues from external customers:
Interest income	$763,846	$122,292	$—	$—	$886,138
Non-interest income	428,413	53,004	8,047	—	489,464
Total	$1,192,259	$175,296	$8,047	$—	$1,375,602
Net interest income	$477,453	$58,659	$445	$973	$537,530
Provision for credit losses	18,121	2,568	—	—	20,689
Non-interest income	428,413	53,004	134,645	(126,598)	489,464
Non-interest expense	585,512	56,932	132,378	(125,625)	649,197
Income tax expense (benefit)	93,786	18,773	(394)	—	112,165
Net income	$208,447	$33,390	$3,106	$—	$244,943
Total assets	$14,256,595	$1,989,230	$131,509	$(1,707,600)	$14,669,734

At or For the Year Ended
December 31, 2005:
Revenues from external customers:
Interest income	$634,312	$97,596	$114	$—	$732,022
Non-interest income	425,017	47,465	5,760	—	478,242
Total	$1,059,329	$145,061	$5,874	$—	$1,210,264
Net interest income	$455,549	$57,014	$2,780	$2,347	$517,690
Provision for credit losses	4,593	3,993	—	—	8,586
Non-interest income	425,017	47,465	125,337	(119,577)	478,242
Non-interest expense	549,586	48,596	125,984	(117,230)	606,936
Income tax expense	96,505	18,493	280	—	115,278
Net income	$229,882	$33,397	$1,853	$—	$265,132
Total assets	$12,931,312	$1,635,528	$195,355	$(1,373,601)	$13,388,594

Note 23. Parent Company Financial Information

TCF Financial Corporation’s (parent company only) condensed statements of financial condition as of December 31, 2007 and 2006, and the condensed statements of income and cash flows for the years ended December 31, 2007, 2006 and 2005 are as follows.

Condensed Statements of Financial Condition

	At December 31,
(In thousands)	2007	2006
Assets:
Cash	$2,883	$17,652
Investment in bank subsidiaries	1,069,373	975,466
Dividends receivable from bank subsidiaries	—	4,691
Accounts receivable from affiliates	24,320	22,237
Other assets	24,848	21,994
Total assets	$1,121,424	$1,042,040
Liabilities and Stockholders’ Equity:
Short-term borrowings	$9,500	$—
Other liabilities	12,912	8,666
Total liabilities	22,412	8,666
Stockholders’ equity	1,099,012	1,033,374
Total liabilities and stockholders’ equity	$1,121,424	$1,042,040

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2007	2006	2005
Interest income	$—	$—	$38
Interest expense	603	232	818
Net interest expense	(603)	(232)	(780)
Dividends from TCF National Bank	194,558	203,908	165,025
Other non-interest income:
Affiliate service fees	12,241	7,921	10,067
Other	142	1,901	746
Total other non-interest income	12,383	9,822	10,813
Non-interest expense:
Compensation and employee benefits	11,866	7,255	8,618
Occupancy and equipment	440	414	403
Other	1,581	2,982	2,386
Total non-interest expense	13,887	10,651	11,407
Income before income tax benefit and equity in undistributed earnings of subsidiaries	192,451	202,847	163,651
Income tax benefit	1,502	1,558	1,342
Income before equity in undistributed earnings of subsidiaries	193,953	204,405	164,993
Equity in undistributed earnings of bank subsidiaries	72,855	40,538	100,139
Net income	$266,808	$244,943	$265,132

In December 2006, TCF contributed $35 million in initial capital to TCF National Bank Arizona to meet regulatory requirements and to fund its operations.

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$266,808	$244,943	$265,132
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiaries	(68,163)	(33,229)	(107,548)
Other, net	1,188	(18,713)	(13,594)
Total adjustments	(66,975)	(51,942)	(121,142)
Net cash provided by operating activities	199,833	193,001	143,990
Cash flows from investing activities:
Capital distribution from TCF National Bank	—	75,000	50,000
Investment in TCF National Bank Arizona	—	(35,000)	—
Purchases of premises and equipment, net	(88)	(104)	(28)
Net cash provided (used) by investing activities	(88)	39,896	49,972
Cash flows from financing activities:
Dividends paid on common stock	(124,513)	(121,405)	(114,543)
Purchases of common stock	(105,251)	(101,045)	(93,499)
Net increase (decrease) in short-term borrowings	9,500	(16,500)	2,500
Stock compensation tax benefits	4,534	20,681	10,716
Other, net	1,216	354	577
Net cash used by financing activities	(214,514)	(217,915)	(194,249)
Net increase (decrease) in cash	(14,769)	14,982	(287)
Cash at beginning of year	17,652	2,670	2,957
Cash at end of year	$2,883	$17,652	$2,670

Note 24. Litigation Contingencies

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

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	At
(Dollars in thousands,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
except per-share data)	2007	2007	2007	2007	2006	2006	2006	2006
Selected Financial Condition Data:
Loans and leases excluding education and residential real estate loans	$11,810,629	$11,334,162	$11,038,605	$10,815,212	$10,705,890	$10,496,031	$10,231,268	$9,824,661
Securities available for sale	1,963,681	2,022,505	1,943,450	1,859,244	1,816,126	1,770,427	1,781,995	1,816,135
Residential real estate loans	527,607	547,552	572,619	602,748	627,790	659,477	695,214	732,912
Subtotal	2,491,288	2,570,057	2,516,069	2,461,992	2,443,916	2,429,904	2,477,209	2,549,047
Goodwill	152,599	152,599	152,599	152,599	152,599	152,599	152,599	152,599
Total assets	15,977,054	15,530,338	14,977,704	14,898,375	14,669,734	14,319,387	14,222,561	13,851,936
Checking, savings and money market deposits	7,322,014	7,312,568	7,331,605	7,420,480	7,285,615	7,224,223	7,261,327	7,461,186
Certificates of deposit	2,254,535	2,433,498	2,511,090	2,477,230	2,483,635	2,454,469	2,382,273	2,128,723
Total deposits	9,576,549	9,746,066	9,842,695	9,897,710	9,769,250	9,678,692	9,643,600	9,589,909
Short-term borrowings	556,070	167,319	285,828	47,376	214,112	376,397	561,374	346,528
Long-term borrowings	4,417,378	4,266,022	3,568,997	3,571,930	3,374,428	2,976,133	2,778,277	2,688,131
Stockholders’ equity	1,099,012	1,043,447	1,001,032	1,062,008	1,033,374	1,031,189	977,385	968,300

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
Selected Operations Data:
Net interest income	$139,571	$137,704	$137,425	$135,477	$135,887	$135,033	$135,442	$131,168
Provision for credit losses	20,124	18,883	13,329	4,656	10,073	5,288	4,177	1,151
Net interest income after provision for credit losses	119,447	118,821	124,096	130,821	125,814	129,745	131,265	130,017
Non-interest income:
Fees and other revenue	124,845	126,394	126,882	112,164	118,831	128,252	123,622	114,571
Gains on sales of securities available for sale	11,261	2,017	—	—	—	—	—	—
Gains on sales of branches and real estate	2,752	1,246	2,723	31,173	—	1,260	—	2,928
Total non-interest income	138,858	129,657	129,605	143,337	118,831	129,512	123,622	117,499
Non-interest expense	172,613	162,777	162,534	164,200	165,562	162,389	160,966	160,280
Income before income tax expense	85,692	85,701	91,167	109,958	79,083	96,868	93,921	87,236
Income tax expense	22,875	26,563	29,038	27,234	25,350	30,941	26,860	29,014
Net income	$62,817	$59,138	$62,129	$82,724	$53,733	$65,927	$67,061	$58,222
Per common share:
Basic earnings	$.51	$.48	$.49	$.65	$.42	$.51	$.52	$.45
Diluted earnings	$.50	$.48	$.49	$.65	$.42	$.51	$.52	$.45
Dividends declared	$.2425	$.2425	$.2425	$.2425	$.23	$.23	$.23	$.23

Financial Ratios:
Return on average assets(1)	1.60%	1.55%	1.67%	2.24%	1.49%	1.86%	1.92%	1.71
Return on average common equity(1)	23.55	23.39	24.16	31.81	20.68	26.44	27.75	23.82
Net interest margin(1)	3.83	3.90	4.02	4.00	4.07	4.11	4.22	4.25
Net charge-offs as a percentage of average loans and leases(1)	.46	.38	.24	.10	.24	.18	.16	.08
Average total equity to average assets	6.79	6.64	6.92	7.03	7.20	7.02	6.92	7.18

(1)                Annualized.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2007. Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the fourth quarter of 2007 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

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

                Management completed an assessment of TCF’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that TCF’s internal control over financial reporting was effective as of December 31, 2007.

                KPMG LLP, TCF’s registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2007.

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

February 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TCF Financial Corporation:

We have audited TCF Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report. Our responsibility is to express an opinion on TCF Financial Corporation’s internal control over financial reporting based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

                In our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota

February 14, 2008

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF’s definitive Proxy Statement dated March 5, 2008 and incorporated herein by reference: Election of Directors: Background of the Nominees and Other Directors; TCF Stock Ownership of Directors, Officers and 5% Owners – Were All Stock Ownership Reports Timely Filed by TCF Financial Insiders? and Background of Executive Officers Who are Not Directors.

                Information regarding procedures for nominations of Directors is set forth in the section entitled Election of Directors: Corporate Governance – Director Nominations and Additional Information in TCF’s definitive Proxy Statement dated March 5, 2008, and is incorporated herein by reference.

Audit Committee and Financial Expert

Information regarding TCF’s separately standing Audit Committee, its members and financial experts is set forth in the section of TCF’s definitive proxy statement for the 2008 Annual Meeting entitled Election of Directors: Background of the Nominees and Other Directors – Committee Membership and – Board Committee Memberships and Meetings in 2007 and is incorporated herein by reference.

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

                The Board has determined that Gerald A. Schwalbach, the Audit Committee Chairman, George G. Johnson and Douglas A. Scovanner meet the requirements of audit committee financial experts. The Board has also determined that Mr. Schwalbach, Mr. Johnson and Mr. Scovanner are independent. Additional information regarding Mr. Schwalbach, Mr. Johnson, Mr. Scovanner and other directors is set forth in the section Election of Directors: Background of the Nominees and Other Directors in TCF’s definitive Proxy Statement dated March 5, 2008 and is incorporated herein by reference.

Code of Ethics for Senior Financial Management

TCF adopted a code of ethics for senior financial management in March 2003. This code of ethics is available for review at the Company’s website at www.tcfbank.com under the “Corporate Governance” section. Any changes to or waivers of violations of the code of ethics for senior financial management will be posted to the Company’s website.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of TCF’s definitive Proxy Statement dated March 5, 2008 and is incorporated herein by reference: Election of Directors:

Compensation of Directors; Compensation Discussion and Analysis; Compensation Committee Report; Summary Compensation Table; Grants of Plan-Based Awards in 2007; Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested in 2007; Pension Benefits; Nonqualified Deferred Compensation and Potential Payments Upon Termination or Change in Control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF’s common stock by TCF’s directors, executive officers, and certain other shareholders and shares authorized under plans is set forth in the sections entitled Election of Directors: TCF Stock Ownership of Directors, Officers and 5% Owners and Equity Compensation Plans Approved by Stockholders of TCF’s definitive Proxy Statement dated March 5, 2008 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between TCF and management is set forth in the section entitled Election of Directors: Director Independence of TCF’s definitive Proxy Statement dated March 5, 2008 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures relating to audit and non-audit services provided by the Company’s independent registered public accounting firm is set forth in the section entitled Advisory Vote on TCF Financial’s Appointment of Independent Registered Public Accountants: Audit Committee Report of TCF’s definitive Proxy Statement dated March 5, 2008 and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

1. Financial Statements

The following consolidated financial statements of TCF and its subsidiaries, are filed as part of this report:

Description Page	Page
Selected Financial Data	16

Consolidated Statements of Financial Condition at December 31, 2007 and 2006	45

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2007	46

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2007	47

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007	48

Notes to Consolidated Financial Statements	49

Other Financial Data	76

Management’s Report on Internal Control Over Financial Reporting	77

Reports of Independent Registered Public Accounting Firm	44, 78

2. Financial Statement Schedules
All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits
See Index to Exhibits on page 83 of this report.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF Financial Corporation
Registrant

By	/s/ Lynn A. Nagorske
Lynn A. Nagorske
Chief Executive Officer and Director

Dated: February 14, 2008

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/	William A. Cooper	Chairman of the Board and Director	February 14, 2008
William A. Cooper

/s/	Lynn A. Nagorske	Chief Executive Officer and Director	February 14, 2008
	Lynn A. Nagorske	(Principal Executive Officer)

/s/	Thomas F. Jasper	Executive Vice President and	February 14, 2008
	Thomas F. Jasper	Chief Financial Officer (Principal Financial Officer)

/s/	David M. Stautz	Senior Vice President, Controller	February 14, 2008
	David M. Stautz	and Assistant Treasurer (Principal Accounting Officer)

/s/	Gregory J. Pulles	Director, Vice Chairman, General Counsel	February 14, 2008
	Gregory J. Pulles	and Secretary

/s/	William F. Bieber	Director	February 14, 2008
William F. Bieber

/s/	Rodney P. Burwell	Director	February 14, 2008
Rodney P. Burwell

/s/	Thomas A. Cusick	Director	February 14, 2008
Thomas A. Cusick

/s/	Luella G. Goldberg	Director	February 14, 2008
Luella G. Goldberg

/s/	George G. Johnson	Director	February 14, 2008
George G. Johnson

/s/	Peter L. Scherer	Director	February 14, 2008
Peter L. Scherer

/s/	Gerald A. Schwalbach	Director	February 14, 2008
Gerald A. Schwalbach

/s/	Douglas A. Scovanner	Director	February 14, 2008
Douglas A. Scovanner

/s/	Ralph Strangis	Director	February 14, 2008
Ralph Strangis

Index to Exhibits

Exhibit
No.	Description

3(a)

Restated Certificate of Incorporation of TCF Financial Corporation, as amended and restated through April 29, 1998 [incorporated by reference to Exhibit 3(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999]

3(b)#	Bylaws of TCF Financial Corporation, as amended through May 21, 2005, and as further amended by amendments adopted on February 26, 2007 and October 15, 2007.

4(a)

Rights Agreement, dated as of May 12, 1999, between TCF Financial Corporation and BankBoston, N.A. [incorporated by reference to Exhibit 1 to TCF Financial Corporation’s Registration Statement on Form 8-A filed May 24, 1999] and as amended January 24, 2005 [incorporated by reference to Exhibit 4(a) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

4(b)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(a)

Stock Option and Incentive Plan of TCF Financial Corporation, as amended [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Registration Statement on Form S-4, No. 33-14203 filed May 12, 1987]; Second Amendment, Third Amendment and Fourth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, No. 0-16431]; Fifth Amendment to the Plan [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989]; amendment dated January 21, 1991 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990]; and as further amended by amendment dated January 28, 1992 and amendment dated March 23, 1992 (effective April 15, 1992) [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991]

10(b)

TCF Financial Incentive Stock Program as amended and restated on March 5, 2004, and approved by Shareholders of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix B to TCF Financial Corporation’s Definitive Proxy Statement filed with the SEC on March 17, 2004]; and as amended by amendment adopted October 16, 2006 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Current Report on Form 8-K filed October 20, 2006]; Amended and Restated TCF Financial Incentive Stock Program [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

10(b)-1*

Form of TCF Financial Corporation Incentive Stock Program Performance-Based Restricted Stock Agreement [incorporated by reference to Exhibit 10(b)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed April 29, 2005]

10(b)-2

Form of TCF Financial Corporation Restricted Stock Agreement and Non-solicitation/Confidentiality Agreement [incorporated by reference to Exhibit 10(b)-2 to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005]

Exhibit
No.	Description

10(b)-3

Summary of Stock Award Program for Consumer Lending and Business Banker Divisions [incorporated by reference to Exhibit 10(b)-3 to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005]

10(b)-4*

Form of Year 2006 Executive Stock Grant Award Agreement dated January 23, 2006 [incorporated by reference to Exhibit 10(b)-4 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2006]

10(b)-5*

TCF Financial Corporation Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement dated January 22, 2007 (“Performance-Based Stock Award”) [incorporated by reference to Exhibit 10(b)-5 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2007]

10(b)-6*

TCF Financial Corporation Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement, dated January 22, 2007 [incorporated by reference to Exhibit 10(b)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2007]

10(b)-7*

TCF Financial 1995 Incentive Stock Program Incentive Stock Option Agreement of Craig R. Dahl dated May 11, 1999 [incorporated by reference to Exhibit 10(b)-7 to TCF Financial Corporation’s Current Report on Form 10-Q filed April 26, 2007]

10(b)-8*	Nonqualified Stock Option Agreement of Craig R. Dahl dated May 11, 1999 [incorporated by reference to Exhibit 10(b)-8 to TCF Financial Corporation’s Current Report on Form 10-Q filed April 26, 2007]

10(b)-9*

Form of the 2008 Restricted Stock Agreement as executed by certain executives effective January 21, 2008 [incorporated by reference to Exhibit 10(b)-9 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

10(b)-10*

Form of the 2008 Nonqualified Stock Option Agreement as executed by certain executives effective January 21, 2008 [incorporated by reference to Exhibit 10(b)-10 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

10(c)

TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(c) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(d)

Amended and Restated Trust Agreement for TCF Financial Corporation Executive Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]; and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003]

Exhibit
No.	Description

10(e)*

Employment Agreement of William A. Cooper, dated July 1, 1996 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996]; as amended March 1, 1997 [incorporated by reference to Exhibit 10(e) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996]

10(e)-1*

Agreement between William A. Cooper and TCF Financial Corporation and TCF National Bank dated January 24, 2005 [incorporated by reference to Exhibit 10(e)-1 to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]; as amended December 15, 2005 [incorporated by reference to Exhibit 10(e)-2 to TCF Financial Corporation’s Report on Form 8-K filed December 19, 2005]

10(e)-2*

Restricted Stock Agreement between William A. Cooper and TCF Financial Corporation dated January 24, 2005 [incorporated by reference to Exhibit 10(e)-2 to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(e)-3*

Employment Agreement between Lynn A. Nagorske and TCF Financial Corporation dated December 15, 2005 [incorporated by reference to Exhibit 10 (e)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed December 19, 2005]

10(e)-4*

Employment Agreement between Neil W. Brown and TCF Financial Corporation dated December 15, 2005 [incorporated by reference to Exhibit 10(i)-1 of TCF Financial Corporation’s Report on Form 8-K filed December 19, 2005]

10(e)-5*

Form of Employment Agreement as executed by certain executives dated December 15, 2005 [incorporated by reference to Exhibit 10(i)-2 of TCF Financial Corporation’s Current Report on Form 8-K filed December 19, 2005]

10(e)-6*

Employment Agreement between Craig R. Dahl and TCF Financial Corporation dated April 26, 1999, Change in Control Agreement and Amendment to Employment Agreement between Craig R. Dahl and TCF Financial Corporation dated April 15, 2005 and Non Solicitation / Confidentiality Agreement between Craig R. Dahl and TCF Financial Corporation dated April 15, 2005 [incorporated by reference to Exhibit 10(e)-6 of TCF Financial Corporation’s Current Report on Form 10-Q filed April 26, 2007]

10(e)-7*

Employment Agreement between Lynn A. Nagorske and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(e)-8*

Employment Agreement between Neil W. Brown and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-7 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(e)-9*

Form of Employment Agreement as executed by certain executives effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-8 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(e)-10*

Employment Agreement between Craig Dahl and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-9 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

Exhibit
No.	Description

10(g)*	Change in Control Agreement of Lynn A. Nagorske, dated December 15, 2005 [incorporated by reference to Exhibit 10(f) to TCF Financial Corporation’s Report on Form 8-K filed December 19, 2005]

10(g)-1*	Change in Control Agreement of Neil W. Brown dated December 15, 2005 [incorporated by reference to Exhibit 10(g)-1 of TCF Financial Corporation’s Report Form 8-K filed December 19, 2005]

10(g)-2*

Form of Change in Control Agreement as executed by certain executives and dated December 15, 2005 [incorporated by reference to Exhibit 10(g)-2 of TCF Financial Corporation’s Report Form 8-K filed December 19, 2005]

10(g)-3*

Form of Non-solicitation Agreement and Change in Control Contract as executed by certain Senior Officers dated December 15, 2005 [incorporated by reference to Exhibit 10(i)-3 of TCF Financial Corporation’s Report 8-K filed December 19, 2005]

10(g)-4*

Change in Control Agreement between Lynn A. Nagorske and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(g)-4 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(g)-5*

Change in Control Agreement between Neil W. Brown and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(g)-5 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(g)-6*

Form of Change of Control Agreement as executed by certain executives effective January 1, 2008 [incorporated by reference to Exhibit 10(g)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(g)-7*

Form of Change in Control and Non-Solicitation Agreement as executed by certain Senior Officers effective January 1, 2008 [incorporated by reference to Exhibit 10(g)-7 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(j)-1

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

Trust Agreement for TCF Financial Corporation Supplemental Employee Retirement Plan, dated August 21, 1991 [incorporated by reference to Exhibit 10.16 to TCF Financial Corporation’s Registration Statement on Form S-2, filed November 15, 1991, No. 33-43988]; as amended on October 20, 1997 [incorporated by reference to Exhibit 10(n) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(k) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

Exhibit
No.	Description

10(l)

TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(l) to TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]

10(m)

Amended and Restated Trust Agreement for TCF Financial Corporation Senior Officer Deferred Compensation Plan effective September 1, 1998; amendment adopted effective November 1, 1998 [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998]; Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]; and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003]

10(n)

Directors Stock Program [incorporated by reference to Program filed as Appendix A with TCF Financial Corporation’s Definitive 14A filing of its proxy statement on March 16, 2005 and as filed as Exhibit 10(n) of TCF Financial Corporation’s Current Report on Form 8-K filed April 29, 2005]

10(o)*

2003 Management Incentive Plan-Executive [incorporated by reference to Exhibit 10(o) of TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2003];and 2004 Management Incentive Plan – Executive [incorporated by reference to Exhibit 10(o) of TCF Financial Corporation’s Report on Form 10-Q for the quarter ended March 31, 2004] and 2005 Management Incentive Plan – Executive [incorporated by reference to Exhibit 10(o) of TCF Financial Corporation’s Current Report on Form 8-K (filed January 27, 2005)]; and 2006 Management Incentive Plan – Executive [incorporated by reference to Exhibit 10(o) of TCF Financial Corporation’s Current Report on Form 8-K (filed January 25, 2006)]; and Form of 2007 Management Incentive Plan – Executive Agreement [incorporated by reference to Exhibit 10(o) of TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2007]; Form of 2008 Management Incentive Plan – Executive Agreement [incorporated by reference to Exhibit 10(o) of TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

10(o)-1*

2007 Management Incentive Plan – Leasing Executive Agreement [incorporated by reference to Exhibit 10(o)-1 of TCF Financial Corporation’s Current Report on Form 10-Q filed April 26, 2007]; 2008 Management Incentive Plan – Leasing Executive Agreement [incorporated by reference to Exhibit 10(o)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

10(p)

TCF Performance-Based Compensation Policy for Covered Executive Officers as amended and restated effective January 1, 2004, and approved by Shareholders of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix A to TCF Financial Corporation’s Definitive 14A filing of its Proxy Statement (filed March 17, 2004)]

Exhibit
No.	Description

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

Trust Agreement for TCF Directors Deferred Compensation Plan; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]; and as amended by amendments effective as of June 30, 2003 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003]

10(t)	TCF Directors Retirement Plan dated October 24, 1995 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995]

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

21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2007)

23#	Consent of KPMG LLP dated February 15, 2008

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

* Executive Contract

# Filed herein