Form 10-Q
period 2008-03-31
TCF FINANCIAL CORP
filed 2008-05-02
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 22, 2008
Common Stock, $.01 par value	126,484,523 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	March 31,	December 31,
(Dollars in thousands, except per-share data)	2008	2007
	(Unaudited)
Assets

Cash and due from banks	$331,171	$358,174
Investments	144,179	148,267
Securities available for sale	2,177,262	1,963,681
Education loans held for sale	223,333	156,135
Loans and leases:
Consumer home equity and other	6,784,621	6,590,631
Commercial real estate	2,596,050	2,557,330
Commercial business	535,014	558,325
Leasing and equipment finance	2,180,782	2,104,343
Subtotal	12,096,467	11,810,629
Residential real estate	506,394	527,607
Total loans and leases	12,602,861	12,338,236
Allowance for loan and lease losses	(97,390)	(80,942)
Net loans and leases	12,505,471	12,257,294
Premises and equipment, net	439,532	438,452
Goodwill	152,599	152,599
Other assets	396,817	502,452
Total assets	$16,370,364	$15,977,054
Liabilities and Stockholders’ Equity

Deposits:
Checking	$4,288,960	$4,108,527
Savings	2,882,813	2,636,820
Money market	585,840	576,667
Certificates of deposit	2,599,456	2,254,535
Total deposits	10,357,069	9,576,549
Short-term borrowings	138,442	556,070
Long-term borrowings	4,414,644	4,417,378
Total borrowings	4,553,086	4,973,448
Accrued expenses and other liabilities	330,339	328,045
Total liabilities	15,240,494	14,878,042
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000
shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares
authorized; 131,065,676 and 131,468,699 shares issued	1,311	1,315
Additional paid-in capital	349,392	354,563
Retained earnings, subject to certain restrictions	942,937	926,875
Accumulated other comprehensive loss	(3,000)	(18,055)
Treasury stock at cost, 4,752,480 and 4,866,480 shares, and other	(160,770)	(165,686)
Total stockholders’ equity	1,129,870	1,099,012
Total liabilities and stockholders’ equity	$16,370,364	$15,977,054

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per-share data)	2008	2007

Interest income:
Loans and leases	$211,777	$201,605
Securities available for sale	28,279	25,105
Education loans held for sale	3,452	4,146
Investments	1,642	2,806
Total interest income	245,150	233,662
Interest expense:
Deposits	48,728	57,155
Borrowings	53,593	41,030
Total interest expense	102,321	98,185
Net interest income	142,829	135,477
Provision for credit losses	29,995	4,656
Net interest income after provision for credit losses	112,834	130,821
Non-interest income:
Fees and service charges	63,547	62,022
Card revenue	24,771	23,261
ATM revenue	7,970	8,749
Investments and insurance revenue	3,235	2,178
Subtotal	99,523	96,210
Leasing and equipment finance	12,134	14,001
Other	1,048	1,953
Fees and other revenue	112,705	112,164
Visa share redemption	8,308	—
Gains on sales of securities available for sale	6,286	—
Gains on sales of branches and real estate	—	31,173
Total non-interest income	127,299	143,337
Non-interest expense:
Compensation and employee benefits	88,718	88,093
Occupancy and equipment	32,413	30,451
Advertising and promotions	6,296	5,981
Other	36,335	35,315
Subtotal	163,762	159,840
Operating lease depreciation	4,514	4,360
Total non-interest expense	168,276	164,200
Income before income tax expense	71,857	109,958
Income tax expense	24,431	27,234
Net income	$47,426	$82,724

Net income per common share:
Basic	$.38	$.65
Diluted	$.38	$.65

Dividends declared per common share	$.25	$.2425
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$47,426	$82,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,146	15,953
Provision for credit losses	29,995	4,656
Proceeds from sales of education loans held for sale	24,491	24,776
Principal collected on education loans held for sale	894	1,468
Originations of education loans held for sale	(92,779)	(90,200)
Net (decrease) increase in other assets and accrued expenses and other liabilities	(9,318)	44,227
Gains on sales of assets and deposits, net	(6,286)	(31,173)
Other, net	2,451	801
Total adjustments	(34,406)	(29,492)
Net cash provided by operating activities	13,020	53,232

Cash flows from investing activities:
Principal collected on loans and leases	785,330	843,909
Originations and purchases of loans	(892,846)	(792,121)
Purchases of equipment for lease financing	(197,323)	(150,482)
Proceeds from sales of securities available for sale	1,082,452	—
Proceeds from maturities of and principal collected on securities available for sale	60,619	60,293
Purchases of securities available for sale	(1,225,885)	(100,422)
Net increase in federal funds sold	—	(94,000)
Purchases of Federal Home Loan Bank stock	(32,262)	(17,800)
Proceeds from redemptions of Federal Home Loan Bank stock	36,724	8,914
Proceeds from sales of real estate owned	8,169	7,283
Purchases of premises and equipment	(10,763)	(21,459)
Proceeds from sales of premises and equipment	250	4,809
Other, net	4,683	5,615
Net cash used by investing activities	(380,852)	(245,461)

Cash flows from financing activities:
Net increase in deposits	780,520	369,868
Sale of deposits, net	—	(213,294)
Net decrease in short-term borrowings	(417,628)	(166,737)
Proceeds from long-term borrowings	5,040	394,910
Payments on long-term borrowings	(2,206)	(203,978)
Purchases of common stock	—	(28,022)
Dividends paid on common stock	(31,554)	(31,633)
Stock compensation tax benefits	3,828	2,157
Other, net	2,829	2,480
Net cash provided by financing activities	340,829	125,751
Net decrease in cash and due from banks	(27,003)	(66,478)
Cash and due from banks at beginning of period	358,174	348,980
Cash and due from banks at end of period	$331,171	$282,502

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$98,637	$92,601
Income taxes	$9,967	$244
Transfer of loans and leases to other assets	$16,910	$14,653
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
	Number of		Additional		Other	Treasury
	Common	Common	Paid-in	Retained	Comprehensive	Stock
(Dollars in thousands)	Shares Issued	Stock	Capital	Earnings	Loss	and Other	Total
Balance, December 31, 2006	131,660,749	$1,317	$343,744	$784,011	$(34,926)	$(60,772)	$1,033,374
Comprehensive income:
Net income	—	—	—	82,724	—	—	82,724
Other comprehensive income	—	—	—	—	2,688	—	2,688
Comprehensive income	—	—	—	82,724	2,688	—	85,412
Dividends on common stock	—	—	—	(31,633)	—	—	(31,633)
Repurchase of 1,060,000 shares	—	—	—	—	—	(28,022)	(28,022)
Issuance of 80,550 shares	—	—	(1,804)	—	—	1,804	—
Cancellation of shares	(93,075)	(1)	(168)	116	—	—	(53)
Cancellation of shares for tax withholding	(46,832)	(1)	(1,290)	—	—	—	(1,291)
Amortization of stock compensation	—	—	1,972	—	—	—	1,972
Exercise of stock options, 7,333 shares	—	—	(75)	—	—	167	92
Stock compensation tax benefits	—	—	2,157	—	—	—	2,157
Change in shares held in trust for deferred compensation plans, at cost	—	—	6,203	—	—	(6,203)	—
Balance, March 31, 2007	131,520,842	$1,315	$350,739	$835,218	$(32,238)	$(93,026)	$1,062,008

Balance, December 31, 2007	131,468,699	$1,315	$354,563	$926,875	$(18,055)	$(165,686)	$1,099,012
Pension and postretirement measurement date change from adoption of SFAS 158	—	—	—	65	—	—	65
Subtotal	131,468,699	1,315	354,563	926,940	(18,055)	(165,686)	1,099,077
Comprehensive income:
Net income	—	—	—	47,426	—	—	47,426
Other comprehensive income	—	—	—	—	15,055	—	15,055
Comprehensive income	—	—	—	47,426	15,055	—	62,481
Dividends on common stock	—	—	—	(31,554)	—	—	(31,554)
Issuance of 101,000 shares	—	—	(2,617)	—	—	2,617	—
Cancellation of shares	(12,500)	—	(138)	125	—	—	(13)
Cancellation of shares for tax withholding	(390,523)	(4)	(6,200)	—	—	—	(6,204)
Amortization of stock compensation	—	—	2,093	—	—	—	2,093
Exercise of stock options, 13,000 shares	—	—	(173)	—	—	335	162
Stock compensation tax benefits	—	—	3,828	—	—	—	3,828
Change in shares held in trust for deferred compensation plans, at cost	—	—	(1,964)	—	—	1,964	—
Balance, March 31, 2008	131,065,676	$1,311	$349,392	$942,937	$(3,000)	$(160,770)	$1,129,870

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.  The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007 and for the year then ended.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

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

(2)   Investments

The carrying values of investments consist of the following.

	At	At
	March 31,	December 31,
(In thousands)	2008	2007
Federal Home Loan Bank stock, at cost:
Des Moines	$111,386	$115,848
Chicago	4,617	4,617
Subtotal	116,003	120,465
Federal Reserve Bank stock, at cost	20,415	20,423
Interest-bearing deposits with banks and other	7,761	7,379
Total investments	$144,179	$148,267

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

(3)   Securities Available for Sale

Securities available for sale consist of the following.

	At March 31, 2008				At December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,166,886	$9,802	$(3,300)	$2,173,388	$1,975,817	$2,493	$(18,681)	$1,959,629
Other	3,807	—	(183)	3,624	3,992	—	(190)	3,802
Other securities	250	—	—	250	250	—	—	250
Total	$2,170,943	$9,802	$(3,483)	$2,177,262	$1,980,059	$2,493	$(18,871)	$1,963,681
Weighted-average yield	5.29%				5.27%

The following tables show the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value.  Accordingly, TCF has concluded that no other-than-temporary impairment has occurred at March 31, 2008.

	At March 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$552,932	$(1,040)	$216,413	$(2,260)	$769,345	$(3,300)
Other	—	—	3,292	(183)	3,292	(183)
Total	$552,932	$(1,040)	$219,705	$(2,443)	$772,637	$(3,483)

	At December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$286,063	$(190)	$977,511	$(18,491)	$1,263,574	$(18,681)
Other	—	—	3,443	(190)	3,443	(190)
Total	$286,063	$(190)	$980,954	$(18,681)	$1,267,017	$(18,871)

(4)   Loans and Leases

The following table sets forth information about loans and leases, excluding loans held for sale.

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2008	2007	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$4,323,612	$4,178,961	3.5%
Junior lien	2,399,271	2,344,113	2.4
Total consumer home equity	6,722,883	6,523,074	3.1
Other	61,738	67,557	(8.6)
Total consumer home equity and other	6,784,621	6,590,631	2.9
Commercial:
Commercial real estate:
Permanent	2,305,687	2,280,204	1.1
Construction and development	290,363	277,126	4.8
Total commercial real estate	2,596,050	2,557,330	1.5
Commercial business	535,014	558,325	(4.2)
Total commercial	3,131,064	3,115,655	0.5
Leasing and equipment finance (1):
Equipment finance loans	635,368	604,185	5.2
Lease financings:
Direct financing leases	1,656,184	1,611,881	2.7
Sales-type leases	24,744	26,657	(7.2)
Lease residuals	44,627	41,678	7.1
Unearned income and deferred lease costs	(180,141)	(180,058)	—
Total lease financings	1,545,414	1,500,158	3.0
Total leasing and equipment finance	2,180,782	2,104,343	3.6
Total consumer, commercial and leasing and equipment finance	12,096,467	11,810,629	2.4
Residential real estate	506,394	527,607	(4.0)
Total loans and leases	$12,602,861	$12,338,236	2.1

(1)      Operating leases of $68.3 million at March 31, 2008 and $71.1 million at December 31, 2007 are included in Other Assets on the Consolidated Statements of Financial Condition.

(5)   Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At March 31, 2008		At December 31, 2007
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2009	$117,000	5.26%	$117,000	5.26%
	2010	100,000	6.02	100,000	6.02
	2011	200,000	4.85	200,000	4.85
	2015	1,400,000	4.16	1,400,000	4.16
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
Sub-total		4,167,000	4.49	4,167,000	4.49
Subordinated bank notes	2014	74,773	5.27	74,726	5.27
	2015	49,661	5.37	49,619	5.37
	2016	74,410	5.63	74,395	5.63
Sub-total		198,844	5.43	198,740	5.43
Discounted lease rentals	2008	18,233	6.91	24,318	7.13
	2009	16,795	6.78	15,439	7.10
	2010	8,066	6.64	6,681	6.98
	2011	2,140	6.75	1,732	7.00
	2012	381	6.62	276	6.98
Sub-total		45,615	6.80	48,446	7.09
Other borrowings	2008	2,219	4.50	2,226	4.51
	2009	966	5.00	966	5.00
Sub-total		3,185	4.65	3,192	4.66
Total long-term borrowings		$4,414,644	4.55	$4,417,378	4.56

Included in FHLB advances and repurchase agreements at March 31, 2008 were $717 million of FHLB advances, which are callable quarterly by the counterparties at par until maturity.  In addition, TCF has $1.9 billion of FHLB advances and $1.6 billion of repurchase agreements which contain one-time call provisions for various years from 2008 through 2011.  The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. If FHLB advances are called, replacement funding will be available from the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The following table represents the maturity of FHLB advances and repurchase agreements based on the next available call date, compared with the stated maturity date at March 31, 2008.

(Dollars in thousands)
Year	Next Call Date	Weighted-Average Rate	Stated Maturity	Weighted-Average Rate

2008	$1,617,000	4.42%	$—	—%
2009	1,000,000	4.45	117,000	5.26
2010	1,450,000	4.56	100,000	6.02
2011	100,000	4.82	200,000	4.85
2015	—	—	1,400,000	4.16
2016	—	—	1,100,000	4.49
2017	—	—	1,250,000	4.60
Total	$4,167,000	4.49	$4,167,000	4.49

(6)   Stockholders’ Equity

Treasury stock and other consists of the following.

	At	At
	March 31,	December 31,
(In thousands)	2008	2007
Treasury stock, at cost	$(123,068)	$(126,020)
Shares held in trust for deferred compensation plans, at cost	(37,702)	(39,666)
Total	$(160,770)	$(165,686)

(7)   Fair Value Measurement

Effective January 1, 2008, TCF adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, TCF has not applied the provisions of this statement to non-financial assets and liabilities such as real estate owned, repossessed assets and equipment held for sale.  SFAS 157 defines fair value and establishes a consistent framework for measuring fair value under GAAP and expands disclosure requirements for fair value measurements.  Fair values represent the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at March 31, 2008.

Securities available for sale

At March 31, 2008, securities available for sale consisted primarily of U.S. Government sponsored enterprise and federal agency mortgage-backed securities.  The fair value of available for sale securities are recorded using observable market prices from independent asset pricing services that are based on observable transactions, but not a quoted market.

Assets held in trust for deferred compensation

At March 31, 2008, assets held in trust for deferred compensation plans consisted of investments in publicly traded stock other than TCF stock and mutual funds. The fair value of these assets are based upon quotes from independent asset pricing services based on active markets.

Fair value of assets measured on a recurring basis:

(in thousands)	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$2,173,388	$—	$2,173,388
Other	—	—	3,624	3,624
Other securities	—	—	250	250
Assets held in trust for deferred compensation plans (4)	18,594	—	—	18,594
Total assets	$18,594	$2,173,388	$3,874	$2,195,856

(1)      Considered Level 1 under SFAS 157.

(2)      Considered Level 2 under SFAS 157.

(3)      Considered Level 3 under SFAS 157 and is based on valuation models that use significant assumptions that are not observable in an active market.

(4)      A corresponding liability is recorded in other liabilities for TCF’s obligation on these assets.

The change in the balance sheet carrying values associated with company determined market priced financial assets carried at fair value during the three months ended March 31, 2008 was not significant.

(8)   Stock Compensation

The following table reflects TCF’s restricted stock transactions under the TCF Financial Incentive Stock Program since December 31, 2007.

	Restricted Stock
		Weighted-Average
(Dollars in thousands)	Shares	Grant Date Fair Value
Outstanding at December 31, 2007	2,525,216	$19.72
Granted	101,000	15.75
Forfeited	(12,500)	25.93
Vested	(1,103,866)	11.09
Outstanding at March 31, 2008	1,509,850	$25.49

The following table reflects TCF’s stock option transactions under the TCF Financial Incentive Stock Program since December 31, 2007.

	Stock Options
			Weighted-Average
		Weighted-Average	Remaining Contractual
(Dollars in thousands)	Shares	Exercise Price	Term
Outstanding at December 31, 2007	144,050	$13.91	1.32
Granted	1,626,000	15.75	9.75
Exercised	(13,000)	12.56	—
Forfeited	(250)	16.09	—
Outstanding at March 31, 2008	1,756,800	$15.62	9.10
Exercisable at March 31, 2008	130,800	$14.04	1.08

In January 2008, TCF issued 1,626,000 nonqualified stock options. These options have an exercise price of $15.75 per share, with 813,000 options exercisable in 2011, which expire in 2021 and the remaining 813,000 options exercisable in 2012, which expire in 2022. The weighted-average grant date fair value of stock options granted in January 2008 was $3.70 and $3.73, respectively.

Unrecognized stock compensation for restricted stock and stock options was $18.8 million with a weighted-average remaining amortization period of 2.83 years at March 31, 2008.

The following table summarizes information about stock options outstanding at March 31, 2008.

	Stock Options Outstanding			Stock Options Exercisable
			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
Exercise price range	Shares	Exercise Price	Life in Years	Shares	Exercise Price
$10.91-$15.03	130,800	$ 14.04	1.08	130,800	$ 14.04
$15.75	1,626,000	$ 15.75	9.75	—	$ —

The 130,800 exercisable stock options are accounted for using Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. TCF estimated the fair value of stock options granted during the first quarter of 2008 using a Black-Scholes option valuation model.  Additional valuation and related assumption information for TCF’s stock option plans are presented below.

Expected volatility	28.5%
Weighted-average volatility	28.5%
Expected dividends	3.5%
Expected term (in years)	6.5 - 7
Risk-free rate	2.5 - 2.73%

(9)                     Regulatory Capital Requirements

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the minimum and well-capitalized capital requirements.

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Tier 1 leverage capital
TCF	$980,270	6.11%	$481,638	3.00%	N.A.	N.A.
TCF National Bank	929,097	5.80	480,454	3.00	$800,757	5.00%

Tier 1 risk-based capital
TCF	980,270	8.34	470,401	4.00	705,602	6.00
TCF National Bank	929,097	7.92	469,206	4.00	703,809	6.00

Total risk-based capital
TCF	1,278,720	10.87	940,802	8.00	1,176,003	10.00
TCF National Bank	1,227,511	10.46	938,412	8.00	1,173,015	10.00
As of December 31, 2007:
Tier 1 leverage capital
TCF	$964,467	6.16%	$469,914	3.00%	N.A.	N.A.
TCF National Bank	900,864	5.76	468,806	3.00	$781,343	5.00%

Tier 1 risk-based capital
TCF	964,467	8.28	465,931	4.00	698,897	6.00
TCF National Bank	900,864	7.75	464,934	4.00	697,402	6.00

Total risk-based capital
TCF	1,245,808	10.70	931,863	8.00	1,164,829	10.00
TCF National Bank	1,182,196	10.17	929,869	8.00	1,162,336	10.00
N.A. Not Applicable.

At March 31, 2008, TCF, TCF National Bank and TCF National Bank Arizona exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal

Reserve Board (“FRB”) and the OCC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(10)               Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three months ended March 31, 2008 and 2007.

	Pension Plan		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2008	2007	2008	2007
Service cost	$—	$—	$3	$4
Interest cost	734	732	134	123
Expected return on plan assets	(1,265)	(1,234)	—	—
Amortization of transition obligation	—	—	1	25
Recognized actuarial loss	215	499	78	56
Settlement expense	178	350	—	—
Net periodic benefit cost (income)	$(138)	$347	$216	$208

Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) requires TCF to measure the funded status of the Pension and Postretirement Plans (the Plans) as of its fiscal year end, December 31st. Previously, TCF used September 30th as its measurement date. TCF adopted this requirement effective January 1, 2008 and selected the “15-month” approach under the measurement date transition provisions of SFAS 158. Under this approach, the Plans’ actuaries determine expense for the 15-month period from October 1, 2007 to December 31, 2008, excluding settlement expense. The 15-month expense is then allocated proportionately between amounts recognized as an adjustment to beginning retained earnings, net of tax, and net periodic benefit cost in 2008.  TCF recorded a $65 thousand credit to January 1, 2008 retained earnings for adoption of SFAS 158 under this approach.

TCF made no contributions to the Pension Plan during the first quarter of 2008 and 2007.  TCF is not required to make any contributions to the Pension Plan during 2008.  During the first quarter of 2008, TCF paid $310 thousand for benefits of the Postretirement Plan, compared with $325 thousand for the same 2007 period.

(11)               Business Segments

Banking and leasing and equipment finance have been identified as reportable operating segments.  Banking includes the following operating units that provide financial services to customers: deposits and investment products, commercial banking, consumer lending and treasury services.  Management of TCF’s banking operations is organized by state.  The separate state operations have been aggregated for purposes of segment disclosures.  Leasing and equipment finance provides a broad range of leasing and equipment finance products addressing the financing needs of diverse businesses.  In addition, TCF’s bank holding company (“Parent Company”) and corporate functions provide data processing, bank operations and other professional services to the operating segments.

TCF evaluates performance and allocates resources based on the segments’ net income.  The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies in the most recent Annual Report on Form 10-K.  TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information for TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.  The “other” category in the tables below includes TCF’s parent company and corporate functions.

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Three Months Ended March 31, 2008:
Revenues from external customers:
Interest income	$204,217	$40,933	$—	$—	$245,150
Non-interest income	114,990	12,138	171	—	127,299
Total	$319,207	$53,071	$171	$—	$372,449
Net interest income	$124,048	$18,955	$(174)	$—	$142,829
Provision for credit losses	26,267	3,728	—	—	29,995
Non-interest income	114,990	12,138	39,991	(39,820)	127,299
Non-interest expense	151,179	16,813	40,104	(39,820)	168,276
Income tax expense	22,163	3,827	(1,559)	—	24,431
Net income	$39,429	$6,725	$1,272	$—	$47,426

Goodwill	$141,245	$11,354		$—	$152,599
Total assets	$15,878,805	$2,353,261	$144,919	$(2,006,621)	$16,370,364

At or For the Three Months Ended March 31, 2007:
Revenues from external customers:
Interest income	$199,415	$34,247	$—	$—	$233,662
Non-interest income	129,129	14,002	206	—	143,337
Total	$328,544	$48,249	$206	$—	$376,999
Net interest income	$120,780	$14,875	$(178)	$—	$135,477
Provision for credit losses	5,514	(858)	—	—	4,656
Non-interest income	129,129	14,002	38,948	(38,742)	143,337
Non-interest expense	147,844	15,898	39,200	(38,742)	164,200
Income tax expense	22,531	5,009	(306)	—	27,234
Net income	$74,020	$8,828	$(124)	$—	$82,724

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$14,450,334	$2,008,361	$127,152	$(1,687,472)	$14,898,375

(12)         Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table.

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per-share data)	2008	2007
Basic Earnings Per Common Share
Net income	$47,426	$82,724
Weighted-average shares outstanding	126,370,813	130,218,167
Restricted stock	(1,726,182)	(2,541,921)
Weighted-average common shares outstanding for basic earnings per common share	124,644,631	127,676,246
Basic earnings per common share	$.38	$.65

Diluted Earnings Per Common Share
Net income	$47,426	$82,724
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	124,644,631	127,676,246
Net dilutive effect of:
Restricted stock	445,730	145,851
Stock options	29,774	99,220
Weighted-average common shares outstanding for diluted earnings per common share	125,120,135	127,921,317
Diluted earnings per common share	$.38	$.65

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

(13)                Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. The following table summarizes the components of comprehensive income.

	Three Months Ended March 31,
(In thousands)	2008	2007
Net income	$47,426	$82,724
Other comprehensive income:
Unrealized holding gains arising during the period on securities available for sale	28,983	3,219
Recognized pension and postretirement actuarial losses and transition obligation	472	930
Pension and postretirement measurement date change from adoption of SFAS 158	293	—
Reclassification adjustment for securities gains included in net income	(6,286)	—
Income tax expense	(8,407)	(1,461)
Total other comprehensive income	15,055	2,688
Comprehensive income	$62,481	$85,412

(14)               Other Expense

Other expense consists of the following.

	Three Months Ended March 31,
(In thousands)	2008	2007
Card processing and issuance	$4,670	$4,439
Deposit account losses	4,522	4,295
Postage and courier	3,358	3,512
Telecommunications	2,962	2,990
Office supplies	2,616	2,513
Foreclosed real estate, net	2,535	280
ATM processing	1,691	2,062
Federal deposit insurance and OCC assessments	955	805
Decrease in Visa indemnification liability	(3,766)	—
Other	16,792	14,419
Total other expense	$36,335	$35,315

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota.  Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona (“TCF Bank”), are headquartered in Minnesota and Arizona, respectively. TCF had 453 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona at March 31, 2008.

TCF provides convenient financial services through multiple channels in its primary banking markets.  TCF has developed products and services designed to meet the needs of all consumers.  The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and telephone and internet banking.  TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits.  The Company’s growth strategies include new branch expansion, acquisitions and the development of new products and services.  New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

TCF’s core businesses include retail and small business banking, commercial banking, consumer lending, leasing and equipment finance, and investments and insurance services.  The retail banking business includes traditional and supermarket branches, campus banking, Express Teller® ATMs and Visa® cards.

Targeted new branch expansion is a part of TCF’s growth strategy for generating new deposit accounts and the related revenue that is associated with the accounts and other products.  New branches typically produce net losses during the first two to three years of operations before they become profitable, and therefore the level and timing of new branch expansion can have a significant impact on TCF’s profitability.

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

Historically, TCF has originated education loans for resale.  As a result of Federal law changes and general market conditions, TCF will no longer be originating education loans.

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

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 52.9% of TCF’s total revenue for the three months ended March 31, 2008.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

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

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is the 12th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended December 31, 2007, as published by Visa.  TCF earns interchange revenue from customer debit card transactions.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three months ended March 31, 2008 and 2007 and on information about TCF’s balance sheet, credit quality, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 38 cents for the first quarter of 2008, compared with 65 cents for the same 2007 period.  Net income was $47.4 million for the first quarter of 2008, compared with $82.7 million for the same 2007 period.  The first quarter of 2008 included an $8.3 million pre-tax gain from Visa’s initial public offering, a $3.8 million pre-tax expense reduction related to a decrease in TCF’s estimated contingent obligation in regard to TCF’s Visa USA litigation indemnification and $6.3 million in pre-tax gains on sales of securities, for a combined after-tax impact of ten cents per diluted share.  Net income for the first quarter of 2007 included a $31.2 million pre-tax gain on the sale of ten out-state Michigan branches and an $8.5 million reduction of income tax expense related to a favorable settlement with the Internal Revenue Service, for a combined after-tax impact of 23 cents per diluted share.  TCF also recorded $30 million of provision for credit losses in the first quarter of 2008, as compared with $4.7 million in the first quarter of 2007.

For the first quarter of 2008, return on average assets was 1.18%, compared with 2.24% for the same 2007 period.  Return on average common equity was 17.08% for the first quarter of 2008, compared with 31.81% for the same 2007 period.

Operating Segment Results

See Note 11 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, consisting of deposits, investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $39.4 million for the first quarter 2008, compared with $74 million for the same 2007 period.  Banking net interest income for the first quarter of 2008 was $124 million, up from $120.8 million for the same 2007 period.

The provision for credit losses was $26.3 million for the first quarter of 2008, compared with $5.5 million for the same 2007 period.  The increase in the provision for credit losses for the first quarter of 2008 over the same 2007 period was primarily due to higher consumer home equity charge-offs and the resulting portfolio reserve rate increases and increased reserves for certain commercial loans.  Refer to the “Consolidated Provision for Credit Losses” section for further discussion.

Non-interest income totaled $115 million for the first quarter of 2008, down 10.9% from $129.1 million for the same 2007 period, primarily due to a $31.2 million gain on the sale of ten outstate Michigan branches that occurred in the first quarter of 2007, partially offset by an $8.3 million pre-tax gain from Visa’s initial public offering and $6.3 million in pre-tax gains on sales of securities in the first quarter of 2008.  Non-interest expense for the first quarter of 2008 was $151.2 million, compared with $147.8 million for the same 2007 period, primarily due to a $2.3 million increase in net foreclosed real estate expense and a $1.7 million increase in occupancy and equipment expense, primarily due to branch expansion, partially offset by a $3.8 million pre-tax reduction of TCF’s estimated contingent obligation related to the Visa USA Inc. litigation indemnification.

LEASING AND EQUIPMENT FINANCE, an operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of lease and equipment finance products. Leasing and equipment finance reported net income of $6.7 million for the first quarter of 2008, compared with $8.8 million for the same 2007 period.  Net interest income for the first quarter of 2008 was $19 million, compared to $14.9 million for the same 2007 period.

The provision for credit losses for this operating segment was $3.7 million for the first quarter of 2008, compared with a net credit of $858 thousand for the first quarter of 2007 primarily due to increased net charge-offs and reserves for certain loans and leases and a $2.1 million recovery in 2007 of a previously charged-off leveraged lease.

Non-interest income for the first quarter of 2008 totaled $12.1 million, compared with $14 million for the same 2007 period, due to a decrease in sales-type lease and operating lease revenues.  Leasing and equipment finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $16.8 million for the first quarter of 2008, compared with $15.9 million for the same 2007 period.

Consolidated Net Interest Income

Net interest income for the first quarter of 2008 was $142.8 million, up from $135.5 million for the first quarter of 2007 and $139.6 million from the fourth quarter of 2007.  The net interest margin for the first quarter of 2008 was 3.84%, compared with 4.00% for the same 2007 period and 3.83% for the fourth quarter of 2007.

The increase in net interest income from the first quarter of 2007 was primarily attributable to a $1.3 billion, or 9.3%, increase in average interest-earning assets, partially offset by a 16 basis point reduction in net interest margin.  The 16 basis point decrease in the net interest margin from the first quarter of 2007 was primarily due to funding growth in interest-earning assets with borrowings and a shift in deposit mix to higher cost deposits.

Net interest income increased $3.3 million or 2.3%, compared with the fourth quarter of 2007.  The increase in net interest income from the fourth quarter of 2007 was primarily due to a $398.7 million increase in interest-earning assets and a one basis point increase in net interest margin. The one basis point increase in net interest margin from the fourth quarter of 2007 was primarily due to declines in rates paid on deposits and borrowings exceeding declines in yields on interest-earning assets.  At April 1, 2008, $1.1 billion of variable rate consumer home equity loans were at their contractual interest rate floor compared with $388 million at January 1, 2008, which contributed to the improvement of the net interest margin during the first quarter of 2008.

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

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008			2007
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments	$150,659	$1,642	4.38%	$231,256	$2,806	4.91%
Securities available for sale (3)	2,140,951	28,279	5.28	1,861,335	25,105	5.40
Education loans held for sale	215,434	3,452	6.44	201,924	4,146	8.33
Loans and leases:
Consumer home equity:
Fixed-rate	4,983,410	85,938	6.94	4,475,520	76,676	6.95
Variable-rate (4)	1,603,032	28,194	7.07	1,442,593	31,408	8.83
Consumer-other	44,008	980	8.96	41,853	1,021	9.89
Total consumer home equity and other	6,630,450	115,112	6.98	5,959,966	109,105	7.42
Commercial real estate:
Fixed- and adjustable-rate	1,975,344	31,244	6.36	1,732,636	27,236	6.38
Variable-rate (4)	591,071	8,778	5.97	645,047	12,281	7.72
Total commercial real estate	2,566,415	40,022	6.27	2,377,683	39,517	6.74
Commercial business:
Fixed- and adjustable-rate	177,691	2,755	6.24	163,014	2,606	6.48
Variable-rate (4)	365,997	5,373	5.90	391,113	7,247	7.51
Total commercial business	543,688	8,128	6.01	554,127	9,853	7.21
Leasing and equipment finance	2,140,695	40,933	7.65	1,837,964	34,247	7.45
Subtotal	11,881,248	204,195	6.90	10,729,740	192,722	7.27
Residential real estate	517,791	7,582	5.86	614,970	8,883	5.79
Total loans and leases (5)	12,399,039	211,777	6.86	11,344,710	201,605	7.19
Total interest-earning assets	14,906,083	245,150	6.60	13,639,225	233,662	6.92
Other assets (6)	1,228,970			1,162,261
Total assets	$16,135,053			$14,801,486
Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,415,379			$1,532,150
Small business	565,148			596,460
Commercial and custodial	200,624			201,860
Total non-interest bearing deposits	2,181,151			2,330,470
Interest-bearing deposits:
Premier checking	1,008,802	4,057	1.62	1,073,500	8,206	3.10
Other checking	837,804	674.32		824,512	534.26
Subtotal	1,846,606	4,731	1.03	1,898,012	8,740	1.87
Premier savings	1,473,997	11,781	3.21	1,070,059	11,319	4.29
Other savings	1,251,053	3,007.97		1,314,471	3,594	1.11
Subtotal	2,725,050	14,788	2.18	2,384,530	14,913	2.54
Money market	589,392	2,972	2.03	610,286	4,349	2.89
Subtotal	5,161,048	22,491	1.76	4,892,828	28,002	2.32
Certificates of deposit	2,500,362	26,237	4.21	2,513,838	29,153	4.70
Total interest-bearing deposits	7,661,410	48,728	2.56	7,406,666	57,155	3.13
Total deposits	9,842,561	48,728	1.99	9,737,136	57,155	2.38
Borrowings:
Short-term borrowings	399,023	3,610	3.64	87,928	1,172	5.41
Long-term borrowings	4,414,630	49,983	4.55	3,599,032	39,858	4.49
Total borrowings	4,813,653	53,593	4.48	3,686,960	41,030	4.51
Total interest-bearing liabilities	12,475,063	102,321	3.30	11,093,626	98,185	3.59
Total deposits and borrowings	14,656,214	102,321	2.81	13,424,096	98,185	2.96
Other liabilities	368,216			337,178
Total liabilities	15,024,430			13,761,274
Stockholders’ equity	1,110,623			1,040,212
Total liabilities and stockholders’ equity	$16,135,053			$14,801,486
Net interest income and margin		$142,829	3.84%		$135,477	4.00%

(1)  Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $548,000 and $368,000 was recognized during the three months ended March 31, 2008 and 2007, respectively.

(2)  Annualized.

(3)  Average balances and yields of securities available for sale are based upon the historical amortized cost.

(4)  Certain variable-rate loans have contractual interest rate floors.

(5)  Average balances of loans and leases includes non-accrual loans and leases, and are presented net of unearned income.

(6)  Includes operating leases.

Consolidated Provision for Credit Losses

TCF recorded provision expense of $30 million in the first quarter of 2008, compared with $4.7 million for the same 2007 period. The increase in the provision for credit losses for the first quarter of 2008 is primarily due to higher consumer home equity net charge-offs and the resulting portfolio reserve rate increases and higher reserves for certain commercial loans, primarily in Michigan, and a $2.1 million recovery in the first quarter of 2007 of a previously charged-off leveraged lease.  TCF’s credit performance continues to be impacted by the negative effect of the depressed housing market and the slowing economy.  Net loan and lease charge-offs were $13.5 million, or .44% of average loans and leases (annualized) in the first quarter of 2008, compared with $13.8 million, or .46% (annualized) for the fourth quarter of 2007 and $2.7 million, or .10% (annualized) for the first quarter of 2007.  Consumer home equity net charge-offs for the first quarter of 2008 were $9 million, an increase of $2.3 million from the fourth quarter of 2007 and $5.8 million from the first quarter of 2007. The higher consumer home equity net charge-offs were primarily due to the residential real estate market conditions in Minnesota and Michigan.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $127.3 million for the first quarter of 2008, compared with $143.3 million for the same 2007 period.

Fees and Service Charges

Fees and service charges totaled $63.5 million for the first quarter of 2008, up from $62 million for the same 2007 period primarily due to increased deposit service fees. Excluding the Michigan branches sold in 2007, banking fees and service charges increased 4.2%.  Fees and service charges may be impacted by declines in average deposit balances.

Card Revenues

Card revenues totaled $24.8 million for the first quarter of 2008, up 6.5% over the same 2007 period.  This increase was primarily due to increased sales volume primarily as a result of increases in customer transactions.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	Amount	%
Average active card users	803,325	814,520	(11,195)	(1.4)
Average number of transactions per card per month	19.5	18.3	1.2	6.6
Sales volume	$1,759,476	$1,657,129	$102,347	6.2
Average transaction size (in dollars)	$37	$37	$—	—
Average interchange rate	1.33%	1.33%		—	bps

ATM Revenue

For the first quarter of 2008, ATM revenue was $8 million, compared with $8.7 million for the same 2007 period.  The decline in ATM revenue was primarily attributable to a continued decline in fees charged to TCF customers for the use of non-TCF ATM machines caused by changes in customer ATM usage behavior.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $12.1 million for the first quarter of 2008, compared with $14 million for the same 2007 period.  The decrease in leasing and equipment finance revenues from the first quarter of 2007 was due to lower sales-type lease revenue and operating lease revenue. Leasing and equipment finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.

Visa Share Redemption

During the first quarter of 2008, Visa completed its initial public offering (IPO). As part of the IPO, Visa redeemed a portion of the shares held by Visa USA members for cash. TCF received $8.3 million from this redemption and recorded a gain.  As of March 31, 2008, TCF holds 308,219 shares of Visa Inc. Class B shares with no book value that are restricted from sale, other than to other Visa members, and are subject to dilution as a result of TCF’s indemnification obligation.  TCF remains obligated to indemnify Visa under its bylaws and a retrospective responsibility plan for losses in connection with certain covered litigation.

Gains on Sales of Securities Available for Sale

Gains on sales of securities available for sale were $6.3 million for the first quarter of 2008 on sales of $799.3 million of mortgage-backed securities and $174.9 million of treasury bills. There were no such sales in the same period of 2007.

Gains on Sales of Branches and Real Estate

During the first quarter of 2007, TCF sold the deposits and facilities of ten out-state branches in Michigan and recognized a $31.2 million gain. There were no sales of branches or real estate in the first quarter of 2008.

Consolidated Non-Interest Expense

Non-interest expense totaled $168.3 million for the first quarter of 2008, up $4.1 million, or 2.5%, from $164.2 million for the same 2007 period.

Compensation and Employee Benefits

Compensation and employee benefits expense continue to be well controlled and totaled $88.7 million for the first quarter of 2008, up $625 thousand, or .7%, over the first quarter of 2007.

Occupancy and Equipment

Occupancy and equipment expense totaled $32.4 million for the first quarter of 2008, compared with $30.5 million for the same 2007 period. The increase in occupancy and equipment expense during the first quarter of 2008 was primarily due to $930 thousand in costs associated with branch expansion, $600 thousand in exit costs associated with the planned closure and consolidation of 12 Colorado supermarket branches into nearby traditional branches and increased weather-related branch operating costs.  TCF expects to recognize another $355 thousand in exit related costs due to the Colorado supermarket branch closures in the second quarter of 2008.

Other Expense

Other expense, excluding the reduction in the Visa indemnification expense, increased $4.8 million, or 13.6%, from the first quarter of 2007, primarily due to a $2.3 million increase in net foreclosed real estate expense due to higher losses on foreclosed real estate in 2008 and a $555 thousand recovery on the redemption of a commercial real estate property in 2007 and a $661 thousand increase in reserves for potential losses on unused consumer home equity lines of credit.

As part of the IPO, Visa set aside a cash escrow fund for future settlement of covered litigation. As a result, TCF recorded a $3.8 million reduction in its contingent indemnification obligation established in the fourth quarter of 2007. At March 31, 2008, TCF’s estimated remaining Visa contingent indemnification obligation was $3.9 million.

Income Taxes

TCF recorded income tax expense of $24.4 million for the first quarter of 2008, or 34% of income before income tax expense, compared with $27.2 million, or 24.8% of income before income tax expense, for the comparable 2007 period.  Income tax expense for the first quarter of 2007 includes an $8.5 million reduction of income tax expense related to a favorable settlement with the Internal Revenue Service.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets.  These companies are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation.  The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws.  If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense would increase significantly.  TCF’s FOC operates under income tax laws in certain states (including Minnesota and Illinois) that recognize FOCs.  The taxation of REITs and FOCs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures.  Illinois passed legislation in 2007 that will reduce or eliminate TCF’s REIT and FOC tax benefits in the future.  Certain states, including Minnesota, have proposed legislation that, if enacted, would eliminate tax deductions that TCF is entitled to under current tax laws and thus would significantly increase TCF’s state income tax expense.

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

In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the federal and state income tax rates expected to apply to taxable income in the periods in which the deferred income tax assets or liabilities are expected to be realized.  If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to the Consolidated Statements of Income. Also, if current income tax rates change, the impact on the annual effective income tax rate is applied year-to-date in the period of enactment.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $1.2 billion and $100.4 million of securities available for sale during the first three months of 2008 and 2007, respectively.  TCF sold $974.2 million of securities available for sale during the first three months of 2008 compared with no such sales in the same 2007 period.  At March 31, 2008, the unrealized pre-tax gain on TCF’s securities available for sale portfolio was $6.3 million, compared with a pre-tax loss of $16.4 million at December 31, 2007, primarily due to decreases in long-term market interest rates.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding education loans held for sale.

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2008	2007	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$4,323,612	$4,178,961	3.5%
Junior lien	2,399,271	2,344,113	2.4
Total consumer home equity	6,722,883	6,523,074	3.1
Other	61,738	67,557	(8.6)
Total consumer home equity and other	6,784,621	6,590,631	2.9
Commercial:
Commercial real estate:
Permanent	2,305,687	2,280,204	1.1
Construction and development	290,363	277,126	4.8
Total commercial real estate	2,596,050	2,557,330	1.5
Commercial business	535,014	558,325	(4.2)
Total commercial	3,131,064	3,115,655	0.5
Leasing and equipment finance (1):
Equipment finance loans	635,368	604,185	5.2
Lease financings:
Direct financing leases	1,656,184	1,611,881	2.7
Sales-type leases	24,744	26,657	(7.2)
Lease residuals	44,627	41,678	7.1
Unearned income and deferred costs	(180,141)	(180,058)	—
Total lease financings	1,545,414	1,500,158	3.0
Total leasing and equipment finance	2,180,782	2,104,343	3.6
Total consumer, commercial and leasing and equipment finance	12,096,467	11,810,629	2.4
Residential real estate	506,394	527,607	(4.0)
Total loans and leases	$12,602,861	$12,338,236	2.1

(1)      Operating leases of $68.3 million at March 31, 2008 and $71.1 million at December 31, 2007 are included as a component of Other Assets on the Consolidated Statements of Financial Condition.

At March 31, 2008, approximately 27% of TCF’s consumer and commercial loans consisted of variable-rate loans, compared with 26% at December 31, 2007.  Variable-rate consumer loans have interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) have interest rates tied to either the prime rate or LIBOR.  In addition, to the extent these loans have interest rate floors, a decrease in interest rates may not result in a change in the interest rate on the variable-rate loan.  At April 1, 2008, $1.1 billion of variable rate consumer home equity loans were at their contractual interest rate floor compared with $388 million at January 1, 2008.  Substantially all leasing and equipment finance loans have fixed interest rates.  All residential real estate loans have fixed or adjustable interest rates.

Approximately 77% of the consumer home equity portfolio at March 31, 2008 consisted of closed-end loans, compared with 78% at December 31, 2007.  In addition, approximately 25% of the consumer home equity portfolio at March 31, 2008, carries a variable interest rate tied to the prime rate, compared with 24% at December 31, 2007.  TCF’s consumer home equity lines of credit require regular payments of interest and do not require regular payments of principal.  Consumer home equity lines of credit outstanding were $1.5 billion at March 31, 2008, compared with $1.4 billion at December 31, 2007.

TCF continues to expand its commercial business and commercial real estate lending activity generally to borrowers located in its primary markets.  With a focus on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans at March 31, 2008, were secured either by real estate or other business assets.  At March 31, 2008, approximately 93% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary markets.

The leasing and equipment finance backlog of approved transactions was $315.2 million at March 31, 2008, up from $292.5 million at December 31, 2007.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from customer default on a loan or lease.  TCF has a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $97.4 million appropriate to cover losses incurred in the loan and lease portfolios as of March 31, 2008.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

The following table sets forth information detailing the allowance for loan and lease losses.

	At or For the Three
	Months Ended March 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$80,942	$58,543
Charge-offs	(17,822)	(9,232)
Recoveries	4,275	6,516
Net charge-offs	(13,547)	(2,716)
Provision for credit losses	29,995	4,656
Balance at end of period	$97,390	$60,483

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

The allocation of TCF’s allowance for loan and lease losses is as follows.

	At March 31, 2008			At December 31, 2007
	Allowance for		Allowance	Allowance for		Allowance
	Loan and	Total Loans	as a % of	Loan and	Total Loans	as a % of
(Dollars in thousands)	Lease Losses	and Leases	Balance	Lease Losses	and Leases	Balance
Consumer home equity	$38,891	$6,722,883.58%		$30,951	$6,523,074.47%
Consumer other	1,893	61,738	3.07	2,059	67,557	3.05
Total consumer home equity and other	40,784	6,784,621.60		33,010	6,590,631.50
Commercial real estate	33,051	2,596,050	1.27	25,891	2,557,330	1.01
Commercial business	6,912	535,014	1.29	7,077	558,325	1.27
Total commercial	39,963	3,131,064	1.28	32,968	3,115,655	1.06
Leasing and equipment finance	15,942	2,180,782.73		14,319	2,104,343.68
Residential real estate	701	506,394.14		645	527,607.12
Total allowance balance	$97,390	$12,602,861.77		$80,942	$12,338,236.66

The increase in the allowance for commercial real estate was primarily due to increases in reserves for certain loans in Michigan.

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	March 31, 2008		March 31, 2007
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)
Consumer home equity
First mortgage lien	$4,040.38%		$1,413.15%
Junior lien	4,973.84		1,849.35
Total consumer home equity	9,013.55		3,262.22
Consumer other	1,195	N.M.	(287)	N.M.
Total consumer home equity and other	10,208.62		2,975.20
Commercial real estate	466.07		403.07
Commercial business	597.44		148.11
Total commercial	1,063.14		551.08
Leasing and equipment finance	2,105.39		(838)	(.18)
Residential real estate	171.13		28.02
Total	$13,547.44		$2,716.10
(1) Annualized.
N.M. Not Meaningful.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 52% of non-performing assets at March 31, 2008 consisted of, or were secured by, residential real estate.

Non-performing assets are summarized in the following table.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2008	2007	Change
Non-accrual loans and leases:
Consumer home equity
First mortgage lien	$28,412	$20,776	$7,636
Junior lien	7,434	5,391	2,043
Total consumer home equity	35,846	26,167	9,679
Consumer other	13	6	7
Total consumer home equity and other	35,859	26,173	9,686
Commercial real estate	34,300	19,999	14,301
Commercial business	2,350	2,658	(308)
Total commercial	36,650	22,657	13,993
Leasing and equipment finance	10,726	8,050	2,676
Residential real estate	2,991	2,974	17
Total non-accrual loans and leases	86,226	59,854	26,372
Other real estate owned:
Residential real estate	30,415	28,752	1,663
Commercial real estate	17,400	17,013	387
Total other real estate owned	47,815	45,765	2,050
Total non-performing assets	$134,041	$105,619	$28,422
Non-performing assets as a percentage of:
Net loans and leases	1.07%	.86%	21	bps
Total assets	.82	.66	16

The increase in non-accrual loans and leases from December 31, 2007 was primarily due to an increase in Michigan commercial real estate non-accrual loans and increased consumer non-accrual loans.  Other real estate owned increased $2.1 million from December 31, 2007, primarily due to increased residential properties.

Non-accrual loans are expected to continue to increase, especially for first mortgage lien positions, during the remainder of the year.  This expectation is primarily based on the length of the foreclosure process, particularly in Illinois, and the outlook for the housing market.

Impaired Loans

Impaired loans are summarized in the following table.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2008	2007	Change
Non-accrual loans:
Consumer home equity	$2,483	$967	$1,516
Commercial real estate	34,300	19,999	14,301
Commercial business	2,350	2,658	(308)
Total commercial	36,650	22,657	13,993
Leasing and equipment finance	4,127	2,113	2,014
Subtotal	43,260	25,737	17,523
Accruing restructured consumer home equity	15,120	4,861	10,259
Total impaired loans	$58,380	$30,598	$27,782

The increase in impaired loans from December 31, 2007 was primarily due to a $14.3 million increase in commercial real estate non-accrual loans and an increase of $10.3 million of restructured consumer loans that are accruing (troubled debt restructurings). The allowance for loan and lease losses for impaired loans was $12.1 million at March 31, 2008, compared with $2.7 million at December 31, 2007.  The average balance of impaired loans during the three months ended March 31, 2008 was $40.3 million, compared with $25.3 million during the three months ended December 31, 2007.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding education loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined based on the contractual terms of the loan or lease.

	At March 31, 2008		At December 31, 2007
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases
Accruing loans and leases delinquent for:
30-59 days	$ 57,390.45%		$ 46,748.38%
60-89 days	23,409.19		20,445.17
90 days or more	23,538.19		15,384.12
Total	$ 104,337.83%		$ 82,577.67%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At March 31, 2008		At December 31, 2007
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity
First mortgage lien	$ 50,097	1.17%	$ 31,784.76%
Junior lien	15,378.64		12,289.53
Total consumer home equity	65,475.98		44,073.68
Consumer other	342.55		377.56
Total consumer home equity and other	65,817.98		44,450.68
Commercial real estate	7,888.31		11,382.45
Commercial business	527.10		1,071.19
Total commercial	8,415.27		12,453.40
Leasing and equipment finance	19,956.92		15,691.75
Residential real estate	10,149	2.02	9,983	1.90
Total	$ 104,337.83%		$ 82,577.67%

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $102.1 million of loans and leases at March 31, 2008, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, up from $60.1 million at December 31, 2007.  The increase in potential problem loans and leases is primarily due to two commercial business loans totaling $24.4 million and an increase of $10.3 million of accruing restructured consumer home equity loans. The two commercial business loans were made to companies of a non-executive director of TCF and were downgraded due to the borrower’s exposure to the housing market, not their ability to repay.   Potential problem loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial or residential real estate or other assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows.

	At March 31, 2008		At December 31, 2007
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity (1)	$15,120.22%		$4,861.07%
Commercial real estate	36,172	1.39	31,511	1.23
Commercial business	34,787	6.50	8,695	1.56
Leasing and equipment finance	16,010.73		15,015.71
Total	$102,089.84		$60,082.51
(1) Consists of certain loans with restructured terms.

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.   Deposits increased in all major categories and totaled $10.4 billion at March 31, 2008, up from $9.6 billion at December 31, 2007.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 1.64% at March 31, 2008, compared with 2.18% at December 31, 2007. The decrease in the weighted-average rate for deposits was due to pricing decisions made by management as a result of declining interest rates during the first quarter 2008.

Branches

During the first quarter of 2008, TCF opened three new branches, consisting of two traditional branches and one supermarket branch.  TCF also closed and consolidated one traditional branch and two supermarket branches into nearby branches to improve operating efficiencies.  Since January 2003, TCF has now opened 118 new branches, representing 26% of TCF’s 453 total branches.

During the remainder of 2008, TCF plans to open eight additional branches, consisting of three traditional branches and five supermarket branches.  To improve the customer experience and enhance deposit growth, TCF intends to relocate four branches to improved locations and facilities, including three traditional branches and one supermarket branch, and to remodel 19 supermarket branches and one campus branch during the remainder of 2008.  As part of improving operating efficiencies, TCF decided to close and consolidate 12 Colorado supermarket branches into nearby traditional branches by July 2008.

Additional information regarding the results of TCF’s new branches opened since January 1, 2003 is displayed in the table below.

	At March 31,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Number of new branches
Traditional	73	63	10	15.9%
Supermarket	35	30	5	16.7
Campus	10	7	3	42.9
Total	118	100	18	18.0
Percent of total branches	26.0%	22.6%
Deposits:
Checking	$310,827	$221,547	$89,280	40.3%
Savings	353,336	223,541	129,795	58.1
Money market	40,751	30,253	10,498	34.7
Subtotal	704,914	475,341	229,573	48.3
Certificates of deposits	343,530	337,735	5,795	1.7
Total deposits	$1,048,444	$813,076	$235,368	28.9
Total banking fees and other revenue (quarter ended)	$14,556	$10,705	$3,851	36.0

Borrowings

Borrowings totaled $4.6 billion at March 31, 2008, down $420.4 million from December 31, 2007.  The weighted-average rate on borrowings was 4.51% at March 31, 2008, unchanged from December 31, 2007.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources. At March 31, 2008, TCF had $2.3 billion in unused capacity at the FHLB of Des Moines and $1.2 billion of active, unsecured federal funds purchased lines which are not contractually committed.  See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

Effective March 27, 2008, TCF Financial Corporation (parent company only) renewed its unsecured line of credit, with the amount of the line decreasing from $80 million to $50 million. The amended and restated line of credit matures in April 2009. This line of credit contains certain covenants common to such agreements. TCF is in compliance with its covenants under the credit agreement.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes.  TCF had $15 million outstanding on its bank line of credit at March 31, 2008, compared with $9.5 million at December 31, 2007.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At March 31, 2008, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings (1)	$4,553,086	$163,996	$438,826	$1,420	$3,948,844
Annual rental commitments under non-cancelable operating leases	213,082	26,560	48,383	40,026	98,113
Campus marketing agreements	48,634	3,558	5,743	5,318	34,015
Construction contracts and land purchase commitments for future branch sites	7,882	7,882	—	—	—
Visa indemnification obligation (2)	3,930	—	3,930	—	—
	$4,826,614	$201,996	$496,882	$46,764	$4,080,972

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,922,170	$13,236	$27,775	$218,580	$1,662,579
Commercial	571,842	316,404	201,868	33,231	20,339
Leasing and equipment finance	90,874	90,874	—	—	—
Other	7,499	7,499	—	—	—
Total commitments to lend	2,592,385	428,013	229,643	251,811	1,682,918
Standby letters of credit and guarantees on industrial revenue bonds	84,170	54,853	22,498	6,257	562
	$2,676,555	$482,866	$252,141	$258,068	$1,683,480
(1) Total borrowings excludes interest.
(2) The exact date of the payment can not be determined. Any payments of this obligation are expected to be made within three years.

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

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party.  These conditional commitments expire in various years through the year 2018.  The assets held as collateral primarily consist of commercial real estate mortgages.  Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Stockholders’ Equity

Stockholders’ equity at March 31, 2008 was $1.1 billion, or 6.90% of total assets, compared with 6.88% at December 31, 2007.  At March 31, 2008, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors. TCF continues to be a well-capitalized financial institution. Given current market and economic conditions, TCF believes it is prudent to preserve its capital. As a result, TCF is not repurchasing shares. No repurchases of common stock were made in the first quarter of 2008, compared with 100,000 shares repurchased in the fourth quarter of 2007. On April 21, 2008, TCF declared a regular quarterly dividend of 25 cents per common share, payable on May 30, 2008 to shareholders of record as of May 2, 2008.

TCF continually evaluates the efficiency of its capital structure and is currently considering issuing trust-preferred securities, which would be included in regulatory capital. Funds obtained from such issuance would be used for general corporate purposes, including potential repurchases of common stock in the open market.

Recent Accounting Developments

None.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions.  Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include, but are not limited to, possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legal, legislative or other changes affecting customer account charges and fee income; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments, including adoption of state legislation that would increase state taxes; impact of federal legislation enacted in September 2007, reducing interest subsidies and other benefits available to TCF in its education lending programs; adverse findings in tax audits or regulatory examinations and resulting enforcement actions; changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new market conditions or regulatory requirements; imposition of vicarious liability on TCF as lessor in its leasing operations; denial of insurance coverage for claims made by TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets that directly or indirectly affect TCF’s ability to sell assets or to fund its operations; and results of litigation, including possible increases in indemnification obligations for certain litigation against Visa (“covered litigation”) and potential reductions in card revenues resulting from other litigation against Visa; or other significant uncertainties.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At March 31, 2008, net interest income is estimated to decrease by 1.7% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase 100 basis points. In the event short- and long-term interest rates were to decline by 100 basis points, net interest income is estimated to increase .3% compared with the base case scenario, over the next 12 months.

Management exercises its best judgment in making assumptions regarding events that management can impact such as non-contractual deposit repricings and events outside management’s control such as customer behavior on loan and deposit activity, counter-party decisions on callable borrowings and the effect that competition has on both loan and deposit pricing. These assumptions are inherently uncertain and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.

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

TCF’s one-year interest rate gap was a negative $1.4 billion, or 8.5% of total assets at March 31, 2008, compared with a negative $1 billion, or 6.4% of total assets at December 31, 2007. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.7 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at March 31, 2008, by approximately $1.3 billion, or 148.5%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at March 31, 2008, by approximately $348 million, or 38.8%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2008.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At	At	At	At	At
(Dollars in thousands,	March 31,	December 31,	Sept. 30,	June 30,	March 31,
except per-share data)	2008	2007	2007	2007	2007
SELECTED FINANCIAL CONDITION DATA:
Loans and leases excluding residential real estate loans	$12,096,467	$11,810,629	$11,334,162	$11,038,605	$10,815,212

Securities available for sale	2,177,262	1,963,681	2,022,505	1,943,450	1,859,244
Residential real estate loans	506,394	527,607	547,552	572,619	602,748
Subtotal	2,683,656	2,491,288	2,570,057	2,516,069	2,461,992
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	16,370,364	15,977,054	15,530,338	14,977,704	14,898,375

Deposits	10,357,069	9,576,549	9,746,066	9,842,695	9,897,710
Short-term borrowings	138,442	556,070	167,319	285,828	47,376
Long-term borrowings	4,414,644	4,417,378	4,266,022	3,568,997	3,571,930
Stockholders’ equity	1,129,870	1,099,012	1,043,447	1,001,032	1,062,008

	Three Months Ended

	March 31,	December 31,	Sept. 30,	June 30,	March 31,
	2008	2007	2007	2007	2007
SELECTED OPERATIONS DATA:
Net interest income	$142,829	$139,571	$137,704	$137,425	$135,477
Provision for credit losses	29,995	20,124	18,883	13,329	4,656
Net interest income after provision for credit losses	112,834	119,447	118,821	124,096	130,821
Non-interest income:
Fees and other revenue	112,705	124,845	126,394	126,882	112,164
Visa share redemption	8,308	—	—	—	—
Gains on sales of securities available for sale	6,286	11,261	2,017	—	—
Gains on sales of branches and real estate	—	2,752	1,246	2,723	31,173
Total non-interest income	127,299	138,858	129,657	129,605	143,337
Non-interest expense	168,276	172,613	162,777	162,534	164,200
Income before income tax expense	71,857	85,692	85,701	91,167	109,958
Income tax expense	24,431	22,875	26,563	29,038	27,234
Net income	$47,426	$62,817	$59,138	$62,129	$82,724
Per common share:
Basic earnings	$.38	$.51	$.48	$.49	$.65
Diluted earnings	$.38	$.50	$.48	$.49	$.65
Dividends declared	$.25	$.2425	$.2425	$.2425	$.2425

FINANCIAL RATIOS:
Return on average assets (1)	1.18%	1.60%	1.55%	1.67%	2.24%
Return on average common equity (1)	17.08	23.55	23.39	24.16	31.81
Net interest margin (1)	3.84	3.83	3.90	4.02	4.00
Net charge-offs as a percentage of average loans and leases (1)	.44	.46	.38	.24	.10
Average total equity to average assets	6.88	6.79	6.64	6.92	7.03
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

Item 1A. Risk Factors

There have been no material changes to TCF’s risk factors reported in its Annual Report on Form 10-K dated December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2008.

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as a part of publicly announced plan	Number of shares that may yet be purchased under the plan
January 1 to January 31, 2008
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	390,523	$15.89	N.A.	N.A.

February 1 to February 29, 2008
Share repurchase program (1)	—	$—	—	5,384,130

March 1 to March 31, 2008
Share repurchase program (1)	—	$—	—	5,384,130

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 39 of this report.

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

Dated: May 2, 2008

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