Form 10-Q
period 2008-06-30
TCF FINANCIAL CORP
filed 2008-07-25
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 16, 2008
Common Stock, $.01 par value	131,055,794 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	June 30,	December 31,
(Dollars in thousands, except per-share data)	2008	2007
	(Unaudited)
Assets

Cash and due from banks	$349,817	$358,188
Investments	153,550	148,253
Securities available for sale	2,120,664	1,963,681
Education loans held for sale	24,385	156,135
Loans and leases:
Consumer home equity and other	6,919,576	6,590,631
Commercial real estate	2,727,568	2,557,330
Commercial business	556,176	558,325
Leasing and equipment finance	2,263,431	2,104,343
Subtotal	12,466,751	11,810,629
Residential real estate	485,795	527,607
Total loans and leases	12,952,546	12,338,236
Allowance for loan and lease losses	(133,637)	(80,942)
Net loans and leases	12,818,909	12,257,294
Premises and equipment, net	441,402	438,452
Goodwill	152,599	152,599
Other assets	398,797	502,452
Total assets	$16,460,123	$15,977,054
Liabilities and Stockholders’ Equity

Deposits:
Checking	$4,208,531	$4,108,527
Savings	2,917,288	2,636,820
Money market	609,915	576,667
Certificates of deposit	2,410,388	2,254,535
Total deposits	10,146,122	9,576,549
Short-term borrowings	411,802	556,070
Long-term borrowings	4,515,997	4,417,378
Total borrowings	4,927,799	4,973,448
Accrued expenses and other liabilities	297,901	328,045
Total liabilities	15,371,822	14,878,042
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000
shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares
authorized; 131,057,353 and 131,468,699 shares issued	1,310	1,315
Additional paid-in capital	345,668	354,563
Retained earnings, subject to certain restrictions	935,378	926,875
Accumulated other comprehensive loss	(36,986)	(18,055)
Treasury stock at cost, 4,576,330 and 4,866,480 shares, and other	(157,069)	(165,686)
Total stockholders’ equity	1,088,301	1,099,012
Total liabilities and stockholders’ equity	$16,460,123	$15,977,054
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share data)	2008	2007	2008	2007

Interest income:
Loans and leases	$208,407	$206,738	$420,184	$408,343
Securities available for sale	28,858	26,665	57,137	51,770
Education loans held for sale	1,756	3,365	5,208	7,511
Investments and other	1,427	1,557	3,069	4,363
Total interest income	240,448	238,325	485,598	471,987
Interest expense:
Deposits	36,954	58,242	85,682	115,397
Borrowings	51,932	42,658	105,525	83,688
Total interest expense	88,886	100,900	191,207	199,085
Net interest income	151,562	137,425	294,391	272,902
Provision for credit losses	62,895	13,329	92,890	17,985
Net interest income after provision for credit losses	88,667	124,096	201,501	254,917
Non-interest income:
Fees and service charges	67,961	71,728	131,508	133,750
Card revenue	26,828	24,876	51,599	48,137
ATM revenue	8,267	9,314	16,237	18,063
Investments and insurance revenue	2,977	2,772	6,212	4,950
Subtotal	106,033	108,690	205,556	204,900
Leasing and equipment finance	14,050	15,199	26,184	29,200
Other	1,421	2,993	2,469	4,946
Fees and other revenue	121,504	126,882	234,209	239,046
Visa share redemption	—	—	8,308	—
Gains on sales of securities available for sale	1,115	—	7,401	—
Gains on sales of branches and real estate	—	2,723	—	33,896
Total non-interest income	122,619	129,605	249,918	272,942
Non-interest expense:
Compensation and employee benefits	84,267	86,707	172,985	174,800
Occupancy and equipment	31,205	29,329	63,618	59,780
Advertising and promotions	7,130	5,586	13,426	11,567
Other	41,667	36,531	78,002	71,846
Subtotal	164,269	158,153	328,031	317,993
Operating lease depreciation	4,460	4,381	8,974	8,741
Total non-interest expense	168,729	162,534	337,005	326,734
Income before income tax expense	42,557	91,167	114,414	201,125
Income tax expense	18,855	29,038	43,286	56,272
Net income	$23,702	$62,129	$71,128	$144,853

Net income per common share:
Basic	$.19	$.49	$.57	$1.14
Diluted	$.19	$.49	$.57	$1.14

Dividends declared per common share	$.25	$.2425	$.50	$.4850
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$71,128	$144,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,815	31,994
Provision for credit losses	92,890	17,985
Proceeds from sales of education loans held for sale	221,628	134,361
Principal collected on education loans held for sale	1,495	2,961
Originations of education loans held for sale	(94,131)	(107,035)
Net (decrease) increase in other assets and accrued expenses and other liabilities	(19,271)	16,517
Gains on sales of assets and deposits, net	(7,401)	(33,896)
Other, net	5,063	4,465
Total adjustments	233,088	67,352
Net cash provided by operating activities	304,216	212,205

Cash flows from investing activities:
Principal collected on loans and leases	1,607,296	1,772,113
Originations of loans	(1,913,411)	(1,762,423)
Purchases of equipment for lease financing	(398,804)	(335,012)
Proceeds from sales of securities available for sale	1,206,236	—
Proceeds from maturities of and principal collected on securities available for sale	133,751	128,910
Purchases of securities available for sale	(1,418,925)	(301,385)
Net decrease in federal funds sold	—	71,000
Purchases of Federal Home Loan Bank stock	(51,167)	(21,137)
Proceeds from redemptions of Federal Home Loan Bank stock	46,746	8,926
Proceeds from sales of real estate owned	15,429	16,325
Purchases of premises and equipment	(22,776)	(38,626)
Proceeds from sales of premises and equipment	671	10,539
Other, net	9,917	11,328
Net cash used by investing activities	(785,037)	(439,442)

Cash flows from financing activities:
Net increase in deposits	569,573	314,853
Sale of deposits, net	—	(213,294)
Net (decrease) increase in short-term borrowings	(144,268)	71,716
Proceeds from long-term borrowings	113,056	387,768
Payments on long-term borrowings	(10,951)	(210,504)
Purchases of common stock	—	(94,221)
Dividends paid on common stock	(63,175)	(62,992)
Stock compensation tax benefits	3,988	4,519
Other, net	4,227	3,974
Net cash provided by financing activities	472,450	201,819
Net decrease in cash and due from banks	(8,371)	(25,418)
Cash and due from banks at beginning of period	358,188	349,839
Cash and due from banks at end of period	$349,817	$324,421

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$192,570	$189,752
Income taxes	$37,550	$40,680
Transfer of loans and leases to other assets	$39,825	$44,758
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
	Number of		Additional		Other	Treasury
	Common	Common	Paid-in	Retained	Comprehensive	Stock
(Dollars in thousands)	Shares Issued	Stock	Capital	Earnings	Loss	and Other	Total
Balance, December 31, 2006	131,660,749	$1,317	$343,744	$784,011	$(34,926)	$(60,772)	$1,033,374
Comprehensive income:
Net income	—	—	—	144,853	—	—	144,853
Other comprehensive loss	—	—	—	—	(27,705)	—	(27,705)
Comprehensive income (loss)	—	—	—	144,853	(27,705)	—	117,148
Dividends on common stock	—	—	—	(62,992)	—	—	(62,992)
Repurchase of 1,060,000 shares	—	—	—	—	—	(94,221)	(94,221)
Issuance of 80,550 shares	—	—	(2,268)	—	—	2,268	—
Cancellation of shares	(111,025)	(1)	(339)	232	—	—	(108)
Cancellation of shares for tax withholding	(48,990)	(1)	(1,347)	—	—	—	(1,348)
Amortization of stock compensation	—	—	3,928	—	—	—	3,928
Exercise of stock options, 7,333 shares	—	—	(698)	—	—	1,430	732
Stock compensation tax benefits	—	—	4,519	—	—	—	4,519
Change in shares held in trust for deferred compensation plans, at cost	—	—	5,135	—	—	(5,135)	—
Balance, June 30, 2007	131,500,734	$1,315	$352,674	$866,104	$(62,631)	$(156,430)	$1,001,032

Balance, December 31, 2007	131,468,699	$1,315	$354,563	$926,875	$(18,055)	$(165,686)	$1,099,012
Pension and postretirement measurement date change	—	—	—	65	—	—	65
Subtotal	131,468,699	1,315	354,563	926,940	(18,055)	(165,686)	1,099,077
Comprehensive income:
Net income	—	—	—	71,128	—	—	71,128
Other comprehensive loss	—	—	—	—	(18,931)	—	(18,931)
Comprehensive income (loss)	—	—	—	71,128	(18,931)	—	52,197
Dividends on common stock	—	—	—	(63,175)	—	—	(63,175)
Issuance of 277,150 shares	—	—	(7,177)	—	—	7,177	—
Cancellation of shares	(19,600)	(1)	(2,654)	485	—	—	(2,170)
Cancellation of shares for tax withholding	(391,746)	(4)	(6,223)	—	—	—	(6,227)
Amortization of stock compensation	—	—	4,448	—	—	—	4,448
Exercise of stock options, 13,000 shares	—	—	(173)	—	—	336	163
Stock compensation tax benefits	—	—	3,988	—	—	—	3,988
Change in shares held in trust for deferred compensation plans, at cost	—	—	(1,104)	—	—	1,104	—
Balance, June 30, 2008	131,057,353	$1,310	$345,668	$935,378	$(36,986)	$(157,069)	$1,088,301

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

(2)          Investments

The carrying values of investments consist of the following.

	At	At
	June 30,	December 31,
(In thousands)	2008	2007
Federal Home Loan Bank stock, at cost:
Des Moines	$120,269	$115,848
Chicago	4,617	4,617
Subtotal	124,886	120,465
Federal Reserve Bank stock, at cost	20,529	20,423
Other	8,135	7,365
Total investments	$153,550	$148,253

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

(3)          Securities Available for Sale

Securities available for sale consist of the following.

	At June 30, 2008				At December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,163,894	$208	$(47,149)	$2,116,953	$1,975,817	$2,493	$(18,681)	$1,959,629
Other	3,635	—	(174)	3,461	3,992	—	(190)	3,802
Other securities	250	—	—	250	250	—	—	250
Total	$2,167,779	$208	$(47,323)	$2,120,664	$1,980,059	$2,493	$(18,871)	$1,963,681
Weighted-average yield	5.28%				5.27%

The following tables show the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value.  Accordingly, TCF has concluded that no other-than-temporary impairment has occurred at June 30, 2008.

	At June 30, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,893,095	$(40,149)	$204,068	$(7,000)	$2,097,163	$(47,149)
Other	—	—	3,141	(174)	3,141	(174)
Total	$1,893,095	$(40,149)	$207,209	$(7,174)	$2,100,304	$(47,323)

	At December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$286,063	$(190)	$977,511	$(18,491)	$1,263,574	$(18,681)
Other	—	—	3,443	(190)	3,443	(190)
Total	$286,063	$(190)	$980,954	$(18,681)	$1,267,017	$(18,871)

(4)          Loans and Leases

The following table sets forth information about loans and leases, excluding education loans held for sale.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2008	2007	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$4,404,117	$4,178,961	5.4%
Junior lien	2,446,982	2,344,113	4.4
Total consumer home equity	6,851,099	6,523,074	5.0
Other	68,477	67,557	1.4
Total consumer home equity and other	6,919,576	6,590,631	5.0
Commercial:
Commercial real estate:
Permanent	2,442,966	2,280,204	7.1
Construction and development	284,602	277,126	2.7
Total commercial real estate	2,727,568	2,557,330	6.7
Commercial business	556,176	558,325	(0.4)
Total commercial	3,283,744	3,115,655	5.4
Leasing and equipment finance (1):
Equipment finance loans	680,027	604,185	12.6
Lease financings:
Direct financing leases	1,694,514	1,611,881	5.1
Sales-type leases	23,629	26,657	(11.4)
Lease residuals	47,605	41,678	14.2
Unearned income and deferred lease costs	(182,344)	(180,058)	(1.3)
Total lease financings	1,583,404	1,500,158	5.5
Total leasing and equipment finance	2,263,431	2,104,343	7.6
Total consumer, commercial and leasing and equipment finance	12,466,751	11,810,629	5.6
Residential real estate	485,795	527,607	(7.9)
Total loans and leases	$12,952,546	$12,338,236	5.0

(1)      Operating leases of $63.9 million at June 30, 2008 and $71.1 million at December 31, 2007 are included in Other Assets on the Consolidated Statements of Financial Condition.

(5)          Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At June 30, 2008		At December 31, 2007
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2009	$117,000	5.26%	$117,000	5.26%
	2010	100,000	6.02	100,000	6.02
	2011	300,000	4.64	200,000	4.85
	2015	1,400,000	4.16	1,400,000	4.16
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
Sub-total		4,267,000	4.48	4,167,000	4.49
Subordinated bank notes	2014	74,821	5.27	74,726	5.27
	2015	49,703	5.37	49,619	5.37
	2016	74,425	5.63	74,395	5.63
Sub-total		198,949	5.43	198,740	5.43
Discounted lease rentals	2008	12,893	6.70	24,318	7.13
	2009	19,592	6.58	15,439	7.10
	2010	11,035	6.44	6,681	6.98
	2011	4,052	6.51	1,732	7.00
	2012	1,369	6.71	276	6.98
	2013	128	7.07	—	—
Sub-total		49,069	6.58	48,446	7.09
Other borrowings	2008	13	5.00	2,226	4.51
	2009	966	5.00	966	5.00
Sub-total		979	5.00	3,192	4.66
Total long-term borrowings		$4,515,997	4.54	$4,417,378	4.56

Included in FHLB advances and repurchase agreements at June 30, 2008 were $717 million of FHLB advances, which are callable quarterly by the counterparties at par until maturity.  In addition, TCF has $1.9 billion of FHLB advances and $1.6 billion of repurchase agreements which contain one-time call provisions for various years from 2008 through 2011.  On July 9, 2008, TCF extended the maturity and call dates of $200 million of callable repurchase agreements that previously had a scheduled maturity date in 2015 and a call date in 2008.  The probability that the advances and repurchase agreements will be called by the counterparties depends primarily on the level of related interest rates during the call period. If FHLB advances are called, replacement funding will be available from the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The following table represents the maturity of FHLB advances and repurchase agreements based on the next available call date, compared with the stated maturity date at June 30, 2008.

(Dollars in thousands)
Year	Next Call Date	Weighted- Average Rate	Stated Maturity	Weighted- Average Rate

2008	$1,617,000	4.42%	$—	—%
2009	1,000,000	4.45	117,000	5.26
2010	1,450,000	4.56	100,000	6.02
2011	100,000	4.82	200,000	4.85
2015	—	—	1,400,000	4.16
2016	—	—	1,100,000	4.49
2017	—	—	1,250,000	4.60
Total	$4,167,000	4.49	$4,167,000	4.49

(6)   Stockholders’ Equity

Treasury stock and other consists of the following.

	At	At
	June 30,	December 31,
(In thousands)	2008	2007
Treasury stock, at cost	$(118,507)	$(126,020)
Shares held in trust for deferred compensation plans, at cost	(38,562)	(39,666)
Total	$(157,069)	$(165,686)

(7)   Fair Value Measurement

Effective January 1, 2008, TCF adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, TCF has not applied the provisions of this statement to non-financial assets and liabilities such as real estate owned, repossessed assets and equipment held for sale.  SFAS 157 defines fair value and establishes a consistent framework for measuring fair value under GAAP and expands disclosure requirements for fair value measurements.  Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at June 30, 2008.

Securities available for sale

At June 30, 2008, securities available for sale consisted primarily of U.S. Government sponsored enterprise and federal agency mortgage-backed securities.  The fair value of available for sale securities are recorded using observable market prices from independent asset pricing services that are based on observable transactions, but not a quoted market.

Assets held in trust for deferred compensation

At June 30, 2008, assets held in trust for deferred compensation plans consisted of investments in publicly traded stock other than TCF stock and mutual funds. The fair value of these assets are based upon quotes from independent asset pricing services based on active markets.

At June 30, 2008, the fair value of assets measured on a recurring basis are:

(in thousands)	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ —	$ 2,116,953	$ —	$ 2,116,953
Other	—	—	3,461	3,461
Other securities	—	—	250	250
Assets held in trust for deferred compensation plans (4)	19,139	—	—	19,139
Total assets	$ 19,139	$ 2,116,953	$ 3,711	$ 2,139,803

(1) Considered Level 1 under SFAS 157.

(2) Considered Level 2 under SFAS 157.

(3) Considered Level 3 under SFAS 157 and is based on valuation models that use significant assumptions that are not observable in an active market.

(4) A corresponding liability is recorded in other liabilities for TCF’s obligation on these assets.

The change in the balance sheet carrying values associated with company determined market priced financial assets carried at fair value during the six months ended June 30, 2008 was not significant.

(8)   Stock Compensation

The following table reflects TCF’s restricted stock transactions under the TCF Financial Incentive Stock Program since December 31, 2007.

	Restricted Stock
		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2007	2,525,216	$19.72
Granted	277,150	15.50
Forfeited	(19,600)	26.05
Vested	(1,107,066)	11.11
Outstanding at June 30, 2008	1,675,700	$24.64

The following table reflects TCF’s stock option transactions under the TCF Financial Incentive Stock Program since December 31, 2007.

	Stock Options
			Weighted-Average
		Weighted-Average	Remaining Contractual
	Shares	Exercise Price	Term In Years
Outstanding at December 31, 2007	144,050	$13.91	1.32
Granted	1,626,000	15.75	9.50
Exercised	(13,000)	12.56	—
Forfeited	(4,250)	15.09	—
Outstanding at June 30, 2008	1,752,800	$15.62	8.87
Exercisable at June 30, 2008	126,800	$14.01	0.84

In January 2008, TCF issued 1,626,000 nonqualified stock options. These options have an exercise price of $15.75 per share, with 813,000 options exercisable in 2011, which expire in 2018 and the remaining 813,000 options exercisable in 2012, which expire in 2018. The weighted-average grant date fair value of stock options granted in January 2008 was $3.70 and $3.73, respectively.

Unrecognized stock compensation for restricted stock and stock options was $18.9 million with a weighted-average remaining amortization period of 2.8 years at June 30, 2008.

The following table summarizes information about stock options outstanding at June 30, 2008.

	Stock Options Outstanding			Stock Options Exercisable
			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
Exercise price range	Shares	Exercise Price	Life in Years	Shares	Exercise Price
$10.91-$14.52	126,800	$ 14.01	0.84	126,800	$ 14.01
$15.75	1,626,000	$ 15.75	9.50	—	$ —

The 126,800 exercisable stock options are accounted for using Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. TCF estimated the fair value of stock options granted during the first quarter of 2008 using a Black-Scholes option valuation model.  Additional valuation and related assumption information for TCF’s stock option plans are presented below.

Expected volatility	28.5%
Weighted-average volatility	28.5%
Expected dividends	3.5%
Expected term (in years)	6.5 - 7
Risk-free rate	2.5 - 2.73%

(9)          Regulatory Capital Requirements

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements.

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Tier 1 leverage capital
TCF	$972,688	5.97%	$488,558	3.00%	N.A.	N.A.
TCF National Bank	913,742	5.63	486,979	3.00	$811,632	5.00%

Tier 1 risk-based capital
TCF	972,688	8.08	481,563	4.00	722,345	6.00
TCF National Bank	913,742	7.61	480,045	4.00	720,068	6.00

Total risk-based capital
TCF	1,307,552	10.86	963,127	8.00	1,203,908	10.00
TCF National Bank	1,248,373	10.40	960,090	8.00	1,200,113	10.00
As of December 31, 2007:
Tier 1 leverage capital
TCF	$964,467	6.16%	$469,914	3.00%	N.A.	N.A.
TCF National Bank	900,864	5.76	468,806	3.00	$781,343	5.00%

Tier 1 risk-based capital
TCF	964,467	8.28	465,931	4.00	698,897	6.00
TCF National Bank	900,864	7.75	464,934	4.00	697,402	6.00

Total risk-based capital
TCF	1,245,808	10.70	931,863	8.00	1,164,829	10.00
TCF National Bank	1,182,196	10.17	929,869	8.00	1,162,336	10.00

N.A. Not Applicable.

At June 30, 2008, TCF, TCF National Bank and TCF National Bank Arizona exceeded their stated regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(10)          Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and six months ended June 30, 2008 and 2007.

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	733	733	1,467	1,465
Expected return on plan assets	(1,264)	(1,235)	(2,529)	(2,469)
Recognized actuarial loss	214	500	429	999
Settlement expense	179	350	357	700
Net periodic benefit cost (income)	$(138)	$348	$(276)	$695

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Service cost	$3	$4	$6	$8
Interest cost	135	123	269	246
Amortization of transition obligation	1	26	2	51
Recognized actuarial loss	77	55	155	111
Net periodic benefit cost	$216	$208	$432	$416

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

During the second quarter and first six months of 2008 and 2007, TCF made no contributions to the Pension Plan.  TCF is not required to make any contributions to the Pension Plan during 2008.  During the second quarter and first six months of 2008, TCF paid $226 thousand and $536 thousand, respectively, for benefits of the Postretirement Plan, compared with $300 thousand and $625 thousand, respectively, for the same 2007 periods.

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

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Three Months Ended
June 30, 2008:
Revenues from external customers:
Interest income	$199,303	$41,145	$—	$—	$240,448
Non-interest income	108,340	14,080	199	—	122,619
Total	$307,643	$55,225	$199	$—	$363,067
Net interest income	$132,123	$19,624	$(185)	$—	$151,562
Provision for credit losses	59,147	3,748	—	—	62,895
Non-interest income	108,340	14,080	36,172	(35,973)	122,619
Non-interest expense	152,600	16,616	35,486	(35,973)	168,729
Pre-tax income	28,716	13,340	501	—	42,557
Income tax expense	10,839	6,320	1,696	—	18,855
Net income (loss)	$17,877	$7,020	$(1,195)	$—	$23,702

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$15,940,572	$2,438,507	$136,822	$(2,055,778)	$16,460,123

At or For the Three Months Ended
June 30, 2007:
Revenues from external customers:
Interest income	$202,256	$36,069	$—	$—	$238,325
Non-interest income	114,216	15,199	190	—	129,605
Total	$316,472	$51,268	$190	$—	$367,930
Net interest income	$121,715	$15,892	$(182)	$—	$137,425
Provision for credit losses	11,155	2,174	—	—	13,329
Non-interest income	114,216	15,199	39,211	(39,021)	129,605
Non-interest expense	145,773	16,383	39,399	(39,021)	162,534
Pre-tax income (loss)	79,003	12,534	(370)	—	91,167
Income tax expense (benefit)	24,852	4,560	(374)	—	29,038
Net income	$54,151	$7,974	$4	$—	$62,129

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$14,528,185	$2,071,650	$128,966	$(1,751,097)	$14,977,704

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Six Months Ended
June 30, 2008:
Revenues from external customers:
Interest income	$403,520	$82,078	$—	$—	$485,598
Non-interest income	223,329	26,218	371	—	249,918
Total	$626,849	$108,296	$371	$—	$735,516
Net interest income	$256,171	$38,579	$(359)	$—	$294,391
Provision for credit losses	85,414	7,476	—	—	92,890
Non-interest income	223,329	26,218	72,515	(72,144)	249,918
Non-interest expense	303,778	33,429	71,942	(72,144)	337,005
Pre-tax income	90,308	23,892	214	—	114,414
Income tax expense	33,002	10,147	137	—	43,286
Net income	$57,306	$13,745	$77	$—	$71,128

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$15,940,572	$2,438,507	$136,822	$(2,055,778)	$16,460,123

At or For the Six Months Ended
June 30, 2007:
Revenues from external customers:
Interest income	$401,671	$70,316	$—	$—	$471,987
Non-interest income	243,344	29,201	397	—	272,942
Total	$645,015	$99,517	$397	$—	$744,929
Net interest income	$242,495	$30,767	$(360)	$—	$272,902
Provision for credit losses	16,669	1,316	—	—	17,985
Non-interest income	243,344	29,201	78,159	(77,762)	272,942
Non-interest expense	293,617	32,281	78,598	(77,762)	326,734
Pre-tax income (loss)	175,553	26,371	(799)	—	201,125
Income tax expense (benefit)	47,381	9,569	(678)	—	56,272
Net income (loss)	$128,172	$16,802	$(121)	$—	$144,853

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$14,528,185	$2,071,650	$128,966	$(1,751,097)	$14,977,704

(12)          Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per-share data)	2008	2007	2008	2007
Basic Earnings Per Common Share
Net income	$23,702	$62,129	$71,128	$144,853
Weighted-average shares outstanding	126,458,128	128,161,549	126,414,470	129,184,177
Restricted stock	(1,660,775)	(2,480,095)	(1,693,478)	(2,510,837)
Weighted-average common shares outstanding for basic earnings per common share	124,797,353	125,681,454	124,720,992	126,673,340
Basic earnings per common share	$.19	$.49	$.57	$1.14

Diluted Earnings Per Common Share
Net income	$23,702	$62,129	$71,128	$144,853
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	124,797,353	125,681,454	124,720,992	126,673,340
Net dilutive effect of:
Restricted stock	304,732	173,833	329,375	160,171
Stock options	15,343	87,984	22,781	93,714
Weighted-average common shares outstanding for diluted earnings per common share	125,117,428	125,943,271	125,073,148	126,927,225
Diluted earnings per common share	$.19	$.49	$.57	$1.14

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

(13)   Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income.  The following table summarizes the components of comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net income	$23,702	$62,129	$71,128	$144,853
Other comprehensive income (loss):
Unrealized holding losses arising during the period on securities available for sale	(52,319)	(47,863)	(23,338)	(44,644)
Recognized pension and postretirement actuarial losses, settlement expense and transition obligation	471	931	943	1,861
Pension and postretirement measurement date change	—	—	293	—
Reclassification adjustment for securities gains included in net income	(1,115)	—	(7,401)	—
Income tax expense	18,977	16,538	10,572	15,078
Total other comprehensive loss	(33,986)	(30,394)	(18,931)	(27,705)
Comprehensive (loss) income	$(10,284)	$31,735	$52,197	$117,148

(14)   Other Expense

Other expense consists of the following.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Card processing and issuance	$4,664	$4,617	$9,334	$9,056
Deposit account losses	3,455	4,574	7,977	8,869
Foreclosed real estate, net	4,680	1,550	7,215	1,830
Postage and courier	3,379	3,412	6,737	6,924
Telecommunications	3,000	2,946	5,962	5,936
Office supplies	2,254	2,376	4,870	4,889
ATM processing	1,798	2,270	3,489	4,332
Federal deposit insurance and OCC assessments	971	808	1,926	1,613
Decrease in Visa indemnification liability	—	—	(3,766)	—
Other	17,466	13,978	34,258	28,397
Total other expense	$41,667	$36,531	$78,002	$71,846

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota.  Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona (“TCF Bank”), are headquartered in Minnesota and Arizona, respectively. TCF had 454 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona at June 30, 2008.

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

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties.  Commercial loans are generally made on local properties or to local customers.  The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc. (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets and Winthrop Resources Corporation (“Winthrop Resources”), a company that primarily leases technology and data processing equipment.  TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries.  In the second quarter of 2008, TCF began development of a new business operation to provide inventory financing to retail businesses in the United States and Canada.  TCF expects this new business to begin originating loans in the fourth quarter of 2008.

Historically, TCF has originated education loans for resale.  As a result of Federal law changes and general market conditions, TCF will no longer be originating education loans.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 55.3% of TCF’s total revenue for the three months ended June 30, 2008.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

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

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is the 12th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended March 31, 2008, as published by Visa.  TCF earns interchange revenue from customer debit card transactions.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three and six months ended June 30, 2008 and 2007 and on information about TCF’s balance sheet, credit quality, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 19 cents and 57 cents for the second quarter and first six months of 2008, respectively, compared with 49 cents and $1.14 for the same 2007 periods.  Net income was $23.7 million and $71.1 million for the second quarter and first six months of 2008, respectively, compared with $62.1 million and $144.9 million for the same 2007 periods.

The second quarter of 2008 included $1.1 million in pre-tax gains on sales of securities and $5 million of adjustments related to increased state income taxes, for a net after-tax charge of three cents per diluted share.  Net income for the second quarter of 2007 included $2.7 million in pre-tax gains on the sales of real estate and $1.9 million of favorable income tax adjustments, for a combined after-tax credit of three cents per diluted share.  TCF also recorded $62.9 million of provision for credit losses in the second quarter of 2008, as compared with $13.3 million in the second quarter of 2007.

The first six months of 2008 included an $8.3 million pre-tax gain from Visa’s initial public offering (“IPO”), a $3.8 million pre-tax expense reduction related to a decrease in TCF’s estimated contingent obligation in regard to TCF’s Visa USA litigation indemnification, $7.4 million in pre-tax gains on sales of securities and $5 million of adjustments related to increased state income taxes for a net after-tax credit of six cents per diluted share.  The first six months of 2007 included a $31.2 million pre-tax gain on the sale of ten outstate Michigan branches, $2.7 million of pre-tax gains on sales of real estate and $10.4 million of favorable income tax settlements and adjustments for a total after tax credit of 26 cents per diluted share.  TCF also recorded $92.9 million of provision for credit losses in the first six months of 2008, as compared with $18 million in the first six months of 2007.

For the second quarter and first six months of 2008, return on average assets was .58% and .88%, respectively, compared with 1.67% and 1.95% for the same 2007 periods.  Return on average common equity was 8.57% and 12.85% for the second quarter and first six months of 2008, compared with 24.16% and 28.08% for the same 2007 periods.

Operating Segment Results

See Note 11 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, consisting of deposits, investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $17.9 million and $57.3 million for the second quarter and first six months of 2008, respectively, compared with $54.2 million and $128.2 million for the same 2007 periods.  Banking net interest income for the second quarter and first six months of 2008 was $132.1 million and $256.2 million, respectively, up from $121.7 million and $242.5 million for the same 2007 periods.

The provision for credit losses was $59.1 million and $85.4 million for the second quarter and first six months of 2008, respectively, compared with $11.2 million and $16.7 million for the same 2007 periods.  The increase in the provision for credit losses was primarily due to higher consumer home equity charge-offs and the resulting portfolio reserve rate increases and higher reserves and charge-offs for commercial loans.  Refer to the “Consolidated Provision for Credit Losses” section for further discussion.

Non-interest income totaled $108.3 million for the second quarter of 2008, down 5.1% from $114.2 million for the same 2007 period primarily due to decreases in fees and service charges.  Non-interest income totaled $223.3 million for the first six months of 2008, down 8.2% from $243.3 million for the same 2007 period primarily due to a $31.2 million gain on the sale of ten out-state Michigan branches that occurred in the first quarter of 2007, partially offset by an $8.3 million pre-tax gain from Visa’s IPO in 2008 and $7.4 million in pre-tax gains on sales of securities in 2008.  Non-interest expense was $152.6 million and $303.8 million for the second quarter and first six months of 2008, respectively, compared with $145.8 million and $293.6 million for the same 2007 periods. The increase in non-interest expense was primarily due to an increase in foreclosed real estate expense due to increased property taxes and higher real estate disposition losses in 2008, costs associated with exiting the Education Lending business and reductions of lending employees.

Income tax expense for the second quarter of 2008 was $10.8 million and included $3.2 million of adjustments related to increased state income taxes.  Income tax expense for the second quarter of 2007 was $24.9 million and included $1.9 million of favorable income tax adjustments.

LEASING AND EQUIPMENT FINANCE, an operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of lease and equipment finance products. Leasing and equipment finance reported net income of $7 million and $13.7 million for the second quarter and first six months of 2008, respectively, compared with $8 million and $16.8 million for the same 2007 periods.  Net interest income for the second quarter and first six months of 2008 was $19.6 million and $38.6 million, compared with $15.9 million and $30.8 million for the same 2007 periods.

The provision for credit losses for this operating segment was $3.7 million and $7.5 million for the second quarter and first six months of 2008, respectively, compared with $2.2 million and $1.3 million for the same 2007 periods, primarily due to increased net charge-offs and reserves for certain loans and leases and a $2.1 million recovery in 2007 of a previously charged-off leveraged lease.

Non-interest income for the second quarter and first six months of 2008 totaled $14.1 million and $26.2 million, respectively, compared with $15.2 million and $29.2 million for the same 2007 periods, primarily due to a decrease in sales-type lease and operating lease revenues.  Leasing and equipment finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $16.6 million and $33.4 million for the second quarter and first six months of 2008, respectively, compared with $16.4 million and $32.3 million for the same 2007 periods.

Income tax expense for the second quarter of 2008 was $6.3 million and included $1.5 million of adjustments related to increased state income taxes.  Income tax expense for the second quarter of 2007 was $4.6 million.  There were no adjustments to income tax in the second quarter of 2007.

Consolidated Net Interest Income

Net interest income for the second quarter of 2008 was $151.6 million, up from $137.4 million for the second quarter of 2007 and $142.8 million from the first quarter of 2008.  Net interest income for the first six months of 2008 was $294.4 million, up from $272.9 million for the same 2007 period.  The net interest margin for the second quarter of 2008 was 4.00%, compared with 4.02% for the same 2007 period and 3.84% for the first quarter of 2008.

The increase in net interest income from the second quarter of 2007 was primarily attributable to a $1.5 billion, or 10.9%, increase in average interest-earning assets, partially offset by a two basis point reduction in net interest margin.  The increase in net interest income from the first quarter of 2008 was primarily due to a $296.1 million increase in average interest-earning assets and a 16 basis point increase in net interest margin.  The 16 basis point increase in net interest margin from the first quarter of 2008 was primarily due to declines in rates paid on deposits and borrowings, as a result of generally lower market interest rates, exceeding the market driven decline in yields on interest-earning assets, partially due to loans at their contractual interest rate floor.  The average balance of consumer home equity loans that were at their contractual interest rate floor was $1.2 billion for the second quarter of 2008, compared with $645 million for the first quarter of 2008.  In addition, the net interest margin for the second quarter of 2008, as compared with the first quarter of 2008, benefited from increased lower cost deposits as a percentage of total deposits and borrowings.

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

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008			2007
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments and other	$148,366	$1,427	3.86%	$130,977	$1,557	4.77%
Securities available for sale (3)	2,184,580	28,858	5.28	1,967,524	26,665	5.42
Education loans held for sale	123,457	1,756	5.72	153,566	3,365	8.79
Loans and leases:
Consumer home equity:
Fixed-rate	5,084,761	86,279	6.82	4,614,322	80,127	6.97
Variable-rate (4)	1,702,825	26,501	6.26	1,421,390	31,181	8.80
Consumer - other	46,492	994	8.60	41,708	1,057	10.16
Total consumer home equity and other	6,834,078	113,774	6.70	6,077,420	112,365	7.42
Commercial real estate:
Fixed- and adjustable-rate	2,062,983	31,868	6.21	1,750,690	28,036	6.42
Variable-rate (4)	593,409	7,436	5.04	598,918	11,685	7.83
Total commercial real estate	2,656,392	39,304	5.95	2,349,608	39,721	6.78
Commercial business:
Fixed- and adjustable-rate	157,740	2,433	6.20	165,780	2,675	6.47
Variable-rate (4)	371,730	4,493	4.86	391,354	7,317	7.50
Total commercial business	529,470	6,926	5.26	557,134	9,992	7.19
Leasing and equipment finance	2,229,467	41,145	7.38	1,879,958	36,069	7.67
Subtotal	12,249,407	201,149	6.60	10,864,120	198,147	7.31
Residential real estate	496,367	7,258	5.86	587,400	8,591	5.85
Total loans and leases (5)	12,745,774	208,407	6.57	11,451,520	206,738	7.24
Total interest-earning assets	15,202,177	240,448	6.35	13,703,587	238,325	6.97
Other assets (6)	1,171,677			1,148,033
Total assets	$16,373,854			$14,851,620
Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,464,237			$1,492,429
Small business	577,510			586,711
Commercial and custodial	238,779			199,226
Total non-interest bearing deposits	2,280,526			2,278,366
Interest-bearing deposits:
Premier checking	989,512	2,279.93		1,070,397	7,943	2.98
Other checking	894,436	510.23		834,405	729.35
Subtotal	1,883,948	2,789.60		1,904,802	8,672	1.83
Premier savings	1,518,703	8,294	2.20	1,109,341	11,672	4.22
Other savings	1,365,141	2,360.70		1,300,857	3,733	1.15
Subtotal	2,883,844	10,654	1.49	2,410,198	15,405	2.56
Money market	609,369	2,192	1.45	604,217	4,355	2.89
Subtotal	5,377,161	15,635	1.17	4,919,217	28,432	2.32
Certificates of deposit	2,471,216	21,319	3.47	2,525,886	29,810	4.73
Total interest-bearing deposits	7,848,377	36,954	1.89	7,445,103	58,242	3.14
Total deposits	10,128,903	36,954	1.47	9,723,469	58,242	2.40
Borrowings:
Short-term borrowings	363,302	1,977	2.19	196,169	2,553	5.22
Long-term borrowings	4,419,821	49,955	4.54	3,566,883	40,105	4.51
Total borrowings	4,783,123	51,932	4.37	3,763,052	42,658	4.55
Total interest-bearing liabilities	12,631,500	88,886	2.83	11,208,155	100,900	3.61
Total deposits and borrowings	14,912,026	88,886	2.40	13,486,521	100,900	3.00
Other liabilities	355,187			336,676
Total liabilities	15,267,213			13,823,197
Stockholders’ equity	1,106,641			1,028,423
Total liabilities and stockholders’ equity	$16,373,854			$14,851,620
Net interest income and margin		$151,562	4.00%		$137,425	4.02%

(1) Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $446,000 and $428,000 was recognized during the three months ended June 30, 2008 and 2007, respectively.

(2) Annualized.

(3) Average balances and yields of securities available for sale are based upon the historical amortized cost.

(4) Certain variable-rate loans have contractual interest rate floors.

(5) Average balances of loans and leases includes non-accrual loans and leases, and are presented net of unearned income.

(6) Includes operating leases.

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008			2007
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments and other	$149,513	$3,069	4.12%	$180,839	$4,363	4.86%
Securities available for sale (3)	2,162,765	57,137	5.28	1,914,723	51,770	5.41
Education loans held for sale	169,445	5,208	6.18	177,611	7,511	8.53
Loans and leases:
Consumer home equity:
Fixed-rate	5,034,086	172,217	6.88	4,545,305	156,803	6.96
Variable-rate (4)	1,652,929	54,695	6.65	1,431,933	62,589	8.81
Consumer - other	45,250	1,974	8.77	41,780	2,078	10.03
Total consumer home equity and other	6,732,265	228,886	6.84	6,019,018	221,470	7.42
Commercial real estate:
Fixed- and adjustable-rate	2,019,163	63,112	6.29	1,741,713	55,272	6.40
Variable-rate (4)	592,240	16,214	5.51	621,855	23,966	7.77
Total commercial real estate	2,611,403	79,326	6.11	2,363,568	79,238	6.76
Commercial business:
Fixed- and adjustable-rate	167,715	5,188	6.22	164,405	5,281	6.48
Variable-rate (4)	368,864	9,866	5.38	391,234	14,564	7.51
Total commercial business	536,579	15,054	5.64	555,639	19,845	7.20
Leasing and equipment finance	2,185,081	82,078	7.51	1,859,077	70,316	7.56
Subtotal	12,065,328	405,344	6.75	10,797,302	390,869	7.29
Residential real estate	507,079	14,840	5.86	601,109	17,474	5.82
Total loans and leases (5)	12,572,407	420,184	6.71	11,398,411	408,343	7.21
Total interest-earning assets	15,054,130	485,598	6.48	13,671,584	471,987	6.95
Other assets (6)	1,200,324			1,149,249
Total assets	$16,254,454			$14,820,833
Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,439,810			$1,512,180
Small business	571,329			591,559
Commercial and custodial	219,701			200,534
Total non-interest bearing deposits	2,230,840			2,304,273
Interest-bearing deposits:
Premier checking	999,157	6,336	1.28	1,071,940	16,149	3.04
Other checking	866,120	1,184.27		829,486	1,263.31
Subtotal	1,865,277	7,520.81		1,901,426	17,412	1.85
Premier savings	1,496,350	20,075	2.70	1,089,809	22,991	4.25
Other savings	1,308,096	5,367.83		1,307,627	7,327	1.13
Subtotal	2,804,446	25,442	1.82	2,397,436	30,318	2.55
Money market	599,380	5,164	1.73	607,235	8,704	2.89
Subtotal	5,269,103	38,126	1.46	4,906,097	56,434	2.32
Certificates of deposit	2,485,789	47,556	3.84	2,519,895	58,963	4.71
Total interest-bearing deposits	7,754,892	85,682	2.22	7,425,992	115,397	3.13
Total deposits	9,985,732	85,682	1.73	9,730,265	115,397	2.39
Borrowings:
Short-term borrowings	381,162	5,587	2.95	142,347	3,725	5.28
Long-term borrowings	4,417,226	99,938	4.55	3,582,869	79,963	4.50
Total borrowings	4,798,388	105,525	4.42	3,725,216	83,688	4.53
Total interest-bearing liabilities	12,553,280	191,207	3.06	11,151,208	199,085	3.16
Total deposits and borrowings	14,784,120	191,207	2.60	13,455,481	199,085	2.98
Other liabilities	363,429			333,536
Total liabilities	15,147,549			13,789,017
Stockholders’ equity	1,106,905			1,031,816
Total liabilities and stockholders’ equity	$16,254,454			$14,820,833
Net interest income and margin		$294,391	3.92%		$272,902	4.01%

(1) Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $994,000 and $797,000 was recognized during the six months ended June 30, 2008 and 2007, respectively.

(2) Annualized.

(3) Average balances and yields of securities available for sale are based upon the historical amortized cost.

(4) Certain variable-rate loans have contractual interest rate floors.

(5) Average balances of loans and leases includes non-accrual loans and leases, and are presented net of unearned income.

(6) Includes operating leases.

Consolidated Provision for Credit Losses

TCF recorded provision expense of $62.9 million and $92.9 million in the second quarter and first six months of 2008, respectively, compared with $13.3 million and $18 million for the same 2007 periods. The increase in the provision for credit losses for the second quarter and first six months of 2008 is primarily due to higher consumer home equity net charge-offs and the resulting portfolio reserve rate increases and higher reserves and net charge-offs for commercial loans, primarily in Michigan.  Home values continued to decline in all of TCF’s markets and financial stress on consumers continues to increase, especially in Minnesota and Michigan.  These trends adversely impacted consumer loans as the number of credit loss incidents and the average severity of individual losses increased.  Net loan and lease charge-offs were $26.6 million, or .84% (annualized) and $40.2 million, or .64% (annualized) of average loans and leases, in the second quarter and first six months of 2008, compared with $7 million, or .24% (annualized) and $9.7 million, or .17% (annualized) for the same 2007 periods.  Consumer home equity net charge-offs for the second quarter and first six months of 2008 were $13.9 million and $22.9 million, respectively, compared with $4.5 million and $7.8 million for the same 2007 periods.  The higher consumer home equity net charge-offs were primarily due to the residential real estate market conditions in Minnesota and Michigan.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $122.6 million and $249.9 million for the second quarter and first six months of 2008, respectively, compared with $129.6 million and $272.9 million for the same 2007 periods.

Fees and Service Charges

Fees and service charges totaled $68 million and $131.5 million for the second quarter and first six months of 2008, compared with $71.7 million and $133.8 million for the same 2007 periods.  The declines are primarily due to decreased deposit service fees resulting from higher per account average balances.

Card Revenues

Card revenues totaled $26.8 million for the second quarter of 2008, up 7.8% over the same 2007 period. For the first six months of 2008, card revenue totaled $51.6 million, up 7.2% over the same 2007 period.  These increases were primarily due to increased sales volume primarily as a result of increases in customer transactions.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2008	2007	Amount	%
Average active card users	814,229	814,998	(769)	(0.1)
Average number of transactions per card per month	21.0	19.9	1.1	5.5
Sales volume	$1,901,203	$1,783,319	$117,884	6.6
Average transaction size (in dollars)	$37	$37	$—	—
Average interchange rate	1.33%	1.33%		—	bps

ATM Revenue

For the second quarter and first six months of 2008, ATM revenue was $8.3 million and $16.2 million, respectively, compared with $9.3 million and $18.1 million for the same 2007 periods.  The declines in ATM revenue was primarily attributable to a continued decline in fees charged to TCF customers for the use of non-TCF ATM machines and by changes in customer ATM usage behavior.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $14.1 million and $26.2 million for the second quarter and first six months of 2008, respectively, compared with $15.2 million and $29.2 million for the same 2007 period.  The decreases in leasing and equipment finance revenues were primarily due to lower sales-type lease revenue and operating lease revenue. Leasing and equipment finance revenue may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.

Visa Share Redemption

During the first quarter of 2008, Visa completed its IPO. As part of the IPO, Visa redeemed a portion of the shares held by Visa USA members for cash. TCF received $8.3 million from this redemption and recorded a gain.  As of June 30, 2008, TCF holds 308,219 shares of Visa Inc. Class B shares with no book value that are restricted from sale, other than to other Visa members, and are subject to dilution as a result of TCF’s indemnification obligation.  TCF remains obligated to indemnify Visa under its bylaws and a retrospective responsibility plan for losses in connection with certain covered litigation.

Gains on Sales of Securities Available for Sale

Gains on sales of securities available for sale were $1.1 million for the second quarter of 2008 on sales of $124.6 million of mortgage-backed securities.  For the first six months of 2008, gains on sales of securities available for sale were $7.4 million on sales of $922 million of mortgage-backed securities and $174.9 million of treasury bills.  There were no such sales in the same 2007 periods.

Gains on Sales of Branches and Real Estate

Gains on sales of branches and real estate were $2.7 million and $33.9 million for the second quarter and first six months of 2007, respectively, compared with no such sales in the same 2008 periods. During the first quarter of 2007, TCF sold the deposits and facilities of ten out-state branches in Michigan and recognized a $31.2 million gain.

Consolidated Non-Interest Expense

Non-interest expense totaled $168.7 million for the second quarter of 2008, up $6.2 million, or 3.8%, from $162.5 million for the same 2007 period. For the first six months of 2008, non-interest expense totaled $337 million, up $10.3 million, or 3.1%, from $326.7 million for the same 2007 period.

Compensation and Employee Benefits

Compensation and employee benefits expense continue to be well controlled and totaled $84.3 million and $173 million for the second quarter and first six months of 2008, respectively, down from $86.7 million and $174.8 million for the same 2007 periods.

Occupancy and Equipment

Occupancy and equipment expense totaled $31.2 million and $63.6 million for the second quarter and first six months of 2008, compared with $29.3 million and $59.8 million for the same 2007 periods. The increase in occupancy and equipment expense during the second quarter of 2008 was primarily due to costs associated with branch expansion and exit costs associated with the 2008 closure of 12 Colorado supermarket branches.

Other Expense

Other expense in the quarter increased $5.1 million, or 14.1%, from the second quarter of 2007, primarily due to a $3.1 million increase in foreclosed real estate expense resulting from increased property taxes and higher real estate disposition losses in 2008, costs associated with exiting the Education Lending business and reductions of lending employees.  Year-to-date, other expense, excluding the reduction in the Visa indemnification expense, increased $9.9 million, or 13.8%, from the first six months of 2007, primarily due to a $5.4 million increase in foreclosed real estate expense resulting from increased property taxes and higher real estate disposition losses in 2008 and a $555 thousand recovery on the redemption of a commercial real estate property in the first quarter of 2007.

As part of Visa’s IPO in the first quarter of 2008, Visa set aside a cash escrow fund for future settlement of covered litigation. As a result, TCF recorded a $3.8 million reduction in its contingent indemnification obligation in the first quarter of 2008. At June 30, 2008, TCF’s estimated remaining Visa contingent indemnification obligation was $3.9 million.

Income Taxes

TCF recorded income tax expense of $18.9 million and $43.3 million for the second quarter and first six months of 2008, respectively, or 44.31% and 37.83%, respectively, of income before income tax expense, compared with $29 million and $56.3 million, respectively, or 31.85% and 27.98%, respectively, of income before income tax expense, for the comparable 2007 periods.  The second quarter of 2008 income tax expense includes a $2.2 million year-to-date increase in income tax expense and a $2.8 million increase in deferred income taxes related to changes in state income taxes, primarily in Minnesota.  The second quarter of 2007 includes a $1.9 million reduction in income tax expense related to favorable developments in uncertain tax positions.  The first six months of 2007 also includes an $8.5 million reduction of income tax expense related to a favorable settlement with the Internal Revenue Service.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets.  These companies are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation.  The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws.  If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense would increase significantly.  The taxation of REITs and FOCs continues to be the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures.  Illinois passed legislation in 2007 that will reduce or eliminate TCF’s REIT and FOC tax benefits in 2009.  Minnesota passed legislation in the second quarter of 2008 that eliminates TCF’s REIT and FOC benefit effective for 2008.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $1.4 billion and $301.4 million of securities available for sale during the first six months of 2008 and 2007, respectively.  TCF sold $1.1 billion of securities available for sale during the first six months of 2008, compared with no such sales in the same 2007 period.  At June 30, 2008, the unrealized pre-tax loss on TCF’s securities available for sale portfolio was $47.1 million, compared with a pre-tax loss of $16.4 million at December 31, 2007, primarily due to changes in long-term market interest rates.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding education loans held for sale.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2008	2007	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$4,404,117	$4,178,961	5.4%
Junior lien	2,446,982	2,344,113	4.4
Total consumer home equity	6,851,099	6,523,074	5.0
Other	68,477	67,557	1.4
Total consumer home equity and other	6,919,576	6,590,631	5.0
Commercial:
Commercial real estate:
Permanent	2,442,966	2,280,204	7.1
Construction and development	284,602	277,126	2.7
Total commercial real estate	2,727,568	2,557,330	6.7
Commercial business	556,176	558,325	(0.4)
Total commercial	3,283,744	3,115,655	5.4
Leasing and equipment finance (1):
Equipment finance loans	680,027	604,185	12.6
Lease financings:
Direct financing leases	1,694,514	1,611,881	5.1
Sales-type leases	23,629	26,657	(11.4)
Lease residuals	47,605	41,678	14.2
Unearned income and deferred costs	(182,344)	(180,058)	(1.3)
Total lease financings	1,583,404	1,500,158	5.5
Total leasing and equipment finance	2,263,431	2,104,343	7.6
Total consumer, commercial and leasing and equipment finance	12,466,751	11,810,629	5.6
Residential real estate	485,795	527,607	(7.9)
Total loans and leases	$12,952,546	$12,338,236	5.0

(1)          Operating leases of $63.9 million at June 30, 2008 and $71.1 million at December 31, 2007 are included as a component of Other Assets on the Consolidated Statements of Financial Condition.

At June 30, 2008, approximately 27% of TCF’s consumer and commercial loans consisted of variable-rate loans, compared with 26% at December 31, 2007.  Variable-rate consumer loans have interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) have interest rates tied to either the prime rate or LIBOR.  In addition, to the extent these loans have interest rate floors, a decrease in interest rates may not result in a change in the interest rate on the variable-rate loan.  At July 1, 2008, $1.2 billion of variable-rate consumer home equity loans were at their contractual interest rate floor, compared with $388 million at January 1, 2008.  Substantially all leasing and equipment finance loans have fixed interest rates.  All residential real estate loans have fixed or adjustable interest rates.

Approximately 77% of the consumer home equity portfolio at June 30, 2008 consisted of closed-end loans, compared with 78% at December 31, 2007.  In addition, approximately 26% of the consumer home equity portfolio at June 30, 2008, carries a contractual variable interest rate tied to the prime rate, compared with 24% at December 31, 2007.  Of these variable-rate consumer home equity loans, approximately 68% were at their contractual interest rate floor at June 30, 2008, compared with 24% at December 31, 2007.  TCF’s consumer home equity lines of credit require regular payments of interest and do not require regular payments of principal.  Consumer home equity lines of credit outstanding were $1.6 billion at June 30, 2008, compared with $1.4 billion at December 31, 2007.  TCF expects consumer home equity loan growth to slow during the second half of 2008.

TCF continues to expand its commercial business and commercial real estate lending activity generally to borrowers located in its primary markets.  With a focus on secured lending, approximately 98% of TCF’s commercial real estate and commercial business loans at June 30, 2008, were secured either by real estate or other business assets.  At June 30, 2008, approximately 93% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary markets.  Included in TCF’s commercial loan portfolio as of June 30, 2008, are approximately $100 million of loans to residential home builders, with approximately $43 million of that amount to customers in Michigan.  These amounts do not include loans to customers that may have indirect exposure to the home building industry.

The leasing and equipment finance backlog of approved transactions was $317.7 million at June 30, 2008, up from $292.5 million at December 31, 2007.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from customer default on a loan or lease.  TCF has a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $133.6 million appropriate to cover losses incurred in the loan and lease portfolios as of June 30, 2008.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown, a continued decline in commercial or residential real estate values in TCF’s markets and continued financial stress on consumers would have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

The following table sets forth information detailing the allowance for loan and lease losses.

	At or For the Three		At or For the Six
	Months Ended June 30,		Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$97,390	$60,483	$80,942	$58,543
Charge-offs	(29,902)	(10,749)	(47,724)	(19,981)
Recoveries	3,254	3,746	7,529	10,262
Net charge-offs	(26,648)	(7,003)	(40,195)	(9,719)
Provision for credit losses	62,895	13,329	92,890	17,985
Balance at end of period	$133,637	$66,809	$133,637	$66,809

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

The allocation of TCF’s allowance for loan and lease losses is as follows.

	At June 30, 2008			At December 31, 2007
	Allowance for		Allowance	Allowance for		Allowance
	Loan and	Total Loans	as a % of	Loan and	Total Loans	as a % of
(Dollars in thousands)	Lease Losses	and Leases	Balance	Lease Losses	and Leases	Balance
Consumer home equity	$71,343	$6,851,099	1.04%	$30,951	$6,523,074.47%
Consumer other	2,461	68,477	3.59	2,059	67,557	3.05
Total consumer home equity and other	73,804	6,919,576	1.07	33,010	6,590,631.50
Commercial real estate	34,790	2,727,568	1.28	25,891	2,557,330	1.01
Commercial business	7,733	556,176	1.39	7,077	558,325	1.27
Total commercial	42,523	3,283,744	1.29	32,968	3,115,655	1.06
Leasing and equipment finance	16,619	2,263,431.73		14,319	2,104,343.68
Residential real estate	691	485,795.14		645	527,607.12
Total allowance balance	$133,637	$12,952,546	1.03	$80,942	$12,338,236.66

The increase in the allowance for commercial real estate was primarily due to increases in reserves for certain loans in Michigan.

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	June 30, 2008		June 30, 2007
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)
Consumer home equity
First mortgage lien	$6,692.61%		$2,137.22%
Junior lien	7,205	1.19	2,364.44
Total consumer home equity	13,897.82		4,501.30
Consumer other	1,525	N.M.	1,075	N.M.
Total consumer home equity and other	15,422.90		5,576.37
Commercial real estate	5,736.86		—	—
Commercial business	2,308	1.74	43.03
Total commercial	8,044	1.01	43.01
Leasing and equipment finance	3,071.55		1,362.29
Residential real estate	111.09		22.01
Total	$26,648.84		$7,003.24
(1) Annualized.
N.M. Not Meaningful.

	Six Months Ended
	June 30, 2008		June 30, 2007
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)
Consumer home equity
First mortgage lien	$10,731.50%		$3,550.18%
Junior lien	12,179	1.02	4,213.40
Total consumer home equity	22,910.69		7,763.26
Consumer other	2,720	N.M.	788	N.M.
Total consumer home equity and other	25,630.76		8,551.28
Commercial real estate	6,202.47		403.03
Commercial business	2,905	1.08	191.07
Total commercial	9,107.58		594.04
Leasing and equipment finance	5,176.47		524.06
Residential real estate	282.11		50.02
Total	$40,195.64		$9,719.17
(1) Annualized.
N.M. Not Meaningful.

Consumer home equity net charge-offs for the second quarter and first six months of 2008 increased $9.4 million and $15.1 million, respectively, compared with the second quarter and first six months of 2007.  Commercial real estate net charge-offs for the second quarter and first six months of 2008 increased $5.7 million and $5.8 million, respectively, compared with the second quarter and first six months of 2007.  The increase in consumer home equity and commercial real estate net charge-offs were primarily due to the continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Approximately 55% of non-performing assets at June 30, 2008 consisted of, or were secured by, residential real estate.

Non-performing assets are summarized in the following table.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2008	2007	Change
Non-accrual loans and leases:
Consumer home equity
First mortgage lien	$39,780	$20,776	$19,004
Junior lien	9,654	5,391	4,263
Total consumer home equity	49,434	26,167	23,267
Consumer other	287	6	281
Total consumer home equity and other	49,721	26,173	23,548
Commercial real estate	38,404	19,999	18,405
Commercial business	1,306	2,658	(1,352)
Total commercial	39,710	22,657	17,053
Leasing and equipment finance	12,820	8,050	4,770
Residential real estate	2,996	2,974	22
Total non-accrual loans and leases	105,247	59,854	45,393
Other real estate owned:
Residential real estate	35,269	28,752	6,517
Commercial real estate	19,843	17,013	2,830
Total other real estate owned	55,112	45,765	9,347
Total non-performing assets	$160,359	$105,619	$54,740
Non-performing assets as a percentage of:
Net loans and leases	1.25%	.86%	39	bps
Total assets	.97	.66	31

The increase in non-accrual loans and leases from December 31, 2007 was primarily due to an increase in consumer non-accrual loans and commercial real estate non-accrual loans.  Other real estate owned increased $9.3 million from December 31, 2007, primarily due to increased residential properties.

Non-accrual loans are expected to continue to increase, especially for first mortgage lien positions, during the remainder of the year.  This expectation is primarily based on the length of the foreclosure process, particularly in Illinois, and the outlook for the housing market.

Impaired Loans

Impaired loans are summarized in the following table.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2008	2007	Change
Non-accrual loans:
Consumer home equity	$7,934	$967	$6,967
Commercial real estate	38,404	19,999	18,405
Commercial business	1,306	2,658	(1,352)
Total commercial	39,710	22,657	17,053
Leasing and equipment finance	3,734	2,113	1,621
Subtotal	51,378	25,737	25,641
Accruing restructured consumer home equity loans	24,722	4,861	19,861
Total impaired loans	$76,100	$30,598	$45,502

The increase in impaired loans from December 31, 2007 was primarily due to an $18.4 million increase in commercial real estate non-accrual loans and an increase of $19.9 million of restructured consumer home equity loans that are accruing (troubled debt restructurings).  There were $22 million and $4.6 million of accruing restructured loans less than 90 days past due as of June 30, 2008 and December 31, 2007, respectively.  The allowance for loan and lease losses for impaired loans was $10.3 million at June 30, 2008, compared with $2.7 million at December 31, 2007.  The average balance of total impaired loans during the three months ended June 30, 2008 was $55.2 million, compared with $25.3 million during the three months ended December 31, 2007.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding education loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined based on the contractual terms of the loan or lease.

	At June 30, 2008		At December 31, 2007
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases
Accruing loans and leases delinquent for:
30-59 days	$50,209.39%		$46,748.38%
60-89 days	42,434.33		20,445.17
90 days or more	28,180.22		15,384.12
Total	$120,823.94%		$82,577.67%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At June 30, 2008		At December 31, 2007
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity
First mortgage lien	$51,081	1.17%	$31,784.76%
Junior lien	14,818.61		12,289.53
Total consumer home equity	65,899.97		44,073.68
Consumer other	437.64		377.56
Total consumer home equity and other	66,336.97		44,450.68
Commercial real estate	17,877.66		11,382.45
Commercial business	2,167.39		1,071.19
Total commercial	20,044.62		12,453.40
Leasing and equipment finance	21,982.98		15,691.75
Residential real estate	12,461	2.58	9,983	1.90
Total	$120,823.94%		$82,577.67%

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $191.8 million of loans and leases at June 30, 2008, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, up from $60.1 million at December 31, 2007.  The increase in potential problem loans and leases is primarily due to an increase in commercial loans that were downgraded due to the borrower’s exposure to the housing market, not their ability to repay.  Two of the loans that were downgraded due to exposure to the housing market were made to companies of a non-executive director of TCF.  Potential problem loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial or residential real estate or other assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows.

	At June 30, 2008		At December 31, 2007
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity	$24,722.36%		$4,861.07%
Commercial real estate	100,288	3.68	31,511	1.23
Commercial business	49,809	8.96	8,695	1.56
Leasing and equipment finance	16,967.75		15,015.71
Total	$191,786	1.54	$60,082.51

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.   Deposits increased in all major categories and totaled $10.1 billion at June 30, 2008, up from $9.6 billion at December 31, 2007.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 1.33% at June 30, 2008, compared with 2.18% at December 31, 2007. The decrease in the weighted-average rate for deposits was due to pricing decisions made by management as a result of declining interest rates during the first six months of 2008.

Branches

During the second quarter of 2008, TCF opened four new branches, consisting of two traditional branches and two supermarket branches.  TCF also closed and consolidated one traditional branch and two supermarket branches into nearby branches to improve operating efficiencies.

During the remainder of 2008, TCF plans to open four additional branches, consisting of one traditional branch and three supermarket branches.  To improve the customer experience and enhance deposit growth, TCF intends to relocate three traditional branches to improved locations and facilities and to remodel 19 supermarket branches during the remainder of 2008.  As part of improving operating efficiencies, TCF closed and consolidated two Colorado supermarket branches into nearby traditional branches in the second quarter of 2008.  Ten additional Colorado supermarket branches have been closed and consolidated in July, 2008.

Additional information regarding the results of TCF’s new branches opened since January 1, 2003 is displayed in the table below.

	At June 30,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Number of new branches
Traditional	75	66	9	13.6%
Supermarket	36	32	4	12.5
Campus	10	9	1	11.1
Total	121	107	14	13.1
Percent of total branches	26.7%	24.0%
Deposits:
Checking	$311,926	$244,861	$67,065	27.4%
Savings	347,239	239,313	107,926	45.1
Money market	45,332	32,596	12,736	39.1
Subtotal	704,497	516,770	187,727	36.3
Certificates of deposits	324,457	334,286	(9,829)	(2.9)
Total deposits	$1,028,954	$851,056	$177,898	20.9
Total banking fees and other revenue (quarter ended)	$16,275	$13,575	$2,700	19.9

Borrowings

Borrowings totaled $4.9 billion at June 30, 2008, down $45.6 million from December 31, 2007.  The weighted-average rate on borrowings was 4.35% at June 30, 2008, compared with 4.51% at December 31, 2007.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources.  At June 30, 2008, TCF had $2.4 billion in unused capacity at the FHLB of Des Moines and $1.6 billion of active, unsecured federal funds purchased lines which are not contractually committed.  See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

TCF Financial Corporation (parent company only) has an unsecured $50 million line of credit that matures in April 2009. This line of credit contains certain covenants common to such agreements. TCF is in compliance with its covenants under the credit agreement.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes.  TCF had $6.5 million outstanding on its bank line of credit at June 30, 2008, compared with $9.5 million at December 31, 2007.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At June 30, 2008, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings (1)	$4,927,799	$552,731	$423,372	$2,747	$3,948,949
Annual rental commitments under non-cancelable operating leases	209,933	27,177	49,345	39,649	93,762
Campus marketing agreements	48,494	3,478	5,683	5,318	34,015
Construction contracts and land purchase commitments for future branch sites	11,108	11,108	—	—	—
Visa indemnification obligation (2)	3,930	—	3,930	—	—
	$5,201,264	$594,494	$482,330	$47,714	$4,076,726

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,894,279	$11,319	$27,657	$228,037	$1,627,266
Commercial	548,299	274,406	230,318	8,652	34,923
Leasing and equipment finance	97,699	97,699	—	—	—
Other	3,398	3,398	—	—	—
Total commitments to lend	2,543,675	386,822	257,975	236,689	1,662,189
Standby letters of credit and guarantees on industrial revenue bonds	85,280	58,110	27,091	79	—
	$2,628,955	$444,932	$285,066	$236,768	$1,662,189

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

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party.  These conditional commitments expire in various years through the year 2012.  The assets held as collateral primarily consist of commercial real estate mortgages.  Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Stockholders’ Equity

Stockholders’ equity at June 30, 2008 was $1.1 billion, or 6.61% of total assets, compared with 6.88% at December 31, 2007.  At June 30, 2008, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors.  TCF continues to be a well-capitalized financial institution.  Given current market and economic conditions, TCF believes it is prudent to preserve its capital. As a result, TCF is not repurchasing shares. No repurchases of common stock were made in the first six months of 2008.  On July 21, 2008, TCF declared a regular quarterly dividend of 25 cents per common share, payable on August 29, 2008 to shareholders of record as of August 1, 2008.

TCF continually evaluates its capital structure and is monitoring market conditions for the possible issuance of trust-preferred securities, which would be included in regulatory capital. Funds obtained from such issuance would be used for general corporate purposes, including the funding of future balance sheet growth.

Recent Accounting Developments

In June, 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP defines participating securities as those that are expected to vest and are entitled to receive nonforfeitable dividends or dividend equivalents.  Unvested share-based payment awards that have a right to receive dividends on common stock (restricted stock) will be considered participating securities and included in earnings per share using the two-class method.  The two-class method requires net income to be reduced for dividends declared and paid in the period on such shares.  Remaining net income is then allocated to each class of stock (proportionately based on unrestricted and restricted shares which pay dividends) for calculation of basic earnings per share.  Diluted earnings per share would then be calculated based on basic shares outstanding plus any additional potentially dilutive shares, such as options and restricted stock that do not pay dividends or are not expected to vest.  This FSP is effective in the first quarter 2009.  Basic earnings per share may decline as a result of this FSP.  There will be no effect on diluted earnings per share.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions.  Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include, but are not limited to, possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legal, legislative or other changes affecting customer account charges and fee income; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments; including adoption of state legislation that would increase state taxes; adverse findings in tax audits or regulatory examinations and resulting enforcement actions; changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new market conditions or regulatory requirements; lack of or inadequate insurance coverage for claims against TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; and results of litigation, including possible increases in indemnification obligations for certain litigation against Visa USA (“covered litigation”) and potential reductions in card revenues resulting from other litigation against Visa; heightened regulatory practices, requirements or expectations; or other significant uncertainties.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At June 30, 2008, net interest income is estimated to decrease by 1.8% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points. In the event short- and long-term interest rates were to decline by 100 basis points, net interest income is estimated to increase .8% compared with the base case scenario, over the next 12 months.

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

In addition to the net interest income simulation model, management utilizes an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities re-pricing within a given period). While the interest rate gap measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption (large quarterly changes may occur related to these items), the interest rate gap represents the net asset or liability sensitivity at a point in time. An interest rate gap measure could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, or an increase or decrease in interest rates.

TCF’s one-year interest rate gap was a negative $1.8 billion, or 11.2% of total assets at June 30, 2008, compared with a negative $1 billion, or 6.4% of total assets at December 31, 2007. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.6 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at June 30, 2008, by approximately $657 million, or 100.2%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at June 30, 2008, by approximately $179 million, or 27.3%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2008.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the second quarter of 2008 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
	At	At	At	At	At
(Dollars in thousands,	June 30,	March 31,	December 31,	Sept. 30,	June 30,
except per-share data)	2008	2008	2007	2007	2007
SELECTED FINANCIAL CONDITION DATA:
Loans and leases excluding residential real estate loans	$12,466,751	$12,096,467	$11,810,629	$11,334,162	$11,038,605

Securities available for sale	2,120,664	2,177,262	1,963,681	2,022,505	1,943,450
Residential real estate loans	485,795	506,394	527,607	547,552	572,619
Subtotal	2,606,459	2,683,656	2,491,288	2,570,057	2,516,069
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	16,460,123	16,370,364	15,977,054	15,530,338	14,977,704

Deposits	10,146,122	10,357,069	9,576,549	9,746,066	9,842,695
Short-term borrowings	411,802	138,442	556,070	167,319	285,828
Long-term borrowings	4,515,997	4,414,644	4,417,378	4,266,022	3,568,997
Stockholders’ equity	1,088,301	1,129,870	1,099,012	1,043,447	1,001,032

	Three Months Ended
	June 30,	March 31,	December 31,	Sept. 30,	June 30,
	2008	2008	2007	2007	2007
SELECTED OPERATIONS DATA:
Net interest income	$151,562	$142,829	$139,571	$137,704	$137,425
Provision for credit losses	62,895	29,995	20,124	18,883	13,329
Net interest income after provision for credit losses	88,667	112,834	119,447	118,821	124,096
Non-interest income:
Fees and other revenue	121,504	112,705	124,845	126,394	126,882
Visa share redemption	—	8,308	—	—	—
Gains on sales of securities available for sale	1,115	6,286	11,261	2,017	—
Gains on sales of branches and real estate	—	—	2,752	1,246	2,723
Total non-interest income	122,619	127,299	138,858	129,657	129,605
Non-interest expense	168,729	168,276	172,613	162,777	162,534
Income before income tax expense	42,557	71,857	85,692	85,701	91,167
Income tax expense	18,855	24,431	22,875	26,563	29,038
Net income	$23,702	$47,426	$62,817	$59,138	$62,129
Per common share:
Basic earnings	$.19	$.38	$.51	$.48	$.49
Diluted earnings	$.19	$.38	$.50	$.48	$.49
Dividends declared	$.25	$.25	$.2425	$.2425	$.2425

FINANCIAL RATIOS:
Return on average assets (1)	.58%	1.18%	1.60%	1.55%	1.67%
Return on average common equity (1)	8.57	17.08	23.55	23.39	24.16
Net interest margin (1)	4.00	3.84	3.83	3.90	4.02
Net charge-offs as a percentage of average loans and leases (1)	.84	.44	.46	.38	.24
Average total equity to average assets	6.76	6.88	6.79	6.64	6.92
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

Item 1A. Risk Factors

The United States, including TCF’s markets, has experienced weakening economic conditions and declines in housing prices and real estate values in general.  As discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TCF’s Annual Report on Form 10-K dated December 31, 2007 and in Part I, Item 2 of this Form 10-Q for the quarterly period ended June 30, 2008, TCF’s loan portfolio contains significant amounts of loans secured by residential and commercial real estate.  TCF has experienced increases in non-performing assets, net charge-offs and provisions for credit losses as a result of continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions.  In the event of worsening economic conditions and continued decline in real estate values, TCF would expect continued deterioration of credit quality represented by increased balances of non-performing assets, increased net charge-offs and increased provisions for credit losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended June 30, 2008.

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as a part of publicly announced plan	Number of shares that may yet be purchased under the plan
April 1 to April 30, 2008
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	1,223	$18.52	N.A.	N.A.

May 1 to May 31, 2008
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.

June 1 to June 30, 2008
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 23, 2008, the Annual Meeting of the shareholders of TCF was held to obtain approval from shareholders for the matters indicated below. The following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter.

		Vote
			Against or		Broker
		For	Withheld	Abstain	Nonvote
1.	Election of four Directors:
	Rodney P. Burwell	107,548,687	2,956,897	—	—
	William A. Cooper	106,121,482	4,384,102	—	—
	Thomas A. Cusick	106,121,840	4,383,744	—	—
	Peter L. Scherer	107,575,044	2,930,540	—	—

2.	Approve a Second Amended and Restated	109,032,724	1,045,986	426,874	—
	Certificate of Incorporation to eliminate the
	classified board structure and provide for the
	annual election of Directors

3.	Advisory vote on appointment of KPMG LLP as	109,061,180	1,278,700	165,703	—
	independent registered public accountants for
	the fiscal year ending December 31, 2008

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 43 of this report.

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

Dated: July 25, 2008

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

3(a)

Amended and Restated Certificate of Incorporation of TCF Financial, as amended through April 23, 2008 [incorporated by reference to Exhibit 3(a) to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2008]

3(b)

Bylaws of TCF Financial Corporation, as amended and restated through April 23, 2008 [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2008]

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein