Form 10-Q
period 2008-09-30
TCF FINANCIAL CORP
filed 2008-10-31
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2008
Common Stock, $.01 par value	130,939,325 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

Part I.	Financial Information	Pages

	Item 1. Financial Statements

	Consolidated Statements of Financial Condition at September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	5

	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	20

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4. Controls and Procedures	40

	Supplementary Information	41

Part II.	Other Information

	Items 1-6	42

	Signatures	44

	Index to Exhibits	45

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	September 30,	December 31,
(Dollars in thousands, except per-share data)	2008	2007
	(Unaudited)
Assets

Cash and due from banks	$297,701	$358,188
Investments	167,115	148,253
Securities available for sale	2,102,756	1,963,681
Education loans held for sale	3,569	156,135
Loans and leases:
Consumer home equity and other	6,898,323	6,590,631
Commercial real estate	2,852,754	2,557,330
Commercial business	549,337	558,325
Leasing and equipment finance	2,330,841	2,104,343
Subtotal	12,631,255	11,810,629
Residential real estate	470,413	527,607
Total loans and leases	13,101,668	12,338,236
Allowance for loan and lease losses	(158,978)	(80,942)
Net loans and leases	12,942,690	12,257,294
Premises and equipment, net	441,904	438,452
Goodwill	152,599	152,599
Other assets	402,261	502,452
Total assets	$16,510,595	$15,977,054

Liabilities and Stockholders’ Equity

Deposits:
Checking	$4,089,044	$4,108,527
Savings	2,717,635	2,636,820
Money market	646,655	576,667
Certificates of deposit	2,396,903	2,254,535
Total deposits	9,850,237	9,576,549
Short-term borrowings	603,233	556,070
Long-term borrowings	4,630,776	4,417,378
Total borrowings	5,234,009	4,973,448
Accrued expenses and other liabilities	315,320	328,045
Total liabilities	15,399,566	14,878,042
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 130,951,694 and 131,468,699 shares issued	1,308	1,315
Additional paid-in capital	329,897	354,563
Retained earnings, subject to certain restrictions	934,121	926,875
Accumulated other comprehensive loss	(21,555)	(18,055)
Treasury stock at cost, 3,761,925 and 4,866,480 shares, and other	(132,742)	(165,686)
Total stockholders’ equity	1,111,029	1,099,012
Total liabilities and stockholders’ equity	$16,510,595	$15,977,054

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share data)	2008	2007	2008	2007

Interest income:
Loans and leases	$210,651	$213,528	$630,835	$621,871
Securities available for sale	28,577	28,439	85,714	80,209
Education loans held for sale	123	2,588	5,331	10,099
Investments and other	1,644	2,279	4,713	6,642
Total interest income	240,995	246,834	726,593	718,821
Interest expense:
Deposits	33,730	60,440	119,412	175,837
Borrowings	55,100	48,690	160,625	132,378
Total interest expense	88,830	109,130	280,037	308,215
Net interest income	152,165	137,704	446,556	410,606
Provision for credit losses	52,105	18,883	144,995	36,868
Net interest income after provision for credit losses	100,060	118,821	301,561	373,738
Non-interest income:
Fees and service charges	71,783	71,965	203,291	205,715
Card revenue	26,240	25,685	77,839	73,822
ATM revenue	8,720	9,251	24,957	27,314
Investments and insurance revenue	3,193	2,632	9,405	7,582
Subtotal	109,936	109,533	315,492	314,433
Leasing and equipment finance	13,006	15,110	39,190	44,310
Other	103	1,751	2,572	6,697
Fees and other revenue	123,045	126,394	357,254	365,440
Visa share redemption	—	—	8,308	—
Gains on sales of securities available for sale	498	2,017	7,899	2,017
Gains on sales of branches and real estate	—	1,246	—	35,142
Total non-interest income	123,543	129,657	373,461	402,599
Non-interest expense:
Compensation and employee benefits	84,895	85,113	257,880	259,913
Occupancy and equipment	31,832	30,226	95,450	90,006
Advertising and promotions	12,309	5,480	25,735	17,047
Other	44,337	37,632	122,339	109,478
Subtotal	173,373	158,451	501,404	476,444
Operating lease depreciation	4,215	4,326	13,189	13,067
Total non-interest expense	177,588	162,777	514,593	489,511
Income before income tax expense	46,015	85,701	160,429	286,826
Income tax expense	15,889	26,563	59,175	82,835
Net income	$30,126	$59,138	$101,254	$203,991

Net income per common share:
Basic	$.24	$.48	$.81	$1.62
Diluted	$.24	$.48	$.81	$1.62

Dividends declared per common share	$.25	$.2425	$.75	$.7275

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$101,254	$203,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,834	47,616
Provision for credit losses	144,995	36,868
Proceeds from sales of education loans held for sale	243,021	172,120
Principal collected on education loans held for sale	1,658	3,571
Originations of education loans held for sale	(95,209)	(180,839)
Net (decrease) increase in other assets and accrued expenses and other liabilities	(11,300)	14,461
Gains on sales of assets and deposits, net	(7,899)	(37,159)
Other, net	8,365	6,148
Total adjustments	332,465	62,786
Net cash provided by operating activities	433,719	266,777

Cash flows from investing activities:
Principal collected on loans and leases	2,351,376	2,516,614
Originations of loans	(2,665,692)	(2,656,024)
Purchases of equipment for lease financing	(593,760)	(512,013)
Proceeds from sales of securities available for sale	1,263,313	141,979
Proceeds from maturities of and principal collected on securities available for sale	181,591	184,184
Purchases of securities available for sale	(1,482,203)	(594,211)
Net decrease in federal funds sold	—	(9,000)
Purchases of Federal Home Loan Bank stock	(102,336)	(43,387)
Proceeds from redemptions of Federal Home Loan Bank stock	84,570	12,281
Proceeds from sales of real estate owned	29,826	26,801
Purchases of premises and equipment	(33,566)	(54,757)
Proceeds from sales of premises and equipment	1,336	6,951
Other, net	14,256	16,124
Net cash used by investing activities	(951,289)	(964,458)

Cash flows from financing activities:
Net increase in deposits	273,688	218,224
Sale of deposits, net	—	(213,294)
Net increase (decrease) in short-term borrowings	47,163	(46,793)
Proceeds from long-term borrowings	234,285	1,116,587
Payments on long-term borrowings	(18,161)	(214,894)
Purchases of common stock	—	(102,960)
Dividends paid on common stock	(94,767)	(93,793)
Stock compensation tax benefits	5,534	4,537
Other, net	9,341	3,852
Net cash provided by financing activities	457,083	671,466
Net decrease in cash and due from banks	(60,487)	(26,215)
Cash and due from banks at beginning of period	358,188	349,839
Cash and due from banks at end of period	$297,701	$323,624

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$281,914	$292,873
Income taxes	$38,264	$67,757
Transfer of loans and leases to other assets	$68,784	$57,992

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock and Other	Total
Balance, December 31, 2006	131,660,749	$1,317	$343,744	$784,011	$(34,926)	$(60,772)	$1,033,374
Comprehensive income:
Net income	—	—	—	203,991	—	—	203,991
Other comprehensive loss	—	—	—	—	(6,469)	—	(6,469)
Comprehensive income (loss)	—	—	—	203,991	(6,469)	—	197,522
Dividends on common stock	—	—	—	(93,793)	—	—	(93,793)
Repurchase of 3,810,000 shares	—	—	—	—	—	(102,960)	(102,960)
Issuance of 168,600 shares	—	—	(4,065)	—	—	4,065	—
Cancellation of shares	(127,625)	(1)	(494)	448	—	—	(47)
Cancellation of shares for tax withholding	(49,664)	(1)	(1,366)	—	—	—	(1,367)
Amortization of stock compensation	—	—	5,448	—	—	—	5,448
Exercise of stock options, 57,083 shares	—	—	(698)	—	—	1,431	733
Stock compensation tax benefits	—	—	4,537	—	—	—	4,537
Change in shares held in trust for deferred compensation plans, at cost	—	—	6,063	—	—	(6,063)	—
Balance, September 30, 2007	131,483,460	$1,315	$353,169	$894,657	$(41,395)	$(164,299)	$1,043,447

Balance, December 31, 2007	131,468,699	$1,315	$354,563	$926,875	$(18,055)	$(165,686)	$1,099,012
Pension and postretirement measurement date change	—	—	—	65	—	—	65
Subtotal	131,468,699	1,315	354,563	926,940	(18,055)	(165,686)	1,099,077
Comprehensive income:
Net income	—	—	—	101,254	—	—	101,254
Other comprehensive loss	—	—	—	—	(3,500)	—	(3,500)
Comprehensive income (loss)	—	—	—	101,254	(3,500)	—	97,754
Dividends on common stock	—	—	—	(94,767)	—	—	(94,767)
Issuance of 729,895 shares	—	—	(18,901)	—	—	18,901	—
Treasury shares sold to TCF employee benefit plans, 361,660 shares	—	—	(3,988)	—	—	9,366	5,378
Cancellation of shares	(123,700)	(3)	(3,093)	694	—	—	(2,402)
Cancellation of shares for tax withholding	(393,305)	(4)	(6,241)	—	—	—	(6,245)
Amortization of stock compensation	—	—	6,537	—	—	—	6,537
Exercise of stock options, 13,000 shares	—	—	(173)	—	—	336	163
Stock compensation tax benefits	—	—	5,534	—	—	—	5,534
Change in shares held in trust for deferred compensation plans, at cost	—	—	(4,341)	—	—	4,341	—
Balance, September 30, 2008	130,951,694	$1,308	$329,897	$934,121	$(21,555)	$(132,742)	$1,111,029

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

(2)         Investments

The carrying values of investments consist of the following.

(In thousands)	At September 30, 2008	At December 31, 2007
Federal Home Loan Bank stock, at cost:
Des Moines	$133,614	$115,848
Chicago	4,617	4,617
Subtotal	138,231	120,465
Federal Reserve Bank stock, at cost	20,515	20,423
Other	8,369	7,365
Total investments	$167,115	$148,253

The investments in Federal Home Loan Bank (“FHLB”) stock are required investments related to TCF’s borrowings from these banks.  FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt.  Therefore, TCF’s investments in these banks could be adversely impacted by the financial operations of the FHLBs and actions by the Federal Housing Finance Agency.

(3)         Securities Available for Sale

Securities available for sale consist of the following.

	At September 30, 2008				At December 31, 2007
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,122,533	$405	$(23,579)	$2,099,359	$1,975,817	$2,493	$(18,681)	$1,959,629
Other	3,463	—	(316)	3,147	3,992	—	(190)	3,802
Other securities	250	—	—	250	250	—	—	250
Total	$2,126,246	$405	$(23,895)	$2,102,756	$1,980,059	$2,493	$(18,871)	$1,963,681
Weighted-average yield	5.28%				5.27%

The following tables show the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value.  Accordingly, TCF has concluded that no other-than-temporary impairment has occurred at September 30, 2008.

	At September 30, 2008
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,798,420	$(18,776)	$200,652	$(4,803)	$1,999,072	$(23,579)
Other	—	—	2,840	(316)	2,840	(316)
Total	$1,798,420	$(18,776)	$203,492	$(5,119)	$2,001,912	$(23,895)

	At December 31, 2007
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$286,063	$(190)	$977,511	$(18,491)	$1,263,574	$(18,681)
Other	—	—	3,443	(190)	3,443	(190)
Total	$286,063	$(190)	$980,954	$(18,681)	$1,267,017	$(18,871)

(4)         Loans and Leases

The following table sets forth information about loans and leases, excluding education loans held for sale.

(Dollars in thousands)	At September 30, 2008	At December 31, 2007	Percentage Change
Consumer home equity and other:
Home equity:
First mortgage liens	$4,400,761	$4,178,961	5.3%
Junior liens	2,427,201	2,344,113	3.5
Total consumer home equity	6,827,962	6,523,074	4.7
Other	70,361	67,557	4.2
Total consumer home equity and other	6,898,323	6,590,631	4.7
Commercial:
Commercial real estate:
Permanent	2,577,644	2,280,204	13.0
Construction and development	275,110	277,126	(0.7)
Total commercial real estate	2,852,754	2,557,330	11.6
Commercial business	549,337	558,325	(1.6)
Total commercial	3,402,091	3,115,655	9.2
Leasing and equipment finance (1):
Equipment finance loans	723,971	604,185	19.8
Lease financings:
Direct financing leases	1,719,722	1,611,881	6.7
Sales-type leases	21,232	26,657	(20.4)
Lease residuals	49,524	41,678	18.8
Unearned income and deferred lease costs	(183,608)	(180,058)	(2.0)
Total lease financings	1,606,870	1,500,158	7.1
Total leasing and equipment finance	2,330,841	2,104,343	10.8
Total consumer, commercial and leasing and equipment finance	12,631,255	11,810,629	6.9
Residential real estate	470,413	527,607	(10.8)
Total loans and leases	$13,101,668	$12,338,236	6.2

(1)  Operating leases of $58.5 million at September 30, 2008 and $71.1 million at December 31, 2007 are included in Other Assets on the Consolidated Statements of Financial Condition.

(5)         Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At September 30, 2008		At December 31, 2007
(Dollars in thousands)	Stated Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2009	$117,000	5.26%	$117,000	5.26%
	2010	100,000	6.02	100,000	6.02
	2011	300,000	4.64	200,000	4.85
	2015	1,200,000	4.16	1,400,000	4.16
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	200,000	3.78	—	—
Sub-total		4,267,000	4.46	4,167,000	4.49
Subordinated bank notes	2014	74,869	5.27	74,726	5.27
	2015	49,746	5.37	49,619	5.37
	2016	74,441	5.63	74,395	5.63
Sub-total		199,056	5.43	198,740	5.43
Junior subordinated notes (trust preferred)	2068	110,440	11.20	—	—
Discounted lease rentals	2008	6,847	6.58	24,318	7.13
	2009	22,713	6.46	15,439	7.10
	2010	14,375	6.35	6,681	6.98
	2011	6,481	6.44	1,732	7.00
	2012	2,394	6.58	276	6.98
	2013	498	6.53	—	—
Sub-total		53,308	6.45	48,446	7.09
Other borrowings	2008	6	5.00	2,226	4.51
	2009	966	5.00	966	5.00
Sub-total		972	5.00	3,192	4.66
Total long-term borrowings		$4,630,776	4.69	$4,417,378	4.56

Included in FHLB advances and repurchase agreements at September 30, 2008 were $717 million of FHLB advances and repurchase agreements, which are callable quarterly by the counterparties at par until maturity.  In addition, TCF has $1.9 billion of FHLB advances and $1.6 billion of repurchase agreements which contain one-time call provisions for various years from 2008 through 2011.

On July 9, 2008, TCF extended the maturity and call dates of $200 million of callable repurchase agreements that previously had a scheduled maturity date in 2015 and a call date in 2008 to a scheduled maturity date in 2018 and a call date in 2011.

The probability that the advances and repurchase agreements will be called by the counterparties depends primarily on the level of related interest rates during the call period. If FHLB advances are called, replacement funding will be available from the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The following table represents the maturity of FHLB advances and repurchase agreements based on the next available call date, compared with the stated maturity date at September 30, 2008.

(Dollars in thousands)
Year	Next Call Date	Weighted- Average Rate	Stated Maturity	Weighted- Average Rate

2008 (a)	$1,417,000	4.46%	$—	—%
2009	1,000,000	4.45	117,000	5.26
2010	1,450,000	4.56	100,000	6.02
2011	300,000	4.13	200,000	4.85
2015	—	—	1,200,000	4.16
2016	—	—	1,100,000	4.49
2017	—	—	1,250,000	4.60
2018	—	—	200,000	3.78
Total	$4,167,000	4.47	$4,167,000	4.47

(a)	On October 6, 2008, one of TCF’s counterparties exercised its contractual call option on $300 million of repurchase agreements.

During the third quarter of 2008, TCF formed TCF Capital I (the “Trust”), a wholly-owned statutory trust formed under the laws of the state of Delaware.  The Trust issued 10.75% Capital Securities, Series I, to the public, using the proceeds to purchase $115 million of 10.75% Junior Subordinated Notes, Series I (the “Notes”), from TCF.  The Notes have a fixed coupon rate and qualify as Tier 1 capital.  The Notes are redeemable, at par, after August 14, 2013, and have a final maturity of August 15, 2068.  Net proceeds after issue costs were $110.4 million resulting in a weighted-average rate of 11.20%.

(6)         Stockholders’ Equity

Treasury stock and other consists of the following.

(In thousands)	At September 30, 2008	At December 31, 2007
Treasury stock, at cost	$(97,417)	$(126,020)
Shares held in trust for deferred compensation plans, at cost	(35,325)	(39,666)
Total	$(132,742)	$(165,686)

In October, 2008, the United States Treasury, working with the Federal Reserve Bank, announced several initiatives in an effort to stabilize the banking industry.  Amongst those initiatives is a $250 billion capital purchase program for certain qualified and healthy banking institutions.  As part of the program, the United States Treasury will purchase a limited amount of senior perpetual preferred securities with an attached warrant for the purchase of common stock.  TCF is in the process of reviewing the details of this program as the information is being made available and is analyzing the impact of participation in the program.

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

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at September 30, 2008.

Securities available for sale

At September 30, 2008, securities available for sale consisted primarily of U.S. Government sponsored enterprise and federal agency mortgage-backed securities.  The fair value of available for sale securities are recorded using observable market prices from independent asset pricing services that are based on observable transactions, but not a quoted market.

Assets held in trust for deferred compensation

At September 30, 2008, assets held in trust for deferred compensation plans included investments in publicly traded stock other than TCF stock and mutual funds. The fair value of these assets are based upon quotes from independent asset pricing services based on active markets.

At September 30, 2008, the fair value of assets measured on a recurring basis are:

(In thousands)	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$2,099,359	$—	$2,099,359
Other	—	—	3,147	3,147
Other securities	—	—	250	250
Assets held in trust for deferred compensation plans (4)	16,686	—	—	16,686
Total assets	$16,686	$2,099,359	$3,397	$2,119,442

(1)	Considered Level 1 under SFAS 157.
(2)	Considered Level 2 under SFAS 157.
(3)	Considered Level 3 under SFAS 157 and is based on valuation models that use significant assumptions that are not observable in an active market.
(4)	A corresponding liability is recorded in other liabilities for TCF’s obligation to the participants in these plans.

The change in the balance sheet carrying values associated with company determined market priced financial assets carried at fair value during the nine months ended September 30, 2008 was not significant.

(8)         Stock Compensation

The following table reflects TCF’s restricted stock transactions under the TCF Financial Incentive Stock Program since December 31, 2007.

	Restricted Stock
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	2,525,216	$19.72
Granted	729,150	12.34
Forfeited	(123,700)	25.58
Vested	(1,113,099)	11.18
Outstanding at September 30, 2008	2,017,567	$21.41

The following table reflects TCF’s stock option transactions under the TCF Financial Incentive Stock Program since December 31, 2007.

	Stock Options
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years
Outstanding at December 31, 2007	144,050	$13.91	1.32
Granted	2,626,000	14.65	9.47
Exercised	(13,000)	12.56	—
Forfeited	(331,215)	15.74	—
Outstanding at September 30, 2008	2,425,835	$14.46	9.04
Exercisable at September 30, 2008	126,800	$14.01	0.59

In July 2008, TCF issued 1,000,000 nonqualified stock options. These options have an exercise price of $12.85 per share, with 500,000 options exercisable in 2011, which expire in 2018 and the remaining 500,000 options exercisable in 2012, which expire in 2018. The weighted-average grant date fair value of stock options granted in July 2008 was $3.11 and $3.16, respectively.

Unrecognized stock compensation for restricted stock and stock options was $23.1 million with a weighted-average remaining amortization period of 2.4 years at September 30, 2008.

The following table summarizes information about stock options outstanding at September 30, 2008.

	Stock Options Outstanding			Stock Options Exercisable
Exercise price range	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Shares	Weighted-Average Exercise Price
$11.78-$14.52	126,800	$14.01	0.59	126,800	$14.01
$12.85-$15.75	2,299,035	$14.49	9.50	—	$—

The 126,800 exercisable stock options are accounted for using Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. TCF estimated the fair value of stock options granted during the third quarter of 2008 using a Black-Scholes option valuation model.  Additional valuation and related assumption information for TCF’s stock option plans are presented below.

Expected volatility	28.5%
Weighted-average volatility	28.5%
Expected dividend yield	3.5%
Expected term (in years)	6.25 - 6.75
Risk-free interest rate	2.58 - 2.91%

(9)         Regulatory Capital Requirements

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Tier 1 leverage capital
TCF	$1,094,985	6.70%	$490,218	3.00%	N.A.	N.A.
TCF National Bank	1,017,377	6.25	488,442	3.00	$814,070	5.00%

Tier 1 risk-based capital
TCF	1,094,985	9.03	485,091	4.00	727,637	6.00
TCF National Bank	1,017,377	8.43	482,620	4.00	723,931	6.00

Total risk-based capital
TCF	1,446,668	11.93	970,183	8.00	1,212,728	10.00
TCF National Bank	1,368,314	11.34	965,241	8.00	1,206,551	10.00
As of December 31, 2007:
Tier 1 leverage capital
TCF	$964,467	6.16%	$469,914	3.00%	N.A.	N.A.
TCF National Bank	900,864	5.76	468,806	3.00	$781,343	5.00%

Tier 1 risk-based capital
TCF	964,467	8.28	465,931	4.00	698,897	6.00
TCF National Bank	900,864	7.75	464,934	4.00	697,402	6.00

Total risk-based capital
TCF	1,245,808	10.70	931,863	8.00	1,164,829	10.00
TCF National Bank	1,182,196	10.17	929,869	8.00	1,162,336	10.00

N.A. Not Applicable.

The minimum and well capitalized capital requirements are determined by the Federal Reserve Board for TCF and by the Office of the Comptroller of the Currency for TCF National Bank pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. At September 30, 2008, TCF, TCF National Bank and TCF National Bank Arizona exceeded their stated regulatory capital requirements and are considered “well-capitalized”.

(10)  Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and nine months ended September 30, 2008 and 2007.

	Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	734	732	2,201	2,197
Expected return on plan assets	(1,265)	(1,234)	(3,794)	(3,703)
Recognized actuarial loss	215	499	644	1,498
Settlement expense	127	438	484	1,138
Net periodic benefit (income) cost	$(189)	$435	$(465)	$1,130

	Postretirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Service cost	$3	$5	$9	$13
Interest cost	134	122	403	368
Amortization of transition obligation	1	25	3	76
Recognized actuarial loss	78	56	233	167
Net periodic benefit cost	$216	$208	$648	$624

Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) requires TCF to measure the funded status of the Pension and Postretirement Plans (the Plans) as of its fiscal year end, December 31st.  Previously, TCF used September 30th as its measurement date. TCF adopted this requirement effective January 1, 2008 and selected the “15-month” approach under the measurement date transition provisions of SFAS 158. Under this approach, the Plans’ actuaries determined the expense for the 15-month period from October 1, 2007 to December 31, 2008, excluding settlement expense. The 15-month expense was then allocated proportionately between amounts recognized as an adjustment to beginning retained earnings, net of tax, and net periodic benefit cost in 2008.  TCF recorded a $65 thousand credit to January 1, 2008 retained earnings for adoption of SFAS 158 under this approach.

During the third quarter and first nine months of 2008, TCF made a discretionary cash contribution of $5 million to the Pension Plan compared with no such contributions for the same 2007 periods.  TCF is not required to make any contributions to the Pension Plan during 2008 based on funding regulations.  During the third quarter and first nine months of 2008, TCF paid $238 thousand and $774 thousand, respectively, for benefits of the Postretirement Plan, compared with $255 thousand and $880 thousand, respectively, for the same 2007 periods.

(11)  Business Segments

Banking and leasing and equipment finance have been identified as reportable operating segments.  Banking includes the following operating units that provide financial services to customers: deposits and investment products, commercial banking, consumer lending and treasury services.  Management of TCF’s banking operations is organized by state.  The separate state operations have been aggregated for purposes of segment disclosures.  Leasing and equipment finance provides a broad range of leasing and equipment finance products addressing the financing needs of diverse businesses.  In addition, bank holding company (“Parent Company”) and corporate functions provide data processing, bank operations and other professional services to the operating segments.

TCF evaluates performance and allocates resources based on the segments’ net income.  The business segments follow generally accepted accounting principles as described in the Summary of Significant

Accounting Policies in the most recent Annual Report on Form 10-K.  TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information for TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.  The “other” category in the tables below includes TCF’s parent company, corporate functions and inventory finance.

(In thousands)	Banking	Leasing and Equipment Finance	Other	Eliminations and Reclassifications	Consolidated
At or For the Three Months Ended September 30, 2008:
Revenues from external customers:
Interest income	$199,936	$41,059	$—	$—	$240,995
Non-interest income	110,380	13,014	149	—	123,543
Total	$310,316	$54,073	$149	$—	$364,538
Net interest income	$132,751	$19,574	$(160)	$—	$152,165
Provision for credit losses	47,175	4,930	—	—	52,105
Non-interest income	110,380	13,014	36,196	(36,047)	123,543
Non-interest expense	156,634	15,532	41,469	(36,047)	177,588
Pre-tax income (loss)	39,322	12,126	(5,433)	—	46,015
Income tax expense (benefit)	13,323	4,336	(1,770)	—	15,889
Net income (loss)	$25,999	$7,790	$(3,663)	$—	$30,126

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$15,963,529	$2,499,292	$130,217	$(2,082,443)	$16,510,595

At or For the Three Months Ended September 30, 2007:
Revenues from external customers:
Interest income	$208,860	$37,974	$—	$—	$246,834
Non-interest income	114,351	15,110	196	—	129,657
Total	$323,211	$53,084	$196	$—	$376,491
Net interest income	$120,993	$16,890	$(179)	$—	$137,704
Provision for credit losses	17,123	1,760	—	—	18,883
Non-interest income	114,351	15,110	38,979	(38,783)	129,657
Non-interest expense	146,532	16,594	38,434	(38,783)	162,777
Pre-tax income	71,689	13,646	366	—	85,701
Income tax expense (benefit)	22,157	4,758	(352)	—	26,563
Net income	$49,532	$8,888	$718	$—	$59,138

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$15,053,166	$2,138,818	$137,703	$(1,799,349)	$15,530,338

(In thousands)	Banking	Leasing and Equipment Finance	Other	Eliminations and Reclassifications	Consolidated
At or For the Nine Months Ended September 30, 2008:
Revenues from external customers:
Interest income	$603,456	$123,137	$—	$—	$726,593
Non-interest income	333,711	39,232	518	—	373,461
Total	$937,167	$162,369	$518	$—	$1,100,054
Net interest income	$388,923	$58,153	$(520)	$—	$446,556
Provision for credit losses	132,589	12,406	—	—	144,995
Non-interest income	333,711	39,232	107,605	(107,087)	373,461
Non-interest expense	460,413	48,961	112,306	(107,087)	514,593
Pre-tax income (loss)	129,632	36,018	(5,221)	—	160,429
Income tax expense (benefit)	46,327	14,483	(1,635)	—	59,175
Net income (loss)	$83,305	$21,535	$(3,586)	$—	$101,254

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$15,963,529	$2,499,292	$130,217	$(2,082,443)	$16,510,595

At or For the Nine Months Ended September 30, 2007:
Revenues from external customers:
Interest income	$610,531	$108,290	$—	$—	$718,821
Non-interest income	357,695	44,311	593	—	402,599
Total	$968,226	$152,601	$593	$—	$1,121,420
Net interest income	$363,488	$47,657	$(539)	$—	$410,606
Provision for credit losses	33,792	3,076	—	—	36,868
Non-interest income	357,695	44,311	117,138	(116,545)	402,599
Non-interest expense	440,149	48,875	117,032	(116,545)	489,511
Pre-tax income (loss)	247,242	40,017	(433)	—	286,826
Income tax expense (benefit)	69,538	14,327	(1,030)	—	82,835
Net income	$177,704	$25,690	$597	$—	$203,991

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$15,053,166	$2,138,818	$137,703	$(1,799,349)	$15,530,338

(12)  Earnings Per Common Share

The computation of basic and diluted earnings per share is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share data)	2008	2007	2008	2007
Basic Earnings Per Common Share
Net income	$30,126	$59,138	$101,254	$203,991
Weighted-average shares outstanding	126,897,745	126,751,415	126,576,738	128,364,345
Restricted stock	(1,919,331)	(2,521,709)	(1,769,312)	(2,514,501)
Weighted-average common shares outstanding for basic earnings per common share	124,978,414	124,229,706	124,807,426	125,849,844
Basic earnings per common share	$.24	$.48	$.81	$1.62

Diluted Earnings Per Common Share
Net income	$30,126	$59,138	$101,254	$203,991
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	124,978,414	124,229,706	124,807,426	125,849,844
Net dilutive effect of:
Restricted stock	371,175	176,719	340,389	166,037
Stock options	7,310	68,282	17,879	84,972
Weighted-average common shares outstanding for diluted earnings per common share	125,356,899	124,474,707	125,165,694	126,100,853
Diluted earnings per common share	$.24	$.48	$.81	$1.62

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

(13)  Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income.  The following table summarizes the components of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Net income	$30,126	$59,138	$101,254	$203,991
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on securities available for sale	24,123	33,790	787	(10,855)
Recognized pension and postretirement actuarial losses, settlement expense and transition obligation	421	1,018	1,364	2,879
Pension and postretirement measurement date change	—	—	293	—
Reclassification adjustment for securities gains included in net income	(498)	(2,017)	(7,899)	(2,017)
Income tax (expense) benefit	(8,615)	(11,555)	1,955	3,524
Total other comprehensive income (loss)	15,431	21,236	(3,500)	(6,469)
Comprehensive income	$45,557	$80,374	$97,754	$197,522

(14)  Other Expense

Other expense consists of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Card processing and issuance	$4,722	$4,186	$14,056	$13,242
Foreclosed real estate, net	4,646	1,256	11,861	3,086
Deposit account losses	3,242	4,943	11,219	13,812
Postage and courier	3,402	3,342	10,139	10,266
Telecommunications	3,036	2,954	8,998	8,890
Office supplies	2,195	2,326	7,065	7,215
ATM processing	1,792	2,586	5,281	6,918
Federal deposit insurance and OCC assessments	973	818	2,899	2,431
Visa indemnification	—	—	(3,766)	—
Other	20,329	15,221	54,587	43,618
Total other expense	$44,337	$37,632	$122,339	$109,478

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota.  Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona (“TCF Bank”), are headquartered in Minnesota and Arizona, respectively. TCF had 445 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona at September 30, 2008.

On July 26, 2008, TCF’s Board of Directors elected William A. Cooper to succeed Lynn A. Nagorske, who retired, as Chief Executive Officer. Mr. Cooper previously held this position from 1985 through 2005. Mr. Cooper continues to serve as Chairman of the Board.

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

TCF’s core businesses include retail and small business banking, commercial banking, consumer lending and leasing and equipment finance.  The retail banking business includes traditional and supermarket branches, campus banking, Express Teller® ATMs and Visa® cards.

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

TCF recently entered into agreements with SUPERVALU INC. to extend the terms of master and license agreements for its supermarket branches to December 31, 2018.  See Item 1A. “Risk Factors – Other Risks” on page 11 of TCF’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Historically, TCF has originated education loans for resale.  As a result of Federal law changes and general market conditions, TCF no longer originates education loans.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 55.2% of TCF’s total revenue for the three months ended September 30, 2008.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

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

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is the 12th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended June 30, 2008, as published by Visa.  TCF earns interchange revenue from customer debit card transactions.  The continued success of TCF’s various card programs is dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.  TCF’s interchange revenue could be adversely impacted by Visa litigation settlements with card retailers and merchants.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Expense” for further discussion.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three and nine months ended September 30, 2008 and 2007 and on information about TCF’s balance sheet, credit quality, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 24 cents and 81 cents for the third quarter and first nine months of 2008, respectively, compared with 48 cents and $1.62 for the same 2007 periods.  Net income was $30.1 million and $101.3 million for the third quarter and first nine months of 2008, respectively, compared with $59.1 million and $204 million for the same 2007 periods.  TCF recorded provision expense of $52.1 million and $145 million in the third quarter and first nine months of 2008, respectively, as compared with $18.9 million and $36.9 million in the same 2007 periods.

For the third quarter and first nine months of 2008, return on average assets was ..73% and .83%, respectively, compared with 1.55% and 1.82% for the same 2007 periods.  Return on average common equity was 11.11% and 12.29% for the third quarter and first nine months of 2008, compared with 23.39% and 26.58% for the same 2007 periods.

Operating Segment Results

See Note 11 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, consisting of deposits, commercial banking, small business banking, consumer lending and treasury services, reported net income of $26 million and $83.3 million for the third quarter and first nine months of 2008, respectively, compared with $49.5 million and $177.7 million for the same 2007 periods.  Banking net interest income for the third quarter and first nine months of 2008 was $132.8 million and $388.9 million, respectively, up from $121 million and $363.5 million for the same 2007 periods.

The provision for credit losses was $47.2 million and $132.6 million for the third quarter and first nine months of 2008, respectively, compared with $17.1 million and $33.8 million for the same 2007 periods.  The increase in the provision for credit losses was primarily due to higher consumer home equity charge-offs and the resulting portfolio reserve rate increases and higher reserves and charge-offs for commercial loans, primarily in Michigan.  Refer to the “Consolidated Provision for Credit Losses” section for further discussion.

Non-interest income totaled $110.4 million for the third quarter of 2008, down 3.5% from $114.4 million for the same 2007 period primarily due to a decrease of $1.5 million in gains on securities available for sale.

Non-interest income totaled $333.7 million for the first nine months of 2008, down 6.7% from $357.7 million for the same 2007 period primarily due to a $31.2 million gain on the sale of ten out-state Michigan branches that occurred in the first quarter of 2007, partially offset by an $8.3 million pre-tax gain from Visa’s Initial Public Offering (“IPO”) in 2008 and $7.9 million in pre-tax gains on sales of securities in 2008.  Non-interest expense for the third quarter and first nine months of 2008 was $156.6 million and $460.4 million, respectively, compared with $146.5 million and $440.1 million for the same 2007 periods. The increase in non-interest expense was primarily due to an increase in advertising and marketing costs associated with TCF Bank’s new checking account promotions and an increase in foreclosed real estate expense due to increased property taxes and higher real estate disposition losses in 2008.

LEASING AND EQUIPMENT FINANCE, an operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of lease and equipment finance products. Leasing and equipment finance reported net income of $7.8 million and $21.5 million for the third quarter and first nine months of 2008, respectively, compared with $8.9 million and $25.7 million for the same 2007 periods.  Net interest income for the third quarter and first nine months of 2008 was $19.6 million and $58.2 million, compared with $16.9 million and $47.7 million for the same 2007 periods.

The provision for credit losses for this operating segment was $4.9 million and $12.4 million for the third quarter and first nine months of 2008, respectively, compared with $1.8 million and $3.1 million for the same 2007 periods, primarily due to increased net charge-offs and reserves for certain loans and leases.

Non-interest income for the third quarter and first nine months of 2008 totaled $13 million and $39.2 million, respectively, compared with $15.1 million and $44.3 million for the same 2007 periods, primarily due to a decrease in sales-type lease and operating lease revenues.  Leasing and equipment finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $15.5 million and $49 million for the third quarter and first nine months of 2008, respectively, compared with $16.6 million and $48.9 million for the same 2007 periods.

Consolidated Net Interest Income

Net interest income for the third quarter of 2008 was $152.2 million, up from $137.7 million for the third quarter of 2007 and $151.6 million from the second quarter of 2008.  Net interest income for the first nine months of 2008 was $446.6 million, up from $410.6 million for the same 2007 period.  The increase in net interest income from the third quarter of 2007 was primarily attributable to a $1.2 billion, or 8.7%, increase in average interest-earning assets.  The increase in net interest income from the second quarter of 2008 was primarily due to a $105.4 million, or .7%, increase in average interest-earning assets.

The net interest margin for the third quarter of 2008 was 3.97%, compared with 3.90% for the same 2007 period and 4.00% for the second quarter of 2008.  The three basis point decrease in net interest margin from the second quarter of 2008 was primarily due to the issuance of $115 million of trust preferred securities in August of 2008.

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

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields and Rates (2)	Average Balance	Interest (1)	Average Yields and Rates (2)
Assets:
Investments and other	$157,612	$1,644	4.16%	$203,406	$2,279	4.45%
Securities available for sale (3)	2,160,887	28,577	5.29	2,078,155	28,439	5.47
Education loans held for sale	12,516	123	3.91	110,449	2,588	9.30
Loans and leases:
Consumer home equity:
Fixed-rate	5,072,689	86,618	6.79	4,750,552	83,735	6.99
Variable-rate (4)	1,758,457	27,376	6.19	1,455,701	31,795	8.67
Consumer - other	45,939	963	8.34	45,440	1,115	9.74
Total consumer home equity and other	6,877,085	114,957	6.65	6,251,693	116,645	7.40
Commercial real estate:
Fixed- and adjustable-rate	2,181,838	33,598	6.13	1,786,829	29,026	6.44
Variable-rate (4)	594,992	7,440	4.97	584,378	11,583	7.86
Total commercial real estate	2,776,830	41,038	5.88	2,371,207	40,609	6.79
Commercial business:
Fixed- and adjustable-rate	167,079	2,363	5.63	170,593	2,718	6.32
Variable-rate (4)	377,747	4,363	4.59	395,871	7,498	7.51
Total commercial business	544,826	6,726	4.91	566,464	10,216	7.16
Leasing and equipment finance	2,300,429	41,059	7.14	1,937,269	37,974	7.84
Subtotal	12,499,170	203,780	6.49	11,126,633	205,444	7.34
Residential real estate	477,436	6,871	5.75	559,413	8,084	5.77
Total loans and leases (5)	12,976,606	210,651	6.47	11,686,046	213,528	7.26
Total interest-earning assets	15,307,621	240,995	6.27	14,078,056	246,834	6.97
Other assets (6)	1,103,938			1,147,109
Total assets	$16,411,559			$15,225,165

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,409,855			$1,406,155
Small business	597,894			596,197
Commercial and custodial	253,900			195,529
Total non-interest bearing deposits	2,261,649			2,197,881
Interest-bearing deposits:
Premier checking	933,189	1,978.84		1,048,449	8,047	3.05
Other checking	904,351	500.22		823,833	901.43
Subtotal	1,837,540	2,478.54		1,872,282	8,948	1.90
Premier savings	1,403,323	7,605	2.16	1,202,672	13,184	4.35
Other savings	1,388,236	2,552.73		1,274,164	4,139	1.29
Subtotal	2,791,559	10,157	1.45	2,476,836	17,323	2.77
Money market	629,905	2,310	1.46	606,198	4,618	3.02
Subtotal	5,259,004	14,945	1.13	4,955,316	30,889	2.48
Certificates of deposit	2,469,327	18,785	3.02	2,498,936	29,551	4.68
Total interest-bearing deposits	7,728,331	33,730	1.74	7,454,252	60,440	3.22
Total deposits	9,989,980	33,730	1.34	9,652,133	60,440	2.48
Borrowings:
Short-term borrowings	429,861	2,301	2.13	183,582	2,460	5.32
Long-term borrowings	4,567,706	52,799	4.60	4,043,570	46,230	4.54
Total borrowings	4,997,567	55,100	4.39	4,227,152	48,690	4.57
Total interest-bearing liabilities	12,725,898	88,830	2.78	11,681,404	109,130	3.71
Total deposits and borrowings	14,987,547	88,830	2.36	13,879,285	109,130	3.12
Other liabilities	339,304			334,630
Total liabilities	15,326,851			14,213,915
Stockholders’ equity	1,084,708			1,011,250
Total liabilities and stockholders’ equity	$16,411,559			$15,225,165
Net interest income and margin		$152,165	3.97%		$137,704	3.90%
(1)

Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $329,000 and $568,000 was recognized during the three months ended September 30, 2008 and 2007, respectively.

(2)	Annualized.
(3)	Average balances and yields of securities available for sale are based upon the historical amortized cost.
(4)	Certain variable-rate loans have contractual interest rate floors.
(5)	Average balances of loans and leases includes non-accrual loans and leases, and are presented net of unearned income.
(6)	Includes operating leases.

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields and Rates (2)	Average Balance	Interest (1)	Average Yields and Rates (2)
Assets:
Investments and other	$152,232	$4,713	4.13%	$188,444	$6,642	4.71%
Securities available for sale (3)	2,162,135	85,714	5.29	1,969,799	80,209	5.43
Education loans held for sale	116,754	5,331	6.10	154,978	10,099	8.71
Loans and leases:
Consumer home equity:
Fixed-rate	5,047,047	258,835	6.85	4,614,472	240,538	6.97
Variable-rate (4)	1,688,362	82,071	6.49	1,439,942	94,384	8.76
Consumer - other	45,481	2,937	8.63	43,014	3,193	9.92
Total consumer home equity and other	6,780,890	343,843	6.77	6,097,428	338,115	7.41
Commercial real estate:
Fixed- and adjustable-rate	2,073,784	96,710	6.23	1,756,917	84,298	6.42
Variable-rate (4)	593,164	23,654	5.33	609,225	35,549	7.80
Total commercial real estate	2,666,948	120,364	6.03	2,366,142	119,847	6.77
Commercial business:
Fixed- and adjustable-rate	167,502	7,551	6.02	166,490	7,999	6.42
Variable-rate (4)	371,846	14,229	5.11	392,797	22,062	7.51
Total commercial business	539,348	21,780	5.39	559,287	30,061	7.19
Leasing and equipment finance	2,223,811	123,137	7.38	1,885,427	108,290	7.66
Subtotal	12,210,997	609,124	6.66	10,908,284	596,313	7.31
Residential real estate	497,126	21,711	5.83	587,058	25,558	5.81
Total loans and leases (5)	12,708,123	630,835	6.63	11,495,342	621,871	7.23
Total interest-earning assets	15,139,244	726,593	6.41	13,808,563	718,821	6.95
Other assets (6)	1,167,961			1,148,528
Total assets	$16,307,205			$14,957,091

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,429,752			$1,476,451
Small business	580,248			593,122
Commercial and custodial	231,184			198,848
Total non-interest bearing deposits	2,241,184			2,268,421
Interest-bearing deposits:
Premier checking	977,007	8,314	1.14	1,064,024	24,196	3.04
Other checking	878,956	1,684.26		827,580	2,164.35
Subtotal	1,855,963	9,998.72		1,891,604	26,360	1.86
Premier savings	1,465,115	27,680	2.52	1,127,843	36,175	4.29
Other savings	1,335,005	7,919.79		1,296,350	11,466	1.18
Subtotal	2,800,120	35,599	1.70	2,424,193	47,641	2.63
Money market	609,629	7,474	1.64	606,885	13,322	2.93
Subtotal	5,265,712	53,071	1.35	4,922,682	87,323	2.38
Certificates of deposit	2,480,262	66,341	3.57	2,512,832	88,514	4.70
Total interest-bearing deposits	7,745,974	119,412	2.06	7,435,514	175,837	3.16
Total deposits	9,987,158	119,412	1.60	9,703,935	175,837	2.42
Borrowings:
Short-term borrowings	397,514	7,888	2.65	156,243	6,185	5.29
Long-term borrowings	4,467,752	152,737	4.57	3,738,123	126,193	4.51
Total borrowings	4,865,266	160,625	4.41	3,894,366	132,378	4.54
Total interest-bearing liabilities	12,611,240	280,037	2.97	11,329,880	308,215	3.64
Total deposits and borrowings	14,852,424	280,037	2.52	13,598,301	308,215	3.03
Other liabilities	356,031			335,389
Total liabilities	15,208,455			13,933,690
Stockholders’ equity	1,098,750			1,023,401
Total liabilities and stockholders’ equity	$16,307,205			$14,957,091
Net interest income and margin		$446,556	3.94%		$410,606	3.97%
(1)

Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $1,322,000 and $1,364,000 was recognized during the nine months ended September 30, 2008 and 2007, respectively.

(2)	Annualized.
(3)	Average balances and yields of securities available for sale are based upon the historical amortized cost.
(4)	Certain variable-rate loans have contractual interest rate floors.
(5)	Average balances of loans and leases includes non-accrual loans and leases, and are presented net of unearned income.
(6)	Includes operating leases.

Consolidated Provision for Credit Losses

TCF recorded provision expense of $52.1 million in the third quarter of 2008, compared with $18.9 million in third quarter of 2007, and $62.9 million in the second quarter of 2008. TCF recorded provision expense of $145 million in the first nine months of 2008, compared with $36.9 million for the same 2007 period.  The increase in the provision for credit losses for the third quarter and first nine months of 2008 is primarily due to higher consumer home equity net charge-offs and the resulting portfolio reserve rate increases and higher reserves and net charge-offs for commercial loans, primarily in Michigan.  Net loan and lease charge-offs for the third quarter of 2008 were $26.8 million, or .82% of average loans and leases (annualized), compared with $11.1 million, or .38% (annualized), in the third quarter of 2007, and $26.6 million, or .84% (annualized), in the second quarter of 2008.  Net loan and lease charge-offs for the first nine months of 2008 were $67 million, or .70% (annualized), compared with $20.8 million, or .24% (annualized) for the same 2007 period.  Consumer home equity net charge-offs for the third quarter of 2008 were $17.9 million, compared with $5.9 million in the third quarter of 2007, and $13.9 million in the second quarter of 2008. Consumer home equity net charge-offs for the first nine months of 2008 were $40.9 million, compared with $13.7 million for the same 2007 period.  The higher consumer home equity net charge-offs were primarily due to the depressed residential real estate market conditions in Minnesota and Michigan.  The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  Also see “Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $123.5 million and $373.5 million for the third quarter and first nine months of 2008, respectively, compared with $129.7 million and $402.6 million for the same 2007 periods.

Fees and Service Charges

Fees and service charges totaled $71.8 million and $203.3 million for the third quarter and first nine months of 2008, compared with $72 million and $205.7 million for the same 2007 periods.  The declines are primarily due to lower deposit service fees.

Card Revenues

Card revenues totaled $26.2 million for the third quarter of 2008, up 2.2% over the same 2007 period. For the first nine months of 2008, card revenue totaled $77.8 million, up 5.4% over the same 2007 period.  These increases were primarily due to increases in customer transactions and average transaction size.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	Amount	%
Average active card users	815,031	807,406	7,625	0.9
Average number of transactions per card per month	20.4	19.7	0.7	3.6
Sales volume	$1,843,328	$1,723,793	$119,535	6.9
Average transaction size (in dollars)	$37	$36	$1	2.8
Average interchange rate	1.34%	1.42%		(8	) bps

ATM Revenue

For the third quarter and first nine months of 2008, ATM revenue was $8.7 million and $25 million, respectively, compared with $9.3 million and $27.3 million for the same 2007 periods.  The declines in ATM revenue was primarily attributable to a continued decline in fees charged to TCF customers for the use of non-TCF ATM machines and by changes in customer ATM usage behavior.

Investments and Insurance Revenue

Investments and insurance revenue totaled $3.2 million and $9.4 million for the third quarter and first nine months of 2008, respectively, compared with $2.6 million and $7.6 million for the same 2007 periods.  As of October 1, 2008, TCF no longer sells investment and insurance products.  TCF will however continue to service its existing investment and insurance customer base.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenues totaled $13 million and $39.2 million for the third quarter and first nine months of 2008, respectively, compared with $15.1 million and $44.3 million for the same 2007 periods.  The decreases in leasing and equipment finance revenues were primarily due to lower sales-type lease revenue and operating lease revenue. Leasing and equipment finance revenue may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.

Visa Share Redemption

During the first quarter of 2008, Visa completed its IPO. As part of the IPO, Visa redeemed a portion of the shares held by Visa U.S.A. members for cash. TCF received $8.3 million from this redemption and recorded a gain.  As of September 30, 2008, TCF holds 308,219 shares of Visa Inc. Class B shares with no book value that are restricted from sale, other than to other Visa members, and are subject to dilution as a result of TCF’s indemnification obligation.  TCF remains obligated to indemnify Visa under its bylaws and a retrospective responsibility plan for losses in connection with certain covered litigation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Expense” for further discussion.

Gains on Sales of Securities Available for Sale

Gains on sales of securities available for sale were $498 thousand for the third quarter of 2008 on sales of $56.6 million of mortgage-backed securities.  For the first nine months of 2008, gains on sales of securities available for sale were $7.9 million on sales of $978.6 million of mortgage-backed securities and $174.9 million of treasury bills.  For the third quarter and first nine months of 2007, gains on sales of securities available for sale were $2 million on sales of $189.3 million of mortgage backed securities.

Gains on Sales of Branches and Real Estate

Gains on sales of branches and real estate were $1.2 million and $35.1 million for the third quarter and first nine months of 2007, respectively, compared with no such sales in the same 2008 periods. During the first quarter of 2007, TCF sold the deposits and facilities of ten out-state branches in Michigan and recognized a $31.2 million gain.

Consolidated Non-Interest Expense

Non-interest expense totaled $177.6 million for the third quarter of 2008, up $14.8 million, or 9.1%, from $162.8 million for the same 2007 period. For the first nine months of 2008, non-interest expense totaled $514.6 million, up $25.1 million, or 5.1%, from $489.5 million for the same 2007 period.

Compensation and Employee Benefits

Compensation and employee benefits expense continue to be well controlled and totaled $84.9 million and $257.9 million for the third quarter and first nine months of 2008, respectively, compared with $85.1 million and $259.9 million for the same 2007 periods.

Occupancy and Equipment

Occupancy and equipment expense totaled $31.8 million and $95.5 million for the third quarter and first nine months of 2008, respectively, compared with $30.2 million and $90 million for the same 2007 periods.  The increase in occupancy and equipment expense during the third quarter was primarily due to increased real estate taxes and costs associated with branch expansion.  The increase in occupancy and equipment expense during the first nine months of 2008 was primarily due to increased real estate taxes, costs associated with branch expansion and exit costs associated with the closure of 12 Colorado supermarket branches.

Advertising and Promotions

Advertising and promotions expense totaled $12.3 million and $25.7 million for the third quarter and first nine months of 2008, respectively, compared with $5.5 million and $17 million for the same 2007 periods.  The increase in advertising and promotions expense is primarily due to higher promotion costs which resulted in increased checking account production.

Other Expense

Other expense in the quarter increased $6.7 million, or 17.8%, from the third quarter of 2007, primarily due to a $3.4 million increase in foreclosed real estate expense due to increased property taxes and higher real estate disposition losses and increased severance and separation costs of $4.1 million in 2008.  Year-to-date, other expense, excluding the reduction in the Visa indemnification expense, increased $16.6 million, or 15.2%, from the first nine months of 2007, primarily due to a $8.8 million increase in foreclosed real estate expense resulting from increased property taxes and higher real estate disposition losses in 2008, increased severance and separation costs of $4.9 million in 2008 and a $555 thousand recovery on the redemption of a commercial real estate property in the first quarter of 2007.

TCF is a member of Visa U.S.A. for issuance and processing of its card transactions. On October 3, 2007, Visa, Inc. (Visa) completed a restructuring including Visa U.S.A. in preparation for its planned IPO. As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, approved as part of Visa’s restructuring, for contingent losses in connection with certain covered litigation (“the Visa indemnification”) disclosed in Visa’s public filings with the Securities and Exchange Commission (SEC) based on its membership proportion. TCF is not a party to the lawsuits brought against Visa U.S.A. TCF’s membership proportion in Visa U.S.A. is .12554%. The SEC accounting staff has concluded that Visa U.S.A. member institutions are required to recognize their portion of the Visa indemnification at the estimated fair value of such obligation in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

As part of Visa’s IPO in the first quarter of 2008, Visa set aside a cash escrow fund for future settlement of covered litigation. As a result, TCF recorded a $3.8 million reduction in its contingent indemnification obligation in the first quarter of 2008. At September 30, 2008, TCF’s estimated remaining Visa contingent indemnification obligation was $3.9 million.  On October 27, 2008, Visa notified its U.S.A. members that it had reached a settlement on covered litigation with Discover Financial Services, Inc. TCF will record an immaterial adjustment to its contingent indemnification obligation as a result of this settlement in the fourth quarter of 2008. The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates. TCF’s remaining indemnification obligation for Visa’s covered litigation is a highly judgmental estimate. TCF must rely on disclosures made by Visa to the public about the covered litigation in making estimates of this contingent indemnification obligation.

Income Taxes

TCF recorded income tax expense of $15.9 million and $59.2 million for the third quarter and first nine months of 2008, respectively, or 34.53% and 36.89%, respectively, of income before income tax expense, compared with $26.6 million and $82.8 million, respectively, or 30.99% and 28.88%, respectively, of income before income tax expense, for the comparable 2007 periods.  The third quarter of 2007 includes a $2.6 million reduction in income tax expense related to favorable developments in uncertain tax positions.  The first nine months of 2008 income tax expense includes a $3 million year-to-date increase in income tax expense and a $2.8 million increase in deferred income taxes related to changes in state income taxes, primarily in Minnesota.  The first nine months of 2007 also includes an $8.5 million reduction of income tax expense related to a favorable settlement with the Internal Revenue Service and a $4.5 million reduction of income tax expense related to favorable developments in uncertain tax positions.

TCF has a Real Estate Investment Trust (“REIT”) and a related foreign operating company (“FOC”) that acquire, hold and manage real estate loans and other assets.  These companies are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation.  The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws.  If these companies fail to meet any of the required provisions of federal and state tax laws, TCF’s tax expense would increase significantly.  The taxation of REITs and FOCs continues to be the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures.  Illinois passed legislation in 2007 that will reduce or eliminate TCF’s REIT and FOC tax benefits in 2009.  Minnesota passed legislation in the second quarter of 2008 that eliminates TCF’s REIT and FOC benefit effective for 2008.  Other states have proposed legislation that, if enacted, would eliminate tax deductions that TCF is entitled to under current tax laws and thus would increase TCF’s state income tax expense.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $1.5 billion and $594.2 million of securities available for sale during the first nine months of 2008 and 2007, respectively.  TCF sold $1.2 billion of securities available for sale during the first nine months of 2008, compared with $189.3 million in the same 2007 period.  At September 30, 2008, the unrealized pre-tax loss on TCF’s securities available for sale portfolio was $23.5 million, compared with a pre-tax loss of $16.4 million at December 31, 2007, primarily due to changes in long-term market interest rates.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding education loans held for sale.

(Dollars in thousands)	At September 30, 2008	At December 31, 2007	Percentage Change
Consumer home equity and other:
Home equity:
First mortgage liens	$4,400,761	$4,178,961	5.3%
Junior liens	2,427,201	2,344,113	3.5
Total consumer home equity	6,827,962	6,523,074	4.7
Other	70,361	67,557	4.2
Total consumer home equity and other	6,898,323	6,590,631	4.7
Commercial:
Commercial real estate:
Permanent	2,577,644	2,280,204	13.0
Construction and development	275,110	277,126	(0.7)
Total commercial real estate	2,852,754	2,557,330	11.6
Commercial business	549,337	558,325	(1.6)
Total commercial	3,402,091	3,115,655	9.2
Leasing and equipment finance (1):
Equipment finance loans	723,971	604,185	19.8
Lease financings:
Direct financing leases	1,719,722	1,611,881	6.7
Sales-type leases	21,232	26,657	(20.4)
Lease residuals	49,524	41,678	18.8
Unearned income and deferred costs	(183,608)	(180,058)	(2.0)
Total lease financings	1,606,870	1,500,158	7.1
Total leasing and equipment finance	2,330,841	2,104,343	10.8
Total consumer, commercial and leasing and equipment finance	12,631,255	11,810,629	6.9
Residential real estate	470,413	527,607	(10.8)
Total loans and leases	$13,101,668	$12,338,236	6.2

(1)	Operating leases of $58.5 million at September 30, 2008 and $71.1 million at December 31, 2007 are included as a component of Other Assets on the Consolidated Statements of Financial Condition.

At September 30, 2008, approximately 27% of TCF’s consumer and commercial loans consisted of variable-rate loans, compared with 26% at December 31, 2007.  Variable-rate consumer loans have interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) have interest rates tied to either the prime rate or LIBOR.  At September 30, 2008, approximately 26% of the consumer home equity portfolio carries a contractual variable interest rate tied to the prime rate, compared with 24% at December 31, 2007.  In addition, to the extent these loans have interest rate floors, a decrease in interest rates may not result in a change in the interest rate on the variable-rate loan.  At October 1, 2008, $1.2 billion, or 67%, of variable-rate consumer home equity loans were at their contractual interest rate floor, compared with $388 million, or 24%, at January 1, 2008.  Substantially all leasing and equipment finance loans have fixed interest rates.  All residential real estate loans have fixed or adjustable interest rates.

Approximately 76% of the consumer home equity portfolio at September 30, 2008 consisted of closed-end loans, compared with 78% at December 31, 2007.  TCF’s consumer home equity lines of credit require regular payments of interest and do not require regular payments of principal.  Consumer home equity lines of credit outstanding were $1.6 billion at September 30, 2008, compared with $1.4 billion at December 31, 2007.

TCF continues to expand its commercial business and commercial real estate lending activity generally to borrowers located in its primary markets.  With a focus on secured lending, approximately 98% of TCF’s commercial real estate and commercial business loans at September 30, 2008, were secured either by real estate or other business assets.  At September 30, 2008, approximately 93% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary markets.

The leasing and equipment finance backlog of approved transactions was $345.5 million at September 30, 2008, up from $292.5 million at December 31, 2007.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from customer default on a loan or lease.  TCF has a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $159 million appropriate to cover losses incurred in the loan and lease portfolios as of September 30, 2008.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown, a continued decline in commercial or residential real estate values in TCF’s markets and continued financial stress on consumers would have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

The following table sets forth information detailing the allowance for loan and lease losses.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$133,637	$66,809	$80,942	$58,543
Charge-offs	(29,976)	(14,669)	(77,700)	(34,650)
Recoveries	3,212	3,609	10,741	13,871
Net charge-offs	(26,764)	(11,060)	(66,959)	(20,779)
Provision for credit losses	52,105	18,883	144,995	36,868
Balance at end of period	$158,978	$74,632	$158,978	$74,632

TCF’s methodologies for determining and allocating the allowance for loan and lease losses focus on ongoing reviews of larger individual loans and leases, historical and expected future net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and non-performing assets, values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, prevailing economic conditions and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis.  The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio.  The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

The allocation of TCF’s allowance for loan and lease losses is as follows.

	At September 30, 2008			At December 31, 2007
(Dollars in thousands)	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Balance	Allowance for Loan and Lease Losses	Total Loans and Leases	Allowance as a % of Balance
Consumer home equity	$83,326	$6,827,962	1.22%	$30,951	$6,523,074.47%
Consumer other	2,938	70,361	4.18	2,059	67,557	3.05
Total consumer home equity and other	86,264	6,898,323	1.25	33,010	6,590,631.50
Commercial real estate	39,636	2,852,754	1.39	25,891	2,557,330	1.01
Commercial business	12,575	549,337	2.29	7,077	558,325	1.27
Total commercial	52,211	3,402,091	1.53	32,968	3,115,655	1.06
Leasing and equipment finance	19,136	2,330,841.82		14,319	2,104,343.68
Residential real estate	1,367	470,413.29		645	527,607.12
Total allowance balance	$158,978	$13,101,668	1.21	$80,942	$12,338,236.66

The increase in the allowance for commercial real estate was primarily due to increases in reserves for certain loans in Michigan.

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	September 30, 2008		September 30, 2007
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)
Consumer home equity
First mortgage liens	$8,476.77%		$2,656.27%
Junior liens	9,469	1.56	3,231.58
Total consumer home equity	17,945	1.05	5,887.38
Consumer other	3,282	N.M.	3,269	N.M.
Total consumer home equity and other	21,227	1.23	9,156.59
Commercial real estate	2,694.39		19	-
Commercial business	65.05		627.44
Total commercial	2,759.33		646.09
Leasing and equipment finance	2,413.42		1,164.24
Residential real estate	365.31		94.07
Total	$26,764.82		$11,060.38
(1) Annualized.
N.M. Not Meaningful.

	Nine Months Ended
	September 30, 2008		September 30, 2007
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)
Consumer home equity
First mortgage liens	$19,208.59%		$6,206.21%
Junior liens	21,647	1.20	7,444.46
Total consumer home equity	40,855.81		13,650.30
Consumer other	6,002	N.M.	4,057	N.M.
Total consumer home equity and other	46,857.92		17,707.39
Commercial real estate	8,896.44		422.02
Commercial business	2,970.73		818.19
Total commercial	11,866.49		1,240.06
Leasing and equipment finance	7,589.46		1,688.12
Residential real estate	647.17		144.03
Total	$66,959.70		$20,779.24
(1) Annualized.
N.M. Not Meaningful.

Consumer home equity net charge-offs for the third quarter and first nine months of 2008 increased $12.1 million and $27.2 million, respectively, compared with the same 2007 periods.  Commercial real estate net charge-offs for the third quarter and first nine months of 2008 increased $2.7 million and $8.5 million, respectively, compared with the same 2007 periods.  The increase in consumer home equity and commercial real estate net charge-offs were primarily due to the continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Non-performing assets are summarized in the following table.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2008	2007	Change
Non-accrual loans and leases:
Consumer home equity
First mortgage liens	$48,603	$20,776	$27,827
Junior liens	12,433	5,391	7,042
Total consumer home equity	61,036	26,167	34,869
Consumer other	78	6	72
Total consumer home equity and other	61,114	26,173	34,941
Commercial real estate	46,011	19,999	26,012
Commercial business	16,356	2,658	13,698
Total commercial	62,367	22,657	39,710
Leasing and equipment finance	18,379	8,050	10,329
Residential real estate	4,030	2,974	1,056
Total non-accrual loans and leases	145,890	59,854	86,036
Other real estate owned:
Residential real estate	34,101	28,752	5,349
Commercial real estate	20,078	17,013	3,065
Total other real estate owned	54,179	45,765	8,414
Total non-performing assets	$200,069	$105,619	$94,450
Non-performing assets as a percentage of:
Net loans and leases	1.55%	.86%	69	bps
Total assets	1.21	.66	55
Non-performing assets secured by residential real estate as
a percentage of total non-performing assets	49.57	54.81	N.M.
N.M. Not Meaningful.

The increase in non-accrual loans and leases from December 31, 2007 was primarily due to an increase in consumer non-accrual loans and commercial real estate non-accrual loans.  Other real estate owned increased $8.4 million from December 31, 2007, primarily due to increased residential properties and one commercial real estate property.

Non-accrual loans are expected to continue to increase, especially for first mortgage lien positions, during the remainder of the year.  This expectation is primarily based on the length of the foreclosure process, particularly in Illinois, and the outlook for the housing market.

Impaired Loans

Impaired loans are summarized in the following table.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2008	2007	Change
Non-accrual loans:
Consumer home equity	$7,216	$967	$6,249
Commercial real estate	46,011	19,999	26,012
Commercial business	16,356	2,658	13,698
Total commercial	62,367	22,657	39,710
Leasing and equipment finance	4,100	2,113	1,987
Subtotal	73,683	25,737	47,946
Accruing restructured consumer home equity loans	23,844	4,861	18,983
Total impaired loans	$97,527	$30,598	$66,929

The increase in impaired loans from December 31, 2007 was primarily due to a $26 million increase in commercial real estate non-accrual loans and an increase of $19 million of restructured consumer home equity loans that are accruing (troubled debt restructurings).  There were $23 million and $4.6 million of accruing restructured loans less than 90 days past due as of September 30, 2008 and December 31, 2007, respectively.  The allowance for loan and lease losses for impaired loans was $19.9 million at September 30, 2008, compared with $2.7 million at December 31, 2007.  The average balance of total impaired loans during the three months ended September 30, 2008 was $88.1 million, compared with $25.3 million during the three months ended December 31, 2007.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding education loans held for sale and non-accrual loans and leases.  TCF’s delinquency rates are determined based on the contractual terms of the loan or lease.

	At September 30, 2008		At December 31, 2007
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases
Accruing loans and leases delinquent for:
30-59 days	$72,198.56%		$46,748.38%
60-89 days	35,119.27		20,445.17
90 days or more	34,808.27		15,384.12
Total	$142,125	1.10%	$82,577.67%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At September 30, 2008		At December 31, 2007
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity
First mortgage liens	$70,393	1.62%	$31,784.76%
Junior liens	20,074.83		12,289.53
Total consumer home equity	90,467	1.34	44,073.68
Consumer other	515.73		377.56
Total consumer home equity and other	90,982	1.33	44,450.68
Commercial real estate	15,732.56		11,382.45
Commercial business	531.10		1,071.19
Total commercial	16,263.49		12,453.40
Leasing and equipment finance	24,982	1.08	15,691.75
Residential real estate	9,898	2.12	9,983	1.90
Total	$142,125	1.10%	$82,577.67%

Potential Problem Loans and Leases

In addition to the non-performing assets, there were $172.4 million of loans and leases at September 30, 2008, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, up from $60.1 million at December 31, 2007.  The increase in potential problem loans and leases is primarily due to an increase in commercial loans that were downgraded due to the borrower’s exposure to the housing market, not their ability to repay.  Two of the loans that were downgraded due to exposure to the housing market were made to companies of a non-executive director of TCF.  Potential problem loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial or residential real estate or other assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows.

	At	At
	September 30,	December 31,
(In thousands)	2008	2007
Consumer home equity	$23,844	$4,861
Commercial real estate	100,028	31,511
Commercial business	30,619	8,695
Leasing and equipment finance	17,950	15,015
Total	$172,441	$60,082

Branches

During the third quarter of 2008, TCF opened one new supermarket branch. During the remainder of 2008, TCF plans to open one traditional branch and two supermarket branches.  To improve the customer experience and enhance deposit growth, TCF intends to relocate three traditional branches to improved locations and facilities and to remodel five supermarket branches during the remainder of 2008.  As part of improving operating efficiencies, TCF closed and consolidated 10 Colorado supermarket branches into nearby traditional branches in the third quarter of 2008.

Additional information regarding the results of TCF’s new branches opened since January 1, 2003 is displayed in the table below.

	At September 30,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Number of new branches
Traditional	75	67	8	11.9%
Supermarket	27	33	(6)	(18.2)
Campus	10	10	-	-
Total	112	110	2	1.8
Percent of total branches	25.2%	24.5%
Deposits:
Checking	$322,250	$256,975	$65,275	25.4%
Savings	320,778	287,920	32,858	11.4
Money market	55,131	39,223	15,908	40.6
Subtotal	698,159	584,118	114,041	19.5
Certificates of deposits	299,811	303,754	(3,943)	(1.3)
Total deposits	$997,970	$887,872	$110,098	12.4
Total banking fees and other revenue (quarter ended)	$16,789	$14,310	$2,479	17.3

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.   Deposits totaled $9.9 billion at September 30, 2008, an increase of $273.7 million from $9.6 billion at December 31, 2007, and a decrease of $295.9 million from $10.1 billion at June 30, 2008.  The decrease in deposits from June 30, 2008 was primarily due to decreases in Premier checking and Premier savings balances as a result of higher interest rates paid by competitors.  TCF has in process several initiatives involving products, pricing and marketing in an effort to increase TCF’s market share of deposits.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 1.34% at September 30, 2008, compared with 2.18% at December 31, 2007. The decrease in the weighted-average rate for deposits was due to pricing decisions made by management as a result of declining interest rates during the first nine months of 2008.

Borrowings and Liquidity

Borrowings totaled $5.2 billion at September 30, 2008, up $260.6 million from December 31, 2007.  The weighted-average rate on borrowings was 4.38% at September 30, 2008, compared with 4.51% at December 31, 2007.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources.  At September 30, 2008, TCF had $2 billion in unused capacity at the FHLB of Des Moines and $630 million in unused capacity at the Federal Reserve Discount Window.  In addition, TCF had $1.1 billion of active, unsecured federal funds purchased lines which are not contractually committed.  See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

During the third quarter of 2008, TCF formed TCF Capital I, a wholly-owned statutory trust formed under the laws of the state of Delaware.  The Trust issued 10.75% Capital Securities, Series I, to the public, using the proceeds to purchase $115 million of 10.75% Junior Subordinated Notes, Series I from TCF.

TCF Financial Corporation (parent company only) has an unsecured $50 million line of credit that matures in April 2009. This line of credit contains certain covenants common to such agreements. TCF is in compliance with its covenants under the credit agreement.  The interest rate on the line of credit is based on either the prime rate or LIBOR.  TCF has the option to select the interest rate index and term for advances on the line of credit.  The line of credit may be used for appropriate corporate purposes.  TCF had no outstanding balance on its bank line of credit at September 30, 2008, compared with $9.5 million at December 31, 2007.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At September 30, 2008, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings (1)	$5,234,009	$745,953	$424,637	$3,923	$4,059,496
Annual rental commitments under
non-cancelable operating leases	204,417	27,247	48,489	38,968	89,713
Campus marketing agreements	48,442	3,649	5,650	5,148	33,995
Construction contracts and land purchase
commitments for future branch sites	8,016	8,016	-	-	-
Visa indemnification obligation (2)	3,930	-	3,930	-	-
	$5,498,814	$784,865	$482,706	$48,039	$4,183,204

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,856,212	$14,013	$32,733	$237,952	$1,571,514
Commercial	507,058	276,353	203,132	10,242	17,331
Leasing and equipment finance	94,467	94,467	-	-	-
Other	382	382	-	-	-
Total commitments to lend	2,458,119	385,215	235,865	248,194	1,588,845
Standby letters of credit and guarantees on
industrial revenue bonds	72,620	50,164	22,381	75	-
	$2,530,739	$435,379	$258,246	$248,269	$1,588,845

(1)  Total borrowings excludes interest.

(2)  The exact date of the payment can not be determined. Any payments of this obligation are expected to be made within three years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Expense” for further discussion.

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

Stockholders’ Equity

Stockholders’ equity at September 30, 2008 was $1.1 billion, or 6.73% of total assets, compared with 6.88% at December 31, 2007.  At September 30, 2008, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors.  TCF continues to be a well-capitalized financial institution.  Given current market and economic conditions, TCF believes it is prudent to preserve its capital. As a result, TCF has not repurchased shares in the first nine months of 2008.  On October 20, 2008, TCF declared a regular quarterly dividend of 25 cents per common share, payable on November 28, 2008 to shareholders of record as of October 31, 2008.

Recent Accounting Developments

In June, 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP defines participating securities as those that are expected to vest and are entitled to receive nonforfeitable dividends or dividend equivalents.  Unvested share-based payment awards that have a right to receive dividends on common stock (restricted stock) will be considered participating securities and included in earnings per share using the two-class method.  The two-class method requires net income to be reduced for dividends declared and paid in the period on such shares.  Remaining net income is then allocated to each class of stock (proportionately based on unrestricted and restricted shares which pay dividends) for calculation of basic earnings per share.  Diluted earnings per share would then be calculated based on basic shares outstanding plus any additional potentially dilutive shares, such as options and restricted stock that do not pay dividends or are not expected to vest.  This FSP is effective in the first quarter 2009.  Basic earnings per share may decline as a result of this FSP.  There will be no effect on diluted earnings per share of the Company related to this FSP.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions.  Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about

TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include, but are not limited to, possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legal, legislative or other changes affecting customer account charges and fee income; reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments; including adoption of state legislation that would increase state taxes; adverse findings in tax audits or regulatory examinations and resulting enforcement actions; changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new market conditions or regulatory requirements; lack of or inadequate insurance coverage for claims against TCF; technological, computer-related or operational difficulties or loss or theft of information; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; results of litigation, including possible increases in indemnification obligations for certain litigation against Visa U.S.A. (“covered litigation”) and potential reductions in card revenues resulting from other litigation against Visa; increased deposit insurance premiums or other costs related to deteriorating conditions in the banking industry and the economic impact on banks of the Emergency Economic Stabilization Act or other related legislative and regulatory developments; heightened regulatory practices, requirements or expectations; or other significant uncertainties.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At September 30, 2008, net interest income is estimated to decrease by 2.7% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points. In the event short- and long-term interest rates were to decline by 100 basis points, net interest income is estimated to decrease .9% compared with the base case scenario, over the next 12 months.

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

TCF’s one-year interest rate gap was a negative $2.5 billion, or 15.3% of total assets, at September 30, 2008, compared with a negative $1 billion, or 6.4% of total assets, at December 31, 2007. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 100 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.6 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at September 30, 2008, by approximately $804 million, or 113.1%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at September 30, 2008, by approximately $200 million, or 28.1%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2008.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the third quarter of 2008 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At	At	At	At	At
(Dollars in thousands,	September 30,	June 30,	March 31,	December 31,	September 30,
except per-share data)	2008	2008	2008	2007	2007
SELECTED FINANCIAL CONDITION DATA:

Loans and leases excluding residential real estate loans	$12,631,255	$12,466,751	$12,096,467	$11,810,629	$11,334,162

Securities available for sale	2,102,756	2,120,664	2,177,262	1,963,681	2,022,505
Residential real estate loans	470,413	485,795	506,394	527,607	547,552
Subtotal	2,573,169	2,606,459	2,683,656	2,491,288	2,570,057
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	16,510,595	16,460,123	16,370,364	15,977,054	15,530,338

Deposits	9,850,237	10,146,122	10,357,069	9,576,549	9,746,066
Short-term borrowings	603,233	411,802	138,442	556,070	167,319
Long-term borrowings	4,630,776	4,515,997	4,414,644	4,417,378	4,266,022
Stockholders’ equity	1,111,029	1,088,301	1,129,870	1,099,012	1,043,447

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007
SELECTED OPERATIONS DATA:
Net interest income	$152,165	$151,562	$142,829	$139,571	$137,704
Provision for credit losses	52,105	62,895	29,995	20,124	18,883
Net interest income after provision for credit losses	100,060	88,667	112,834	119,447	118,821
Non-interest income:
Fees and other revenue	123,045	121,504	112,705	124,845	126,394
Visa share redemption	-	-	8,308	-	-
Gains on sales of securities available for sale	498	1,115	6,286	11,261	2,017
Gains on sales of branches and real estate	-	-	-	2,752	1,246
Total non-interest income	123,543	122,619	127,299	138,858	129,657
Non-interest expense	177,588	168,729	168,276	172,613	162,777
Income before income tax expense	46,015	42,557	71,857	85,692	85,701
Income tax expense	15,889	18,855	24,431	22,875	26,563
Net income	$30,126	$23,702	$47,426	$62,817	$59,138
Per common share:
Basic earnings	$.24	$.19	$.38	$.51	$.48
Diluted earnings	$.24	$.19	$.38	$.50	$.48
Dividends declared	$.25	$.25	$.25	$.2425	$.2425

FINANCIAL RATIOS:
Return on average assets (1)	.73%	.58%	1.18%	1.60%	1.55%
Return on average common equity (1)	11.11	8.57	17.08	23.55	23.39
Net interest margin (1)	3.97	4.00	3.84	3.83	3.90
Net charge-offs as a percentage of average loans and leases (1)	.82	.84	.44	.46	.38
Average total equity to average assets	6.61	6.76	6.88	6.79	6.64
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

Item 1A. Risk Factors

The United States, including TCF’s markets, has experienced weakening economic conditions and declines in housing prices and real estate values in general.  As discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TCF’s Annual Report on Form 10-K dated December 31, 2007 and in Part I, Item 2 of this Form 10-Q for the quarterly period ended September 30, 2008, TCF’s loan portfolio contains significant amounts of loans secured by residential and commercial real estate.  TCF has experienced increases in non-performing assets, net charge-offs and provisions for credit losses as a result of continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions.  In the event of worsening economic conditions and continued decline in real estate values, TCF would expect continued deterioration of credit quality represented by increased balances of non-performing assets, increased net charge-offs and increased provisions for credit losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2008.

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as a part of publicly announced plan	Number of shares that may yet be purchased under the plan
July 1 to July 31, 2008
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	1,559	$12.18	N.A.	N.A.

August 1 to August 31, 2008
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.

September 1 to September 30, 2008
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 45 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION

/s/ William A. Cooper
William A. Cooper, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas F. Jasper
Thomas F. Jasper, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

Dated: October 31, 2008

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

4.1

Indenture between TCF Financial Corporation and Wilmington Trust Company, as Trustee [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008].

4.2

Supplemental Indenture between TCF Financial Corporation and Wilmington Trust Company, as Trustee [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008].

4.3	Form of 10.75% Junior Subordinated Note, Series I [incorporated by reference to Exhibit 4.3 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008].

4.4	Certificate of Trust of TCF Capital I [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Registrant Statement (File No. 333-152922) on Form S-3, filed August 11, 2008].

4.5

Trust Agreement of TCF Capital I among TCF Financial Corporation, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein [incorporated by reference to Exhibit 4.3 to TCF Financial Corporation’s Registrant Statement (File No. 333-152922) on Form S-3, filed August 11, 2008].

4.6

Amended and Restated Trust Agreement of TCF Capital I by and among TCF Financial Corporation, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein and the Several Holders named therein [incorporated by reference to Exhibit 4.4 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008].

4.7	Form of 10.75% Capital Security, Series I for TCF Capital I [incorporated by reference to Exhibit 4.5 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008].

4.8

Guarantee Agreement for TCF Capital I dated August 19, 2008 by and between TCF Financial Corporation and Wilmington Trust Company, as Guarantee Trustee [incorporated by reference to Exhibit 4.6 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008].

10(b)-11*

Nonqualified Stock Option Agreement as executed by Mr. Cooper, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-11 to TCF Financial Corporation’s Current Report on Form 8-K filed August 6, 2008].

10(b)-12*

Restricted Stock Agreement as executed by Mr. Cooper, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-12 to TCF Financial Corporation’s Current Report on Form 8-K filed August 6, 2008].

10(e)-11*

Amended and Restated Employment Agreement between William A. Cooper and TCF Financial Corporation dated July 31, 2008 [incorporated by reference to Exhibit 10(e)-11 to TCF Financial Corporation’s Current Report on Form 8-K filed August 6, 2008].

10(j)-2

TCF Employees Stock Purchase Plan — Supplemental Plan (as amended and restated effective January 1, 2008). [incorporated by reference to Exhibit 10(j)-2 to TCF Financial Corporation’s Current Report on Form 8-K filed October 24, 2008].

10(u)-2

Amendment dated October 20, 2008 to the Supplemental Employee Retirement Plan for TCF Cash Balance Pension Plan (as amended and restated through January 24, 2005). [incorporated by reference to Exhibit 10(u)-2 to TCF Financial Corporation’s Current Report on Form 8-K filed October 24, 2008].

10(u)-3

Amendment dated October 20, 2008 to the TCF Financial Corporation Cash Balance Pension Plan SERP (adopted as of January 1, 2005). [incorporated by reference to Exhibit 10(u)-3 to TCF Financial Corporation’s Current Report on Form 8-K filed October 24, 2008].

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

* Executive Contract

# Filed herein