Form 10-K
period 2008-12-31
TCF FINANCIAL CORP
filed 2009-02-18
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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
Wayzata, Minnesota 55391-1693
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: 952-745-2760

Securities registered pursuant to Section 12(b) of the Act:
Common Stock (par value $.01 per share)	New York Stock Exchange
Preferred Stock (par value $.01 per share)	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $1,356,638,538.

As of January 31, 2009, there were 127,698,045 shares outstanding of the registrant’s common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant’s definitive Proxy Statement dated March 11, 2009 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (“TCF” or the “Company”), a Delaware Corporation, is a financial holding company based in Wayzata, Minnesota. Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona (“TCF Bank”), are headquartered in Minnesota and Arizona, respectively. TCF Bank operates bank branches in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona (TCF’s primary banking markets). TCF’s focus is on the delivery of retail and commercial banking products in markets served by TCF Bank and commercial equipment loans and leases, and inventory finance loans throughout the United States and Canada.

At December 31, 2008, TCF had total assets of $17 billion and was the 38th largest publicly traded bank holding company in the United States based on total assets as of September 30, 2008. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. References herein to the “Holding Company” or “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis.

TCF’s core businesses include retail and small business banking, commercial banking, consumer lending, leasing and equipment finance and inventory finance. The retail banking business includes traditional and supermarket branches, campus banking, EXPRESS TELLER® ATMs and Visa® cards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Operating Segment Results” and Note 23 of Notes to Consolidated Financial Statements for information regarding TCF’s reportable operating segments.

Retail Banking

At December 31, 2008, TCF had 448 retail banking branches, consisting of 197 traditional branches, 236 supermarket branches and 15 campus branches. TCF operates 206 branches in Illinois, 111 in Minnesota, 56 in Michigan, 36 in Colorado, 27 in Wisconsin, seven in Arizona and five in Indiana.

In 2008, TCF focused on optimizing existing branches in target market areas. Targeted new branch expansion has been part of TCF’s growth strategy. 115 new branches have been opened since January 1, 2003. During 2008, TCF opened 11 branches, consisting of five traditional branches and six supermarket branches. In 2007, TCF opened 20 branches, consisting of 10 traditional branches, seven supermarket branches and three campus branches.

TCF anticipates opening three new branches in 2009, consisting of one new traditional branch and two new supermarket branches and remodeling 28 supermarket branches. TCF’s expansion is largely dependent on the continued long-term success of branch banking and the expansion and success of its supermarket partners.

Campus banking represents an important part of TCF’s retail banking business. TCF has alliances with the University of Minnesota, the University of Michigan, the University of Illinois plus seven other colleges. These alliances include exclusive marketing, naming rights and other agreements. Branches have been opened on many of these college campuses. TCF provides multi-purpose campus cards for many of these colleges. These cards serve as a school identification card, ATM card, library card, security card, health care card, phone card and stored value card for vending machines or similar uses. TCF is ranked 6th largest in number of campus card banking relationships in the U.S. At December 31, 2008, there were $218 million in campus deposits. TCF has a 25-year naming rights agreement with the University of Minnesota and will sponsor their new football stadium to be called “TCF Bank Stadium™”. The new stadium is scheduled to open in September, 2009.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of changing customer behavior and slower growth in deposit accounts. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement and Analysis – Non-Interest Income” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” for additional information.

Lending Activities

General TCF’s lending activities reflect its community banking philosophy, emphasizing secured loans to individuals and businesses in its primary market areas. TCF is also engaged in leasing and equipment finance and recently began inventory finance activities throughout the United States and Canada. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Loans and Leases” and Note 5 of Notes to Consolidated Financial Statements for additional information regarding TCF’s loan and lease portfolios.

Consumer Lending TCF makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation, financing of home improvements, automobiles, vacations and education.

TCF’s consumer lending origination activity primarily consists of home equity real estate secured lending. It also includes originating loans secured by personal property and to a limited extent, unsecured personal loans. Consumer loans may be made on a revolving line of credit or fixed-term basis. TCF does not have any subprime lending programs nor has it originated 2/28 adjustable-rate mortgages (ARM) or option ARM loans.

Commercial Real Estate Lending Commercial real estate loans are loans originated by TCF that are secured by commercial real estate which includes, to a lesser extent, commercial real estate construction loans, mainly to borrowers based in its primary markets.

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

TCF concentrates on originating commercial business loans to middle-market companies with borrowing requirements of less than $25 million. Substantially all of TCF’s commercial business loans outstanding at December 31, 2008, were to borrowers based in its primary markets.

Leasing and Equipment Finance TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse types of small to large companies. TCF’s leasing and equipment finance businesses, TCF Equipment Finance, Inc. (“TCF Equipment Finance”) and Winthrop Resources Corporation (“Winthrop Resources”), finance equipment in all 50 states and, to a limited extent, in foreign countries. TCF Equipment Finance delivers equipment finance solutions to small and mid-size companies in various industries with significant diversity in the types of underlying equipment. Winthrop Resources focuses on providing customized lease financing to meet the special needs of mid-size and large companies and health care facilities that procure high-tech equipment such as computers, servers, telecommunication and other technology equipment.

Inventory Finance In 2008, TCF created TCF Inventory Finance, Inc. (“TCF Inventory Finance”) to provide commercial inventory financing to retail businesses in the United States and Canada, initially focusing on the electronics and appliance markets. TCF’s Inventory Finance business originates commercial variable rate loans which are secured by the underlying floorplanned equipment and supported by repurchase agreements from Original Equipment Manufacturers. TCF Inventory Finance commenced lending operations in December, 2008.

Investment Activities

TCF Bank has authority to invest in various types of liquid assets, including United States Department of the Treasury (“U.S. Treasury”) obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers’ acceptances and federal funds. TCF Bank’s investments do not include commercial paper, asset-backed commercial paper, asset-backed securities secured by credit cards or car loans, trust preferred securities or preferred stock of Fannie Mae or Freddie Mac. TCF Bank also does not participate in structured investment vehicles and does not have any bank-owned life insurance. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the returns on loans and leases. TCF Bank must also meet reserve requirements of the Federal Reserve Board, which are imposed based on amounts on deposit in various deposit categories.

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

TCF’s marketing strategy emphasizes attracting core deposits held in checking, savings, money market and certificate of deposit accounts. These accounts are a source of low-interest cost funds and provide significant fee income. The composition of TCF’s deposits has a significant impact on the overall cost of funds. At December 31, 2008, interest-bearing deposits comprised 78% of total deposits, as compared with 77% at December 31, 2007.

Information concerning TCF’s deposits is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Deposits” and in Note 9 of Notes to Consolidated Financial Statements.

Borrowings Borrowings may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support expanded lending activities. These borrowings include Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds, advances from the Federal Reserve Discount Window and other borrowings.

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

Information concerning TCF’s FHLB advances, repurchase agreements, subordinated notes, junior subordinated notes (trust preferred) and other borrowings is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Borrowings” and in Notes 10 and 11 of Notes to Consolidated Financial Statements.

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

Leasing and Equipment Finance See “Item 1. Business-Lending Activities” for information on TCF’s leasing and equipment finance business.

Inventory Finance See “Item 1. Business-Lending Activities” for information on TCF’s inventory finance business.

Insurance and Investment Services Historically, TCF Investments sold a variety of investment products to its retail banking clients. TCF no longer sells investment and insurance products but will continue to service its existing customer base.

Competition TCF competes with a number of depository institutions and financial service providers in its market areas, and experiences significant competition in attracting and retaining deposits and in lending funds. Direct competition for deposits comes primarily from retail banks, commercial banks, savings institutions, credit unions and investment banks. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. TCF competes for the origination of loans with commercial banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other companies and commercial banks in the financing of equipment and inventory. Expanded use of the Internet has increased competition affecting TCF and its loan, lease and deposit products. Additionally, in 2008, several non-banking institutions became bank holding companies and began offering deposit products. The impact of this increased competition has not yet been determined.

Employees As of December 31, 2008, TCF had 7,802 employees, including 2,577 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are provided on a contributory basis, including comprehensive medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

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

Restrictions on Distributions TCF Financial’s ability to pay dividends is subject to limitations that may be imposed by the FRB. Dividends or other capital distributions from TCF Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common and preferred stock, to make payments on TCF Financial’s borrowings, or for its other cash needs. The ability of TCF Financial and TCF Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies.

On November 14, 2008, TCF entered into a definitive agreement (the “Agreement”) with the U.S. Treasury to participate in the Capital Purchase Program (“CPP”). Due to TCF’s participation in the CPP, TCF may not repurchase common shares or increase its dividend for three years from the date of the Agreement unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of TCF. See Note 13 of Notes to Consolidated Financial Statements for additional CPP information.

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

A holding company must serve as a source of strength for its subsidiary banks, and the FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank. In addition, Section 55 of the National Bank Act may permit the OCC to order the pro rata assessment of shareholders of a national bank where the capital of the bank has become impaired. If a shareholder fails to pay such an assessment within three months, the Board of Directors must cause the sale of the shareholder’s stock at public auction to cover a deficiency in the capital of a subsidiary bank. In the event of a holding company’s bankruptcy, any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

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

Restrictions on Change in Control Federal and state laws and regulations contain a number of provisions which impose restrictions on changes in control of financial institutions such as TCF Bank, and which require regulatory approval prior to any such changes in control. The Restated Certificate of Incorporation of TCF Financial contains features which may inhibit a change in control of TCF Financial.

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

Insurance of Accounts; Depositor Preference The deposits of TCF Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor. On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009. This increase was part of the Emergency Economic Stabilization Act of 2008. Additionally, TCF has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts at TCF with balances over $250,000 will also be fully insured through December 31, 2009 at an additional cost to TCF of 10 basis points per dollar over $250,000 on a per account basis.

The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the Deposit Insurance Fund (“DIF”). The Federal Deposit Insurance Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given time frame. The FDIC Board of Directors has not declared any dividends as of December 31, 2008. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2008 was ..76%.

In 2007, FDIC regulations established a new risk-based assessment system under which deposit insurance assessments are based upon supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them.

In 2007 and 2008, the annual insurance premiums on bank deposits insured by the DIF varied between $.05 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.43 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. TCF Bank was classified in the highest capital and supervisory evaluation category.

In 2006, the annual insurance premiums on bank deposits insured by the DIF varied between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. Annual insurance premiums were not required for TCF Bank for 2006.

The FDIC Act required the FDIC to establish a one-time historical assessment credit that provides banks a credit that could be used to offset insurance assessments. This one-time historical assessment credit was established to benefit banks that had funded deposit insurance funds prior to December 31, 1996. This one-time historical assessment credit is based upon TCF Bank’s insured deposits as of December 31, 1996. TCF Bank’s one-time historical assessment credit was $9.6 million when it was established in 2006. During 2007, TCF utilized this credit to entirely offset $5.8 million of Federal deposit insurance assessments. The remaining credit of $3.8 million was completely used in 2008 and only partially offset 2008 assessments. As a result, TCF’s Federal deposit insurance expense increased in 2008 and will increase further in 2009.

As required by law, in October 2008, the FDIC Board adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, in December, 2008, the FDIC Board of Directors voted to increase risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry.

In addition to risk-based deposit insurance assessments, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2008 ranged from $.0110 to $.0114 per $100 of deposits. Financing Corporation assessments of $1.1 million were paid by TCF Bank for 2008, 2007 and 2006, respectively, and are included in other expense.

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

Examinations and Regulatory Sanctions TCF is subject to periodic examination by the FRB, OCC and the FDIC. Bank regulatory authorities may impose a number of restrictions or new requirements on institutions found to be operating in an unsafe or unsound manner, including but not limited to growth limitations, dividend restrictions, individual increased regulatory capital requirements, increased loan, lease and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution’s directors, officers, employees, agents or independent contractors. Under the Bank Secrecy Act, USA Patriot Act and other statutes, the OCC may, and in some cases is obligated to, take enforcement action where it finds a statutory or regulatory violation.

To the extent not subject to preemption by the OCC, subsidiaries of TCF may also be subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain insurance activities.

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

Taxation

Federal Taxation The statute of limitations on TCF’s consolidated federal income tax return is closed through 2004.

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

Item 1A. Risk Factors

Enterprise Risk Management

In the normal course of business, TCF is exposed to various risks. Management balances the Company’s strategic goals, including revenue and profitability objectives, with the associated risks.

In defining the Company’s risk profile, management organizes risks into three main categories: Credit Risk, Market Risk (which includes interest-rate risk, liquidity risk and price risk) and Operational Risk (which includes transaction risk and compliance risk). Policies, systems and procedures have been adopted which are intended to identify, assess, control, monitor, and manage risk in each of these areas.

Primary responsibility for risk management lies with the heads of various business lines within the Company. Each business line within the Company maintains policies, systems and procedures which are intended to identify, assess, control, monitor, and manage risk within each area. Management continually reviews the adequacy and effectiveness of these policies, systems and procedures.

As an integral part of the risk management process, management has established various committees consisting of senior executives and others within the Company. The purpose of these committees is to closely monitor risks and ensure that adequate risk management practices exist within their respective areas of authority. Some of the principal committees include the Credit Policy Committee, Asset/ Liability Management Committee (“ALCO”), Investment Committee, Capital Planning Committee and various financial reporting and compliance-related committees. Overlapping membership of these committees by senior executives and others helps provide a unified view of risk on an enterprise-wide basis.

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

Credit Risk Management Credit risk is defined as the risk to earnings or capital if an obligor fails to meet the terms of any contract with the Company or otherwise fails to perform as agreed. This includes failure of customers and counterparties to meet their contractual obligations, and contingent exposures from unfunded loan commitments and letters of credit. Credit risk also includes failure of a counterparty to settle a securities transaction on agreed-upon terms (such as the counterparty in a repurchase transaction) or failure of an issuer in connection with mortgage-backed securities held in the Company’s securities available for sale portfolio. The Company manages securities transaction risk by monitoring all unsettled transactions. All counterparties and transaction limits are reviewed and approved annually by both ALCO and the Company’s senior credit committee. To further manage credit risk in the securities available for sale portfolio, over 99% of the securities held in the securities available for sale portfolio are issued and guaranteed by Fannie Mae or Freddie Mac.

To manage credit risk arising from lending and leasing activities, management has adopted and maintains sound underwriting policies and procedures, and periodically reviews the appropriateness of these policies and procedures. Customers are evaluated as part of the initial underwriting processes and through periodic reviews. For consumer loans, credit scoring models are used to help determine eligibility for credit and terms of credit. These models are periodically reviewed to verify they are predictive of borrower performance. Limits are established on the exposure to a single customer (including their affiliates) and on concentrations for certain categories of customers. Loan and lease credit approval levels are established so that larger credit exposures receive managerial review at the appropriate level through various credit committees.

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

With deteriorating economic conditions throughout 2008 and into 2009, credit risk may continue to increase. A weakening economy, increasing unemployment or further deterioration of housing markets could result in increased credit losses.

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

In addition to the valuation analysis, management utilizes an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities repricing within a given period). While the interest rate gap measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption, the interest rate gap represents the net asset or liability sensitivity at a point in time. An interest rate gap measure could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition or a rise or decline in interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further information about TCF’s interest-rate risk, gap analysis and simulation analysis.

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

TCF maintains diverse sources of funding, which include $2.3 billion in secured borrowings capacity at the Federal Home Loan Bank (“FHLB”) of Des Moines, $616 million of secured borrowing capacity at the Federal Reserve Discount Window and $1 billion in unsecured and uncommitted available lines. TCF has developed and maintains a contingency funding plan should certain liquidity needs arise.

Other Market Risks Another source of market risk is the Company’s investment in FHLB stock. The investments in FHLB stock are required investments related to TCF’s borrowings from these banks. FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt. Recently, the FHLB system has experienced financial stress, and some of the regional banks within the FHLB system have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. The ultimate impact of these developments on the FHLB system or its programs for advances to members is not clear. TCF’s investments in the FHLB and ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.

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

The Company’s Internal Audit Department periodically assesses the adequacy and effectiveness of the Company’s processes for controlling and managing risks in all core areas of operations. This includes determining whether internal controls and information systems are properly designed and adequately tested and reviewed. This also includes determining whether the system of internal controls over financial reporting is appropriate for the type and level of risks posed by the nature and scope of the Company’s activities. Audit plans are prepared using a risk-based methodology as well as any concerns identified by management, the Audit Committee, regulators or the Company’s independent registered public accounting firm. Significant issues related to the adequacy of controls, together with recommendations for improvements to those controls, are reported to management and the Audit Committee.

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

Other Risks

Declines in Home Values Declines in home values in TCF’s markets have adversely impacted results of operations. Like all banks, TCF is subject to the effects of any economic downturn, and in particular, a continued decline in home values in TCF’s markets could have a further negative effect on results of operations. A significant decline in home values would likely lead to a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

Economic Conditions In addition to the declines in home values, the slowing economy has also adversely impacted TCF’s results of operations. Continued slowing of the economy coupled with increased unemployment and decreased consumer spending could have a further negative effect on results of TCF’s operations through higher credit losses, lower transaction related revenues and lower average deposit balances.

Customer Behavior Changes in customers’ behavior regarding use of deposit accounts could result in lower fee revenue, higher borrowing costs, and higher operational costs for TCF. TCF obtains a large portion of its revenue from its deposit accounts and depends on low-interest cost deposits as a significant source of funds.

In addition, competition from other financial institutions could result in higher numbers of closed accounts and increased account acquisition costs. TCF actively monitors customer behavior and adjusts policies and marketing efforts accordingly to attract new and retain existing deposit account customers.

Card Revenue Future card revenues may be impacted by class action litigation against Visa USA Inc. (Visa USA) and MasterCard®. Under Visa USA’s Bylaws, TCF has a contingent obligation to indemnify Visa USA for certain litigation unrelated to TCF. See page 26 under Management’s Discussion and Analysis for details of TCF’s contingent obligation to indemnify Visa USA for certain litigation.

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

Supermarket Branches The success of TCF’s supermarket branch expansion is dependent on the continued long-term success and viability of TCF’s supermarket partners and TCF’s ability to maintain licenses or lease agreements for its supermarket locations. In the third quarter of 2008, TCF entered into agreements with SUPERVALU INC. to extend the terms of master and license agreements for its supermarket branches in Minnesota, Illinois, Wisconsin and Indiana to December 31, 2018. At December 31, 2008, TCF had 236 supermarket branches. Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth and deposits. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner. Also, an economic slowdown, or financial or labor difficulties in the supermarket industry may reduce activity in TCF’s supermarket branches.

Leasing and Equipment Finance Activities TCF’s leasing and equipment finance activities are subject to the risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment which TCF leases and/or finances, resulting in a decline in the amount of new equipment being placed in service as well as the decline in equipment values for equipment previously placed in service. TCF, like all owners and lessors of commercial equipment, may also be exposed to liability claims resulting from injuries or accidents involving that equipment. TCF seeks to mitigate its overall exposure to lessor’s liability risk by requiring certain lessees to furnish evidence of liability insurance prior to lease inception and to maintain that insurance throughout the term of the lease and through its own insurance programs.

Inventory Finance TCF has strategic and execution risk associated with starting the new inventory finance business as the ability to attract and retain manufacturers and dealers may not achieve expectations. The core operating risks of this business are similar to other existing TCF businesses.

Income Taxes TCF is subject to federal and state income tax laws and regulations. Income tax regulations are often complex and require interpretation. Changes in income tax regulations could negatively impact TCF’s results of operations. If TCF’s Real Estate Investment Trust (“REIT”) affiliate fails to qualify as a REIT, or should states enact legislation taxing REITs or related entities, TCF’s tax expense would increase. The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws. Use of REITs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures. Additional unfavorable law changes or unfavorable audit results could increase TCF’s income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Income Statement Analysis — Income Taxes” and Note 12 of Notes to Consolidated Financial Statements for additional information.

Rules and Regulations New or revised tax, accounting, and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations, and financial condition. The financial services industry is extensively regulated. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit a financial company’s shareholders. These laws and regulations may impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in “Regulation.” These regulations, along with tax and accounting laws, regulations, rules and standards, have a significant impact on the ways that financial institutions conduct business, implement strategic initiatives, engage in tax planning and make financial disclosures. These laws, regulations, rules and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on TCF’s business, results of operations, and financial condition, the effect of which is impossible to predict. Violations of these laws can result in enforcement actions which can impact operations.

Future Legislative and Regulatory Change; Litigation and Enforcement Activity There are a number of respects in which future legislative or regulatory change, or changes in enforcement practices or court rulings, could adversely affect TCF, and it is generally not possible to predict when or if such changes may have an impact on TCF. TCF’s income in future periods may be negatively impacted by pending state and federal legislative proposals which, if enacted, could limit interest rates or loan, deposit or other fees and service charges. Financial institutions have also increasingly been the subject of class action lawsuits or in some cases regulatory actions challenging a variety of practices involving consumer lending and retail deposit-taking activity.

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

USA Patriot and Bank Secrecy Acts The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in fines and/or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although TCF has developed policies and procedures designed to ensure compliance, regulators may take enforcement action against TCF in the event of noncompliance.

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

Estimates and Assumptions TCF’s consolidated financial statements conform with generally accepted accounting principles, which require management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. For further information relating to critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices At December 31, 2008, TCF owned the buildings and land for 139 of its bank branch offices, owned the buildings but leased the land for 24 of its bank branch offices and leased or licensed the remaining 285 bank branch offices, all of which are well maintained. Bank branch properties owned by TCF had an aggregate net book value of approximately $277.6 million at December 31, 2008. At December 31, 2008, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $34.7 million. In addition to the branch offices, TCF owned and leased other facilities with an aggregate net book value of $42.8 million at December 31, 2008. For more information on premises and equipment, see Note 7 of Notes to Consolidated Financial Statements.

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

			Dividends
	High	Low	Declared
2008
First Quarter	$22.04	$14.65	$.25
Second Quarter	19.31	11.91	.25
Third Quarter	28.00	9.25	.25
Fourth Quarter	20.00	11.22	.25
2007
First Quarter	$27.91	$24.93	$.2425
Second Quarter	28.99	25.39	.2425
Third Quarter	28.25	22.69	.2425
Fourth Quarter	27.95	17.17	.2425

As of January 31, 2009, there were 7,795 holders of record of TCF’s common stock.

The Board of Directors of TCF Financial has adopted a Capital Plan and Dividend Policy. The policy defines how enterprise risk related to capital will be managed, how the adequacy of capital will be measured and the process by which capital strategy, management and common stock dividend recommendations will be presented to TCF’s Board of Directors. TCF’s management is charged with ensuring that capital strategy actions, including the declaration of common stock dividends, are prudent, efficient and provide value to TCF’s shareholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality and overall financial condition. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF’s common stock as justified by the financial condition of TCF. On November 14, 2008, TCF entered into a definitive agreement with the U.S. Treasury to participate in the CPP. Due to TCF’s participation in the CPP, TCF may not increase its dividend for three years from the date of the Agreement unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of TCF. See Note 13 of Notes to Consolidated Financial Statements for additional CPP information. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF’s earnings, level of internally generated common capital excluding earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for that year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of TCF may limit the ability of TCF to pay dividends in the future to holders of its common stock. See “Regulation — Regulatory Capital Requirements,” “Regulation — Restrictions on Distributions” and Note 14 of Notes to Consolidated Financial Statements.

The following graph compares the cumulative total stockholder return on TCF Stock over the last five fiscal years with the cumulative total return of the Standard and Poor’s 500 Stock Index, the SNL All Bank and Thrift Index, and a TCF Financial-selected group of peer institutions over the same period (assuming the investment of $100 in each index on December 31, 2003 and reinvestment of all dividends).

TCF Stock Performance Chart

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
TCF Financial Corporation	100.00	128.60	112.03	117.27	79.69	64.53
SNL All Bank & Thrift Index(1)	100.00	111.98	113.74	132.90	101.34	58.28
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
TCF 2008 Peer Group(2)	100.00	111.62	108.35	119.69	94.12	74.90

(1) Includes every bank and thrift in the U.S. traded on a major public exchange, a total of 562 companies as of December 31, 2008.

(2) Consists of the 30 publicly-traded banks and thrifts, 15 of which are immediately larger than and 15 of which are immediately smaller than TCF Financial Corporation in total assets as of September 30, 2008, as follows: Zions Bancorporation; Hudson City Bancorp, Inc.; Popular, Inc.; Synovus Financial Corp.; First Horizon National Corporation; New York Community Bancorp, Inc.; Colonial BancGroup, Inc.; Associated Banc-Corp; BOK Financial Corporation; Astoria Financial Corporation; People’s United Financial Corporation; First BanCorp.; Webster Financial Corporation; Commerce Bancshares, Inc.; First Citizens BancShares, Inc.; City National Corporation; Fulton Financial Corporation; Guaranty Financial Group, Inc.; Valley National Bancorp; Flagstar Bancorp, Inc.; Cullen/Frost Bankers, Inc.; South Financial Group, Inc.; Susquehanna Bancshares, Inc.; BancorpSouth, Inc.; Citizens Republic Bancorp, Inc.; UCBH Holdings, Inc.; Sterling Financial Corporation; Wilmington Trust Corporation; Washington Federal, Inc.; and East West Bancorp, Inc. Five of the companies, which were in the 2007 TCF Peer Group, are not in the 2008 TCF Peer Group due to the failure of the company or changes in asset size. Those five companies are: IndyMac Bancorp, Inc.; BankUnited Financial Corporation; Downey Financial Corp.; International Bancshares Corporation; and Whitney Holding Corporation.

Source: SNL Financial LC and Standard & Poor’s © 2009

Due to TCF’s participation in the CPP, TCF may not repurchase shares of common stock for three years from the date of the Agreement unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of TCF.

The following table summarizes share repurchase activity for the quarter ended December 31, 2008.

			Total shares	Number of
	Total number	Average	purchased as a	shares that may
	of shares	price paid	part of publicly	yet be purchased
Period	purchased	per share	announced plan	under the plan
October 1 to October 31, 2008
Share repurchase program (1)	—	$ —	—	5,384,130
Employee transactions (2)	12,369	$ 18.80	N.A.	N.A.
November 1 to November 30, 2008
Share repurchase program (1)	—	$ —	—	5,384,130
Employee transactions (2)	—	$ —	N.A.	N.A.
December 1 to December 31, 2008
Share repurchase program (1)	—	$ —	—	5,384,130
Employee transactions (2)	—	$ —	N.A.	N.A.

N.A. Not Applicable.

(1) The current share repurchase authorization was approved by the Board of Directors on April 14, 2007. The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 6.5 million shares. This authorization does not have an expiration date.

(2) Shares withheld pursuant to the terms of awards under the TCF Financial Incentive Stock Program to offset tax withholding obligations that occur upon vesting and release of restricted shares. The TCF Financial Incentive Stock Program provides that the value of shares withheld shall be the average of the high and low prices of common stock of TCF Financial Corporation on the date the relevant transaction occurs.

Item 6. Selected Financial Data

The selected five-year financial summary presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Five-Year Financial Summary

Consolidated Income:

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per-share data)	2008	2007	2006	2005	2004	2008/2007	2008/2003
Total revenue	$1,092,108	$1,091,634	$1,026,994	$995,932	$981,777	—%	3.9%
Net interest income	$593,673	$550,177	$537,530	$517,690	$491,891	7.9	4.3
Provision for credit losses	192,045	56,992	20,689	8,586	18,627	N.M.	58.7
Fees and other revenue	474,061	490,285	485,276	453,965	467,027	(3.3)	2.0
Gains on securities	16,066	13,278	—	10,671	22,600	21.0	(13.3)
Visa share redemption	8,308	—	—	—	—	N.M.	N.M.
Gains on sales of branches and real estate	—	37,894	4,188	13,606	259	(100.0)	(100.0)
Non-interest expense	694,403	662,124	649,197	606,936	578,674	4.9	4.6
Income before income tax expense	205,660	372,518	357,108	380,410	384,476	(44.8)	8.9
Income tax expense	76,702	105,710	112,165	115,278	129,483	(27.4)	(7.3)
Net income	128,958	266,808	244,943	265,132	254,993	(51.7)	(9.8)
Preferred stock dividends	2,540	—	—	—	—	N.M.	N.M.
Net income available to common stockholders	$126,418	$266,808	$244,943	$265,132	$254,993	(52.6)	(10.1)
Per common share:
Basic earnings	$1.01	$2.13	$1.90	$2.00	$1.87	(52.6)	(8.0)
Diluted earnings	$1.01	$2.12	$1.90	$2.00	$1.86	(52.4)	(8.0)
Dividends declared	$1.00	$.97	$.92	$.85	$.75	3.1	9.0

Consolidated Financial Condition:

						Compound Annual
	At December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004	2008/2007	2008/2003
Loans and leases, excluding residential real estate loans	$12,889,690	$11,810,629	$10,705,890	$9,442,772	$8,404,404	9.1%	12.5%
Securities available for sale	1,966,104	1,963,681	1,816,126	1,648,615	1,619,941.1		5.1
Residential real estate loans	455,443	527,607	627,790	770,441	1,014,166	(13.7)	(17.8)
Subtotal	2,421,547	2,491,288	2,443,916	2,419,056	2,634,107	(2.8)	(2.5)
Total assets	16,740,357	15,977,054	14,669,734	13,388,594	12,376,965	4.8	8.1
Checking, savings and money market deposits	7,647,069	7,322,014	7,285,615	7,213,735	6,525,458	4.4	4.9
Certificates of deposit	2,596,283	2,254,535	2,483,635	1,915,620	1,468,650	15.2	10.0
Total deposits	10,243,352	9,576,549	9,769,250	9,129,355	7,994,108	7.0	6.1
Borrowings	4,660,774	4,973,448	3,588,540	2,983,136	3,104,603	(6.3)	14.1
Stockholders’ equity	1,493,776	1,099,012	1,033,374	998,472	958,418	35.9	10.2
Book value per common share	$8.99	$8.68	$7.92	$7.46	$6.99	3.5	6.6

Key Ratios and Other Data:

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Return on average assets	.79%	1.76%	1.74%	2.08%	2.15%
Return on average common equity	11.46	25.82	24.37	28.03	27.02
Average total equity to average assets	7.04	6.82	7.15	7.43	7.94
Net interest margin(1)	3.91	3.94	4.16	4.46	4.54
Net charge-offs as a percentage of average loans and leases	.78	.30	.17	.29	.20
Number of bank branches	448	453	453	453	430

(1) Net interest income divided by average interest-earning assets.

N.M. Not Meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the consolidated financial condition and results of operations of TCF Financial Corporation should be read in conjunction with the consolidated financial statements in Item 8 and selected financial data in Item 6.

Overview

TCF Financial Corporation, a Delaware corporation, is a financial holding company based in Wayzata, Minnesota. Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona, are headquartered in Minnesota and Arizona, respectively. TCF had 448 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana and Arizona at December 31, 2008.

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

TCF’s core businesses include retail and small business banking, commercial banking, consumer lending, leasing and equipment finance and inventory finance. The retail banking business includes traditional and supermarket branches, campus banking, EXPRESS TELLER® ATMs and Visa® cards.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. TCF’s largest core lending business is its consumer home equity loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on local properties or to local customers. The leasing and equipment finance businesses consist of TCF Equipment Finance, a company that delivers equipment finance solutions to businesses in select markets, and Winthrop Resources, a company that primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. In December, 2008, TCF Inventory Finance commenced lending operations to provide inventory financing to businesses in the United States and Canada.

Historically TCF originated education loans for resale. As a result of Federal law changes and general market conditions, TCF no longer originates education loans.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 54.4% of TCF’s total revenue in 2008. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further discussions.

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

The Company’s Visa debit card program has grown significantly since its inception in 1996. TCF is the 12th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended September 30, 2008 as published by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF’s customers. These products represent 23.9% of banking fee revenue for the year ended December 31, 2008, and change based on customer payment trends and the number of deposit accounts using the cards. Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation. See “Item 1A. Risk Factors — Card Revenue” for further discussion.

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for 2008, 2007 and 2006 and on information about TCF’s balance sheet, credit quality, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary TCF reported diluted earnings per common share of $1.01 for 2008, compared with $2.12 for 2007 and $1.90 for 2006. Net income was $129 million for 2008, compared with $266.8 million for 2007 and $244.9 million for 2006. Net income for 2007 included $37.9 million in pre-tax gains on sales of branches and real estate. TCF recorded $192 million in the provision for credit losses for 2008, compared with $57 million for 2007 and $20.7 million for 2006.

Return on average assets was .79% in 2008, compared with 1.76% in 2007 and 1.74% in 2006. Return on average common equity was 11.46% in 2008, compared with 25.82% in 2007 and 24.37% in 2006. The effective income tax rate for 2008 was 37.3%, compared with 28.4% in 2007 and 31.4% in 2006.

Operating Segment Results BANKING — Consisting of deposits, investment products, commercial banking, small business banking, consumer lending and treasury services, reported net income of $105.3 million for 2008, down 54.6% from $232.1 million in 2007. Banking net interest income for 2008 was $514.6 million, up 6% from $485.5 million for 2007.

The banking provision for credit losses totaled $174.9 million in 2008, up from $51.7 million in 2007. This increase was primarily due to higher consumer home equity net charge-offs and the resulting portfolio reserve rate increases and higher reserves and charge-offs for certain commercial loans, primarily in Michigan. Refer to the “Consolidated Income Statement Analysis — Provision for Credit Losses” section for further discussion.

Banking non-interest income totaled $434 million in 2008, down from $443.5 million in 2007, excluding the 2008 gain on Visa share redemption and the 2007 gains on sales of branches and real estate. Fees and service charges were $270.7 million for 2008, down 2.6% from $278 million in 2007, primarily due to lower activity in deposit service fees. Card revenues were $103.1 million for 2008, up 4.2% from $98.9 million in 2007. The increase in card revenues was primarily attributable to increases in transactions per active card. See “Consolidated Income Statement Analysis — Non-Interest Income” for further discussion.

Banking non-interest expense totaled $619 million in 2008, up 4.1% from $594.7 million in 2007. The increase was primarily due to a $12 million increase in deposit account premium expenses from new marketing campaigns which resulted in increased checking account production along with an increase in foreclosed real estate expense due to increased property taxes and higher real estate disposition losses in 2008.

LEASING AND EQUIPMENT FINANCE — An operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of comprehensive lease and equipment finance products. Leasing and equipment finance reported net income of $30.3 million for 2008, down 12.4% from $34.6 million in 2007. Net interest income for 2008 was $79.8 million, up 22.1% from $65.4 million in 2007.

The provision for credit losses for this operating segment totaled $17.2 million in 2008, up from $5.3 million in 2007. The increase in the provision for credit losses from 2007 to 2008 was primarily due to increased net charge-offs, which included a $2.1 million one-time recovery of a previously charged-off lease in 2007, and increased delinquency and non-accrual loans and leases.

Leasing and equipment finance non-interest income totaled $55.5 million in 2008, down $3.6 million from $59.2 million in 2007. The decrease in leasing and equipment finance revenues for 2008, compared with 2007, was primarily due to a decrease in sales-type lease and operating lease revenues.

Leasing and equipment finance non-interest expense totaled $68.5 million in 2008, up $3.2 million from $65.4 million in 2007, primarily related to a $1.2 million net effect of foreign exchange losses in 2008 on foreign denominated loans compared with foreign exchange gains in 2007 and an increase of $1.3 million in expenses associated with repossessed assets.

OTHER — Other includes the holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments and beginning in 2008 includes $5.2 million of costs for TCF’s new inventory finance business. 2008 also included a $1.5 million charge recorded to income tax expense related to the distributions from the company’s deferred compensation plans.

Consolidated Income Statement Analysis

Net Interest Income Net interest income, the difference between interest earned on loans and leases, securities available for sale, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 54.4% of TCF’s total revenue in 2008, 50.4% in 2007 and 52.3% in 2006. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevaling short and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

The following tables summarize TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities.

	Year Ended			Year Ended
	December 31, 2008			December 31, 2007			Change
									Average
			Average			Average			Yields
			Yields			Yields			and
	Average		and	Average		and	Average		Rates
(Dollars in thousands)	Balance	Interest(1)	Rates	Balance	Interest(1)	Rates	Balance	Interest(1)	(bps)
Assets:
Investments and other	$ 155,839	$ 5,937	3.81%	$ 178,012	$ 8,237	4.63%	$ (22,173)	$ (2,300)	(82)
Securities available for sale (2)	2,112,974	110,946	5.25	2,024,563	109,581	5.41	88,411	1,365	(16)
Education loans held for sale	87,877	5,355	6.09	154,516	13,252	8.58	(66,639)	(7,897)	(249)
Loans and leases:
Consumer home equity:
Fixed-rate	5,043,699	343,739	6.82	4,683,745	326,516	6.97	359,954	17,223	(15)
Variable-rate (3)	1,714,828	109,115	6.36	1,460,685	124,992	8.56	254,143	(15,877)	(220)
Consumer – other	45,013	3,877	8.61	43,589	4,307	9.88	1,424	(430)	(127)
Total consumer home equity and other	6,803,540	456,731	6.71	6,188,019	455,815	7.37	615,521	916	(66)
Commercial real estate:
Fixed- and adjustable-rate	2,127,436	132,014	6.21	1,777,813	114,140	6.42	349,623	17,874	(21)
Variable-rate (3)	597,071	31,110	5.21	608,209	46,363	7.62	(11,138)	(15,253)	(241)
Total commercial real estate	2,724,507	163,124	5.99	2,386,022	160,503	6.73	338,485	2,621	(74)
Commercial business:
Fixed- and adjustable-rate	168,554	9,988	5.93	169,776	10,853	6.39	(1,222)	(865)	(46)
Variable-rate	366,593	18,143	4.95	393,442	28,947	7.36	(26,849)	(10,804)	(241)
Total commercial business	535,147	28,131	5.26	563,218	39,800	7.07	(28,071)	(11,669)	(181)
Leasing and equipment finance	2,265,391	165,838	7.32	1,915,790	147,507	7.70	349,601	18,331	(38)
Inventory finance	40	4	10.00	–	–	–	40	4	1,000
Subtotal	12,328,625	813,828	6.60	11,053,049	803,625	7.27	1,275,576	10,203	(67)
Residential real estate	488,499	28,329	5.80	574,554	33,328	5.80	(86,055)	(4,999)	—
Total loans and leases (4)	12,817,124	842,157	6.57	11,627,603	836,953	7.20	1,189,521	5,204	(63)
Total interest-earning assets	15,173,814	964,395	6.36	13,984,694	968,023	6.92	1,189,120	(3,628)	(56)
Other assets (5)	1,158,536			1,161,106			(2,570)
Total assets	$16,332,350			$15,145,800			$1,186,550

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$ 1,320,951			$ 1,444,125			$ (123,174)
Small business	583,611			594,979			(11,368)
Commercial and custodial	231,903			199,432			32,471
Total non-interest bearing deposits	2,136,465			2,238,536			(102,071)
Interest-bearing deposits:
Checking	1,830,361	12,933.71		1,879,333	33,643	1.79	(48,972)	(20,710)	(108)
Savings	2,899,821	48,601	1.68	2,464,333	65,056	2.64	435,488	(16,455)	(96)
Money market	613,543	10,099	1.65	604,767	17,396	2.88	8,776	(7,297)	(123)
Subtotal	5,343,725	71,633	1.34	4,948,433	116,095	2.35	395,292	(44,462)	(101)
Certificates of deposit	2,472,357	85,141	3.44	2,461,055	114,530	4.65	11,302	(29,389)	(121)
Total interest-bearing deposits	7,816,082	156,774	2.01	7,409,488	230,625	3.11	406,594	(73,851)	(110)
Total deposits	9,952,547	156,774	1.58	9,648,024	230,625	2.39	304,523	(73,851)	(81)
Borrowings:
Short-term borrowings	411,763	8,990	2.18	230,293	11,369	4.94	181,470	(2,379)	(276)
Long-term borrowings	4,459,703	204,958	4.60	3,890,054	175,852	4.52	569,649	29,106	8
Total borrowings	4,871,466	213,948	4.39	4,120,347	187,221	4.54	751,119	26,727	(15)
Total interest-bearing liabilities	12,687,548	370,722	2.92	11,529,835	417,846	3.62	1,157,713	(47,124)	(70)
Total deposits and borrowings	14,824,013	370,722	2.50	13,768,371	417,846	3.03	1,055,642	(47,124)	(53)
Other liabilities	359,223			343,978			15,245
Total liabilities	15,183,236			14,112,349			1,070,887
Stockholders’ equity	1,149,114			1,033,451			115,663
Total liabilities and stockholders’ equity	$16,332,350			$15,145,800			$1,186,550
Net interest income and margin		$593,673	3.91%		$550,177	3.94%		$ 43,496	(3)

bps = basis points.

(1) Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $1,679,000 and $1,933,000 was recognized during the years ended December 31, 2008 and 2007, respectively.

(2) Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3) Certain variable-rate loans have contractural interest rate floors.

(4) Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5) Includes operating leases

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006			Change
									Average
			Average			Average			Yields
			Yields			Yields			and
	Average		and	Average		and	Average		Rates
(Dollars in thousands)	Balance	Interest(1)	Rates	Balance	Interest(1)	Rates	Balance	Interest(1)	(bps)
Assets:
Investments and other	$ 178,012	$ 8,237	4.63%	$ 78,511	$ 3,504	4.46%	$ 99,501	$ 4,733	17
Securities available for sale(2)	2,024,563	109,581	5.41	1,833,359	98,035	5.35	191,204	11,546	6
Education loans held for sale	154,516	13,252	8.58	210,992	15,009	7.11	(56,476)	(1,757)	147
Loans and leases:
Consumer home equity:
Fixed-rate	4,683,745	326,516	6.97	3,851,117	263,157	6.83	832,628	63,359	14
Variable-rate(3)	1,460,685	124,992	8.56	1,659,544	143,576	8.65	(198,859)	(18,584)	(9)
Consumer — other	43,589	4,307	9.88	36,711	3,717	10.13	6,878	590	(25)
Total consumer home equity and other	6,188,019	455,815	7.37	5,547,372	410,450	7.40	640,647	45,365	(3)
Commercial real estate:
Fixed- and adjustable-rate	1,777,813	114,140	6.42	1,665,531	105,089	6.31	112,282	9,051	11
Variable-rate(3)	608,209	46,363	7.62	721,871	55,239	7.65	(113,662)	(8,876)	(3)
Total commercial real estate	2,386,022	160,503	6.73	2,387,402	160,328	6.72	(1,380)	175	1
Commercial business:
Fixed- and adjustable-rate	169,776	10,853	6.39	134,560	8,471	6.30	35,216	2,382	9
Variable-rate	393,442	28,947	7.36	373,690	27,619	7.39	19,752	1,328	(3)
Total commercial business	563,218	39,800	7.07	508,250	36,090	7.10	54,968	3,710	(3)
Leasing and equipment finance	1,915,790	147,507	7.70	1,659,807	122,292	7.37	255,983	25,215	33
Inventory finance	—	—	—	—	—	—	—	—	—
Subtotal	11,053,049	803,625	7.27	10,102,831	729,160	7.22	950,218	74,465	5
Residential real estate	574,554	33,328	5.80	696,086	40,430	5.81	(121,532)	(7,102)	(1)
Total loans and leases(4)	11,627,603	836,953	7.20	10,798,917	769,590	7.13	828,686	67,363	7
Total interest-earning assets	13,984,694	968,023	6.92	12,921,779	886,138	6.86	1,062,915	81,885	6
Other assets(5)	1,161,106			1,141,934			19,172
Total assets	$15,145,800			$14,063,713			$1,082,087
Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$ 1,444,125			$ 1,513,121			$ (68,996)
Small business	594,979			609,907			(14,928)
Commercial and custodial	199,432			232,725			(33,293)
Total non-interest bearing deposits	2,238,536			2,355,753			(117,217)
Interest-bearing deposits:
Checking	1,879,333	33,643	1.79	1,865,340	33,557	1.80	13,993	86	(1)
Savings	2,464,333	65,056	2.64	2,275,249	50,114	2.20	189,084	14,942	44
Money market	604,767	17,396	2.88	620,844	15,173	2.44	(16,077)	2,223	44
Subtotal	4,948,433	116,095	2.35	4,761,433	98,844	2.08	187,000	17,251	27
Certificates of deposit	2,461,055	114,530	4.65	2,291,002	96,480	4.21	170,053	18,050	44
Total interest-bearing deposits	7,409,488	230,625	3.11	7,052,435	195,324	2.77	357,053	35,301	34
Total deposits	9,648,024	230,625	2.39	9,408,188	195,324	2.08	239,836	35,301	31
Borrowings:
Short-term borrowings	230,293	11,369	4.94	596,852	30,041	5.03	(366,559)	(18,672)	(9)
Long-term borrowings	3,890,054	175,852	4.52	2,752,847	123,243	4.48	1,137,207	52,609	4
Total borrowings	4,120,347	187,221	4.54	3,349,699	153,284	4.58	770,648	33,937	(4)
Total interest-bearing liabilities	11,529,835	417,846	3.62	10,402,134	348,608	3.35	1,127,701	69,238	27
Total deposits and borrowings	13,768,371	417,846	3.03	12,757,887	348,608	2.73	1,010,484	69,238	30
Other liabilities	343,978			300,930			43,048
Total liabilities	14,112,349			13,058,817			1,053,532
Stockholders’ equity	1,033,451			1,004,896			28,555
Total liabilities and stockholders’ equity	$15,145,800			$14,063,713			$1,082,087
Net interest income and margin		$550,177	3.94%		$537,530	4.16%		$12,647	(22)

bps = basis points.

(1)

Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $1,933,000 and $1,209,000 was recognized during the years ended December 31, 2007 and 2006, respectively.

(2)	Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)	Certain variable-rate loans have contractual interest rate floors.

(4)	Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)	Includes operating leases.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2008 Versus Same Period in 2007				Year Ended December 31, 2007 Versus Same Period in 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)	Volume(1)	Rate(1)	#Days	Total	Volume(1)	Rate(1)	Total
Interest income:
Investments	$ (957)	$ (1,356)	13	$ (2,300)	$ 4,599	$ 134	$ 4,733
Securities available for sale	4,700	(3,336)	1	1,365	10,336	1,210	11,546
Education loans held for sale	(4,734)	(3,178)	15	(7,897)	(4,485)	2,728	(1,757)
Loans and leases:
Consumer home equity:
Fixed-rate	23,931	(7,647)	939	17,223	57,947	5,412	63,359
Variable-rate	19,372	(35,547)	298	(15,877)	(17,033)	(1,551)	(18,584)
Consumer – other	135	(576)	11	(430)	682	(92)	590
Commercial real estate:
Fixed- and adjustable-rate	21,496	(3,983)	361	17,874	7,183	1,868	9,051
Variable-rate	(839)	(14,499)	85	(15,253)	(8,665)	(211)	(8,876)
Commercial business:
Fixed- and adjustable-rate	(80)	(812)	27	(865)	2,249	133	2,382
Variable-rate	(1,872)	(8,982)	50	(10,804)	1,454	(126)	1,328
Leasing and equipment finance	25,875	(7,544)	—	18,331	19,518	5,697	25,215
Inventory finance	4	—	—	4	—	—	—
Residential real estate	(5,006)	(9)	16	(4,999)	(7,050)	(52)	(7,102)
Total loans and leases	80,629	(77,212)	1,787	5,204	59,581	7,782	67,363
Total interest income	77,953	(83,397)	1,816	(3,628)	73,505	8,380	81,885
Interest expense:
Checking	(857)	(19,888)	35	(20,710)	251	(165)	86
Savings	10,082	(26,676)	139	(16,455)	4,409	10,533	14,942
Money market	248	(7,573)	28	(7,297)	(402)	2,625	2,223
Certificates of deposit	518	(30,139)	232	(29,389)	7,472	10,578	18,050
Borrowings:
Short-term borrowings	6,019	(8,422)	24	(2,379)	(18,107)	(565)	(18,672)
Long-term borrowings	25,677	2,918	511	29,106	51,397	1,212	52,609
Total borrowings	32,713	(6,521)	535	26,727	35,024	(1,087)	33,937
Total interest expense	30,007	(78,100)	969	(47,124)	28,884	40,354	69,238
Net interest income	45,796	(3,147)	847	43,496	42,768	(30,121)	12,647

(1)   Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Net interest income was $593.7 million for 2008, up 7.9% from $550.2 million in 2007. The increase in net interest income in 2008 primarily reflects the growth in average interest-earning assets, up $1.2 billion over 2007, partially offset by a 3 basis point reduction in net interest margin. The decrease in the net interest margin, from 3.94% in 2007 to 3.91% in 2008, is primarily due to the average cost of interest-bearing liabilities not decreasing as much as yields on interest earning assets as a result of deposit pricing strategies and the issuance of trust preferred securities in 2008.

Net interest income was $550.2 million in 2007, up from $537.5 million in 2006. The increase in net interest income in 2007 primarily reflected the growth in average interest earning assets, up $1.1 billion over 2006, partially offset by a 22 basis point reduction in net interest margin. The decrease in the net interest margin, from 4.16% in 2006 to 3.94% in 2007, is primarily due to partially funding the growth in interest earning assets with borrowings and higher-cost deposits and continued customer preference for lower-yielding fixed-rate loans.

Provision for Credit Losses TCF provided $192 million for credit losses in 2008, compared with $57 million in 2007 and $20.7 million in 2006. The increase in provision from 2007 to 2008 was primarily due to higher consumer home equity net charge-offs and the resulting portfolio reserve rate increases and higher reserves and net charge-offs for commercial loans, primarily in Michigan.

Consumer home equity charge-off rates increased throughout 2008. As a result, TCF increased consumer home equity allowance levels. Higher home equity charge-offs are primarily due to depressed residential real estate market conditions, primarily in Minnesota and Michigan. The increase in provision from 2006 to 2007 was due to higher consumer home equity net charge-offs, the resulting portfolio reserve rate increases and higher reserves for certain commercial loans, primarily in Michigan, and equipment finance loans and leases.

Net loan and lease charge-offs were $100.5 million, or .78%, of average loans and leases in 2008, compared with $34.6 million, or .30%, of average loans and leases in 2007 and $18 million, or .17%, of average loans and leases in 2006.

The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses. The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, year of loan origination, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio. Also see “Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Non-Interest Income Non-interest income is a significant source of revenue for TCF, representing 45.6% of total revenues in 2008, 49.6% in 2007 and 47.7% in 2006, and is an important factor in TCF’s results of operations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Total fees and other revenue was $474.1 million for 2008, down from $490.3 million in 2007 and $485.3 million in 2006.

The following table presents the components of non-interest income.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2008	2007	2006	2005	2004	2008/2007	2008/2003
Fees and service charges	$270,739	$278,046	$270,166	$262,636	$275,120	(2.6)%	1.7%
Card revenue	103,082	98,880	92,084	79,803	63,463	4.2	14.2
ATM revenue	32,645	35,620	37,760	40,730	42,935	(8.4)	(5.6)
Investments and insurance revenue	9,405	10,318	10,695	10,665	12,558	(8.8)	(7.5)
Subtotal	415,871	422,864	410,705	393,834	394,076	(1.7)	(2.9)
Leasing and equipment finance	55,488	59,151	53,004	47,387	50,323	(6.2)	(1.7)
Other	2,702	8,270	21,567	12,744	22,628	(67.3)	(32.3)
Fees and other revenue	474,061	490,285	485,276	453,965	467,027	(3.3)	2.0
Gains on securities	16,066	13,278	—	10,671	22,600	21.0	(13.3)
Visa share redemption	8,308	—	—	—	—	N.M.	N.M.
Gains on sales of branches and real estate	—	37,894	4,188	13,606	259	(100.0)	(100.0)
Total non-interest income	$498,435	$541,457	$489,464	$478,242	$489,886	(7.9)	3.5
Fees and other revenue as a percentage of:
Total revenue	43.41%	44.91%	47.25%	45.58%	47.57%

N.M. Not Meaningful.

Fees and Service Charges Fees and service charges decreased $7.3 million, or 2.6%, to $270.7 million for 2008, compared with $278 million for 2007 primarily due to lower activity in deposit service fees. During 2007, fees and service charges increased $7.9 million, or 2.9%, to $278 million, compared with $270.2 million for 2006, primarily due to higher activity in deposit service fees. Fees and service charges related to the Michigan branches that were sold in the first quarter of 2007, were $5.3 million in 2006 and $945 thousand in 2007, respectively.

Card Revenue During 2008, card revenue, primarily interchange fees, totaled $103.1 million, up from $98.9 million in 2007 and $92.1 million in 2006. The increases in card revenue in 2008 and 2007 were primarily attributable to increased transactions per active card. The continued success of TCF’s debit card program is highly dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

ATM Revenue ATM revenue totaled $32.6 million for 2008, down from $35.6 million in 2007 and $37.8 million in 2006. The declines in ATM revenue were primarily attributable to continued declines in fees charged to TCF customers for use of non-TCF ATM machines due to growth in TCF’s fee free checking products and changes in customer ATM usage behavior.

The following table sets forth information about TCF’s card business.

	At or For the Year Ended December 31,			Percentage Increase (Decrease)
(Dollars in thousands)	2008	2007	2006	2008/2007	2007/2006
Average number of checking accounts with a TCF card	1,449,501	1,455,540	1,463,456	(.4)%	(.5)%
Average active card users	812,385	811,961	804,194.1		1.0
Average number of transactions per card per month	20.3	19.4	18.2	4.6	6.6
Sales volume for the year ended:
Off-line (Signature)	$6,429,265	$6,146,036	$5,711,751	4.6	7.6
On-line (PIN)	850,719	802,735	752,770	6.0	6.6
Total	$7,279,984	$6,948,771	$6,464,521	4.8	7.5
Average transaction size (in dollars)	$ 36	$ 36	$ 36	—	—
Percentage off-line	88.31%	88.45%	88.36%	(.2)	.1
Average interchange rate	1.34%	1.35%	1.36%	(.7)	(.7)

Investments and Insurance Revenue Investments and insurance revenue, consisting principally of commissions on sales of annuities and mutual funds, decreased $913 thousand in 2008 from 2007. As of October 1, 2008, TCF no longer sells investment and insurance products. TCF will, however, continue to service its existing investment and insurance customer base.

Leasing and Equipment Finance Revenue Leasing and equipment finance revenues in 2008 decreased $3.7 million, or 6.2%, from 2007. The decrease in leasing and equipment finance revenues for 2008 was primarily driven by a $1.9 million decrease in sales-type lease revenues and a decrease of $2.1 million in operating lease revenues. The decrease in operating lease revenues was primarily the result of fewer operating lease transactions being generated. Leasing and equipment finance revenues increased $6.1 million, or 11.6%, in 2007 compared with 2006. The increase in leasing and equipment finance revenues for 2007 was primarily driven by a $2.9 million increase in operating lease revenues and an increase of $1.8 million in sales-type lease revenues. The increase in operating lease revenues was primarily driven by a $6.6 million increase in average operating lease balances.

Sales-type lease revenues generally occur at or near the end of the lease term as customers extend the lease or purchase the underlying equipment. Leasing and equipment finance revenues may fluctuate from period to period based on customer-driven factors not within TCF’s control.

Other Non-Interest Income Other non-interest income has historically consisted of gains on sales of education loans and other miscellaneous income. As a result of Federal law changes and general market conditions, TCF no longer originates education loans for sale.

Total other non-interest income in 2008 decreased $5.6 million from 2007 compared with a decrease in 2007 of $13.3 million from 2006. These decreases were primarily due to a decrease in gains on the sales of education loans in 2007 and 2008 due to accelerated sales of education loans in 2006 as a result of Federal law changes and a decrease in mortgage banking revenue due to TCF exiting the business in 2006.

The following table presents the components of other non-interest income.

	Year Ended December 31,					Compound Annual Growth Rate
(Dollars in thousands)	2008	2007	2006	2005	2004	2008/2007	2008/2003
Gains on sales of education loans	$ 1,456	$ 2,011	$ 7,224	$ 2,078	$ 7,789	(27.6)%	(14.0)%
Mortgage banking	—	—	4,734	5,578	12,960	—	(100.0)
Other	1,246	6,259	9,609	5,088	1,879	(80.1)	(16.9)
Total other earnings	$ 2,702	$ 8,270	$ 21,567	$ 12,744	$ 22,628	(67.3)	(32.3)

Gains on Securities Gains of $16.1 million were recognized on sales of $1.5 billion in mortgage-backed securities and $174.9 million in treasury bills in 2008. In 2007, gains of $13.3 million were recognized on the sales of $1.2 billion in mortgage-backed securities. There were no sales of securities in 2006.

Visa Share Redemption During the first quarter of 2008, Visa completed its Initial Public Offering (IPO). As part of the IPO, Visa redeemed a portion of the shares held by Visa U.S.A. members for cash. TCF received $8.3 million from this redemption and recorded a gain. As of December 31, 2008, TCF holds 308,219 shares of Visa Inc. Class B shares with no book value that are generally restricted from sale, other than to other Class B shareholders, and are subject to dilution as a result of TCF’s indemnification obligation. TCF remains obligated to indemnify Visa under its bylaws and a retrospective responsibility plan for losses in connection with certain covered litigation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Expense” for further discussion.

Gains on Sales of Branches and Real Estate There were no gains on sales of branches and real estate in 2008. Gains on sales of branches and real estate were $37.9 million for 2007, up from $4.2 million in 2006. During the first quarter of 2007, TCF sold the deposits and facilities of 10 out-state branches in Michigan and recognized a $31.2 million gain.

Non-Interest Expense Non-interest expense increased $43.9 million, or 6.9%, in 2008, and $2 million, or .3%, in 2007, excluding the Visa indemnification expense and operating lease depreciation. The following table presents the components of non-interest expense.

	Year Ended December 31,					Compound Annual Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2008	2007	2006	2005	2004	2008/2007	2008/2003
Compensation and employee benefits	$ 341,203	$ 346,468	$ 341,857	$ 326,526	$ 322,824	(1.5)%	2.4%
Occupancy and equipment	127,953	120,824	114,618	103,900	95,617	5.9	7.7
Advertising and promotions	19,150	16,830	21,879	19,869	17,381	13.8	(.2)
Deposit account premiums	16,888	4,849	5,047	5,822	8,972	N.M.	22.2
Other	175,517	147,869	151,449	143,484	132,037	18.7	5.7
Subtotal	680,711	636,840	634,850	599,601	576,831	6.9	4.4
Operating lease depreciation	17,458	17,588	14,347	7,335	1,843	(.7)	39.4
Visa indemnification expense	(3,766)	7,696	—	—	—	N.M.	N.M.
Total non-interest expense	$ 694,403	$ 662,124	$ 649,197	$ 606,936	$ 578,674	4.9	4.6

N.M. Not Meaningful.

Compensation and Employee Benefits Compensation and employee benefits, representing 49.1%, 52.3% and 52.7% of total non-interest expense in 2008, 2007 and 2006, respectively, were well controlled and decreased $5.3 million, or 1.5%, in 2008, compared with an increase of $4.6 million, or 1.4%, in 2007. The decreases in compensation and benefits in 2008 was primarily due to headcount reductions, decreased performance based compensation as no executive bonuses were paid in 2008 and lower benefit related costs, partially offset by expenses from branch expansion and the new inventory finance business. The increase in compensation and employee benefits in 2007 was primarily due to costs associated with branch expansion partially offset by decreases resulting from branches sold, closed branches and other efficiency initiatives.

Occupancy and Equipment Occupancy and equipment expenses increased $7.1 million in 2008 and $6.2 million in 2007. These increases were primarily due to costs associated with branch expansion and increased real estate taxes.

Advertising and Promotions Advertising and promotions expense increased $2.3 million in 2008 following a decrease of $5 million in 2007. The increase in 2008 was primarily due to increased spending on media and promotions related to increased checking account and new deposit product initiatives. The decrease from 2006 to 2007 was primarily due to spending reductions on media and promotions.

Deposit Account Premiums Deposit account premium expense increased $12 million to $16.9 million in 2008. Deposit account premium expense was $4.8 million in 2007, essentially flat with 2006. The increase in deposit account premium expenses in 2008 was primarily due to new marketing campaigns which resulted in increased checking account production during the second half of 2008.

Other Non-Interest Expense Other non-interest expense totaled $175.5 million in 2008, up $27.6 million from 2007, primarily due to a $12.2 million increase in foreclosed real estate expense resulting from increased property taxes and real estate disposition losses in 2008 as well as an $8.6 million increase in severance and separation costs related to exiting the investments and education lending businesses, lender reductions and several other management changes and a $1.8 million increase in deposit insurance premiums. Deposit insurance premiums will increase significantly in 2009 due to rate increases and previously available credits being fully utilized in 2008. In 2007, other non-interest expense decreased $3.6 million from 2006, primarily due to expense control initiatives, partially offset by a $3 million increase in loan and lease related costs mainly driven by higher private mortgage insurance expense, a $1.3 million increase in foreclosed real estate expense resulting from increased property taxes and real estate disposition losses in 2007 and a $1.1 million increase in card processing and issuance costs due to increased transactions.

Operating Lease Depreciation Operating lease depreciation decreased slightly and totaled $17.5 million in 2008. Operating lease depreciation increased $3.2 million from 2006 to 2007. The increase in 2007 was primarily due to an increase in average operating lease balances.

Visa Indemnification Expense TCF is a member of Visa U.S.A. for issuance and processing of its card transactions. On October 3, 2007, Visa, Inc. (Visa) completed a restructuring including Visa U.S.A. in preparation for its planned IPO. As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, approved as part of Visa’s restructuring, for contingent losses in connection with certain covered litigation (“the Visa indemnification”) disclosed in Visa’s public filings with the Securities and Exchange Commission (SEC) based on its membership proportion. TCF is not a party to the lawsuits brought against Visa U.S.A. TCF’s membership proportion in Visa U.S.A. is .12554%. The SEC accounting staff has concluded that Visa U.S.A. member institutions are required to recognize their portion of the Visa indemnification at the estimated fair value of such obligation in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

As part of Visa’s IPO in the first quarter of 2008, Visa set aside a cash escrow fund for future settlement of covered litigation. As a result, TCF recorded a $3.8 million reduction in its contingent indemnification obligation in the first quarter of 2008. At December 31, 2008, TCF’s estimated remaining Visa contingent indemnification obligation was $3.9 million. On October 27, 2008, Visa notified its U.S.A. members that it had reached a settlement on covered litigation with Discover Financial Services, Inc. This obligation was covered by the litigation escrow fund through an additional dilution of Visa Class B shares in the fourth quarter of 2008. The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates. TCF’s remaining indemnification obligation for Visa’s covered litigation is a highly judgmental estimate. TCF must rely on disclosures made by Visa to the public about the covered litigation in making estimates of this contingent indemnification obligation.

Income Taxes Income tax expense represented 37.30% of income before income tax expense during 2008, compared with 28.38% and 31.41% in 2007 and 2006, respectively. The higher effective income tax rate in 2008 compared with 2007 and 2006 was primarily due to a $4.3 million increase in income tax expense and $2.8 million increase in deferred income taxes related to changes in state income tax laws, primarily in Minnesota. This compares with $18.4 million of reductions in income tax expense comprised of a favorable settlement with the Internal Revenue Service of an isolated tax deduction from a prior year, the effects of state tax law changes, and other favorable developments involving uncertain tax positions in 2007.

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

Consolidated Financial Condition Analysis

Securities Available for Sale Securities available for sale were $2 billion, or 11.7% of total assets, at December 31, 2008. In 2008, TCF purchased $1.7 billion and sold $1.5 billion of mortgage-backed securities due to opportunistic actions taken during volatile market conditions. TCF’s securities available for sale portfolio primarily includes fixed-rate mortgage-backed securities issued by Fannie Mae and Freddie Mac. Net unrealized pre-tax gains on securities available for sale totaled $37.3 million at December 31, 2008, compared with net unrealized pre-tax losses of $16.4 million at December 31, 2007. TCF may, from time to time, sell mortgage-backed securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

TCF’s securities portfolio does not contain commercial paper, asset-backed commercial paper or asset-backed securities secured by credit cards or car loans. TCF also does not participate in structured investment vehicles.

Loans and Leases The following tables set forth information about loans and leases held in TCF’s portfolio, excluding loans held for sale.

(Dollars in thousands)	At December 31,					Compound Annual Growth Rate
						1-Year	5-Year
Portfolio Distribution:	2008	2007	2006	2005	2004	2008/2007	2008/2003
Consumer home equity and other:
Home equity:
Closed-end loans	$5,190,136	$5,093,441	$4,650,353	$3,758,947	$2,909,592	1.9%	15.8%
Line of credit (1)	1,656,199	1,429,633	1,232,315	1,389,741	1,472,165	15.8	8.7
Total consumer home equity	6,846,335	6,523,074	5,882,668	5,148,688	4,381,757	5.0	13.8
Other	61,805	67,557	62,409	57,587	56,183	(8.5)	(.2)
Total consumer home equity and other	6,908,140	6,590,631	5,945,077	5,206,275	4,437,940	4.8	13.6
Commercial real estate	2,984,156	2,557,330	2,390,653	2,297,500	2,154,396	16.7	9.3
Commercial business	506,887	558,325	551,995	435,203	436,696	(9.2)	3.4
Total commercial	3,491,043	3,115,655	2,942,648	2,732,703	2,591,092	12.0	8.3
Leasing and equipment finance (2)	2,486,082	2,104,343	1,818,165	1,503,794	1,375,372	18.1	16.5
Residential real estate	455,443	527,607	627,790	770,441	1,014,166	(13.7)	(17.8)
Inventory finance	4,425	—	—	—	—	N.M.	N.M.
Total loans and leases	$13,345,133	$12,338,236	$11,333,680	$10,213,213	$9,418,570	8.2	9.8

(1)	Excludes fixed-term amounts under lines of credit which are included in closed-end loans.

(2)	Excludes operating leases included in other assets.

N.M. Not Meaningful.

(In thousands)	At December 31, 2008
Geographic Distribution:	Consumer Home Equity and Other(1)	Commercial Real Estate and Commercial Business	Leasing and Equipment Finance(2)	Residential Real Estate	Inventory Finance	Total
Minnesota	$2,594,245	$864,678	$71,552	$252,032	$74	$3,782,581
Illinois	2,144,917	786,717	88,245	59,227	305	3,079,411
Michigan	1,132,622	915,308	99,998	120,758	89	2,268,775
Wisconsin	507,463	514,719	49,223	13,532	129	1,085,066
Colorado	427,520	102,711	39,745	1,644	105	571,725
California	7,408	19,249	325,621	207	115	352,600
Florida	5,410	58,645	139,210	294	271	203,830
Texas	1,324	3,025	171,814	538	238	176,939
Ohio	2,664	49,948	99,533	1,841	330	154,316
Arizona	34,966	31,238	85,407	22	28	151,661
New York	3,616	530	124,109	56	640	128,951
Indiana	24,542	53,592	45,606	896	79	124,715
Other	21,443	90,683	1,146,019	4,396	2,022	1,264,563
Total	$6,908,140	$3,491,043	$2,486,082	$455,443	$4,425	$13,345,133

Loans and leases outstanding at December 31, 2008 are shown by contractual maturity in the following table.

	At December 31, 2008(3)
(In thousands)	Consumer Home Equity and Other(1)	Commercial Real Estate	Commercial Business	Leasing and Equipment Finance(2)	Residential Real Estate	Inventory Finance	Total Loans and Leases
Amounts due:
Within 1 year	$443,038	$160,936	$276,097	$855,366	$28,683	$4,425	$1,768,545
After 1 year:
1 to 2 years	335,685	215,097	103,198	596,275	23,285	—	1,273,540
2 to 3 years	330,866	268,698	44,914	459,885	23,747	—	1,128,110
3 to 5 years	754,644	872,202	73,723	476,863	46,275	—	2,223,707
5 to 10 years	1,513,967	720,038	8,955	89,825	94,399	—	2,427,184
10 to 15 years	1,279,565	121,181	—	—	89,170	—	1,489,916
Over 15 years	2,250,375	626,004	—	7,868	149,884	—	3,034,131
Total after 1 year	6,465,102	2,823,220	230,790	1,630,716	426,760	—	11,576,588
Total	$6,908,140	$2,984,156	$506,887	$2,486,082	$455,443	$4,425	$13,345,133
Amounts due after 1 year on:
Fixed-rate loans and leases	$4,793,680	$1,203,695	$110,578	$1,624,313	$367,859	$—	$8,100,125
Variable- and adjustable- rate loans	1,671,422	1,619,525	120,212	6,403	58,901	—	3,476,463
Total after 1 year	$6,465,102	$2,823,220	$230,790	$1,630,716	$426,760	$—	$11,576,588

(1)	Excludes fixed-term amounts under lines of credit which are included in closed-end loans.
(2)	Excludes operating leases included in other assets.
(3)

Gross of deferred fees and costs. This table does not include the effect of prepayments, which is an important consideration in management’s interest-rate risk analysis. Company experience indicates that loans and leases remain outstanding for significantly shorter periods than their contractual terms.

Consumer Lending TCF’s consumer home equity loan portfolio represents over half of its total loan and lease portfolio. The consumer home equity portfolio increased 5% in 2008 and 10.9% in 2007.

TCF’s consumer home equity portfolio is secured by mortgages filed on residential real estate. At December 31, 2008, 65% of loan balances were secured by first mortgages. The average loan size secured by a first mortgage was $116 thousand and the average balance of loans secured by a junior lien position was $36 thousand at December 31, 2008. At December 31, 2008, 27% of the home equity portfolio carried a variable interest rate tied to the prime rate, compared with 24% at December 31, 2007. At January 1, 2009, $1.8 billion or 98% of variable-rate consumer home equity loans were at their contractual interest rate floor, compared with $276 million or 17% at January 1, 2008.

At December 31, 2008, 76% of TCF’s consumer home equity loans consisted of closed-end loans, compared with 78% at December 31, 2007. TCF’s closed-end home equity loans require payments of principal and interest over a fixed term. The average home value based on most recent values known to TCF securing the loans and lines of credit in this portfolio was $254 thousand as of December 31, 2008. TCF’s home equity lines of credit require regular payments of interest and do not require regular payments of principal. The average FICO (Fair Isaac Company) credit score at loan origination for the home equity portfolio was 723 as of December 31, 2008 and 721 as of December 31, 2007.

TCF’s consumer home equity underwriting standards produce adequately secured loans to customers with good credit scores. Loans with loan-to-value (LTV) ratios in excess of 90% are only made to very creditworthy customers based on risk scoring models and other credit underwriting criteria. TCF does not have any subprime lending programs and does not originate 2/28 adjustable-rate mortgages (ARM) or Option ARM loans. TCF also does not originate home equity loans with multiple payment options or loans with “teaser” interest rates. Although TCF does not have any programs that target subprime borrowers, in the normal course of lending to customers, loans have been originated with FICO scores below 620 at lower LTV ratios. Approximately 6% of the consumer home equity portfolio, as of December 31, 2008, was originated at FICO scores below 620. During 2008, $1.1 billion of new home equity loans were funded. Of these loans, the net charge-offs totaled $273 thousand, or .03%.

At December 31, 2008, total home equity line of credit outstandings were $2.2 billion, compared with $2 billion at December 31, 2007. Outstanding balances on home equity lines of credit were 55% of total lines of credit at December 31, 2008, compared with 52% at December 31, 2007.

Commercial Lending Commercial real estate loans increased $426.8 million from December 31, 2007 to $3 billion at December 31, 2008. Variable- and adjustable-rate loans represented 56% of commercial real estate loans outstanding at December 31, 2008. Commercial business loans decreased $51.4 million in 2008 to $506.9 million at December 31, 2008. TCF continues to expand its commercial lending activities generally to borrowers located in its primary markets. With a focus on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at December 31, 2008. At December 31, 2008, approximately 93% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets. Included in TCF’s commercial loan portfolio as of December 31, 2008, are $93.5 million of loans to residential home builders, with $37 million of that amount to customers in Michigan. At December 31, 2008, the construction and development portfolio had $223 thousand in loans over 30-days delinquent compared with $1.4 million at December 31, 2007.

The following tables summarize TCF’s commercial real estate loan portfolio by property type.

	At December 31,
	2008			2007
(In thousands)	Permanent	Construction and Development	Total	Permanent	Construction and Development	Total
Retail services (1)	$792,312	$49,117	$841,429	$634,331	$56,585	$690,916
Apartments	572,545	13,210	585,755	464,283	8,773	473,056
Office buildings	443,509	34,413	477,922	350,807	27,110	377,917
Warehouse/industrial buildings	405,284	18,583	423,867	343,050	19,115	362,165
Hotels and motels	148,502	62,714	211,216	125,654	27,962	153,616
Residential home builders	36,495	40,959	77,454	41,750	58,952	100,702
Health care facilities	24,390	1,926	26,316	30,035	—	30,035
Other	270,048	70,149	340,197	290,290	78,633	368,923
Total	$2,693,085	$291,071	$2,984,156	$2,280,200	$277,130	$2,557,330

	At December 31,
	2008			2007
(Dollars in thousands)	Balance	Number of Loans	Over 30-Day Delinquency Rate as a Percentage of Balance	Balance	Number of Loans	Over 30-Day Delinquency Rate as a Percentage of Balance
Retail services (1)	$841,429	532	—%	$690,916	490.67%
Apartments	585,755	597.04		473,056	551.08
Office buildings	477,922	260.53		377,917	248.65
Warehouse/industrial buildings	423,867	282	—	362,165	283.13
Hotels and motels	211,216	49	—	153,616	51	—
Residential home builders	77,454	75.43		100,702	87	1.81
Health care facilities	26,316	12.50		30,035	11	—
Other	340,197	223.02		368,923	242.50
Total	$2,984,156	2,030.11%		$2,557,330	1,963.45%

(1) Primarily retail shopping centers and stores, convenience stores, gas stations and restaurants.

Leasing and Equipment Finance The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type, excluding operating leases.

	At December 31,
(Dollars in thousands)	2008			2007
		Percent	Over 30-Day Delinquency as a Percentage		Percent	Over 30-Day Delinquency as a Percentage
Marketing Segment	Balance	of Total	of Balance	Balance	of Total	of Balance
Middle market (1)	$1,487,749	59.8%	1.45%	$1,290,923	61.3%	.77%
Small ticket (2)	525,686	21.1	1.35	426,436	20.3	1.01
Winthrop	328,553	13.2	.08	275,799	13.1	.49
Wholesale (3)	142,586	5.7	.17	107,195	5.1	.04
Other	1,508.2		—	3,990.2		3.28
Total	$2,486,082	100.0%	1.17%	$2,104,343	100.0%	.75%

(1) Middle market consists primarily of loan and lease financing of construction and manufacturing equipment and specialty vehicles.

(2) Small ticket includes loan and lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations.

(3) Wholesale includes the discounting of lease receivables originated by third party lessors.

	At December 31,
(Dollars in thousands)	2008		2007
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Specialty vehicles	$ 499,519	20.1%	$ 423,893	20.1%
Construction	453,542	18.2	384,689	18.3
Manufacturing	406,532	16.4	365,650	17.4
Medical	356,706	14.4	279,939	13.3
Technology and data processing	259,696	10.5	239,921	11.4
Furniture and fixtures	112,657	4.5	84,990	4.0
Printing	77,939	3.1	64,796	3.1
Trucks and trailers	60,082	2.4	57,569	2.7
Material handling	50,134	2.0	53,096	2.5
Other	209,275	8.4	149,800	7.2
Total	$2,486,082	100.0%	$2,104,343	100.0%

The leasing and equipment finance portfolio increased 18.1% from December 31, 2007 to $2.5 billion at December 31, 2008, consisting of $789.9 million of loans and $1.7 billion of leases. Total loan and lease originations and purchases for TCF Equipment Finance and Winthrop Resources were $1.4 billion for 2008, an increase of 21.3% from $1.1 billion in 2007. The backlog of approved transactions increased to $328 million at December 31, 2008, from $292.5 million at December 31, 2007. The average size of transaction originated during 2008 was $92.3 thousand, compared with $82.7 thousand during 2007. TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service. Declines in value of equipment under lease increase the potential for impairment losses and credit losses due to diminished collateral value, and may result in lower sales-type revenue at the end of the contractual lease term. See Note 1 to Consolidated Financial Statements — Policies Related to Critical Accounting Estimates for information on lease accounting.

At December 31, 2008 and 2007, $56.3 million, and $48.4 million, respectively, of TCF’s lease portfolio were discounted on a non-recourse basis with third-party financial institutions and, consequently, TCF retains no credit risk on such amounts. The leasing and equipment finance portfolio tables above include lease residuals. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions in estimated fair value are recorded in the periods in which they become known. At December 31, 2008, lease residuals totaled $52.9 million, or 6.3% of original equipment value, compared with $41.7 million, or 6% of original equipment value, at December 31, 2007.

Residential Real Estate Residential real estate loans were $455.4 million at December 31, 2008, down $72.2 million from December 31, 2007. The decline in residential real estate loans during 2008 was due to normal amortization of loan balances and loan prepayments. Since TCF is not originating conforming residential real estate loans in the portfolio, management expects that the residential loan portfolio will continue to decline, which will provide funding for anticipated growth in other loan, lease or investment categories. At December 31, 2008, TCF’s residential real estate loan portfolio was $392.2 million in fixed-rate loans and $63.2 million in adjustable-rate loans.

Results of CPP Participation Since TCF’s participation in the CPP on November 14, 2008, TCF originated $490.4 million of loans and leases and has completed 762 loan modifications and extensions on $117.1 million of consumer home equity loans to help these customers avoid home foreclosures. Only a small portion of these loan modifications and extensions are considered troubled debt restructurings as they typically only entail delaying payments on which contractual interest is still charged.

Allowance for Loan and Lease Losses The determination of the allowance for loan and lease losses is a critical accounting estimate. TCF’s methodologies for determining and allocating the allowance for loan and lease losses focus on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and non-performing assets, values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, year of origination, prevailing economic conditions and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan and lease losses of $172.4 million appropriate to cover losses incurred in the loan and lease portfolios as of December 31, 2008. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses. Among other factors, a continued economic slowdown and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

The next several pages include detailed information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases. Included in this data are numerous portfolio ratios that must be carefully reviewed in relation to the nature of the underlying loan and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other banks. Most of TCF’s non-performing assets and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

The allocation of TCF’s allowance for loan and lease losses is as follows.

						Allocations as a Percentage of Total Loans and Leases Outstanding by Type
	At December 31,					At December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004	2008	2007	2006	2005	2004
Consumer home equity	$96,479	$30,951	$12,615	$10,017	$9,213	1.41%	.47%	.21%	.19%	.21%
Consumer other	2,664	2,059	2,211	2,053	1,694	4.31	3.05	3.54	3.57	3.02
Total consumer	99,143	33,010	14,826	12,070	10,907	1.44	.50	.25	.23	.25
Commercial real estate	39,386	25,891	22,662	21,222	20,742	1.32	1.01	.95	.92	.96
Commercial business	11,865	7,077	7,503	6,602	7,696	2.34	1.27	1.36	1.52	1.76
Total commercial	51,251	32,968	30,165	27,824	28,438	1.47	1.06	1.03	1.02	1.10
Leasing and equipment finance	20,058	14,319	12,990	15,313	24,566.81		.68	.71	1.02	1.79
Inventory finance	33	—	—	—	—	.75	—	—	—	—
Residential real estate	1,957	645	562	616	796.43		.12	.09	.08	.08
Unallocated	—	—	—	—	10,686	N.A.	N.A.	N.A.	N.A.	N.A.
Total allowance balance	$172,442	$80,942	$58,543	$55,823	$75,393	1.29	.66	.52	.55	.80

N.A. Not Applicable.

The increase in the consumer home equity and residential real estate allowances from December 31, 2007, to December 31, 2008, is primarily due to increased actual and estimated home equity loan charge-offs due to depressed residential real estate market conditions, primarily in Minnesota and Michigan. The increase in the commercial real estate allowance was primarily due to an increase in actual and estimated commercial real estate net charge-offs, primarily in Michigan.

The following table sets forth information detailing the allowance for loan and lease losses.

	Year Ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Balance at beginning of year	$80,942	$58,543	$55,823	$75,393	$72,460
Charge-offs:
Consumer home equity
First mortgage lien	(29,009)	(9,589)	(3,142)	(2,363)	(2,051)
Junior lien	(32,937)	(11,977)	(4,479)	(2,841)	(1,919)
Total home equity	(61,946)	(21,566)	(7,621)	(5,204)	(3,970)
Consumer other	(20,830)	(19,455)	(18,423)	(18,675)	(21,199)
Total consumer	(82,776)	(41,021)	(26,044)	(23,879)	(25,169)
Commercial real estate	(11,884)	(2,409)	(228)	(74)	(602)
Commercial business	(5,731)	(1,264)	(555)	(454)	(235)
Leasing and equipment finance	(13,156)	(7,507)	(6,117)	(23,387)	(8,508)
Residential real estate	(1,253)	(220)	(277)	(110)	(81)
Total charge-offs	(114,800)	(52,421)	(33,221)	(47,904)	(34,595)
Recoveries:
Consumer home equity
First mortgage lien	202	253	108	135	42
Junior lien	625	948	167	177	266
Total home equity	827	1,201	275	312	308
Consumer other	11,525	13,019	13,621	14,705	13,623
Total consumer	12,352	14,220	13,896	15,017	13,931
Commercial real estate	30	—	39	82	126
Commercial business	130	16	86	2,627	82
Leasing and equipment finance	1,735	3,585	1,225	2,003	2,963
Residential real estate	8	7	6	19	8
Total recoveries	14,255	17,828	15,252	19,748	17,110
Net charge-offs	(100,545)	(34,593)	(17,969)	(28,156)	(17,485)
Provision charged to operations	192,045	56,992	20,689	8,586	18,627
Acquired allowance	—	—	—	—	1,791
Balance at end of year	$172,442	$80,942	$58,543	$55,823	$75,393

The following table sets forth additional information regarding net charge-offs.

	Year Ended December 31,
	2008		2007
		% of		% of
	Net	Average	Net	Average
	Charge-offs	Loans and	Charge-offs	Loans and
(Dollars in thousands)	(Recoveries)	Leases	(Recoveries)	Leases
Consumer home equity
First mortgage lien	$28,807.66%			$9,336.24%
Junior lien	32,312	1.34		11,029.50
Total home equity	61,119.90			20,365.33
Consumer other	9,305	N.M.	6,436	N.M.
Total consumer	70,424	1.04		26,801.43
Commercial real estate	11,854.44			2,409.10
Commercial business	5,601	1.05		1,248.22
Total commercial	17,455.54			3,657.12
Leasing and equipment finance	11,421.50			3,922.20
Residential real estate	1,245.25			213.04
Total	$100,545.78			$34,593.30

N.M. Not Meaningful.

Non-Performing Assets Non-performing assets consist of non-accrual loans and leases and other real estate owned. The increase in non-accrual loans and leases from 2007 to 2008 was primarily due to an increase in consumer home equity non-accruals. The increase in other real estate owned was primarily due to increased residential real estate properties.

Non-performing assets are summarized in the following table.

	At December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Non-accrual loans and leases:
Consumer home equity
First mortgage lien	$ 65,908	$ 20,776	$11,202	$12,510	$ 9,162
Junior lien	11,793	5,391	5,291	5,872	2,914
Total home equity	77,701	26,167	16,493	18,382	12,076
Consumer other	65	6	27	28	111
Total consumer	77,766	26,173	16,520	18,410	12,187
Commercial real estate	54,615	19,999	12,849	188	1,093
Commercial business	14,088	2,658	3,421	2,207	4,533
Total commercial	68,703	22,657	16,270	2,395	5,626
Leasing and equipment finance	20,879	8,050	7,596	6,434	25,678
Residential real estate	5,170	2,974	2,799	2,409	3,387
Total non-accrual loans and leases	172,518	59,854	43,185	29,648	46,878
Other real estate owned:
Residential	38,632	28,752	19,899	14,877	11,726
Commercial	23,033	17,013	2,554	2,834	5,465
Total other real estate owned	61,665	45,765	22,453	17,711	17,191
Total non-performing assets	$234,183	$105,619	$65,638	$47,359	$64,069
Non-performing assets as a percentage of:
Net loans and leases	1.78%	.86%	.58%	.47%	.69%
Total assets	1.40	.66	.45	.35	.52
Non-performing assets secured by residential real estate as a percentage of total non-performing assets	51.88	54.81	59.71	75.31	42.44

The consumer home equity portfolio is secured by a total of 85,508 properties of which 306, or .36%, were in other real estate owned as of December 31, 2008. This compares with 240 other real estate owned properties, or .28%, as of December 31, 2007.

Impaired Loans Impaired loans are summarized in the following table.

	At December 31,
(In thousands)	2008	2007	Change
Non-accrual loans:
Consumer home equity	$9,216	$967	$8,249
Commercial real estate	54,615	19,999	34,616
Commercial business	14,088	2,658	11,430
Total commercial	68,703	22,657	46,046
Leasing and equipment finance	5,552	2,113	3,439
Subtotal	83,471	25,737	57,734
Accruing restructured consumer home equity loans	27,423	4,861	22,562
Total impaired loans	$110,894	$30,598	$80,296

Impaired loans totaled $110.9 million and $30.6 million at December 31, 2008, and December 31, 2007, respectively. The increase in impaired loans from December 31, 2007 was primarily due to a $34.6 million increase in commercial real estate non-accrual loans and an increase of $22.6 million of restructured consumer home equity loans that are accruing (troubled debt restructurings). There were $25.3 million and $4.6 million of accruing restructured loans less than 90 days past due as of December 31, 2008 and 2007, respectively. The related allowance for credit losses on impaired loans was $24.6 million at December 31, 2008, compared with $2.7 million at December 31, 2007. There were no impaired loans which, if required, did not have a related allowance for loan losses at December 31, 2008 and December 31, 2007. The average balance of impaired loans was $68.3 million for 2008 compared with $21.5 million for 2007.

Past Due Loans and Leases The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding loans held for sale and non-accrual loans and leases. TCF’s delinquency rates are determined based on the contractual terms of the loan or lease.

	At December 31,
	2008		2007
		Percentage of		Percentage of
	Principal	Loans and	Principal	Loans and
(Dollars in thousands)	Balances	Leases	Balances	Leases
Accruing loans and leases delinquent for:
30-59 days	$ 69,814.53%		$46,748.38%
60-89 days	41,851.32		20,445.17
90 days or more	37,619.28		15,384.12
Total	$149,284	1.13%	$82,577.67%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At December 31,
	2008		2007
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer home equity
First mortgage lien	$ 81,654	1.87%	$31,784.76%
Junior lien	24,086	1.00		12,289.53
Total home equity	105,740	1.56		44,073.68
Consumer other	666	1.08		377.56
Total consumer	106,406	1.56		44,450.68
Commercial real estate	3,199.11			11,382.45
Commercial business	874.18			1,071.19
Total commercial	4,073.12			12,453.40
Leasing and equipment finance	28,901	1.17		15,691.75
Residential real estate	9,904	2.20	9,983	1.90
Total	$149,284	1.13%	$82,577.67%

Potential Problem Loans and Leases In addition to non-performing assets, there were $212.9 million of loans and leases at December 31, 2008, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $60.1 million at December 31, 2007. The increase in potential problem loans and leases is primarily due to an increase in commercial loans that were downgraded due to the borrower’s exposure to the housing market. Potential problem loans and leases are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement. Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired. Additionally, these loans and leases are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing. Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses. There were no material leasing and equipment finance potential problem loans funded on a non-recourse basis at December 31, 2008, and 2007.

Potential problem loans and leases are summarized as follows.

	At December 31,
	2008		2007
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer	$ 27,423.41%		$ 4,861.07%
Commercial real estate	137,332	4.60	31,511	1.23
Commercial business	27,127	5.35	8,695	1.56
Leasing and equipment finance	20,994.84		15,015.71
Total	$212,876	1.60	$60,082.49

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

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments and borrowings. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF’s deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources. At December 31, 2008, TCF had over $4.1 billion in unused capacity under these funding sources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Borrowings.”

Potential sources of liquidity for TCF include borrowings from FHLB of Des Moines, the Federal Reserve Discount Window or other unsecured and uncommitted lines and issuance of debt and equity securities. TCF Bank’s ability to pay dividends or make other capital distributions to TCF is restricted by regulation and may require regulatory approval.

Deposits Deposits totaled $10.2 billion at December 31, 2008, up $666.8 million from December 31, 2007. Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Checking, savings and money market deposits totaled $7.6 billion, up $325.1 million from December 31, 2007, and comprised 75% of total deposits at December 31, 2008, compared with 76% of total deposits at December 31, 2007. The average balance of these deposits for 2008 was $7.5 billion, an increase of $293.2 million over the $7.2 billion average balance for 2007. Certificates of deposit totaled $2.6 billion at December 31, 2008, up $341.7 million from December 31, 2007. TCF had no brokered deposits at December 31, 2008 or 2007. Non-interest bearing deposits represented 22% and 23% of total deposits as of December 31, 2008 and 2007, respectively. TCF’s weighted- average cost for deposits, including non-interest bearing deposits, was 1.61% at December 31, 2008, compared with 2.18% at December 31, 2007. The decrease in the weighted average rate for deposits was due to pricing decisions made by management as a result of declining interest rates during 2008.

Branches During 2008, TCF opened 11 branches including five traditional branches and six supermarket branches. TCF anticipates opening three new branches in 2009, consisting of one new traditional branch and two new supermarket branches. TCF also closed and consolidated two traditional branches and 14 supermarket branches in 2008.

In order to improve the customer experience and enhance deposit and loan growth, TCF relocated three traditional branches to improved locations and facilities and remodeled 23 supermarket branches in 2008. In 2009, TCF plans to relocate three branches to improved locations and new facilities, including one traditional branch and two supermarket branches, to close and consolidate one traditional branch into a nearby branch and to remodel 28 supermarket branches.

Additional information regarding TCF’s branches opened since January 1, 2003 is displayed in the table below.

						Percentage
	At or For the Year Ended December 31,					Increase
(Dollars in thousands)	2008	2007	2006	2005	2004	2008/2007
Number of new branches opened during the year:
Traditional	5	10	10	18	19	(50.0)%
Supermarket	6	5	5	7	11	20.0
Campus	—	3	4	3	—	(100.0)
Total	11	18	19	28	30	(38.9)
Number of new branches at year-end:
Traditional	76	71	61	51	33	7.0
Supermarket	29	34	28	23	16	(14.7)
Campus	10	10	7	3	—	—
Total	115	115	96	77	49	—
Percent of total branches	25.7%	25.4%	21.2%	17.0%	11.4%	1.2
Number of deposit accounts	324,595	282,484	200,433	124,648	63,568	14.9
Deposits:
Checking	$ 318,207	$284,254	$199,567	$135,170	$ 70,904	11.9
Savings	395,876	323,392	201,561	140,944	42,872	22.4
Money market	49,410	37,844	24,582	11,134	2,285	30.6
Subtotal	763,493	645,490	425,710	287,248	116,061	18.3
Certificates of deposit	321,634	279,112	325,013	229,567	25,252	15.2
Total deposits	$1,085,127	$924,602	$750,723	$516,815	$141,313	17.4
Total fees and other revenue for the year	$ 63,465	$ 53,593	$ 37,463	$ 23,927	$ 10,865	18.4

Borrowings Borrowings totaled $4.7 billion at December 31, 2008, down $312.7 million from December 31, 2007. See Notes 10 and 11 of Notes to Consolidated Financial Statements for detailed information on TCF’s borrowings. The weighted-average rate on borrowings was 4.48% at December 31, 2008, and 4.51% at December 31, 2007. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings.

Contractual Obligations and Commitments As disclosed in the Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts. At December 31, 2008, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Total borrowings (1)	$4,660,774	$369,931	$430,112	$ 76,044	$3,784,687
Annual rental commitments under non-cancelable operating leases	242,856	26,858	48,703	41,621	125,674
Campus marketing agreements	47,271	2,496	5,645	5,135	33,995
Construction contracts and land purchase commitments for future branch sites	1,177	1,177	—	—	—
Visa indemnification expense (2)	3,930	3,930	—	—	—
	$4,956,008	$404,392	$484,460	$122,800	$3,944,356

(In thousands)	Amount of Commitment – Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 Year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,800,782	$ 15,452	$ 40,204	$230,935	$1,514,191
Commercial	393,187	226,457	144,323	13,600	8,807
Leasing and equipment finance	86,909	86,909	—	—	—
Other	108	108	—	—	—
Total commitments to lend	2,280,986	328,926	184,527	244,535	1,522,998
Standby letters of credit and guarantees on industrial revenue bonds	58,697	42,782	15,856	59	—
	$2,339,683	$371,708	$200,383	$244,594	$1,522,998

(1) Total borrowings excludes interest.

(2) The payment time is estimated to be less than one year; however, the exact date of the payment can not be determined.

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

Stockholders’ Equity Stockholders’ equity at December 31, 2008 was $1.5 billion, or 8.92% of total assets, up from $1.1 billion, or 6.88% of total assets, at December 31, 2007. The increase in stockholders’ equity was primarily due to net income of $129 million and the issuance of $361.2 million in preferred stock, partially offset by the payment of $126.4 million in dividends on common stock and accrued dividends of $2.5 million on preferred stock. Dividends to common shareholders on a per share basis totaled $1 in 2008, an increase of 3% from 97 cents in 2007. TCF’s dividend payout ratio was 99% in 2008. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At December 31, 2008, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors. On November 14, 2008, TCF entered into a definitive agreement with the U.S. Treasury to participate in the CPP and as a result, TCF may not repurchase common shares.

Also as a result of restrictions imposed by the CPP, TCF may not increase its dividend for three years from the date of the Agreement unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of TCF. See Note 13 of Notes to Consolidated Financial Statements for additional CPP information.

For the year ended December 31, 2008, average total equity to average assets was 7.04%, compared with 6.82% for the year ended December 31, 2007. At December 31, 2008, TCF Financial and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency. See Notes 13 and 14 of Notes to Consolidated Financial Statements.

One factor considered in TCF’s capital planning process is the amount of dividends paid to common stockholders as a component of common capital generated.

TCF’s common capital generated for the year ended December 31, 2008 is as follows.

(Dollars in thousands)	2008
Net income	$128,958
Preferred stock dividends	(2,540)
Net income available to common stockholders	126,418
Treasury shares sold to TCF employee benefit plans	10,177
Amortization of stock compensation	8,344
Cancellation of shares of restricted stock	(3,238)
Cancellation of shares for tax withholding	(6,478)
Stock compensation tax benefits	10,110
Issuance of common stock warrant	12,850
Other	228
Subtotal	31,993
Total common capital generated	$158,411
Common dividend as a percentage of total common capital generated	79.8%

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

Recent Accounting Developments

In June, 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP defines participating securities as those that are expected to vest and are entitled to receive nonforfeitable dividends or dividend equivalents. Unvested share-based payment awards that have a right to receive dividends on common stock (restricted stock) will be considered participating securities and included in earnings per share using the two-class method. The two-class method requires net income to be reduced for dividends declared and paid in the period on such shares. Remaining net income is then allocated to each class of stock (proportionately based on unrestricted and restricted shares which pay dividends) for calculation of basic earnings per share. Diluted earnings per share would then be calculated based on basic shares outstanding plus any additional potentially dilutive shares, such as options and restricted stock that do not pay dividends or are not expected to vest. This FSP is effective in the first quarter of 2009. Basic earnings per share may decline slightly as a result of this FSP.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active. The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

On December 30, 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Post-retirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures of investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. The disclosure requirements of this FSP are effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this FSP is permitted. The adoption of this FSP will not have a material impact on the Company’s consolidated financial statements.

Fourth Quarter Summary

In the fourth quarter of 2008, TCF reported net income of $27.7 million, compared with $62.8 million in the fourth quarter of 2007. Diluted earnings per common share was 20 cents for the fourth quarter of 2008, compared with 50 cents for the same 2007 period.

Net interest income was $147.1 million for the quarter ended December 31, 2008, up $7.5 million, or 5.4%, from the quarter ended December 31, 2007. The increase in net interest income was primarily due to the growth in average interest-earning assets, up $769.4 million over the fourth quarter of 2007. The net interest margin was 3.84% and 3.83% for the fourth quarter of 2008 and 2007, respectively.

TCF provided $47.1 million for credit losses in the fourth quarter of 2008, compared with $20.1 million in the fourth quarter of 2007, primarily due to higher consumer home equity net charge-offs and the resulting portfolio reserve rate increases. For the fourth quarter of 2008, net loan and lease charge-offs were $33.6 million, or 1.02% of average loans and leases outstanding, compared with $13.8 million, or .46% of average loans and leases outstanding during the same 2007 period primarily due to higher consumer home equity and commercial real estate loan net charge-offs.

Total non-interest income in the fourth quarter of 2008 was $125 million, compared with $138.9 million in the fourth quarter of 2007. The decrease in non-interest income was primarily due to a decrease in gains on securities and decreases in investments and insurance revenues as TCF stopped selling these products in the branches in the fourth quarter of 2008. Fees and service charges were $67.4 million, down 6.8% from the fourth quarter of 2007, primarily due to lower activity in deposit service fees. Card revenues totaled $25.2 million for the fourth quarter of 2008, up .7% over the same 2007 period. Leasing and equipment finance revenues were $16.3 million for the fourth quarter of 2008, up $1.5 million from the fourth quarter of 2007 primarily due to an increase in sales-type lease revenues.

Non-interest expense totaled $175.5 million for the 2008 fourth quarter, an increase of $15.1 million, or 9.4%, from $160.4 million for the 2007 fourth quarter, excluding Visa indemnification and operating lease depreciation. Compensation and employee benefits decreased $3.2 million, or 3.7%, from the fourth quarter of 2007, primarily due to exiting the investment business and lender reductions. Occupancy and equipment expenses increased $1.7 million, or 5.5%, from the fourth quarter of 2007, primarily due to costs associated with branch expansion, relocation and remodels. Deposit account premium expense increased $5.1 million from the fourth quarter of 2007, due to new marketing campaigns which resulted in increased checking account production. The fourth quarter of 2007 included a $7.7 million charge for TCF’s estimated contingent obligation related to Visa litigation indemnification. Other expense in the fourth quarter of 2008 increased $11 million, or 28.7%, primarily due to a $4.2 million increase in foreclosed real estate expense, increased deposit insurance premiums and a $3.7 million increase in severance and separation costs.

In the fourth quarter of 2008, the effective income tax rate was 38.8% of income before tax expense, up from 26.7% for the fourth quarter of 2007. The higher effective tax rate for the fourth quarter of 2008, compared with the fourth quarter of 2007, was primarily due to a $1.5 million charge recorded to income tax expense for distributions from the Company’s deferred compensation plans, compared with $5.4 million of favorable adjustments involving uncertain tax positions in the fourth quarter of 2007.

Forward-Looking Information

This annual report on Form 10-K and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include, but are not limited to, continued or deepening deterioration in general economic and banking industry conditions; continued increases in unemployment in TCF’s primary banking markets; limitations on TCF’s ability to pay dividends at current levels or to increase dividends in the future because of financial performance deterioration, regulatory restrictions, or limitations imposed as a result of TCF’s participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”); increased deposit insurance premiums or other costs related to deteriorating conditions in the banking industry and the economic impact on banks of the Emergency Economic Stabilization Act (“EESA”) or other related legislative and regulatory developments; the imposition of requirements with an adverse financial impact relating to TCF’s lending, loan collection and other business activities as a result of the EESA, TCF’s participation in the CPP, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws; possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legislative, regulatory or other changes affecting customer account charges and fee income; legislative changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions); reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments; including adoption of state legislation that would increase state taxes; adverse findings in tax audits or regulatory examinations and resulting enforcement actions; changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including continuing declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new market conditions or regulatory requirements; lack of or inadequate insurance coverage for claims against TCF; technological, computer related or operational difficulties or loss or theft of information; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; results of litigation, including potential class action litigation concerning TCF’s lending or deposit activities or employment practices and possible increases in indemnification obligations for certain litigation against Visa U.S.A. (“covered litigation”) and potential reductions in card revenues resulting from covered litigation or other litigation against Visa; heightened regulatory practices, requirements or expectations, including but not limited to requirements related to the Bank Secrecy Act and anti-money laundering compliance activity; or other significant uncertainties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage interest-rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks, in the normal course of its business, the Company considers interest-rate risk to be one of its most significant market risks. See “Item 1A. Risk Factors — Operational Risk Management” for further discussion. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. TCF, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices (e.g., the prime rate).

TCF’s Asset/Liability Committee (ALCO) manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The base net interest income simulation performed as of December 31, 2008, assumes interest rates are unchanged for the next twelve months. The net interest income simulation shows that if short-term and long-term interest rates were to sustain an immediate increase of 100 basis points in the next twelve months that net interest income would not significantly change from the base case.

Management exercises its best judgment in making assumptions regarding events that management can influence such as non-contractual deposit repricings and events outside management’s control such as customer behavior on loan and deposit activity, counterparty decisions on callable borrowings and the effect that competition has on both loan and deposit pricing. These assumptions are inherently uncertain and, as a result, net interest income simulation results will differ from actual results due the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.

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

TCF’s one-year interest rate gap was a negative $631 million, or 3.8% of total assets at December 31, 2008, compared with a negative $1 billion, or 6.4% of total assets at December 31, 2007. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 25 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.4 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2008, by approximately $325 million, or 16.5%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2008, by approximately $937 million, or 47.5%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates. Such factors include lenders’ willingness to lend funds, which itself can be impacted by the value of assets underlying loans and leases.

The following table summarizes TCF’s interest-rate gap position at December 31, 2008.

	Maturity/Rate Sensitivity
	Within	30 Days to	6 Months to
(Dollars in thousands)	30 Days	6 Months	1 Year	1 to 3 Years	3+ Years	Total
Interest-earning assets:
Consumer loans (1)	$181,118	$700,273	$731,534	$2,936,596	$2,358,619	$6,908,140
Commercial loans (1)	657,432	291,495	258,061	961,634	1,322,421	3,491,043
Leasing and equipment finance (1)	164,637	403,676	405,123	1,050,739	461,907	2,486,082
Securities available for sale (1)	41,249	358,444	415,076	683,375	467,960	1,966,104
Real estate loans (1)	14,491	83,526	90,308	149,319	117,799	455,443
Investments	2	124,880	—	—	30,843	155,725
Inventory finance	4,425	—	—	—	—	4,425
Education loans held for sale	749	—	—	—	8	757
Total	1,064,103	1,962,294	1,900,102	5,781,663	4,759,557	15,467,719
Interest-bearing liabilities:
Checking deposits (2)	503,034	52,369	57,947	792,251	2,564,167	3,969,768
Savings deposits (2)	1,460,500	187,035	184,671	784,659	440,758	3,057,623
Money market deposits (2)	303,919	21,692	20,614	243,316	30,137	619,678
Certificates of deposit	285,608	1,186,125	978,895	135,680	9,975	2,596,283
Short-term borrowings	226,861	—	—	—	—	226,861
Long-term borrowings (3)	2,842	204,170	11,495	473,847	3,741,559	4,433,913
Total	2,782,764	1,651,391	1,253,622	2,429,753	6,786,596	14,904,126
Interest-earning assets over (under) interest-bearing liabilities	(1,718,661)	310,903	646,480	3,351,910	(2,027,039)	563,593
Unsettled transactions	130,182	—	—	—	(130,182)	—
Cumulative gap	$(1,588,479)	$(1,277,576)	$(631,096)	$2,720,814	$563,593	$563,593
Cumulative gap as a percentage of total assets:
At December 31, 2008	(9.5)%	(7.6)%	(3.8)%	16.3%	3.4%	3.4%
At December 31, 2007	(1.3)%	(8.0)%	(6.4)%	3.4%	1.0%	1.0%

(1) Based upon contractual maturity, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon experience and third-party projections.

(2) Includes non-interest bearing deposits. At December 31, 2008, 15% of checking deposits, 60% of savings deposits, and 56% of money market deposits are included in amounts repricing within one year. At December 31, 2007, 34% of checking deposits, 64% of savings deposits, and 68% of money market deposits are included in amounts repricing within one year.

(3) Includes $3.6 billion of callable borrowings.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TCF Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TCF Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota

February 16, 2009

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2008	2007

Assets
Cash and due from banks	$342,380	$358,188
Investments	155,725	148,253
Securities available for sale	1,966,104	1,963,681
Education loans held for sale	757	156,135
Loans and leases:
Consumer home equity and other	6,908,140	6,590,631
Commercial real estate	2,984,156	2,557,330
Commercial business	506,887	558,325
Leasing and equipment finance	2,486,082	2,104,343
Inventory finance	4,425	—
Subtotal	12,889,690	11,810,629
Residential real estate	455,443	527,607
Total loans and leases	13,345,133	12,338,236
Allowance for loan and lease losses	(172,442)	(80,942)
Net loans and leases	13,172,691	12,257,294
Premises and equipment	447,826	438,452
Goodwill	152,599	152,599
Other assets	502,275	502,452
Total assets	$16,740,357	$15,977,054

Liabilities and Stockholders’ Equity
Deposits:
Checking	$3,969,768	$4,108,527
Savings	3,057,623	2,636,820
Money market	619,678	576,667
Certificates of deposit	2,596,283	2,254,535
Total deposits	10,243,352	9,576,549
Short-term borrowings	226,861	556,070
Long-term borrowings	4,433,913	4,417,378
Total borrowings	4,660,774	4,973,448
Accrued expenses and other liabilities	342,455	328,045
Total liabilities	15,246,581	14,878,042
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; 361,172 and 0 shares issued and outstanding	348,437	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 130,839,378 and 131,468,699 shares issued	1,308	1,315
Additional paid-in capital	330,474	354,563
Retained earnings, subject to certain restrictions	927,893	926,875
Accumulated other comprehensive loss	(3,692)	(18,055)
Treasury stock at cost, 3,413,855 and 4,866,480 shares, and other	(110,644)	(165,686)
Total stockholders’ equity	1,493,776	1,099,012
Total liabilities and stockholders’ equity	$16,740,357	$15,977,054

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2008	2007	2006

Interest income:
Loans and leases	$842,157	$836,953	$769,590
Securities available for sale	110,946	109,581	98,035
Education loans held for sale	5,355	13,252	15,009
Investments	5,937	8,237	3,504
Total interest income	964,395	968,023	886,138

Interest expense:
Deposits	156,774	230,625	195,324
Borrowings	213,948	187,221	153,284
Total interest expense	370,722	417,846	348,608
Net interest income	593,673	550,177	537,530
Provision for credit losses	192,045	56,992	20,689
Net interest income after provision for credit losses	401,628	493,185	516,841

Non-interest income:
Fees and service charges	270,739	278,046	270,166
Card revenue	103,082	98,880	92,084
ATM revenue	32,645	35,620	37,760
Investments and insurance revenue	9,405	10,318	10,695
Subtotal	415,871	422,864	410,705
Leasing and equipment finance	55,488	59,151	53,004
Other	2,702	8,270	21,567
Fees and other revenue	474,061	490,285	485,276
Gains on securities	16,066	13,278	—
Visa share redemption	8,308	—	—
Gains on sales of branches and real estate	—	37,894	4,188
Total non-interest income	498,435	541,457	489,464

Non-interest expense:
Compensation and employee benefits	341,203	346,468	341,857
Occupancy and equipment	127,953	120,824	114,618
Advertising and promotions	19,150	16,830	21,879
Deposit account premiums	16,888	4,849	5,047
Operating lease depreciation	17,458	17,588	14,347
Other	171,751	155,565	151,449
Total non-interest expense	694,403	662,124	649,197
Income before income tax expense	205,660	372,518	357,108
Income tax expense	76,702	105,710	112,165
Net income	128,958	266,808	244,943
Preferred stock dividends	2,540	—	—
Net income available to common stockholders	$126,418	$266,808	$244,943

Net income per common share:
Basic	$1.01	$2.13	$1.90
Diluted	$1.01	$2.12	$1.90
Dividends declared per common share	$1.00	$.97	$.92

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)	Number of Common Shares Issued	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Treasury Stock and Other	Total
Balance, December 31, 2005	184,386,193	$—	$1,844	$476,884	$1,536,611	$(21,215)	$(995,652)	$998,472
Comprehensive income (loss):
Net income	—	—	—	—	244,943	—	—	244,943
Other comprehensive loss	—	—	—	—	—	(374)	—	(374)
Comprehensive income (loss)	—	—	—	—	244,943	(374)	—	244,569
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(13,337)	—	(13,337)
Dividends on common stock	—	—	—	—	(121,405)	—	—	(121,405)
Repurchase of 3,900,000 common shares	—	—	—	—	—	—	(101,045)	(101,045)
Issuance of 738,890 common shares	—	—	—	(13,874)	—	—	13,874	—
Treasury stock retired	(52,500,000)	—	(525)	(126,765)	(876,667)	—	1,003,957	—
Cancellation of common shares	(134,635)	—	(1)	(490)	529	—	—	38
Cancellation of common shares for employee tax withholding	(90,809)	—	(1)	(2,451)	—	—	—	(2,452)
Amortization of stock compensation	—	—	—	7,499	—	—	—	7,499
Exercise of stock options, 28,667 shares	—	—	—	(192)	—	—	546	354
Stock compensation tax benefits	—	—	—	20,681	—	—	—	20,681
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(17,548)	—	—	17,548	—
Balance, December 31, 2006	131,660,749	$—	$1,317	$343,744	$784,011	$(34,926)	$(60,772)	$1,033,374
Comprehensive income:
Net income	—	—	—	—	266,808	—	—	266,808
Other comprehensive income	—	—	—	—	—	16,871	—	16,871
Comprehensive income	—	—	—	—	266,808	16,871	—	283,679
Dividends on common stock	—	—	—	—	(124,513)	—	—	(124,513)
Repurchase of 3,910,000 common shares	—	—	—	—	—	—	(105,251)	(105,251)
Issuance of 198,850 common shares	—	—	—	(4,850)	—	—	4,850	—
Cancellation of common shares	(140,775)	—	(1)	(615)	569	—	—	(47)
Cancellation of common shares for employee tax withholding	(51,275)	—	(1)	(1,409)	—	—	—	(1,410)
Amortization of stock compensation	—	—	—	7,430	—	—	—	7,430
Exercise of stock options, 87,083 shares	—	—	—	(992)	—	—	2,208	1,216
Stock compensation tax benefits	—	—	—	4,534	—	—	—	4,534
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	6,721	—	—	(6,721)	—
Balance, December 31, 2007	131,468,699	$—	$1,315	$354,563	$926,875	$(18,055)	$(165,686)	$1,099,012
Pension and postretirement measurement date change	—	—	—	—	65	—	—	65
Subtotal	131,468,699	—	1,315	354,563	926,940	(18,055)	(165,686)	1,099,077
Comprehensive income:
Net income	—	—	—	—	128,958	—	—	128,958
Other comprehensive income	—	—	—	—	—	14,363	—	14,363
Comprehensive income	—	—	—	—	128,958	14,363	—	143,321
Dividends on preferred stock	—	283	—	—	(2,540)	—	—	(2,257)
Dividends on common stock	—	—	—	—	(126,447)	—	—	(126,447)
Issuance of preferred shares and common warrant	—	348,154	—	12,850	—	—	—	361,004
Issuance of 755,838 common shares	—	—	—	(19,573)	—	—	19,573	—
Treasury shares sold to TCF employee benefit plans, 683,787 shares	—	—	—	(7,530)	—	—	17,707	10,177
Cancellation of common shares	(223,647)	—	(3)	(4,217)	982	—	—	(3,238)
Cancellation of common shares for employee tax withholding	(405,674)	—	(4)	(6,474)	—	—	—	(6,478)
Amortization of stock compensation	—	—	—	8,344	—	—	—	8,344
Exercise of stock options, 13,000 shares	—	—	—	(173)	—	—	336	163
Stock compensation tax benefits	—	—	—	10,110	—	—	—	10,110
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(17,426)	—	—	17,426	—
Balance, December 31, 2008	130,839,378	$348,437	$1,308	$330,474	$927,893	$(3,692)	$(110,644)	$1,493,776

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2008	2007	2006

Cash flows from operating activities:
Net income	$128,958	$266,808	$244,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,813	64,169	59,807
Provision for credit losses	192,045	56,992	20,689
Proceeds from sales of education loans held for sale	245,884	187,967	284,455
Principal collected on education loans held for sale	1,679	3,989	17,235
Originations of education loans held for sale	(95,318)	(206,752)	(216,468)
Net increase in other assets and accrued expenses and other liabilities	14,397	28,292	2,815
Gains on sales of assets and deposits, net	(16,679)	(51,172)	(5,790)
Other, net	12,161	6,751	34
Total adjustments	418,982	90,236	162,777
Net cash provided by operating activities	547,940	357,044	407,720

Cash flows from investing activities:
Principal collected on loans and leases	3,040,078	3,337,230	3,621,344
Originations and purchases of loans	(3,414,652)	(3,711,353)	(4,110,463)
Purchases of equipment for lease financing	(850,459)	(776,716)	(767,932)
Proceeds from sales of securities available for sale	1,707,821	1,916,424	—
Proceeds from maturities of and principal collected on securities available for sale	219,017	234,215	229,014
Purchases of securities available for sale	(1,888,527)	(2,369,452)	(397,504)
Net increase (decrease) in federal funds sold	—	71,000	(71,000)
Purchases of Federal Home Loan Bank stock	(144,611)	(95,226)	(68,948)
Proceeds from redemptions of Federal Home Loan Bank stock	140,196	53,008	49,466
Proceeds from sales of real estate owned	43,324	33,635	31,060
Purchases of premises and equipment	(49,556)	(76,637)	(79,614)
Proceeds from sales of premises and equipment	1,546	9,743	7,714
Proceeds from sale of mortgage servicing rights	—	—	41,160
Other, net	16,751	14,653	16,858
Net cash used by investing activities	(1,179,072)	(1,359,476)	(1,498,845)

Cash flows from financing activities:
Net increase in deposits	666,803	48,707	639,895
Sales of deposits, net	—	(213,294)	—
Net (decrease) increase in short-term borrowings	(329,209)	341,957	(258,014)
Proceeds from long-term borrowings	344,258	1,275,329	1,206,403
Payments on long-term borrowings	(323,348)	(217,406)	(321,830)
Purchases of common stock	—	(105,251)	(101,045)
Proceeds from issuance of preferred stock and common warrant	361,004	—	—
Dividends paid on common stock	(126,447)	(124,513)	(121,405)
Stock compensation tax benefits	10,110	4,534	20,681
Other, net	12,153	718	1,046
Net cash provided by financing activities	615,324	1,010,781	1,065,731
Net (decrease) increase in cash and due from banks	(15,808)	8,349	(25,394)
Cash and due from banks at beginning of year	358,188	349,839	375,233
Cash and due from banks at end of year	$342,380	$358,188	$349,839

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$378,132	$408,248	$331,345
Income taxes	$42,957	$93,634	$96,324
Transfer of loans and leases to other assets	$103,359	$73,733	$41,088

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of TCF Financial Corporation and its wholly owned subsidiaries. TCF Financial Corporation, a Delaware corporation, is a financial holding company engaged primarily in community banking and leasing and equipment finance through its primary subsidiary, TCF Bank. TCF Bank owns leasing and equipment finance, inventory finance and REIT subsidiaries. These subsidiaries are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Loan and Lease Losses The allowance for loan and lease losses is maintained at a level believed by management to be appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Management’s judgment as to the amount of the allowance is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, geographic location and prevailing economic conditions. Additionally, the level of impaired and non-performing assets, historical net charge-off amounts, delinquencies in the loan and lease portfolios, values of underlying loan and lease collateral and other relevant factors are reviewed to determine the amount of the allowance. Impaired loans include non-accrual and restructured commercial real estate and commercial business loans, equipment finance loans and certain modified consumer loans. Loan impairment is measured as the present value of the expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the collateral for collateral-dependent loans. Most consumer loans and residential real estate loans and all leases are excluded from the definition of an impaired loan and are evaluated on a pool basis.

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

Lease Financing TCF provides various types of lease financing that are classified for accounting purposes as direct financing, sales-type or operating leases. Leases that transfer substantially all of the benefits and risks of ownership to the lessee are classified as direct financing or sales-type leases and are included in loans and leases. Direct financing and sales-type leases are carried at the combined present value of the future minimum lease payments and the lease residual values. The determination of the lease classification requires various judgments and estimates by management including the fair value of the equipment at lease inception, useful life of the equipment under lease, estimate of the lease residual value and collectibility of minimum lease payments.

Sales-type leases generate dealer profit which is recognized at lease inception by recording lease revenue net of the lease cost. Lease revenue consists of the present value of the future minimum lease payments. Lease cost consists of the leased equipment’s book value, less the present value of its residual. The revenues associated with other types of leases are recognized over the term of the underlying leases. Interest income on direct financing and sales-type leases is recognized using methods which approximate a level yield over the fixed, non-cancelable term of the lease. TCF receives pro-rata rent payments for the interim period until the lease contract commences and the fixed, non-cancelable, lease term begins. TCF recognizes these interim payments in the month they are earned and records the income in interest income on direct finance leases. Management has policies and procedures in place for the determination of lease classification and review of the related judgments and estimates for all lease financings.

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

Leases which do not transfer substantially all benefits and risks of ownership to the lessee are classified as operating leases. Operating leases represent a rental agreement where ownership of the underlying equipment resides with TCF. Such leased equipment and related initial direct costs are included in other assets on the balance sheet and are depreciated on a straight-line basis over the term of the lease to its estimated salvage value. Depreciation expense is recorded as operating lease expense and included in non-interest expense. Operating lease rental income is recognized when it is due according to the provisions of the lease and is reflected as a component of non-interest income. An allowance for lease losses is not provided on operating leases.

Income Taxes Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax-basis carrying amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the enactment date occurs.

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

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefits of tax positions is recorded in income tax expense in the consolidated financial statements, net of the estimates of ultimate amounts due or owed including any applicable interest and penalties. Changes in the estimated amounts due or owed may result from closing of the statute of limitations on tax returns, new legislation, clarification of existing legislation through government pronouncements, the courts and through the examination process. TCF’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

Other Significant Accounting Policies

Investments Investments are carried at cost, adjusted for amortization of premiums or accretion of discounts, using methods which approximate a level yield. TCF periodically evaluates investments for “other than temporary” impairment with losses, if any, recorded in non-interest income as a loss on securities.

Securities Available for Sale Securities available for sale are carried at fair value with the unrealized holding gains or losses, net of related deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis and gains or losses on sales of securities available for sale are recognized on trade dates. Declines in the value of securities available for sale that are considered other than temporary are recorded in non-interest income as a loss on securities. TCF periodically evaluates securities available for sale for “other than temporary” impairment. Discounts and premiums on securities available for sale are amortized using methods which approximate a level yield over the life of the security.

Loans and Leases Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases. The net direct fees and costs for sales-type leases are offset against revenues recorded at the commencement of sales-type leases. Discounts and premiums on loans purchased, net direct fees and costs, unearned discounts and finance charges, and unearned lease income are amortized to interest income using methods which approximate a level yield over the estimated remaining lives of the loans and leases. Net direct fees and costs on lines of credit are amortized on a straight line basis over the contractual life of the line of credit and adjusted for payoffs. Net deferred fees and costs on home equity lines of credit are amortized to service fee income.

Loans and leases, including loans or leases that are considered to be impaired, are reviewed regularly by management and are generally placed on non-accrual status when the collection of interest or principal is 90 days or more past due (150 days or more past due or six payments are owed for loans secured by residential real estate), unless the loan or lease is adequately secured and in the process of collection. A loan secured by residential real estate is placed on non-accrual status if, upon notification of bankruptcy, the loan is 60 days or more past due. If the loan is current at notification, the loan is placed on non-accrual status at 90 days or when four payments are owed, or after a partial charge-off. When a loan or lease is placed on non-accrual status, uncollected interest accrued in prior years is charged off against the allowance for loan and lease losses and interest accrued in the current year is reversed. For non-accrual leases that have been funded on a non-recourse basis by third-party financial institutions, the related debt is also placed on non-accrual status. Interest payments received on loans and leases in non-accrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible.

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

Other Real Estate Owned Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property at the date of transfer to other real estate owned. The fair value of other real estate is determined through independent third-party appraisals, automated valuation methods or broker opinions. At the time a loan is transferred to other real estate owned, any carrying amount in excess of the fair value less estimated costs to sell the property is charged off to the allowance for loan and lease losses. Subsequently, if the fair value of an asset, less the estimated costs to sell, declines to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in other non-interest expense. Net operating expenses of properties and recoveries on sales of other real estate owned are also recorded in other non-interest expense.

Investments in Affordable Housing Limited Partnerships Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. TCF generally utilizes the effective yield method to account for these investments with the tax credits net of the amortization of the investment reflected in the Consolidated Statements of Income as a reduction of income tax expense. However, depending on circumstances, the equity or cost methods may be utilized. The amount of the investment along with any unfunded equity contributions which are unconditional and legally binding are recorded in other assets. A liability for the unfunded equity contributions is recorded in other liabilities. At December 31, 2008, TCF’s investments in affordable housing limited partnerships were $44.1 million, compared with $51 million at December 31, 2007 and were recorded in other assets.

Five of these investments in affordable housing limited partnerships are considered variable interest entities. These partnerships are not consolidated with TCF. As of December 31, 2008 and 2007, the carrying amount of these five investments was $43.1 million and $49.8 million, respectively. These amounts included $651 thousand and $12.3 million of unconditional unfunded equity contributions as of December 31, 2008 and 2007, respectively, which are recorded in other liabilities. The maximum exposure to loss on these five investments was $43.1 million at December 31, 2008; however, the general partner of these partnerships provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by an A credit-rated company and significantly limit any risk of loss. In addition to the guarantees, the investments are supported by the performance of the underlying real estate properties which also mitigates the risk of loss.

Intangible Assets Goodwill is tested for impairment annually or earlier whenever an event occurs indicating that goodwill may be impaired.

Stock-Based Compensation The fair value of restricted stock and stock options is determined on the date of grant and amortized to compensation expense, with a corresponding increase in additional paid-in capital, over the longer of the service period or performance period, but in no event beyond an employee’s retirement date. For performance-based restricted stock, TCF estimates the degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change. Non-forfeitable dividends, if any, paid on shares of restricted stock are recorded to retained earnings for shares that are expected to vest and to compensation expense for shares that are not expected to vest.

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax benefits that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then as compensation expense for the remaining amount. See Note 15 for additional information concerning stock-based compensation.

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

Note 2. Cash and Due from Banks

At December 31, 2008, TCF was required by Federal Reserve Board regulations to maintain reserves of $124.3 million in cash on hand or at the Federal Reserve Bank.

Note 3. Investments

The carrying values of investments, which approximate their fair values, consist of the following.

	At December 31,
(In thousands)	2008	2007
Federal Home Loan Bank stock, at cost:
Des Moines	$ 120,263	$ 115,848
Chicago	4,617	4,617
Subtotal	124,880	120,465
Federal Reserve Bank stock, at cost	22,706	20,423
Other	8,139	7,365
Total investments	$ 155,725	$ 148,253

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

The carrying values and yields on investments at December 31, 2008, by contractual maturity, are shown below.

	Carrying
(Dollars in thousands)	Value	Yield
Due in one year or less	$ —	—%
Due in 1-5 years	—	—
Due in 5-10 years	200	2.00
Due after 10 years	7,939	9.17
No stated maturity	147,586	2.96
Total	$ 155,725	3.28

Note 4. Securities Available for Sale

Securities available for sale consist of the following.

	At December 31,
	2008				2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ 1,928,245	$ 37,310	$ —	$ 1,965,555	$ 1,975,817	$ 2,493	$ (18,681)	$ 1,959,629
Other	299	—	—	299	3,992	—	(190)	3,802
Other securities	250	—	—	250	250	—	—	250
Total	$ 1,928,794	$ 37,310	$ —	$ 1,966,104	$ 1,980,059	$ 2,493	$ (18,871)	$ 1,963,681
Weighted-average yield	5.17%				5.27%

Gross gains of $17.7 million and $13.3 million were recognized on securities during 2008 and 2007, respectively. There were no gains on securities during 2006. $1.8 billion and $2 billion of mortgage-backed securities were pledged as collateral to secure certain deposits and borrowings at December 31, 2008 and 2007, respectively (see Notes 10 and 11 for additional information).

The amortized cost and fair value of securities available for sale at December 31, 2008, by contractual maturity, are shown below.

	At December 31, 2008
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$ —	$ —
Due in 1-5 years	432	437
Due in 5-10 years	488	504
Due after 10 years	1,927,874	1,965,163
No stated maturity	—	—
Total	$1,928,794	$1,966,104

At December 31, 2008, TCF had no securities in an unrealized loss position within the available for sale portfolio. The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues. TCF has the ability and intent to hold securities available for sale until a recovery of fair value. Accordingly, TCF concluded that no other-than-temporary impairment occurred at December 31, 2007.

At December 31, 2007
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ 286,063	$ (190)	$ 977,511	$ (18,491)	$ 1,263,574	$ (18,681)
Other	—	—	3,443	(190)	3,443	(190)
Total	$ 286,063	$ (190)	$ 980,954	$ (18,681)	$ 1,267,017	$ (18,871)

Note 5. Loans and Leases

The following table sets forth information about loans and leases, excluding loans held for sale.

	At December 31,		Percentage
(Dollars in thousands)	2008	2007	Change
Consumer home equity and other:
Home equity:
First mortgage lien	$ 4,426,219	$ 4,178,961	5.9%
Junior lien	2,420,116	2,344,113	3.2
Total consumer home equity	6,846,335	6,523,074	5.0
Other	61,805	67,557	(8.5)
Total consumer home equity and other	6,908,140	6,590,631	4.8
Commercial:
Commercial real estate:
Permanent	2,693,085	2,280,204	18.1
Construction and development	291,071	277,126	5.0
Total commercial real estate	2,984,156	2,557,330	16.7
Commercial business	506,887	558,325	(9.2)
Total commercial	3,491,043	3,115,655	12.0
Leasing and equipment finance (1):
Equipment finance loans	789,869	604,185	30.7
Lease financings:
Direct financing leases	1,813,254	1,611,881	12.5
Sales-type leases	22,095	26,657	(17.1)
Lease residuals	52,906	41,678	26.9
Unearned income and deferred lease costs	(192,042)	(180,058)	(6.7)
Total lease financings	1,696,213	1,500,158	13.1
Total leasing and equipment finance	2,486,082	2,104,343	18.1
Total consumer, commercial and leasing and equipment finance	12,885,265	11,810,629	9.1
Inventory finance	4,425	—	100.0
Residential real estate	455,443	527,607	(13.7)
Total loans and leases	$ 13,345,133	$ 12,338,236	8.2

(1)             Operating leases of $58.8 million and $71.1 million at December 31, 2008 and 2007, respectively, are included in Other Assets on the Consolidated Statements of Financial Condition.

The aggregate amount of loans to non-management directors of TCF and their related interests was $8.5 million and $24.4 million at December 31, 2008 and 2007, respectively. During 2008, no new loans were made and $142 thousand of loans were repaid. The remainder of the decrease from December 31, 2007 was primarily due to changes in non-management directors. All loans to outside directors and their related interests were made in the ordinary course of business on normal credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate amount of loans to executive officers of TCF was $57 thousand and $112 thousand at December 31, 2008 and 2007, respectively. In the opinion of management, the above mentioned loans to outside directors and their related interests and executive officers do not represent more than a normal risk of collection.

Future minimum lease payments for direct financing and sales-type leases as of December 31, 2008 are as follows.

(In thousands)	Total
2009	$643,356
2010	469,241
2011	336,413
2012	198,325
2013	91,193
Thereafter	27,543
Total	$1,766,071

Note 6. Allowance for Loan and Lease Losses

Following is a summary of the allowance for loan and lease losses and selected statistics.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Balance at beginning of year	$80,942	$58,543	$55,823
Provision for credit losses	192,045	56,992	20,689
Charge-offs	(114,800)	(52,421)	(33,221)
Recoveries	14,255	17,828	15,252
Net charge-offs	(100,545)	(34,593)	(17,969)
Balance at end of year	$172,442	$80,942	$58,543
Net charge-offs as a percentage of average loans and leases	.78%	.30%	.17%
Allowance for loan and lease losses as a percentage of total loans and leases at year-end	1.29	.66	.52

Information relating to impaired loans and non-accrual loans and leases is as follows.

	At or For the Year Ended December 31,
(In thousands)	2008	2007	2006
Impaired loans:
Balance, at year-end	$ 110,894	$ 30,598	$ 17,512
Related allowance for loan losses, at year-end (1)	24,558	2,718	2,470
Average impaired loans	68,283	21,490	8,169
Interest income recognized on impaired loans	102	91	603
Other non-accrual loans and leases:
Balance, at year-end	61,624	35,084	25,673
Interest income recognized on loans and leases on non-accrual status	782	676	449
Contractual interest on non-accrual loans and leases (2)	16,322	7,006	3,393

(1)             There were no impaired loans at December 31, 2008, 2007 and 2006 which, if required, did not have a related allowance for loan losses.

(2)             Represents interest which would have been recorded had the loans and leases performed in accordance with their contractual terms.

TCF had $27.4 million and $4.9 million of troubled debt restructuring loans at December 31, 2008 and 2007, respectively. There were no such loans outstanding at December 31, 2006. There were no material commitments to lend additional funds to customers whose loans or leases were classified as non-accrual at December 31, 2008. At December 31, 2008, accruing loans and leases delinquent for 90 days or more were $37.6 million, compared with $15.4 million at December 31, 2007.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows.

	At december 31,
(In thousands)	2008	2007
Land	$ 140,656	$ 131,942
Office buildings	257,807	236,893
Leasehold improvements	60,509	57,639
Furniture and equipment	294,790	288,876
Subtotal	753,762	715,350
Less accumulated depreciation and amortization	305,936	276,898
Total	$ 447,826	$ 438,452

TCF leases certain premises and equipment under operating leases. Net lease expense including utilities and other operating expenses was $35.5 million, $34 million and $32.9 million in 2008, 2007 and 2006, respectively.

At December 31, 2008, the total minimum rental payments for operating leases were as follows.

(In thousands)
2009	$ 26,858
2010	25,250
2011	23,453
2012	21,526
2013	20,096
Thereafter	125,673
Total	$242,856

Note 8. Goodwill

Goodwill is summarized as follows.

	At December 31,
(In thousands)	2008	2007
Goodwill related to:
Banking segment	$ 141,245	$ 141,245
Leasing segment	11,354	11,354
Total	$ 152,599	$ 152,599

No impairment of goodwill was required at December 31, 2008 or 2007.

Note 9. Deposits

Deposits are summarized as follows.

	At December 31,
	2008			2007
	Rate at		% of	Rate at		% of
(Dollars in thousands)	Year-End	Amount	Total	Year-End	Amount	Total
Checking:
Non-interest bearing	—%	$ 2,206,528	21.5%	—%	$2,228,598	23.3%
Interest bearing	.73	1,763,240	17.2	1.40	1,879,929	19.6
Total checking	.32	3,969,768	38.7	.64	4,108,527	42.9
Savings	1.96	3,057,623	30.0	2.60	2,636,820	27.5
Money market	1.66	619,678	6.0	2.57	576,667	6.0
Total checking, savings, and money market	1.09	7,647,069	74.7	1.50	7,322,014	76.5
Certificates of deposit	3.15	2,596,283	25.3	4.38	2,254,535	23.5
Total deposits	1.61	$ 10,243,352	100.0%	2.18	$9,576,549	100.0%

Certificates of deposit had the following remaining maturities at December 31, 2008.

(In thousands) Maturity	$ 100,000+	Other	Total
0-3 months	$363,631	$500,554	$864,185
4-6 months	210,993	401,234	612,227
7-12 months	339,546	634,678	974,224
13-24 months	32,030	91,209	123,239
25-36 months	1,912	10,530	12,442
37-48 months	208	3,615	3,823
49-60 months	529	3,635	4,164
Over 60 months	221	1,758	1,979
Total	$949,070	$1,647,213	$2,596,283

Note 10. Short-term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) for each of the years in the three year period ended December 31, 2008.

	2008		2007		2006
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

At December 31,
Federal funds purchased		$200,000.03%	$150,000	3.68%	$125,000	5.39%
Securities sold under repurchase agreements	24,980	2.75	43,297	4.31	86,788	4.95
Federal Home Loan Bank advances	—	—	100,000	4.33	—	—
Line of credit	—	—	9,500	5.93	—	—
U.S. Treasury, tax and loan borrowings	1,881	—	253,273	4.29	2,324	4.99
Total		$226,861.33	$556,070	4.16	$214,112	5.20

Year ended December 31,
Average daily balance
Federal funds purchased	$208,307	2.14%	$131,551	4.98%	$502,200	5.06%
Securities sold under repurchase agreements	36,666	2.47	36,768	4.73	53,087	4.63
Federal Home Loan Bank advances	133,538	1.97	17,575	4.48	24,657	4.57
Line of credit	5,997	5.17	8,276	7.29	1,893	5.38
U.S. Treasury, tax and loan borrowings	27,255	2.55	36,123	4.68	15,015	5.31
Total	$411,763	2.18	$230,293	4.94	$596,852	5.03

Maximum month-end balance
Federal funds purchased	$395,000	N.A.	$354,000	N.A.	$645,000	N.A.
Securities sold under repurchase agreements	57,485	N.A.	84,051	N.A.	188,162	N.A.
Federal Home Loan Bank advances	400,000	N.A.	100,000	N.A.	200,000	N.A.
Line of credit	17,500	N.A.	31,000	N.A.	27,000	N.A.
U.S. Treasury, tax and loan borrowings	255,715	N.A.	253,273	N.A.	145,493	N.A.

N.A. Not Applicable.

Securities underlying repurchase agreements are book entry securities. During the borrowing period, book entry securities were delivered by entry into the counterparties’ accounts through the Federal Reserve System. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, but have agreed to resell to TCF identical or substantially identical securities upon the maturities of the agreements. At December 31, 2008, all of the securities sold under short-term repurchase agreements provided for the repurchase of identical securities and were collateralized by mortgage-backed securities having a fair value of $25.1 million.

At December 31, 2008, TCF Financial (parent company) had a $50 million unsecured line of credit that would have matured in April 2009, and contained certain covenants common to such agreements. In January 2009, TCF Financial terminated this line of credit. As of December 31, 2008, TCF was not in default with respect to any of its covenants under the line of credit agreement. The interest rate on the line of credit was based on either the prime rate or LIBOR. TCF had the option to select the interest rate index and term for advances on the line of credit. The line of credit was used for appropriate corporate purposes. At December 31, 2008, TCF had no outstanding balance on its bank line of credit compared with $9.5 million at December 31, 2007.

TCF has elected to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. Under the program, on or before October 31, 2009, TCF could issue up to $329 million of qualifying senior unsecured debt that would be guaranteed by the FDIC and backed by the full faith and credit of the United States. Any debt issued under the program would be guaranteed until June 30, 2012 and TCF would be required to pay up to a 100 basis point fee on the outstanding balance during the guarantee period. As of December 31, 2008, TCF has not issued any debt under the program.

Note 11. Long-term Borrowings

Long-term borrowings consist of the following.

	At December 31,
		2008		2007
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2009	$ 117,000	5.26%	$ 117,000	5.26%
	2010	100,000	6.02	100,000	6.02
	2011	300,000	4.64	200,000	4.85
	2015	900,000	4.18	1,400,000	4.16
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	—	—
Subtotal		4,067,000	4.45	4,167,000	4.49
Subordinated bank notes	2014	74,917	5.27	74,726	5.27
	2015	49,790	5.37	49,619	5.37
	2016	74,457	5.63	74,395	5.63
Subtotal		199,164	5.43	198,740	5.43
Junior subordinated notes (trust preferred)	2068	110,440	11.20	—	—
Discounted lease rentals	2008	—	—	24,318	7.13
	2009	25,104	6.38	15,439	7.10
	2010	17,077	6.29	6,681	6.98
	2011	8,976	6.34	1,732	7.00
	2012	4,059	6.47	276	6.98
	2013	1,118	6.94	—	—
	2014	9	7.73	—	—
Subtotal		56,343	6.36	48,446	7.09
Other borrowings	2008	—	—	2,226	4.51
	2009	966	5.00	966	5.00
Subtotal		966	5.00	3,192	4.66
Total long-term borrowings		$4,433,913	4.69	$4,417,378	4.56

At December 31, 2008, TCF has pledged loans secured by residential real estate, commercial real estate loans and FHLB stock with an aggregate carrying value of $5.6 billion as collateral for FHLB advances. Included in FHLB advances and repurchase agreements at December 31, 2008 are $717 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity. In addition, TCF has $2 billion of FHLB advances and $900 million of repurchase agreements which contain one-time call provisions for various years from 2009 through 2011.

The probability that the advances and repurchase agreements will be called by counterparties depends primarily on the level of related interest rates during the call period. If FHLB advances are called, replacement funding will be available from the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at December 31, 2008 were as follows.

(Dollars in thousands)		Weighted-		Weighted-
	Next	Average	Stated	Average
Year	Call	Rate	Maturity	Rate
2009	$1,717,000	4.57%	$117,000	5.26%
2010	1,450,000	4.56	100,000	6.02
2011	400,000	3.84	200,000	4.85
2015	—	—	500,000	4.15
2016	—	—	1,100,000	4.49
2017	—	—	1,250,000	4.60
2018	—	—	300,000	3.51
Total	$3,567,000	4.48	$3,567,000	4.48

The $75 million of subordinated notes due 2014 have a fixed-rate coupon of 5% through June 14, 2009, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.63%. The $50 million of subordinated notes due 2015 have a fixed-rate coupon of 5% through March 14, 2010, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par after June 14, 2009, and March 14, 2010, respectively. The $75 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% until February 1, 2016. All of these subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations.

In 2008, TCF formed TCF Capital I (the “Trust”), a statutory trust formed under the laws of the state of Delaware. The Trust is a wholly-owned finance subsidiary of TCF. The Trust issued 10.75% Capital Securities, Series I (the “Securities”), to the public, using the proceeds to purchase $115 million of 10.75% Junior Subordinated Notes, Series I (the “Notes”), from TCF. The Securities are fully and unconditionally guaranteed by TCF. The Notes qualify as Tier 1 capital and are redeemable, at par, after August 14, 2013, with a final maturity of August 15, 2068. Net proceeds after issuance costs were $110.4 million, resulting in a weighted-average rate of 11.20%.

For certain equipment leases, TCF utilizes its lease rentals and underlying equipment as collateral to borrow from other financial institutions at fixed rates on a non-recourse basis. In the event of a default by the customer on these financings, the other financial institution has a first lien on the underlying leased equipment and TCF is only entitled to residual proceeds in excess of the outstanding borrowing balance. In non-recourse financings, the other financial institution has no further recourse against TCF.

Note 12. Income Taxes

(In thousands)	Current	Deferred	Total
Year ended December 31, 2008:
Federal	$ 46,627	$24,191	$ 70,818
State	1,715	4,169	5,884
Total	$ 48,342	$28,360	$ 76,702
Year ended December 31, 2007:
Federal	$ 91,170	$13,900	$105,070
State	3,100	(2,460)	640
Total	$ 94,270	$11,440	$105,710
Year ended December 31, 2006:
Federal	$112,465	$ (439)	$112,026
State	1,830	(1,691)	139
Total	$114,295	$(2,130)	$112,165

The effective income tax rate differs from the federal income tax rate of 35% as a result of the following.

	Year Ended December 31,
	2008	2007	2006
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) in income tax expense resulting from:
State income tax, net of federal income tax benefit	1.86	.11	.03
Deductible stock dividends	(1.60)	(1.04)	(1.14)
Investments in affordable housing	(.77)	(.60)	(.60)
Changes in uncertain tax positions	.57	(2.39)	(2.05)
Deferred tax adjustments due to law changes	1.40	(.55)	—
Federal settlement of prior year issue	—	(2.27)	—
Compensation deduction limitations	.77	.04	.11
Other, net	.07	.08	.06
Effective income tax rate	37.30%	28.38%	31.41%

A reconciliation of the change in the gross amount, before related tax effects, of unrecognized tax benefits from January 1, 2008 to December 31, 2008 is as follows:

(In thousands)
Balance at January 1, 2008	$13,040
Increases for tax positions related to the current year	2,414
Increases for tax positions related to prior years	181
Decreases for tax positions related to prior years	(1,332)
Settlements with taxing authorities	(3,230)
Decreases related to lapses of applicable statutes	(1,852)
Balance at December 31, 2008	$ 9,221

The total amount of unrecognized tax benefits that, if recognized, would affect the tax provision and the effective income tax rate is $5.6 million, net of related tax benefit effects.

TCF’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The gross amount of accrued interest on unrecognized tax benefits was $791 thousand at December 31, 2008. TCF recorded a reduction of accrued interest of $572 thousand and $768 thousand during 2008 and 2007, respectively.

TCF’s federal income tax returns are open and subject to examination from the 2005 tax return year and forward. TCF’s various state income tax returns are generally open from the 2004 and later tax return years based on individual state statutes of limitation. Changes in the amount of unrecognized tax benefits within the next twelve months from normal expirations of statutes of limitation are not expected to be material. TCF is under examination by the Internal Revenue Service and certain states. TCF does not currently expect to resolve these examinations within the next twelve months. Developments in these examinations or other events could cause management to change its judgment about the amount of unrecognized tax benefits. Due to the amount and nature of these possible events, an estimate of the range of reasonably possible changes in the amount of unrecognized tax benefits cannot be made.

The significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows.

	At December 31,
(In thousands)	2008	2007
Deferred tax assets:
Allowance for loan and lease losses	$60,795	$30,968
Stock compensation and deferred compensation plans	18,599	30,766
Net operating losses	7,811	7,065
Pension and postretirement benefits	4,870	—
Securities available for sale	—	5,868
Valuation allowance	(1,499)	(2,131)
Other	8,338	6,531
Total deferred tax assets	98,914	79,067
Deferred tax liabilities:
Lease financing	154,220	108,825
Loan fees and discounts	25,237	25,412
Premises and equipment	14,241	13,143
Securities available for sale	13,615	—
Prepaid expenses	7,877	7,907
Investments in affordable housing	3,442	4,455
Investment in FHLB stock	3,134	3,169
Pension and postretirement benefits	—	5,078
Other	6,296	3,186
Total deferred tax liabilities	228,062	171,175
Net deferred tax liabilities	$129,148	$92,108

Note 13. Stockholders’ Equity

Restricted Retained Earnings Retained earnings at December 31, 2008 includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to shareholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Treasury Stock and Other Treasury stock and other consists of the following.

	At December 31,
(In thousands)	2008	2007
Treasury stock, at cost	$(88,404)	$(126,020)
Shares held in trust for deferred compensation plans, at cost	(22,240)	(39,666)
Total	$(110,644)	$(165,686)

No repurchases of common stock were made in 2008. TCF purchased 3.9 million shares of its common stock during each of the years ended December 31, 2007 and 2006. At December 31, 2008, TCF had 5.4 million shares remaining in its stock repurchase programs authorized by the Board. However, due to TCF’s participation in the CPP, TCF may not repurchase shares of common stock for three years from the date of the Agreement unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of TCF.

Shares Held in Trust for Deferred Compensation Plans TCF has maintained certain deferred compensation plans that previously allowed eligible executives, senior officers and certain other employees to defer payment of up to 100% of their base salary and bonus as well as grants of restricted stock. Directors are allowed to defer up to 100% of their fees and restricted stock awards. TCF also has a supplemental nonqualified Employee Stock Purchase Plan in which certain employees can contribute from 0% to 50% of their salary and bonus. There were no company contributions to these plans, other than payment of administrative expenses. The amounts deferred were invested in TCF stock or other publicly traded stocks, bonds or mutual funds. In October, 2008, TCF terminated the executive and employee deferred compensation plans. At December 31, 2008, the fair value of the assets in the plans totaled $28.1 million and included $22.6 million invested in TCF common stock compared with a total fair value of $93.3 million, including $70.6 million invested in TCF common stock at December 31, 2007. The cost of TCF common stock held by TCF’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.

Preferred Stock and Warrant On November 14, 2008, TCF Financial Corporation entered into a definitive agreement with the U.S. Treasury. Pursuant to the Agreement, TCF sold 361,172 shares of Senior Perpetual Preferred Stock, par value $.01 per share, having a liquidation amount equal to $1,000 per share, with an attached warrant (“The Warrant”) to purchase 3,199,988 shares of TCF’s common stock, par value $0.01 per share, for the aggregate price of $361.2 million, to the U.S. Treasury.

The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. Under the terms of the CPP, the preferred stock may be redeemed with the approval of the Federal Reserve in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at par value plus accrued and unpaid dividends.

The Warrant has a 10-year term with 50% vesting immediately upon issuance and the remaining 50% vesting on January 1, 2010 if certain qualified equity offerings are not satisfied. The Warrant has an exercise price, subject to anti-dilution adjustments, equal to $16.93 per share of common stock.

Note 14. Regulatory Capital Requirements

TCF is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for the current year combined with its retained net profits for the preceding two calendar years, which was $132.1 million at December 31, 2008, without prior approval of the OCC. TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Tier 1 leverage capital
TCF	$1,461,973	8.97%	$ 488,950	3.00%	N.A.	N.A.
TCF National Bank	1,364,053	8.41	486,552	3.00	$ 810,920	5.00%
Tier 1 risk-based capital
TCF	1,461,973	11.79	496,059	4.00	744,088	6.00
TCF National Bank	1,364,053	11.06	493,388	4.00	740,082	6.00
Total risk-based capital
TCF	1,817,225	14.65	992,117	8.00	1,240,147	10.00
TCF National Bank	1,718,476	13.93	986,776	8.00	1,233,470	10.00
As of December 31, 2007:
Tier 1 leverage capital
TCF	$ 964,467	6.16%	$ 469,914	3.00%	N.A.	N.A.
TCF National Bank	900,864	5.76	468,806	3.00	$ 781,343	5.00%
Tier 1 risk-based capital
TCF	964,467	8.28	465,931	4.00	698,897	6.00
TCF National Bank	900,864	7.75	464,934	4.00	697,402	6.00
Total risk-based capital
TCF	1,245,808	10.70	931,863	8.00	1,164,829	10.00
TCF National Bank	1,182,196	10.17	929,869	8.00	1,162,336	10.00

N.A. Not Applicable.

The minimum and well capitalized requirements are determined by the FRB for TCF and by the OCC for TCF National Bank pursuant to the FDIC Improvement Act of 1991. At December 31, 2008, TCF, TCF National Bank and TCF National Bank Arizona exceeded their regulatory capital requirements and are considered “well-capitalized”.

Note 15. Stock Compensation

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel. Under the Program, no more than 5% of the shares of TCF common stock outstanding on the date of initial shareholder approval may be awarded. At December 31, 2008, there were 3,394,013 shares reserved for issuance under the Program, including 126,800 shares related to outstanding stock options that are fully vested.

At December 31, 2008, there were 885,550 shares of performance-based restricted stock that will vest only if certain return on equity goals or service conditions, as defined in the Program, are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited. Subsequent to December 31, 2008, 283,050 shares were forfeited due to performance goals not being met and modifications were made on 550,000 shares to remove the performance criteria. Other restricted stock grants vest over periods from ten months to seven years. The weighted-average grant date fair value of restricted stock was $12.50, $26.81 and $25.31 for shares granted in 2008, 2007 and 2006, respectively. Compensation expense for restricted stock and stock options totaled $5.7 million, $7.1 million and $7 million in 2008, 2007 and 2006, respectively. The recognized tax benefit for stock compensation expense was $2 million, $2.4 million and $2.3 million in 2008, 2007 and 2006, respectively. Unrecognized stock compensation expense for restricted stock awards was $20.8 million with a weighted-average remaining amortization period of 2.4 years at December 31, 2008, compared with $13.8 million with a weighted-average remaining amortization period of 1.4 years at December 31, 2007 and $19.6 million with a weighted-average remaining amortization period of 2 years at December 31, 2006.

TCF has also issued stock options under the Program that generally become exercisable over a period of one to 10 years from the date of the grant and expire after 10 years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant.

The following table reflects TCF’s stock option and restricted stock transactions under the Program since December 31, 2005.

	Restricted Stock		Stock Options
				Exercise Price
	Shares	Price Range	Shares	Range	Weighted- Average
Outstanding at December 31, 2005	2,309,276	$9.87 - $30.28	259,800	$11.78 - $16.64	$13.76
Granted	713,900	25.18 - 26.69	—	—	—
Exercised	—	—	(28,667)	11.78 - 16.09	12.33
Forfeited	(133,535)	9.87 - 30.28	—	—	—
Vested	(270,300)	18.03 - 24.10	—	—	—
Outstanding at December 31, 2006	2,619,341	9.87 - 30.28	231,133	11.78 - 16.64	13.93
Granted	198,850	24.26 - 28.64	—	—	—
Exercised	—	—	(87,083)	11.78 - 16.64	13.96
Forfeited	(140,775)	9.87 - 30.13	—	—	—
Vested	(152,200)	20.38 - 26.39	—	—	—
Outstanding at December 31, 2007	2,525,216	9.87 - 30.28	144,050	11.78 - 16.09	13.91
Granted	753,650	9.41 - 17.37	2,626,000	12.85 - 15.75	14.65
Exercised	—	—	(13,000)	11.78 - 14.30	12.56
Forfeited	(222,850)	17.37 - 30.28	(383,631)	15.03 - 16.09	15.74
Vested	(1,168,499)	9.87 - 28.02	—	—	—
Outstanding at December 31, 2008	1,887,517	9.41 - 30.28	2,373,419	11.78 - 15.75	14.44
Exercisable at December 31, 2008	N.A.	N.A.	126,800	11.78 - 14.52	14.01

N.A. Not Applicable.

The following table summarizes information about stock options outstanding at December 31, 2008.

	Stock Options Outstanding			Stock Options Exercisable
Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise price range	Shares	Price	Life in Years	Shares	Price
$11.78 - $14.52	126,800	$14.01	0.34	126,800	$14.01
$12.85 - $15.75	2,246,619	$14.46	9.26	—	$ —

Additional valuation and related assumption information for TCF’s stock option plans is presented below.

Expected volatility	28.5%
Weighted-average volatility	28.5%
Expected dividend yield	3.5%
Expected term (in years)	6.25 - 6.75
Risk-free interest rate	2.58 - 2.91%

Note 16. Employee Benefit Plans

Employee Stock Purchase Plan The TCF Employees Stock Purchase Plan generally allows participants to make contributions of up to 50% of their salary and bonus on a tax-deferred basis. TCF matches the contributions of all participants with TCF common stock at the rate of 50 cents per dollar for employees with one through four years of service, up to a maximum company contribution of 3% of the employee’s salary and bonus, 75 cents per dollar for employees with five through nine years of service, up to a maximum company contribution of 4.5% of the employee’s salary and bonus, and $1 per dollar for employees with 10 or more years of service, up to a maximum company contribution of 6% of the employee’s salary and bonus. Employee contributions vest immediately while the Company’s matching contributions are subject to a graduated vesting schedule based on an employee’s years of service with full vesting after five years. Employees have the opportunity to diversify and invest their account balance, including matching contributions, in various mutual funds or TCF common stock. At December 31, 2008, the fair value of the assets in the plan totaled $127.7 million and included $105.8 million invested in TCF common stock. The Company’s matching contributions are expensed when made. TCF’s contributions to the plan were $6.9 million, $6.6 million and $5.1 million in 2008, 2007 and 2006, respectively.

Pension Plan The TCF Cash Balance Pension Plan (the “Pension Plan”) is a qualified defined benefit plan covering eligible employees who are at least 21 years old and have completed a year of eligibility service with TCF. Employees hired after June 30, 2004 are not eligible to participate in the Pension Plan. Effective March 31, 2006, TCF amended the Pension Plan to discontinue compensation credits for all participants. Interest credits will continue to be paid until participants’ accounts are distributed from the Pension Plan. Each month TCF credits participant accounts with interest on the account balance based on the five-year Treasury rate plus 25 basis points. All participant accounts are vested.

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

TCF accounts for the Pension Plan in accordance with Statement of Financial Accounting Standard (SFAS) No. 87 “Employers’ Accounting for Pensions,” and SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” as amended by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires companies to reflect each defined benefit and other postretirement benefits plan’s funded status on the company’s balance sheet. TCF implemented these provisions for the year ended December 31, 2006. TCF changed its measurement date to December 31 in 2008 as required by SFAS No. 158. TCF recorded a $65 thousand credit to January 1, 2008 retained earnings for adoption of SFAS No. 158 measurement date change. The Company does not consolidate the assets and liabilities associated with the Pension Plan.

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

The following table sets forth the status of the Pension Plan and the Postretirement Plan at the dates indicated.

	Pension Plan		Postretirement Plan
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2008(1)	2007	2008(1)	2007
Benefit obligation:
Accrued participant balance – vested	$ 53,156	$55,467	N.A.	N.A.
Present value of future service and benefits	(4,107)	(3,011)	N.A.	N.A.
Total projected benefit obligation	$ 49,049	$52,456	N.A.	N.A.
Accumulated benefit obligation	$ 49,049	$52,456	N.A.	N.A.
Change in benefit obligation:
Benefit obligation at beginning of year	$ 52,456	$56,765	$ 9,491	$ 9,410
Service cost – benefits earned during the year	—	—	15	17
Interest cost on projected benefit obligation	3,668	2,930	670	491
Plan amendments	—	—	—	(484)
Actuarial (gain) loss	(1,733)	(1,101)	(492)	1,175
Benefits paid	(5,342)	(6,138)	(1,300)	(1,118)
Projected benefit obligation at end of year	49,049	52,456	8,384	9,491
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	67,506	64,277	—	—
Actual return on plan assets	(28,540)	9,367	—	—
Benefits paid	(5,342)	(6,138)	(1,300)	(1,118)
TCF contributions	5,000	—	1,300	1,118
Fair value of plan assets at end of year	38,624	67,506	—	—
Funded status of plans at end of year	(10,425)	15,050	(8,384)	(9,491)
Amounts recognized in Statements of Financial Condition:
Prepaid (accrued) benefit cost at end of year	(10,425)	15,050	(8,384)	(9,491)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss, before tax:
Transition obligation	—	—	15	20
Accumulated actuarial net loss	38,788	7,221	3,637	4,518
Accumulated other comprehensive loss (AOCL), before tax	38,788	7,221	3,652	4,538
Total prepaid (accrued) benefit cost and AOCL	$ 28,363	$22,271	$(4,732)	$(4,953)

(1) 15 months in 2008 due to SFAS 158 measurement date change.

N.A. Not Applicable.

The following table sets forth the changes recognized in accumulated other comprehensive loss at the dates indicated.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2008	2007	2006	2008	2007	2006
Accumulated other comprehensive loss at the beginning of the year	$ 7,221	$16,410	$ —	$4,538	$4,171	$ —
Impact of plan amendments on transition obligation	—	—	—	—	(484)	—
Actuarial net loss (gain) arising during the period	33,130	(5,530)	—	(492)	1,175	—
Amortizations (recognized in net periodic benefit cost):
Transition obligation cost (credit)	—	—	—	(4)	(101)	—
Actuarial loss	(859)	(1,997)	—	(311)	(223)	—
Settlement expense	(490)	(1,662)	—	—	—	—
Measurement date change	(214)	—	—	(79)	—	—
Initial application of FAS 158	—	—	16,410	—	—	4,171
Total recognized in other comprehensive (income) loss	31,567	(9,189)	16,410	(886)	367	4,171
Accumulated other comprehensive loss at end of year, before tax	$38,788	$ 7,221	$16,410	$3,652	$4,538	$4,171

The measurement dates used for determining the Pension Plan and the Postretirement Plan projected and accumulated benefit obligations and the dates used to value plan assets were December 31, 2008 and September 30, 2007. The discount rate used to measure the benefit obligation of the Pension Plan was 6.25% for the year ended December 31, 2008 and 6% for the year ended December 31, 2007. The discount rate used to measure the benefit obligation of the Postretirement Plan was 6.25% for the year ended December 31, 2008 and 6% for the year ended December 31, 2007.

Net periodic benefit cost included in compensation and employee benefits expense consists of the following.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2008	2007	2006	2008	2007	2006
Interest cost	$ 2,934	$ 2,930	$ 3,109	$537	$491	$433
Expected return on plan assets	(5,059)	(4,938)	(5,023)	—	—	—
Service cost	—	—	1,421	12	17	26
Recognized actuarial loss	859	1,997	2,330	310	223	119
Settlement expense	490	1,662	1,742	—	—	—
Amortization of transition obligation	—	—	—	4	101	101
Amortization of prior service cost	—	—	(21)	—	—	—
Plan amendment/curtailment gain	—	—	(400)	—	—	—
Net periodic benefit (income) cost	$ (776)	$ 1,651	$ 3,158	$863	$832	$679

The discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation used to determine the net benefit cost were as follows.

	Pension Plan				Postretirement Plan
Assumptions used to	Year Ended December 31,				Year Ended December 31,
determine net benefit cost	2008	2007	2006		2008	2007	2006
Discount rate	6.0%	5.5%	5.25/5.5	%(1)	6.0%	5.5%	5.25%
Expected long-term rate of return on plan assets	8.50	8.50	8.75		N.A.	N.A.	N.A.
Rate of compensation increase	N.A.	N.A.	4.0		N.A.	N.A.	N.A.

(1)             Due to a curtailment and liability remeasurement as of February 1, 2006 for the Pension Plan, the discount rate used to determine net benefit cost was increased from 5.25% for the period ending February 1, 2006 to 5.5% for the period ended December 31, 2006.

N.A. Not Applicable.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows.

		Postretirement
(In thousands)	Pension Plan	Plan	Total
Actuarial net loss	$1,263	$252	$1,515
Settlement expense	3,530	—	3,530
Transition obligation	—	4	4
Net loss	$4,793	$256	$5,049

TCF’s Pension Plan assets are invested in index mutual funds that are designed to mirror the performance of the Standard and Poor’s 500 and the Morgan Stanley Capital International U.S. Mid-Cap 450 indexes, at targeted weightings of 75% and 25%, respectively.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year weighted-average return of the indexes consistent with the Plan’s current investment strategy was .2%, net of administrative expenses, and was significantly impacted by the market events of 2008. Although past performance is no guarantee of the future results, TCF is not aware of any reasons why it should not be able to achieve the assumed future average long-term annual returns of 8.5%, net of administrative expenses, on plan assets over complete market cycles. A 1% difference in the expected return on plan assets would result in a $603 thousand change in net periodic pension expense.

The discount rate used to determine TCF’s pension and postretirement benefit obligations as of December 31, 2008 and December 31, 2007 was determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by Moody’s. Bonds containing call or put provisions were excluded. The average estimated duration of TCF’s Pension and Postretirement Plans varied between seven and eight years. In prior years, the discount rate was determined based on the Moody’s AA and Citigroup Pension Liability long-term bond indexes.

The actual return (loss) on plan assets, net of administrative expenses was (50.8)% for the 15 months ended December 31, 2008 and 14.4% for the 12 months ended September 30, 2007. The actual loss on plan assets for the 15 months ended December 31, 2008 increased the actuarial loss by $34.9 million. The increase in the discount rate from 6% at September 30, 2007 to 6.25% at December 31, 2008 decreased the actuarial loss by $746 thousand. Various plan participant census changes reduced the actuarial loss by $988 thousand during the 15 months ended December 31, 2008. The accumulated other comprehensive loss in excess of 10% of the greater of the accumulated benefit obligation or fair value of the plan assets is amortized over approximately seven years.

For 2008, TCF is eligible to contribute up to $8.1 million to the Pension Plan until the 2008 federal income tax return extension due date under various IRS funding methods. During 2008, TCF contributed $5 million to the Pension Plan. TCF plans to contribute to the Pension Plan in 2009 to maintain a minimum 80% funded level and expects a minimum contribution of $800 thousand to be required. TCF expects to contribute $1 million to the Postretirement Plan in 2009. TCF contributed $1.3 million to the Postretirement Plan for the 15 months ended December 31, 2008. TCF currently has no plans to pre-fund the Postretirement Plan in 2009.

The following are expected future benefit payments used to determine projected benefit obligations.

(In thousands)	Pension Plan	Postretirement Plan
2009	$ 4,721	$ 960
2010	4,589	933
2011	4,203	906
2012	4,326	881
2013	3,815	849
2014-2018	17,290	3,712

The following table presents assumed health care cost trend rates for the Postretirement Plan at December 31, 2008 and 2007.

	2008	2007
Health care cost trend rate assumed for next year	8%	9%
Final health care cost trend rate	5%	5%
Year that final health care trend rate is reached	2012	2012

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$ 23	$ (21)
Effect on postretirement benefits obligations	338	(305)

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

Financial instruments with off-balance sheet risk are summarized as follows.

	At December 31,
(In thousands)	2008	2007
Commitments to extend credit:
Consumer home equity and other	$1,800,782	$1,927,001
Commercial	393,187	621,025
Leasing and equipment finance	86,909	89,206
Other	108	83,686
Total commitments to extend credit	2,280,986	2,720,918
Standby letters of credit and guarantees on industrial revenue bonds	58,697	76,357
Total	$2,339,683	$2,797,275

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

Standby Letters of Credit and Guarantees on Industrial Revenue Bonds Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third-party. These conditional commitments expire in various years through the year 2012. Collateral held primarily consists of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Note 18. Fair Value Measurement

Effective January 1, 2008, TCF adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, TCF has not applied the provisions of this statement to non-financial assets and liabilities such as real estate owned, repossessed assets and equipment held for sale. SFAS 157 defines fair value and establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”.

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at December 31, 2008.

Securities Available for Sale At December 31, 2008, securities available for sale consisted primarily of U.S. Government Sponsored Enterprise securities. The fair value of available for sale securities is recorded using observable market prices from independent asset pricing services that are based on observable transactions, but not a quoted market.

Assets Held in Trust for Deferred Compensation At December 31, 2008, assets held in trust for deferred compensation plans included investments in publicly traded stocks, other than TCF stock, and mutual funds. The fair value of these assets is based upon quotes from independent asset pricing services based on active markets.

At December 31, 2008, the fair value of assets measured on a recurring basis are:

(In thousands)	Readily Available Market Prices	(1)	Observable Market Prices	(2)	Company Determined Market Prices	(3)	Total at Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ —		$1,965,555		$ —		$1,965,555
Other	—		—		299		299
Other securities	—		—		250		250
Assets held in trust for deferred compensation plans(4)	5,516		—		—		5,516
Total assets	$5,516		$1,965,555		$549		$1,971,620

(1)             Considered Level 1 under SFAS 157.

(2)             Considered Level 2 under SFAS 157.

(3)             Considered Level 3 under SFAS 157 and is based on valuation models that use significant assumptions that are not observable in an active market.

(4)             A corresponding liability is recorded in other liabilities for TCF’s obligation to the participants in these plans.

The change in the balance sheet carrying values associated with Company determined market priced financial assets carried at fair value during the year ended December 31, 2008 was not significant.

Note 19. Fair Values of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at December 31, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. Beginning with the year ended December 31, 2008, the fair value estimates are determined in accordance with SFAS 157.

The carrying amounts and fair values of the Company’s remaining financial instruments are set forth in the following table. This information represents only a portion of TCF’s balance sheet and the estimated value of the Company as a whole. Non-financial instruments such as the value of TCF’s branches and core deposits, leasing operations and the future revenues from TCF’s customers are not reflected in this disclosure. Therefore, use of this information to assess the value of TCF is limited.

	At December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	$ 342,380	$ 342,380	$ 358,188	$ 358,188
Investments	155,725	155,725	148,267	148,270
Education loans held for sale	757	757	156,135	157,083
Securities available for sale	1,966,104	1,966,104	1,963,681	1,963,681
Loans:
Consumer home equity and other	6,908,140	6,744,372	6,590,631	6,543,580
Commercial real estate	2,984,156	2,860,293	2,557,330	2,587,342
Commercial business	506,887	488,821	558,325	560,020
Equipment finance loans	789,869	790,970	604,185	616,886
Inventory finance loans	4,425	4,425	—	—
Residential real estate	455,443	454,555	527,607	518,313
Allowance for loan losses(1)	(172,442)	—	(69,796)	—
Total financial instrument assets	$13,941,444	$13,808,402	$13,394,553	$13,453,363
Financial instrument liabilities:
Checking, savings and money market deposits	$ 7,647,069	$ 7,647,069	$ 7,322,014	$ 7,322,014
Certificates of deposit	2,596,283	2,612,874	2,254,535	2,252,848
Short-term borrowings	226,861	226,861	556,070	556,070
Long-term borrowings	4,433,913	4,964,682	4,417,378	4,569,832
Total financial instrument liabilities	$14,904,126	$15,451,486	$14,549,997	$14,700,764
Financial instruments with off-balance-sheet risk:(2)
Commitments to extend credit(3)	$ 38,730	$ 38,730	$ 38,402	$ 38,402
Standby letters of credit(4)	(105)	(105)	(215)	(215)
Total financial instruments with off-balance-sheet risk	$ 38,625	$ 38,625	$ 38,187	$ 38,187

(1)             Expected credit losses are included in the estimated fair values.

(2)             Positive amounts represent assets, negative amounts represent liabilities.

(3)             Carrying amounts are included in other assets.

(4)             Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization. Securities available for sale and assets held in trust for deferred compensation plans are carried at fair value (see Note 18). Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.

The following methods and assumptions are used by the Company in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

Investments Short-term investments approximate their fair values due to the short period of time until their realization. The carrying value of investments in FHLB stock and FRB stock approximates fair value. The fair value of other investments is estimated based on discounting cash flows at current market rates and consideration of credit exposure.

Loans The fair value of loans is estimated based on discounted expected cash flows. These cash flows include assumptions for prepayment estimates over the loans’ remaining life, considerations for the current interest rate environment compared to the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment.

Deposits The fair value of checking, savings and money market deposits is deemed equal to the amount payable on demand. The fair value of certificates of deposit is estimated based on discounted cash flow analyses using offered market rates. The intangible value of long-term relationships with depositors is not taken into account in the fair values disclosed.

Borrowings The carrying amounts of short-term borrowings approximate their fair values. The fair values of TCF’s long-term borrowings are estimated based on observable market prices and discounted cash flow analyses using interest rates for borrowings of similar remaining maturities and characteristics.

Financial Instruments with Off-Balance Sheet Risk The fair value of TCF’s commitments to extend credit and standby letters of credit are estimated using fees currently charged to enter into similar agreements as commitments and standby letters of credit similar to TCF’s are not actively traded. Substantially all commitments to extend credit and standby letters of credit have floating rates and do not expose TCF to interest rate risk; therefore fair value is approximately equal to carrying value.

Note 20. Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented in the following table.

	Year Ended December 31,
(Dollars in thousands, except per-share data)	2008	2007	2006
Basic Earnings Per Common Share
Net income	$128,958	$266,808	$244,943
Preferred stock dividends	2,540	—	—
Net income available to common stockholders	$126,418	$266,808	$244,943
Weighted-average shares outstanding	126,762,952	127,919,997	131,614,386
Restricted stock	(1,820,278)	(2,521,887)	(2,604,836)
Weighted-average common shares outstanding for basic earnings per common share	124,942,674	125,398,110	129,009,550
Basic earnings per common share	$1.01	$2.13	$1.90
Diluted Earnings Per Common Share
Net income available to common stockholders	$126,418	$266,808	$244,943
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	124,942,674	125,398,110	129,009,550
Net dilutive effect of:
Restricted stock	347,139	356,316	110,455
Stock options	18,872	76,340	105,480
Warrant	—	—	—
Weighted-average common shares outstanding for diluted earnings per common share	125,308,685	125,830,766	129,225,485
Diluted earnings per common share	$1.01	$2.12	$1.90

All shares of restricted stock are deducted from weighted-average shares outstanding for the computation of basic earnings per common share. Shares of performance-based restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved. All other shares of restricted stock, which vest over specified time periods, stock options and warrant are included in the calculation of diluted earnings per common share, using the treasury stock method.

Note 21. Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. The following table summarizes the components of comprehensive income.

	Year Ended December 31,
(In thousands)	2008	2007	2006
Net income	$128,958	$266,808	$244,943
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on securities available for sale	69,754	30,237	(94)
Recognized pension and postretirement actuarial (loss) gain, settlement expense and transition obligation	(30,974)	8,822	—
Pension and postretirement measurement date change	293	—	—
Reclassification adjustment for securities gains included in net income	(16,066)	(13,278)	—
Foreign currency translation adjustment	1	—	—
Income tax expense	(8,645)	(8,910)	(280)
Total other comprehensive income (loss)	14,363	16,871	(374)
Comprehensive income	$143,321	$283,679	$244,569

Note 22. Other Expense

Other expense consists of the following.

	Year Ended December 31,
(In thousands)	2008	2007	2006
Card processing and issuance	$19,262	$18,134	$16,986
Foreclosed real estate, net	17,176	5,006	3,684
Deposit account losses	14,709	17,629	17,455
Postage and courier	13,380	13,663	14,532
Telecommunications	11,860	11,790	12,702
Office supplies	9,664	9,581	10,255
ATM processing	6,881	8,647	8,956
Federal deposit insurance and OCC assessments	5,152	3,247	3,033
Deposit base intangible amortization	—	956	1,629
Visa indemnification (recovery) expense	(3,766)	7,696	—
Other	77,433	59,216	62,217
Total other expense	$171,751	$155,565	$151,449

Note 23. Business Segments

Banking and leasing and equipment finance have been identified as reportable operating segments. Banking includes the following operating units that provide financial services to customers: deposits and investments products, commercial banking, consumer lending and treasury services. Management of TCF’s banking operations is organized by state. The separate state operations have been aggregated for purposes of segment disclosures. Leasing and equipment finance provides a broad range of leasing and equipment finance products addressing the financing needs of diverse businesses. Other includes the holding company (“Parent Company”) and corporate functions that provide data processing, bank operations and other professional services to the operating segments and in 2008 includes costs for TCF’s new inventory finance business.

TCF evaluates performance and allocates resources based on the segments’ net income. The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Banking	Leasing and Equipment Finance	Other	Eliminations and Reclassifications	Consolidated
At or For the Year Ended December 31, 2008:
Revenues from external customers:
Interest income	$798,553	$165,838	$4	$—	$964,395
Non-interest income	442,268	55,531	636	—	498,435
Total	$1,240,821	$221,369	$640	$—	$1,462,830
Net interest income	$514,553	$79,793	$(673)	$—	$593,673
Provision for credit losses	174,852	17,160	33	—	192,045
Non-interest income	442,268	55,531	142,725	(142,089)	498,435
Non-interest expense	619,028	68,502	148,962	(142,089)	694,403
Income tax expense (benefit)	57,675	19,386	(359)	—	76,702
Net income (loss)	$105,266	$30,276	$(6,584)	$—	$128,958
Total assets	$16,222,486	$2,659,358	$114,593	$(2,256,080)	$16,740,357
At or For the Year Ended December 31, 2007:
Revenues from external customers:
Interest income	$820,516	$147,507	$—	$—	$968,023
Non-interest income	481,346	59,152	959	—	541,457
Total	$1,301,862	$206,659	$959	$—	$1,509,480
Net interest income	$485,535	$65,356	$(714)	$—	$550,177
Provision for credit losses	51,741	5,251	—	—	56,992
Non-interest income	481,346	59,152	156,899	(155,940)	541,457
Non-interest expense	594,691	65,351	158,022	(155,940)	662,124
Income tax expense (benefit)	88,389	19,330	(2,009)	—	105,710
Net income	$232,060	$34,576	$172	$—	$266,808
Total assets	$15,478,259	$2,281,781	$144,582	$(1,927,568)	$15,977,054
At or For the Year Ended December 31, 2006:
Revenues from external customers:
Interest income	$763,846	$122,292	$—	$—	$886,138
Non-interest income	428,413	53,004	8,047	—	489,464
Total	$1,192,259	$175,296	$8,047	$—	$1,375,602
Net interest income	$477,453	$58,659	$445	$973	$537,530
Provision for credit losses	18,121	2,568	—	—	20,689
Non-interest income	428,413	53,004	134,645	(126,598)	489,464
Non-interest expense	585,512	56,932	132,378	(125,625)	649,197
Income tax expense (benefit)	93,786	18,773	(394)	—	112,165
Net income	$208,447	$33,390	$3,106	$—	$244,943
Total assets	$14,256,595	$1,989,230	$131,509	$(1,707,600)	$14,669,734

Note 24. Parent Company Financial Information

TCF Financial Corporation’s (parent company only) condensed statements of financial condition as of December 31, 2008 and 2007, and the condensed statements of income and cash flows for the years ended December 31, 2008, 2007 and 2006 are as follows.

Condensed Statements of Financial Condition

	At December 31,
(In thousands)	2008	2007
Assets:
Cash	$33,557	$2,883
Investment in bank subsidiaries	1,541,371	1,069,373
Accounts receivable from affiliates	16,272	24,320
Other assets	20,442	24,848
Total assets	$1,611,642	$1,121,424
Liabilities and Stockholders’ Equity:
Short-term borrowings	$—	$9,500
Junior subordinated notes (trust preferred)	110,440	—
Other liabilities	7,426	12,912
Total liabilities	117,866	22,412
Stockholders’ equity	1,493,776	1,099,012
Total liabilities and stockholders’ equity	$1,611,642	$1,121,424

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2008	2007	2006
Interest income	$—	$—	$—
Interest expense	4,826	603	232
Net interest expense	(4,826)	(603)	(232)
Dividends from TCF National Bank	122,797	194,558	203,908
Other non-interest income:
Affiliate service fees	6,922	12,241	7,921
Other	85	142	1,901
Total other non-interest income	7,007	12,383	9,822
Non-interest expense:
Compensation and employee benefits	5,833	11,866	7,255
Occupancy and equipment	362	440	414
Other	6,279	1,581	2,982
Total non-interest expense	12,474	13,887	10,651
Income before income tax benefit and equity in undistributed earnings of subsidiaries	112,504	192,451	202,847
Income tax benefit	2,282	1,502	1,558
Income before equity in undistributed earnings of subsidiaries	114,786	193,953	204,405
Equity in undistributed earnings of bank subsidiaries	14,172	72,855	40,538
Net income	128,958	266,808	244,943
Preferred stock dividends	2,540	—	—
Net income available to common stockholders	$126,418	$266,808	$244,943

In December, 2008, TCF contributed $361 million of the proceeds of the preferred stock issuance to TCF National Bank. In August, 2008, TCF contributed $73 million of the proceeds of the trust preferred offering to TCF National Bank. In December 2006, TCF contributed $35 million in initial capital to TCF National Bank Arizona to meet regulatory requirements and to fund its operations.

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$128,958	$266,808	$244,943
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiaries	(14,172)	(68,163)	(33,229)
Other, net	(6,394)	1,188	(18,713)
Total adjustments	(20,566)	(66,975)	(51,942)
Net cash provided by operating activities	108,392	199,833	193,001
Cash flows from investing activities:
Capital distribution from TCF National Bank	—	—	75,000
Investment in TCF National Bank Arizona	—	—	(35,000)
Purchases of premises and equipment, net	(40)	(88)	(104)
Net cash (used) provided by investing activities	(40)	(88)	39,896
Cash flows from financing activities:
Dividends paid on common stock	(126,447)	(124,513)	(121,405)
Purchases of common stock	—	(105,251)	(101,045)
Issuance of preferred stock	361,004	—	—
Sale of trust preferred securities	111,378	—	—
Capital infusions to TCF National Bank	(434,092)	—	—
Treasury shares sold to Employees Stock Purchase Plans	10,178	—	—
Net (decrease) increase in short-term borrowings	(9,500)	9,500	(16,500)
Stock compensation tax benefits	9,638	4,534	20,681
Other, net	163	1,216	354
Net cash used by financing activities	(77,678)	(214,514)	(217,915)
Net increase (decrease) in cash	30,674	(14,769)	14,982
Cash at beginning of year	2,883	17,652	2,670
Cash at end of year	$33,557	$2,883	$17,652

Note 25. Litigation Contingencies

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

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	At
(Dollars in thousands, except per-share data)	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
Selected Financial Condition Data:
Loans and leases excluding education and residential real estate loans	$12,889,690	$12,631,225	$12,466,751	$12,096,467	$11,810,629	$11,334,162	$11,038,605	$10,815,212
Securities available for sale	1,966,104	2,102,756	2,120,664	2,177,262	1,963,681	2,022,505	1,943,450	1,859,244
Residential real estate loans	455,443	470,413	485,795	506,394	527,607	547,552	572,619	602,748
Subtotal	2,421,547	2,573,169	2,606,459	2,683,656	2,491,288	2,570,057	2,516,069	2,461,992
Goodwill	152,599	152,599	152,599	152,599	152,599	152,599	152,599	152,599
Total assets	16,740,357	16,510,595	16,460,123	16,370,364	15,977,054	15,530,338	14,977,704	14,898,375
Checking, savings and money market deposits	7,647,069	7,453,334	7,735,734	7,757,613	7,322,014	7,312,568	7,331,605	7,420,480
Certificates of deposit	2,596,283	2,396,903	2,410,388	2,599,456	2,254,535	2,433,498	2,511,090	2,477,230
Total deposits	10,243,352	9,850,237	10,146,122	10,357,069	9,576,549	9,746,066	9,842,695	9,897,710
Short-term borrowings	226,861	603,233	411,802	138,442	556,070	167,319	285,828	47,376
Long-term borrowings	4,433,913	4,630,776	4,515,997	4,414,644	4,417,378	4,266,022	3,568,997	3,571,930
Stockholders’ equity	1,493,776	1,111,029	1,088,301	1,129,870	1,099,012	1,043,447	1,001,032	1,062,008

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
Selected Operations Data:
Net interest income	$147,117	$152,165	$151,562	$142,829	$139,571	$137,704	$137,425	$135,477
Provision for credit losses	47,050	52,105	62,895	29,995	20,124	18,883	13,329	4,656
Net interest income after provision for credit losses	100,067	100,060	88,667	112,834	119,447	118,821	124,096	130,821
Non-interest income:
Fees and other revenue	116,807	123,045	121,504	112,705	124,845	126,394	126,882	112,164
Gains on securities	8,167	498	1,115	6,286	11,261	2,017	—	—
Visa share redemption	—	—	—	8,308	—	—	—	—
Gains on sales of branches and real estate	—	—	—	—	2,752	1,246	2,723	31,173
Total non-interest income	124,974	123,543	122,619	127,299	138,858	129,657	129,605	143,337
Non-interest expense	179,810	177,588	168,729	168,276	172,613	162,777	162,534	164,200
Income before income tax expense	45,231	46,015	42,557	71,857	85,692	85,701	91,167	109,958
Income tax expense	17,527	15,889	18,855	24,431	22,875	26,563	29,038	27,234
Net income	27,704	30,126	23,702	47,426	62,817	59,138	62,129	82,724
Preferred stock dividends	2,540	—	—	—	—	—	—	—
Net income available to common stockholders	$25,164	$30,126	$23,702	$47,426	$62,817	$59,138	$62,129	$82,724
Per common share:
Basic earnings	$.20	$.24	$.19	$.38	$.51	$.48	$.49	$.65
Diluted earnings	$.20	$.24	$.19	$.38	$.50	$.48	$.49	$.65
Dividends declared	$.25	$.25	$.25	$.25	$.2425	$.2425	$.2425	$.2425

Financial Ratios:
Return on average assets(1)	.68%	.73%	.58%	1.18%	1.60%	1.55%	1.67%	2.24%
Return on average common equity(1)	9.00	11.11	8.57	17.08	23.55	23.39	24.16	31.81
Net interest margin(1)	3.84	3.97	4.00	3.84	3.83	3.90	4.02	4.00
Net charge-offs as a percentage of average loans and leases(1)	1.02	.82	.84	.44	.46	.38	.24	.10
Average total equity to average assets	7.93	6.61	6.76	6.88	6.79	6.64	6.92	7.03

(1) Annualized.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2008. Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

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

Management completed an assessment of TCF’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control  – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that TCF’s internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, TCF’s registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

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

William A. Cooper

Chairman and Chief Executive Officer

Thomas F. Jasper

Executive Vice President and Chief Financial Officer

David M. Stautz

Senior Vice President, Controller and Assistant Treasurer

February 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TCF Financial Corporation:

We have audited TCF Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report. Our responsibility is to express an opinion on TCF Financial Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota

February 16, 2009

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF’s definitive Proxy Statement dated March 11, 2009 and incorporated herein by reference: Election of Directors: Background of the Nominees and Other Directors; TCF Stock Ownership of Directors, Officers and 5% Owners – Were All Stock Ownership Reports Timely Filed by TCF Financial Insiders? and Background of Executive Officers Who are Not Directors.

Information regarding procedures for nominations of Directors is set forth in the section entitled Election of Directors: Corporate Governance – Director Nominations and Additional Information in TCF’s definitive Proxy Statement dated March 11, 2009, and is incorporated herein by reference.

Audit Committee and Financial Expert

Information regarding TCF’s separately standing Audit Committee, its members and financial experts is set forth in the section of TCF’s definitive proxy statement for the 2009 Annual Meeting entitled Election of Directors: Background of the Nominees and Other Directors and Election of Directors: Board Committee Memberships and Meetings in 2008 and is incorporated herein by reference.

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

The Board has determined that Gerald A. Schwalbach, the Audit Committee Chairman, George G. Johnson and Douglas A. Scovanner meet the requirements of audit committee financial experts. The Board has also determined that Mr. Schwalbach, Mr. Johnson and Mr. Scovanner are independent. Additional information regarding Mr. Schwalbach, Mr. Johnson, Mr. Scovanner and other directors is set forth in the section Election of Directors: Background of the Nominees and Other Directors in TCF’s definitive Proxy Statement dated March 11, 2009 and is incorporated herein by reference.

Code of Ethics for Senior Financial Management

TCF adopted a Code of Ethics for Senior Financial Management in March 2003. This Code of Ethics is available for review at the Company’s website at www.tcfbank.com under the “Corporate Governance” section. Any changes to or waivers of violations of the Code of Ethics for Senior Financial Management will be posted to the Company’s website.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of TCF’s definitive Proxy Statement dated March 11, 2009 and is incorporated herein by reference: Election of Directors: Compensation of Directors; Compensation Discussion and Analysis; Compensation Committee Report; Summary Compensation Table; Grants of Plan-Based Awards in 2008; Outstanding Equity Awards at December 31, 2008; Option Exercises and Stock Vested in 2008; Pension Benefits in 2008; Nonqualified Deferred Compensation in 2008 and Potential Payments Upon Termination or Change in Control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF’s common stock by TCF’s directors, executive officers, and certain other shareholders and shares authorized under plans is set forth in the sections entitled Election of Directors: TCF Stock Ownership of Directors, Officers and 5% Owners and Equity Compensation Plans Approved by Stockholders of TCF’s definitive Proxy Statement dated March 11, 2009 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between TCF and management is set forth in the section entitled Election of Directors: Director Independence and Related Party Transactions of TCF’s definitive Proxy Statement dated March 11, 2009 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures relating to audit and non-audit services provided by the Company’s independent registered public accounting firm is set forth in the section entitled Audit Committee Report in TCF’s definitive Proxy Statement dated March 11, 2009 and is incorporated herein by reference.

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

3. Exhibits

See Index to Exhibits on page 85 of this report.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF Financial Corporation
Registrant

	By	/s/ William A. Cooper
William A. Cooper
Chairman and Chief Executive Officer

Dated: February 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William A. Cooper	Chairman of the Board and Chief Executive Officer	February 16, 2009
William A. Cooper	(Principal Executive Officer)

/s/ Thomas F. Jasper	Executive Vice President and Chief Financial Officer	February 16, 2009
Thomas F. Jasper	(Principal Financial Officer)

/s/ David M. Stautz	Senior Vice President, Controller	February 16, 2009
David M. Stautz	and Assistant Treasurer (Principal Accounting Officer)

/s/ Gregory J. Pulles	Director, Vice Chairman, General Counsel	February 16, 2009
Gregory J. Pulles	and Secretary

/s/ William F. Bieber	Director	February 16, 2009
William F. Bieber

/s/ Theodore J. Bigos	Director	February 16, 2009
Theodore J. Bigos

/s/ Rodney P. Burwell	Director	February 16, 2009
Rodney P. Burwell

/s/ Thomas A. Cusick	Director	February 16, 2009
Thomas A. Cusick

/s/ Luella G. Goldberg	Director	February 16, 2009
Luella G. Goldberg

/s/ George G. Johnson	Director	February 16, 2009
George G. Johnson

/s/ Gerald A. Schwalbach	Director	February 16, 2009
Gerald A. Schwalbach

/s/ Douglas A. Scovanner	Director	February 16, 2009
Douglas A. Scovanner

/s/ Ralph Strangis	Director	February 16, 2009
Ralph Strangis

/s/ Barry N. Winslow	Director	February 16, 2009
Barry N. Winslow

Index to Exhibits

Exhibit
No.	Description

3(a)

Amended and Restated Certificate of Incorporation of TCF Financial Corporation, as amended through November 13, 2008 [incorporated by reference to Exhibit 3.1 to TCF Financial Corporation’s Registration Statement on Form S-3 filed December 11, 2008]

3(b)	Amended and Restated Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2008]

4(a)

Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed November 14, 2008]

4(b)

Warrant for Purchase of Shares of Common Stock dated November 14, 2008 issued to the United States Department of the Treasury [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Current Report on Form 8-K filed November 14, 2008]

4(c)

Letter Agreement dated as of November 14, 2008, between TCF Financial Corporation and the United States Department of the Treasury [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed on November 14, 2008]

4(d)

Indenture dated August 19, 2008 between TCF Financial Corporation and Wilmington Trust Company, as Trustee [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(e)

Supplemental Indenture dated August 19, 2008 between TCF Financial Corporation and Wilmington Trust Company, as Trustee [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(f)	Form of 10.75% Junior Subordinated Note, Series I [incorporated by reference to Exhibit 4.3 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(g)	Certificate of Trust of TCF Capital I [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Registration Statement on Form S-3, filed August 11, 2008]

4(h)

Amended and Restated Trust Agreement of TCF Capital I dated August 19, 2008 by and among TCF Financial Corporation, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein and the Several Holders named therein [incorporated by reference to Exhibit 4.4 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(i)	Form of 10.75% Capital Security, Series I for TCF Capital I [incorporated by reference to Exhibit 4.5 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(j)

Guarantee Agreement for TCF Capital I dated August 19, 2008 by and between TCF Financial Corporation and Wilmington Trust Company, as Guarantee Trustee [incorporated by reference to Exhibit 4.6 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(k)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

Exhibit
No.	Description

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

10(b)	Amended and Restated TCF Financial Incentive Stock Program [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

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

Summary of Stock Award Program for Consumer Lending and Business Banker Divisions [incorporated by reference to Exhibit 10(b)-3 to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005]

10(b)-4*

Form of Year 2006 Executive Stock Grant Award Agreement dated January 23, 2006 [incorporated by reference to Exhibit 10(b)-4 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2006]

10(b)-5*

TCF Financial Corporation Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement dated January 22, 2007 (“Performance-Based Stock Award”) [incorporated by reference to Exhibit 10(b)-5 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2007]

10(b)-6*

TCF Financial Corporation Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement, dated January 22, 2007 [incorporated by reference to Exhibit 10(b)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2007]

10(b)-7*

TCF Financial 1995 Incentive Stock Program Incentive Stock Option Agreement of Craig R. Dahl dated May 11, 1999 [incorporated by reference to Exhibit 10(b)-7 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2007]

Exhibit
No.	Description

10(b)-8*

Nonqualified Stock Option Agreement of Craig R. Dahl dated May 11, 1999 [incorporated by reference to Exhibit 10(b)-8 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2007]

10(b)-9*

Form of the 2008 Restricted Stock Agreement as executed by certain executives effective January 21, 2008 [incorporated by reference to Exhibit 10(b)-9 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

10(b)-10*

Form of the 2008 Nonqualified Stock Option Agreement as executed by certain executives effective January 21, 2008 [incorporated by reference to Exhibit 10(b)-10 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

10(b)-11*

Nonqualified Stock Option Agreement as executed by Mr. Cooper, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-11 to TCF Financial Corporation’s Current Report on Form 8-K filed August 6, 2008]

10(b)- 12*

Amended and Restated Restricted Stock Agreement as executed by Mr. Cooper, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-13 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)- 13*

Form of Amended and Restated Restricted Stock Agreement as executed by certain executives, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-14 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)- 14*

Form of Year 2009 Executive Stock Award as executed by certain executives, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-15 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(c)

TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(c) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(d)

Restated Trust Agreement as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]; and as amended by Third Amendment of Trust Agreement for TCF Executive Deferred Compensation Plan effective as of June 30, 2003 [incorporated by reference to Exhibit 10(d) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003]

Exhibit
No.	Description

10(e)*

Restricted Stock Agreement between William A. Cooper and TCF Financial Corporation dated January 24, 2005 [incorporated by reference to Exhibit 10(e)-2 to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(e)-1*

Employment Agreement between Lynn A. Nagorske and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007], as supplemented by the letter agreement dated August 6, 2008 by and between Mr. Nagorske and TCF Financial Corporation [incorporated by reference to Exhibit 99.1 to TCF Financial Corporation’s Current Report on Form 8-K filed August 8, 2008]

10(e)-2*

Employment Agreement between Neil W. Brown and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-7 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(e)-3*

Form of Employment Agreement as executed by certain executives effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-8 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(e)-4*

Employment Agreement between Craig R. Dahl and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-9 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(e)-5*

Amended and Restated Employment Agreement between William A. Cooper and TCF Financial Corporation dated July 31, 2008 [incorporated by reference to Exhibit 10(e)-11 to TCF Financial Corporation’s Current Report on Form 8-K filed August 6, 2008]

10(g)*

Change in Control Agreement between Neil W. Brown and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(g)-5 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(g)-1*

Form of Change of Control Agreement as executed by certain executives effective January 1, 2008 [incorporated by reference to Exhibit 10(g)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(g)-2*

Form of Change in Control and Non-Solicitation Agreement as executed by certain Senior Officers effective January 1, 2008 [incorporated by reference to Exhibit 10(g)-7 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(j)-1

TCF Financial Corporation Supplemental Employee Retirement Plan - ESPP Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

Exhibit
No.	Description

10(j)-2

TCF Employees Stock Purchase Plan - Supplemental Plan (as amended and restated effective January 1, 2008). [incorporated by reference to Exhibit 10(j)-2 to TCF Financial Corporation’s Current Report on Form 8-K filed October 24, 2008]

10(k)#	Trust Agreement for TCF Employees Stock Purchase Plan Supplemental Executive Retirement Plan (“SERP”) effective January 1, 2009 and dated November 20, 2008

10(l)

TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(l) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(m)

Trust Agreement for TCF Financial Senior Officer Deferred Compensation Plan as executed with First National Bank in Sioux Falls as trustee effective as of October 1, 2000 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]; and as amended by Second Amendment of Trust Agreement for TCF Financial Senior Officers Deferred Compensation Plan effective as of June 30, 2003 [incorporated by reference to Exhibit 10(m) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003]

10(n)	Directors Stock Grant Program [incorporated by reference to Exhibit 10(n) of TCF Financial Corporation’s Current Report on Form 8-K filed April 29, 2005]

10(n)-1

Resolution adopting Directors Stock Grant Program goal for fiscal year 2009 and after [incorporated by reference to Exhibit 10(n)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(p)

TCF Performance-Based Compensation Policy for Covered Executive Officers as amended and restated effective January 1, 2004, and approved by Shareholders of TCF Financial Corporation at the Annual Meeting on April 28, 2004 [incorporated by reference to Appendix A to TCF Financial Corporation’s Definitive 14A filing of its Proxy Statement filed March 17, 2004]

10(r)

TCF Financial Corporation TCF Directors Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(r)-1

TCF Financial Corporation TCF Directors 2005 Deferred Compensation Plan, adopted effective as of January 6, 2005, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

Exhibit
No.	Description

10(s)

Trust Agreement for TCF Directors Deferred Compensation Plan [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]; and as amended by Third Amendment of TCF Directors Deferred Compensation Trust effective as of June 30, 2003 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003]

10(t)

TCF Director Retirement Plan effective as of October 24, 1995 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995]

10(u)

Supplemental Employee Retirement Plan for TCF Cash Balance Pension Plan, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(u) of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(u)-1

TCF Financial Corporation 2005 Cash Balance Pension Plan SERP, adopted effective January 1, 2005 [incorporated by reference to Exhibit 10(u)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]; as amended effective April 1, 2006 [incorporated by reference to Exhibit 10(u)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed February 9, 2006]

10(u)-2

Amendment dated October 20, 2008 to the Supplemental Employee Retirement Plan for TCF Cash Balance Pension Plan (as amended and restated through January 24, 2005) [incorporated by reference to Exhibit 10(u)-2 to TCF Financial Corporation’s Current Report on Form 8-K filed October 24, 2008]

10(u)-3

Amendment dated October 20, 2008 to the TCF Financial Corporation Cash Balance Pension Plan SERP [incorporated by reference to Exhibit 10(u)-3 to TCF Financial Corporation’s Current Report on Form 8-K filed October 24, 2008]

12(a)#	Computation of Ratios of Earnings to Fixed Charges for periods ended December 31, 2008, 2007, 2006, 2005 and 2004

12(b)#	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for periods ended December 31, 2008, 2007, 2006, 2005 and 2004

21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2008)

23#	Consent of KPMG LLP dated February 17, 2009

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

*Executive Contract

# Filed herein