Form 10-Q
period 2009-03-31
TCF FINANCIAL CORP
filed 2009-04-29
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2009
Common Stock, $.01 par value	128,104,279 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Pages
Part I.	Financial Information

	Item 1. Financial Statements

	Consolidated Statements of Financial Condition at March 31, 2009 and December 31, 2008	3

	Consolidated Statements of Income for the Three Months Ended March 31, 2009 and 2008	4

	Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2009 and 2008	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three Months Ended March 31, 2009 and 2008	19

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4. Controls and Procedures	38

	Supplementary Information	40

Part II.	Other Information

	Items 1-6	41

	Signatures	43

	Index to Exhibits	44

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	March 31,	December 31,
(Dollars in thousands, except per-share data)	2009	2008
	(Unaudited)
Assets

Cash and due from banks	$1,024,741	$342,380
Investments	166,879	155,725
Securities available for sale	2,098,628	1,966,104
Education loans held for sale	—	757
Loans and leases:
Consumer real estate and other	7,363,436	7,363,583
Commercial real estate	3,039,480	2,984,156
Commercial business	493,943	506,887
Leasing and equipment finance	2,798,134	2,486,082
Inventory finance	100,624	4,425
Total loans and leases	13,795,617	13,345,133
Allowance for loan and lease losses	(181,216)	(172,442)
Net loans and leases	13,614,401	13,172,691
Premises and equipment, net	448,047	447,826
Goodwill	152,599	152,599
Other assets	577,046	502,275
Total assets	$18,082,341	$16,740,357

Liabilities and Stockholders’ Equity

Deposits:
Checking	$4,101,540	$3,969,768
Savings and money market	5,309,325	3,677,301
Certificates of deposit	2,236,338	2,596,283
Total deposits	11,647,203	10,243,352
Short-term borrowings	26,299	226,861
Long-term borrowings	4,311,568	4,433,913
Total borrowings	4,337,867	4,660,774
Accrued expenses and other liabilities	597,315	342,455
Total liabilities	16,582,385	15,246,581
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; 361,172 issued and outstanding	349,007	348,437
Common stock, par value $.01 per share, 280,000,000 shares authorized; 130,410,951 and 130,839,378 shares issued	1,304	1,308
Additional paid-in capital	315,025	330,474
Retained earnings, subject to certain restrictions	917,762	927,893
Accumulated other comprehensive income (loss)	4,391	(3,692)
Treasury stock at cost, 2,573,813 and 3,413,855 shares, and other	(87,533)	(110,644)
Total stockholders’ equity	1,499,956	1,493,776
Total liabilities and stockholders’ equity	$18,082,341	$16,740,357
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per-share data)	2009	2008

Interest income:
Loans and leases	$209,377	$211,777
Securities available for sale	25,701	28,279
Education loans held for sale	—	3,452
Investments and other	856	1,642
Total interest income	235,934	245,150
Interest expense:
Deposits	40,084	48,728
Borrowings	50,437	53,593
Total interest expense	90,521	102,321
Net interest income	145,413	142,829
Provision for credit losses	43,712	29,995
Net interest income after provision for credit losses	101,701	112,834
Non-interest income:
Fees and service charges	57,064	63,547
Card revenue	24,960	24,771
ATM revenue	7,598	7,970
Subtotal	89,622	96,288
Leasing and equipment finance	12,651	12,134
Other	458	4,283
Fees and other revenue	102,731	112,705
Gains on securities	11,548	6,286
Visa share redemption	—	8,308
Total non-interest income	114,279	127,299
Non-interest expense:
Compensation and employee benefits	86,190	88,718
Occupancy and equipment	32,047	32,413
Deposit account premiums	6,576	1,496
Advertising and promotions	4,445	4,801
FDIC insurance premiums	3,795	421
Other	37,131	35,913
Subtotal	170,184	163,762
Operating lease depreciation	4,024	4,514
Total non-interest expense	174,208	168,276
Income before income tax expense	41,772	71,857
Income tax expense	15,125	24,431
Net income	26,647	47,426
Preferred stock dividends	5,185	—
Net income available to common stockholders	$21,462	$47,426

Net income per common share:
Basic	$.17	$.38
Diluted	$.17	$.38

Dividends declared per common share	$.25	$.25
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Number of Common	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
(Dollars in thousands)	Shares Issued	Stock	Stock	Capital	Earnings	(Loss) Income	and Other	Total
Balance, December 31, 2007	131,468,699	$—	$1,315	$354,563	$926,875	$(18,055)	$(165,686)	$1,099,012
Pension and postretirement measurement date change	—	—	—	—	65	—	—	65
Subtotal	131,468,699	—	1,315	354,563	926,940	(18,055)	(165,686)	1,099,077
Comprehensive income:
Net income	—	—	—	—	47,426	—	—	47,426
Other comprehensive income	—	—	—	—	—	15,055	—	15,055
Comprehensive income	—	—	—	—	47,426	15,055	—	62,481
Dividends on common stock	—	—	—	—	(31,554)	—	—	(31,554)
Issuance of 101,000 common shares	—	—	—	(2,617)	—	—	2,617	—
Cancellation of common shares	(12,500)	—	—	(138)	125	—	—	(13)
Cancellation of common shares for tax withholding	(390,523)	—	(4)	(6,200)	—	—	—	(6,204)
Amortization of stock compensation	—	—	—	2,093	—	—	—	2,093
Exercise of stock options, 13,000 shares	—	—	—	(173)	—	—	335	162
Stock compensation tax benefits	—	—	—	3,828	—	—	—	3,828
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(1,964)	—	—	1,964	—
Balance, March 31, 2008	131,065,676	$—	$1,311	$349,392	$942,937	$(3,000)	$(160,770)	$1,129,870

Balance, December 31, 2008	130,839,378	$348,437	$1,308	$330,474	$927,893	$(3,692)	$(110,644)	$1,493,776
Comprehensive income:
Net income	—	—	—	—	26,647	—	—	26,647
Other comprehensive income	—	—	—	—	—	8,083	—	8,083
Comprehensive income	—	—	—	—	26,647	8,083	—	34,730
Dividends on preferred stock	—	570	—	—	(5,185)	—	—	(4,615)
Dividends on common stock	—	—	—	—	(31,715)	—	—	(31,715)
Issuance of 309,000 common shares	—	—	—	(8,002)	—	—	8,002	—
Treasury shares sold to TCF employee benefit plans, 517,242 shares	—	—	—	(6,772)	—	—	13,395	6,623
Cancellation of common shares	(421,450)	—	(4)	(76)	122	—	—	42
Cancellation of common shares for tax withholding	(6,977)	—	—	(93)	—	—	—	(93)
Amortization of stock compensation	—	—	—	2,088	—	—	—	2,088
Exercise of stock options, 13,800 shares	—	—	—	(195)	—	—	357	162
Stock compensation tax expense	—	—	—	(1,042)	—	—	—	(1,042)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(1,357)	—	—	1,357	—
Balance, March 31, 2009	130,410,951	$349,007	$1,304	$315,025	$917,762	$4,391	$(87,533)	$1,499,956

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$26,647	$47,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,701	16,146
Provision for credit losses	43,712	29,995
Proceeds from sales of education loans held for sale	708	24,491
Principal collected on education loans held for sale	23	894
Originations of education loans held for sale	(221)	(92,779)
Net increase (decrease) in other assets and accrued expenses and other liabilities	3,320	(9,318)
Gains on sales of assets, net	(11,548)	(6,286)
Other, net	2,485	2,451
Total adjustments	54,180	(34,406)
Net cash provided by operating activities	80,827	13,020

Cash flows from investing activities:
Principal collected on loans and leases	685,512	785,330
Originations and purchases of loans	(753,302)	(892,846)
Purchases of equipment for lease financing	(181,798)	(197,323)
Purchase of leasing and equipment finance portfolio	(277,404)	—
Proceeds from sales of securities available for sale	522,359	1,082,452
Proceeds from maturities of and principal collected on securities available for sale	106,835	60,619
Purchases of securities available for sale	(552,676)	(1,225,885)
Purchases of Federal Home Loan Bank stock	—	(32,262)
Proceeds from redemptions of Federal Home Loan Bank stock	—	36,724
Proceeds from sales of real estate owned	14,522	8,169
Purchases of premises and equipment	(10,092)	(10,763)
Proceeds from sales of premises and equipment	328	250
Other, net	(4,819)	4,683
Net cash used by investing activities	(450,535)	(380,852)

Cash flows from financing activities:
Net increase in deposits	1,403,851	780,520
Net decrease in short-term borrowings	(200,561)	(417,628)
Proceeds from long-term borrowings	7,410	5,040
Payments on long-term borrowings	(131,110)	(2,206)
Dividends paid on common stock	(31,715)	(31,554)
Dividends paid on preferred stock	(4,615)	—
Stock compensation tax (expense) benefit	(1,042)	3,828
Treasury shares sold to TCF employee benefit plans	6,623	—
Other, net	3,228	2,829
Net cash provided by financing activities	1,052,069	340,829
Net increase (decrease) in cash and due from banks	682,361	(27,003)
Cash and due from banks at beginning of period	342,380	358,188
Cash and due from banks at end of period	$1,024,741	$331,185

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$92,057	$98,637
Income taxes	$1,386	$9,967
Transfer of loans and leases to other assets	$39,564	$16,910
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.  The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008 and for the year then ended.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  These estimates are based on information available to management at the time the estimates are made.  Actual results could differ from those estimates.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)                      Investments

The carrying values of investments consist of the following.

	At	At
	March 31,	December 31,
(In thousands)	2009	2008
Federal Home Loan Bank stock, at cost:
Des Moines	$120,263	$120,263
Chicago	4,617	4,617
Subtotal	124,880	124,880
Federal Reserve Bank stock, at cost	33,643	22,706
Other	8,356	8,139
Total investments	$166,879	$155,725

The investments in Federal Home Loan Bank (“FHLB”) stock are required investments related to TCF’s current and previous borrowings from these banks.  FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt.  Therefore, TCF’s investments in these banks could be adversely impacted by the financial operations of the FHLBs and actions of the Federal Housing Finance Agency.

(3)                      Securities Available for Sale

Securities available for sale consist of the following.

	At March 31, 2009				At December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,749,334	$48,269	$—	$1,797,603	$1,928,245	$37,310	$—	$1,965,555
U.S. Government sponsored enterprises debentures	300,006	482	—	300,488	—	—	—	—
Other securities	537	—	—	537	549	—	—	549
Total	$2,049,877	$48,751	$—	$2,098,628	$1,928,794	$37,310	$—	$1,966,104
Weighted-average yield	4.54%				5.17%

TCF purchased $600.1 million of short-term Fannie Mae and Freddie Mac debentures in late March and April of 2009.  These debentures have a one-time issuer call feature with call dates ranging from one to two years from the issue date.

At March 31, 2009 and December 31, 2008, TCF had $1.8 billion of mortgaged-backed securities and U.S. Government sponsored enterprises debentures pledged as collateral to secure certain deposits and borrowings.

At March 31, 2009 and December 31, 2008, TCF had no securities in an unrealized loss position within the available for sale portfolio.

(4)                      Loans and Leases

The following table sets forth information about loans and leases, excluding education loans held for sale.

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2009	2008	Change
Consumer real estate and other:
Real estate:
First mortgage liens	$4,932,795	$4,881,662	1.0%
Junior liens	2,374,999	2,420,116	(1.9)
Total consumer real estate	7,307,794	7,301,778	0.1
Other	55,642	61,805	(10.0)
Total consumer real estate and other	7,363,436	7,363,583	—
Commercial:
Commercial real estate:
Permanent	2,747,230	2,693,085	2.0
Construction and development	292,250	291,071	0.4
Total commercial real estate	3,039,480	2,984,156	1.9
Commercial business	493,943	506,887	(2.6)
Total commercial	3,533,423	3,491,043	1.2
Leasing and equipment finance (1):
Equipment finance loans	855,562	789,869	8.3
Lease financings:
Direct financing leases	2,106,890	1,813,254	16.2
Sales-type leases	21,494	22,095	(2.7)
Lease residuals	58,008	52,906	9.6
Unearned income and deferred lease costs	(243,820)	(192,042)	(27.0)
Total lease financings	1,942,572	1,696,213	14.5
Total leasing and equipment finance	2,798,134	2,486,082	12.6
Inventory finance	100,624	4,425	N.M.
Total loans and leases	$13,795,617	$13,345,133	3.4

(1)          Operating leases of $57.2 million at March 31, 2009 and $58.8 million at December 31, 2008 are included in Other assets on the Consolidated Statements of Financial Condition.

N.M. Not Meaningful

(5)                      Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At March 31, 2009		At December 31, 2008
	Stated		Weighted- Average		Weighted- Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2009	$—	—%	$117,000	5.26%
	2010	100,000	6.02	100,000	6.02
	2011	300,000	4.64	300,000	4.64
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Sub-total		3,950,000	4.43	4,067,000	4.45
Subordinated bank notes	2014	70,988	5.27	74,917	5.27
	2015	49,834	5.37	49,790	5.37
	2016	74,473	5.63	74,457	5.63
Sub-total		195,295	5.43	199,164	5.43
Junior subordinated notes (trust preferred)	2068	110,440	11.20	110,440	11.20
Discounted lease rentals	2009	19,279	6.31	25,104	6.38
	2010	18,987	6.27	17,077	6.29
	2011	10,595	6.38	8,976	6.34
	2012	4,974	6.49	4,059	6.47
	2013	1,030	6.92	1,118	6.94
	2014	9	7.73	9	7.73
Sub-total		54,874	6.34	56,343	6.36
Other borrowings	2009	959	5.00	966	5.00
Total long-term borrowings		$4,311,568	4.67	$4,433,913	4.69

Included in FHLB advances and repurchase agreements at March 31, 2009 are $600 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity.  In addition, TCF has $2 billion of FHLB advances and $700 million of repurchase agreements which contain one-time call provisions for various years from 2009 through 2011.

The probability that the advances and repurchase agreements will be called by the counterparties depends primarily on the level of related interest rates during the call period. If FHLB advances are called, replacement funding will be available from the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at March 31, 2009 were as follows.

(Dollars in thousands)

Year	Next Call	Weighted- Average Rate	Stated Maturity	Weighted- Average Rate

2009	$1,400,000	4.52%	$—	—%
2010	1,450,000	4.56	100,000	6.02
2011	400,000	3.84	200,000	4.85
2015	—	—	500,000	4.15
2016	—	—	900,000	4.48
2017	—	—	1,250,000	4.60
2018	—	—	300,000	3.51
Total	$3,250,000	4.45	$3,250,000	4.45

(6)                      Stockholders’ Equity

Treasury stock and other consists of the following.

	At	At
	March 31,	December 31,
(In thousands)	2009	2008
Treasury stock, at cost	$(66,650)	$(88,404)
Shares held in trust for deferred compensation plans, at cost	(20,883)	(22,240)
Total	$(87,533)	$(110,644)

On April 22, 2009, TCF redeemed all of the 361,172 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $.01 Par Value, for a total redemption price of $361.2 million plus a final pro rata dividend of $3.4 million. Since receiving these funds on November 14, 2008, TCF paid the U.S. Treasury $7.9 million in dividends.  TCF has the right to repurchase the common stock warrant issued to the U.S. Treasury under its Capital Purchase Program subject to mutual agreement on price.  Otherwise, the U.S. Treasury is required by law to liquidate the warrant.

TCF continues to be well-capitalized based on the capital requirements determined by the Federal Reserve Board and the Office of the Comptroller of the Currency.  See Note 9 of Notes to Consolidated Financial Statements for additional information on TCF’s capital position and requirements.

(7)                      Fair Value Measurement

TCF determines fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  SFAS 157 defines fair value and establishes a consistent framework for measuring fair value under generally accepted accounting principles and expands disclosure requirements for fair value measurements.  Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The table below presents the balances of assets measured at fair value on a recurring basis.

	Readily Available	Observable Market	Company Determined	Total at
(In thousands)	Market Prices (1)	Prices (2)	Market Prices (3)	Fair Value
At March 31, 2009:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$1,797,603	$—	$1,797,603
Other securities	—	—	537	537
U.S. Government sponsored enterprises debentures	—	300,488	—	300,488
Assets held in trust for deferred compensation plans (4)	5,124	—	—	5,124
Total assets	$5,124	$2,098,091	$537	$2,103,752
At December 31, 2008:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$1,965,555	$—	$1,965,555
Other securities	—	—	549	549
Assets held in trust for deferred compensation plans (4)	5,516	—	—	5,516
Total assets	$5,516	$1,965,555	$549	$1,971,620

(1)          Considered Level 1 under SFAS 157.

(2)          Considered Level 2 under SFAS 157.

(3)          Considered Level 3 under SFAS 157 and is based on valuation models that use assumptions that are not observable in an active market.

(4)          An equal and corresponding liability is recorded in other liabilities for TCF’s obligation to the participants in these plans.

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the three months ended March 31, 2009 and 2008 was not significant.

Effective January 1, 2009, TCF adopted FASB Staff Position 157-2, Effective Date of SFAS No. 157, which requires TCF to apply the provisions of SFAS 157 to non-financial assets and liabilities measured on a nonrecurring basis.

The following is a description of valuation methodologies used for assets measured on a nonrecurring basis.

Long-lived assets held for sale Long-lived assets held for sale include real estate owned and repossessed and returned equipment. The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, and automated valuation methods, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned equipment is based on available pricing guides, auction results and third-party price opinions, less estimated selling costs.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment.  Long-lived assets held for sale with a carrying amount of $63.9 million were written down $6.3 million, which is included in other non-interest expense, to their fair value of $57.6 million during the three months ended March 31, 2009.

The table below presents the balances of assets measured at fair value on a nonrecurring basis at March 31, 2009.

	Readily Available	Observable Market	Company Determined	Total at Fair
(In thousands)	Market Prices (1)	Prices (2)	Market Prices (3)	Value
Other assets (4):
Real estate owned	$—	$35,265	$10,026	$45,291
Repossessed and returned equipment	—	12,319	—	12,319
Total other assets	$—	$47,584	$10,026	$57,610

(1)          Considered Level 1 under SFAS 157.

(2)          Considered Level 2 under SFAS 157.

(3)          Considered Level 3 under SFAS 157 and is based on valuation models that use assumptions that are not observable in an active market.

(4)          Amounts do not include assets held at cost at March 31, 2009.

(8)                      Stock Compensation

The following table reflects TCF’s restricted stock transactions under the TCF Financial Incentive Stock Program since December 31, 2008.

	Restricted Stock
		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2008	1,887,517	$21.00
Granted	309,000	8.41
Forfeited	(421,450)	26.11
Vested	(218,000)	28.34
Outstanding at March 31, 2009	1,557,067	$15.18

The following table reflects TCF’s stock option transactions under the TCF Financial Incentive Stock Program since December 31, 2008.

	Stock Options
			Weighted-Average
		Weighted-Average	Remaining Contractual
	Shares	Exercise Price	Term In Years
Outstanding at December 31, 2008	2,373,419	$14.44	8.78
Granted	—	—	—
Exercised	(13,800)	11.78	—
Forfeited	(46,000)	15.06	—
Outstanding at March 31, 2009	2,313,619	$14.44	8.61
Exercisable at March 31, 2009	105,000	$14.48	0.16

Unrecognized stock compensation for restricted stock and stock options was $19.6 million with a weighted-average remaining amortization period of 2.2 years at March 31, 2009.

The following table summarizes information about stock options outstanding at March 31, 2009.

	Stock Options Outstanding			Stock Options Exercisable
			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
Exercise price range	Shares	Exercise Price	Life in Years	Shares	Exercise Price
$14.30-$14.52	105,000	$ 14.48	0.16	105,000	$ 14.48
$12.85-$15.75	2,208,619	$ 14.44	9.01	—	$ —

Additional valuation and related assumption information for TCF’s stock option plans is presented below.

Expected volatility	28.5%
Weighted-average volatility	28.5%
Expected dividend yield	3.5%
Expected term (in years)	6.25-6.75
Risk-free interest rate	2.58-2.91%

(9)                      Regulatory Capital Requirements

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements.

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Tier 1 leverage capital
TCF	$1,460,157	8.59%	$509,973	3.00%	N.A.	N.A.
TCF National Bank	1,362,486	8.07	506,725	3.00	$844,542	5.00%

Tier 1 risk-based capital
TCF	1,460,157	11.20	521,589	4.00	782,383	6.00
TCF National Bank	1,362,486	10.51	518,503	4.00	777,755	6.00

Total risk-based capital
TCF	1,819,420	13.95	1,043,178	8.00	1,303,972	10.00
TCF National Bank	1,720,792	13.28	1,037,006	8.00	1,296,258	10.00
As of December 31, 2008:
Tier 1 leverage capital
TCF	$1,461,973	8.97%	$488,950	3.00%	N.A.	N.A.
TCF National Bank	1,364,053	8.41	486,552	3.00	$810,920	5.00%

Tier 1 risk-based capital
TCF	1,461,973	11.79	496,059	4.00	744,088	6.00
TCF National Bank	1,364,053	11.06	493,388	4.00	740,082	6.00

Total risk-based capital
TCF	1,817,225	14.65	992,117	8.00	1,240,147	10.00
TCF National Bank	1,718,476	13.93	986,776	8.00	1,233,470	10.00

N.A. Not Applicable.

The minimum and well capitalized capital requirements are determined by the Federal Reserve Board for TCF and by the Office of the Comptroller of the Currency for TCF National Bank pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.  At March 31, 2009, TCF, TCF National Bank and TCF National Bank Arizona exceeded their stated regulatory capital requirements and are considered “well-capitalized”.

At March 31, 2009, TCF’s tier 1 and total risk-based capital ratios, adjusted for the redemption of the Fixed-Rate Cumulative Perpetual Preferred Stock, were 8.43 percent and 11.18 percent, respectively.  At March 31, 2009, TCF National Bank’s tier 1 and total risk-based capital ratios, adjusted for the redemption of the Fixed-Rate Cumulative Perpetual Preferred Stock, were 7.72 percent and 10.49 percent, respectively. See Note 6 of Notes to Consolidated Financial Statements for additional information on TCF’s stockholders’ equity.

(10)                Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three months ended March 31, 2009 and 2008.

	Pension Plan		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2009	2008	2009	2008
Service cost	$—	$—	$2	$3
Interest cost	729	734	123	134
Expected return on plan assets	(1,282)	(1,265)	—	—
Amortization of transition obligation	—	—	1	1
Recognized actuarial loss	316	215	63	78
Settlement expense	882	178	—	—
Net periodic benefit cost (income)	$645	$(138)	$189	$216

During the first quarter of 2009, TCF made a cash contribution of $2.5 million to the Pension Plan compared with no such contribution for the same 2008 period.  During the first quarter of 2009, TCF paid $154 thousand for benefits of the Postretirement Plan, compared with $310 thousand for the same 2008 period.

(11)                Business Segments

Banking and leasing and equipment finance have been identified as reportable operating segments.  Banking includes the following operating units that provide financial services to customers: retail banking, commercial banking, consumer lending and treasury services.  Management of TCF’s banking operations is organized by state.  The separate state operations have been aggregated for purposes of segment disclosures.  Leasing and equipment finance provides a broad range of leasing and equipment finance products addressing the financing needs of diverse businesses.  Other includes the holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments and TCF’s inventory finance business.

TCF evaluates performance and allocates resources based on the segments’ net income.  The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies in the most recent Annual Report on Form 10-K.  TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information for TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
At or For the Three Months Ended March 31, 2009:
Revenues from external customers:
Interest income	$189,267	$46,051	$616	$—	$235,934
Non-interest income	101,415	12,692	172	—	114,279
Total	$290,682	$58,743	$788	$—	$350,213
Net interest income	$120,393	$24,575	$445	$—	$145,413
Provision for credit losses	34,515	8,783	414	—	43,712
Non-interest income	101,415	12,692	34,419	(34,247)	114,279
Non-interest expense	154,011	18,259	36,185	(34,247)	174,208
Pre-tax income (loss)	33,282	10,225	(1,735)	—	41,772
Income tax expense (benefit)	12,246	3,574	(695)	—	15,125
Net income (loss)	$21,036	$6,651	$(1,040)	$—	$26,647

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$17,526,198	$2,961,088	$204,312	$(2,609,257)	$18,082,341

At or For the Three Months Ended March 31, 2008:
Revenues from external customers:
Interest income	$204,217	$40,933	$—	$—	$245,150
Non-interest income	114,990	12,138	171	—	127,299
Total	$319,207	$53,071	$171	$—	$372,449
Net interest income (expense)	$124,048	$18,955	$(174)	$—	$142,829
Provision for credit losses	26,267	3,728	—	—	29,995
Non-interest income	114,990	12,138	39,991	(39,820)	127,299
Non-interest expense	151,179	16,813	40,104	(39,820)	168,276
Pre-tax income (loss)	61,592	10,552	(287)	—	71,857
Income tax expense (benefit)	22,163	3,827	(1,559)	—	24,431
Net income	$39,429	$6,725	$1,272	$—	$47,426

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total assets	$15,878,805	$2,353,261	$144,919	$(2,006,621)	$16,370,364

(12)                Earnings Per Common Share

Effective January 1, 2009, TCF adopted FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Entities with common stock and participating securities are required to compute earnings per share using the two-class method as described in FASB Statement No. 128, Earnings per Share.

TCF’s restricted stock awards that pay nonforfeitable common stock dividends meet the criteria of a participating security pursuant to this FSP. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities. This FSP requires retrospective application, thus basic and diluted earnings per share presented for the three months ended March 31, 2008 were calculated in accordance with this FSP. Neither basic nor diluted earnings per share for the three months ended March 31, 2008 changed from the adoption of this FSP.

The computation of basic and diluted earnings per common share is presented in the following table.

	Three Months Ended March 31,
(Dollars in thousands, except share and per-share data)	2009	2008
Basic earnings per common share:
Net income	$26,647	$47,426
Preferred stock dividends	(5,185)	—
Net income available to common stockholders	21,462	47,426
Earnings allocated to participating securities	57	434
Earnings allocated to common stock	$21,405	$46,992
Weighted-average shares outstanding	126,718,109	124,722,653
Restricted stock	(778,778)	(78,022)
Weighted-average common shares outstanding for basic earnings per common share	125,939,331	124,644,631
Basic earnings per share	$0.17	$0.38

Diluted earnings per common share:
Net income	$26,647	$47,426
Preferred stock dividends	(5,185)	—
Net income available to common stockholders	21,462	47,426
Earnings allocated to participating securities	57	434
Earnings allocated to common stock	$21,405	$46,992
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	125,939,331	124,644,631
Net dilutive effect of:
Non-participating restricted stock	—	—
Stock options	160	29,774
Warrant	—	—
Weighted-average common shares outstanding for diluted earnings per common share	125,939,491	124,674,405
Diluted earnings per share	$0.17	$0.38

All shares of restricted stock are deducted from weighted-average shares outstanding for the computation of basic earnings per common share. Shares of performance-based non-participating restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved.  All other shares of non-participating restricted stock, which vest over specified time periods, stock options, and warrant, are included in the calculation of diluted earnings per common share, using the treasury stock method.

For the periods ended March 31, 2009 and 2008, 6.7 million and 2.0 million shares, respectively, related to non-participating restricted stock, stock options, and a warrant were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

(13)                Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income.  The following table summarizes the components of comprehensive income.

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Net income	$26,647	$47,426
Other comprehensive income:
Unrealized holding gains arising during the period on securities available for sale	23,189	28,983
Recognized pension and postretirement actuarial losses, settlement expense and transition obligation	1,262	472
Pension and postretirement measurement date change	—	293
Reclassification adjustment for securities gains included in net income	(11,749)	(6,286)
Foreign currency translation adjustment	2	—
Income tax expense	(4,621)	(8,407)
Total other comprehensive income	8,083	15,055
Comprehensive income	$34,730	$62,481

(14)                Other Expense

Other expense consists of the following.

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Card processing and issuance	$4,760	$4,670
Foreclosed real estate, net	3,991	2,535
Postage and courier	3,319	3,358
Deposit account losses	3,123	4,522
Telecommunications	2,768	2,962
Office supplies	2,422	2,616
ATM processing	1,591	1,691
Visa indemnification	—	(3,766)
Other	15,157	17,325
Total other expense	$37,131	$35,913

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota.  Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona (“TCF Bank”), are headquartered in South Dakota and Arizona, respectively.  TCF has 449 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota.

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

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. TCF’s largest core lending business is its consumer real estate loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties.  Commercial loans are generally made on local properties or to local customers.  The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc. (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets and Winthrop Resources Corporation (“Winthrop Resources”), a company that primarily leases technology and data processing equipment.  TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries.  TCF Inventory Finance Inc. (“TCF Inventory Finance”) provides inventory financing to retail businesses in the United States and Canada.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 56% of TCF’s total revenue for the three months ended March 31, 2009.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations.  A key driver of non-interest income is the number of deposit accounts and related transaction activity.  Increasing fee and service charge revenue has been challenging as a result of changing customer behaviors.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Non-Interest Income” for additional information.

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is the 11th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended December 31, 2008, as published by Visa.  TCF earns interchange revenue from customer card transactions paid primarily by merchants, not by TCF’s customers.  These products represent 26% of fee revenue for the three months ended March 31, 2009.  Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Expense” for further discussion.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three months ended March 31, 2009 and 2008 and on information about TCF’s balance sheet, credit quality, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported diluted earnings per common share of 17 cents for the first quarter of 2009, compared with 38 cents for the same 2008 period.  Net income was $26.6 million for the first quarter of 2009, compared with $47.4 million for the same 2008 period.

For the first quarter of 2009, return on average assets was .62%, compared with 1.18% for the same 2008 period.  Return on average common equity was 7.58% for the first quarter of 2009, compared with 17.08% for the same 2008 period.

Operating Segment Results

See Note 11 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, consisting of retail banking, commercial banking, small business banking, consumer lending and treasury services, reported net income of $21 million for the first quarter of 2009, compared with $39.4 million for the same 2008 period.  Banking net interest income for the first quarter of 2009 was $120.4 million, compared with $124 million for the same 2008 period.

The banking provision for credit losses was $34.5 million for the first quarter of 2009, compared with $26.3 million for the same 2008 period.  This increase was primarily due to higher consumer real estate net charge-offs and the resulting portfolio reserve rate increases.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Provision for Credit Losses” for further discussion.

Banking non-interest income totaled $101.4 million for the first quarter of 2009, down 11.8% from $115 million for the same 2008 period primarily due to an $8.3 million gain in 2008 on the redemption of Visa shares and a $3.2 million decrease in investment and insurance revenues.  Non-interest expense for the first quarter of 2009 was $154 million, compared with $151.2 million for the same 2008 period primarily due to a $5.1 million increase in deposit account premium expenses from new marketing campaigns which resulted in record checking account production, a $3.4 million increase in Federal deposit insurance premiums expense and a $1.5 million increase in foreclosed real estate expense due to increased property taxes and higher real estate disposition losses in 2009, partially offset by a $2.6 million decrease in compensation and benefits expense and a $1.4 million decrease in deposit account losses.

LEASING AND EQUIPMENT FINANCE, an operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of lease and equipment finance products. Leasing and equipment finance reported net income of $6.7 million for the first quarter of

2009, essentially flat when compared with the same 2008 period.  Net interest income for the first quarter of 2009 was $24.6 million, compared with $19 million for the same 2008 period.

The provision for credit losses for this operating segment was $8.8 million for the first quarter of 2009, compared with $3.7 million for the same 2008 period, primarily due to higher net charge-offs and the resulting portfolio reserve rate increases in the middle market segment, which primarily consists of loan and lease financing of construction and manufacturing equipment and specialty vehicles.

Non-interest income for the first quarter of 2009 totaled $12.7 million, up from $12.1 million for the same 2008 period, primarily due to an increase in sales-type lease revenues.  Leasing and equipment finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $18.3 million for the first quarter of 2009, compared with $16.8 million for the same 2008 period.

OTHER, including the holding company, corporate functions and TCF Inventory Finance, reported a net loss of $1 million for the first quarter of 2009, compared with net income of $1.3 million for the same 2008 period. The decrease was due in part to costs for TCF’s inventory finance business.

Consolidated Net Interest Income

Net interest income for the first quarter of 2009 was $145.4 million, up from $142.8 million for the first quarter of 2008 and down from $147.1 million for the fourth quarter of 2008.  The increase in net interest income from the first quarter of 2008 was primarily attributable to a $1.1 billion, or 8.8%, increase in average loans and leases, partially offset by a decrease in net interest margin.  The decrease in net interest income from the fourth quarter of 2008 was primarily due to growth in deposits exceeding growth in total loans and leases during the first quarter of 2009 resulting in excess liquidity being placed on deposit with the Federal Reserve.

The net interest margin for the first quarter of 2009 was 3.66%, compared with 3.84% for the same 2008 period and 3.84% for the fourth quarter of 2008.  The decline in net interest margin from the first quarter of 2008 was primarily due to the effect of excess liquidity placed on deposit with the Federal Reserve and declines in yields on interest earning assets exceeding declines in rates paid on interest bearing liabilities.

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

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009			2008
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields and Rates (2)	Average Balance	Interest (1)	Average Yields and Rates (2)
Assets:
Investments and other	$484,394	$856.71%		$150,659	$1,642	4.38%
Securities available for sale (3)	2,012,467	25,701	5.11	2,140,951	28,279	5.28
Education loans held for sale	—	—	—	215,434	3,452	6.44
Loans and leases:
Consumer real estate:
Fixed-rate	5,477,467	88,806	6.57	5,501,201	93,520	6.83
Variable-rate (4)	1,818,232	26,223	5.85	1,603,032	28,194	7.07
Consumer - other	39,539	822	8.43	44,008	980	8.96
Total consumer real estate and other	7,335,238	115,851	6.40	7,148,241	122,694	6.90
Commercial real estate:
Fixed- and adjustable-rate	2,410,335	36,284	6.11	1,975,344	31,244	6.36
Variable-rate (4)	588,181	5,640	3.89	591,071	8,778	5.97
Total commercial real estate	2,998,516	41,924	5.67	2,566,415	40,022	6.27
Commercial business:
Fixed- and adjustable-rate	175,445	2,550	5.89	177,691	2,755	6.24
Variable-rate (4)	324,311	2,386	2.98	365,997	5,373	5.90
Total commercial business	499,756	4,936	4.01	543,688	8,128	6.01
Leasing and equipment finance	2,632,893	46,051	7.00	2,140,695	40,933	7.65
Inventory finance	28,475	615	8.64	—	—	—
Total loans and leases (5)	13,494,878	209,377	6.27	12,399,039	211,777	6.86
Total interest-earning assets	15,991,739	235,934	5.96	14,906,083	245,150	6.60
Other assets (6)	1,157,981			1,228,970
Total assets	$17,149,720			$16,135,053

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,428,453			$1,415,379
Small business	563,236			565,148
Commercial and custodial	227,470			200,624
Total non-interest bearing deposits	2,219,159			2,181,151
Interest-bearing deposits:
Checking	1,747,480	2,687.62		1,846,606	4,731	1.03
Savings and money market	4,446,622	19,249	1.76	3,314,442	17,760	2.16
Subtotal	6,194,102	21,936	1.44	5,161,048	22,491	1.76
Certificates of deposit	2,463,405	18,148	2.98	2,500,362	26,237	4.21
Total interest-bearing deposits	8,657,507	40,084	1.88	7,661,410	48,728	2.56
Total deposits	10,876,666	40,084	1.49	9,842,561	48,728	1.99
Borrowings:
Short-term borrowings	44,131	94.86		399,023	3,610	3.64
Long-term borrowings	4,366,782	50,343	4.67	4,414,630	49,983	4.55
Total borrowings	4,410,913	50,437	4.63	4,813,653	53,593	4.48
Total interest-bearing liabilities	13,068,420	90,521	2.81	12,475,063	102,321	3.30
Total deposits and borrowings	15,287,579	90,521	2.40	14,656,214	102,321	2.81
Other liabilities	380,202			368,216
Total liabilities	15,667,781			15,024,430
Stockholders’ equity	1,481,939			1,110,623
Total liabilities and stockholders’ equity	$17,149,720			$16,135,053
Net interest income and margin		$145,413	3.66%		$142,829	3.84%

(1)          Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $337,000 and $548,000 was recognized during the three months ended March 31, 2009 and 2008, respectively.

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

Consolidated Provision for Credit Losses

TCF recorded provision expense of $43.7 million in the first quarter of 2009, compared with $30 million in the first quarter of 2008, and $47.1 million in the fourth quarter of 2008.  The increase in the provision for credit losses for the first quarter of 2009 compared with the first quarter of 2008 is primarily due to higher consumer real estate net charge-offs and the resulting portfolio reserve rate increases and higher reserves and net charge-offs for leasing and equipment finance.

Net loan and lease charge-offs for the first quarter of 2009 were $34.9 million, or 1.04% of average loans and leases (annualized), compared with $13.5 million, or .44% (annualized), in the first quarter of 2008, and $33.6 million, or 1.02% (annualized), in the fourth quarter of 2008.  Consumer real estate net charge-offs for the first quarter of 2009 were $22.3 million, compared with $9.2 million in the first quarter of 2008, and $20.9 million in the fourth quarter of 2008.  The higher consumer real estate net charge-offs were primarily due to continued weak residential real estate market conditions and increasing unemployment in TCF’s markets.

Commercial net charge-offs for the first quarter of 2009 were $6.6 million, compared with $1.1 million in the first quarter of 2008, and $5.6 million in the fourth quarter of 2008.  The increase in commercial real estate net charge-offs was primarily due to the depressed real estate conditions in Michigan, increasing financial stress on consumers and weakening economic conditions.  Leasing and equipment finance net charge-offs for the first quarter of 2009 were $4.7 million, compared with $2.1 million in the first quarter of 2008, and $3.8 million in the fourth quarter of 2008.  The increase in leasing and equipment finance net charge-offs from the first quarter of 2008 was primarily due to higher net charge-offs in the middle market segment.

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

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $114.3 million for the first quarter of 2009, compared with $127.3 million for the same 2008 period.

Fees and Service Charges

Fees and service charges totaled $57.1 million for the first quarter of 2009, compared with $63.5 million for the same 2008 period.  The declines were primarily due to lower transaction activity in deposit accounts.

Card Revenues

Card revenues totaled $25 million for the first quarter of 2009, essentially flat with the first quarter of 2008.  The flattening of card revenue was primarily due to slightly lower debit card spending which is reflective of the current economic conditions.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	Amount	%
Average active card users	822,594	803,325	19,269	2.4
Average number of transactions per card per month	19.8	19.5	0.3	1.5
Sales volume	$1,750,770	$1,759,476	$(8,706)	(0.5)
Average transaction size (in dollars)	$36	$37	$(1)	(2.7)
Average interchange rate	1.33%	1.33%		—	bps

ATM Revenue

For the first quarter of 2009, ATM revenue was $7.6 million, compared with $8 million for the same 2008 period.  The decline in ATM revenue was primarily due to fewer fee generating transactions on non-TCF ATM machines by TCF customers.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenue totaled $12.7 million for the first quarter of 2009, compared with $12.1 million for the same 2008 period.  The increase in leasing and equipment finance revenue was primarily due to an increase in sales-type lease revenue. Leasing and equipment finance revenue may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.

Other Income

Other non-interest income was $458 thousand, down $3.8 million from the first quarter of 2008, primarily due to TCF no longer selling investment and insurance products in the branches.

Visa Share Redemption

During the first quarter of 2008, Visa completed its Initial Public Offering (“IPO”). As part of the IPO, Visa redeemed a portion of the shares held by Visa U.S.A. members for cash. TCF received $8.3 million from this redemption and recorded a gain.  As of March 31, 2009, TCF holds 308,219 shares of Visa Inc. Class B shares with no book value that are generally restricted from sale, other than to other Class B shareholders, and are subject to dilution as a result of TCF’s indemnification obligation.  TCF remains obligated to indemnify Visa under its bylaws and a retrospective responsibility plan for losses in connection with certain covered litigation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Expense” for further discussion.

Gains on Securities

Gains on securities were $11.5 million for the first quarter of 2009 on sales of $564.2 million of securities, compared with gains of $6.3 million on sales of $974.2 million of securities for the same 2008 period.

Consolidated Non-Interest Expense

Non-interest expense totaled $174.2 million for the first quarter of 2009, up $5.9 million, or 3.5%, from $168.3 million for the same 2008 period.

Compensation and Employee Benefits

Compensation and employee benefits expense continue to be well controlled and decreased $2.5 million, or 2.8%, from the first quarter of 2008 primarily due to headcount reductions and lower volume related incentives, partially offset by increases from the new inventory finance business.

Deposit Account Premiums

Deposit account premium expense totaled $6.6 million for the first quarter of 2009, compared with $1.5 million for the same 2008 period.  The increase in deposit account premium expense is primarily due to new marketing campaigns put in place in mid-2008 which resulted in record checking account production.

Advertising and Promotions

Advertising and promotions expense totaled $4.4 million for the first quarter of 2009, compared with $4.8 million for the same 2008 period.  The decrease in advertising and promotions expense is primarily due to decreased spending on media.

FDIC Insurance Premiums

FDIC insurance premium expense totaled $3.8 million for the first quarter of 2009, compared with $421 thousand for the same 2008 period primarily due to increased deposit insurance rates, increased deposit balances and no remaining credit from the FDIC as in 2008.  The FDIC has proposed a one-time special assessment of 10 bps on all assessable deposits as of June 30, 2009.  If imposed, approximately $12 million of additional expense is expected to be recognized in the second quarter of 2009.

Other Expense

Other expense in the first quarter of 2009 decreased $2.5 million from the first quarter of 2008, excluding the first quarter 2008 reduction in the Visa indemnification expense. The decrease in other expense is primarily due to a $1.4 million decrease in deposit account losses which reflects lower activity in deposit accounts as well as improved loss mitigation programs.

TCF is a member of Visa U.S.A. for issuance and processing of its card transactions.  On October 3, 2007, Visa, Inc. (Visa) completed a restructuring including Visa U.S.A. in preparation for its initial public offering.  As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, approved as part of Visa’s restructuring, for contingent losses in connection with certain covered litigation (“the Visa indemnification”) disclosed in Visa’s public filings with the Securities and Exchange Commission (SEC) based on its membership proportion.  TCF is not a party to the lawsuits brought against Visa U.S.A. TCF’s membership proportion in Visa U.S.A. is .12554%.  As part of Visa’s IPO in the first quarter of 2008, Visa set aside a cash escrow fund for future settlement of covered litigation. As a result, TCF recorded a $3.8 million reduction in its contingent indemnification obligation in the first quarter of 2008.

At March 31, 2009, TCF’s estimated remaining Visa contingent indemnification obligation was $3.9 million.  The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates. TCF’s remaining indemnification obligation for Visa’s covered litigation is a highly judgmental estimate.  TCF must rely on disclosures made by Visa to the public about the covered litigation in making estimates of this contingent indemnification obligation.

Income Taxes

TCF recorded income tax expense of $15.1 million for the first quarter of 2009, or 36.2%, of income before income tax expense, compared with $24.4 million, or 34%, of income before income tax expense, for the comparable 2008 period and $17.5 million, or 38.8%, for the fourth quarter of 2008.  The lower effective income tax rate for the first quarter of 2009, as compared with the fourth quarter of 2008, was primarily due to a net $599 thousand reduction in income tax expense for changes in uncertain tax positions and changes in state tax laws in the first quarter of 2009 and a $1.5 million charge recorded to income tax expense for distributions from the termination of the company’s deferred compensation plans in the fourth quarter of 2008.  Excluding these items, the effective income tax rates for the first quarter of 2009 and the fourth quarter 2008 were 37.6 % and 35.5%, respectively, reflecting higher state income taxes and executive compensation deduction limitations as a result of participating in the U.S. Treasury Capital Purchase Program.

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

In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the federal and state income tax rates expected to apply to taxable income in the periods in which the deferred income tax assets or liabilities are expected to be realized.  If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to the Consolidated Statements of Income. Also, if current period income tax rates change, the impact on the annual effective income tax rate is applied year-to-date in the period of enactment.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

The Company purchased $802.9 million and $1.2 billion of securities available for sale during the first three months of 2009 and 2008, respectively.  TCF sold $564.2 million of securities available for sale during the first three months of 2009, compared with $974.2 million in the same 2008 period.  At March 31, 2009, the unrealized pre-tax gain on TCF’s securities available for sale portfolio was $48.8 million, compared with a pre-tax gain of $37.3 million at December 31, 2008, primarily due to changes in long-term market interest rates.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding education loans held for sale.

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2009	2008	Change
Consumer real estate and other:
Real estate:
First mortgage liens	$4,932,795	$4,881,662	1.0%
Junior liens	2,374,999	2,420,116	(1.9)
Total consumer real estate	7,307,794	7,301,778	0.1
Other	55,642	61,805	(10.0)
Total consumer real estate and other	7,363,436	7,363,583	—
Commercial:
Commercial real estate:
Permanent	2,747,230	2,693,085	2.0
Construction and development	292,250	291,071	0.4
Total commercial real estate	3,039,480	2,984,156	1.9
Commercial business	493,943	506,887	(2.6)
Total commercial	3,533,423	3,491,043	1.2
Leasing and equipment finance (1):
Equipment finance loans	855,562	789,869	8.3
Lease financings:
Direct financing leases	2,106,890	1,813,254	16.2
Sales-type leases	21,494	22,095	(2.7)
Lease residuals	58,008	52,906	9.6
Unearned income and deferred costs	(243,820)	(192,042)	(27.0)
Total lease financings	1,942,572	1,696,213	14.5
Total leasing and equipment finance	2,798,134	2,486,082	12.6
Inventory finance	100,624	4,425	N.M.
Total loans and leases	$13,795,617	$13,345,133	3.4

(1)          Operating leases of $57.2 million at March 31, 2009 and $58.8 million at December 31, 2008 are included as a component of Other Assets on the Consolidated Statements of Financial Condition.

N.M. Not Meaningful

At March 31, 2009, approximately 25% of TCF’s consumer and commercial loans consisted of variable-rate loans, compared with 27% at December 31, 2008.  Variable-rate consumer loans have interest rates tied to the prime rate, while variable-rate commercial loans (consisting of commercial real estate and commercial business loans) have interest rates tied to either the prime rate or LIBOR.  At April 1, 2009, $1.8 billion, or 97%, of variable-rate consumer real estate loans were at their contractual interest rate floor, compared with $1.8 billion, or 98%, at January 1, 2009.  At April 1, 2009, $347 million, or 40%, of variable-rate commercial loans were at their contractual interest rate floor, compared with $305 million, or 33%, at January 1, 2009.  In addition, to the extent these loans have interest rate floors, an increase in interest rates may not result in a change in the interest rate on the variable-rate loan.   Substantially all leasing and equipment finance loans have fixed interest rates.  Approximately 77% of the consumer real estate portfolio at March 31, 2009 consisted of closed-end loans.  TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal.  Consumer real estate lines of credit outstanding were $2.2 billion at March 31, 2009 and December 31, 2008.

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary markets.  With a focus on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans at March 31, 2009, were secured either by real estate or other business assets.  At March 31, 2009, approximately 93% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary markets.

In the first quarter of 2009, TCF acquired a $277.4 million equipment finance portfolio.  This portfolio was purchased at a discount which primarily represents loss reserves that are netted against the balance of the portfolio and not contained within the allowance for loan and lease losses.

The leasing and equipment finance backlog of approved transactions was $332.5 million at March 31, 2009, up from $328 million at December 31, 2008.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from customer default on a loan or lease.  TCF has a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $181.2 million appropriate to cover losses incurred in the loan and lease portfolios as of March 31, 2009.  In the first quarter of 2009, TCF acquired a $277.4 million equipment finance portfolio which included $15.1 million of valuation reserves for credit losses.  The $15.1 million of credit loss reserves are netted against the assets contractual balances and are expected to cover any future losses within the acquired portfolio.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown, a continued decline in commercial or residential real estate values in TCF’s markets and continued financial stress on consumers would have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

The following table sets forth information detailing the allowance for loan and lease losses and other credit reserves.

	At or For the Three
	Months Ended March 31,
(Dollars in thousands)	2009	2008
Allowance for loan and lease losses:
Balance at beginning of period	$172,442	$80,942
Charge-offs	(38,881)	(17,822)
Recoveries	3,943	4,275
Net charge-offs	(34,938)	(13,547)
Provision for credit losses	43,712	29,995
Balance at end of period	181,216	97,390
Other credit loss reserves:
Reserves recorded in other liabilities	1,730	1,060
Reserves netted against portfolio asset balances	15,102	—
Total credit loss reserves	$198,048	$98,450

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

The allocation of TCF’s allowance for loan and lease losses and other credit reserves is as follows.

	At March 31, 2009			At December 31, 2008
			Allowance/			Allowance/
			Credit Loss			Credit Loss
	Allowance/		Reserves	Allowance/		Reserves
	Credit Loss	Total Loans	As a % of	Credit Loss	Total Loans	As a % of
(Dollars in thousands)	Reserves	and Leases	Balance	Reserves	and Leases	Balance
Consumer real estate	$103,475	$7,307,794	1.42%	$98,436	$7,301,778	1.35%
Consumer other	2,519	55,642	4.53	2,664	61,805	4.31
Total consumer real estate and other	105,994	7,363,436	1.44	101,100	7,363,583	1.37
Commercial real estate	40,354	3,039,480	1.33	39,386	2,984,156	1.32
Commercial business	10,281	493,943	2.08	11,865	506,887	2.34
Total commercial	50,635	3,533,423	1.43	51,251	3,491,043	1.47
Leasing and equipment finance	24,140	2,798,134.86		20,058	2,486,082.81
Inventory finance	447	100,624.44		33	4,425.75
Total allowance	181,216	13,795,617	1.31	172,442	13,345,133	1.29
Reserves recorded in other liabilities	1,730	—	—	1,510	—	—
Reserves netted against portfolio asset balances	15,102	—	—	—	—	—
Total credit loss reserves	$198,048	$13,795,617	1.43	$173,952	$13,345,133	1.30

The increase in the consumer real estate allowance was primarily due to increased actual and estimated real estate loan charge-offs due to continued weakness in residential real estate market conditions and increasing unemployment.

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	March 31, 2009		March 31, 2008
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)
Consumer real estate
First mortgage liens	$10,477.86%		$4,211.36%
Junior liens	11,849	1.98	4,973.84
Total consumer real estate	22,326	1.22	9,184.52
Consumer other	1,290	N.M.	1,195	N.M.
Total consumer real estate and other	23,616	1.29	10,379.58
Commercial real estate	3,640.49		466.07
Commercial business	2,981	2.39	597.44
Total commercial	6,621.76		1,063.14
Leasing and equipment finance	4,701.71		2,105.39
Total	$34,938	1.04	$13,547.44

(1)   Annualized.

N.M. Not Meaningful.

Consumer real estate net charge-offs for the first quarter of 2009 increased $13.1 million, compared with the same 2008 period.  Commercial real estate net charge-offs for the first quarter of 2009 increased $3.2 million, compared with the same 2008 periods.  The increase in consumer real estate and commercial real estate net charge-offs were primarily due to the depressed residential real estate conditions, increasing financial stress on consumers and weakening economic conditions.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Non-performing assets are summarized in the following table.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2009	2008	Change
Non-accrual loans and leases:
Consumer real estate
First mortgage liens	$82,082	$71,078	$11,004
Junior liens	11,373	11,793	(420)
Total consumer real estate	93,455	82,871	10,584
Consumer other	146	65	81
Total consumer real estate and other	93,601	82,936	10,665
Commercial real estate	67,264	54,615	12,649
Commercial business	11,857	14,088	(2,231)
Total commercial	79,121	68,703	10,418
Leasing and equipment finance	33,190	20,879	12,311
Inventory finance	4	—	4
Total non-accrual loans and leases	205,916	172,518	33,398
Other real estate owned:
Residential real estate	45,633	38,632	7,001
Commercial real estate	25,115	23,033	2,082
Total other real estate owned	70,748	61,665	9,083
Total non-performing assets	$276,664	$234,183	$42,481
Non-performing assets as a percentage of:
Net loans and leases	2.03%	1.78%	25	bps
Total assets	1.53	1.40	13
Non-performing assets secured by real estate as a percentage of total non-performing assets	83.66	85.04	N.M.
Consumer real estate:
Properties owned	206	187	19
Properties subject to redemption	170	151	19
Total consumer real estate properties	376	338	38

N.M. Not Meaningful.

The increase in non-accrual loans and leases from December 31, 2008 was primarily due to an increase in consumer and commercial real estate and leasing and equipment finance non-accrual loans.  Consumer real estate properties owned increased from December 31, 2008, due to the addition of 138 new properties exceeding sales of 119 properties in the first quarter of 2009.

Repossessed and Returned Equipment

At March 31, 2009 and December 31, 2008, TCF had $15.9 million and $10.9 million, respectively, of repossessed and returned equipment held for sale in its leasing and equipment finance business.  The overall economic environment influences the level of repossessed and returned equipment, the demand for these types of used equipment in the marketplace and the fair value or ultimate sales prices at disposition.  TCF periodically determines the fair value of this equipment and makes adjustments when necessary.

Impaired Loans

Impaired loans are summarized in the following table.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2009	2008	Change
Non-accrual loans:
Consumer real estate	$9,692	$9,216	$476
Commercial real estate	67,264	54,615	12,649
Commercial business	11,857	14,088	(2,231)
Total commercial	79,121	68,703	10,418
Leasing and equipment finance	8,248	5,552	2,696
Subtotal	97,061	83,471	13,590
Accruing restructured consumer real estate	24,877	27,423	(2,546)
Total impaired loans	$121,938	$110,894	$11,044

The increase in impaired loans from December 31, 2008 was primarily due to a $12.6 million increase in commercial real estate non-accrual loans. There were $23.3 million and $25.3 million of accruing restructured loans less than 90 days past due as of March 31, 2009 and December 31, 2008, respectively. The allowance for loan and lease losses for impaired loans was $22.2 million at March 31, 2009, compared with $24.6 million at December 31, 2008. The average balance of total impaired loans during the three months ended March 31, 2009 was $116.3 million, compared with $108.9 million during the three months ended December 31, 2008.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding education loans held for sale and non-accrual loans and leases.  Delinquent balances are determined based on the contractual terms of the loan or lease.

	At March 31, 2009		At December 31, 2008
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases
Accruing loans and leases delinquent for:
30-59 days	$96,205.71%		$69,814.53%
60-89 days	43,926.32		41,851.32
90 days or more	38,344.28		37,619.28
Total	$178,475	1.31%	$149,284	1.13%

The following table summarizes TCF’s over 30-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At March 31, 2009		At December 31, 2008
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer real estate
First mortgage liens	$97,447	2.01%	$91,558	1.90%
Junior liens	18,432.78		24,086	1.00
Total consumer real estate	115,879	1.61	115,644	1.60
Consumer other	445.80		666	1.08
Total consumer real estate and other	116,324	1.60	116,310	1.60
Commercial real estate	9,503.32		3,199.11
Commercial business	1,118.23		874.18
Total commercial	10,621.31		4,073.12
Leasing and equipment finance	51,143	1.85	28,901	1.17
Inventory finance	387.38		—	—
Total	$178,475	1.31%	$149,284	1.13%

The increase in delinquencies is primarily due to leasing and equipment finance, which included $11.7 million in delinquent loan and leases from the $277.4 million first quarter 2009 portfolio acquisition.  Total delinquencies as a percentage of total loans and leases at March 31, 2009 would have been 1.25%, excluding the purchased portfolio.

During the first quarter of 2009, TCF completed 1,627 loan modifications and extensions on over $251 million of consumer real estate loans to help customers avoid home foreclosure. Of this total, $249 million involved delaying payments for customers on which contractual interest is still charged. The remaining modifications included short-term reductions of interest rates and were classified as troubled debt restructurings.

Potential Problem Loans and Leases

In addition to non-performing assets, there were $264.9 million of loans and leases at March 31, 2009, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, an increase of $52 million from December 31, 2008.  The increase in potential problem loans and leases is primarily due to an increase in commercial loans that were downgraded due to the effect of overall deteriorating economic conditions.  Potential problem loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial or residential real estate or other assets, thus reducing the potential for loss should they become non-performing.  Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows.

	At	At
	March 31,	December 31,
(In thousands)	2009	2008
Consumer real estate	$24,877	$27,423
Commercial real estate	176,277	137,332
Commercial business	35,826	27,127
Leasing and equipment finance	27,898	20,994
Total	$264,878	$212,876

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.   Deposits totaled $11.6 billion at March 31, 2009, an increase of $1.4 billion, or 13.7%, from December 31, 2008.  TCF has in process several initiatives involving products, pricing and marketing in an effort to increase TCF’s market share of deposits.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 1.40% at March 31, 2009, compared with 1.61% at December 31, 2008. The decrease in the weighted-average rate for deposits was due to pricing decisions made by management as a result of declining interest rates during the first three months of 2009.

Borrowings and Liquidity

Borrowings totaled $4.3 billion at March 31, 2009, down $322.9 million from December 31, 2008.  The weighted-average rate on borrowings was 4.65% at March 31, 2009, compared with 4.48% at December 31, 2008.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources.  At March 31, 2009, TCF had $2.4 billion in unused, secured borrowing capacity at the FHLB of Des Moines and $1.5 billion of active, unsecured federal funds purchased lines which are not contractually committed.  Effective April 1, 2009, the FHLB of Des Moines changed the collateral maintenance levels for certain collateral categories which resulted in a $208 million decrease in TCF’s unused borrowing capacity at the FHLB.

Also at March 31, 2009, TCF had $695 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.  Beginning April 27, 2009, the Federal Reserve decreased the lendable value percentage for certain loans that TCF pledges at the Discount Window.  Based on the March 31, 2009 collateral levels, these changes decreased TCF’s borrowing capacity to $610 million.

See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At March 31, 2009, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings (1)	$4,337,867	$52,014	$429,080	$1,038	$3,855,735
Annual rental commitments under non-cancelable operating leases	249,552	27,343	49,200	42,372	130,637
Campus marketing agreements	45,583	3,476	5,533	5,118	31,456
Construction contracts and land purchase commitments for future branch sites	935	935	—	—	—
Visa indemnification obligation (2)	3,930	—	3,930	—	—
	$4,637,867	$83,768	$487,743	$48,528	$4,017,828

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,735,633	$14,342	$52,243	$223,713	$1,445,335
Commercial	355,900	219,348	111,759	10,717	14,076
Leasing and equipment finance	77,393	77,393	—	—	—
Total commitments to lend	2,168,926	311,083	164,002	234,430	1,459,411
Standby letters of credit and guarantees on industrial revenue bonds	55,429	40,109	15,260	60	—
	$2,224,355	$351,192	$179,262	$234,490	$1,459,411

(1)          Total borrowings excludes interest.

(2)          The exact date of the payment cannot be determined. Any payments of this obligation are expected to be made within three years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Expense” for further discussion.

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

Stockholders’ Equity

Stockholders’ equity at March 31, 2009 was $1.5 billion, or 8.3% of total assets, compared with 8.92% at December 31, 2008.  At March 31, 2009, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors.

On April 22, 2009, TCF redeemed all of the 361,172 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $.01 Par Value, for a total redemption price of $361.2 million plus a final pro rata dividend of $3.4 million. Since receiving these funds on November 14, 2008, TCF paid the U.S. Treasury $7.9 million in dividends.  TCF has the right to repurchase the common stock warrant issued to the U.S. Treasury under its Capital Purchase Program subject to mutual agreement on price.  Otherwise, the U.S. Treasury is required by law to liquidate the warrant.

In accordance with recently published banking industry guidance from the Federal Reserve Board, TCF reduced the regular quarterly dividend on common stock from 25 cents to 5 cents per share, payable on May 29, 2009 to shareholders of record as of May 1, 2009.

Recent Accounting Developments

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosure of the fair value of financial instruments and significant assumptions used to estimate the fair value of financial instruments in interim and annual financial statements. Previously, the disclosure was required only in annual financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. TCF will include these disclosures in the notes to the consolidated financial statements on a quarterly basis beginning in the second quarter of 2009.

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for determining fair value under Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in inactive or disorderly markets. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP will not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued proposed FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which makes existing other-than-temporary impairment guidance pertaining to debt securities more operational and improves the presentation of other-than-temporary impairments in the financial statements. This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and any remaining portion in the other comprehensive income category of stockholders’ equity, if the entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP will not have a material impact on the Company’s consolidated financial statements.

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include, but are not limited to, continued or deepening deterioration in general economic and banking industry conditions; continued increases in unemployment in TCF’s primary banking markets; limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to deteriorating conditions in the banking industry and the economic impact on banks of the Emergency Economic Stabilization Act, as amended (“EESA”) or other related legislative and regulatory developments; the imposition of requirements with an adverse financial impact relating to TCF’s lending, loan collection and other business activities as a result of the EESA,  or other legislative or regulatory developments such as mortgage foreclosure moratorium laws; possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legislative, regulatory or other changes affecting customer account charges and fee income; legislative changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions); reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments, including adoption of state legislation that would increase state taxes; adverse findings in tax audits or regulatory examinations and resulting enforcement actions; changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including continuing declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new market conditions or regulatory requirements; lack of or inadequate insurance coverage for claims against TCF; technological, computer related or operational difficulties or loss or theft of information; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; results of litigation, including potential class action litigation concerning TCF’s lending or deposit activities or employment practices and possible increases in indemnification obligations for certain litigation against Visa U.S.A. (“covered litigation”) and potential reductions in card revenues resulting from covered litigation or other litigation against Visa; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity; or other significant uncertainties.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At March 31, 2009, net interest income is estimated to decrease by 2.5% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a negative $1.7 billion, or 9.3% of total assets, at March 31, 2009, compared with a negative $631 million, or 3.8% of total assets, at December 31, 2008. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 25 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.6 billion of fixed-rate mortgage-backed securities and consumer real estate loans at March 31, 2009, by approximately $173 million, or 17.1%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities and consumer real estate loans at March 31, 2009, by approximately $321 million, or 31.7%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2009.  Also, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At	At	At	At	At
(Dollars in thousands,	March 31,	December 31,	September 30,	June 30,	March 31,
except per-share data)	2009	2008	2008	2008	2008
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$13,795,617	$13,345,133	$13,101,668	$12,952,546	$12,602,861

Securities available for sale	2,098,628	1,966,104	2,102,756	2,120,664	2,177,262
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	18,082,341	16,740,357	16,510,595	16,460,123	16,370,364

Deposits	11,647,203	10,243,352	9,850,237	10,146,122	10,357,069
Short-term borrowings	26,299	226,861	603,233	411,802	138,442
Long-term borrowings	4,311,568	4,433,913	4,630,776	4,515,997	4,414,644
Stockholders’ equity	1,499,956	1,493,776	1,111,029	1,088,301	1,129,870

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008
SELECTED OPERATIONS DATA:
Net interest income	$145,413	$147,117	$152,165	$151,562	$142,829
Provision for credit losses	43,712	47,050	52,105	62,895	29,995
Net interest income after provision for credit losses	101,701	100,067	100,060	88,667	112,834
Non-interest income:
Fees and other revenue	102,731	116,807	123,045	121,504	112,705
Gains on securities	11,548	8,167	498	1,115	6,286
Visa share redemption	—	—	—	—	8,308
Total non-interest income	114,279	124,974	123,543	122,619	127,299
Non-interest expense	174,208	179,810	177,588	168,729	168,276
Income before income tax expense	41,772	45,231	46,015	42,557	71,857
Income tax expense	15,125	17,527	15,889	18,855	24,431
Net income	26,647	27,704	30,126	23,702	47,426
Preferred stock dividends	5,185	2,540	—	—	—
Net income available to common stockholders	$21,462	$25,164	$30,126	$23,702	$47,426
Per common share:
Basic earnings	$.17	$.20	$.24	$.19	$.38
Diluted earnings	$.17	$.20	$.24	$.19	$.38
Dividends declared	$.25	$.25	$.25	$.25	$.25

FINANCIAL RATIOS:
Return on average assets (1)	.62%	.68%	.73%	.58%	1.18%
Return on average common equity (1)	7.58	9.00	11.11	8.57	17.08
Net interest margin (1)	3.66	3.84	3.97	4.00	3.84
Net charge-offs as a percentage of average loans and leases (1)	1.04	1.02	.82	.84	.44
Average total equity to average assets	8.64	7.93	6.61	6.76	6.88

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

Item 1A. Risk Factors

Economic Conditions and Declines in Housing Prices and Real Estate Values

The United States, including TCF’s primary banking markets, has experienced weakening economic conditions and declines in housing prices and real estate values in general.  As discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TCF’s Annual Report on Form 10-K dated December 31, 2008 and in Part I, Item 2 of this Form 10-Q for the quarterly period ended March 31, 2009, TCF’s loan portfolio contains significant amounts of loans secured by residential and commercial real estate.  TCF has experienced increases in non-performing assets, net charge-offs and provisions for credit losses as a result of continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions.  TCF expects continued economic weakness for most of 2009.  This environment could lead to increased levels of non-performing assets, net charge-offs and provision for credit losses compared to previous periods.

Payment of Dividends

In accordance with recently published banking industry guidance from the Federal Reserve Board, TCF reduced the regular quarterly dividend on common stock from 25 cents to 5 cents per share, payable on May 29, 2009 to shareholders of record as of May 1, 2009.  Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable regulatory restrictions and Delaware law, and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

As a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.  As of March 31, 2009, we were considered “well-capitalized” under the capital standards that our banking regulators use to assess the capital adequacy of bank holding companies.  The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e. perpetual preferred stock and trust preferred debt) on our financial condition.  The guidelines also require that we review our net income for the current and past four quarters, and the level of dividends on common stock and other Tier 1 capital instruments for those periods, as well as our projected rate of earnings retention.

The principal source of the Company’s cash is dividends from its bank subsidiary, TCF National Bank.  TCF National Bank’s dividends are governed by the Office of the Comptroller of the Currency.  TCF National Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years, without prior approval of the Office of the Comptroller of the Currency.  TCF National Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities.  TCF National Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods.

Based on the economic conditions discussed above and the potential impact on TCF’s net income, the level at which TCF will be able to pay dividends in future periods under applicable regulatory guidelines is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2009.

	Total number		Total shares purchased	Number of shares that
	of shares	Average price	as a part of publicly	may yet be purchased
Period	purchased	paid per share	announced plan	under the plan
January 1 to January 31, 2009
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	6,977	$13.28	N.A.	N.A.

February 1 to February 28, 2009
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.

March 1 to March 31, 2009
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.

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

Dated: April 29, 2009

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

12(a)#	Computation of Ratios of Earnings to Fixed Charges for periods ended March 31, 2009, December 31, 2008, 2007, 2006 and 2005.

12(b)#	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for periods ended March 31, 2009, December 31, 2008, 2007, 2006 and 2005.

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein