Form 10-Q
period 2009-06-30
TCF FINANCIAL CORP
filed 2009-07-30
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2009

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

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2009
Common Stock, $.01 par value	128,513,284 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per-share data)	At June 30, 2009	At December 31, 2008
	(Unaudited)
Assets

Cash and due from banks	$431,328	$342,380
Investments	166,770	155,725
Securities available for sale	2,087,406	1,966,104
Education loans held for sale	—	757
Loans and leases:
Consumer real estate and other	7,340,124	7,363,583
Commercial real estate	3,155,398	2,984,156
Commercial business	487,083	506,887
Leasing and equipment finance	2,822,858	2,486,082
Inventory finance	157,193	4,425
Total loans and leases	13,962,656	13,345,133
Allowance for loan and lease losses	(193,445)	(172,442)
Net loans and leases	13,769,211	13,172,691
Premises and equipment, net	448,514	447,826
Goodwill	152,599	152,599
Other assets	419,893	502,275
Total assets	$17,475,721	$16,740,357

Liabilities and Stockholders’ Equity

Deposits:
Checking	$4,064,597	$3,969,768
Savings and money market	5,668,069	3,677,301
Certificates of deposit	1,886,387	2,596,283
Total deposits	11,619,053	10,243,352
Short-term borrowings	25,829	226,861
Long-term borrowings	4,307,098	4,433,913
Total borrowings	4,332,927	4,660,774
Accrued expenses and other liabilities	381,206	342,455
Total liabilities	16,333,186	15,246,581
Stockholders’ equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; 0 and 361,172 issued and outstanding	—	348,437
Common stock, par value $.01 per share, 280,000,000 shares authorized; 130,398,951 and 130,839,378 shares issued	1,304	1,308
Additional paid-in capital	306,718	330,474
Retained earnings, subject to certain restrictions	921,766	927,893
Accumulated other comprehensive loss	(15,296)	(3,692)
Treasury stock at cost, 1,973,713 and 3,413,855 shares, and other	(71,957)	(110,644)
Total stockholders’ equity	1,142,535	1,493,776
Total liabilities and stockholders’ equity	$17,475,721	$16,740,357

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share data)	2009	2008	2009	2008

Interest income:
Loans and leases	$215,400	$208,407	$424,777	$420,184
Securities available for sale	23,217	28,858	48,918	57,137
Education loans held for sale	—	1,756	—	5,208
Investments and other	1,137	1,427	1,993	3,069
Total interest income	239,754	240,448	475,688	485,598
Interest expense:
Deposits	33,345	36,954	73,429	85,682
Borrowings	49,946	51,932	100,383	105,525
Total interest expense	83,291	88,886	173,812	191,207
Net interest income	156,463	151,562	301,876	294,391
Provision for credit losses	61,891	62,895	105,603	92,890
Net interest income after provision for credit losses	94,572	88,667	196,273	201,501
Non-interest income:
Fees and service charges	77,536	67,961	134,600	131,508
Card revenue	26,604	26,828	51,564	51,599
ATM revenue	7,973	8,267	15,571	16,237
Subtotal	112,113	103,056	201,735	199,344
Leasing and equipment finance	16,881	14,050	29,532	26,184
Other	820	4,398	1,278	8,681
Fees and other revenue	129,814	121,504	232,545	234,209
Gains on securities	10,556	1,115	22,104	7,401
Visa share redemption	—	—	—	8,308
Total non-interest income	140,370	122,619	254,649	249,918
Non-interest expense:
Compensation and employee benefits	90,752	84,267	176,942	172,985
Occupancy and equipment	31,527	31,205	63,574	63,618
Deposit account premiums	7,287	2,441	13,863	3,937
Advertising and promotions	4,134	4,689	8,579	9,490
FDIC insurance premiums	13,303	437	17,098	858
Foreclosed real estate and repossessed assets, net	6,125	4,892	10,416	7,507
Other	39,558	36,338	72,398	69,636
Subtotal	192,686	164,269	362,870	328,031
Operating lease depreciation	3,860	4,460	7,884	8,974
Total non-interest expense	196,546	168,729	370,754	337,005
Income before income tax expense	38,396	42,557	80,168	114,414
Income tax expense	14,853	18,855	29,978	43,286
Net income	23,543	23,702	50,190	71,128
Preferred stock dividends	1,193	—	6,378	—
Non-cash deemed preferred stock dividend	12,025	—	12,025	—
Net income available to common stockholders	$10,325	$23,702	$31,787	$71,128

Net income per common share:
Basic	$.08	$.19	$.25	$.57
Diluted	$.08	$.19	$.25	$.57

Dividends declared per common share	$.05	$.25	$.30	$.50

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)	Number of Common Shares Issued	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock and Other	Total
Balance, December 31, 2007	131,468,699	$—	$1,315	$354,563	$926,875	$(18,055)	$(165,686)	$1,099,012
Pension and postretirement measurement date change	—	—	—	—	65	—	—	65
Subtotal	131,468,699	—	1,315	354,563	926,940	(18,055)	(165,686)	1,099,077
Comprehensive income:
Net income	—	—	—	—	71,128	—	—	71,128
Other comprehensive income (loss)	—	—	—	—	—	(18,931)	—	(18,931)
Comprehensive income (loss)	—	—	—	—	71,128	(18,931)	—	52,197
Dividends on common stock	—	—	—	—	(63,175)	—	—	(63,175)
Issuance of 277,150 common shares	—	—	—	(7,177)	—	—	7,177	—
Cancellation of common shares	(19,600)	—	(1)	(2,654)	485	—	—	(2,170)
Cancellation of common shares for tax withholding	(391,746)	—	(4)	(6,223)	—	—	—	(6,227)
Amortization of stock compensation	—	—	—	4,448	—	—	—	4,448
Exercise of stock options, 13,000 shares	—	—	—	(173)	—	—	336	163
Stock compensation tax benefits	—	—	—	3,988	—	—	—	3,988
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(1,104)	—	—	1,104	—
Balance, June 30, 2008	131,057,353	$—	$1,310	$345,668	$935,378	$(36,986)	$(157,069)	$1,088,301

Balance, December 31, 2008	130,839,378	$348,437	$1,308	$330,474	$927,893	$(3,692)	$(110,644)	$1,493,776
Comprehensive income:
Net income	—	—	—	—	50,190	—	—	50,190
Other comprehensive income (loss)	—	—	—	—	—	(11,604)	—	(11,604)
Comprehensive income (loss)	—	—	—	—	50,190	(11,604)	—	38,586
Dividends on preferred stock	—	710	—	—	(6,378)	—	—	(5,668)
Dividends on common stock	—	—	—	—	(38,068)	—	—	(38,068)
Non-cash deemed preferred stock dividend	—	12,025	—	—	(12,025)	—	—	—
Redemption of preferred stock	—	(361,172)	—	—	—	—	—	(361,172)
Issuance of 547,150 common shares	—	—	—	(14,169)	—	—	14,169	—
Treasury shares sold to TCF employee benefit plans, 799,192 shares	—	—	—	(10,128)	—	—	20,696	10,568
Cancellation of common shares	(433,450)	—	(4)	(251)	154	—	—	(101)
Cancellation of common shares for tax withholding	(6,977)	—	—	(93)	—	—	—	(93)
Amortization of stock compensation	—	—	—	4,347	—	—	—	4,347
Exercise of stock options, 93,800 shares	—	—	—	(1,105)	—	—	2,429	1,324
Stock compensation tax expense	—	—	—	(964)	—	—	—	(964)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(1,393)	—	—	1,393	—
Balance, June 30, 2009	130,398,951	$—	$1,304	$306,718	$921,766	$(15,296)	$(71,957)	$1,142,535

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$50,190	$71,128
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	105,603	92,890
Depreciation and amortization	31,360	32,815
Proceeds from sales of education loans held for sale	708	221,628
Principal collected on education loans held for sale	23	1,495
Originations of education loans held for sale	(221)	(94,131)
Net increase (decrease) in other assets and accrued expenses and other liabilities	41,984	(19,271)
Gains on sales of assets, net	(22,305)	(7,401)
Other, net	5,848	5,063
Total adjustments	163,000	233,088
Net cash provided by operating activities	213,190	304,216

Cash flows from investing activities:
Principal collected on loans and leases	1,524,027	1,607,296
Originations and purchases of loans	(1,653,330)	(1,913,411)
Purchases of equipment for lease financing	(392,613)	(398,804)
Purchase of leasing and equipment finance portfolio	(277,404)	—
Proceeds from sales of securities available for sale	1,097,711	1,206,236
Proceeds from maturities of and principal collected on securities available for sale	218,699	133,751
Purchases of securities available for sale	(1,307,052)	(1,418,925)
Purchases of Federal Home Loan Bank stock	—	(51,167)
Proceeds from redemptions of Federal Home Loan Bank stock	—	46,746
Proceeds from sales of real estate owned	22,868	15,429
Purchases of premises and equipment	(20,667)	(22,776)
Proceeds from sales of premises and equipment	855	671
Other, net	604	9,917
Net cash used by investing activities	(786,302)	(785,037)

Cash flows from financing activities:
Net increase in deposits	1,375,701	569,573
Net decrease in short-term borrowings	(201,032)	(144,268)
Proceeds from long-term borrowings	9,879	113,056
Payments on long-term borrowings	(131,642)	(10,951)
Redemption of preferred stock	(361,172)	—
Dividends paid on common stock	(38,068)	(63,175)
Dividends paid on preferred stock	(7,925)	—
Stock compensation tax (expense) benefit	(964)	3,988
Treasury shares sold to TCF employee benefit plans	10,568	—
Other, net	6,715	4,227
Net cash provided by financing activities	662,060	472,450
Net increase (decrease) in cash and due from banks	88,948	(8,371)
Cash and due from banks at beginning of period	342,380	358,188
Cash and due from banks at end of period	$431,328	$349,817

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$176,601	$192,570
Income taxes	$(3,542)	$37,550
Transfer of loans and leases to other assets	$92,954	$39,825

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  These estimates are based on information available to management at the time the estimates are made.  Actual results could differ from those estimates.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.  Management has evaluated subsequent events for disclosure or recognition up to the time of filing these financial statements with the Securities and Exchange Commission on July 30, 2009.

(2)                      Investments

The carrying values of investments consist of the following.

	At	At
	June 30,	December 31,
(In thousands)	2009	2008
Federal Home Loan Bank stock, at cost:
Des Moines	$120,263	$120,263
Chicago	4,617	4,617
Subtotal	124,880	124,880
Federal Reserve Bank stock, at cost	33,644	22,706
Other	8,246	8,139
Total investments	$166,770	$155,725

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

(3)                      Securities Available for Sale

Securities available for sale consist of the following.

	At June 30, 2009				At December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government agencies and corporations:
Agency guaranteed mortgage-backed securities	$1,470,316	$18,588	$(4,408)	$1,484,496	$1,928,245	$37,310	$—	$1,965,555
Agency debentures	600,100	2,301	(20)	602,381	—	—	—	—
Other securities	529	—	—	529	549	—	—	549
Total	$2,070,945	$20,889	$(4,428)	$2,087,406	$1,928,794	$37,310	$—	$1,966,104
Weighted-average yield	4.04%				5.17%

In late March and April of 2009, TCF purchased $600.1 million of short-term Fannie Mae and Freddie Mac debentures with maturities of three years or less and a one-time issuer call feature, resulting in a reduction in lower yielding interest-bearing deposits at the Federal Reserve.

At June 30, 2009 and December 31, 2008, TCF had $1.8 billion of agency guaranteed mortgaged-backed securities and agency debentures pledged as collateral to secure certain deposits and borrowings.

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value.  Accordingly, TCF has concluded that no other-than-temporary impairment has occurred at June 30, 2009.

	At June 30, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies and corporations:
Agency guaranteed mortgage-backed securities	$493,186	$(4,408)	$—	$—	$493,186	$(4,408)
Agency debentures	49,980	(20)	—	—	49,980	(20)
Total	$543,166	$(4,428)	$—	$—	$543,166	$(4,428)

At December 31, 2008, TCF had no securities in an unrealized loss position within the available for sale portfolio.

(4)                      Loans and Leases

The following table sets forth information about loans and leases, excluding education loans held for sale.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2009	2008	Change
Consumer real estate and other:
Real estate:
First mortgage liens	$4,940,904	$4,881,662	1.2%
Junior liens	2,338,647	2,420,116	(3.4)
Total consumer real estate	7,279,551	7,301,778	(0.3)
Other	60,573	61,805	(2.0)
Total consumer real estate and other	7,340,124	7,363,583	(0.3)
Commercial:
Commercial real estate:
Permanent	2,888,080	2,693,085	7.2
Construction and development	267,318	291,071	(8.2)
Total commercial real estate	3,155,398	2,984,156	5.7
Commercial business	487,083	506,887	(3.9)
Total commercial	3,642,481	3,491,043	4.3
Leasing and equipment finance (1):
Equipment finance loans (2)	865,970	789,869	9.6
Lease financings:
Direct financing leases (2)	2,101,174	1,813,254	15.9
Sales-type leases	19,713	22,095	(10.8)
Lease residuals	58,277	52,906	10.2
Unearned income	(222,276)	(192,042)	(15.7)
Total lease financings	1,956,888	1,696,213	15.4
Total leasing and equipment finance	2,822,858	2,486,082	13.5
Inventory finance	157,193	4,425	N.M.
Total loans and leases	$13,962,656	$13,345,133	4.6

(1)               Operating leases of $53.1 million at June 30, 2009 and $58.8 million at December 31, 2008 are included in other assets on the Consolidated Statements of Financial Condition.

(2)               Included in these amounts is a total of $13.8 million of non-accretable credit valuation reserves, which was recorded as a result of a portfolio purchase.

N.M. Not Meaningful.

(5)                      Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At June 30, 2009		At December 31, 2008
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2009	$—	—%	$117,000	5.26%
	2010	100,000	6.02	100,000	6.02
	2011	300,000	4.64	300,000	4.64
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Sub-total		3,950,000	4.43	4,067,000	4.45
Subordinated bank notes	2014	71,020	2.26	74,917	5.27
	2015	49,878	5.37	49,790	5.37
	2016	74,489	5.63	74,457	5.63
Sub-total		195,387	4.34	199,164	5.43
Junior subordinated notes (trust preferred)	2068	110,441	11.20	110,440	11.20
Discounted lease rentals	2009	12,677	6.35	25,104	6.38
	2010	19,577	6.33	17,077	6.29
	2011	11,231	6.47	8,976	6.34
	2012	5,628	6.56	4,059	6.47
	2013	1,196	7.00	1,118	6.94
	2014	9	—	9	7.73
Sub-total		50,318	6.41	56,343	6.36
Other borrowings	2009	952	5.00	966	5.00
Total long-term borrowings		$4,307,098	4.62	$4,433,913	4.69

Included in FHLB advances and repurchase agreements at June 30, 2009 are $600 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity.  In addition, TCF has $1.9 billion of FHLB advances and $700 million of repurchase agreements which contain one-time call provisions for various years from 2009 through 2011.

The probability that the advances and repurchase agreements will be called by the counterparties depends primarily on the level of related interest rates at the call date. If FHLB advances are called, replacement funding will be available from the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at June 30, 2009 were as follows.

(Dollars in thousands)
Year	Next Call	Weighted- Average Rate	Stated Maturity	Weighted- Average Rate

2009	$1,300,000	4.50%	$—	—%
2010	1,450,000	4.56	100,000	6.02
2011	400,000	3.84	200,000	4.85
2015	—	—	500,000	4.15
2016	—	—	800,000	4.43
2017	—	—	1,250,000	4.60
2018	—	—	300,000	3.51
Total	$3,150,000	4.44	$3,150,000	4.44

(6)                      Stockholders’ Equity

Treasury stock and other consists of the following.

	At	At
	June 30,	December 31,
(In thousands)	2009	2008
Treasury stock, at cost	$(51,110)	$(88,404)
Shares held in trust for deferred compensation plans, at cost	(20,847)	(22,240)
Total	$(71,957)	$(110,644)

On April 22, 2009, TCF redeemed all of the 361,172 outstanding shares of its Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, $.01 Par Value.  Since receiving the Capital Purchase Program funds on November 14, 2008, TCF paid the U.S. Department of the Treasury $7.9 million in cash dividends.  Upon redemption, the difference of $12 million between the preferred stock redemption amount and the recorded amount was charged to retained earnings as a non-cash deemed preferred stock dividend.  This non-cash deemed preferred stock dividend had no impact on total stockholders equity, but reduced earnings per diluted common share by 10 cents.  Additionally, TCF recorded preferred stock dividends of $1.2 million, or 1 cent per common share, and $5.2 million, or 4 cents per common share, in the second and first quarters of 2009, respectively.  The warrant issued to the U.S. Treasury under the Capital Purchase Program has not been repurchased and TCF has requested the U.S. Treasury to liquidate it, as required by law.

TCF continues to be well-capitalized based on the capital requirements determined by the Federal Reserve Board and the Office of the Comptroller of the Currency.  See Note 10 of Notes to Consolidated Financial Statements for additional information on TCF’s capital position and requirements.

(7)                      Fair Value Measurement

TCF determines fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  SFAS 157 defines fair value and establishes a consistent framework for measuring fair value under generally accepted accounting principles and expands disclosure requirements for fair value measurements.  Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date.

The table below presents the balances of assets measured at fair value on a recurring basis.

	Readily Available	Observable Market	Company Determined	Total at
(In thousands)	Market Prices (1)	Prices (2)	Market Prices (3)	Fair Value
At June 30, 2009:
Securities available for sale:
U.S. Government agencies and corporations:
Agency guaranteed mortgage-backed securities	$—	$1,484,496	$—	$1,484,496
Agency debentures	—	602,381	—	602,381
Other securities	—	—	529	529
Assets held in trust for deferred compensation plans (4)	5,866	—	—	5,866
Total assets	$5,866	$2,086,877	$529	$2,093,272
At December 31, 2008:
Securities available for sale:
U.S. Government agency and corporations guaranteed mortgage-backed securities	$—	$1,965,555	$—	$1,965,555
Other securities	—	—	549	549
Assets held in trust for deferred compensation plans (4)	5,516	—	—	5,516
Total assets	$5,516	$1,965,555	$549	$1,971,620

(1) Considered Level 1 under SFAS 157.

(2) Considered Level 2 under SFAS 157.

(3) Considered Level 3 under SFAS 157 and is based on valuation models that use assumptions that are not observable in an active market.

(4) An equal and corresponding liability is recorded in other liabilities for TCF’s obligation to the participants in these plans.

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the three months ended June 30, 2009 and 2008 was not significant.

Effective January 1, 2009, TCF adopted FASB Staff Position 157-2, Effective Date of SFAS No. 157, which requires TCF to apply the provisions of SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis.

The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Long-lived assets held for sale Long-lived assets held for sale include real estate owned and repossessed and returned equipment. The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned equipment is based on available pricing guides, auction results or third-party price opinions, less estimated selling costs.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment.  Long-lived assets held for sale were written down $4.6 million, which is included in other non-interest expense, during the six months ended June 30, 2009.

The table below presents the balances of assets measured at fair value on a non-recurring basis at June 30, 2009.

	Readily Available	Observable Market	Company Determined	Total at
(In thousands)	Market Prices (1)	Prices (2)	Market Prices (3)	Fair Value
Other assets (4):
Real estate owned	$—	$50,333	$3,675	$54,008
Repossessed and returned equipment	—	14,637	—	14,637
Total other assets	$—	$64,970	$3,675	$68,645

(1) Considered Level 1 under SFAS 157.

(2) Considered Level 2 under SFAS 157.

(3) Considered Level 3 under SFAS 157 and is based on valuation models that use assumptions that are not observable in an active market.

(4) Amounts do not include assets held at cost at June 30, 2009.

(8)                      Fair Values of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value.  These fair value estimates are based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled.  However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made many estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.  The fair value estimates are determined in accordance with SFAS 157.

The carrying amounts and fair values of the Company’s financial instruments are set forth in the following table.  This information represents only a portion of TCF’s balance sheet and the estimated value of the Company as a whole.  Non-financial instruments such as the value of TCF’s branches and core deposits, leasing operations and the future revenues from TCF’s customers are not reflected in this disclosure.  Therefore, use of this information to assess the value of TCF is limited.

	At June 30,		At December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	$431,328	$431,328	$342,380	$342,380
Investments	166,770	166,766	155,725	155,725
Education loans held for sale	—	—	757	757
Securities available for sale	2,087,406	2,087,406	1,966,104	1,966,104
Loans:
Consumer real estate and other	7,340,124	7,121,770	7,363,583	7,198,927
Commercial real estate	3,155,398	3,009,203	2,984,156	2,860,293
Commercial business	487,083	466,572	506,887	488,821
Equipment finance loans	865,970	866,230	789,869	790,970
Inventory finance loans	157,193	156,897	4,425	4,425
Allowance for loan losses (1)	(193,445)	—	(172,442)	—
Total financial instrument assets	$14,497,827	$14,306,172	$13,941,444	$13,808,402
Financial instrument liabilities:
Checking, savings and money market deposits	$9,732,666	$9,732,666	$7,647,069	$7,647,069
Certificates of deposit	1,886,387	1,897,362	2,596,283	2,612,874
Short-term borrowings	25,829	25,829	226,861	226,861
Long-term borrowings	4,307,098	4,612,038	4,433,913	4,964,682
Total financial instrument liabilities	$15,951,980	$16,267,895	$14,904,126	$15,451,486
Financial instruments with off-balance-sheet risk: (2)
Commitments to extend credit (3)	$37,748	$37,748	$38,730	$38,730
Standby letters of credit (4)	(69)	(69)	(105)	(105)
Total financial instruments with off-balance-sheet risk	$37,679	$37,679	$38,625	$38,625

(1) Expected credit losses are included in the estimated fair values.

(2) Positive amounts represent assets, negative amounts represent liabilities.

(3) Carrying amounts are included in other assets.

(4) Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization.  Securities available for sale and assets held in trust for deferred compensation plans are carried at fair value.  Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  The following methods and assumptions are used by the Company in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

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

(9)                      Stock Compensation

The following table reflects TCF’s restricted stock transactions under the TCF Financial Incentive Stock Program since December 31, 2008.

	Restricted Stock
		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2008	1,887,517	$21.00
Granted	547,150	9.65
Forfeited	(433,450)	26.07
Vested	(218,000)	28.34
Outstanding at June 30, 2009	1,783,217	$14.60

The following table reflects TCF’s stock option transactions under the TCF Financial Incentive Stock Program since December 31, 2008.

	Stock Options
			Weighted-Average
		Weighted-Average	Remaining Contractual
	Shares	Exercise Price	Term In Years
Outstanding at December 31, 2008	2,373,419	$14.44	8.78
Granted	—	—	—
Exercised	(93,800)	14.11	—
Forfeited	(46,000)	15.06	—
Outstanding at June 30, 2009	2,233,619	$14.44	8.67
Exercisable at June 30, 2009	25,000	$14.35	.15

Unrecognized stock compensation for restricted stock and stock options was $19.9 million with a weighted-average remaining amortization period of 2.1 years at June 30, 2009.

The following table summarizes information about stock options outstanding at June 30, 2009.

	Stock Options Outstanding			Stock Options Exercisable
			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
Exercise price range	Shares	Exercise Price	Life in Years	Shares	Exercise Price
$14.30-$14.44	25,000	$14.35	.15	25,000	$14.35
$12.85-$15.75	2,208,619	$14.44	8.76	—	$—

(10)                Regulatory Capital Requirements

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements.

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Tier 1 leverage capital
TCF	$1,122,511	6.42%	$524,434	3.00%	N.A.	N.A.
TCF National Bank	1,027,826	5.94	519,252	3.00	$865,419	5.00%

Tier 1 risk-based capital
TCF	1,122,511	8.71	515,590	4.00	773,384	6.00
TCF National Bank	1,027,826	8.03	512,210	4.00	768,315	6.00

Total risk-based capital
TCF	1,465,881	11.37	1,031,179	8.00	1,288,974	10.00
TCF National Bank	1,370,146	10.70	1,024,419	8.00	1,280,524	10.00
As of December 31, 2008:
Tier 1 leverage capital
TCF	$1,461,973	8.97%	$488,950	3.00%	N.A.	N.A.
TCF National Bank	1,364,053	8.41	486,552	3.00	$810,920	5.00%

Tier 1 risk-based capital
TCF	1,461,973	11.79	496,059	4.00	744,088	6.00
TCF National Bank	1,364,053	11.06	493,388	4.00	740,082	6.00

Total risk-based capital
TCF	1,817,225	14.65	992,117	8.00	1,240,147	10.00
TCF National Bank	1,718,476	13.93	986,776	8.00	1,233,470	10.00
N.A. Not Applicable.

The minimum and well capitalized capital requirements are determined by the Federal Reserve Board for TCF and by the Office of the Comptroller of the Currency for TCF National Bank and TCF National Bank Arizona pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.  At June 30, 2009, TCF, TCF National Bank and TCF National Bank Arizona exceeded their stated regulatory capital requirements and are considered “well-capitalized”.

(11)              Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and six months ended June 30, 2009 and 2008.

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	729	733	1,459	1,467
Expected return on plan assets	(1,282)	(1,264)	(2,564)	(2,529)
Recognized actuarial loss	316	214	631	429
Settlement expense	883	179	1,765	357
Net periodic benefit cost (income)	$646	$(138)	$1,291	$(276)

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Service cost	$2	$3	$4	$6
Interest cost	123	135	247	269
Amortization of transition obligation	1	1	2	2
Recognized actuarial loss	63	77	126	155
Net periodic benefit cost	$189	$216	$379	$432

During the first six months of 2009, TCF made a cash contribution of $2.5 million to the Pension Plan compared with no such contribution for the same 2008 period.  During the second quarter and first six months of 2009, TCF paid $157 thousand and $312 thousand, respectively, for benefits of the Postretirement Plan, compared with $226 thousand and $536 thousand for the same 2008 periods.

(12)              Business Segments

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

The following tables set forth certain information for TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
For the Three Months Ended June 30, 2009:
Revenues from external customers:
Interest income	$188,892	$48,387	$2,475	$—	$239,754
Non-interest income	122,901	16,981	488	—	140,370
Total	$311,793	$65,368	$2,963	$—	$380,124
Net interest income	$127,713	$26,554	$2,196	$—	$156,463
Provision for credit losses	51,374	10,310	207	—	61,891
Non-interest income	122,901	16,981	36,574	(36,086)	140,370
Non-interest expense	170,631	20,032	41,969	(36,086)	196,546
Pre-tax income (loss)	28,609	13,193	(3,406)	—	38,396
Income tax expense (benefit)	11,698	4,760	(1,605)	—	14,853
Net income (loss)	$16,911	$8,433	$(1,801)	$—	$23,543

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total Assets	$16,868,988	$2,983,535	$266,021	$(2,642,823)	$17,475,721

For the Three Months Ended June 30, 2008:
Revenues from external customers:
Interest income	$199,303	$41,145	$—	$—	$240,448
Non-interest income	108,340	14,080	199	—	122,619
Total	$307,643	$55,225	$199	$—	$363,067
Net interest income (expense)	$132,123	$19,624	$(185)	$—	$151,562
Provision for credit losses	59,147	3,748	—	—	62,895
Non-interest income	108,340	14,080	36,172	(35,973)	122,619
Non-interest expense	152,600	16,616	35,486	(35,973)	168,729
Pre-tax income	28,716	13,340	501	—	42,557
Income tax expense	10,839	6,320	1,696	—	18,855
Net income (loss)	$17,877	$7,020	$(1,195)	$—	$23,702

Goodwill	$141,245	$11,354	$—	$—	$152,599
Total Assets	$15,940,572	$2,438,507	$136,822	$(2,055,778)	$16,460,123

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
For the Six Months Ended June 30, 2009:
Revenues from external customers:
Interest income	$378,159	$94,438	$3,091	$—	$475,688
Non-interest income	224,316	29,673	660	—	254,649
Total	$602,475	$124,111	$3,751	$—	$730,337
Net interest income	$248,106	$51,129	$2,641	$—	$301,876
Provision for credit losses	85,889	19,093	621	—	105,603
Non-interest income	224,316	29,673	71,555	(70,895)	254,649
Non-interest expense	324,808	38,291	78,550	(70,895)	370,754
Pre-tax income (loss)	61,725	23,418	(4,975)	—	80,168
Income tax expense (benefit)	23,838	8,334	(2,194)	—	29,978
Net income (loss)	$37,887	$15,084	$(2,781)	$—	$50,190

For the Six Months Ended June 30, 2008:
Revenues from external customers:
Interest income	$403,520	$82,078	$—	$—	$485,598
Non-interest income	223,329	26,218	371	—	249,918
Total	$626,849	$108,296	$371	$—	$735,516
Net interest income (expense)	$256,171	$38,579	$(359)	$—	$294,391
Provision for credit losses	85,414	7,476	—	—	92,890
Non-interest income	223,329	26,218	72,515	(72,144)	249,918
Non-interest expense	303,778	33,429	71,942	(72,144)	337,005
Pre-tax income	90,308	23,892	214	—	114,414
Income tax expense	33,002	10,147	137	—	43,286
Net income	$57,306	$13,745	$77	$—	$71,128

(13)              Earnings Per Common Share

Effective January 1, 2009, TCF adopted FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Entities with common stock and participating securities are required to compute earnings per share using the two-class method as described in FASB Statement No. 128, Earnings per Share.

TCF’s restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security pursuant to this FSP. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities. This FSP required retrospective application, thus basic and diluted earnings per share presented for the three and six months ended June 30, 2008 were calculated in accordance with this FSP. Neither basic nor diluted earnings per share for the three and six months ended June 30, 2008 changed from previously reported amounts as a result of the adoption of this FSP.

The computation of basic and diluted earnings per common share is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per-share data)	2009	2008	2009	2008
Basic Earnings Per Common Share
Net income	$23,543	$23,702	$50,190	$71,128
Preferred stock dividends	(1,193)	—	(6,378)	—
Non-cash deemed preferred stock dividend	(12,025)	—	(12,025)	—
Net income available to common stockholders	10,325	23,702	31,787	71,128
Earnings allocated to participating securities	26	6	131	339
Earnings allocated to common stock	$10,299	$23,696	$31,656	$70,789
Weighted-average shares outstanding	127,485,470	124,897,353	127,103,910	124,810,003
Restricted stock	(1,036,277)	(100,000)	(908,239)	(89,011)
Weighted-average common shares outstanding for basic earnings per common share	126,449,193	124,797,353	126,195,671	124,720,992
Basic earnings per share	$0.08	$0.19	$0.25	$0.57

Diluted Earnings Per Common Share
Earnings allocated to common stock	$10,299	$23,696	$31,656	$70,789
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	126,449,193	124,797,353	126,195,671	124,720,992
Net dilutive effect of:
Non-participating restricted stock	—	—	—	—
Stock options	—	15,343	296	22,781
Warrant	—	—	—	—
Weighted-average common shares outstanding for diluted earnings per common share	126,449,193	124,812,696	126,195,967	124,743,773
Diluted earnings per share	$0.08	$0.19	$0.25	$0.57

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

For the periods ended June 30, 2009 and 2008, 6.5 million and 1.6 million shares were outstanding, respectively, related to non-participating restricted stock, stock options, and the warrant issued to the U.S. Treasury, but not included in the computation of diluted earnings per share because they were anti-dilutive.

(14)              Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income.  The following table summarizes the components of comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Net income	$23,543	$23,702	$50,190	$71,128
Other comprehensive income/(losses):
Unrealized gains/(losses) arising during the period on securities available for sale	(21,735)	(52,319)	1,454	(23,338)
Recognized pension and postretirement actuarial losses, settlement expense and transition obligation	1,263	471	2,524	943
Pension and postretirement measurement date change	—	—	—	293
Reclassification adjustment for securities gains/(losses) included in net income	(10,557)	(1,115)	(22,306)	(7,401)
Foreign currency translation adjustment	7	—	9	—
Income tax expense	11,335	18,977	6,715	10,572
Total other comprehensive losses	(19,687)	(33,986)	(11,604)	(18,931)
Comprehensive income (loss)	$3,856	$(10,284)	$38,586	$52,197

(15)              Other Expense

Other expense consists of the following.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Card processing and issuance	$5,014	$4,664	$9,774	$9,334
Deposit account losses	3,554	3,455	6,677	7,977
Postage and courier	3,524	3,379	6,843	6,737
Telecommunications	2,988	3,000	5,756	5,962
Professional/management fees	2,983	2,321	4,278	4,063
Outside processing	2,659	2,618	5,306	5,076
Office supplies	2,276	2,254	4,698	4,870
Credit insurance expense	1,807	—	1,807	—
ATM processing	1,761	1,798	3,352	3,489
Other	12,992	12,849	23,907	22,128
Total other expense	$39,558	$36,338	$72,398	$69,636

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota.  Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona (“TCF Bank”), are headquartered in South Dakota and Arizona, respectively.  TCF has 444 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota.

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

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. TCF’s largest core lending business is its consumer real estate loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties.  Commercial loans are generally made on local properties or to local customers.  The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc. (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets and Winthrop Resources Corporation (“Winthrop Resources”), a company that primarily leases technology and data processing equipment.  TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries.  TCF Inventory Finance Inc. (“TCF Inventory Finance”) provides inventory financing to electronics and appliances and lawn and garden retailers in the United States and to a limited extent in Canada.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings represented 53% of TCF’s total revenue for the three months ended June 30, 2009.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

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

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is the 10th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended March 31, 2009, as published by Visa.  TCF earns interchange revenue from customer card transactions paid primarily by merchants, not by TCF’s customers.  These products represent 22% of fee revenue for the three months ended June 30, 2009.  Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Expense” for further discussion.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three and six months ended June 30, 2009 and 2008 and on information about TCF’s balance sheet, credit quality, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported net income of $23.5 million and $50.2 million for the second quarter and first six months of 2009, respectively, compared with $23.7 million and $71.1 million for the same 2008 periods.  Diluted earnings per common share was 8 cents and 25 cents for the second quarter and first six months of 2009, respectively, compared with 19 cents and 57 cents for the same 2008 periods.  In the second quarter of 2009, TCF recorded a non-cash deemed dividend on the redemption of preferred stock of 10 cents per common share.  Additionally in the second quarter, TCF recorded a FDIC special assessment of $8.4 million, or 4 cents per common share.

For the second quarter and first six months of 2009, return on average assets was .53% and .58%, respectively, compared with .58% and .88% for the same 2008 periods.  Return on average common equity was 7.82% and 7.70% for the second quarter and first six months of 2009 excluding the non-cash deemed dividend on the redemption of preferred stock, respectively, compared with 8.57% and 12.85% for the same 2008 periods.  Including the impact of the non-cash deemed dividend on the redemption of preferred stock, the return on average common equity was 3.61% and 5.59% for the second quarter and first six months of 2009, respectively.

Operating Segment Results

See Note 12 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, consisting of retail banking, commercial banking, small business banking, consumer lending and treasury services, reported net income of $16.9 million and $37.9 million for the second quarter and first six months of 2009, respectively, compared with $17.9 million and $57.3 million for the same 2008 periods.  Banking net interest income for the second quarter and first six months of 2009 was $127.7 million and $248.1 million, respectively, compared with $132.1 million and $256.2 million for the same 2008 periods.

The banking provision for credit losses was $51.4 million and $85.9 million for the second quarter and first six months of 2009, respectively, compared with $59.1 million and $85.4 million for the same 2008 periods.  The decrease from the second quarter of 2008 was primarily due to lower levels of additions to the allowance for estimated incurred losses for consumer real estate, partially offset by higher commercial real estate and consumer real estate net charge-offs.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Provision for Credit Losses” for further discussion.

Banking non-interest income totaled $122.9 million for the second quarter of 2009, up 13.4% from $108.3 million for the same 2008 period primarily due to an increase in fees and service charges for 2009 and gains on securities, partially offset by a decrease in investment and insurance revenue.  Banking non-interest income totaled $224.3 million for the first six months of 2009, up .4% from $223.3 million for the same 2008 period primarily due to a $14.7 million increase in gain on securities, partially offset by an $8.3 million gain in 2008 on the redemption of Visa shares and a $6 million decrease in investment and insurance revenues.

Non-interest expense for the second quarter and first six months of 2009 was $170.6 million and $324.8 million, respectively, compared with $152.6 million and $303.8 million for the same 2008 periods primarily due to the FDIC special assessment, an increase in deposit account premium expenses and increased levels of foreclosed real estate activity.

LEASING AND EQUIPMENT FINANCE, an operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance and Winthrop Resources, provides a broad range of lease and equipment finance products. Leasing and equipment finance reported net income of $8.4 million and $15.1 million for the second quarter and first six months of 2009, respectively, compared with $7 million and $13.7 million for the same 2008 periods.  Net interest income for the second quarter and first six months of 2009 was $26.6 million and $51.1 million, respectively, compared with $19.6 million and $38.6 million for the same 2008 periods.

The provision for credit losses for this operating segment was $10.3 million and $19.1 million for the second quarter and first six months of 2009, respectively, compared with $3.7 million and $7.5 million for the same 2008 periods primarily due to higher net charge-offs and the resulting portfolio reserve rate increases in the middle market segment.

Non-interest income for the second quarter and first six months of 2009 totaled $17 million and $29.7 million, respectively, up from $14.1 million and $26.2 million for the same 2008 periods primarily due to an increase in sales-type lease revenues.  Leasing and equipment finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.  Non-interest expense totaled $20 million and $38.3 million for the second quarter and first six months of 2009, respectively, compared with $16.6 million and $33.4 million for the same 2008 periods primarily as a result of expansion and growth.

OTHER, including the holding company, corporate functions and TCF Inventory Finance, reported a net loss of $1.8 million and $2.8 million for the second quarter and first six months of 2009, respectively, compared with a net loss of $1.2 million and a net income of $77 thousand for the same 2008 periods. The increase was due in part to costs related to TCF’s inventory finance business.

Consolidated Net Interest Income

Net interest income for the second quarter of 2009 totaled $156.5 million, up from $151.6 million for the second quarter of 2008 and $145.4 million from the first quarter of 2009.  Net interest income for the first six months of 2009 totaled $301.9 million, up from $294.4 million for the same 2008 period.  Net interest margin for the second quarter of 2009 was 3.80%, down from 4.00% for the second quarter of 2008 and up from 3.66% from the first quarter of 2009.  Net interest margin for the first six months of 2009 was 3.73%, down from 3.92% for the first six months of 2008.

The increase in net interest income from the second quarter of 2008 was primarily attributable to a $1.1 billion, or 8.68%, increase in average loans and leases, partially offset by a 20 basis point decrease in net interest margin.  The increase in net interest income from the first quarter of 2009 was primarily due to growth of loans and leases and a 14 basis point increase in net interest margin.  The decrease in net interest margin from the second quarter of 2008 was primarily due to lower average yields in the securities available for sale portfolio due to sales and purchase activity, increased asset liquidity as a result of deposit growth, the issuance of trust preferred stock in the third quarter of 2008 and lower yields on loans and leases, partially offset by lower deposit rates.  The increase in net interest margin from the first quarter of 2009 was primarily due to a reduction in rates paid on deposits, partially offset by lower average yields on securities available for sale.  The increase in net interest income from the first six months of 2008 was primarily due to a $1.1 billion, or 8.77%, increase in average loans and leases, partially offset by a 19 basis point decrease in net interest margin.

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

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields and Rates (2)	Average Balance	Interest (1)	Average Yields and Rates (2)
Assets:
Investments and other	$454,347	$1,137	1.00%	$148,366	$1,427	3.86%
Securities available for sale (3)	2,184,827	23,217	4.25	2,184,580	28,858	5.28
Education loans held for sale	—	—	—	123,457	1,756	5.72
Loans and leases:
Consumer real estate:
Fixed-rate	5,453,117	88,612	6.52	5,581,129	93,536	6.74
Variable-rate (4)	1,840,983	26,558	5.79	1,702,824	26,502	6.26
Consumer - other	36,255	781	8.64	46,492	994	8.60
Total consumer real estate and other	7,330,355	115,951	6.34	7,330,445	121,032	6.64
Commercial real estate:
Fixed- and adjustable-rate	2,531,026	37,887	6.00	2,062,983	31,868	6.20
Variable-rate (4)	579,004	5,709	3.95	593,409	7,436	5.04
Total commercial real estate	3,110,030	43,596	5.62	2,656,392	39,304	5.95
Commercial business:
Fixed- and adjustable-rate	173,000	2,464	5.71	157,740	2,433	6.20
Variable-rate (4)	310,493	2,533	3.27	371,730	4,493	4.86
Total commercial business	483,493	4,997	4.15	529,470	6,926	5.26
Leasing and equipment finance	2,809,787	48,387	6.89	2,229,467	41,145	7.38
Inventory finance	118,317	2,469	8.35	—	—	—
Total loans and leases (5)	13,851,982	215,400	6.23	12,745,774	208,407	6.57
Total interest-earning assets	16,491,156	239,754	5.83	15,202,177	240,448	6.35
Other assets (6)	1,144,761			1,171,677
Total assets	$17,635,917			$16,373,854

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,446,215			$1,464,237
Small business	571,676			577,510
Commercial and custodial	260,079			238,779
Total non-interest bearing deposits	2,277,970			2,280,526
Interest-bearing deposits:
Checking	1,792,493	1,950.44		1,883,948	2,789.60
Savings and money market	5,514,098	17,240	1.25	3,493,213	12,846	1.48
Subtotal	7,306,591	19,190	1.05	5,377,161	15,635	1.17
Certificates of deposit	2,087,490	14,155	2.72	2,471,216	21,319	3.47
Total interest-bearing deposits	9,394,081	33,345	1.42	7,848,377	36,954	1.89
Total deposits	11,672,051	33,345	1.15	10,128,903	36,954	1.47
Borrowings:
Short-term borrowings	29,027	24.33		363,302	1,977	2.19
Long-term borrowings	4,307,777	49,922	4.65	4,419,821	49,955	4.54
Total borrowings	4,336,804	49,946	4.62	4,783,123	51,932	4.37
Total interest-bearing liabilities	13,730,885	83,291	2.43	12,631,500	88,886	2.82
Total deposits and borrowings	16,008,855	83,291	2.09	14,912,026	88,886	2.40
Other liabilities	403,561			355,187
Total liabilities	16,412,416			15,267,213
Stockholders’ equity	1,223,501			1,106,641
Total liabilities and stockholders’ equity	$17,635,917			$16,373,854
Net interest income and margin		$156,463	3.80%		$151,562	4.00%

(1)          Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $337,000 and $446,000 was recognized during the three months ended June 30, 2009 and 2008, respectively.

(2)          Annualized.

(3)          Average balances and yields of securities available for sale are based upon the historical amortized cost.

(4)          Certain variable-rate loans have contractual interest rate floors.

(5)          Average balances of loans and leases includes non-accrual loans and leases, and are presented net of unearned income.

(6)          Includes operating leases.

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields and Rates (2)	Average Balance	Interest (1)	Average Yields and Rates (2)
Assets:
Investments and other	$469,288	$1,993.85%		$149,513	$3,069	4.12%
Securities available for sale (3)	2,099,078	48,918	4.66	2,162,748	57,137	5.28
Education loans held for sale	—	—	—	169,445	5,208	6.18
Loans and leases:
Consumer real estate:
Fixed-rate	5,465,225	177,418	6.54	5,541,165	187,056	6.79
Variable-rate (4)	1,829,669	52,781	5.82	1,652,929	54,696	6.65
Consumer - other	37,888	1,603	8.53	45,250	1,974	8.77
Total consumer real estate and other	7,332,782	231,802	6.37	7,239,344	243,726	6.77
Commercial real estate:
Fixed- and adjustable-rate	2,471,014	74,171	6.05	2,019,163	63,112	6.29
Variable-rate (4)	583,567	11,349	3.92	592,240	16,214	5.51
Total commercial real estate	3,054,581	85,520	5.85	2,611,403	79,326	6.11
Commercial business:
Fixed- and adjustable-rate	174,216	5,014	5.80	167,715	5,188	6.22
Variable-rate (4)	317,364	4,919	3.13	368,864	9,866	5.38
Total commercial business	491,580	9,933	4.07	536,579	15,054	5.64
Leasing and equipment finance	2,721,829	94,438	6.94	2,185,081	82,078	7.51
Inventory finance	73,644	3,084	8.38	—	—	—
Total loans and leases (5)	13,674,416	424,777	6.25	12,572,407	420,184	6.71
Total interest-earning assets	16,242,782	475,688	5.89	15,054,113	485,598	6.48
Other assets (6)	1,151,381			1,200,341
Total assets	$17,394,163			$16,254,454

Liabilities and Stockholders’ Equity:
Non-interest bearing deposits:
Retail	$1,437,383			$1,439,809
Small business	567,479			571,329
Commercial and custodial	243,856			219,701
Total non-interest bearing deposits	2,248,718			2,230,839
Interest-bearing deposits:
Checking	1,770,111	4,637.53		1,865,277	7,520.81
Savings and money market	4,983,309	36,489	1.48	3,403,827	30,606	1.81
Subtotal	6,753,420	41,126	1.23	5,269,104	38,126	1.46
Certificates of deposit	2,274,409	32,303	2.86	2,485,789	47,556	3.84
Total interest-bearing deposits	9,027,829	73,429	1.64	7,754,893	85,682	2.22
Total deposits	11,276,547	73,429	1.31	9,985,732	85,682	1.73
Borrowings:
Short-term borrowings	36,537	118.65		381,162	5,587	2.95
Long-term borrowings	4,337,116	100,265	4.66	4,417,226	99,938	4.55
Total borrowings	4,373,653	100,383	4.62	4,798,388	105,525	4.42
Total interest-bearing liabilities	13,401,482	173,812	2.62	12,553,281	191,207	3.06
Total deposits and borrowings	15,650,200	173,812	2.24	14,784,120	191,207	2.60
Other liabilities	391,814			363,429
Total liabilities	16,042,014			15,147,549
Stockholders’ equity	1,352,149			1,106,905
Total liabilities and stockholders’ equity	$17,394,163			$16,254,454
Net interest income and margin		$301,876	3.73%		$294,391	3.92%

(1)          Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $674,000 and $994,000 was recognized during the six months ended June 30, 2009 and 2008, respectively.

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

Consolidated Provision for Credit Losses

TCF recorded provision expense of $61.9 million and $105.6 million in the second quarter and first six months of 2009, compared with $62.9 million and $92.9 million in the same periods of 2008.  The composition of the provision for credit losses in the second quarter and first six months of 2009 was driven by increased net charge-offs in the consumer real estate, commercial and leasing portfolios versus the composition in the second quarter and first six months of 2008 being largely driven by significant additions to the allowance for loan and lease losses in the consumer real estate portfolio.  Provision expense for the first six months of 2009 consisted of $64.5 million in consumer, or 61% of the total provision expense, compared with $66.8 million, or 72%, during the same period of 2008.  Commercial provision expense totaled $21.4 million for the first six months of 2009, or 20% of total provision expense, compared with $18.7 million, or 20% during the first six months of 2008.  Leasing and equipment finance provision expense totaled $19.1 million for the first six months of 2009, or 18% of total provision expense, compared with $7.5 million, or 8% during the first six months of 2008.

Net loan and lease charge-offs for the second quarter and first six months of 2009 were $49.7 million, or 1.43% (annualized) of average loans and leases and $84.6 million, or 1.24% (annualized), respectively,  compared with $26.6 million, or .84% (annualized) and $40.2 million, or .64% (annualized), in the same periods of 2008.

Consumer real estate net charge-offs for the second quarter and first six months of 2009 were $23 million and $45.3 million, respectively, compared with $14 million and $23.2 million for the same 2008 periods.  The higher consumer real estate net charge-offs were primarily due to continued weak residential real estate market conditions and increasing unemployment in TCF’s markets.  Commercial net charge-offs for the second quarter and first six months of 2009 were $19.5 million and $26.1 million, respectively, compared with $8 million and $9.1 million in the same 2008 periods.  The increase in commercial real estate net charge-offs was primarily due to the depressed real estate conditions in Michigan, increasing financial stress on consumers and weakening economic conditions.  Leasing and equipment finance net charge-offs for the second quarter and first six months of 2009 were $5.5 million and $10.2 million, respectively, compared with $3.1 million and $5.2 million in the same 2008 periods.  The increase in leasing and equipment finance net charge-offs from the second quarter of 2008 was primarily due to higher net charge-offs in the middle market segment due to deteriorating economic conditions.

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

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $140.4 million and $254.6 million for the second quarter and first six months of 2009, respectively, compared with $122.6 million and $249.9 million for the same 2008 periods.

Fees and Service Charges

Fees and service charges totaled $77.5 million and $134.6 million for the second quarter and first six months of 2009, respectively, compared with $68 million and $131.5 million for the same 2008 periods.  The increase from the second quarter of 2008 was primarily due to an increased number of checking accounts and related fee income.

Card Revenues

Card revenues totaled $26.6 million and $51.6 million for the second quarter and first six months of 2009, respectively, compared with $26.8 million and $51.6 million for the same 2008 periods.  The flattening of card revenue was primarily due to lower debit card spending by consumers which is reflective of the current economic conditions partially offset by the increased number of active cards.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2009	2008	Amount	%
Average active card users	846,175	814,229	31,946	3.9
Average number of transactions per card per month	21.1	20.9	.2	1.0
Sales volume	$1,854,850	$1,901,203	$(46,353)	(2.4)
Average transaction size (in dollars)	$35	$37	$(2)	(5.4)
Average interchange rate	1.35%	1.33%		2	bps

ATM Revenue

For the second quarter and first six months of 2009, ATM revenue was $8 million and $15.6 million, respectively, compared with $8.3 million and $16.2 million for the same 2008 periods.  The decline in ATM revenue was primarily due to fewer fee generating transactions on non-TCF ATM machines by TCF customers.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenue totaled $16.9 million and $29.5 million for the second quarter and first six months of 2009, respectively, compared with $14.1 million and $26.2 million for the same 2008 periods.  The increase in leasing and equipment finance revenue was primarily due to higher sales-type lease revenue, which varies from period to period based on customer driven events.

Other Income

Other non-interest income was $820 thousand and $1.3 million for the second quarter and first six months of 2009, respectively, down $3.6 million and $15.7 million from the same 2008 periods.  The decrease from the second quarter of 2008 was primarily due to TCF no longer selling investment and insurance products in the branches.  The decrease from the first six months of 2008 was also due to an $8.3 million gain from the Visa redemption recorded in the first quarter of 2008.

Gains on Securities

Gains on securities were $10.6 million for the second quarter of 2009 on sales of $381 million of securities, compared with gains on securities of $1.1 million on sales of $124.6 million of securities during the same period in 2008.  For the first six months of 2009, gains on securities were $22.1 million on sales of $945.2 million of securities compared with the gains on securities of $7.4 million on sales of $1.1 billion of securities.  Gains on securities fluctuate from period to period based on market conditions and opportunities in the market place to enter into portfolio transactions.

Consolidated Non-Interest Expense

Non-interest expense totaled $196.5 million for the second quarter of 2009, up $27.8 million, or 16.5%, from $168.7 million for the same 2008 period.  For the first six months of 2009, non-interest expense totaled $370.8 million, up $33.7 million, or 10% from $337 million for the same 2008 period.

Compensation and Employee Benefits

Compensation and employee benefits expense increased $6.5 million, or 7.7%, from the second quarter of 2008.  For the first six months of 2009, compensation and employee benefits increased $4 million, or 2.3%, from the first six months of 2008.  The increases were primarily due to increases in leasing and equipment finance and the inventory finance compensation costs as a result of expansion and growth and increased employee medical plan expenses which were partially offset by headcount reductions in banking.

Deposit Account Premiums

Deposit account premium expense totaled $7.3 million and $13.9 million for the second quarter and first six months of 2009, respectively, compared with $2.4 million and $3.9 million for the same 2008 periods.  The increase in deposit account premium expense is primarily due to successful marketing campaigns commencing in June of 2008 which have resulted in increased checking account production.

FDIC Insurance Premiums

FDIC insurance premium expense totaled $13.3 million and $17.1 million for the second quarter and first six months of 2009, respectively, compared with $437 thousand and $858 thousand for the same 2008 periods primarily due to a special FDIC assessment of $8.4 million recorded in the second quarter of 2009, higher insurance premium rates as a result of TCF’s larger deposit base and no remaining credit from the FDIC as in 2008.

Foreclosed Real Estate and Repossessed Assets, Net

Foreclosed real estate and repossessed asset expenses totaled $6.1 million and $10.4 million for the second quarter and first six months of 2009, respectively, compared with $4.9 million and $7.5 million for the same 2008 periods primarily due to increased levels of commercial and residential real estate owned.

Other Expense

Other expense in the quarter increased $3.2 million, or 8.9%, from the second quarter of 2008, primarily due to a $1.8 million increase in credit insurance expense on certain consumer loans and a $759 thousand increase in credit reserves for expected loss on unfunded commitments.  These increases were partially offset by a $947 thousand decrease in severance and separation costs.  Year-to-date, other expense, excluding the reduction in the Visa indemnification expense, decreased $1 million, or 1.4%, from the first six months of 2008, primarily due to a $1.3 million decrease in deposit account losses which reflects lower activity in deposit accounts as well as improved loss mitigation programs.

TCF is a member of Visa U.S.A. for issuance and processing of its card transactions.  On October 3, 2007, Visa, Inc. (Visa) completed a restructuring including Visa U.S.A. in preparation for its initial public offering.  As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, approved as part of Visa’s restructuring, for contingent losses in connection with certain covered litigation (“the Visa indemnification”) disclosed in Visa’s public filings with the Securities and Exchange Commission (SEC) based on its membership proportion.  TCF is not a party to the lawsuits brought against Visa U.S.A. TCF’s membership proportion in Visa U.S.A. was recalculated in the second quarter of 2009 and is .16234% at June 30, 2009.  As part of Visa’s IPO, Visa set aside a cash escrow fund for future settlement of covered litigation. As a result, TCF recorded a $3.8 million reduction in its contingent indemnification obligation in the first six months of 2008.

As of June 30, 2009, TCF held 308,219 shares of Visa Inc. Class B shares with no book value that are generally restricted from sale, other than to other Class B shareholders, and are subject to dilution as a result of TCF’s indemnification obligation.  TCF remains obligated to indemnify Visa under its bylaws and a retrospective responsibility plan for losses in connection with certain covered litigation.

At June 30, 2009, TCF’s estimated remaining Visa contingent indemnification obligation was $3.9 million.  The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates. TCF’s remaining indemnification obligation for Visa’s covered litigation is a highly judgmental estimate.  TCF must rely on disclosures made by Visa to the public about the covered litigation in making estimates of this contingent indemnification obligation.

Income Taxes

TCF recorded income tax expense of $14.9 million for the second quarter of 2009, or 38.68%, of income before income tax expense, compared with $18.9 million, or 44.31%, for the comparable 2008 period.  For the first six months of 2009, income tax expense totaled $30 million, or 37.39%, of income before income tax expense, compared with $43.3 million, or 37.83%, for the same 2008 period.  The lower income tax percentage for the second quarter of 2009, as compared with the second quarter of 2008, is primarily due to a $2.2 million year-to-date increase in income tax expense and a $2.8 million increase in deferred income taxes related to changes in state income taxes, primarily in Minnesota in the second quarter of 2008.  Excluding these items, the effective income tax rate for the second quarter of 2008 was 37.75%.

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors including interpretation of income tax laws, the evaluation of uncertain tax positions, differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards.  Additionally, there can be no assurance that estimates and interpretations used in determining income tax liabilities may not be challenged by taxing authorities.  Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.

In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the income tax rates expected to apply to taxable income in the periods in which the deferred income tax assets or liabilities are expected to be realized.  If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to the Consolidated Statements of Income. Also, if current period income tax rates change, the impact on the annual effective income tax rate is applied year-to-date in the period of enactment.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

TCF sold $945.2 million of mortgage-backed securities, during the first six months of 2009, compared with $1.1 billion of mortgage-backed securities in the same 2008 period.  TCF purchased $1.3 billion of securities available for sale during the first six months of 2009, compared with $1.4 billion for the same 2008 period.  The purchases in the first six months of 2009 partially replaced the sales of mortgage-backed securities and included $600.1 million of short-term Fannie Mae and Freddie Mac debentures with a one-time issuer call feature with call dates ranging from 1 to 2 years.  At June 30, 2009, the unrealized pre-tax gain on TCF’s securities available for sale portfolio was $16.5 million, compared with a pre-tax unrealized gain of $37.3 million at December 31, 2008.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding education loans held for sale.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2009	2008	Change
Consumer real estate and other:
Real estate:
First mortgage liens	$4,940,904	$4,881,662	1.2%
Junior liens	2,338,647	2,420,116	(3.4)
Total consumer real estate	7,279,551	7,301,778	(0.3)
Other	60,573	61,805	(2.0)
Total consumer real estate and other	7,340,124	7,363,583	(0.3)
Commercial:
Commercial real estate:
Permanent	2,888,080	2,693,085	7.2
Construction and development	267,318	291,071	(8.2)
Total commercial real estate	3,155,398	2,984,156	5.7
Commercial business	487,083	506,887	(3.9)
Total commercial	3,642,481	3,491,043	4.3
Leasing and equipment finance (1):
Equipment finance loans (2)	865,970	789,869	9.6
Lease financings:
Direct financing leases (2)	2,101,174	1,813,254	15.9
Sales-type leases	19,713	22,095	(10.8)
Lease residuals	58,277	52,906	10.2
Unearned income and deferred costs	(222,276)	(192,042)	(15.7)
Total lease financings	1,956,888	1,696,213	15.4
Total leasing and equipment finance	2,822,858	2,486,082	13.5
Inventory finance	157,193	4,425	N.M.
Total loans and leases	$13,962,656	$13,345,133	4.6

(1)               Operating leases of $53.1 million at June 30, 2009 and $58.8 million at December 31, 2008 are included as a component of other assets on the Consolidated Statements of Financial Condition.

(2)               Included in these amounts is a total of $13.8 million of non-accretable credit valuation reserves, which was recorded as a result of a portfolio purchase.

N.M. Not Meaningful.

At June 30, 2009, approximately 25% of TCF’s consumer and commercial loans consisted of variable-rate loans, compared with 27% at December 31, 2008.  Variable-rate consumer loans have interest rates tied to the prime rate, while variable-rate commercial loans have interest rates tied to either the prime rate or LIBOR.  At July 1, 2009, $1.8 billion, or 95%, of variable-rate consumer real estate loans were at their contractual interest rate floor, compared with $1.8 billion, or 98%, at January 1, 2009.  At July 1, 2009, $445 million, or 57%, of variable-rate commercial loans were at their contractual interest rate floor, compared with $305 million, or 33%, at January 1, 2009.  In addition, to the extent these loans have interest rate floors, an increase in interest rates may not result in a change in the interest rate on the variable-rate loan.   Substantially all leasing and equipment finance loans have fixed interest rates, while inventory finance loans have variable interest rates.  Approximately 77% of the consumer real estate portfolio at June 30, 2009 consisted of closed-end loans.  TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal.  Consumer real estate lines of credit outstanding were $2.2 billion at June 30, 2009 and December 31, 2008.

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary markets.  With a focus on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans at June 30, 2009, were secured either by real estate or other business assets.  At June 30, 2009, approximately 93% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary markets.

In the first quarter of 2009, TCF acquired a $277.4 million equipment finance portfolio.  This portfolio was purchased at a discount which primarily represents credit valuation reserves that are netted against the balance of the portfolio and not contained within the allowance for loan and lease losses.

The leasing and equipment finance backlog of approved transactions was $283.4 million at June 30, 2009, down from $328 million at December 31, 2008.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from customer default on a loan or lease.  TCF has a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, utilization of credit insurance on some high loan-to-value consumer real estate loans, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $193.4 million appropriate to cover losses incurred in the loan and lease portfolios as of June 30, 2009.  In the first quarter of 2009, TCF acquired a $277.4 million equipment finance portfolio which includes $13.8 million of valuation reserves for credit losses as of June 30, 2009.  The $13.8 million of credit loss reserves are netted against the assets’ contractual balances and are expected to cover any future losses within the acquired portfolio.  However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing including economic conditions and TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a protracted economic slowdown, a continued decline in commercial or residential real estate values in TCF’s markets and continued financial stress on consumers would have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The next several pages include detailed information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases, modified loans and potential problem loans and leases.  Included in this data are numerous portfolio ratios that must be carefully reviewed and related to the nature of the underlying loan and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other banks.  Most of TCF’s non-performing assets and past due loans are secured by real estate.  Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claim processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition.  This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

The following table sets forth information detailing the allowance for loan and lease losses and other credit reserves.

	At or For the Three		At or For the Six
	Months Ended June 30,		Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for loan and lease losses:
Balance at beginning of period	$181,216	$97,390	$172,442	$80,942
Charge-offs	(53,462)	(29,902)	(92,343)	(47,724)
Recoveries	3,800	3,254	7,743	7,529
Net charge-offs	(49,662)	(26,648)	(84,600)	(40,195)
Provision for credit losses	61,891	62,895	105,603	92,890
Balance at end of period	$193,445	$133,637	$193,445	$133,637
Other credit loss reserves:
Reserves for unfunded commitments	2,655	1,227	2,655	1,227
Reserves netted against portfolio asset balances	13,828	—	13,828	—
Total credit loss reserves	$209,928	$134,864	$209,928	$134,864

TCF’s methodologies for determining and allocating the allowance for loan and lease losses focus on ongoing reviews of larger individual loans and leases, historical and expected future net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and non-performing assets, values of underlying loan and lease collateral, the assumed success rate of troubled debt restructuring modifications, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, prevailing economic conditions and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis.  The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio.  The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

The allocation of TCF’s allowance for loan and lease losses and other credit reserves is as follows.

	At June 30, 2009			At December 31, 2008
(Dollars in thousands)	Allowance/ Credit Loss Reserves	Total Loans and Leases	Allowance/ Credit Loss Reserves As a % of Balance	Allowance/ Credit Loss Reserves	Total Loans and Leases	Allowance/ Credit Loss Reserves As a % of Balance
Consumer real estate	$114,283	$7,279,551	1.57%	$98,436	$7,301,778	1.35%
Consumer other	3,026	60,573	5.00	2,664	61,805	4.31
Total consumer real estate and other	117,309	7,340,124	1.60	101,100	7,363,583	1.37
Commercial real estate	36,208	3,155,398	1.15	39,386	2,984,156	1.32
Commercial business	10,354	487,083	2.13	11,865	506,887	2.34
Total commercial	46,562	3,642,481	1.28	51,251	3,491,043	1.47
Leasing and equipment finance	28,921	2,822,858	1.02	20,058	2,486,082.81
Inventory finance	653	157,193.42		33	4,425.75
Total allowance	193,445	13,962,656	1.39	172,442	13,345,133	1.29
Reserves for unfunded commitments	2,655	—	N.M.	1,510	—	N.M.
Reserves netted against portfolio asset balances	13,828	—	N.M.	—	—	N.M.
Total credit loss reserves	$209,928	$13,962,656	1.50	$173,952	$13,345,133	1.30
N.M. Not Meaningful.

The increase in the consumer real estate allowance was primarily due to increased actual and estimated charge-offs due to continued weakness in residential real estate market conditions and increasing unemployment.  The increase in the leasing and equipment finance allowance was primarily due to higher charge-offs and the resulting portfolio reserve rate increases primarily the result of losses in construction and manufacturing equipment.

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	June 30, 2009		June 30, 2008
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)
Consumer real estate
First mortgage liens	$11,793.96%		$6,803.56%
Junior liens	11,203	1.90	7,205	1.19
Total consumer real estate	22,996	1.26	14,008.77
Consumer other	1,661	N.M.	1,525	N.M.
Total consumer real estate and other	24,657	1.35	15,533.85
Commercial real estate	19,531	2.51	5,736.86
Commercial business	(55)	(.05)	2,308	1.74
Total commercial	19,476	2.17	8,044	1.01
Leasing and equipment finance	5,529.79		3,071.55
Total	$49,662	1.43	$26,648.84
(1) Annualized.
N.M. Not Meaningful.

	Six Months Ended
	June 30, 2009		June 30, 2008
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)
Consumer real estate
First mortgage liens	$22,272.91%		$11,013.46%
Junior liens	23,050	1.94	12,179	1.02
Total consumer real estate	45,322	1.24	23,192.64
Consumer other	2,951	N.M.	2,720	N.M.
Total consumer real estate and other	48,273	1.32	25,912.72
Commercial real estate	23,171	1.52	6,202.47
Commercial business	2,926	1.19	2,905	1.08
Total commercial	26,097	1.47	9,107.58
Leasing and equipment finance	10,230.75		5,176.47
Total	$84,600	1.24	$40,195.64
(1) Annualized.
N.M. Not Meaningful.

Consumer real estate net charge-offs for the second quarter and first six months of 2009 increased $9 million and $22.1 million, respectively, compared with the same 2008 periods.  Commercial real estate net charge-offs for the second quarter and first six months of 2009 increased $13.8 million and $17 million, respectively, compared with the same 2008 periods.  The increase in consumer real estate and commercial real estate net charge-offs were primarily due to the depressed residential real estate conditions, increasing financial stress on consumers and weakening economic conditions.  Leasing and equipment finance net charge-offs for the second quarter and first six months of 2009 increased $2.5 million and $5.1 million, respectively, compared with the same 2008 periods.  The increases were primarily due to higher charge-offs in the middle market segment due to deteriorating economic conditions.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Non-performing assets are summarized in the following table.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2009	2008	Change
Non-accrual loans and leases:
Consumer real estate
First mortgage liens	$83,766	$71,078	$12,688
Junior liens	11,209	11,793	(584)
Total consumer real estate	94,975	82,871	12,104
Consumer other	147	65	82
Total consumer real estate and other	95,122	82,936	12,186
Commercial real estate	87,252	54,615	32,637
Commercial business	11,532	14,088	(2,556)
Total commercial	98,784	68,703	30,081
Leasing and equipment finance	46,011	20,879	25,132
Total non-accrual loans and leases	239,917	172,518	67,399
Other real estate owned:
Residential real estate	72,745	38,632	34,113
Commercial real estate	24,117	23,033	1,084
Total other real estate owned	96,862	61,665	35,197
Total non-performing assets	$336,779	$234,183	$102,596
Non-performing assets as a percentage of:
Net loans and leases	2.45%	1.78%	67	bps
Total assets	1.93	1.40	53
Non-performing assets secured by real estate as a percentage of total non-performing assets	82.87	85.04	(217)
Consumer real estate:
Properties owned	266	187	79
Properties subject to redemption	193	151	42
Total consumer real estate properties	459	338	121

The increase in non-accrual loans and leases from December 31, 2008 was primarily due to an increase in commercial real estate and leasing and equipment finance non-accrual loans.  TCF may experience an increase in future quarters in non-accrual consumer real estate loans as a result of delays in the foreclosure process resulting from new laws or government policies in certain locations.  Consumer real estate properties owned increased from December 31, 2008, due to the addition of 337 new properties exceeding sales of 258 properties in the first six months of 2009, as the average amount of time to sell properties has increased.

Repossessed and Returned Equipment

At June 30, 2009 and December 31, 2008, TCF had $17.4 million and $10.9 million, respectively, of repossessed and returned equipment held for sale in its leasing and equipment finance business.  The overall economic environment influences the level of repossessed and returned equipment, the demand for these types of used equipment in the marketplace and the fair value or ultimate sales prices at disposition.  TCF periodically determines the fair value of this equipment and if lower than its recorded basis makes adjustments.

Impaired Loans

Impaired loans are summarized in the following table.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2009	2008	Change
Non-accrual loans:
Consumer real estate	$10,257	$9,216	$1,041
Commercial real estate	87,252	54,616	32,636
Commercial business	11,532	14,087	(2,555)
Leasing and equipment finance	10,563	5,552	5,011
Subtotal	119,604	83,471	36,133
Accruing restructured consumer real estate	51,483	27,423	24,060
Total impaired loans	$171,087	$110,894	$60,193

The increase in impaired loans from December 31, 2008 was primarily due to a $32.6 million increase in commercial real estate non-accrual loans. There were $50.1 million and $25.3 million of accruing restructured consumer real estate loans less than 90 days past due as of June 30, 2009 and December 31, 2008, respectively.  See “Consolidated Financial Condition Analysis — Loan Modifications” for additional information on accruing restructured loans.  The allowance for loan and lease losses for impaired loans was $20.8 million at June 30, 2009, compared with $24.6 million at December 31, 2008.  The average balance of total impaired loans during the three months ended June 30, 2009 was $159.2 million, compared with $108.9 million during the three months ended December 31, 2008.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding education loans held for sale and non-accrual loans and leases.  Delinquent balances are determined based on the contractual terms of the loan or lease.

	At June 30, 2009		At December 31, 2008
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases
Accruing loans and leases delinquent for:
30-59 days	$79,183.58%		$69,814.53%
60-89 days	50,505.37		41,851.32
90 days or more	48,477.35		37,619.28
Total	$178,165	1.30	$149,284	1.13

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At June 30, 2009		At December 31, 2008
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer real estate
First mortgage liens	$65,022	1.34%	$53,482	1.11%
Junior liens	13,403.58		13,940.58
Total consumer real estate	78,425	1.09	67,422.93
Consumer other	207.34		313.51
Total consumer real estate and other	78,632	1.09	67,735.93
Commercial real estate	2,150.07		225.01
Commercial business	129.03		605.12
Total commercial	2,279.06		830.02
Leasing and equipment finance	18,071.65		10,905.44
Inventory finance	—	—	—	—
Total	$98,982.72		$79,470.60

The increase in delinquencies is primarily due to leasing and equipment finance, which included $1.7 million in delinquent loans and leases from the $277.4 million portfolio acquisition during the first quarter of 2009.

Prolonged weakness in the overall economy may result in further increases in delinquent and non-accrual loans in future periods.

Loan Modifications

TCF may modify certain loans to retain customers or to maximize collection of loan balances.  TCF has maintained several programs designed to assist consumer real estate customers by extending payment dates or reducing interest rates.  All loan modifications decisions are made on a case-by-case basis and certain modifications may be classified as troubled debt restructurings.

During the first six months of 2009, TCF completed $375.6 million of loan modifications of consumer real estate loans to help customers avoid home foreclosure.  The majority of these modifications represent extended payments on which contractual interest is still charged.  A large number of modified loans were delinquent at the time of modification and in most cases these loans were no longer carried as delinquent following the modification.  The status of these loans at June 30, 2009 is based on the modified loan terms.  Of the total modifications, $33.1 million were considered troubled debt restructurings as the borrower was experiencing financial difficulties and concessions were granted that would not otherwise be considered.

All loans considered to be troubled debt restructurings are impaired and appropriate reserves have been provided.  Accruing loans that are troubled debt restructurings are also considered potential problem loans.  See “Consolidated Financial Condition Analysis — Impaired Loans” and “Consolidated Financial Condition Analysis — Potential Problem Loans” for additional information on impaired and potential problem loans.

The following table summarizes troubled debt restructurings by loan type and delinquent and non-accrual status.

	At	At
	June 30,	December 31,	Change
(Dollars in thousands)	2009	2008	$	%
Consumer real estate
Accruing	$51,483	$27,423	$24,060	87.7%
Non-accrual	10,257	9,216	1,041	11.3
Total consumer real estate	61,740	36,639	25,101	68.5
Commercial non-accrual	10,017	13,685	(3,668)	(26.8)
Total	$71,757	$50,324	$21,433	42.6

The following table summarizes TCF’s consumer real estate troubled debt restructurings that were 60 days or more past due and accruing.  At June 30, 2009 and December 31, 2008, there were no commercial troubled debt restructurings that were 60 days or more past due and accruing.

	At	At
	June 30,	December 31,	Change
(Dollars in thousands)	2009	2008	$	%
60-89 days	$2,595	$545	$2,050	N.M.
90 days or more	1,382	2,120	(738)	(34.8)%
Total	$3,977	$2,665	$1,312	49.2
N.M. Not Meaningful.

Due to the current economic environment including increasing unemployment, TCF expects modified loans and troubled debt restructurings to continue to increase over the next year.

Potential Problem Loans and Leases

In addition to non-performing assets, there were $264.9 million of loans and leases at June 30, 2009, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, an increase of $52.1 million from December 31, 2008.  The increase in potential problem loans and leases is primarily due to an increase in commercial loans that were downgraded due to the effect of overall deteriorating economic conditions and due to an increase in consumer real estate troubled debt restructurings.  Potential problem loans and leases are primarily classified for regulatory purposes as substandard and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial or residential real estate or other assets, thus reducing the potential for loss should they become non-performing.  The current level of security is subject to our lien position and current collateral values.  Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows.

	At	At
	June 30,	December 31,
(In thousands)	2009	2008
Consumer real estate	$51,483	$27,423
Commercial real estate	143,644	137,332
Commercial business	41,847	27,127
Leasing and equipment finance	27,970	20,994
Total	$264,944	$212,876

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.   Deposits totaled $11.6 billion at June 30, 2009, an increase of $1.4 billion, or 13.4%, from December 31, 2008.  The increase was primarily due to strong growth in savings due to several initiatives involving products, pricing and marketing efforts.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was 1.07% at June 30, 2009, compared with 1.61% at December 31, 2008. The decrease in the weighted-average rate for deposits was due to pricing decisions made by management as a result of declining interest rates during the first six months of 2009.

Borrowings and Liquidity

Borrowings totaled $4.3 billion at June 30, 2009, down $327.8 million from December 31, 2008.  The weighted-average rate on borrowings was 4.60% at June 30, 2009, compared with 4.48% at December 31, 2008.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources.  At June 30, 2009, TCF had $2.1 billion in unused, secured borrowing capacity at the FHLB of Des Moines and $1.3 billion of active, unsecured federal funds purchased lines which are not contractually committed.

Also at June 30, 2009, TCF had $720 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At June 30, 2009, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings (1)	$4,332,927	$49,939	$423,745	$74,435	$3,784,808
Annual rental commitments under non-cancelable operating leases	244,645	27,536	49,272	42,682	125,155
Campus marketing agreements	45,531	3,413	5,506	5,156	31,456
Construction contracts and land purchase commitments for future branch sites	737	737	—	—	—
Visa indemnification obligation (2)	3,930	—	3,930	—	—
	$4,627,770	$81,625	$482,453	$122,273	$3,941,419

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,663,046	$12,287	$95,425	$186,127	$1,369,207
Commercial	318,879	201,638	97,097	11,015	9,129
Leasing and equipment finance	63,853	63,853	—	—	—
Total commitments to lend	2,045,778	277,778	192,522	197,142	1,378,336
Standby letters of credit and guarantees on industrial revenue bonds	54,341	41,454	12,827	60	—
	$2,100,119	$319,232	$205,349	$197,202	$1,378,336

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

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with eight campuses.  TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2029.  TCF also has various renewal options, which may extend the terms of these agreements.  Campus marketing agreements are an important element of TCF’s campus banking strategy.

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

Stockholders’ Equity

Stockholders’ equity at June 30, 2009 was $1.1 billion, or 6.54% of total assets, compared with 8.92% at December 31, 2008.  At June 30, 2009, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors.

On April 22, 2009, TCF redeemed all of the 361,172 outstanding shares of its Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, $.01 Par Value.  Since receiving the Capital Purchase Program funds on November 14, 2008, TCF paid the U.S. Department of the Treasury $7.9 million in cash dividends.  Upon redemption, the difference of $12 million between the preferred stock redemption amount and the recorded amount was charged to retained earnings as a non-cash deemed preferred stock dividend.  This non-cash deemed preferred stock dividend had no impact on total stockholder equity, but reduced earnings per diluted common share by 10 cents.  Additionally, TCF recorded preferred stock dividends of $1.2 million, or 1 cent per common share, and $5.2 million, or 4 cents per common share, in the second and first quarters of 2009, respectively.  The warrant issued to the U.S. Treasury under the Capital Purchase Program has not been repurchased and TCF has requested the U.S. Treasury to liquidate it, as required by law.

On July 21, 2009, TCF declared a regular quarterly dividend of five cents per common share, payable on August 31, 2009 to stockholders of record at the close of business on July 31, 2009.

Recent Accounting Developments

On May 28, 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, which requires entities to evaluate subsequent events through the date financial statements are issued.  Existing guidance on subsequent events was part of the AICPA Auditing Standards.  This Statement is not intended to change existing practice.  The Statement requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements (“recognizable subsequent events”).  This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events.  This FSP became effective in the second quarter of 2009.

On June 9, 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which replaces the Generally Accepted Accounting Principles (“GAAP”) hierarchy with two levels of GAAP: authoritative and nonauthoritative. On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities Exchange Commission. All other non-grandfathered accounting literature became nonauthoritative. The adoption of this Statement will not have a material impact TCF’s consolidated financial statements.

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, which removes the concept of a qualifying special-purpose entity from GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This Statement is effective for interim and annual reporting periods beginning after November 15, 2009. Management is currently evaluating the impact of this Statement on TCF’s loan participations. TCF has not used any special purpose entities to derecognize financial assets.

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of a variable interest entity must be disregarded in applying the provisions of Interpretation 46(R). This Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this Statement is not expected to impact TCF’s consolidated financial statements.

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include, but are not limited to, continued or deepening deterioration in general economic and banking industry conditions; continued increases in unemployment in TCF’s primary banking markets; limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to deteriorating conditions in the banking industry and the economic impact on banks of the Emergency Economic Stabilization Act, as amended (“EESA”) or other related legislative and regulatory developments; the impact of the Obama Administration’s financial regulatory reform proposals including possible additional capital, consumer protection and supervisory requirements; the imposition of requirements with an adverse financial impact relating to TCF’s lending, loan collection and other business activities as a result of the EESA,  or other legislative or regulatory developments such as mortgage foreclosure moratorium laws; possible legislative changes, including restrictions on deposit fees and reduction of interchange revenue from debit card transactions and adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legislative, regulatory or other changes affecting customer account charges and fee income; legislative changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions); reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments, including adoption of state legislation that would increase state taxes; adverse findings in tax audits or regulatory examinations and resulting enforcement actions, including those provided for under the Bank Secrecy Act; changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including continuing declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new market conditions or regulatory requirements; lack of or inadequate insurance coverage for claims against TCF; technological, computer related or operational difficulties or loss or theft of information; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; results of litigation, including potential class action litigation concerning TCF’s lending or deposit activities or employment practices and possible increases in indemnification obligations for certain litigation against Visa U.S.A. (“covered litigation”) and potential reductions in card revenues resulting from covered litigation or other litigation against Visa; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity; or other significant uncertainties.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At June 30, 2009, net interest income is estimated to decrease by 2.4% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

Management exercises its best judgment in making assumptions regarding events that management can impact such as non-contractual deposit repricings and events outside management’s control such as customer behavior on loan and deposit activity, counter-party decisions on callable borrowings and callable agency debentures and the effect that competition has on both loan and deposit pricing. These assumptions are inherently uncertain and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.

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

TCF’s one-year interest rate gap was a negative $1.3 billion, or 7.5% of total assets, at June 30, 2009, compared with a negative $631 million, or 3.8% of total assets, at December 31, 2008. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 25 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.3 billion of fixed-rate mortgage-backed securities and consumer real estate loans at June 30, 2009, by approximately $65 million, or 9.3%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities and consumer real estate loans at June 30, 2009, by approximately $134 million, or 19.3%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2009.

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

Changes in Internal Controls

In April 2009, the Company implemented a new lease accounting system in its Winthrop Resources business. The new system includes new operational and accounting controls and procedures and was thoroughly tested and reconciled as part of the development and conversion process. There were no other significant changes in the Company’s disclosure controls or internal controls over financial reporting during the second quarter of 2009 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
	At	At	At	At	At
(Dollars in thousands,	June 30,	March 31,	December 31,	September 30,	June 30,
except per-share data)	2009	2009	2008	2008	2008
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$13,962,656	$13,795,617	$13,345,133	$13,101,668	$12,952,546

Securities available for sale	2,087,406	2,098,628	1,966,104	2,102,756	2,120,664
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	17,475,721	18,082,341	16,740,357	16,510,595	16,460,123

Deposits	11,619,053	11,647,203	10,243,352	9,850,237	10,146,122
Short-term borrowings	25,829	26,299	226,861	603,233	411,802
Long-term borrowings	4,307,098	4,311,568	4,433,913	4,630,776	4,515,997
Stockholders’ equity	1,142,535	1,499,956	1,493,776	1,111,029	1,088,301

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
SELECTED OPERATIONS DATA:
Net interest income	$156,463	$145,413	$147,117	$152,165	$151,562
Provision for credit losses	61,891	43,712	47,050	52,105	62,895
Net interest income after provision for credit losses	94,572	101,701	100,067	100,060	88,667
Non-interest income:
Fees and other revenue	129,814	102,731	116,807	123,045	121,504
Gains on securities	10,556	11,548	8,167	498	1,115
Total non-interest income	140,370	114,279	124,974	123,543	122,619
Non-interest expense	196,546	174,208	179,810	177,588	168,729
Income before income tax expense	38,396	41,772	45,231	46,015	42,557
Income tax expense	14,853	15,125	17,527	15,889	18,855
Net income	23,543	26,647	27,704	30,126	23,702
Preferred stock dividends	13,218	5,185	2,540	—	—
Net income available to common stockholders	$10,325	$21,462	$25,164	$30,126	$23,702
Per common share:
Basic earnings	$.08	$.17	$.20	$.24	$.19
Diluted earnings	$.08	$.17	$.20	$.24	$.19
Dividends declared	$.05	$.25	$.25	$.25	$.25

FINANCIAL RATIOS:
Return on average assets (1)	.53%	.62%	.68%	.73%	.58%
Return on average common equity (1)	3.61	7.58	9.00	11.11	8.57
Net interest margin (1)	3.80	3.66	3.84	3.97	4.00
Net charge-offs as a percentage of average loans and leases (1)	1.43	1.04	1.02	.82	.84
Average total equity to average assets	6.94	8.64	7.93	6.61	6.76

(1)               Annualized.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations.  TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collection activities.  TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve Board and the Comptroller of the Currency.  Such regulatory enforcement matters include, but not by way of limitation, enforcement of the Bank Secrecy Act and anti-money laundering regulatory compliance requirements.  From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages.  Financial services companies are subject to the risk of class action litigation, and TCF has had such actions brought against it from time to time.  Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty.

Item 1A. Risk Factors

Economic Conditions and Declines in Housing Prices and Real Estate Values

The United States, including TCF’s primary banking markets, has experienced weakening economic conditions and declines in housing prices and real estate values in general.  As discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TCF’s Annual Report on Form 10-K dated December 31, 2008 and in Part I, Item 2 of this Form 10-Q for the quarterly period ended June 30, 2009, TCF’s loan portfolio contains significant amounts of loans secured by residential and commercial real estate.  TCF has experienced increases in non-performing assets, net charge-offs and provisions for credit losses as a result of continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions.  TCF expects continued economic weakness for most of 2009.  This environment could lead to increased levels of non-performing assets, net charge-offs and provision for credit losses compared to previous periods.

Payment of Dividends

TCF’s future determination to pay dividends are at the discretion of our Board of Directors, subject to applicable regulatory restrictions and Delaware law, and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

As a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.  As of June 30, 2009, we were considered “well-capitalized” under the capital standards that our banking regulators use to assess the capital adequacy of bank holding companies.  The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e. perpetual preferred stock and trust preferred debt) on our financial condition.  The guidelines also require that we review our net income for the current and past four quarters, and the level of dividends on common stock and other Tier 1 capital instruments for those periods, as well as our projected rate of earnings retention.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended June 30, 2009.

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as a part of publicly announced plan	Number of shares that may yet be purchased under the plan
April 1 to April 30, 2009
Share repurchase program (1)	—	$—	—	—
Employee transactions (2)	—	$—	N.A.	N.A.

May 1 to May 31, 2009
Share repurchase program (1)	—	$—	—	—
Employee transactions (2)	—	$—	N.A.	N.A.

June 1 to June 30, 2009
Share repurchase program (1)	—	$—	—	—
Employee transactions (2)	—	$—	N.A.	N.A.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 29, 2009, the Annual Meeting of the stockholders of TCF was held to obtain the approval from stockholders for the matters indicated below. The following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter.

	Vote
		Against or		Broker
	For	Withheld	Abstain	Nonvote
1. Election of eight directors, each to serve a one-year term
William F. Bieber	99,251,236	10,182,025	—	—
Theodore J. Bigos	106,147,475	3,285,786	—	—
William A. Cooper	99,351,135	10,082,126	—	—
Thomas A. Cusick	98,704,426	10,728,835	—	—
Gregory J. Pulles	100,374,676	9,058,585	—	—
Gerald A. Schwalbach	99,377,499	10,055,762	—	—
Douglas A. Scovanner	100,274,867	9,158,394	—	—
Barry N. Winslow	100,347,542	9,085,719	—	—

2. Re-approve the TCF Performance-Based Compensation Policy	85,687,419	23,296,826	449,016	—

3. Approve an increase in authorized shares under the TCF Financial Incentive Stock Program	66,624,164	21,812,868	159,846	20,836,383

4. Re-approve the performance-based goals under the TCF Financial Incentive Stock Program	72,344,728	36,748,842	339,691	—

5. Approve, in an advisory (non-binding) vote, the compensation of executives disclosed in the proxy statement	76,061,817	32,879,789	491,655	—

6. Advisory vote on the appointment of KPMG LLP as Independent registered public accountants of TCF Financial Corporation for fiscal year 2009	107,557,107	1,631,853	244,301	—

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 51 of this report.

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

Dated: July 30, 2009

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(b)	Amended and Restated TCF Financial Incentive Stock Program (as amended and restated October 20, 2008).

10(p)	TCF Performance-Based Compensation Policy for Covered Executive Officers (as re-approved effective January 1, 2009).

12(a)#	Computation of Ratios of Earnings to Fixed Charges for periods ended June 30, 2009, December 31, 2008, 2007, 2006 and 2005.

12(b)#	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for periods ended June 30, 2009, December 31, 2008, 2007, 2006 and 2005.

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein