Form 10-Q
period 2009-09-30
TCF FINANCIAL CORP
filed 2009-10-28
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2009

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

Yes ☐                                                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 23, 2009
Common Stock, $.01 par value	128,802,189 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

Part I.	Financial Information	Pages

	Item 1. Financial Statements

	Consolidated Statements of Financial Condition at September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and 2008	4

	Consolidated Statements of Equity for the Nine Months Ended September 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	21

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4. Controls and Procedures	44

	Supplementary Information	45

Part II.	Other Information

	Items 1-6	46

	Signatures	48

	Index to Exhibits	49

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	September 30,	December 31,
(Dollars in thousands, except per-share data)	2009	2008
	(Unaudited)
Assets

Cash and due from banks	$329,663	$342,380
Investments	155,627	155,725
Securities available for sale	2,060,227	1,966,104
Education loans held for sale	—	757
Loans and leases:
Consumer real estate and other	7,335,061	7,363,583
Commercial real estate	3,240,846	2,984,156
Commercial business	466,991	506,887
Leasing and equipment finance	3,061,559	2,486,082
Inventory finance	224,807	4,425
Total loans and leases	14,329,264	13,345,133
Allowance for loan and lease losses	(215,732)	(172,442)
Net loans and leases	14,113,532	13,172,691
Premises and equipment, net	449,264	447,826
Goodwill	152,599	152,599
Other assets	482,097	502,275
Total assets	$17,743,009	$16,740,357

Liabilities and Equity

Deposits:
Checking	$4,098,643	$3,969,768
Savings	5,144,661	3,057,623
Money market	730,046	619,678
Certificates of deposit	1,652,661	2,596,283
Total deposits	11,626,011	10,243,352
Short-term borrowings	21,397	226,861
Long-term borrowings	4,524,955	4,433,913
Total borrowings	4,546,352	4,660,774
Accrued expenses and other liabilities	390,807	342,455
Total liabilities	16,563,170	15,246,581
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; 0 and 361,172 issued and outstanding	—	348,437
Common stock, par value $.01 per share, 280,000,000 shares authorized; 130,373,208 and 130,839,378 shares issued	1,304	1,308
Additional paid-in capital	304,190	330,474
Retained earnings, subject to certain restrictions	932,882	927,893
Accumulated other comprehensive income (loss)	805	(3,692)
Treasury stock at cost, 1,623,705 and 3,413,855 shares, and other	(62,946)	(110,644)
Total TCF Financial Corporation stockholders’ equity	1,176,235	1,493,776
Non-controlling interest in subsidiaries	3,604	—
Total equity	1,179,839	1,493,776
Total liabilities and equity	$17,743,009	$16,740,357

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per-share data)	2009	2008	2009	2008

Interest income:
Loans and leases	$217,307	$210,651	$642,084	$630,835
Securities available for sale	20,474	28,577	69,392	85,714
Education loans held for sale	—	123	—	5,331
Investments and other	1,217	1,644	3,210	4,713
Total interest income	238,998	240,995	714,686	726,593
Interest expense:
Deposits	27,512	33,730	100,941	119,412
Borrowings	49,997	55,100	150,380	160,625
Total interest expense	77,509	88,830	251,321	280,037
Net interest income	161,489	152,165	463,365	446,556
Provision for credit losses	75,544	52,105	181,147	144,995
Net interest income after provision for credit losses	85,945	100,060	282,218	301,561
Non-interest income:
Fees and service charges	77,433	71,783	212,033	203,291
Card revenue	26,393	26,240	77,957	77,839
ATM revenue	7,861	8,720	23,432	24,957
Subtotal	111,687	106,743	313,422	306,087
Leasing and equipment finance	15,173	13,006	44,705	39,190
Other	1,197	3,296	2,475	11,977
Fees and other revenue	128,057	123,045	360,602	357,254
Gains on securities	—	498	22,104	7,899
Visa share redemption	—	—	—	8,308
Total non-interest income	128,057	123,543	382,706	373,461
Non-interest expense:
Compensation and employee benefits	90,680	84,895	267,622	257,880
Occupancy and equipment	31,619	31,832	95,193	95,450
Deposit account premiums	7,472	7,292	21,335	11,229
Advertising and marketing	4,766	5,017	13,345	14,507
FDIC premiums and assessments	5,085	426	22,183	1,284
Foreclosed real estate and repossessed assets, net	8,038	4,883	18,454	12,390
Other	38,873	39,028	111,271	108,664
Subtotal	186,533	173,373	549,403	501,404
Operating lease depreciation	3,734	4,215	11,618	13,189
Total non-interest expense	190,267	177,588	561,021	514,593
Income before income tax expense	23,735	46,015	103,903	160,429
Income tax expense	6,491	15,889	36,469	59,175
Income after income tax expense	17,244	30,126	67,434	101,254
Income (loss) attributable to non-controlling interest	(207)	—	(207)	—
Net income	17,451	30,126	67,641	101,254
Preferred stock dividends	—	—	6,378	—
Non-cash deemed preferred stock dividend	—	—	12,025	—
Net income available to common stockholders	$17,451	$30,126	$49,238	$101,254

Net income per common share:
Basic	$.14	$.24	$.39	$.81
Diluted	$.14	$.24	$.39	$.81

Dividends declared per common share	$.05	$.25	$.35	$.75

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
(Dollars in thousands)	Number of Common Shares Issued	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interests	Total
Balance, December 31, 2007	131,468,699	$—	$1,315	$354,563	$926,875	$(18,055)	$(165,686)	$1,099,012	$—	$1,099,012
Pension and postretirement measurement date change	—	—	—	—	65	—	—	65	—	65
Subtotal	131,468,699	—	1,315	354,563	926,940	(18,055)	(165,686)	1,099,077	—	1,099,077
Comprehensive income:
Net income	—	—	—	—	101,254	—	—	101,254	—	101,254
Other comprehensive income (loss)	—	—	—	—	—	(3,500)	—	(3,500)	—	(3,500)
Comprehensive income (loss)	—	—	—	—	101,254	(3,500)	—	97,754	—	97,754
Dividends on common stock	—	—	—	—	(94,767)	—	—	(94,767)	—	(94,767)
Issuance of 729,895 common shares	—	—	—	(18,901)	—	—	18,901	—	—	—
Treasury shares sold to TCF employee benefit plans, 361,660 shares	—	—	—	(3,988)	—	—	9,366	5,378	—	5,378
Cancellation of common shares	(123,700)	—	(3)	(3,093)	694	—	—	(2,402)	—	(2,402)
Cancellation of common shares for tax withholding	(393,305)	—	(4)	(6,241)	—	—	—	(6,245)	—	(6,245)
Amortization of stock compensation	—	—	—	6,537	—	—	—	6,537	—	6,537
Exercise of stock options, 13,000 shares	—	—	—	(173)	—	—	336	163	—	163
Stock compensation tax benefits	—	—	—	5,534	—	—	—	5,534	—	5,534
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(4,341)	—	—	4,341	—	—	—
Balance, September 30, 2008	130,951,694	$—	$1,308	$329,897	$934,121	$(21,555)	$(132,742)	$1,111,029	$—	$1,111,029

Balance, December 31, 2008	130,839,378	$348,437	$1,308	$330,474	$927,893	$(3,692)	$(110,644)	$1,493,776	$—	$1,493,776
Comprehensive income:
Income after income tax expense	—	—	—	—	67,434	—	—	67,434	—	67,434
Income (loss) attributable to non-controlling interest	—	—	—	—	(207)	—	—	(207)	(207)	—
Other comprehensive income (loss)	—	—	—	—	—	4,497	—	4,497	—	4,497
Comprehensive income (loss)	—	—	—	—	67,641	4,497	—	72,138	(207)	71,931
Non-controlling interest capital contribution	—	—	—	—	—	—	—	—	3,811	3,811
Dividends on preferred stock	—	710	—	—	(6,378)	—	—	(5,668)	—	(5,668)
Dividends on common stock	—	—	—	—	(44,440)	—	—	(44,440)	—	(44,440)
Non-cash deemed preferred stock dividend	—	12,025	—	—	(12,025)	—	—	—	—	—
Redemption of preferred stock	—	(361,172)	—	—	—	—	—	(361,172)	—	(361,172)
Issuance of 549,920 common shares	—	—	—	(14,241)	—	—	14,241	—	—	—
Treasury shares sold to TCF employee benefit plans, 1,131,430 shares	—	—	—	(14,150)	—	—	29,299	15,149	—	15,149
Cancellation of common shares	(448,500)	—	(4)	(481)	191	—	—	(294)	—	(294)
Cancellation of common shares for tax withholding	(17,670)	—	—	(235)	—	—	—	(235)	—	(235)
Amortization of stock compensation	—	—	—	6,515	—	—	—	6,515	—	6,515
Exercise of stock options, 108,800 shares	—	—	—	(1,279)	—	—	2,817	1,538	—	1,538
Stock compensation tax expense	—	—	—	(1,072)	—	—	—	(1,072)	—	(1,072)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(1,341)	—	—	1,341	—	—	—
Balance, September 30, 2009	130,373,208	$—	$1,304	$304,190	$932,882	$805	$(62,946)	$1,176,235	$3,604	$1,179,839

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$67,641	$101,254
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	181,147	144,995
Depreciation and amortization	46,959	48,834
Proceeds from sales of education loans held for sale	708	243,021
Principal collected on education loans held for sale	23	1,658
Originations of education loans held for sale	(221)	(95,209)
Net increase (decrease) in other assets and accrued expenses and other liabilities	19,654	(11,300)
Gains on sales of assets, net	(22,305)	(7,899)
Other, net	9,908	8,365
Total adjustments	235,873	332,465
Net cash provided by operating activities	303,514	433,719

Cash flows from investing activities:
Principal collected on loans and leases	2,369,532	2,351,376
Originations and purchases of loans	(2,494,580)	(2,665,692)
Purchases of equipment for lease financing	(562,834)	(593,760)
Purchase of leasing and equipment finance portfolios	(329,432)	—
Proceeds from sales of securities available for sale	1,097,711	1,263,313
Proceeds from maturities of and principal collected on securities available for sale	274,455	181,591
Purchases of securities available for sale	(1,312,101)	(1,482,203)
Purchases of Federal Home Loan Bank stock	—	(102,336)
Proceeds from redemptions of Federal Home Loan Bank stock	—	84,570
Proceeds from sales of real estate owned	34,534	29,826
Purchases of premises and equipment	(31,510)	(33,566)
Proceeds from sales of premises and equipment	1,271	1,336
Net cash paid for Fidelity National Capital, Inc.	(57,728)	—
Other, net	19,707	14,256
Net cash used by investing activities	(990,975)	(951,289)

Cash flows from financing activities:
Net increase in deposits	1,382,659	273,688
Net (decrease)/increase in short-term borrowings	(205,464)	47,163
Proceeds from long-term borrowings	18,202	234,285
Payments on long-term borrowings	(132,584)	(18,161)
Non-controlling interest capital contribution	3,811	—
Redemption of preferred stock	(361,172)	—
Dividends paid on common stock	(44,440)	(94,767)
Dividends paid on preferred stock	(7,925)	—
Stock compensation tax (expense) benefit	(1,072)	5,534
Treasury shares sold to TCF employee benefit plans	15,149	5,378
Other, net	7,580	3,963
Net cash provided by financing activities	674,744	457,083
Net decrease in cash and due from banks	(12,717)	(60,487)
Cash and due from banks at beginning of period	342,380	358,188
Cash and due from banks at end of period	$329,663	$297,701

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$255,513	$281,914
Income taxes	$9,536	$38,264
Transfer of loans and leases to other assets	$113,957	$68,784

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made.  Actual results could differ from those estimates.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.  Management has evaluated subsequent events for disclosure or recognition up to the time of filing these financial statements with the Securities and Exchange Commission on October 28, 2009.

(2)                     Investments

The carrying values of investments consist of the following.

	At	At
	September 30,	December 31,
(In thousands)	2009	2008
Federal Home Loan Bank stock, at cost:
Des Moines	$120,262	$120,263
Chicago	4,618	4,617
Subtotal	124,880	124,880
Federal Reserve Bank stock, at cost	22,798	22,706
Other	7,949	8,139
Total investments	$155,627	$155,725

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

(3)                     Securities Available for Sale

Securities available for sale consist of the following.

	At September 30, 2009				At December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government sponsored entities:
Mortgage-backed securities	$1,419,265	$35,720	$(152)	$1,454,833	$1,928,245	$37,310	$—	$1,965,555
Debentures	600,096	4,780	—	604,876	—	—	—	—
Other securities	518	—	—	518	549	—	—	549
Total	$2,019,879	$40,500	$(152)	$2,060,227	$1,928,794	$37,310	$—	$1,966,104
Weighted-average yield	4.02%				5.17%

At September 30, 2009 and December 31, 2008, TCF had $1.8 billion of mortgage-backed securities and debentures pledged as collateral to secure certain borrowings and deposits.

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value.  Accordingly, TCF has concluded that no other-than-temporary impairment has occurred at September 30, 2009.

	At September 30, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government sponsored entities:
Mortgage-backed securities	$28,699	$(152)	$—	$—	$28,699	$(152)
Debentures	—	—	—	—	—	—
Total	$28,699	$(152)	$—	$—	$28,699	$(152)

At December 31, 2008, TCF had no securities in an unrealized loss position within the available for sale portfolio.

(4)                     Loans and Leases

The following table sets forth information about loans and leases, excluding education loans held for sale.

	At	At
	September 30,	December 31,	Percentage
(Dollars in thousands)	2009	2008	Change
Consumer real estate and other:
Real estate:
First mortgage liens	$4,949,607	$4,881,662	1.4%
Junior liens	2,328,250	2,420,116	(3.8)
Total consumer real estate	7,277,857	7,301,778	(0.3)
Other	57,204	61,805	(7.4)
Total consumer real estate and other	7,335,061	7,363,583	(0.4)
Commercial:
Commercial real estate:
Permanent	2,976,463	2,693,085	10.5
Construction and development	264,383	291,071	(9.2)
Total commercial real estate	3,240,846	2,984,156	8.6
Commercial business	466,991	506,887	(7.9)
Total commercial	3,707,837	3,491,043	6.2
Leasing and equipment finance (1):
Equipment finance loans (2)	864,425	789,869	9.4
Lease financings:
Direct financing leases (2)	2,282,544	1,813,254	25.9
Sales-type leases	27,216	22,095	23.2
Lease residuals	103,398	52,906	95.4
Unearned income	(216,024)	(192,042)	(12.5)
Total lease financings	2,197,134	1,696,213	29.5
Total leasing and equipment finance	3,061,559	2,486,082	23.1
Inventory finance	224,807	4,425	N.M.
Total loans and leases	$14,329,264	$13,345,133	7.4

(1)     Operating leases of $107.4 million at September 30, 2009 and $58.8 million at December 31, 2008 are included in other assets in the Consolidated Statements of Financial Condition.

(2)     Included in these amounts at September 30, 2009 is a total of $13 million of non-accretable credit valuation reserves, which were recorded as a result of portfolio purchases.

N.M. Not Meaningful.

(5)                     Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At September 30, 2009		At December 31, 2008
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2009	$—	—%	$117,000	5.26%
	2010	100,000	6.02	100,000	6.02
	2011	300,000	4.64	300,000	4.64
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Sub-total		3,950,000	4.43	4,067,000	4.45
Subordinated bank notes	2014	71,020	1.93	74,917	5.27
	2015	49,923	5.37	49,790	5.37
	2016	74,505	5.63	74,457	5.63
Sub-total		195,448	4.22	199,164	5.43
Junior subordinated notes (trust preferred)	2068	110,441	11.20	110,440	11.20
Discounted lease rentals	2009	29,071	5.43	25,104	6.38
	2010	100,556	5.48	17,077	6.29
	2011	66,845	5.62	8,976	6.34
	2012	41,508	5.70	4,059	6.47
	2013	24,128	5.77	1,118	6.94
	2014	6,232	5.86	9	7.73
	2015	496	5.89	—	—
	2016	230	5.91	—	—
Sub-total		269,066	5.58	56,343	6.36
Other borrowings	2009	—	—	966	5.00
Total long-term borrowings		$4,524,955	4.65	$4,433,913	4.69

Included in FHLB advances and repurchase agreements at September 30, 2009 are $600 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity.  In addition, TCF has $1.7 billion of FHLB advances and $700 million of repurchase agreements which contain one-time call provisions for various years from 2009 through 2011.

The probability that the advances and repurchase agreements will be called by the counterparties depends primarily on the level of related interest rates at the call date. If FHLB advances are called, replacement funding will be available from the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at September 30, 2009 were as follows.

(Dollars in thousands)
		Weighted-	Stated	Weighted-
Year	Next Call	Average Rate	Maturity	Average Rate

2009	$1,100,000	4.50%	$—	—%
2010	1,450,000	4.56	100,000	6.02
2011	400,000	3.84	200,000	4.85
2015	—	—	500,000	4.15
2016	—	—	600,000	4.42
2017	—	—	1,250,000	4.60
2018	—	—	300,000	3.51
Total	$2,950,000	4.44	$2,950,000	4.44

(6)                      Equity

Treasury stock and other consists of the following.

	At	At
	September 30,	December 31,
(In thousands)	2009	2008
Treasury stock, at cost	$(42,047)	$(88,404)
Shares held in trust for deferred compensation plans, at cost	(20,899)	(22,240)
Total	$(62,946)	$(110,644)

At September 30, 2009, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors.

On April 22, 2009, TCF redeemed all of the 361,172 outstanding shares of its Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, $.01 Par Value.  Upon redemption, the difference of $12 million between the preferred stock redemption amount and the recorded amount was charged to retained earnings as a non-cash deemed preferred stock dividend.  This non-cash deemed preferred stock dividend had no impact on total stockholders equity, but reduced earnings per diluted common share by 10 cents year-to-date.  The warrant issued to the U.S. Treasury under the Capital Purchase Program has not been repurchased and TCF has requested the U.S. Treasury to liquidate it, as required by law.

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

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Tier 1 leverage capital
TCF	$1,142,351	6.57%	$521,357	3.00%	N.A.	N.A.
TCF National Bank	1,051,337	6.11	515,861	3.00	$859,768	5.00%

Tier 1 risk-based capital
TCF	1,142,351	8.57	532,976	4.00	799,464	6.00
TCF National Bank	1,051,337	7.94	529,503	4.00	794,255	6.00

Total risk-based capital
TCF	1,491,365	11.19	1,065,952	8.00	1,332,440	10.00
TCF National Bank	1,399,271	10.57	1,059,006	8.00	1,323,758	10.00
As of December 31, 2008:
Tier 1 leverage capital
TCF	$1,461,973	8.97%	$488,950	3.00%	N.A.	N.A.
TCF National Bank	1,364,053	8.41	486,552	3.00	$810,920	5.00%

Tier 1 risk-based capital
TCF	1,461,973	11.79	496,059	4.00	744,088	6.00
TCF National Bank	1,364,053	11.06	493,388	4.00	740,082	6.00

Total risk-based capital
TCF	1,817,225	14.65	992,117	8.00	1,240,147	10.00
TCF National Bank	1,718,476	13.93	986,776	8.00	1,233,470	10.00

N.A. Not Applicable.

The minimum and well capitalized capital requirements are determined by the Federal Reserve Board for TCF and by the Office of the Comptroller of the Currency (“OCC”) for TCF National Bank and TCF National Bank Arizona pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.  At

September 30, 2009, TCF, TCF National Bank and TCF National Bank Arizona exceeded their stated regulatory capital requirements and are considered “well-capitalized”.  On October 15, 2009, TCF received approval from the OCC to merge TCF National Bank Arizona into TCF National Bank effective as of October 31, 2009.

(7)                      Joint Venture

In the third quarter of 2009, TCF formed a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro and Exmark brands with reliable, cost-effective sources of financing. TCF and Toro will maintain a 55% and 45% ownership interest, respectively, in Red Iron.  As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements.  Toro’s interest is reported as a non-controlling interest within equity and qualifies as tier 1 regulatory capital.  In October of 2009, Red Iron purchased $72.7 million of inventory finance loans from Toro.

(8)                      Fair Value Measurement

Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date.

The table below presents the balances of assets measured at fair value on a recurring basis.

	Readily Available	Observable	Company Determined	Total at
(In thousands)	Market Prices (1)	Market Prices (2)	Market Prices (3)	Fair Value
At September 30, 2009:
Securities available for sale:
U.S. Government sponsored entities:
Mortgage-backed securities	$—	$1,454,833	$—	$1,454,833
Debentures	—	604,876	—	604,876
Other securities	—	—	518	518
Assets held in trust for deferred compensation plans (4)	6,961	—	—	6,961
Total assets	$6,961	$2,059,709	$518	$2,067,188
At December 31, 2008:
Securities available for sale:
U.S. Government sponsored entities:
Mortgage-backed securities	$—	$1,965,555	$—	$1,965,555
Other securities	—	—	549	549
Assets held in trust for deferred compensation plans (4)	5,516	—	—	5,516
Total assets	$5,516	$1,965,555	$549	$1,971,620

(1)          Considered Level 1 under FASC 820, Fair Value Measurements and Disclosures.

(2)          Considered Level 2 under FASC 820, Fair Value Measurements and Disclosures.

(3)          Considered Level 3 under FASC 820, Fair Value Measurements and Disclosures and is based on valuation models that use assumptions observable in an active market.

(4)          An equal and corresponding liability is recorded in other liabilities for TCF’s obligation to the participants in these plans.

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the three months ended September 30, 2009 and 2008 was not significant.

Effective January 1, 2009, TCF adopted Financial Accounting Standards Codification (FASC) 820-10-65, Transition and Open Effective Date Information, which requires TCF to apply the provisions of FASC 820, Fair Value Measurements and Disclosures, to non-financial assets and liabilities measured on a non-recurring basis.

The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Long-lived assets held for sale Long-lived assets held for sale include real estate owned and repossessed and returned equipment. The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned equipment is based on available pricing guides, auction results or third-party price opinions, less estimated selling costs.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment.  Long-lived assets held for sale were written down $9.1 million, which is included in other non-interest expense, during the nine months ended September 30, 2009.

The table below presents the balances of assets measured at fair value on a non-recurring basis at September 30, 2009.

			Company
	Readily Available	Observable	Determined Market	Total at Fair
(In thousands)	Market Prices (1)	Market Prices (2)	Prices (3)	Value
Other assets (4):
Real estate owned	$—	$50,627	$3,161	$53,788
Repossessed and returned equipment	—	18,379	284	18,663
Total other assets	$—	$69,006	$3,445	$72,451

(1)	Considered Level 1 under FASC 820, Fair Value Measurements and Disclosures.
(2)	Considered Level 2 under FASC 820, Fair Value Measurements and Disclosures.
(3)	Considered Level 3 under FASC 820, Fair Value Measurements and Disclosures and is based on valuation models that use assumptions that are not observable in an active market.
(4)	Amounts do not include assets held at cost at September 30, 2009.

(9)                      Fair Values of Financial Instruments

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

	At September 30,		At December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	$329,663	$329,663	$342,380	$342,380
Investments	155,627	155,627	155,725	155,725
Education loans held for sale	—	—	757	757
Securities available for sale	2,060,227	2,060,227	1,966,104	1,966,104
Loans:
Consumer real estate and other	7,335,061	7,116,813	7,363,583	7,198,927
Commercial real estate	3,240,846	3,114,405	2,984,156	2,860,293
Commercial business	466,991	442,100	506,887	488,821
Equipment finance loans	864,425	867,018	789,869	790,970
Inventory finance loans	224,807	224,160	4,425	4,425
Allowance for loan losses (1)	(215,732)	—	(172,442)	—
Total financial instrument assets	$14,461,915	$14,310,013	$13,941,444	$13,808,402
Financial instrument liabilities:
Checking, savings and money market deposits	$9,973,350	$9,973,350	$7,647,069	$7,647,069
Certificates of deposit	1,652,661	1,658,150	2,596,283	2,612,874
Short-term borrowings	21,397	21,397	226,861	226,861
Long-term borrowings	4,524,955	4,898,506	4,433,913	4,964,682
Total financial instrument liabilities	$16,172,363	$16,551,403	$14,904,126	$15,451,486
Financial instruments with off-balance-sheet risk: (2)
Commitments to extend credit (3)	$36,286	36,286 $	$38,730	$38,730
Standby letters of credit (4)	(61)	(61)	(105)	(105)
Total financial instruments with off-balance-sheet risk	$36,225	$36,225	$38,625	$38,625

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

Investments The carrying value of investments in FHLB stock and FRB stock approximates fair value.  The fair value of other investments is estimated based on discounting cash flows at current market rates and consideration of credit exposure.

Loans The fair value of loans is estimated based on discounted expected cash flows.  These cash flows include assumptions for prepayment estimates over the loans’ remaining life, current market interest rates compared with the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment.

Deposits The fair value of checking, savings and money market deposits is deemed equal to the amount payable on demand.  The fair value of certificates of deposit is estimated based on discounted cash flows using current offered market rates.  The intangible value of long-term relationships with depositors is not taken into account in the fair values disclosed.

Borrowings The carrying amounts of short-term borrowings approximate their fair values.  The fair values of TCF’s long-term borrowings are estimated based on observable market prices and discounted cash flows using interest rates for borrowings of similar remaining maturities and characteristics.

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

(10)                Stock Compensation

The following table reflects TCF’s restricted stock transactions under the TCF Financial Incentive Stock Program since December 31, 2008.

	Restricted Stock
		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2008	1,887,517	$21.00
Granted	549,150	9.67
Forfeited	(448,500)	26.04
Vested	(248,933)	27.61
Outstanding at September 30, 2009	1,739,234	$14.38

The following table reflects TCF’s stock option transactions under the TCF Financial Incentive Stock Program since December 31, 2008.

	Stock Options
			Weighted-Average
		Weighted-Average	Remaining Contractual
	Shares	Exercise Price	Term In Years
Outstanding at December 31, 2008	2,373,419	$14.44	8.78
Granted	—	—	—
Exercised	(108,800)	14.14	—
Forfeited	(56,000)	14.95	—
Outstanding at September 30, 2009	2,208,619	$14.44	8.51

None of the outstanding stock options at September 30, 2009 were exercisable.  Unrecognized stock compensation for restricted stock and stock options was $17.6 million with a weighted-average remaining amortization period of 1.8 years at September 30, 2009.

The following table summarizes information about stock options outstanding at September 30, 2009.

	Stock Options Outstanding			Stock Options Exercisable
Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
Exercise price range	Shares	Exercise Price	Life in Years	Shares	Exercise Price
$12.85-$15.75	2,208,619	$14.44	8.51	—	$—

(11)                Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and nine months ended September 30, 2009 and 2008.

	Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	729	734	2,188	2,201
Expected return on plan assets	(1,282)	(1,265)	(3,847)	(3,794)
Recognized actuarial loss	316	215	947	644
Settlement expense	883	127	2,648	484
Net periodic benefit cost (income)	$646	$(189)	$1,936	$(465)

	Postretirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Service cost	$2	$3	$5	$9
Interest cost	123	134	371	403
Amortization of transition obligation	1	1	3	3
Recognized actuarial loss	63	78	189	233
Net periodic benefit cost	$189	$216	$568	$648

During the first nine months of 2009 and 2008, TCF made cash contributions of $2.5 million and $5 million, respectively, to the Pension Plan.  During the third quarter and first nine months of 2009, TCF paid $146 thousand and $458 thousand, respectively, for benefits of the Postretirement Plan, compared with $238 thousand and $774 thousand for the same 2008 periods.

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

The following tables set forth certain information for TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
For the Three Months Ended September 30, 2009:
Revenues from external customers:
Interest income	$187,133	$47,625	$4,240	$—	$238,998
Non-interest income	111,690	15,173	1,294	—	128,157
Total	$298,823	$62,798	$5,534	$—	$367,155
Net interest income	$131,072	$26,738	$3,679	$—	$161,489
Provision for credit losses	65,653	9,618	273	—	75,544
Non-interest income	111,690	15,173	36,966	(35,672)	128,157
Non-interest expense	162,627	20,447	42,965	(35,672)	190,367
Income (loss) before income tax expense	14,482	11,846	(2,593)	—	23,735
Income tax expense (benefit)	3,192	4,231	(932)	—	6,491
Income (loss) after income tax expense	11,290	7,615	(1,661)	—	17,244
Income (loss) attributable to non-controlling interest	—	—	(207)	—	(207)
Net income (loss)	$11,290	$7,615	$(1,454)	$—	$17,451

Goodwill	$141,245	$11,354	—	—	$152,599
Total Assets	$16,875,427	$3,269,578	$343,725	$(2,745,721)	$17,743,009

For the Three Months Ended September 30, 2008:
Revenues from external customers:
Interest income	$199,936	$41,059	$—	$—	$240,995
Non-interest income	110,380	13,014	149	—	123,543
Total	$310,316	$54,073	$149	$—	$364,538
Net interest income (expense)	$132,751	$19,574	$(160)	$—	$152,165
Provision for credit losses	47,175	4,930	—	—	52,105
Non-interest income	110,380	13,014	36,196	(36,047)	123,543
Non-interest expense	156,634	15,532	41,469	(36,047)	177,588
Income (loss) before income tax expense	39,322	12,126	(5,433)	—	46,015
Income tax expense (benefit)	13,323	4,336	(1,770)	—	15,889
Income (loss) after income tax expense	25,999	7,790	(3,663)	—	30,126
Income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss)	$25,999	$7,790	$(3,663)	$—	$30,126

Goodwill	$141,245	$11,354	—	—	$152,599
Total Assets	$15,963,529	$2,499,292	$130,217	$(2,082,443)	$16,510,595

		Leasing and		Eliminations
		Equipment		and
(In thousands)	Banking	Finance	Other	Reclassifications	Consolidated
For the Nine Months Ended September 30, 2009:
Revenues from external customers:
Interest income	$565,292	$142,063	$7,331	$—	$714,686
Non-interest income	336,006	44,746	1,954	—	382,706
Total	$901,298	$186,809	$9,285	$—	$1,097,392
Net interest income	$379,178	$77,867	$6,320	$—	$463,365
Provision for credit losses	151,542	28,711	894	—	181,147
Non-interest income	336,006	44,746	108,521	(106,567)	382,706
Non-interest expense	487,435	58,638	121,515	(106,567)	561,021
Income (loss) before income tax expense	76,207	35,264	(7,568)	—	103,903
Income tax expense (benefit)	27,030	12,565	(3,126)	—	36,469
Income (loss) after income tax expense	49,177	22,699	(4,442)	—	67,434
Income (loss) attributable to non-controlling interest	—	—	(207)	—	(207)
Net income (loss)	$49,177	$22,699	$(4,235)	$—	$67,641

For the Nine Months Ended September 30, 2008:
Revenues from external customers:
Interest income	$603,456	$123,137	$—	$—	$726,593
Non-interest income	333,711	39,232	518	—	373,461
Total	$937,167	$162,369	$518	$—	$1,100,054
Net interest income (expense)	$388,923	$58,153	$(520)	$—	$446,556
Provision for credit losses	132,589	12,406	—	—	144,995
Non-interest income	333,711	39,232	107,605	(107,087)	373,461
Non-interest expense	460,413	48,961	112,306	(107,087)	514,593
Income (loss) before income tax expense	129,632	36,018	(5,221)	—	160,429
Income tax expense (benefit)	46,327	14,483	(1,635)	—	59,175
Income (loss) after income tax expense	83,305	21,535	(3,586)	—	101,254
Income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss)	$83,305	$21,535	$(3,586)	$—	$101,254

(13)                Earnings Per Common Share

Effective January 1, 2009, TCF adopted FASC 260-10-45-60, Earnings Per Share: Participating Securities and the Two Class Method.  Entities with common stock and participating securities are required to compute earnings per share using the two-class method as described in FASC 260.

TCF’s restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities. Basic and diluted earnings per share presented for the three and nine months ended September 30, 2008 were re-calculated in accordance with these requirements, but did not change from previously reported amounts.

The computation of basic and diluted earnings per common share is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per-share data)	2009	2008	2009	2008
Basic Earnings Per Common Share
Net income	$17,451	$30,126	$67,641	$101,254
Preferred stock dividends	—	—	(6,378)	—
Non-cash deemed preferred stock dividend	—	—	(12,025)	—
Net income available to common stockholders	17,451	30,126	49,238	101,254
Earnings allocated to participating securities	56	177	157	498
Earnings allocated to common stock	$17,395	$29,949	$49,081	$100,756
Weighted-average shares outstanding	127,890,748	125,381,674	127,369,072	125,001,951
Restricted stock	(1,079,289)	(403,261)	(965,882)	(194,526)
Weighted-average common shares outstanding for basic earnings per common share	126,811,459	124,978,413	126,403,190	124,807,425
Basic earnings per share	$0.14	$0.24	$0.39	$0.81

Diluted Earnings Per Common Share
Earnings allocated to common stock	$17,395	$29,949	$49,081	$100,756
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	126,811,459	124,978,413	126,403,190	124,807,425
Net dilutive effect of:
Non-participating restricted stock	18,342	—	—	—
Stock options	3,054	7,310	240	17,879
Warrant	—	—	—	—
Weighted-average common shares outstanding for diluted earnings per common share	126,832,855	124,985,723	126,403,430	124,825,304
Diluted earnings per share	$0.14	$0.24	$0.39	$0.81

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

For the periods ended September 30, 2009 and 2008, 5.1 million and 2.3 million shares were outstanding, respectively, related to non-participating restricted stock, stock options, and the warrant issued to the U.S. Treasury that were not included in the computation of diluted earnings per share because they were anti-dilutive.

(14)                Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income.  The following table summarizes the components of comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net income	$17,451	$30,126	$67,641	$101,254
Other comprehensive income/(losses):
Unrealized gains arising during the period on securities available for sale	23,887	24,123	25,341	787
Recognized pension and postretirement actuarial losses, settlement expense and transition obligation	1,263	421	3,787	1,364
Pension and postretirement measurement date change	—	—	—	293
Reclassification adjustment for securities gains included in net income	—	(498)	(22,306)	(7,899)
Foreign currency translation adjustment	115	—	124	—
Income tax expense	(9,164)	(8,615)	(2,449)	1,955
Total other comprehensive income (loss)	16,101	15,431	4,497	(3,500)
Comprehensive income	$33,552	$45,557	$72,138	$97,754

(15)                Other Expense

Other expense consists of the following.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Card processing and issuance	$4,829	$4,722	$14,603	$14,056
Postage and courier	3,551	3,402	10,394	10,139
Deposit account losses	3,514	3,242	10,191	11,219
Telecommunications	3,161	3,036	8,917	8,998
Credit insurance	3,015	—	4,821	—
Outside processing	2,587	2,599	7,893	7,675
Office supplies	2,218	2,195	6,916	7,065
ATM processing	1,724	1,792	5,076	5,281
Professional fees	1,708	1,644	5,986	5,707
Separation costs	690	4,703	1,285	6,204
Other	11,876	11,693	35,189	32,320
Total other expense	$38,873	$39,028	$111,271	$108,664

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota.  Its principal subsidiaries, TCF National Bank and TCF National Bank Arizona (“TCF Bank”), are headquartered in South Dakota and Arizona, respectively.  TCF has 443 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota.

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

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. TCF’s largest core lending business is its consumer real estate loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties.  Commercial loans are generally made on local properties or to local customers.  The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc. (“TCF Equipment Finance”), a company that delivers equipment finance solutions to businesses in select markets and Winthrop Resources Corporation (“Winthrop Resources”) and Fidelity National Capital, Inc. (“FNCI”), companies that primarily lease technology and data processing equipment.  TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries.  TCF Inventory Finance Inc. (“TCF Inventory Finance”) provides inventory financing to electronics and appliances and lawn and garden retailers in the United States and to a limited extent in Canada.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings represented 56% of TCF’s total revenue for the three months ended September 30, 2009.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations.  Key drivers of non-interest income are the number of deposit accounts and related transaction activity.  Recent legislative proposals would, if enacted, restrict or limit TCF’s ability to impose overdraft fees on retail checking accounts and interchange fees on debit card transactions and could have a significant adverse impact on TCF’s non-interest income.  The Federal Reserve is expected to issue a new regulation in November of 2009 that will regulate the imposition of overdraft fees and which could also have a significant adverse impact on TCF’s non-interest income.

TCF recently announced that it would introduce a new checking account product known as TCF Convenience CheckingSM in the first quarter of 2010 that would carry a monthly account deposit maintenance fee for accounts with a balance below designated levels and charge daily negative balance deposit maintenance fees instead of per item overdraft fees.  The account will also provide for a monthly maintenance fee.  TCF believes this new product includes a number of features that will be attractive to many customers and addresses many of the concerns of the Federal Reserve Board and various Congress communications relative to banking fees.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Non-Interest Income” for additional information.

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is the 10th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended June 30, 2009, as published by Visa.  TCF earns interchange revenue from customer card transactions paid primarily by merchants, not by TCF’s customers.  These products represent 22% of fee revenue for the three months ended September 30, 2009.  Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  Interchange pricing has also been the subject of various pending legislative proposals that may seek to limit such fees.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Expense” for further discussion.

The following portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three and nine months ended September 30, 2009 and 2008 and on information about TCF’s balance sheet, credit quality, liquidity, funding sources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF reported net income of $17.5 million and $67.6 million for the third quarter and first nine months of 2009, respectively, compared with $30.1 million and $101.3 million for the same 2008 periods.  Diluted earnings per common share was 14 cents and 39 cents for the third quarter and first nine months of 2009, respectively, compared with 24 cents and 81 cents for the same 2008 periods.  In the second quarter of 2009, the non-cash deemed dividend on the redemption of preferred stock reduced earnings per common share by 10 cents.

For the third quarter and first nine months of 2009, return on average assets was ..39% and .52%, respectively, compared with .73% and .83% for the same 2008 periods.  Return on average common equity was 6.03% for the third quarter and 7.13% for the first nine months of 2009, excluding the non-cash deemed preferred stock dividend, compared with 11.11% and 12.29% for the same 2008 periods.  The return on average common equity was 5.73% for the first nine months of 2009, including the impact of the non-cash deemed dividend on the redemption of preferred stock in the second quarter of 2009.

Operating Segment Results

See Note 12 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

BANKING, consisting of retail banking, commercial banking, small business banking, consumer lending and treasury services, reported net income of $11.3 million and $49.2 million for the third quarter and first nine months of 2009, respectively, compared with $26 million and $83.3 million for the same 2008 periods.  Banking net interest income for the third quarter and first nine months of 2009 was $131.1 million and $379.2 million, respectively, compared with $132.8 million and $388.9 million for the same 2008 periods.

The banking provision for credit losses was $65.7 million and $151.5 million for the third quarter and first nine months of 2009, respectively, compared with $47.2 million and $132.6 million for the same 2008 periods.  The increase from the third quarter of 2008 was primarily due to increased consumer real estate and commercial net charge-offs and provisions for impaired consumer real estate loans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Provision for Credit Losses” for further discussion.

Banking non-interest income totaled $111.7 million for the third quarter of 2009, up 1.2% from $110.4 million for the same 2008 period primarily due to increases in fees and service charges, partially offset by a decrease in investment and insurance revenue.  Banking non-interest income totaled $336 million for the first nine months of 2009, up .7% from $333.7 million for the same 2008 period primarily due to a $14.2 million increase in gain on securities, partially offset by an $8.3 million gain in 2008 on the redemption of Visa shares and a $9 million decrease in investment and insurance revenues.

Banking non-interest expense for the third quarter and first nine months of 2009 was $162.6 million and $487.4 million, respectively, compared with $156.6 million and $460.4 million for the same 2008 periods primarily due to increased FDIC premiums and assessments, deposit account premium expenses and increased levels of foreclosed real estate activity.

LEASING AND EQUIPMENT FINANCE, an operating segment composed of TCF’s wholly-owned subsidiaries TCF Equipment Finance, Winthrop Resources and FNCI, provides a broad range of lease and equipment finance products. Leasing and equipment finance reported net income of $7.6 million and $22.7 million for the third quarter and first nine months of 2009, respectively, compared with $7.8 million and $21.5 million for the same 2008 periods.  Net interest income for the third quarter and first nine months of 2009 was $26.7 million and $77.9 million, respectively, compared with $19.6 million and $58.2 million for the same 2008 periods.

The provision for credit losses for this operating segment was $9.6 million and $28.7 million for the third quarter and first nine months of 2009, respectively, compared with $4.9 million and $12.4 million for the same 2008 periods primarily due to higher net charge-offs and the resulting portfolio reserve increases in the middle market and small ticket segments.

Leasing and equipment finance non-interest income for the third quarter and first nine months of 2009 totaled $15.2 million and $44.7 million, respectively, up from $13 million and $39.2 million for the same 2008 periods primarily due to an increase in sales-type lease revenue.  Leasing and equipment finance revenues may fluctuate from period to period based on customer driven factors not entirely within the control of TCF.  Leasing and equipment finance non-interest expense totaled $20.4 million and $58.6 million for the third quarter and first nine months of 2009, respectively, compared with $15.5 million and $49 million for the same 2008 periods primarily as a result of increased compensation from expansion and increased expense for repossessed assets.

OTHER, including the holding company, corporate functions and TCF Inventory Finance, reported a net loss of $1.7 million and $4.4 million for the third quarter and first nine months of 2009, respectively, compared with a net loss of $3.7 million and $3.6 million for the same 2008 periods. The decrease in net loss from the third quarter of 2008 was due in part to improved operating results of TCF Inventory Finance.

Consolidated Net Interest Income

Net interest income for the third quarter of 2009 totaled $161.5 million, up from $152.2 million for the third quarter of 2008 and $156.5 million from the second quarter of 2009.  Net interest income for the first nine months of 2009 totaled $463.4 million, up from $446.6 million for the same 2008 period.  The increase in net interest income from the third quarter of 2008 was primarily attributable to a $995 million, or 7.7%, increase in average loans and leases, partially offset by a five basis point decrease in net interest margin.  The increase in net interest income from the second quarter of 2009 was primarily due to a $119.6 million, or .9%, increase in average loans and leases and a 12 basis point increase in net interest margin.  The increase in net interest income from the first nine months of 2008 was primarily due to a $1.1 billion, or 8.4%, increase in average loans and leases, partially offset by a 14 basis point decrease in net interest margin.

Net interest margin for the third quarter of 2009 was 3.92%, down from 3.97% for the third quarter of 2008 and up from 3.80% from the second quarter of 2009.  Net interest margin for the first nine months of 2009 was 3.80%, down from 3.94% for the first nine months of 2008.  The decrease in net interest margin from the third quarter of 2008 was primarily due to declines in yields on interest-earning assets, resulting from lower market interest rates, the effect of higher balances of non-accrual loans and leases and loan modifications and investments in lower yielding debentures, partially offset by declines in rates on average deposits.  The increase in net interest margin from the second quarter of 2009 was primarily due to reductions in rates paid on savings and certificates of deposit, partially offset by the effects of higher balances of non-accrual loans and leases and loan modifications and lower average yields on the leasing and equipment finance portfolio.

Achieving net interest income growth over time is primarily dependent on TCF’s ability to generate higher-yielding assets and lower-cost deposits.  While interest rates and consumer preferences continue to change over time, TCF is currently liability sensitive as measured by its interest rate gap (the difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months).  Being liability sensitive generally means that TCF’s net interest income is subject to compression in rising interest rate environments.  However, since TCF is primarily deposit funded, the degree is controlled by TCF partially based on how its competitors price comparable products.  See “Consolidated Financial Condition Analysis — Deposits” and “Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest-rate risk position.

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments and other	$389,583	$1,217	1.24%	$157,612	$1,644	4.16%
U.S. Government sponsored entities:
Mortgage-backed securities	1,432,670	17,185	4.80	2,157,047	28,542	5.29
Debentures	600,098	3,283	2.19	—	—	—
Other securities	489	6	4.91	3,840	35	3.64
Total securities available for sale (3)	2,033,257	20,474	4.03	2,160,887	28,577	5.29
Education loans held for sale	—	—	—	12,516	123	3.91
Loans and leases:
Consumer real estate:
Fixed-rate	5,394,711	86,440	6.36	5,550,124	93,490	6.70
Variable-rate (4)	1,873,913	27,026	5.72	1,758,458	27,375	6.19
Consumer - other	35,016	754	8.55	45,939	963	8.34
Total consumer real estate and other	7,303,640	114,220	6.21	7,354,521	121,828	6.59
Commercial real estate:
Fixed- and adjustable-rate	2,645,261	40,233	6.03	2,181,838	33,598	6.11
Variable-rate (4)	548,425	5,744	4.16	594,992	7,440	4.97
Total commercial real estate	3,193,686	45,977	5.71	2,776,830	41,038	5.88
Commercial business:
Fixed- and adjustable-rate	166,008	2,378	5.68	167,079	2,363	5.63
Variable-rate (4)	311,033	2,879	3.67	377,747	4,363	4.59
Total commercial business	477,041	5,257	4.37	544,826	6,726	4.91
Leasing and equipment finance	2,811,165	47,625	6.78	2,300,429	41,059	7.14
Inventory finance	185,914	4,228	9.10	—	—	—
Total loans and leases (5)	13,971,446	217,307	6.18	12,976,606	210,651	6.47
Total interest-earning assets	16,394,286	238,998	5.80	15,307,621	240,995	6.27
Other assets (6)	1,132,239			1,103,938
Total assets	$17,526,525			$16,411,559
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,380,591			$1,409,855
Small business	591,451			597,894
Commercial and custodial	277,135			253,900
Total non-interest bearing deposits	2,249,177			2,261,649
Interest-bearing deposits:
Checking	1,800,583	1,770.39		1,837,540	2,478.54
Savings	5,071,509	13,663	1.07	2,791,559	10,157	1.45
Money market	723,098	1,638.90		629,905	2,310	1.46
Subtotal	7,595,190	17,071.89		5,259,004	14,945	1.13
Certificates of deposit	1,757,884	10,442	2.36	2,469,327	18,785	3.02
Total interest-bearing deposits	9,353,074	27,513	1.17	7,728,331	33,730	1.74
Total deposits	11,602,251	27,513.94		9,989,980	33,730	1.34
Borrowings:
Short-term borrowings	25,267	14.22		429,861	2,301	2.13
Long-term borrowings	4,306,009	49,982	4.61	4,567,706	52,799	4.60
Total borrowings	4,331,276	49,996	4.58	4,997,567	55,100	4.39
Total interest-bearing liabilities	13,684,350	77,509	2.25	12,725,898	88,830	2.77
Total deposits and borrowings	15,933,527	77,509	1.93	14,987,547	88,830	2.36
Other liabilities	435,215			339,304
Total liabilities	16,368,742			15,326,851
Total TCF Financial Corp. stockholders’ equity	1,157,509			1,084,708
Non-controlling interest in subsidiaries	274			—
Total equity	1,157,783			1,084,708
Total liabilities and equity	$17,526,525			$16,411,559
Net interest income and margin		$161,489	3.92%		$152,165	3.97%

(1)          Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $347,000 and $329,000 was recognized during the three months ended September 30, 2009 and 2008, respectively.

(2)          Annualized.

(3)          Average balances and yields of securities available for sale are based upon the historical amortized cost.

(4)          Certain variable-rate loans have contractual interest rate floors.

(5)          Average balances of loans and leases includes non-accrual loans and leases, and are presented net of unearned income.

(6)          Includes operating leases.

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009			2008
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments and other	$442,428	$3,210.97%		$152,232	$4,713	4.13%
U.S. Government sponsored entities:
Mortgage-backed securities	1,695,377	63,195	4.97	2,146,185	85,299	5.30
Debentures	381,022	6,177	2.16	—	—	—
Other securities	497	20	5.37	15,938	415	3.48
Total securities available for sale (3)	2,076,896	69,392	4.45	2,162,123	85,714	5.29
Education loans held for sale	—	—	—	116,754	5,331	6.10
Loans and leases:
Consumer real estate:
Fixed-rate	5,441,462	263,858	6.48	5,544,173	280,546	6.76
Variable-rate (4)	1,844,578	79,807	5.78	1,688,362	82,071	6.49
Consumer - other	36,921	2,357	8.54	45,481	2,937	8.63
Total consumer real estate and other	7,322,961	346,022	6.32	7,278,016	365,554	6.71
Commercial real estate:
Fixed- and adjustable-rate	2,529,735	114,404	6.05	2,073,784	96,710	6.23
Variable-rate (4)	571,724	17,093	4.00	593,164	23,654	5.33
Total commercial real estate	3,101,459	131,497	5.67	2,666,948	120,364	6.03
Commercial business:
Fixed- and adjustable-rate	171,450	7,392	5.76	167,502	7,551	6.02
Variable-rate (4)	315,230	7,798	3.31	371,846	14,229	5.11
Total commercial business	486,680	15,190	4.17	539,348	21,780	5.39
Leasing and equipment finance	2,751,935	142,063	6.88	2,223,811	123,137	7.38
Inventory finance	111,479	7,312	8.75	—	—	—
Total loans and leases (5)	13,774,514	642,084	6.23	12,708,123	630,835	6.63
Total interest-earning assets	16,293,838	714,686	5.86	15,139,232	726,593	6.41
Other assets (6)	1,144,931			1,167,973
Total assets	$17,438,769			$16,307,205

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,418,244			$1,429,752
Small business	575,558			580,248
Commercial and custodial	255,066			231,184
Total non-interest bearing deposits	2,248,868			2,241,184
Interest-bearing deposits:
Checking	1,780,380	6,407.48		1,855,963	9,998.72
Savings	4,569,882	46,072	1.35	2,800,120	35,599	1.70
Money market	686,830	5,718	1.11	609,629	7,474	1.64
Subtotal	7,037,092	58,197	1.11	5,265,712	53,071	1.35
Certificates of deposit	2,100,342	42,745	2.72	2,480,262	66,341	3.57
Total interest-bearing deposits	9,137,434	100,942	1.48	7,745,974	119,412	2.06
Total deposits	11,386,302	100,942	1.19	9,987,158	119,412	1.60
Borrowings:
Short-term borrowings	32,739	132.54		397,514	7,888	2.65
Long-term borrowings	4,326,634	150,247	4.64	4,467,752	152,737	4.57
Total borrowings	4,359,373	150,379	4.61	4,865,266	160,625	4.41
Total interest-bearing liabilities	13,496,807	251,321	2.49	12,611,240	280,037	2.97
Total deposits and borrowings	15,745,675	251,321	2.13	14,852,424	280,037	2.52
Other liabilities	406,271			356,031
Total liabilities	16,151,946			15,208,455
Total TCF Financial Corp. stockholders’ equity	1,286,731			1,098,750
Non-controlling interest in subsidiaries	92			—
Total equity	1,286,823			1,098,750
Total liabilities and equity	$17,438,769			$16,307,205
Net interest income and margin		$463,365	3.80%		$446,556	3.94%

(1)          Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $1,020,000 and $1,322,000 was recognized during the nine months ended September 30, 2009 and 2008, respectively.

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

Consolidated Provision for Credit Losses

The following table summarizes TCF’s composition of the provision for credit losses and percentage of the total provision expense for the third quarter and first nine months of September 30, 2009 and 2008.

	Three Months Ended
	September 30,				Change
(Dollars in thousands)	2009		2008		$	%
Consumer real estate and other	$54,901	72.7%	$34,728	66.6%	$20,173	58.1%
Commercial	10,751	14.2	12,447	23.9	(1,696)	(13.6)
Leasing and equipment finance	9,618	12.7	4,930	9.5	4,688	95.1
Inventory finance	274.4		—	—	274	N.M.
Total	$75,544	100.0%	$52,105	100.0%	$23,439	45.0%

	Nine Months Ended
	September 30,				Change
	2009		2008		$	%
Consumer real estate and other	$119,383	65.9%	$101,480	69.9%	$17,903	17.6%
Commercial	32,159	17.8	31,109	21.5	1,050	3.4
Leasing and equipment finance	28,711	15.8	12,406	8.6	16,305	131.4
Inventory finance	894.5		—	—	894	N.M.
Total	$181,147	100.0%	$144,995	100.0%	$36,152	24.9%
N.M. Not Meaningful

TCF recorded provision expense of $75.5 million and $181.1 million in the third quarter and first nine months of 2009, compared with $52.1 million and $145 million in the same periods of 2008.  The composition of the provision for credit losses in the third quarter and first nine months of 2009 was driven by increased net charge-offs in the consumer real estate and leasing and equipment finance portfolios.  Higher consumer real estate provisions also include portfolio reserve rate increases due to higher expected charge-offs and higher reserves for impaired loans.

Net loan and lease charge-offs for the third quarter and first nine months of 2009 were $53.3 million, or 1.52% (annualized) of average loans and leases and $137.9 million, or 1.33% (annualized), respectively,  compared with $26.8 million, or .82% (annualized) and $67 million, or .70% (annualized), in the same periods of 2008.

Consumer real estate net charge-offs for the third quarter and first nine months of 2009 were $29.9 million and $75.2 million, respectively, compared with $18.3 million and $41.5 million for the same 2008 periods.  The higher consumer real estate net charge-offs were primarily due to continued weak residential real estate market conditions and high unemployment in TCF’s markets.  Commercial net charge-offs for the third quarter and first nine months of 2009 were $11.3 million and $37.4 million, respectively, compared with $2.8 million and $11.9 million in the same 2008 periods.  The increase in commercial real estate net charge-offs was primarily due to the depressed real estate conditions in Michigan and weak economic conditions.  Leasing and equipment finance net charge-offs for the third quarter and first nine months of 2009 were $9.4 million and $19.6 million, respectively, compared with $2.4 million and $7.6 million in the same 2008 periods.  The increase in leasing and equipment finance net charge-offs from the third quarter of 2008 was primarily due to higher net charge-offs in the middle market and small ticket segments due to the weak economic conditions and two large charge-offs totaling $3.7 million.

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

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $128.1 million and $382.7 million for the third quarter and first nine months of 2009, respectively, compared with $123.5 million and $373.5 million for the same 2008 periods.

Fees and Service Charges

Fees and service charges totaled $77.4 million and $212 million for the third quarter and first nine months of 2009, respectively, compared with $71.8 million and $203.3 million for the same 2008 periods.  The increase from the third quarter of 2008 was primarily due to an increased number of checking accounts and related fee income.

Card Revenues

Card revenues totaled $26.4 million and $78 million for the third quarter and first nine months of 2009, respectively, compared with $26.2 million and $77.8 million for the same 2008 periods.  The flattening of card revenue was primarily due to lower average transaction amounts which is reflective of the current economic conditions, partially offset by the increased number of active cards.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2009	2008	Amount	%
Average active card users	847,873	815,031	32,842	4.0
Average number of transactions per card per month	20.8	20.4	.4	2.0
Sales volume	$1,817,922	$1,843,328	$(25,406)	(1.4)
Average transaction size (in dollars)	$34	$37	$(3)	(8.1)
Average interchange rate	1.36%	1.34%		2	bps

ATM Revenue

For the third quarter and first nine months of 2009, ATM revenue was $7.9 million and $23.4 million, respectively, compared with $8.7 million and $25 million for the same 2008 periods.  The decline in ATM revenue was primarily due to fewer fee generating transactions by TCF customers.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenue totaled $15.2 million and $44.7 million for the third quarter and first nine months of 2009, respectively, compared with $13 million and $39.2 million for the same 2008 periods.  The increase in leasing and equipment finance revenue was primarily due to higher sales-type lease revenue, which varies from period to period based on customer driven events.

Other Income

Other non-interest income was $1.2 million and $2.5 million for the third quarter and first nine months of 2009, respectively, down $2.1 million and $9.5 million from the same 2008 periods.  The decrease from the third quarter of 2008 was primarily due to TCF no longer selling investment and insurance products in the branches, partially offset by servicing fees generated by TCF Inventory Finance.

Gains on Securities

There were no sales of securities during the third quarter of 2009, compared with gains on securities of $498 thousand on sales of $56.6 million of securities during the same period in 2008.  For the first nine months of 2009, gains on securities were $22.1 million on sales of $945.2 million of securities compared with the gains on securities of $7.9 million on sales of $1.2 billion of securities during the first nine months of 2008.  Gains on securities fluctuate from period to period based on market conditions and opportunities in the marketplace.

Consolidated Non-Interest Expense

Non-interest expense totaled $190.3 million for the third quarter of 2009, up $12.7 million, or 7.1%, from $177.6 million for the same 2008 period.  For the first nine months of 2009, non-interest expense totaled $561 million, up $46.4 million, or 9%, from $514.6 million for the same 2008 period.

Compensation and Employee Benefits

Compensation and employee benefits expense increased $5.8 million, or 6.8%, from the third quarter of 2008.  For the first nine months of 2009, compensation and employee benefits increased $9.7 million, or 3.8%, from the first nine months of 2008.  The increases were primarily due to increases in leasing and equipment finance and the inventory finance compensation costs as a result of expansion and growth and increased employee medical plan expenses.

Deposit Account Premiums

Deposit account premium expense totaled $7.5 million and $21.3 million for the third quarter and first nine months of 2009, respectively, compared with $7.3 million and $11.2 million for the same 2008 periods.  The increase in deposit account premium expense from the first nine months of 2008 is primarily due to successful marketing campaigns commencing in June of 2008 which have resulted in increased checking account production.

FDIC Premiums and Assessments

FDIC premiums and assessments expense totaled $5.1 million and $22.2 million for the third quarter and first nine months of 2009, respectively, compared with $426 thousand and $1.3 million for the same 2008 periods.  The increase is primarily due to higher insurance rates, deposit growth and the second quarter 2009 FDIC special assessment of $8.2 million.

Foreclosed Real Estate and Repossessed Assets, Net

Foreclosed real estate and repossessed asset expenses totaled $8 million and $18.5 million for the third quarter and first nine months of 2009, respectively, compared with $4.9 million and $12.4 million for the same 2008 periods primarily due to the increased number of foreclosed consumer real estate properties and  property valuation write-downs.

Other Expense

Other expense totaled $38.9 million and $111.3 million for the third quarter and first nine months of 2009, respectively, compared with $39.0 million and $108.7 million for the same 2008 periods.  The third quarter of 2009 included increased transaction related legal expenses and credit insurance expense on certain consumer real estate loans, while the third quarter of 2008 had a large amount of separation expense.  The $2.6 million increase from the first nine months of 2008 was primarily due to an increase in credit insurance, partially offset by a decrease in separation expense.

TCF is a member of Visa U.S.A. for issuance and processing of its card transactions.  As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, for contingent losses in connection with certain covered litigation (“the Visa indemnification”) disclosed in Visa’s public filings with the Securities and Exchange Commission (SEC) based on its membership proportion.  TCF is not a party to the lawsuits brought against Visa U.S.A. TCF’s membership proportion in Visa U.S.A. is .16234% at September 30, 2009.

As of September 30, 2009, TCF held 308,219 shares of Visa Inc. Class B shares with no recorded value that are generally restricted from sale, other than to other Class B shareholders, and are subject to dilution as a result of TCF’s indemnification obligation.

At September 30, 2009, TCF’s estimated remaining Visa contingent indemnification obligation was $3.1 million.  The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates. TCF’s remaining indemnification obligation for Visa’s covered litigation is a highly judgmental estimate.  TCF must rely on disclosures made by Visa to the public about the covered litigation in making estimates of this contingent indemnification obligation.

Income Taxes

TCF recorded income tax expense of $6.5 million for the third quarter of 2009, or 27.4%, of income before income tax expense, compared with $15.9 million, or 34.5%, for the comparable 2008 period.  For the first nine months of 2009, income tax expense totaled $36.5 million, or 35.1%, of income before income tax expense, compared with $59.2 million, or 36.9%, for the same 2008 period.  The lower effective income tax rate for the third quarter of 2009, as compared with the third quarter of 2008, is primarily due to a $3 million decrease in income tax expense related to favorable developments in uncertain tax positions, partially offset by an increase in the annual effective income tax rate.  Excluding these items, the annual effective income tax rate for the third quarter of 2009 was 38.8%.

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

As discussed under Item 1A. Risk Factors, in TCF’s Annual Report on Form 10-K, TCF uses a REIT and related companies in the management of qualified real estate secured assets.  In the third quarter of 2009, TCF received notice from a state taxing authority challenging use of the REIT and related companies based on a recent court decision unrelated to TCF and unrelated to the laws in place for the years in the notice.  TCF has complied with the state income tax laws, believes it has strong defenses, intends to vigorously defend its position and believes the likelihood of loss is remote.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

At September 30, 2009, the unrealized pre-tax gain on TCF’s securities available for sale portfolio was $40.3 million, compared with an unrealized pre-tax gain of $37.3 million at December 31, 2008.  TCF sold $945.2 million of mortgage-backed securities during the first nine months of 2009, compared with $1.2 billion of mortgage-backed securities in the same 2008 period.  TCF purchased $1.3 billion of securities available for sale during the first nine months of 2009, compared with $1.5 billion for the same 2008 period.  The purchases in the first nine months of 2009 partially replaced the sales of mortgage-backed securities and included $600.1 million of short-term Fannie Mae and Freddie Mac debentures with a one-time issuer call feature with call dates ranging from 1 to 2 years.  TCF’s securities available for sale consist primarily of U.S. Government sponsored enterprise mortgage-backed securities and debentures.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio, excluding education loans held for sale.

	At	At
	September 30,	December 31,	Percentage
(Dollars in thousands)	2009	2008	Change
Consumer real estate and other:
Real estate:
First mortgage liens	$4,949,607	$4,881,662	1.4%
Junior liens	2,328,250	2,420,116	(3.8)
Total consumer real estate	7,277,857	7,301,778	(0.3)
Other	57,204	61,805	(7.4)
Total consumer real estate and other	7,335,061	7,363,583	(0.4)
Commercial:
Commercial real estate:
Permanent	2,976,463	2,693,085	10.5
Construction and development	264,383	291,071	(9.2)
Total commercial real estate	3,240,846	2,984,156	8.6
Commercial business	466,991	506,887	(7.9)
Total commercial	3,707,837	3,491,043	6.2
Leasing and equipment finance (1):
Equipment finance loans (2)	864,425	789,869	9.4
Lease financings:
Direct financing leases (2)	2,282,544	1,813,254	25.9
Sales-type leases	27,216	22,095	23.2
Lease residuals	103,398	52,906	95.4
Unearned income and deferred costs	(216,024)	(192,042)	(12.5)
Total lease financings	2,197,134	1,696,213	29.5
Total leasing and equipment finance	3,061,559	2,486,082	23.1
Inventory finance	224,807	4,425	N.M.
Total loans and leases	$14,329,264	$13,345,133	7.4

(1)          Operating leases of $107.4 million at September 30, 2009 and $58.8 million at December 31, 2008 are included in other assets in the Consolidated Statements of Financial Condition.

(2)          Included in these amounts at September 30, 2009 is a total of $13 million of non-accretable credit valuation reserves, which were recorded as a result of portfolio purchases.

N.M. Not Meaningful.

At September 30, 2009, approximately 25% of TCF’s consumer and commercial loans consisted of variable-rate loans, compared with 27% at December 31, 2008.  Variable-rate consumer loans have interest rates tied to the prime rate, while variable-rate commercial loans have interest rates tied to either the prime rate or LIBOR.  At October 1, 2009, $1.7 billion, or 93%, of variable-rate consumer real estate loans were at their contractual interest rate floor, compared with $1.8 billion, or 98%, at January 1, 2009.  At October 1, 2009, $524 million, or 69%, of variable-rate commercial loans were at their contractual interest rate floor, compared with $305 million, or 33%, at January 1, 2009.  In addition, to the extent these loans have interest rate floors, an increase in interest rates may not result in a change in the interest rate on the variable-rate loans.

Substantially all leasing and equipment finance loans have fixed interest rates, while inventory finance loans have variable interest rates.  Approximately 77% of the consumer real estate portfolio at September 30, 2009 consisted of closed-end loans.  TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal.  Consumer real estate outstanding lines of credit were $2.2 billion at September 30, 2009 and December 31, 2008.

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary markets.  With a focus on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans at September 30, 2009, were secured either by real estate or other business assets.  At September 30, 2009, approximately 93% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary markets.

On September 25, 2009, Winthrop Resources Corporation acquired all of the outstanding shares of Fidelity National Capital, Inc. (“FNCI”), which provided technology financing and leasing solutions, for $20.4 million in cash.  Upon closing, Winthrop Resources Corporation settled approximately $40 million in outstanding borrowings of FNCI for a net cash outlay of $57.7 million.  Included in the acquisition were $200.2 million of direct financing leases, $57.9 million of operating leases and $215.4 million of non-recourse discounted lease rentals.

As the acquisition was completed near the end of the quarter, TCF’s consolidated statements of income for the three and nine months ended September 30, 2009 were not materially impacted by the acquisition.

In the first quarter of 2009, TCF acquired a $277.4 million equipment finance portfolio at a discount which primarily represents credit valuation reserves that are netted against the balance of the portfolio and not contained within the allowance for loan and lease losses.  Additionally, in the third quarter of 2009, TCF acquired a $50 million equipment finance portfolio.

In the third quarter of 2009, TCF formed a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro and Exmark brands with reliable, cost-effective sources of financing. TCF and Toro will maintain a 55% and 45% ownership interest, respectively, in Red Iron.  As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements.  Toro’s interest is reported as a non-controlling interest within equity and qualifies as tier 1 regulatory capital.  In October 2009, Red Iron purchased $72.7 million of inventory finance loans from Toro.

The leasing and equipment finance backlog of approved transactions was $329.4 million at September 30, 2009, up from $328 million at December 31, 2008.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from customer default on a loan or lease.  TCF has a process to identify and manage its credit risk.  The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, utilization of credit insurance on some high loan-to-value consumer real estate loans, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $215.7 million appropriate to cover losses incurred in the loan and lease portfolios as of September 30, 2009.  Acquired loans and leases contain $13 million of credit loss reserves which are netted against the assets’ contractual balances. These reserves are the result of estimated cash flows on the acquisition date being lower than contractual cash flows.  TCF expects to be able to collect the estimated cash flows.  In the future, if TCF is unable to collect the expected cash flows or revises its expectation below the current level, an allowance for credit losses would be established on these portfolios.

No assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, protracted economic weakness, a continued decline in commercial or residential real estate values in TCF’s markets and continued financial stress on consumers would have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

The following table sets forth information detailing the allowance for loan and lease losses and other credit reserves.

	At or For the Three		At or For the Nine
	Months Ended September 30,		Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for loan and lease losses:
Balance at beginning of period	$193,445	$133,637	$172,442	$80,942
Charge-offs	(57,214)	(29,976)	(149,557)	(77,700)
Recoveries	3,957	3,212	11,700	10,741
Net charge-offs	(53,257)	(26,764)	(137,857)	(66,959)
Provision for credit losses	75,544	52,105	181,147	144,995
Balance at end of period	$215,732	$158,978	$215,732	$158,978
Other credit loss reserves:
Reserves netted against portfolio asset balances	12,951	—	12,951	—
Reserves for unfunded commitments	2,871	1,678	2,871	1,678
Total credit loss reserves	$231,554	$160,656	$231,554	$160,656

TCF’s methodologies for determining and allocating the allowance for loan and lease losses focus on ongoing reviews of larger individual loans and leases, historical and expected future net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and non-performing assets, values of underlying loan and lease collateral, the assumed success rate of loan modifications, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, prevailing economic conditions and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis.  The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio.  The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

The allocation of TCF’s allowance for loan and lease losses and other credit reserves is as follows.

	At September 30, 2009			At December 31, 2008
			Allowance/			Allowance/
			Credit Loss			Credit Loss
	Allowance/		Reserves	Allowance/		Reserves
	Credit Loss	Total Loans	As a % of	Credit Loss	Total Loans	As a % of
(Dollars in thousands)	Reserves	and Leases	Balance	Reserves	and Leases	Balance
Consumer real estate	$136,783	$7,277,857	1.88%	$98,436	$7,301,778	1.35%
Consumer other	2,945	57,204	5.15	2,664	61,805	4.31
Total consumer real estate and other	139,728	7,335,061	1.90	101,100	7,363,583	1.37
Commercial real estate	38,335	3,240,846	1.18	39,386	2,984,156	1.32
Commercial business	7,706	466,991	1.65	11,865	506,887	2.34
Total commercial	46,041	3,707,837	1.24	51,251	3,491,043	1.47
Leasing and equipment finance	29,130	3,061,559.95		20,058	2,486,082.81
Inventory finance	833	224,807.37		33	4,425.75
Total allowance	215,732	14,329,264	1.51	172,442	13,345,133	1.29
Reserves netted against portfolio asset balances	12,951	—	N.M.	—	—	N.M.
Reserves for unfunded commitments	2,871	—	N.M.	1,510	—	N.M.
Total credit loss reserves	$231,554	$14,329,264	1.61	$173,952	$13,345,133	1.30

N.M. Not Meaningful.

The increase in the consumer real estate allowance was primarily due to increased actual and estimated charge-offs due to continued weakness in residential real estate market conditions and higher levels of unemployment.  The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts and collateral values as loans migrate to potential problem loans or to non-accrual.  Charge-offs are taken against such specific reserves.  The commercial allowance levels decreased from year-end due to these factors.  The increase in the leasing and equipment finance allowance was primarily due to higher charge-offs and the resulting portfolio reserve rate increases, primarily the result of losses in construction and manufacturing equipment.

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	September 30, 2009		September 30, 2008
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)
Consumer real estate
First mortgage liens	$15,694	1.27%	$8,841.73%
Junior liens	14,201	2.44	9,469	1.56
Total consumer real estate	29,895	1.65	18,310	1.00
Consumer other	2,587	N.M.	3,282	N.M.
Total consumer real estate and other	32,482	1.78	21,592	1.17
Commercial real estate	6,758.85		2,694.39
Commercial business	4,514	3.78	65.05
Total commercial	11,272	1.23	2,759.33
Leasing and equipment finance	9,409	1.34	2,413.42
Inventory finance	94.20		—	—
Total	$53,257	1.52	$26,764.82
(1) Annualized.
N.M. Not Meaningful.

	Nine Months Ended
	September 30, 2009		September 30, 2008
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)
Consumer real estate
First mortgage liens	$37,966	1.03%	$19,855.55%
Junior liens	37,251	2.10	21,647	1.20
Total consumer real estate	75,217	1.38	41,502.77
Consumer other	5,538	N.M.	6,002	N.M.
Total consumer real estate and other	80,755	1.47	47,504.87
Commercial real estate	29,929	1.29	8,896.44
Commercial business	7,440	2.04	2,970.73
Total commercial	37,369	1.39	11,866.49
Leasing and equipment finance	19,639.95		7,589.46
Inventory finance	94.11		—	—
Total	$137,857	1.33	$66,959.70
(1) Annualized.
N.M. Not Meaningful.

Consumer real estate net charge-offs for the third quarter and first nine months of 2009 increased $11.6 million and $33.7 million, respectively, compared with the same 2008 periods.  Commercial real estate net charge-offs for the third quarter and first nine months of 2009 increased $4.1 million and $21 million, respectively, compared with the same 2008 periods.  The increase in consumer real estate and commercial real estate net charge-offs were primarily due to the depressed residential real estate conditions, increased financial stress on consumers and weak economic conditions.  Leasing and equipment finance net charge-offs for the third quarter and first nine months of 2009 increased $7 million and $12.1 million, respectively, compared with the same 2008 periods.  The increases were primarily due to higher charge-offs in the middle market and small ticket segments due to deteriorating economic conditions and two large charge-offs totaling $3.7 million.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Non-performing assets are summarized in the following table.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2009	2008	Change
Non-accrual loans and leases:
Consumer real estate
First mortgage liens	$104,646	$71,078	$33,568
Junior liens	13,964	11,793	2,171
Total consumer real estate	118,610	82,871	35,739
Consumer other	120	65	55
Total consumer real estate and other	118,730	82,936	35,794
Commercial real estate	93,419	54,615	38,804
Commercial business	9,836	14,088	(4,252)
Total commercial	103,255	68,703	34,552
Leasing and equipment finance	46,806	20,879	25,927
Inventory finance	43	—	43
Total non-accrual loans and leases	268,834	172,518	96,316
Other real estate owned:
Residential real estate	73,397	38,632	34,765
Commercial real estate	20,770	23,033	(2,263)
Total other real estate owned	94,167	61,665	32,502
Total non-performing assets	$363,001	$234,183	$128,818
Non-performing assets as a percentage of:
Net loans and leases	2.57%	1.78%	79	bps
Total assets	2.05	1.40	65
Non-performing assets secured by real estate as a percentage of total non-performing assets	84.35	85.04	(69)
Consumer real estate:
Properties owned	298	187	111
Properties subject to redemption	193	151	42
Total consumer real estate properties	491	338	153

The increase in non-accrual loans and leases from December 31, 2008 was primarily due to increases in commercial and consumer real estate non-accrual loans and leases.  Consumer real estate properties owned increased from December 31, 2008 due to the addition of 526 new properties exceeding sales of 415 properties in the first nine months of 2009, as the average amount of time to sell properties has increased from 4.2 months to 4.4 months.  Consumer real estate loans are charged-off to their estimated realizable values upon entering non-accrual status.  Any necessary additional reserves are established for commercial, leasing and equipment finance and inventory finance loans and leases when reported as non-accrual.  Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property.

At the time of acquisition, certain purchased receivables had experienced deterioration in credit quality since origination.  For these receivables, it is probable that TCF will not collect all contractual principal and interest payments.  These receivables were initially recorded at fair value and a non-accretable discount was established for the difference between the contractual cash flows and the expected cash flows determined at the time of acquisition.  These receivables are classified as accruing and interest income continues to be recognized unless expected losses exceed the non-accretable discount.

Repossessed and Returned Equipment

At September 30, 2009 and December 31, 2008, TCF had $20.7 million and $10.9 million, respectively, of repossessed and returned equipment held for sale in its leasing and equipment finance and inventory finance business.  The overall economic environment influences the level of repossessed and returned equipment, the demand for these types of used equipment in the marketplace and the fair value or ultimate sales prices at disposition.  TCF periodically determines the fair value of this equipment and, if lower than its recorded basis, makes adjustments.

Impaired Loans

Impaired loans include non-accrual commercial real estate and commercial business loans, equipment finance loans, inventory finance loans and any restructured consumer real estate loans.  The non-accrual impaired loans are included in the previous disclosures of non-performing assets.  Impaired loans are summarized in the following table.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2009	2008	Change
Non-accrual loans:
Consumer real estate	$14,227	$9,216	$5,011
Commercial real estate	93,419	54,615	38,804
Commercial business	9,836	14,088	(4,252)
Leasing and equipment finance	14,547	5,552	8,995
Inventory finance	43	—	43
Subtotal	132,072	83,471	48,601
Accruing restructured consumer real estate	159,881	27,423	132,458
Total impaired loans	$291,953	$110,894	$181,059

The increase in impaired loans from December 31, 2008 was primarily due to a $132.5 million increase in consumer real estate accruing restructured loans resulting from TCF’s changes in loan modification programs and an increase in commercial real estate non-accrual loans.  There were $155.5 million and $25.3 million of accruing restructured consumer real estate loans less than 90 days past due as of September 30, 2009 and December 31, 2008, respectively.  See “Consolidated Financial Condition Analysis — Loan Modifications” for additional information on accruing restructured loans.  The allowance for loan and lease losses for impaired loans was $34.7 million at September 30, 2009, compared with $24.6 million at December 31, 2008.  The average balance of total impaired loans during the three months ended September 30, 2009 was $244.9 million, compared with $108.9 million during the three months ended December 31, 2008.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding education loans held for sale and non-accrual loans and leases.  Delinquent balances are determined based on the contractual terms of the loan or lease.

	At September 30, 2009		At December 31, 2008
	Loan	Percentage of	Loan	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases
Excluding acquired portfolios (1)(2):
60-89 days	$56,392.41%		$41,851.32%
90 days or more	53,853.40		37,619.28
Total	$110,245.81		$79,470.60
Including acquired portfolios (1):
60-89 days	$64,121.46%		$41,851.32%
90 days or more	57,709.41		37,619.28
Total	$121,830.87		$79,470.60

(1)          Excludes non-accrual loans and leases.

(2)          Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios is not expected to result in losses exceeding the credit reserves netted against the loan balances.

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type, excluding loans held for sale and non-accrual loans and leases.

	At September 30, 2009		At December 31, 2008
	Loan	Percentage of	Loan	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer real estate
First mortgage liens	$78,281	1.62%	$53,482	1.11%
Junior liens	16,880.73		13,940.58
Total consumer real estate	95,161	1.33	67,422.93
Consumer other	250.44		313.51
Total consumer real estate and other	95,411	1.32	67,735.93
Commercial real estate	1,089.03		225.01
Commercial business	12	—	605.12
Total commercial	1,101.03		830.02
Leasing and equipment finance	13,664.53		10,905.44
Inventory finance	69.03		—	—
Subtotal (1)	110,245.81		79,470.60
Delinquencies in acquired portfolios (2)	11,585	2.62	—	—
Total delinquencies	$121,830.87		$79,470.60

(1)          Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios is not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)          At September 30, 2009, includes $599.3 million of equipment finance loans and leases.

The increase in delinquencies is primarily due to continued financial stress on consumers and weak economic conditions.  Prolonged weakness in the overall economy may result in further increases in delinquent and non-accrual loans in future periods.

Loan Modifications

TCF may modify certain loans to retain customers or to maximize collection of loan balances.  TCF has maintained several programs designed to assist consumer real estate customers by extending payment dates or reducing interest rates.  All loan modifications are made on a case by case basis.  However, under these programs, TCF typically reduces interest rates charged for a period of 12 to 15 months.  Loan modification programs for consumer real estate borrowers implemented in the third quarter of 2009 have resulted in a significant increase in restructured loans.  Primarily these loans are classified as restructured loans and generally accrue interest although at lower rates than the original loan.

During the first nine months of 2009, TCF completed $590.7 million of loan modifications of consumer real estate loans to help customers avoid home foreclosure.  The majority of these modifications represent extended payments on which contractual interest is still charged.  A large number of modified loans were delinquent at the time of modification and in most cases these loans were no longer carried as delinquent following the modification.  The status of these loans at September 30, 2009 is based on the modified loan terms.

At September 30, 2009, $159.9 million of loans were accruing and were considered restructured loans, as the borrower was experiencing financial difficulties and concessions were granted that would not otherwise have been considered.

All loans considered to be restructured loans are impaired and an appropriate allowance for losses has been provided.  See “Consolidated Financial Condition Analysis — Impaired Loans” for additional information.

The following table summarizes TCF’s consumer real estate restructured loans that were 60 days or more past due and accruing.  At September 30, 2009 and December 31, 2008, there were no commercial restructured loans that were 60 days or more past due and accruing.

	At	At
	September 30,	December 31,	Change
(Dollars in thousands)	2009	2008	$	%
60-89 days	$2,954	$545	$2,409	N.M.
90 days or more	4,426	2,120	2,306	108.8%
Total	$7,380	$2,665	$4,715	176.9
N.M. Not Meaningful.

Due to the current economic environment including increasing unemployment, TCF expects restructured loans to continue to increase into 2010.

Potential Problem Loans and Leases

In addition to non-performing assets, there were $329.4 million of loans and leases at September 30, 2009, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, an increase of $144 million from December 31, 2008.  The increase in potential problem loans and leases is primarily due to an increase in commercial real estate loans that were downgraded due to the effect of overall deteriorating economic conditions.  Potential problem loans and leases are primarily classified for regulatory purposes as substandard or doubtful and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing.  The current level of security is subject to the lien position and current collateral values.  Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows.

	At	At
	September 30,	December 31,
(In thousands)	2009	2008
Commercial real estate	$222,437	$137,332
Commercial business	71,809	27,127
Leasing and equipment finance	35,185	20,994
Total	$329,431	$185,453

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.   Deposits totaled $11.6 billion at September 30, 2009, an increase of $1.4 billion, or 13.5%, from December 31, 2008.  The increase was primarily due to strong growth in savings due to several initiatives involving products, pricing and marketing efforts, partially offset by declines in certificates of deposits resulting from reduced interest rates.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was .90% at September 30, 2009, compared with 1.61% at December 31, 2008. The decrease in the weighted-average rate for deposits was due to pricing decisions made by management as a result of declining interest rates during the first nine months of 2009.

Borrowings and Liquidity

Borrowings totaled $4.5 billion at September 30, 2009, down $114.4 million from December 31, 2008.  The decrease was partially offset by the addition of $215.4 million of discounted lease rentals related to the acquisition of FNCI.  The weighted-average rate on borrowings was 4.59% at September 30, 2009, compared with 4.48% at December 31, 2008.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources.  At September 30, 2009, TCF had $2.1 billion in unused, secured borrowing capacity at the FHLB of Des Moines and $1.2 billion of active, unsecured federal funds purchased lines which are not contractually committed.

Also at September 30, 2009, TCF had $818 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.  In October of 2009, TCF’s unused secured borrowing capacity at the Federal Reserve Discount Window decreased to $635 million due to a Federal Reserve methodology change.

See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At September 30, 2009, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Total borrowings (1)	$4,546,352	$129,136	$521,831	$109,613	$3,785,772
Annual rental commitments under non-cancelable operating leases	237,830	27,331	48,317	42,119	120,063
Campus marketing agreements	46,317	4,287	5,457	5,137	31,436
Visa indemnification obligation (2)	3,052	—	3,052	—	—
	$4,833,551	$160,754	$578,657	$156,869	$3,937,271

(In thousands)	Amount of Commitment — Expiration by Period
		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	Years
Commitments to lend:
Consumer home equity and other	$1,630,788	$11,570	$133,223	$149,324	$1,336,671
Commercial	280,469	191,867	74,236	8,189	6,177
Leasing and equipment finance	113,411	113,411	—	—	—
Total commitments to lend	2,024,668	316,848	207,459	157,513	1,342,848
Standby letters of credit and guarantees on industrial revenue bonds	53,219	42,921	10,283	15	—
	$2,077,887	$359,769	$217,742	$157,528	$1,342,848

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

Equity

Equity at September 30, 2009 was $1.2 billion, or 6.65% of total assets, compared with $1.5 billion, or 8.92% of total assets at December 31, 2008.  Tangible common equity at September 30, 2009 was $1 billion, or 5.81% of total tangible assets, compared with $993 million, or 5.98% at December 31, 2008.

On April 22, 2009, TCF redeemed all of the 361,172 outstanding shares of its Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, $.01 Par Value.  Upon redemption, the difference of $12 million between the preferred stock redemption amount and the recorded amount was charged to retained earnings as a non-cash deemed preferred stock dividend.  This non-cash deemed preferred stock dividend had no impact on total stockholders’ equity, but reduced year-to-date earnings per diluted common share by 10 cents year-to-date.  The warrant issued to the U.S. Treasury under the Capital Purchase Program has not been repurchased and TCF has requested the U.S. Treasury to liquidate it, as required by law.

On October 19, 2009, TCF declared a regular quarterly dividend of five cents per common share, payable on November 30, 2009 to stockholders of record at the close of business on October 30, 2009.

Recent Accounting Developments

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, which removes the concept of a qualifying special-purpose entity from GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This Statement is effective for interim and annual reporting periods beginning after November 15, 2009. Management is currently evaluating the impact of this Statement on TCF’s loan participations but does not expect it to be significant.  TCF has not used any special purpose entities to derecognize financial assets.

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

Forward-Looking Information

This quarterly report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, TCF’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. TCF’s future results may differ materially from historical performance and forward-looking statements about TCF’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include, but are not limited to the following:

Adverse Economic or Business Conditions, Credit Risks.  Continued or deepening deterioration in general economic and banking industry conditions, or continued increases in unemployment in TCF’s primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, or an inability to increase the number of deposit accounts; adverse changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including continuing declines in commercial or residential real estate values or changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements.

Earnings/capital constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to deteriorating conditions in the banking industry and the economic impact on banks of the Emergency Economic Stabilization Act, as amended (“EESA”); the impact of financial regulatory reform proposals, including possible additional capital requirements; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations.

Legislative and Regulatory Requirements.  Consumer protection and supervisory requirements which could include the creation of a new consumer protection agency and limits on Federal preemption for state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the EESA,  or other legislative or regulatory developments such as mortgage foreclosure moratorium laws; reduction of interchange revenue from debit card transactions; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions);  adverse regulatory examinations and resulting enforcement actions, including those provided for under the Bank Secrecy Act; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Litigation Risks.  Results of litigation, including class action litigation concerning TCF’s lending or deposit activities or fees or charges, or employment practices, and possible increases in indemnification obligations for certain litigation against Visa U.S.A. (“covered litigation”) and potential reductions in card revenues resulting from covered litigation or other litigation against Visa.

Competitive Conditions; Counterparty Risk.  Reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches.

Accounting, Audit, Tax and Insurance Matters.  Changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments, including adoption of state legislation that would increase state taxes; adverse state or Federal tax assessments or findings in tax audits; lack of or inadequate insurance coverage for claims against TCF.

Technological and Operational Matters.  Technological, computer related or operational difficulties or loss or theft of information and the possibility that deposit account losses (fraudulent checks, etc.) may increase.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At September 30, 2009, net interest income is estimated to decrease by 2.4% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a negative $726.9 million, or 4.1% of total assets, at September 30, 2009, compared with a negative $631 million, or 3.8% of total assets, at December 31, 2008. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 25 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.2 billion of fixed-rate mortgage-backed securities and consumer real estate loans at September 30, 2009, by approximately $61 million, or 9%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future if replacement assets are not purchased. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities and consumer real estate loans at September 30, 2009, by approximately $134 million, or 19.7%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may also adversely impact net interest income or net interest margin in the future.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2009.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At	At	At	At	At
(Dollars in thousands,	September 30,	June 30,	March 31,	December 31,	September 30,
except per-share data)	2009	2009	2009	2008	2008
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$14,329,264	$13,962,656	$13,795,617	$13,345,133	$13,101,668

Securities available for sale	2,060,227	2,087,406	2,098,628	1,966,104	2,102,756
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	17,743,009	17,475,721	18,082,341	16,740,357	16,510,595

Deposits	11,626,011	11,619,053	11,647,203	10,243,352	9,850,237
Short-term borrowings	21,397	25,829	26,299	226,861	603,233
Long-term borrowings	4,524,955	4,307,098	4,311,568	4,433,913	4,630,776
Total equity	1,179,839	1,142,535	1,499,956	1,493,776	1,111,029

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
SELECTED OPERATIONS DATA:
Net interest income	$161,489	$156,463	$145,413	$147,117	$152,165
Provision for credit losses	75,544	61,891	43,712	47,050	52,105
Net interest income after provision for credit losses	85,945	94,572	101,701	100,067	100,060
Non-interest income:
Fees and other revenue	128,057	129,814	102,731	116,807	123,045
Gains on securities	—	10,556	11,548	8,167	498
Total non-interest income	128,057	140,370	114,279	124,974	123,543
Non-interest expense	190,267	196,546	174,208	179,810	177,588
Income before income tax expense	23,735	38,396	41,772	45,231	46,015
Income tax expense	6,491	14,853	15,125	17,527	15,889
Income after income tax expense	17,244	23,543	26,647	27,704	30,126
Income (loss) attributable to non-controlling interest	(207)	—	—	—	—
Net income	17,451	23,543	26,647	27,704	30,126
Preferred stock dividends	—	13,218	5,185	2,540	—
Net income available to common stockholders	$17,451	$10,325	$21,462	$25,164	$30,126
Per common share:
Basic earnings	$.14	$.08	$.17	$.20	$.24
Diluted earnings	$.14	$.08	$.17	$.20	$.24
Dividends declared	$.05	$.05	$.25	$.25	$.25

FINANCIAL RATIOS:
Return on average assets (1)	.39%	.53%	.62%	.68%	.73%
Return on average common equity (1)	6.03	3.61	7.58	9.00	11.11
Net interest margin (1)	3.92	3.80	3.66	3.84	3.97
Net charge-offs as a percentage of average loans and leases (1)	1.52	1.43	1.04	1.02	.82
Average total equity to average assets	6.61	6.94	8.64	7.93	6.61
(1) Annualized.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations.  TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collection activities.  TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve Board and the Comptroller of the Currency.  Such regulatory enforcement matters include, but not by way of limitation, enforcement of the Bank Secrecy Act and anti-money laundering regulatory compliance requirements.  From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages.  Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions brought against it from time to time.  Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty.

Item 1A. Risk Factors

Economic Conditions and Declines in Housing Prices and Real Estate Values

The United States, including TCF’s primary banking markets, has experienced weakened economic conditions and declines in housing prices and real estate values in general.  As discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TCF’s Annual Report on Form 10-K dated December 31, 2008 and in Part I, Item 2 of this Form 10-Q for the quarterly period ended September 30, 2009, TCF’s loan portfolio contains significant amounts of loans secured by residential and commercial real estate.  TCF has experienced increases in non-performing assets, net charge-offs, restructured loans and provisions for credit losses as a result of continuing deterioration of the housing markets, increasing financial stress on consumers and weakened economic conditions.  TCF expects continued economic weakness into 2010.  This environment could lead to increased levels of non-performing assets, net charge-offs, restructured loans and provision for credit losses compared to previous periods.

Payment of Dividends

TCF’s future determination to pay dividends are at the discretion of our Board of Directors, subject to applicable regulatory restrictions and Delaware law, and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

As a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.  As of September 30, 2009, we were considered “well-capitalized” under the capital standards that our banking regulators use to assess the capital adequacy of bank holding companies.  The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e. perpetual preferred stock and trust preferred debt) on our financial condition.  The guidelines also require that we review our net income for the current and past four quarters, and the level of dividends on common stock and other Tier 1 capital instruments for those periods, as well as our projected rate of earnings retention.

The principal source of TCF Financial Corporation’s (parent company only) cash is dividends from its bank subsidiary, TCF National Bank.  TCF National Bank’s dividends are governed by the Office of the Comptroller of the Currency. TCF National Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years, without prior approval of the Office of the Comptroller of the Currency.    TCF National Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities.  TCF National Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods.

Based on the economic conditions discussed above and the potential impact on TCF’s net income, the level at which TCF will be able to pay dividends in future periods under applicable regulatory guidelines is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2009.

	Total number		Total shares purchased	Number of shares that
	of shares	Average price	as a part of publicly	may yet be purchased
Period	purchased	paid per share	announced plan	under the plan
July 1 to July 31, 2009
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	5,741	$13.42	N.A.	N.A.

August 1 to August 31, 2009
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	4,952	$13.10	N.A.	N.A.

September 1 to September 30, 2009
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.

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

Dated: October 28, 2009

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(e)-6*

Amended and Restated Agreement between Mr. William A. Cooper and TCF Financial Corporation effective as of July 31, 2009 [incorporated by reference to Exhibit 10(e)-6 to TCF Financial Corporation Current Report on Form 8-K filed August 4, 2009].

12(a)#	Computation of Ratios of Earnings to Fixed Charges for periods ended September 30, 2009, December 31, 2008, 2007, 2006 and 2005.

12(b)#	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for periods ended September 30, 2009, December 31, 2008, 2007, 2006 and 2005.

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

* Executive Contract

# Filed herein