Form 10-K
period 2009-12-31
TCF FINANCIAL CORP
filed 2010-02-16
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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
Wayzata, Minnesota 55391-1693
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: 952-745-2760
Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $.01 per share)	New York Stock Exchange
Warrants	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☐	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $1,489,988,868.

As of January 29, 2010, there were 129,310,146 shares outstanding of the registrant’s common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant’s definitive Proxy Statement dated March 10, 2010 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (“TCF” or the “Company”), a Delaware Corporation incorporated on April 28, 1987, is a financial holding company based in Wayzata, Minnesota. Its principal subsidiary is TCF National Bank (“TCF Bank”), which is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets). TCF’s focus is on the delivery of retail and commercial banking products in markets served by TCF Bank, and commercial equipment loans and leases and inventory finance loans throughout the United States and Canada.

At December 31, 2009, TCF had total assets of $17.9 billion and was the 34th largest publicly traded bank holding company in the United States based on total assets as of September 30, 2009. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. References herein to the “Holding Company” or “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis.

TCF’s core businesses include Retail Banking, Wholesale Banking and Treasury Services. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance and inventory finance. Treasury Services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Operating Segment Results” and Note 23 of Notes to Consolidated Financial Statements for information regarding TCF’s reportable operating segments.

Retail Banking

At December 31, 2009, TCF had 443 retail banking branches, consisting of 197 traditional branches, 233 supermarket branches and 13 campus branches. TCF operates 202 branches in Illinois, 110 in Minnesota, 56 in Michigan, 36 in Colorado, 26 in Wisconsin, seven in Arizona, five in Indiana and one in South Dakota.

Campus banking represents an important part of TCF’s Retail Banking business. TCF has alliances with the University of Minnesota, the University of Michigan, the University of Illinois and six other colleges. These alliances include exclusive marketing, naming rights and other agreements. Branches have been opened on many of these college campuses. TCF provides multi-purpose campus cards for many of these colleges. These cards serve as a school identification card, ATM card, library card, security card, health care card, phone card and stored value card for vending machines or similar uses. TCF is ranked 5th largest in number of campus card banking relationships in the U.S. At December 31, 2009, there were $251.3 million in campus deposits. TCF has a 25-year naming rights agreement with the University of Minnesota to sponsor its new football stadium called “TCF Bank Stadium®” which opened in September, 2009.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of changing customer behavior. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Key drivers of non-interest income are the number of deposit accounts and related transaction activity. Regulations issued in November of 2009 will restrict the imposition of overdraft fees and could have a significant adverse impact on TCF’s non-interest income.

In response to these new regulations, TCF is implementing several changes to its checking products including charging certain customers a monthly maintenance fee if they fail to meet certain account requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement and Analysis – Non-Interest Income” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” for additional information.

Lending Activities

General  TCF’s lending activities reflect its community banking philosophy, emphasizing secured loans to individuals and businesses in its primary market areas. TCF is also engaged in leasing and equipment finance and in 2008 began conducting inventory finance activities. These activities are conducted throughout the United States and in Canada. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Loans and Leases” and Note 5 of Notes to Consolidated Financial Statements for additional information regarding TCF’s loan and lease portfolios.

Retail Lending  TCF makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation, financing of home improvements, automobiles, vacations and education.

TCF’s retail lending origination activity primarily consists of consumer real estate secured lending. It also includes originating loans secured by personal property and, to a limited extent, unsecured personal loans. Consumer loans may be made on a revolving line of credit or fixed-term basis. TCF does not have any subprime lending programs nor has it originated 2/28 adjustable-rate mortgages (ARM) or option ARM loans.

Commercial Real Estate Lending  Commercial real estate loans are loans originated by TCF that are secured by commercial real estate which includes, retail centers, office buildings, multi-family housing and to a lesser extent, commercial real estate construction loans, mainly to borrowers based in its primary markets.

Commercial Business Lending  Commercial business loans are loans originated by TCF that are generally secured by various types of business assets including inventory, receivables, equipment and financial instruments. In very limited cases, loans may be originated on an unsecured basis. Commercial business loans are used for a variety of purposes including working capital and financing the purchase of equipment.

TCF concentrates on originating commercial business loans to middle-market companies with borrowing requirements of less than $25 million. Substantially all of TCF’s commercial business loans outstanding at December 31, 2009, were to borrowers based in its primary markets.

Leasing and Equipment Finance  TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse types of small to large companies. TCF’s leasing and equipment finance businesses, TCF Equipment Finance, Inc. (“TCF Equipment Finance”) and Winthrop Resources Corporation (“Winthrop Resources”), finance equipment in all 50 states and, to a limited extent, in foreign countries. TCF Equipment Finance delivers equipment finance solutions to small and mid-size companies in various industries with significant diversity in the types of underlying equipment. Winthrop Resources focuses on providing customized lease financing to meet the special needs of mid-size and large companies and health care facilities that procure high-tech equipment such as computers, servers, telecommunication and other technology equipment. During 2009, Winthrop Resources acquired all of the outstanding shares of Fidelity National Capital, Inc. (“FNCI”), which provides technology financing and leasing solutions similar to those provided by Winthrop.

Inventory Finance  TCF’s Inventory Finance business originates commercial variable rate loans which are secured by the underlying floorplanned equipment and supported by repurchase agreements from original equipment manufacturers, with a focus on consumer electronics, household appliances and lawn and garden products. TCF Inventory Finance operates primarily in the U.S. with a presence in Canada and commenced lending operations in December of 2008. In the third quarter of 2009, TCF Inventory Finance formed a joint venture with The Toro Company (“Toro®”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro and Exmark® brands with reliable, cost-effective sources of financing. TCF and Toro will maintain a 55% and 45% ownership interest, respectively, in Red Iron.

Investment Activities

TCF Bank has authority to invest in various types of liquid assets, including United States Department of the Treasury (“U.S. Treasury”) obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers’ acceptances and federal funds. TCF Bank’s investments do not include commercial paper, asset-backed commercial paper, asset-backed securities secured by credit cards or auto loans, trust preferred securities or preferred stock of Fannie Mae or Freddie Mac. TCF Bank also does not participate in structured investment vehicles and does not have any bank-owned life insurance. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the returns on loans and leases. TCF Bank must also meet reserve requirements of the Federal Reserve Board, which are imposed based on amounts on deposit in various deposit categories.

Sources of Funds

Deposits  Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, money market conditions and other factors. Consumer, small business and commercial deposits are attracted from within TCF’s primary market areas through the offering of a broad selection of deposit instruments including consumer, small business and commercial demand deposit accounts, interest- bearing checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.

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

Borrowings  Borrowings may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support expanded lending and leasing activities. These borrowings may include Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds, advances from the Federal Reserve Discount Window and other borrowings.

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

As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities (repurchase agreements) with major investment banks or the FHLB utilizing government securities or mortgage-backed securities as collateral. Generally, securities with a value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected. TCF only enters into repurchase agreements with institutions with a satisfactory credit profile.

Information concerning TCF’s FHLB advances, repurchase agreements, subordinated notes, junior subordinated notes (trust preferred) and other borrowings is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Borrowings” and in Notes 10 and 11 of Notes to Consolidated Financial Statements.

Other Information

Activities of Subsidiaries of TCF Financial Corporation  TCF’s business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF’s consolidated financial statements. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings. TCF Bank subsidiaries principally engage in the following activities.

Leasing and Equipment Finance  See “Item 1. Business – Lending Activities” for information on TCF’s leasing and equipment finance business.

Inventory Finance  See “Item 1. Business – Lending Activities” for information on TCF’s inventory finance business.

Competition  TCF competes with a number of depository institutions and financial service providers in its market areas, and experiences significant competition in attracting and retaining deposits and in lending funds. Direct competition for deposits comes primarily from banks, savings institutions, credit unions and investment banks. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. TCF competes for the origination of loans with banks, mortgage bankers, mortgage brokers, consumer and commercial finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other companies and banks in the financing of equipment and inventory. Expanded use of the Internet has increased competition affecting TCF and its loan, lease and deposit products.

Employees  As of December 31, 2009, TCF had 7,573 employees, including 2,435 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are provided on a contributory basis, including comprehensive medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

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

Regulatory Capital Requirements  TCF Financial and TCF Bank are subject to regulatory capital requirements of the FRB and the OCC, respectively, as described below. These regulatory agencies are required by law to take prompt action when institutions are viewed to be unsafe or unsound or do not meet certain minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines five levels of capital condition, the highest of which is “well-capitalized.” It requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or restrictions on activities. Undercapitalized banks must develop a capital restoration plan and the parent financial holding company is required to guarantee compliance with the plan. TCF Financial and TCF Bank are “well-capitalized” under the FDICIA capital standards.

The FRB and the OCC also have adopted rules that could permit them to quantify and account for interest-rate risk exposure and market risk from trading activity and reflect these risks in higher capital requirements. New legislation, additional rulemaking, or changes in regulatory policies may affect future regulatory capital requirements applicable to TCF Financial and TCF Bank. The ability of TCF Financial and TCF Bank to comply with regulatory capital requirements may be adversely affected by legislative changes, future rulemaking or policies of regulatory authorities, unanticipated losses or lower levels of earnings.

Restrictions on Distributions  TCF Financial’s ability to pay dividends is subject to limitations imposed by the FRB. In general, FRB regulatory guidelines call upon a bank holding company’s board of directors to take a number of factors into account when considering the payments of dividends, including the quality and level of current and prospective earnings.

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

Insurance of Accounts  The deposits of TCF Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor. On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009. This increase was part of the Emergency Economic Stabilization Act of 2008. In May 2009, the increase was extended through December 31, 2013. Additionally, TCF has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts at TCF with balances over $250,000 were fully insured through December 31, 2009 at an additional cost to TCF of 10 basis points per dollar over $250,000 on a per account basis. This program was extended through June 30, 2010 at an additional cost to TCF of 15 basis points per dollar over $250,000 on a per account basis.

The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the Deposit Insurance Fund (“DIF”). The Federal Deposit Insurance Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given time frame. The DIF reserve ratio calculated by the FDIC in effect at September 30, 2009 was a negative ..16%.

In 2009, the annual insurance premiums on bank deposits insured by the DIF varied between $.07 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.78 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. TCF Bank was classified in the highest capital and supervisory evaluation category.

As required by law, in October 2008, the FDIC Board adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, in December 2008, the FDIC Board of Directors voted to increase risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry. In February 2009, the FDIC extended the length of the period during which the reserve ratio must be restored to 1.15% from five years to seven years. TCF Bank paid a FDIC special assessment of $8.2 million in 2009 in addition to higher premium rates.

On November 12, 2009, the FDIC adopted a final rule requiring depository institutions to prepay their estimated quarterly insurance premium for fourth quarter 2009 and all of 2010, 2011 and 2012. TCF Bank prepaid $77.6 million of such premium on December 30, 2009. The expense related to this prepayment is anticipated to be recognized over the next three years based on actual calculations of quarterly provisions.

In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2009 ranged from $.0102 to $.0114 per $100 of deposits. Financing Corporation assessments of $1.2 million, $1.1 million and $1.1 million were paid by TCF Bank for 2009, 2008 and 2007, respectively.

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

Examinations and Regulatory Sanctions  TCF is subject to periodic examination by the FRB, OCC and the FDIC. Bank regulatory authorities may impose a number of restrictions or new requirements on institutions found to be operating in an unsafe or unsound manner, including but not limited to growth limitations, dividend restrictions, individual increased regulatory capital requirements, increased loan, lease and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution’s directors, officers, employees, agents or independent contractors. Under the Bank Secrecy Act, the OCC is obligated to take enforcement action where it finds a statutory or regulatory violation that would constitute a program violation. In its examinations of TCF’s compliance with the Bank Secrecy Act, the OCC has identified instances of non-compliance that constitute a program violation. The OCC has not yet determined the type or duration of such enforcement action.

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

Taxation

Federal Taxation  The statute of limitations on TCF’s consolidated federal income tax return is closed through 2006.

State Taxation  TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions. TCF’s primary banking activities are in the states of Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction. See “Risk Factors.”

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Income Taxes” and Notes 1 and 12 of Notes to Consolidated Financial Statements for additional information regarding TCF’s income taxes.

Available Information

TCF’s website, ir.tcfbank.com, includes free access to Company news releases, investor presentations, conference calls to discuss published financial results, TCF’s Annual Report and periodic filings required by the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material to the SEC.

TCF’s Compensation/Nominating/Corporate Governance Committee and Audit Committee charters, Corporate Governance Guidelines, Codes of Ethics and changes to Codes of Ethics and information on all TCF’s securities are also available on this website. Stockholders may request these documents in print free of charge by contacting the Corporate Secretary at TCF Financial Corporation, 200 Lake Street East, Mail Code EX0-03-A, Wayzata, MN 55391-1693.

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

To provide an enterprise-wide view of the Company’s risk profile, an enterprise risk management governance process has been established. This includes appointment of an Enterprise Risk Management Officer, who oversees the process and reports on the Company’s risk profile. Additionally, risk officers are assigned to each significant line of business. The risk officers, while reporting directly to their respective line, facilitate implementation of the enterprise risk management and governance process. An Enterprise Risk Management Committee consisting of senior executives and others within the Company, oversees and supports the Enterprise Risk Management Officer.

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

With weak economic conditions throughout 2009 and into 2010, credit risk may continue to increase. A weakening economy, increasing unemployment or further deterioration of housing markets could result in increased credit losses.

Market Risk Management (Including Interest-Rate Risk and Liquidity Risk)  Market risk is defined as the potential for losses arising from changes in interest rates, equity prices, and other relevant market rates or prices, and includes interest-rate risk, liquidity risk and price risk. Interest-rate risk and liquidity risk are the Company’s primary market risks.

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

The major sources of the Company’s interest-rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in relationships between rate indices (basis risk), changes in customer behavior and changes in the shape of the yield curve. Management measures these risks and their impact in various ways, including use of simulation analyses and valuation analyses.

Simulation analyses are used to model net interest income from asset and liability positions over a specified time period (generally one year), and the sensitivity of net interest income under various interest rate scenarios. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists, and changes in assumptions about customer behavior in various interest rate scenarios. The simulation analyses are based on various key assumptions which relate to the behavior of interest rates and spreads, changes in product balances, the repricing characteristics of products, and the behavior of loan and deposit customers in different rate environments. The simulation analyses do not necessarily take into account actions management may undertake in response to anticipated changes in interest rates.

In addition to valuation analyses, management utilizes an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities repricing within a given period). While the interest rate gap measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption, the interest rate gap represents the net asset or liability sensitivity at a point in time. An interest rate gap measure could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition or a rise or decline in interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further information about TCF’s interest-rate risk, gap analysis and simulation analyses.

Management also uses valuation analyses to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analyses. Net interest income simulation highlights exposure over a relatively short time period (12 months), and valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. Valuation analysis addresses only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, valuation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. It also does not take into account actions management may undertake in response to anticipated changes in interest rates.

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

Deposits are TCF’s primary source of funding. In addition, TCF maintains secured sources of funding, which include $1.9 billion in secured borrowing capacity at the Federal Home Loan Bank of Des Moines and $708 million of secured borrowing capacity at the Federal Reserve Discount Window. TCF’s secured borrowing capacity with the FHLB is dependent upon the maintenance by TCF of a Borrowing Base Certificate which pledges consumer and commercial real estate loans to the FHLB under a blanket lien. In addition, the FHLB relies upon its own internal credit analysis of TCF’s financial results when determining TCF’s secured borrowing capacity. Should the FHLB lower TCF’s internal issuer credit rating, TCF’s secured borrowing capacity could be reduced, TCF could be required to change collateral from a blanket lien to physically delivering loan files which would be held at the FHLB, or both.

TCF has developed and maintains a contingency funding plan should certain liquidity needs arise.

Additionally, diminished unsecured borrowing capacity could result from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources.

Other Market Risks  Another source of market risk is the Company’s investment in FHLB stock. The investments in FHLB stock are required investments related to TCF’s borrowings from these banks. FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt. The FHLB system has experienced financial stress in recent years, and some of the regional banks within the FHLB system have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. The ultimate impact of these developments on the FHLB system or its programs for advances to members is not clear. TCF’s investments in the FHLB and ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.

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

In recent years, banks have needed to expand the scope and level of Bank Secrecy Act compliance activities in response to new regulatory guidance and heightened expectations of regulatory authorities. TCF has an extensive Bank Secrecy Act compliance program that has grown and been enhanced in many significant respects in recent years, but its primary regulator, the OCC, has not been satisfied with certain aspects of TCF’s program. Under the Bank Secrecy Act, the OCC is obligated to take enforcement action where it finds a statutory or regulatory violation that would constitute a program violation. In its examinations of TCF’s compliance with the Bank Secrecy Act, the OCC has identified instances of non-compliance that constitute a program violation. The OCC has not yet determined the type or duration of such enforcement action.

Other Risks

Declines in Real Estate Values  Declines in home and real estate values in TCF’s markets have adversely impacted results of operations. Like all banks, TCF is subject to the effects of any economic downturn, and in particular, a continued decline in real estate values in TCF’s markets could have a further negative effect on results of operations. A significant decline in home values would likely lead to a decrease in new consumer real estate loan originations and increased delinquencies and defaults in the consumer real estate loan portfolio and result in increased losses in this portfolio. A significant decline in commercial real estate values would likely lead to a reduction of TCF’s secured interest levels.

Economic Conditions  In addition to the declines in home values, the weak economy has also adversely impacted TCF’s results of operations. Continued weakness of the economy coupled with high unemployment and decreased consumer spending could have a further negative effect on results of TCF’s operations through higher credit losses, lower transaction-related revenues and lower average deposit balances.

Customer Behavior  Changes in customers’ behavior regarding use of deposit accounts could result in lower fee revenue, higher borrowing costs, and higher operational costs for TCF. TCF obtains a large portion of its revenue from its deposit accounts and depends on low-interest cost deposits as a significant source of funds.

In addition, competition from other financial institutions or adverse customer reaction to changes in TCF’s products, in response to new regulations, could result in higher numbers of closed accounts and increased account acquisition costs. TCF’s level of success in having customers opt in under new regulations creates risk to TCF’s revenue. TCF actively monitors customer behavior and adjusts policies and marketing efforts accordingly to attract new and retain existing deposit account customers.

New Product  TCF recently introduced a new anchor retail deposit account product that replaces TCF Totally Free Checking, and that calls for a monthly maintenance fee on accounts not meeting certain specific requirements. TCF is also in the process of implementing new regulatory requirements that prohibit financial institutions from charging NSF fees on point-of-sale and ATM transactions unless customers opt-in. Customer acceptance of the new product changes cannot be predicted with certainty, and these changes may have an adverse impact on TCF’s ability to generate and retain accounts and on its fee income revenue.

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

Supermarket Branches  The success of TCF’s supermarket branch expansion is dependent on the continued long-term success and viability of TCF’s supermarket partners and TCF’s ability to maintain licenses or lease agreements for its supermarket locations. At December 31, 2009, TCF had 233 supermarket branches. Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth and deposits. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner. Also, an economic slowdown, or financial or labor difficulties in the supermarket industry, may reduce activity in TCF’s supermarket branches.

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

Income Taxes  TCF is subject to income tax laws which are often complex and require interpretation. Changes in income tax laws could negatively impact TCF’s results of operations. If TCF’s Real Estate Investment Trust (“REIT”) affiliate fails to qualify as a REIT, or should states enact legislation taxing REITs or related entities, TCF’s tax expense would increase. The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws. Use of REITs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures. In the third quarter of 2009, TCF received notice from a state taxing authority challenging use of the REIT and related companies based on a recent court decision unrelated to TCF and different from the laws in place for the years in the notice. TCF has complied with the state income tax laws, intends to vigorously defend its position and believes the likelihood of loss is remote. Additional unfavorable tax law changes or unfavorable audit results could increase TCF’s income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Income Taxes” and Note 12 of Notes to Consolidated Financial Statements for additional information.

Rules and Regulations  New or revised tax, accounting, and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations, and financial condition. The financial services industry is extensively regulated. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit a financial company’s stockholders. These laws and regulations may impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in “Item 1. Business – Regulation.” These regulations, along with tax and accounting laws, regulations, rules and standards, have a significant impact on the ways that financial institutions conduct business, implement strategic initiatives, engage in tax planning and make financial disclosures. These laws, regulations, rules and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on TCF’s business, results of operations, and financial condition, the effect of which is impossible to predict. Violations of these laws can result in enforcement actions which can impact operations.

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

The Community Reinvestment Act (“CRA”) and fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices  At December 31, 2009, TCF owned the buildings and land for 142 of its bank branch offices, owned the buildings but leased the land for 27 of its bank branch offices and leased or licensed the remaining 274 bank branch offices, all of which are well maintained. Bank branch properties owned by TCF had an aggregate net book value of approximately $287.1 million at December 31, 2009. At December 31, 2009, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $25.7 million. In addition to the branch offices, TCF owned and leased other facilities with an aggregate net book value of $42.5 million at December 31, 2009. For more information on premises and equipment, see Note 7 of Notes to Consolidated Financial Statements.

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

	High	Low	Dividends Declared
2009
First Quarter	$14.31	$ 8.74	$.25
Second Quarter	16.67	11.37	.05
Third Quarter	15.83	12.71	.05
Fourth Quarter	14.72	11.36	.05
2008
First Quarter	$22.04	$14.65	$.25
Second Quarter	19.31	11.91	.25
Third Quarter	28.00	9.25	.25
Fourth Quarter	20.00	11.22	.25

As of January 29, 2010, there were 7,577 holders of record of TCF’s common stock.

The Board of Directors of TCF Financial has adopted a Capital Plan and Dividend Policy. The policy defines how enterprise risk related to capital will be managed, how the adequacy of capital will be measured and the process by which capital strategy, capital management and common stock dividend recommendations will be presented to TCF’s Board of Directors. TCF’s management is charged with ensuring that capital strategy actions, including the declaration of common stock dividends, are prudent, efficient and provide value to TCF’s shareholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality and overall financial condition. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF’s common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF’s earnings, level of internally generated common capital excluding earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for that year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of TCF may limit the ability of TCF to pay dividends in the future to holders of its common stock. See “Item 1. Business – Regulation – Regulatory Capital Requirements,” “Item 1. Business – Regulation – Restrictions on Distributions” and Note 14 of Notes to Consolidated Financial Statements.

The following graph compares the cumulative total stockholder return on TCF Stock over the last five fiscal years with the cumulative total return of the Standard and Poor’s 500 Stock Index, the SNL All Bank and Thrift Index, and a TCF Financial-selected group of peer institutions over the same period (assuming the investment of $100 in each index on December 31, 2004 and reinvestment of all dividends).

TCF Stock Performance Chart

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
TCF Financial Corporation	100.00	87.12	91.19	61.97	50.18	51.51
SNL Bank and Thrift Index (1)	100.00	101.57	118.68	90.50	52.05	51.35
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
TCF 2009 Peer Group (2)	100.00	95.39	104.54	80.56	62.34	54.69

(1)             Includes all major exchange (NYSE, NYSE Amex, NASDAQ) banks and thrifts in SNL’s converage universe (529 companies as of December 31, 2009).

(2)             Consists of the 30 publicly-traded banks and thrifts, 15 of which are immediately larger than and 15 of which are immediately smaller than TCF Financial Corporation in total assets as of September 30, 2009. The 2009 Peer Group includes: Zions Bancorporation; Huntington Bancshares Incorporated; Popular, Inc.; Synovus Financial Corporation; New York Community Bancorp, Inc.; First Horizon National Corporation; BOK Financial Corporation; Associated Banc-Corp; People’s United Financial, Inc.; Astoria Financial Corporation; First BanCorp.; First Citizens BancShares, Inc.; City National Corporation; Commerce Bancshares, Inc.; Webster Financial Corporation; Fulton Financial Corporation; Cullen/Frost Bankers, Inc.; Flagstar Bancorp, Inc.; CapitalSource Inc.; Valley National Bancorp; First Niagara Financial Group, Inc.; MB Financial, Inc.; Susquehanna Bancshares, Inc.; W Holding Company, Inc.; BancorpSouth, Inc.; Washington Federal, Inc.; SVB Financial Group; East West Bancorp, Inc.; South Financial Group, Inc.; and Bank of Hawaii Corporation. Seven of the companies, which were in the 2008 TCF Peer Group, are not in the 2009 Peer Group due to the failure of the company or changes in asset size. Those seven companies are: Hudson City Bancorp, Inc.; Colonial BancGroup, Inc.; Guaranty Financial Group Inc.; Citizens Republic Bancorp, Inc.; UCBH Holdings, Inc.; Sterling Financial Corporation; and Wilmington Trust Corporation.

Source : SNL Financial LC and Standard & Poor’s    © 2010

The following table summarizes share repurchase activity for the quarter ended December 31, 2009.

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as a part of publicly announced plan	Number of shares that may yet be purchased under the plan
October 1 to October 31, 2009
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	–	$ –	N.A.	N.A.
November 1 to November 30, 2009
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	–	$ –	N.A.	N.A.
December 1 to December 31, 2009
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	–	$ –	N.A.	N.A.

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

Item 6. Selected Financial Data

The selected five-year financial summary presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Five-Year Financial Summary

Consolidated Income:

	Year Ended December 31,					Compound Annual Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per-share data)	2009	2008	2007	2006	2005	2009/2008	2009/2004
Total revenue	$1,158,861	$1,092,108	$1,091,634	$1,026,994	$995,932	6.1%	3.4%
Net interest income	$ 633,006	$ 593,673	$ 550,177	$ 537,530	$517,690	6.6	5.2
Provision for credit losses	258,536	192,045	56,992	20,689	8,586	34.6	69.2
Fees and other revenue	496,468	474,061	490,285	485,276	453,965	4.7	1.2
Gains on securities	29,387	16,066	13,278	–	10,671	82.9	5.4
Visa share redemption	–	8,308	–	–	–	(100.0)	–
Gains on sales of branches and real estate	–	–	37,894	4,188	13,606	–	(100.0)
Non-interest expense	767,784	694,403	662,124	649,197	606,936	10.6	5.8
Income before income tax expense	132,541	205,660	372,518	357,108	380,410	(35.6)	(19.2)
Income tax expense	45,854	76,702	105,710	112,165	115,278	(40.2)	(18.7)
Income after income tax expense	86,687	128,958	266,808	244,943	265,132	(32.8)	(19.4)
Loss attributable to non-controlling interest	410	–	–	–	–	100.0	100.0
Net income	87,097	128,958	266,808	244,943	265,132	(32.5)	(19.3)
Preferred stock dividends	18,403	2,540	–	–	–	N.M.	N.M.
Net income available to common stockholders	$ 68,694	$ 126,418	$ 266,808	$ 244,943	$265,132	(45.7)	(21.3)
Per common share:
Basic earnings	$ .54	$ 1.01	$ 2.09	$ 1.90	$ 2.00	(46.5)	(22.0)
Diluted earnings	$ .54	$ 1.01	$ 2.09	$ 1.90	$ 2.00	(46.5)	(21.9)
Dividends declared	$ .40	$ 1.00	$ .97	$ .92	$ .85	(60.0)	(6.4)

Consolidated Financial Condition:

	At December 31,					Compound Annual Growth Rate
(Dollars in thousands, except per-share data)	2009	2008	2007	2006	2005	1-Year 2009/2008	5-Year 2009/2004
Loans and leases	$14,590,744	$13,345,889	$12,494,370	$11,478,255	$10,443,033	9.3%	8.8%
Securities available for sale	1,910,476	1,966,104	1,963,681	1,816,126	1,648,615	(2.8)	3.4
Total assets	17,885,175	16,740,357	15,977,054	14,669,734	13,388,594	6.8	7.6
Checking, savings and money market deposits	10,380,814	7,647,069	7,322,014	7,285,615	7,213,735	35.7	9.7
Certificates of deposit	1,187,505	2,596,283	2,254,535	2,483,635	1,915,620	(54.3)	(4.2)
Total deposits	11,568,319	10,243,352	9,576,549	9,769,250	9,129,355	12.9	7.7
Borrowings	4,755,499	4,660,774	4,973,448	3,588,540	2,983,136	2.0	14.1
Equity	1,175,362	1,493,776	1,099,012	1,033,374	998,472	(21.3)	4.2
Book value per common share	$ 9.10	$ 8.99	$ 8.68	$ 7.92	$ 7.46	1.2	5.4

Key Ratios and Other Data:

			At or For the Year Ended December 31,
			2009	2008	2007	2006	2005
Return on average assets			.49%	.79%	1.76%	1.74%	2.08%
Return on average common equity			5.95	11.46	25.82	24.37	28.03
Average total equity to average assets			7.20	7.04	6.82	7.15	7.43
Net interest margin(1)			3.87	3.91	3.94	4.16	4.46
Net charge-offs as a percentage of average loans and leases			1.34	.78	.30	.17	.29
Number of bank branches			443	448	453	453	453

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

Overview

TCF Financial Corporation, a Delaware corporation, is a financial holding company based in Wayzata, Minnesota. Its principal subsidiary, TCF National Bank, is headquartered in South Dakota. TCF had 443 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota at December 31, 2009.

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

TCF’s core businesses include Retail Banking, Wholesale Banking and Treasury Services. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance and inventory finance. Treasury Services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. TCF’s largest core lending business is its consumer real estate loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on local properties or to local customers. The leasing and equipment finance businesses consist of TCF Equipment Finance, a company that delivers equipment finance solutions to businesses in select markets, and Winthrop Resources, a company that primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. In December 2008, TCF Inventory Finance commenced lending operations to provide inventory financing to businesses in the United States and Canada.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 54.6% of TCF’s total revenue in 2009. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of changing customer behavior. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Key drivers of non-interest income are the number of deposit accounts and related transaction activity. The Federal Reserve issued a new regulation in November of 2009 that restricts the imposition of overdraft fees which could have a significant adverse impact on TCF’s non-interest income. Starting on July 1, 2010, TCF will have to ask their customers to opt in before TCF can assess fees for ATM and debit card overdraft transactions.

Recent legislative proposals would, if enacted, further restrict or limit TCF’s ability to impose overdraft fees on retail checking accounts and interchange fees on debit card transactions and could have a significant adverse impact on TCF’s non-interest income.

In response to these new regulations, TCF recently introduced a new anchor checking account product that will replace the TCF Totally Free Checking product. The new product will carry a monthly maintenance fee on accounts not meeting certain specific requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Non-Interest Income” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” for additional information.

The Company’s Visa debit card program has grown significantly since its inception in 1996. TCF is the 10th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended September 30, 2009, as published by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF’s customers. Card products represent 23.3% of banking fee revenue for the year ended December 31, 2009, and change based on customer payment trends and the number of deposit accounts using the cards. Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation. See “Item 1A. Risk Factors – Card Revenue” for further discussion.

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for 2009, 2008 and 2007 and on information about TCF’s balance sheet, credit quality, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary  TCF reported diluted earnings per common share of $.54 for 2009, compared with $1.01 for 2008 and $2.09 for 2007. Net income was $87.1 million for 2009, compared with $129 million for 2008 and $266.8 million for 2007. Net income for 2009 includes a non-cash deemed preferred stock dividend of $12 million, or 10 cents per common share. Net income for 2007 included $37.9 million in pre-tax gains on sales of branches and real estate.

Return on average assets was .49% in 2009, compared with .79% in 2008 and 1.76% in 2007. Return on average common equity was 5.95% in 2009, compared with 11.46% in 2008 and 25.82% in 2007. The effective income tax rate for 2009 was 34.6%, compared with 37.3% in 2008 and 28.4% in 2007.

Operating Segment Results  RETAIL BANKING – Consisting of retail lending and branch banking, reported net income of $26.6 million for 2009, down 57% from $61.9 million in 2008 as a result of higher provision and losses on consumer real estate loans. Retail Banking net interest income for 2009 was $403.2 million, up 6.5% from $378.7 million for 2008.

The Retail Banking provision for credit losses totaled $178 million in 2009, up from $136.6 million in 2008. This increase was primarily due to increased charge-offs in the consumer real estate portfolio. Refer to the “Consolidated Income Statement Analysis – Provision for Credit Losses” section for further discussion.

Retail Banking non-interest income totaled $418 million in 2009, as compared with $419.9 million in 2008. Fees and service charges were $282.3 million for 2009, up 6.7% from $264.6 million in 2008, primarily due to an increased number of checking accounts and related fee income. Card revenues were $104.7 million for 2009, up 1.6% from $103.1 million in 2008. The increase in card revenues was primarily attributable to an increased number of active cards. See “Consolidated Income Statement Analysis – Non-Interest Income” for further discussion.

Retail Banking non-interest expense totaled $599 million in 2009, up 4.8% from $571.8 million in 2008. The increase was primarily due to a $13.8 million increase in deposit account premium expenses from new marketing campaigns which resulted in increased checking account production along with increases in FDIC premiums and an $8.2 million FDIC special assessment.

WHOLESALE BANKING – Consisting of commercial banking, leasing and equipment finance and inventory finance, reported net income of $31.6 million for 2009, up 44.6% from $21.9 million in 2008. Net interest income for 2009 was $206.3 million, up 40.2% from $147.1 million in 2008, as a result of a $1.1 billion, or 19.8%, increase in average interest-earning assets.

The provision for credit losses for this operating segment totaled $78.7 million in 2009, up from $52.8 million in 2008. The increase in the provision for credit losses from 2008 to 2009 was primarily due to increased net charge-offs and increased delinquency and non-accrual loans and leases in commercial lending and leasing and equipment finance.

Wholesale Banking non-interest income totaled $77.2 million in 2009, up $16.6 million from $60.6 million in 2008. The increase in Wholesale Banking revenues for 2009, compared with 2008, was primarily due to an increase in sales-type lease revenue and operating lease revenues resulting from the acquisition of FNCI in September 2009.

Wholesale Banking non-interest expense totaled $156.2 million in 2009, up $37.1 million from $119.1 million in 2008, primarily as a result of increased compensation from expansion, increased expense for repossessed assets, and increased operating lease depreciation related to FNCI.

TREASURY SERVICES – Treasury services reported net income of $27.4 million in 2009, down from $48.6 million in 2008. The decrease was primarily due to a $60.6 million decrease in average security balances and an 89 basis point decrease in average yields earned on securities.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income, the difference between interest earned on loans and leases, securities available for sale, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 54.6% of TCF’s total revenue in 2009, 54.4% in 2008 and 50.4% in 2007. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, the level of non-performing assets, and the impact of restructured consumer real estate loans.

The following tables summarize TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities.

	Year ended			Year Ended
	December 31, 2009			December 31, 2008			Change
									Average
			Average			Average			Yields
			Yields			Yields			and
	Average		and	Average		and	Average		Rates
(Dollars in thousands)	Balance	Interest(1)	Rates	Balance	Interest(1)	Rates	Balance	Interest(1)	(bps)
Assets:
Investments and other	$ 375,396	$ 4,370	1.16%	$ 155,839	$ 5,937	3.81%	$ 219,557	$ (1,567)	(265)
U.S. Government sponsored entities: (2)
Mortgage-backed securities	1,645,544	80,902	4.92	2,100,291	110,502	5.26	(454,747)	(29,600)	(34)
Debentures	389,245	8,487	2.18	–	–	–	389,245	8,487	218
Other securities	17,617	38.22		12,674	444	3.50	4,943	(406)	(328)
Total securities available for sale (3)	2,052,406	89,427	4.36	2,112,965	110,946	5.25	(60,559)	(21,519)	(89)
Loans and leases:
Consumer real estate:
Fixed-rate	5,421,081	348,400	6.43	5,532,198	372,067	6.73	(111,117)	(23,667)	(30)
Variable-rate (3)	1,862,267	106,988	5.75	1,714,827	109,115	6.36	147,440	(2,127)	(61)
Consumer – other	35,849	3,061	8.54	132,891	9,233	6.95	(97,042)	(6,172)	159
Total consumer real estate and other	7,319,197	458,449	6.26	7,379,916	490,415	6.65	(60,719)	(31,966)	(39)
Commercial real estate:
Fixed- and adjustable-rate	2,574,818	155,812	6.05	2,127,436	132,014	6.21	447,382	23,798	(16)
Variable-rate (3)	561,881	22,544	4.01	597,071	31,110	5.21	(35,190)	(8,566)	(120)
Total commercial real estate	3,136,699	178,356	5.69	2,724,507	163,124	5.99	412,192	15,232	(30)
Commercial business:
Fixed- and adjustable-rate	166,745	9,581	5.75	168,554	9,988	5.93	(1,809)	(407)	(18)
Variable-rate	308,929	10,644	3.45	366,593	18,143	4.95	(57,664)	(7,499)	(150)
Total commercial business	475,674	20,225	4.25	535,147	28,131	5.26	(59,473)	(7,906)	(101)
Leasing and equipment finance	2,826,835	192,557	6.81	2,265,391	165,838	7.32	561,444	26,719	(51)
Inventory finance	179,990	14,797	8.22	40	4	10.00	179,950	14,793	(178)
Total loans and leases (4)	13,938,395	864,384	6.20	12,905,001	847,512	6.57	1,033,394	16,872	(37)
Total interest-earning assets	16,366,197	958,181	5.85	15,173,805	964,395	6.36	1,192,392	(6,214)	(51)
Other assets (5)	1,157,314			1,158,545			(1,231)
Total assets	$17,523,511			$16,332,350			$1,191,161

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$ 1,402,442			$ 1,408,657			$ (6,215)
Small business	584,605			583,611			994
Commercial and custodial	265,681			231,903			33,778
Total non-interest bearing deposits	2,252,728			2,224,171			28,557
Interest-bearing deposits:
Checking	1,802,694	8,137.45		1,830,361	12,933.71		(27,667)	(4,796)	(26)
Savings	4,732,316	58,556	1.24	2,812,115	48,601	1.73	1,920,201	9,955	(49)
Money market	683,030	7,006	1.03	613,543	10,099	1.65	69,487	(3,093)	(62)
Subtotal	7,218,040	73,699	1.02	5,256,019	71,633	1.37	1,962,021	2,066	(35)
Certificates of deposit	1,915,467	48,413	2.53	2,472,357	85,141	3.44	(556,890)	(36,728)	(91)
Total interest-bearing deposits	9,133,507	122,112	1.34	7,728,376	156,774	2.03	1,405,131	(34,662)	(69)
Total deposits	11,386,235	122,112	1.07	9,952,547	156,774	1.58	1,433,688	(34,662)	(51)
Borrowings:
Short-term borrowings	85,228	233.27		411,763	8,990	2.18	(326,535)	(8,757)	(191)
Long-term borrowings	4,373,182	202,830	4.64	4,459,703	204,958	4.60	(86,521)	(2,128)	4
Total borrowings	4,458,410	203,063	4.55	4,871,466	213,948	4.39	(413,056)	(10,885)	16
Total interest-bearing liabilities	13,591,917	325,175	2.39	12,599,842	370,722	2.94	992,075	(45,547)	(55)
Total deposits and borrowings	15,844,645	325,175	2.05	14,824,013	370,722	2.50	1,020,632	(45,547)	(45)
Other liabilities	416,555			359,223			57,332
Total liabilities	16,261,200			15,183,236			1,077,964
Total TCF Financial Corp. stockholders’ equity	1,261,219			1,149,114			112,105
Non-controlling interest in subsidiaries	1,092			–			1,092
Total equity	1,262,311			1,149,114			113,197
Total liabilities and equity	$17,523,511			$16,332,350			$1,191,161
Net interest income and margin		$633,006	3.87%		$593,673	3.91%		$ 39,333	(4)

bps = basis points.

(1)        Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $1,394,000 and $1,679,000 was recognized during the years ended December 31, 2009 and 2008, respectively.

(2)        Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)        Certain variable-rate loans have contractual interest rate floors.

(4)        Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)        Includes operating leases.

	Year Ended			Year Ended
	December 31, 2008			December 31, 2007			Change
(Dollars in thousands)	Average Balance	Interest(1)	Average Yields and Rates	Average Balance	Interest (1)	Average Yields and Rates	Average Balance	Interest(1)	Average Yields and Rates (bps)
Assets:
Investments and other	$ 155,839	$ 5,937	3.81%	$ 178,012	$ 8,237	4.63%	$ (22,173)	$ (2,300)	(82)
U.S. Government sponsored entities:(2)
Mortgage-backed securities	2,100,291	110,502	5.26	1,992,272	108,289	5.44	108,019	2,213	(18)
Debentures	–	–	–	–	–	–	–	–	–
Other securities	12,674	444	3.50	32,291	1,292	4.00	(19,617)	(848)	(50)
Total securities available for sale (3)	2,112,965	110,946	5.25	2,024,563	109,581	5.41	88,402	1,365	(16)
Loans and leases:
Consumer real estate:
Fixed-rate	5,532,198	372,067	6.73	5,258,299	359,844	6.84	273,899	12,223	(11)
Variable-rate (3)	1,714,827	109,115	6.36	1,460,685	124,992	8.56	254,142	(15,877)	(220)
Consumer – other	132,891	9,233	6.95	198,105	17,559	8.86	(65,214)	(8,326)	(191)
Total consumer real estate and other	7,379,916	490,415	6.65	6,917,089	502,395	7.26	462,827	(11,980)	(61)
Commercial real estate:
Fixed- and adjustable-rate	2,127,436	132,014	6.21	1,777,813	114,140	6.42	349,623	17,874	(21)
Variable-rate (3)	597,071	31,110	5.21	608,209	46,363	7.62	(11,138)	(15,253)	(241)
Total commercial real estate	2,724,507	163,124	5.99	2,386,022	160,503	6.73	338,485	2,621	(74)
Commercial business:
Fixed- and adjustable-rate	168,554	9,988	5.93	169,776	10,853	6.39	(1,222)	(865)	(46)
Variable-rate	366,593	18,143	4.95	393,442	28,947	7.36	(26,849)	(10,804)	(241)
Total commercial business	535,147	28,131	5.26	563,218	39,800	7.07	(28,071)	(11,669)	(181)
Leasing and equipment finance	2,265,391	165,838	7.32	1,915,790	147,507	7.70	349,601	18,331	(38)
Inventory finance	40	4	10.00	–	–	–	40	4	1,000
Total loans and leases (4)	12,905,001	847,512	6.57	11,782,119	850,205	7.22	1,122,882	(2,693)	(65)
Total interest-earning assets	15,173,805	964,395	6.36	13,984,694	968,023	6.92	1,189,111	(3,628)	(56)
Other assets (5)	1,158,545			1,161,106			(2,561)
Total assets	$16,332,350			$15,145,800			$1,186,550

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$ 1,408,657			$ 1,444,125			$(35,468)
Small business	583,611			594,979			(11,368)
Commercial and custodial	231,903			199,432			32,471
Total non-interest bearing deposits	2,224,171			2,238,536			(14,365)
Interest-bearing deposits:
Checking	1,830,361	12,933.71		1,879,333	33,643	1.79	(48,972)	(20,710)	(108)
Savings	2,812,115	48,601	1.73	2,464,333	65,056	2.64	347,782	(16,455)	(91)
Money market	613,543	10,099	1.65	604,767	17,396	2.88	8,776	(7,297)	(123)
Subtotal	5,256,019	71,633	1.37	4,948,433	116,095	2.35	307,586	(44,462)	(98)
Certificates of deposit	2,472,357	85,141	3.44	2,461,055	114,530	4.65	11,302	(29,389)	(121)
Total interest-bearing deposits	7,728,376	156,774	2.03	7,409,488	230,625	3.11	318,888	(73,851)	(108)
Total deposits	9,952,547	156,774	1.58	9,648,024	230,625	2.39	304,523	(73,851)	(81)
Borrowings:
Short-term borrowings	411,763	8,990	2.18	230,293	11,369	4.94	181,470	(2,379)	(276)
Long-term borrowings	4,459,703	204,958	4.60	3,890,054	175,852	4.52	569,649	29,106	8
Total borrowings	4,871,466	213,948	4.39	4,120,347	187,221	4.54	751,119	26,727	(15)
Total interest-bearing liabilities	12,599,842	370,722	2.94	11,529,835	417,846	3.62	1,070,007	(47,124)	(68)
Total deposits and borrowings	14,824,013	370,722	2.50	13,768,371	417,846	3.03	1,055,642	(47,124)	(53)
Other liabilities	359,223			343,978			15,245
Total liabilities	15,183,236			14,112,349			1,070,887
Total TCF Financial Corp. stockholders’ equity	1,149,114			1,033,451			115,663
Non-controlling interest in subsidiaries	–			–			–
Total equity	1,149,114			1,033,451			115,663
Total liabilities and equity	$16,332,350			$15,145,800			$1,186,550
Net interest income and margin		$593,673	3.91%		$550,177	3.94%		$ 43,496	(3)

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

(4)                Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(5)                Includes operating leases.

The following table presents the components of the changes in net interest income by volume, rate and number of days.

	Year Ended December 31, 2009 Versus Same Period in 2008				Year Ended December 31, 2008 Versus Same Period in 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)	Volume(1)	Rate(1)	# Days	Total	Volume(1)	Rate(1)	# Days	Total
Interest income:
Investments and other	$ 4,478	$ (6,038)	$ (7)	$ (1,567)	$ (957)	$ (1,356)	$ 13	$ (2,300)
U.S. Government sponsored entities:
Mortgage-backed securities	(22,721)	(6,879)	–	(29,600)	5,753	(3,540)	–	2,213
Debentures	8,487	–	–	8,487	–	–	–	–
Other securities	17	(423)	–	(406)	(687)	(162)	1	(848)
Total securities available for sale	(3,102)	(18,417)	–	(21,519)	5,066	(3,702)	1	1,365
Loans and leases:
Consumer real estate:
Fixed-rate	(7,072)	(15,640)	(955)	(23,667)	18,925	(7,656)	954	12,223
Variable-rate	9,091	(10,925)	(293)	(2,127)	19,372	(35,547)	298	(15,877)
Consumer – other	(7,911)	1,747	(8)	(6,172)	(4,599)	(3,754)	27	(8,326)
Commercial real estate:
Fixed- and adjustable-rate	27,528	(3,303)	(427)	23,798	21,496	(3,983)	361	17,874
Variable-rate	(1,735)	(6,769)	(62)	(8,566)	(839)	(14,499)	85	(15,253)
Commercial business:
Fixed- and adjustable-rate	(99)	(282)	(26)	(407)	(80)	(812)	27	(865)
Variable-rate	(2,548)	(4,922)	(29)	(7,499)	(1,872)	(8,982)	50	(10,804)
Leasing and equipment finance	38,870	(12,151)	–	26,719	25,875	(7,544)	–	18,331
Inventory finance	14,794	(1)	–	14,793	4	–	–	4
Total loans and leases	66,698	(48,026)	(1,800)	16,872	78,282	(82,777)	1,802	(2,693)
Total interest income	73,704	(78,111)	(1,807)	(6,214)	82,391	(87,835)	1,816	(3,628)
Interest expense:
Checking	(192)	(4,582)	(22)	(4,796)	(857)	(19,888)	35	(20,710)
Savings	26,643	(16,527)	(161)	9,955	10,082	(26,676)	139	(16,455)
Money market	1,049	(4,123)	(19)	(3,093)	248	(7,573)	28	(7,297)
Certificates of deposit	(16,795)	(19,800)	(133)	(36,728)	518	(30,139)	232	(29,389)
Borrowings:
Short-term borrowings	(4,164)	(4,593)	–	(8,757)	6,019	(8,422)	24	(2,379)
Long-term borrowings	(3,674)	2,027	(481)	(2,128)	25,677	2,918	511	29,106
Total borrowings	(18,273)	7,869	(481)	(10,885)	31,696	(5,504)	535	26,727
Total interest expense	24,450	(69,181)	(816)	(45,547)	30,007	(78,100)	969	(47,124)
Net interest income	47,130	(6,806)	(991)	39,333	45,796	(3,147)	847	43,496

(1)             Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Net interest income was $633 million for 2009, up 6.6% from $593.7 million in 2008. The increase in net interest income in 2009 primarily reflects the growth in average interest-earning assets, up $1.2 billion over 2008, partially offset by a 4 basis point reduction in net interest margin. The decrease in the net interest margin, from 3.91% in 2008 to 3.87% in 2009, is primarily due to declines in yields of interest earning assets, resulting from lower market interest rates, the effect of higher balances of non-accrual loans and leases and restructured loans and investments in lower yielding debentures as a result of excess liquidity, partially offset by declines in rates on average deposits and an improvement in deposit mix.

Net interest income was $593.7 million in 2008, up from $550.2 million in 2007. The increase in net interest income in 2008 primarily reflects the growth in average interest-earning assets, up $1.2 billion over 2007, partially offset by a 3 basis point reduction in net interest margin. The decrease in the net interest margin, from 3.94% in 2007 to 3.91% in 2008, is primarily due to the average cost of interest-bearing liabilities not decreasing as much as yields on interest earning assets as a result of deposit pricing strategies and the issuance of trust preferred securities in 2008.

Provision for Credit Losses  TCF provided $258.5 million for credit losses in 2009, compared with $192 million in 2008 and $57 million in 2007. The increase in provision from 2008 to 2009 was primarily due to increased net charge-offs in the consumer real estate, commercial lending and leasing and equipment finance portfolios. Higher consumer real estate provisions also include portfolio reserve rate increases due to higher expected charge-offs and reserves for restructured consumer real estate loans.

Consumer real estate charge-off rates increased throughout 2009. As a result, TCF increased consumer real estate allowance levels. Higher consumer real estate net charge-offs are primarily due to depressed residential real estate market conditions and the high level of unemployment. The increase in provision from 2007 to 2008 was due to higher consumer real estate net charge-offs, the resulting portfolio reserve rate increases and higher reserves for certain commercial loans, primarily in Michigan, and equipment finance loans and leases.

Net loan and lease charge-offs were $186.5 million, or 1.34% of average loans and leases, in 2009, compared with $100.5 million, or .78% of average loans and leases, in 2008 and $34.6 million, or .30% of average loans and leases, in 2007.

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

Non-Interest Income  Non-interest income is a significant source of revenue for TCF, representing 45.4% of total revenues in 2009, 45.6% in 2008 and 49.6% in 2007, and is an important factor in TCF’s results of operations. Total fees and other revenue was $496.5 million for 2009, compared with $474.1 million in 2008 and $490.3 million in 2007.

The following table presents the components of non-interest income.

	Year Ended December 31,					Compound Annual Growth Rate
(Dollars in thousands)	2009	2008	2007	2006	2005	1-Year 2009/2008	5-Year 2009/2004
Fees and service charges	$286,908	$270,739	$278,046	$270,166	$262,636	6.0%	.8%
Card revenue	104,770	103,082	98,880	92,084	79,803	1.6	10.5
ATM revenue	30,438	32,645	35,620	37,760	40,730	(6.8)	(6.6)
Subtotal	422,116	406,466	412,546	400,010	383,169	3.9	2.0
Leasing and equipment finance	69,113	55,488	59,151	53,004	47,387	24.6	6.6
Other	5,239	12,107	18,588	32,262	23,409	(56.7)	(31.7)
Fees and other revenue	496,468	474,061	490,285	485,276	453,965	4.7	1.2
Gains on securities, net	29,387	16,066	13,278	–	10,671	82.9	5.4
Gains on sales of branches and real estate	–	–	37,894	4,188	13,606	–	(100.0)
Visa share redemption	–	8,308	–	–	–	(100.0)	–
Total non-interest income	$525,855	$498,435	$541,457	$489,464	$478,242	5.5	1.4
Fees and other revenue as a percentage of total revenue	42.84%	43.41%	44.91%	47.25%	45.58%

Fees and Service Charges  Fees and service charges increased $16.2 million, or 6.0%, to $286.9 million for 2009, compared with $270.7 million for 2008 primarily due to an increased number of checking accounts and related fee income. During 2008, fees and service charges decreased $7.3 million, or 2.6%, to $270.7 million, compared with $278 million for 2007, primarily due to lower activity in deposit service fees.

Card Revenue  During 2009, card revenue, primarily interchange fees, totaled $104.8 million, up from $103.1 million in 2008 and $98.9 million in 2007. The increases in card revenue in 2009 and 2008 were primarily attributable to growth in active accounts and increases in customer transactions in 2009, partially offset by lower average transaction amounts. The continued success of TCF’s debit card program is highly dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

ATM Revenue ATM revenue totaled $30.4 million for 2009, down from $32.6 million in 2008 and $35.6 million in 2007. The declines in ATM revenue were primarily attributable to fewer fee generating transactions by TCF customers.

The following table sets forth information about TCF’s card business.

	At or For the Year Ended December 31,			Percentage Increase (Decrease)
(Dollars in thousands)	2009	2008	2007	2009/2008	2008/2007
Average number of checking accounts with a TCF card	1,533,234	1,449,501	1,455,540	5.8%	(.4)%
Average active card users	843,825	812,385	811,961	3.9	.1
Average number of transactions per card per month	20.7	20.3	19.4	2.0	4.6
Sales volume for the year ended: Off-line (Signature)	$6,394,041	$6,429,265	$6,146,036	(.5)	4.6
On-line (PIN)	914,302	850,719	802,735	7.5	6.0
Total	$7,308,343	$7,279,984	$6,948,771.4		4.8
Average transaction size (in dollars)	$ 34	$ 36	$ 36	(5.6)	–
Percentage off-line	87.49%	88.31%	88.45%	(.9)	(.2)
Average interchange rate	1.34%	1.34%	1.35%	–	(.7)

Leasing and Equipment Finance Revenue  Leasing and equipment finance revenues in 2009 increased $13.6 million, or 24.6%, from 2008. The increase in leasing and equipment finance revenues for 2009 was primarily due to higher sales-type lease revenue and increased operating lease revenue as a result of the Fidelity National Capital, Inc. acquisition at the end of the third quarter of 2009. Leasing and equipment finance revenues decreased $3.7 million, or 6.2%, in 2008 compared with 2007. The decrease in leasing and equipment finance revenues for 2008 was primarily driven by a $1.9 million decrease in sales-type lease revenues and a decrease of $2.1 million in operating lease revenues. The decrease in operating lease revenues was primarily the result of fewer operating lease transactions being generated.

Sales-type lease revenues generally occur at or near the end of the lease term as customers extend the lease or purchase the underlying equipment. Leasing and equipment finance revenues may fluctuate from period to period based on customer-driven factors not within TCF’s control.

Other Non-Interest Income  Total other non-interest income in 2009 decreased $6.9 million from 2008 compared with a decrease in 2008 of $6.5 million from 2007. These decreases were primarily due to TCF no longer selling investment and insurance products in the branches and a decrease in gains on the sales of education loans in 2007 and 2008, partially offset by servicing fees generated by TCF Inventory Finance.

The following table presents the components of other non-interest income.

	Year Ended December 31,					Compound Annual Growth Rate
(Dollars in thousands)	2009	2008	2007	2006	2005	2009/2008	2009/2004
Gains on sales of education loans	$ 3	$ 1,456	$ 2,011	$ 7,224	$ 2,078	(99.8)%	(79.2)%
Mortgage banking	–	–	–	4,734	5,578	–	(100.0)
Investments and insurance	643	9,405	10,318	10,695	10,665	(93.2)	(44.8)
Other	4,593	1,246	6,259	9,609	5,088	N.M.	19.6
Total other earnings	$5,239	$12,107	$18,588	$32,262	$23,409	(56.7)	(31.7)

N.M. Not Meaningful.

Gains on Securities, Net  In 2009, net gains of $29.4 million were recognized on sales of $2.1 billion in mortgage-backed securities and agency debentures. In 2008, gains of $16.1 million were recognized on sales of $1.5 billion in mortgage-backed securities and $174.9 million in treasury bills. In 2007, gains of $13.3 million were recognized on the sales of $1.2 billion in mortgage-backed securities.

Gains on Sales of Branches and Real Estate  There were no gains on sales of branches and real estate in 2009 or 2008. Gains on sales of branches and real estate were $37.9 million for 2007. During the first quarter of 2007, TCF sold the deposits and facilities of 10 out-state branches in Michigan and recognized a $31.2 million gain.

Non-Interest expense  Non-interest expense increased $64.7 million, or 9.5%, in 2009, and $43.9 million, or 6.9%, in 2008, excluding the Visa indemnification expense and operating lease depreciation. The following table presents the components of non-interest expense.

	Year Ended December 31,					Compound Annual Growth Rate
(Dollars in thousands)	2009	2008	2007	2006	2005	1-Year 2009/2008	5-Year 2009/2004
Compensation and employee benefits	$356,996	$341,203	$346,468	$341,857	$326,526	4.6%	2.0%
Occupancy and equipment	126,292	127,953	120,824	114,618	103,900	(1.3)	5.7
Deposit account premiums	30,682	16,888	4,849	5,047	5,822	81.7	27.9
Foreclosed real estate and repossessed assets, net	30,542	18,731	5,558	4,068	2,466	63.1	135.0
FDIC premiums and assessments	27,471	2,990	1,145	1,139	1,080	N.M.	89.7
Advertising and marketing	17,134	19,150	16,829	21,879	19,869	(10.5)	(.3)
Other	156,299	153,796	141,167	146,242	139,937	1.6	3.7
Subtotal	745,416	680,711	636,840	634,850	599,600	9.5	5.3
Operating lease depreciation	22,368	17,458	17,588	14,347	7,335	28.1	64.7
Visa indemnification expense	–	(3,766)	7,696	–	–	N.M.	–
Total non-interest expense	$767,784	$694,403	$662,124	$649,197	$606,935	10.6	5.8

N.M. Not Meaningful.

Compensation and Employee Benefits  Compensation and employee benefits represented 46.5%, 49.1% and 52.3% of total non-interest expense in 2009, 2008 and 2007, respectively. Compensation and employee benefits increased $15.8 million, or 4.6%, in 2009, compared with a decrease of $5.3 million, or 1.5%, in 2008. The increases in compensation and benefits in 2009 were primarily due to increases in leasing and equipment finance and the inventory finance compensation costs as a result of expansion and growth and increased employee medical plan expenses. The decreases in compensation and benefits in 2008 was primarily due to headcount reductions, decreased performance-based compensation as no executive bonuses were paid in 2008 and lower benefit related costs, partially offset by expenses from branch expansion and the new inventory finance business.

Occupancy and Equipment  Occupancy and equipment expenses decreased $1.7 million in 2009 and increased $7.1 million in 2008. The decrease in 2009 was primarily due to the closing of six branches. The increase in 2008 was primarily due to costs associated with branch expansion and increased real estate taxes.

Deposit Account Premiums  Deposit account premium expense increased $13.8 million to $30.7 million in 2009 and increased $12 million to $16.9 million in 2008. The increases in deposit account premium expenses were primarily due to successful marketing campaigns commencing in June of 2008 which have resulted in increased checking account production. New checking accounts grew 24.4% in 2009 compared with 2008.

Foreclosed Real Estate and Repossessed Assets  Foreclosed real estate and repossessed assets expense totaled $30.5 million in 2009, compared to $18.7 million in 2008 and $5.6 million in 2007. The increase in 2009 was primarily due to the increased number of foreclosed consumer and commercial real estate properties and property valuation write-downs.

FDIC Premiums and Assessments  FDIC premiums and assessments expense totaled $27.5 million in 2009, up $24.5 million from $3 million in 2008. The increase is primarily due to higher insurance rates, deposit growth and the FDIC special assessment of $8.4 million in the second quarter of 2009.

Other Non-Interest Expense  Other non-interest expense totaled $156.3 million in 2009, up $6.3 million from 2008, primarily due to an increase in premiums for credit insurance on consumer real estate loans, partially offset by a decrease in separation expense.

Operating Lease Depreciation  Operating lease depreciation totaled $22.4 million in 2009, up $4.9 million from $17.5 million in 2008. The increase in 2009 was primarily due to the acquisition of FNCI in September 2009.

Visa Indemnification Expense  TCF is a member of Visa U.S.A. for issuance and processing of its card transactions. As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, for contingent losses in connection with certain covered litigation (“the Visa indemnification”) disclosed in Visa’s public filings with the Securities and Exchange Commission (SEC) based on its membership proportion. TCF is not a party to the lawsuits brought against Visa U.S.A. TCF’s membership proportion in Visa U.S.A. is ..16234% at December 31, 2009.

As of December 31, 2009, TCF held 308,219 Visa Inc. Class B shares with no recorded value that are generally restricted from sale, other than to other Class B shareholders, and are subject to dilution as a result of TCF’s indemnification obligation.

At December 31, 2009, TCF’s estimated remaining Visa contingent indemnification obligation was $3.1 million. The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates. TCF’s remaining indemnification obligation for Visa’s covered litigation is a highly judgmental estimate. TCF must rely on disclosures made by Visa to the public about the covered litigation in making estimates of this contingent indemnification obligation.

Income Taxes  Income tax expense represented 34.60% of income before income tax expense during 2009, compared with 37.30% and 28.38% in 2008 and 2007, respectively. The lower effective income tax rate for 2009, as compared with 2008, is primarily due to a $4.2 million decrease in income tax expense related to favorable developments in uncertain tax positions in 2009, partially offset by an increase in the annual effective income tax rate. Excluding these favorable developments and the higher state taxes in 2008, the effective income tax rate was 37.76% for 2009, up from 34.24% for 2008. The higher effective tax rate in 2008 compared with 2007 was primarily due to a $4.3 million increase in income tax expense and $2.8 million increase in deferred income taxes related to changes in state income tax laws, primarily in Minnesota. This compares with $18.4 million of reductions in income tax expense comprised of favorable settlements with the Internal Revenue Service of an isolated tax deduction from a prior year, the effects of state tax law changes, and other favorable developments involving uncertain tax positions in 2007.

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

As discussed under “Item 1A. Risk Factors”, TCF uses a REIT and related companies in the management of qualified real estate secured assets. In the third quarter of 2009, TCF received notice from a state taxing authority challenging the use of the REIT and related companies based on a recent court decision unrelated to TCF and unrelated to the laws in place for the tax years specified in the notice. TCF has complied with the state income tax laws, intends to vigorously defend its position, and believes the likelihood of loss is remote.

Consolidated Financial Condition Analysis

Securities Available for Sale  Securities available for sale were $1.9 billion, or 10.7% of total assets, at December 31, 2009. In 2009, TCF purchased $2.4 billion and sold $2.1 billion of treasury and agency securities due to opportunistic actions taken during volatile market conditions. TCF’s securities available for sale portfolio primarily includes fixed-rate mortgage-backed securities issued by Fannie Mae and Freddie Mac. Net unrealized pre-tax gains on securities available for sale totaled $2 million at December 31, 2009, compared with $37.3 million at December 31, 2008. TCF may, from time to time, sell treasury and agency securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

TCF’s securities portfolio does not contain commercial paper, asset-backed commercial paper or asset-backed securities secured by credit cards or car loans. TCF also does not participate in structured investment vehicles.

Loans and Leases  The following tables set forth information about loans and leases held in TCF’s portfolio.

(Dollars in thousands)	At December 31,					Compound Annual Growth Rate
						1-Year	5-Year
Portfolio Distribution:	2009	2008	2007	2006	2005	2009/2008	2009/2004
Consumer real estate and other: Consumer real estate:
Closed-end loans	$ 5,560,110	$ 5,645,579	$ 5,621,048	$ 5,278,143	$ 4,529,388	(1.5)%	7.2%
Lines of credit (1)	1,720,459	1,656,199	1,429,633	1,232,315	1,389,741	3.9	3.2
Total consumer real estate	7,280,569	7,301,778	7,050,681	6,510,458	5,919,129	(.3)	6.2
Other	51,422	62,561	223,691	206,984	287,407	(17.8)	(24.6)
Total consumer real estate and other	7,331,991	7,364,339	7,274,372	6,717,442	6,206,536	(.4)	5.5
Commercial real estate	3,269,003	2,984,156	2,557,330	2,390,653	2,297,500	9.5	8.7
Commercial business	449,516	506,887	558,325	551,995	435,203	(11.3)	.6
Total commercial	3,718,519	3,491,043	3,115,655	2,942,648	2,732,703	6.5	7.5
Leasing and equipment finance (2)	3,071,429	2,486,082	2,104,343	1,818,165	1,503,794	23.5	17.4
Inventory finance	468,805	4,425	–	–	–	N.M.	N.M.
Total loans and leases	$14,590,744	$13,345,889	$12,494,370	$11,478,255	$10,443,033	9.3	8.8

(1)             Excludes fixed-term amounts under lines of credit which are included in closed-end loans.

(2)             Excludes operating leases included in other assets.

N.M. Not Meaningful.

(In thousands)	At December 31, 2009
Geographic Distribution:	Consumer Real estate and Other	Commercial Real Estate and Commercial Business	Leasing and Equipment Finance(1)	Inventory Finance	Total
Minnesota	$2,827,968	$ 956,480	$ 76,273	$ 9,512	$ 3,870,233
Illinois	2,223,090	934,099	108,865	22,608	3,288,662
Michigan	1,153,276	825,369	113,892	18,676	2,111,213
Wisconsin	504,248	496,926	52,857	19,487	1,073,518
Colorado	501,944	112,219	50,993	4,835	669,991
California	9,769	23,708	387,517	12,969	433,963
Florida	4,867	59,249	200,417	24,363	288,896
Texas	2,103	2,950	245,492	21,960	272,505
Ohio	3,742	54,321	121,558	25,701	205,322
New York	3,660	7,253	167,477	26,209	204,599
Arizona	53,278	36,676	79,731	5,398	175,083
Indiana	24,422	67,429	55,280	15,246	162,377
Other	19,624	141,840	1,411,077	261,841	1,834,382
Total	$7,331,991	$3,718,519	$3,071,429	$468,805	$14,590,744

(1)             Excludes operating leases included in other assets.

Loans and leases outstanding at December 31, 2009 are shown by contractual maturity in the following table.

	At December 31, 2009(3)
(In thousands)	Consumer Real Estate and Other	Commercial Real Estate	Commercial Business	Leasing and Equipment Finance(2)	Inventory Finance	Total Loans and Leases
Amounts due:
Within 1 year	$ 584,548	$ 573,747	$274,124	$1,156,061	$468,805	$ 3,057,285
After 1 year:
1 to 2 years	347,674	339,546	57,142	764,616	–	1,508,978
2 to 3 years	421,414	317,172	54,023	553,131	–	1,345,740
3 to 5 years	722,873	1,299,947	44,880	527,918	–	2,595,618
5 to 10 years	1,610,465	649,156	17,426	66,914	–	2,343,961
10 to 15 years	1,319,184	84,234	1,921	2,789	–	1,408,128
Over 15 years	2,325,833	5,201	–	–	–	2,331,034
Total after 1 year	6,747,443	2,695,256	175,392	1,915,368	–	11,533,459
Total	$7,331,991	$3,269,003	$449,516	$3,071,429	$468,805	$14,590,744
Amounts due after 1 year on:
Fixed-rate loans and leases	$4,966,544	$1,511,655	$102,501	$1,915,368	$ –	$ 8,496,068
Variable- and adjustable-rate loans (1)	1,780,899	1,183,601	72,891	–	–	3,037,391
Total after 1 year	$6,747,443	$2,695,256	$175,392	$1,915,368	$ –	$11,533,459

(1)    Excludes fixed-term amounts under lines of credit which are included in closed-end loans.

(2)    Excludes operating leases included in other assets.

(3)    This table does not include the effect of prepayments, which is an important consideration in management’s interest-rate risk analysis. Company experience indicates that loans and leases remain outstanding for significantly shorter periods than their contractual terms.

Retail Lending  TCF’s consumer real estate loan portfolio represents approximately half of its total loan and lease portfolio. The consumer real estate portfolio was flat in 2009 and increased 3.6% in 2008.

TCF’s consumer real estate portfolio is secured by mortgages filed on residential real estate. At December 31, 2009, 68% of loan balances were secured by first mortgages. The average loan size secured by a first mortgage was $117 thousand and the average balance of loans secured by a junior lien position was $36 thousand at December 31, 2009. At December 31, 2009, 27% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 25% at December 31, 2008. At January 1, 2010, $1.7 billion or 91% of variable-rate consumer real estate loans were at their contractual interest rate floor, compared with $1.8 billion or 98% at January 1, 2009.

At December 31, 2009, 76% of TCF’s consumer real estate loans consisted of closed-end loans, compared with 77% at December 31, 2008. TCF’s closed-end consumer real estate loans require payments of principal and interest over a fixed term. The average home value, which is based on original values securing the loans and lines of credit in this portfolio, was $250 thousand as of December 31, 2009. TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal. The average FICO (Fair Isaac Company) credit score at loan origination for the consumer real estate portfolio was 725 as of December 31, 2009 and 723 as of December 31, 2008.

TCF’s consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Loans with loan-to-value (LTV) ratios in excess of 90% are only made to creditworthy customers based on risk scoring models and other credit underwriting criteria. TCF does not have any subprime lending programs and does not originate 2/28 adjustable-rate mortgages (ARM) or Option ARM loans. TCF also does not originate consumer real estate loans with multiple payment options or loans with “teaser” interest rates. Although TCF does not have any programs that target subprime borrowers, in the normal course of lending to customers, loans have been originated with FICO scores below 620 at lower LTV ratios. Approximately 6% of the consumer real estate portfolio, as of December 31, 2009, was originated at FICO scores below 620. TCF originated $1.9 billion of new loans in 2008 and 2009; of these loans, net charge-offs over the last eight quarters totaled $4 million, or .10%.

At both December 31, 2009 and December 31, 2008, total consumer real estate lines of credit outstanding were $2.2 billion. Outstanding balances on consumer real estate lines of credit were 58% of total lines of credit at December 31, 2009, compared with 55% at December 31, 2008.

Commercial Banking  Commercial real estate loans increased $284.8 million from December 31, 2008 to $3.3 billion at December 31, 2009. Variable- and adjustable-rate loans represented 47% of commercial real estate loans outstanding at December 31, 2009. Commercial business loans decreased $57.4 million in 2009 to $449.5 million at December 31, 2009. TCF continues to expand its commercial lending activities generally to borrowers located in its primary markets. With a focus on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at December 31, 2009. At December 31, 2009, approximately 92% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary markets. Included in TCF’s commercial real estate loan portfolio as of December 31, 2009, are $32.1 million of loans to residential home builders. At December 31, 2009, the construction and development portfolio had $13.1 million in loans over 30-days delinquent compared with $223 thousand at December 31, 2008.

The following tables summarize TCF’s commercial real estate loan portfolio by property type.

	At December 31,
	2009			2008
(In thousands)	Permanent	Construction and Development	Total	Permanent	Construction and Development	Total
Retail services (1)	$ 816,792	$23,909	$ 840,701	$ 792,312	$ 49,117	$ 841,429
Apartments	646,127	26,315	672,442	572,545	13,210	585,755
Office buildings	573,602	52,056	625,658	443,509	34,413	477,922
Warehouse/industrial buildings	460,150	8,372	468,522	405,284	18,583	423,867
Hotels and motels	187,371	54,092	241,463	148,502	62,714	211,216
Health care facilities	38,423	–	38,423	24,390	1,926	26,316
Residential home builders	21,719	10,426	32,145	36,495	40,959	77,454
Other	272,335	77,314	349,649	270,048	70,149	340,197
Total	$3,016,519	$252,484	$3,269,003	$2,693,085	$291,071	$2,984,156

	At December 31,
		2009			2008
(Dollars in thousands)	Balance	Number of Loans	Over 30-Day Delinquency Rate as a Percentage of Balance	Balance	Number of Loans	Over 30-Day Delinquency Rate as a Percentage of Balance
Retail services (1)	$ 840,701	473.31%		$ 841,429	532	–%
Apartments	672,442	648.05		585,755	597.04
Office buildings	625,658	288.55		477,922	260.53
Warehouse/industrial buildings	468,522	285	–	423,867	282	–
Hotels and motels	241,463	42	–	211,216	49	–
Health care facilities	38,423	13	–	26,316	12.50
Residential home builders	32,145	21	–	77,454	75.43
Other	349,649	237	2.97	340,197	223.02
Total	$3,269,003	2,007.62%		$2,984,156	2,030.11%

(1)             Primarily retail shopping centers and stores, convenience stores, gas stations and restaurants.

Leasing and Equipment Finance  The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type, excluding operating leases.

	At December 31,
(Dollars in thousands)	2009			2008
			Over 30-Day			Over 30-Day
			Delinquency as			Delinquency as
		Percent	a Percentage		Percent	a Percentage
Marketing Segment	Balance	of Total	of Balance	Balance	of Total	of Balance
Middle market (1)	$1,465,123	47.7%	1.66%	$1,487,749	59.8%	1.45%
Small ticket (2)	815,515	26.6	2.56	525,686	21.1	1.35
Winthrop	577,972	18.8	.81	328,553	13.2	.08
Other	212,819	6.9	.03	144,094	5.9	.16
Total	$3,071,429	100.0%	1.62%	$2,486,082	100.0%	1.17%

(1)    Middle market consists primarily of loan and lease financing of construction and manufacturing equipment and specialty vehicles.

(2)    Small ticket includes loan and lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations.

	At December 31,
(Dollars in thousands)	2009		2008
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Specialty vehicles	$ 540,847	17.6%	$ 499,519	20.1%
Manufacturing	469,291	15.3	406,532	16.4
Medical	446,340	14.5	356,706	14.3
Construction	416,518	13.6	453,542	18.2
Technology and data processing	379,971	12.4	259,696	10.4
Golf cart and turf	181,546	5.9	59,823	2.4
Furniture and fixtures	178,571	5.8	61,443	2.5
Printing	81,467	2.7	77,939	3.1
Exercise equipment	73,221	2.4	21,231.9
Other	303,657	9.8	289,651	11.7
Total	$3,071,429	100.0%	$2,486,082	100.0%

The leasing and equipment finance portfolio increased 23.5% from December 31, 2008 to $3.1 billion at December 31, 2009, consisting of $868.9 million of loans and $2.2 billion of leases. Total loan and lease originations for TCF Equipment Finance and Winthrop Resources were $1.2 billion for 2009, a decrease of 11.8% from $1.4 billion in 2008. Total loan and lease purchases by TCF Equipment Finance and Winthrop Resources increased to $563.9 million for 2009, from $15 million for 2008. The backlog of approved transactions was $322.6 million at December 31, 2009, compared with $328 million at December 31, 2008. The average size of transactions originated during 2009 was $82.7 thousand, compared with $92.3 thousand during 2008. TCF’s leasing activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service. Declines in value of equipment under lease increase the potential for impairment losses and credit losses due to diminished collateral value, and may result in lower sales-type revenue at the end of the contractual lease tem.  See Note 1 of Notes to Consolidated Financial Statements – Policies Related to Critical Accounting Estimates for information on lease accounting.

At December 31, 2009 and 2008, $254.9 million and $56.3 million, respectively, of TCF’s lease portfolio were discounted on a non-recourse basis with third-party financial institutions and, consequently, TCF retains no credit risk on such amounts. The leasing and equipment finance portfolio tables above include lease residuals.  Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis.  Any downward revisions in estimated fair value are recorded in the periods in which they become known. At December 31, 2009, lease residuals totaled $106.3 million, or 8.7% of original equipment value, compared with $52.9 million, or 6.3% of original equipment value, at December 31, 2008.

TCF Inventory Finance The following table summarizes the TCF Inventory Finance portfolio by marketing segment.

(Dollars in thousands)	At December 31, 2009
Equipment Type	Balance	Percent of Total
Lawn and garden	$346,509	73.9%
Electronics and appliances	122,296	26.1
Total	$468,805	100.0%

In the third quarter of 2009, TCF formed a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro and Exmark brands with reliable, cost-effective sources of financing. TCF and Toro will maintain a 55% and 45% ownership interest, respectively, in Red Iron. As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements. Toro’s interest is reported as a non-controlling interest within equity and qualifies as tier 1 regulatory capital. In the fourth quarter of 2009, Red Iron purchased $90.8 million of inventory finance loans from Toro.

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

The Company considers the allowance for loan and lease losses of $244.5 million appropriate to cover losses incurred in the loan and lease portfolios as of December 31, 2009. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

The allocation of TCF’s allowance for loan and lease losses and credit loss reserves are as follows.

						Allocations as a Percentage of Total Loans and Leases Outstanding by Type
	At December 31,					At December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005	2009	2008	2007	2006	2005
Consumer real estate	$164,966	$ 98,436	$31,596	$13,177	$10,633	2.27%	1.38%	.45%	.20%	.18%
Consumer other	2,476	2,664	2,059	2,211	2,053	4.82	4.31	3.05	3.54	3.57
Total consumer	167,442	101,100	33,655	15,388	12,686	2.28	1.37	.46	.23	.20
Commercial real estate	37,274	39,386	25,891	22,662	21,222	1.14	1.32	1.01	.95	.92
Commercial business	6,230	11,865	7,077	7,503	6,602	1.39	2.34	1.27	1.36	1.52
Total commercial	43,504	51,251	32,968	30,165	27,824	1.17	1.47	1.06	1.03	1.02
Leasing and equipment finance	32,063	20,058	14,319	12,990	15,313	1.04	.81	.68	.71	1.02
Inventory finance	1,462	33	–	–	–	.31	.75	–	–	–
Total allowance for loan and lease losses	244,471	172,442	80,942	58,543	55,823	1.68	1.29	.66	.52	.55
Other credit loss reserves:
Reserves netted against portfolio asset balances	10,168	–	–	–	–	N.A.	N.A.	N.A.	N.A.	N.A.
Reserves for unfunded commitments	3,850	1,510	399	402	189	N.A.	N.A.	N.A.	N.A.	N.A.
Total credit loss reserves	$258,489	$173,952	$81,341	$58,945	$56,012	1.77	1.30	.66	.52	.55

N.A. Not Applicable.

The increase in the consumer real estate allowance from December 31, 2008 to December 31, 2009, is primarily due to increased actual and estimated charge-offs due to continued weakness in residential real estate market conditions and higher levels of unemployment. The commercial lending allowance is generally volatile due to reserves for specific loans based on individual facts and collateral values as loans migrate to potential problem loans or to non-accrual. Charge-offs are taken against such specific reserves. The commercial allowance decreased in 2009 from 2008 due to these factors. The increase in the leasing and equipment finance allowance was primarily due to higher charge-offs and the resulting portfolio reserve rate increases, primarily the result of credit losses on construction, manufacturing and certain medical equipment.

The following table sets forth information detailing the allowance loan for and lease losses.

	Year Ended December 31,
(In thousands)	2009	2008	2007	2006	2005
Balance at beginning of year	$ 172,442	$ 80,942	$ 58,543	$ 55,823	$ 75,393
Charge-offs:
Consumer real estate
First mortgage lien	(55,420)	(29,009)	(9,589)	(3,142)	(2,363)
Junior lien	(53,137)	(34,190)	(12,197)	(4,756)	(2,951)
Total real estate	(108,557)	(63,199)	(21,786)	(7,898)	(5,314)
Consumer other	(18,498)	(20,830)	(19,455)	(18,423)	(18,675)
Total consumer	(127,055)	(84,029)	(41,241)	(26,321)	(23,989)
Commercial real estate	(35,956)	(11,884)	(2,409)	(228)	(74)
Commercial business	(9,810)	(5,731)	(1,264)	(555)	(454)
Leasing and equipment finance	(29,372)	(13,156)	(7,507)	(6,117)	(23,387)
Inventory finance	(205)	–	–	–	–
Total charge-offs	(202,398)	(114,800)	(52,421)	(33,221)	(47,904)
Recoveries:
Consumer real estate
First mortgage lien	808	202	253	108	135
Junior lien	1,129	633	955	173	196
Total consumer real estate	1,937	835	1,208	281	331
Consumer other	10,741	11,525	13,019	13,621	14,705
Total consumer	12,678	12,360	14,227	13,902	15,036
Commercial real estate	440	30	–	39	82
Commercial business	697	130	16	86	2,627
Leasing and equipment finance	2,053	1,735	3,585	1,225	2,003
Inventory finance	23	–	–	–	–
Total recoveries	15,891	14,255	17,828	15,252	19,748
Net charge-offs	(186,507)	(100,545)	(34,593)	(17,969)	(28,156)
Provision charged to operations	258,536	192,045	56,992	20,689	8,586
Balance at end of year	$ 244,471	$ 172,442	$ 80,942	$ 58,543	$ 55,823

The following table sets forth additional information regarding net charge-offs.

	Year Ended December 31,
	2009		2008
		% of		% of
		Average		Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases	Charge-offs	Leases
Consumer real estate
First mortgage lien	$ 54,612	1.11%	$ 28,807.66%
Junior lien	52,009	2.21	33,557	1.39
Total consumer real estate	106,621	1.46	62,364.90
Consumer other	7,756	N.M.	9,305	N.M.
Total consumer	114,377	1.56	71,669.98
Commercial real estate	35,515	1.13	11,854.44
Commercial business	9,113	1.92	5,601	1.05
Total commercial	44,628	1.24	17,455.54
Leasing and equipment finance	27,320.97		11,421.50
Inventory finance	182.10		–	–
Total	$186,507	1.34	$100,545.78

N.M. Not Meaningful.

Non-Performing Assets  The increase in non-accrual loans and leases from December 31, 2008 was primarily due to increases in commercial and consumer real estate non-accrual loans and leases. Consumer real estate properties owned increased from December 31, 2008 due to the addition of 707 new properties exceeding sales of 596 properties in 2009, as the average amount of time to sell properties has increased from 4.2 months in 2008 to 4.6 months in 2009. The consumer real estate portfolio is secured by a total of 88,609 properties of which 504, or .57%, were in other real estate owned as of December 31, 2009. This compares with 306 other real estate owned properties, or .34%, as of December 31, 2008. Consumer real estate loans are charged-off to their estimated realizable values upon entering non-accrual status. Any necessary additional reserves are established for commercial, leasing and equipment finance and inventory finance loans and leases when reported as non-accrual. Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property.

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

Non-performing assets are summarized in the following table.

	At December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Non-accrual loans and leases:
Consumer real estate
First mortgage lien	$118,313	$ 71,078	$ 23,750	$14,001	$14,919
Junior lien	20,846	11,793	5,391	5,291	5,872
Total consumer real estate	139,159	82,871	29,141	19,292	20,791
Consumer other	141	65	6	27	28
Total consumer	139,300	82,936	29,147	19,319	20,819
Commercial real estate	77,627	54,615	19,999	12,849	188
Commercial business	28,569	14,088	2,658	3,421	2,207
Total commercial	106,196	68,703	22,657	16,270	2,395
Leasing and equipment finance	50,008	20,879	8,050	7,596	6,434
Inventory finance	771	–	–	–	–
Total non-accrual loans and leases	296,275	172,518	59,854	43,185	29,648
Other real estate owned:
Residential real estate	66,956	38,632	28,752	19,899	14,877
Commercial real estate	38,812	23,033	17,013	2,554	2,834
Total other real estate owned	105,768	61,665	45,765	22,453	17,711
Total non-performing assets	$402,043	$234,183	$105,619	$65,638	$47,359
Non-performing assets as a percentage of:
Net loans and leases	2.80%	1.78%	.86%	.58%	.47%
Total assets	2.25	1.40	.66	.45	.35
Non-performing assets secured by residential real estate as a percentage of total non-performing assets	51.27	51.88	54.81	59.71	75.31

The changes in amount of non-accrual loans and leases for the year ended December 31, 2009 is summarized in the following table.

At or for the Year Ended December 31, 2009	Consumer	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Balance, beginning of period	$ 82,936	$ 68,703	$ 20,879	$ –	$ 172,518
Additions	223,785	127,951	97,260	2,515	451,511
Charge-offs	(43,180)	(41,663)	(27,616)	(64)	(112,523)
Transfers to real estate owned or repossessed equipment	(85,944)	(28,151)	(20,179)	–	(134,274)
Return to accrual status	(30,274)	(3,304)	(3,927)	–	(37,505)
Payments	(6,136)	(15,754)	(15,905)	(1,680)	(39,475)
Other, net	(1,887)	(1,586)	(504)	–	(3,977)
Balance, end of period	$139,300	$106,196	$ 50,008	$ 771	$ 296,275

Charge-offs and allowances recorded to date on the December 31, 2009 loan and lease portfolio and the remaining contractual loan balance prior to non-accrual status is summarized in the following table.

				Charge-offs and
				Allowance Recorded
			Remaining	as a Percentage
	Contractual Loan	Charge-offs	Net Loan	of Contractual
	Balance Owed	and Allowance	and Lease	Loan Balance
(Dollars in thousands)	by Customer	Recorded	Exposure	Owed by Customer
Consumer	$170,818	$33,044	$137,774	19.3%
Commercial	131,384	33,776	97,608	25.7
Leasing and equipment finance	50,008	14,976	35,032	29.9
Inventory finance	771	22	749	2.9
Total at December 31, 2009	$352,981	$81,818	$271,163	23.2%

The changes in amount of other real estate owned for the year ended December 31, 2009 is summarized in the following table.

	Residential	Commercial
At or for the Year Ended December 31, 2009	Real Estate	Real Estate	Total
Balance, beginning of period	$ 38,632	$23,033	$ 61,665
Transferred from non-accrual status	85,944	28,151	114,095
Voluntarily surrendered	16,800	453	17,253
Sales of properties	(66,901)	(9,616)	(76,517)
Writedowns	(9,731)	(3,485)	(13,216)
Other, net	2,212	276	2,488
Balance, end of period	$ 66,956	$38,812	$105,768

The summary of charge-offs and writedowns recorded to date on other real estate owned compared to the contractual loan balances prior to non-performing status is summarized in the following table.

(Dollars in thousands)	Contractual Loan Balance Prior to Non- performing Status	Charge-offs and Writedowns Recorded	Other Real Estate Owned Balance	Charge-offs and Writedowns Recorded as a Percentage of Contractual Loan Balance Prior to Non- performing Status
Residential real estate	$ 91,305	$24,349	$ 66,956	26.7%
Commercial real estate	53,738	14,926	38,812	27.8
Total at December 31, 2009	$145,043	$39,275	$105,768	27.1%

Repossessed and Returned Equipment  At December 31, 2009 and December 31, 2008, TCF had $17.4 million and $10.9 million, respectively, of repossessed and returned equipment held for sale in its leasing and equipment finance and inventory finance business. The overall economic environment influences the level of repossessed and returned equipment, the demand for these types of used equipment in the marketplace and the fair value or ultimate sales prices at disposition. TCF periodically determines the fair value of this equipment and, if lower than its recorded basis, makes adjustments.

Impaired Loans  Impaired loans include non-accrual commercial real estate and commercial business loans, equipment finance loans, inventory finance loans and any restructured consumer real estate loans. The non-accrual impaired loans are included in the previous disclosures of non-performing assets. Impaired loans are summarized in the following table.

	At December 31,
(In thousands)	2009	2008	Change
Non-accrual loans:
Consumer real estate	$ 15,416	$ 9,216	$ 6,200
Commercial real estate	77,627	54,615	23,012
Commercial business	28,569	14,088	14,481
Leasing and equipment finance	14,204	5,552	8,652
Inventory finance	771	–	771
Subtotal	136,587	83,471	53,116
Accruing restructured consumer real estate loans	252,510	27,423	225,087
Total impaired loans	$389,097	$110,894	$278,203

Impaired loans totaled $389.1 million and $110.9 million at December 31, 2009, and December 31, 2008, respectively. The increase in impaired loans from December 31, 2008 was primarily due to a $225.1 million increase in consumer real estate accruing restructured loans resulting from TCF’s expanded consumer modification activity and an increase in commercial real estate non-accrual loans. Included in impaired loans were $249.6 million and $25.3 million of accruing restructured consumer real estate loans less than 90 days past due as of December 31, 2009 and 2008, respectively. The related allowance for credit losses on impaired loans was $40.6 million at December 31, 2009, compared with $24.6 million at December 31, 2008. The average balance of impaired loans was $219.8 million for 2009 compared with $68.3 million for 2008.

Past Due Loans and Leases  The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At December 31,
	2009		2008
(Dollars in thousands)	Principal Balances	Percentage of Loans and Leases	Principal Balances	Percentage of Loans and Leases
Excluding acquired portfolios: (1) (2)
60-89 days	$ 50,567.36%		$41,851.32%
90 days or more	44,700.33		37,619.28
Total	$ 95,267.69%		$79,470.60%
Including acquired portfolios: (1)
60-89 days	$ 54,073.38%		$41,851.32%
90 days or more	52,056.36		37,619.28
Total	$106,129.74%		$79,470.60%

(1)    Excludes non-accrual loans and leases.

(2)    Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios is not expected to result in losses exceeding the credit reserves netted against the loan balances.

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type, excluding non-accrual loans and leases.

	At December 31,
	2009		2008
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Consumer real estate
First mortgage lien	$ 65,074	1.34%	$53,482	1.11%
Junior lien	17,942.78		13,940.58
Total consumer real estate	83,016	1.16	67,422.93
Consumer other	215.42		313.51
Total consumer	83,231	1.16	67,735.93
Commercial real estate	22	–	225.01
Commercial business	46.01		605.12
Total commercial	68	–	830.02
Leasing and equipment finance	11,263.44		10,905.44
Inventory finance	705.19		–	–
Subtotal (1)	95,267.69		79,470.60
Delinquencies in acquired portfolios (2)	10,862	1.93	–	–
Total	$106,129.74%		$79,470.60%

(1)    Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios is not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)    At December 31, 2009, includes $841.6 million of loans and leases.

Loan Modifications  TCF may modify certain loans to retain customers or to maximize collection of loan balances. TCF has maintained several programs designed to assist consumer real estate customers by extending payment dates or reducing customer’s contractual payments. All loan modifications are made on a case by case basis. However, under these programs, TCF typically reduces customer’s contractual payments for a period of 12 to 18 months. Loan modification programs for consumer real estate borrowers implemented in the third quarter of 2009 have resulted in a significant increase in restructured loans. Primarily these loans are classified as troubled debt restructurings, referred to as restructured loans and generally accrue interest although at lower rates than the original loan.

A large number of modified loans were delinquent at the time of modification and in most cases these loans were no longer carried as delinquent following the modification. The status of these loans at December 31, 2009 is based on the modified loan terms.

At December 31,2009, $252.5 million of loans were accruing and were considered restructured loans, as the borrower was experiencing financial difficulties and concessions were granted that would not otherwise have been considered. Reserves for losses on accruing consumer real estate restructured loans were $27 million, or 10.7 percent of the outstanding balance at December 31, 2009. The over 60-day delinquency rate on these restructured loans was 2.48 percent at December 31, 2009.

Potential Problem Loans and Leases  In addition to non-performing assets, there were $370.3 million of loans and leases at December 31, 2009, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $185.5 million at December 31, 2008. The increase in potential problem loans and leases is primarily due to an increase in commercial loans that were downgraded due to the borrower’s exposure to declining home values. Potential problem loans and leases are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement. Although these loans and leases have been identified as potential problem loans and leases, they may never become delinquent, non-performing or impaired. At December 31, 2009, approximately 98% of these loans were less than 60 days past due. Additionally, these loans and leases are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing. Potential problem loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Potential problem loans and leases are summarized as follows.

	At December 31,
	2009		2008
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Commercial real estate	$288,848	8.84%	$137,332	4.60%
Commercial business	42,464	9.45	27,127	5.35
Leasing and equipment finance	38,998	1.27	20,994.84
Total	$370,310	5.45	$185,453	3.10

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

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments and borrowings. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF’s deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources. At December 31, 2009, TCF had $2.8 billion in unused secured borrowing capacity under these funding sources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Borrowings.”

Potential sources of liquidity for TCF include secured borrowings from FHLB and the Federal Reserve Discount Window or other unsecured and uncommitted short-term lines, and issuance of debt and equity securities. TCF Bank’s ability to pay dividends or make other capital distributions to TCF is restricted by regulation and may require regulatory approval.

Deposits  Deposits totaled $11.6 billion at December 31, 2009, up $1.3 billion from December 31, 2008. Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Checking, savings and money market deposits totaled $10.4 billion, up $2.7 billion from December 31, 2008, and comprised 90% of total deposits at December 31, 2009, compared with 75% of total deposits at December 31, 2008. The average balance of these deposits for 2009 was $9.5 billion, an increase of $2 billion over the $7.5 billion average balance for 2008. Certificates of deposit totaled $1.2 billion at December 31, 2009, down $1.4 billion from December 31, 2008. TCF had no brokered deposits at December 31, 2009 or 2008. Non-interest bearing deposits represented 21% and 22% of total deposits as of December 31, 2009 and 2008, respectively. TCF’s weighted-average cost for deposits, including non-interest bearing deposits, was .65% at December 31, 2009, compared with 1.61% at

December 31, 2008. The decrease in the weighted average rate for deposits was due to pricing decisions made by management as a result of declining interest rates during 2009.

Borrowings  Borrowings totaled $4.8 billion at December 31, 2009, up $94.7 million from December 31, 2008.

See Notes 10 and 11 of Notes to Consolidated Financial Statements for detailed information on TCF’s borrowings. The weighted-average rate on borrowings was 4.42% at December 31, 2009, and 4.48% at December 31, 2008. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings.

Contractual Obligations and Commitments  As disclosed in the Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts. At December 31, 2009, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Total borrowings (1)	$4,755,499	$453,399	$413,388	$1,003,177	$2,885,535
Annual rental commitments under non-cancelable operating leases	231,332	27,212	47,150	41,416	115,554
Campus marketing agreements	45,072	2,985	5,454	5,157	31,476
Visa indemnification expense (2)	3,051	3,051	–	–	–
	$5,034,954	$486,647	$465,992	$1,049,750	$3,032,565

(In thousands)	Amount of Commitment – Expiration by Period
		Less than	1-3	3-5	After 5
Commitments	Total	1 Year	Years	Years	Years
Commitments to lend:
Consumer real estate and other	$1,596,706	$ 10,707	$150,682	$ 135,617	$1,299,700
Commercial	336,428	218,271	76,243	34,134	7,780
Leasing and equipment finance	124,898	124,898	–	–	–
Total commitments to lend	2,058,032	353,876	226,925	169,751	1,307,480
Standby letters of credit and guarantees on industrial revenue bonds	39,281	26,455	12,811	15	–
	$2,097,313	$380,331	$239,736	$ 169,766	$1,307,480

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

Stockholders’ Equity  Stockholders’ equity at December 31, 2009 was $1.2 billion, or 6.57% of total assets, down from $1.5 billion, or 8.92% of total assets, at December 31, 2008. The decrease in stockholders’ equity was primarily due to the repayment of $361.2 million in preferred stock, the payment of $50.8 million in dividends on common stock and $5.7 million of dividends on preferred stock, partially offset by a net income of $87.1 million. Dividends to common shareholders on a per share basis totaled 40 cents in 2009, a decrease of 60% from $1 in 2008. TCF’s dividend payout ratio was 74% in 2009. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At December 31, 2009, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors.

For the year ended December 31, 2009, average total equity to average assets was 7.20%, compared with 7.04% for the year ended December 31, 2008. For the year ended December 31, 2009, tangible realized common equity to tangible assets was 5.86%, compared with 6.01% for the year ended December 31, 2008. Tangible realized common equity represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible realized common equity was $1 billion at December 31, 2009, compared with $996.4 million at December 31, 2008. Tangible assets represent common equity less goodwill and other intangible assets. Tangible assets were $17.7 billion at December 31, 2009, compared with $16.6 billion at December 31, 2008. At December 31, 2009, TCF Financial and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve Board and the Office of the Comptroller of the Currency. See Notes 13 and 14 of Notes to Consolidated Financial Statements.

One factor considered in TCF’s capital planning process is the amount of dividends paid to common stockholders as a component of common capital generated.

TCF’s common capital generated for the year ended December 31, 2009 is as follows.

(Dollars in thousands)	2009
Net income	$ 86,687
Add: Net loss attributable to the non-controlling interest	410
Preferred stock dividends	(18,403)
Net income available to common stockholders	68,694
Treasury shares sold to TCF employee benefit plans	19,147
Amortization of stock compensation	8,615
Other	(100)
Subtotal	27,662
Total common capital generated	$ 96,356
Common dividend as a percentage of total common capital generated	52.75%

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

Recent Accounting Developments

On June 12, 2009, the FASB issued Financial Accounting Standards Codification 860-10-65, Accounting for Transfers of Financial Assets, which removes the concept of a qualifying special-purpose entity from GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The initial adoption of this statement will not impact TCF’s consolidated financial statements. TCF has not used any special purpose entities to derecognize financial assets.

On June 12, 2009, the FASB issued Financial Accounting Standards Codification 810-10-65, Amendments to FASB Interpretation No. 46(R), which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of a variable interest entity must be disregarded in applying the provisions of Interpretation 46(R). This Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this Statement will not impact TCF’s consolidated financial statements.

Fourth Quarter Summary

In the fourth quarter of 2009, TCF reported net income of $19.5 million, compared with $27.7 million in the fourth quarter of 2008. Diluted earnings per common share was 15 cents for the fourth quarter of 2009, compared with 20 cents for the same 2008 period.

Net interest income was $169.6 million for the quarter ended December 31, 2009, up $22.5 million, or 15.3%, from the quarter ended December 31, 2008. The increase in net interest income was primarily due to the growth in average interest-earning assets, up $1.3 billion over the fourth quarter of 2008. The net interest margin was 4.07% and 3.84% for the fourth quarter of 2009 and 2008, respectively.

TCF provided $77.4 million for credit losses in the fourth quarter of 2009, compared with $47.1 million in the fourth quarter of 2008, primarily due to higher consumer real estate and commercial real estate net charge-offs and the resulting portfolio reserve rate increases. For the fourth quarter of 2009, net loan and lease charge-offs were $48.7 million, or 1.35% of average loans and leases outstanding, compared with $33.6 million, or 1.02% of average loans and leases outstanding during the same 2008 period primarily due to higher consumer real estate and commercial real estate loan net charge-offs.

Total non-interest income in the fourth quarter of 2009 was $143.1 million, compared with $125 million in the fourth quarter of 2008. The increase in non-interest income was primarily due to an increase in leasing and fees and service charges. Fees and service charges were $74.9 million, up 11% from the fourth quarter of 2008, primarily due to an increased number of checking accounts and related fee income. Card revenues totaled $26.8 million for the fourth quarter of 2009, up 6.2% over the same 2008 period. Leasing and equipment finance revenues were $24.4 million for the fourth quarter of 2009, up $8.1 million from the fourth quarter of 2008 primarily due to an increase in sales-type lease revenues and increased operating lease revenue as a result of the FNCI acquisition by Winthrop Resources Corporation at the end of the third quarter of 2009.

Non-interest expense totaled $206.8 million for the 2009 fourth quarter, an increase of $27 million, or 15%, from $179.8 million for the 2008 fourth quarter. Compensation and employee benefits increased $6.1 million, or 7.3%, from the fourth quarter of 2008, primarily due to increases in leasing and equipment finance and inventory finance compensation costs as a result of expansion and growth. Occupancy and equipment expenses decreased $1.4 million, or 4.3%, from the fourth quarter of 2008, primarily due to costs associated with branch expansion, relocation and remodels. Deposit account premium expense increased $3.7 million from the fourth quarter of 2008, due to new marketing campaigns which resulted in increased checking account production. Other expense in the fourth quarter of 2009 increased $3.7 million, or 8.9%, from the fourth quarter of 2008 primarily due to an increase in credit insurance.

In the fourth quarter of 2009, the effective income tax rate was 32.77% of income before tax expense, down from 38.75% for the fourth quarter of 2008. The lower effective tax rate for the fourth quarter of 2009, compared with the fourth quarter of 2008, was primarily due to a $1.1 million year-to-date reduction due to a decrease in the estimated tax rate, while the 2008 fourth quarter included a $1.5 million increase in income tax expense related to distributions from the Company’s deferred compensation plans.

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

Pursuant to Section 303A.12 of the New York Stock Exchange (“NYSE”) Listed Company Manual, TCF’s Chief Executive Officer submitted a certification to the NYSE on May 15, 2009 indicating that he was not aware of any violation by TCF of the NYSE’s Corporate Governance listing standards.

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

Adverse Economic or Business Conditions, Credit Risks  Continued or deepening deterioration in general economic and banking industry conditions, or continued increases in unemployment in TCF’s primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, deposit account attrition, or an inability to increase the number of deposit accounts; adverse changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including continuing declines in commercial or residential real estate values or changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF’s interest-earning assets and the rates paid on its deposits and borrowings.

Earnings/Capital Constraints, Liquidity Risks  Limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to deteriorating conditions in the banking industry and the economic impact on banks of the Emergency Economic Stabilization Act, as amended (“EESA”); the impact of financial regulatory reform proposals, including possible additional capital requirements; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources.

Legislative and Regulatory Requirements  Consumer protection and supervisory requirements which could include the creation of a new consumer protection agency and limits on Federal preemption for state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the EESA, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws; reduction of interchange revenue from debit card transactions; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions); adverse regulatory examinations and resulting enforcement actions, including those provided for under the Bank Secrecy Act; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Risks Relating to New Product Introduction  TCF has recently introduced a new anchor retail deposit account product that replaces TCF Totally Free Checking, and that calls for a monthly maintenance fee on accounts not meeting certain specific requirements. TCF is also in the process of implementing new regulatory requirements that prohibit financial institutions from charging NSF fees on point-of-sale and ATM transactions unless customers opt-in. Customer acceptance of the new product changes cannot be predicted with certainty, and these changes may have an adverse impact on TCF’s ability to generate and retain accounts and on its fee income revenue.

Litigation Risks  Results of litigation, including class action litigation concerning TCF’s lending or deposit activities or fees or charges, or employment practices,

and possible increases in indemnification obligations for certain litigation against Visa U.S.A. (“covered litigation”) and potential reductions in card revenues resulting from covered litigation or other litigation against Visa.

Competitive Conditions; Supermarket Branching Risk  Reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches.

Accounting, Audit, Tax and Insurance Matters  Changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments, including adoption of state legislation that would increase state taxes; adverse state or Federal tax assessments or findings in tax audits; lack of or inadequate insurance coverage for claims against TCF.

Technological and Operational Matters  Technological, computer related or operational difficulties or loss or theft of information and the possibility that deposit account losses (fraudulent checks, etc.) may increase.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage interest-rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks, in the normal course of its business, the Company considers interest-rate risk to be one of its most significant market risks. See “Item 1A. Risk Factors – Market Risk Management” for further discussion. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. TCF, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices (e.g., the prime rate).

TCF’s Asset/Liability Management Committee (ALCO) manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The base net interest income simulation performed as of December 31, 2009, assumes interest rates are unchanged for the next twelve months. The net interest income simulation shows that if short-term and long-term interest rates were to sustain an immediate increase of 100 basis points in the next twelve months that net interest income would not significantly change from the base case.

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

TCF’s one-year interest rate gap was a negative $1.2 billion, or 6.6% of total assets at December 31, 2009, compared with a negative $631 million, or 3.8% of total assets at December 31, 2008. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 25 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.2 billion of fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2009, by approximately $57 million, or 8.6%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2009, by approximately $132 million, or 19.9%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may also adversely impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates. Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

The following table summarizes TCF’s interest-rate gap position at December 31, 2009.

	Maturity/Rate Sensitivity
(Dollars in thousands)	Within 30 Days	30 Days to 6 Months	6 Months to 1 Year	1 to 3 Years	3+ Years	Total
Interest-earning assets:
Consumer loans (1)	$ 285,276	$ 468,511	$ 523,085	$2,578,443	$3,476,676	$ 7,331,991
Commercial loans (1)	288,799	432,976	376,063	1,075,530	1,545,151	3,718,519
Leasing and equipment finance (1)	160,312	615,871	523,087	1,288,164	483,995	3,071,429
Securities available for sale (1)	15,954	73,236	98,584	356,779	1,365,923	1,910,476
Investments	5	132,632	–	–	31,055	163,692
Inventory finance	213,380	149,811	105,614	–	–	468,805
Total	963,726	1,873,037	1,626,433	5,298,916	6,902,800	16,664,912
Interest-bearing liabilities:
Checking deposits (2)	643,198	96,873	53,207	801,271	2,805,741	4,400,290
Savings deposits (2)	1,884,680	403,982	410,587	1,506,255	1,134,451	5,339,955
Money market deposits (2)	326,077	10,970	11,540	253,043	38,939	640,569
Certificates of deposit	162,990	484,556	430,232	97,932	11,795	1,187,505
Short-term borrowings	244,604	–	–	–	–	244,604
Long-term borrowings (3)	10,100	167,207	297,896	715,262	3,320,430	4,510,895
Total	3,271,649	1,163,588	1,203,462	3,373,763	7,311,356	16,323,818
Interest-earning assets (under) over interest-bearing liabilities	(2,307,923)	709,449	422,971	1,925,153	(408,556)	341,094
Cumulative gap	$(2,307,923)	$(1,598,474)	$(1,175,503)	$ 749,650	$ 341,094	$ 341,094
Cumulative gap as a percentage of total assets:
At December 31, 2009	(12.9)%	(8.9)%	(6.6)%	4.2%	1.9%	1.9%
At December 31, 2008	(9.5)%	(7.6)%	(3.8)%	16.3%	3.4%	3.4%

(1)             Based upon contractual maturity, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon experience and third-party projections.

(2)             Includes non-interest bearing deposits. At December 31, 2009, 18% of checking deposits, 51% of savings deposits, and 54% of money market deposits are included in amounts repricing within one year. At December 31, 2008, 15% of checking deposits, 60% of savings deposits, and 56% of money market deposits are included in amounts repricing within one year.

(3)             Includes $2.5 billion of callable borrowings.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders TCF Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TCF Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota

February 16, 2010

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2009	2008
Assets
Cash and due from banks	$ 299,127	$ 342,380
Investments	163,692	155,725
Securities available for sale	1,910,476	1,966,104
Loans and leases:
Consumer real estate and other	7,331,991	7,364,339
Commercial real estate	3,269,003	2,984,156
Commercial business	449,516	506,887
Leasing and equipment finance	3,071,429	2,486,082
Inventory finance	468,805	4,425
Total loans and leases	14,590,744	13,345,889
Allowance for loan and lease losses	(244,471)	(172,442)
Net loans and leases	14,346,273	13,173,447
Premises and equipment	447,930	447,826
Goodwill	152,599	152,599
Other assets	565,078	502,276
Total assets	$17,885,175	$16,740,357

Liabilities and Equity
Deposits:
Checking	$ 4,400,290	$ 3,969,768
Savings	5,339,955	3,057,623
Money market	640,569	619,678
Certificates of deposit	1,187,505	2,596,283
Total deposits	11,568,319	10,243,352
Short-term borrowings	244,604	226,861
Long-term borrowings	4,510,895	4,433,913
Total borrowings	4,755,499	4,660,774
Accrued expenses and other liabilities	381,602	342,455
Total liabilities	16,705,420	15,246,581
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; 0 and 361,172 shares issued and outstanding	–	348,437
Common stock, par value $.01 per share, 280,000,000 shares authorized; 130,339,500 and 130,839,378 shares issued	1,303	1,308
Additional paid-in capital	297,429	330,474
Retained earnings, subject to certain restrictions	946,002	927,893
Accumulated other comprehensive loss	(18,545)	(3,692)
Treasury stock at cost, 1,136,688 and 3,413,855 shares, and other	(50,827)	(110,644)
Total TCF Financial Corporation stockholders’ equity	1,175,362	1,493,776
Non-controlling interest in subsidiaries	4,393	–
Total equity	1,179,755	1,493,776
Total liabilities and equity	$17,885,175	$16,740,357

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2009	2008	2007
Interest income:
Loans and leases	$864,384	$847,512	$850,205
Securities available for sale	89,427	110,946	109,581
Investments and other	4,370	5,937	8,237
Total interest income	958,181	964,395	968,023

Interest expense:
Deposits	122,112	156,774	230,625
Borrowings	203,063	213,948	187,221
Total interest expense	325,175	370,722	417,846
Net interest income	633,006	593,673	550,177
Provision for credit losses	258,536	192,045	56,992
Net interest income after provision for credit losses	374,470	401,628	493,185

Non-interest income:
Fees and service charges	286,908	270,739	278,046
Card revenue	104,770	103,082	98,880
ATM revenue	30,438	32,645	35,620
Subtotal	422,116	406,466	412,546
Leasing and equipment finance	69,113	55,488	59,151
Other	5,239	12,107	18,588
Fees and other revenue	496,468	474,061	490,285
Gains on securities, net	29,387	16,066	13,278
Gains on sales of branches and real estate	–	–	37,894
Visa share redemption	–	8,308	–
Total non-interest income	525,855	498,435	541,457

Non-interest expense:
Compensation and employee benefits	356,996	341,203	346,468
Occupancy and equipment	126,292	127,953	120,824
Deposit account premiums	30,682	16,888	4,849
Advertising and marketing	17,134	19,150	16,829
Foreclosed real estate and repossessed assets, net	30,542	18,731	5,558
FDIC premiums and assessments	27,471	2,990	1,145
Other	156,299	150,030	148,863
Subtotal	745,416	676,945	644,536
Operating lease depreciation	22,368	17,458	17,588
Total non-interest expense	767,784	694,403	662,124
Income before income tax expense	132,541	205,660	372,518
Income tax expense	45,854	76,702	105,710
Income after income tax expense	86,687	128,958	266,808
Loss attributable to non-controlling interest	410	–	–
Net income	87,097	128,958	266,808
Preferred stock dividends	6,378	2,540	–
Non-cash deemed preferred stock dividend	12,025	–	–
Net income available to common stockholders	$ 68,694	$126,418	$266,808

Net income per common share:
Basic	$ .54	$ 1.01	$ 2.09
Diluted	$ .54	$ 1.01	$ 2.09
Dividends declared per common share	$ .40	$ 1.00	$ .97

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

(Dollars in thousands)	Number of Common Shares Issued	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Treasury Stock and Other	TCF Financial Corporation Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance as of December 31, 2006	131,660,749	$ –	$ 1,317	$ 343,744	$ 784,011	$ (34,926)	$ (60,772)	$ 1,033,374	$ –	$ 1,033,374
Comprehensive income:
Net income	–	–	–	–	266,808	–	–	266,808	–	266,808
Other comprehensive income	–	–	–	–	–	16,871	–	16,871	–	16,871
Comprehensive income	–	–	–	–	266,808	16,871	–	283,679	–	283,679
Dividends on common stock	–	–	–	–	(124,513)	–	–	(124,513)	–	(124,513)
Repurchase of 3,910,000 common shares	–	–	–	–	–	–	(105,251)	(105,251)	–	(105,251)
Issuance of 198,850 common shares	–	–		(4,850)	–	–	4,850	–	–	–
Cancellation of common shares	(140,775)	–	(1)	(615)	569	–	–	(47)	–	(47)
Cancellation of common shares for employee tax withholding	(51,275)	–	(1)	(1,409)	–	–	–	(1,410)	–	(1,410)
Amortization of stock compensation	–	–	–	7,430	–	–	–	7,430	–	7,430
Exercise of stock options, 87,083 shares	–	–	–	(992)	–	–	2,208	1,216	–	1,216
Stock compensation tax benefits	–	–	–	4,534	–	–	–	4,534	–	4,534
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	6,721	–	–	(6,721)	–	–	–
Balance as of December 31, 2007	131,468,699	$ –	$ 1,315	$ 354,563	$ 926,875	$ (18,055)	$ (165,686)	$ 1,099,012	$ –	$ 1,099,012
Pension and postretirement measurement date change	–	–	–	–	65	–	–	65	–	65
Subtotal	131,468,699	–	1,315	354,563	926,940	(18,055)	(165,686)	1,099,077	–	1,099,077
Comprehensive income:
Net income	–	–	–	–	128,958	–	–	128,958	–	128,958
Other comprehensive income	–	–	–	–	–	14,363	–	14,363	–	14,363
Comprehensive income	–	–	–	–	128,958	14,363	–	143,321	–	143,321
Dividends on preferred stock	–	283	–	–	(2,540)	–	–	(2,257)	–	(2,257)
Dividends on common stock	–	–	–	–	(126,447)	–	–	(126,447)	–	(126,447)
Issuance of preferred shares and common warrant	–	348,154	–	12,850	–	–	–	361,004	–	361,004
Issuance of 755,838 common shares	–	–	–	(19,573)	–	–	19,573	–	–	–
Treasury shares sold to TCF employee benefit plans, 683,787 shares	–	–	–	(7,530)	–	–	17,707	10,177	–	10,177
Cancellation of common shares	(223,647)	–	(3)	(4,217)	982	–	–	(3,238)	–	(3,238)
Cancellation of common shares for employee tax withholding	(405,674)	–	(4)	(6,474)	–	–	–	(6,478)	–	(6,478)
Amortization of stock compensation	–	–	–	8,344	–	–	–	8,344	–	8,344
Exercise of stock options, 13,000 shares	–	–	–	(173)	–	–	336	163	–	163
Stock compensation tax benefits	–	–	–	10,110	–	–	–	10,110	–	10,110
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	(17,426)	–	–	17,426	–	–	–
Balance as of December 31, 2008	130,839,378	$ 348,437	$ 1,308	$ 330,474	$ 927,893	$ (3,692)	$ (110,644)	$ 1,493,776	$ –	$ 1,493,776
Comprehensive income (loss):
Income after income tax expense	–	–	–	–	86,687	–	–	86,687	–	86,687
Loss attributable to non-controlling interest	–	–	–	–	410	–	–	410	(410)	–
Other comprehensive loss	–	–	–	–	–	(14,853)	–	(14,853)	–	(14,853)
Comprehensive income (loss)	–	–	–	–	87,097	(14,853)	–	72,244	(410)	71,834
Investment by non-controlling interest	–	–	–	–	–	–	–	–	4,803	4,803
Dividends on preferred stock	–	710	–	–	(6,378)	–	–	(5,668)	–	(5,668)
Dividends on common stock	–	–	–	–	(50,828)	–	–	(50,828)	–	(50,828)
Non-cash deemed preferred stock dividend	–	12,025	–	–	(12,025)	–	–	–	–	–
Redemption of preferred stock	–	(361,172)	–	–	–	–	–	(361,172)	–	(361,172)
Issuance of 719,727 common shares	–	–	–	(18,638)	–	–	18,638	–	–	–
Treasury shares sold to TCF employee benefit plans, 1,448,640 shares	–	–	–	(18,367)	–	–	37,514	19,147	–	19,147
Cancellation of common shares	(481,000)	–	(5)	(818)	243	–	–	(580)	–	(580)
Cancellation of common shares for tax withholding	(18,878)	–	–	(250)	–	–	–	(250)	–	(250)
Amortization of stock compensation	–	–	–	8,615	–	–	–	8,615	–	8,615
Exercise of stock options, 108,800 shares	–	–	–	(1,279)	–	–	2,817	1,538	–	1,538
Stock compensation tax expense	–	–	–	(1,058)	–	–	–	(1,058)	–	(1,058)
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	(848)	–	–	848	–	–	–
Cost of issuance of common warrants	–	–	–	(402)	–	–	–	(402)	–	(402)
Balance as of December 31, 2009	130,339,500	$ –	$ 1,303	$ 297,429	$ 946,002	$ (18,545)	$ (50,827)	$ 1,175,362	$4,393	$ 1,179,755

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$ 87,097	$ 128,958	$ 266,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,632	64,813	64,169
Provision for credit losses	258,536	192,045	56,992
Net (decrease) increase in other assets and accrued expenses and other liabilities	(34,882)	14,397	28,292
Gains on sales of assets and deposits, net	(31,828)	(16,679)	(51,172)
Other, net	15,321	12,161	6,751
Total adjustments	276,779	266,737	105,032
Net cash provided by operating activities	363,876	395,695	371,840
Cash flows from investing activities:
Principal collected on loans and leases	3,380,198	3,041,757	3,341,219
Originations and purchases of loans	(3,340,040)	(3,494,969)	(3,918,105)
Purchases of equipment for lease financing	(801,569)	(850,459)	(776,716)
Purchase of leasing and equipment finance portfolios	(339,860)	(15,001)	–
Purchase of inventory finance portfolios	(274,722)	–	–
Proceeds from sales of securities available for sale	2,293,739	1,707,821	1,916,424
Proceeds from sales of loans	937	245,884	187,967
Proceeds from maturities of and principal collected on securities available for sale	327,856	219,017	234,215
Purchases of securities available for sale	(2,436,163)	(1,888,527)	(2,369,452)
Net decrease in federal funds sold	–	–	71,000
Purchases of Federal Home Loan Bank stock	(18,882)	(144,611)	(95,226)
Proceeds from redemptions of Federal Home Loan Bank stock	11,129	140,196	53,008
Proceeds from sales of real estate owned	25,913	43,324	33,635
Purchases of premises and equipment	(40,276)	(49,556)	(76,637)
Proceeds from sales of premises and equipment	1,428	1,546	9,743
Net cash paid for Fidelity National Capital, Inc.	(57,728)	–	–
Other, net	22,717	16,751	14,653
Net cash used by investing activities	(1,245,323)	(1,026,827)	(1,374,272)
Cash flows from financing activities:
Net increase in deposits	1,324,967	666,803	48,707
Sales of deposits, net	–	–	(213,294)
Net increase (decrease) in short-term borrowings	17,743	(329,209)	341,957
Proceeds from long-term borrowings	31,393	344,258	1,275,329
Payments on long-term borrowings	(141,012)	(323,348)	(217,406)
Purchases of common stock	–	–	(105,251)
Net change in non-controlling interest	4,803	–	–
Redemption of preferred stock	(361,172)	–	–
Proceeds from issuance of preferred stock and common warrant	–	361,004	–
Dividends paid on common stock	(50,828)	(126,447)	(124,513)
Dividends paid on preferred stock	(7,925)	–	–
Stock compensation tax (costs) benefits	(1,058)	10,110	4,534
Shares sold to TCF employee benefit plans	19,147	10,177	–
Other, net	2,136	1,976	718
Net cash provided by financing activities	838,194	615,324	1,010,781
Net (decrease) increase in cash and due from banks	(43,253)	(15,808)	8,349
Cash and due from banks at beginning of year	342,380	358,188	349,839
Cash and due from banks at end of year	$ 299,127	$ 342,380	$ 358,188
Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$ 329,609	$ 378,132	$ 408,248
Income taxes	$ 7,788	$ 42,957	$ 93,634
Transfer of loans and leases to other assets	$ 135,682	$ 103,359	$ 73,733

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation  The consolidated financial statements include the accounts of TCF Financial Corporation and its wholly owned subsidiaries. TCF Financial Corporation, a Delaware corporation, is a financial holding company engaged primarily in retail banking and wholesale banking through its primary subsidiary, TCF Bank. TCF Bank owns leasing and equipment finance, inventory finance and REIT subsidiaries. These subsidiaries are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. For Consolidated Statements of Cash Flows purposes, cash and cash equivalents include cash and due from banks.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. Management has evaluated subsequent events for disclosure or recognition up to the time of filing these financial statements with the Securities and Exchange Commission on February 16, 2010.

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

Allowance for Loan and Lease Losses  The allowance for loan and lease losses is maintained at a level believed by management to be appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Management’s judgment as to the amount of the allowance is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, geographic location and prevailing economic conditions. Additionally, the level of impaired and non-performing assets, historical net charge-off amounts, delinquencies in the loan and lease portfolios, values of underlying loan and lease collateral and other relevant factors are reviewed to determine the amount of the allowance. Impaired loans include non-accrual and restructured commercial real estate and commercial business loans, equipment finance loans, inventory finance loans and restructured consumer real estate loans. Loan impairment is generally measured as the present value of the expected future cash flows discounted at the loan’s initial effective interest rate. The fair value of the collateral for fully collateral-dependent loans may be used to determine loan impairment. Most consumer real estate loans and all leases are excluded from the definition of an impaired loan and are evaluated on a pool basis.

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

Sales-type leases generate dealer profit which is recognized at lease inception by recording lease revenue net of the lease cost. Lease revenue consists of the present value of the future minimum lease payments. Lease cost consists of the leased equipment’s book value, less the present value of its residual. The revenues associated with other types of leases are recognized over the term of the underlying leases. Interest income on direct financing and sales-type leases is recognized using methods which approximate a level yield over the fixed, non-cancelable term of the lease. TCF receives pro rata rent payments for the interim period until the lease contract commences and the fixed non-cancelable, lease term begins. TCF recognizes these interim payments in the month they are earned and records the income in interest income on direct finance leases. Management has policies and procedures in place for the determination of lease classification and review of the related judgments and estimates for all lease financings.

Some lease financings include a residual value component, which represents the estimated fair value of the leased equipment at the expiration of the initial term of the transaction. The estimation of residual values involves judgments regarding product and technology changes, customer behavior, shifts in supply and demand and other economic assumptions. TCF reviews residual assumptions on the portfolio at least annually and downward adjustments, if necessary, are charged to non-interest expense in the periods in which they become known.

Leases which do not transfer substantially all benefits and risks of ownership to the lessee are classified as operating leases. Operating leases represent a rental agreement where ownership of the underlying equipment resides with TCF. Such leased equipment and related initial direct costs are included in other assets on the balance sheet and depreciated on a straight-line basis over the term of the lease to its estimated salvage value. Depreciation expense is recorded as operating lease expense and included in non-interest expense. Operating lease rental income is recognized when it is due according to the provisions of the lease and is reflected as a component of non-interest income. An allowance for lease losses is not provided on operating leases.

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

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefits of tax positions are recorded in income tax expense in the consolidated financial statements, net of the estimates of ultimate amounts due or owed including any applicable interest and penalties. Changes in the estimated amounts due or owed may result from closing of the statute of limitations on tax returns, new legislation, clarification of existing legislation through government pronouncements, the courts and through the examination process. TCF’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

Other Significant Accounting Policies

Investments  Investments are carried at cost, adjusted for amortization of premiums or accretion of discounts, using a level yield method. TCF periodically evaluates investments for “other than temporary” impairment with losses, if any, recorded in non-interest income as a loss on securities.

Securities Available for Sale  Securities available for sale are carried at fair value with the unrealized holding gains or losses, net of related deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of equity. The cost of securities sold is determined on a specific identification basis and gains or losses on sales of securities available for sale are recognized on trade dates. Declines in the value of securities available for sale that are considered other than temporary are recorded in non-interest income as a loss on securities. TCF periodically evaluates securities available for sale for “other than temporary” impairment. Discounts and premiums on securities available for sale are amortized using a level yield method over the life of the security.

Loans and Leases  Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases. The net direct fees and costs for sales-type leases are offset against revenues recorded at the commencement of sales-type leases. Discounts and premiums on loans purchased, net direct fees and costs, unearned discounts and finance charges, and unearned lease income are amortized to interest income using methods which approximate a level yield over the estimated remaining lives of the loans and leases. Net direct fees and costs on lines of credit are amortized on a straight line basis over the contractual life of the line of credit and adjusted for payoffs. Net deferred fees and costs on consumer real estate lines of credit are amortized to service fee income.

Loans and leases, including loans or leases that are considered to be impaired, are reviewed regularly by management and are generally placed on non-accrual status when the collection of interest or principal is 90 days or more past due (150 days or more past due or six payments are owed for consumer real estate loans), unless the loan or lease is adequately secured and in the process of collection. Consumer real estate loans are also placed on non-accrual status if, upon notification of bankruptcy, the loan is 60 days or more past due. If the loan is current at notification of bankruptcy, the loan is placed on non-accrual status at 90 days or when four payments are owed, or after a partial charge-off. When a loan or lease is placed on non-accrual status, uncollected interest accrued in prior years is charged off against the allowance for loan and lease losses and interest accrued in the current year is reversed. For non-accrual leases that have been funded on a non-recourse basis by third-party financial institutions, the related liability is also placed on non-accrual status. Interest payments received on loans and leases in non-accrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible.

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

Other Real Estate Owned  Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property at the date of transfer to other real estate owned. The fair value of other real estate is determined through independent third-party appraisals, automated valuation methods or broker opinions. At the time a loan is transferred to other real estate owned, any carrying amount in excess of the fair value less estimated costs to sell the property is charged off to the allowance for loan and lease losses. Subsequently, if the fair value of an asset, less the estimated costs to sell, declines to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in other non-interest expense. Net operating expenses of properties and recoveries on sales of other real estate owned are recorded in foreclosed real estate owned and repossessed assets, net. Other real estate owned at December 31, 2009 and 2008 was $105.8 million and $61.7 million, respectively.

Investments in Affordable Housing Limited Partnerships  Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. TCF generally utilizes the effective yield method to account for these investments with the tax credits net of the amortization of the investment reflected in the Consolidated Statements of Income as a reduction of income tax expense. However, depending on circumstances, the equity or cost methods may be utilized. The amount of the investment along with any unfunded equity contributions which are unconditional and legally binding are recorded in other assets. A liability for the unfunded equity contributions is recorded in other liabilities. At December 31, 2009, TCF’s investments in affordable housing limited partnerships were $37 million, compared with $44.1 million at December 31, 2008, and were recorded in other assets.

Five of these investments in affordable housing limited partnerships are considered variable interest entities. These partnerships are not consolidated with TCF. As of December 31, 2009 and 2008, the carrying amount of these five investments was $36.2 million and $43.1 million, respectively. The maximum exposure to loss on these five investments was $36.2 million at December 31, 2009; however, the general partner of these partnerships provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by a BBB credit-rated company and significantly limit any risk of loss. In addition to the guarantees, the investments are supported by the performance of the underlying real estate properties which also mitigates the risk of loss.

Intangible Assets  Goodwill is tested for impairment annually. Other intangibles are amortized over their estimated useful life. The Company reviews the recoverability of these assets at least annually or earlier whenever an event occurs indicating that they may be impaired.

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

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax benefits that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then as income tax expense for the remaining amount. See Note 15 for additional information concerning stock-based compensation.

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

Note 2. Cash and Due from Banks

At December 31, 2009, TCF was required by Federal Reserve Board regulations to maintain reserves of $48.8 million in cash on hand or at the Federal Reserve Bank.

Note 3. Investments

The carrying values of investments, which approximate their fair values, consist of the following.

	At December 31,
(In thousands)	2009	2008
Federal Home Loan Bank stock, at cost:
Des Moines	$128,016	$120,263
Chicago	4,617	4,617
Subtotal	132,633	124,880
Federal Reserve Bank stock, at cost	22,972	22,706
Other	8,087	8,139
Total investments	$163,692	$155,725

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

The carrying values and yields on investments at December 31, 2009, by contractual maturity, are shown below.

(Dollars in thousands)	Carrying Value	Yield
Due in one year or less	$ –	–%
Due in 1-5 years	1,700	2.88
Due in 5-10 years	1,000	3.50
Due after 10 years	5,387	5.79
No stated maturity	155,605	2.53
Total	$163,692	4.89

Note 4. Securities Available for Sale

Securities available for sale consist of the following.

	At December 31,
	2009				2008
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,903,201	$21,138	$(19,130)	$1,905,209	$1,928,245	$37,310	$ –	$1,965,555
Other	263	–	–	263	299	–	–	299
Other securities	4,783	221	–	5,004	250	–	–	250
Total	$1,908,247	$21,359	$(19,130)	$1,910,476	$1,928,794	$37,310	$ –	$1,966,104
Weighted-average yield	4.54%				5.17%

Gross gains of $31.8 million and $17.7 million were recognized on sales of securities during 2009 and 2008, respectively. $1.8 billion of mortgage-backed securities were pledged as collateral to secure certain deposits and borrowings at December 31, 2009 and 2008 (see Notes 10 and 11 for additional information).

The amortized cost and fair value of securities available for sale at December 31, 2009, by contractual maturity, are shown below.

	At December 31, 2009
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$ 54	$ 54
Due in 1-5 years	261	263
Due in 5-10 years	475	498
Due after 10 years	1,902,924	1,904,906
No stated maturity	4,533	4,755
Total	$1,908,247	$1,910,476

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues. TCF has the ability and intent to hold these investments until a recovery of fair value. Accordingly, TCF has concluded no other-than-temporary impairment has occurred at December 31, 2009.

	At December 31, 2009
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored entities:
Mortgage-backed securities	$1,082,197	$(19,130)	$ –	$ –	$1,082,197	$(19,130)

At December 31, 2008, TCF had no securities in an unrealized loss position within the available for sale portfolio.

Note 5. Loans and Leases

The following table sets forth information about loans and leases.

	At December 31,		Percentage
(Dollars in thousands)	2009	2008	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$ 4,961,347	$ 4,881,662	1.6%
Junior lien	2,319,222	2,420,116	(4.2)
Total consumer real estate	7,280,569	7,301,778	(.3)
Other	51,422	62,561	(17.8)
Total consumer real estate and other	7,331,991	7,364,339	(.4)
Commercial:
Commercial real estate:
Permanent	3,016,518	2,693,085	12.0
Construction and development	252,485	291,071	13.3
Total commercial real estate	3,269,003	2,984,156	9.5
Commercial business	449,516	506,887	(11.3)
Total commercial	3,718,519	3,491,043	6.5
Leasing and equipment finance: (1)
Equipment finance loans	868,830	789,869	10.0
Lease financings:
Direct financing leases	2,305,945	1,813,254	27.2
Sales-type leases	24,714	22,095	11.9
Lease residuals	106,391	52,906	101.1
Unearned income and deferred lease costs	(234,451)	(192,042)	(22.1)
Total lease financings	2,202,599	1,696,213	29.9
Total leasing and equipment finance	3,071,429	2,486,082	23.5
Inventory finance	468,805	4,425	N.M.
Total loans and leases	$14,590,744	$13,345,889	9.3%

(1)     Operating leases of $105.9 million and $58.8 million at December 31, 2009 and 2008, respectively, are included in Other Assets on the Consolidated Statements of Financial Condition.

N.M. Not Meaningful.

The aggregate amount of loans to non-management directors of TCF and their related interests was $7.5 million and $8.5 million at December 31, 2009 and 2008, respectively. During 2009, $804 thousand in new loans were made and $156 thousand of loans were repaid. All loans to outside directors and their related interests were made in the ordinary course of business on normal credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate amount of loans to executive officers of TCF was $97 thousand and $57 thousand at December 31, 2009 and 2008, respectively. In the opinion of management, the above mentioned loans to outside directors and their related interests and executive officers do not represent more than a normal risk of collection.

Future minimum lease payments receivable for direct financing, sales-type leases and operating leases as of December 31, 2009 are as follows.

(In thousands)	Total
2010	$ 881,616
2011	641,081
2012	425,724
2013	241,865
2014	95,059
Thereafter	27,414
Total	$2,312,759

Note 6. Allowance for Loan and Lease Losses

Following is a summary of the allowance for loan and lease losses and other credit loss reserves and selected statistics.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Balance at beginning of year	$ 172,442	$ 80,942	$ 58,543
Charge-offs	(202,398)	(114,800)	(52,421)
Recoveries	15,891	14,255	17,828
Net charge-offs	(186,507)	(100,545)	(34,593)
Provision for credit losses	258,536	192,045	56,992
Balance at end of year	$ 244,471	$ 172,442	$ 80,942
Other credit loss reserves:
Reserves netted against portfolio asset balances	10,168	–	–
Reserves for unfunded commitments	3,850	1,510	399
Total credit loss reserves	$ 258,489	$ 173,952	$ 81,341
Net charge-offs as a percentage of average loans and leases	1.34%	.78%	.30%
Allowance for loan and lease losses as a percentage of total loans and leases at year-end	1.68	1.29	.66

Information relating to impaired loans and non-accrual loans and leases is as follows.

	At or For the Year Ended December 31,
(In thousands)	2009	2008	2007
Impaired loans: (1)
Non-accrual loans which are impaired	$136,587	$ 83,471	$25,737
Accruing restructured consumer real estate loans	252,510	27,423	4,861
Balance at year-end	389,097	110,894	30,598
Related allowance for loan losses, at year-end (2)	40,615	24,558	2,718
Average impaired loans	219,761	68,283	21,490
Interest income recognized on accruing restructured consumer real estate loans	3,215	495	19
Contractual interest on accruing restructured consumer real estate loans (3)	6,308	1,331	62
Total non-accrual loans and leases:
Balance at year-end	296,275	172,518	59,854
Interest income recognized on loans and leases in non-accrual status	3,010	1,956	1,386
Contractual interest on non-accrual loans and leases (3)	$ 31,368	$ 17,953	$ 8,114

(1)     Impaired loans include non-accrual and restructured commercial real estate and commercial business loans, equipment finance loans, inventory finance loans and restructured consumer real estate loans.

(2)     There were no impaired loans at December 31, 2009, 2008 and 2007 which, if required, did not have a related allowance for loan losses.

(3)     Represents interest which would have been recorded had the loans and leases performed in accordance with their original contractual terms.

There were no material commitments to lend additional funds to customers whose loans or leases were classified as non-accrual at December 31, 2009. At December 31, 2009, accruing loans and leases delinquent for 90 days or more were $52.1 million, compared with $37.6 million at December 31, 2008.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows.

	At December 31,
(In thousands)	2009	2008
Land	$142,024	$140,656
Office buildings	266,210	257,807
Leasehold improvements	59,284	60,509
Furniture and equipment	305,276	294,790
Subtotal	772,794	753,762
Less accumulated depreciation and amortization	324,864	305,936
Total	$447,930	$447,826

TCF leases certain premises and equipment under operating leases. Net lease expense including utilities and other operating expenses was $35.3 million, $35.5 million and $34 million in 2009, 2008 and 2007, respectively.

At December 31, 2009, the total minimum rental payments for operating leases were as follows.

(In thousands)
2010	$ 27,212
2011	24,645
2012	22,507
2013	21,245
2014	20,171
Thereafter	115,520
Total	$231,300

Note 8. Goodwill and Other Intangible Assets

Goodwill and intangible assets are summarized as follows.

	At December 31,
	2009			2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Other intangibles related to wholesale banking segment	$ 1,450	$45	$ 1,405	$ –	$ –	$ –
Unamortizable intangible assets:
Goodwill related to retail banking segment	$141,245		$141,245	$141,245		$141,245
Goodwill related to wholesale banking segment	11,354		11,354	11,354		11,354
Total	$152,599		$152,599	$152,599		$152,599

Other intangibles of $1.5 million was recorded as a result of the acquisition of Fidelity National Capital, Inc. in 2009. Amortization expense for intangible assets is estimated to be $172 thousand for 2010, $172 thousand for 2011, $168 thousand for 2012, $156 thousand for 2013, and $156 thousand for 2014. There was no impairment of goodwill or intangible assets for the years ended December 31, 2009, 2008, or 2007.

Note 9. Deposits

Deposits are summarized as follows.

	At December 31,
	2009			2008
(Dollars in thousands)	Rate at Year-End	Amount	% of Total	Rate at Year-End	Amount	% of Total
Checking:
Non-interest bearing	–%	$ 2,382,007	20.6%	–%	$ 2,206,528	21.5%
Interest bearing	.35	2,018,283	17.4	.73	1,763,240	17.2
Total checking	.16	4,400,290	38.0	.32	3,969,768	38.7
Savings	.92	5,339,955	46.2	1.96	3,057,623	30.0
Money market	.71	640,569	5.5	1.66	619,678	6.0
Total checking, savings, and money market	.58	10,380,814	89.7	1.09	7,647,069	74.7
Certificates of deposit	1.22	1,187,505	10.3	3.15	2,596,283	25.3
Total deposits	.65%	$11,568,319	100.0%	1.61%	$10,243,352	100.0%

Certificates of deposit had the following remaining maturities at December 31, 2009.

(In thousands) Maturity	$100,000+	Other	Total
0-3 months	$148,510	$206,264	$ 354,774
4-6 months	86,635	206,136	292,771
7-12 months	90,181	340,050	430,231
13-24 months	16,812	71,096	87,908
25-36 months	2,030	7,995	10,025
37-48 months	510	4,249	4,759
49-60 months	1,318	4,292	5,610
Over 60 months	140	1,287	1,427
Total	$346,136	$841,369	$1,187,505

Note 10. Short-term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) for each of the years in the three year period December ended 31, 2009.

	2009		2008		2007
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At December 31,
Federal funds purchased	$ 17,000.11%		$200,000.03%		$150,000	3.68%
Securities sold under repurchase agreements	24,485.20		24,980	2.75	43,297	4.31
Federal Home Loan Bank advances	200,000.22		–	–	100,000	4.33
Line of credit	–	–	–	–	9,500	5.93
U.S. Treasury, tax and loan borrowings	3,119	–	1,881	–	253,273	4.29
Total	$244,604.20		$226,861.33		$556,070	4.16
Year ended December 31, Average daily balance
Federal funds purchased	$ 45,795.14%		$208,307	2.14%	$131,551	4.98%
Securities sold under repurchase agreements	20,934.61		36,666	2.47	36,768	4.73
Federal Home Loan Bank advances	15,959.22		133,538	1.97	17,575	4.48
Line of credit	–	–	5,997	5.17	8,276	7.29
U.S. Treasury, tax and loan borrowings	2,540.20		27,255	2.55	36,123	4.68
Total	$ 85,228.27		$411,763	2.18	$230,293	4.94
Maximum month-end balance
Federal funds purchased	$228,000	N.A.	$395,000	N.A.	$354,000	N.A.
Securities sold under repurchase agreements	24,994	N.A.	57,485	N.A.	84,051	N.A.
Federal Home Loan Bank advances	200,000	N.A.	400,000	N.A.	100,000	N.A.
Line of credit	–	N.A.	17,500	N.A.	31,000	N.A.
U.S. Treasury, tax and loan borrowings	3,119	N.A.	255,715	N.A.	253,273	N.A.

N.A. Not Applicable.

Securities underlying repurchase agreements are book entry securities. During the borrowing period, book entry securities were delivered by entry into the counterparties’ accounts through the Federal Reserve System. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, but have agreed to resell to TCF identical or substantially identical securities upon the maturities of the agreements. At December 31, 2009, all of the securities sold under short-term repurchase agreements provided for the repurchase of identical securities and were collateralized by mortgage-backed securities having a fair value of $24.5 million.

Note 11. Long-term Borrowings

Long-term borrowings consist of the following.

	At December 31,
		2009		2008
(Dollars in thousands)	Year of Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2009	$ –	–%	$ 117,000	5.26%
	2010	100,000	6.02	100,000	6.02
	2011	300,000	4.64	300,000	4.64
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Subtotal		3,950,000	4.43	4,067,000	4.45
Subordinated bank notes	2014	71,020	1.91	74,917	5.27
	2015	49,969	5.37	49,790	5.37
	2016	74,522	5.63	74,457	5.63
Subtotal		195,511	4.21	199,164	5.43
Junior subordinated notes (trust preferred)	2068	110,441	11.20	110,440	11.20
Discounted lease rentals	2009	–	–	25,104	6.38
	2010	108,795	5.42	17,077	6.29
	2011	69,420	5.55	8,976	6.34
	2012	43,968	5.62	4,059	6.47
	2013	25,657	5.72	1,118	6.94
	2014	6,500	5.84	9	7.73
	2015	402	5.89	–	–
	2016	201	5.91	–	–
Subtotal		254,943	5.53	56,343	6.36
Other borrowings	2009	–	–	966	5.00
Total long-term borrowings		$4,510,895	4.65	$4,433,913	4.69

At December 31, 2009, TCF has pledged loans secured by residential real estate, commercial real estate loans and FHLB stock with an aggregate carrying value of $5.2 billion as collateral for FHLB advances. TCF has $1.6 billion of FHLB advances and $900 million of repurchase agreements which contain one-time call provisions for various years from 2010 through 2011.

The probability that the advances and repurchase agreements will be called by counterparties depends primarily on the level of related interest rates during the call period. If FHLB advances are called, replacement funding will be available from the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at December 31, 2009 were as follows.

(Dollars in thousands)
Year	Next Call	Weighted- Average Rate	Stated Maturity	Weighted- Average Rate
2010	$2,050,000	4.58%	$ 100,000	6.02%
2011	400,000	3.84	200,000	4.85
2015	–	–	500,000	4.15
2016	–	–	100,000	4.82
2017	–	–	1,250,000	4.60
2018	–	–	300,000	3.51
Total	$2,450,000	4.46	$2,450,000	4.46

The $71 million of subordinated notes due 2014 will reprice quarterly at the three-month LIBOR rate plus 1.63%. These subordinated notes may be redeemed by TCF Bank at its discretion. The $50 million of subordinated notes due 2015 have a fixed-rate coupon of 5% through March 14, 2010, and will reprice quarterly thereafter at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par after March 14, 2010. The $74.5 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% until February 1, 2016. All of these subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations.

For certain equipment leases, TCF sells its minimum lease rentals to other financial institutions at fixed rates on a non-recourse basis with its underlying equipment as collateral as a credit risk reduction tool. In the event of a default by customer on these leases, the other financial institution has a first lien on the underlying leased equipment and TCF is only entitled to residual proceeds in excess of the outstanding borrowing balance. In these non-recourse financings, the other financial institution has no further recourse against TCF.

Note 12. Income Taxes

(In thousands)	Current	Deferred	Total
Year ended December 31, 2009:
Federal	$ 4,311	$33,775	$ 38,086
State	6,285	1,483	7,768
Total	$10,596	$35,258	$ 45,854
Year ended December 31, 2008:
Federal	$46,627	$24,191	$ 70,818
State	1,715	4,169	5,884
Total	$48,342	$28,360	$ 76,702
Year ended December 31, 2007:
Federal	$91,170	$13,900	$105,070
State	3,100	(2,460)	640
Total	$94,270	$11,440	$105,710

The effective income tax rate differs from the federal income tax rate of 35% as a result of the following.

	Year Ended December 31,
	2009	2008	2007
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) in income tax expense resulting from:
State income tax, net of federal income tax benefit	3.81	1.86	.11
Deductible stock dividends	(.85)	(1.60)	(1.04)
Investments in affordable housing	(1.42)	(.77)	(.60)
Changes in uncertain tax positions	(3.42)	.57	(2.39)
Compensation deduction limitations	.75	.77	.04
Deferred tax adjustments due to law changes	.35	1.40	(.55)
Federal settlement of prior year issue	–	–	(2.27)
Non-controlling interest tax effect	.11	–	–
Other, net	.27	.07	.08
Effective income tax rate	34.60%	37.30%	28.38%

A reconciliation of the change in the gross amount, before related tax effects, of unrecognized tax benefits from January 1, 2009 to December 31, 2009 is as follows:

(In thousands)
Balance at January 1, 2009	$ 9,221
Settlements with taxing authorities	(4,621)
Decreases related to lapses of applicable statutes	(2,027)
Other	284
Balance at December 31, 2009	$ 2,857

The total amount of unrecognized tax benefits that, if recognized, would affect the tax provision and the effective income tax rate is $1.3 million, net of related tax benefit effects.

TCF’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The gross amount of accrued interest on unrecognized tax benefits was $372 thousand at December 31, 2009. TCF recorded a reduction of accrued interest of $419 thousand and $572 thousand during 2009 and 2008, respectively.

TCF’s federal income tax returns are open and subject to examination from the 2007 tax return year and forward. TCF’s various state income tax returns are generally open from the 2005 and later tax return years based on individual state statutes of limitation. Changes in the amount of unrecognized tax benefits within the next twelve months from normal expirations of statutes of limitation are not expected to be material. TCF is under examination by certain states. TCF does not currently expect to resolve these examinations within the next twelve months. Developments in these examinations or other events could cause management to change its judgment about the amount of unrecognized tax benefits. Due to the amount and nature of these possible events, an estimate of the range of reasonably possible changes in the amount of unrecognized tax benefits cannot be made.

The significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows.

	At December 31,
(In thousands)	2009	2008
Deferred tax assets:
Allowance for loan and lease losses	$ 79,030	$ 60,795
Stock compensation and deferred compensation plans	18,903	18,599
Net operating losses	11,891	7,811
Pension and postretirement benefits	984	4,870
Other	10,514	9,458
Valuation allowance	(3,832)	(1,499)
Total deferred tax assets	117,490	100,034
Deferred tax liabilities:
Lease financing	211,360	154,220
Loan fees and discounts	22,926	25,237
Premises and equipment	14,068	14,241
Prepaid expenses	8,595	7,877
Investment in FHLB stock	3,134	3,134
Investments in affordable housing	2,960	3,442
Securities available for sale	812	13,615
Other	9,196	7,416
Total deferred tax liabilities	273,051	229,182
Net deferred tax liabilities	$155,561	$129,148

Note 13. Equity

Restricted Retained Earnings  Retained earnings at TCF National Bank, a wholly owned subsidiary of TCF Financial Corporation, at December 31, 2009 includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to shareholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Treasury Stock and Other  Treasury stock and other consists of the following.

	At December 31,
(In thousands)	2009	2008
Treasury stock, at cost	$(29,435)	$ (88,404)
Shares held in trust for deferred compensation plans, at cost	(21,392)	(22,240)
Total	$(50,827)	$(110,644)

No repurchases of common stock were made in 2009 or 2008. TCF purchased 3.9 million shares of its common stock during the year ended December 31, 2007. At December 31, 2009, TCF had 5.4 million shares remaining in its stock repurchase programs authorized by the Board.

Shares Held in Trust for Deferred Compensation Plans  TCF has maintained certain deferred compensation plans that previously allowed eligible executives, senior officers and certain other employees to defer payment of up to 100% of their base salary and bonus as well as grants of restricted stock. In October of 2008, TCF terminated these plans for those participants who elected to do so. Directors are allowed to defer up to 100% of their fees and restricted stock awards. TCF also has a supplemental nonqualified Employee Stock Purchase Plan in which certain employees can contribute from 0% to 50% of their salary and bonus. TCF matching contributions to this plan totaled $463 thousand and $894 thousand in 2009 and 2008, respectively. The company made no other contributions to these plans, other than payment of administrative expenses. The amounts deferred were invested in TCF stock or other publicly traded stocks, bonds or mutual funds. At December 31, 2009, the fair value of the assets in the plans totaled $28 million and included $20.5 million invested in TCF common stock compared with a total fair value of $28.1 million, including $22.6 million invested in TCF common stock at December 31, 2008. The cost of TCF common stock held by TCF’s deferred compensation plans is reported separately in a manner similar to treasury (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.

Preferred Stock  On April 22, 2009, TCF redeemed all of the 361,172 outstanding shares of its Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, $.01 Par Value. Upon redemption, the difference of $12 million between the preferred stock redemption amount and the recorded amount was charged to retained earnings as a non-cash deemed preferred stock dividend. This non-cash deemed preferred stock dividend had no impact on total equity, but reduced earnings per diluted common share by 10 cents.

Warrants  At December 31, 2009, TCF had 3,199,988 warrants outstanding with a strike price of $16.93 per share. The warrants are publicly traded on the New York Stock Exchange under the symbol “TCB WS”.

Note 14. Regulatory Capital Requirements

TCF is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for the current year combined with its retained net profits for the preceding two calendar years, which was $158.3 million at December 31, 2009, without prior approval of the OCC. TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Tier 1 leverage capital
TCF	$1,161,750	6.59%	$528,681	3.00%	N.A.	N.A.
TCF National Bank	1,103,875	6.27	527,836	3.00	$879,727	5.00%
Tier 1 risk-based capital
TCF	1,161,750	8.52	545,115	4.00	817,672	6.00
TCF National Bank	1,103,875	8.11	544,648	4.00	816,972	6.00
Total risk-based capital
TCF	1,514,940	11.12	1,090,230	8.00	1,362,787	10.00
TCF National Bank	1,456,858	10.70	1,089,297	8.00	1,361,621	10.00

As of December 31, 2008:
Tier 1 leverage capital
TCF	$1,461,973	8.97%	$488,950	3.00%	N. A.	N. A.
TCF National Bank	1,364,053	8.41	486,552	3.00	$810,920	5.00%
Tier 1 risk-based capital
TCF	1,461,973	11.79	496,059	4.00	744,088	6.00
TCF National Bank	1,364,053	11.06	493,388	4.00	740,082	6.00
Total risk-based capital
TCF	1,817,225	14.65	992,117	8.00	1,240,147	10.00
TCF National Bank	1,718,476	13.93	986,776	8.00	1,233,470	10.00

N.A. Not Applicable.

The minimum and well capitalized requirements are determined by the FRB for TCF and by the OCC for TCF National Bank pursuant to the FDIC Improvement Act of 1991. At December 31, 2009, TCF and TCF National Bank exceeded their regulatory capital requirements and are considered “well-capitalized”.

Note 15. Stock Compensation

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel. At December 31, 2009, there were 5,047,452 shares reserved for issuance under the Program.

At December 31, 2009, there were 158,611 shares of performance-based restricted stock that will vest only if certain return on equity goals or service conditions, as defined in the Program, are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited. Other restricted stock grants vest over periods from ten months to seven years. The weighted-average grant date fair value of restricted stock was $10.33, $12.50 and $26.81 for shares granted in 2009, 2008 and 2007, respectively. Compensation expense for restricted stock and stock options totaled $8.1 million, $5.7 million and $7.1 million in 2009, 2008 and 2007, respectively. The recognized tax loss for stock compensation expense was $3 million, $2 million and $2.4 million in 2009, 2008 and 2007, respectively. Unrecognized stock compensation expense for restricted stock awards and stock options were $17.3 million with a weighted-average remaining amortization period of 1.6 years at December 31, 2009, compared with $20.8 million with a weighted-average remaining amortization period of 2.4 years at December 31, 2008 and $13.8 million with a weighted-average remaining amortization period of 1.4 years at December 31, 2007.

TCF has also issued stock options under the Program that generally become exercisable over a period of one to 10 years from the date of the grant and expire after 10 years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant.

The following table reflects TCF’s stock option and restricted stock transactions under the Program since December 31, 2006.

	Restricted Stock		Stock Options
				Exercise Price
	Shares	Price Range	Shares	Range	Weighted- Average
Outstanding at December 31, 2006	2,619,341	$ 9.87 - $30.28	231,133	$11.78 - $16.64	$13.93
Granted	198,850	24.26 - 28.64	–	–	–
Exercised	–	–	(87,083)	11.78 - 16.64	13.96
Forfeited	(140,775)	9.87 - 30.13	–	–	–
Vested	(152,200)	20.38 - 26.39	–	–	–
Outstanding at December 31, 2007	2,525,216	9.87 - 30.28	144,050	11.78 - 16.09	13.91
Granted	753,650	9.41 - 17.37	2,626,000	12.85 - 15.75	14.65
Exercised	–	–	(13,000)	11.78 - 14.30	12.56
Forfeited	(222,850)	17.37 - 30.28	(383,631)	15.03 - 16.09	15.74
Vested	(1,168,499)	9.87 - 28.02	–	–	–
Outstanding at December 31, 2008	1,887,517	9.41 - 30.28	2,373,419	11.78 - 15.75	14.44
Granted	718,761	8.29 - 13.43	–	–	–
Exercised	–	–	(108,800)	11.78 - 14.52	14.14
Forfeited	(481,000)	10.37 - 28.71	(56,000)	11.78 - 15.75	14.95
Vested	(254,433)	17.33 - 30.28	–	–	–
Outstanding at December 31, 2009	1,870,845	7.57 - 30.28	2,208,619	12.85 - 15.75	14.44
Exercisable at December 31, 2009	N.A.	N.A.	–	–	–

N.A. Not Applicable.

The following table summarizes information about stock options outstanding at December 31, 2009.

	Stock Options Outstanding			Stock Options Exercisable
Exercise price range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Shares	Weighted-Average Exercise Price
$12.85 - $15.75	2,208,619	$14.44	8.26	–	$–

Additional valuation and related assumption information for TCF’s stock option plans related to options issued in 2008 is presented below.

Expected volatility	28.5%
Weighted-average volatility	28.5%
Expected dividend yield	3.5%
Expected term (in years)	6.25 - 6.75
Risk-free interest rate	2.58 - 2.91%

Note 16. Employee Benefit Plans

Employees Stock Purchase Plan  The TCF Employees Stock Purchase Plan generally allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service (“IRS”). TCF matches the contributions of all participants with TCF common stock at the rate of 50 cents per dollar for employees with one through four years of service, up to a maximum company contribution of 3% of the employee’s covered compensation, 75 cents per dollar for employees with five through nine years of service, up to a maximum company contribution of 4.5% of the employee’s covered compensation, and $1 per dollar for employees with 10 or more years of service, up to a maximum company contribution of 6% of the employee’s covered compensation, subject to the annual covered compensation limitation imposed by the IRS. Employee contributions vest immediately while the Company’s matching contributions are subject to a graduated vesting schedule based on an employee’s years of service with full vesting after five years. Employees have the opportunity to diversify and invest their account balance, including matching contributions, in various mutual funds or TCF common stock. At December 31, 2009, the fair value of the assets in the plan totaled $143.8 million and included $111.3 million invested in TCF common stock. The Company’s matching contributions are expensed when made. TCF’s contributions to the plan were $6.9 million, $6.9 million and $6.6 million in 2009, 2008 and 2007, respectively.

Pension Plan  The TCF Cash Balance Pension Plan (the “Pension Plan”) is a qualified defined benefit plan covering eligible employees who are at least 21 years old and have completed a year of eligibility service with TCF. Employees hired after June 30, 2004 are not eligible to participate in the Pension Plan. Effective March 31, 2006, TCF amended the Pension Plan to discontinue compensation credits for all participants. Interest credits will continue to be paid until participants’ accounts are distributed from the Pension Plan. Each month TCF credits participant accounts with interest on the account balance based on the five-year Treasury rate plus 25 basis points determined at the beginning of each year. All participant accounts are vested.

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

TCF accounts for the Pension Plan in accordance with Financial Accounting Standard Codification (FASC) 715 “Compensation  – Retirement Benefits”. FASC 715 requires companies to reflect each defined benefit and other post-retirement benefits plan’s funded status on the company’s balance sheet. TCF implemented these provisions for the year ended December 31, 2006. TCF changed its measurement date to December 31 in 2008 as required by FASC 715. TCF recorded a $65 thousand credit to January 1, 2008 retained earnings for adoption of FASC 715 measurement date change. The Company does not consolidate the assets and liabilities associated with the Pension Plan.

Postretirement Plan  TCF provides health care benefits for eligible retired employees (the “Postretirement Plan”). Employees retiring after December 31, 2009 are no longer eligible to participate in the Postretirement Plan. Effective January 1, 2000, TCF modified the Postretirement Plan for employees not yet eligible for benefits under the Postretirement Plan by eliminating the Company subsidy. The plan provisions for full-time and retired employees then eligible for these benefits were not changed. The Postretirement Plan is not funded.

The following table sets forth the status of the Pension Plan and the Postretirement Plan at the dates indicated.

	Pension Plan		Postretirement Plan
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2009	2008 (1)	2009	2008 (1)
Benefit obligation:
Accrued participant balance – vested	$50,933	$ 53,156	N.A.	N.A.
Present value of future service and benefits	(2,109)	(4,107)	N.A.	N.A.
Total projected benefit obligation	$48,824	$ 49,049	N.A.	N.A.
Accumulated benefit obligation	$48,824	$ 49,049	N.A.	N.A.
Change in benefit obligation:
Benefit obligation at beginning of year	$49,049	$ 52,456	$8,384	$ 9,491
Service cost – benefits earned during the year	–	–	7	15
Interest cost on projected benefit obligation	2,918	3,668	495	670
Actuarial loss (gain)	935	(1,733)	892	(492)
Benefits paid	(4,078)	(5,342)	(612)	(1,300)
Projected benefit obligation at end of year	48,824	49,049	9,166	8,384
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	38,624	67,506	–	–
Actual return on plan assets	13,559	(28,540)	–	–
Benefits paid	(4,078)	(5,342)	(612)	(1,300)
TCF contributions	2,500	5,000	612	1,300
Fair value of plan assets at end of year	50,605	38,624	–	–
Funded status of plans at end of year	$ 1,781	$(10,425)	$(9,166)	$(8,384)
Amounts recognized in Statements of Financial Condition:
Prepaid (accrued) benefit cost at end of year	$ 1,781	$(10,425)	$(9,166)	$(8,384)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss, before tax:
Transition obligation	–	–	11	15
Accumulated actuarial net loss	27,020	38,788	4,277	3,637
Accumulated other comprehensive loss, before tax	27,020	38,788	4,288	3,652
Total recognized asset (liability)	$28,801	$ 28,363	$(4,878)	$(4,732)

(1)     15 months in 2008 due to FASC 715 measurement date change.

N.A. Not Applicable.

At December 31, 2009, assets held in trust for the Pension Plan included investments in mutual funds and money market funds. The fair value of these assets is based upon quotes from independent asset pricing services for identical assets based on active markets, which are considered level 1 under Financial Accounting Standards Codification (FASC) No. 820, Fair Value Measurements and Disclosures, and are measured on a recurring basis.

The following table sets forth the changes recognized in accumulated other comprehensive loss at the dates indicated.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2009	2008	2007	2009	2008	2007
Accumulated other comprehensive loss at the beginning of the year	$ 38,788	$ 7,221	$16,410	$3,652	$4,538	$4,171
Impact of plan amendments on transition obligation	–	–	–	–	–	(484)
Actuarial net (gain) loss arising during the period	(7,495)	33,130	(5,530)	892	(492)	1,175
Amortizations (recognized in net periodic benefit cost):	–	–	–	(4)	(4)	(101)
Transition obligation
Actuarial loss	(1,263)	(859)	(1,997)	(252)	(311)	(223)
Settlement expense	(3,010)	(490)	(1,662)	–	–	–
Measurement date change	–	(214)	–	–	(79)	–
Total recognized in other comprehensive (income) loss	(11,768)	31,567	(9,189)	636	(886)	367
Accumulated other comprehensive loss at end of year, before tax	$ 27,020	$38,788	$ 7,221	$4,288	$3,652	$4,538

The measurement dates used for determining the Pension Plan and the Postretirement Plan projected and accumulated benefit obligations and the dates used to value plan assets were December 31, 2009 and December 31, 2008. The discount rate used to measure the benefit obligation of the Pension Plan was 5.5% for the year ended December 31, 2009 and 6.25% for the year ended December 31, 2008. The discount rate used to measure the benefit obligation of the Postretirement Plan was 5.25% for the year ended December 31, 2009 and 6.25% for the year ended December 31, 2008.

Net periodic benefit cost (income) included in compensation and employee benefits expense consists of the following.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2009	2008	2007	2009	2008	2007
Interest cost	$ 2,918	$ 2,934	$ 2,930	$495	$537	$491
Expected return on plan assets	(5,129)	(5,059)	(4,938)	–	–	–
Service cost	–	–	–	7	12	17
Recognized actuarial loss	1,263	859	1,997	252	310	223
Settlement expense	3,010	490	1,662	–	–	–
Amortization of transition obligation	–	–	–	4	4	101
Net periodic benefit cost (income)	$ 2,062	$ (776)	$ 1,651	$758	$863	$832

The discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation used to determine the net benefit cost were as follows.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
Assumptions used to determine net benefit cost	2009	2008	2007	2009	2008	2007
Discount rate	6.25%	6.00%	5.50%	6.25%	6.00%	5.50%
Expected long-term rate of return on plan assets	8.50	8.50	8.50	N.A.	N.A.	N.A.

N.A. Not Applicable.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows.

(In thousands)	Pension Plan	Postretirement Plan	Total
Actuarial net loss	$1,564	$313	$1,877
Settlement expense	1,771	–	1,771
Prior service cost	30	–	30
Transition obligation	–	4	4
Net loss	$3,365	$317	$3,682

TCF’s Pension Plan assets are invested in index mutual funds that are designed to mirror the performance of the Standard and Poor’s 500 and the Morgan Stanley Capital International U.S. Mid-Cap 450 indexes, at targeted weightings of 75% and 25%, respectively.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year weighted-average return of the indexes consistent with the Plan’s current investment strategy was 1.5%, net of administrative expenses, and was significantly impacted by the market events of 2008. Although past performance is no guarantee of the future results, TCF is not aware of any reasons why it should not be able to achieve the assumed future average long-term annual returns of 8.5%, net of administrative expenses, on plan assets over complete market cycles. A 1% difference in the expected return on plan assets would result in a $583 thousand change in net periodic pension expense.

The discount rate used to determine TCF’s pension and postretirement benefit obligations as of December 31, 2009 and December 31, 2008 was determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by Moody’s. Bonds containing call or put provisions were excluded. The average estimated duration of TCF’s Pension and Postretirement Plans varied between seven and eight years.

The actual return (loss) on plan assets, net of administrative expenses was 32.8% for the 12 months ended December 31, 2009 and (50.8)% for the 15 months ended December 31, 2008. The actual gain on plan assets for the 12 months ended December 31, 2009 decreased the actuarial loss by $8.4 million. The decrease in the discount rate from 6.25% at December 31, 2008 to 5.5% at December 31, 2009 increased the actuarial loss by $2.2 million. Various plan participant census changes increased the actuarial loss by $250 thousand during the 12 months ended December 31, 2009. The decrease in the interest crediting rate from 5% at December 31, 2008 to 4.5% at December 31, 2009 reduced the actuarial loss by $1.5 million for the 12 months ended December 31, 2009. The accumulated other comprehensive loss in excess of the 10% of the greater of the accumulated benefit obligation or fair value of the plan assets is amortized over approximately seven years.

For 2009, TCF is eligible to contribute up to $20 million to the Pension Plan until the 2009 federal income tax return extension due date under various IRS funding methods. During 2009, TCF contributed $2.5 million to the Pension Plan. TCF does not expect to be required to contribute to the Pension Plan in 2010. TCF expects to contribute $979 thousand to the Postretirement Plan in 2010. TCF contributed $612 thousand to the Postretirement Plan for the 12 months ended December 31, 2009. TCF currently has no plans to pre-fund the Postretirement Plan in 2010.

The following are expected future benefit payments used to determine projected benefit obligations.

	Pension	Postretirement
(In thousands)	Plan	Plan
2010	$ 4,762	$ 979
2011	4,166	946
2012	4,175	927
2013	3,781	904
2014	4,010	876
2015-2019	16,768	3,844

The following table presents assumed health care cost trend rates for the Postretirement Plan at December 31, 2009 and 2008.

	2009	2008
Health care cost trend rate assumed for next year	7.75%	8%
Final health care cost trend rate	5%	5%
Year that final health care trend rate is reached	2023	2012

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$ 21	$ (19)
Effect on postretirement benefits obligations	325	(313)

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

Financial instruments with off-balance sheet risk are summarized as follows:

	At December 31,
(In thousands)	2009	2008
Commitments to extend credit:
Consumer real estate and other	$1,596,706	$1,800,782
Commercial	336,428	393,187
Leasing and equipment finance	124,898	86,909
Inventory finance	–	–
Other	–	108
Total commitments to extend credit	2,058,032	2,280,986
Standby letters of credit and guarantees on industrial revenue bonds	39,281	58,697
Total	$2,097,313	$2,339,683

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

Note 18. Fair Value Measurement

Effective January 1, 2008, TCF adopted FASC 820, Fair Value Measurements and Disclosures. FASC 820 defines fair value and establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”.

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at December 31, 2009.

Securities Available for Sale  At December 31, 2009, securities available for sale consisted primarily of U.S. Government Sponsored Enterprise securities. The fair value of available for sale securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not a quoted market.

The fair value of other securities for which there is little or no market activity, is categorized as Level 3. Other securities classified as Level 3 include equity investments in other financial institutions and foreign debt securities. The fair value of these assets is determined by using quoted prices, when available and incorporating results of internal pricing techniques, which consider observable market information along with security specific information. The fair value of other securities were written down $2.5 million, which is included in gains on securities, net, during the year ended December 31, 2009.

Assets Held in Trust for Deferred Compensation  At December 31, 2009, assets held in trust for deferred compensation plans included investments in publicly traded stocks, other than TCF stock, and mutual funds. The fair value of these assets is based upon prices obtained from independent asset pricing services based on active markets.

At December 31, 2009, the fair value of assets measured on a recurring basis are:

(In thousands)	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ –	$1,905,209	$ –	$1,905,209
Other securities	–	–	5,267	5,267
Assets held in trust for deferred compensation plans (4)	7,511	–	–	7,511
Total assets	$7,511	$1,905,209	$5,267	$1,917,987

(1)     Considered Level 1 under FASC 820, Fair Value Measurements and Disclosures.

(2)     Considered Level 2 under FASC 820, Fair Value Measurements and Disclosures.

(3)     Considered Level 3 under FASC 820, Fair Value Measurements and Disclosures, and is based on valuation models that use significant assumptions that are not observable in an active market.

(4)     A corresponding liability is recorded in other liabilities for TCF’s obligation to the participants in these plans.

The change in the balance sheet carrying values associated with Company determined market priced financial assets carried at fair value during the year ended December 31, 2009 was not significant.

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

Long-lived Assets Held for Sale  Long-lived assets held for sale include real estate owned and repossessed and returned equipment. The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned equipment is based on available pricing guides, auction results or third-party price opinions, less estimated selling costs. Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment. Long-lived assets held for sale were written down $15.5 million, which is included in other non-interest expense, during the year ended December 31, 2009.

The table below presents the balances of assets measured at fair value on a non-recurring basis at December 31, 2009.

(In thousands)	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Loans (4)	$ –	$ –	$ 62,794	$ 62,794
Real estate owned (5)	–	–	71,272	71,272
Repossessed and returned equipment (5)	–	14,861	527	15,388
Total	$ –	$14,861	$134,593	$149,454

(1)              Considered Level 1 under FASC 820, Fair Value Measurements and Disclosures.

(2)              Considered Level 2 under FASC 820, Fair Value Measurements and Disclosures.

(3)              Considered Level 3 under FASC 820, Fair Value Measurements and Disclosures, and is based on valuation models that use significant assumptions that are not observable in an active market.

(4)              Represents the carrying value of loans for which adjustments are based on the appraisal value of the collateral.

(5)              Amounts do not include assets held at cost at December 31, 2009.

Note 19. Fair Values of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at December 31, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold at or the price for which a liability could be settled for. However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the

Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. Beginning with the year ended December 31, 2008, the fair value estimates are determined in accordance with FASC 820.

The carrying amounts and fair values of the Company’s remaining financial instruments are set forth in the following table. This information represents only a portion of TCF’s balance sheet and not the estimated value of the Company as a whole. Non-financial instruments such as the value of TCF’s branches and core deposits, leasing operations and the future revenues from TCF’s customers are not reflected in this disclosure. Therefore, use of this information to assess the value of TCF is limited.

	At December 31,
	2009		2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial instrument assets:
Cash and due from banks	$ 299,127	$ 299,127	$ 342,380	$ 342,380
Investments	163,692	163,692	155,725	155,725
Securities available for sale	1,910,476	1,910,476	1,966,104	1,966,104
Loans:
Consumer real estate and other	7,331,991	7,090,772	7,364,340	7,199,684
Commercial real estate	3,269,003	3,112,313	2,984,156	2,860,293
Commercial business	449,516	424,122	506,887	488,821
Equipment finance loans	868,830	878,168	789,869	790,970
Inventory finance loans	468,805	468,746	4,425	4,425
Allowance for loan losses (1)	(244,471)	–	(172,442)	–
Total financial instrument assets	$14,516,969	$14,347,416	$13,941,444	$13,808,402
Financial instrument liabilities:
Checking, savings and money market deposits	$10,380,814	$10,380,814	$ 7,647,069	$ 7,647,069
Certificates of deposit	1,187,505	1,191,176	2,596,283	2,612,874
Short-term borrowings	244,604	244,604	226,861	226,861
Long-term borrowings	4,510,895	4,816,727	4,433,913	4,964,682
Total financial instrument liabilities	$16,323,818	$16,633,321	$14,904,126	$15,451,486
Financial instruments with off-balance-sheet risk: (2)
Commitments to extend credit (3)	$ 35,860	$ 35,860	$ 38,730	$ 38,730
Standby letters of credit (4)	(55)	(55)	(105)	(105)
Total financial instruments with off-balance-sheet risk	$ 35,805	$ 35,805	$ 38,625	$ 38,625

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

The following methods and assumptions are used by Company in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

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

TCF’s restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities. Basic and diluted earnings per share presented for the years ended December 31, 2008 and 2007 were re-calculated in accordance with these requirements, but did not change amounts previously reported for 2008. Diluted earnings per share for the year ended December 31, 2007 decreased from $2.12 to $2.09.

The computation of basic and diluted earnings per common share is presented in the following table.

	Year Ended December 31,
(In thousands, except per-share data)	2009	2008	2007
Basic Earnings Per Common Share
Net income	$ 87,097	$ 128,958	$ 266,808
Preferred stock dividends	6,378	2,540	–
Non-cash deemed preferred stock dividend	12,025	–	–
Net income available to common stockholders	68,694	126,418	266,808
Earnings allocated to participating securities	215	488	4,672
Earnings allocated to common stock	$ 68,479	$ 125,930	$ 262,136
Weighted-average shares outstanding	127,592,824	125,226,553	125,398,110
Restricted stock	(999,580)	(283,880)	–
Weighted-average common shares outstanding for basic earnings per common share	126,593,244	124,942,673	125,398,110
Basic earnings per common share	$ .54	$ 1.01	$ 2.09
Diluted Earnings Per Common Share
Earnings allocated to common stock	$ 68,479	$ 125,930	$ 262,138
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	126,593,244	124,942,673	125,398,110
Net dilutive effect of:
Non-participating restricted stock	229	–	–
Stock options	167	18,872	76,340
Warrants	–	–	–
Weighted-average common shares outstanding for diluted earnings per common share	126,593,640	124,961,545	125,474,450
Diluted earnings per common share	$ .54	$ 1.01	$ 2.09

All shares of restricted stock are deducted from weighted-average shares outstanding for the computation of basic earnings per common share. Shares of performance-based restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved. All other shares of restricted stock, which vest over specified time periods, stock options and warrants are included in the calculation of diluted earnings per common share, using the treasury stock method.

For the years ended December 31, 2009 and 2008, 6.5 million and 4.4 million shares were outstanding, respectively, related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 21. Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. The following table summarizes the components of comprehensive income.

	Year Ended December 31,
(In thousands)	2009	2008	2007
Net income	$ 87,097	$128,958	$266,808
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on securities available for sale	(3,253)	69,754	30,237
Recognized pension and postretirement actuarial gain (loss), settlement expense and transition obligation	11,132	(30,974)	8,822
Pension and postretirement measurement date change	–	293	–
Reclassification adjustment for securities gains included in net income	(31,828)	(16,066)	(13,278)
Foreign currency translation adjustment	251	1	–
Income tax benefit (expense)	8,845	(8,645)	(8,910)
Total other comprehensive (loss) income	(14,853)	14,363	16,871
Comprehensive income	$ 72,244	$143,321	$283,679

Note 22. Other Expense

Other expense consists of the following.

	Year Ended December 31,
(In thousands)	2009	2008	2007
Card processing and issuance	$ 19,792	$ 19,262	$ 18,134
Deposit account losses	14,076	14,709	17,629
Postage and courier	13,816	13,380	13,663
Telecommunications	11,726	11,860	11,790
Outside processing	10,821	10,450	9,296
Office supplies	9,281	9,664	9,581
Professional fees	8,504	7,474	6,939
Credit insurance	7,395	–	–
ATM processing	6,615	6,881	8,647
Separation costs	4,641	10,005	1,411
Other	49,632	46,345	51,773
Total other expense	$156,299	$150,030	$148,863

Note 23. Business Segments

Retail Banking, Wholesale Banking, Treasury Services and Support Services have been identified as reportable operating segments. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance and inventory finance. Treasury Services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks. Support Services includes holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments. In 2009, TCF changed the management structure and therefore its segments. Prior periods have been restated to reflect the current structure.

TCF evaluates performance and allocates resources based on the segments’ net income. The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Retail Banking	Wholesale Banking	Treasury Services	Support Services	Eliminations	Consolidated
At or For the Year ended December 31, 2009:
Revenues from external customers: Interest income	$ 433,304	$ 408,876	$ 116,001	$ –	$ –	$ 958,181
Non-interest income	418,046	77,238	32,292	(1,721)	–	525,855
Total	$ 851,350	$ 486,114	$ 148,293	$ (1,721)	$ –	$ 1,484,036
Net interest income	$ 403,180	$ 206,277	$ 22,988	$ 561	$ –	$ 633,006
Provision for credit losses	178,029	78,693	1,814	–	–	258,536
Non-interest income	418,046	77,238	32,292	142,261	(143,982)	525,855
Non-interest expense	599,045	156,204	8,255	148,262	(143,982)	767,784
Income tax expense (benefit)	17,526	17,432	17,790	(6,894)	–	45,854
Income after income tax expense	26,626	31,186	27,421	1,454	–	86,687
Loss attributable to non-controlling interest	–	410	–	–	–	410
Net income	$ 26,626	$ 31,596	$ 27,421	$ 1,454	$ –	$ 87,097
Total assets	$7,655,815	$7,544,398	$5,549,107	$124,578	$(2,988,723)	$17,885,175
At or For the Year Ended December 31, 2008:
Revenues from external customers: Interest income	$ 459,639	$ 359,914	$ 144,842	$ –	$ –	$ 964,395
Non-interest income	419,948	60,639	17,113	735	–	498,435
Total	$ 879,587	$ 420,553	$ 161,955	$ 735	$ –	$ 1,462,830
Net interest income	$ 378,722	$ 147,139	$ 66,981	$ 831	$ –	$ 593,673
Provision for credit losses	136,646	52,834	2,565	–	–	192,045
Non-interest income	419,948	60,639	17,113	141,309	(140,574)	498,435
Non-interest expense	571,831	119,072	6,920	137,154	(140,574)	694,403
Income tax expense	28,244	14,018	26,044	8,396	–	76,702
Net income (loss)	$ 61,949	$ 21,854	$ 48,565	$ (3,410)	$ –	$ 128,958
Total assets	$7,583,605	$6,200,288	$5,108,534	$ 94,605	$(2,246,675)	$16,740,357
At or For the Year Ended December 31, 2007:
Revenues from external customers: Interest income	$ 467,089	$ 349,963	$ 150,971	$ –	$ –	$ 968,023
Non-interest income	460,839	65,569	14,037	1,012	–	541,457
Total	$ 927,928	$ 415,532	$ 165,008	$ 1,012	$ –	$ 1,509,480
Net interest income	$ 390,141	$ 131,340	$ 28,120	$ 576	$ –	$ 550,177
Provision for credit losses	45,476	11,213	303	–	–	56,992
Non-interest income	460,839	65,569	14,037	138,636	(137,624)	541,457
Non-interest expense	543,756	102,878	7,388	145,726	(137,624)	662,124
Income tax expense (benefit)	89,191	28,446	11,934	(23,861)	–	105,710
Net income	$ 172,557	$ 54,372	$ 22,532	$ 17,347	$ –	$ 266,808
Total assets	$7,505,723	$5,444,946	$4,796,708	$100,938	$(1,871,261)	$15,977,054

Note 24. Parent Company Financial Information

TCF Financial Corporation’s (parent company only) condensed statements of financial condition as of December 31, 2009 and 2008, and the condensed statements of income and cash flows for the years ended December 31, 2009, 2008 and 2007 are as follows.

Condensed Statements of Financial Condition

	At December 31,
(In thousands)	2009	2008
Assets:
Cash and cash equivalents	$ 32,062	$ 33,557
Investment in bank subsidiaries	1,232,346	1,541,371
Accounts receivable from affiliates	16,060	16,272
Other assets	12,963	20,442
Total assets	$1,293,431	$1,611,642
Liabilities and Stockholders’ Equity:
Junior subordinated notes (trust preferred)	110,441	110,440
Other liabilities	7,628	7,426
Total liabilities	118,069	117,866
Equity	1,175,362	1,493,776
Total liabilities and equity	$1,293,431	$1,611,642

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2009	2008	2007
Interest income	$ 44	$ –	$ –
Interest expense	12,369	4,826	603
Net interest expense	(12,325)	(4,826)	(603)
Dividends from TCF National Bank	32,000	122,797	194,558
Other non-interest income:
Affiliate service fees	9,127	6,922	12,241
Other	(1,984)	85	142
Total other non-interest income	7,143	7,007	12,383
Non-interest expense:
Compensation and employee benefits	9,844	5,833	11,866
Occupancy and equipment	365	362	440
Other	1,487	6,279	1,581
Total non-interest expense	11,696	12,474	13,887
Income before income tax benefit and equity in undistributed earnings of subsidiaries	15,122	112,504	192,451
Income tax benefit	5,169	2,282	1,502
Income before equity in undistributed earnings of subsidiaries	20,291	114,786	193,953
Equity in undistributed earnings of bank subsidiaries	66,806	14,172	72,855
Net income	87,097	128,958	266,808
Preferred stock dividends	6,378	2,540	–
Non-cash deemed preferred stock dividend	12,025	–	–
Net income available to common stockholders	$ 68,694	$126,418	$226,808

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$ 87,097	$ 128,958	$ 266,808
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiaries	(66,806)	(14,172)	(68,163)
Other, net	29,897	(6,394)	1,188
Total adjustments	(36,909)	(20,566)	(66,975)
Net cash provided by operating activities	50,188	108,392	199,833
Cash flows from investing activities:
Purchases of premises and equipment, net	(40)	(40)	(88)
Net cash used by investing activities	(40)	(40)	(88)
Cash flows from financing activities:
Dividends paid on common stock	(50,828)	(126,447)	(124,513)
Dividends paid on preferred stock	(7,926)	–	–
Purchases of common stock	–	–	(105,251)
Recission of capital contribution	361,172	–	–
(Redemption)/Issuance of preferred stock	(361,172)	361,004	–
Interest paid on preferred trust securities	(12,364)	–	–
Sale of trust preferred securities	–	111,378	–
Capital infusions to TCF National Bank	(50)	(434,092)	–
Treasury shares sold to Employees Stock Purchase Plans	19,147	10,178	–
Net (decrease) increase in short-term borrowings	–	(9,500)	9,500
Stock compensation tax (expense) benefits	(1,160)	9,638	4,534
Other, net	1,538	163	1,216
Net cash used by financing activities	(51,643)	(77,678)	(214,514)
Net (decrease) increase in cash	(1,495)	30,674	(14,769)
Cash and cash equivalents at beginning of year	33,557	2,883	17,652
Cash and cash equivalents at end of year	$ 32,062	$ 33,557	$ 2,883

TCF Financial Corporation’s (parent company only) operations are conducted through its banking subsidiaries and other subsidiaries. As a result, TCF’s cash flow and ability to make dividend payments to its common stockholders depend on the earnings of its subsidiaries. The ability of TCF’s banking subsidiaries to pay dividends or make other payments to TCF is limited by their obligations to maintain sufficient capital and by other regulatory restrictions on dividends. At December 31, 2009, TCF’s banking subsidiaries could pay a total of approximately $158.3 million in dividends to TCF without prior regulatory approval.

Additionally, retained earnings at TCF National Bank, a wholly owned subsidiary of TCF Financial Corporation, at December 31, 2009 includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to shareholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

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

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	At
(Dollars in thousands, except per-share data)	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Selected Financial Condition Data:
Loans and leases	$14,590,744	$14,329,264	$13,962,656	$13,795,617	$13,345,889	$13,105,237	$12,976,931	$12,826,194
Securities available for sale	1,910,476	2,060,227	2,087,406	2,098,628	1,966,104	2,102,756	2,120,664	2,177,262
Goodwill	152,599	152,599	152,599	152,599	152,599	152,599	152,599	152,599
Total assets	17,885,175	17,743,009	17,475,721	18,082,341	16,740,357	16,510,595	16,460,123	16,370,364
Total deposits	11,568,319	11,626,011	11,619,053	11,647,203	10,243,352	9,850,237	10,146,122	10,357,069
Short-term borrowings	244,604	21,397	25,829	26,299	226,861	603,233	411,802	138,442
Long-term borrowings	4,510,895	4,524,955	4,307,098	4,311,568	4,433,913	4,630,776	4,515,997	4,414,644
Total equity	1,179,755	1,179,839	1,142,535	1,499,956	1,493,776	1,111,029	1,088,301	1,129,870
	Three Months Ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Selected Operations Data:
Net interest income	$ 169,641	$ 161,489	$ 156,463	$ 145,413	$ 147,117	$ 152,165	$ 151,562	$ 142,829
Provision for credit losses	77,389	75,544	61,891	43,712	47,050	52,105	62,895	29,995
Net interest income after provision for credit losses	92,252	85,945	94,572	101,701	100,067	100,060	88,667	112,834
Non-interest income:
Fees and other revenue	135,866	128,057	129,814	102,731	116,807	123,045	121,504	121,013
Gains on securities, net	7,283	–	10,556	11,548	8,167	498	1,115	6,286
Total non-interest income	143,149	128,057	140,370	114,279	124,974	123,543	122,619	127,299
Non-interest expense	206,763	190,267	196,546	174,208	179,810	177,588	168,729	168,276
Income before income tax expense	28,638	23,735	38,396	41,772	45,231	46,015	42,557	71,857
Income tax expense	9,385	6,491	14,853	15,125	17,527	15,889	18,855	24,431
Income after income tax expense	19,253	17,244	23,543	26,647	27,704	30,126	23,702	47,426
Loss attributable to non-controlling interest	203	207	–	–	–	–	–	–
Net income	19,456	17,451	23,543	26,647	27,704	30,126	23,702	47,426
Preferred stock dividends	–	–	13,218	5,185	2,540	–	–	–
Net income available to common stockholders	$ 19,456	$ 17,451	$ 10,325	$ 21,462	$ 25,164	$ 30,126	$ 23,702	$ 47,426
Per common share:
Basic earnings	$ .15	$ .14	$ .08	$ .17	$ .20	$ .24	$ .19	$ .38
Diluted earnings	$ .15	$ .14	$ .08	$ .17	$ .20	$ .24	$ .19	$ .38
Dividends declared	$ .05	$ .05	$ .05	$ .25	$ .25	$ .25	$ .25	$ .25
Financial Ratios:
Return on average assets (1)	.43%	.39%	.53%	.62%	.68%	.73%	.58%	1.18%
Return on average common equity (1)	6.57	6.03	3.61	7.58	9.00	11.11	8.57	17.08
Net interest margin (1)	4.07	3.92	3.80	3.66	3.84	3.97	4.00	3.84
Net charge-offs as a percentage of average loans and leases (1)	1.35	1.52	1.43	1.04	1.02	.82	.83	.43
Average total equity to average assets	6.69	6.61	6.94	8.64	7.93	6.61	6.76	6.88

(1)       Annualized.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2009. In October 2009, the Company implemented a new commercial loan system. The new system includes new operational and accounting controls and procedures and was thoroughly tested and reconciled as part of the development and conversion process. There were no other significant changes in the Company’s disclosure controls or internal controls over financial reporting during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

As part of the Company’s reorganization of its management structure and business segments, a review was completed in the fourth quarter of 2009 of the finance and accounting operation. Decisions were made to reorganize and centralize the decentralized finance and accounting operation related to its previous banking segments and certain corporate support areas. This reorganization and centralization is expected to take up to nine months and will likely change the internal control structure, as well as be more efficient. Management has a formal project in place to control and monitor these transitional activities until the new centralized functions are in place.

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

Management completed an assessment of TCF’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that TCF’s internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, TCF’s registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

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

February 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TCF Financial Corporation:

We have audited TCF Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report. Our responsibility is to express an opinion on TCF Financial Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota
February 16, 2010

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF’s definitive Proxy Statement dated on or about March 10, 2010 and incorporated herein by reference: Election of Directors: Background of the Nominees; Section 16(a) Beneficial Ownership Reporting Compliance and Background of Executive Officers Who are Not Directors.

Information regarding procedures for nominations of Directors is set forth in the section entitled Election of Directors: Corporate Governance – Director Nominations and Additional Information in TCF’s definitive Proxy Statement dated on or about March 10, 2010, and is incorporated herein by reference.

Audit Committee and Financial Expert

Information regarding TCF’s separately standing Audit Committee, its members and financial experts is set forth in the section of TCF’s definitive Proxy Statement for the 2010 Annual Meeting entitled Election of Directors: Background of the Nominees and Election of Directors: Board Committees, Committee Memberships, and Meetings in 2009 and is incorporated herein by reference.

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

The Board has determined that Gerald A. Schwalbach, the Audit Committee Chairman, George G. Johnson, Vance K. Opperman and Douglas A. Scovanner meet the requirements of audit committee financial experts. The Board has also determined that Mr. Schwalbach, Mr. Johnson, Mr. Opperman and Mr. Scovanner are independent. Additional information regarding Mr. Schwalbach, Mr. Johnson, Mr. Opperman, Mr. Scovanner and other directors is set forth in the section Election of Directors: Background of the Nominees in TCF’s definitive Proxy Statement dated on or about March 10, 2010 and is incorporated herein by reference.

Code of Ethics for Senior Financial Management

TCF adopted a Code of Ethics for Senior Financial Management in March 2003. This Code of Ethics is available for review at the Company’s website at www.tcfbank.com under the “Corporate Governance” section. Any changes to or waivers of violations of the Code of Ethics for Senior Financial Management will be posted to the Company’s website.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of TCF’s definitive Proxy Statement dated on or about March 10, 2010 and is incorporated herein by reference: Election of Directors: Compensation of Directors; Compensation Discussion and Analysis; Compensation Committee Report; Summary Compensation Table; Grants of Plan-Based Awards in 2009; Outstanding Equity Awards at December 31, 2009; Option Exercises and Stock Vested in 2009; Pension Benefits in 2009; Nonqualified Deferred Compensation in 2009 and Potential Payments Upon Termination or Change in Control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF’s common stock by TCF’s directors, executive officers, and certain other shareholders and shares authorized under plans is set forth in the sections entitled Election of Directors: TCF Stock Ownership of Directors, Officers and 5% Owners and Equity Compensation Plans Approved by Stockholders of TCF’s definitive Proxy Statement dated on or about March 10, 2010 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between TCF and management is set in the section entitled Election of Directors: Director Independence and Related Party Transactions of TCF’s definitive Proxy Statement dated on or about March 10, 2010 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures relating to audit and non-audit services provided by the Company’s independent registered public accounting firm is set forth in the section entitled Audit Committee Report in TCF’s definitive Proxy Statement dated on or about March 10, 2010 and is incorporated herein by reference.

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

3. Exhibits

See Index to Exhibits on page 86 of this report.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF Financial Corporation
Registrant

	By	/s/	William A. Cooper
William A. Cooper
Chairman and Chief Executive Officer

Dated: February 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/	William A. Cooper	Chairman of the Board and Chief Executive Officer	February 16, 2010
	William A. Cooper	(Principal Executive Officer)

/s/	Thomas F. Jasper	Executive Vice President and Chief Financial Officer	February 16, 2010
	Thomas F. Jasper	(Principal Financial Officer)

/s/	David M. Stautz	Senior Vice President, Controller	February 16, 2010
	David M. Stautz	and Assistant Treasurer (Principal Accounting Officer)

/s/	Gregory J. Pulles	Director, Vice Chairman and Secretary	February 16, 2010
Gregory J. Pulles

/s/	Peter Bell	Director	February 16, 2010
Peter Bell

/s/	William F. Bieber	Director	February 16, 2010
William F. Bieber

/s/	Theodore J. Bigos	Director	February 16, 2010
Theodore J. Bigos

/s/	Thomas A. Cusick	Director	February 16, 2010
Thomas A. Cusick

/s/	Luella G. Goldberg	Director	February 16, 2010
Luella G. Goldberg

/s/	George G. Johnson	Director	February 16, 2010
George G. Johnson

/s/	Vance K. Opperman	Director	February 16, 2010
Vance K. Opperman

/s/	Gerald A. Schwalbach	Director	February 16, 2010
Gerald A. Schwalbach

/s/	Douglas A. Scovanner	Director	February 16, 2010
Douglas A. Scovanner

/s/	Ralph Strangis	Director	February 16, 2010
Ralph Strangis

/s/	Barry N. Winslow	Director and Vice Chairman	February 16, 2010
Barry N. Winslow

Index to Exhibits

Exhibit No.	Description

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

Warrant Agreement dated December 15, 2009 by and among TCF Financial Corporation, Computershare, Inc. and Computershare Trust Company, N.A. [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Form 8-A filed December 16, 2009]

4(c)	Specimen Warrant to Purchase Shares of Common Stock of TCF Financial Corporation [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Form 8-A filed December 16, 2009]

4(d)

Letter Agreement dated as of November 14, 2008, between TCF Financial Corporation and the United States Department of the Treasury [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed on November 14, 2008]

4(e)

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

4(g)	Form of 10.75% Junior Subordinated Note, Series I [incorporated by reference to Exhibit 4.3 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(h)	Certificate of Trust of TCF Capital I [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Registration Statement on Form S-3, filed August 11, 2008]

4(i)

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

4(j)	Form of 10.75% Capital Security, Series I for TCF Capital I [incorporated by reference to Exhibit 4.5 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

Exhibit No.	Description

4(k)

Guarantee Agreement for TCF Capital I dated August 19, 2008 by and between TCF Financial Corporation and Wilmington Trust Company, as Guarantee Trustee [incorporated by reference to Exhibit 4.6 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(l)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

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

Amended and Restated TCF Financial Incentive Stock Program (as amended and restated October 20, 2008) [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Current Report on Form 8-K filed May 5, 2009]

10(b)-1*

Form of TCF Financial Corporation Incentive Stock Program Performance-Based Restricted Stock Agreement [incorporated by reference to Exhibit 10(b)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed April 29, 2005]

10(b)-2

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

Exhibit No.	Description

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

10(b)-12*

Amended and Restated Restricted Stock Agreement as executed by Mr. Cooper, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-13 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)-13*

Form of Amended and Restated Restricted Stock Agreement as executed by certain executives, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-14 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)-14*

Form of Year 2009 Executive Stock Award as executed by certain executives, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-15 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)-15*	Form of Letter Agreement entered effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-15 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(b)-16*

Form of Agreement Termination Award Agreement effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-16 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(b)-17*

Form of 2010 Restricted Stock Award Agreement effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-17 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

Exhibit No.	Description

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

Restricted Stock Agreement between William A. Cooper and TCF Financial Corporation dated January 24, 2005 [incorporated by reference to Exhibit 10(e)-2 to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(e)-1*

Employment Agreement between Lynn A. Nagorske and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007], as supplemented by the letter agreement dated August 6, 2008 by and between Mr. Nagorske and TCF Financial Corporation [incorporated by reference to Exhibit 99.1 to TCF Financial Corporation’s Current Report on Form 8-K filed August 8, 2008]

10(e)-2*

Employment Agreement between Neil W. Brown and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-7 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(e)-3*

Form of Employment Agreement as executed by certain executives effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-8 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(e)-4*

Employment Agreement between Craig R. Dahl and TCF Financial Corporation effective January 1, 2008 [incorporated by reference to Exhibit 10(e)-9 to TCF Financial Corporation’s Current Report on Form 8-K filed October 19, 2007]

10(e)-5*

Amended and Restated Agreement between Mr. William A. Cooper and TCF Financial Corporation effective as of July 31, 2009 [incorporated by reference to Exhibit 10(e)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed August 4, 2009]

10(g)*

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

TCF Financial Corporation Supplemental Employee Retirement Plan – Employees Stock Purchase Plan (“ESPP”) as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(j)-2

TCF ESPP – Supplemental Plan (as amended and restated effective January 1, 2008) [incorporated by reference to Exhibit 10(j)-2 to TCF Financial Corporation’s Current Report on Form 8-K filed October 24, 2008]

10(k)

Trust Agreement for TCF ESPP Supplemental Executive Retirement Plan (“SERP”) effective January 1, 2009 and dated November 20, 2008 [incorporated by reference to Exhibit 10(k) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(l)

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

10(o)	Form of 2010 Management Incentive Plan effective January 1, 2010 [incorporated by reference to Exhibit 10(o) of TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(p)

TCF Performance-Based Compensation Policy for Covered Executive Officers (as re-approved effective January 1, 2009) [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation’s Current Report on Form 8-K filed May 5, 2009]

10(r)

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

12(a)#	Computation of Ratios of Earnings to Fixed Charges for periods ended December 31, 2009, 2008, 2007, 2006 and 2005

12(b)#	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for periods ended December 31, 2009, 2008, 2007, 2006 and 2005

21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2009)

23#	Consent of KPMG LLP dated February 16, 2010

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

* Executive Contract

# Filed herein