Form 10-Q
period 2010-03-31
TCF FINANCIAL CORP
filed 2010-04-27
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission File Number:

001-10253

TCF FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1591444
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Lake Street East, Mail Code EX0-03-A,

Wayzata, Minnesota 55391-1693

(Address and Zip Code of principal executive offices)

(952) 745-2760

(Registrant’s telephone number, including area code)

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

Yes ☐                                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 21, 2010
Common Stock, $.01 par value	142,162,995 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	March 31,	December 31,
(Dollars in thousands, except per-share data)	2010	2009
	(Unaudited)
Assets

Cash and due from banks	$533,020	$299,127
Investments	154,625	163,692
Securities available for sale	1,899,825	1,910,476
Loans and leases:
Consumer real estate and other	7,295,765	7,331,991
Commercial real estate	3,281,179	3,269,003
Commercial business	421,554	449,516
Leasing and equipment finance	3,007,504	3,071,429
Inventory finance	700,421	468,805
Total loans and leases	14,706,423	14,590,744
Allowance for loan and lease losses	(250,430)	(244,471)
Net loans and leases	14,455,993	14,346,273
Premises and equipment, net	444,719	447,930
Goodwill	152,599	152,599
Other assets	546,533	565,078
Total assets	$18,187,314	$17,885,175

Liabilities and Equity

Deposits:
Checking	$4,601,984	$4,400,290
Savings	5,499,835	5,339,955
Money market	672,894	640,569
Certificates of deposit	1,107,660	1,187,505
Total deposits	11,882,373	11,568,319
Short-term borrowings	17,590	244,604
Long-term borrowings	4,496,574	4,510,895
Total borrowings	4,514,164	4,755,499
Accrued expenses and other liabilities	397,160	381,602
Total liabilities	16,793,697	16,705,420
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 142,560,181 and 130,339,500 shares issued	1,426	1,303
Additional paid-in capital	455,608	297,429
Retained earnings, subject to certain restrictions	973,513	946,002
Accumulated other comprehensive loss	(11,836)	(18,545)
Treasury stock at cost, 622,618 and 1,136,688 shares, and other	(36,891)	(50,827)
Total TCF Financial Corporation stockholders’ equity	1,381,820	1,175,362
Non-controlling interest in subsidiaries	11,797	4,393
Total equity	1,393,617	1,179,755
Total liabilities and equity	$18,187,314	$17,885,175

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per-share data)	2010	2009

Interest income:
Loans and leases	$221,264	$209,377
Securities available for sale	21,407	25,701
Investments and other	1,141	856
Total interest income	243,812	235,934
Interest expense:
Deposits	17,604	40,084
Borrowings	51,546	50,437
Total interest expense	69,150	90,521
Net interest income	174,662	145,413
Provision for credit losses	50,491	43,712
Net interest income after provision for credit losses	124,171	101,701
Non-interest income:
Fees and service charges	66,172	57,064
Card revenue	27,072	24,960
ATM revenue	7,022	7,598
Subtotal	100,266	89,622
Leasing and equipment finance	20,352	12,651
Other	2,455	458
Fees and other revenue	123,073	102,731
Gains (losses) on securities, net	(430)	11,548
Total non-interest income	122,643	114,279
Non-interest expense:
Compensation and employee benefits	88,225	86,190
Occupancy and equipment	32,181	32,047
Deposit account premiums	6,798	6,576
FDIC premiums	5,481	3,795
Advertising and marketing	2,820	4,445
Other	34,764	32,016
Subtotal	170,269	165,069
Operating lease depreciation	10,040	4,024
Foreclosed real estate and repossessed assets, net	8,906	4,291
Other credit costs, net	2,587	824
Total non-interest expense	191,802	174,208
Income before income tax expense	55,012	41,772
Income tax expense	20,790	15,125
Income after income tax expense	34,222	26,647
Income attributable to non-controlling interest	301	—
Net income	33,921	26,647
Preferred stock dividends	—	5,185
Net income available to common stockholders	$33,921	$21,462

Net income per common share:
Basic	$.26	$.17
Diluted	$.26	$.17

Dividends declared per common share	$.05	$.25
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
						Accumulated
	Number of			Additional		Other	Treasury		Non-
	Common	Preferred	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Shares Issued	Stock	Stock	Capital	Earnings	Income (Loss)	and Other	Total	Interests	Equity
Balance, December 31, 2008	130,839,378	$348,437	$1,308	$330,474	$927,893	$(3,692)	$(110,644)	$1,493,776	$—	$1,493,776
Comprehensive income:
Net income	—	—	—	—	26,647	—	—	26,647	—	26,647
Other comprehensive income	—	—	—	—	—	8,083	—	8,083	—	8,083
Comprehensive income	—	—	—	—	26,647	8,083	—	34,730	—	34,730
Dividends on preferred stock	—	570	—	—	(5,185)	—	—	(4,615)	—	(4,615)
Dividends on common stock	—	—	—	—	(31,715)	—	—	(31,715)	—	(31,715)
Grants of restricted stock, 309,000 shares	—	—	—	(8,002)	—	—	8,002	—	—	—
Treasury shares sold to TCF employee benefit plans, 517,242 shares	—	—	—	(6,772)	—	—	13,395	6,623	—	6,623
Cancellation of shares of restricted stock	(421,450)	—	(4)	(76)	122	—	—	42		42
Cancellation of common shares for tax withholding	(6,977)	—	—	(93)	—	—	—	(93)	—	(93)
Amortization of stock compensation	—	—	—	2,088	—	—	—	2,088	—	2,088
Exercise of stock options, 13,800 shares	—	—	—	(195)	—	—	357	162	—	162
Stock compensation tax expense	—	—	—	(1,042)	—	—	—	(1,042)	—	(1,042)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(1,357)	—	—	1,357	—	—	—
Balance, March 31, 2009	130,410,951	$349,007	$1,304	$315,025	$917,762	$4,391	$(87,533)	$1,499,956	$—	$1,499,956

Balance, December 31, 2009	130,339,500	$—	$1,303	$297,429	$946,002	$(18,545)	$(50,827)	$1,175,362	$4,393	$1,179,755
Comprehensive income:
Income after income tax expense	—	—	—	—	34,222	—	—	34,222	—	34,222
Income attributable to non-controlling interest	—	—	—	—	(301)	—	—	(301)	301	—
Other comprehensive income	—	—	—	—	—	6,709	—	6,709	—	6,709
Comprehensive income	—	—	—	—	33,921	6,709	—	40,630	301	40,931
Public offering of common stock	12,322,250	—	124	164,443	—	—	—	164,567	—	164,567
Investment by non-controlling interest	—	—	—	—	—	—	—	—	7,103	7,103
Dividends on common stock	—	—	—	—	(6,418)	—	—	(6,418)	—	(6,418)
Grants of restricted stock, 105,583 shares	—	—	—	(2,734)	—	—	2,734	—	—	—
Treasury shares sold to TCF employee benefit plans, 408,487 shares	—	—	—	(4,640)	—	—	10,578	5,938	—	5,938
Cancellation of shares of restricted stock	(3,750)	—	—	(60)	8	—	—	(52)	—	(52)
Cancellation of common shares for tax withholding	(97,819)	—	(1)	(1,331)	—	—	—	(1,332)	—	(1,332)
Amortization of stock compensation	—	—	—	2,291	—	—	—	2,291	—	2,291
Stock compensation tax benefits	—	—	—	834	—	—	—	834	—	834
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(624)	—	—	624	—	—	—
Balance, March 31, 2010	142,560,181	$—	$1,426	$455,608	$973,513	$(11,836)	$(36,891)	$1,381,820	$11,797	$1,393,617

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$33,921	$26,647
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	50,491	43,712
Depreciation and amortization	22,156	15,701
Net increase in other assets and accrued expenses and other liabilities	18,927	3,269
Gains on sales of assets, net	—	(11,548)
Other, net	2,984	2,487
Total adjustments	94,558	53,621
Net cash provided by operating activities	128,479	80,268

Cash flows from investing activities:
Principal collected on loans and leases	961,612	685,535
Originations and purchases of loans	(1,024,614)	(710,652)
Purchases of equipment for lease financing	(165,222)	(181,798)
Purchase of leasing and equipment finance portfolios	—	(277,404)
Purchase of inventory finance portfolios	—	(42,871)
Proceeds from sales of securities available for sale	—	522,359
Purchases of securities available for sale	(50,523)	(552,676)
Proceeds from maturities of and principal collected on securities available for sale	69,841	106,835
Purchases of Federal Home Loan Bank stock	(2,224)	—
Redemption of Federal Home Loan Bank stock	11,130	—
Proceeds from sales of real estate owned	28,171	14,521
Purchases of premises and equipment	(6,910)	(10,092)
Other, net	9,918	(3,783)
Net cash used by investing activities	(168,821)	(450,026)

Cash flows from financing activities:
Net increase in deposits	314,054	1,403,851
Net decrease in short-term borrowings	(227,014)	(200,561)
Proceeds from long-term borrowings	20,703	7,410
Payments on long-term borrowings	(9,277)	(131,110)
Net proceeds from public offering of common stock	164,567	—
Net change in non-controlling interest	7,103	—
Dividends paid on common stock	(6,418)	(31,715)
Dividends paid on preferred stock	—	(4,565)
Stock compensation tax benefit (expense)	834	(1,042)
Treasury shares sold to TCF employee benefit plans	5,938	6,623
Other, net	3,745	3,228
Net cash provided by financing activities	274,235	1,052,119
Net increase in cash and due from banks	233,893	682,361
Cash and due from banks at beginning of period	299,127	342,380
Cash and due from banks at end of period	$533,020	$1,024,741

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$67,322	$92,057
Income taxes	$148	$1,386
Transfer of loans and leases to other assets	$39,426	$39,564
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.  The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009 and for the year then ended.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

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

(2)                      Investments

The carrying values of investments consist of the following.

	At	At
	March 31,	December 31,
(In thousands)	2010	2009
Federal Home Loan Bank stock, at cost:
Des Moines	$119,110	$128,016
Chicago	4,617	4,617
Subtotal	123,727	132,633
Federal Reserve Bank stock, at cost	22,984	22,972
Other	7,914	8,087
Total investments	$154,625	$163,692

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

During the first quarter of 2010, TCF recorded an impairment charge of $104 thousand on other investments, which had a carrying value of $7.9 million at March 31, 2010, as full recovery is not expected.

(3)                      Securities Available for Sale

Securities available for sale consist of the following.

	At March 31, 2010				At December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S Government sponsored enterprises and federal agencies	$1,883,632	$25,579	$(14,195)	$1,895,016	$1,903,201	$21,138	$(19,130)	$1,905,209
Other	255	—	—	255	263	—	—	263
Other securities	4,456	98	—	4,554	4,783	221	—	5,004
Total	$1,888,343	$25,677	$(14,195)	$1,899,825	$1,908,247	$21,359	$(19,130)	$1,910,476
Weighted-average yield	4.52%				4.54%

At March 31, 2010 and December 31, 2009, TCF had $1.75 billion of mortgage-backed securities pledged as collateral to secure certain borrowings and deposits.

During the first quarter of 2010, TCF recorded an impairment charge of $326 thousand on other securities, which had a fair value of $4.6 million at March 31, 2010, as full recovery is not expected.

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  Unrealized losses on securities available for sale are due to changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At March 31, 2010
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agancies	$1,025,918	$(14,195)	$—	$—	$1,025,918	$(14,195)

At December 31, 2009
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agancies	$1,082,197	$(19,130)	$—	$—	$1,082,197	$(19,130)

The amortized cost and fair value of securities available for sale at March 31, 2010, by contractual maturity, are shown below.

	Amortized
(In thousands)	Cost	Fair Value
Due in one year or less	$52	$52
Due in 1-5 years	245	247
Due in 5-10 years	444	466
Due after 10 years	1,883,396	1,894,756
No stated maturity	4,206	4,304
Total	$1,888,343	$1,899,825

(4)                      Loans and Leases

The following table sets forth information about loans and leases.

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2010	2009	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,940,006	$4,961,347	(0.4)%
Junior lien	2,307,038	2,319,222	(0.5)
Total consumer real estate	7,247,044	7,280,569	(0.5)
Other	48,721	51,422	(5.3)
Total consumer real estate and other	7,295,765	7,331,991	(0.5)
Commercial:
Commercial real estate:
Permanent	3,064,141	3,016,518	1.6
Construction and development	217,038	252,485	(14.0)
Total commercial real estate	3,281,179	3,269,003	0.4
Commercial business	421,554	449,516	(6.2)
Total commercial	3,702,733	3,718,519	(0.4)
Leasing and equipment finance (1):
Equipment finance loans	865,701	868,830	(0.4)
Lease financings:
Direct financing leases	2,231,294	2,305,945	(3.2)
Sales-type leases	23,474	24,714	(5.0)
Lease residuals	107,047	106,391	0.6
Unearned income and deferred lease costs	(220,012)	(234,451)	(6.2)
Total lease financings	2,141,803	2,202,599	(2.8)
Total leasing and equipment finance	3,007,504	3,071,429	(2.1)
Inventory finance	700,421	468,805	49.4
Total loans and leases	$14,706,423	$14,590,744	0.8

(1)     Operating leases of $99.1 million at March 31, 2010 and $105.9 million at December 31, 2009 are included in other assets in the Consolidated Statements of Financial Condition.

(5)                      Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At March 31, 2010		At December 31, 2009
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2010	$100,000	6.02%	$100,000	6.02%
	2011	300,000	4.64	300,000	4.64
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Sub-total		3,950,000	4.43	3,950,000	4.43
Subordinated bank notes	2014	71,020	1.91	71,020	1.91
	2015	50,000	1.84	49,969	5.37
	2016	74,539	5.63	74,522	5.63
Sub-total		195,559	3.31	195,511	4.21
Junior subordinated notes (trust preferred)	2068	110,441	11.20	110,441	11.20
Discounted lease rentals	2010	76,691	5.43	108,795	5.42
	2011	74,563	5.52	69,420	5.55
	2012	49,666	5.58	43,968	5.62
	2013	29,204	5.63	25,657	5.72
	2014	9,592	5.63	6,500	5.84
	2015	626	5.78	402	5.89
	2016	232	5.66	201	5.91
Sub-total		240,574	5.52	254,943	5.53
Total long-term borrowings		$4,496,574	4.60	$4,510,895	4.65

Included in FHLB advances and repurchase agreements at March 31, 2010 are $600 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity.  In addition, TCF has $850 million of FHLB advances and $700 million of repurchase agreements which contain one-time call provisions in either 2010 or 2011.

The probability that the advances and repurchase agreements will be called by the counterparties depends primarily on the level of related interest rates at the call date. If FHLB advances are called, replacement funding will be available from the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.  Subordinated bank notes with stated maturities in 2014 and 2015 are callable quarterly and have variable interest rates which reset quarterly.

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at March 31, 2010 were as follows.

(Dollars in thousands)
Year	Next Call	Weighted- Average Rate	Stated Maturity	Weighted- Average Rate

2010	$1,750,000	4.59%	$100,000	6.02%
2011	400,000	3.84	200,000	4.85
2015	—	—	500,000	4.15
2016	—	—	100,000	4.82
2017	—	—	950,000	4.62
2018	—	—	300,000	3.51
Total	$2,150,000	4.45	$2,150,000	4.45

(6)                      Equity

Treasury stock and other consists of the following.

	At	At
	March 31,	December 31,
(In thousands)	2010	2009
Treasury stock, at cost	$(16,123)	$(29,435)
Shares held in trust for deferred compensation plans, at cost	(20,768)	(21,392)
Total	$(36,891)	$(50,827)

In February of 2010, TCF completed a public offering of common stock which raised net proceeds of $164.6 million through the issuance of 12,322,250 common shares.  At March 31, 2010, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors.

TCF has a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro and Exmark brands with reliable, cost-effective sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron.  As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements.  Toro’s interest is reported as a non-controlling interest within equity and qualifies as Tier 1 regulatory capital.

At March 31, 2010, TCF had outstanding 3,199,988 warrants to purchase common stock with a strike price of $16.93 per share. The warrants are publicly traded on the New York Stock Exchange under the symbol “TCB WS”.

TCF continues to be well-capitalized based on the capital requirements determined by the Federal Reserve Board and the Office of the Comptroller of the Currency (“OCC”).  The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements.  Increases in tier 1 and total risk-based capital are primarily the result of TCF’s public offering of common stock in February of 2010, which raised net proceeds of $164.6 million.

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Tier 1 leverage capital
TCF	$1,369,005	7.67%	$535,517	3.00%	N.A.	N.A.
TCF National Bank	1,318,204	7.39	535,041	3.00	$891,736	5.00%

Tier 1 risk-based capital
TCF	1,369,005	9.98	548,889	4.00	823,333	6.00
TCF National Bank	1,318,204	9.62	548,297	4.00	822,445	6.00

Total risk-based capital
TCF	1,713,369	12.49	1,097,778	8.00	1,372,222	10.00
TCF National Bank	1,662,386	12.13	1,096,593	8.00	1,370,742	10.00
As of December 31, 2009:
Tier 1 leverage capital
TCF	$1,161,750	6.59%	$528,681	3.00%	N.A.	N.A.
TCF National Bank	1,103,875	6.27	527,836	3.00	$879,727	5.00%

Tier 1 risk-based capital
TCF	1,161,750	8.52	545,115	4.00	817,672	6.00
TCF National Bank	1,103,875	8.11	544,648	4.00	816,972	6.00

Total risk-based capital
TCF	1,514,940	11.12	1,090,230	8.00	1,362,787	10.00
TCF National Bank	1,456,858	10.70	1,089,297	8.00	1,361,621	10.00

N.A. Not Applicable.

The minimum and well capitalized capital requirements are determined by the Federal Reserve Board for TCF and by the OCC for TCF National Bank pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.  At March 31, 2010, TCF and TCF National Bank exceeded their stated regulatory capital requirements and are considered “well-capitalized”.

Tier 1 common capital at March 31, 2010 was $1.2 billion, or 9.05%, of the risk-weighted assets, compared to $1 billion, or 7.65%, of risk-weighted assets at December 31, 2009.  The increase was primarily the result of TCF’s public offering of common stock in February of 2010.

(7)                      Fair Value Measurement

Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”.

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at March 31, 2010.

Securities Available for Sale At March 31, 2010, securities available for sale consisted primarily of U.S. Government sponsored enterprise securities. The fair value of available for sale securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not a quoted market. The fair value of other securities for which there is little or no market activity, is categorized as Level 3. Other securities classified as Level 3 include equity investments in other thinly traded financial institutions and foreign debt securities. The fair value of these assets is determined by using quoted prices, when available and incorporating results of internal pricing techniques, which consider observable market information along with security specific information. A $326 thousand impairment charge was recorded on other securities available for sale during the quarter ended March 31, 2010 and is included in gains (losses) on securities, net.

Assets Held in Trust for Deferred Compensation At March 31, 2010, assets held in trust for deferred compensation plans included investments in publicly traded stocks, excluding common TCF stock held in treasury, and mutual funds. The fair value of these assets is based upon prices obtained from independent asset pricing services based on active markets.

The table below presents the balances of assets measured at fair value on a recurring basis.

	Readily Available	Observable	Company Determined	Total at
(In thousands)	Market Prices (1)	Market Prices (2)	Market Prices (3)	Fair Value
At March 31, 2010:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$1,895,016	$—	$1,895,016
Other	—	—	255	255
Other securities	—	—	4,554	4,554
Assets held in trust for deferred compensation plans (4)	8,352	—	—	8,352
Total assets	$8,352	$1,895,016	$4,809	$1,908,177

(1)          Considered Level 1 under FASC 820, Fair Value Measurements and Disclosures.

(2)          Considered Level 2 under FASC 820, Fair Value Measurements and Disclosures.

(3)          Considered Level 3 under FASC 820, Fair Value Measurements and Disclosures and is based on valuation models that use significant assumptions that are not observable in an active market.

(4)          A corresponding liability is recorded in other liabilities for TCF’s obligation to the participants in these plans.

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the three months ended March 31, 2010 was not significant and there were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2010.

The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of such collateral.

Long-lived assets held for sale Long-lived assets held for sale include real estate owned and repossessed and returned equipment. The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned equipment is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment.  Long-lived assets held for sale were written down $4.8 million, which is included in other non-interest expense, during the three months ended March 31, 2010.

The table below presents the balances of assets at March 31, 2010 which were measured at fair value on a non-recurring basis for the three months ended March 31, 2010.

(In thousands)	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
Loans (4)	$—	$—	$103,043	$103,043
Real estate owned (5)	—	—	83,335	83,335
Repossessed and returned equipment (5)	—	13,772	84	13,856
Investments (6)	—	—	4,813	4,813
Total	$—	$13,772	$191,275	$205,047

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

(5)          Amounts do not include assets held at cost at March 31, 2010.

(6)          Represents the carrying value of other investments which were measured at fair value during the three months ended March 31, 2010.

(8)                      Fair Values of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value.  These fair value estimates were made at March 31, 2010 and December 31, 2009 based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled.  However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made many estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

	At March 31,		At December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	$533,020	$533,020	$299,127	$299,127
Investments	154,625	154,625	163,692	163,692
Securities available for sale	1,899,825	1,899,825	1,910,476	1,910,476
Loans:
Consumer real estate and other	7,295,765	6,986,973	7,331,991	7,090,772
Commercial real estate	3,281,179	3,131,524	3,269,003	3,112,313
Commercial business	421,554	405,662	449,516	424,122
Equipment finance loans	865,701	869,961	868,830	878,168
Inventory finance loans	700,421	700,315	468,805	468,746
Allowance for loan losses (1)	(250,430)	—	(244,471)	—
Total financial instrument assets	$14,901,660	$14,681,905	$14,516,969	$14,347,416
Financial instrument liabilities:
Checking, savings and money market deposits	$10,774,713	$10,774,713	$10,380,814	$10,380,814
Certificates of deposit	1,107,660	1,110,601	1,187,505	1,191,176
Short-term borrowings	17,590	17,590	244,604	244,604
Long-term borrowings	4,496,574	4,790,350	4,510,895	4,816,727
Total financial instrument liabilities	$16,396,537	$16,693,254	$16,323,818	$16,633,321
Financial instruments with off-balance-sheet risk: (2)
Commitments to extend credit (3)	$35,630	$35,630	$35,860	$35,860
Standby letters of credit (4)	(102)	(102)	(55)	(55)
Total financial instruments with off-balance-sheet risk	$35,528	$35,528	$35,805	$35,805

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

Loans The fair value of loans is estimated based on discounted expected cash flows.  These cash flows include assumptions for prepayment estimates over the loans’ remaining life, consideration of the current interest rate environment compared to the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment.

Deposits The fair value of checking, savings and money market deposits is deemed equal to the amount payable on demand.  The fair value of certificates of deposit is estimated based on discounted cash flows using currently offered market rates.  The intangible value of long-term relationships with depositors is not taken into account in the fair values disclosed.

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

(9)                      Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program since December 31, 2009.

	Restricted Stock		Stock Options
		Weighted-Average			Weighted-Average
	Shares	Grant Date Fair Value	Shares	Price Range	Exercise Price
Outstanding at December 31, 2009	1,870,845	$14.06	2,208,619	$12.85 - $15.75	$14.44
Granted	105,583	13.44	—	—	—
Forfeited	(3,750)	23.47	—	—	—
Vested	(260,363)	9.02	—	—	—
Outstanding at March 31, 2010	1,712,315	$14.60	2,208,619	$12.85 - $15.75	$14.44
Exercisable at March 31, 2010	N.A.	N.A.	—	$—	$—

Unrecognized stock compensation for restricted stock and stock options was $16.4 million with a weighted-average remaining amortization period of 1.5 years at March 31, 2010.  As of March 31, 2010, the weighted average remaining contractual life of stock options outstanding was 8.01 years.

(10)                Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three months ended March 31, 2010 and 2009.

	Pension Plan		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2010	2009	2010	2009
Interest cost	$638	$729	$114	$123
Expected return on plan assets	(1,236)	(1,282)	—	—
Service cost	—	—	1	2
Amortization of prior service cost	7	—	—	—
Recognized actuarial loss	391	316	78	63
Settlement expense	444	882	—	—
Amortization of transition obligation	—	—	1	1
Net periodic benefit cost	$244	$645	$194	$189

During the first three months of 2010, TCF made no cash contributions to the Pension Plan compared to a $2.5 million contribution for the same 2009 period.  During the first quarter of 2010, TCF paid $157 thousand for benefits of the Postretirement Plan, compared with $154 thousand for the same 2009 period.

(11)                Business Segments

Retail Banking, Wholesale Banking, Treasury Services and Support Services have been identified as reportable operating segments. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance and inventory finance. Treasury Services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks. Support Services includes holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments. TCF evaluates performance and allocates resources based on the segments’ net income. TCF generally accounts for inter-segment sales and transfers at cost.  The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies in the most recent Annual Report on Form 10-K.

The following tables set forth certain information for TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

	Retail	Wholesale	Treasury	Support
(In thousands)	Banking	Banking	Services	Services	Eliminations	Consolidated
For the Three Months Ended March 31, 2010:
Revenues from external customers:
Interest income	$104,038	$112,487	$27,287	$—	$—	$243,812
Non-interest income (loss)	99,434	23,440	27	(258)	—	122,643
Total	$203,472	$135,927	$27,314	$(258)	$—	$366,455
Net interest income (expense)	$107,317	$60,523	$7,094	$(272)	$—	$174,662
Provision for credit losses	35,396	14,495	600	—	—	50,491
Non-interest income	99,434	23,440	27	39,192	(39,450)	122,643
Non-interest expense	138,597	48,102	2,046	42,507	(39,450)	191,802
Income tax expense (benefit)	12,368	7,675	1,847	(1,100)	—	20,790
Income (loss) after income tax expense	20,390	13,691	2,628	(2,487)	—	34,222
Income attributable to non-controlling interest	—	301	—	—	—	301
Net income (loss)	$20,390	$13,390	$2,628	$(2,487)	$—	$33,921
Total assets	$7,604,289	$7,661,742	$5,934,060	$127,050	$(3,139,827)	$18,187,314

For the Three Months Ended March 31, 2009:
Revenues from external customers:
Interest income	$108,960	$94,225	$32,749	$—	$—	$235,934
Non-interest income	88,299	13,780	12,074	126	—	114,279
Total	$197,259	$108,005	$44,823	$126	$—	$350,213
Net interest income	$99,100	$45,612	$575	$126	$—	$145,413
Provision for credit losses	28,168	15,110	434	—	—	43,712
Non-interest income	88,299	13,780	12,074	34,935	(34,809)	114,279
Non-interest expense	142,587	30,425	1,818	34,187	(34,809)	174,208
Income tax expense (benefit)	6,432	4,915	4,054	(276)	—	15,125
Income after income tax expense	10,212	8,942	6,343	1,150	—	26,647
Income attributable to non-controlling interest	—	—	—	—	—	—
Net income	$10,212	$8,942	$6,343	$1,150	$—	$26,647
Total assets	$6,871,867	$6,639,433	$6,384,530	$825,085	$(2,638,574)	$18,082,341

(12)                Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented in the following table.

	Three Months Ended
	March 31,
(Dollars in thousands, except per-share data)	2010	2009
Basic Earnings Per Common Share
Net income	$33,921	$26,647
Preferred stock dividends	—	(5,185)
Net income available to common stockholders	33,921	21,462
Earnings allocated to participating securities	185	57
Earnings allocated to common stock	$33,736	$21,405
Weighted-average shares outstanding	133,290,863	126,718,109
Restricted stock	(947,890)	(778,778)
Weighted-average common shares outstanding for basic earnings per common share	132,342,973	125,939,331
Basic earnings per share	$.26	$.17

Diluted Earnings Per Common Share
Earnings allocated to common stock	$33,736	$21,405
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	132,342,973	125,939,331
Net dilutive effect of:
Non-participating restricted stock	13,350	—
Stock options	62,869	160
Warrants	—	—
Weighted-average common shares outstanding for diluted earnings per common share	132,419,192	125,939,491
Diluted earnings per share	$.26	$.17

All shares of restricted stock are deducted from weighted-average shares outstanding for the computation of basic earnings per common share. Shares of performance-based non-participating restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved.  All other shares of non-participating restricted stock, which vest over specified time periods, stock options, and warrants, are included in the calculation of diluted earnings per common share, using the treasury stock method.

For the period ended March 31, 2010, 1.9 million shares related to non-participating restricted stock and stock options and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because they were anti-dilutive. For the period ended March 31, 2009, 3.2 million shares related to non-participating restricted stock and stock options and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because they were anti-dilutive.

(13)                Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income.  The following table summarizes the components of comprehensive income.

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Net income	$33,921	$26,647
Other comprehensive income/(losses):
Unrealized holding gains arising during the period on securities available for sale	9,251	23,189
Recognized pension and postretirement actuarial losses, settlement expense, prior service cost and transition obligation	921	1,262
Reclassification adjustment for securities gains included in net income	—	(11,749)
Foreign currency translation adjustment	320	2
Income tax expense	(3,783)	(4,621)
Total other comprehensive income	6,709	8,083
Comprehensive income	$40,630	$34,730

(14)                Other Expense

Other expense consists of the following.

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Card processing and issuance	$4,606	$4,760
Postage and courier	3,415	3,319
Telecommunications	3,072	2,768
Professional fees	2,957	1,295
Deposit account losses	2,817	3,123
Outside processing	2,805	2,647
Office supplies	2,283	2,422
ATM processing	1,556	1,591
Separation costs	159	433
Other	11,094	9,658
Total other expense	$34,764	$32,016

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank, is headquartered in South Dakota.  TCF has 441 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota at March 31, 2010.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of all consumers. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and telephone and internet banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize well-secured, higher yielding assets and low or no interest-cost deposits. The Company’s growth strategies include new branch expansion, acquisitions and the development of new products and services. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

TCF’s core businesses include Retail Banking, Wholesale Banking and Treasury Services. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance and inventory finance. TCF refers to its combined leasing and equipment finance and inventory finance businesses as “Specialty Finance”.  Treasury Services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. TCF’s largest core lending business is its consumer real estate loan operation, which offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on local properties or to local customers. The leasing and equipment finance businesses consist of TCF Equipment Finance, a company that delivers equipment finance solutions to businesses in select markets, and Winthrop Resources, a company that primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. TCF Inventory Finance provides inventory financing to businesses in the United States and Canada.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 59% of TCF’s total revenue for the three months ended March 31, 2010.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies.  Non-interest income is also a significant source of revenue for TCF.  Key drivers of non-interest income are the number of deposit accounts and related transaction activity.

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three months ended March 31, 2010 and 2009 and on information about TCF’s balance sheet, credit quality, liquidity, funding sources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF’s diluted earnings per common share was 26 cents for the first quarter of 2010 compared with 17 cents for the same 2009 period and net income was $33.9 million for the first quarter of 2010, compared with $26.6 million for the same 2009 period.

For the first quarter of 2010, return on average assets was .76%, compared with .62% for the same 2009 period.  Return on average common equity was 10.68% for the first quarter of 2010 compared with 7.58% for the same 2009 period.

Operating Segment Results

See Note 11 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

RETAIL BANKING, consisting of retail lending and branch banking, reported net income of $20.4 million for the first quarter of 2010, compared with $10.2 million for the same 2009 period.  Retail Banking net interest income for the first quarter of 2010 was $107.3 million, compared with $99.1 million for the same 2009 period.

The Retail Banking provision for credit losses was $35.4 million for the first quarter of 2010, compared with $28.2 million for the same 2009 period.  The increase from the first quarter of 2009 was primarily due to increased consumer real estate net charge-offs.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Provision for Credit Losses” for further discussion.

Retail Banking non-interest income totaled $99.4 million for the first quarter of 2010, up 12.6% from $88.3 million for the same 2009 period, primarily due to increases in fees and service charges.

Retail Banking non-interest expense for the first quarter of 2010 was $138.6 million, compared with $142.6 million for the same 2009 period, primarily due to decreased compensation and benefits expense.

WHOLESALE BANKING, an operating segment composed of commercial banking, leasing and equipment finance and inventory finance, reported net income of $13.4 million for the first quarter 2010, compared with $8.9 million for the same 2009 period.  Net interest income for the first quarter of 2010 was $60.5 million, compared with $45.6 million for the same 2009 period.

The provision for credit losses for Wholesale Banking was $14.5 million for the first quarter of 2010, compared with $15.1 million for the same 2009 period.  Wholesale Banking net charge-offs totaled $14.6 million during the first three months of 2010, compared with $11.1 million during the same 2009 period.

Wholesale Banking non-interest income for the first quarter of 2010 totaled $23.4 million, up from $13.8 million for the same 2009 period, primarily due to an increase in operating lease revenue resulting from the acquisition of Fidelity National Capital, Inc. (“FNCI”) in the third quarter of 2009.

Wholesale Banking non-interest expense totaled $48.1 million for the first quarter of 2010, compared with $30.4 million for the same 2009 period, primarily as a result of increased compensation from expansion, increased expense for repossessed assets and increased operating lease depreciation from the acquisition of FNCI.

TREASURY SERVICES reported net income of $2.6 million for the first quarter of 2010, compared with net income of $6.3 million for the same 2009 period.  The decrease was primarily due to gains on security sales in the first quarter of 2009 versus no gains in the first quarter of 2010.

Consolidated Net Interest Income

Net interest income for the first quarter of 2010 totaled $174.7 million, up from $145.4 million for the first quarter of 2009 and up from $169.6 million for the fourth quarter of 2009.  The increase in net interest income from the first quarter of 2009 was primarily attributable to a $1.1 billion, or 8.1%, increase in average loans and leases and a 54 basis point increase in net interest margin.  The increase in net interest income from the fourth quarter of 2009 was primarily due to a $163.5 million, or 1.1%, increase in average loans and leases and a 13 basis point increase in net interest margin.

Net interest margin for the first quarter of 2010 was 4.20%, up from 3.66% for the first quarter of 2009 and up from 4.07% for the fourth quarter of 2009.  The increase in net interest margin from the first quarter of 2009 was primarily due to decreased rates paid on deposits, partially offset by the increased negative effect of non-accrual loans and leases and restructured consumer real estate loans.  The increase in net interest margin from the fourth quarter of 2009 was primarily due to decreased rates paid on deposits and the positive effect of replacing investments in agency debentures with higher-yielding agency mortgage-backed securities.

Achieving net interest income growth over time is primarily dependent on TCF’s ability to generate higher-yielding assets and low or no interest-cost deposits.  While interest rates and consumer preferences continue to change over time, TCF is currently liability sensitive as measured by its interest rate gap (the difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months).  Being liability sensitive generally means that TCF’s net interest income is subject to compression in rising interest rate environments.  However, since TCF is primarily deposit funded, the degree of the impact to net interest income is controlled by TCF, partially based on how its competitors price comparable products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Deposits” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest rate risk position.

The following table summarizes TCF’s average balances, interest, yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010			2009
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments and other	$279,995	$1,141	1.64%	$484,394	$856.71%
U.S. Government sponsored entities:
Mortgage-backed securities	1,885,076	21,401	4.54	2,002,962	25,659	5.12
Debentures	—	—	—	8,908	35	1.57
Other securities	477	6	5.08	506	7	5.58
Total securities available for sale (3)	1,885,553	21,407	4.54	2,012,376	25,701	5.11
Loans and leases:
Consumer real estate:
Fixed-rate	5,287,660	81,496	6.25	5,477,467	88,806	6.57
Variable-rate (4)	1,971,145	27,334	5.62	1,818,232	26,223	5.85
Consumer - other	30,406	635	8.47	39,539	822	8.43
Total consumer real estate and other	7,289,211	109,465	6.09	7,335,238	115,851	6.40
Commercial real estate:
Fixed- and adjustable-rate	2,782,787	41,602	6.06	2,410,335	36,284	6.11
Variable-rate (4)	490,006	5,314	4.40	588,181	5,640	3.89
Total commercial real estate	3,272,793	46,916	5.81	2,998,516	41,924	5.67
Commercial business:
Fixed- and adjustable-rate	164,204	2,283	5.64	175,445	2,550	5.89
Variable-rate (4)	265,238	2,460	3.76	324,311	2,386	2.98
Total commercial business	429,442	4,743	4.48	499,756	4,936	4.01
Total commercial	3,702,235	51,659	5.66	3,498,272	46,860	5.43
Leasing and equipment finance	3,043,664	50,002	6.57	2,632,893	46,051	7.00
Inventory finance	553,095	10,138	7.33	28,475	615	8.64
Total loans and leases (5)	14,588,205	221,264	6.13	13,494,878	209,377	6.27
Total interest-earning assets	16,753,753	243,812	5.87	15,991,648	235,934	5.96
Other assets (6)	1,234,797			1,158,072
Total assets	$17,988,550			$17,149,720

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,462,962			$1,428,453
Small business	597,249			563,236
Commercial and custodial	278,827			227,470
Total non-interest bearing deposits	2,339,038			2,219,159
Interest-bearing deposits:
Checking	2,085,175	1,806.35		1,747,480	2,687.62
Savings	5,345,862	11,531.87		3,800,275	16,939	1.81
Money market	668,581	1,250.76		646,347	2,310	1.45
Subtotal	8,099,618	14,587.73		6,194,102	21,936	1.44
Certificates of deposit	1,127,149	3,017	1.08	2,463,405	18,148	2.98
Total interest-bearing deposits	9,226,767	17,604.77		8,657,507	40,084	1.88
Total deposits	11,565,805	17,604.62		10,876,666	40,084	1.49
Borrowings:
Short-term borrowings	197,319	102.21		44,131	94.86
Long-term borrowings	4,500,285	51,444	4.63	4,366,782	50,343	4.67
Total borrowings	4,697,604	51,546	4.44	4,410,913	50,437	4.63
Total interest-bearing liabilities	13,924,371	69,150	2.01	13,068,420	90,521	2.81
Total deposits and borrowings	16,263,409	69,150	1.72	15,287,579	90,521	2.40
Other liabilities	448,233			380,202
Total liabilities	16,711,642			15,667,781
Total TCF Financial Corp. stockholders’ equity	1,270,057			1,481,939
Non-controlling interest in subsidiaries	6,851			—
Total equity	1,276,908			1,481,939
Total liabilities and equity	$17,988,550			$17,149,720
Net interest income and margin		$174,662	4.20%		$145,413	3.66%

(1)          Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $636,000 and $337,000 was recognized during the three months ended March 31, 2010 and 2009, respectively.

(2)          Annualized.

(3)          Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes marketable equity securities.

(4)          Certain variable-rate loans have contractual interest rate floors.

(5)          Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(6)          Includes operating leases.

Consolidated Provision for Credit Losses

The following table summarizes the composition of  TCF’s provision for credit losses and percentage of the total provision expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,				Change
(Dollars in thousands)	2010		2009		$	%
Consumer real estate and other	$35,674	70.6%	$28,510	65.2%	$7,164	25.1%
Commercial	5,752	11.4	6,005	13.7	(253)	(4.2)
Leasing and equipment finance	7,573	15.0	8,783	20.1	(1,210)	(13.8)
Inventory finance	1,492	3.0	414	1.0	1,078	N.M.
Total	$50,491	100.0%	$43,712	100.0%	$6,779	15.5%

N.M. Not Meaningful.

TCF recorded provision expense of $50.5 million in the first quarter of 2010, compared with $43.7 million in the same period of 2009.  The composition of the provision for credit losses in the first quarter of 2010 was driven by increased net charge-offs in the consumer real estate portfolios and increased reserves for restructured consumer real estate loans.

Net loan and lease charge-offs for the first quarter of 2010 were $44.5 million, or 1.22% (annualized) of average loans and leases, compared with $34.9 million, or 1.04% (annualized), in the same period of 2009.

Consumer real estate net charge-offs for the first quarter of 2010 were $29.3 million, compared with $22.3 million for the same 2009 period.  The higher consumer real estate net charge-offs were primarily due to continued weak residential real estate market conditions and high unemployment in TCF’s markets.  Commercial net charge-offs for the first quarter of 2010 were $7.8 million, compared with $6.6 million in the same 2009 period.  The increase in commercial real estate net charge-offs was primarily due to the depressed real estate and economic conditions.  Leasing and equipment finance net charge-offs for the first quarter of 2010 were $6.6 million, compared with $4.7 million in the same 2009 period.  The increase in leasing and equipment finance net charge-offs from the first quarter of 2009 was primarily due to higher losses in construction and manufacturing equipment due to the weak economic conditions.

The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $122.6 million for the first quarter of 2010, compared with $114.3 million for the same 2009 period.

Fees and Service Charges

Fees and service charges totaled $66.2 million for the first quarter of 2010, compared with $57.1 million for the same 2009 period.  The increase from the first quarter of 2009 was primarily due to increased transaction activity and higher monthly account maintenance fees.

Card Revenues

Card revenues totaled $27.1 million for the first quarter of 2010, compared with $25 million for the same 2009 period.  The increase in card revenue was primarily the result of an increase in customer transactions and growth in the number of active accounts.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2010	2009	Amount	%
Average active card users	851,672	822,594	29,078	3.5
Average number of transactions per card per month	20.6	19.8	.8	4.0
Sales volume	$1,901,756	$1,750,770	$150,986	8.6
Average transaction size (in dollars)	$36	$36	$—	—
Average interchange rate	1.34%	1.33%		1	bps

The Company’s Visa debit card program has grown significantly since its inception in 1996.  TCF is the 11th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended December 31, 2009, as published by Visa.  TCF earns interchange revenue from customer card transactions paid primarily by merchants, not by TCF’s customers.  Card products represent 25% of banking fee revenue for the three months ended March 31, 2010 and revenue from such products changes based on customer payment trends and the number of deposit accounts using the cards.  Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.

ATM Revenue

For the first quarter of 2010, ATM revenue was $7 million, compared with $7.6 million for the same 2009 period.  The decline in ATM revenue was primarily due to fewer fee generating transactions by TCF customers.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenue totaled $20.4 million for the first quarter of 2010, compared with $12.7 million for the same 2009 period.  The increase in leasing and equipment finance revenue was primarily due to higher operating lease revenue as a result of the acquisition of FNCI.

Other Income

Other non-interest income was $2.5 million for the first quarter of 2010, up $2 million from the same 2009 period.  The increase from the first quarter of 2009 was primarily due to an increase in fees generated by TCF Inventory Finance.

Gains (Losses) on Securities

During the first quarter of 2010, TCF recorded an other than temporary impairment on available for sale securities and investments of $430 thousand, compared with gains on securities of $11.5 million on sales of $564.2 million of securities during the same period in 2009.  There were no sales of securities in the first quarter of 2010.  Gains on securities fluctuate from period to period based on market conditions and opportunities in the marketplace.

Consolidated Non-Interest Expense

Non-interest expense totaled $191.8 million for the first quarter of 2010, up $17.6 million, or 10.1%, from $174.2 million for the same 2009 period.

Compensation and Employee Benefits

Compensation and employee benefits expense for the first quarter of 2010 increased $2 million, or 2.4%, from the first quarter of 2009.  The increase was primarily due to higher employee medical plan expenses and growth in the specialty finance businesses.

Deposit Account Premiums

Deposit account premium expense totaled $6.8 million for the first quarter of 2010, compared with $6.6 million for the same 2009 period.

FDIC Premiums

FDIC premiums expense totaled $5.5 million for the first quarter of 2010, compared with $3.8 million for the same 2009 period.  The increase was primarily due to higher deposit insurance rates and deposit growth.  The FDIC has recently issued new proposals related to the setting of deposit insurance rates effective for January 1, 2011 and TCF’s insurance cost could increase as a result.

Operating Lease Depreciation

Operating lease depreciation expense totaled $10 million for the first quarter of 2010, compared with $4 million for the same 2009 period.  The increase was primarily due to the acquisition of FNCI in the third quarter of 2009.

Foreclosed Real Estate and Repossessed Assets, Net

Foreclosed real estate and repossessed asset expenses totaled $8.9 million for the first quarter of 2010, compared with $4.3 million for the same 2009 period, primarily due to the increased numbers of foreclosed commercial and consumer real estate properties along with continued adjustments to property valuations as a result of falling values for most of 2009.

Other Credit Costs, Net

Other credit costs, net is comprised of consumer real estate loan pool insurance, writedowns on residual values of operating leases and reserve requirements for expected losses on unfunded commitments.  Other credit costs, net totaled $2.6 million for the first quarter of 2010, compared with $824 thousand for the same 2009 period.  The increase was primarily due to an increase in expenses for consumer real estate loan pool insurance.

Income Taxes

TCF recorded income tax expense of $20.8 million for the first quarter of 2010, or 37.8% of income before income tax expense, compared with $15.1 million, or 36.2%, for the comparable 2009 period.  The higher effective income tax rate for the first quarter of 2010, as compared with the first quarter of 2009, was primarily due to a net $599 thousand decrease in income tax expense related to favorable developments in uncertain tax positions and changes in state tax laws in the first quarter of 2009. Excluding this item, the annual effective income tax rate for the first quarter of 2009 was 37.6%.

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors including interpretation of income tax laws, the evaluation of uncertain tax positions, differences between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards.  Additionally, there can be no assurance that estimates and interpretations used in determining income tax liabilities may not be challenged by taxing authorities.  Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.

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

As discussed under Item 1A. Risk Factors, in TCF’s Annual Report on Form 10-K, TCF uses a REIT and related companies in the management of qualified real estate secured assets.  In the third quarter of 2009, TCF received notice from a state taxing authority challenging use of the REIT and related companies based on a recent court decision unrelated to TCF and unrelated to the laws in place for the years in the notice.  TCF has complied with the state income tax laws, intends to vigorously defend its position and believes the likelihood of an unfavorable outcome is remote.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

At March 31, 2010, the unrealized pre-tax gain on TCF’s securities available for sale portfolio was $11.5 million, compared with an unrealized pre-tax gain of $2.2 million at December 31, 2009.  TCF had no sales of mortgage-backed securities during the first quarter of 2010, compared with $564.2 million of mortgage-backed securities in the same 2009 period.  TCF purchased $50.5 million of securities available for sale during the first quarter of 2010, compared with $802.9 million for the same 2009 period.  TCF’s securities available for sale consist primarily of U.S. Government sponsored enterprise mortgage-backed securities.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio.

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2010	2009	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,940,006	$4,961,347	(0.4)%
Junior lien	2,307,038	2,319,222	(0.5)
Total consumer real estate	7,247,044	7,280,569	(0.5)
Other	48,721	51,422	(5.3)
Total consumer real estate and other	7,295,765	7,331,991	(0.5)
Commercial:
Commercial real estate:
Permanent	3,064,141	3,016,518	1.6
Construction and development	217,038	252,485	(14.0)
Total commercial real estate	3,281,179	3,269,003	0.4
Commercial business	421,554	449,516	(6.2)
Total commercial	3,702,733	3,718,519	(0.4)
Leasing and equipment finance (1):
Equipment finance loans	865,701	868,830	(0.4)
Lease financings:
Direct financing leases	2,231,294	2,305,945	(3.2)
Sales-type leases	23,474	24,714	(5.0)
Lease residuals	107,047	106,391	0.6
Unearned income and deferred lease costs	(220,012)	(234,451)	(6.2)
Total lease financings	2,141,803	2,202,599	(2.8)
Total leasing and equipment finance	3,007,504	3,071,429	(2.1)
Inventory finance	700,421	468,805	49.4
Total loans and leases	$14,706,423	$14,590,744	0.8

(1)          Operating leases of $99.1 million at March 31, 2010 and $105.9 million at December 31, 2009 are included in other assets in the Consolidated Statements of Financial Condition.

At March 31, 2010 and December 31, 2009, approximately 25% of TCF’s consumer and commercial loans consisted of variable-rate loans.  Variable-rate consumer real estate loans have interest rates tied to the prime rate, while variable-rate commercial loans have interest rates tied to either the prime rate or LIBOR.  At April 1, 2010, $1.8 billion, or 90%, of variable-rate consumer real estate loans were at their contractual interest rate floor.  At April 1, 2010, $496 million, or 76%, of variable-rate commercial loans were at their contractual interest rate floor.  In addition, to the extent these loans have interest rate floors, an increase in interest rates may not result in a change in the interest rate on the variable-rate loans.  Substantially all leasing and equipment finance loans have fixed interest rates, while inventory finance loans have variable interest rates.  Approximately 76% of the consumer real estate portfolio at March 31, 2010 consisted of closed-end loans.  TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal.  Consumer real estate outstanding lines of credit were $2.2 billion at March 31, 2010 and December 31, 2009.

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary markets.  With a focus on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans at March 31, 2010 were secured either by real estate or other business assets.  At March 31, 2010, approximately 93% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary markets.

The leasing and equipment finance backlog of approved transactions was $361.6 million at March 31, 2010, up from $322.6 million at December 31, 2009.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from customer default on a loan or lease.  TCF has a process to identify and manage its credit risk which includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, utilization of credit insurance on some high loan-to-value consumer real estate loans, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and procedures for the collection of problem loans and leases.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $250.4 million appropriate to cover losses incurred in the loan and lease portfolios as of March 31, 2010.  Acquired loans and leases contain $8 million of credit loss reserves which are netted against the assets’ contractual balances. These reserves are the result of estimated cash flows on the acquisition date being lower than contractual cash flows.  TCF expects to be able to collect the estimated cash flows.  In the future, if TCF is unable to collect the expected cash flows or revises its expectation below the current level, an allowance for credit losses would be established on these portfolios.

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

The next several pages include detailed information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases, modified loans and classified commercial loans and leases.  Included in this data are numerous portfolio ratios that must be carefully reviewed and related to the nature of the underlying loan and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other banks.  Most of TCF’s non-performing assets and past due loans are secured by real estate.  Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claim processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition.  This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

The following table sets forth information detailing the allowance for loan and lease losses and other credit reserves.

	At or For the Three
	Months Ended March 31,
(Dollars in thousands)	2010	2009
Allowance for loan and lease losses:
Balance at beginning of period	$244,471	$172,442
Charge-offs	(50,551)	(38,881)
Recoveries	6,019	3,943
Net charge-offs	(44,532)	(34,938)
Provision for credit losses	50,491	43,712
Balance at end of period	250,430	181,216
Other credit loss reserves:
Reserves netted against portfolio asset balances	8,040	15,102
Reserves for unfunded commitments	3,770	1,730
Total credit loss reserves	$262,240	$198,048

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

The allocation of TCF’s allowance for loan and lease losses and other credit reserves is as follows.

	At March 31, 2010			At December 31, 2009
			Allowance/			Allowance/
			Credit Loss			Credit Loss
	Allowance/		Reserves	Allowance/		Reserves
	Credit Loss	Total Loans	As a % of	Credit Loss	Total Loans	As a % of
(Dollars in thousands)	Reserves	and Leases	Balance	Reserves	and Leases	Balance
Consumer real estate	$170,932	$7,247,044	2.36%	$164,966	$7,280,569	2.27%
Consumer other	2,556	48,721	5.25	2,476	51,422	4.82
Total consumer	173,488	7,295,765	2.38	167,442	7,331,991	2.28
Commercial real estate	36,119	3,281,179	1.10	37,274	3,269,003	1.14
Commercial business	5,301	421,554	1.26	6,230	449,516	1.39
Total commercial	41,420	3,702,733	1.12	43,504	3,718,519	1.17
Leasing and equipment finance	32,993	3,007,504	1.10	32,063	3,071,429	1.04
Inventory finance	2,529	700,421.36		1,462	468,805.31
Total allowance for loan and lease losses	250,430	14,706,423	1.70	244,471	14,590,744	1.68
Other credit loss reserves:
Reserves netted against portfolio asset balances	8,040	—	N.M.	10,168	—	N.M.
Reserves for unfunded commitments	3,770	—	N.M.	3,850	—	N.M.
Total credit loss reserves	$262,240	$14,706,423	1.78	$258,489	$14,590,744	1.77

N.M. Not Meaningful.

The increase in the consumer real estate allowance was primarily due to increased provision for credit losses as a result of reserve rate increases.  The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts and collateral values as loans migrate to classified commercial loans or to non-accrual.  Charge-offs are taken against such specific reserves.  The commercial allowance levels decreased from year-end due to these factors.  The increase in the leasing and equipment finance allowance was primarily due to increased reserves for certain loans and leases.

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	March 31, 2010		March 31, 2009
		% of Average		% of Average
	Net	Loans and	Net	Loans and
(Dollars in thousands)	Charge-offs	Leases (1)	Charge-offs	Leases (1)
Consumer real estate
First mortgage liens	$16,266	1.32%	$10,477.86%
Junior liens	12,996	2.25	11,849	1.98
Total consumer real estate	29,262	1.61	22,326	1.22
Consumer other	365	N.M.	1,290	N.M.
Total consumer real estate and other	29,627	1.63	23,616	1.29
Commercial real estate	6,521.80		3,640.49
Commercial business	1,316	1.23	2,981	2.39
Total commercial	7,837.85		6,621.76
Leasing and equipment finance	6,643.87		4,701.71
Inventory finance	425.31		—	—
Total	$44,532	1.22	$34,938	1.04

(1) Annualized.

N.M. Not Meaningful.

Consumer real estate net charge-offs for the first quarter of 2010 increased $6.9 million, compared with the same 2009 period.  Commercial real estate net charge-offs for the first quarter of 2010 increased $2.9 million, compared with the same 2009 period.  The increase in consumer real estate net charge-offs was primarily due to depressed real estate values and continued financial stress on consumers.  The increase in commercial real estate net charge-offs was primarily due to the impact of depressed conditions on real estate development and weak economic conditions.  Leasing and equipment finance net charge-offs for the first quarter of 2010 increased $1.9 million, compared with the same 2009 period.  The increase was primarily due to higher losses in construction and manufacturing equipment due to depressed economic conditions.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Non-performing assets are summarized in the following table.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2010	2009	Change
Non-accrual loans and leases:
Consumer real estate
First mortgage lien	$125,997	$118,313	$7,684
Junior lien	21,874	20,846	1,028
Total consumer real estate	147,871	139,159	8,712
Consumer other	177	141	36
Total consumer	148,048	139,300	8,748
Commercial real estate	75,293	77,627	(2,334)
Commercial business	27,075	28,569	(1,494)
Total commercial	102,368	106,196	(3,828)
Leasing and equipment finance	54,099	50,008	4,091
Inventory finance	886	771	115
Total non-accrual loans and leases	305,401	296,275	9,126
Other real estate owned:
Residential real estate	65,301	66,956	(1,655)
Commercial real estate	36,135	38,812	(2,677)
Total other real estate owned	101,436	105,768	(4,332)
Total non-performing assets	$406,837	$402,043	$4,794
Non-performing assets as a percentage of:
Net loans and leases	2.81%	2.80%	1	bps
Total assets	2.24	2.25	(1)
Non-performing assets secured by residential real estate as a percentage of total non-performing assets	52.40	51.27	113
Other real estate owned:
Residential real estate
Properties owned	350	298	52
Properties subject to redemption	219	206	13
Total residential real estate	569	504	65
Commercial real estate	39	42	(3)
Total other real estate properties	608	546	62

The changes in the amount of non-accrual loans and leases for the three months ended March 31, 2010 are summarized in the following table.

			Leasing and
			Equipment	Inventory
At or for the three months ended March 31, 2010	Consumer	Commercial	Finance	Finance	Total
Balance, beginning of period	$139,300	$106,196	$50,008	$771	$296,275
Additions	54,614	4,994	22,557	2,047	84,212
Charge-offs	(11,027)	(6,849)	(5,633)	(1)	(23,510)
Transfers to other assets	(22,805)	(479)	(6,243)	(74)	(29,601)
Return to accrual status	(8,961)	—	(408)	(1,742)	(11,111)
Payments received	(1,420)	(4,962)	(6,182)	(107)	(12,671)
Other, net	(1,653)	3,468	—	(8)	1,807
Balance, end of period	$148,048	$102,368	$54,099	$886	$305,401

Charge-offs and allowance recorded to date against the non-accrual loan and lease portfolio as a percentage of the remaining contractual loan balance prior to non-accrual status as of March 31, 2010 is summarized in the following table.

				Charge-offs and
				Allowance Recorded
		Charge-offs		as a Percentage
	Contractual	and Allowance	Net	of Contractual
(Dollars in thousands)	Balance	Recorded	Exposure	Balance
Consumer	$184,741	$37,883	$222,624	20.5%
Commercial	136,929	39,218	176,147	28.6
Leasing and equipment finance	54,104	15,549	69,653	28.7
Inventory finance	886	26	912	2.9
Total at March 31, 2010	$376,660	$92,676	$469,336	24.6%

The changes in the amount of other real estate owned for the three months ended March 31, 2010 are summarized in the following table.

At or for the three months ended March 31, 2010	Consumer	Commercial	Total
Balance, beginning of period	$66,956	$38,812	$105,768
Transferred in	27,730	479	28,209
Sales	(23,343)	(1,828)	(25,171)
Writedowns	(3,710)	(358)	(4,068)
Other, net	(2,332)	(970)	(3,302)
Balance, end of period	$65,301	$36,135	$101,436

The summary of charge-offs and writedowns recorded to date on other real estate owned compared to the contractual balances prior to non-performing status is summarized in the following table.

				Charge-offs and
				Writedowns Recorded
				as a Percentage
	Contractual			of Contractual
	Loan Balance	Charge-offs	Other	Loan Balance
	Prior to Non-	and Writedowns	Real Estate	Prior to Non-
(Dollars in thousands)	performing status	Recorded	Owned Balance	performing Status
Consumer	$93,118	$27,817	$65,301	29.9%
Commercial	54,934	18,799	36,135	34.2
Total at March 31, 2010	$148,052	$46,616	$101,436	31.5%

Consumer real estate properties owned increased from December 31, 2009 due to the addition of 181 new properties less sales of 129 in the first three months of 2010.  Consumer real estate loans are charged-off to their estimated net realizable values upon entering non-accrual status.  Any necessary additional reserves are established for commercial, leasing and equipment finance and inventory finance loans and leases when reported as non-accrual.  Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property.

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

Repossessed and Returned Equipment

At March 31, 2010 and December 31, 2009, TCF had $15.6 million and $17.2 million, respectively, of repossessed and returned equipment held for sale in its leasing and equipment finance and inventory finance business.  The overall economic environment influences the level of repossessed and returned equipment, the demand for these types of used equipment in the marketplace and the fair value or ultimate sales prices at disposition.  TCF periodically determines the fair value of this equipment and, if lower than its recorded basis, makes adjustments.

Impaired Loans

Impaired loans include non-accrual commercial real estate and commercial business loans, equipment finance loans, inventory finance loans and any restructured consumer real estate loans.  The non-accrual impaired loans are included in the previous disclosures of non-performing assets.  Impaired loans are summarized in the following table.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2010	2009	Change
Non-accrual loans:
Consumer real estate	$17,335	$15,416	$1,919
Commercial real estate	75,293	77,627	(2,334)
Commercial business	27,075	28,569	(1,494)
Leasing and equipment finance	17,492	14,204	3,288
Inventory finance	886	771	115
Subtotal	138,081	136,587	1,494
Accruing restructured consumer real estate	285,606	252,510	33,096
Total impaired loans	$423,687	$389,097	$34,590

The increase in impaired loans from December 31, 2009 was primarily due to a $33.1 million increase in consumer real estate accruing restructured loans and an increase in leasing and equipment finance non-accrual loans.  There were $279.4 million and $249.6 million of accruing restructured consumer real estate loans less than 90 days past due as of March 31, 2010 and December 31, 2009, respectively.  See “Consolidated Financial Condition Analysis — Consumer Loan Modifications” for additional information on accruing restructured loans.  The allowance for loan and lease losses for impaired loans was $42.2 million at March 31, 2010, compared with $40.6 million at December 31, 2009.  The average balance of total impaired loans during the three months ended March 31, 2010 was $407.9 million, compared with $342 million during the three months ended December 31, 2009.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases.  Delinquent balances are determined based on the contractual terms of the loan or lease.

	At March 31, 2010		At December 31, 2009
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases
Excluding acquired portfolios (1)(2):
60-89 days	$52,232.38%		$50,567.36%
90 days or more	61,592.44		44,700.33
Total	$113,824.82		$95,267.69
Including acquired portfolios (1):
60-89 days	$55,770.38%		$54,073.38%
90 days or more	67,239.47		52,056.36
Total	$123,009.85		$106,129.74

(1)          Excludes non-accrual loans and leases.

(2)          Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios is not expected to result in losses exceeding the credit reserves netted against the loan balances.

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type, excluding non-accrual loans and leases.

	At March 31, 2010		At December 31, 2009
	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balances	of Portfolio	Balances	of Portfolio
Consumer real estate
First mortgage lien	$80,883	1.68%	$65,074	1.34%
Junior lien	22,293.98		17,942.78
Total consumer real estate	103,176	1.45	83,016	1.16
Consumer other	105.22		215.42
Total consumer	103,281	1.44	83,231	1.16
Commercial real estate	—	—	22	—
Commercial business	—	—	46.01
Total commercial	—	—	68	—
Leasing and equipment finance	9,869.39		11,263.44
Inventory finance	674.10		705.19
Subtotal (1)	113,824.82		95,267.69
Delinquencies in acquired portfolios (2)	9,185	2.03	10,862	1.93
Total	$123,009.85		$106,129.74

(1)          Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios is not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)          At March 31, 2010, TCF had $452.3 million of acquired loans and leases.

The increase in delinquencies was primarily due to continued financial stress on consumers and weak economic conditions.  Prolonged weakness in the overall economy may result in further increases in delinquent and non-accrual loans in future periods.

Consumer Loan Modifications

TCF has used various loan modification programs designed to assist consumer real estate customers experiencing financial difficulties.  All loan modifications are made on a case by case basis.  However, under these programs, TCF typically lowers their monthly loan payments through a reduced interest rate for up to 18 months.  Modified consumer real estate loans, where a concession has been granted, are classified as restructured loans and generally accrue interest although at lower rates than the original loan.

Restructured consumer real estate loans are included in the previous disclosures of non-performing assets and impaired loans, as applicable, and are summarized as follows.

	At	At
	March 31,	December 31,	Change
(Dollars in thousands)	2010	2009	$	%
Restructured consumer real estate loans
Accruing	$285,606	$252,510	$33,096	13.1%
Non-accrual	17,335	15,416	1,919	12.4
Total	$302,941	$267,926	$35,015	13.1

During the first three months of 2010, TCF completed a total of $42.9 million of loan modifications of consumer real estate loans as compared to a total of $99.7 million during the fourth quarter of 2009.  These customers have demonstrated their willingness and ability to make the modified loan payment.  Modified consumer real estate loans that were 60 days or more past due and accruing at March 31, 2010 totaled $12.4 million, or 4.33% of accruing modified loans, compared with $6.3 million, or 2.48% of accruing modified loans at December 31, 2009.

All loans considered to be restructured loans are impaired and an appropriate allowance for losses has been provided.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Impaired Loans” for additional information.

Due to the current economic environment including high unemployment and underemployment, TCF expects restructured loans to continue to increase throughout 2010.  Although these loans are currently experiencing low levels of delinquencies, the success of the program will be based on the percentage of customers that are able to successfully revert back to original or increased payments after the modification period.

Classified Commercial Loans and Leases

In addition to non-performing assets, there were $435.1 million of commercial loans and leases at March 31, 2010, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, an increase of $64.8 million from December 31, 2009.  The increase in classified commercial loans and leases was primarily due to a 21% increase for classified commercial real estate loans from December 31, 2009.  Classified commercial loans and leases exclude non-accrual loans and leases, over 90-day delinquent loans and leases, real estate owned and repossessed assets and include commercial loans and leases primarily classified for regulatory purposes as substandard or doubtful and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as classified commercial loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing.  The current level of security is subject to TCF’s lien position and current collateral values.  Classified commercial loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Classified commercial loans and leases are summarized as follows.

	At		At
	March 31,		December 31,
	2010		2009
	Principal	Precentage	Principal	Precentage
(In thousands)	Balances	of Portfolio	Balances	of Portfolio
Commercial real estate	$348,798	10.6%	$288,848	8.8%
Commercial business	46,367	11.0	42,464	9.5
Leasing and equipment finance	39,960	1.3	38,998	1.3
Total	$435,125	6.5	$370,310	5.5

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.  Deposits totaled $11.9 billion at March 31, 2010, an increase of $314.1 million, or 2.7%, from December 31, 2009.  The increase was primarily due to strong growth in checking and savings due to several initiatives involving products, pricing and marketing efforts, partially offset by declines in certificates of deposits resulting from reduced interest rates.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was .58% at March 31, 2010, compared with .65% at December 31, 2009. The decrease in the weighted-average rate for deposits was due to pricing decisions made by management.

Borrowings and Liquidity

Borrowings totaled $4.5 billion at March 31, 2010, down $241.3 million from December 31, 2009.  The weighted-average rate on borrowings was 4.59% at March 31, 2010, compared with 4.42% at December 31, 2009.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources.  At March 31, 2010, TCF had $2.2 billion in unused, secured borrowing capacity at the FHLB of Des Moines and $517 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At March 31, 2010, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Total borrowings (1)	$4,514,164	$416,716	$210,989	$150,898	$3,735,561
Annual rental commitments under non-cancelable operating leases	227,804	27,073	46,544	41,197	112,990
Campus marketing agreements	42,981	3,463	5,443	5,138	28,937
Visa indemnification expense (2)	3,052	3,052	—	—	—
	$4,788,001	$450,304	$262,976	$197,233	$3,877,488

(In thousands)	Amount of Commitment — Expiration by Period
		Less than	1-3	3-5	More than
Commitments	Total	1 year	years	years	5 years
Commitments to lend:
Consumer home equity and other	$1,580,175	$12,251	$163,492	$124,249	$1,280,183
Commercial	311,405	189,766	76,812	36,362	8,465
Leasing and equipment finance	140,140	140,140	—	—	—
Total commitments to lend	2,031,720	342,157	240,304	160,611	1,288,648
Standby letters of credit and guarantees on industrial revenue bonds	38,528	23,076	15,422	30	—
	$2,070,248	$365,233	$255,726	$160,641	$1,288,648

(1)          Total borrowings excludes interest.

(2)          The payment time is estimated to be less than one year; however, the exact date of the payment cannot be determined.

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

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a first party.  These conditional commitments expire in various years through 2013.  The assets held as collateral primarily consist of commercial real estate mortgages.  Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Equity

Equity at March 31, 2010 was $1.4 billion, or 7.66% of total assets, compared with $1.2 billion, or 6.60% of total assets, at December 31, 2009.  Increases in tier 1 and total risk-based capital are primarily the result of TCF’s public offering of common stock in February of 2010, which raised net proceeds of $164.6 million.  Tangible realized common equity at March 31, 2010 was $1.2 billion, or 6.87% of total tangible assets, compared with $1 billion, or 5.86%, at December 31, 2009.  Tangible realized common equity represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries.  Tangible assets represent total assets less goodwill and other intangible assets.

On April 19, 2010, TCF declared a regular quarterly dividend of five cents per common share, payable on May 28, 2010 to stockholders of record at the close of business on April 30, 2010.

Recent Accounting Developments

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires fair value disclosures to be disaggregated below line items in the statement of financial position.  It clarifies that fair value disclosures should include a description of the inputs and valuation techniques used for both recurring and nonrecurring Level 2 and Level 3 estimates. It also requires entities to disclose any significant transfers between Levels 1, 2 and 3 during a reporting period and the reasons the transfers were made.  These disclosures were included in this quarterly report on Form 10-Q, as required.

On January 1, 2010, ASU No. 2009-16, Transfers and Servicing (Topic 860):  Accounting for Transfers of Financial Assets became effective.  This ASU removed the concept of a qualifying special-purpose entity from generally accepted accounting principles and changed the requirements for derecognizing financial assets.  Upon adoption of the ASU, TCF had no change in its balance sheet or required capital since TCF has not used off-balance sheet financing.

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

Earnings/Capital Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to deteriorating conditions in the banking industry and the economic impact on banks of the Emergency Economic Stabilization Act of 2008, as amended (“EESA”); the impact of financial regulatory reform proposals, including possible additional capital requirements; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity.

Legislative and Regulatory Requirements.  Consumer protection and supervisory requirements which could include the creation of a new consumer protection agency and limits on Federal preemption for state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the EESA,  or other legislative or regulatory developments such as mortgage foreclosure moratorium laws; reduction of interchange revenue from debit card transactions; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions); increased health care costs resulting from recently enacted Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions, including those provided for under the Bank Secrecy Act; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Risks Relating to New Product Introduction.  TCF has recently introduced a new anchor retail deposit account product that replaces TCF Totally Free Checking, and that calls for a monthly maintenance fee on accounts not meeting certain specific requirements.  TCF is also in the process of implementing new regulatory requirements that prohibit financial institutions from charging NSF fees on point-of-sale and ATM transactions unless customers opt-in.  Customer acceptance of the new product changes and regulatory requirements cannot be predicted with certainty, and these changes may have an adverse impact on TCF’s ability to generate and retain accounts and on its fee revenue.

Litigation Risks.  Results of litigation, including class action litigation concerning TCF’s lending or deposit activities or fees or charges, or employment practices, and possible increases in indemnification obligations for certain litigation against Visa U.S.A. (“covered litigation”) and potential reductions in card revenues resulting from covered litigation or other litigation against Visa.

Competitive Conditions; Supermarket Branching Risk.  Reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At March 31, 2010, net interest income is estimated to decrease by .9% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

In addition to the net interest income simulation model, management utilizes an interest rate gap measure (difference between interest-earning assets and interest-bearing liabilities re-pricing within a given period). While the interest rate gap measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption (large quarterly changes may occur related to these items), the interest rate gap represents the net asset or liability sensitivity at a point in time. An interest rate gap measure could be significantly affected by external factors varying from assumptions such as loan prepayments, changes in deposits, changes in the correlation of various interest-bearing instruments, competition, or an increase or decrease in interest rates.

TCF’s one-year interest rate gap was a negative $0.3 billion, or 1.5% of total assets, at March 31, 2010, compared with a negative $1.2 billion, or 6.6% of total assets, at December 31, 2009. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 25 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7.1 billion of fixed-rate mortgage-backed securities and consumer real estate loans at March 31, 2010, by approximately $97 million, or 11.4%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future if replacement assets are not purchased. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities and consumer real estate loans at March 31, 2010, by approximately $188 million, or 22.1%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may also adversely impact net interest income or net interest margin in the future.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2010.

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

Changes in Internal Controls

As part of the Company’s reorganization of its management structure in 2009, decisions were made to reorganize and centralize the decentralized finance and accounting operation related to its previous banking segments and certain corporate support areas.  This reorganization and centralization will be completed in 2010 and in some circumstances has changed the internal control structure.  Management has a process in place to monitor the transition activities, including periodic reporting to the Audit Committee.  All transition activities are on schedule and no significant internal control issues have been encountered.  There were no other significant changes to the Company’s disclosure controls or internal controls over financial reporting during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At	At	At	At	At
(Dollars in thousands,	March 31,	December 31,	September 30,	June 30,	March 31,
except per-share data)	2010	2009	2009	2009	2009
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$14,706,423	$14,590,744	$14,329,264	$13,962,656	$13,795,617

Securities available for sale	1,899,825	1,910,476	2,060,227	2,087,406	2,098,628
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	18,187,314	17,885,175	17,743,009	17,475,721	18,082,341

Deposits	11,882,373	11,568,319	11,626,011	11,619,053	11,647,203
Short-term borrowings	17,590	244,604	21,397	25,829	26,299
Long-term borrowings	4,496,574	4,510,895	4,524,955	4,307,098	4,311,568
Total equity	1,393,617	1,179,755	1,179,839	1,142,535	1,499,956

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
SELECTED OPERATIONS DATA:
Net interest income	$174,662	$169,641	$161,489	$156,463	$145,413
Provision for credit losses	50,491	77,389	75,544	61,891	43,712
Net interest income after provision for credit losses	124,171	92,252	85,945	94,572	101,701
Non-interest income:
Fees and other revenue	123,073	135,866	128,057	129,814	102,731
Gains (losses) on securities	(430)	7,283	—	10,556	11,548
Total non-interest income	122,643	143,149	128,057	140,370	114,279
Non-interest expense	191,802	206,763	190,267	196,546	174,208
Income before income tax expense	55,012	28,638	23,735	38,396	41,772
Income tax expense	20,790	9,385	6,491	14,853	15,125
Income after income tax expense	34,222	19,253	17,244	23,543	26,647
Income (loss) attributable to non-controlling interest	301	(203)	(207)	—	—
Net income	33,921	19,456	17,451	23,543	26,647
Preferred stock dividends	—	—	—	13,218	5,185
Net income available to common stockholders	$33,921	$19,456	$17,451	$10,325	$21,462
Per common share:
Basic earnings	$.26	$.15	$.14	$.08	$.17
Diluted earnings	$.26	$.15	$.14	$.08	$.17
Dividends declared	$.05	$.05	$.05	$.05	$.25

FINANCIAL RATIOS:
Return on average assets (1)	.76%	.43%	.39%	.53%	.62%
Return on average common equity (1)	10.68	6.57	6.03	3.61	7.58
Net interest margin (1)	4.20	4.07	3.92	3.80	3.66
Net charge-offs as a percentage of average loans and leases (1)	1.22	1.35	1.52	1.43	1.04
Average total equity to average assets	7.10	6.69	6.61	6.94	8.64
(1) Annualized.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations.  TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collection activities.  TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve Board and the Comptroller of the Currency.  Such regulatory enforcement matters include, but not by way of limitation, enforcement of the Bank Secrecy Act and anti-money laundering regulatory compliance requirements.  TCF expects to receive a cease and desist order addressing its reported non-compliance with the Bank Secrecy Act in connection with findings by the OCC that it has a program violation in its Bank Secrecy Act and anti-money laundering compliance.  From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages.  Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions brought against it from time to time.  Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty.

Item 1A. Risk Factors

You should carefully consider the risks and the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2010.

				Maximum number of
	Total number		Total number of shares	shares that may yet be
	of shares	Average price	purchased as a part of	purchased under the
Period	purchased	paid per share	publicly announced plan	plan
January 1 to January 31, 2010
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	97,819	$13.62	N.A.	N.A.

February 1 to February 28, 2010
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.

March 1 to March 31, 2010
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.

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
(Principal Executive Officer)

/s/ Thomas F. Jasper
Thomas F. Jasper, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)

Dated: April 27, 2010

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

12(a)#	Computation of Ratios of Earnings to Fixed Charges for periods ended March 31, 2010, December 31, 2009, 2008, 2007 and 2006.

12(b)#	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for periods ended March 31, 2010, December 31, 2009, 2008, 2007 and 2006.

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

# Filed herein