Form 10-Q
period 2010-06-30
TCF FINANCIAL CORP
filed 2010-07-23
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 15, 2010
Common Stock, $.01 par value	142,373,638 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	June 30,	December 31,
(Dollars in thousands, except per-share data)	2010	2009
	(Unaudited)
Assets

Cash and due from banks	$387,675	$299,127
Investments	159,576	163,692
Securities available for sale	1,940,331	1,910,476
Loans and leases:
Consumer real estate and other	7,289,499	7,331,991
Commercial real estate	3,341,155	3,269,003
Commercial business	364,761	449,516
Leasing and equipment finance	3,000,239	3,071,429
Inventory finance	644,239	468,805
Total loans and leases	14,639,893	14,590,744
Allowance for loan and lease losses	(251,643)	(244,471)
Net loans and leases	14,388,250	14,346,273
Premises and equipment, net	447,266	447,930
Goodwill	152,599	152,599
Other assets	554,348	565,078
Total assets	$18,030,045	$17,885,175

Liabilities and Equity

Deposits:
Checking	$4,406,752	$4,400,290
Savings	5,498,535	5,339,955
Money market	633,255	640,569
Certificates of deposit	984,501	1,187,505
Total deposits	11,523,043	11,568,319
Short-term borrowings	14,805	244,604
Long-term borrowings	4,600,820	4,510,895
Total borrowings	4,615,625	4,755,499
Accrued expenses and other liabilities	416,841	381,602
Total liabilities	16,555,509	16,705,420
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 142,547,564 and 130,339,500 shares issued	1,425	1,303
Additional paid-in capital	451,440	297,429
Retained earnings, subject to certain restrictions	1,011,497	946,002
Accumulated other comprehensive income (loss)	25,046	(18,545)
Treasury stock at cost, 186,504 and 1,136,688 shares, and other	(26,475)	(50,827)
Total TCF Financial Corporation stockholders’ equity	1,462,933	1,175,362
Non-controlling interest in subsidiaries	11,603	4,393
Total equity	1,474,536	1,179,755
Total liabilities and equity	$18,030,045	$17,885,175

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share data)	2010	2009	2010	2009

Interest income:
Loans and leases	$221,913	$215,400	$443,177	$424,777
Securities available for sale	21,065	23,217	42,472	48,918
Investments and other	1,236	1,137	2,377	1,993
Total interest income	244,214	239,754	488,026	475,688
Interest expense:
Deposits	16,281	33,345	33,885	73,429
Borrowings	51,434	49,946	102,980	100,383
Total interest expense	67,715	83,291	136,865	173,812
Net interest income	176,499	156,463	351,161	301,876
Provision for credit losses	49,013	61,891	99,504	105,603
Net interest income after provision for credit losses	127,486	94,572	251,657	196,273
Non-interest income:
Fees and service charges	77,845	77,536	144,017	134,600
Card revenue	28,591	26,604	55,663	51,564
ATM revenue	7,844	7,973	14,866	15,571
Subtotal	114,280	112,113	214,546	201,735
Leasing and equipment finance	20,528	16,881	40,880	29,532
Other	1,235	820	3,690	1,278
Fees and other revenue	136,043	129,814	259,116	232,545
Gains (losses) on securities, net	(137)	10,556	(567)	22,104
Total non-interest income	135,906	140,370	258,549	254,649
Non-interest expense:
Compensation and employee benefits	86,983	90,752	175,208	176,942
Occupancy and equipment	31,311	31,527	63,492	63,574
Deposit account premiums	5,478	7,287	12,276	13,863
FDIC premiums	5,219	4,941	10,700	8,736
Advertising and marketing	3,734	4,134	6,554	8,579
Other	35,053	36,080	69,463	67,889
Subtotal	167,778	174,721	337,693	339,583
Operating lease depreciation	9,812	3,860	19,852	7,884
Foreclosed real estate and repossessed assets, net	8,756	6,390	18,016	10,888
Other credit costs, net	2,723	3,213	5,310	4,037
FDIC special assessment	—	8,362	—	8,362
Total non-interest expense	189,069	196,546	380,871	370,754
Income before income tax expense	74,323	38,396	129,335	80,168
Income tax expense	28,112	14,853	48,902	29,978
Income after income tax expense	46,211	23,543	80,433	50,190
Income attributable to non-controlling interest	1,186	—	1,487	—
Net income	45,025	23,543	78,946	50,190
Preferred stock dividends	—	1,193	—	6,378
Non-cash deemed preferred stock dividend	—	12,025	—	12,025
Net income available to common stockholders	$45,025	$10,325	$78,946	$31,787

Net income per common share:
Basic	$.32	$.08	$.58	$.25
Diluted	$.32	$.08	$.58	$.25

Dividends declared per common share	$.05	$.05	$.10	$.30

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
						Accumulated
	Number of			Additional		Other	Treasury		Non-
	Common	Preferred	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Shares Issued	Stock	Stock	Capital	Earnings	Income (Loss)	and Other	Total	Interests	Equity
Balance, December 31, 2008	130,839,378	$348,437	$1,308	$330,474	$927,893	$(3,692)	$(110,644)	$1,493,776	$—	$1,493,776
Comprehensive income:
Income after income tax expense	—	—	—	—	50,190	—	—	50,190	—	50,190
Other comprehensive income (loss)	—	—	—	—	—	(11,604)	—	(11,604)	—	(11,604)
Comprehensive income (loss)	—	—	—	—	50,190	(11,604)	—	38,586	—	38,586
Dividends on preferred stock	—	710	—	—	(6,378)	—	—	(5,668)	—	(5,668)
Dividends on common stock	—	—	—	—	(38,068)	—	—	(38,068)	—	(38,068)
Non-cash deemed preferred stock dividend	—	12,025	—	—	(12,025)	—	—	—	—	—
Redemption of preferred stock	—	(361,172)	—	—	—	—	—	(361,172)	—	(361,172)
Grants of restricted stock, 547,150 shares	—	—	—	(14,169)	—	—	14,169	—	—	—
Treasury shares sold to TCF employee benefit plans, 799,192 shares	—	—	—	(10,128)	—	—	20,696	10,568	—	10,568
Exercise of stock options, 93,800 shares	—	—	—	(1,105)	—	—	2,429	1,324	—	1,324
Cancellation of shares of restricted stock	(433,450)	—	(4)	(251)	154	—	—	(101)		(101)
Cancellation of common shares for tax withholding	(6,977)	—	—	(93)	—	—	—	(93)	—	(93)
Amortization of stock compensation	—	—	—	4,347	—	—	—	4,347	—	4,347
Stock compensation tax expense	—	—	—	(964)	—	—	—	(964)	—	(964)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(1,393)	—	—	1,393	—	—	—
Balance, June 30, 2009	130,398,951	$—	$1,304	$306,718	$921,766	$(15,296)	$(71,957)	$1,142,535	$—	$1,142,535

Balance, December 31, 2009	130,339,500	$—	$1,303	$297,429	$946,002	$(18,545)	$(50,827)	$1,175,362	$4,393	$1,179,755
Comprehensive income:
Income after income tax expense	—	—	—	—	80,433	—	—	80,433	—	80,433
Income attributable to non-controlling interest	—	—	—	—	(1,487)	—	—	(1,487)	1,487	—
Other comprehensive income	—	—	—	—	—	43,591	—	43,591	—	43,591
Comprehensive income	—	—	—	—	78,946	43,591	—	122,537	1,487	124,024
Public offering of common stock	12,322,250	—	124	164,443	—	—	—	164,567	—	164,567
Investment by non-controlling interest	—	—	—	—	—	—	—	—	5,723	5,723
Dividends on common stock	—	—	—	—	(13,472)	—	—	(13,472)	—	(13,472)
Grants of restricted stock, 309,913 shares	—	—	—	(8,025)	—	—	8,025	—	—	—
Treasury shares sold to TCF employee benefit plans, 640,271 shares	—	—	—	(6,727)	—	—	16,580	9,853	—	9,853
Cancellation of shares of restricted stock	(10,250)	—	—	(145)	21	—	—	(124)	—	(124)
Cancellation of common shares for tax withholding	(103,936)	—	(2)	(1,430)	—	—	—	(1,432)	—	(1,432)
Amortization of stock compensation	—	—	—	4,751	—	—	—	4,751	—	4,751
Stock compensation tax benefits	—	—	—	891	—	—	—	891	—	891
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	253	—	—	(253)	—	—	—
Balance, June 30, 2010	142,547,564	$—	$1,425	$451,440	$1,011,497	$25,046	$(26,475)	$1,462,933	$11,603	$1,474,536

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$78,946	$50,190
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	99,504	105,603
Depreciation and amortization	44,380	31,360
Net increase in other assets and accrued expenses and other liabilities	24,772	41,977
Gains on sales of assets, net	—	(22,305)
Other, net	5,008	5,859
Total adjustments	173,664	162,494
Net cash provided by operating activities	252,610	212,684

Cash flows from investing activities:
Principal collected on loans and leases	2,432,108	1,524,050
Originations and purchases of loans	(2,337,852)	(1,608,492)
Purchases of equipment for lease financing	(381,130)	(392,613)
Purchase of leasing and equipment finance portfolios	—	(279,592)
Purchase of inventory finance portfolios	—	(42,871)
Proceeds from sales of securities available for sale	—	1,097,711
Purchases of securities available for sale	(91,397)	(1,307,052)
Proceeds from maturities of and principal collected on securities available for sale	127,868	218,699
Purchases of Federal Home Loan Bank stock	(2,225)	—
Redemption of Federal Home Loan Bank stock	11,135	—
Proceeds from sales of real estate owned	51,494	22,864
Purchases of premises and equipment	(19,407)	(20,667)
Other, net	15,089	2,167
Net cash used by investing activities	(194,317)	(785,796)

Cash flows from financing activities:
Net (decrease) increase in deposits	(45,276)	1,375,701
Net decrease in short-term borrowings	(229,799)	(201,032)
Proceeds from long-term borrowings	154,745	9,879
Payments on long-term borrowings	(21,954)	(131,642)
Net proceeds from public offering of common stock	164,567	—
Redemption of preferred stock	—	(361,172)
Net investment in non-controlling interest	5,723	—
Dividends paid on common stock	(13,472)	(38,068)
Dividends paid on preferred stock	—	(7,925)
Treasury shares sold to TCF employee benefit plans	9,853	10,568
Other, net	5,868	5,751
Net cash provided by financing activities	30,255	662,060
Net increase in cash and due from banks	88,548	88,948
Cash and due from banks at beginning of period	299,127	342,380
Cash and due from banks at end of period	$387,675	$431,328

Supplemental disclosures of cash flow information:
Cash paid (refunded) for:
Interest on deposits and borrowings	$131,088	$176,601
Income taxes	$36,332	$(3,542)
Transfer of loans and leases to other assets	$97,287	$92,954

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

(2)                      Investments

The carrying values of investments consist of the following.

	At	At
	June 30,	December 31,
(In thousands)	2010	2009
Federal Home Loan Bank stock, at cost:
Des Moines	$119,106	$128,016
Chicago	4,617	4,617
Subtotal	123,723	132,633
Federal Reserve Bank stock, at cost	28,132	22,972
Other	7,721	8,087
Total investments	$159,576	$163,692

The investments in Federal Home Loan Bank (“FHLB”) stock are required investments related to TCF’s current and previous borrowings from these banks.  FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt.  Therefore, TCF’s investments in these banks could be adversely impacted by the financial operations of the FHLBs and actions of their regulator, the Federal Housing Finance Agency.

During the second quarter and first six months of 2010, TCF recorded impairment charges of $137 thousand and $241 thousand, respectively, on other investments, which had a carrying value of $7.7 million at June 30, 2010, as full recovery is not expected.

(3)                      Securities Available for Sale

Securities available for sale consist of the following.

	At June 30, 2010				At December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,851,253	$70,292	$—	$1,921,545	$1,903,201	$21,138	$19,130	$1,905,209
Other	235	—	—	235	263	—	—	263
U.S. Treasury Bills	14,993	2	—	14,995	—	—	—	—
Other securities	4,457	—	901	3,556	4,783	221	—	5,004
Total	$1,870,938	$70,294	$901	$1,940,331	$1,908,247	$21,359	$19,130	$1,910,476
Weighted-average yield	4.48%				4.54%

At both June 30, 2010 and December 31, 2009, TCF had $1.8 billion of mortgage-backed securities pledged as collateral to secure certain borrowings and deposits.

During the first six months of 2010, TCF recorded an impairment charge of $326 thousand on other securities, which had a fair value of $3.6 million at June 30, 2010, as full recovery is not expected.

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At June 30, 2010
Other securities	$3,556	$901	$—	$—	$3,556	$901

At December 31, 2009
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agancies	$1,082,197	$19,130	$—	$—	$1,082,197	$19,130

The amortized cost and fair value of securities available for sale at June 30, 2010, by contractual maturity, are shown below.

	Amortized
(In thousands)	Cost	Fair Value
Due in one year or less	$15,045	$15,046
Due in 1-5 years	228	229
Due in 5-10 years	419	439
Due after 10 years	1,851,039	1,921,311
No stated maturity	4,207	3,306
Total	$1,870,938	$1,940,331

(4)                      Loans and Leases

The following table sets forth information about loans and leases.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2010	2009	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,932,560	$4,961,347	(.6)%
Junior lien	2,307,428	2,319,222	(.5)
Total consumer real estate	7,239,988	7,280,569	(.6)
Other	49,511	51,422	(3.7)
Total consumer real estate and other	7,289,499	7,331,991	(.6)
Commercial:
Commercial real estate:
Permanent	3,129,435	3,016,518	3.7
Construction and development	211,720	252,485	(16.1)
Total commercial real estate	3,341,155	3,269,003	2.2
Commercial business	364,761	449,516	(18.9)
Total commercial	3,705,916	3,718,519	(.3)
Leasing and equipment finance (1):
Equipment finance loans	883,642	868,830	1.7
Lease financings:
Direct financing leases	2,197,550	2,305,945	(4.7)
Sales-type leases	24,310	24,714	(1.6)
Lease residuals	110,179	106,391	3.6
Unearned income and deferred lease costs	(215,442)	(234,451)	8.1
Total lease financings	2,116,597	2,202,599	(3.9)
Total leasing and equipment finance	3,000,239	3,071,429	(2.3)
Inventory finance	644,239	468,805	37.4
Total loans and leases	$14,639,893	$14,590,744.3

(1)          Operating leases of $92.5 million at June 30, 2010 and $105.9 million at December 31, 2009 are included in other assets in the Consolidated Statements of Financial Condition.

(5)                      Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At June 30, 2010		At December 31, 2009
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
FHLB advances and securities sold under repurchase agreements	2010	$100,000	6.02%	$100,000	6.02%
	2011	300,000	4.64	300,000	4.64
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Sub-total		3,950,000	4.43	3,950,000	4.43
Subordinated bank notes	2014	71,020	2.20	71,020	1.91
	2015	50,000	2.13	49,969	5.37
	2016	74,556	5.63	74,522	5.63
Sub-total		195,576	3.49	195,511	4.21
Junior subordinated notes (trust preferred)	2068	110,442	11.20	110,441	11.20
Senior unsecured term note	2012	89,581	3.90	—	—
Discounted lease rentals	2010	53,260	5.37	108,795	5.42
	2011	83,143	5.40	69,420	5.55
	2012	58,812	5.42	43,968	5.62
	2013	35,435	5.37	25,657	5.72
	2014	14,473	5.13	6,500	5.84
	2015	4,506	5.01	402	5.89
	2016	3,805	4.98	201	5.91
	2017	1,787	4.98	—	—
Sub-total		255,221	5.36	254,943	5.53
Total long-term borrowings		$4,600,820	4.59	$4,510,895	4.65

Included in FHLB advances and repurchase agreements at June 30, 2010 are $600 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity.  In addition, TCF has $850 million of FHLB advances and $700 million of repurchase agreements which contain one-time call provisions in either 2010 or 2011.

The probability that the advances and repurchase agreements will be called by the counterparties depends primarily on the level of related interest rates at the call date. If FHLB advances are called, replacement funding will be available from the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.  Subordinated bank notes with stated maturities in 2014 and 2015 are callable quarterly by TCF and have variable interest rates which reset quarterly.

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at June 30, 2010 were as follows.

(Dollars in thousands)

Year	Next Call	Weighted- Average Rate	Stated Maturity	Weighted- Average Rate

2010	$1,750,000	4.59%	$100,000	6.02%
2011	400,000	3.84	200,000	4.85
2015	—	—	500,000	4.15
2016	—	—	100,000	4.82
2017	—	—	950,000	4.62
2018	—	—	300,000	3.51
Total	$2,150,000	4.45	$2,150,000	4.45

During the second quarter of 2010, TCF entered into a $90 million senior unsecured variable-rate term note maturing in July 2012.  The loan is prepayable and contains certain covenants common to such agreements.  TCF was not in default with respect to any covenants under the credit agreement at June 30, 2010.

(6)   Equity

Treasury stock and other consists of the following.

	At	At
	June 30,	December 31,
(In thousands)	2010	2009
Treasury stock, at cost	$(4,830)	$(29,435)
Shares held in trust for deferred compensation plans, at cost	(21,645)	(21,392)
Total	$(26,475)	$(50,827)

In February of 2010, TCF completed a public offering of common stock which raised net proceeds of $164.6 million through the issuance of 12,322,250 common shares.  At June 30, 2010, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors.

At June 30, 2010, TCF had outstanding 3,199,988 warrants to purchase common stock with a strike price of $16.93 per share. The warrants are publicly traded on the New York Stock Exchange under the symbol “TCB WS”.

TCF has a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides financing for U.S. distributors and dealers and select Canadian distributors of the Toro and Exmark brands. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron.  As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements.  Toro’s interest is reported as a non-controlling interest within equity and qualifies as Tier 1 regulatory capital.

TCF continues to be well-capitalized based on the capital requirements determined by the Federal Reserve Board and the Office of the Comptroller of the Currency (“OCC”).  The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements.  Increases since December 31, 2009 in tier 1 and total risk-based capital are primarily the result of TCF’s public offering of common stock in February of 2010, which raised net proceeds of $164.6 million, as well as an increase in retained earnings.

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Tier 1 leverage capital
TCF	$1,412,627	7.86%	$539,147	3.00%	N.A.	N.A.
TCF National Bank	1,450,792	8.08	538,736	3.00	$897,894	5.00%
Tier 1 risk-based capital
TCF	1,412,627	10.30	548,541	4.00	822,811	6.00
TCF National Bank	1,450,792	10.59	548,137	4.00	822,205	6.00
Total risk-based capital
TCF	1,742,705	12.71	1,097,081	8.00	1,371,351	10.00
TCF National Bank	1,780,745	12.99	1,096,273	8.00	1,370,342	10.00
As of December 31, 2009:
Tier 1 leverage capital
TCF	$1,161,750	6.59%	$528,681	3.00%	N.A.	N.A.
TCF National Bank	1,103,875	6.27	527,836	3.00	$879,727	5.00%
Tier 1 risk-based capital
TCF	1,161,750	8.52	545,115	4.00	817,672	6.00
TCF National Bank	1,103,875	8.11	544,648	4.00	816,972	6.00
Total risk-based capital
TCF	1,514,940	11.12	1,090,230	8.00	1,362,787	10.00
TCF National Bank	1,456,858	10.70	1,089,297	8.00	1,361,621	10.00

N.A. Not Applicable.

The minimum and well capitalized capital requirements are determined by the Federal Reserve Board for TCF and by the OCC for TCF National Bank.  At June 30, 2010, TCF and TCF National Bank exceeded their stated regulatory capital requirements and are considered “well-capitalized”.

Tier 1 common capital at June 30, 2010 was $1.3 billion, or 9.38%, of the risk-weighted assets compared to $1 billion, or 7.65%, of risk-weighted assets at December 31, 2009.  The increase was primarily the result of TCF’s public offering of common stock in February of 2010 as well as an increase in retained earnings.

(7)   Fair Value Measurement

Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”.

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at June 30, 2010.

Securities Available for Sale At June 30, 2010, securities available for sale consisted primarily of U.S. Government sponsored enterprise securities. The fair value of mortgage backed securities and U.S. Treasury Bills are recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are classified as Level 2 assets. Other securities, for which there is little or no market activity, are categorized as Level 3 assets. Other securities classified as Level 3 assets include equity investments in other thinly traded financial institutions and foreign debt securities. The fair value of these assets is determined by using quoted prices, when available, and incorporating results of internal pricing techniques, which consider observable market information along with security specific information.  During the first six months of 2010, a $326 thousand impairment charge was recorded on other securities available for sale and is included in gains (losses) on securities, net in the Consolidated Statements of Income.

Assets Held in Trust for Deferred Compensation At June 30, 2010, assets held in trust for deferred compensation plans included investments in publicly traded stocks, excluding TCF common stock reported in treasury and other in equity, and mutual funds. The fair value of these assets is based upon prices obtained from independent asset pricing services based on active markets.

The table below presents the balances of assets measured at fair value on a recurring basis.

	Readily Available	Observable	Company Determined	Total at
(In thousands)	Market Prices (1)	Market Prices (2)	Market Prices (3)	Fair Value
At June 30, 2010:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$1,921,545	$—	$1,921,545
Other	—	—	235	235
U.S. Treasury Bills	—	14,995	—	14,995
Other securities	—	—	3,556	3,556
Assets held in trust for deferred compensation plans (4)	7,599	—	—	7,599
Total assets	$7,599	$1,936,540	$3,791	$1,947,930
At December 31, 2009:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$1,905,209	$—	$1,905,209
Other	—	—	262	262
Other securities	—	—	5,005	5,005
Assets held in trust for deferred compensation plans (4)	7,511	—	—	7,511
Total assets	$7,511	$1,905,209	$5,267	$1,917,987

(1)          Considered Level 1 under ASC 820, Fair Value Measurements and Disclosures.

(2)          Considered Level 2 under ASC 820, Fair Value Measurements and Disclosures.

(3)          Considered Level 3 under ASC 820, Fair Value Measurements and Disclosures and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)          A corresponding liability is recorded in other liabilities for TCF’s obligation to the participants in these plans.

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the six months ended June 30, 2010 was not significant and there were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2010.

The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of such collateral.

Long-lived assets held for sale Long-lived assets held for sale include real estate owned and repossessed and returned equipment. The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned equipment is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment.  Long-lived assets held for sale were written down $8.4 million, which is included in foreclosed real estate and repossessed assets, net expense, during the six months ended June 30, 2010.

The table below presents the balances of assets at June 30, 2010 and December 31, 2009 which were measured at fair value on a non-recurring basis for the six months ended June 30, 2010 and December 31, 2009, respectively.

(In thousands)	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
At June 30, 2010:
Loans (4)	$—	$—	$129,886	$129,886
Real estate owned (5)	—	831	100,673	101,504
Repossessed and returned equipment (5)	—	8,532	2,326	10,858
Investments (6)	—	4,628	—	4,628
Total	$—	$13,991	$232,885	$246,876
At December 31, 2009:
Loans (4)	$—	$—	$62,794	$62,794
Real estate owned (5)	—	—	71,272	71,272
Repossessed and returned equipment (5)	—	14,861	527	15,388
Total	$—	$14,861	$134,593	$149,454

(1)          Considered Level 1 under ASC 820, Fair Value Measurements and Disclosures.

(2)          Considered Level 2 under ASC 820, Fair Value Measurements and Disclosures.

(3)          Considered Level 3 under ASC 820, Fair Value Measurements and Disclosures and are based on valuation models that use assumptions that are not observable in an active market.

(4)          Represents the carrying value of loans for which adjustments are based on the appraisal value of the collateral.

(5)          Amounts do not include assets held at cost at June 30, 2010 and December 31, 2009, respectively.

(6)          Represents the carrying value of other investments which were measured at fair value during the three months ended June 30, 2010.

(8)   Fair Values of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value.  These fair value estimates were made at June 30, 2010 and December 31, 2009 based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled.  However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made many estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

	At June 30,		At December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	$387,675	$387,675	$299,127	$299,127
Investments	159,576	159,576	163,692	163,692
Securities available for sale	1,940,331	1,940,331	1,910,476	1,910,476
Loans:
Consumer real estate and other	7,289,499	7,004,056	7,331,991	7,090,772
Commercial real estate	3,341,155	3,194,575	3,269,003	3,112,313
Commercial business	364,761	355,473	449,516	424,122
Equipment finance loans	883,642	887,089	868,830	878,168
Inventory finance loans	644,239	643,682	468,805	468,746
Allowance for loan losses (1)	(251,643)	—	(244,471)	—
Total financial instrument assets	$14,759,235	$14,572,457	$14,516,969	$14,347,416
Financial instrument liabilities:
Checking, savings and money market deposits	$10,538,542	$10,538,542	$10,380,814	$10,380,814
Certificates of deposit	984,501	987,018	1,187,505	1,191,176
Short-term borrowings	14,805	14,805	244,604	244,604
Long-term borrowings	4,600,820	5,059,828	4,510,895	4,816,727
Total financial instrument liabilities	$16,138,668	$16,600,193	$16,323,818	$16,633,321
Financial instruments with off-balance-sheet risk: (2)
Commitments to extend credit (3)	$35,317	$35,317	$35,860	$35,860
Standby letters of credit (4)	(130)	(130)	(55)	(55)
Total financial instruments with off-balance-sheet risk	$35,187	$35,187	$35,805	$35,805

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

Investments The carrying value of investments in FHLB stock and Federal Reserve Bank (“FRB”) stock approximates fair value.  The fair value of other investments is estimated based on discounting cash flows at current market rates and consideration of credit exposure.

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

(9)   Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the six months ended June 30, 2010.

	Restricted Stock		Stock Options
		Weighted-Average			Weighted-Average
	Shares	Grant Date Fair Value	Shares	Price Range	Exercise Price
Outstanding at December 31, 2009	1,870,845	$14.06	2,208,619	$12.85 - $15.75	$14.44
Granted	272,683	13.40	—	—	—
Forfeited	(10,250)	21.43	—	—	—
Vested	(284,419)	9.33	—	—	—
Outstanding at June 30, 2010	1,848,859	$14.50	2,208,619	$12.85 - $15.75	$14.44
Exercisable at June 30, 2010	N.A.	N.A.	—	$—	$—

N.A. Not Applicable.

Unrecognized stock compensation for restricted stock and stock options was $16.8 million with a weighted-average remaining amortization period of 1.4 years at June 30, 2010.  As of June 30, 2010, the weighted average remaining contractual life of stock options outstanding was 7.76 years.

(10)          Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and six months ended June 30, 2010 and 2009.

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Interest cost	$639	$729	$1,277	$1,459
Expected return on plan assets	(1,236)	(1,282)	(2,472)	(2,564)
Amortization of prior service cost	8	—	15	—
Recognized actuarial loss	391	316	782	631
Settlement expense	442	883	886	1,765
Net periodic benefit cost	$244	$646	$488	$1,291

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Interest cost	$114	$123	$228	$247
Service cost	—	2	1	4
Amortization of transition obligation	1	1	2	2
Recognized actuarial loss	79	63	157	126
Net periodic benefit cost	$194	$189	$388	$379

During the first six months of 2010, TCF made no cash contributions to the Pension Plan compared to a $2.5 million contribution for the same 2009 period.  During the second quarter and first six months of 2010, TCF paid $138 thousand and $295 thousand, respectively, for benefits of the Postretirement Plan, compared with $157 thousand and $312 thousand for the same 2009 periods.

(11)          Business Segments

Retail Banking, Wholesale Banking, Treasury Services and Support Services have been identified as reportable operating segments. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance and inventory finance. Treasury Services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks. Support Services include holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments. TCF evaluates performance and allocates resources based on the net income of each segment. TCF generally accounts for inter-segment sales and transfers at cost.  The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies in the most recent Annual Report on Form 10-K.

The following tables set forth certain information for TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

	Retail	Wholesale	Treasury	Support
(In thousands)	Banking	Banking	Services	Services	Eliminations	Consolidated
For the Three Months Ended June 30, 2010:
Revenues from external customers:
Interest income	$102,935	$114,370	$26,909	$—	$—	$244,214
Non-interest income	112,984	22,855	27	40	—	135,906
Total	$215,919	$137,225	$26,936	$40	$—	$380,120
Net interest income (loss)	$110,617	$62,913	$3,233	$(264)	$—	$176,499
Provision for credit losses	28,693	19,901	419	—	—	49,013
Non-interest income	112,984	22,855	27	35,575	(35,535)	135,906
Non-interest expense	139,955	47,460	1,954	35,235	(35,535)	189,069
Income tax expense (benefit)	21,569	6,326	578	(361)	—	28,112
Income after income tax expense	33,384	12,081	309	437	—	46,211
Income attributable to non-controlling interest	—	1,186	—	—	—	1,186
Net income	$33,384	$10,895	$309	$437	$—	$45,025
Total assets	$7,638,204	$7,617,262	$5,816,467	$70,210	$(3,112,098)	$18,030,045

For the Three Months Ended June 30, 2009:
Revenues from external customers:
Interest income	$109,477	$100,203	$30,074	$—	$—	$239,754
Non-interest income	111,143	18,471	10,645	111	—	140,370
Total	$220,620	$118,674	$40,719	$111	$—	$380,124
Net interest income	$98,781	$49,531	$8,024	$127	$—	$156,463
Provision for credit losses	35,014	25,892	985	—	—	61,891
Non-interest income	111,143	18,471	10,645	31,361	(31,250)	140,370
Non-interest expense	155,289	36,410	2,265	33,832	(31,250)	196,546
Income tax expense (benefit)	7,866	1,931	6,241	(1,185)	—	14,853
Income (loss) after income tax expense	11,755	3,769	9,178	(1,159)	—	23,543
Income attributable to non-controlling interest	—	—	—	—	—	—
Net income (loss)	$11,755	$3,769	$9,178	$(1,159)	$—	$23,543
Total assets	$7,458,965	$6,845,878	$5,617,311	$244,959	$(2,691,392)	$17,475,721

	Retail	Wholesale	Treasury	Support
(In thousands)	Banking	Banking	Services	Services	Eliminations	Consolidated
For the Six Months Ended June 30, 2010:
Revenues from external customers:
Interest income	$206,973	$226,857	$54,196	$—	$—	$488,026
Non-interest income	212,419	46,295	54	(219)	—	258,549
Total	$419,392	$273,152	$54,250	$(219)	$—	$746,575
Net interest income (loss)	$217,934	$123,436	$10,327	$(536)	$—	$351,161
Provision for credit losses	64,089	34,396	1,019	—	—	99,504
Non-interest income	212,419	46,295	54	69,263	(69,482)	258,549
Non-interest expense	278,552	95,582	4,000	72,219	(69,482)	380,871
Income tax expense (benefit)	33,938	13,993	2,425	(1,454)	—	48,902
Income (loss) after income tax expense	53,774	25,760	2,937	(2,038)	—	80,433
Income attributable to non-controlling interest	—	1,487	—	—	—	1,487
Net income (loss)	$53,774	$24,273	$2,937	$(2,038)	$—	$78,946
Total assets	$7,638,204	$7,617,262	$5,816,467	$70,210	$(3,112,098)	$18,030,045

For the Six Months Ended June 30, 2009:
Revenues from external customers:
Interest income	$218,435	$194,428	$62,825	$—	$—	$475,688
Non-interest income	199,442	32,251	22,719	237	—	254,649
Total	$417,877	$226,679	$85,544	$237	$—	$730,337
Net interest income	$197,880	$95,144	$8,599	$253	$—	$301,876
Provision for credit losses	63,182	41,002	1,419	—	—	105,603
Non-interest income	199,442	32,251	22,719	61,484	(61,247)	254,649
Non-interest expense	297,876	66,823	4,083	63,219	(61,247)	370,754
Income tax expense (benefit)	14,296	6,852	10,295	(1,465)	—	29,978
Income (loss) after income tax expense	21,968	12,718	15,521	(17)	—	50,190
Income attributable to non-controlling interest	—	—	—	—	—	—
Net income (loss)	$21,968	$12,718	$15,521	$(17)	$—	$50,190
Total assets	$7,458,965	$6,845,878	$5,617,311	$244,959	$(2,691,392)	$17,475,721

(12)     Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per-share data)	2010	2009	2010	2009
Basic Earnings Per Common Share
Net income	$45,025	$23,543	$78,946	$50,190
Preferred stock dividends	—	(1,193)	—	(6,378)
Non-cash deemed preferred stock dividend	—	(12,025)	—	(12,025)
Net income available to common stockholders	45,025	10,325	78,946	31,787
Earnings allocated to participating securities	236	26	421	131
Earnings allocated to common stock	$44,789	$10,299	$78,525	$31,656
Weighted-average shares outstanding	141,419,197	127,485,470	137,377,484	127,103,910
Restricted stock	(1,066,836)	(1,036,277)	(1,007,692)	(908,239)
Weighted-average common shares outstanding for basic earnings per common share	140,352,361	126,449,193	136,369,792	126,195,671
Basic earnings per share	$.32	$.08	$.58	$.25

Diluted Earnings Per Common Share
Earnings allocated to common stock	$44,789	$10,299	$78,525	$31,656
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	140,352,361	126,449,193	136,369,792	126,195,671
Net dilutive effect of:
Non-participating restricted stock	47,793	—	19,185	—
Stock options	229,284	—	135,017	296
Warrants	3,474	—	—	—
Weighted-average common shares outstanding for diluted earnings per common share	140,632,912	126,449,193	136,523,994	126,195,967
Diluted earnings per share	$.32	$.08	$.58	$.25

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

For the quarter ended June 30, 2010, 281,000 shares related to non-participating restricted stock and stock options were outstanding and not included in the computation of diluted earnings per common share because they were anti-dilutive. For the quarter ended June 30, 2009, 3.3 million shares related to non-participating restricted stock and stock options and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because they were anti-dilutive.

(13)     Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income.  The following table summarizes the components of comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Net income	$45,025	$23,543	$78,946	$50,190
Other comprehensive income (losses):
Unrealized gains (loss) arising during the period on securities available for sale	57,910	(21,735)	67,161	1,454
Recognized pension and postretirement actuarial losses, settlement expense, prior service cost and transition obligation	921	1,263	1,842	2,524
Reclassification adjustment for securities gains included in net income	—	(10,557)	—	(22,306)
Foreign currency translation adjustment	(640)	7	(320)	9
Income tax (expense) benefit	(21,309)	11,335	(25,092)	6,715
Total other comprehensive income (loss)	36,882	(19,687)	43,591	(11,604)
Comprehensive income	$81,907	$3,856	$122,537	$38,586

(14)     Other Expense

Other expense consists of the following.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Card processing and issuance	$4,871	$5,014	$9,477	$9,774
Telecommunications	2,983	2,988	6,055	5,756
Deposit account losses	2,904	3,554	5,721	6,677
Outside processing	2,863	2,659	5,668	5,306
Professional fees	2,603	2,983	5,560	4,278
Office supplies	2,123	2,276	4,406	4,698
Postage and courier	1,647	3,524	3,583	6,843
ATM processing	1,616	1,761	3,172	3,352
Other	13,443	11,321	25,821	21,205
Total other expense	$35,053	$36,080	$69,463	$67,889

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank, is headquartered in South Dakota.  TCF has 441 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota at June 30, 2010.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of all consumers. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and telephone and internet banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize well-secured, higher yielding assets and low or no interest-cost deposits. The Company’s growth strategies include the development of new products and services, new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

TCF’s core businesses include Retail Banking, Wholesale Banking and Treasury Services. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance and inventory finance. TCF refers to its combined leasing and equipment finance and inventory finance businesses as “Specialty Finance.”  Treasury Services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks.

TCF’s lending strategy is to originate high credit quality and primarily secured loans and leases. TCF’s consumer real estate loan operation offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on properties or to customers located within its primary banking markets.  The leasing and equipment finance businesses consist of TCF Equipment Finance, a company that delivers equipment finance solutions to businesses in select markets, and Winthrop Resources, a company that primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. TCF Inventory Finance originates commercial variable-rate loans which are secured by equipment under a floorplan arrangement and supported by repurchase agreements from original equipment manufacturers to businesses in the United States and Canada.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 57% of TCF’s total revenue for the three months ended June 30, 2010.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies.  Non-interest income is also a significant source of revenue for TCF.  Key drivers of non-interest income are the number of deposit accounts and related volume of customer transaction activity.  See “Recent Legislative Developments” and “Forward-Looking Information — Risks Related to New Product Introduction.”

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three and six months ended June 30, 2010 and 2009 and on information about TCF’s balance sheet, credit quality, liquidity, funding sources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF’s diluted earnings per common share was 32 cents and 58 cents for the second quarter and first six months of 2010, respectively, compared with 8 cents and 25 cents for the same 2009 periods.  Net income was $45 million and $78.9 million for the second quarter and first six months of 2010, respectively, compared with $23.5 million and $50.2 million for the same 2009 periods.  In the second quarter of 2009, TCF recorded a non-cash deemed dividend on the redemption of preferred stock of 10 cents per common share.

For the second quarter and first six months of 2010, return on average assets was 1.02% and .89%, respectively, compared with .53% and .58% for the same 2009 periods.  Return on average common equity was 12.71% and 11.75% for the second quarter and first six months of 2010, respectively, compared with 3.61% and 5.59% for the same 2009 periods.

Operating Segment Results

See Note 11 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

RETAIL BANKING, consisting of retail lending and branch banking, reported net income of $33.4 million and $53.8 million for the second quarter and first six months of 2010, respectively, compared with $11.8 million and $22 million for the same 2009 periods.  Retail Banking net interest income for the second quarter and first six months of 2010 was $110.6 million and $217.9 million, respectively, compared with $98.8 million and $197.9 million for the same 2009 periods.  The increase in net interest income from the second quarter and first six months of 2009 is primarily due to decreased rates paid on deposits in branch banking.

The Retail Banking provision for credit losses was $28.7 million and $64.1 million for the second quarter and first six months of 2010, respectively, compared with $35 million and $63.2 million for the same 2009 periods.  The decrease from the second quarter of 2009 was primarily due to decreased provisions for restructured consumer real estate loans and lower levels of provision in excess of net charge-offs in the consumer real estate portfolio as the rate of increase in losses slowed.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Provision for Credit Losses” for further discussion.

Retail Banking non-interest income totaled $113 million for the second quarter of 2010, up 1.7% from $111.1 million for the same 2009 period.  Retail Banking non-interest income totaled $212.4 million for the first six months of 2010, up 6.5% from $199.4 million for the same 2009 period.  The increases are primarily due to increases in monthly maintenance fees and card revenue.

Retail Banking non-interest expense for the second quarter and first six months of 2010 was $140 million and $278.6 million, respectively, compared with $155.3 million and $297.9 million for the same 2009 periods, primarily due to decreased compensation and employee benefit expense due to headcount reductions, decreased deposit account premiums and the FDIC special assessment in the second quarter of 2009.

WHOLESALE BANKING, an operating segment composed of commercial banking, leasing and equipment finance and inventory finance, reported net income of $10.9 million and $24.3 million for the second quarter and first six months of 2010, respectively, compared with $3.8 million and $12.7 million for the same 2009 periods.  Net interest income for the second quarter and first six months of 2010 was $62.9 million and $123.4 million, compared with $49.5 million and $95.1 million for the same 2009 periods.  The increase in net interest income for the first six months of 2010 as compared to the first six months of 2009 was primarily due to growth in loans and leases.

The provision for credit losses for Wholesale Banking was $19.9 million and $34.4 million for the second quarter and first six months of 2010, respectively, compared with $25.9 million and $41 million for the same 2009 periods.  Wholesale Banking net charge-offs totaled $16.7 million and $31.3 million during the second quarter and first six months of 2010, respectively, compared with $24.9 million and $36 million during the same 2009 periods.  The decrease in net charge-offs from the second quarter and first six months of 2009 is primarily due to a decrease in commercial real estate net charge-offs.

Wholesale Banking non-interest income for the second quarter and first six months of 2010 totaled $22.9 million and $46.3 million, respectively, up from $18.5 million and $32.3 million for the same 2009 periods, primarily due to an increase in operating lease revenue resulting from the acquisition of Fidelity National Capital, Inc. (“FNCI”) in the third quarter of 2009.

Wholesale Banking non-interest expense totaled $47.5 million and $95.6 million for the second quarter and first six months of 2010, compared with $36.4 million and $66.8 million for the same 2009 periods, primarily as a result of increased compensation expense related to expansion, increased expense for repossessed assets and increased operating lease depreciation from the acquisition of FNCI.

TREASURY SERVICES reported net income of $309 thousand and $2.9 million for the second quarter and first six months of 2010, respectively, compared with net income of $9.2 million and $15.5 million for the same 2009 periods.  The decrease was primarily due to gains on security sales in the first six months of 2009 compared with no gains in the first six months of 2010.

Consolidated Net Interest Income

Net interest income for the second quarter of 2010 totaled $176.5 million, up from $156.5 million for the second quarter of 2009 and up from $174.7 million for the first quarter of 2010.  Net interest income for the first six months of 2010 totaled $351.2 million, up from $301.9 million for the first six months of 2009.  The increase in net interest income from the second quarter of 2009 was primarily attributable to an $846 million, or 6.1%, increase in average loans and leases and a 38 basis point increase in net interest margin.  The increase in net interest income from the first quarter of 2010 was primarily due to a $109.7 million, or .8%, increase in average loans and leases, partially offset by a 2 basis point decrease in net interest margin.  The increase in net interest income from the first six months of 2009 was primarily due to a $968.9 million, or 7.1%, increase in average loans and leases and a 46 basis point increase in net interest margin.

Net interest margin for the second quarter of 2010 was 4.18%, up from 3.80% for the second quarter of 2009 and down from 4.20% for the first quarter of 2010.  Net interest margin for the first six months of 2010 was 4.19%, up from 3.73% for the first six months of 2009.  The increase in net interest margin from the second quarter and first six months of 2009 was primarily due to decreased rates paid on deposits.  The decrease in net interest margin from the first quarter of 2010 was due to changes in earning asset mix to more variable-rate loans as the Company focuses on increasing the asset sensitivity of the balance sheet for an eventual increase in interest rates.

Achieving net interest income growth over time is primarily dependent on TCF’s ability to generate higher-yielding assets and low or no interest-cost deposits.  While interest rates and consumer preferences continue to change over time, TCF is currently slightly asset sensitive as measured by its interest rate gap (the difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months).  Being asset sensitive generally means that TCF’s net interest income may increase in rising interest rate environments.  Since TCF is primarily deposit funded, the degree of the impact to net interest income is controlled by TCF, partially based on how its competitors price comparable products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Deposits” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest rate risk position.

The following table summarizes TCF’s average balances, interest, yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010			2009
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments and other	$352,667	$1,236	1.40%	$454,347	$1,137	1.00%
U.S. Government sponsored entities:
Mortgage-backed securities	1,860,233	21,053	4.53	1,656,767	20,351	4.91
Debentures	—	—	—	527,562	2,859	2.17
U.S. Treasury Bills	14,167	7.21		—	—	—
Other securities	457	5	4.39	498	7	5.63
Total securities available for sale (3)	1,874,857	21,065	4.49	2,184,827	23,217	4.25
Loans and leases:
Consumer real estate:
Fixed-rate	5,152,954	79,182	6.16	5,453,118	88,612	6.52
Variable-rate (4)	2,081,247	28,473	5.49	1,840,982	26,559	5.79
Consumer - other	27,584	566	8.23	36,255	780	8.63
Total consumer real estate and other	7,261,785	108,221	5.98	7,330,355	115,951	6.34
Commercial real estate:
Fixed- and adjustable-rate	2,824,233	41,966	5.96	2,531,026	37,887	6.00
Variable-rate (4)	498,753	5,395	4.34	579,004	5,709	3.95
Total commercial real estate	3,322,986	47,361	5.72	3,110,030	43,596	5.62
Commercial business:
Fixed- and adjustable-rate	152,488	2,121	5.58	173,000	2,464	5.71
Variable-rate (4)	246,341	2,333	3.80	310,493	2,533	3.27
Total commercial business	398,829	4,454	4.48	483,493	4,997	4.15
Total commercial	3,721,815	51,815	5.58	3,593,523	48,593	5.42
Leasing and equipment finance	3,021,532	49,202	6.51	2,809,787	48,387	6.89
Inventory finance	692,816	12,675	7.34	118,317	2,469	8.35
Total loans and leases (5)	14,697,948	221,913	6.05	13,851,982	215,400	6.23
Total interest-earning assets	16,925,472	244,214	5.78	16,491,156	239,754	5.83
Other assets (6)	1,208,867			1,144,761
Total assets	$18,134,339			$17,635,917

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,480,896			$1,446,215
Small business	631,495			571,676
Commercial and custodial	289,384			260,079
Total non-interest bearing deposits	2,401,775			2,277,970
Interest-bearing deposits:
Checking	2,145,260	1,731.32		1,792,493	1,950.44
Savings	5,477,044	10,805.79		4,823,897	15,470	1.29
Money market	660,654	1,165.71		690,201	1,770	1.03
Subtotal	8,282,958	13,701.66		7,306,591	19,190	1.05
Certificates of deposit	1,044,008	2,580.99		2,087,490	14,155	2.72
Total interest-bearing deposits	9,326,966	16,281.70		9,394,081	33,345	1.42
Total deposits	11,728,741	16,281.56		11,672,051	33,345	1.15
Borrowings:
Short-term borrowings	26,665	79	1.19	29,028	24.33
Long-term borrowings	4,485,283	51,355	4.59	4,307,776	49,922	4.65
Total borrowings	4,511,948	51,434	4.57	4,336,804	49,946	4.62
Total interest-bearing liabilities	13,838,914	67,715	1.96	13,730,885	83,291	2.43
Total deposits and borrowings	16,240,689	67,715	1.67	16,008,855	83,291	2.09
Other liabilities	464,276			403,561
Total liabilities	16,704,965			16,412,416
Total TCF Financial Corp. stockholders’ equity	1,417,020			1,223,501
Non-controlling interest in subsidiaries	12,354			—
Total equity	1,429,374			1,223,501
Total liabilities and equity	$18,134,339			$17,635,917
Net interest income and margin		$176,499	4.18%		$156,463	3.80%

(1)          Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $713,000 and $337,000 was recognized during the three months ended June 30, 2010 and 2009, respectively.

(2)          Annualized.

(3)          Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes equity securities.

(4)          Certain variable-rate loans have contractual interest rate floors.

(5)          Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(6)          Includes operating leases.

The following table summarizes TCF’s average balances, interest, yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010			2009
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments and other	$316,532	$2,377	1.51%	$469,288	$1,993.85%
U.S. Government sponsored entities:
Mortgage-backed securities	1,872,587	42,454	4.53	1,828,908	46,010	5.03
Debentures	—	—	—	269,668	2,894	2.15
U.S. Treasury Bills	7,122	7.21		—	—	—
Other securities	467	11	4.75	502	14	5.60
Total securities available for sale (3)	1,880,176	42,472	4.52	2,099,078	48,918	4.66
Loans and leases:
Consumer real estate:
Fixed-rate	5,219,935	160,678	6.20	5,465,225	177,418	6.54
Variable-rate (4)	2,026,500	55,807	5.55	1,829,669	52,781	5.82
Consumer - other	28,988	1,201	8.35	37,888	1,603	8.53
Total consumer real estate and other	7,275,423	217,686	6.03	7,332,782	231,802	6.37
Commercial real estate:
Fixed- and adjustable-rate	2,803,624	83,568	6.01	2,471,014	74,171	6.05
Variable-rate (4)	494,404	10,709	4.37	583,567	11,349	3.92
Total commercial real estate	3,298,028	94,277	5.76	3,054,581	85,520	5.65
Commercial business:
Fixed- and adjustable-rate	158,313	4,404	5.61	174,216	5,014	5.80
Variable-rate (4)	255,738	4,793	3.78	317,364	4,919	3.13
Total commercial business	414,051	9,197	4.48	491,580	9,933	4.07
Total commercial	3,712,079	103,474	5.62	3,546,161	95,453	5.43
Leasing and equipment finance	3,032,537	99,204	6.54	2,721,829	94,438	6.94
Inventory finance	623,283	22,813	7.38	73,644	3,084	8.38
Total loans and leases (5)	14,643,322	443,177	6.09	13,674,416	424,777	6.25
Total interest-earning assets	16,840,030	488,026	5.83	16,242,782	475,688	5.89
Other assets (6)	1,218,117			1,151,381
Total assets	$18,058,147			$17,394,163

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,471,980			$1,437,383
Small business	614,467			567,479
Commercial and custodial	284,148			243,856
Total non-interest bearing deposits	2,370,595			2,248,718
Interest-bearing deposits:
Checking	2,115,384	3,537.34		1,770,111	4,637.53
Savings	5,411,814	22,336.83		4,314,914	32,409	1.51
Money market	664,595	2,415.73		668,395	4,080	1.23
Subtotal	8,191,793	28,288.70		6,753,420	41,126	1.23
Certificates of deposit	1,085,349	5,597	1.04	2,274,409	32,303	2.86
Total interest-bearing deposits	9,277,142	33,885.74		9,027,829	73,429	1.64
Total deposits	11,647,737	33,885.59		11,276,547	73,429	1.31
Borrowings:
Short-term borrowings	111,521	181.33		36,537	118.65
Long-term borrowings	4,492,742	102,799	4.61	4,337,116	100,265	4.66
Total borrowings	4,604,263	102,980	4.50	4,373,653	100,383	4.62
Total interest-bearing liabilities	13,881,405	136,865	1.99	13,401,482	173,812	2.62
Total deposits and borrowings	16,252,000	136,865	1.70	15,650,200	173,812	2.24
Other liabilities	452,631			391,814
Total liabilities	16,704,631			16,042,014
Total TCF Financial Corp. stockholders’ equity	1,343,897			1,352,149
Non-controlling interest in subsidiaries	9,619			—
Total equity	1,353,516			1,352,149
Total liabilities and equity	$18,058,147			$17,394,163
Net interest income and margin		$351,161	4.19%		$301,876	3.73%

(1)          Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of $1,349,000 and $674,000 was recognized during the six months ended June 30, 2010 and 2009, respectively.

(2)          Annualized.

(3)          Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes equity securities.

(4)          Certain variable-rate loans have contractual interest rate floors.

(5)          Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(6)          Includes operating leases.

Consolidated Provision for Credit Losses

The following table summarizes the composition of TCF’s provision for credit losses and percentage of the total provision expense for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,				Change
(Dollars in thousands)	2010		2009		$	%
Consumer real estate and other	$28,957	59.1%	$35,972	58.1%	$(7,015)	(19.5)%
Commercial	12,981	26.5	15,403	24.9	(2,422)	(15.7)
Leasing and equipment finance	6,964	14.2	10,310	16.7	(3,346)	(32.5)
Inventory finance	111.2		206.3		(95)	(46.1)
Total	$49,013	100.0	$61,891	100.0	$(12,878)	(20.8)

	Six Months Ended
	June 30,				Change
	2010		2009		$	%
Consumer real estate and other	$64,630	65.0%	$64,482	61.0%	$148.2%
Commercial	18,734	18.8	21,408	20.3	(2,674)	(12.5)
Leasing and equipment finance	14,537	14.6	19,093	18.1	(4,556)	(23.9)
Inventory finance	1,603	1.6	620.6		983	158.5
Total	$99,504	100.0	$105,603	100.0	$(6,099)	(5.8)

TCF recorded provision expense of $49 million and $99.5 million in the second quarter and first six months of 2010, respectively, compared with $61.9 million and $105.6 million in the same 2009 periods.  The composition of the provision for credit losses in the second quarter of 2010 was driven by decreased reserves for restructured consumer real estate loans, lower levels of provision in excess of net charge-offs in the consumer real estate portfolio as the rate of increase in losses slowed and decreased commercial net charge-offs.

Net loan and lease charge-offs for the second quarter and first six months of 2010 were $47.8 million, or 1.30% of average loans and leases (annualized) and $92.3 million, or 1.26% (annualized), respectively,  compared with $49.7 million, or 1.43% and $84.6 million, or 1.24%, in the same periods of 2009.

Consumer real estate net charge-offs for the second quarter and first six months of 2010 were $29.4 million and $58.7 million, respectively, compared with $23 million and $45.3 million for the same 2009 periods.  The higher consumer real estate net charge-offs were primarily due to continued weak residential real estate market conditions and persistent high unemployment in TCF’s markets.  Commercial net charge-offs for the second quarter and first six months of 2010 were $9.1 million and $17 million, respectively, compared with $19.5 million and $26.1 million in the same 2009 periods.  Leasing and equipment finance net charge-offs for the second quarter and first six months of 2010 were $7.5 million and $14.2 million, respectively, compared with $5.5 million and $10.2 million in the same 2009 periods.  The increase in leasing and equipment finance net charge-offs from the second quarter of 2009 was primarily due to higher losses in technology and manufacturing equipment due to weak economic conditions.

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

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income totaled $135.9 million and $258.5 million for the second quarter and first six months of 2010, respectively, compared with $140.4 million and $254.6 million for the same 2009 periods.

Fees and Service Charges

Fees and service charges totaled $77.8 million and $144 million for the second quarter and first six months of 2010, respectively, compared with $77.5 million and $134.6 million for the same 2009 periods.  The increase in fees and service charges for the first six months of 2010 compared to the same 2009 period was primarily due to increased monthly checking account maintenance fees.

Changes in regulatory requirements effective in the third quarter of 2010 could impact the volume of fees and service charges and card revenues, which are dependent on customer behaviors and reactions to new product offerings.  New regulations require consumer checking account customers to elect if they want TCF to authorize debit card and ATM transactions if, at the time of authorization, there are insufficient funds in the account to cover the transaction (“opt-in”).  TCF has had a process in place to discuss this service with new and existing consumer checking account customers since early 2010.  Approximately 50 percent of TCF’s total impacted checking accounts have elected to opt-in as of June 30, 2010.  Effective August 15, 2010, any account that has not elected to opt-in will be deemed by regulation to have declined the service.  The opt-in election is revocable by customers at any time.  Customers who have not elected to opt-in may see an increase in the number of denied transactions on their ATM/Debit Card beginning August 15, 2010.  These denied transactions may impact consumer payment behavior and will reduce fees and service charges and card revenue.  See “Forward-Looking Information — Risks Related to New Product Introduction.”

Card Revenues

Card revenues totaled $28.6 million and $55.7 million for the second quarter and first six months of 2010, respectively, compared with $26.6 million and $51.6 million for the same 2009 periods.  The increase in card revenue was primarily the result of the increase in the number of consumer transactions per active account.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2010	2009	Amount	%
Average active card users	822,493	846,175	(23,682)	(2.8)
Average number of transactions per card per month	22.5	21.1	1.4	6.6
Sales volume	$1,948,495	$1,854,850	$93,645	5.0
Average transaction size (in dollars)	$35	$35	$—	—
Average interchange rate	1.40%	1.35%		5	bps

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2010	2009	Amount	%
Average active card users	837,083	834,385	2,698.3
Average number of transactions per card per month	21.5	20.5	1.0	4.9
Sales volume	$3,850,252	$3,605,620	$244,632	6.8
Average transaction size (in dollars)	$36	$35	$1	2.9
Average interchange rate	1.37%	1.34%		3	bps

TCF is the 10th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended March 31, 2010, as published by Visa.  TCF earns interchange revenue from customer card transactions paid primarily by merchants, not by TCF’s customers.  Card products represent 24% of banking fee revenue for the three months ended June 30, 2010 and revenue from such products changes based on customer payment trends and the number of deposit accounts using the cards.  Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  Card revenues are anticipated to be further impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act, which directs the Federal Reserve to establish rules related to debit-card interchange fees that are expected to result in a reduction in such fees.

ATM Revenue

ATM revenue was $7.8 million and $14.9 million for the second quarter and first six months of 2010, respectively, compared with $8 million and $15.6 million for the same 2009 periods.  The decline in ATM revenue was primarily due to fewer fee generating transactions by non-TCF customers using TCF’s ATMs.  Subsequent to June 30, 2010, the number of ATM’s free to TCF customers decreased to 982 from 1,619 as a result of a contract expiring with one service provider.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenue totaled $20.5 million and $40.9 million for the second quarter and first six months of 2010, respectively, compared with $16.9 million and $29.5 million for the same 2009 periods.  The increase in leasing and equipment finance revenue was primarily due to higher operating lease revenue due to the acquisition of FNCI in the third quarter of 2009 which is partially offset by an increase in the related operating lease depreciation.

Other Income

Other non-interest income was $1.2 million and $3.7 million for the second quarter and first six months of 2010, respectively, compared with $820 thousand and $1.3 million from the same 2009 periods.  The increase was primarily due to the increased level of fees in the inventory finance business.

Consolidated Non-Interest Expense

Non-interest expense totaled $189.1 million for the second quarter of 2010, down $7.4 million, or 3.8%, from $196.5 million for the same 2009 period.  For the first six months of 2010, non-interest expense totaled $380.9 million, up $10.1 million, or 2.7%, from $370.8 million for the same 2009 period.

Compensation and Employee Benefits

Compensation and employee benefits expense for the second quarter of 2010 decreased $3.8 million, or 4.2%, from the second quarter of 2009.  For the first six months of 2010, compensation and employee benefits expense decreased $1.7 million, or 1%, from the first six months of 2009.  The decrease was primarily due to headcount reductions in Retail Banking and Support Services, partially offset by increased costs in the Specialty Finance businesses as a result of expansion and growth, and decreased employee medical plan expenses.

Deposit Account Premiums

Deposit account premium expense totaled $5.5 million and $12.3 million for the second quarter and first six months of 2010, respectively, compared with $7.3 million and $13.9 million for the same 2009 periods.  The decrease was primarily due to lower new checking account production.

FDIC Premiums

FDIC premium expense totaled $5.2 million and $10.7 million for the second quarter and first six months of 2010, respectively, compared with $4.9 million and $8.7 million for the same 2009 periods.  The increase was primarily due to higher deposit insurance rates.  The FDIC has recently issued proposals related to the setting of deposit insurance rates effective for January 1, 2011 and TCF’s insurance cost could increase significantly as a result.

Operating Lease Depreciation

Operating lease depreciation expense totaled $9.8 million and $19.9 million for the second quarter and first six months of 2010, respectively, compared with $3.9 million and $7.9 million for the same 2009 periods.  The increase was primarily due to the acquisition of FNCI in the third quarter of 2009.

Foreclosed Real Estate and Repossessed Assets, Net

Foreclosed real estate and repossessed asset expenses totaled $8.8 million and $18 million for the second quarter and first six months of 2010, respectively, compared with $6.4 million and $10.9 million for the same 2009 periods, primarily due to an increase in the number of properties owned and the associated expenses.

Other Credit Costs, Net

Other credit costs, net is comprised of consumer real estate loan pool insurance, writedowns on carrying values of operating leases due to customer defaults and reserve requirements for expected losses on unfunded commitments.  Other credit costs, net totaled $2.7 million and $5.3 million for the second quarter and first six months of 2010, respectively, compared with $3.2 million and $4 million for the same 2009 periods.  The increase for the first six months of 2010 as compared to the same 2009 period was primarily due to an increase in expenses for consumer real estate loan pool insurance.

Income Taxes

TCF recorded income tax expense of $28.1 million for the second quarter of 2010, or 37.8% of income before income tax expense, compared with $14.9 million, or 38.7%, for the comparable 2009 period.  For the first six months of 2010, income tax expense totaled $48.9 million, or 37.8% of income before income tax expense, compared with $30 million, or 37.4%, for the comparable 2009 period.

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

As discussed under Item 1A. Risk Factors, in TCF’s Annual Report on Form 10-K, TCF uses a REIT and related companies in the management of qualified real estate secured assets.  In the third quarter of 2009, TCF received notice from a state taxing authority challenging use of the REIT and related companies based on a recent court decision unrelated to TCF and unrelated to the laws in place for the years in the notice.  In May

2010, the state’s Supreme Court unanimously overturned the lower court’s decision on which the state taxing authority relied.  TCF has complied with the state income tax laws, intends to vigorously defend its position and believes the likelihood of an unfavorable outcome is remote.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

At June 30, 2010, the unrealized pre-tax gain on TCF’s securities available for sale portfolio was $69.4 million, compared with an unrealized pre-tax gain of $2.2 million at December 31, 2009.  TCF had no sales of mortgage-backed securities during the first six months of 2010, compared with $945.2 million of mortgage-backed securities in the same 2009 period.  TCF purchased $91.4 million of securities available for sale during the first six months of 2010, compared with $1.3 billion for the same 2009 period.  TCF’s securities available for sale consist primarily of U.S. Government sponsored enterprise mortgage-backed securities.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2010	2009	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,932,560	$4,961,347	(.6)%
Junior lien	2,307,428	2,319,222	(.5)
Total consumer real estate	7,239,988	7,280,569	(.6)
Other	49,511	51,422	(3.7)
Total consumer real estate and other	7,289,499	7,331,991	(.6)
Commercial:
Commercial real estate:
Permanent	3,129,435	3,016,518	3.7
Construction and development	211,720	252,485	(16.1)
Total commercial real estate	3,341,155	3,269,003	2.2
Commercial business	364,761	449,516	(18.9)
Total commercial	3,705,916	3,718,519	(.3)
Leasing and equipment finance (1):
Equipment finance loans	883,642	868,830	1.7
Lease financings:
Direct financing leases	2,197,550	2,305,945	(4.7)
Sales-type leases	24,310	24,714	(1.6)
Lease residuals	110,179	106,391	3.6
Unearned income and deferred lease costs	(215,442)	(234,451)	8.1
Total lease financings	2,116,597	2,202,599	(3.9)
Total leasing and equipment finance	3,000,239	3,071,429	(2.3)
Inventory finance	644,239	468,805	37.4
Total loans and leases	$14,639,893	$14,590,744.3

(1)   Operating leases of $92.5 million at June 30, 2010 and $105.9 million at December 31, 2009 are included in other assets in the Consolidated Statements of Financial Condition.

At June 30, 2010 and December 31, 2009, approximately 28% and 26%, respectively, of TCF’s loans consisted of variable-rate loans.  Variable-rate consumer real estate loans have interest rates tied to the prime rate, while variable-rate commercial loans have interest rates tied to either the prime rate or LIBOR.  At July 1, 2010, $1.9 billion, or 89%, of variable-rate consumer real estate loans and $427 million, or 68%, of variable-rate commercial loans were at their contractual interest rate floor.  In addition, to the extent these loans have interest rate floors, an increase in interest rates may not result in a change in the interest rate on the variable-rate loans.  Substantially all leasing and equipment finance loans have fixed interest rates, while inventory finance loans have variable interest rates.  Approximately 76% of the consumer real estate portfolio at June 30, 2010 consisted of closed-end loans.  TCF’s consumer real estate lines of credit require regular payments of interest but do not require regular payments of principal.  Consumer real estate outstanding lines of credit were $2.2 billion at June 30, 2010 and December 31, 2009.

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary banking markets.  With a focus on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans at June 30, 2010 were secured either by real estate or other business assets.  At June 30, 2010, approximately 94% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary banking markets.

The leasing and equipment finance backlog of approved transactions was $348.3 million at June 30, 2010, up from $322.6 million at December 31, 2009.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from customer default on a loan or lease.  TCF has a process to identify and manage its credit risk, which includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, utilization of credit insurance on some high loan-to-value consumer real estate loans, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases, procedures for the collection of problem loans and leases and physical inspections within the inventory finance business.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate, which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  The Company considers the allowance for loan and lease losses of $251.6 million appropriate to cover losses incurred in the loan and lease portfolios as of June 30, 2010.  Acquired loans and leases contain $6.9 million of credit loss reserves which are netted against the assets’ contractual balances. These reserves are the result of estimated cash flows on the acquisition date being lower than contractual cash flows.  TCF expects to be able to collect the estimated cash flows.  In the future, if TCF is unable to collect the expected cash flows or revises its expectation below the current level, an allowance for credit losses would be established on these acquired portfolios.

No assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, protracted economic weakness, a continued decline in commercial or residential real estate values in TCF’s primary banking markets and continued financial stress on consumers would have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

The following table sets forth information detailing the allowance for loan and lease losses and other credit reserves.

	At or For the Three		At or For the Six
	Months Ended June 30,		Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance for loan and lease losses:
Balance at beginning of period	$250,430	$181,216	$244,471	$172,442
Charge-offs	(53,654)	(53,462)	(104,205)	(92,343)
Recoveries	5,854	3,800	11,873	7,743
Net charge-offs	(47,800)	(49,662)	(92,332)	(84,600)
Provision for credit losses	49,013	61,891	99,504	105,603
Balance at end of period	$251,643	$193,445	$251,643	$193,445
Other credit loss reserves:
Reserves netted against portfolio asset balances	6,864	13,828	6,864	13,828
Reserves for unfunded commitments	4,581	2,655	4,581	2,655
Total credit loss reserves	$263,088	$209,928	$263,088	$209,928

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

The allocation of TCF’s allowance for loan and lease losses and other credit reserves (“Reserves”) is as follows.

	At June 30, 2010			At December 31, 2009
		Total Loans	Reserve		Total Loans	Reserve
(Dollars in thousands)	Reserves	and Leases	Percentage	Reserves	and Leases	Percentage
Consumer real estate	$168,835	$7,239,988	2.33%	$164,966	$7,280,569	2.27%
Consumer other	2,545	49,511	5.14	2,476	51,422	4.82
Total consumer	171,380	7,289,499	2.35	167,442	7,331,991	2.28
Commercial real estate	41,114	3,341,155	1.23	37,274	3,269,003	1.14
Commercial business	4,141	364,761	1.14	6,230	449,516	1.39
Total commercial	45,255	3,705,916	1.22	43,504	3,718,519	1.17
Leasing and equipment finance	32,443	3,000,239	1.08	32,063	3,071,429	1.04
Inventory finance	2,565	644,239.40		1,462	468,805.31
Total allowance for loan and lease losses	251,643	14,639,893	1.72	244,471	14,590,744	1.68
Other credit loss reserves:
Reserves netted against portfolio asset balances	6,864	—	N.M.	10,168	—	N.M.
Reserves for unfunded commitments	4,581	—	N.M.	3,850	—	N.M.
Total credit loss reserves	$263,088	$14,639,893	1.80	$258,489	$14,590,744	1.77

N.M. Not Meaningful.

The increase in the consumer real estate allowance was primarily due to increased provision for credit losses as the balance and reserve rate for restructured consumer real estate loans increased.  The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts as loans migrate to classified commercial loans or to non-accrual.  Charge-offs are taken against such specific reserves.  The commercial allowance levels increased from year-end due to these factors.  The increase in the inventory finance allowance was primarily due to the growth of the inventory finance business.

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	June 30, 2010		June 30, 2009
	Net		Net
(Dollars in thousands)	Charge-offs	Loss Rate (1)	Charge-offs	Loss Rate (1)
Consumer real estate
First mortgage liens	$16,775	1.36%	$11,795.96%
Junior liens	12,672	2.20	11,201	1.90
Total consumer real estate	29,447	1.63	22,996	1.26
Consumer other	1,622	N.M.	1,661	N.M.
Total consumer real estate and other	31,069	1.71	24,657	1.35
Commercial real estate	8,181.98		19,531	2.51
Commercial business	962.97		(55)	(.05)
Total commercial	9,143.98		19,476	2.17
Leasing and equipment finance	7,514.99		5,529.79
Inventory finance	74.04		—	—
Total	$47,800	1.30	$49,662	1.43

(1) Represents the ratio of net charge-offs to average loans and leases, annualized.

N.M. Not Meaningful.

	Six Months Ended
	June 30, 2010		June 30, 2009
	Net		Net
(Dollars in thousands)	Charge-offs	Loss Rate (1)	Charge-offs	Loss Rate (1)
Consumer real estate
First mortgage liens	$33,043	1.34%	$22,272.91%
Junior liens	25,668	2.22	23,050	1.94
Total consumer real estate	58,711	1.62	45,322	1.24
Consumer other	1,986	N.M.	2,951	N.M.
Total consumer real estate and other	60,697	1.67	48,273	1.32
Commercial real estate	14,702.89		23,171	1.52
Commercial business	2,277	1.10	2,926	1.19
Total commercial	16,979.91		26,097	1.47
Leasing and equipment finance	14,157.93		10,230.75
Inventory finance	499.16		—	—
Total	$92,332	1.26	$84,600	1.24

(1) Represents the ratio of net charge-offs to average loans and leases, annualized.

N.M. Not Meaningful.

Consumer real estate net charge-offs for the second quarter of 2010 increased $6.5 million, compared to the same 2009 period.  During the first six months of 2010, consumer real estate net charge-offs increased $13.4 million, compared with the same 2009 period.  The increase in consumer real estate net charge-offs was primarily due to depressed real estate values and continued financial stress on consumers, primarily in the Illinois region.  Commercial real estate net charge-offs for the second quarter of 2010 decreased $11.4 million, compared with the same 2009 period.  During the first six months of 2010, commercial real estate net charge-offs decreased $8.5 million, compared with the same 2009 period.  The decrease in commercial real estate net charge-offs was primarily due to the decreased severity of charge-offs on residential development loans during the first six months of 2010 as compared to the first six months of 2009.  Leasing and equipment finance net charge-offs for the second quarter of 2010 increased $2 million, compared with the same 2009 period.  During the first six months of 2010, leasing and equipment finance net charge-offs increased $3.9 million, compared with the same 2009 period.  The increase was primarily due to higher losses in technology and manufacturing equipment due to depressed economic conditions.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Non-performing assets are summarized in the following table.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2010	2009	Change
Non-accrual loans and leases:
Consumer real estate
First mortgage lien	$127,966	$118,313	$9,653
Junior lien	23,065	20,846	2,219
Total consumer real estate	151,031	139,159	11,872
Consumer other	73	141	(68)
Total consumer	151,104	139,300	11,804
Commercial real estate	105,782	77,627	28,155
Commercial business	23,484	28,569	(5,085)
Total commercial	129,266	106,196	23,070
Leasing and equipment finance	48,777	50,008	(1,231)
Inventory finance	1,035	771	264
Total non-accrual loans and leases	330,182	296,275	33,907
Other real estate owned:
Residential real estate	81,895	66,956	14,939
Commercial real estate	36,036	38,812	(2,776)
Total other real estate owned	117,931	105,768	12,163
Total non-performing assets	$448,113	$402,043	$46,070
Non-performing assets as a percentage of:
Loans and leases and other real estate owned	3.04%	2.74%	30	bps
Total assets	2.49	2.25	24
Non-performing assets secured by residential real estate as a percentage of total non-performing assets	52.0	51.3	70
Other real estate owned:
Residential real estate
Properties owned	410	298	112
Properties subject to redemption	247	206	41
Total residential real estate	657	504	153
Commercial real estate	41	42	(1)
Total other real estate properties	698	546	152

Interest income recognized on loans and leases in non-accrual status totaled $1.7 million and $2.9 million for the second quarter and first six months of 2010, respectively, compared with $480 thousand and $826 thousand for the same 2009 periods.  Contractual interest on non-accrual loans and leases totaled $10.6 million and $18.6 million for the second quarter and first six months of 2010, respectively, compared with $7.5 million and $13.4 million for the same 2009 periods.  The increases from the second quarter and first six months of 2009 were a result of an increase in non-accrual loans and leases.

The changes in the amount of non-accrual loans and leases for the three and six months ended June 30, 2010 are summarized in the following table.

			Leasing and
			Equipment	Inventory
At or for the three months ended June 30, 2010	Consumer	Commercial	Finance	Finance	Total
Balance, beginning of period	$148,048	$102,368	$54,099	$886	$305,401
Additions	59,939	51,827	12,125	1,379	125,270
Charge-offs	(13,934)	(7,347)	(6,640)	(5)	(27,926)
Transfers to other assets	(27,909)	(5,712)	(3,293)	(22)	(36,936)
Return to accrual status	(10,639)	—	(1,418)	(536)	(12,593)
Payments received	(2,724)	(7,476)	(6,096)	(716)	(17,012)
Other, net	(1,677)	(4,394)	—	49	(6,022)
Balance, end of period	$151,104	$129,266	$48,777	$1,035	$330,182

			Leasing and
			Equipment	Inventory
At or for the six months ended June 30, 2010	Consumer	Commercial	Finance	Finance	Total
Balance, beginning of period	$139,300	$106,196	$50,008	$771	$296,275
Additions	114,553	56,821	34,682	3,426	209,482
Charge-offs	(24,961)	(14,196)	(12,273)	(6)	(51,436)
Transfers to other assets	(50,715)	(6,191)	(9,536)	(96)	(66,538)
Return to accrual status	(19,600)	—	(1,826)	(2,278)	(23,704)
Payments received	(4,144)	(12,438)	(12,278)	(823)	(29,683)
Other, net	(3,329)	(926)	—	41	(4,214)
Balance, end of period	$151,104	$129,266	$48,777	$1,035	$330,182

Charge-offs and allowance recorded to date against the non-accrual loan and lease portfolio as a percentage of the remaining contractual loan balance prior to non-accrual status as of June 30, 2010 is summarized in the following table.

		Charge-offs
	Contractual	and Allowance	Net
(Dollars in thousands)	Balance	Recorded	Exposure	Impairment (1)
Consumer	$191,699	$41,733	$149,966	21.8%
Commercial	161,350	43,272	118,078	26.8
Leasing and equipment finance	50,116	16,022	34,094	32.0
Inventory finance	1,035	203	832	19.6
Total at June 30, 2010	$404,200	$101,230	$302,970	25.0

(1) Represents the ratio of charge-offs and allowance recorded to the contractual loan balances prior to non-accrual status.

The changes in the amount of other real estate owned for the three and six months ended June 30, 2010 are summarized in the following table.

At or for the three months ended June 30, 2010	Consumer	Commercial	Total
Balance, beginning of period	$65,301	$36,135	$101,436
Transferred in	34,520	2,849	37,369
Sales	(16,302)	(530)	(16,832)
Writedowns	(2,345)	(829)	(3,174)
Other, net	721	(1,589)	(868)
Balance, end of period	$81,895	$36,036	$117,931

At or for the six months ended June 30, 2010	Consumer	Commercial	Total
Balance, beginning of period	$66,956	$38,812	$105,768
Transferred in	62,252	3,328	65,580
Sales	(39,645)	(2,358)	(42,003)
Writedowns	(6,055)	(1,187)	(7,242)
Other, net	(1,613)	(2,559)	(4,172)
Balance, end of period	$81,895	$36,036	$117,931

The summary of charge-offs and writedowns recorded to date on other real estate owned compared to the contractual balances prior to non-performing status is summarized in the following table.

	Contractual
	Loan Balance	Charge-offs	Other
	Prior to Non-	and Writedowns	Real Estate
(Dollars in thousands)	performing status	Recorded	Owned Balance	Impairment (1)
Consumer	$112,630	$30,735	$81,895	27.3%
Commercial	55,119	19,083	36,036	34.6
Total at June 30, 2010	$167,749	$49,818	$117,931	29.7

(1) Represents the ratio of charge-offs and writedowns recorded to the contractual loan balances prior to non-performing status.

Consumer real estate properties owned increased from December 31, 2009 due to the addition of 447 new properties less sales of 335 properties in the first six months of 2010.  The increase in consumer real estate properties owned is primarily due to increased delinquencies progressing through the foreclosure process, primarily in the Illinois region.  Consumer real estate loans are charged-off to their estimated net realizable values upon entering non-accrual status.  Any necessary additional reserves are established for commercial, leasing and equipment finance and inventory finance loans and leases when reported as non-accrual.  Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property.

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

Repossessed and Returned Equipment

At June 30, 2010 and December 31, 2009, TCF had $12.2 million and $17.2 million, respectively, of repossessed and returned equipment held for sale in its Specialty Finance business.  The overall economic environment influences the level of repossessed and returned equipment, the demand for these types of used equipment in the marketplace and the fair value or ultimate sales prices at disposition.  TCF periodically determines the fair value of this equipment and, if lower than its recorded basis, makes adjustments.

Impaired Loans

Impaired loans include non-accrual commercial real estate and commercial business loans, equipment finance loans, inventory finance loans and any restructured consumer real estate loans.  The non-accrual impaired loans are included in the previous disclosures of non-performing assets.  Impaired loans are summarized in the following table.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2010	2009	Change
Non-accrual loans:
Consumer real estate	$21,570	$15,416	$6,154
Commercial real estate	105,782	71,082	34,700
Commercial business	23,484	28,569	(5,085)
Leasing and equipment finance	15,660	14,204	1,456
Inventory finance	1,035	771	264
Subtotal	167,531	130,042	37,489
Accruing restructured consumer real estate	297,083	252,510	44,573
Total impaired loans	$464,614	$382,552	$82,062

The increase in impaired loans from December 31, 2009 was primarily due to a $44.6 million increase in consumer real estate restructured loans and a small number of commercial real estate loans migrating to non-

accrual status.  There were $289.2 million and $249.6 million of accruing restructured consumer real estate loans less than 90 days past due as of June 30, 2010 and December 31, 2009, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Consumer Loan Modifications” for additional information on accruing restructured loans.  The allowance for loan and lease losses for impaired loans was $49.4 million at June 30, 2010, compared with $40.6 million at December 31, 2009.  The average balance of total impaired loans during the three months ended June 30, 2010 was $446.7 million, compared with $342 million during the three months ended December 31, 2009.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases.  Delinquent balances are determined based on the contractual terms of the loan or lease.

	At June 30, 2010		At December 31, 2009
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases
Excluding acquired portfolios (1)(2):
60-89 days	$55,470.40%		$50,567.36%
90 days or more	65,261.47		44,700.33
Total	$120,731.87		$95,267.69
Including acquired portfolios (1):
60-89 days	$58,559.41%		$54,073.38%
90 days or more	70,250.49		52,056.36
Total	$128,809.90		$106,129.74

(1) Excludes non-accrual loans and leases.

(2) Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios is not expected to result in losses exceeding the credit reserves netted against the loan balances.

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type, excluding non-accrual loans and leases.

	At June 30, 2010		At December 31, 2009
	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balances	of Portfolio	Balances	of Portfolio
Consumer real estate
First mortgage lien	$85,581	1.78%	$65,074	1.34%
Junior lien	21,152.93		17,942.78
Total consumer real estate	106,733	1.51	83,016	1.16
Consumer other	131.27		215.42
Total consumer	106,864	1.50	83,231	1.16
Commercial real estate	7,819.24		22	—
Commercial business	53.02		46.01
Total commercial	7,872.22		68	—
Leasing and equipment finance	5,817.23		11,263.44
Inventory finance	178.03		705.19
Subtotal (1)	120,731.87		95,267.69
Delinquencies in acquired portfolios (2)	8,078	1.92	10,862	1.93
Total	$128,809.90		$106,129.74

(1) Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios is not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2) At June 30, 2010, TCF had $421 million of acquired loans and leases.

The increase in delinquencies from December 31, 2009 was primarily due to increased consumer real estate delinquencies, as there continues to be financial stress on consumers with high levels of under- and un-employment in our banking footprint, depressed housing values and prolonged weakness in the overall economy.

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

	At	At
	June 30,	December 31,	Change
(Dollars in thousands)	2010	2009	$	%
Restructured consumer real estate loans
Accruing	$297,083	$252,510	$44,573	17.7%
Non-accrual	21,570	15,416	6,154	39.9
Total	$318,653	$267,926	$50,727	18.9

During the second quarter of 2010, TCF completed a total of $26.5 million of loan modifications of consumer real estate loans as compared to a total of $42.9 million during the first quarter of 2010.  These customers have demonstrated their willingness and ability to make the modified loan payment.  Modified consumer real estate loans that were 60 days or more past due and accruing at June 30, 2010 totaled $12.8 million, or 4.30% of accruing modified loans, compared with $6.3 million, or 2.48% of accruing modified loans at December 31, 2009.

All loans considered to be restructured loans are impaired and an appropriate allowance for losses has been provided.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Impaired Loans” for additional information.

Due to the current economic environment, including high unemployment and underemployment, TCF expects restructured loans to continue to increase throughout 2010.  The overall success of the program will ultimately be based on the percentage of customers who are able to successfully revert back to original or increased payments after the modification period.

Classified Commercial Loans and Leases

In addition to non-performing assets, there were $439.3 million of commercial loans and leases at June 30, 2010, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, an increase of $69 million from December 31, 2009.  The increase in classified commercial loans and leases was primarily due to a 19.1% increase in classified commercial real estate loans from December 31, 2009.  Classified commercial loans and leases exclude non-accrual loans and leases, over 90-day delinquent loans and leases, real estate owned and repossessed assets and include commercial loans and leases primarily classified for regulatory purposes as substandard or doubtful and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as classified commercial loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing.  The current level of security is subject to TCF’s lien position, current collateral values and property on equipment absorption rates.  Classified commercial loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Classified commercial loans and leases are summarized as follows.

	At		At
	June 30,		December 31,
	2010		2009
	Principal	Percentage	Principal	Percentage
(In thousands)	Balances	of Portfolio	Balances	of Portfolio
Commercial real estate	$343,930	10.3%	$288,848	8.8%
Commercial business	52,058	14.3	42,464	9.5
Leasing and equipment finance	38,118	1.3	38,998	1.3
Inventory finance	5,217.8		—	—
Total	$439,323	6.0	$370,310	5.1

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.  Deposits totaled $11.5 billion at June 30, 2010, a decrease of $45.3 million, or .4%, from December 31, 2009.  The decrease was primarily due to declines in certificates of deposits resulting from reduced interest rates, partially offset by strong growth in savings due to several initiatives involving products, pricing and marketing efforts.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was .55% at June 30, 2010, compared with .65% at December 31, 2009. The decrease in the weighted-average rate for deposits was due to pricing decisions made by management to reduce higher cost funds.

Borrowings and Liquidity

Borrowings totaled $4.6 billion at June 30, 2010, down $139.9 million from December 31, 2009.  The weighted-average rate on borrowings was 4.58% at June 30, 2010, compared with 4.42% at December 31, 2009.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources.  At June 30, 2010, TCF had $2.2 billion in unused, secured borrowing capacity at the FHLB of Des Moines and $591 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

See Note 5 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At June 30, 2010, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

	Payments Due by Period
(In thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Total borrowings (1)	$4,615,625	$514,114	$206,451	$152,537	$3,742,523
Annual rental commitments under non-cancelable operating leases	224,505	26,994	46,613	40,681	110,217
Campus marketing agreements	44,201	3,835	5,971	5,351	29,044
Visa indemnification (2)	2,424	2,424	—	—	—
	$4,886,755	$547,367	$259,035	$198,569	$3,881,784

	Amount of Commitment - Expiration by Period
(In thousands)		Less than	1-3	3-5	More than
Commitments	Total	1 year	years	years	5 years
Commitments to lend:
Consumer home equity and other	$1,552,865	$14,609	$167,446	$114,912	$1,255,898
Commercial	334,951	159,740	61,886	91,302	22,023
Leasing and equipment finance	125,238	125,238	—	—	—
Total commitments to lend	2,013,054	299,587	229,332	206,214	1,277,921
Standby letters of credit and guarantees on industrial revenue bonds	38,218	32,160	630	5,428	—
	$2,051,272	$331,747	$229,962	$211,642	$1,277,921

(1)	Total borrowings excludes interest.
(2)	The payment time is estimated to be less than one year; however, the exact date of the payment cannot be determined.

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

Equity

Equity at June 30, 2010 was $1.5 billion, or 8.18% of total assets, compared with $1.2 billion, or 6.60% of total assets, at December 31, 2009.  Increases in tier 1 and total risk-based capital are primarily the result of TCF’s public offering of common stock in February of 2010, which raised net proceeds of $164.6 million as well as an increase in retained earnings.  Tangible realized common equity at June 30, 2010 was $1.3 billion, or 7.18% of total tangible assets, compared with $1 billion, or 5.86%, at December 31, 2009.  Tangible realized common equity represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries.  Tangible assets represent total assets less goodwill and other intangible assets.

On July 19, 2010, TCF declared a regular quarterly dividend of five cents per common share, payable on August 31, 2010 to stockholders of record at the close of business on July 30, 2010.

Management is currently evaluating the impact of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other things, disallows trust preferred securities from being included in a bank’s Tier 1 capital determination following a phase out period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Recent Legislative Developments” for more information.

Recent Accounting Developments

In April 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under this ASU, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance.  A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the ASU. This ASU is effective for the third quarter Form 10-Q.  Adoption of this ASU is not expected to significantly impact TCF’s consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010.  TCF will include these disclosures in the notes to the financial statements beginning in the fourth quarter of 2010.

Recent Legislative Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on TCF’s business, results of operations and financial condition.  The Act, among other things:

•                  Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

•                  After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital;

•                  Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;

•                  Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•                  Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•                  Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•                  Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•                  Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•                  Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts; and

•                  Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices.

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

Earnings/Capital Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”), special assessments or other costs related to deteriorating conditions in the banking industry, the economic impact on banks of the Act, including phase out of trust preferred securities in Tier 1 capital, or additional capital, leverage, liquidity and risk management requirements; other regulatory reform legislation; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity.

Legislative and Regulatory Requirements.  The creation of a new consumer protection bureau and limits on Federal preemption of state laws for national banks set forth in the Act; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the Act, including the imposition of underwriting or other limitations that impact the ability to use certain variable-rate products, and the reduction of interchange revenue from debit card transactions; other legislative or regulatory developments such as mortgage foreclosure moratorium laws; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions); increased health care costs resulting from recently enacted Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions, including those provided for under the Bank Secrecy Act; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Risks Relating to New Product Introduction.  TCF has introduced a new anchor retail deposit account product that replaces TCF Totally Free Checking, and that calls for a monthly maintenance fee on accounts not meeting certain specific requirements.  TCF is also in the process of implementing new regulatory requirements that prohibit financial institutions from charging NSF fees on point-of-sale and ATM transactions unless customers opt-in.  Customer acceptance of the new product changes and regulatory requirements cannot be predicted with certainty, and these changes may have an adverse impact on TCF’s ability to generate and retain accounts and on its fee revenue.

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

Technological and Operational Matters.  Technological, computer-related or operational difficulties or loss or theft of information and the possibility that deposit account losses (fraudulent checks, etc.) may increase.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At June 30, 2010, net interest income is estimated to increase slightly by .3% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a positive $114.3 million, or .6% of total assets, at June 30, 2010, compared with a negative $1.2 billion, or 6.6% of total assets, at December 31, 2009. The change in the gap from year-end is primarily due to decreased fixed-rate loans, an increase in non-contractual deposits and an increase in equity.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 25 basis point decrease in current mortgage loan interest rates would increase prepayments on the $7 billion of fixed-rate mortgage-backed securities and consumer real estate loans at June 30, 2010, by approximately $69 million, or 8.8%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future if replacement assets are not purchased. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities and consumer real estate loans at June 30, 2010, by approximately $189 million, or 24.2%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may also limit growth in net interest income or reduce net interest margin in the future.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2010.

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

Changes in Internal Controls

As part of the Company’s reorganization of its management structure in late 2009, decisions were made to reorganize and centralize the decentralized finance and accounting operation related to its previous banking segments and certain corporate support areas.  This reorganization and centralization will be completed in 2010 and in some circumstances has changed the internal control structure.  Management has a process in place to monitor the transition activities, including periodic reporting to the Audit Committee.  All transition activities are on schedule and no significant internal control issues have been encountered.  There were no other significant changes to the Company’s disclosure controls or internal controls over financial reporting during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At	At	At	At	At
(Dollars in thousands,	June 30,	March 31,	December 31,	September 30,	June 30,
except per-share data)	2010	2010	2009	2009	2009
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$14,639,893	$14,706,423	$14,590,744	$14,329,264	$13,962,656

Securities available for sale	1,940,331	1,899,825	1,910,476	2,060,227	2,087,406
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	18,030,045	18,187,314	17,885,175	17,743,009	17,475,721

Deposits	11,523,043	11,882,373	11,568,319	11,626,011	11,619,053
Short-term borrowings	14,805	17,590	244,604	21,397	25,829
Long-term borrowings	4,600,820	4,496,574	4,510,895	4,524,955	4,307,098
Total equity	1,474,536	1,393,617	1,179,755	1,179,839	1,142,535

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
SELECTED OPERATIONS DATA:
Net interest income	$176,499	$174,662	$169,641	$161,489	$156,463
Provision for credit losses	49,013	50,491	77,389	75,544	61,891
Net interest income after provision for credit losses	127,486	124,171	92,252	85,945	94,572
Non-interest income:
Fees and other revenue	136,043	123,073	135,866	128,057	129,814
Gains (losses) on securities, net	(137)	(430)	7,283	—	10,556
Total non-interest income	135,906	122,643	143,149	128,057	140,370
Non-interest expense	189,069	191,802	206,763	190,267	196,546
Income before income tax expense	74,323	55,012	28,638	23,735	38,396
Income tax expense	28,112	20,790	9,385	6,491	14,853
Income after income tax expense	46,211	34,222	19,253	17,244	23,543
Income (loss) attributable to non-controlling interest	1,186	301	(203)	(207)	—
Net income	45,025	33,921	19,456	17,451	23,543
Preferred stock dividends	—	—	—	—	1,193
Non-cash deemed preferred stock dividend	—	—	—	—	12,025
Net income available to common stockholders	$45,025	$33,921	$19,456	$17,451	$10,325
Per common share:
Basic earnings	$.32	$.26	$.15	$.14	$.08
Diluted earnings	$.32	$.26	$.15	$.14	$.08
Dividends declared	$.05	$.05	$.05	$.05	$.05

FINANCIAL RATIOS:
Return on average assets (1)	1.02%	.76%	.43%	.39%	.53%
Return on average common equity (1)	12.71	10.68	6.57	6.03	3.61
Net interest margin (1)	4.18	4.20	4.07	3.92	3.80
Net charge-offs as a percentage of average loans and leases (1)	1.30	1.22	1.35	1.52	1.43
Average total equity to average assets	7.88	7.10	6.69	6.61	6.94

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
April 1 to April 30, 2010
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	6,117	$16.10	N.A.	N.A.

May 1 to May 31, 2010
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.

June 1 to June 30, 2010
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.
Total
Share repurchase program (1)	—	$—	—
Employee transactions (2)	6,117	$16.10	N.A.

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

Item 5. Other Information

Bank Secrecy Act Consent Order

On July 20, 2010, TCF National Bank (the “Bank”) consented and agreed to the issuance of a Consent Order (the “Order”) by the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary banking regulator, addressing certain matters related to the Bank Secrecy Act, as amended (“BSA”).

This Order requires the Bank to address deficiencies in the Bank’s BSA program identified by the OCC, including review and revision of the Bank’s BSA risk assessment, BSA Compliance Program, and Suspicious Activity Report filing procedures and processes.  The OCC did not identify any systemic undetected criminal activity or money laundering.  The Bank is also required to address performing appropriate due diligence when an account is opened, and to review transactions since November 2008 for compliance.  The Bank is implementing or has implemented corrective action for each deficiency and expects to satisfy all of the requirements of the Order in a timely fashion.  The Order does not call for the payment of a civil money penalty.  Material failure to comply with the Order could result in enforcement actions by the OCC.

The foregoing description of the Order is qualified in its entirety by reference to the Order, a copy of which is attached to this Report on Form 10-Q as Exhibit 99.1 and is incorporated herein by reference.  The Stipulation and Consent to the Issuance of a Consent Order is also attached to this Report on Form 10-Q as Exhibit 99.2 and is incorporated herein by reference.

Item 6. Exhibits

See Index to Exhibits on page 52 of this report.

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
(Principal Executive Officer)

/s/ Thomas F. Jasper
Thomas F. Jasper, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)

Dated: July 23, 2010

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(n)#	Directors Stock Grant Program

12(a)#	Computation of Ratios of Earnings to Fixed Charges for periods ended June 30, 2010, December 31, 2009, 2008, 2007 and 2006.

12(b)#	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for periods ended June 30, 2010, December 31, 2009, 2008, 2007 and 2006.

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

99.1#	Form of Consent Order, dated July 20, 2010, issued by the Comptroller of the Currency in the matter of TCF National Bank.

99.2#	Form of Stipulation and Consent to the Issuance of a Consent Order dated July 20, 2010, issued by the Comptroller of the Currency in the matter of TCF National Bank.

101#

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

# Filed herein