Form 10-Q
period 2010-09-30
TCF FINANCIAL CORP
filed 2010-10-28
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2010

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

Yes ☐                                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 21, 2010
Common Stock, $.01 par value	142,644,421 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	September 30,	December 31,
(Dollars in thousands, except per-share data)	2010	2009
	(Unaudited)
Assets

Cash and due from banks	$386,671	$299,127
Investments	169,877	163,692
Securities available for sale	1,947,462	1,910,476
Loans and leases:
Consumer real estate and other	7,280,454	7,331,991
Commercial real estate	3,323,018	3,269,003
Commercial business	340,035	449,516
Leasing and equipment finance	3,157,472	3,071,429
Inventory finance	795,622	468,805
Total loans and leases	14,896,601	14,590,744
Allowance for loan and lease losses	(253,120)	(244,471)
Net loans and leases	14,643,481	14,346,273
Premises and equipment, net	446,398	447,930
Goodwill	152,599	152,599
Other assets	567,120	565,078
Total assets	$18,313,608	$17,885,175

Liabilities and Equity

Deposits:
Checking	$4,352,506	$4,400,290
Savings	5,424,679	5,339,955
Money market	639,007	640,569
Certificates of deposit	1,045,327	1,187,505
Total deposits	11,461,519	11,568,319
Short-term borrowings	344,681	244,604
Long-term borrowings	4,581,511	4,510,895
Total borrowings	4,926,192	4,755,499
Accrued expenses and other liabilities	419,935	381,602
Total liabilities	16,807,646	16,705,420
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 142,685,276 and 130,339,500 shares issued	1,427	1,303
Additional paid-in capital	454,139	297,429
Retained earnings, subject to certain restrictions	1,041,331	946,002
Accumulated other comprehensive income (loss)	22,458	(18,545)
Treasury stock at cost, 54,413 and 1,136,688 shares, and other	(23,400)	(50,827)
Total TCF Financial Corporation stockholders’ equity	1,495,955	1,175,362
Non-controlling interest in subsidiaries	10,007	4,393
Total equity	1,505,962	1,179,755
Total liabilities and equity	$18,313,608	$17,885,175

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per-share data)	2010	2009	2010	2009

Interest income:
Loans and leases	$219,974	$217,307	$663,151	$642,084
Securities available for sale	19,901	20,474	62,373	69,392
Investments and other	1,232	1,217	3,609	3,210
Total interest income	241,107	238,998	729,133	714,686
Interest expense:
Deposits	13,974	27,512	47,859	100,941
Borrowings	53,378	49,997	156,358	150,380
Total interest expense	67,352	77,509	204,217	251,321
Net interest income	173,755	161,489	524,916	463,365
Provision for credit losses	59,287	75,544	158,791	181,147
Net interest income after provision for credit losses	114,468	85,945	366,125	282,218
Non-interest income:
Fees and service charges	67,684	77,433	211,701	212,033
Card revenue	27,779	26,393	83,442	77,957
ATM revenue	7,985	7,861	22,851	23,432
Subtotal	103,448	111,687	317,994	313,422
Leasing and equipment finance	24,912	15,173	65,792	44,705
Other	1,077	1,197	4,767	2,475
Fees and other revenue	129,437	128,057	388,553	360,602
Gains on securities, net	8,505	—	7,938	22,104
Total non-interest income	137,942	128,057	396,491	382,706
Non-interest expense:
Compensation and employee benefits	90,282	90,680	265,490	267,622
Occupancy and equipment	32,091	31,619	95,583	95,193
FDIC premiums	5,486	5,085	16,186	13,821
Advertising and marketing	3,354	4,766	9,908	13,345
Deposit account premiums	3,340	7,472	15,616	21,335
Other	39,481	34,736	108,944	102,625
Subtotal	174,034	174,358	511,727	513,941
Foreclosed real estate and repossessed assets, net	9,588	8,461	27,604	19,349
Operating lease depreciation	8,965	3,734	28,817	11,618
Other credit costs, net	(834)	3,714	4,476	7,751
FDIC special assessment	—	—	—	8,362
Total non-interest expense	191,753	190,267	572,624	561,021
Income before income tax expense	60,657	23,735	189,992	103,903
Income tax expense	22,852	6,491	71,754	36,469
Income after income tax expense	37,805	17,244	118,238	67,434
Income (loss) attributable to non-controlling interest	912	(207)	2,399	(207)
Net income	36,893	17,451	115,839	67,641
Preferred stock dividends	—	—	—	6,378
Non-cash deemed preferred stock dividend	—	—	—	12,025
Net income available to common stockholders	$36,893	$17,451	$115,839	$49,238

Net income per common share:
Basic	$.26	$.14	$.84	$.39
Diluted	$.26	$.14	$.84	$.39

Dividends declared per common share	$.05	$.05	$.15	$.35

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
(Dollars in thousands)	Number of Common Shares Issued	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non-controlling Interests	Total Equity
Balance, December 31, 2008	130,839,378	$348,437	$1,308	$330,474	$927,893	$(3,692)	$(110,644)	$1,493,776	$—	$1,493,776
Comprehensive income:
Income (loss) after income tax expense	—	—	—	—	67,641	—	—	67,641	(207)	67,434
Other comprehensive income	—	—	—	—	—	4,497	—	4,497	—	4,497
Comprehensive income (loss)	—	—	—	—	67,641	4,497	—	72,138	(207)	71,931
Investment by non-controlling interest	—	—	—	—	—	—	—	—	3,811	3,811
Dividends on preferred stock	—	710	—	—	(6,378)	—	—	(5,668)	—	(5,668)
Dividends on common stock	—	—	—	—	(44,440)	—	—	(44,440)	—	(44,440)
Non-cash deemed preferred stock dividend	—	12,025	—	—	(12,025)	—	—	—	—	—
Redemption of preferred stock	—	(361,172)	—	—	—	—	—	(361,172)	—	(361,172)
Grants of restricted stock, 549,920 shares	—	—	—	(14,241)	—	—	14,241	—	—	—
Treasury shares sold to TCF employee benefit plans, 1,131,430 shares	—	—	—	(14,150)	—	—	29,299	15,149	—	15,149
Exercise of stock options, 108,800 shares	—	—	—	(1,279)	—	—	2,817	1,538	—	1,538
Cancellation of shares of restricted stock	(448,500)	—	(4)	(481)	191	—	—	(294)	—	(294)
Cancellation of common shares for tax withholding	(17,670)	—	—	(235)	—	—	—	(235)	—	(235)
Amortization of stock compensation	—	—	—	6,515	—	—	—	6,515	—	6,515
Stock compensation tax expense	—	—	—	(1,072)	—	—	—	(1,072)	—	(1,072)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	(1,341)	—	—	1,341	—	—	—
Balance, September 30, 2009	130,373,208	$—	$1,304	$304,190	$932,882	$805	$(62,946)	$1,176,235	$3,604	$1,179,839

Balance, December 31, 2009	130,339,500	$—	$1,303	$297,429	$946,002	$(18,545)	$(50,827)	$1,175,362	$4,393	$1,179,755
Comprehensive income:
Income after income tax expense	—	—	—	—	115,839	—	—	115,839	2,399	118,238
Other comprehensive income	—	—	—	—	—	41,003	—	41,003	—	41,003
Comprehensive income	—	—	—	—	115,839	41,003	—	156,842	2,399	159,241
Public offering of common stock	12,322,250	—	124	164,443	—	—	—	164,567	—	164,567
Investment by non-controlling interest	—	—	—	—	—	—	—	—	3,215	3,215
Dividends on common stock	—	—	—	—	(20,538)	—	—	(20,538)	—	(20,538)
Grants of restricted stock, 324,663 shares	—	—	—	(8,407)	—	—	8,407	—	—	—
Common shares purchased by TCF employee benefit plans	177,011	—	2	2,623	—	—	—	2,625	—	2,625
Treasury shares sold to TCF employee benefit plans, 757,612 shares	—	—	—	(7,893)	—	—	19,619	11,726	—	11,726
Cancellation of shares of restricted stock	(21,223)	—	—	(221)	28	—	—	(193)	—	(193)
Cancellation of common shares for tax withholding	(132,262)	—	(2)	(1,891)	—	—	—	(1,893)	—	(1,893)
Amortization of stock compensation	—	—	—	7,168	—	—	—	7,168	—	7,168
Stock compensation tax benefits	—	—	—	289	—	—	—	289	—	289
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	599	—	—	(599)	—	—	—
Balance, September 30, 2010	142,685,276	$—	$1,427	$454,139	$1,041,331	$22,458	$(23,400)	$1,495,955	$10,007	$1,505,962

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$115,839	$67,641
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	158,791	181,147
Depreciation and amortization	65,686	46,959
Net increase in other assets and accrued expenses and other liabilities	26,574	19,656
Gains on sales of assets, net	(9,553)	(22,305)
Other, net	11,620	9,908
Total adjustments	253,118	235,365
Net cash provided by operating activities	368,957	303,006

Cash flows from investing activities:
Principal collected on loans and leases	3,673,922	2,369,555
Originations and purchases of loans	(3,417,903)	(2,451,930)
Purchases of equipment for lease financing	(570,420)	(562,834)
Purchase of leasing and equipment finance portfolios	(186,779)	(329,432)
Purchase of inventory finance portfolios	(168,612)	(42,871)
Proceeds from sales of securities available for sale	284,681	1,097,711
Purchases of securities available for sale	(498,822)	(1,312,101)
Proceeds from maturities of and principal collected on securities available for sale	245,635	274,455
Purchases of Federal Home Loan Bank stock	(10,008)	—
Redemption of Federal Home Loan Bank stock	11,135	—
Proceeds from sales of real estate owned	64,924	34,532
Purchases of premises and equipment	(28,491)	(31,510)
Acquisition of Fidelity National Capital, Inc.	—	(57,728)
Other, net	25,186	21,686
Net cash used by investing activities	(575,552)	(990,467)

Cash flows from financing activities:
Net (decrease) increase in deposits	(106,800)	1,382,659
Net increase (decrease) in short-term borrowings	100,077	(205,464)
Proceeds from long-term borrowings	166,785	18,202
Payments on long-term borrowings	(31,733)	(132,584)
Net proceeds from public offering of common stock	164,567	—
Redemption of preferred stock	—	(361,172)
Net investment by non-controlling interest	3,215	3,811
Dividends paid on common stock	(20,538)	(44,440)
Dividends paid on preferred stock	—	(7,925)
Common shares sold to TCF employee benefit plans	11,726	15,149
Other, net	6,840	6,508
Net cash provided by financing activities	294,139	674,744
Net increase (decrease) in cash and due from banks	87,544	(12,717)
Cash and due from banks at beginning of period	299,127	342,380
Cash and due from banks at end of period	$386,671	$329,663

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$195,605	$255,513
Income taxes	$70,636	$9,536
Transfer of loans and leases to other assets	$151,995	$113,957

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

(2)                     Investments

The carrying values of investments consist of the following.

(In thousands)	At September 30, 2010	At December 31, 2009
Federal Home Loan Bank stock, at cost:
Des Moines	$126,889	$128,016
Chicago	4,617	4,617
Subtotal	131,506	132,633
Federal Reserve Bank stock, at cost	30,692	22,972
Other	7,679	8,087
Total investments	$169,877	$163,692

The investments in Federal Home Loan Bank (“FHLB”) stock are required investments related to TCF’s current and previous borrowings from these banks. FHLBs obtain their funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt. Therefore, TCF’s investments in these banks could be adversely impacted by the financial operations of the FHLBs and actions of their regulator, the Federal Housing Finance Agency. Other investments primarily consist of non-traded mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act.

During the first nine months of 2010, TCF recorded an impairment charge of $241 thousand on other investments, which had a carrying value of $7.7 million at September 30, 2010, as full recovery is not expected.

(3)                     Securities Available for Sale

Securities available for sale consist of the following.

	At September 30, 2010				At December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,699,305	$63,983	$—	$1,763,288	$1,903,201	$21,138	$19,130	$1,905,209
Other	228	—	—	228	263	—	—	263
U.S. Treasury Bills	180,974	—	3	180,971	—	—	—	—
Other securities	3,408	—	433	2,975	4,783	221	—	5,004
Total	$1,883,915	$63,983	$436	$1,947,462	$1,908,247	$21,359	$19,130	$1,910,476
Weighted-average yield	3.98%				4.54%

At both September 30, 2010 and December 31, 2009, TCF had $1.8 billion of securities available for sale pledged as collateral to secure certain borrowings and deposits.

During the first nine months of 2010, TCF recorded an impairment charge of $1.4 million on other securities as full recovery is not expected. The other securities had a fair value of $3 million at September 30, 2010.

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position. Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates and not due to credit quality issues. TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2010
U.S. Treasury Bills	$180,971	$3	$—	$—	$180,971	$3
Other securities	2,975	433	—	—	2,975	433
Total	$183,946	$436	$—	$—	$183,946	$436

At December 31, 2009
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agancies	$1,082,197	$19,130	$—	$—	$1,082,197	$19,130

The amortized cost and fair value of securities available for sale at September 30, 2010, by contractual maturity, are shown below.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$181,024	$181,021
Due in 1-5 years	234	235
Due in 5-10 years	362	376
Due after 10 years	1,699,137	1,763,106
No stated maturity	3,158	2,724
Total	$1,883,915	$1,947,462

(4)                     Loans and Leases

The following table sets forth information about loans and leases.

(Dollars in thousands)	At September 30, 2010	At December 31, 2009	Percentage Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,951,772	$4,961,347	(.2)%
Junior lien	2,285,066	2,319,222	(1.5)
Total consumer real estate	7,236,838	7,280,569	(.6)
Other	43,616	51,422	(15.2)
Total consumer real estate and other	7,280,454	7,331,991	(.7)
Commercial:
Commercial real estate:
Permanent	3,137,025	3,016,518	4.0
Construction and development	185,993	252,485	(26.3)
Total commercial real estate	3,323,018	3,269,003	1.7
Commercial business	340,035	449,516	(24.4)
Total commercial	3,663,053	3,718,519	(1.5)
Leasing and equipment finance (1):
Equipment finance loans	904,607	868,830	4.1
Lease financings:
Direct financing leases	2,330,187	2,305,945	1.1
Sales-type leases	27,014	24,714	9.3
Lease residuals	109,448	106,391	2.9
Unearned income and deferred lease costs	(213,784)	(234,451)	8.8
Total lease financings	2,252,865	2,202,599	2.3
Total leasing and equipment finance	3,157,472	3,071,429	2.8
Inventory finance	795,622	468,805	69.7
Total loans and leases	$14,896,601	$14,590,744	2.1

(1)          Operating leases of $82.2 million at September 30, 2010 and $105.9 million at December 31, 2009 are included in other assets in the Consolidated Statements of Financial Condition.

Included within the loans and leases above are certain loans that have been modified in order to retain customers or maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession that it would not have otherwise considered, the modified loan is classified as a restructured loan. All restructured loans are considered to be impaired. TCF held restructured consumer loans of $341.1 million and $267.9 million at September 30, 2010 and December 31, 2009, respectively. Of these loans, $315.6 million and $252.5 million were accruing at September 30, 2010 and December 31, 2009, respectively. TCF also held $14.8 million and $9.6 million of restructured commercial loans at September 30, 2010 and December 31, 2009, respectively. Of these loans, $5.5 million were accruing at September 30, 2010. There were no accruing restructured commercial loans at December 31, 2009. The amount of additional funds committed to borrowers who have restructured loans was $40 thousand at September 30, 2010 and $3 million at December 31, 2009.

(5)                     Acquired Loans and Leases

During the first nine months of 2010, TCF paid $355.4 million to acquire loans and leases having contractual remaining cash flows of $367 million. At the time of acquisition, the expected principal cash flows to be collected over the life of the contracts and minimum lease payments was $355.2 million. However, for these loans and leases, it was probable that TCF would collect all contractual remaining cash flows of $367 million based on customer payments or indemnifications from the sellers or, in the case of inventory finance receivables, from program manufacturers.

During the first nine months of 2009, TCF paid $372.3 million to acquire loans and leases having contractual remaining cash flows of $427.7 million. At the time of acquisition, the expected principal, minimum lease payment and residual cash flows to be collected over the life of the contracts was $371.4 million. For these loans and leases, it was probable that TCF would not collect all of the contractual amounts due but was probable that TCF would collect the expected cash flows. These loans and leases were initially recorded at fair value and a non-accretable discount was established for the difference between the contractual cash flows and the expected cash flows determined at the time of acquisition. Non-accretable discounts of $5.4 million and $10.2 million remained on these portfolios at September 30, 2010 and December 31, 2009, respectively. In the future, if TCF is unable to collect the expected cash flows or revises its expectations below the current level, an allowance for credit losses will be established on these acquired portfolios.

The excess of expected principal cash flows to be collected over the initial fair value of the acquired portfolios is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired portfolios using the effective yield method. The accretable yield is affected by changes in interest rate indices for variable rate acquired portfolios, changes in prepayment assumptions and changes in the expected principal and interest payments over the estimated life of the loan. These loans and leases are classified as accruing and interest income continues to be recognized unless expected losses exceed the non-accretable discount.

The following table provides a summary of accretable yield activity for all acquired loan and lease portfolios during the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$1,405	$1,023	$1,903	$—
Portfolio acquisitions	214	862	214	2,070
Accretion	(316)	(133)	(814)	(318)
Balance at end of period	$1,303	$1,752	$1,303	$1,752

Within the loan and lease portfolios acquired in 2009, there were certain loans which had experienced deterioration in credit quality at the time of acquisition. These loans had outstanding principal balances of $15.8 million and $21.6 million at September 30, 2010 and December 31, 2009, respectively. The non-accretable discount on loans acquired with deteriorated credit quality was $834 thousand and $1 million at September 30, 2010 and December 31, 2009, respectively. The remaining accretion for these loans was $251 thousand at September 30, 2010 and $376 thousand at December 31, 2009. Accretion of $125 thousand and $108 thousand was recorded to income during the nine months ended September 30, 2010 and 2009, respectively.

(6)                     Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At September 30, 2010		At December 31, 2009
(Dollars in thousands)	Stated Maturity	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
FHLB advances and securities sold under repurchase agreements	2010	$100,000	6.02%	$100,000	6.02%
	2011	300,000	4.64	300,000	4.64
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Sub-total		3,950,000	4.43	3,950,000	4.43
Subordinated bank notes	2014	71,020	1.95	71,020	1.91
	2015	50,000	1.88	49,969	5.37
	2016	74,572	5.63	74,522	5.63
Sub-total		195,592	3.33	195,511	4.21
Junior subordinated notes (trust preferred)	2068	110,746	12.82	110,441	11.20
Senior unsecured term note	2012	89,683	4.08	—	—
Discounted lease rentals	2010	27,282	5.33	108,795	5.42
	2011	84,403	5.35	69,420	5.55
	2012	61,024	5.36	43,968	5.62
	2013	37,199	5.32	25,657	5.72
	2014	15,385	5.12	6,500	5.84
	2015	4,605	5.01	402	5.89
	2016	3,805	4.98	201	5.91
	2017	1,787	4.98	—	—
Sub-total		235,490	5.32	254,943	5.53
Total long-term borrowings		$4,581,511	4.61	$4,510,895	4.65

Included in FHLB advances and repurchase agreements at September 30, 2010 are $500 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity. In addition, TCF has $350 million of FHLB advances and $400 million of repurchase agreements which contain one-time call provisions in either 2010 or 2011.

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

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at September 30, 2010 were as follows.

(Dollars in thousands)
Year	Next Call	Weighted- Average Rate	Stated Maturity	Weighted- Average Rate

2010	$850,000	4.32%	$—	—%
2011	400,000	3.84	200,000	4.85
2015	—	—	400,000	4.17
2016	—	—	100,000	4.82
2017	—	—	250,000	4.13
2018	—	—	300,000	3.51
Total	$1,250,000	4.16	$1,250,000	4.16

During the second quarter of 2010, TCF entered into a $90 million senior unsecured variable-rate term note maturing in July 2012. The loan is prepayable and contains certain covenants common to such agreements. TCF was not in default with respect to any covenants under the credit agreement at September 30, 2010.

(7)                     Equity

Treasury stock and other consists of the following.

(In thousands)	At September 30, 2010	At December 31, 2009
Treasury stock, at cost	$(1,409)	$(29,435)
Shares held in trust for deferred compensation plans, at cost	(21,991)	(21,392)
Total	$(23,400)	$(50,827)

In February of 2010, TCF completed a public offering of common stock which raised net proceeds of $164.6 million through the issuance of 12,322,250 common shares. At September 30, 2010, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors.

At September 30, 2010, TCF had outstanding 3,199,998 warrants to purchase common stock with a strike price of $16.93 per share. Upon completion of the U.S. Treasury’s secondary public offering of the warrants issued under the Capital Purchase Program (“CPP”) in December of 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol “TCB WS”. As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

TCF has a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides financing for U.S. distributors and dealers and select Canadian distributors of the Toro and Exmark brands. TCF and Toro maintain a 55 percent and 45 percent ownership interest, respectively, in Red Iron. As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements. Toro’s interest is reported as a non-controlling interest within equity and qualifies as tier 1 regulatory capital.

TCF continues to be well-capitalized based on the capital requirements determined by the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”). The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements. Increases since December 31, 2009 in TCF’s tier 1 and total risk-based capital are primarily the result of the public offering of common stock in February of 2010, which raised net proceeds of $164.6 million, as well as an increase in retained earnings. Increases since December 31, 2009 in TCF National Bank’s tier 1 leverage, tier 1 risk-based and total risk-based capital levels are primarily due to infusions of capital from TCF as well as increased retained earnings.

	Actual		Minimum Capital Requirement (1)		Well-Capitalized Capital Requirement (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Tier 1 leverage capital
TCF	$1,447,070	8.11%	$535,039	3.00%	N.A.	N.A.
TCF National Bank	1,490,689	8.36	534,736	3.00	$891,227	5.00%

Tier 1 risk-based capital
TCF	1,447,070	10.35	559,367	4.00	839,051	6.00
TCF National Bank	1,490,689	10.67	558,959	4.00	838,438	6.00

Total risk-based capital
TCF	1,780,484	12.73	1,118,734	8.00	1,398,418	10.00
TCF National Bank	1,823,977	13.05	1,117,918	8.00	1,397,397	10.00
As of December 31, 2009:
Tier 1 leverage capital
TCF	$1,161,750	6.59%	$528,681	3.00%	N.A.	N.A.
TCF National Bank	1,103,875	6.27	527,836	3.00	$879,727	5.00%

Tier 1 risk-based capital
TCF	1,161,750	8.52	545,115	4.00	817,672	6.00
TCF National Bank	1,103,875	8.11	544,648	4.00	816,972	6.00

Total risk-based capital
TCF	1,514,940	11.12	1,090,230	8.00	1,362,787	10.00
TCF National Bank	1,456,858	10.70	1,089,297	8.00	1,361,621	10.00

(1)          The minimum and well capitalized capital requirements are determined by the Federal Reserve Board for TCF and by the OCC for TCF National Bank.

N.A. Not Applicable.

(8)                     Foreign Exchange Contracts

Forward foreign exchange contracts to sell Canadian dollars are used to manage the foreign exchange risk associated with certain assets and liabilities of TCF’s wholly-owned Canadian subsidiary, TCF Commercial Finance Canada, Inc. Forward foreign exchange contracts represent agreements to exchange Canadian dollars for U.S. dollars at an agreed-upon price on an agreed-upon settlement date. All forward foreign exchange contracts are recognized within other assets or other liabilities at fair value, with changes reflected in earnings, and typically settle within 30 days. At September 30, 2010, TCF had not designated any of these contracts as hedges.

The following table summarizes the forward foreign exchange contracts, recorded at fair value, that are reflected within other assets and other liabilities on TCF’s Consolidated Statements of Financial Condition.

	At September 30, 2010
(In thousands)	Notional Amount	Receivables	Payables
Forward foreign exchange contracts	$160,000	$77	$150
Netting adjustments (1)		(7)	(7)
Carrying value of contracts		$70	$143

(1)          Foreign exchange contract receivables and payables, and the related cash collateral received and paid are netted when a legally enforceable master netting agreement exists between TCF and a counterparty.

The value of forward foreign exchange contracts will vary over their contractual lives as the related currency exchange rates fluctuate.

The following table summarizes the net impact of foreign exchange activity on other non-interest expense within the Consolidated Statements of Income.

	September 30, 2010
(In thousands)	Three Months Ended	Nine Months Ended
Foreign exchange gains	$108	$56
Forward foreign exchange contract losses	(86)	(86)
Net effect	$22	$(30)

TCF executes all of its foreign exchange contracts in the over-the-counter market with large, international financial institutions. These contracts also include credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements that enhance the creditworthiness of these instruments as compared to other obligations of the respective counterparty with whom TCF has transacted. These contingent features may be for the benefit of TCF, as well as its counterparties with respect to changes in TCF’s creditworthiness. At September 30, 2010, TCF had received $220 thousand of U.S. Treasury securities as collateral in the normal course of business under such agreements. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions.

In connection with certain over-the-counter forward foreign exchange contracts, TCF could be required to provide additional collateral or to terminate transactions with certain counterparties in the event that, among other things, TCF National Bank’s long-term debt is rated less than BB- by Standard and Poor’s ratings group. At September 30, 2010, approximately $1.8 million of additional collateral would be required if the credit risk-related contingent features were triggered. There were no forward foreign exchange contracts containing credit risk related features in a net liability position at September 30, 2010.

(9)                     Fair Value Measurement

Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities Available for Sale Securities available for sale consist primarily of U.S. Government sponsored enterprise securities and U.S. Treasury Bills. The fair value of U.S. Government sponsored enterprise securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are classified as Level 2 assets.  The fair value of U.S. Treasury Bills is recorded using prices obtained from independent asset pricing services that obtain prices from brokers and active market participants, and are classified as Level 1 assets.  Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity.  However, management does not adjust these prices.

Other securities, for which there is little or no market activity, are categorized as Level 3 assets. Other securities classified as Level 3 assets include equity investments in other thinly traded financial institutions and foreign debt securities. The fair value of these assets is determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information, which is adjusted for security specific information, such as financial statement strength, earnings history, disclosed fair value measurements, recorded impairments and key financial ratios, to determine fair value.  During the first nine months of 2010, a $1.4 million impairment charge was recorded on other securities available for sale and is included in gains on securities, net in the Consolidated Statements of Income.

Assets Held in Trust for Deferred Compensation Assets held in trust for deferred compensation plans included investments in publicly traded stocks, excluding TCF common stock reported in treasury and other in equity, and mutual funds. The fair value of these assets is based upon prices obtained from independent asset pricing services based on active markets.

Forward Foreign Exchange Contracts TCF’s forward foreign exchange contracts are executed in over-the-counter (“OTC”) markets and are valued using a cash flow model that includes key inputs such as foreign-exchange rates and, in accordance with generally accepted accounting principles, an assessment of the risk of counterparty non-performance.  The risk of counterparty non-performance is based on external assessments of credit risk.  The majority of these contracts are based on observable transactions, but not quoted markets, and are classified as Level 2 assets and liabilities.  As permitted under generally accepted accounting principles, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists.  For purposes of the table below, the derivative receivable and payable balances are presented gross of this netting adjustment.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Readily Available	Observable	Company Determined	Total at
(In thousands)	Market Prices (1)	Market Prices (2)	Market Prices (3)	Fair Value
At September 30, 2010:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$1,763,288	$—	$1,763,288
Other	—	—	228	228
U.S. Treasury Bills	180,971	—	—	180,971
Other securities	—	—	2,975	2,975
Forward foreign currency contracts	—	77	—	77
Assets held in trust for deferred compensation plans (4)	8,141	—	—	8,141
Total assets	$189,112	$1,763,365	$3,203	$1,955,680
Forward foreign currency contracts	$—	$150	$—	$150
Total liabilities	$—	$150	$—	$150

At December 31, 2009:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$1,905,209	$—	$1,905,209
Other	—	—	263	263
Other securities	—	—	5,004	5,004
Assets held in trust for deferred compensation plans (4)	7,511	—	—	7,511
Total assets	$7,511	$1,905,209	$5,267	$1,917,987

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

The change in the balance sheet carrying values associated with Company determined market priced financial assets carried at fair value, from $5.3 million at December 31, 2009 to $3.2 million at September 30, 2010, was the result of impairment charges totaling $1.4 million recorded through gains on securities, net, decreases in fair values of $656 thousand recorded through other comprehensive income and reductions due to principal paydowns of $34 thousand.

The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of such collateral.

Long-lived assets held for sale Long-lived assets held for sale include real estate owned and repossessed and returned equipment. The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned equipment is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment.  Long-lived assets held for sale were written down $12.7 million, which is included in foreclosed real estate and repossessed assets, net expense, during the nine months ended September 30, 2010.

The table below presents the balances of assets at September 30, 2010 and December 31, 2009 which were measured at fair value on a non-recurring basis.

(In thousands)	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
At September 30, 2010:
Loans (4)	$—	$—	$58,530	$58,530
Real estate owned (5)	—	—	120,144	120,144
Repossessed and returned equipment (5)	—	9,107	1,712	10,819
Investments (6)	—	—	4,606	4,606
Total	$—	$9,107	$184,992	$194,099
At December 31, 2009:
Loans (4)	$—	$—	$62,794	$62,794
Real estate owned (5)	—	—	71,272	71,272
Repossessed and returned equipment (5)	—	14,861	527	15,388
Total	$—	$14,861	$134,593	$149,454

(1)        Considered Level 1 under ASC 820, Fair Value Measurements and Disclosures.

(2)        Considered Level 2 under ASC 820, Fair Value Measurements and Disclosures.

(3)        Considered Level 3 under ASC 820, Fair Value Measurements and Disclosures and are based on valuation models that use assumptions that are not observable in an active market.

(4)        Represents the carrying value of loans which are based on the appraisal value of the collateral.

(5)        Amounts do not include assets held at cost at September 30, 2010 and December 31, 2009, respectively.

(6)        Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information during the three months ended September 30, 2010.

(10)              Fair Values of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value.  These fair value estimates were made at September 30, 2010 and December 31, 2009 based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled.  However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made many estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

The carrying amounts and fair values of the Company’s remaining financial instruments are set forth in the following table.  This information represents only a portion of TCF’s balance sheet and not the estimated value of the Company as a whole.  Non-financial instruments such as the value of TCF’s branches and core deposits, leasing operations and the future revenues from TCF’s customers are not reflected in this disclosure.  Therefore, this information is of limited use in assessing the value of TCF.

	At September 30,		At December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	$386,671	$386,671	$299,127	$299,127
Investments	169,877	169,877	163,692	163,692
Securities available for sale	1,947,462	1,947,462	1,910,476	1,910,476
Loans:
Consumer real estate and other	7,280,454	7,010,507	7,331,991	7,090,772
Commercial real estate	3,323,018	3,162,339	3,269,003	3,112,313
Commercial business	340,035	325,883	449,516	424,122
Equipment finance loans	904,607	917,593	868,830	878,168
Inventory finance loans	795,622	792,767	468,805	468,746
Allowance for loan and lease losses (1)	(253,120)	—	(244,471)	—
Forward foreign currency contracts	70	70	—	—
Total financial instrument assets	$14,894,696	$14,713,169	$14,516,969	$14,347,416
Financial instrument liabilities:
Checking, savings and money market deposits	$10,416,192	$10,416,192	$10,380,814	$10,380,814
Certificates of deposit	1,045,327	1,047,587	1,187,505	1,191,176
Short-term borrowings	344,681	344,681	244,604	244,604
Long-term borrowings	4,581,511	5,144,082	4,510,895	4,816,727
Forward foreign currency contracts	143	143	—	—
Total financial instrument liabilities	$16,387,854	$16,952,685	$16,323,818	$16,633,321
Financial instruments with off-balance-sheet risk: (2)
Commitments to extend credit (3)	$34,675	$34,675	$35,860	$35,860
Standby letters of credit (4)	(82)	(82)	(55)	(55)
Total financial instruments with off-balance-sheet risk	$34,593	$34,593	$35,805	$35,805

(1)        Expected credit losses are included in the estimated fair values.

(2)        Positive amounts represent assets, negative amounts represent liabilities.

(3)        Carrying amounts are included in other assets.

(4)        Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization.  Securities available for sale and assets held in trust for deferred compensation plans are carried at fair value.  Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

Investments The carrying value of investments in FHLB stock and Federal Reserve Bank stock approximates fair value.  The fair value of other investments is estimated based on discounting cash flows at current market rates and consideration of credit exposure.

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

Forward Foreign Currency Contracts Forward foreign currency contract assets and liabilities are carried at fair value, which is net of the related cash collateral received and paid, when a legally enforceable master netting agreement exists between TCF and the counterparty.

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

Financial Instruments with Off-Balance Sheet Risk The fair value of TCF’s commitments to extend credit and standby letters of credit are estimated using fees currently charged to enter into similar agreements, as commitments and standby letters of credit similar to TCF’s are not actively traded.  Substantially all commitments to extend credit and standby letters of credit have floating rates and do not expose TCF to interest rate risk; therefore fair value is approximately equal to carrying value.

(11)              Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the nine months ended September 30, 2010.

	Restricted Stock		Stock Options
		Weighted-Average			Weighted-Average
	Shares	Grant Date Fair Value	Shares	Price Range	Exercise Price
Outstanding at December 31, 2009	1,870,845	$14.06	2,208,619	$12.85 - $15.75	$14.44
Granted	287,433	13.36	—	—	—
Forfeited	(17,500)	19.10	—	—	—
Vested	(377,403)	13.49	—	—	—
Outstanding at September 30, 2010	1,763,375	$13.86	2,208,619	$12.85 - $15.75	$14.44
Exercisable at September 30, 2010	N.A.	N.A.	—	$—	$—

Unrecognized stock compensation for restricted stock and stock options was $14.4 million with a weighted-average remaining amortization period of 1.2 years at September 30, 2010.  As of September 30, 2010, the weighted average remaining contractual life of stock options outstanding was 7.51 years.

(12)              Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and nine months ended September 30, 2010 and 2009.

	Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Interest cost	$638	$729	$1,915	$2,188
Expected return on plan assets	(1,236)	(1,282)	(3,709)	(3,847)
Amortization of prior service cost	8	—	23	—
Recognized actuarial loss	391	316	1,173	947
Settlement expense	580	883	1,466	2,648
Net periodic benefit cost	$381	$646	$868	$1,936

	Postretirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Interest cost	$114	$123	$342	$371
Service cost	—	2	1	5
Amortization of transition obligation	1	1	3	3
Recognized actuarial loss	79	63	236	189
Net periodic benefit cost	$194	$189	$582	$568

During the first nine months of 2010, TCF made no cash contributions to the Pension Plan.  TCF made a cash contribution of $2.5 million for the same 2009 period.  During the third quarter and first nine months of 2010, TCF paid $136 thousand and $431 thousand, respectively, for benefits of the Postretirement Plan, compared with $146 thousand and $458 thousand for the same 2009 periods.

(13)              Business Segments

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

The following tables set forth certain information for TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

	Retail	Wholesale	Treasury	Support
(In thousands)	Banking	Banking	Services	Services	Eliminations	Consolidated
For the Three Months Ended September 30, 2010:
Revenues from external customers:
Interest income	$103,416	$112,203	$25,488	$—	$—	$241,107
Non-interest income	102,371	26,985	9,576	(990)	—	137,942
Total	$205,787	$139,188	$35,064	$(990)	$—	$379,049
Net interest income (loss)	$113,047	$61,780	$(785)	$(287)	$—	$173,755
Provision for credit losses	36,451	22,668	168	—	—	59,287
Non-interest income	102,371	26,985	9,576	33,116	(34,106)	137,942
Non-interest expense	141,055	45,541	2,047	37,216	(34,106)	191,753
Income tax expense (benefit)	14,557	7,149	2,769	(1,623)	—	22,852
Income (loss) after income tax expense	23,355	13,407	3,807	(2,764)	—	37,805
Income attributable to non-controlling interest	—	912	—	—	—	912
Net income (loss)	$23,355	$12,495	$3,807	$(2,764)	$—	$36,893
Total assets	$7,648,368	$7,860,769	$6,091,722	$93,556	$(3,380,807)	$18,313,608

For the Three Months Ended September 30, 2009:
Revenues from external customers:
Interest income	$108,147	$103,837	$27,014	$—	$—	$238,998
Non-interest income	110,847	17,054	25	131	—	128,057
Total	$218,994	$120,891	$27,039	$131	$—	$367,055
Net interest income	$99,318	$53,423	$8,621	$127	$—	$161,489
Provision for credit losses	54,311	21,233	—	—	—	75,544
Non-interest income	110,847	17,054	25	31,226	(31,095)	128,057
Non-interest expense	148,127	37,810	2,404	33,021	(31,095)	190,267
Income tax expense (benefit)	3,314	4,140	2,652	(3,615)	—	6,491
Income after income tax expense	4,413	7,294	3,590	1,947	—	17,244
Loss attributable to non-controlling interest	—	(207)	—	—	—	(207)
Net income	$4,413	$7,501	$3,590	$1,947	$—	$17,451
Total assets	$7,540,267	$7,263,104	$5,602,028	$132,407	$(2,794,797)	$17,743,009

	Retail	Wholesale	Treasury	Support
(In thousands)	Banking	Banking	Services	Services	Eliminations	Consolidated
For the Nine Months Ended September 30, 2010:
Revenues from external customers:
Interest income	$310,389	$339,060	$79,684	$—	$—	$729,133
Non-interest income	314,790	73,280	9,630	(1,209)	—	396,491
Total	$625,179	$412,340	$89,314	$(1,209)	$—	$1,125,624
Net interest income (loss)	$330,981	$185,216	$9,542	$(823)	$—	$524,916
Provision for credit losses	100,540	57,064	1,187	—	—	158,791
Non-interest income	314,790	73,280	9,630	102,379	(103,588)	396,491
Non-interest expense	419,607	141,123	6,047	109,435	(103,588)	572,624
Income tax expense (benefit)	48,495	21,142	5,194	(3,077)	—	71,754
Income (loss) after income tax expense	77,129	39,167	6,744	(4,802)	—	118,238
Income attributable to non-controlling interest	—	2,399	—	—	—	2,399
Net income (loss)	$77,129	$36,768	$6,744	$(4,802)	$—	$115,839
Total assets	$7,648,368	$7,860,769	$6,091,722	$93,556	$(3,380,807)	$18,313,608

For the Nine Months Ended September 30, 2009:
Revenues from external customers:
Interest income	$326,581	$298,266	$89,839	$—	$—	$714,686
Non-interest income	310,289	49,305	22,744	368	—	382,706
Total	$636,870	$347,571	$112,583	$368	$—	$1,097,392
Net interest income	$297,198	$148,567	$17,220	$380	$—	$463,365
Provision for credit losses	117,493	62,235	1,419	—	—	181,147
Non-interest income	310,289	49,305	22,744	92,710	(92,342)	382,706
Non-interest expense	446,003	104,633	6,487	96,240	(92,342)	561,021
Income tax expense (benefit)	17,610	10,992	12,947	(5,080)		36,469
Income after income tax expense	26,381	20,012	19,111	1,930	—	67,434
Loss attributable to non-controlling interest	—	(207)	—	—	—	(207)
Net income	$26,381	$20,219	$19,111	$1,930	$—	$67,641
Total assets	$7,540,267	$7,263,104	$5,602,028	$132,407	$(2,794,797)	$17,743,009

(14)              Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share data)	2010	2009	2010	2009
Basic Earnings Per Common Share
Net income	$36,893	$17,451	$115,839	$67,641
Preferred stock dividends	—	—	—	(6,378)
Non-cash deemed preferred stock dividend	—	—	—	(12,025)
Net income available to common stockholders	36,893	17,451	115,839	49,238
Earnings allocated to participating securities	171	56	590	157
Earnings allocated to common stock	$36,722	$17,395	$115,249	$49,081
Weighted-average shares outstanding	141,795,410	127,890,748	138,868,180	127,369,072
Restricted stock	(1,111,731)	(1,079,289)	(1,044,624)	(965,882)
Weighted-average common shares outstanding for basic earnings per common share	140,683,679	126,811,459	137,823,556	126,403,190
Basic earnings per share	$.26	$.14	$.84	$.39

Diluted Earnings Per Common Share
Earnings allocated to common stock	$36,722	$17,395	$115,249	$49,081
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	140,683,679	126,811,459	137,823,556	126,403,190
Net dilutive effect of:
Non-participating restricted stock	79,435	18,342	38,270	—
Stock options	159,145	3,054	142,395	240
Warrants	—	—	—	—
Weighted-average common shares outstanding for diluted earnings per common share	140,922,259	126,832,855	138,004,221	126,403,430
Diluted earnings per share	$.26	$.14	$.84	$.39

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

For the quarter ended September 30, 2010, 295 thousand shares related to non-participating restricted stock and stock options and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because they were anti-dilutive.  For the quarter ended September 30, 2009, 1.9 million shares related to non-participating restricted stock and stock options and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because they were anti-dilutive.

(15)              Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income.  The following table summarizes the components of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Net income	$36,893	$17,451	$115,839	$67,641
Other comprehensive income (losses):
Unrealized gains arising during the period on securities available for sale	3,708	23,887	70,869	25,341
Recognized pension and postretirement actuarial losses, settlement expense, prior service cost and transition obligation	1,059	1,263	2,901	3,787
Reclassification adjustment for securities gains included in net income	(9,552)	—	(9,552)	(22,306)
Foreign currency translation adjustment	447	115	127	124
Income tax expense (benefit)	1,750	(9,164)	(23,342)	(2,449)
Total other comprehensive (loss) income	(2,588)	16,101	41,003	4,497
Comprehensive income	$34,305	$33,552	$156,842	$72,138

(16)              Other Expense

Other expense consists of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Professional fees	$6,480	$1,708	$12,040	$5,986
Card processing and issuance	4,906	4,829	14,383	14,603
Deposit account losses	3,848	3,514	9,569	10,191
Telecommunications	2,929	3,161	8,984	8,917
Outside processing	2,866	2,587	8,534	7,893
Office supplies	1,955	2,218	6,361	6,916
Postage and courier	1,827	3,551	5,410	10,394
ATM processing	1,431	1,724	4,603	5,076
Other	13,239	11,444	39,060	32,649
Total other expense	$39,481	$34,736	$108,944	$102,625

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a bank holding company based in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank, is headquartered in South Dakota.  TCF had 440 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota at September 30, 2010.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of all consumers. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and telephone and internet banking. TCF’s philosophy is to generate interest income, fees and other revenue through business lines that emphasize well-secured, higher yielding assets and low or no interest-cost deposits. The Company’s growth strategies include the development of new products and services, new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

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

TCF’s lending strategy is to originate high credit quality and primarily secured loans and leases. TCF’s retail lending operation offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on properties or to customers located within its primary banking markets.  The leasing and equipment finance businesses consist of TCF Equipment Finance, a company that delivers equipment finance solutions to businesses in select markets, and Winthrop Resources, a company that primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. TCF Inventory Finance originates commercial variable-rate loans which are secured by equipment under a floorplan arrangement and supported by repurchase agreements from original equipment manufacturers to businesses in the United States and Canada.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 56 percent of TCF’s total revenue for the three months ended September 30, 2010.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies.  Non-interest income is also a significant source of revenue for TCF.  Key drivers of non-interest income are the number of deposit accounts and related volume of customer transaction activity.  See “Consolidated Non-Interest Income — Fees and Charges, and Card Revenues,” “Recent Legislative Developments,” and “Forward-Looking Information — Risks Related to New Product Introduction.”

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three and nine months ended September 30, 2010 and 2009 and on information about TCF’s balance sheet, credit quality, liquidity, funding sources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF’s diluted earnings per common share was 26 cents and 84 cents for the third quarter and first nine months of 2010, respectively, compared with 14 cents and 39 cents for the same 2009 periods.  Net income was $36.9 million and $115.8 million for the third quarter and first nine months of 2010, respectively, compared with $17.5 million and $67.6 million for the same 2009 periods.  In the second quarter of 2009, TCF recorded a non-cash deemed dividend on the redemption of preferred stock of 10 cents per common share.

For the third quarter and first nine months of 2010, return on average assets was .84 percent and .87 percent, respectively, compared with .39 percent and .52 percent for the same 2009 periods.  Return on average common equity was 9.95 percent and 11.11 percent for the third quarter and first nine months of 2010, respectively, compared with 6.03 percent and 5.73 percent for the same 2009 periods.

Operating Segment Results

See Note 13 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

RETAIL BANKING, consisting of branch banking and retail lending, reported net income of $23.4 million and $77.1 million for the third quarter and first nine months of 2010, respectively, compared with $4.4 million and $26.4 million for the same 2009 periods.  Retail Banking net interest income for the third quarter and first nine months of 2010 was $113 million and $331 million, respectively, compared with $99.3 million and $297.2 million for the same 2009 periods.  The increase in net interest income from the third quarter and first nine months of 2009 is primarily due to lower average costs of deposits in branch banking.

The Retail Banking provision for credit losses was $36.5 million and $100.5 million for the third quarter and first nine months of 2010, respectively, compared with $54.3 million and $117.5 million for the same 2009 periods.  The decrease from the third quarter of 2009 was primarily due to decreased provisions for restructured consumer real estate loans and decreased levels of provision in excess of net charge-offs in the consumer real estate portfolio.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Provision for Credit Losses” for further discussion.

Retail Banking non-interest income totaled $102.4 million for the third quarter of 2010, down 7.6 percent from $110.8 million for the same 2009 period.  The decrease is primarily due to the implementation of a new Federal Reserve rule which became effective August 15, 2010 requiring customers to opt-in to the authorization and payment of overdrafts in order for banks to collect overdraft fees in connection with the bank’s payment of certain debit card and ATM transactions, partially offset by an increase in monthly service charges on retail checking accounts effective March 15, 2010.  Retail Banking non-interest income totaled $314.8 million for the first nine months of 2010, up 1.5 percent from $310.3 million for the same 2009 period.  The increase is primarily due to increases in card revenue.

Retail Banking non-interest expense for the third quarter and first nine months of 2010 was $141.1 million and $419.6 million, respectively, compared with $148.1 million and $446 million for the same 2009 periods.  The decrease in non-interest expense was primarily due to decreased compensation and employee benefit expense due to headcount reductions, decreased deposit account premiums and the FDIC special assessment in the second quarter of 2009.

WHOLESALE BANKING, an operating segment composed of commercial banking, leasing and equipment finance and inventory finance, reported net income of $12.5 million and $36.8 million for the third quarter and first nine months of 2010, respectively, compared with $7.5 million and $20.2 million for the same 2009 periods.  Net interest income for the third quarter and first nine months of 2010 was $61.8 million and $185.2 million, compared with $53.4 million and $148.6 million for the same 2009 periods.  The increase in net interest income for the first nine months of 2010 as compared to the first nine months of 2009 was primarily due to an increase in average loans and leases from the Specialty Finance businesses.

The provision for credit losses for Wholesale Banking was $22.7 million and $57.1 million for the third quarter and first nine months of 2010, respectively, compared with $21.2 million and $62.2 million for the same 2009 periods.  Wholesale Banking net charge-offs totaled $21.5 million and $52.8 million during the third quarter and first nine months of 2010, respectively, compared with $21.3 million and $57.3 million during the same 2009 periods.  The decrease in net charge-offs from the first nine months of 2009 is primarily due to a decrease in commercial real estate net charge-offs in Michigan.

Wholesale Banking non-interest income for the third quarter and first nine months of 2010 totaled $27 million and $73.3 million, respectively, up from $17.1 million and $49.3 million for the same 2009 periods, primarily due to an increase in operating lease revenue resulting from the acquisition of Fidelity National Capital, Inc. (“FNCI”) in the third quarter of 2009.

Wholesale Banking non-interest expense totaled $45.5 million and $141.1 million for the third quarter and first nine months of 2010, compared with $37.8 million and $104.6 million for the same 2009 periods.  The increase in non-interest expense was primarily the result of increased compensation expense and operating lease depreciation related to an acquisition and increased expense for foreclosed real estate and repossessed assets.

TREASURY SERVICES reported net income of $3.8 million and $6.7 million for the third quarter and first nine months of 2010, respectively, compared with net income of $3.6 million and $19.1 million for the same 2009 periods.  The decrease was primarily due to $22.3 million of gains on securities, net in the first nine months of 2009, compared with $9.6 million of gains in the first nine months of 2010.

Consolidated Net Interest Income

Net interest income for the third quarter of 2010 totaled $173.8 million, up from $161.5 million for the third quarter of 2009 and down from $176.5 million for the second quarter of 2010.  Net interest income for the first nine months of 2010 totaled $524.9 million, up from $463.4 million for the first nine months of 2009.  The increase in net interest income from the third quarter of 2009 was primarily due to lower average costs of deposits and growth in loans and leases, partially offset by increased levels of non-accrual and restructured loans and leases.  The decrease in net interest income from the second quarter of 2010 was primarily due to decreased yields on Wholesale Banking balances, which includes commercial banking, leasing and equipment finance and inventory finance loans and leases, a change in the mix of consumer loans with lower yielding variable-rate loans replacing higher-yielding fixed rate loans, a decrease in the yield of the investment portfolio due to a change in the mix and a higher average balance of non-accrual loans; partially offset by lower average costs of deposits.  The increase in net interest income from the first nine months of 2009 was primarily due to an $850.9 million, or 6.2 percent, increase in average loans and leases and a 37 basis point increase in net interest margin.

Net interest margin for the third quarter of 2010 was 4.12 percent, up from 3.92 percent for the third quarter of 2009 and down from 4.18 percent for the second quarter of 2010.  Net interest margin for the first nine months of 2010 was 4.17 percent, up from 3.80 percent for the first nine months of 2009.  The increase in net interest margin from the third quarter and first nine months of 2009 was primarily due to lower average costs of deposits, partially offset by lower yields on new loan and lease production and the impact of higher balances of non-accrual loans and leases.  The decrease in net interest margin from the second quarter of 2010 was primarily due to decreased yields on Wholesale Banking balances and variable-rate consumer real estate loans and changes in the earning asset mix, partially offset by lower average costs of deposits.

Achieving net interest income growth over time is primarily dependent on TCF’s ability to generate higher-yielding assets funded by low or no interest-cost deposits.  While interest rates and consumer preferences continue to change over time, TCF is currently slightly asset sensitive as measured by its interest rate gap (the difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months).  Being asset sensitive generally means that TCF’s net interest income may increase in rising interest rate environments.  Since TCF is primarily deposit funded, the degree of the impact to net interest income is controlled by TCF, but impacted by how competitors price comparable products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Deposits” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest rate risk position.

The following table summarizes TCF’s average balances, interest, yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields and Rates (2)	Average Balance	Interest (1)	Average Yields and Rates (2)
Assets:
Investments and other	$309,027	$1,232	1.59%	$389,583	$1,217	1.24%
U.S. Government sponsored entities:
Mortgage-backed securities	1,796,348	19,873	4.43	1,432,670	17,185	4.80
Debentures	—	—	—	600,098	3,283	2.19
U.S. Treasury Bills	69,705	23.13		—	—	—
Other securities	452	5	4.40	489	6	4.91
Total securities available for sale (3)	1,866,505	19,901	4.26	2,033,257	20,474	4.03
Loans and leases:
Consumer real estate:
Fixed-rate	5,019,925	77,934	6.16	5,394,711	86,440	6.36
Variable-rate (4)	2,213,091	29,893	5.36	1,873,913	27,024	5.72
Consumer - other	25,130	565	8.92	35,016	756	8.57
Total consumer real estate and other	7,258,146	108,392	5.93	7,303,640	114,220	6.21
Commercial real estate:
Fixed- and adjustable-rate	2,830,748	42,126	5.90	2,645,261	40,233	6.03
Variable-rate (4)	496,669	5,442	4.35	548,425	5,744	4.16
Total commercial real estate	3,327,417	47,568	5.67	3,193,686	45,977	5.71
Commercial business:
Fixed- and adjustable-rate	125,206	1,492	4.73	166,008	2,378	5.68
Variable-rate (4)	221,225	1,941	3.48	311,033	2,879	3.67
Total commercial business	346,431	3,433	3.93	477,041	5,257	4.37
Total commercial	3,673,848	51,001	5.51	3,670,727	51,234	5.54
Leasing and equipment finance	3,002,714	48,067	6.40	2,811,165	47,625	6.78
Inventory finance	655,485	12,514	7.57	185,914	4,228	9.10
Total loans and leases (5)	14,590,193	219,974	5.99	13,971,446	217,307	6.18
Total interest-earning assets	16,765,725	241,107	5.72	16,394,286	238,998	5.80
Other assets (6)	1,268,697			1,132,239
Total assets	$18,034,422			$17,526,525

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,408,984			$1,380,591
Small business	659,165			591,451
Commercial and custodial	279,475			277,135
Total non-interest bearing deposits	2,347,624			2,249,177
Interest-bearing deposits:
Checking	2,014,550	1,454.29		1,800,583	1,770.39
Savings	5,426,481	9,095.66		5,071,509	13,663	1.07
Money market	654,030	1,074.65		723,098	1,638.90
Subtotal	8,095,061	11,623.57		7,595,190	17,071.89
Certificates of deposit	1,006,685	2,351.93		1,757,884	10,442	2.36
Total interest-bearing deposits	9,101,746	13,974.61		9,353,074	27,513	1.17
Total deposits	11,449,370	13,974.48		11,602,251	27,513.94
Borrowings:
Short-term borrowings	40,646	84.82		25,267	14.22
Long-term borrowings	4,587,964	53,294	4.61	4,306,009	49,982	4.61
Total borrowings	4,628,610	53,378	4.58	4,331,276	49,996	4.58
Total interest-bearing liabilities	13,730,356	67,352	1.95	13,684,350	77,509	2.25
Total deposits and borrowings	16,077,980	67,352	1.66	15,933,527	77,509	1.93
Other liabilities	463,492			435,215
Total liabilities	16,541,472			16,368,742
Total TCF Financial Corp. stockholders’ equity	1,483,565			1,157,509
Non-controlling interest in subsidiaries	9,385			274
Total equity	1,492,950			1,157,783
Total liabilities and equity	$18,034,422			$17,526,525
Net interest income and margin		$173,755	4.12%		$161,489	3.92%

(1)             Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of approximately $917,000 and $347,000 was recognized during the three months ended September 30, 2010 and 2009, respectively.

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

(6)             Includes operating leases.

The following table summarizes TCF’s average balances, interest, yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010			2009
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest (1)	Rates (2)	Balance	Interest (1)	Rates (2)
Assets:
Investments and other	$314,003	$3,609	1.53%	$442,428	$3,210.97%
U.S. Government sponsored entities:
Mortgage-backed securities	1,846,895	62,327	4.50	1,695,377	63,195	4.97
Debentures	—	—	—	381,022	6,177	2.16
U.S. Treasury Bills	28,212	30.14		—	—	—
Other securities	462	16	4.63	497	20	5.37
Total securities available for sale (3)	1,875,569	62,373	4.43	2,076,896	69,392	4.45
Loans and leases:
Consumer real estate:
Fixed-rate	5,152,532	238,612	6.19	5,441,462	263,858	6.48
Variable-rate (4)	2,089,381	85,700	5.48	1,844,579	79,807	5.78
Consumer - other	27,687	1,766	8.53	36,920	2,357	8.54
Total consumer real estate and other	7,269,600	326,078	6.00	7,322,961	346,022	6.32
Commercial real estate:
Fixed- and adjustable-rate	2,812,765	125,694	5.97	2,529,735	114,404	6.05
Variable-rate (4)	495,167	16,151	4.36	571,724	17,093	4.00
Total commercial real estate	3,307,932	141,845	5.73	3,101,459	131,497	5.67
Commercial business:
Fixed- and adjustable-rate	147,156	5,896	5.36	171,450	7,392	5.76
Variable-rate (4)	244,107	6,734	3.69	315,230	7,798	3.31
Total commercial business	391,263	12,630	4.32	486,680	15,190	4.17
Total commercial	3,699,195	154,475	5.58	3,588,139	146,687	5.47
Leasing and equipment finance	3,022,487	147,271	6.50	2,751,935	142,063	6.88
Inventory finance	634,182	35,327	7.45	111,479	7,312	8.75
Total loans and leases (5)	14,625,464	663,151	6.06	13,774,514	642,084	6.23
Total interest-earning assets	16,815,036	729,133	5.79	16,293,838	714,686	5.86
Other assets (6)	1,235,115			1,144,931
Total assets	$18,050,151			$17,438,769

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,450,749			$1,418,244
Small business	629,530			575,558
Commercial and custodial	282,569			255,066
Total non-interest bearing deposits	2,362,848			2,248,868
Interest-bearing deposits:
Checking	2,081,403	4,991.32		1,780,380	6,407.48
Savings	5,416,757	31,431.78		4,569,882	46,072	1.35
Money market	661,035	3,489.71		686,830	5,718	1.11
Subtotal	8,159,195	39,911.65		7,037,092	58,197	1.11
Certificates of deposit	1,058,840	7,948	1.00	2,100,342	42,745	2.72
Total interest-bearing deposits	9,218,035	47,859.69		9,137,434	100,942	1.48
Total deposits	11,580,883	47,859.55		11,386,302	100,942	1.19
Borrowings:
Short-term borrowings	87,642	265.40		32,739	132.54
Long-term borrowings	4,524,832	156,093	4.61	4,326,634	150,247	4.64
Total borrowings	4,612,474	156,358	4.53	4,359,373	150,379	4.61
Total interest-bearing liabilities	13,830,509	204,217	1.97	13,496,807	251,321	2.49
Total deposits and borrowings	16,193,357	204,217	1.69	15,745,675	251,321	2.13
Other liabilities	456,796			406,271
Total liabilities	16,650,153			16,151,946
Total TCF Financial Corp. stockholders’ equity	1,390,462			1,286,731
Non-controlling interest in subsidiaries	9,536			92
Total equity	1,399,998			1,286,823
Total liabilities and equity	$18,050,151			$17,438,769
Net interest income and margin		$524,916	4.17%		$463,365	3.80%

(1)    Tax-exempt income was not significant and thus yields on interest-earning assets and net interest margin have not been presented on a tax equivalent basis. Tax-exempt income of approximately $2,265,000 and $1,020,000 was recognized during the nine months ended September 30, 2010 and 2009, respectively.

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

Consolidated Provision for Credit Losses

The following table summarizes the composition of TCF’s provision for credit losses and percentage of the total provision expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,				Change
(Dollars in thousands)	2010		2009		$	%
Consumer real estate and other	$36,664	61.8%	$54,901	72.7%	$(18,237)	(33.2)%
Commercial	17,154	28.9	10,751	14.2	6,403	59.6
Leasing and equipment finance	5,204	8.8	9,618	12.7	(4,414)	(45.9)
Inventory finance	265.5		274.4		(9)	(3.3)
Total	$59,287	100.0	$75,544	100.0	$(16,257)	(21.5)

	Nine Months Ended
	September 30,				Change
	2010		2009		$	%
Consumer real estate and other	$101,293	63.8%	$119,383	65.9%	$(18,090)	(15.2)%
Commercial	35,888	22.6	32,159	17.8	3,729	11.6
Leasing and equipment finance	19,742	12.4	28,711	15.8	(8,969)	(31.2)
Inventory finance	1,868	1.2	894.5		974	108.9
Total	$158,791	100.0	$181,147	100.0	$(22,356)	(12.3)

TCF recorded provision expense of $59.3 million and $158.8 million in the third quarter and first nine months of 2010, respectively, compared with $75.5 million and $181.1 million in the same 2009 periods.  The composition of the provision for credit losses in the third quarter of 2010 was driven by decreased levels of provision in excess of net charge-offs in the consumer real estate portfolio.

Net loan and lease charge-offs for the third quarter and first nine months of 2010 were $57.8 million, or 1.58 percent of average loans and leases (annualized) and $150.1 million, or 1.37 percent (annualized), respectively,  compared with $53.3 million, or 1.52 percent (annualized) and $137.9 million, or 1.33 percent (annualized), in the same periods of 2009.

Consumer real estate net charge-offs for the third quarter and first nine months of 2010 were $34.5 million and $93.2 million, respectively, compared with $29.9 million and $75.2 million for the same 2009 periods.  The higher consumer real estate net charge-offs were primarily due to continued weak residential real estate market conditions and persistent high unemployment in TCF’s markets, particularly in the Chicago market.  Commercial net charge-offs for the third quarter and first nine months of 2010 were $12.8 million and $29.8 million, respectively, compared with $11.3 million and $37.4 million in the same 2009 periods.  Leasing and equipment finance net charge-offs for the third quarter and first nine months of 2010 were $8.7 million and $22.8 million, respectively, compared with $9.4 million and $19.6 million in the same 2009 periods.

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

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income totaled $137.9 million and $396.5 million for the third quarter and first nine months of 2010, respectively, compared with $128.1 million and $382.7 million for the same 2009 periods.

Fees and Service Charges

Fees and service charges totaled $67.7 million and $211.7 million for the third quarter and first nine months of 2010, respectively, compared with $77.4 million and $212 million for the same 2009 periods.  The decrease in fees and service charges for the third quarter and first nine months of 2010, compared with the same 2009 periods was primarily due to a decrease in checking account fees.

New regulations that became effective on August 15, 2010, for accounts opened prior to July 1, 2010, require consumer checking account customers to elect if they want TCF to authorize debit card and ATM transactions if, at the time of authorization, there are insufficient funds in the account to cover the transaction (“opt-in”).  TCF has had a process in place to discuss this service with new and existing consumer checking account customers since early 2010.  As of the effective date, any account that had not elected to opt-in was deemed by regulation to have declined the service.  The opt-in election is revocable by customers at any time.  Customers who have not elected to opt-in may see an increase in the number of denied transactions on their ATM or debit card transactions.  These denied transactions may impact consumer payment behavior and reduce fees and service charges and card revenue.  See “Forward-Looking Information — Risks Related to New Product Introduction.”

Card Revenues

Card revenues totaled $27.8 million and $83.4 million for the third quarter and first nine months of 2010, respectively, compared with $26.4 million and $78 million for the same 2009 periods.  The increase in card revenue was primarily the result of an increase in average spending per active account and a small increase in interchange rates, partially offset by a decrease in active accounts.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2010	2009	Amount	%
Average active card users	785,735	847,873	(62,138)	(7.3)
Average number of transactions per card per month	22.8	20.8	2.0	9.6
Sales volume	$1,871,057	$1,817,922	$53,135	2.9
Average transaction size (in dollars)	$35	$34	$1	2.9
Average interchange rate	1.40%	1.36%		4	bps

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2010	2009	Amount	%
Average active card users	819,967	838,881	(18,914)	(2.3)
Average number of transactions per card per month	21.9	20.6	1.3	6.3
Sales volume	$5,721,309	$5,423,542	$297,767	5.5
Average transaction size (in dollars)	$35	$35	$—	—
Average interchange rate	1.38%	1.35%		3	bps

TCF is the 11th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended June 30, 2010, as published by Visa.  TCF earns interchange revenue from customer card transactions paid primarily by merchants, not by TCF’s customers.  Card products represent 25 percent of banking fee revenue for the three months ended September 30, 2010 and revenue from such products changes based on customer payment trends and the number of deposit accounts using the cards.  Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  Card revenues are anticipated to be further impacted by the Durbin Amendment (the “Amendment”) to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act” or “Dodd-Frank Act”), which directs the Federal Reserve to establish rules by April 21, 2011, required to take effect by July 21, 2011, related to debit-card interchange fees.  If a regulation is adopted which precludes the recovery of costs other than those permitted by the Amendment, the reduction in TCF’s average interchange rate after July 21, 2011 could approach 80 percent.  TCF has filed a lawsuit against the FRB challenging the constitutionality of the Amendment on the grounds that it violates TCF’s due process rights as it requires TCF to offer the debit card product below cost and thus not earn a full return on invested capital, denies TCF equal protection under the law by exempting institutions with assets less than $10 billion and violates TCF’s rights under the takings clause by causing TCF to bear a substantial competitive and financial burden without just compensation.

ATM Revenue

ATM revenue was $8 million and $22.9 million for the third quarter and first nine months of 2010, respectively, compared with $7.9 million and $23.4 million for the same 2009 periods.  The decrease in ATM revenue for the first nine months of 2010, compared with the same 2009 period was primarily due to a decrease in fee generating transactions by TCF customers using non-TCF ATMs.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenue totaled $24.9 million and $65.8 million for the third quarter and first nine months of 2010, respectively, compared with $15.2 million and $44.7 million for the same 2009 periods.  The increase in leasing and equipment finance revenue was primarily due to increased operating lease revenue primarily from the acquisition of FNCI late in the third quarter of 2009.

Other Income

Other non-interest income was $1.1 million and $4.8 million for the third quarter and first nine months of 2010, respectively, compared with $1.2 million and $2.5 million from the same 2009 periods.  The increase from the first nine months of 2009 was primarily due to the increased level of fees in the inventory finance business.

Gains on Securities, Net

During the third quarter and first nine months of 2010, net gains on available for sale securities were $8.5 million and $7.9 million, respectively, and were comprised of $9.6 million of gains on sales of $275.1 million of mortgage-backed securities, partially offset by impairment charges on other investment securities of $1 million and $1.6 million during the third quarter and first nine months of 2010, respectively.  During the first nine months of 2009, gains on available for sale securities were $22.3 million on sales of $945.2 million of securities, partially offset by an impairment charge of $201 thousand.  There were no sales of securities during the same period in 2009.

Consolidated Non-Interest Expense

Non-interest expense totaled $191.8 million for the third quarter of 2010, up $1.5 million, or .8 percent, from $190.3 million for the same 2009 period.  For the first nine months of 2010, non-interest expense totaled $572.6 million, up $11.6 million, or 2.1 percent, from $561 million for the same 2009 period.

Compensation and Employee Benefits

Compensation and employee benefits expense for the third quarter of 2010 decreased $398 thousand, or .4 percent, from the third quarter of 2009.  For the first nine months of 2010, compensation and employee benefits expense decreased $2.1 million, or .8 percent, from the first nine months of 2009.  The decrease for the first nine months of 2010, compared with the same 2009 period was primarily due to headcount reductions in Branch Banking and decreased employee medical plan expenses, partially offset by increased costs in the Specialty Finance businesses as a result of expansion and growth.

FDIC Premiums

FDIC premium expense totaled $5.5 million and $16.2 million for the third quarter and first nine months of 2010, respectively, compared with $5.1 million and $13.8 million for the same 2009 periods.  The increase was primarily due to higher deposit insurance rates.  The FDIC has recently issued proposals related to risk-based setting of deposit insurance rates that were proposed to be effective for January 1, 2011 and TCF’s insurance cost could increase significantly as a result.  Also, the Act instructs the FDIC to change the assessment base from deposits to assets without changing the total premiums collected by the fund.  The combined effect of the proposed new risk-based formula and changes of the assessment base is unknown at this time.

Deposit Account Premiums

Deposit account premium expense totaled $3.3 million and $15.6 million for the third quarter and first nine months of 2010, respectively, compared with $7.5 million and $21.3 million for the same 2009 periods.  The decreases were primarily due to revised marketing strategies and lower checking account production.

Other Non-Interest Expense

Other non-interest expense totaled $39.5 million and $108.9 million for the third quarter and first nine months of 2010, respectively, compared with $34.7 million and $102.6 million for the same 2009 periods.  The increases were primarily attributable to increased consulting costs related to the administration of the company’s Bank Secrecy Act program and, to a lesser extent, other legal costs including the challenge of the Amendment of the Dodd-Frank Act.

Foreclosed Real Estate and Repossessed Assets, Net

Foreclosed real estate and repossessed asset expenses totaled $9.6 million and $27.6 million for the third quarter and first nine months of 2010, respectively, compared with $8.5 million and $19.3 million for the same 2009 periods, primarily due to an increase in the number of consumer real estate properties owned and the associated expenses.

Operating Lease Depreciation

Operating lease depreciation expense totaled $9 million and $28.8 million for the third quarter and first nine months of 2010, respectively, compared with $3.7 million and $11.6 million for the same 2009 periods.  The increase was primarily due to the acquisition of FNCI near the end of the third quarter of 2009.

Other Credit Costs, Net

Other credit costs, net is comprised of consumer real estate loan pool insurance, write-downs on carrying values of operating leases due to customer defaults and reserve requirements for expected losses on unfunded commitments.  Other credit costs, net provided a benefit of $834 thousand and expense of $4.5 million for the third quarter and first nine months of 2010, respectively, compared with expense of $3.7 million and $7.8 million for the same 2009 periods.  The decrease for the third quarter and first nine months of 2010 as compared to the same 2009 periods was primarily attributable to a decrease in reserves on commercial letters of credit due to the elimination of an exposure on an impaired loan in Michigan and lower premium costs related to consumer real estate loan pool insurance.

Income Taxes

TCF recorded income tax expense of $22.9 million for the third quarter of 2010, or 37.7 percent of income before income tax expense, compared with $6.5 million, or 27.4 percent, for the comparable 2009 period.  For the first nine months of 2010, income tax expense totaled $71.8 million, or 37.8 percent of income before income tax expense, compared with $36.5 million, or 35.1 percent, for the comparable 2009 period.  The higher effective income tax rate for the third quarter of 2010, as compared to the third quarter of 2009, was primarily due to a net $3 million decrease in income tax expense related to favorable developments in uncertain tax positions, partially offset by an increase in the annual effective income tax rate in the third quarter of 2009.  Excluding these items, the annual effective income tax rate for the third quarter of 2009 was 38.8 percent.

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

As discussed under Item 1A. Risk Factors, in TCF’s Annual Report on Form 10-K, TCF uses a REIT and related companies in the management of qualified real estate secured assets.  In the third quarter of 2009, TCF received notice from a state taxing authority challenging use of the REIT and related companies based on a recent court decision unrelated to TCF and unrelated to the laws in place for the years in the notice.  In May 2010, the state’s Supreme Court unanimously overturned the lower court’s decision on which the state taxing authority relied.  In September 2010, the state taxing authority informed TCF it was conceding its position and withdrawing its notice.  This closure had no effect on TCF’s liability for uncertain tax positions.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Securities Available for Sale

At September 30, 2010, the net unrealized pre-tax gain on TCF’s securities available for sale portfolio was $63.5 million, compared with a net unrealized pre-tax gain of $2.2 million at December 31, 2009.  TCF’s securities available for sale consist primarily of U.S. Government sponsored enterprise mortgage-backed securities and U.S. Treasury Bills.

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio.

	At	At
	September 30,	December 31,	Percentage
(Dollars in thousands)	2010	2009	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,951,772	$4,961,347	(.2)%
Junior lien	2,285,066	2,319,222	(1.5)
Total consumer real estate	7,236,838	7,280,569	(.6)
Other	43,616	51,422	(15.2)
Total consumer real estate and other	7,280,454	7,331,991	(.7)
Commercial:
Commercial real estate:
Permanent	3,137,025	3,016,518	4.0
Construction and development	185,993	252,485	(26.3)
Total commercial real estate	3,323,018	3,269,003	1.7
Commercial business	340,035	449,516	(24.4)
Total commercial	3,663,053	3,718,519	(1.5)
Leasing and equipment finance (1):
Equipment finance loans	904,607	868,830	4.1
Lease financings:
Direct financing leases	2,330,187	2,305,945	1.1
Sales-type leases	27,014	24,714	9.3
Lease residuals	109,448	106,391	2.9
Unearned income and deferred lease costs	(213,784)	(234,451)	8.8
Total lease financings	2,252,865	2,202,599	2.3
Total leasing and equipment finance	3,157,472	3,071,429	2.8
Inventory finance	795,622	468,805	69.7
Total loans and leases	$14,896,601	$14,590,744	2.1

(1)      Operating leases of $82.2 million at September 30, 2010 and $105.9 million at December 31, 2009 are included in other assets in the Consolidated Statements of Financial Condition.

Variable-rate loans were approximately 30 percent of the total portfolio as of September 30, 2010, up from 26 percent as of December 31, 2009.  Variable-rate consumer real estate loans have interest rates tied to the prime rate, while variable-rate commercial loans have interest rates tied to either the prime rate or LIBOR.  At September 30, 2010, $2 billion, or 89 percent, of variable-rate consumer real estate loans and $416 million, or 72 percent, of variable-rate commercial loans were at their contractual interest rate floor.  To the extent a loan has an interest rate floor, an increase in interest rates may not result in a change in the interest rate on the variable-rate loan.  Substantially all leasing and equipment finance loans have fixed interest rates, while inventory finance loans have variable interest rates.  Approximately 75 percent of the consumer real estate portfolio at September 30, 2010 consisted of closed-end loans.  TCF’s consumer real estate lines of credit require regular payments of interest but do not require regular payments of principal.  Consumer real estate outstanding lines of credit were $2.2 billion at September 30, 2010 and December 31, 2009.  The average Fair Isaac Company (“FICO”) credit score at loan origination for the retail lending operation was 726 as of September 30, 2010 and 725 as of December 31, 2009.  As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly.  The average updated FICO score for the retail lending operation was 725 in the third quarter of 2010 compared with 724 in the fourth quarter 2009.

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary banking markets.  With a focus on secured lending, approximately 99 percent of TCF’s commercial real estate and commercial business loans at September 30, 2010 were secured either by real estate or other business assets.  At September 30, 2010, approximately 93 percent of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary banking markets.

The leasing and equipment finance backlog of approved transactions was $359.7 million at September 30, 2010, up from $322.6 million at December 31, 2009.

Allowance for Loan and Lease Losses

Credit risk is the risk of loss from customer default on a loan or lease.  TCF has a process to identify and manage its credit risk, which includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, utilization of credit insurance on some high loan-to-value consumer real estate loans, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases, procedures for the collection of problem loans and leases and physical inspections within the inventory finance business.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The determination of the allowance for loan and lease losses is a critical accounting estimate, which involves management’s judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio, general economic conditions and management’s assessment of credit risk inherent in the current loan and lease portfolio.  Loans and leases are charged off to the extent they are deemed to be uncollectible. Charge-offs are utilized in the historical data which is used to determine the reserve calculations.

Consumer real estate loans are charged-off to the fair value of underlying collateral, less estimated costs to sell, when they are placed on non-accrual status.  Additional review of the fair value of the collateral, less cost to sell, compared with the recorded loan balance occurs upon foreclosure and additional charge-offs are recorded, if necessary.  Valuation adjustments made within 90 days of foreclosure are recorded as charge-offs.  Subsequent valuation adjustments are recorded as real estate owned expense.  Consumer other consists primarily of deposit account overdrafts, which are charged-off no later than 60 days past due.  Commercial real estate, commercial business, leasing and equipment finance and inventory finance loans, which are considered collateral dependent, are charged-off to the appraisal value, less estimated costs to sell, when it becomes probable, based on current information and events, all principal and interest amounts will not be collectible in accordance with the contractual terms.  Loans which are not dependent on underlying collateral are charged-off when deemed uncollectible based on specific facts and circumstances.

The amount of the allowance for loan and lease losses is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known.  The Company considers the allowance for loan and lease losses of $253.1 million appropriate to cover losses incurred in the loan and lease portfolios as of September 30, 2010.

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

The next several pages include detailed information regarding TCF’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases, loan modifications for borrowers with financial difficulties and classified commercial loans and leases.  Included in this data are numerous portfolio ratios that must be carefully reviewed and related to the nature of the underlying loan and lease portfolios before appropriate conclusions can be reached regarding TCF or for purposes of making comparisons to other banks.  Most of TCF’s non-performing assets and past due loans are secured by real estate.  Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claim processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition.  This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.  The following table sets forth information detailing the allowance for loan and lease losses and other credit reserves.

	At or For the Three		At or For the Nine
	Months Ended September 30,		Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance for loan and lease losses:
Balance at beginning of period	$251,643	$193,445	$244,471	$172,442
Charge-offs	(62,945)	(57,214)	(167,150)	(149,557)
Recoveries	5,135	3,957	17,008	11,700
Net charge-offs	(57,810)	(53,257)	(150,142)	(137,857)
Provision for credit losses	59,287	75,544	158,791	181,147
Balance at end of period	$253,120	$215,732	$253,120	$215,732
Other credit loss reserves:
Reserves for unfunded commitments	2,696	2,871	2,696	2,871
Total credit loss reserves	$255,816	$218,603	$255,816	$218,603

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

The allocation of TCF’s allowance for loan and lease losses and other credit reserves (“Reserves”) is as follows.

	At September 30, 2010			At December 31, 2009
		Total Loans	Reserve		Total Loans	Reserve
(Dollars in thousands)	Reserves	and Leases	Percentage	Reserves	and Leases	Percentage
Consumer real estate	$169,743	$7,236,838	2.35%	$164,966	$7,280,569	2.27%
Consumer other	2,069	43,616	4.74	2,476	51,422	4.82
Total consumer	171,812	7,280,454	2.36	167,442	7,331,991	2.28
Commercial real estate	41,248	3,323,018	1.24	37,274	3,269,003	1.14
Commercial business	8,336	340,035	2.45	6,230	449,516	1.39
Total commercial	49,584	3,663,053	1.35	43,504	3,718,519	1.17
Leasing and equipment finance	28,974	3,157,472.92		32,063	3,071,429	1.04
Inventory finance	2,750	795,622.35		1,462	468,805.31
Total allowance for loan and lease losses	253,120	14,896,601	1.70	244,471	14,590,744	1.68
Other credit loss reserves:
Reserves for unfunded commitments	2,696	—	N.M.	3,850	—	N.M.
Total credit loss reserves	$255,816	$14,896,601	1.72	$248,321	$14,590,744	1.70

N.M. Not Meaningful.

The increase in the consumer real estate allowance was primarily due to increased provision for credit losses as the balance of restructured consumer real estate loans increased.  The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts as loans migrate to classified commercial loans or to non-accrual.  Charge-offs are taken against such specific reserves.  The commercial allowance levels increased from year-end due to these factors.  The increase in the inventory finance allowance was primarily due to the growth of the inventory finance business.

The following table sets forth additional information regarding net charge-offs.

	Three Months Ended
	September 30, 2010		September 30, 2009
	Net		Net
(Dollars in thousands)	Charge-offs	Loss Rate (1)	Charge-offs	Loss Rate (1)
Consumer real estate
First mortgage liens	$20,119	1.63%	$15,694	1.27%
Junior liens	14,374	2.50	14,201	2.44
Total consumer real estate	34,493	1.91	29,895	1.65
Consumer other	1,737	N.M.	2,587	N.M.
Total consumer real estate and other	36,230	2.00	32,482	1.78
Commercial real estate	12,962	1.56	6,758.85
Commercial business	(136)	(.16)	4,514	3.78
Total commercial	12,826	1.40	11,272	1.23
Leasing and equipment finance	8,674	1.16	9,409	1.34
Inventory finance	80.05		94.20
Total	$57,810	1.58	$53,257	1.52

(1) Represents the ratio of net charge-offs to average loans and leases, annualized.

N.M. Not Meaningful.

	Nine Months Ended
	September 30, 2010		September 30, 2009
	Net		Net
(Dollars in thousands)	Charge-offs	Loss Rate (1)	Charge-offs	Loss Rate (1)
Consumer real estate
First mortgage liens	$53,162	1.44%	$37,966	1.03%
Junior liens	40,042	2.32	37,251	2.10
Total consumer real estate	93,204	1.72	75,217	1.38
Consumer other	3,723	N.M.	5,538	N.M.
Total consumer real estate and other	96,927	1.78	80,755	1.47
Commercial real estate	27,664	1.12	29,929	1.29
Commercial business	2,141.73		7,440	2.04
Total commercial	29,805	1.07	37,369	1.39
Leasing and equipment finance	22,831	1.01	19,639.95
Inventory finance	579.12		94.11
Total	$150,142	1.37	$137,857	1.33

(1) Represents the ratio of net charge-offs to average loans and leases, annualized.

N.M. Not Meaningful.

Consumer real estate net charge-offs for the third quarter of 2010 increased $4.6 million, compared to the same 2009 period.  During the first nine months of 2010, consumer real estate net charge-offs increased $18 million, compared with the same 2009 period.  The increase in consumer real estate net charge-offs was primarily due to an increase in non-performing loans, primarily in the Illinois region.  Commercial real estate net charge-offs for the third quarter of 2010 increased $6.2 million, compared with the same 2009 period.  During the first nine months of 2010, commercial real estate net charge-offs decreased $2.3 million, compared with the same 2009 period.  The decrease in total commercial net charge-offs was primarily due to the decreased severity of charge-offs on commercial business loans during the first nine months of 2010 as compared to the first nine months of 2009.  Leasing and equipment finance net charge-offs for the third quarter of 2010 decreased $735 thousand, compared with the same 2009 period.  During the first nine months of 2010, leasing and equipment finance net charge-offs increased $3.2 million, compared with the same 2009 period.  The increase was primarily due to depressed economic conditions.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and leases and other real estate owned.  Non-performing assets are summarized in the following table.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2010	2009	Change
Non-accrual loans and leases:
Consumer real estate
First mortgage lien	$140,315	$118,313	$22,002
Junior lien	26,225	20,846	5,379
Total consumer real estate	166,540	139,159	27,381
Consumer other	57	141	(84)
Total consumer	166,597	139,300	27,297
Commercial real estate	120,252	77,627	42,625
Commercial business	41,637	28,569	13,068
Total commercial	161,889	106,196	55,693
Leasing and equipment finance	40,455	50,008	(9,553)
Inventory finance	871	771	100
Total non-accrual loans and leases	369,812	296,275	73,537
Other real estate owned:
Residential real estate	88,303	66,956	21,347
Commercial real estate	47,841	38,812	9,029
Total other real estate owned	136,144	105,768	30,376
Total non-performing assets	$505,956	$402,043	$103,913
Non-performing assets as a percentage of:
Loans and leases and other real estate owned	3.37%	2.74%	63	bps
Total assets	2.76	2.25	51
Non-performing assets secured by residential real estate as a percentage of total non-performing assets	50.4	51.3	(9)
Other real estate owned:
Residential real estate
Properties owned	480	298	182
Properties subject to redemption	260	206	54
Total residential real estate	740	504	236
Commercial real estate	33	42	(9)
Total other real estate properties	773	546	227

Interest income recognized on loans and leases in non-accrual status totaled $2 million and $4.9 million for the third quarter and first nine months of 2010, respectively, compared with $1.2 million and $2 million for the same 2009 periods.  Contractual interest not recognized on non-accrual loans and leases totaled $11 million and $29.7 million for the third quarter and first nine months of 2010, respectively, compared with $8.7 million and $22 million for the same 2009 periods.  The increases from the third quarter and first nine months of 2009 were a result of the increase in non-accrual loans and leases.

The changes in the amount of non-accrual loans and leases for the three and nine months ended September 30, 2010 are summarized in the following table.

			Leasing and
			Equipment	Inventory
At or for the three months ended September 30, 2010	Consumer	Commercial	Finance	Finance	Total
Balance, beginning of period	$151,104	$129,266	$48,777	$1,035	$330,182
Additions	70,146	62,435	10,109	1,239	143,929
Charge-offs	(15,086)	(13,084)	(7,812)	(4)	(35,986)
Transfers to other assets	(21,677)	(13,787)	(3,858)	(135)	(39,457)
Return to accrual status	(14,708)	—	(290)	(787)	(15,785)
Payments received	(2,521)	(6,194)	(6,470)	(468)	(15,653)
Other, net	(661)	3,253	(1)	(9)	2,582
Balance, end of period	$166,597	$161,889	$40,455	$871	$369,812

			Leasing and
			Equipment	Inventory
At or for the nine months ended September 30, 2010	Consumer	Commercial	Finance	Finance	Total
Balance, beginning of period	$139,300	$106,196	$50,008	$771	$296,275
Additions	184,699	119,256	44,791	4,665	353,411
Charge-offs	(40,047)	(27,280)	(20,085)	(10)	(87,422)
Transfers to other assets	(72,391)	(19,978)	(13,394)	(231)	(105,994)
Return to accrual status	(34,308)	—	(2,116)	(3,065)	(39,489)
Payments received	(6,665)	(18,632)	(18,749)	(1,291)	(45,337)
Other, net	(3,991)	2,327	—	32	(1,632)
Balance, end of period	$166,597	$161,889	$40,455	$871	$369,812

Charge-offs and allowance recorded to date against the non-accrual loan and lease portfolio as a percentage of the remaining contractual loan balance prior to non-accrual status as of September 30, 2010 is summarized in the following table.

		Charge-offs
	Contractual	and Allowance	Net
(Dollars in thousands)	Balance	Recorded	Exposure	Impairment (1)
Consumer	$208,397	$43,087	$165,310	20.7%
Commercial	202,350	56,800	145,550	28.1
Leasing and equipment finance	40,455	11,590	28,865	28.6
Inventory finance	871	170	701	19.5
Total at September 30, 2010	$452,073	$111,647	$340,426	24.7

(1) Represents the ratio of charge-offs and allowance recorded to the contractual loan balances prior to non-accrual status.

The changes in the amount of other real estate owned for the three and nine months ended September 30, 2010 are summarized in the following table.

At or for the three months ended September 30, 2010	Consumer	Commercial	Total
Balance, beginning of period	$81,895	$36,036	$117,931
Transferred in, net of charge-offs	27,719	13,787	41,506
Sales	(17,399)	(1,275)	(18,674)
Writedowns	(3,179)	(600)	(3,779)
Other, net	(733)	(107)	(840)
Balance, end of period	$88,303	$47,841	$136,144

At or for the nine months ended September 30, 2010	Consumer	Commercial	Total
Balance, beginning of period	$66,956	$38,812	$105,768
Transferred in, net of charge-offs	89,970	17,115	107,085
Sales	(60,381)	(3,633)	(64,014)
Writedowns	(9,234)	(1,787)	(11,021)
Other, net	992	(2,666)	(1,674)
Balance, end of period	$88,303	$47,841	$136,144

The summary of charge-offs and write-downs recorded to date on other real estate owned compared to the contractual balances prior to non-performing status is summarized in the following table.

	Contractual
	Loan Balance	Charge-offs	Other
	Prior to Non-	and Writedowns	Real Estate
(Dollars in thousands)	performing status	Recorded	Owned Balance	Impairment (1)
Consumer	$120,184	$31,881	$88,303	26.5%
Commercial	76,880	29,039	47,841	37.8
Total at September 30, 2010	$197,064	$60,920	$136,144	30.9

(1) Represents the ratio of charge-offs and write-downs recorded to the contractual loan balances prior to non-performing status.

Consumer real estate properties owned increased in the first nine months of 2010 due to the addition of 725 new properties less sales of 543 properties.  The increase in consumer real estate properties owned is primarily due to increased delinquencies progressing through the foreclosure process, primarily in the Illinois region.  Consumer real estate loans are charged-off to their estimated net realizable values upon entering non-accrual status.  Any necessary additional reserves are established for commercial, leasing and equipment finance and inventory finance loans and leases when reported as non-accrual.  Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property.

Repossessed and Returned Equipment

At September 30, 2010 and December 31, 2009, TCF had $12.2 million and $17.2 million, respectively, of repossessed and returned equipment held for sale primarily in its Specialty Finance business.  The overall economic environment influences the level of repossessed and returned equipment, the demand for these types of used equipment in the marketplace and the fair value or ultimate sales prices at disposition.  TCF periodically determines the fair value of this equipment and, if lower than its recorded basis, makes adjustments.

Impaired Loans

Loans that are considered to be impaired, are reviewed regularly by management and are generally placed on non-accrual status when the collection of interest or principal is 90 days or more past due (150 days or more past due or six payments are owed for consumer real estate loans), unless the loan is adequately secured and in the process of collection. Consumer real estate loans are also placed on non-accrual status if, upon notification of bankruptcy, the loan is 60 days or more past due. If the loan is current at notification of bankruptcy, the loan is placed on non-accrual status at 60 days past due or when three payments are owed, or after a partial charge-off, which management feels is appropriate based on the experience of our customer’s activity and loan type.  As of September 30, 2010 and December 31, 2009, approximately 77 percent of TCF consumer real estate customers in bankruptcy were less than 60 days past due on their payments.  Collectability and historical performance, including charge-offs and payment performance of each individual loan and customer, are considered in determining the loan classification and required allowance for losses.  For the nine months ended September 30, 2010, interest income would have been reduced by approximately $72 thousand, had the accrual of interest income been discontinued upon notification of bankruptcy.

Impaired loans include non-accrual commercial real estate and commercial business loans, equipment finance loans, inventory finance loans and any restructured consumer real estate or commercial loans.  Non-accrual impaired loans are included in the previous disclosures of non-performing assets.  Impaired loans are summarized in the following table.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2010	2009	Change
Non-accrual loans (1):
Consumer real estate	$25,489	$15,416	$10,073
Commercial real estate	120,252	77,627	42,625
Commercial business	41,637	28,569	13,068
Leasing and equipment finance	13,825	14,204	(379)
Inventory finance	871	771	100
Subtotal	202,074	136,587	65,487
Accruing restructured consumer real estate	315,588	252,510	63,078
Accruing restructured commercial real estate	5,468	—	5,468
Total impaired loans	$523,130	$389,097	$134,033

(1) Includes non-accrual loans previously restructured.

The increase in impaired loans from December 31, 2009 was primarily due to a $63.1 million increase in accruing consumer real estate restructured loans and a small number of commercial real estate loans migrating to non-accrual status.  There were $304.9 million and $249.6 million of accruing restructured consumer real estate loans less than 90 days past due as of September 30, 2010 and December 31, 2009, respectively.  Non-accrual impaired loans included $34.8 million and $25 million of restructured loans at September 30, 2010 and December 31, 2009, respectively.  The allowance for loan and lease losses for impaired loans was $55.2 million at September 30, 2010, compared with $40.6 million at December 31, 2009.  The average balance of total impaired loans during the three months ended September 30, 2010 was $496.6 million, compared with $342 million during the three months ended December 31, 2009.

Loan Modifications for Borrowers with Financial Difficulties

TCF may modify certain loans to retain customers or to maximize collection of loan balances.  TCF has maintained several programs designed to assist consumer real estate customers by extending payment dates or reducing customers’ contractual payments.  All loan modifications are made on a case-by-case basis.  Under these programs, TCF typically reduces customer’s contractual payments for a period of 12 to 18 months.  If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession that it would not have otherwise considered, the loan is classified as a restructured loan.  Restructured loans generally continue to accrue interest if the loan was accruing interest at the time of the modification, although at lower rates than the original loans, if customers have demonstrated a willingness and ability to make modified loan payments.  At September 30, 2010, all consumer restructured loans were temporary modifications, except for $20 million which were permanent modifications.  Temporary modifications are no longer classified as restructured loans once they complete the temporary modification term (typically 12 to 18 months) and the customer makes three consecutive payments under the original contractual terms.  If TCF has not granted a concession, the loan is not considered a restructured loan.  Modifications which are not classified as restructured loans primarily involve interest rate changes to current market rates for similarly situated borrowers.  Loan modifications to borrowers who are not experiencing financial difficulties are not included in the following reporting of loan modifications.  Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to or greater than the rate that TCF was willing to accept at the time of modification for a new loan with comparable risk and the loans are no longer impaired based on the terms of the restructuring agreements.

The following table summarizes the consumer real estate loans which have been restructured or modified for borrowers experiencing financial difficulties.

	At		At
	September 30,		December 31,
	2010		2009
		Over 60-day		Over 60-day
		Delinquency as a		Delinquency as a
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balance	Balance	Balance	Balance
Restructured loans:
Accruing	$315,588	5.51%	$252,510	2.48%
Non-accrual	25,489	N.A.	15,416	N.A.
Total restructured loans	341,077		267,926
Other loan modifications:
Accruing	16,765	18.77	32,717	11.19
Non-accrual	3,745	N.A.	1,506	N.A.
Total other loan modifications	20,510		34,223
Total loan modifications	$361,587		$302,149

N.A. Not Applicable

Consumer real estate loans that are less than 150 days past due, or six payments owing, at the time of modification remain on accrual status if there is demonstrated performance prior to the modification and payment in full under the modified loan is expected.  Otherwise, the loans are placed on non-accrual status and reported as non-performing until there is sustained repayment performance for six consecutive payments.  An accruing modified loan is re-aged to current delinquency status after the receipt of three consecutive modified payments.

Restructured loans are considered impaired loans and are evaluated separately in TCF’s allowance methodology based on the expected cash flows for loans in this status.  Reserves for losses on accruing restructured loans were $34 million, or 10.8 percent of the outstanding balance, at September 30, 2010 and $27 million, or 10.7 percent of the outstanding balance, at December 31, 2009.  TCF utilized its historical 16 percent re-default rate on restructured consumer real estate loans in determining its assumed 20 percent re-default rate included in the estimated cash flows.  The majority of restructured loans are in the early stages of their modified terms and therefore the ultimate re-default rate used in the estimated cash flows could increase.

The following table summarizes restructured and modified Wholesale Banking loans for borrowers experiencing financial difficulties.  The non-accrual restructured and modified loans are also included in the disclosures regarding non-performing assets.  The accruing restructured and modified loans are also included in the disclosures regarding classified commercial loans and leases.

	At		At
	September 30,		December 31,
	2010		2009
		Over 60-day		Over 60-day
		Delinquency as a		Delinquency as a
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balance	Balance	Balance	Balance
Restructured loans:
Accruing commercial	$5,468	—%	$—	—%
Non-accrual commercial	9,339	N.A.	9,586	N.A.
Other loan modifications:
Accruing:
Commercial	95,381	—	33,272	—
Leasing and equipment finance	21,736	1.42	31,925	3.08
Total accruing other loan modifications	117,117.26		65,197	1.51
Non-accrual:
Commercial	1,174	N.A.	—	N.A.
Leasing and equipment finance	6,579	N.A.	2,059	N.A.
Total non-accrual other loan modifications	7,753	N.A.	2,059	N.A.
Total other loan modifications	124,870		67,256
Total loan modifications	$139,677		$76,842

N.A. Not Applicable

Commercial loan modifications which are not classified as restructured loans primarily involve loans where the effective yield on the modified loan was equal to or greater than the effective yield on the original loan or loans where interest rates were changed to current market rates for borrowers with similar credit characteristics.  Loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status.  Regardless of whether contractual principal and interest payments are well secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status.  Modified loans on non-accrual status are reported as non-performing loans until there is sustained repayment performance for six months.

Restructured commercial loans are considered impaired loans and are evaluated separately in TCF’s allowance methodology based on the expected cash flows for loans in this status.  Reserves for losses on non-accruing commercial real estate restructured loans were $753 thousand, or 8.06 percent of the outstanding balance, at September 30, 2010, and $1 million, or 10.81 percent of the outstanding balance at December 31, 2009.

The overall success of the consumer real estate modification program and any other modifications will ultimately be based on the percentage of customers who are able to successfully revert back to original or increased payments after the modification period.

Past Due Loans and Leases

The following table sets forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases.  Delinquent balances are determined based on the contractual terms of the loan or lease.

	At September 30, 2010		At December 31, 2009
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Loans and Leases	Balances	Loans and Leases
Excluding acquired portfolios (1)(2):
60-89 days	$47,404.35%		$50,567.36%
90 days or more	59,700.43		44,700.33
Total	$107,104.78		$95,267.69
Including acquired portfolios (1):
60-89 days	$48,640.34%		$54,073.38%
90 days or more	64,082.44		52,056.36
Total	$112,722.78		$106,129.74

(1) Excludes non-accrual loans and leases.

(2) Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios is not expected to result in losses exceeding the credit reserves netted against the loan balances.

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type, excluding non-accrual loans and leases.

	At September 30, 2010		At December 31, 2009
	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balances	of Portfolio	Balances	of Portfolio
Consumer real estate
First mortgage lien	$80,795	1.68%	$65,074	1.34%
Junior lien	20,387.90		17,942.78
Total consumer real estate	101,182	1.43	83,016	1.16
Consumer other	61.14		215.42
Total consumer	101,243	1.42	83,231	1.16
Commercial real estate	1,260.04		22	—
Commercial business	—	—	46.01
Total commercial	1,260.04		68	—
Leasing and equipment finance	4,346.17		11,263.44
Inventory finance	255.04		705.19
Subtotal (1)	107,104.78		95,267.69
Delinquencies in acquired portfolios (2)	5,618.79		10,862	1.93
Total	$112,722.78		$106,129.74

(1) Excludes delinquencies and non-accrual loans and leases in acquired portfolios as delinquency and non-accrual migration in these portfolios is not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2) Excludes non-accrual loans and leases.  At September 30, 2010 and December 31, 2009, TCF had $711.1 million and $561.7 million of acquired loans and leases, respectively.

The increase in delinquencies from December 31, 2009 was primarily due to increased consumer real estate delinquencies, as there continues to be financial stress on consumers with high levels of under- and un-employment in TCF’s banking markets, depressed housing values and prolonged weakness in the overall economy.

Classified Commercial Loans and Leases

In addition to non-performing assets, there were $428.6 million of commercial loans and leases at September 30, 2010, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, an increase of $58.3 million from December 31, 2009.  The increase in classified commercial loans and leases was primarily due to a 22.7 percent increase in classified commercial real estate loans from December 31, 2009.  Classified commercial loans and leases exclude non-accrual loans and leases, over 90-day delinquent loans and leases, real estate owned and repossessed assets and include commercial loans and leases primarily classified for regulatory purposes as substandard or doubtful and reflect the distinct possibility, but not probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan or lease agreement.  Although these loans and leases have been identified as classified commercial loans and leases, they may never become delinquent, non-performing or impaired.  Additionally, these loans and leases are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become non-performing.  The current level of security is subject to TCF’s lien position and current collateral values.  Classified commercial loans and leases are considered in the determination of the adequacy of the allowance for loan and lease losses.

Classified commercial loans and leases are summarized as follows.

	At		At
	September 30,		December 31,
	2010		2009
	Principal	Percentage	Principal	Percentage
(In thousands)	Balances	of Portfolio	Balances	of Portfolio
Commercial real estate	$354,338	10.7%	$288,848	8.8%
Commercial business	29,754	8.8	42,464	9.5
Leasing and equipment finance	38,053	1.2	38,998	1.3
Inventory finance	6,491.8		—	—
Total	$428,636	5.6	$370,310	5.1

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF.  Deposits totaled $11.5 billion at September 30, 2010, a decrease of $106.8 million, or .9 percent, from December 31, 2009.  The decrease was primarily due to declines in certificates of deposits resulting from pricing strategies to reduce higher cost funds, partially offset by growth in checking and savings balances.  TCF’s weighted-average rate for deposits, including non-interest bearing deposits, was .48 percent at September 30, 2010, compared with .65 percent at December 31, 2009. The decrease in the weighted-average rate for deposits was due to pricing strategies on certain deposit products and mix changes.

Borrowings and Liquidity

Borrowings totaled $4.9 billion at September 30, 2010, up $170.7 million from December 31, 2009.  The weighted-average rate on borrowings was 4.31 percent at September 30, 2010, compared with 4.42 percent at December 31, 2009.   The decrease in the weighted-average rate was primarily due to an increase in low rate short-term borrowings.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources.  At September 30, 2010, TCF had $2 billion in unused, secured borrowing capacity at the FHLB of Des Moines and $529 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

See Note 6 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At September 30, 2010, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Total borrowings (1)	$4,926,192	$837,923	$199,520	$446,867	$3,441,882
Annual rental commitments under non-cancelable operating leases	219,696	27,057	47,228	40,931	104,480
Campus marketing agreements	47,762	4,371	6,286	5,885	31,220
Construction contracts	305	305	—	—	—
Visa indemnification (2)	2,424	2,424	—	—	—
	$5,196,379	$872,080	$253,034	$493,683	$3,577,582

(In thousands)	Amount of Commitment — Expiration by Period
		Less than	1-3	3-5	More than
Commitments	Total	1 year	years	years	5 years
Commitments to lend:
Consumer home equity and other	$1,464,476	$16,224	$165,327	$91,711	$1,191,214
Commercial	354,472	168,882	70,217	84,415	30,958
Leasing and equipment finance	124,401	124,401	—	—	—
Total commitments to lend	1,943,349	309,507	235,544	176,126	1,222,172
Standby letters of credit and guarantees on industrial revenue bonds	31,921	26,906	5	5,010	—
	$1,975,270	$336,413	$235,549	$181,136	$1,222,172

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

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with seven campuses.  TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2029.  TCF also has various renewal options, which may extend the terms of these agreements.  Campus marketing agreements are an important element of TCF’s campus banking strategy.

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third party.  These conditional commitments expire in various years through 2015.  The assets held as collateral primarily consist of commercial real estate mortgages.  Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Equity

Equity at September 30, 2010 was $1.5 billion, or 8.22 percent of total assets, compared with $1.2 billion, or 6.60 percent of total assets, at December 31, 2009.  Tangible realized common equity at September 30, 2010 was $1.3 billion, or 7.27 percent of total tangible assets, compared with $1 billion, or 5.86 percent, at December 31, 2009.  Tangible realized common equity is a non-GAAP measure and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries.  Tangible assets represent total assets less goodwill and other intangible assets.  Management reviews tangible realized common equity to tangible assets as an ongoing measure and has included this information because of current interest by investors, rating agencies and banking regulators.  The methodology for calculating tangible realized common equity may vary between companies.

The following table is a reconciliation of the non-GAAP measure of tangible realized common equity to tangible assets to the GAAP measure of total equity to total assets.

	At Sep. 30,	At Dec. 31,
(Dollars in thousands)	2010	2009
Computation of total equity to total assets:
Total equity	$1,505,962	$1,179,755
Total assets	$18,313,608	$17,885,175
Total equity to total assets	8.22%	6.60%

Computation of tangible realized common equity to tangible assets:
Total equity	$1,505,962	$1,179,755
Less: Non-controlling interest in subsidiaries	10,007	4,393
Total TCF Financial Corporation stockholders’ equity	1,495,955	1,175,362
Less:
Accumulated other comprehensive income	22,458	—
Goodwill	152,599	152,599
Other intangibles	1,275	1,405
Add:
Accumulated other comprehensive loss	—	18,545
Tangible realized common equity	$1,319,623	$1,039,903

Total assets	$18,313,608	$17,885,175
Less:
Goodwill	152,599	152,599
Other intangibles	1,275	1,405
Tangible assets	$18,159,734	$17,731,171

Tangible realized common equity to tangible assets	7.27%	5.86%

Tier 1 risk-based capital at September 30, 2010 was $1.4 billion, or 10.35 percent of risk-weighted assets, compared to $1.2 billion, or 8.52 percent of risk-weighted assets at December 31, 2009.  Tier 1 common capital at September 30, 2010 was $1.3 billion, or 9.45 percent of risk-weighted assets, compared to $1 billion, or 7.65 percent of risk-weighted assets at December 31, 2009.  Increases in tier 1 and total risk-based capital are primarily the result of TCF’s public offering of common stock in February of 2010, which raised net proceeds of $164.6 million, as well as an increase in retained earnings.

In contrast to GAAP-basis measures, the total tier 1 common capital ratio excludes the effect of qualifying trust preferred securities, qualifying non-controlling interest in subsidiaries and cumulative perpetual preferred stock.  Management reviews the total tier 1 common capital ratio as an ongoing measure and has included this information because of current interest by investors, rating agencies and banking regulators.  The methodology for calculating total tier 1 common capital may vary between companies.

The following table is a reconciliation of GAAP to non-GAAP measures.

	At	At
	September 30,	December 31,
(In thousands)	2010	2009
Total tier 1 risk-based capital ratio:
Total tier 1 capital	$1,447,070	$1,161,750
Total risk-weighted assets	$13,984,181	$13,627,871
Total tier 1 risk-based capital ratio	10.35%	8.52%

Computation of tier 1 common capital ratio:
Total tier 1 capital	$1,447,070	$1,161,750
Less:
Qualifying trust preferred securities	115,000	115,000
Qualifying non-controlling interest in subsidiaries	10,007	4,393
Total tier 1 common capital	$1,322,063	$1,042,357

Total risk-weighted assets	$13,984,181	$13,627,871

Total tier 1 common capital ratio	9.45%	7.65%

On October 18, 2010, TCF declared a regular quarterly dividend of five cents per common share, payable on November 30, 2010 to stockholders of record at the close of business on October 29, 2010.

The recently enacted Dodd-Frank Act which, among other things, disallows trust preferred securities from being included in a bank’s tier 1 capital determination following a phase out period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Recent Legislative Developments” for more information.

Recent Accounting Developments

On July 21, 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of restructured loans will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for the 2010 Annual Report on Form 10-K.

Recent Legislative Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Act was signed into law on July 21, 2010.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.   Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on TCF’s business, results of operations and financial condition.

The Act, among other things:

•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees (see “RESULTS OF OPERATIONS – Consolidated Non-Interest Income – Card Revenues”);

•	After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of a holding company’s tier 1 capital;

•

Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes in the basis for determining FDIC premiums from deposits to assets;

•

Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•

Provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and makes more loans subject to requirements for higher-cost loans, new disclosures, and certain other restrictions;

•

Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts; and

•	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee of the Board of Directors responsible for enterprise-wide risk management practices.

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

Adverse Economic or Business Conditions, Credit and Other Risks.  Continued or deepening deterioration in general economic and banking industry conditions, or continued increases in unemployment in TCF’s primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, deposit account attrition, or an inability to increase the number of deposit accounts; adverse changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including continuing declines in commercial or residential real estate values or changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF’s interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks.

Earnings/Capital Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to deteriorating conditions in the banking industry,  the economic impact on banks of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) and Emergency Economic Stabilization Act of 2008, as amended (“EESA”), and other regulatory reform legislation; the impact of financial regulatory reform, including the phase out of trust preferred securities in tier 1 capital called for by the Act, or additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity.

Legislative and Regulatory Requirements.  New consumer protection and supervisory requirements, including the Act’s creation of a new consumer protection bureau and limits on Federal preemption for state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the EESA and the Act,  or other legislative or regulatory developments such as mortgage foreclosure moratorium laws or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; reduction of interchange revenue from debit card transactions resulting from the so-called Durbin Amendment to the Act, which limits debit card interchange fees to amounts that will only allow issuers to recover incremental costs of authorization, clearance and settlement of debit card transactions, plus possibly some costs relating to fraud prevention; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions); any material failure of TCF to comply with the terms of its consent order with the Office of the Comptroller of the Currency relating to TCF’s Bank Secrecy Act compliance, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from recently enacted Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions or other adverse consequences such as increased capital requirements or higher deposit insurance assessments; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Risks Relating to New Product Introduction.  TCF has introduced a new anchor retail deposit account product that replaces TCF Totally Free Checking, and that calls for a monthly maintenance fee on accounts not meeting certain specific requirements. TCF has also implemented new regulatory requirements that prohibit financial institutions from charging NSF fees on point-of-sale and ATM transactions unless customers opt-in.  Customer acceptance of the new product changes and regulatory requirements cannot be predicted with certainty, and these changes may have an adverse impact on TCF’s ability to generate and retain accounts and on its fee revenue.

Litigation Risks.  Results of litigation, including class action litigation concerning TCF’s lending or deposit activities including account servicing processes or fees or charges, or employment practices, and possible increases in indemnification obligations for certain litigation against Visa U.S.A. (“covered litigation”) and potential reductions in card revenues resulting from covered litigation or other litigation against Visa.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next twelve months) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At September 30, 2010, net interest income is estimated to increase slightly by .7 percent compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a positive $373.5 million, or 2 percent of total assets, at September 30, 2010, compared with a negative $1.2 billion, or 6.6 percent of total assets, at December 31, 2009. The change in the gap from year-end is primarily due to decreased levels of fixed-rate loans, an increase in non-contractual deposits and increased equity.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 25 basis point decrease in current mortgage loan interest rates would increase prepayments on the $6.7 billion of fixed-rate mortgage-backed securities and consumer real estate loans at September 30, 2010, by approximately $239 million, or 29.5 percent, in the first year.  Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities and consumer real estate loans at September 30, 2010, by approximately $74 million, or 9.1 percent, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may also limit growth in net interest income or reduce net interest margin in the future.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

In July 2010, the Company implemented a new investment and wholesale borrowings accounting system in its Treasury Services division. The new system includes new operational and accounting controls and procedures and was thoroughly tested and reconciled as part of the development and conversion process.

As part of the Company’s reorganization of its management structure in late 2009, decisions were made to reorganize and centralize the decentralized finance and accounting operation related to its previous banking segments and certain corporate support areas.  This reorganization and centralization has been completed as of September 30, 2010.  In some circumstances changes were made to the internal control structure.  Management had a process in place to monitor the transition activities, including periodic reporting to the Audit Committee.  There were no other significant changes to the Company’s disclosure controls or internal controls over financial reporting during the third quarter of 2010 that have materially affected or are reasonably likely to materially affect TCF’s internal control over financial reporting.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At	At	At	At	At
(Dollars in thousands,	September 30,	June 30,	March 31,	December 31,	September 30,
except per-share data)	2010	2010	2010	2009	2009
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$14,896,601	$14,639,893	$14,706,423	$14,590,744	$14,329,264

Securities available for sale	1,947,462	1,940,331	1,899,825	1,910,476	2,060,227
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	18,313,608	18,030,045	18,187,314	17,885,175	17,743,009

Deposits	11,461,519	11,523,043	11,882,373	11,568,319	11,626,011
Short-term borrowings	344,681	14,805	17,590	244,604	21,397
Long-term borrowings	4,581,511	4,600,820	4,496,574	4,510,895	4,524,955
Total equity	1,505,962	1,474,536	1,393,617	1,179,755	1,179,839

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
SELECTED OPERATIONS DATA:
Net interest income	$173,755	$176,499	$174,662	$169,641	$161,489
Provision for credit losses	59,287	49,013	50,491	77,389	75,544
Net interest income after provision for credit losses	114,468	127,486	124,171	92,252	85,945
Non-interest income:
Fees and other revenue	129,437	136,043	123,073	135,866	128,057
Gains (losses) on securities, net	8,505	(137)	(430)	7,283	—
Total non-interest income	137,942	135,906	122,643	143,149	128,057
Non-interest expense	191,753	189,069	191,802	206,763	190,267
Income before income tax expense	60,657	74,323	55,012	28,638	23,735
Income tax expense	22,852	28,112	20,790	9,385	6,491
Income after income tax expense	37,805	46,211	34,222	19,253	17,244
Income (loss) attributable to non-controlling interest	912	1,186	301	(203)	(207)
Net income available to common stockholders	$36,893	$45,025	$33,921	$19,456	$17,451
Per common share:
Basic earnings	$.26	$.32	$.26	$.15	$.14
Diluted earnings	$.26	$.32	$.26	$.15	$.14
Dividends declared	$.05	$.05	$.05	$.05	$.05

FINANCIAL RATIOS:
Return on average assets (1)	.84%	1.02%	.76%	.43%	.39%
Return on average common equity (1)	9.95	12.71	10.68	6.57	6.03
Net interest margin (1)	4.12	4.18	4.20	4.07	3.92
Net charge-offs as a percentage of average loans and leases (1)	1.58	1.30	1.22	1.35	1.52
Average total equity to average assets	8.28	7.88	7.10	6.69	6.61
(1) Annualized

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In August 2010, TCF was named in a putative class action challenging TCF’s checking account posting practices as a breach of contract and as a violation of state consumer fraud statutes.  The plaintiffs seek damages and other relief, including restitution.  TCF’s account agreement with the customer contains an arbitration provision under which the named plaintiffs agreed to arbitrate disputes such as this in an individual (as opposed to class action) arbitration.  TCF is seeking to enforce the arbitration agreement in the United States District Court for the District of Minnesota, and the plaintiffs have sought to stay arbitration pending a possible transfer of the case to multi-district litigation in the Southern District of Florida, in which numerous other putative class actions against financial institutions asserting similar claims are pending.  TCF believes its arbitration provision is valid and enforceable and that in any event it has meritorious defenses to the claims brought by the plaintiffs.  At this early stage of the litigation, it is not possible for management of TCF to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

From time to time, TCF is also a party to other legal proceedings arising out of its lending, leasing and deposit operations.  TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities.  TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve Board and the Comptroller of the Currency.  From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages.  Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions brought against it from time to time.  Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established with confidence.  Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

Item 1A. Risk Factors

You should carefully consider the risks and the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
July 1 to July 31, 2010
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	28,326	$16.27	N.A.	N.A.

August 1 to August 31, 2010
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.

September 1 to September 30, 2010
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.
Total
Share repurchase program (1)	—	$—	—
Employee transactions (2)	28,326	$16.27	N.A.

N.A. Not Applicable

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

Item 6. Exhibits

See Index to Exhibits on page 60 of this report.

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

/s/ Thomas F. Jasper
Thomas F. Jasper, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

Dated: October 28, 2010

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(n)#	Directors Stock Grant Program

10(r)-1#	Amendment of Directors 2005 Deferred Compensation Plan effective July 19, 2010

10(t)#	Amendment of Director Retirement Plan effective July 19, 2010

12(a)#	Computation of Ratios of Earnings to Fixed Charges for periods ended September 30, 2010, December 31, 2009, 2008, 2007 and 2006.

12(b)#	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for periods ended September 30, 2010, December 31, 2009, 2008, 2007 and 2006.

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

99.1

Form of Consent Order, dated July 20, 2010, issued by the Comptroller of the Currency in the matter of TCF National Bank. [Incorporated by reference to Exhibit 99.1 of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.]

99.2

Form of Stipulation and Consent to the Issuance of a Consent Order dated July 20, 2010, issued by the Comptroller of the Currency in the matter of TCF National Bank. [Incorporated by reference to Exhibit 99.1 of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.]

101#

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

# Filed herein