Form 10-K
period 2010-12-31
TCF FINANCIAL CORP
filed 2011-02-15
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File No. 001-10253

TCF Financial Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	41-1591444
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Lake Street East, Mail Code EX0-03-A,

Wayzata, Minnesota 55391-1693

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: 952-745-2760

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $.01 per share)	New York Stock Exchange
Warrants (expiring November 14, 2018)	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

Yes  ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐         No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $2,154,546,434.

As of January 31, 2011, there were 142,946,021 shares outstanding of the registrant’s common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on April 27, 2011 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (“TCF” or the “Company”), a Delaware Corporation incorporated on April 28, 1987, is a national bank holding company based in Wayzata, Minnesota. Its principal subsidiary is TCF National Bank (“TCF Bank”), which is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets). TCF’s focus is on the delivery of retail and commercial banking products in markets served by TCF Bank, and commercial equipment loans and leases and inventory finance loans throughout the United States and Canada.

At December 31, 2010, TCF had total assets of $18.5 billion and was the 35th largest publicly traded bank holding company in the United States based on total assets as of September 30, 2010. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. References herein to the “Holding Company” or “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis.

TCF’s core businesses include Retail Banking, Wholesale Banking and Treasury Services. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance and inventory finance. TCF refers to its combined leasing and equipment finance and inventory finance businesses as Specialty Finance. Treasury Services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Segment Results” and Note 24 of Notes to Consolidated Financial Statements for information regarding TCF’s reportable operating segments.

Retail Banking

At December 31, 2010, TCF had 442 retail banking branches, consisting of 198 traditional branches, 234 supermarket branches and 10 campus branches. TCF operates 201 branches in Illinois, 111 in Minnesota, 55 in Michigan, 36 in Colorado, 26 in Wisconsin, 7 in Arizona, 5 in Indiana and 1 in South Dakota.

TCF makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation, financing of home improvements, automobiles, vacations and education.

TCF’s retail lending origination activity primarily consists of consumer real estate secured lending. It also includes originating loans secured by personal property and, to a limited extent, unsecured personal loans. Consumer loans are made on a fixed-term basis or revolving line of credit. TCF does not have any subprime lending programs nor did it ever originate 2/28 adjustable-rate mortgages (ARM) or option ARM loans.

Deposits from consumers and small businesses are a primary source of TCF’s funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, money market conditions and other factors. Consumer, small business and commercial deposits are attracted from within TCF’s primary banking market areas through the offering of a broad selection of deposit instruments including consumer interest-bearing checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.

TCF’s marketing strategy emphasizes attracting core deposits held in checking, savings, money market and certificate of deposit accounts. These accounts are a source of low-interest cost funds and provide significant fee income, including banking fees and service charges.

Campus banking represents an important part of TCF’s Retail Banking business. TCF has alliances with the University of Minnesota, the University of Michigan, the University of Illinois and four other colleges. These alliances include exclusive marketing, naming rights and other agreements. Branches have been opened on many of these college campuses. TCF provides multi-purpose campus cards for many of these colleges. These cards serve as a school identification card, ATM card, library card, security card, health care card, phone card and stored value card for vending machines or similar uses. TCF is ranked 5th largest in number of campus card banking relationships in the U.S. At December 31, 2010, there were $264.8 million in campus deposits. TCF has a 25-year naming rights agreement with the University of Minnesota to sponsor its on-campus football stadium called “TCF Bank Stadium®” which opened in 2009.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of the slowing of the economy and changing customer behavior. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. TCF offers retail checking account customers inexpensive, convenient access to funds at local merchants and ATMs through its debit card programs. Costs associated with TCF’s debit card programs are offset by interchange fees charged to retailers and recorded as non-interest income. Key drivers of non-interest income are the number of deposit accounts and related transaction activity. New regulations that became fully effective on August 15, 2010 require consumer checking account customers to elect if they want TCF to authorize debit card and ATM transactions if, at the time of authorization, there are insufficient funds in the account to cover the transaction (“opt-in”). TCF has had a process in place to discuss this service with new and existing consumer checking account customers since early 2010. Under the new regulation, any account that has not elected to opt-in is deemed by regulation to have declined the service. The opt-in election is revocable by customers at any time. Customers who have not elected to opt-in may see an increase in the number of denied transactions on their ATM or debit card transactions. These denied transactions may impact consumer payment behavior and reduce fees and service charges and card revenue. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information – Other Risks Relating to Fee Income”.

Card revenues are anticipated to be further impacted by the Durbin Amendment (the “Amendment”) to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act” or “Dodd-Frank Act”), which directs the Board of Governors of the Federal Reserve System to establish rules by April 21, 2011, required to take effect by July 21, 2011, related to debit-card interchange fees. Federal Reserve is defined as Federal Reserve Board or Federal Reserve Bank. The proposed rule released by the Federal Reserve on December 16, 2010 precludes the recovery of costs other than those permitted by the Amendment, and the resulting reduction in TCF’s average interchange rate after July 21, 2011 could approach 85%. TCF Bank has filed a lawsuit against the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) challenging the constitutionality of the Amendment on the grounds that it violates TCF’s due process rights as it requires TCF to offer the debit card product below its cost, denies TCF equal protection under the law by exempting a large number of institutions with assets less than $10 billion and violates TCF’s rights under the takings clause of the Constitution of the United States by causing TCF to bear a substantial competitive and financial burden without just compensation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Non-Interest Income” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” for additional information.

TCF does not engage in loan sales to securitizers of asset-backed securities and as a result, is not subject to any representations, warranties or other enforcement mechanisms by investors in an asset-backed securities offering.

Wholesale Banking

Commercial Real Estate Lending  Commercial real estate loans are loans originated by TCF that are secured by commercial real estate which includes retail centers, multi-family housing, office buildings and, to a lesser extent, commercial real estate construction loans, mainly to borrowers based in its primary banking markets.

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

TCF concentrates on originating commercial business loans to middle-market companies with borrowing requirements of less than $25 million. Substantially all of TCF’s commercial business loans outstanding at December 31, 2010 were to borrowers based in its primary banking markets.

Commercial Banking  Small business and commercial deposits are attracted from within TCF’s primary banking market areas through the offering of a broad selection of deposit instruments including small business and commercial demand deposit accounts, interest-bearing checking accounts, money market accounts, regular savings accounts and certificates of deposit.

Leasing and Equipment Finance TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse types of small to large companies. TCF’s leasing and equipment finance businesses, TCF Equipment Finance, Inc. (“TCF Equipment Finance”) and Winthrop Resources Corporation (“Winthrop Resources”), finance equipment in all 50 states and, to a limited extent, in foreign countries. TCF Equipment Finance delivers equipment finance solutions to small and mid-size companies in various industries with significant diversity in the types of underlying equipment. Winthrop Resources focuses on providing customized lease financing to meet the special needs of mid-size and large companies and health care facilities that procure high-tech equipment such as computers, servers, telecommunication and other technology equipment. During 2009, Winthrop Resources acquired all of the outstanding shares of Fidelity National Capital, Inc. (“FNCI”), which provided technology financing through leasing solutions similar to those provided by Winthrop, which broadened its market diversification.

Inventory Finance  TCF’s Inventory Finance business originates commercial variable-rate loans which are secured by the underlying floorplan equipment and supported by repurchase agreements from original equipment manufacturers, with a focus on consumer electronics, household appliances, lawn and garden products and power sports products. TCF Inventory Finance operates primarily in the U.S. with a presence in Canada. TCF Inventory Finance commenced lending operations in December of 2008. In 2009, TCF Inventory Finance formed a joint venture with The Toro Company (“Toro®”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro and Exmark® brands with reliable, cost-effective sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron.

Treasury Services

TCF Bank has authority to invest in various types of liquid assets, including United States Department of the Treasury (“U.S. Treasury”) obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks, bankers’ acceptances and federal funds. TCF Bank’s investments do not include commercial paper, asset-backed commercial paper, asset-backed securities secured by credit cards or auto loans, trust preferred securities or preferred stock of Fannie Mae or Freddie Mac. TCF Bank also has not participated in structured investment vehicles and does not have any bank-owned life insurance. TCF Bank must also meet reserve requirements of the Federal Reserve, which are imposed based on amounts on deposit in various deposit categories. TCF’s reserve requirements are largely met through TCF’s vault cash levels.

Sources of Funds

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

As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities (repurchase agreements) with major investment banks or the FHLB utilizing government securities or mortgage-backed securities as collateral. Generally, securities with a market value in excess of the amount borrowed are required to be deposited as collateral with the counterparty to a repurchase agreement. The creditworthiness of the counterparty is important in establishing the overcollateralized amount of securities delivered by TCF is protected. TCF only enters into repurchase agreements with institutions having a satisfactory credit profile.

Information concerning TCF’s FHLB advances, repurchase agreements, subordinated notes, junior subordinated notes (trust preferred securities) and other borrowings is set forth in “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Borrowings” and in Notes 10 and 11 of Notes to Consolidated Financial Statements.

Other Information

Activities of Subsidiaries of TCF Financial Corporation  TCF’s business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF’s consolidated financial statements. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings. TCF Bank’s subsidiaries principally engage in Leasing and Equipment Finance and Inventory Finance activities. See “Item 1.  Business – Wholesale Banking” for more information.

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

Employees  As of December 31, 2010, TCF had 7,363 employees, including 2,385 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are provided on a contributory basis, including comprehensive medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

Regulation

The banking industry is generally subject to extensive regulatory oversight. TCF Financial, as a publicly held bank holding company, and TCF Bank, which has deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. TCF Financial’s primary regulator is the Federal Reserve and TCF Bank’s primary regulator is the OCC.

Regulatory Capital Requirements  TCF Financial and TCF Bank are subject to regulatory capital requirements of the Federal Reserve and the OCC, respectively, as described below. These regulatory agencies are required by law to take prompt action when institutions are viewed to be unsafe or unsound or do not meet certain minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines five levels of capital condition, the highest of which is “well-capitalized”. It requires that regulatory authorities subject undercapitalized institutions to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or restrictions on activities. Undercapitalized banks must develop a capital restoration plan and the parent bank holding company is required to guarantee compliance with the plan. TCF Financial and TCF Bank are “well-capitalized” under the FDICIA capital standards.

The Federal Reserve and the OCC also have adopted rules that could permit them to quantify and account for interest-rate risk exposure and market risk from trading activity and reflect these risks in higher capital requirements. New legislation, additional rulemaking, or changes in regulatory policies may affect future regulatory capital requirements applicable to TCF Financial and TCF Bank. The ability of TCF Financial and TCF Bank to comply with regulatory capital requirements may be adversely affected by legislative changes, future rulemaking or policies of regulatory authorities, unanticipated losses or lower levels of earnings.

Restrictions on Distributions  TCF Financial’s ability to pay dividends is subject to limitations imposed by the Federal Reserve. In general, Federal Reserve regulatory guidelines call upon a bank holding company’s board of directors to take a number of factors into account when considering the payment of dividends, including the quality and level of current and future earnings.

Dividends or other capital distributions from TCF Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial’s borrowings, or for its other cash needs. The ability of TCF Financial and TCF Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements. Payment of dividends may be subject to regulatory approval. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies.

In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements, including the U.S. regulatory rule-making relative to the implementation of the capital and liquidity standards under Basel III, the international regulatory framework for banks. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. In addition, income tax considerations may limit the ability of TCF Bank to make dividend payments in excess of its current and accumulated tax “earnings and profits” (“E&P”). Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Liquidity Management” and Notes 13 and 14 of Notes to Consolidated Financial Statements.

Regulation of TCF and Affiliates and Insider Transactions  TCF Financial is subject to Federal Reserve regulations, examinations and reporting requirements relating to bank holding companies. Subsidiaries of bank holding companies like TCF Bank are subject to certain restrictions in their dealings with holding company affiliates.

A holding company must serve as a source of strength for its subsidiary banks, and the Federal Reserve may require a holding company to contribute additional capital to an under-capitalized subsidiary bank. In addition, the OCC may assess TCF if it believes the capital of TCF Bank has become impaired. If TCF were to fail to pay such an assessment within three months, the Board of Directors must cause the sale of TCF Bank’s stock to cover a deficiency in the capital. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

Under the Bank Holding Company Act (“BHCA”), Federal Reserve approval is required before acquiring more than 5% control, or substantially all of the assets, of another bank, or bank or bank holding company, or merging or consolidating with such a bank or holding company. The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, or conducting activities permitted by the Federal Reserve as being closely related to the business of banking. Further restrictions or limitations on acquisitions or establishing financial subsidiaries may also be imposed by TCF’s regulators or examiners.

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

Insurance of Accounts  On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Act that provides for unlimited insurance coverage of certain non-interest bearing accounts. Beginning December 31, 2010, through December 31, 2012, all non-interest bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

The FDIC has set a designated reserve ratio of 1.35% ($1.35 for each $100 of insured deposits) for the Deposit Insurance Fund (“DIF”). The Federal Deposit Insurance Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50% . The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35% . There is no requirement to achieve a specific ratio within a given timeframe. The DIF reserve ratio calculated by the FDIC at September 30, 2010 was a negative .15% and therefore, the FDIC needs to increase premiums charged to banks.

In 2010, the annual insurance premiums on bank deposits insured by the DIF varied between $.07 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.78 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

On November 12, 2009, the FDIC adopted a final rule requiring depository institutions to prepay their estimated quarterly insurance premium for fourth quarter 2009 and all of 2010, 2011 and 2012. TCF Bank prepaid $77.6 million of such premium on December 30, 2009 and $50.5 million remained as a prepaid balance at December 31, 2010. The expense related to this prepayment is anticipated to be recognized over the next two years based on actual calculations of quarterly premiums.

The Dodd-Frank Act requires changes to a number of components of the FDIC insurance assessment, with an implementation date of April 1, 2011. The changes amend the current methodology used to determine the assessments paid by institutions with assets greater than $10 billion, including changing the assessment base from deposits to total average assets less tier 1 capital. Additionally, the FDIC has developed a scorecard approach to determine a separate assessment rate for each institution with assets greater than $10 billion. As a result of these changes, TCF’s FDIC insurance expense is expected to increase by approximately $15 million in 2011.

In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2010 ranged from $.0102 to $.0104 for each $100 of deposits. Financing Corporation assessments of $1.2 million, $1.2 million and $1.1 million were paid by TCF Bank for 2010, 2009 and 2008, respectively.

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

Examinations and Regulatory Sanctions  TCF is subject to periodic examination by the Federal Reserve, OCC and the FDIC. Bank regulatory authorities may impose a number of restrictions or new requirements on institutions, including, but not limited to, growth limitations, dividend restrictions, individual increased regulatory capital requirements, increased loan, lease and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Certain enforcement actions may not be publicly disclosed by TCF or its regulatory authorities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution’s directors, officers, employees, agents or independent contractors. Under the Bank Secrecy Act (“BSA”), the OCC is obligated to take enforcement action where it finds a statutory or regulatory violation that would constitute a program violation.

In its 2009 examinations of TCF’s compliance with the BSA, the OCC identified instances of non-compliance that constitute a program violation. On July 20, 2010, TCF National Bank agreed to the issuance of a

Consent Order (the “Order”) by the OCC, the Bank’s primary banking regulator, addressing certain matters related to the BSA. The Order requires the Bank to address deficiencies in the Bank’s BSA program identified by the OCC, including review and revision of the Bank’s BSA risk assessment, BSA Compliance Program, and Suspicious Activity Report filing procedures and processes. The OCC did not identify any systemic undetected criminal activity or money laundering. The Bank is also required to address performing appropriate due diligence when an account is opened, and to review transactions since November 2008 for compliance. The Bank is implementing or has implemented corrective action for each deficiency and expects to satisfy all of the requirements of the Order in a timely fashion. The Order does not call for the payment of a civil money penalty. Material failure to comply with the Order could result in enforcement actions by the OCC.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act  The Act was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific provisions of the Act. Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on TCF’s business, results of operations and financial condition.

The Act, among other things:

•     Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Non-Interest Income – Card Revenue”);

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

•     Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on business checking accounts starting July 2011; and

•     Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee of the Board of Directors responsible for enterprise-wide risk management practices.

Taxation

Federal Taxation  The statute of limitations on TCF’s consolidated federal income tax return is closed through 2006.

State Taxation  TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions. TCF’s primary banking activities are in the states of Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction. See “Risk Factors”.

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Income Taxes” and Notes 1 and 12 of Notes to Consolidated Financial Statements for additional information regarding TCF’s income taxes.

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

In defining the Company’s risk profile, management organizes risks into three main categories: Credit Risk, Market Risk (which includes interest-rate risk, liquidity risk, foreign currency risk and price risk) and Operational Risk (which includes transaction risk and compliance risk). Policies, systems and procedures have been adopted which are intended to identify, assess, control, monitor, and manage risk in each of these areas.

TCF appointed a dedicated Chief Risk Officer (“CRO”) in 2010 to further enhance its enterprise risk management governance process. The CRO is a senior executive, reporting directly to both the Company’s Chief Executive Officer and Audit Committee Chairman. The CRO has primary responsibility for enterprise wide risk management and Integrated Risk Control Services (formerly referred to as Internal Audit) department across all lines of business at TCF. Additionally, the heads of the various business lines within the company are responsible for identifying the most significant risks in their respective areas. Risk officers are assigned to key business units. The risk officers, while reporting directly to their respective line of business, facilitate implementation of the enterprise risk management and governance process. Each business line within the Company maintains policies, systems and procedures which are intended to identify, assess, control, monitor, and manage risk within each area. Management continually reviews the adequacy and effectiveness of these policies, systems and procedures. An Enterprise Risk Management Committee consisting of senior executives within the Company supports the CRO.

As an integral part of the risk management process, management has established various committees consisting of senior executives and others within the Company. The purpose of these committees is to closely monitor risks and ensure that adequate risk management practices exist within their respective areas of authority. Some of the principal committees include the Credit Policy Committee, Concentration Credit Risk Management Committee, Asset/Liability Management Committee (“ALCO”), Investment Committee, Capital Planning Committee and various financial reporting and compliance-related committees. Overlapping membership of these committees helps provide a unified view of risk on an enterprise-wide basis.

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

TCF has a Concentration Credit Risk Management Committee that meets regularly and is responsible for monitoring the loan and lease portfolio composition and risk tolerance within the various segments of the portfolio. The Concentration Credit Risk Management Committee and the Board of Directors have adopted a Concentration Policy to direct management of the Company’s concentration risk. To manage credit risk arising from lending and leasing activities, management has adopted and maintains underwriting policies and procedures, and periodically reviews the appropriateness of these policies and procedures. Customers and guarantors or recourse providers are evaluated as part of the initial underwriting processes and through periodic reviews. For consumer loans, credit scoring models are used to help determine eligibility for credit and terms of credit. These models are periodically reviewed to verify they are predictive of borrower performance. Limits are established on the exposure to a single customer (including their affiliates) and on concentrations for certain categories of customers. Loan and lease credit approval levels are established so that larger credit exposures receive managerial review at the appropriate level through various credit committees.

Management continuously monitors asset quality in order to manage the Company’s credit risk and to determine the appropriateness of valuation allowances. This includes, in the case of commercial loans and leases, a risk rating methodology under which a rating (1 through 9) is assigned to every loan and lease. The rating reflects management’s assessment of the level of the customer’s financial and operational condition which may impact repayment. Asset quality is monitored separately based on the type or category of loan or lease. This allows management to better define the Company’s loan and lease portfolio risk profile. Management also uses various risk models to estimate probable impact on payment performance under various expected or unexpected scenarios.

If the weak economic conditions continue to prevail throughout 2011 and beyond, credit risk will continue to be elevated. A weakening economy, increasing unemployment or further deterioration of housing markets could result in increased credit losses.

The Company manages securities transaction risk by monitoring all unsettled transactions. All counterparties and transaction limits are reviewed and approved annually by both ALCO and the Company’s senior credit committee. To further manage credit risk in the securities portfolio, over 99% of the securities held in the securities available for sale portfolio are issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Market Risk Management (Including Interest-Rate Risk and Liquidity Risk)  Market risk is defined as the potential for losses arising from changes in interest rates, equity prices, and other relevant market rates or prices, and includes interest-rate risk, liquidity risk, foreign currency risk and price risk. Interest-rate risk and liquidity risk are the Company’s primary market risks.

Interest-Rate Risk  Interest-rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to adverse movements in interest rates. Interest-rate risk arises mainly from the structure of the balance sheet. The primary goal of interest-rate risk management is to control exposure to changes in market interest-rates within acceptable tolerances established by ALCO and the Board of Directors.

The major sources of the Company’s interest-rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including use of simulation analyses and valuation analyses.

Simulation analyses are used to model net interest income from asset and liability positions over a specified time period (generally one and two years), and the sensitivity of net interest income under various interest rate scenarios. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists, and changes in assumptions about customer behavior in various interest rate scenarios. The simulation analyses are based on various key assumptions which relate to the behavior of interest rates and spreads, changes in product balances, the repricing characteristics of products, and the behavior of loan and deposit customers in different rate environments. The simulation analyses do not necessarily take into account all actions management may undertake in response to anticipated changes in interest rates.

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

Management also uses valuation analyses to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analyses. Net interest income simulation highlights exposure over a relatively short time period (12 or 24 months), and valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. Valuation analysis addresses only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, valuation analysis is based on key assumptions about the timing and variability of balance sheet cash flows and does not take into account actions management may undertake in response to anticipated changes in interest rates.

ALCO meets regularly and is responsible for reviewing the Company’s interest rate sensitivity position and establishing policies to monitor and limit exposure to interest-rate risk.

Liquidity Risk  Liquidity risk is defined as the risk to earnings or capital arising from the Company’s inability to meet its obligations when they come due without incurring unacceptable losses.

ALCO and the Board of Directors have adopted a Liquidity Management Policy to direct management of the Company’s liquidity risk. The objective of the liquidity management policy is to ensure that TCF meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity will provide TCF with the ability to meet both expected and unexpected cash flows and collateral needs. Key liquidity ratios, level of asset liquidity, and the amount available from available funding sources are reported to ALCO on a monthly basis. At year end, TCF’s Liquidity Management Policy and current operating practices established a minimum on-balance sheet asset liquidity target of $350 million, a maximum unsecured short-term daily borrowing limit of $225 million, and collateral pledged at the Federal Reserve Discount Window having a borrowing capacity of $500 million.

TCF’s asset liquidity may be held in the form of on-balance sheet cash invested with the Federal Reserve or the use of overnight Federal Funds Sold to highly rated counterparties or short-term U.S. Treasury Bills or Notes. Other asset liquidity can be provided by unpledged, AAA rated securities which could be sold or pledged to various counterparties under established TCF lines. At December 31, 2010, TCF had asset liquidity of $507 million.

Deposits are TCF’s primary source of funding. In addition, TCF maintains secured sources of funding, which include $1.7 billion in secured borrowing capacity at the FHLB of Des Moines and $529 million of secured borrowing capacity at the Federal Reserve Discount Window. TCF’s secured borrowing capacity with the FHLB is dependent upon the maintenance by TCF of a Borrowing Base Certificate which pledges consumer and commercial real estate loans to the FHLB under a blanket lien. In addition, the FHLB relies upon its own internal credit analysis of TCF’s financial results when determining TCF’s secured borrowing capacity. Should the FHLB lower its internal issuer credit rating on TCF, TCF’s secured borrowing capacity could be reduced, TCF could be required to change collateral from a blanket lien to physically delivering loan files which would be held at the FHLB, or both.

Additionally, diminished borrowing capacity could result from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources.

TCF has developed and maintains a contingency funding plan should certain liquidity needs arise.

Other Market Risks  The Company is also exposed to foreign currency risk as changes in foreign exchange rates may impact the Company’s investment in TCF Commercial Finance Canada, Inc. (“TCFCFC”) or results of other transactions in countries outside of the United States. During 2010, TCF entered into forward foreign exchange contracts in order to minimize the risk of changes in foreign exchange rates on its investment in and loans to TCFCFC and on certain other foreign lease transactions. The value of forward foreign exchange contracts vary over their contractual lives as the related currency exchange rates fluctuate. TCF may also experience realized and unrealized gains or losses on forward foreign exchange contracts as a result of changes in foreign exchange rates.

The investments in FHLB stock are required investments related to TCF’s borrowings from these banks. FHLBs obtain their funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt. The FHLB system has experienced financial stress in recent years, and some of the regional banks within the FHLB system have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. The ultimate impact of these developments on the FHLB system or its programs for advances to members is not clear. TCF’s investments in the FHLB and ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.

Operational Risk Management  Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, incorrect or inadequate execution, and systems, or external events. This definition includes transaction risk, which includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Transaction risk encompasses product development and delivery, transaction processing, information technology systems, and the internal control environment. The definition of operational risk also includes compliance risk, which is the risk of loss from violations of, or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards.

The Company’s Integrated Risk Control Services department periodically assesses the adequacy and effectiveness of the Company’s processes for controlling and managing risks in all core areas of operations. This includes determining whether internal controls and information systems are properly designed and adequately tested and reviewed. This also includes determining whether the system of internal controls over financial reporting is appropriate for the type and level of risks posed by the nature and scope of the Company’s activities. Audit plans are prepared using a risk-based methodology as well as any concerns identified by management, the Audit Committee, regulators or the Company’s independent registered public accounting firm. Significant issues related to the adequacy of controls, together with recommendations for improvements to those controls, are reported to management and the Audit Committee.

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

In July 2010, TCF National Bank entered into a consent order with the OCC directing the Bank to address certain deficiencies relating to the BSA. See “Item 1. Business – Regulation – Examinations and Regulatory Sanctions”.

Other Risks

Declines in Real Estate Values  Declines in home and real estate values in TCF’s markets have adversely impacted results of operations. Like all banks, TCF is subject to the effects of any economic downturn, and in particular, a continued decline in real estate values in TCF’s markets could have a further negative effect on results of operations. A significant further decline in home values would likely lead to an additional decrease in new consumer real estate loan originations, increased delinquencies, defaults, non-accrual and accruing modified loans, as well as increased losses in this portfolio. A significant further decline in commercial real estate values would likely lead to an additional reduction of TCF’s secured interest levels and potentially increase accruing modified loans or non-accrual loans.

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

Soundness of other financial institutions  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. TCF has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Many of these transactions expose TCF to credit risk in the event of default of a counterparty or client. In addition, TCF’s credit risk may be exacerbated when collateral held cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due. Any such losses could have a material and adverse effect on TCF’s financial condition and results of operations.

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

New Products  In 2010, TCF introduced a new anchor retail deposit account product that replaced TCF Totally Free Checking, and that calls for a monthly maintenance fee on accounts not meeting certain requirements. After gauging the impact and response from customers and competition, TCF amended the fee waiver criteria in early 2011 to be more customer-friendly and to generate and retain accounts. TCF also implemented new regulatory requirements that prohibit financial institutions from charging NSF fees on point-of-sale and ATM transactions unless customers opt-in. The opt-in election is revocable by customers at any time. In 2011, TCF is considering retail checking account changes that include charging a daily negative balance fee in lieu of a per item NSF fee. This is a unique product that TCF hopes will simplify this process for customers by eliminating fees for each item presented and assessing a single fee for each day an account is overdrawn. TCF continually seeks to react to changes in competitive conditions and customer behavior, but uncertainties relating to customer acceptance of new products and competitive conditions could adversely impact TCF’s new account origination activity and fee income.

Card Revenue  Future card revenues may be impacted by class action litigation against Visa USA Inc. (Visa USA) and MasterCard®. Under Visa USA’s Bylaws, TCF has a contingent obligation to indemnify Visa USA for certain litigation unrelated to TCF. See page 28 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details of TCF’s contingent obligation to indemnify Visa USA for certain litigation.

Merchants are also seeking to develop independent card products or payment systems that would serve as alternatives to TCF Visa card products. The continued success of TCF’s various card programs is dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

Card revenues are anticipated to be further impacted by the Durbin Amendment to the Dodd-Frank Act, which directs the Federal Reserve to establish rules by April 21, 2011, required to take effect by July 21, 2011, related to debit-card interchange fees which preclude the recovery of costs other than those permitted by the Amendment. The Federal Reserve issued proposed regulations implementing the Durbin Amendment in December 2010. If the proposed regulations are adopted, the reduction in TCF’s average interchange rate after July 21, 2011 could approach 85%. TCF has filed a lawsuit against the Federal Reserve and OCC challenging the constitutionality of the Amendment on the grounds that it violates TCF’s due process rights as it requires TCF to offer the debit card product below cost and thus not earn a full return on invested capital, denies TCF equal protection under the law by exempting institutions with assets less than $10 billion and violates TCF’s rights under the takings clause of the Constitution of the United States by causing TCF to bear a substantial competitive and financial burden without just compensation.

Supermarket Branches  The success of TCF’s supermarket branches is dependent on the continued long-term success and viability of TCF’s supermarket partners and TCF’s ability to maintain licenses or lease agreements for its supermarket locations. A significant financial decline of one of our supermarket partners could result in the loss of supermarket branches or increase costs to operate the supermarket branches. At December 31, 2010, TCF had 234 supermarket branches. Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth and deposits. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner. Also, an economic slowdown, or financial or labor difficulties in the supermarket industry, may reduce activity in TCF’s supermarket branches.

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

Inventory Finance  TCF has strategic and execution risk associated with expanding the inventory finance business as the ability to attract and retain manufacturers and dealers may not achieve expectations. The core operating risks of this business, except for foreign currency risk, are similar to other existing TCF businesses but also include the risk that inventory could be sold without the dealer remitting payment to TCF as required.

FDIC Insurance  The FDIC is authorized to terminate a depository institution’s deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution’s regulatory authorities. Any such termination of deposit insurance would likely have a material adverse effect on TCF, the severity of which would depend on the amount of deposits affected by such a termination.

Income Taxes  TCF is subject to income tax laws which are often complex and require interpretation. Changes in income tax laws could negatively impact TCF’s results of operations. If TCF’s Real Estate Investment Trust (“REIT”) affiliate fails to qualify as a REIT, or should states enact legislation taxing REITs or related entities, TCF’s tax expense would increase. The REIT and related companies must meet specific provisions of the Internal Revenue Code and state tax laws. Use of REITs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures. Additional unfavorable tax law changes or unfavorable audit results could increase TCF’s income taxes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Income Taxes” and Note 12 of Notes to Consolidated Financial Statements for additional information.

Rules and Regulations  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which was signed into law on July 21, 2010. Significant regulatory and legal consequences may arise as provisions of the Act are interpreted and implemented by designated regulatory agencies. Along with the Act, new or revised tax, accounting, and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations, and financial condition. The financial services industry is extensively regulated. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit a financial company’s stockholders. These laws and regulations may impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in “Item 1. Business – Regulation”. These regulations, along with tax and accounting laws, regulations, rules and standards, have a significant impact on the ways that financial institutions conduct business, implement strategic initiatives, engage in tax planning and make financial disclosures. These laws, regulations, rules and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on TCF’s business, results of operations, and financial condition, the effect of which is impossible to predict. Violations of these laws can result in enforcement actions which can impact operations.

Future Legislative and Regulatory Change; Litigation and Enforcement Activity  There are a number of respects in which future legislative or regulatory change, or changes in enforcement practices or court rulings, could adversely affect TCF, and it is generally not possible to predict when or if such changes may have an impact on TCF. TCF’s income in future periods may be negatively impacted by pending state and federal legislative proposals which, if enacted, could limit interest rates or loan, deposit or other fees and service charges. Financial institutions have also increasingly been the subject of class action lawsuits or in some cases regulatory actions challenging a variety of practices involving consumer lending and retail deposit-taking activity. Increased litigation brought on the basis of state law, including litigation brought by state attorneys general, or enforcement actions by the new Consumer Financial Protection Bureau, are possible as a result of the enactment of the Act. See Business – Regulation – Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

USA Patriot and Bank Secrecy Acts  The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in sanctions and possibly fines. In recent years, several banking institutions have received sanctions and some have incurred large fines for non-compliance with these laws and regulations.

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

Estimates and Assumptions  TCF’s consolidated financial statements conform with generally accepted accounting principles, which require management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. For further information relating to critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Critical Accounting Estimates”.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices  At December 31, 2010, TCF owned the buildings and land for 144 of its bank branch offices, owned the buildings but leased the land for 25 of its bank branch offices and leased or licensed the remaining 273 bank branch offices, all of which are functional and appropriately maintained. Bank branch properties owned by TCF had an aggregate net book value of approximately $282.7 million at December 31, 2010. At December 31, 2010, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $26 million. In addition to the branch offices, TCF owned and leased other facilities with an aggregate net book value of $46.2 million at December 31, 2010. For more information on premises and equipment, see Note 7 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

In August 2010, TCF was named in a putative class action challenging TCF’s checking account posting practices. The plaintiffs seek damages and other relief, including restitution. TCF’s account agreement with the customer contains an arbitration provision under which the named plaintiffs agreed to arbitrate disputes such as this in an individual arbitration, as opposed to class action. On November 24, 2010, the United States District Court of Minnesota granted TCF’s motion to compel individual arbitration of all claims by plaintiffs and stayed further proceedings in the legal action. TCF believes its arbitration provision is valid and enforceable and that in any event it has meritorious defenses to the claims brought by the plaintiffs. At this stage of the litigation, it is not possible for management of TCF to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

From time to time, TCF is also a party to other legal proceedings arising out of its lending, leasing and deposit operations. TCF is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve and the OCC. From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established with confidence. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TCF’s common stock trades on the New York Stock Exchange under the symbol “TCB”. The following table sets forth the high and low prices and dividends declared for TCF’s common stock. The stock prices represent the high and low sale prices for the common stock on the New York Stock Exchange Composite Tape, as reported by Bloomberg.

As of January 31, 2011, there were 7,299 holders of record of TCF’s common stock.

			Dividends
	High	Low	Declared
2010
Fourth Quarter	$16.63	$12.90	$.05
Third Quarter	17.66	13.87	.05
Second Quarter	18.89	14.95	.05
First Quarter	16.83	13.40	.05
2009
Fourth Quarter	$14.72	$11.36	$.05
Third Quarter	15.83	12.71	.05
Second Quarter	16.67	11.37	.05
First Quarter	14.31	8.74	.25

The Board of Directors of TCF Financial and TCF Bank have adopted a Capital Plan and Dividend Policy. The policies define how enterprise risk related to capital will be managed, how the adequacy of capital will be measured and the process by which capital strategy, capital management and common stock dividend recommendations will be presented to TCF’s Board of Directors. TCF’s management is charged with ensuring that capital strategy actions, including the declaration of common stock dividends, are prudent, efficient and provide value to TCF’s shareholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality and overall financial condition. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF’s common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF’s earnings, level of internally generated common capital excluding earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for that year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of TCF may limit the ability of TCF Financial to pay dividends in the future to holders of its common stock. In addition, the ability of TCF Financial and TCF Bank to pay dividends is dependent on regulatory policies and capital requirements and may be subject to regulatory approval. See “Item 1. Business – Regulation – Regulatory Capital Requirements”, “Item 1. Business – Regulation – Restrictions on Distributions” and Note 14 of Notes to Consolidated Financial Statements.

The following graph compares the cumulative total stockholder return on TCF Stock over the last five fiscal years with the cumulative total return of the Standard and Poor’s 500 Stock Index, the SNL All Bank and Thrift Index, and a TCF Financial-selected group of peer institutions over the same period (assuming the investment of $100 in each index on December 31, 2005 and reinvestment of all dividends).

TCF Stock Performance Chart

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
TCF Financial Corporation	100.00	104.67	71.14	57.60	59.13	65.13
SNL Bank and Thrift (1)	100.00	116.85	89.10	51.24	50.55	56.44
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
TCF 2010 Peer Group (2)	100.00	109.80	86.03	70.45	61.42	71.52

(1)                Includes all major exchange (NYSE, NYSE Amex, NASDAQ) banks and thrifts in SNL’s converage universe (503 companies as of December 31, 2010).

(2)                Consists of the 30 publicly-traded banks and thrifts, 15 of which are immediately larger than and 15 of which are immediately smaller than TCF Financial Corporation in total assets as of September 30, 2010. The 2010 Peer Group includes: Marshall & Ilsley Corporation; Zions Bancorporation; New York Community Bancorp, Inc.; Popular, Inc.; Synovus Financial Corporation; First Horizon National Corporation; BOK Financial Corporation; Associated Banc-Corp; People’s United Financial, Inc.; City National Corporation; First Citizens BancShares, Inc.; First Niagara Financial Group, Inc.; East West Bancorp, Inc.; Astoria Financial Corporation; Commerce Bancshares, Inc.; Webster Financial Corporation; Cullen/Frost Bankers, Inc.; First BanCorp.; Fulton Financial Corporation; SVB Financial Group; FirstMerit Corporation; Wintrust Financial Corporation; Valley National Bancorp; Susquehanna Bancshares, Inc.; Flagstar Bancorp, Inc.; BancorpSouth, Inc.; Washington Federal, Inc.; Bank of Hawaii Corporation; PrivateBancorp, Inc.; and International Bancshares Corporation. Five of the companies which were in the 2009 Peer Group are not in the 2010 Peer Group due to the failure of the company or changes in asset size. Those five companies are: Huntington Bancshares, Inc.; CapitalSource, Inc.; MB Financial, Inc.; W Holding Company, Inc.; and South Financial Group, Inc.

Source: SNL Financial LC and Standard & Poor’s © 2011

The following table summarizes share repurchase activity for the quarter ended December 31, 2010.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
October 1 to October 31, 2010
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	3,332	$16.37	N.A.	N.A.
November 1 to November 30, 2010
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	–	$ –	N.A.	N.A.
December 1 to December 31, 2010
Share repurchase program(1)	–	$ –	–	5,384,130
Employee transactions (2)	–	$ –	N.A.	N.A.
Total
Share repurchase program (1)	–	$ –	–
Employee transactions (2)	3,332	$16.37	N.A.

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

Item 6. Selected Financial Data

The selected five-year financial summary presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Five-Year Financial Summary

Consolidated Income:

	Year Ended December 31,					Compound Annual Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per-share data)	2010	2009	2008	2007	2006	2010/2009	2010/2005
Total revenue	$1,237,187	$1,158,861	$1,092,108	$1,091,634	$1,026,994	6.8%	4.4%
Net interest income	$699,202	$ 633,006	$ 593,673	$ 550,177	$ 537,530	10.5	6.2
Provision for credit losses	236,437	258,536	192,045	56,992	20,689	(8.5)	94.1
Fees and other revenue	508,862	496,468	474,061	490,285	485,276	2.5	2.3
Gains on securities, net	29,123	29,387	16,066	13,278	–	(.9)	22.2
Visa share redemption	–	–	8,308	–	–	–	–
Gains on sales of branches and real estate	–	–	–	37,894	4,188	–	(100.0)
Non-interest expense	763,124	767,784	694,403	662,124	649,197	(.6)	4.7
Income before income tax expense	237,626	132,541	205,660	372,518	357,108	79.3	(9.0)
Income tax expense	87,765	45,854	76,702	105,710	112,165	91.4	(5.3)
Income after income tax expense	149,861	86,687	128,958	266,808	244,943	72.9	(10.8)
Income (loss) attributable to non-controlling interest	3,297	(410)	–	–	–	N.M.	N.M.
Net income	146,564	87,097	128,958	266,808	244,943	68.3	(11.2)
Preferred stock dividends	–	18,403	2,540	–	–	(100.0)	–
Net income available to common stockholders	$146,564	$ 68,694	$ 126,418	$ 266,808	$ 244,943	113.4	(11.2)
Per common share:
Basic earnings	$1.05	$ .54	$ 1.01	$ 2.09	$ 1.90	94.4	(12.1)
Diluted earnings	$1.05	$ .54	$ 1.01	$ 2.09	$ 1.90	94.4	(12.1)
Dividends declared	$.20	$ .40	$ 1.00	$ .97	$ .92	(50.0)	(25.1)

Consolidated Financial Condition:

	At December 31,					Compound Annual Growth Rate
(Dollars in thousands, except per-share data)	2010	2009	2008	2007	2006	1-Year 2010/2009	5-Year 2010/2005
Loans and leases	$14,788,304	$14,590,744	$13,345,889	$12,494,370	$11,478,255	1.4%	7.2%
Securities available for sale	1,931,174	1,910,476	1,966,104	1,963,681	1,816,126	1.1	3.2
Total assets	18,465,025	17,885,175	16,740,357	15,977,054	14,669,734	3.2	6.6
Checking, savings and money market deposits	10,556,788	10,380,814	7,647,069	7,322,014	7,285,615	1.7	7.9
Certificates of deposit	1,028,327	1,187,505	2,596,283	2,254,535	2,483,635	(13.4)	(11.7)
Total deposits	11,585,115	11,568,319	10,243,352	9,576,549	9,769,250.1		4.9
Borrowings	4,985,611	4,755,499	4,660,774	4,973,448	3,588,540	4.8	10.8
Equity	1,471,663	1,175,362	1,493,776	1,099,012	1,033,374	25.2	8.1
Book value per common share	$10.30	$ 9.10	$ 8.99	$ 8.68	$ 7.92	13.2	6.7

Key Ratios and Other Data:

			At or For the Year Ended December 31,
			2010	2009	2008	2007	2006
Return on average assets			.82%	.49%	.79%	1.76%	1.74%
Return on average common equity			10.36	5.95	11.46	25.82	24.37
Net interest margin(1)			4.14	3.87	3.91	3.94	4.16
Net charge-offs as a percentage of average loans and leases			1.47	1.34	.78	.29	.16
Average total equity to average assets			7.83	7.20	7.04	6.82	7.15
Number of bank branches			442	443	448	453	453

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

Overview

TCF Financial Corporation, a Delaware corporation, is a national bank holding company based in Wayzata, Minnesota. Its principal subsidiary, TCF National Bank, is headquartered in South Dakota. TCF had 442 branches in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets) at December 31, 2010.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of all consumers. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. The Company’s growth strategies include the development of new products and services, new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

TCF’s core businesses include Retail Banking, Wholesale Banking and Treasury Services. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance and inventory finance. TCF refers to its combined leasing and equipment finance and inventory finance businesses as Specialty Finance. Treasury Services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks.

TCF’s lending strategy is to originate high credit quality and primarily secured loans and leases. TCF’s retail lending operation offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on properties or to customers located within TCF’s primary banking markets. The leasing and equipment finance businesses consist of TCF Equipment Finance, a company that delivers equipment finance solutions to businesses in select markets, and Winthrop Resources, a company that primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. In December 2008, TCF Inventory Finance commenced lending operations to originate commercial variable-rate loans which are secured by equipment under a floorplan arrangement and supported by repurchase agreements from original equipment manufacturers to businesses in the United States and Canada.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 56.5% of TCF’s total revenue in 2010. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of the slowing of the economy, changing customer behavior and the impact of the implementation of new regulation. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Key drivers of non-interest income are the number of deposit accounts and related transaction activity.

New regulations that became fully effective on August 15, 2010 require consumer checking account customers to elect if they want TCF to authorize debit card and ATM transactions if, at the time of authorization, there are insufficient funds in the account to cover the transaction (“opt-in”). TCF has had a process in place to discuss this service with new and existing consumer checking account customers since early 2010. Under the new regulations, any account that has not elected to opt-in is deemed by regulation to have declined the service. The opt-in election is revocable by customers at any time. Customers who have not elected to opt-in may see an increase in the number of denied transactions on their debit card or ATM transactions. These denied transactions may impact consumer payment behavior and reduce fees and service charges and card revenue.

In response to these new regulations, TCF introduced a new anchor checking account product that replaced the TCF Totally Free Checking product. The new product carries a monthly maintenance fee on accounts not meeting certain specific requirements. TCF is considering future retail deposit account changes that could include charging a daily negative balance fee in lieu of per item NSF fees or other significant charges. The impact of such changes on TCF’s fee revenues is uncertain. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Non-Interest Income” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” for additional information.

The Company’s Visa debit card program has grown significantly since its inception in 1996. TCF is the 11th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended September 30, 2010, as published by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF’s customers. Card products represent 25.3% of banking fee revenue for the year ended December 31, 2010. Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.

Card revenues are anticipated to be impacted by the Durbin Amendment to the Dodd-Frank Act, which directs the Federal Reserve to establish rules by April 21, 2011, required to take effect by July 21, 2011, related to debit-card interchange fees which preclude the recovery of costs other than those permitted by the Amendment. The Federal Reserve issued proposed regulations implementing the Durbin Amendment in December 2010. If the proposed regulations are adopted, the reduction in TCF’s average interchange rate after July 21, 2011 could approach 85%. TCF has filed a lawsuit against the Federal Reserve and OCC challenging the constitutionality of the Durbin Amendment on the grounds that it violates TCF’s due process rights as it requires TCF to offer the debit card product below cost and thus not earn a full return on invested capital, denies TCF equal protection under the law by exempting institutions with assets less than $10 billion and violates TCF’s rights under the takings clause of the Constitution of the United States by causing TCF to bear a substantial competitive and financial burden without just compensation. See “Item 1A. Risk Factors – Other Risks – Card Revenue” for further discussion.

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for 2010, 2009 and 2008 and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary  TCF reported diluted earnings per common share of $1.05 for 2010, compared with $.54 for 2009 and $1.01 for 2008. Net income was $146.6 million for 2010, compared with $87.1 million for 2009 and $129 million for 2008. Net income for 2009 includes a non-cash deemed preferred stock dividend of $12 million, or 10 cents per common share.

Return on average assets was .82% in 2010, compared with .49% in 2009 and .79% in 2008. Return on average common equity was 10.36% in 2010, compared with 5.95% in 2009 and 11.46% in 2008. The effective income tax rate for 2010 was 36.9%, compared with 34.6% in 2009 and 37.3% in 2008.

Operating Segment Results  RETAIL BANKING – Consisting of branch banking and retail lending, reported net income of $93 million for 2010, up from $26.6 million in 2009 as a result of lower costs of deposits in branch banking and lower operating expenses. Retail Banking net interest income for 2010 was $443 million, up 9.9% from $403.2 million for 2009.

The Retail Banking provision for credit losses totaled $140.6 million in 2010, down 21% from $178 million in 2009. This decrease was primarily due to decreased levels of provision in excess of net charge-offs in the consumer real estate portfolio. Refer to the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Provision for Credit Losses” section for further discussion.

Retail Banking non-interest income totaled $409.6 million in 2010, compared with $418 million in 2009. Fees and service charges were $267.5 million for 2010, down 5.2% from $282.3 million in 2009, primarily due to changes in customer banking and spending behavior resulting in less fee income and to a lesser extent, the implementation of “opt-in” regulations. Card revenues were $111 million for 2010, up 6% from $104.7 million in 2009. The increase in card revenues was primarily attributable to an increase in spending per active account. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Non-Interest Income” for further discussion.

Retail Banking non-interest expense totaled $562.8 million in 2010, down 6% from $599 million in 2009. The decrease was primarily due to decreased compensation and employee benefit expense due to headcount reductions, decreased deposit account premiums and the 2009 FDIC special assessment.

WHOLESALE BANKING – Consisting of commercial banking, leasing and equipment finance and inventory finance, reported net income of $39.5 million for 2010, up 25.2% from $31.6 million in 2009. Net interest income for 2010 was $251.7 million, up 22% from $206.3 million in 2009, as a result of an $801 million, or 12.1%, increase in average interest-earning assets, primarily within the specialty finance businesses.

The provision for credit losses for this operating segment totaled $94 million in 2010, up from $78.7 million in 2009. The increase in the provision for credit losses from 2009 was primarily due to increased net charge-offs and increased non-accrual loans in commercial lending.

Wholesale Banking non-interest income totaled $98.7 million in 2010, up $21.5 million from $77.2 million in 2009. The increase in Wholesale Banking revenues in 2010, was primarily due to an increase in operating lease revenues resulting from the acquisition of FNCI in 2009.

Wholesale Banking non-interest expense totaled $191.3 million in 2010, up $35.1 million from $156.2 million in 2009, primarily as a result of increased compensation expense and operating lease depreciation related to the FNCI acquisition in 2009 and increased expense for foreclosed real estate and repossessed assets.

TREASURY SERVICES – Treasury services reported net income of $16.2 million in 2010, down from $27.4 million in 2009. The $11.2 million decrease was primarily due to the impact of TCF becoming more asset sensitive, and lower balances of securities available for sale.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income, the difference between interest earned on loans and leases, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 56.5% of TCF’s total revenue in 2010, 54.6% in 2009 and 54.4% in 2008. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, the level of non-performing assets, and the impact of modified loans and leases.

The following tables summarize TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities.

	Year Ended				Year Ended
	December 31, 2010				December 31, 2009				Change
											Average
				Average				Average			Yields
				Yields				Yields			and
	Average			and	Average			and	Average		Rates
(Dollars in thousands)	Balance	Interest	(1)	Rates	Balance	Interest	(1)	Rates	Balance	Interest (1)	(bps)
Assets:
Investments and other	$ 337,279	$ 5,509		1.63%	$ 375,396	$ 4,370		1.16%	$ (38,117)	$ 1,139	47
U.S. Government sponsored entities:
Mortgage-backed securities	1,817,413	80,332		4.42	1,645,544	80,902		4.92	171,869	(570)	(50)
Debentures	–	–		–	389,245	8,487		2.18	(389,245)	(8,487)	(218)
U.S. Treasury Bills	71,233	93.13			17,123	12.07			54,110	81	6
Other securities	454	20		4.41	494	26		5.26	(40)	(6)	(85)
Total securities available for sale (2)	1,889,100	80,445		4.26	2,052,406	89,427		4.36	(163,306)	(8,982)	(10)
Loans and leases:
Consumer real estate:
Fixed-rate	5,082,487	313,573		6.17	5,421,081	348,400		6.43	(338,594)	(34,827)	(26)
Variable-rate	2,148,171	116,437		5.42	1,862,267	106,988		5.75	285,904	9,449	(33)
Consumer – other	26,576	2,303		8.67	35,849	3,061		8.54	(9,273)	(758)	13
Total consumer real estate and other	7,257,234	432,313		5.96	7,319,197	458,449		6.26	(61,963)	(26,136)	(30)
Commercial real estate:
Fixed- and adjustable-rate	2,816,201	167,757		5.96	2,574,818	155,812		6.05	241,383	11,945	(9)
Variable-rate	495,433	21,559		4.35	561,881	22,544		4.01	(66,448)	(985)	34
Total commercial real estate	3,311,634	189,316		5.72	3,136,699	178,356		5.69	174,935	10,960	3
Commercial business:
Fixed- and adjustable-rate	140,498	7,447		5.30	166,745	9,581		5.75	(26,247)	(2,134)	(45)
Variable-rate	234,892	8,521		3.63	308,929	10,644		3.45	(74,037)	(2,123)	18
Total commercial business	375,390	15,968		4.25	475,674	20,225		4.25	(100,284)	(4,257)	–
Total commercial	3,687,024	205,284		5.57	3,612,373	198,581		5.50	74,651	6,703	7
Leasing and equipment finance	3,056,006	196,445		6.43	2,826,835	192,557		6.81	229,171	3,888	(38)
Inventory finance	677,214	49,881		7.37	179,990	14,797		8.22	497,224	35,084	(85)
Total loans and leases (3)	14,677,478	883,923		6.02	13,938,395	864,384		6.20	739,083	19,539	(18)
Total interest-earning assets	16,903,857	969,877		5.74	16,366,197	958,181		5.85	537,660	11,696	(11)
Other assets (4)	1,286,683				1,157,314				129,369
Total assets	$18,190,540				$17,523,511				$ 667,029
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$ 1,429,436				$ 1,402,442				$ 26,994
Small business	641,412				584,605				56,807
Commercial and custodial	284,750				265,681				19,069
Total non-interest bearing deposits	2,355,598				2,252,728				102,870
Interest-bearing deposits:
Checking	2,071,990	6,466.31			1,802,694	8,137.45			269,296	(1,671)	(14)
Savings	5,410,681	40,023.74			4,732,316	58,556		1.24	678,365	(18,533)	(50)
Money market	656,691	4,532.69			683,030	7,006		1.03	(26,339)	(2,474)	(34)
Subtotal	8,139,362	51,021.63			7,218,040	73,699		1.02	921,322	(22,678)	(39)
Certificates of deposit	1,054,179	10,208.97			1,915,467	48,413		2.53	(861,288)	(38,205)	(156)
Total interest-bearing deposits	9,193,541	61,229.67			9,133,507	122,112		1.34	60,034	(60,883)	(67)
Total deposits	11,549,139	61,229.53			11,386,235	122,112		1.07	162,904	(60,883)	(54)
Borrowings:
Short-term borrowings	124,891	474.38			85,228	233.27			39,663	241	11
Long-term borrowings	4,580,786	208,972		4.56	4,373,182	202,830		4.64	207,604	6,142	(8)
Total borrowings	4,705,677	209,446		4.45	4,458,410	203,063		4.55	247,267	6,383	(10)
Total interest-bearing liabilities	13,899,218	270,675		1.95	13,591,917	325,175		2.39	307,301	(54,500)	(44)
Total deposits and borrowings	16,254,816	270,675		1.66	15,844,645	325,175		2.05	410,171	(54,500)	(39)
Other liabilities	511,589				416,555				95,034
Total liabilities	16,766,405				16,261,200				505,205
Total TCF Financial Corp. stockholders’ equity	1,415,161				1,261,219				153,942
Non-controlling interest in subsidiaries	8,974				1,092				7,882
Total equity	1,424,135				1,262,311				161,824
Total liabilities and equity	$18,190,540				$17,523,511				$ 667,029
Net interest income and margin		$699,202		4.14%		$633,006		3.87%		$66,196	27

bps = basis points.

(1)                Interest income excludes the taxable equivalent adjustments (based on the U.S. federal statutory rate of 35%) of $1.6 million and $494 thousand during the years ended December 31, 2010 and 2009, respectively.

(2)                Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)                Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(4)                Includes operating leases.

	Year Ended				Year Ended
	December 31, 2009				December 31, 2008				Change
											Average
				Average				Average			Yields
				Yields				Yields			and
	Average			and	Average			and	Average		Rates
(Dollars in thousands)	Balance	Interest	(1)	Rates	Balance	Interest	(1)	Rates	Balance	Interest (1)	(bps)
Assets:
Investments and other	$ 375,396	$ 4,370		1.16%	$ 155,839	$ 5,937		3.81%	$ 219,557	$ (1,567)	(265)
U.S. Government sponsored entities:
Mortgage-backed securities	1,645,544	80,902		4.92	2,100,291	110,502		5.26	(454,747)	(29,600)	(34)
Debentures	389,245	8,487		2.18	–	–		–	389,245	8,487	218
U.S. Treasury Bills	17,123	12.07			8,929	294		3.29	8,194	(282)	(322)
Other securities	494	26		5.26	3,745	150		4.01	(3,251)	(124)	125
Total securities available for sale (2)	2,052,406	89,427		4.36	2,112,965	110,946		5.25	(60,559)	(21,519)	(89)
Loans and leases:
Consumer real estate:
Fixed-rate	5,421,081	348,400		6.43	5,532,198	372,067		6.73	(111,117)	(23,667)	(30)
Variable-rate	1,862,267	106,988		5.75	1,714,827	109,115		6.36	147,440	(2,127)	(61)
Consumer – other	35,849	3,061		8.54	132,891	9,233		6.95	(97,042)	(6,172)	159
Total consumer real estate and other	7,319,197	458,449		6.26	7,379,916	490,415		6.65	(60,719)	(31,966)	(39)
Commercial real estate:
Fixed- and adjustable-rate	2,574,818	155,812		6.05	2,127,436	132,014		6.21	447,382	23,798	(16)
Variable-rate	561,881	22,544		4.01	597,071	31,110		5.21	(35,190)	(8,566)	(120)
Total commercial real estate	3,136,699	178,356		5.69	2,724,507	163,124		5.99	412,192	15,232	(30)
Commercial business:
Fixed- and adjustable-rate	166,745	9,581		5.75	168,554	9,988		5.93	(1,809)	(407)	(18)
Variable-rate	308,929	10,644		3.45	366,593	18,143		4.95	(57,664)	(7,499)	(150)
Total commercial business	475,674	20,225		4.25	535,147	28,131		5.26	(59,473)	(7,906)	(101)
Total commercial	3,612,373	198,581		5.50	3,259,654	191,255		5.87	352,719	7,326	(37)
Leasing and equipment finance	2,826,835	192,557		6.81	2,265,391	165,838		7.32	561,444	26,719	(51)
Inventory finance	179,990	14,797		8.22	40	4		10.00	179,950	14,793	(178)
Total loans and leases (3)	13,938,395	864,384		6.20	12,905,001	847,512		6.57	1,033,394	16,872	(37)
Total interest-earning assets	16,366,197	958,181		5.85	15,173,805	964,395		6.36	1,192,392	(6,214)	(51)
Other assets (4)	1,157,314				1,158,545				(1,231)
Total assets	$17,523,511				$16,332,350				$ 1,191,161
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$ 1,402,442				$ 1,408,657				$ (6,215)
Small business	584,605				583,611				994
Commercial and custodial	265,681				231,903				33,778
Total non-interest bearing deposits	2,252,728				2,224,171				28,557
Interest-bearing deposits:
Checking	1,802,694	8,137.45			1,830,361	12,933.71			(27,667)	(4,796)	(26)
Savings	4,732,316	58,556		1.24	2,812,115	48,601		1.73	1,920,201	9,955	(49)
Money market	683,030	7,006		1.03	613,543	10,099		1.65	69,487	(3,093)	(62)
Subtotal	7,218,040	73,699		1.02	5,256,019	71,633		1.37	1,962,021	2,066	(35)
Certificates of deposit	1,915,467	48,413		2.53	2,472,357	85,141		3.44	(556,890)	(36,728)	(91)
Total interest-bearing deposits	9,133,507	122,112		1.34	7,728,376	156,774		2.03	1,405,131	(34,662)	(69)
Total deposits	11,386,235	122,112		1.07	9,952,547	156,774		1.58	1,433,688	(34,662)	(51)
Borrowings:
Short-term borrowings	85,228	233.27			411,763	8,990		2.18	(326,535)	(8,757)	(191)
Long-term borrowings	4,373,182	202,830		4.64	4,459,703	204,958		4.60	(86,521)	(2,128)	4
Total borrowings	4,458,410	203,063		4.55	4,871,466	213,948		4.39	(413,056)	(10,885)	16
Total interest-bearing liabilities	13,591,917	325,175		2.39	12,599,842	370,722		2.94	992,075	(45,547)	(55)
Total deposits and borrowings	15,844,645	325,175		2.05	14,824,013	370,722		2.50	1,020,632	(45,547)	(45)
Other liabilities	416,555				359,223				57,332
Total liabilities	16,261,200				15,183,236				1,077,964
Total TCF Financial Corp. stockholders’ equity	1,261,219				1,149,114				112,105
Non-controlling interest in subsidiaries	1,092				–				1,092
Total equity	1,262,311				1,149,114				113,197
Total liabilities and equity	$17,523,511				$16,332,350				$ 1,191,161
Net interest income and margin		$633,006		3.87%		$593,673		3.91%		$39,333	(4)

bps = basis points.

(1)                 Interest income excludes the taxable equivalent adjustments (based on the U.S. federal statutory rate of 35%) of $494 thousand and $593 thousand during the years ended December 31, 2009 and 2008, respectively.

(2)                 Average balance and yield of securities available for sale are based upon the historical amortized cost.

(3)                 Average balance of loans and leases includes non-accrual loans and leases, and is presented net of unearned income.

(4)                 Includes operating leases.

The following table presents the components of the changes in net interest income by volume, rate and number of days.

	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
	Versus Same Period in 2009			Versus Same Period in 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	# Days	Total
Interest income:
Investments	$ (480)	$ 1,619	$ 1,139	$ 4,478	$ (6,038)	$ (7)	$ (1,567)
U.S. Government sponsored entities:
Mortgage-backed securities	8,017	(8,587)	(570)	(22,721)	(6,879)	–	(29,600)
Debentures	(8,487)	–	(8,487)	8,487	–	–	8,487
U.S. Treasury Bills	64	17	81	142	(424)	–	(282)
Other securities	(2)	(4)	(6)	(132)	8	–	(124)
Total securities available for sale	(6,990)	(1,992)	(8,982)	(3,102)	(18,417)	–	(21,519)
Loans and leases:
Consumer home equity:
Fixed-rate	(21,230)	(13,597)	(34,827)	(7,072)	(15,640)	(955)	(23,667)
Variable-rate	15,747	(6,298)	9,449	9,091	(10,925)	(293)	(2,127)
Consumer - other	(803)	45	(758)	(7,911)	1,747	(8)	(6,172)
Total consumer real estate and other	(3,853)	(22,283)	(26,136)	(3,849)	(26,861)	(1,256)	(31,966)
Commercial real estate:
Fixed- and adjustable-rate	14,412	(2,467)	11,945	27,528	(3,303)	(427)	23,798
Variable-rate	(2,798)	1,813	(985)	(1,735)	(6,769)	(62)	(8,566)
Total commercial real estate	9,995	965	10,960	24,115	(8,394)	(489)	15,232
Commercial business:
Fixed- and adjustable-rate	(1,430)	(704)	(2,134)	(99)	(282)	(26)	(407)
Variable-rate	(2,662)	539	(2,123)	(2,548)	(4,922)	(29)	(7,499)
Total commercial business	(4,266)	9	(4,257)	(2,886)	(4,965)	(55)	(7,906)
Total commercial	4,136	2,567	6,703	20,214	(12,344)	(544)	7,326
Leasing and equipment finance	15,092	(11,204)	3,888	38,870	(12,151)	–	26,719
Inventory finance	36,778	(1,694)	35,084	14,794	(1)	–	14,793
Total loans and leases	44,977	(25,438)	19,539	66,698	(48,026)	(1,800)	16,872
Total interest income	31,087	(19,391)	11,696	73,704	(78,111)	(1,807)	(6,214)
Interest expense:
Checking	1,093	(2,764)	(1,671)	(192)	(4,582)	(22)	(4,796)
Savings	7,507	(26,040)	(18,533)	26,643	(16,527)	(161)	9,955
Money market	(261)	(2,213)	(2,474)	1,049	(4,123)	(19)	(3,093)
Certificates of deposit	(16,107)	(22,098)	(38,205)	(16,795)	(19,800)	(133)	(36,728)
Borrowings:
Short-term borrowings	131	110	241	(4,164)	(4,593)	–	(8,757)
Long-term borrowings	9,556	(3,414)	6,142	(3,674)	2,027	(481)	(2,128)
Total borrowings	11,123	(4,740)	6,383	(18,273)	7,869	(481)	(10,885)
Total interest expense	8,230	(62,730)	(54,500)	24,450	(69,181)	(816)	(45,547)
Net interest income	21,250	44,946	66,196	47,130	(6,806)	(991)	39,333

(1)            Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Net interest income was $699.2 million for 2010, up 10.5% from $633 million in 2009. The increase in net interest income in 2010 was primarily due to a $793.1 million, or 5.3%, increase in average loans and leases and a 27 basis point increase in net interest margin. The increase in the net interest margin, from 3.87% in 2009 to 4.14% in 2010, was primarily due to lower average costs of deposits, partially offset by lower yields on new loan and lease production and the impact of higher average balances of non-accrual loans and leases.

Net interest income was $633 million for 2009, up 6.6% from $593.7 million in 2008. The increase in net interest income in 2009 primarily reflects the growth in average interest-earning assets, up $1.2 billion over 2008, partially offset by a 4 basis point reduction in net interest margin. The decrease in the net interest margin, from 3.91% in 2008 to 3.87% in 2009, is primarily due to declines in yields of interest earning assets, resulting from lower market interest rates, the effect of higher average balances of non-accrual and modified loans and leases and investments in lower yielding debentures as a result of excess liquidity, partially offset by declines in rates on average deposits and an improvement in deposit mix.

Provision for Credit Losses  TCF provided $236.4 million for credit losses in 2010, compared with $258.5 million in 2009 and $192 million in 2008. The decrease in provision from 2009 to 2010 was driven by decreased levels of provision in excess of net charge-offs in the consumer real estate portfolio.

Consumer real estate charge-off rates increased throughout 2010. As a result, TCF increased consumer real estate allowance levels. Higher consumer real estate net charge-offs are primarily due to continued weak residential real estate market conditions and persistent high unemployment in TCF’s markets, particularly in the Chicago market. The increase in provision from 2008 to 2009 was due to increased net charge-offs in the consumer real estate, commercial lending and leasing and equipment finance portfolios. Higher consumer real estate provisions also include portfolio reserve rate increases due to higher expected charge-offs and reserves for restructured consumer real estate loans.

Net loan and lease charge-offs were $215.1 million, or 1.47% of average loans and leases, in 2010, compared with $186.5 million, or 1.34% of average loans and leases, in 2009 and $100.5 million, or .78% of average loans and leases, in 2008.

The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses. The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, year of loan or lease origination, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio. Also see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses”.

Non-Interest Income  Non-interest income is a significant source of revenue for TCF, representing 43.5% of total revenues in 2010, 45.4% in 2009 and 45.6% in 2008, and is an important factor in TCF’s results of operations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Total fees and other revenue was $508.9 million for 2010, compared with $496.5 million in 2009 and $474.1 million in 2008.

The following table presents the components of non-interest income.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2010	2009	2008	2007	2006	2010/2009	2010/2005
Fees and service charges	$273,181	$286,908	$270,739	$278,046	$270,166	(4.8)%	.8%
Card revenue	111,067	104,770	103,082	98,880	92,084	6.0	6.8
ATM revenue	29,836	30,438	32,645	35,620	37,760	(2.0)	(6.0)
Subtotal	414,084	422,116	406,466	412,546	400,010	(1.9)	1.6
Leasing and equipment finance	89,194	69,113	55,488	59,151	53,004	29.1	13.5
Other	5,584	5,239	12,107	18,588	32,262	6.6	(24.9)
Fees and other revenue	508,862	496,468	474,061	490,285	485,276	2.5	2.3
Gains on securities, net	29,123	29,387	16,066	13,278	–	(.9)	22.2
Gains on sales of branches
and real estate	–	–	–	37,894	4,188	–	(100.0)
Visa share redemption	–	–	8,308	–	–	–	–
Total non-interest income	$537,985	$525,855	$498,435	$541,457	$489,464	2.3	2.4
Fees and other revenue
as a percentage of total revenue	41.1%	42.8%	43.4%	44.9%	47.3%

Fees and Service Charges  Fees and service charges decreased $13.7 million, or 4.8%, to $273.2 million for 2010, compared with $286.9 million for 2009. The decrease in banking fees and service charges from 2009 was primarily due to a decrease in activity-based fee revenue as a result of the implementation of recent overdraft fee regulations and changes in customer banking and spending behavior, partially offset by increased monthly maintenance fee income. During 2009, fees and service charges increased $16.2 million, or 6%, to $286.9 million, compared with $270.7 million for 2008 primarily due to an increased number of checking accounts and related fee income.

New regulations that became fully effective on August 15, 2010 require consumer checking account customers to elect if they want TCF to authorize debit card and ATM transactions if, at the time of authorization, there are insufficient funds in the account to cover the transaction (“opt-in”). TCF has had a process in place to discuss this service with new and existing consumer checking account customers since early 2010. The opt-in election is revocable by customers at any time. Customers who have not elected to opt-in may see an increase in the number of denied transactions on their ATM or debit card transactions. These denied transactions may impact consumer payment behavior and reduce fees and service charges and card revenue. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information – Other Risks Related to Fee Income”.

Card Revenue  During 2010, card revenue, primarily interchange fees, totaled $111.1 million, up from $104.8 million in 2009 and $103.1 million in 2008. The increases in card revenue in 2010 and 2009 were primarily the result of an increase in average spending per active account and a small increase in interchange rates, partially offset by a decrease in active accounts.

The following table sets forth information about TCF’s card business.

	At or For the Year Ended December 31,			Percentage Increase (Decrease)
(Dollars in thousands)	2010	2009	2008	2010/2009		2009/2008
Average number of checking accounts with a TCF card	1,399,730	1,533,234	1,449,501	(8.7)%		5.8%
Average active card users	807,519	843,825	812,385	(4.3)		3.9
Average number of transactions per card per month	22.2	20.7	20.3	7.2		2.0
Sales volume for the year ended:
Off-line (Signature)	$6,645,374	$6,394,041	$6,429,265	3.9		(.5)
On-line (PIN)	984,134	914,302	850,719	7.6		7.5
Total	$7,629,508	$7,308,343	$7,279,984	4.4		.4
Average transaction size (in dollars)	$ 35	$ 35	$ 37	–		(5.4)
Percentage off-line	87.10%	87.49%	88.31%	(39	)bps	(82	)bps
Average interchange rate	1.38%	1.34%	1.34%	4		–
Average interchange per transaction	$ .49	$ .47	$ .49	4.3%		(4.1)%

The continued success of TCF’s debit card program is highly dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards. On December 16, 2010, the Federal Reserve released a proposal for comment that would establish standards for determining whether a debit card interchange fee received by a card issuer is reasonable and proportional to the cost incurred by the issuer for the transaction. These standards would apply to issuers that, together with their affiliates, have assets of $10 billion or more. The Federal Reserve is requesting comment on two alternative interchange fee standards that would apply to all covered issuers: one based on each issuer’s cost, with a safe harbor (initially set at 7 cents per transaction) and a cap (initially set at 12 cents per transaction); and the other a stand-alone cap (initially set at 12 cents per transaction). See “Item 1A. Risk Factors – Other Risks – Card Revenue” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for more information.

ATM Revenue  ATM revenue totaled $29.8 million for 2010, down from $30.4 million in 2009 and $32.6 million in 2008. The declines in ATM revenue were primarily due to a decrease in fee generating transactions by TCF customers using non-TCF ATMs.

Leasing and Equipment Finance Revenue  Leasing and equipment finance revenues in 2010 increased $20.1 million, or 29.1%, from 2009. Leasing and equipment finance revenues in 2009 increased $13.6 million, or 24.6%, from 2008. The increase in leasing and equipment finance revenues for both years was primarily due to increased operating lease revenue primarily from the acquisition of FNCI in 2009, which also had a corresponding increase in operating lease depreciation of $14.4 million in 2010.

Leasing and equipment finance revenues may fluctuate from period to period based on customer-driven factors not within TCF’s control.

Other Non-Interest Income  Total other non-interest income in 2010 increased $345 thousand from 2009 compared with a decrease in 2009 of $6.9 million from 2008. The increase from 2009 to 2010 was primarily due to a gain on a non-marketable investment of $538 thousand. The decrease from 2008 to 2009 was primarily due to TCF no longer selling investment and insurance products in the branches and a decrease in gains on the sales of education loans in 2008, partially offset by servicing fees generated by TCF Inventory Finance.

The following table presents the components of other non-interest income.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2010	2009	2008	2007	2006	2010/2009	2010/2005
Investments and insurance	$1,111	$ 643	$ 9,405	$10,318	$10,695	72.8%	(36.4)%
Gains on sales of education loans	–	–	1,456	2,011	7,224	–	(100.0)
Mortgage banking	–	–	–	–	4,734	–	(100.0)
Other	4,473	4,596	1,246	6,259	9,609	(2.7)	(2.5)
Total other earnings	$5,584	$5,239	$12,107	$18,588	$32,262	6.6	(24.9)

N.M. Not Meaningful.

Gains on Securities, Net  In 2010, TCF recognized net gains of $29.1 million, on sales of $1.3 billion in mortgage-backed securities and agency U.S. Treasury Bills and other than temporary losses on certain investments of $2.4 million. In 2009, TCF recognized net gains of $29.4 million, on sales of $2.1 billion of mortgage-backed securities and agency debentures and U.S. Treasury Bills and other than temporary losses on certain investments of $2.4 million. In 2008, net gains of $16.1 million were recognized, which included sales of $1.5 billion in mortgage-backed securities and other than temporary losses on certain investments of $613 thousand.

Non-Interest Expense  Non-interest expense decreased $4.7 million, or .6%, in 2010, and increased $73.4 million, or 10.6%, in 2009 and $32.3 million, or 4.9%, in 2008. The following table presents the components of non-interest expense.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2010	2009	2008	2007	2006	2010/2009	2010/2005
Compensation and employee benefits	$352,861	$356,996	$341,203	$346,468	$341,857	(1.2)%	1.6%
Occupancy and equipment	126,551	126,292	127,953	120,824	114,618.2		4.0
FDIC insurance	23,584	19,109	2,990	1,145	1,139	23.4	85.3
Deposit account premiums	17,304	30,682	16,888	4,849	5,047	(43.6)	24.3
Advertising and marketing	13,062	17,134	19,150	16,829	21,879	(23.8)	(8.0)
Other	147,884	143,698	150,061	139,249	145,732	2.9	1.1
Subtotal	681,246	693,911	658,245	629,364	630,272	(1.8)	2.7
Foreclosed real estate and
repossessed assets, net	40,385	31,886	19,170	5,673	4,181	26.7	72.3
Operating lease depreciation	37,106	22,368	17,458	17,588	14,347	65.9	38.3
Other credit costs, net	6,018	12,137	3,296	1,803	397	(50.4)	172.6
FDIC special assessment	–	8,362	–	–	–	(100.0)	–
Visa indemnification expense	(1,631)	(880)	(3,766)	7,696	–	85.3	–
Total non-interest expense	$763,124	$767,784	$694,403	$662,124	$649,197	(.6)	4.7

Compensation and Employee Benefits  Compensation and employee benefits represented 46.2%, 46.5% and 49.1% of total non-interest expense in 2010, 2009 and 2008, respectively. Compensation and employee benefits decreased $4.1 million, or 1.2%, in 2010, compared with an increase of $15.8 million, or 4.6%, in 2009 and a decrease of $5.3 million, or 1.5%, in 2008. The decrease in compensation and benefits in 2010 was primarily due to headcount reductions and decreased employee medical plan expenses, partially offset by increased costs in the Specialty Finance businesses as a result of expansion and growth. The increase in compensation and benefits in 2009 was primarily due to increases in leasing and equipment finance and the inventory finance compensation costs as a result of expansion and growth and increased employee medical plan expenses. The decreases in compensation and benefits in 2008 were primarily due to headcount reductions, decreased performance-based compensation and lower benefit related costs, partially offset by expenses from branch expansion and the new inventory finance business.

Occupancy and Equipment  Occupancy and equipment expenses increased $259 thousand in 2010, decreased $1.7 million in 2009 and increased $7.1 million in 2008. The increase in 2010 was primarily due to increased amortization of software offset by decreased building expenses. The decrease in 2009 was primarily due to the closing of six branches. The increase in 2008 was primarily due to costs associated with branch expansion and increased real estate taxes.

FDIC Insurance  FDIC premiums expense totaled $23.6 million in 2010, up $4.5 million from $19.1 million in 2009. FDIC premiums totaled $19.1 million in 2009, up $16.1 million from $3 million in 2008. The increase in 2010 was primarily due to higher deposit insurance rates. The increase in 2009 was primarily due to higher insurance rates and deposit growth. In 2009, the FDIC charged banks a special assessment which totaled $8.4 million for TCF.

The Dodd-Frank Act requires changes to a number of components of the FDIC insurance assessment, with an implementation date by the FDIC of April 1, 2011. The changes amend the current methodology used to determine the assessments paid by institutions with assets greater the $10 billion, including changing the assessment base from deposits to total average assets less tier 1 capital. Additionally, the FDIC has developed a scorecard approach to determine a separate assessment rate for each institution with assets greater than $10 billion. As a result of these changes, TCF’s FDIC insurance expense is expected to increase by approximately $15 million in 2011.

Deposit Account Premiums  Deposit account premium expense decreased $13.4 million to $17.3 million in 2010, increased $13.8 million to $30.7 million in 2009 and increased $12 million to $16.9 million in 2008. The decrease in deposit account premium expense from 2009 to 2010 was primarily due to revised marketing strategies and lower checking account production. The increases in deposit account premium expense in 2009 and 2008 were primarily due to successful marketing campaigns, commencing in June of 2008, which resulted in increased checking account production. New checking accounts decreased 37% in 2010 compared with 2009 and grew 24.4% in 2009 compared with 2008.

Other Non-Interest Expense  Other non-interest expense totaled $147.9 million in 2010, up $4.2 million from 2009, primarily attributable to increased consulting costs related to the administration of the company’s Bank Secrecy Act program and other legal costs related to the challenge of the Durbin Amendment of the Dodd-Frank Act. Other non-interest expense totaled $143.7 million in 2009, down $6.4 million from 2008, primarily due to decreased separation costs.

Foreclosed Real Estate and Repossessed Assets, Net  Foreclosed real estate and repossessed assets expense, net totaled $40.4 million in 2010, compared to $31.9 million in 2009 and $19.2 million in 2008. The increases were primarily due to an increase in the number of consumer real estate properties owned and the associated expenses and an increase in the loss on sale of real estate properties.

Operating Lease Depreciation  Operating lease depreciation totaled $37.1 million in 2010, up $14.7 million from 2009. Operating lease depreciation totaled $22.4 million in 2009, up $4.9 million from $17.5 million in 2008. The increases in 2009 and 2010 were primarily due to the acquisition of FNCI in 2009.

Other Credits Costs, Net  Other credit costs, net is comprised of consumer real estate loan pool insurance, write-downs on carrying values of operating leases due to customer defaults and reserve requirements for expected losses on unfunded commitments. Other credit costs, net totaled $6 million for 2010, down from $12.1 million in 2009. The decrease for 2010 as compared to 2009 was primarily attributable to the reversal of reserves on several unfunded commitments that were closed and lower premium costs related to consumer real estate loan pool insurance. Other credit costs, net totaled $12.1 million in 2009, up $8.8 million from 2008. The increase for 2009 as compared to 2008 was primarily attributable to higher premium costs related to consumer real estate loan pool insurance.

Visa Indemnification Expense  TCF is a member of Visa U.S.A. for issuance and processing of its card transactions. As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, for contingent losses in connection with certain covered litigation (“the Visa indemnification”) disclosed in Visa’s public filings with the SEC based on its membership proportion. TCF is not a party to the lawsuits brought against Visa U.S.A. TCF’s membership proportion in Visa U.S.A. is .16234% at December 31, 2010.

As of December 31, 2010, TCF held 308,219 Visa Inc. Class B shares with no recorded value that are generally restricted from sale, other than to other Class B shareholders, and are subject to dilution as a result of TCF’s indemnification obligation.

At December 31, 2010, TCF’s estimated remaining Visa contingent indemnification obligation was $1.4 million. During the fourth quarter of 2010, TCF, based on information made public by Visa U.S.A., reduced the contingency obligation related to the Visa indemnification for certain covered litigation matters by $1 million. The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates. TCF’s remaining indemnification obligation for Visa’s covered litigation is a highly judgmental estimate. TCF must rely on Visa’s public disclosures about the covered litigation in making estimates of this contingent indemnification obligation.

Income Taxes  Income tax expense represented 36.93% of income before income tax expense during 2010, compared with 34.60% and 37.30% in 2009 and 2008, respectively. The higher effective income tax rate for 2010 as compared with 2009 and the lower effective income tax rate for 2009 as compared with 2008 are primarily due to significant favorable developments in uncertain tax positions in 2009.

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

As discussed under “Item 1A. Risk Factors – Other Risks – Income Taxes”, TCF uses a REIT and related companies in the management of qualified real estate secured assets. In the third quarter of 2009, TCF received notice from a state taxing authority challenging use of the REIT and related companies based on a recent court decision unrelated to TCF and unrelated to the laws in place for the years in the notice. In May 2010, the state’s Supreme Court unanimously overturned the lower court’s decision on which the state taxing authority relied. In September 2010, the state taxing authority informed TCF it was conceding its position and withdrawing its notice. This closure had no effect on TCF’s liability for uncertain tax positions.

Consolidated Financial Condition Analysis

Securities Available for Sale  Securities available for sale were $1.9 billion, or 10.5% of total assets, at December 31, 2010. During 2010, TCF recognized gains of $31.5 million on the sale of $598.5 million of mortgage-backed securities in the available for sale securities portfolio. TCF’s securities available for sale portfolio primarily consists of fixed-rate mortgage-backed securities issued by Fannie Mae and Freddie Mac. Net unrealized pre-tax losses on securities available for sale totaled $25.8 million at December 31, 2010, compared with gains of $2.2 million at December 31, 2009. TCF may, from time to time, sell treasury and agency securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

TCF’s securities portfolio does not contain commercial paper, asset-backed commercial paper or asset-backed securities secured by credit cards or automobile loans. TCF also has not participated in structured investment vehicles.

Loans and Leases  The following tables set forth information about loans and leases held in TCF’s portfolio.

						Compound Annual
(Dollars in thousands)	At December 31,					Growth Rate
						1-Year	5-Year
Portfolio Distribution:	2010	2009	2008	2007	2006	2010/2009	2010/2005
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$ 4,893,887	$ 4,961,347	$ 4,881,662	$ 4,706,568	$ 4,409,247	(1.4)%	3.4%
Junior lien	2,262,194	2,319,222	2,420,116	2,344,113	2,101,211	(2.5)	5.0
Total consumer real estate	7,156,081	7,280,569	7,301,778	7,050,681	6,510,458	(1.7)	3.9
Other	39,188	51,422	62,561	223,691	206,984	(23.8)	(32.9)
Total consumer real estate and other	7,195,269	7,331,991	7,364,339	7,274,372	6,717,442	(1.9)	3.0
Commercial real estate	3,328,216	3,269,003	2,984,156	2,557,330	2,390,653	1.8	7.7
Commercial business	317,987	449,516	506,887	558,325	551,995	(29.3)	(6.1)
Total commercial	3,646,203	3,718,519	3,491,043	3,115,655	2,942,648	(1.9)	5.9
Leasing and equipment finance (1)	3,154,478	3,071,429	2,486,082	2,104,343	1,818,165	2.7	16.0
Inventory finance	792,354	468,805	4,425	–	–	69.0	N.M.
Total loans and leases	$14,788,304	$14,590,744	$13,345,889	$12,494,370	$11,478,255	1.4	7.2

N.M. Not Meaningful.

(In thousands)	At December 31, 2010
	Consumer		Leasing and
	Real Estate		Equipment	Inventory
Geographic Distribution:	and Other	Commercial	Finance(1)	Finance	Total
Minnesota	$2,816,387	$ 882,343	$ 84,346	$ 15,848	$ 3,798,924
Illinois	2,180,769	891,780	105,479	22,527	3,200,555
Michigan	1,038,430	752,337	114,830	24,026	1,929,623
Wisconsin	476,683	551,937	54,964	20,768	1,104,352
Colorado	571,446	139,552	44,985	6,701	762,684
California	2,651	18,102	400,813	17,274	438,840
Texas	1,795	2,765	251,376	43,782	299,718
Florida	3,682	62,729	181,229	34,994	282,634
Ohio	3,342	53,373	132,975	33,580	223,270
Indiana	24,089	104,682	62,310	21,302	212,383
New York	3,537	3,400	175,109	28,332	210,378
Canada	–	–	4,275	189,949	194,224
Arizona	54,115	35,770	68,634	7,616	166,135
Other	18,343	147,433	1,473,153	325,655	1,964,584
Total	$7,195,269	$3,646,203	$3,154,478	$792,354	$14,788,304

(1)               Excludes operating leases included in other assets.

Loans and leases outstanding at December 31, 2010 are shown by contractual maturity in the following table.

	At December 31, 2010(3)
	Consumer			Leasing and
	Real Estate	Commercial	Commercial	Equipment	Inventory	Total Loans
(In thousands)	and Other	Real Estate	Business	Finance(2)	Finance	and Leases
Amounts due:
Within 1 year	$ 636,817	$ 577,505	$177,886	$1,200,395	$792,354	$ 3,384,957
After 1 year:
1 to 2 years	427,786	381,029	86,828	825,384	–	1,721,027
2 to 3 years	392,319	724,495	30,145	586,305	–	1,733,264
3 to 5 years	700,771	1,034,704	10,746	482,227	–	2,228,448
5 to 10 years	1,675,308	554,791	1,436	60,167	–	2,291,702
10 to 15 years	1,349,979	52,576	10,946	–	–	1,413,501
Over 15 years	2,012,289	3,116	–	–	–	2,015,405
Total after 1 year	6,558,452	2,750,711	140,101	1,954,083	–	11,403,347
Total	$7,195,269	$3,328,216	$317,987	$3,154,478	$792,354	$14,788,304
Amounts due after 1 year on:
Fixed-rate loans and leases	$4,403,794	$1,550,637	$ 62,372	$1,950,077	$ –	$ 7,966,880
Variable- and adjustable-rate loans(1)	2,154,658	1,200,074	77,729	4,006	–	3,436,467
Total after 1 year	$6,558,452	$2,750,711	$140,101	$1,954,083	$ –	$11,403,347

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

Retail Lending  TCF’s consumer real estate loan portfolio represents 48.4% of its total loan and lease portfolio. The consumer real estate portfolio decreased 1.7% in 2010 and was flat in 2009 from 2008. Consumer real estate loan originations were $1.1 billion in 2010, compared to $1.2 billion in 2009 and $1.6 billion in 2008, reflecting lower consumer demand for financing due in part to declines in home values and reduced levels of consumer spending in the weak economy.

TCF’s consumer real estate portfolio is secured by mortgages filed on residential real estate. At December 31, 2010, 68% of loan balances were secured by first mortgages with 32% secured by second mortgages. The average loan size secured by a first mortgage was $117 thousand and the average balance of loans secured by a junior lien position was $37 thousand at December 31, 2010. At December 31, 2010, 33% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 27% at December 31, 2009.

At December 31, 2010, 75% of TCF’s consumer real estate loan balance consisted of closed-end loans, compared with 76% at December 31, 2009. TCF’s closed-end consumer real estate loans require payments of principal and interest over a fixed term. The average home value, which is based on original values securing the loans and lines of credit in this portfolio, was $255 thousand as of December 31, 2010. Substantially all of TCF’s consumer real estate loans are in TCF’s primary banking markets. TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal. The average Fair Isaac Corporation (“FICO”) credit score at loan origination for the retail lending portfolio was 726 as of December 31, 2010 and 725 as of December 31, 2009. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 725 at December 31, 2010, compared with 724 at December 31, 2009.

TCF’s consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value (LTV) at origination. TCF does not have any subprime lending programs and did not originate 2/28 adjustable-rate mortgages (ARM) or Option ARM loans. TCF also has not originated consumer real estate loans with multiple payment options or loans with “teaser” interest rates. Although TCF does not have any programs that target subprime borrowers, in the normal course of lending to customers, loans at lower LTV ratios have been originated to borrowers with FICO scores below 620. TCF originated $2 billion of new loans since January 1, 2009; of these loans, net charge-offs during 2010 totaled $472 thousand, or .03%. TCF’s consumer real estate portfolio is subject to the risk of falling home values and to the general economic environment, particularly unemployment.

At December 31, 2010, total consumer real estate lines of credit outstanding were $2.2 billion, unchanged from $2.2 billion at December 31, 2009. Outstanding balances on consumer real estate lines of credit were 61% of total lines of credit at December 31, 2010, compared with 58% at December 31, 2009. At December 31, 2010, 28% of retail lending accruing loans over 30-days delinquent made a payment during the last month of the year, compared to 14.5% at December 31, 2009.

Commercial Banking  Commercial real estate loans increased $59.2 million from December 31, 2009 to $3.3 billion at December 31, 2010. Variable- and adjustable-rate loans represented 38% of commercial real estate loans outstanding at December 31, 2010. Commercial business loans decreased $131.5 million in 2010 to $318 million at December 31, 2010. TCF continues to expand its commercial lending activities generally to borrowers located in its primary banking markets. With a focus on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at December 31, 2010. At December 31, 2010, approximately 92% of TCF’s commercial real estate loans outstanding were secured by properties located in its primary banking markets.

The following table summarizes TCF’s commercial real estate loan portfolio by property and loan type.

	At December 31,
	2010				2009
			Construction				Construction
	Number		and		Number		and
(Dollars in thousands)	of Loans	Permanent	Development	Total	of Loans	Permanent	Development	Total
Retail services (1)	463	$ 865,784	$ 11,767	$ 877,551	481	$ 853,004	$ 23,867	$ 876,871
Apartments	716	754,915	20,338	775,253	699	715,391	36,562	751,953
Office buildings	256	564,631	32,851	597,482	275	550,606	49,122	599,728
Warehouse/industrial buildings	262	459,904	10,475	470,379	284	457,752	8,349	466,101
Hotels and motels	41	203,794	28,387	232,181	42	186,983	54,029	241,012
Health care facilities	35	111,543	24,961	136,504	23	60,127	2,808	62,935
Residential home builders	31	32,071	19,810	51,881	38	35,637	22,671	58,308
Other	119	133,195	53,790	186,985	130	157,018	55,077	212,095
Total	1,923	$3,125,837	$202,379	$3,328,216	1,972	$3,016,518	$252,485	$3,269,003

(1)               Primarily retail shopping centers and stores, convenience stores, gas stations, restaurants and automobile dealerships.

Leasing and Equipment Finance  The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type, excluding operating leases.

	At December 31,
(Dollars in thousands)	2010		2009
		Percent		Percent
Marketing Segment	Balance	of Total	Balance	of Total
Middle market (1)	$1,632,829	51.8%	$1,465,122	47.7%
Small ticket (2)	833,053	26.4	872,904	28.4
Winthrop	530,063	16.8	577,972	18.8
Other	158,533	5.0	155,431	5.1
Total	$3,154,478	100.0%	$3,071,429	100.0%

(1)               Middle market consists primarily of loan and lease financing of construction and manufacturing equipment and specialty vehicles.

(2)               Small ticket includes loan and lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations.

	At December 31,
(Dollars in thousands)	2010		2009
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Specialty vehicles	$ 624,149	19.8%	$ 547,444	17.8%
Manufacturing	567,622	18.0	469,291	15.3
Medical	432,973	13.7	446,340	14.5
Construction	349,841	11.1	416,518	13.6
Technology and data processing	321,279	10.2	379,971	12.4
Golf cart and turf	211,796	6.7	181,546	5.9
Furniture and fixtures	162,131	5.1	178,571	5.8
Exercise equipment	99,342	3.1	73,221	2.4
Printing	84,187	2.7	81,467	2.7
Other	301,158	9.6	297,060	9.6
Total	$3,154,478	100.0%	$3,071,429	100.0%

The leasing and equipment finance portfolio increased to $3.2 billion at December 31, 2010, up 2.7% from December 31, 2009 and consisted of $2.2 billion of leases and $939.5 million of loans. Total loan and lease originations for TCF Equipment Finance and Winthrop Resources were $1.1 billion for 2010, a decrease of 6.8% from $1.2 billion in 2009. Total loan and lease purchases by TCF Equipment Finance and Winthrop Resources decreased to $186.8 million for 2010, from $563.9 million for 2009. Loan and lease purchases during 2010 included $186.8 million of loans and leases in the middle market segment compared with purchases during 2009 which included $339.9 million of loans and leases in the small ticket segment and $224 million in the Winthrop segment. The backlog of approved transactions was $402.6 million at December 31, 2010, compared with $322.6 million at December 31, 2009. The average size of transactions originated during 2010 was $81.6 thousand, compared with $82.7 thousand during 2009. TCF’s leasing and equipment finance activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service. Declines in the value of leased equipment increase the potential for impairment losses and credit losses due to diminished collateral value, and may result in lower sales-type revenue at the end of the contractual lease term.  See Note 1 of Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Policies Related to Critical Accounting Estimates for information on lease accounting.

At December 31, 2010 and 2009, $212.4 million and $254.9 million, respectively, of TCF’s lease portfolio were discounted on a non-recourse basis with third-party financial institutions and, consequently, TCF retains no credit risk on such amounts. The leasing and equipment finance portfolio tables above include lease residuals. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions in estimated fair value are recorded in the periods in which they become known. At December 31, 2010, lease residuals totaled $109.6 million, or 10.1% of original equipment value, compared with $106.3 million, or 8.7% of original equipment value, at December 31, 2009.

TCF Inventory Finance  The following table summarizes the TCF Inventory Finance portfolio by marketing segment.

	At December 31,
(Dollars in thousands)	2010		2009
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Lawn and garden	$441,691	55.8%	$346,509	73.9%
Power sports and other	220,472	27.8	–	–
Electronics and appliances	130,191	16.4	122,296	26.1
Total	$792,354	100.0%	$468,805	100.0%

In the third quarter of 2010, TCF expanded into the power sports industry by entering into an agreement with Arctic Cat Sales Inc. to become the exclusive inventory finance source for Arctic Cat’s Canadian dealers. This agreement led to the acquisition of $125.8 million in loans towards the end of the third quarter of 2010.

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

Credit Quality The following tables summarize TCF’s loan and lease portfolio based on the most important credit quality data that should be used to understand the overall condition of the portfolio.

•      Within the performing loans and leases, TCF classifies customers within regulatory classification guidelines. Loans and leases that are “classified” mean that management has concerns regarding the ability of the borrowers to meet existing loan or lease terms and conditions but may never become non-performing or result in a loss.

•      Performing loans that are 60+ days delinquent have a higher potential to become non-performing and generally are a leading indicator for future charge-off trends.

•      Accruing troubled debt restructurings (“TDRs”) are loans to borrowers that have been modified such that TCF has granted a concession in terms to improve the likelihood of collection of all principal and interest owed.

•      Non-accrual loans and leases generally have been charged down to the estimated fair value of the collateral less selling costs or reserved for expected loss upon workout.

Included in Note 6 of Notes to Consolidated Financial Statements, “Allowance for Loan and Lease Losses and Credit Quality Information”, are disclosures of loans considered to be “impaired” for accounting purposes. Impaired loans comprise a portion of non-accrual loans and accruing TDRs and therefore are not additive to the information in the table below. Impaired loan accounting policies prescribe specific methodologies for determining a portion of the allowance for loan and lease losses. In addition, TCF has modified certain loans and leases to troubled borrowers where a concession was not granted and thus are not considered TDRs. These other modified loans and leases totaled $135.5 million and $101.5 million at December 31, 2010 and 2009, respectively, and are further discussed on page 35 under “Loan Modifications”.

	December 31, 2010
	Performing Loans and Leases				60+ Days
					Delinquent			Non-accrual
					and		Accruing	Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified	(1)	Total	Accruing	(2)	TDRs	Leases	and Leases
Consumer real estate and other	$ 6,613,610	$ –		$ 6,613,610	$76,711		$337,401	$167,547	$ 7,195,269
Commercial real estate and commercial business	3,091,911	354,185		3,446,096	9,021		48,838	142,248	3,646,203
Leasing and equipment finance	3,073,347	35,695		3,109,042	11,029		–	34,407	3,154,478
Inventory finance	785,245	5,710		790,955	344		–	1,055	792,354
Total loans and leases	$13,564,113	$395,590		$13,959,703	$97,105		$386,239	$345,257	$14,788,304
Percent of total loans and leases	91.7%	2.7%		94.4%	.7%		2.6%	2.3%	100.0%

	December 31, 2009
	Performing Loans and Leases				60+ Days
					Delinquent			Non-accrual
					and		Accruing	Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified	(1)	Total	Accruing	(2)	TDRs	Leases	and Leases
Consumer real estate and other	$ 6,863,222	$ –		$ 6,863,222	$76,959		$252,510	$139,300	$ 7,331,991
Commercial real estate and commercial business	3,280,957	331,298		3,612,255	68		–	106,196	3,718,519
Leasing and equipment finance	2,967,540	31,767		2,999,307	22,114		–	50,008	3,071,429
Inventory finance	467,319	–		467,319	715		–	771	468,805
Total loans and leases	$13,579,038	$363,065		$13,942,103	$99,856		$252,510	$296,275	$14,590,744
Percent of total loans and leases	93.1%	2.5%		95.6%	.7%		1.7%	2.0%	100.0%

(1)        Excludes classified loans and leases that are 60+ days delinquent or accruing TDRs.

(2)        Excludes accruing TDRs that are 60+ days delinquent.

Past Due Loans and Leases  The following tables set forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases, and will not agree to the above table, as these amounts include accruing TDRs that are delinquent. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 6 of Notes to Consolidated Financial Statements, “Allowance for Loan and Lease Losses and Credit Quality Information”, for additional information.

	At December 31,
(In thousands)	2010	2009	2008	2007	2006
Principal Balances
60-89 days	$ 55,618	$ 54,073	$41,851	$20,445	$24,872
90 days or more	59,425	52,056	37,619	15,384	12,214
Total	$115,043	$106,129	$79,470	$35,829	$37,086

	At December 31,
(In thousands)	2010	2009	2008	2007	2006
Percentage of Loans and Leases
60-89 days	.39%	.38%	.32%	.17%	.22%
90 days or more	.41	.36	.28	.12	.11
Total	.80%	.74%	.60%	.29%	.33%

	At December 31,
	2010		2009
	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balances	of Portfolio	Balances	of Portfolio
Consumer real estate and other:
First mortgage lien	$ 73,848	1.55%	$ 65,074	1.34%
Junior lien	20,763.93		17,942.78
Consumer other	39.10		215.42
Total consumer real estate and other	94,650	1.35	83,231	1.16
Commercial real estate	8,856.27		22	–
Commercial business	165.06		46.01
Total commercial real estate and other	9,021.26		68	–
Leasing and equipment finance:
Middle market	2,589.18		8,387.59
Small ticket	2,003.30		2,612.43
Winthrop	462.13		231.06
Other	–	–	33.02
Total leasing and equipment finance	5,054.19		11,263.44
Inventory finance	318.05		705.19
Subtotal (1)	109,043.79		95,267.69
Delinquencies in acquired portfolios(2)	6,000	1.00	10,862	1.93
Total	$115,043.80%		$106,129.74%

(1)               Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios is not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)               At December 31, 2010, includes $600.5 million of loans and leases.

Loan Modifications  TCF may modify certain loans to retain customers or to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession that it would not have otherwise considered, the loan is classified as a TDR. TDRs generally continue to accrue interest if the loan was accruing interest at the time of the modification, although at lower rates than the original loans, and if customers have demonstrated a willingness and ability to make modified loan payments.

TCF has maintained several programs designed to assist consumer real estate customers by extending payment dates or reducing customers’ contractual payments. All loan modifications are made on a case-by-case basis. Under these programs, TCF typically reduces customer’s contractual payments for a period of 12 to 18 months. If TCF has not granted a concession, compared to the original terms and conditions, the loan is not considered a TDR. Concessions related to TDRs generally do not include the forgiveness of principal balances. Modifications which are not classified as TDRs primarily involve interest rate changes to current market rates for similarly situated borrowers. Loan modifications to borrowers who are not experiencing financial difficulties are not included in the following reporting of loan modifications. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to or greater than the rate that TCF was willing to accept at the time of modification for a new loan with comparable risk and the loans are no longer impaired based on the terms of the restructuring agreements. Reserves for losses on accruing restructured consumer real estate loans were $36.8 million, or 10.9% of the outstanding balance, at December 31, 2010 and $27 million, or 10.7% of the outstanding balance at December 31, 2009. TCF utilized its historical 16% re-default rate on restructured consumer real estate loans in determining its assumed 20% re-default rate included in the estimated cash flows. Due to the secured nature of these loans, reserves for losses on accruing restructured commercial real estate loans were $695 thousand, or 1.4% of the outstanding balance at December 31, 2010.

Commercial loan modifications which are not classified as TDRs primarily involve loans where interest rates were changed to current market rates for borrowers with similar credit characteristics or where TCF received additional collateral or loan conditions. Loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. Loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six months.

The balance of modified loans as of December 31, 2010 and 2009 are summarized in the following tables.

	December 31, 2010
	Consumer	Commercial	Leasing and
	Real Estate	Real Estate	Equipment
(Dollars in thousands)	and Other	and Business	Finance	Total
TDRs:
Accruing	$337,401	$ 48,838	$ –	$386,239
Non-accruing	30,511	17,487	1,284	49,282
Total TDRs	367,912	66,325	1,284	435,521
Other loan modifications:
Accruing	24,145	68,484	22,624	115,253
Non-accruing	3,394	10,622	6,231	20,247
Total other loan modifications	27,539	79,106	28,855	135,500
Total loan modifications	$395,451	$145,431	$30,139	$571,021
Over 60-day delinquency as a percentage of balance:
Accruing TDRs	5.32%	–%	–%	4.64%
Accruing other loan modifications	5.82	–	.55	1.33
Total accruing loan modifications	5.35	–	.55	3.88

	December 31, 2009
	Consumer	Commercial	Leasing and
	Real Estate	Real Estate	Equipment
(Dollars in thousands)	and Other	and Business	Finance	Total
TDRs:
Accruing	$252,510	$ –	$ –	$252,510
Non-accruing	15,416	9,586	–	25,002
Total TDRs	267,926	9,586	–	277,512
Other loan modifications:
Accruing	32,717	33,272	31,925	97,914
Non-accruing	1,506	–	2,059	3,565
Total other loan modifications	34,223	33,272	33,984	101,479
Total loan modifications	$302,149	$42,858	$33,984	$378,991
Over 60-day delinquency as a percentage of balance:
Accruing TDRs	2.48%	–%	–%	2.48%
Accruing other loan modifications	11.19	–	3.08	4.74
Total accruing loan modifications	3.48	–	3.08	3.11

At December 31, 2010, all consumer real estate TDRs were temporary modifications, except for $31.1 million which were permanent modifications. Temporary modifications are no longer classified as TDRs once they complete the temporary modification term (typically 12 to 18 months) and the customer is performing for three months under the original contractual terms.

Non-accrual Loans and Leases  The increase in non-accrual loans and leases from December 31, 2009 was primarily due to increases in commercial and consumer real estate non-accrual loans. There were fewer additions and higher repayments in 2010, as compared with 2009. Consumer real estate loans are charged-off to their estimated realizable values upon entering non-accrual status. Any necessary additional reserves are established for commercial, leasing and equipment finance and inventory finance loans and leases when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Non-accrual loans and leases are summarized in the following table.

	At December 31,
(In thousands)	2010	2009	2008	2007	2006
Consumer real estate
First mortgage lien	$140,871	$118,313	$ 71,078	$23,750	$14,001
Junior lien	26,626	20,846	11,793	5,391	5,291
Total consumer real estate	167,497	139,159	82,871	29,141	19,292
Consumer other	50	141	65	6	27
Total consumer real estate and other	167,547	139,300	82,936	29,147	19,319
Commercial real estate	104,305	77,627	54,615	19,999	12,849
Commercial business	37,943	28,569	14,088	2,658	3,421
Total commercial real estate and commercial business	142,248	106,196	68,703	22,657	16,270
Leasing and equipment finance	34,407	50,008	20,879	8,050	7,596
Inventory finance	1,055	771	–	–	–
Total non-accrual loans and leases	$345,257	$296,275	$172,518	$59,854	$43,185

The changes in amount of non-accrual loans and leases for the years ended December 31, 2010 and 2009 are summarized in the following table.

	At or For the Year Ended December 31, 2010
			Leasing and
			Equipment	Inventory
(In thousands)	Consumer	Commercial	Finance	Finance	Total
Balance, at beginning of year	$139,300	$106,196	$ 50,008	$ 771	$ 296,275
Additions	245,695	137,585	56,033	6,278	445,591
Charge-offs	(57,194)	(45,804)	(27,938)	(79)	(131,015)
Transfers to other assets	(98,446)	(33,127)	(15,291)	(288)	(147,152)
Return to accrual status	(48,999)	–	(4,364)	(4,115)	(57,478)
Payments received	(8,576)	(26,546)	(24,041)	(1,575)	(60,738)
Other, net	(4,233)	3,944	–	63	(226)
Balance, at end of year	$167,547	$142,248	$ 34,407	$ 1,055	$ 345,257

	At or For the Year Ended December 31, 2009
			Leasing and
			Equipment	Inventory
(In thousands)	Consumer	Commercial	Finance	Finance	Total
Balance, at beginning of year	$ 82,936	$ 68,703	$ 20,879	$ –	$ 172,518
Additions	223,785	127,951	97,260	2,515	451,511
Charge-offs	(43,180)	(41,663)	(27,616)	(64)	(112,523)
Transfers to other assets	(85,944)	(28,151)	(20,179)	–	(134,274)
Return to accrual status	(30,274)	(3,304)	(3,927)	–	(37,505)
Payments received	(6,136)	(15,754)	(15,905)	(1,680)	(39,475)
Other, net	(1,887)	(1,586)	(504)	–	(3,977)
Balance, at end of year	$139,300	$106,196	$ 50,008	$ 771	$ 296,275

Charge-offs and allowance recorded to date against the non-accrual loan and lease portfolio as a percentage of the remaining contractual loan balance prior to non-accrual status as of December 31, 2010 is summarized in the following table.

	At December 31, 2010
		Charge-offs
	Contractual	and Allowance	Net
(Dollars in thousands)	Balance	Recorded	Exposure	Impairment (1)
Consumer	$212,809	$ 46,780	$166,029	22.0%
Commercial	200,619	86,446	114,173	43.1
Leasing and equipment finance	34,458	8,384	26,074	24.3
Inventory finance	1,055	185	870	17.5
Total	$448,941	$141,795	$307,146	31.6%

	At December 31, 2009
		Charge-offs
	Contractual	and Allowance	Net
(Dollars in thousands)	Balance	Recorded	Exposure	Impairment (1)
Consumer	$170,818	$33,044	$137,774	19.3%
Commercial	131,384	33,776	97,608	25.7
Leasing and equipment finance	50,008	14,976	35,032	29.9
Inventory finance	771	22	749	2.9
Total	$352,981	$81,818	$271,163	23.2%

(1)        Represents the ratio of charge-offs and allowance recorded to the contractual loan balances prior to non-accrual status.

Allowance for Loan and Lease Losses  The determination of the allowance for loan and lease losses is a critical accounting estimate. TCF’s methodologies for determining and allocating the allowance for loan and lease losses focus on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and non-accrual assets, values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, year of origination, prevailing economic conditions and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan and lease losses of $265.8 million appropriate to cover losses incurred in the loan and lease portfolios as of December 31, 2010. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 6 of Notes to Consolidated Financial Statements, “Allowance for Loan and Lease Losses and Credit Quality Information”, the following includes detailed information regarding TCF’s allowance for loan and lease losses and net charge-offs.

The allocation of TCF’s allowance for loan and lease losses and credit loss reserves are as follows.

						Allowance as a Percentage of Total
						Loans and Leases Outstanding by Type
	At December 31,					At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006	2010	2009	2008	2007	2006
Consumer real estate:
First mortgage lien	$105,634	$ 89,542	$ 47,279	$16,494	$ 7,069	2.16%	1.80%	.97%	.35%	.16%
Junior lien	67,216	75,424	51,157	15,102	6,108	2.97	3.25	2.11	.64	.29
Consumer real estate	172,850	164,966	98,436	31,596	13,177	2.42	2.27	1.35	.45	.20
Consumer other	1,653	2,476	2,664	2,059	2,211	4.22	4.82	4.26	.92	1.07
Total consumer	174,503	167,442	101,100	33,655	15,388	2.43	2.28	1.37	.46	.23
Commercial real estate	50,788	37,274	39,386	25,891	22,662	1.53	1.14	1.32	1.01	.95
Commercial business	11,690	6,230	11,865	7,077	7,503	3.68	1.39	2.34	1.27	1.36
Total commercial	62,478	43,504	51,251	32,968	30,165	1.71	1.17	1.47	1.06	1.03
Leasing and equipment finance	26,301	32,063	20,058	14,319	12,990.83		1.04	.81	.68	.71
Inventory finance	2,537	1,462	33	–	–	.32	.31	.75	–	–
Total allowance for loan and lease losses	265,819	244,471	172,442	80,942	58,543	1.80	1.68	1.29	.66	.51
Other credit loss reserves:
Reserves for unfunded commitments	2,353	3,850	1,510	399	402	N.A.	N.A.	N.A.	N.A.	N.A.
Total credit loss reserves	$268,172	$248,321	$173,952	$81,341	$58,945	1.81	1.70	1.30	.66	.52

N.A. Not Applicable.

The increase in the consumer real estate allowance from December 31, 2009 to December 31, 2010, is primarily due to increased provision for credit losses as the balance of consumer real estate TDRs increased. The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts as loans migrate to classified commercial loans or to non-accrual. Charge-offs are taken against such specific reserves. The commercial allowance increased in 2010 from 2009 due to these factors. The increase in the inventory finance allowance was primarily due to the growth of the inventory finance business.

The following table sets forth information detailing the allowance for loan and lease losses.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Balance, at beginning of year	$ 244,471	$ 172,442	$ 80,942	$ 58,543	$ 55,823
Charge-offs:
Consumer real estate
First mortgage lien	(78,605)	(55,420)	(30,262)	(9,809)	(3,419)
Junior lien	(56,125)	(53,137)	(32,937)	(11,977)	(4,479)
Total real estate	(134,730)	(108,557)	(63,199)	(21,786)	(7,898)
Consumer other	(16,377)	(18,498)	(20,830)	(19,455)	(18,423)
Total consumer	(151,107)	(127,055)	(84,029)	(41,241)	(26,321)
Commercial real estate	(45,682)	(35,956)	(11,884)	(2,409)	(228)
Commercial business	(4,045)	(9,810)	(5,731)	(1,264)	(555)
Total commercial	(49,727)	(45,766)	(17,615)	(3,673)	(783)
Leasing and equipment finance	(34,745)	(29,372)	(13,156)	(7,507)	(6,117)
Inventory finance	(1,484)	(205)	–	–	–
Total charge-offs	(237,063)	(202,398)	(114,800)	(52,421)	(33,221)
Recoveries:
Consumer real estate
First mortgage lien	2,237	808	210	260	114
Junior lien	2,633	1,129	625	948	167
Total consumer real estate	4,870	1,937	835	1,208	281
Consumer other	11,338	10,741	11,525	13,019	13,621
Total consumer	16,208	12,678	12,360	14,227	13,902
Commercial real estate	724	440	30	–	39
Commercial business	603	697	130	16	86
Total commercial	1,327	1,137	160	16	125
Leasing and equipment finance	4,100	2,053	1,735	3,585	1,225
Inventory finance	339	23	–	–	–
Total recoveries	21,974	15,891	14,255	17,828	15,252
Net charge-offs	(215,089)	(186,507)	(100,545)	(34,593)	(17,969)
Provision charged to operations	236,437	258,536	192,045	56,992	20,689
Balance, at end of year	$ 265,819	$ 244,471	$ 172,442	$ 80,942	$ 58,543
Net charge-offs as a percentage of average loans and leases	1.47%	1.34%	.78%	.29%	.16%

Other Real Estate Owned and Repossessed and Returned Equipment  Other real estate owned and repossessed and returned equipment are summarized in the following table.

	At December 31,
(In thousands)	2010	2009	2008	2007	2006
Other real estate owned:
Residential real estate	$ 90,115	$ 66,956	$38,632	$28,752	$19,899
Commercial real estate	50,950	38,812	23,033	17,013	2,554
Total other real estate owned	141,065	105,768	61,665	45,765	22,453
Repossessed and returned equipment	8,325	17,166	10,927	2,292	2,090
Total other real estate owned and repossessed and returned equipment	$ 149,390	$122,934	$72,592	$48,057	$24,543

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. At December 31, 2010, TCF owned 520 consumer real estate properties, an increase of 222 from December 31, 2009 due to the addition of 1,019 new properties exceeding sales of 797 properties. The average amount of time to sell consumer real estate properties once they are listed for sale was 4.2 months in 2010. The consumer real estate portfolio is secured by a total of 82,543 properties of which 813, or .98%, were owned or in the process of foreclosure and included within other real estate owned as of December 31, 2010. This compares with 504 properties, or .57%, owned or in the process of foreclosure and included within other real estate owned as of December 31, 2009.

The changes in amount of other real estate owned for the years ended December 31, 2010 and 2009 are summarized in the following table.

	At or For the Year Ended December 31, 2010
(In thousands)	Consumer	Commercial	Total
Balance, at beginning of year	$ 66,956	$ 38,812	$105,768
Transferred in, net of charge-offs	121,555	29,541	151,096
Sales	(88,358)	(10,617)	(98,975)
Write-downs	(12,640)	(4,040)	(16,680)
Other, net	2,602	(2,746)	(144)
Balance, at end of year	$ 90,115	$ 50,950	$141,065

	At or For the Year Ended December 31, 2009
(In thousands)	Consumer	Commercial	Total
Balance, at beginning of year	$ 38,632	$23,033	$ 61,665
Transferred in, net of charge-offs	102,744	28,604	131,348
Sales	(66,901)	(9,616)	(76,517)
Write-downs	(9,731)	(3,485)	(13,216)
Other, net	2,212	276	2,488
Balance, at end of year	$ 66,956	$38,812	$105,768

The charge-offs and write-downs recorded to date on other real estate owned compared to the contractual loan balances prior to non-accrual status at December 31, 2010 and 2009 are summarized in the following table.

	December 31, 2010
	Contractual
	Loan Balance	Charge-offs	Other
	Prior to Non-	and Write-downs	Real Estate
(Dollars in thousands)	performing Status	Recorded	Owned Balance	Impairment(1)
Consumer	$134,529	$44,414	$ 90,115	33.0%
Commercial	69,438	18,488	50,950	26.6
Total	$203,967	$62,902	$141,065	30.8%

	December 31, 2009
	Contractual
	Loan Balance	Charge-offs	Other
	Prior to Non-	and Write-downs	Real Estate
(Dollars in thousands)	performing Status	Recorded	Owned Balance	Impairment(1)
Consumer	$ 91,305	$24,349	$ 66,956	26.7%
Commercial	53,738	14,926	38,812	27.8
Total	$145,043	$39,275	$105,768	27.1%

(1)     Represents the ratio of charge-offs and write-downs recorded to the contractual loan balances prior to non-performing status.

At December 31, 2010 and December 31, 2009, TCF had $8.3 million and $17.2 million, respectively, of repossessed and returned equipment held for sale in its Wholesale Banking segment. The overall economic environment influences the level of repossessed and returned equipment, the demand for these types of used equipment in the marketplace and the fair value or ultimate sales prices at disposition. TCF periodically determines the fair value of this equipment and, if fair value is lower than its recorded basis, makes adjustments.

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

ALCO and the Board of Directors have adopted a Liquidity Management Policy to direct management of the Company’s liquidity risk. See Item 1A. Risk Factors – Enterprise Risk Management – Market Risk Management (Including Interest-Rate Risk and Liquidity Risk) – Liquidity Risk for more information. Given the current economic condition and continued emergence of regulatory guidance, the Company increased asset liquidity by $356.6 million during 2010 to $507.3 million by increasing interest-bearing deposits held at the Federal Reserve. At December 31, 2010, TCF had $371.3 million of interest-bearing deposits at the Federal Reserve.

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments and borrowings. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF’s deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed primarily from the FHLB, institutional sources under repurchase agreements and other sources. At December 31, 2010, TCF had $2.4 billion in unused secured borrowing capacity under these funding sources. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Borrowings”.

Potential sources of liquidity for TCF include secured borrowings from FHLB and the Federal Reserve Discount Window or other unsecured and uncommitted short-term federal funds purchased lines, and issuance of debt and equity securities. TCF Bank’s ability to pay dividends or make other capital distributions to TCF is restricted by regulation and may require regulatory approval.

TCF executes all of its foreign exchange contracts in the over-the-counter market with large, international financial institutions. These contracts also may include credit risk-related contingent features that enhance the creditworthiness of these instruments as compared to other obligations of the respective counterparty with whom TCF has transacted. These contingent features may be for the benefit of TCF, as well as its counterparties with respect to changes in TCF’s creditworthiness.

Deposits  Deposits totaled $11.6 billion at December 31, 2010, up $16.8 million from December 31, 2009. Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Checking, savings and money market deposits totaled $10.6 billion, up $176 million from December 31, 2009, and comprised 91% of total deposits at December 31, 2010, compared with 90% of total deposits at December 31, 2009. The average balance of these deposits for 2010 was $10.5 billion, an increase of $1 billion over the $9.5 billion average balance for 2009. Certificates of deposit totaled $1 billion at December 31, 2010, down $159.2 million from December 31, 2009. Non-interest bearing deposits represented 21% of total deposits at both December 31, 2010 and 2009. TCF’s weighted-average cost for deposits, including non-interest bearing deposits, was .41% at December 31, 2010, compared with .65% at December 31, 2009. The decrease in the weighted-average rate for deposits was due to pricing strategies on certain deposit products and mix changes. TCF had no brokered deposits at December 31, 2010 or 2009.

Borrowings  Borrowings totaled $5 billion at December 31, 2010, up $230.1 million from December 31, 2009.

See Notes 10 and 11 of Notes to Consolidated Financial Statements for detailed information on TCF’s borrowings. The weighted-average rate on borrowings was 4.17% at December 31, 2010, and 4.42% at December 31, 2009. The decrease in the weighted-average rate on borrowings was primarily due to an increase in low rate short-term borrowings. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings.

Contractual Obligations and Commitments  As disclosed in the Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts. At December 31, 2010, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Total borrowings (1)	$4,802,451	$629,563	$400,000	$1,042,694	$2,730,194
Annual rental commitments under non-cancelable operating leases	209,828	25,995	46,029	39,509	98,295
Campus marketing agreements	49,822	4,221	5,915	5,991	33,695
Construction contracts	30	30	–	–	–
Visa indemnification expense (2)	1,420	1,420	–	–	–
Total	$5,063,551	$661,229	$451,944	$1,088,194	$2,862,184

(In thousands)	Amount of Commitment – Expiration by Period
		Less than	1-3	3-5	After 5
Commitments	Total	1 Year	Years	Years	Years
Commitments to lend:
Consumer real estate and other	$1,444,619	$22,434	$165,815	$ 94,273	$1,162,097
Commercial	277,427	162,239	42,928	49,272	22,988
Leasing and equipment finance	148,597	148,597	–	–	–
Total commitments to lend	1,870,643	333,270	208,743	143,545	1,185,085
Standby letters of credit and guarantees on industrial revenue bonds	31,062	22,566	2,639	5,857	–
Total	$1,901,705	$355,836	$211,382	$149,402	$1,185,085

(1)     Total borrowings excludes interest.

(2)     The payment time is estimated to be less than one year; however, the exact date of the payment cannot be determined.

Commitments to lend are agreements to lend to a customer provided there is no violation of any condition in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. By contract, the Company, in its sole discretion, may terminate or otherwise modify the credit arrangement in place with a customer. Collateral predominantly consists of residential and commercial real estate. The credit facilities established for inventory finance customers are discretionary credit arrangements which do not obligate the Company to lend.

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

Stockholders’ Equity  Stockholders’ equity at December 31, 2010 was $1.5 billion, or 7.97% of total assets, up from $1.2 billion, or 6.57% of total assets, at December 31, 2009. The increase in stockholders’ equity was primarily the result of TCF’s public offering of common stock in February of 2010, which raised net proceeds of $164.6 million, as well as an increase in retained earnings. Dividends to common shareholders on a per share basis totaled 20 cents in 2010, a decrease of 50% from 40 cents in 2009. TCF’s dividend payout ratio was 19% in 2010.  The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At December 31, 2010, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors.

For the year ended December 31, 2010, average total equity to average assets was 7.83%, compared with 7.20% for the year ended December 31, 2009. For the year ended

December 31, 2010, tangible realized common equity to tangible assets was 7.37%, compared with 5.86% for the year ended December 31, 2009. Tangible realized common equity is a non-GAAP measure and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible realized common equity was $1.3 billion at December 31, 2010, compared with $1 billion at December 31, 2009. Tangible assets represent common equity less goodwill and other intangible assets. Tangible assets were $18.3 billion at December 31, 2010, compared with $17.7 billion at December 31, 2009. Management reviews tangible realized common equity to tangible assets as an ongoing measure and has included this information because of current interest by investors, rating agencies and banking regulators. The methodology for calculating tangible realized common equity may vary between companies.

The following table is a reconciliation of the non-GAAP measure of tangible realized common equity to tangible assets to the GAAP measure of total equity to total assets.

	At December 31,
(Dollars in thousands)	2010	2009
Computation of total equity to total assets:
Total equity	$ 1,480,163	$ 1,179,755
Total assets	18,465,025	17,885,175
Total equity to total assets	8.02%	6.60%
Computation of tangible realized common equity to tangible assets:
Total equity	$ 1,480,163	$ 1,179,755
Less: Non-controlling interest in subsidiaries	8,500	4,393
Total TCF Financial Corporation stockholders’ equity	1,471,663	1,175,362
Less:
Goodwill	152,599	152,599
Other intangibles	1,232	1,405
Add:
Accumulated other comprehensive loss	31,514	18,545
Tangible realized common equity	$ 1,349,346	$ 1,039,903
Total assets	$18,465,025	$17,885,175
Less:
Goodwill	152,599	152,599
Other intangibles	1,232	1,405
Tangible assets	$18,311,194	$17,731,171
Tangible realized common equity to tangible assets	7.37%	5.86%

At December 31, 2010, TCF Financial and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve and the OCC. See Notes 13 and 14 of Notes to Consolidated Financial Statements.

Tier 1 risk-based capital at December 31, 2010 was $1.5 billion, or 10.59% of risk-weighted assets, compared with $1.2 billion, or 8.52% of risk-weighted assets, at December 31, 2009. Tier 1 common capital at December 31, 2010 was $1.4 billion, or 9.71%, of the risk-weighted assets compared to $1 billion, or 7.65%, of risk-weighted assets at December 31, 2009.

In contrast to GAAP-basis measures, the total tier 1 common risk-based capital ratio excludes the effect of qualifying trust preferred securities, qualifying non-controlling interest in subsidiaries and cumulative perpetual preferred stock. Management reviews the total tier 1 common risk-based capital ratio as an ongoing measure and has included this information because of current interest by investors, rating agencies and banking regulators. The methodology for calculating total tier 1 common risk-based capital may vary between companies. The following table is a reconciliation of GAAP to non-GAAP measures.

	At December 31,
(Dollars in thousands)	2010	2009
Computation of tier 1 risk-based capital ratio:
Total tier 1 capital	$ 1,475,525	$ 1,161,750
Total risk-weighted assets	13,929,097	13,627,871
Total tier 1 risk-based capital ratio	10.59%	8.52%
Computation of tier 1 common risk-based capital ratio:
Total tier 1 capital	$ 1,475,525	$ 1,161,750
Less: Qualifying trust preferred securities	115,000	115,000
Less: Qualifying non-controlling interest in subsidiaries	8,500	4,393
Total tier 1 common capital	$ 1,352,025	$ 1,042,357
Total risk-weighted assets	$13,929,097	$13,627,871
Total tier 1 common risk-based capital ratio	9.71%	7.65%

One factor considered in TCF’s capital planning process is the amount of dividends paid to common stockholders as a component of common capital generated.

TCF’s common capital generated for the year ended December 31, 2010 is as follows.

(Dollars in thousands)	2010
Net income available to common stockholders	$146,564
Treasury shares sold to TCF employee benefit plans	11,727
Common shares purchased by TCF employee benefit plans	6,362
Amortization of stock compensation	9,534
Cancellation of common shares	(2,165)
Other	298
Total internally generated capital	172,320
Issuance of common stock	164,567
Total common capital generated	336,887
Less: Common stock dividends	(27,617)
Net common capital generated	$309,270
Common dividend as a percentage of total common capital generated	8.2%

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

Recent Accounting Developments

On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The FASB has elected to defer the disclosures related to TDRs included within ASU No. 2010-20. The disclosures related to TDRs are expected to be effective for the second quarter 2011. The remaining disclosures under ASU No. 2010-20 were not deferred and are included in Note 6 of Notes to Consolidated Financial Statements, “Allowance for Loan and Lease Losses and Credit Quality Information”.

Fourth Quarter Summary

In the fourth quarter of 2010, TCF reported net income of $30.7 million, compared with $19.5 million in the fourth quarter of 2009. Diluted earnings per common share was 22 cents for the fourth quarter of 2010, compared with 15 cents for the same 2009 period.

Net interest income was $174.3 million for the quarter ended December 31, 2010, up $4.6 million, or 2.7%, from the quarter ended December 31, 2009. The increase in net interest income was primarily due to decreased rates paid on deposits and increases in Specialty Finance loans and leases, partially offset by the impact of increased asset liquidity and decreased income from consumer loans. The net interest margin was 4.04% and 4.07% for the fourth quarter of 2010 and 2009, respectively.

TCF provided $77.6 million for credit losses in the fourth quarter of 2010, compared with $77.4 million in the fourth quarter of 2009. The net increase was primarily due to increased reserves and charge-offs in the commercial real estate portfolio partially offset by decreased levels of provision in excess of net charge-offs in the consumer real estate portfolio. For the fourth quarter of 2010, net loan and lease charge-offs were $64.9 million, or 1.75% of average loans and leases outstanding, compared with $48.7 million, or 1.35% of average loans and leases outstanding during the same 2009 period. The increase was primarily due to in commercial loan and consumer real estate net charge-offs.

Total non-interest income in the fourth quarter of 2010 was $141.5 million, compared with $143.1 million in the fourth quarter of 2009. The decrease in non-interest income was primarily due to a decrease in leasing revenues and fees and service charges. Fees and service charges were $61.5 million, down 17.9% from the fourth quarter of 2009, primarily due to a decrease in activity-based fee revenue as a result of the implementation of recent overdraft fee regulations, partially offset by increased monthly maintenance fee income. Card revenues totaled $27.6 million for the fourth quarter of 2010, up 3% over the same 2009 period. Leasing and equipment finance revenues were $23.4 million for the fourth quarter of 2010, down $1 million from the fourth quarter of 2009 primarily due to decreased operating lease revenue as a result of operating lease runoff from the FNCI acquisition that occurred during 2009, which was partially offset by a corresponding decrease in operating lease depreciation.

Non-interest expense totaled $190.5 million for the 2010 fourth quarter, a decrease of $16.3 million, or 7.9%, from $206.8 million for the 2009 fourth quarter. Compensation and employee benefits decreased $2 million, or 2.2%, from the fourth quarter of 2009, primarily due to headcount reductions and decreased employee medical plan expenses, partially offset by increased costs in the Specialty Finance businesses as a result of expansion and growth. Deposit account premium expense decreased $7.7 million from the fourth quarter of 2009, primarily due to revised marketing strategies and lower checking account production. Other expense in the fourth quarter of 2010 decreased $2.9 million, or 7.2%, from the fourth quarter of 2009 primarily attributable to a decrease in severance costs, as a result of the reorganization of the company’s structure and business segments in the fourth quarter of 2009. Other credit costs, net in the fourth quarter of 2010 decreased $2.8 million, or 64.8%, from the fourth quarter of 2009 primarily due to the reversal of reserves on several unfunded commitments that were closed and lower costs of consumer real estate loan pool insurance.

In the fourth quarter of 2010, the effective income tax rate was 33.61% of income before tax expense, up from 32.77% for the fourth quarter of 2009. The effective tax rate for the fourth quarter of both 2010 and 2009 included the effects of year-to-date changes in the estimated annual effective tax rate of approximately $1 million.

Legislative, Legal and Regulatory Developments

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries. TCF expects that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, will not have a significant effect on future results.

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

Adverse Economic or Business Conditions, Credit and Other Risks  Continued or deepening deterioration in general economic and banking industry conditions, or continued increases in unemployment in TCF’s primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, deposit account attrition, or an inability to increase the number of deposit accounts; adverse changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including continuing declines in commercial or residential real estate values or changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF’s interest-earning assets and the rates paid on its deposits and borrowings; and foreign currency exchange risks.

Earnings/Capital Constraints, Liquidity Risks  Limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and Emergency Economic Stabilization Act of 2008, as amended (“EESA”), and other regulatory reform legislation; the impact of financial regulatory reform, including the phase out of trust preferred securities in tier 1 capital called for by the Act, or additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity.

Legislative and Regulatory Requirements  New consumer protection and supervisory requirements, including the Dodd-Frank Act’s creation of a new consumer protection bureau and limits on Federal preemption for state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the EESA and the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; reduction of interchange revenue from debit card transactions resulting from the so-called Durbin Amendment to the Dodd-Frank Act, which limits debit card interchange fees to amounts that will only allow issuers to recover incremental costs of authorization, clearance and settlement of debit card transactions, plus possibly some costs relating to fraud prevention; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions); any material failure of TCF to comply with the terms of its consent order with the Office of the Comptroller of the Currency relating to TCF’s Bank Secrecy Act compliance, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from recently enacted Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions or other adverse consequences such as increased capital requirements or higher deposit insurance assessments; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Other Risks Relating to Fee Income  Uncertainties relating to TCF’s implementation of new regulatory requirements that prohibit financial institutions from charging NSF fees on point-of-sale and ATM transactions unless customers opt-in, including customer opt-in preferences which may have an adverse impact on TCF’s fee revenue; and uncertainties relating to future retail deposit account changes such as charging a daily negative balance fee in lieu of per item NSF fees or other significant changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

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

Accounting, Audit, Tax and Insurance Matters  Changes in accounting standards or interpretations of existing standards; federal or state monetary, fiscal or tax policies, including adoption of state legislation that would increase state taxes; adverse state or Federal tax assessments or findings in tax audits; lack of or inadequate insurance coverage for claims against TCF.

Technological and Operational Matters  Technological, computer-related or operational difficulties or loss or theft of information and the possibility that deposit account losses (fraudulent checks, etc.) may increase.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage interest-rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks, in the normal course of its business, the Company considers interest-rate risk to be one of its most significant market risks. See “Item 1A. Risk Factors – Enterprise Risk Management – Market Risk Management (Including Interest-Rate and Liquidity Risk)” for further discussion. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. TCF, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices (e.g., the prime rate).

TCF’s Asset/Liability Management Committee (ALCO) manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-2 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At December 31, 2010, net interest income is estimated to increase slightly by 1% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

Management exercises its best judgment in making assumptions regarding events that management can influ-ence such as non-contractual deposit repricings and events outside management’s control such as customer behavior on loan and deposit activity, counterparty decisions on callable borrowings and the effect that competition has on both loan and deposit pricing. These assumptions are inherently uncertain and, as a result, net interest income simulation results will differ from actual results due the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.

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

TCF’s one-year interest rate gap was a positive $515.5 million, or 2.8% of total assets, at December 31, 2010, compared with a negative $1.2 billion, or 6.6% of total assets, at December 31, 2009. The change in the gap from year-end is primarily due to decreased levels of fixed-rate loans, an increase in non-contractual deposits and increased equity. A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period. A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 25 basis point decrease in current mortgage loan interest rates would increase prepayments on the $6.7 billion of fixed-rate mortgage-backed securities and consumer real estate loans at December 31, 2010, by approximately $44 million, or 7.7%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2010, by approximately $144 million, or 25.1%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may also adversely impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates. Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

The following table summarizes TCF’s interest-rate gap position at December 31, 2010.

	Maturity/Rate Sensitivity
	Within	30 Days to	6 Months
(Dollars in thousands)	30 Days	6 Months	to 1 Year	1 to 3 Years	3 + Years	Total
Interest-earning assets:
Consumer loans (1) (2)	$1,022,951	$ 391,684	$ 441,042	$2,157,678	$ 3,181,914	$ 7,195,269
Commercial loans (1) (2)	452,911	301,442	324,193	1,395,466	1,172,191	3,646,203
Leasing and equipment finance (2)	155,630	626,474	577,485	1,356,257	438,632	3,154,478
Securities available for sale (2)	38,273	64,272	88,414	333,026	1,407,189	1,931,174
Investments	371,407	141,567	62	368	37,761	551,165
Inventory finance	360,646	253,204	178,504	–	–	792,354
Total	2,401,818	1,778,643	1,609,700	5,242,795	6,237,687	17,270,643
Interest-bearing liabilities:
Checking deposits (3)	575,930	62,673	67,230	860,831	2,963,400	4,530,064
Savings deposits (3)	1,592,682	462,632	470,622	1,589,703	1,275,163	5,390,802
Money market deposits (3)	330,149	9,837	10,349	250,466	35,121	635,922
Certificates of deposit	100,451	412,856	357,483	146,837	10,700	1,028,327
Short-term borrowings	126,790	–	–	–	–	126,790
Long-term borrowings (4)	8,107	548,460	138,389	501,152	3,662,713	4,858,821
Total	2,734,109	1,496,458	1,044,073	3,348,989	7,947,097	16,570,726
Interest-earning assets (under)
over interest-bearing liabilities	(332,291)	282,185	565,627	1,893,806	(1,709,410)	699,917
Cumulative gap	$ (332,291)	$ (50,106)	$ 515,521	$2,409,327	$ 699,917	$ 699,917
Cumulative gap as a percentage of total assets:
At December 31, 2010	(1.8)%	(0.3)%	2.8%	13.0%	3.8%	3.8%
At December 31, 2009	(12.9)%	(8.9)%	(6.6)%	4.2%	1.9%	1.9%

(1)                At January 1, 2011, $1.4 billion of variable-rate consumer loans and $397 million of variable-rate commercial loans were modeled as fixed-rate loans as their current interest rate is below their contractual interest rate floor. An increase in short-term interest rates may not result in a change in the interest rate on these variable-rate loans.

(2)                Based upon contractual maturity, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon experience and third-party projections.

(3)                Includes non-interest bearing deposits. At December 31, 2010, 16% of checking deposits, 47% of savings deposits, and 55% of money market deposits are included in amounts repricing within one year. At December 31, 2009, 18% of checking deposits, 51% of savings deposits, and 54% of money market deposits are included in amounts repricing within one year.

(4)                Includes $700 million of callable borrowings.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders TCF Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TCF Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

February 15, 2011

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2010	2009

Assets
Cash and due from banks	$ 663,901	$ 299,127
Investments	179,768	163,692
Securities available for sale	1,931,174	1,910,476
Loans and leases:
Consumer real estate and other	7,195,269	7,331,991
Commercial	3,646,203	3,718,519
Leasing and equipment finance	3,154,478	3,071,429
Inventory finance	792,354	468,805
Total loans and leases	14,788,304	14,590,744
Allowance for loan and lease losses	(265,819)	(244,471)
Net loans and leases	14,522,485	14,346,273
Premises and equipment, net	443,768	447,930
Goodwill	152,599	152,599
Other assets	571,330	565,078
Total assets	$18,465,025	$17,885,175
Liabilities and Equity
Deposits:
Checking	$ 4,530,064	$ 4,400,290
Savings	5,390,802	5,339,955
Money market	635,922	640,569
Certificates of deposit	1,028,327	1,187,505
Total deposits	11,585,115	11,568,319
Short-term borrowings	126,790	244,604
Long-term borrowings	4,858,821	4,510,895
Total borrowings	4,985,611	4,755,499
Accrued expenses and other liabilities	414,136	381,602
Total liabilities	16,984,862	16,705,420
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	–	–
Common stock, par value $.01 per share, 280,000,000 shares authorized; 142,965,012 and 130,339,500 shares issued	1,430	1,303
Additional paid-in capital	459,884	297,429
Retained earnings, subject to certain restrictions	1,064,978	946,002
Accumulated other comprehensive loss	(31,514)	(18,545)
Treasury stock at cost, 51,160 and 1,136,688 shares, and other	(23,115)	(50,827)
Total TCF Financial Corporation stockholders’ equity	1,471,663	1,175,362
Non-controlling interest in subsidiaries	8,500	4,393
Total equity	1,480,163	1,179,755
Total liabilities and equity	$18,465,025	$17,885,175

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2010	2009	2008

Interest income:
Loans and leases	$883,923	$864,384	$847,512
Securities available for sale	80,445	89,427	110,946
Investments and other	5,509	4,370	5,937
Total interest income	969,877	958,181	964,395
Interest expense:
Deposits	61,229	122,112	156,774
Borrowings	209,446	203,063	213,948
Total interest expense	270,675	325,175	370,722
Net interest income	699,202	633,006	593,673
Provision for credit losses	236,437	258,536	192,045
Net interest income after provision for credit losses	462,765	374,470	401,628
Non-interest income:
Fees and service charges	273,181	286,908	270,739
Card revenue	111,067	104,770	103,082
ATM revenue	29,836	30,438	32,645
Subtotal	414,084	422,116	406,466
Leasing and equipment finance	89,194	69,113	55,488
Other	5,584	5,239	12,107
Fees and other revenue	508,862	496,468	474,061
Gains on securities, net	29,123	29,387	16,066
Visa share redemption	–	–	8,308
Total non-interest income	537,985	525,855	498,435
Non-interest expense:
Compensation and employee benefits	352,861	356,996	341,203
Occupancy and equipment	126,551	126,292	127,953
FDIC insurance	23,584	19,109	2,990
Deposit account premiums	17,304	30,682	16,888
Advertising and marketing	13,062	17,134	19,150
Other	146,253	142,818	146,295
Subtotal	679,615	693,031	654,479
Foreclosed real estate and repossessed assets, net	40,385	31,886	19,170
Operating lease depreciation	37,106	22,368	17,458
Other credit costs, net	6,018	12,137	3,296
FDIC special assessment	–	8,362	–
Total non-interest expense	763,124	767,784	694,403
Income before income tax expense	237,626	132,541	205,660
Income tax expense	87,765	45,854	76,702
Income after income tax expense	149,861	86,687	128,958
Income (loss) attributable to non-controlling interest	3,297	(410)	–
Net income	146,564	87,097	128,958
Preferred stock dividends	–	6,378	2,540
Non-cash deemed preferred stock dividend	–	12,025	–
Net income available to common stockholders	$146,564	$ 68,694	$126,418
Net income per common share:
Basic	$ 1.05	$ .54	$ 1.01
Diluted	$ 1.05	$ .54	$ 1.01
Dividends declared per common share	$ .20	$ .40	$ 1.00

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

	TCF Financial Corporation
						Accumulated
	Number of					Other
	Common			Additional		Comprehensive	Treasury		Non-
	Shares	Preferred	Common	Paid-in	Retained	(Loss)/	Stock		controlling	Total
(Dollars in thousands)	Issued	Stock	Stock	Capital	Earnings	Income	and Other	Total	Interests	Equity
Balance as of December 31, 2007	131,468,699	$ –	$1,315	$354,563	$ 926,875	$(18,055)	$(165,686)	$1,099,012	$ –	$1,099,012
Pension and postretirement measurement date change	–	–	–	–	65	–	–	65	–	65
Subtotal	131,468,699	–	1,315	354,563	926,940	(18,055)	(165,686)	1,099,077	–	1,099,077
Comprehensive income:
Income after income tax expense	–	–	–	–	128,958	–	–	128,958	–	128,958
Other comprehensive income	–	–	–	–	–	14,363	–	14,363	–	14,363
Comprehensive income	–	–	–	–	128,958	14,363	–	143,321	–	143,321
Dividends on preferred stock	–	283	–	–	(2,540)	–	–	(2,257)	–	(2,257)
Dividends on common stock	–	–	–	–	(126,447)	–	–	(126,447)	–	(126,447)
Issuance of preferred shares and common warrant	–	348,154	–	12,850	–	–	–	361,004	–	361,004
Grants of restricted stock, 755,838 shares	–	–	–	(19,573)	–	–	19,573	–	–	–
Treasury shares sold to TCF employee benefit plans, 683,787 shares	–	–	–	(7,530)	–	–	17,707	10,177	–	10,177
Cancellation of shares of restricted stock	(223,647)	–	(3)	(4,217)	982	–	–	(3,238)	–	(3,238)
Cancellation of common shares for tax withholding	(405,674)	–	(4)	(6,474)	–	–	–	(6,478)	–	(6,478)
Amortization of stock compensation	–	–	–	8,344	–	–	–	8,344	–	8,344
Exercise of stock options, 13,000 shares	–	–	–	(173)	–	–	336	163	–	163
Stock compensation tax benefits	–	–	–	10,110	–	–	–	10,110	–	10,110
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	(17,426)	–	–	17,426	–	–	–
Balance as of December 31, 2008	130,839,378	$348,437	$1,308	$330,474	$ 927,893	$ (3,692)	$(110,644)	$1,493,776	$ –	$1,493,776
Comprehensive income (loss):
Income after income tax expense	–	–	–	–	87,097	–	–	87,097	(410)	86,687
Other comprehensive loss	–	–	–	–	–	(14,853)	–	(14,853)	–	(14,853)
Comprehensive income (loss)	–	–	–	–	87,097	(14,853)	–	72,244	(410)	71,834
Investment by non-controlling interest	–	–	–	–	–	–	–	–	4,803	4,803
Dividends on preferred stock	–	710	–	–	(6,378)	–	–	(5,668)	–	(5,668)
Dividends on common stock	–	–	–	–	(50,828)	–	–	(50,828)	–	(50,828)
Non-cash deemed preferred stock dividend	–	12,025	–	–	(12,025)	–	–	–	–	–
Redemption of preferred stock	–	(361,172)	–	–	–	–	–	(361,172)	–	(361,172)
Grants of restricted stock, 719,727 shares	–	–	–	(18,638)	–	–	18,638	–	–	–
Treasury shares sold to TCF employee benefit plans, 1,448,640 shares	–	–	–	(18,367)	–	–	37,514	19,147	–	19,147
Cancellation of shares of restricted stock	(481,000)	–	(5)	(818)	243	–	–	(580)	–	(580)
Cancellation of common shares for tax withholding	(18,878)	–	–	(250)	–	–	–	(250)	–	(250)
Amortization of stock compensation	–	–	–	8,615	–	–	–	8,615	–	8,615
Exercise of stock options, 108,800 shares	–	–	–	(1,279)	–	–	2,817	1,538	–	1,538
Stock compensation tax expense	–	–	–	(1,058)	–	–	–	(1,058)	–	(1,058)
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	(848)	–	–	848	–	–	–
Cost of issuance of common warrants	–	–	–	(402)	–	–	–	(402)	–	(402)
Balance as of December 31, 2009	130,339,500	$ –	$1,303	$297,429	$ 946,002	$(18,545)	$ (50,827)	$1,175,362	$4,393	$1,179,755
Comprehensive income (loss):
Income after income tax expense	–	–	–	–	146,564	–	–	146,564	3,297	149,861
Other comprehensive loss	–	–	–	–	–	(12,969)	–	(12,969)	–	(12,969)
Comprehensive income (loss)	–	–	–	–	146,564	(12,969)	–	133,595	3,297	136,892
Public offering of common stock	12,322,250	–	124	164,443	–	–	–	164,567	–	164,567
Investment by non-controlling interest	–	–	–	–	–	–	–	–	810	810
Dividends on common stock	–	–	–	–	(27,617)	–	–	(27,617)	–	(27,617)
Grants of restricted stock, 347,916 shares	20,000	–	–	(8,491)	–	–	8,491	–	–	–
Common shares purchased by TCF employee benefit plans	442,579	–	4	6,358	–	–	–	6,362	–	6,362
Treasury shares sold to TCF employee benefit plans, 757,612 shares	–	–	–	(7,893)	–	–	19,620	11,727	–	11,727
Cancellation of shares of restricted stock	(23,723)	–	–	(247)	29	–	–	(218)	–	(218)
Cancellation of common shares for tax withholding	(135,594)	–	(1)	(1,946)	–	–	–	(1,947)	–	(1,947)
Amortization of stock compensation	–	–	–	9,534	–	–	–	9,534	–	9,534
Stock compensation tax benefits	–	–	–	298	–	–	–	298	–	298
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	399	–	–	(399)	–	–	–
Balance as of December 31, 2010	142,965,012	$ –	$1,430	$459,884	$1,064,978	$(31,514)	$ (23,115)	$1,471,663	$8,500	$1,480,163

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$ 146,564	$ 87,097	$ 128,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	236,437	258,536	192,045
Depreciation and amortization	86,632	69,632	64,813
Net increase (decrease) in other assets and accrued expenses and other liabilities	62,397	(34,882)	14,397
Gains on sales of assets, net	(32,508)	(30,539)	(13,986)
Other, net	16,202	9,419	9,468
Total adjustments	369,160	272,166	266,737
Net cash provided by operating activities	515,724	359,263	395,695
Cash flows from investing activities:
Principal collected on loans and leases	4,877,210	3,380,198	3,041,757
Originations and purchases of loans	(4,447,982)	(3,340,040)	(3,494,969)
Purchases of equipment for lease financing	(802,587)	(801,569)	(850,459)
Purchase of leasing and equipment finance portfolios	(186,779)	(339,860)	(15,001)
Purchase of inventory finance portfolios	(168,612)	(274,722)	–
Proceeds from sales of loans	1,456	937	245,884
Proceeds from sales of leases	10,670	–	–
Proceeds from sales of securities available for sale	1,330,955	2,293,739	1,707,821
Purchases of securities available for sale	(1,788,142)	(2,436,163)	(1,888,527)
Proceeds from maturities of and principal collected on securities available for sale	436,574	327,856	219,017
Purchases of Federal Home Loan Bank stock	(34,925)	(18,882)	(144,611)
Redemptions of Federal Home Loan Bank stock	26,042	11,129	140,196
Proceeds from sales of real estate owned	103,236	25,913	43,324
Purchases of premises and equipment	(36,088)	(40,276)	(49,556)
Acquisition of Fidelity National Capital, Inc.	–	(57,728)	–
Other, net	32,420	28,758	18,297
Net cash used by investing activities	(646,552)	(1,240,710)	(1,026,827)
Cash flows from financing activities:
Net increase in deposits	16,796	1,324,967	666,803
Net (decrease) increase in short-term borrowings	(117,814)	17,743	(329,209)
Proceeds from long-term borrowings	574,876	31,393	344,258
Payments on long-term borrowings	(135,704)	(141,012)	(323,348)
Net proceeds from public offering of common stock	164,567	–	–
Redemption of preferred stock	–	(361,172)	–
Net investment by non-controlling interest	810	4,803	–
Proceeds from issuance of preferred stock and common warrant	–	–	361,004
Dividends paid on common stock	(27,617)	(50,828)	(126,447)
Dividends paid on preferred stock	–	(7,925)	–
Stock compensation tax benefits (costs)	298	(1,058)	10,110
Common shares sold to TCF employee benefit plans	18,089	19,147	10,177
Other, net	1,301	2,136	1,976
Net cash provided by financing activities	495,602	838,194	615,324
Net increase (decrease) in cash and due from banks	364,774	(43,253)	(15,808)
Cash and due from banks at beginning of year	299,127	342,380	358,188
Cash and due from banks at end of year	$ 663,901	$ 299,127	$ 342,380
Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$ 258,750	$ 329,609	$ 378,132
Income taxes	$ 72,777	$ 7,788	$ 42,957
Transfer of loans and leases to other assets	$ 214,079	$ 135,682	$ 103,359

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of TCF Financial Corporation and its wholly owned subsidiaries. TCF Financial Corporation, a Delaware corporation, is a national bank holding company engaged primarily in retail banking and wholesale banking through its primary subsidiary, TCF National Bank (“TCF Bank”). TCF Bank owns leasing and equipment finance, inventory finance and REIT subsidiaries. These subsidiaries are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Loan and Lease Losses The allowance for loan and lease losses is maintained at a level believed by management to be appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. TCF evaluates the allowance for loans and lease losses on impaired loans, non-accrual leases and certain classified loans on an individual basis, with the exception of consumer real estate troubled debt restructurings (“TDR”). Loans evaluated on an individual basis are classified as “individually evaluated for loss potential”. The allowance for all other loans and leases is evaluated collectively and classified as “collectively evaluated for loss potential”. Management’s judgment as to the amount of the allowance is a result of ongoing review of larger individual loans and leases, the overall risk characteristics of the portfolios,changes in the character or size of the portfolios, geographic location and prevailing economic conditions. Additionally, the level of impaired and non-accrual loans, historical net charge-off amounts, delinquencies in the loan and lease portfolios, values of underlying loan and lease collateral and other relevant factors are reviewed to determine the amount of the allowance. Impaired loans include non-accrual commercial loans, equipment finance loans, inventory finance loans and TDRs. Loan impairment is generally based upon the present value of the expected future cash flows discounted at the loan’s initial effective interest rate. The fair value of the collateral for fully collateral-dependent loans may be used to measure loan impairment. Consumer real estate loans, other than troubled debt restructurings, and all leases are collectively excluded from the definition of an impaired loan and are collectively evaluated for potential loss.

Loans and leases are charged off to the extent they are deemed to be uncollectible. Charge-offs related to confirmed losses are utilized in the historical data which is used in the allowance for loan and lease losses calculations. Consumer real estate loans are charged-off to the estimated fair value of underlying collateral, less estimated costs to sell, when they are placed on non-accrual status. Additional review of the fair value, less cost to sell, compared with the recorded value occurs upon foreclosure and additional charge-offs are recorded if necessary. Valuation adjustments on residential properties made within 90 days after foreclosure are recorded as charge-offs. Subsequent valuation adjustments are recorded as real estate owned expense. Consumer other consists primarily of deposit account overdrafts, which are charged-off no later than 60 days past due. Commercial loans, leasing and equipment finance and inventory finance loans, which are considered collateral dependent, are charged-off to estimated fair value, less estimated costs to sell, when it becomes probable, based on current information and events, all principal and interest amounts will not be collectible in accordance with the contractual terms. Loans which are not dependent on underlying collateral are charged-off when deemed uncollectible based on specific facts and circumstances.

The amount of the allowance for loan and lease losses is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known.

Lease Financing TCF provides various types of lease financing that are classified for accounting purposes as direct financing, sales-type or operating leases. Leases that transfer substantially all of the benefits and risks of ownership to the lessee are classified as direct financing or sales-type leases and are included in loans and leases. Direct financing and sales-type leases are carried at the combined present value of the future minimum lease payments and the lease residual values. The determination of the lease classification requires various judgments and estimates by management including the fair value of the equipment at lease inception, useful life of the equipment under lease, estimate of the lease residual value and collectability of minimum lease payments.

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

Some lease financings include a residual value component, which represents the estimated fair value of the leased equipment at the expiration of the initial term of the transaction. The estimation of residual values involves judgment regarding product and technology changes, customer behavior, shifts in supply and demand and other economic assumptions. TCF reviews residual assumptions on the portfolio at least annually and downward adjustments, if necessary, are charged to non-interest expense in the periods in which they become known.

For certain leases, TCF sells minimum lease payments to third-party financial institutions, at fixed rates, on a non-recourse basis. For those transactions which achieve sale treatment, the related lease cash flow stream and the non-recourse financing are not recognized on TCF’s Statements of Financial Condition. For those transactions which do not achieve sale treatment, the underlying lease remains on TCF’s Statements of Financial Condition and non-recourse debt is recorded in the amount of the proceeds received. TCF retains servicing of these assets and it will bill, collect and remit funds to the third-party financial institution. Upon default by the lessee, the third-party financial institutions may take control of the underlying collateral which TCF would otherwise retain as residual value within the Statements of Financial Condition.

Leases which do not transfer substantially all benefits and risks of ownership to the lessee are classified as operating leases. Such leased equipment and related initial direct costs are included in other assets on the balance sheet and depreciated on a straight-line basis over the term of the lease to its estimated salvage value. Depreciation expense is recorded as operating lease expense and included in non-interest expense. Operating lease rental income is recognized when it is due and is reflected as a component of non-interest income. An allowance for lease losses is not provided on operating leases.

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

Securities Available for Sale  Securities available for sale are carried at fair value with the unrealized holding gains or losses, net of related deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of equity. The cost of securities sold is determined on a specific identification basis and gains or losses on sales of securities available for sale are recognized on trade dates. TCF periodically evaluates securities available for sale for “other than temporary” impairment. Declines in the value of securities available for sale that are considered other than temporary are recorded in non-interest income as a loss on securities. Discounts and premiums on securities available for sale are amortized using a level yield method over the expected life of the security.

Loans and Leases Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases. The net direct fees and costs for sales-type leases are offset against revenues recorded at the commencement of sales-type leases. Discounts and premiums on loans purchased, net direct fees and costs, unearned discounts and finance charges, and unearned lease income are amortized to interest income using methods which approximate a level yield over the estimated remaining lives of the loans and leases. Net direct fees and costs on all lines of credit are amortized on a straight line basis over the contractual life of the line of credit and adjusted for payoffs. Net deferred fees and costs on consumer real estate lines of credit are amortized to service fee income.

Loans and leases, including loans or leases that are considered to be impaired, are reviewed regularly by management. Consumer real estate loans are placed on non-accrual status when the collection of interest and principal is 150 days or more past due or six payments are owed. Consumer real estate loans are also placed on non-accrual status if, upon notification of bankruptcy, the loan is 60 days or more past due. If the loan is current at notification of bankruptcy, the loan is placed on non-accrual status at 90 days or when four payments are owed, or after a partial charge-off, which management feels is appropriate based on the experience of TCF’s customer activity and loan type. Commercial real estate and commercial business, leasing and equipment finance and inventory finance loans and leases are generally placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan or lease is adequately secured and in the process of collection.

When a loan or lease is placed on non-accrual status, uncollected interest accrued in prior years is charged off against the allowance for loan and lease losses and interest accrued in the current year is reversed. For non-accrual leases that have been funded on a non-recourse basis by third-party financial institutions, the related liability is also placed on non-accrual status. Interest payments received on loans and leases in non-accrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible. Loans on non-accrual status are reported as non-accrual loans until there is sustained repayment performance for six months.

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

Other Real Estate Owned Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property at the date of transfer to other real estate owned. The fair value of other real estate is determined through independent third-party appraisals, automated valuation methods or broker opinions. Within 90 days of a loan transferring to other real estate owned, any carrying amount in excess of the fair value less estimated costs to sell the property is charged off to the allowance for loan and lease losses. Subsequently, if the fair value of an asset, less the estimated costs to sell, declines to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in other non-interest expense. Net operating expenses of properties and recoveries on sales of other real estate owned are recorded in foreclosed real estate owned and repossessed assets, net.

Investments in Affordable Housing Limited Partnerships  Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. TCF generally utilizes the effective yield method to account for these investments with the tax credits net of the amortization of the investment reflected in the Consolidated Statements of Income as a reduction of income tax expense. However, depending on circumstances, the equity or cost methods may be utilized. The amount of the investment along with any unfunded equity contributions which are unconditional and legally binding are recorded in other assets. A liability for the unfunded equity contributions is recorded in other liabilities. At December 31, 2010, TCF’s investments in affordable housing limited partnerships were $30.2 million, compared with $37 million at December 31, 2009, and were recorded in other assets.

Five of these investments in affordable housing limited partnerships are considered variable interest entities. These partnerships are not consolidated with TCF. As of December 31, 2010 and 2009, the carrying amount of these five investments was $29.4 million and $36.2 million, respectively. The maximum exposure to loss on these five investments was $29.4 million at December 31, 2010; however, the general partner of these partnerships provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by a BBB credit-rated company and limit any risk of loss. In addition to the guarantees, the investments are supported by the performance of the underlying real estate properties which also mitigates the risk of loss.

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

Note 2. Cash and Due from Banks

At December 31, 2010, TCF was required by Federal Reserve regulations to maintain reserves of $41.2 million in cash on hand or at the Federal Reserve.

Note 3. Investments

The carrying values of investments consist of the following.

	At December 31,
(In thousands)	2010	2009
Federal Home Loan Bank stock, at cost:
Des Moines	$136,899	$128,016
Chicago	4,617	4,617
Subtotal	141,516	132,633
Federal Reserve Bank stock, at cost	30,684	22,972
Other	7,568	8,087
Total investments	$179,768	$163,692

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

During 2010, TCF recorded an impairment charge of $241 thousand on other investments, which had a carrying value of $7.6 million at December 31, 2010, as full recovery is not expected. During 2009, TCF recorded an impairment charge of $405 thousand on other investments, which had a carrying value of $8.1 million at December 31, 2009.

The carrying values and yields on investments at December 31, 2010, by contractual maturity, are shown below.

	Carrying
(Dollars in thousands)	Value	Yield
Due in one year or less	$ –	–%
Due in 1-5 years	600	2.67
Due in 5-10 years	2,100	3.24
Due after 10 years	4,868	5.66
No stated maturity	172,200	2.66
Total	$179,768	2.75

Note 4. Securities Available for Sale

Securities available for sale consist of the following.

	At December 31,
	2010				2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,929,098	$16,579	$42,141	$1,903,536	$1,903,201	$21,138	$19,130	$1,905,209
Other	222	–	–	222	263	–	–	263
U.S. Treasury Bills	24,999	1	–	25,000	–	–	–	–
Other securities	2,610	–	194	2,416	4,783	221	–	5,004
Total	$1,956,929	$16,580	$42,335	$1,931,174	$1,908,247	$21,359	$19,130	$1,910,476
Weighted-average yield	3.87%				4.54%

Gross gains of $31.5 million and $31.8 million were recognized on sales of securities during 2010 and 2009, respectively. Mortgage-backed securities of $1.9 billion and $1.8 billion were pledged as collateral to secure certain deposits and borrowings at December 31, 2010 and 2009, respectively (see Notes 10 and 11 for additional information). During 2010, TCF recorded an impairment charge of $2.1 million on other securities as full recovery is not expected. The other securities had a fair value of $2.4 million at December 31, 2010.

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

	At December 31, 2010
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$988,753	$42,141	$ –	$ –	$988,753	$42,141
Other securities	2,216	194	–	–	2,216	194
Total	$990,969	$42,335	$ –	$ –	$990,969	$42,335

At December 31, 2009
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,082,197	$19,130	$ –	$ –	$1,082,197	$19,130

The amortized cost and fair value of securities available for sale at December 31, 2010, by contractual maturity, are shown below.

	At December 31, 2010
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$ 25,099	$ 25,100
Due in 1-5 years	127	127
Due in 5-10 years	342	357
Due after 10 years	1,928,951	1,903,374
No stated maturity	2,410	2,216
Total	$1,956,929	$1,931,174

Note 5. Loans and Leases

The following table sets forth information about loans and leases.

	At December 31,		Percentage
(Dollars in thousands)	2010	2009	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$ 4,893,887	$ 4,961,347	(1.4)%
Junior lien	2,262,194	2,319,222	(2.5)
Total consumer real estate	7,156,081	7,280,569	(1.7)
Other	39,188	51,422	(23.8)
Total consumer real estate and other	7,195,269	7,331,991	(1.9)
Commercial:
Commercial real estate:
Permanent	3,125,837	3,016,518	3.6
Construction and development	202,379	252,485	(19.8)
Total commercial real estate	3,328,216	3,269,003	1.8
Commercial business	317,987	449,516	(29.3)
Total commercial	3,646,203	3,718,519	(1.9)
Leasing and equipment finance: (1)
Equipment finance loans	939,474	868,830	8.1
Lease financings:
Direct financing leases	2,277,753	2,305,945	(1.2)
Sales-type leases	29,728	24,714	20.3
Lease residuals	109,555	106,391	3.0
Unearned income and deferred lease costs	(202,032)	(234,451)	13.8
Total lease financings	2,215,004	2,202,599.6
Total leasing and equipment finance	3,154,478	3,071,429	2.7
Inventory finance	792,354	468,805	69.0
Total loans and leases	$14,788,304	$14,590,744	1.4%

(1)                Operating leases of $77.4 million and $105.9 million at December 31, 2010 and 2009, respectively, are included in Other Assets on the Consolidated Statements of Financial Condition.

During the year ended December 31, 2010, TCF sold $10.7 million of minimum lease payment receivables, receiving cash of $10.7 million and recognizing a loss of $25 thousand. The retained residual values reported within the Statements of Financial Condition at December 31, 2010 totaled $183 thousand.

Future minimum lease payments receivable for direct financing, sales-type leases and operating leases as of December 31, 2010, are as follows.

(In thousands)	Total
2011	$ 910,363
2012	636,486
2013	408,759
2014	207,209
2015	77,826
Thereafter	26,290
Total	$2,266,933

The aggregate amount of loans to non-management directors of TCF and their related interests was $7.4 million and $7.5 million at December 31, 2010 and 2009, respectively. During 2010, $2.5 million in new loans were made and $2.7 million of loans were repaid. All loans to outside directors and their related interests were made in the ordinary course of business on normal credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate amount of loans to executive officers of TCF was $97 thousand at December 31, 2010 and 2009. In the opinion of management, the above mentioned loans to outside directors and their related interests and executive officers do not represent more than a normal risk of collection.

Acquired Loans and Leases During the year ended 2010, TCF paid $186.8 million to acquire leasing and equipment finance loans and leases having remaining contractual principal cash flows including residual on leases of $186.8 million and paid $168.6 million to acquire inventory finance loans having remaining contractual principal cash flows of $168.6 million. In total, TCF paid $355.4 million during the year ended 2010 to acquire loans and leases having remaining contractual principal cash flows including residual on leases of $355.4 million. At the time of acquisition, the expected principal cash flows including residual on leases to be collected over the life of the contracts was $355.2 million. As of December 31, 2010, it was probable that TCF would not collect all contractual principal remaining cash flows, but it was probable that TCF would collect more than the expected principal cash flows including residual on leases.

During the year ended 2009, TCF paid $339.9 million to acquire leasing and equipment finance loans and leases having remaining contractual principal cash flows including residual on leases of $353.9 million and paid $274.7 million to acquire inventory finance loans having remaining contractual principal cash flows of $277.7 million. In total, TCF paid $614.6 million during the year ended 2009 to acquire loans and leases having remaining contractual principal cash flows including residual on leases of $631.6 million. At the time of acquisition, the expected principal cash flows including residual on leases to be collected over the life of the contracts was $615.2 million. For these loans and leases, it was probable that TCF would not collect all of the contractual principal amounts due, but was probable that TCF would collect more than the expected principal cash flows including residual on leases.

These loans and leases were initially recorded at fair value and a non-accretable discount was established for the difference between the contractual principal cash flows and the expected principal cash flows determined at the time of acquisition.

Non-accretable discounts of $4.2 million and $10.2 million remained on these portfolios at December 31, 2010, and December 31, 2009, respectively. In the future, if TCF is unable to collect the expected cash flows or revises its expectations below the current level, an allowance for credit losses will be established on these acquired portfolios.

The excess of expected principal cash flows to be collected over the initial fair value of the acquired portfolios is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired portfolios using the effective yield method. The accretable yield is affected by changes in interest rate indices for variable-rate acquired portfolios, changes in prepayment assumptions and changes in the expected principal and interest payments over the estimated life of the loan. These loans and leases are classified as accruing and interest income continues to be recognized unless expected losses exceed the non-accretable discount.

The following table provides a rollforward of unamortized accretable yield for all acquired loan and lease portfolios during the years ended December 31, 2010 and 2009.

	Year Ended
	December 31,
(In thousands)	2010	2009
Balance, at beginning of year	$ (13)	$ –
Portfolio acquisitions	(214)	833
Reclassification from non-accretable discount for loans with improving cash flows	221	–
Accretion	(183)	(846)
Balance, at end of year	$(189)	$ (13)

Within the loan and lease portfolios acquired in 2009, there were certain loans which had experienced deterioration in credit quality at the time of acquisition. These loans had outstanding principal balances of $13.7 million and $21.6 million at December 31, 2010 and 2009, respectively. The non-accretable discount on loans acquired with deteriorated credit quality was $769 thousand and $1 million at December 31, 2010 and 2009, respectively. The remaining accretion to be recognized in expense for these loans was $207 thousand at December 31, 2010, and $376 thousand at December 31, 2009. Accretion of $169 thousand and $149 thousand was recorded during the years ended December 31, 2010 and 2009, respectively.

Note 6. Allowance for Loan and Lease Losses and Credit Quality Information

Allowance for Loan and Lease Losses The following tables provide the allowance for loan and lease losses, other credit loss reserves and other information regarding the allowance for loan and leases losses and balances by type of allowance methodology. TCF’s key credit quality indicator is the receivable’s performance status, defined as accruing or non-accruing.

	For the Year Ended December 31, 2010
		Commercial
		Real Estate
	Consumer	and	Leasing and
	Real Estate	Commercial	Equipment	Inventory
(In thousands)	and Other	Business	Finance	Finance	Total
Allowance for loan and lease losses:
Balance, at beginning of year	$ 167,442	$ 43,504	$ 32,063	$ 1,462	$ 244,471
Charge-offs	(151,107)	(49,727)	(34,745)	(1,484)	(237,063)
Recoveries	16,208	1,327	4,100	339	21,974
Net charge-offs	(134,899)	(48,400)	(30,645)	(1,145)	(215,089)
Provision for credit losses	141,960	67,374	24,883	2,220	236,437
Balance, at end of year	174,503	62,478	26,301	2,537	265,819
Other credit loss reserves:
Reserves for unfunded commitments	1,147	1,206	–	–	2,353
Total credit loss reserves	$ 175,650	$ 63,684	$ 26,301	$ 2,537	$ 268,172
Allowance for loan and lease losses:
Individually evaluated for loss potential	$ 777	$ 35,550	$ 8,823	$ 440	$ 45,590
Collectively evaluated for loss potential	173,726	26,928	17,478	2,097	220,229
Total	$ 174,503	$ 62,478	$ 26,301	$ 2,537	$ 265,819
Loans and leases outstanding:
Individually evaluated for loss potential	$ 12,516	$ 712,737	$ 38,243	$ 7,123	$ 770,619
Collectively evaluated for loss potential	7,182,753	2,933,466	3,102,581	785,231	14,004,031
Loans acquired with deteriorated credit quality	–	–	13,654	–	13,654
Total	$7,195,269	$3,646,203	$3,154,478	$792,354	$14,788,304

	For the Year Ended December 31, 2009
		Commercial
		Real Estate
	Consumer	and	Leasing and
	Real Estate	Commercial	Equipment	Inventory
(In thousands)	and Other	Business	Finance	Finance	Total
Allowance for loan and lease losses:
Balance, at beginning of year	$ 101,100	$ 51,251	$ 20,058	$ 33	$ 172,442
Charge-offs	(127,055)	(45,766)	(29,372)	(205)	(202,398)
Recoveries	12,678	1,138	2,052	23	15,891
Net charge-offs	(114,377)	(44,628)	(27,320)	(182)	(186,507)
Provision for credit losses	180,719	36,881	39,325	1,611	258,536
Balance, at end of year	167,442	43,504	32,063	1,462	244,471
Other credit loss reserves:
Reserves for unfunded commitments	1,434	2,416	–	–	3,850
Total credit loss reserves	$ 168,876	$ 45,920	$ 32,063	$ 1,462	$ 248,321
Allowance for loan and lease losses:
Individually evaluated for loss potential	$ 941	$ 15,171	$ 14,930	$ 309	$ 31,351
Collectively evaluated for loss potential	166,501	28,333	17,133	1,153	213,120
Total	$ 167,442	$ 43,504	$ 32,063	$ 1,462	$ 244,471
Loans and leases outstanding:
Individually evaluated for loss potential	$ 4,266	$ 677,981	$ 50,008	$ 1,086	$ 733,341
Collectively evaluated for loss potential	7,327,725	3,040,538	2,999,831	467,719	13,835,813
Loans acquired with deteriorated credit quality	–	–	21,590	–	21,590
Total	$7,331,991	$3,718,519	$3,071,429	$468,805	$14,590,744

Performing and Non-accrual Loans and Leases  The following table sets forth information regarding TCF’s performing and non-accrual loans and leases. Performing loans and leases are considered to have a lower risk of loss and are on accruing status. Non-accrual loans and leases are those which management believes have a higher risk of loss than performing loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At December 31, 2010(1)
			90 Days	Total
	0-59 Days	60-89 Days	or More	60+ Days
	Delinquent	Delinquent	Delinquent	Delinquent
	and	and	and	and	Total	Non-
(In thousands)	Accruing	Accruing	Accruing	Accruing	Performing	Accrual	Total
Consumer real estate and other:
First mortgage lien	$ 4,679,168	$30,910	$42,938	$ 73,848	$ 4,753,016	$140,871	$ 4,893,887
Junior lien	2,214,805	7,398	13,365	20,763	2,235,568	26,626	2,262,194
Other	39,099	30	9	39	39,138	50	39,188
Total consumer real estate and other	6,933,072	38,338	56,312	94,650	7,027,722	167,547	7,195,269
Commercial real estate and commercial business:
Real estate	3,215,055	8,856	–	8,856	3,223,911	104,305	3,328,216
Business	279,879	165	–	165	280,044	37,943	317,987
Total commercial real estate and commercial business	3,494,934	9,021	–	9,021	3,503,955	142,248	3,646,203
Leasing and equipment finance: (1)
Middle market	1,606,125	3,221	330	3,551	1,609,676	23,153	1,632,829
Small ticket	695,491	3,172	727	3,899	699,390	11,018	710,408
Winthrop	529,467	462	–	462	529,929	134	530,063
Other	158,431	–	–	–	158,431	102	158,533
Total leasing and equipment finance	2,989,514	6,855	1,057	7,912	2,997,426	34,407	3,031,833
Inventory finance	790,955	189	155	344	791,299	1,055	792,354
Subtotal	14,208,475	54,403	57,524	111,927	14,320,402	345,257	14,665,659
Portfolios acquired with deteriorated credit quality	119,529	1,215	1,901	3,116	122,645	–	122,645
Total	$14,328,004	$55,618	$59,425	$115,043	$14,443,047	$345,257	$14,788,304

(1)     Operating leases of $77.4 million at December 31, 2010 are included in Other Assets on the Consolidated Statements of Financial Condition.

	At December 31, 2009(1)
			90 Days	Total
	0-59 Days	60-89 Days	or More	60+ Days
	Delinquent	Delinquent	Delinquent	Delinquent
	and	and	and	and	Total	Non-
(In thousands)	Accruing	Accruing	Accruing	Accruing	Performing	accrual	Total
Consumer real estate and other:
First mortgage lien	$ 4,777,960	$30,631	$34,443	$ 65,074	$ 4,843,034	$118,313	$ 4,961,347
Junior lien	2,280,434	8,259	9,683	17,942	2,298,376	20,846	2,319,222
Other	51,066	154	61	215	51,281	141	51,422
Total consumer real estate and other	7,109,460	39,044	44,187	83,231	7,192,691	139,300	7,331,991
Commercial real estate and commercial business:
Real estate	3,191,354	22	–	22	3,191,376	77,627	3,269,003
Business	420,901	46	–	46	420,947	28,569	449,516
Total commercial real estate and commercial business	3,612,255	68	–	68	3,612,323	106,196	3,718,519
Leasing and equipment finance: (1)
Middle market	1,424,197	8,387	–	8,387	1,432,584	32,538	1,465,122
Small ticket	657,734	2,458	154	2,612	660,346	14,496	674,842
Winthrop	572,209	231	2,975	3,206	575,415	2,557	577,972
Other	154,981	33	–	33	155,014	417	155,431
Total leasing and equipment finance	2,809,121	11,109	3,129	14,238	2,823,359	50,008	2,873,367
Inventory finance	467,319	350	365	715	468,034	771	468,805
Subtotal	13,998,155	50,571	47,681	98,252	14,096,407	296,275	14,392,682
Portfolios acquired with deteriorated credit quality	190,185	3,502	4,375	7,877	198,062	–	198,062
Total	$14,188,340	$54,073	$52,056	$106,129	$14,294,469	$296,275	$14,590,744

(1)     Operating leases of $105.9 million at December 31, 2009 are included in Other Assets on the Consolidated Statements of Financial Condition.

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	For the Year Ended December 31,
(In thousands)	2010	2009	2008
Contractual interest due on non-accrual loans and leases	$40,016	$31,368	$17,953
Interest income recognized on loans and leases in non-accrual status	6,773	3,010	1,956
Net reduction in interest income	$33,243	$28,358	$15,997

Consumer real estate loans to customers in bankruptcy totaled $109.2 million at December 31, 2010, compared with $77 million at December 31, 2009. Of these amounts, $23.3 million and $16 million were in non-accrual status at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, approximately 76% and 77%, respectively, of TCF consumer real estate loan customers in bankruptcy were less than 60 days past due on their payments. For the years ended December 31, 2010 and December 31, 2009, interest income would have been reduced by approximately $62 thousand and $45 thousand, respectively, had the accrual of interest income been discontinued upon notification of bankruptcy.

Loan Modifications for Borrowers with Financial Difficulties  Included within the loans and leases above are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession compared to the original terms and conditions on the loan that it would not have otherwise considered, the modified loan is classified as a TDR. Concessions related to TDRs generally do not include forgiveness of principal balances. All TDRs are considered to be impaired. TCF held consumer real estate loan TDRs of $367.9 million and $267.9 million at December 31, 2010 and December 31, 2009, respectively. Of these loans, $337.4 million and $252.5 million were accruing at December 31, 2010 and December 31, 2009, respectively. TCF also held $66.3 million and $9.6 million of commercial real estate loan TDRs at December 31, 2010 and December 31, 2009, respectively. Of these loans, $48.8 million were accruing at December 31, 2010. There were no accruing commercial loan TDRs at December 31, 2009. The amount of additional funds committed to borrowers who are in TDR status was $2.2 million at December 31, 2010 and $3 million at December 31, 2009.

TDRs are evaluated separately in TCF’s allowance methodology based on the expected cash flows for loans in this status. Reserves for losses on accruing consumer real estate loan TDRs were $36.8 million, or 10.9% of the outstanding balance, at December 31, 2010 and $27 million, or 10.7% of the outstanding balance at December 31, 2009. TCF utilized its historical 16% re-default rate on consumer real estate loan TDRs in determining its assumed 20% re-default rate included in the estimated cash flows. Reserves for losses on accruing commercial real estate loan TDRs were $695 thousand, or 1.42% of the outstanding balance, at December 31, 2010.

Consumer real estate loans that are less than 150 days past due, or six payments owing, at the time of modification remain on accrual status if there is demonstrated performance under a reduced payment amount prior to the actual legal modification and payment in full under the modified loan is expected. Otherwise, the loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments. An accruing modified loan is re-aged to current delinquency status after the receipt of three consecutive modified payments.

The following table provides interest income recognized on TDRs and contractual interest that would have been recorded had the loans performed in accordance with their original contractual terms.

	For the Year Ended December 31,
(In thousands)	2010	2009	2008
Contractual interest due on TDRs	$21,297	$6,308	$1,331
Interest income recognized on TDRs	11,318	3,215	495
Net reduction in interest income	$ 9,979	$3,093	$ 836

Impaired Loans TCF considers impaired loans to include non-accrual commercial loans, equipment finance loans, inventory finance loans and consumer real estate or commercial TDRs. Non-accrual impaired loans are included in the previous tables within the amounts disclosed as non-accrual and the accruing consumer real estate and commercial TDRs have been previously disclosed as performing within the tables of performing and non-accrual loans and leases. The loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition whereas the unpaid contractual balance represents the balances legally owed by the borrowers, excluding write-downs.

The following impaired loans were included in previous amounts disclosed as performing and non-accrual and loan modifications for Borrowers with Financial Difficulty, as explained above.

	At December 31, 2010
	Unpaid		Related	Year-to-Date	Year-to-Date
	Contractual	Loan	Allowance	Average Loan	Interest Income
(In thousands)	Balance	Balance	Recorded	Balance	Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$315,289	$314,852	$35,340	$279,167	$10,311
Junior lien	21,679	21,717	3,006	18,248	687
Total consumer real estate	336,968	336,569	38,346	297,415	10,998
Commercial real estate and commercial business:
Commercial real estate	192,426	153,143	20,214	115,385	115
Commercial business	41,168	37,943	8,558	33,256	4
Total commercial real estate and commercial business	233,594	191,086	28,772	148,641	119
Leasing and equipment finance:
Middle market	13,181	13,181	2,745	13,147	80
Small ticket	524	524	155	599	1
Other	102	102	2	260	8
Total leasing and equipment finance	13,807	13,807	2,902	14,006	89
Inventory finance	1,055	1,055	185	913	48
Total impaired loans with an allowance recorded	585,424	542,517	70,205	460,975	11,254
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	37,822	29,688	–	19,232	664
Junior lien	2,972	1,655	–	1,300	65
Total consumer real estate	40,794	31,343	–	20,532	729
Total impaired loans	$626,218	$573,860	$70,205	$481,507	$11,983

	At December 31, 2009
	Unpaid		Related	Year-to-Date	Year-to-Date
	Contractual	Loan	Allowance	Average Loan	Interest Income
(In thousands)	Balance	Balance	Recorded	Balance	Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$243,735	$243,481	$26,889	$134,928	$3,741
Junior lien	15,018	14,779	1,650	7,977	208
Total consumer real estate	258,753	258,260	28,539	142,905	3,949
Commercial real estate and commercial business:
Commercial real estate	90,765	77,627	7,287	66,121	35
Commercial business	33,339	28,569	1,310	21,329	9
Total commercial real estate and commercial business	124,104	106,196	8,597	87,450	44
Leasing and equipment finance:
Middle market	13,112	13,112	3,231	9,317	16
Small ticket	674	674	144	347	–
Other	417	418	100	213	2
Total leasing and equipment finance	14,203	14,204	3,475	9,877	18
Inventory finance	771	771	22	385	–
Total impaired loans with an allowance recorded	397,831	379,431	40,633	240,617	4,011
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	10,961	8,722	–	8,108	279
Junior lien	1,385	944	–	1,270	27
Total consumer real estate	12,346	9,666	–	9,378	306
Total impaired loans	$410,177	$389,097	$40,633	$249,995	$4,317

The increase in impaired loans from December 31, 2009, was primarily due to a $84.9 million increase in accruing consumer real estate TDRs resulting from TCF’s expanded consumer modification activity and an increase in accruing commercial real estate loan TDRs. Included in impaired loans were $326.1 million and $249.6 million of accruing consumer real estate loan TDRs less than 90 days past due as of December 31, 2010 and 2009, respectively.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows.

	At December 31,
(In thousands)	2010	2009
Land	$145,304	$142,024
Office buildings	272,155	266,210
Leasehold improvements	62,433	59,284
Furniture and equipment	323,745	305,276
Subtotal	803,637	772,794
Less accumulated depreciation and amortization	359,869	324,864
Total	$443,768	$447,930

TCF leases certain premises and equipment under operating leases. Net lease expense including utilities and other operating expenses was $34.7 million, $35.3 million and $35.5 million in 2010, 2009 and 2008, respectively.

At December 31, 2010, the total minimum rental payments for operating leases were as follows.

(In thousands)
2011	$ 25,995
2012	23,818
2013	22,211
2014	20,776
2015	18,733
Thereafter	98,295
Total	$209,828

Note 8. Goodwill and Other Intangible Assets

Goodwill and intangible assets are summarized as follows.

	At December 31,
	2010			2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Other intangibles related to wholesale banking segment	$ 1,450	$218	$ 1,232	$ 1,450	$45	$ 1,405
Unamortizable intangible assets:
Goodwill related to retail banking segment	$141,245		$141,245	$141,245		$141,245
Goodwill related to wholesale banking segment	11,354		11,354	11,354		11,354
Total	$152,599		$152,599	$152,599		$152,599

Other intangibles of $1.5 million was recorded as a result of the acquisition of Fidelity National Capital, Inc. in 2009. Amortization expense for intangible assets is estimated to be $172 thousand for 2011, $168 thousand for 2012, $156 thousand for 2013, $156 thousand for 2014 and $156 thousand for 2015. There was no impairment of goodwill or intangible assets for the years ended December 31, 2010, 2009, or 2008.

Note 9. Deposits

Deposits are summarized as follows.

	At December 31,
	2010			2009
	Rate at		% of	Rate at		% of
(Dollars in thousands)	Year -End	Amount	Total	Year -End	Amount	Total
Checking:
Non-interest bearing	–%	$ 2,429,061	21.0%	–%	$ 2,382,007	20.6%
Interest bearing	.26	2,101,003	18.1	.35	2,018,283	17.4
Total checking	.12	4,530,064	39.1	.16	4,400,290	38.0
Savings	.55	5,390,802	46.5	.92	5,339,955	46.2
Money market	.54	635,922	5.5	.71	640,569	5.5
Total checking, savings, and money market	.37	10,556,788	91.1	.58	10,380,814	89.7
Certificates of deposit	.84	1,028,327	8.9	1.22	1,187,505	10.3
Total deposits	.41	$11,585,115	100.0%	.65%	$11,568,319	100.0%

Certificates of deposit had the following remaining maturities at December 31, 2010.

(In thousands).
Maturity	$100,000	+	Other	Total
0-3 months	$120,529		$ 138,610	$ 259,139
4-6 months	91,963		162,208	254,171
7-12 months	93,936		263,546	357,482
13-24 months	28,559		110,249	138,808
Over 24 months	3,136		15,591	18,727
Total	$338,123		$690,204	$1,028,327

Note 10. Short-term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) for each of the years in the three year period ended December 31, 2010.

	2010		2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At December 31,
Federal Home Loan Bank advances	$100,000.27%		$200,000.22%		$ –	–%
Federal funds purchased	15,000.15		17,000.11		200,000.03
Securities sold under repurchase agreements	7,534.10		24,485.20		24,980	2.75
U.S. Treasury, tax and loan borrowings	3,054	–	3,119	–	1,881	–
Line of credit – TCFCFC	1,202	4.00	–	–	–	–
Total	$126,790.27		$244,604.20		$226,861.33
Year ended December 31,
Average daily balance
Federal Home Loan Bank advances	$ 63,548.25%		$ 15,959.22%		$133,538	1.97%
Federal funds purchased	43,151.21		45,795.14		208,307	2.14
Securities sold under repurchase agreements	12,211.16		20,934.61		36,666	2.47
U.S. Treasury, tax and loan borrowings	3,139	–	2,540.20		27,255	2.55
Line of credit – TCFCFC	2,842	7.07	–	–	–	–
Line of credit – holding company	–	–	–	–	5,997	5.17
Total	$124,891.38		$ 85,228.27		$411,763	2.18
Maximum month-end balance
Federal funds purchased	$205,000	N.A.	$228,000	N.A.	$395,000	N.A.
Federal Home Loan Bank advances	200,000	N.A.	200,000	N.A.	400,000	N.A.
Securities sold under repurchase agreements	19,913	N.A.	24,994	N.A.	57,485	N.A.
Line of credit – TCFCFC	10,202	N.A.	–	N.A.	–	–
Line of credit – holding company	–	–	–	–	17,500	N.A.
U.S. Treasury, tax and loan borrowings	5,029	N.A.	3,119	N.A.	255,715	N.A.

N.A. Not Applicable.

Securities underlying repurchase agreements are book entry securities. During the borrowing period, book entry securities were delivered by entry into the counterparties’ accounts through the Federal Reserve System. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, but have agreed to resell to TCF identical or substantially identical securities upon the maturities of the agreements. At December 31, 2010, all of the securities sold under short- term repurchase agreements provided for the repurchase of identical securities and were collateralized by mortgage-backed securities having a fair value of $25.6 million.

Note 11. Long-term Borrowings

Long-term borrowings consist of the following.

	At December 31,
	2010			2009
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2010	$ –	–%	$ 100,000	6.02%
	2011	300,000	4.64	300,000	4.64
	2013	400,000.97		–	–
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Subtotal		4,250,000	4.07	3,950,000	4.43
Subordinated bank notes	2014	71,020	1.96	71,020	1.91
	2015	50,000	1.89	49,969	5.37
	2016	74,589	5.63	74,522	5.63
Subtotal		195,609	3.34	195,511	4.21
Junior subordinated notes (trust preferred)	2068	111,061	12.28	110,441	11.20
Senior unsecured term note	2012	89,787	3.83	–	–
Discounted lease rentals	2010	–	–	108,795	5.42
	2011	84,101	5.30	69,420	5.55
	2012	61,829	5.31	43,968	5.62
	2013	39,155	5.28	25,657	5.72
	2014	16,463	5.12	6,500	5.84
	2015	5,211	5.02	402	5.89
	2016	3,818	4.98	201	5.91
	2017	1,787	4.98	–	–
Subtotal		212,364	5.27	254,943	5.53
Total long-term borrowings		$4,858,821	4.27	$4,510,895	4.65

At December 31, 2010, TCF has pledged loans secured by residential real estate, commercial real estate loans and FHLB stock with an aggregate carrying value of $7.4 billion as collateral for FHLB advances. Included in FHLB advances and repurchase agreements at December 31, 2010 are $300 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity. In addition, TCF has $200 million of FHLB advances and $200 million of repurchase agreements which contain one-time call provisions through 2011.

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

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at December 31, 2010 were as follows.

(Dollars in thousands)

		Weighted-		Weighted-
	Next	Average	Stated	Average
Year	Call	Rate	Maturity	Rate
2011	$700,000	3.92%	$ –	–%
2015	–	–	200,000	3.88
2016	–	–	100,000	4.82
2017	–	–	100,000	4.37
2018	–	–	300,000	3.51
Total	$700,000	3.92	$700,000	3.92

The $71 million of subordinated notes due 2014 will reprice quarterly at the three-month LIBOR rate plus 1.63%. These subordinated notes may be redeemed by TCF Bank at par once a quarter at TCF’s discretion. The $50 million of subordinated notes due 2015 will reprice quarterly at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par once a quarter at TCF’s discretion. The $74.6 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% until February 1, 2016. All of these subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations.

TCF’s trust preferred securities are callable, with Federal Reserve approval, at par beginning August 15, 2013 or within 90 days of the occurrence of a Capital Treatment Event, as defined by TCF’s trust preferred securities Supplemental Indenture dated August 19, 2008.

During the second quarter of 2010, TCF entered into a $90 million senior unsecured variable-rate term note maturing in July 2012. The loan is prepayable and contains certain covenants common to such agreements. TCF was not in default with respect to any covenants at December 31, 2010.

For certain equipment leases, TCF sells its minimum lease rentals to other financial institutions at fixed rates on a non-recourse basis with its underlying equipment as collateral as a credit risk reduction tool and such transaction did not qualify as sales. In the event of a default by customer on these leases, the other financial institution has a first lien on the underlying leased equipment and TCF is only entitled to residual proceeds in excess of the outstanding borrowing balance. In these non-recourse financings, the other financial institution has no further recourse against TCF.

Note 12. Income Taxes

(In thousands)	Current	Deferred	Total
Year ended December 31, 2010:
Federal	$49,462	$24,740	$74,202
State	11,695	1,868	13,563
Total	$61,157	$26,608	$87,765
Year ended December 31, 2009:
Federal	$ 4,311	$33,775	$ 38,086
State	6,285	1,483	7,768
Total	$10,596	$35,258	$ 45,854
Year ended December 31, 2008:
Federal	$46,627	$24,191	$ 70,818
State	1,715	4,169	5,884
Total	$48,342	$28,360	$ 76,702

The effective income tax rate differs from the federal income tax rate of 35% as a result of the following.

	Year Ended December 31,
	2010	2009	2008
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) in income tax expense resulting from:
State income tax,net of federal income tax benefit	3.71	3.81	1.86
Investments in affordable housing	(.78)	(1.42)	(.77)
Deductible stock dividends	(.25)	(.85)	(1.60)
Changes in uncertain tax positions	(.15)	(3.42)	.57
Compensation deduction limitations	.18	.75	.77
Deferred tax adjustments due to law changes	–	.35	1.40
Non-controlling interest tax effect	(.49)	.11	–
Other, net	(.29)	.27	.07
Effective income tax rate	36.93%	34.60%	37.30%

A reconciliation of the change in the gross amount, before related tax effects, of unrecognized tax benefits from January 1, 2010 to December 31, 2010 is as follows:

(In thousands)
Balance at January 1, 2010	$2,857
Increases for tax positions related to the current year	562
Decreases for tax positions related to prior years	(251)
Decreases related to lapses of applicable statutes of limitation	(704)
Balance at December 31, 2010	$2,464

The total amount of unrecognized tax benefits that, if recognized, would affect the tax provision and the effective income tax rate is $1 million, net of related tax benefit effects. The gross amount of accrued interest on unrecognized tax benefits was $218 thousand at December 31, 2010. TCF recorded a reduction of accrued interest of $154 thousand and $419 thousand during 2010 and 2009, respectively.

TCF’s federal income tax returns are open and subject to examination from the 2007 tax return year and forward. TCF’s various state income tax returns are generally open from the 2006 and later tax return years based on individual state statutes of limitation. Changes in the amount of unrecognized tax benefits within the next twelve months from normal expirations of statutes of limitation are not expected to be material.

The significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows.

	At December 31,
(In thousands)	2010	2009
Deferred tax assets:
Allowance for loan and lease losses	$ 91,730	$ 81,510
Stock compensation and deferred compensation plans	18,620	18,558
Securities available for sale	9,442	–
Net operating losses	8,988	11,891
Valuation allowance	(4,159)	(3,832)
Accrued expenses	3,151	1,841
Other	8,507	7,177
Total deferred tax assets	136,279	117,145
Deferred tax liabilities:
Lease financing	249,072	211,360
Loan fees and discounts	22,769	22,926
Premises and equipment	16,182	14,068
Prepaid expenses	9,286	8,595
Investment in FHLB stock	3,134	3,134
Investments in affordable housing	2,554	2,960
Securities available for sale	–	812
Other	7,461	8,851
Total deferred tax liabilities	310,458	272,706
Net deferred tax liabilities	$174,179	$155,561

Note 13. Equity

Restricted Retained Earnings  Retained earnings at TCF National Bank, a wholly owned subsidiary of TCF Financial Corporation, at December 31, 2010 includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to shareholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Treasury Stock and Other  Treasury stock and other consists of the following.

	At December 31,
(In thousands)	2010	2009
Treasury stock, at cost	$ (1,325)	$(29,435)
Shares held in trust for deferred compensation plans, at cost	(21,790)	(21,392)
Total	$(23,115)	$(50,827)

No repurchases of common stock were made in 2010, 2009 or 2008. At December 31, 2010, TCF had 5.4 million shares remaining in its stock repurchase programs authorized by the Board.

Public Offering of Common Stock  In February of 2010, TCF completed a public offering of common stock which raised net proceeds of $164.6 million through the issuance of 12,322,250 common shares.

Shares Held in Trust for Deferred Compensation Plans  TCF has maintained certain deferred compensation plans that previously allowed eligible executives, senior officers and certain other employees to defer payment of up to 100% of their base salary and bonus as well as grants of restricted stock. In October of 2008, TCF terminated these plans for those participants who elected to do so. Directors are allowed to defer up to 100% of their fees and restricted stock awards. TCF also has a supplemental nonqualified Employee Stock Purchase Plan in which certain employees can contribute from 0% to 50% of their salary and bonus. TCF matching contributions to this plan totaled $807 thousand and $463 thousand in 2010 and 2009, respectively. The company made no other contributions to these plans, other than payment of administrative expenses. The amounts deferred were invested in TCF stock or other publicly traded stocks, bonds or mutual funds. At December 31, 2010, the fair value of the assets in the plans totaled $31.4 million and included $22.3 million invested in TCF common stock compared with a total fair value of $28 million, including $20.5 million invested in TCF common stock at December 31, 2009. The cost of TCF common stock held by TCF’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.

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

Warrants  At December 31, 2010, TCF had 3,199,988 warrants outstanding with a strike price of $16.93 per share, which expire on November 14, 2018. Upon the completion of the U.S. Treasury’s secondary public offering of the warrants issued under the Capital Purchase Program (CPP), in December of 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol “TCB WS”. As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

Note 14. Regulatory Capital Requirements

TCF is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for the current year combined with its retained net profits for the preceding two calendar years, which was $239.9 million at December 31, 2010, without prior approval of the OCC. TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements.

			Minimum		Well-Capitalized
	Actual		Capital Requirement(1)		Capital Requirement(1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Tier 1 leverage capital
TCF	$1,475,525	8.00%	$ 553,448	3.00%	N.A.	N.A.
TCF National Bank	1,519,201	8.24	553,146	3.00	$ 921,909	5.00%
Tier 1 risk-based capital
TCF	1,475,525	10.59	557,164	4.00	835,746	6.00
TCF National Bank	1,519,201	10.91	556,756	4.00	835,133	6.00
Total risk-based capital
TCF	1,808,412	12.98	1,114,328	8.00	1,392,910	10.00
TCF National Bank	1,851,962	13.31	1,113,511	8.00	1,391,889	10.00

As of December 31, 2009:
Tier 1 leverage capital
TCF	$1,161,750	6.59%	$ 528,681	3.00%	N.A.	N.A.
TCF National Bank	1,103,875	6.27	527,836	3.00	$ 879,727	5.00%
Tier 1 risk-based capital
TCF	1,161,750	8.52	545,115	4.00	817,672	6.00
TCF National Bank	1,103,875	8.11	544,648	4.00	816,972	6.00
Total risk-based capital
TCF	1,514,940	11.12	1,090,230	8.00	1,362,787	10.00
TCF National Bank	1,456,858	10.70	1,089,297	8.00	1,361,621	10.00

N.A. Not Applicable.

(1)               The minimum and well capitalized requirements are determined by the Federal Reserve for TCF and by the OCC for TCF National Bank pursuant to the FDIC Improvement Act of 1991. At December 31, 2010, TCF and TCF National Bank exceeded their regulatory capital requirements and are considered “well-capitalized”.

Note 15. Stock Compensation

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel. At December 31, 2010, there were 4,760,019 shares reserved for issuance under the Program.

At December 31, 2010, there were 207,194 shares of performance-based restricted stock that will vest only if certain return on equity goals or service conditions, as defined in the Program, are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited. Other restricted stock grants vest over periods from one year to seven years. The weighted-average grant date fair value of restricted stock was $13.36, $10.33 and $12.50 for shares granted in 2010, 2009 and 2008, respectively. Compensation expense for restricted stock and stock options totaled $9.1 million, $7.9 million and $5.7 million in 2010, 2009 and 2008, respectively. The recognized tax benefit for stock compensation expense was $3.5 million, $3 million and $2 million in 2010, 2009 and 2008, respectively. Unrecognized stock compensation expense for restricted stock awards and stock options were $12.4 million with a weighted-average remaining amortization period of .9 years at December 31, 2010, compared with $17.3 million with a weighted-average remaining amortization period of 1.6 years at December 31, 2009 and $20.8 million with a weighted-average remaining amortization period of 2.4 years at December 31, 2008.

TCF has also issued stock options under the Program that generally become exercisable over a period of one to ten years from the date of the grant and expire after ten years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant.

The following table reflects TCF’s stock option and restricted stock transactions under the Program since December 31, 2007.

	Restricted Stock		Stock Options
				Exercise Price
					Weighted-
	Shares	Price Range	Shares	Range	Average
Outstanding at December 31, 2007	2,525,216	$ 9.87 - 30.28	144,050	$11.78 - 16.09	$13.91
Granted	753,650	9.41 - 17.37	2,626,000	12.85 - 15.75	14.65
Exercised	–	–	(13,000)	11.78 - 14.30	12.56
Forfeited	(222,850)	17.37 - 30.28	(383,631)	15.03 - 16.09	15.74
Vested	(1,168,499)	9.87 - 28.02	–	–	–
Outstanding at December 31, 2008	1,887,517	9.41 - 30.28	2,373,419	11.78 - 15.75	14.44
Granted	718,761	8.29 - 13.43	–	–	–
Exercised	–	–	(108,800)	11.78 - 14.52	14.14
Forfeited	(481,000)	10.37 - 28.71	(56,000)	11.78 - 15.75	14.95
Vested	(254,433)	17.33 - 30.28	–	–	–
Outstanding at December 31, 2009	1,870,845	7.57 - 30.28	2,208,619	12.85 - 15.75	14.44
Granted	307,433	11.50 - 14.60	–	–	–
Forfeited	(20,000)	10.37 - 28.02	–	–	–
Vested	(387,653)	8.29 - 28.71	–	–
Outstanding at December 31, 2010	1,770,625	7.57 - 30.13	2,208,619	12.85 - 15.75	14.44
Exercisable at December 31, 2010	N.A.	N.A.	–	–	–

N.A. Not Applicable.

The following table summarizes information about stock options outstanding at December 31, 2010.

	Stock Options Outstanding			Stock Options Exercisable
Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise price range	Shares	Price	Life in Years	Shares	Price
$12.85-$15.75	2,208,619	$14.44	7.26	–	$ –

Additional valuation and related assumption information for TCF’s stock option plans related to options issued in 2008 is presented below. No stock options were issued in 2009 or 2010.

Expected volatility	28.5%
Weighted-average volatility	28.5%
Expected dividend yield	3.5%
Expected term (in years)	6.25 – 6.75
Risk-free interest rate	2.58 – 2.91%

Note 16. Employee Benefit Plans

Employees Stock Purchase Plan  The TCF Employees Stock Purchase Plan, a qualified 401(K) and employee stock ownership plan, generally allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service (“IRS”). TCF matches the contributions of all participants with TCF common stock at the rate of 50 cents per dollar for employees with one through four years of service, up to a maximum company contribution of 3% of the employee’s covered compensation, 75 cents per dollar for employees with five through nine years of service, up to a maximum company contribution of 4.5% of the employee’s covered compensation, and $1 per dollar for employees with 10 or more years of service, up to a maximum company contribution of 6% of the employee’s covered compensation, subject to the annual covered compensation limitation imposed by the IRS. Employee contributions vest immediately while the Company’s matching contributions are subject to a graduated vesting schedule based on an employee’s years of service with full vesting after five years. Employees have the opportunity to diversify and invest their account balance, including matching contributions, in various mutual funds or TCF common stock. At December 31, 2010, the fair value of the assets in the plan totaled $163.4 million and included $116 million invested in TCF common stock. The Company’s matching contributions are expensed when made. TCF’s contributions to the plan were $6.9 million in 2010, 2009 and 2008, respectively.

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

The following table sets forth the status of the Pension Plan and the Postretirement Plan at the dates indicated.

	Pension Plan		Postretirement Plan
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2010	2009	2010	2009
Benefit obligation:
Accrued participant balance – vested	$48,473	$50,933	N.A.	N.A.
Present value of future service and benefits	443	(2,109)	N.A.	N.A.
Total projected benefit obligation	$48,916	$48,824	N.A.	N.A.
Accumulated benefit obligation	$48,916	$48,824	N.A.	N.A.
Change in benefit obligation:
Benefit obligation at beginning of year	$48,824	$49,049	$ 9,166	$ 8,384
Service cost – benefits earned during the year	–	–	2	7
Interest cost on projected benefit obligation	2,554	2,918	455	495
Actuarial loss	1,726	935	460	892
Benefits paid	(4,188)	(4,078)	(528)	(612)
Projected benefit obligation at end of year	48,916	48,824	9,555	9,166
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	50,605	38,624	–	–
Actual return on plan assets	9,938	13,559	–	–
Benefits paid	(4,188)	(4,078)	(528)	(612)
TCF contributions	–	2,500	528	612
Fair value of plan assets at end of year	56,355	50,605	–	–
Funded status of plans at end of year	$ 7,439	$ 1,781	$(9,555)	$(9,166)
Amounts recognized in the Statements of Financial Condition:
Prepaid (accrued) benefit cost at end of year	$ 7,439	$ 1,781	$(9,555)	$(9,166)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss, before tax:
Transition obligation	–	–	7	11
Accumulated actuarial net loss	20,083	27,020	4,423	4,277
Accumulated other comprehensive loss, before tax	20,083	27,020	4,430	4,288
Total recognized asset (liability)	$27,522	$28,801	$(5,125)	$(4,878)

N.A. Not Applicable.

At December 31, 2010, assets held in trust for the Pension Plan included investments in mutual funds and money market funds. The fair value of these assets is based upon quotes from independent asset pricing services for identical assets based on active markets, which are considered level 1 under Fair Value Measurements and are measured on a recurring basis.

The following table sets forth the changes recognized in accumulated other comprehensive loss at the dates indicated.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2010	2009	2008	2010	2009	2008
Accumulated other comprehensive loss at the beginning of the year	$27,020	$38,788	$ 7,221	$4,288	$3,652	$4,538
Net actuarial (gain) loss arising during the period	(3,266)	(7,495)	33,130	460	892	(492)
Amortizations (recognized in net periodic benefit cost):
Transition obligation	–	–	–	(4)	(4)	(4)
Actuarial loss	(1,595)	(1,263)	(859)	(314)	(252)	(311)
Settlement expense	(2,076)	(3,010)	(490)	–	–	–
Measurement date change	–	–	(214)	–	–	(79)
Total recognized in other comprehensive (income) loss	(6,937)	(11,768)	31,567	142	636	(886)
Accumulated other comprehensive loss at end of year, before tax	$20,083	$27,020	$38,788	$4,430	$4,288	$3,652

The measurement dates used for determining the Pension Plan and the Postretirement Plan projected and accumulated benefit obligations and the dates used to value plan assets were December 31, 2010 and December 31, 2009. The discount rate used to measure the benefit obligation of the Pension Plan was 4.75% for the year ended December 31, 2010 and 5.5% for the year ended December 31, 2009. The discount rate used to measure the benefit obligation of the Postretirement Plan was 4.75% for the year ended December 31, 2010 and 5.25% for the year ended December 31, 2009.

Net periodic benefit cost (income) included in compensation and employee benefits expense consists of the following.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2010	2009	2008	2010	2009	2008
Interest cost	$ 2,554	$ 2,918	$ 2,934	$455	$495	$537
Expected return on plan assets	(4,946)	(5,129)	(5,059)	–	–	–
Service cost	–	–	–	2	7	12
Recognized actuarial loss	1,595	1,263	859	314	252	310
Settlement expense	2,076	3,010	490	–	–	–
Amortization of transition obligation	–	–	–	4	4	4
Net periodic benefit cost (income)	$ 1,279	$ 2,062	$ (776)	$775	$758	$863

The discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation used to determine the net benefit cost were as follows.

	Pension Plan			Postretirement Plan
Assumptions used to	Year Ended December 31,			Year Ended December 31,
determine net benefit cost	2010	2009	2008	2010	2009	2008
Discount rate	5.50%	6.25%	6.00%	5.25%	6.25%	6.00%
Expected long-term rate of return on plan assets	8.50	8.50	8.50	N.A.	N.A.	N.A.

N.A. Not Applicable.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows.

		Postretirement
(In thousands)	Pension Plan	Plan	Total
Actuarial net loss	$1,917	$324	$2,241
Settlement expense	1,473	–	1,473
Transition obligation	–	4	4
Net loss	$3,390	$328	$3,718

TCF’s Pension Plan assets are invested in index mutual funds that are designed to mirror the performance of the Standard and Poor’s 500 (equally weighted) and the Morgan Stanley Capital International U.S. Mid-Cap 450 indexes, at targeted weightings of 50% and 50%, respectively.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year weighted-average return of the indexes consistent with the Plan’s current investment strategy was 5.4%, net of administrative expenses. Although past performance is no guarantee of the future results, TCF is not aware of any reasons why it should not be able to achieve the assumed future average long-term annual returns of 5.0%, net of administrative expenses, on plan assets over complete market cycles. A 1% difference in the expected return on plan assets would result in a $553 thousand change in net periodic pension expense.

The discount rate used to determine TCF’s pension and postretirement benefit obligations as of December 31, 2010 and December 31, 2009, was determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by Moody’s. Bonds containing call or put provisions were excluded. The average estimated duration of TCF’s Pension and Postretirement Plans varied between seven and eight years.

The actual return on plan assets, net of administrative expenses was 21.1% for the year ended December 31, 2010, and 32.8% for the year ended December 31, 2009. The actual gain on plan assets for the year ended December 31, 2010, decreased the actuarial loss by $5 million. The decrease in the discount rate from 5.5% at December 31, 2009 to 4.75% at December 31, 2010 increased the actuarial loss by $2.3 million. Various plan participant census changes decreased the actuarial loss by $606 thousand during the year ended December 31, 2010. The accumulated other comprehensive loss in excess of 10% of the greater of the accumulated benefit obligation or fair value of the plan assets is amortized over approximately seven years.

For 2010, TCF is eligible to contribute up to $15.5 million to the Pension Plan until the 2010 federal income tax return extension due date under various IRS funding methods. During 2010, TCF made no cash contributions to the Pension Plan. TCF does not expect to be required to contribute to the Pension Plan in 2011. TCF expects to contribute $979 thousand to the Postretirement Plan in 2011. TCF contributed $528 thousand to the Postretirement Plan for the year ended December 31, 2010. TCF currently has no plans to pre-fund the Postretirement Plan in 2011.

The following are expected future benefit payments used to determine projected benefit obligations.

	Pension	Postretirement
(In thousands)	Plan	Plan
2011	$ 4,254	$ 979
2012	4,457	958
2013	3,640	938
2014	4,088	912
2015	3,248	882
2016-2020	16,177	3,859

The following table presents assumed health care cost trend rates for the Postretirement Plan at December 31, 2010 and 2009.

	2010	2009
Health care cost trend rate assumed for next year	7.50%	7.75%
Final health care cost trend rate	5%	5%
Year that final health care trend rate is reached	2023	2023

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$ 17	$ (16)
Effect on postretirement benefits obligations	$410	$(371)

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

TCF’s exposure to credit loss, in the event of non-performance by the counterparty to the financial instrument, for commitments to extend credit and standby letters of credit is represented by the contractual amount of the commitments. TCF uses the same credit policies in making these commitments as it does for making direct loans. TCF evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on a credit evaluation of the customer.

Financial instruments with off-balance sheet risk are summarized as follows:

	At December 31,
(In thousands)	2010	2009
Commitments to extend credit:
Consumer real estate and other	$1,444,619	$1,596,706
Commercial	277,427	336,428
Leasing and equipment finance	148,597	124,898
Total commitments to extend credit	1,870,643	2,058,032
Standby letters of credit and guarantees on industrial revenue bonds	31,062	39,281
Total	$1,901,705	$2,097,313

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

Standby Letters of Credit and Guarantees on Industrial Revenue Bonds  Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third-party. These conditional commitments expire in various years through 2015. Collateral held primarily consists of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Note 18. Foreign Exchange Contracts

Forward foreign exchange contracts to sell a foreign currency are used to manage the foreign exchange risk associated with certain assets, liabilities and forecasted transactions. Forward foreign exchange contracts represent agreements to exchange a foreign currency for U.S. dollars at an agreed-upon price on an agreed-upon settlement date.

All forward foreign exchange contracts are recognized within other assets or other liabilities at fair value on the Statement of Financial Condition. These typically settle within 30 days with the exception of contracts associated with cash flow hedges which have maturities as long as seven months. The following table summarizes the forward foreign exchange contracts, recorded at fair value, that are reflected within other assets and other liabilities on TCF’s Consolidated Statements of Financial Condition. See Note 20 Fair Values of Financial Instruments for additional information.

		At December 31, 2010
		Receivables			Payables
			Not			Not
	Notional	Designated	Designated		Designated	Designated
(In thousands)	Amount	as Hedges	as Hedges	Total	as Hedges	as Hedges	Total
Forward foreign exchange contracts	$185,540	$ 12	$ 3	$ 15	$198	$1,659	$1,857
Netting adjustments(1)		(12)	(3)	(15)	(12)	(3)	(15)
Carrying value of contracts		$ –	$ –	$ –	$186	$1,656	$1,842

(1)               Foreign exchange contract receivables and payables, and the related cash collateral received and paid are netted when a legally enforceable master netting agreement exists between TCF and a counterparty.

The value of forward foreign exchange contracts will vary over their contractual lives as the related currency exchange rates fluctuate. The accounting for changes in the fair value of a forward foreign exchange contract depends on whether or not the contract has been designated and qualifies as a hedge. To qualify as a hedge, a contract must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a contract to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must also identify the hedging instrument, the asset or liability and type of risk to be hedged and how the effectiveness of the contract is assessed prospectively and retrospectively. To assess effectiveness, TCF uses statistical methods such as regression analysis. The extent to which a contract has been, and is expected to continue to be effective at offsetting changes in cash flows or the net investment must be assessed and documented at least quarterly. If it is determined that a contract is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

Upon origination of a forward foreign exchange contract, the contract is designated either as a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability (“cash flow hedge”); or a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates (“net investment hedge”). To the extent that a hedge is effective, changes in fair value are recorded within accumulated other comprehensive income (loss), with any ineffectiveness recorded in non-interest expense. Changes in cash flow hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense upon completion of the sale. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. Changes in the values of forward foreign exchange contracts that are not designated as hedges are reflected in non-interest expense.

Cash Flow Hedges  Foreign exchange contracts, which include forward contracts, are used to manage the foreign exchange risk associated with the TCF’s minimum lease payment stream. These foreign exchange contracts are hedges of the forecasted cash flows from the underlying lease agreement expected through June 30, 2011. At December 31, 2010, the Company had $1 thousand of unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss). The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $1 thousand.

Net Investment Hedges  Foreign exchange contracts, which include forward contracts and currency options, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned Canadian subsidiary, along with certain assets, liabilities and forecasted transactions of that subsidiary. The net amount of related gains or losses included in the cumulative translation adjustment for the year ended December 31, 2010 was a loss of $195 thousand.

The following table summarizes the pre-tax impact of foreign exchange activity on other non-interest expense within the Consolidated Statements of Income and Consolidated Statements of Financial Condition, by accounting designation.

Year Ended
(In thousands)	December 31, 2010
Foreign exchange gains	$1,720
Forward foreign exchange contract losses:
Net investment hedge	–
Cash flow hedge	–
Not designated as hedges	(1,976)
Total	(1,976)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	575
Net investment hedge	(195)
Cash flow hedge	(1)
Total	$ 379

TCF executes all of its foreign exchange contracts in the over-the-counter market with large, international financial institutions. These contracts also include credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements that enhance the credit-worthiness of these instruments as compared to other obligations of the respective counterparty with whom TCF has transacted. These contingent features may be for the benefit of TCF, as well as its counterparties with respect to changes in TCF’s creditworthiness. At December 31, 2010, TCF had posted $854 thousand of U.S. Treasury securities as collateral in the normal course of business under such agreements. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions.

In connection with certain over-the-counter forward foreign exchange contracts, TCF could be required to provide additional collateral or to terminate transactions with certain counterparties in the event that, among other things, TCF National Bank’s long-term debt is rated less than BB- by Standard and Poor’s ratings group. At December 31, 2010, approximately $1.3 million of additional collateral would be required if the credit risk-related contingent features were triggered, which would bring the total collateral required to $2.1 million at December 31, 2010. There were $349 thousand of forward foreign exchange contracts containing credit risk related features in a net liability position at December 31, 2010.

Note 19. Fair Value Measurement

Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”. The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at December 31, 2010.

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

At December 31, 2010, the fair value of assets measured on a recurring basis are:

	Readily		Observable		Company
	Available		Market		Determined		Total at
(In thousands)	Market Prices	(1)	Prices	(2)	Market Prices	(3)	Fair Value
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ –		$1,903,536		$ –		$1,903,536
Other	–		–		222		222
U.S. Treasury bills	25,000		–		—		25,000
Other securities	–		–		2,416		2,416
Forward foreign currency contracts	–		15		–		15
Assets held in trust for deferred compensation plans(4)	9,178		–		–		9,178
Total assets	$34,178		$1,903,551		$2,638		$1,940,367
Forward foreign currency contracts	$ –		$ 1,856		$ –		$ 1,856
Total liabilities	$ –		$ 1,856		$ –		$ 1,856
At December 31, 2009:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ –		$1,905,209		$ –		$1,905,209
Other	–		–		263		263
Other securities	–		–		5,004		5,004
Assets held in trust for deferred compensation plans(4)	7,511		–		–		7,511
Total assets	$ 7,511		$1,905,209		$5,267		$1,917,987

(1)               Considered Level 1 under ASC 820, Fair Value Measurements and Disclosures.

(2)               Considered Level 2 under ASC 820, Fair Value Measurements and Disclosures.

(3)               Considered Level 3 under ASC 820, Fair Value Measurements and Disclosures, and is based on valuation models that use significant assumptions that are not observable in an active market.

(4)               A corresponding liability is recorded in other liabilities for TCF’s obligation to the participants in these plans.

The change in the financial assets carried at fair value using Company Determined Market Prices, from $5.3 million at December 31, 2009, to $2.6 million at December 31, 2010, was the result of impairment charges totaling $2.1 million recorded through gains on securities, net, decreases in fair values of $417 thousand recorded through other comprehensive income and reductions due to principal paydowns of $90 thousand.

The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Loans  Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of such collateral.

Long-lived Assets Held for Sale  Long-lived assets held for sale include real estate owned and repossessed and returned equipment. The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned equipment is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment. Long-lived assets held for sale were written down $20 million, which is included in foreclosed real estate and repossessed assets, net expense, during the year ended December 31, 2010.

The table below presents the balances of assets measured at fair value on a non-recurring basis at December 31, 2010.

	Readily		Observable		Company
	Available		Market		Determined		Total at
(In thousands)	Market Prices	(1)	Prices	(2)	Market Prices	(3)	Fair Value
Loans(4)	$ –		$ –		$ 42,683		$ 42,683
Real estate owned(5)	–		–		127,295		127,295
Repossessed and returned equipment(5)	–		5,731		1,180		6,911
Investments(6)	–		–		4,296		4,296
Total	$ –		$ 5,731		$175,454		$181,185

At December 31, 2009:
Loans(4)	$ –		$ –		$ 62,794		$ 62,794
Real estate owned(5)	–		–		71,272		71,272
Repossessed and returned equipment(5)	–		14,861		527		15,388
Total	$ –		$14,861		$134,593		$149,454

(1)                Considered Level 1 under ASC 820, Fair Value Measurements and Disclosures.

(2)                Considered Level 2 under ASC 820, Fair Value Measurements and Disclosures.

(3)                Considered Level 3 under ASC 820, Fair Value Measurements and Disclosures, and is based on valuation models that use significant assumptions that are not observable in an active market.

(4)                Represents the carrying value of loans for which adjustments are based on the appraisal value of the collateral.

(5)                Amounts do not include assets held at cost at December 31, 2010.

(6)                Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information during the year ended December 31, 2010.

Note 20. Fair Values of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2010 and 2009, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made many estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

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

	At December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	$ 663,901	$ 663,901	$ 299,127	$ 299,127
Investments	179,768	179,768	163,692	163,692
Securities available for sale	1,931,174	1,931,174	1,910,476	1,910,476
Loans:
Consumer real estate and other	7,195,269	6,907,960	7,331,991	7,090,772
Commercial real estate	3,328,216	3,222,201	3,269,003	3,112,313
Commercial business	317,987	303,172	449,516	424,122
Equipment finance loans	939,474	942,167	868,830	878,168
Inventory finance loans	792,354	792,940	468,805	468,746
Allowance for loan and lease losses(1)	(265,819)	–	(244,471)	–
Total financial instrument assets	$15,082,324	$14,943,283	$14,516,969	$14,347,416
Financial instrument liabilities:
Checking, savings and money market deposits	$10,556,788	$10,556,788	$10,380,814	$10,380,814
Certificates of deposit	1,028,327	1,031,090	1,187,505	1,191,176
Short-term borrowings	126,790	126,790	244,604	244,604
Long-term borrowings	4,858,821	5,280,615	4,510,895	4,816,727
Forward foreign currency contracts	1,842	1,842	–	–
Total financial instrument liabilities	$16,572,568	$16,997,125	$16,323,818	$16,633,321
Financial instruments with off-balance-sheet risk:(2)
Commitments to extend credit(3)	$ 33,909	$ 33,909	$ 35,860	$ 35,860
Standby letters of credit(4)	(92)	(92)	(55)	(55)
Total financial instruments with off-balance-sheet risk	$ 33,817	$ 33,817	$ 35,805	$ 35,805

(1)    Expected credit losses are included in the estimated fair values.

(2)    Positive amounts represent assets, negative amounts represent liabilities.

(3)    Carrying amounts are included in other assets.

(4)    Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization. Securities available for sale and assets held in trust for deferred compensation plans are carried at fair value (see Note 19). Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.

The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

Investments  The carrying value of investments in FHLB stock and Federal Reserve stock approximates fair value. The fair value of other investments is estimated based on discounting cash flows at current market rates and consideration of credit exposure.

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

Note 21. Earnings Per Common Share

TCF’s restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

The computation of basic and diluted earnings per common share is presented in the following table.

	Year Ended December 31,
(In thousands, except per-share data)	2010	2009	2008
Basic Earnings Per Common Share
Net income	$ 146,564	$ 87,097	$ 128,958
Preferred stock dividends	–	6,378	2,540
Non-cash deemed preferred stock dividend	–	12,025	–
Net income available to common stockholders	146,564	68,694	126,418
Earnings allocated to participating securities	729	215	488
Earnings allocated to common stock	$ 145,835	$ 68,479	$ 125,930
Weighted-average shares outstanding	139,681,722	127,592,824	125,226,553
Restricted stock	(1,065,206)	(999,580)	(283,880)
Weighted-average common shares outstanding for basic earnings per common share	138,616,516	126,593,244	124,942,673
Basic earnings per common share	$ 1.05	$ .54	$ 1.01
Diluted Earnings Per Common Share
Earnings allocated to common stock	$ 145,835	$ 68,479	$ 125,930
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	138,616,516	126,593,244	124,942,673
Net dilutive effect of:
Non-participating restricted stock	56,844	229	–
Stock options	139,155	167	18,872
Warrants	–	–	–
Weighted-average common shares outstanding for diluted earnings per common share	138,812,515	126,593,640	124,961,545
Diluted earnings per common share	$ 1.05	$ .54	$ 1.01

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

For the years ended December 31, 2010, 2009 and 2008, 4.1 million, 6.5 million and 4.4 million shares were outstanding, respectively, related to non-participating restricted stock, stock options, and warrants that were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 22. Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. The following table summarizes the components of comprehensive income.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Net income	$146,564	$ 87,097	$128,958
Other comprehensive (loss) income:
Unrealized holding gains (losses) arising during the year on securities available for sale	3,343	(3,253)	69,754
Recognized pension and postretirement actuarial gain (loss), settlement expense and transition obligation	6,795	11,132	(30,974)
Pension and postretirement measurement date change	–	–	293
Reclassification adjustment for securities gains included in net income	(31,484)	(31,828)	(16,066)
Foreign currency translation adjustment	575	251	1
Net investment hedge	(195)	–	–
Cash flow hedge	(1)	–	–
Income tax benefit (expense)	7,998	8,845	(8,645)
Total other comprehensive (loss) income	(12,969)	(14,853)	14,363
Comprehensive income	$133,595	$ 72,244	$143,321

Note 23. Other Expense

Other expense consists of the following.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Card processing and issuance	$ 19,167	$ 19,792	$ 19,262
Professional fees	17,742	8,504	7,474
Deposit account losses	12,590	14,076	14,709
Postage and courier	11,926	13,816	13,380
Telecommunications	11,915	11,726	11,860
Outside processing	11,487	10,821	10,450
Office supplies	8,342	9,281	9,664
ATM processing	5,820	6,615	6,881
Other	47,264	48,187	52,615
Total other expense	$146,253	$142,818	$146,295

Note 24. Business Segments

Retail Banking, Wholesale Banking, Treasury Services and Support Services have been identified as reportable operating segments. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance and inventory finance. Treasury Services includes TCF’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks.  Support Services includes holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments.

TCF evaluates performance and allocates resources based on the segments’ net income. The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies. TCF generally accounts for inter-segment sales and transfers at cost.

The following table sets forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

	Retail	Wholesale	Treasury	Support
(In thousands)	Banking	Banking	Services	Services	Eliminations	Consolidated
At or For the Year Ended December 31, 2010:
Revenues from external customers:
Interest income	$412,038	$454,154	$103,685	$–	$–	$969,877
Non-interest income	409,601	98,714	33,188	(3,518)	–	537,985
Total	$821,639	$552,868	$136,873	$(3,518)	$–	$1,507,862
Net interest income	$442,984	$251,660	$5,725	$(1,167)	$–	$699,202
Provision for credit losses	140,616	94,040	1,781	–	–	236,437
Non-interest income	409,601	98,714	33,188	138,369	(141,887)	537,985
Non-interest expense	562,799	191,320	9,767	141,125	(141,887)	763,124
Income tax expense (benefit)	56,124	22,169	11,138	(1,666)	–	87,765
Income (loss) after income tax expense	93,046	42,845	16,227	(2,257)	–	149,861
Income attributable to non-controlling interest	–	3,297	–	–	–	3,297
Net income (loss)	$93,046	$39,548	$16,227	$(2,257)	$–	$146,564
Total assets	$7,590,149	$7,823,331	$6,200,121	$216,869	$(3,365,445)	$18,465,025
At or For the Year ended December 31, 2009:
Revenues from external customers:
Interest income	$433,304	$408,876	$116,001	$–	$–	$958,181
Non-interest income	418,046	77,238	32,292	(1,721)	–	525,855
Total	$851,350	$486,114	$148,293	$(1,721)	$–	$1,484,036
Net interest income	$403,180	$206,277	$22,988	$561	$–	$633,006
Provision for credit losses	178,029	78,693	1,814	–	–	258,536
Non-interest income	418,046	77,238	32,292	142,261	(143,982)	525,855
Non-interest expense	599,045	156,204	8,255	148,262	(143,982)	767,784
Income tax expense (benefit)	17,526	17,432	17,790	(6,894)	–	45,854
Income after income tax expense	26,626	31,186	27,421	1,454	–	86,687
Loss attributable to non-controlling interest	–	(410)	–	–	–	(410)
Net income	$26,626	$31,596	$27,421	$1,454	$–	$87,097
Total assets	$7,655,815	$7,544,398	$5,549,107	$124,578	$(2,988,723)	$17,885,175
At or For the Year Ended December 31, 2008:
Revenues from external customers:
Interest income	$459,639	$359,914	$144,842	$–	$–	$964,395
Non-interest income	419,948	60,639	17,113	735	–	498,435
Total	$879,587	$420,553	$161,955	$735	$–	$1,462,830
Net interest income	$378,722	$147,139	$66,981	$831	$–	$593,673
Provision for credit losses	136,646	52,834	2,565	–	–	192,045
Non-interest income	419,948	60,639	17,113	141,309	(140,574)	498,435
Non-interest expense	571,831	119,072	6,920	137,154	(140,574)	694,403
Income tax expense	28,244	14,018	26,044	8,396	–	76,702
Net income (loss)	$61,949	$21,854	$48,565	$(3,410)	$–	$128,958
Total assets	$7,583,605	$6,200,288	$5,108,534	$94,605	$(2,246,675)	$16,740,357

Note 25. Parent Company Financial Information

TCF Financial Corporation’s (parent company only) condensed statements of financial condition as of December 31, 2010 and 2009, and the condensed statements of income and cash flows for the years ended December 31, 2010, 2009 and 2008 are as follows.

Condensed Statements of Financial Condition

	At December 31,
(In thousands)	2010	2009
Assets:
Cash and cash equivalents	$ 17,772	$ 32,062
Investment in bank subsidiaries	1,630,341	1,232,346
Accounts receivable from affiliates	20,571	16,060
Other assets	15,421	12,963
Total assets	$1,684,105	$1,293,431
Liabilities and Stockholders’ Equity:
Junior subordinated notes (trust preferred)	$ 111,061	$ 110,441
Senior unsecured term note	89,787	–
Other liabilities	11,594	7,628
Total liabilities	212,442	118,069
Equity	1,471,663	1,175,362
Total liabilities and equity	$1,684,105	$1,293,431

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2010	2009	2008
Interest income	$ 37	$ 44	$ –
Interest expense	14,789	12,369	4,826
Net interest expense	(14,752)	(12,325)	(4,826)
Dividends from TCF National Bank	4,000	32,000	122,797
Other non-interest income:
Affiliate service fees	12,712	9,127	6,922
Other	(1,549)	(1,984)	85
Total other non-interest income	11,163	7,143	7,007
Non-interest expense:
Compensation and employee benefits	13,058	9,844	5,833
Occupancy and equipment	298	365	362
Other	2,182	1,487	6,279
Total non-interest expense	15,538	11,696	12,474
(Loss) income before income tax benefit and equity in undistributed earnings of subsidiaries	(15,127)	15,122	112,504
Income tax benefit	6,442	5,169	2,282
(Loss) income before equity in undistributed earnings of subsidiaries	(8,685)	20,291	114,786
Equity in undistributed earnings of bank subsidiaries	155,249	66,806	14,172
Net income	146,564	87,097	128,958
Preferred stock dividends	–	6,378	2,540
Non-cash deemed preferred stock dividend	–	12,025	–
Net income available to common stockholders	$146,564	$68,694	$126,418

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$146,564	$87,097	$128,958
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiaries	(155,249)	(66,806)	(14,172)
Other, net	16,743	29,795	(6,394)
Total adjustments	(138,506)	(37,011)	(20,566)
Net cash provided by operating activities	8,058	50,086	108,392
Cash flows from investing activities:
Purchases of premises and equipment, net	(142)	(40)	(40)
Net cash used by investing activities	(142)	(40)	(40)
Cash flows from financing activities:
Dividends paid on common stock	(27,617)	(50,828)	(126,447)
Dividends paid on preferred stock	–	(7,926)	–
Recission of capital contribution to TCF National Bank	–	361,172	–
Issuance of common stock	164,748	–	–
(Redemption)/Issuance of preferred stock	–	(361,172)	361,004
Interest paid on trust preferred securities	(12,364)	(12,364)	–
Sale of trust preferred securities	–	–	111,378
Capital infusions to TCF National Bank	(255,000)	(50)	(434,092)
Shares sold to Employees Stock Purchase Plans	18,089	19,147	10,178
Net decrease in short-term borrowings	–	–	(9,500)
Stock compensation tax (expense) benefits	298	(1,058)	9,638
Proceeds from senior unsecured term note	89,640	–	–
Other, net	–	1,538	163
Net cash used by financing activities	(22,206)	(51,541)	(77,678)
Net (decrease) increase in cash	(14,290)	(1,495)	30,674
Cash and cash equivalents at beginning of year	32,062	33,557	2,883
Cash and cash equivalents at end of year	$ 17,772	$32,062	$ 33,557

TCF Financial Corporation’s (parent company only) operations are conducted through its banking subsidiaries and other subsidiaries. As a result, TCF’s cash flow and ability to make dividend payments to its common stockholders depend on the earnings of its subsidiaries. The ability of TCF’s banking subsidiaries to pay dividends or make other payments to TCF is limited by their obligations to maintain sufficient capital and by other regulatory restrictions on dividends. At December 31, 2010, TCF’s banking subsidiaries could pay a total of approximately $239.9 million in dividends to TCF without prior regulatory approval.

Additionally, retained earnings at TCF National Bank, a wholly owned subsidiary of TCF Financial Corporation, at December 31, 2010 includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to shareholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Note 26. Litigation Contingencies

From time to time, TCF is also a party to other legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve and the Comptroller of the Currency. From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established with confidence. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF.

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial

Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	At
(Dollars in thousands,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
except per-share data)	2010	2010	2010	2010	2009	2009	2009	2009
Selected Financial Condition Data:
Loans and leases	$14,788,304	$14,896,601	$14,639,893	$14,706,423	$14,590,744	$14,329,264	$13,962,656	$13,795,617
Securities available for sale	1,931,174	1,947,462	1,940,331	1,899,825	1,910,476	2,060,227	2,087,406	2,098,628
Goodwill	152,599	152,599	152,599	152,599	152,599	152,599	152,599	152,599
Total assets	18,465,025	18,313,608	18,030,045	18,187,314	17,885,175	17,743,009	17,475,721	18,082,341
Total deposits	11,585,115	11,461,519	11,523,043	11,882,373	11,568,319	11,626,011	11,619,053	11,647,203
Short-term borrowings	126,790	344,681	14,805	17,590	244,604	21,397	25,829	26,299
Long-term borrowings	4,858,821	4,581,511	4,600,820	4,496,574	4,510,895	4,524,955	4,307,098	4,311,568
Total equity	1,480,163	1,505,962	1,474,536	1,393,617	1,179,755	1,179,839	1,142,535	1,499,956

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
Selected Operations Data:
Net interest income	$174,286	$173,755	$176,499	$174,662	$169,641	$161,489	$156,463	$145,413
Provision for credit losses	77,646	59,287	49,013	50,491	77,389	75,544	61,891	43,712
Net interest income after provision for credit losses	96,640	114,468	127,486	124,171	92,252	85,945	94,572	101,701
Non-interest income:
Fees and other revenue	120,309	129,437	136,043	123,073	135,866	128,057	129,814	102,731
Gains (losses) on securities, net	21,185	8,505	(137)	(430)	7,283	–	10,556	11,548
Total non-interest income	141,494	137,942	135,906	122,643	143,149	128,057	140,370	114,279
Non-interest expense	190,500	191,753	189,069	191,802	206,763	190,267	196,546	174,208
Income before income tax expense	47,634	60,657	74,323	55,012	28,638	23,735	38,396	41,772
Income tax expense	16,011	22,852	28,112	20,790	9,385	6,491	14,853	15,125
Income after income tax expense	31,623	37,805	46,211	34,222	19,253	17,244	23,543	26,647
Income (loss) attributable to non-controlling interest	898	912	1,186	301	(203)	(207)	–	–
Net income	30,725	36,893	45,025	33,921	19,456	17,451	23,543	26,647
Preferred stock dividends	–	–	–	–	–	–	13,218	5,185
Net income available to common stockholders	$30,725	$36,893	$45,025	$33,921	$19,456	$17,451	$10,325	$21,462
Per common share:
Basic earnings	$.22	$.26	$.32	$.26	$.15	$.14	$.08	$.17
Diluted earnings	$.22	$.26	$.32	$.26	$.15	$.14	$.08	$.17
Dividends declared	$.05	$.05	$.05	$.05	$.05	$.05	$.05	$.25
Financial Ratios:
Return on average assets (1)	.68%	.84%	1.02%	.76%	.43%	.39%	.53%	.62%
Return on average common equity (1)	8.25	9.95	12.71	10.68	6.57	6.03	3.61	7.58
Net interest margin (1)	4.04	4.12	4.18	4.20	4.07	3.92	3.80	3.66
Net charge-offs as a percentage of average loans and leases (1)	1.75	1.58	1.30	1.22	1.35	1.52	1.43	1.04
Average total equity to average assets	8.05	8.28	7.88	7.10	6.69	6.61	6.94	8.64

(1)     Annualized.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2010.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by TCF in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (Principal Executive Officer), the Chief Financial Officer (Principal Financial Officer) and the Controller and Assistant Treasurer (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. TCF’s disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Changes in Internal Control Over Financial Reporting  There were no changes to TCF’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

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

Management completed an assessment of TCF’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that TCF’s internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, TCF’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

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

/s/ William A. Cooper

William A. Cooper

Chairman and Chief Executive Officer

/s/ Thomas F. Jasper

Thomas F. Jasper

Executive Vice President and Chief Financial Officer

/s/ David M. Stautz

David M. Stautz

Senior Vice President, Controller and Assistant Treasurer

February 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
 TCF Financial Corporation:

We have audited TCF Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on TCF Financial Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota

February 15, 2011

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on April 27, 2011 (the “2011 Proxy Statement”): and incorporated herein by reference: Election of Directors: Background of the Nominees; Section 16(a) Beneficial Ownership Reporting Compliance and Background of Executive Officers Who are Not Directors.

Information regarding procedures for nominations of Directors is set forth in the section entitled Election of Directors: Corporate Governance – Director Nominations and Additional Information in TCF’s 2011 Proxy Statement and is incorporated herein by reference.

Audit Committee and Financial Expert

Information regarding TCF’s separately standing Audit Committee, its members and financial experts is set forth in the section of TCF’s 2011 Proxy Statement entitled Election of Directors: Background of the Nominees and Election of Directors: Board Committees, Committee Memberships, and Meetings in 2010 and is incorporated herein by reference.

TCF’s Board of Directors is required to determine whether it has at least one Audit Committee financial expert and that the expert is independent. An Audit Committee financial expert is a committee member who has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of these principles in connection with the accounting for estimates, accruals and reserves. Additionally, this individual should have experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by TCF’s Financial Statements, or experience actively supervising one or more persons engaged in such activities. The member should also have an understanding of internal control over financial reporting as well as an understanding of audit committee functions.

The Board has determined that Gerald A. Schwalbach, the Audit Committee Chairman, George G. Johnson and Vance K. Opperman meet the requirements of audit committee financial experts. The Board has also determined that Mr. Schwalbach, Mr. Johnson and Mr. Opperman are independent. Additional information regarding Mr. Schwalbach, Mr. Johnson and Mr. Opperman, and other directors is set forth in the section Election of Directors: Background of the Nominees in TCF’s 2011 Proxy Statement and is incorporated herein by reference.

Code of Ethics for Senior Financial Management

TCF has adopted a Code of Ethics applicable to the Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and Principal Accounting Officer (“PAO”) (the “Senior Financial Management Code of Ethics”) as well as a code of ethics generally applicable to all officers (including the PEO, PFO and PAO), directors and employees of TCF (the “Code of Ethics”). The Code of Ethics and Senior Financial Management Code of Ethics are both available for review at TCF’s website www.tcfbank.com by clicking on “Investor Relations” and then “Corporate Governance.” Any changes to the Code of Ethics or Senior Financial Management Code of Ethics will be posted on this site, and any waivers granted to or violations by the PEO, PFO and PAO of the Code of Ethics or Senior Financial Management Code of Ethics will also be posted on this site.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the following sections of TCF’s 2011 Proxy Statement, and is incorporated herein by reference: Election of Directors: Compensation of Directors; Compensation Discussion and Analysis; Compensation Committee Report; Summary Compensation Table; Grants of Plan-Based Awards in 2010; Outstanding Equity Awards at December 31, 2010; Option Exercises and Stock Vested in 2010; Pension Benefits in 2010; Nonqualified Deferred Compensation in 2010 and Potential Payments Upon Termination or Change in Control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF’s common stock by TCF’s directors, executive officers, and certain other shareholders and shares authorized under plans is set forth in the sections entitled Election of Directors: TCF Stock Ownership of Directors, Officers and 5% Owners and Equity Compensation Plans Approved by Stockholders of TCF’s 2011 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between TCF and management is set in the section entitled Election of Directors: Director Independence and Related Party Transactions of TCF’s 2011 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures relating to audit and non-audit services provided by the Company’s independent registered public accounting firm is set forth in the section entitled Independent Registered Public Accountants in TCF’s 2011 Proxy Statement, and is incorporated herein by reference.

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

3.  Exhibits

See Index to Exhibits on page 103 of this report.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF Financial Corporation
Registrant

	By	/s/ William A. Cooper
William A. Cooper
Chairman and Chief Executive Officer
Dated: February 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William A. Cooper	Chairman of the Board and Chief Executive Officer	February 15, 2011
William A. Cooper	(Principal Executive Officer)

/s/ Thomas F. Jasper	Executive Vice President and Chief Financial Officer	February 15, 2011
Thomas F. Jasper	(Principal Financial Officer)

/s/ David M. Stautz	Senior Vice President, Controller	February 15, 2011
David M. Stautz	and Assistant Treasurer (Principal Accounting Officer)

/s/ Raymond L. Barton	Director	February 15, 2011
Raymond L. Barton

/s/ Peter Bell	Director	February 15, 2011
Peter Bell

/s/ William F. Bieber	Director	February 15, 2011
William F. Bieber

/s/ Theodore J. Bigos	Director	February 15, 2011
Theodore J. Bigos

/s/ Thomas A. Cusick	Director	February 15, 2011
Thomas A. Cusick

/s/ Luella G. Goldberg	Director	February 15, 2011
Luella G. Goldberg

/s/ Karen L. Grandstrand	Director	February 15, 2011
Karen L. Grandstrand

/s/ George G. Johnson	Director	February 15, 2011
George G. Johnson

/s/ Vance K. Opperman	Director	February 15, 2011
Vance K. Opperman

/s/ Gregory J. Pulles	Director and Vice Chairman	February 15, 2011
Gregory J. Pulles

/s/ Gerald A. Schwalbach	Director	February 15, 2011
Gerald A. Schwalbach

/s/ Ralph Strangis	Director	February 15, 2011
Ralph Strangis

/s/ Barry N. Winslow	Director, Vice Chairman and Chief Risk Officer	February 15, 2011
Barry N. Winslow

/s/ Richard A. Zona	Director	February 15, 2011
Richard A. Zona

Index to Exhibits

Exhibit No.	Description

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

10(b)-8*

Form of the 2008 Nonqualified Stock Option Agreement as executed by certain executives effective January 21, 2008 [incorporated by reference to Exhibit 10(b)-10 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

Exhibit
No.	Description

10(b)-9*

Nonqualified Stock Option Agreement as executed by Mr. Cooper, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-11 to TCF Financial Corporation’s Current Report on Form 8-K filed August 6, 2008]

10(b)-10*

Amended and Restated Restricted Stock Agreement as executed by Mr. Cooper, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-13 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)-11*

Form of Amended and Restated Restricted Stock Agreement as executed by certain executives, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-14 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)-12*

Form of Year 2009 Executive Stock Award as executed by certain executives, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-15 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)-13*

Form of Letter Agreement entered into by certain executive officers effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-15 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(b)-14*

Form of Agreement Termination Award Agreement entered into by certain executive officers effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-16 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(b)-15*

Form of 2010 Restricted Stock Award Agreement entered into by certain executive officers effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-17 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(c)

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

Amended on Restated agreement between Mr. William A. Cooper and TCF Financial Corporation effective as of July 31, 2009 [incorporated by reference to Exhibit 10(e)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed August 4, 2009]

Exhibit
No.	Description

10(j)

TCF Financial Corporation Supplemental Employee Retirement Plan – Employees Stock Purchase Plan (“ESPP”) as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(j)-1

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

10(n)	Directors Stock Grant Program [incorporated by reference to Exhibit 10(n) of TCF Financial Corporation’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010]

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

TCF Financial Corporation TCF Directors 2005 Deferred Compensation Plan, adopted effective as of January 6, 2005, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]; and as amended by Amendment of Directors 2005 Deferred Compensation Plan effective July 19, 2010 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010]

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

TCF Director Retirement Plan effective as of October 24, 1995 [incorporated by reference to Exhibit 10(y) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995]; and as amended by Amendment of Director Retirement Plan effective July 19, 2010 [incorporated by reference to Exhibit 10(t) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010]

12(a)#	Computation of Ratios of Earnings to Fixed Charges for periods ended December 31, 2010, 2009, 2008, 2007 and 2006

12(b)#	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for periods ended December 31, 2010, 2009, 2008, 2007 and 2006

21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2010)

23#	Consent of KPMG LLP dated February 15, 2011

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

101#

Financial Statements of the Company for the period ended December 31, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text

* Executive Contract

# Filed herein