Form 10-Q
period 2011-03-31
TCF FINANCIAL CORP
filed 2011-04-27
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2011

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

Yes ☐                                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 20, 2011
Common Stock, $.01 par value	159,033,249 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	March 31,	December 31,
(Dollars in thousands, except per-share data)	2011	2010
	(Unaudited)
Assets

Cash and due from banks	$702,811	$663,901
Investments	166,381	179,768
Securities available for sale	2,172,017	1,931,174
Loans and leases:
Consumer real estate and other	7,097,175	7,195,269
Commercial	3,608,356	3,646,203
Leasing and equipment finance	3,079,966	3,154,478
Inventory finance	1,011,044	792,354
Total loans and leases	14,796,541	14,788,304
Allowance for loan and lease losses	(255,308)	(265,819)
Net loans and leases	14,541,233	14,522,485
Premises and equipment, net	443,057	443,768
Goodwill	152,599	152,599
Other assets	534,051	571,330
Total assets	$18,712,149	$18,465,025

Liabilities and Equity

Deposits:
Checking	$4,651,762	$4,530,064
Savings	5,582,980	5,390,802
Money market	695,884	635,922
Certificates of deposit	1,113,058	1,028,327
Total deposits	12,043,684	11,585,115
Short-term borrowings	12,898	126,790
Long-term borrowings	4,533,176	4,858,821
Total borrowings	4,546,074	4,985,611
Accrued expenses and other liabilities	397,907	414,136
Total liabilities	16,987,665	16,984,862
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 280,000,000 shares authorized; 159,086,990 and 142,965,012 shares issued	1,591	1,430
Additional paid-in capital	695,856	459,884
Retained earnings, subject to certain restrictions	1,087,576	1,064,978
Accumulated other comprehensive loss	(44,172)	(31,514)
Treasury stock at cost, 45,504 and 51,160 shares, and other	(32,907)	(23,115)
Total TCF Financial Corporation stockholders’ equity	1,707,944	1,471,663
Non-controlling interest in subsidiaries	16,540	8,500
Total equity	1,724,484	1,480,163
Total liabilities and equity	$18,712,149	$18,465,025

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per-share data)	2011	2010

Interest income:
Loans and leases	$214,673	$221,264
Securities available for sale	19,429	21,407
Investments and other	1,801	1,141
Total interest income	235,903	243,812
Interest expense:
Deposits	12,004	17,604
Borrowings	49,859	51,546
Total interest expense	61,863	69,150
Net interest income	174,040	174,662
Provision for credit losses	45,274	50,491
Net interest income after provision for credit losses	128,766	124,171
Non-interest income:
Fees and service charges	53,513	66,172
Card revenue	26,584	27,072
ATM revenue	6,705	7,022
Subtotal	86,802	100,266
Leasing and equipment finance	26,750	20,352
Other	694	2,455
Fees and other revenue	114,246	123,073
Losses on securities, net	—	(430)
Total non-interest income	114,246	122,643
Non-interest expense:
Compensation and employee benefits	90,273	88,225
Occupancy and equipment	32,159	32,181
FDIC insurance	7,195	5,481
Deposit account premiums	3,198	6,798
Advertising and marketing	3,160	2,820
Other	34,566	34,410
Subtotal	170,551	169,915
Foreclosed real estate and repossessed assets, net	12,868	9,260
Operating lease depreciation	7,928	10,040
Other credit costs, net	2,548	2,587
Total non-interest expense	193,895	191,802
Income before income tax expense	49,117	55,012
Income tax expense	18,442	20,790
Income after income tax expense	30,675	34,222
Income attributable to non-controlling interest	989	301
Net income available to common stockholders	$29,686	$33,921

Net income per common share:
Basic	$.20	$.26
Diluted	$.20	$.26

Dividends declared per common share	$.05	$.05

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
(Dollars in thousands)	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interests	Total Equity
Balance, December 31, 2009	130,339,500	$1,303	$297,429	$946,002	$(18,545)	$(50,827)	$1,175,362	$4,393	$1,179,755
Comprehensive income:
Income after income tax expense	—	—	—	33,921	—	—	33,921	301	34,222
Other comprehensive income	—	—	—	—	6,709	—	6,709	—	6,709
Comprehensive income	—	—	—	33,921	6,709	—	40,630	301	40,931
Public offering of common stock	12,322,250	124	164,443	—	—	—	164,567	—	164,567
Investment by non-controlling interest	—	—	—	—	—	—	—	7,103	7,103
Dividends on common stock	—	—	—	(6,418)	—	—	(6,418)	—	(6,418)
Grants of restricted stock, 105,583 shares	—	—	(2,734)	—	—	2,734	—	—	—
Treasury shares sold to TCF employee benefit plans, 408,487 shares	—	—	(4,640)	—	—	10,578	5,938	—	5,938
Cancellation of shares of restricted stock	(3,750)	—	(60)	8	—	—	(52)		(52)
Cancellation of common shares for tax withholding	(97,819)	(1)	(1,331)	—	—	—	(1,332)	—	(1,332)
Amortization of stock compensation	—	—	2,291	—	—	—	2,291	—	2,291
Stock compensation tax benefits	—	—	834	—	—	—	834	—	834
Change in shares held in trust for deferred compensation plans, at cost	—	—	(624)	—	—	624	—	—	—
Balance, March 31, 2010	142,560,181	$1,426	$455,608	$973,513	$(11,836)	$(36,891)	$1,381,820	$11,797	$1,393,617

Balance, December 31, 2010	142,965,012	$1,430	$459,884	$1,064,978	$(31,514)	$(23,115)	$1,471,663	$8,500	$1,480,163
Comprehensive income (loss):
Income after income tax expense	—	—	—	29,686	—	—	29,686	989	30,675
Other comprehensive loss	—	—	—	—	(12,658)	—	(12,658)	—	(12,658)
Comprehensive income (loss)	—	—	—	29,686	(12,658)	—	17,028	989	18,017
Public offering of common stock	15,081,968	151	219,515	—	—	—	219,666	—	219,666
Investment by non-controlling interest	—	—	—	—	—	—	—	7,051	7,051
Dividends on common stock	—	—	—	(7,100)	—	—	(7,100)	—	(7,100)
Grants of restricted stock, 820,656 shares	815,000	8	(154)	—	—	146	—	—	—
Common shares purchased by TCF employee benefit plans	387,675	4	6,084	—	—	—	6,088	—	6,088
Cancellation of shares of restricted stock	(20,900)	—	(144)	12	—	—	(132)		(132)
Cancellation of common shares for tax withholding	(141,765)	(2)	(2,115)	—	—	—	(2,117)	—	(2,117)
Amortization of stock compensation	—	—	2,391	—	—	—	2,391	—	2,391
Stock compensation tax benefits	—	—	457	—	—	—	457	—	457
Change in shares held in trust for deferred compensation plans, at cost	—	—	9,938	—	—	(9,938)	—	—	—
Balance, March 31, 2011	159,086,990	$1,591	$695,856	$1,087,576	$(44,172)	$(32,907)	$1,707,944	$16,540	$1,724,484

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$29,686	$33,921
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	45,274	50,491
Depreciation and amortization	19,899	22,156
Net increase in other assets and accrued expenses and other liabilities	15,873	18,927
Other, net	(995)	2,984
Total adjustments	80,051	94,558
Net cash provided by operating activities	109,737	128,479

Cash flows from investing activities:
Net increase (decrease) in loans and leases	29,546	(63,002)
Purchases of equipment for lease financing	(190,593)	(165,222)
Proceeds from sales of loans and leases	35,642	—
Purchases of securities available for sale	(346,953)	(50,523)
Proceeds from maturities of and principal collected on securities available for sale	85,100	69,841
Purchases of Federal Home Loan Bank stock	(3,335)	(2,224)
Redemption of Federal Home Loan Bank stock	16,688	11,130
Proceeds from sales of real estate owned	27,707	28,171
Purchases of premises and equipment	(8,842)	(6,910)
Other, net	12,472	9,918
Net cash used by investing activities	(342,568)	(168,821)

Cash flows from financing activities:
Net increase in deposits	458,569	314,054
Net decrease in short-term borrowings	(113,890)	(227,014)
Proceeds from long-term borrowings	405	20,703
Payments on long-term borrowings	(302,546)	(9,277)
Net proceeds from public offering of common stock	219,666	164,567
Net investment by non-controlling interest	7,051	7,103
Dividends paid on common stock	(7,100)	(6,418)
Stock compensation tax benefits	457	834
Common shares sold to TCF employee benefit plans	6,088	—
Treasury shares sold to TCF employee benefit plans	—	5,938
Other, net	3,041	3,745
Net cash provided by financing activities	271,741	274,235
Net increase in cash and due from banks	38,910	233,893
Cash and due from banks at beginning of period	663,901	299,127
Cash and due from banks at end of period	$702,811	$533,020

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$61,013	$67,322
Income taxes	$4,915	$148
Transfer of loans and leases to other assets	$48,918	$39,426

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010 and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)                      Investments

The carrying values of investments consist of the following.

(In thousands)	At March 31, 2011	At December 31, 2010
Federal Home Loan Bank stock, at cost:
Des Moines	$123,546	$136,899
Chicago	4,617	4,617
Subtotal	128,163	141,516
Federal Reserve Bank stock, at cost	30,694	30,684
Other	7,524	7,568
Total investments	$166,381	$179,768

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

No impairment charges were recorded on investments during the first quarter of 2011. During the first quarter of 2010, TCF recorded an impairment charge of $104 thousand on other investments, which had a carrying value of $7.9 million at March 31, 2010.

(3)                      Securities Available for Sale

Securities available for sale consist of the following.

	At March 31, 2011				At December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,076,051	$11,099	$57,656	$2,029,494	$1,929,098	$16,579	$42,141	$1,903,536
Other	199	—	—	199	222	—	—	222
U.S. Treasury Bills	139,982	2	—	139,984	24,999	1	—	25,000
Other securities	2,610	—	270	2,340	2,610	—	194	2,416
Total	$2,218,842	$11,101	$57,926	$2,172,017	$1,956,929	$16,580	$42,335	$1,931,174
Weighted-average yield	3.70%				3.87%

TCF recorded no impairment charge on other securities during the first quarter of 2011. TCF recorded an impairment charge of $326 thousand on other securities during the first quarter of 2010, as full recovery was not expected.  The other securities had fair values of $2.3 million and $4.6 million at March 31, 2011 and 2010, respectively.

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

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2011:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,368,109	$57,656	$—	$—	$1,368,109	$57,656
Other securities	2,140	270	—	—	2,140	270
Total	$1,370,249	$57,926	$—	$—	$1,370,249	$57,926

At December 31, 2010
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$988,753	$42,141	$—	$—	$988,753	$42,141
Other securities	2,216	194	—	—	2,216	194
Total	$990,969	$42,335	$—	$—	$990,969	$42,335

The amortized cost and fair value of securities available for sale at March 31, 2011, by contractual maturity, are shown below.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$140,082	$140,084
Due in 1-5 years	194	202
Due in 5-10 years	241	247
Due after 10 years	2,075,915	2,029,344
No stated maturity	2,410	2,140
Total	$2,218,842	$2,172,017

(4)                      Loans and Leases

The following table sets forth information about loans and leases.

(Dollars in thousands)	At March 31, 2011	At December 31, 2010	Percentage Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,851,271	$4,893,887	(.9)%
Junior lien	2,210,763	2,262,194	(2.3)
Total consumer real estate	7,062,034	7,156,081	(1.3)
Other	35,141	39,188	(10.3)
Total consumer real estate and other	7,097,175	7,195,269	(1.4)
Commercial:
Commercial real estate:
Permanent	3,114,310	3,125,837	(.4)
Construction and development	185,304	202,379	(8.4)
Total commercial real estate	3,299,614	3,328,216	(.9)
Commercial business	308,742	317,987	(2.9)
Total commercial	3,608,356	3,646,203	(1.0)
Leasing and equipment finance (1):
Equipment finance loans	941,455	939,474.2
Lease financings:
Direct financing leases	2,186,669	2,277,753	(4.0)
Sales-type leases	34,147	29,728	14.9
Lease residuals	105,929	109,555	(3.3)
Unearned income and deferred lease costs	(188,234)	(202,032)	(6.8)
Total lease financings	2,138,511	2,215,004	(3.5)
Total leasing and equipment finance	3,079,966	3,154,478	(2.4)
Inventory finance	1,011,044	792,354	27.6
Total loans and leases	$14,796,541	$14,788,304.1

(1) Operating leases of $65.6 million at March 31, 2011 and $77.4 million at December 31, 2010 are included in other assets in the Consolidated Statements of Financial Condition.

During the three months ended March 31, 2011, TCF sold $26.7 million of minimum lease payments receivables under multiple transactions, received cash of $32.5 million and recognized a net gain of $5.8 million within leasing and equipment finance non-interest income.  The retained residual values related to these sales reported within the Statements of Financial Condition at March 31, 2011 totaled $375 thousand.  TCF’s lease residuals reported within the table above include $1.4 million related to sales of minimum lease payment receivables.

Acquired Loans and Leases Non-accretable discounts of $3.7 million and $4.2 million remained on previously purchased loan and lease portfolios at March 31, 2011 and December 31, 2010, respectively.  In the future, if TCF is unable to collect the expected cash flows or revises its expectations below the current level, an allowance for credit losses will be established on these acquired portfolios.

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

Within the acquired loan and lease portfolios, there are certain loans which had experienced deterioration in credit quality at the time of acquisition.  These loans had outstanding principal balances of $11.7 million and $13.7 million at March 31, 2011 and December 31, 2010, respectively.  The non-accretable discount on loans acquired with deteriorated credit quality was $782 thousand and $769 thousand at March 31, 2011 and December 31, 2010, respectively.  The remaining accretion to be recognized as an adjustment of interest income for these loans was $170 thousand at March 31, 2011, and $207 thousand at December 31, 2010.  Accretion of $37 thousand and $51 thousand was recorded to income during the three months ended March 31, 2011 and March 31, 2010, respectively.

(5)                      Allowance for Loan and Lease Losses and Credit Quality Information

Allowance for Loan and Lease Losses The following tables provide the allowance for loan and lease losses, other credit loss reserves and other information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At or For the Three Months Ended March 31, 2011
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Allowance for loan and lease losses:
Balance, at beginning of quarter	$174,503	$62,478	$26,301	$2,537	$265,819
Charge-offs	(39,007)	(17,912)	(3,950)	(236)	(61,105)
Recoveries	3,971	134	1,161	27	5,293
Net charge-offs	(35,036)	(17,778)	(2,789)	(209)	(55,812)
Provision for credit losses	36,106	5,419	2,760	989	45,274
Other	—	—	—	27	27
Balance, at end of quarter	175,573	50,119	26,272	3,344	255,308
Other credit loss reserves
Reserves for unfunded commitments	1,183	1,115	—	—	2,298
Total credit losses reserves	$176,756	$51,234	$26,272	$3,344	$257,606

	At or For the Three Months Ended March 31, 2010
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Allowance for loan and lease losses:
Balance, at beginning of quarter	$167,442	$43,504	$32,063	$1,462	$244,471
Charge-offs	(34,728)	(8,003)	(7,368)	(452)	(50,551)
Recoveries	5,100	167	725	27	6,019
Net charge-offs	(29,628)	(7,836)	(6,643)	(425)	(44,532)
Provision for credit losses	35,674	5,752	7,573	1,492	50,491
Balance, at end of quarter	173,488	41,420	32,993	2,529	250,430
Other credit loss reserves
Reserves for unfunded commitments	1,392	2,378	—	—	3,770
Total credit losses reserves	$174,880	$43,798	$32,993	$2,529	$254,200

	At March 31, 2011
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Allowance for loan and lease losses:
Individually evaluated for loss potential	$917	$23,698	$8,453	$481	$33,549
Collectively evaluated for loss potential	174,656	26,421	17,819	2,863	221,759
Total	$175,573	$50,119	$26,272	$3,344	$255,308
Loans and leases outstanding:
Individually evaluated for loss potential	$6,195	$707,473	$36,393	$5,300	$755,361
Collectively evaluated for loss potential	7,090,980	2,900,883	3,031,881	1,005,744	14,029,488
Loans acquired with deteriorated credit quality	—	—	11,692	—	11,692
Total	$7,097,175	$3,608,356	$3,079,966	$1,011,044	$14,796,541

	At December 31, 2010
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Allowance for loan and lease losses:
Individually evaluated for loss potential	$777	$35,550	$8,823	$440	$45,590
Collectively evaluated for loss potential	173,726	26,928	17,478	2,097	220,229
Total	$174,503	$62,478	$26,301	$2,537	$265,819
Loans and leases outstanding:
Individually evaluated for loss potential	$12,516	$712,737	$38,243	$7,123	$770,619
Collectively evaluated for loss potential	7,182,753	2,933,466	3,102,581	785,231	14,004,031
Loans acquired with deteriorated credit quality	—	—	13,654	—	13,654
Total	$7,195,269	$3,646,203	$3,154,478	$792,354	$14,788,304

Performing and Non-accrual Loans and Leases The following tables set forth information regarding TCF’s performing and non-accrual loans and leases. Performing loans and leases are considered to have a lower risk of loss and are on accruing status. Non-accrual loans and leases are those which management believes have a higher risk of loss than performing loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease.

	At March 31, 2011
(In thousands)	0-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total 60+ Days Delinquent and Accruing	Total Performing	Non-Accrual	Total
Consumer real estate and other:
First mortgage lien	$4,647,382	$27,832	$42,192	$70,024	$4,717,406	$133,865	$4,851,271
Junior lien	2,169,910	8,564	10,964	19,528	2,189,438	21,325	2,210,763
Other	35,020	29	49	78	35,098	43	35,141
Total consumer real estate and other	6,852,312	36,425	53,205	89,630	6,941,942	155,233	7,097,175
Commercial real estate	3,204,731	1,835	—	1,835	3,206,566	93,048	3,299,614
Commercial business	274,016	29	—	29	274,045	34,697	308,742
Total commercial	3,478,747	1,864	—	1,864	3,480,611	127,745	3,608,356
Leasing and equipment finance:
Middle market	1,564,370	3,256	84	3,340	1,567,710	22,518	1,590,228
Small ticket	694,322	2,611	999	3,610	697,932	11,622	709,554
Winthrop	513,328	95	—	95	513,423	374	513,797
Other	159,796	58	—	58	159,854	120	159,974
Total leasing and equipment finance	2,931,816	6,020	1,083	7,103	2,938,919	34,634	2,973,553
Inventory finance	1,009,334	150	123	273	1,009,607	1,437	1,011,044
Subtotal	14,272,209	44,459	54,411	98,870	14,371,079	319,049	14,690,128
Portfolios acquired with deteriorated credit quality	103,876	806	1,731	2,537	106,413	—	106,413
Total	$14,376,085	$45,265	$56,142	$101,407	$14,477,492	$319,049	$14,796,541

	At December 31, 2010
(In thousands)	0-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total 60+ Days Delinquent and Accruing	Total Performing	Non-Accrual	Total
Consumer real estate and other:
First mortgage lien	$4,679,168	$30,910	$42,938	$73,848	$4,753,016	$140,871	$4,893,887
Junior lien	2,214,805	7,398	13,365	20,763	2,235,568	26,626	2,262,194
Other	39,099	30	9	39	39,138	50	39,188
Total consumer real estate and other	6,933,072	38,338	56,312	94,650	7,027,722	167,547	7,195,269
Commercial real estate	3,215,055	8,856	—	8,856	3,223,911	104,305	3,328,216
Commercial business	279,879	165	—	165	280,044	37,943	317,987
Total commercial	3,494,934	9,021	—	9,021	3,503,955	142,248	3,646,203
Leasing and equipment finance:
Middle market	1,606,125	3,221	330	3,551	1,609,676	23,153	1,632,829
Small ticket	695,491	3,172	727	3,899	699,390	11,018	710,408
Winthrop	529,467	462	—	462	529,929	134	530,063
Other	158,431	—	—	—	158,431	102	158,533
Total leasing and equipment finance	2,989,514	6,855	1,057	7,912	2,997,426	34,407	3,031,833
Inventory finance	790,955	189	155	344	791,299	1,055	792,354
Subtotal	14,208,475	54,403	57,524	111,927	14,320,402	345,257	14,665,659
Portfolios acquired with deteriorated credit quality	119,529	1,215	1,901	3,116	122,645	—	122,645
Total	$14,328,004	$55,618	$59,425	$115,043	$14,443,047	$345,257	$14,788,304

The following table provides interest income recognized on loans and leases on non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	For the Three Months Ended
	March 31,
(In thousands)	2011	2010
Contractual interest due on non-accrual loans and leases	$9,661	$8,607
Interest income recognized on loans and leases in non-accrual status	2,195	1,333
Net reduction in interest income	$7,466	$7,274

Consumer real estate loans to customers in bankruptcy totaled $126.9 million at March 31, 2011 and $109.2 million at December 31, 2010. Of these amounts, $23.6 million and $23.3 million were in non-accrual status at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, approximately 76.1% and 75.6%, respectively, of TCF consumer real estate loan customers in bankruptcy were less than 60 days past due on their payments. For the three months ended March 31, 2011 and 2010, interest income would have been reduced by approximately $89 thousand and $99 thousand, respectively, had the accrual of interest income been discontinued upon notification of bankruptcy.

Loan Modifications for Borrowers with Financial Difficulties Included within the loans and leases above are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”). TDR concessions granted generally do not include forgiveness of principal balances. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to or greater than the rate that TCF was willing to accept at the time of modification for a new loan with comparable risk and the loans are no longer considered impaired based on the terms of the restructuring agreements. All loans classified as TDRs are considered to be impaired. TCF held consumer real estate loan TDRs of $376.7 million and $367.9 million at March 31, 2011 and December 31, 2010, respectively, of which $342 million and $337.4 million were accruing at March 31, 2011 and December 31, 2010, respectively. TCF also held $56.1 million and $66.3 million of commercial real estate loan TDRs at March 31, 2011 and December 31, 2010, respectively, of which $17.5 million and $48.8 million were accruing at March 31, 2011 and December 31, 2010, respectively. There were no additional funds committed to borrowers in TDR status at March 31, 2011. The amount of additional funds committed to borrowers in TDR status was $2.2 million at December 31, 2010.

TDRs are evaluated separately in TCF’s allowance methodology based on the expected cash flows for loans in this status. Reserves for losses on accruing consumer real estate loan TDRs were $40.4 million, or 11.8% of the outstanding balance at March 31, 2011, and $36.8 million, or 10.9% of the outstanding balance at December 31, 2010. TCF utilized a 20% re-default rate on consumer real estate loan TDRs in determining impairment, which is consistent with actual experience. Reserves for losses on accruing commercial real estate loan TDRs were $350 thousand, or 2% of the outstanding balance, at March 31, 2011 and $695 thousand, or 1.4% of the outstanding balance, at December 31, 2010.

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

	For the Three Months Ended
	March 31,
(In thousands)	2011	2010
Contractual interest due on TDRs	$6,225	$4,717
Interest income recognized on TDRs	3,413	2,415
Net reduction in interest income	$2,812	$2,302

Impaired Loans TCF considers impaired loans to include non-accrual commercial loans, equipment finance loans and inventory finance loans along with consumer real estate and commercial TDRs. Non-accrual impaired loans are included in the previous tables within the amounts disclosed as non-accrual and the accruing consumer real estate and commercial TDRs have been previously disclosed as performing within the tables of performing and non-accrual loans and leases. The loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition whereas the unpaid contractual balance represents the balances legally owed by the borrowers, excluding write-downs.

The following impaired loans were included in previous amounts disclosed within Performing and Non-accrual Loans and Leases and Loan Modifications for Borrowers with Financial Difficulties.

	At March 31, 2011
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$319,299	$318,489	$38,930
Junior lien	21,011	20,984	2,875
Total consumer real estate	340,310	339,473	41,805
Commercial real estate	164,425	110,521	10,860
Commercial business	41,083	34,697	5,655
Total commercial	205,508	145,218	16,515
Leasing and equipment finance:
Middle market	13,435	13,435	2,783
Small ticket	1,107	1,107	252
Other	120	120	13
Total leasing and equipment finance	14,662	14,662	3,048
Inventory finance	1,437	1,437	102
Total impaired loans with an allowance recorded	561,917	500,790	61,470
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	46,252	35,418	—
Junior lien	3,109	1,782	—
Total consumer real estate	49,361	37,200	—
Total impaired loans	$611,278	$537,990	$61,470

	At December 31, 2010
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$315,289	$314,852	$35,340
Junior lien	21,679	21,717	3,006
Total consumer real estate	336,968	336,569	38,346
Commercial real estate	192,426	153,143	20,214
Commercial business	41,168	37,943	8,558
Total commercial	233,594	191,086	28,772
Leasing and equipment finance:
Middle market	13,181	13,181	2,745
Small ticket	524	524	155
Other	102	102	2
Total leasing and equipment finance	13,807	13,807	2,902
Inventory finance	1,055	1,055	185
Total impaired loans with an allowance recorded	585,424	542,517	70,205
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	37,822	29,688	—
Junior lien	2,972	1,655	—
Total consumer real estate	40,794	31,343	—
Total impaired loans	$626,218	$573,860	$70,205

The decrease in impaired loans from December 31, 2010, was primarily due to a decrease of $31.4 million in accruing commercial real estate TDRs, partially offset by a $4.6 million increase in accruing consumer real estate loan TDRs. Included in impaired loans were $328.1 million and $326.1 million of accruing consumer real estate loan TDRs less than 90 days past due as of March 31, 2011 and December 31, 2010, respectively.

The average balance of impaired loans and interest income recognized on impaired loans during the three months ended March 31, 2011 are included within the table below.

	At March 31, 2011
	Average	Interest Income
(Dollars in thousands)	Balance	Recognized
Impaired loans with an allowance recorded:
Consumer real estate and other:
First mortgage lien	$316,671	$2,835
Junior lien	21,351	194
Total consumer real estate	338,022	3,029
Commercial real estate	112,953	238
Commercial business	33,976	1
Total commercial	146,929	239
Leasing and equipment finance:
Middle market	13,308	11
Small ticket	816	1
Other	111	—
Total leasing and equipment finance	14,235	12
Inventory finance	1,246	29
Total impaired loans with an allowance recorded	500,432	3,309
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	32,553	199
Junior lien	1,719	19
Total consumer real estate	34,272	218
Total impaired loans	$534,704	$3,527

(6)                      Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At March 31, 2011		At December 31, 2010
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2011	$100,000	4.24%	$300,000	4.64%
	2013	400,000.97		400,000.97
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Subtotal		4,050,000	4.03	4,250,000	4.07
Subordinated bank notes	2014	71,020	1.97	71,020	1.96
	2015	50,000	1.90	50,000	1.89
	2016	74,607	5.63	74,589	5.63
Subtotal		195,627	3.34	195,609	3.34
Junior subordinated notes (trust preferred)	2068	111,671	15.35	111,061	12.28
Senior unsecured term note	2012	—	—	89,787	3.83
Discounted lease rentals	2011	54,965	5.31	84,101	5.30
	2012	57,806	5.31	61,829	5.31
	2013	35,879	5.28	39,155	5.28
	2014	16,259	5.11	16,463	5.12
	2015	5,311	5.02	5,211	5.02
	2016	3,871	4.98	3,818	4.98
	2017	1,787	4.98	1,787	4.98
Subtotal		175,878	5.27	212,364	5.27
Total long-term borrowings		$4,533,176	4.32	$4,858,821	4.27

Included in FHLB advances and repurchase agreements at March 31, 2011 are $300 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity. In addition, TCF has $100 million of FHLB advances and $200 million of repurchase agreements which contain one-time call provisions in 2011.

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

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at March 31, 2011 were as follows.

(Dollars in thousands) Year	Next Call	Weighted-Average Rate	Stated Maturity	Weighted-Average Rate

2011	$600,000	3.78%	$—	—%
2015	—	—	200,000	3.88
2017	—	—	100,000	4.37
2018	—	—	300,000	3.51
Total	$600,000	3.78	$600,000	3.78

During the first quarter of 2011, TCF repaid its $90 million senior unsecured variable-rate term note. TCF was not in default with respect to any of its covenants under the variable-rate term note agreement prior to or at the time of repayment.

(7)                      Equity

Treasury stock and other consists of the following:

	At	At
	March 31,	December 31,
(In thousands)	2011	2010
Treasury stock, at cost	$(1,178)	$(1,325)
Shares held in trust for deferred compensation plans, at cost	(31,729)	(21,790)
Total	$(32,907)	$(23,115)

In March of 2011, TCF completed a public offering of common stock which raised net proceeds of $219.7 million through the issuance of 15,081,968 common shares.  In February of 2010, TCF completed a public offering of common stock which raised net proceeds of $164.6 million through the issuance of 12,322,250 common shares. At March 31, 2011, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors.

At March 31, 2011, TCF had outstanding 3,199,988 warrants to purchase common stock with a strike price of $16.93 per share. Upon completion of the U.S. Treasury’s secondary public offering of the warrants issued under the Capital Purchase Program (“CPP”) in December of 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol “TCBWS”. As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

TCF has a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® brands with reliable, cost-effective sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron. As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements. Toro’s interest is reported as a non-controlling interest within equity and qualifies as tier 1 regulatory capital.

TCF continues to be well-capitalized based on the capital requirements determined by the Federal Reserve Board and the Office of the Comptroller of the Currency (“OCC”). The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements. Increases since December 31, 2010 in TCF’s tier 1 and total risk-based capital are primarily the result of the public offering of common stock in March of 2011 and increased retained earnings.

			Minimum		Well-Capitalized
	Actual		Capital Requirement(1)		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Tier 1 leverage capital
TCF	$1,732,554	9.42%	$552,037	3.00%	N.A.	N.A.
TCF National Bank	1,576,809	8.58	551,068	3.00	$918,447	5.00%
Tier 1 risk-based capital
TCF	1,732,554	12.41	558,470	4.00	837,705	6.00
TCF National Bank	1,576,809	11.30	558,046	4.00	837,069	6.00
Total risk-based capital
TCF	2,040,714	14.62	1,116,940	8.00	1,396,175	10.00
TCF National Bank	1,884,838	13.51	1,116,092	8.00	1,395,115	10.00
As of December 31, 2010:
Tier 1 leverage capital
TCF	$1,475,525	8.00%	$553,448	3.00%	N.A.	N.A.
TCF National Bank	1,519,201	8.24	553,146	3.00	$921,909	5.00%
Tier 1 risk-based capital
TCF	1,475,525	10.59	557,164	4.00	835,746	6.00
TCF National Bank	1,519,201	10.91	556,756	4.00	835,133	6.00
Total risk-based capital
TCF	1,808,412	12.98	1,114,328	8.00	1,392,910	10.00
TCF National Bank	1,851,962	13.31	1,113,511	8.00	1,391,889	10.00

N.A. Not Applicable.

(1) The minimum and well capitalized requirements are determined by the Federal Reserve for TCF and by the OCC for TCF National Bank pursuant to the FDIC Improvement ACT of 1991. At March 31, 2011, TCF and TCF National Bank exceeded their regulatory capital requirements and are considered “well-capitalized”.

(8)                      Foreign Exchange Contracts

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

The following table summarizes the forward foreign exchange contracts as of March 31, 2011 and December 31, 2010.  See Note 9 of Notes to Consolidated Financial Statements for additional information regarding the fair value measurement of forward foreign exchange contracts.

		At March 31, 2011
			Receivables			Payables
(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$160,534	$14	$3	$17	$129	$812	$941
Netting adjustments (1)		(14)	(3)	(17)	(14)	(3)	(17)
Carrying value of contracts		$—	$—	$—	$115	$809	$924

		At December 31, 2010
		Receivables			Payables
(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$185,540	$12	$3	$15	$198	$1,659	$1,857
Netting adjustments (1)		(12)	(3)	(15)	(12)	(3)	(15)
Carrying value of contracts		$—	$—	$—	$186	$1,656	$1,842

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

Upon origination of a forward foreign exchange contract, the contract is designated either as a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability (“cash flow hedge”); or a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates (“net investment hedge”). To the extent that a hedge is effective, changes in fair value are recorded within accumulated other comprehensive income (loss), with any ineffectiveness recorded in non-interest expense. Amounts recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense upon completion of the related transaction. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. Changes in the values of forward foreign exchange contracts that are not designated as hedges are reflected in non-interest expense.

Cash Flow Hedges Foreign exchange contracts, which include forward contracts, are used to manage the foreign exchange risk associated with TCF’s minimum lease payment stream. These foreign exchange contracts are hedges of the forecasted cash flows from the underlying lease agreement expected through June 30, 2011. At March 31, 2011 and December 31, 2010, the Company had $83 thousand and $2 thousand, respectively, of unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss). The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $83 thousand.

Net Investment Hedges Foreign exchange contracts, which include forward contracts and currency options, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned Canadian subsidiary, along with certain assets, liabilities and forecasted transactions of that subsidiary. The net amount of related gains or losses included in the cumulative translation adjustment within other comprehensive income (loss) for the three months ended March 31, 2011 was a loss of $426 thousand.

The following table summarizes the pre-tax impact of foreign exchange activity on other non-interest expense within the Consolidated Statements of Income and Consolidated Statements of Financial Condition, by accounting designation.

(In thousands)	For the Three Months Ended March 31, 2011
Consolidated Statements of Income:
Foreign exchange gains	$4,475
Forward foreign exchange contract losses:
Net investment hedge	$—
Cash flow hedge	(3)
Not designated as hedges	(4,284)
Total forward foreign exchange contract losses	(4,287)
Net gain	$188
Consolidated Statements of Financial Condition:
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	$414
Net investment hedge	(426)
Cash flow hedge	(81)
Total	$(93)

TCF executes all of its foreign exchange contracts in the over-the-counter market with large, international financial institutions.  These contracts also include credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements that enhance the creditworthiness of these instruments as compared with other obligations of the respective counterparty with whom TCF has transacted.  These contingent features may be for the benefit of TCF, as well as its counterparties with respect to changes in TCF’s creditworthiness.  At December 31, 2010, TCF had posted $854 thousand of U.S. Treasury securities as collateral in the normal course of business under such agreements. No such collateral was posted at March 31, 2011. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions.

In connection with certain over-the-counter forward foreign exchange contracts, TCF could be required to provide additional collateral or to terminate transactions with certain counterparties in the event that, among other things, TCF National Bank’s long-term debt is rated less than BB- by Standard and Poor’s ratings group.  At March 31, 2011, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $97.9 million and a liability with a fair value of $521 thousand. If these credit risk-related contingent features were triggered, approximately $2 million of additional collateral could be required or the contract could be terminated.

(9)                      Fair Value Measurement

Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”.  The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at March 31, 2011.

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

Other securities, for which there is little or no market activity, are categorized as Level 3 assets.  Other securities classified as Level 3 assets include equity investments in other thinly traded financial institutions and foreign debt securities. The fair value of these assets is determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information, which is adjusted for security specific information, such as financial statement strength, earnings history, disclosed fair value measurements, recorded impairments and key financial ratios, to determine fair value. Other securities, for which there are active markets and routine trading volume, are categorized as Level 1 assets.

Assets Held in Trust for Deferred Compensation Assets held in trust for deferred compensation plans included investments in publicly traded stocks, excluding TCF common stock reported in treasury and other equity, and mutual funds. The fair value of these assets is based upon prices obtained from independent asset pricing services based on active markets.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
At March 31, 2011:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$2,029,494	$—	$2,029,494
Other	—	—	199	199
U.S. Treasury bills	139,984	—	—	139,984
Other securities	372	—	1,968	2,340
Forward foreign currency contracts	—	17	—	17
Assets held in trust for deferred compensation plans (4)	10,040	—	—	10,040
Total assets	$150,396	$2,029,511	$2,167	$2,182,074
Forward foreign currency contracts	$—	$941	$—	$941
Total liabilities	$—	$941	$—	$941

At December 31, 2010:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$—	$1,903,536	$—	$1,903,536
Other	—	—	222	222
U.S. Treasury bills	25,000	—	—	25,000
Other securities	—	—	2,416	2,416
Forward foreign currency contracts	—	15	—	15
Assets held in trust for deferred compensation plans (4)	9,178	—	—	9,178
Total assets	$34,178	$1,903,551	$2,638	$1,940,367
Forward foreign currency contracts	$—	$1,857	$—	$1,857
Total liabilities	$—	$1,857	$—	$1,857

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

The change in the financial assets carried at fair value using Company Determined Market Prices, from $2.6 million at December 31, 2010 to $2.2 million at March 31, 2011, was the result of decreases in fair values of $76 thousand recorded through other comprehensive income and reductions due to principal pay-downs of $23 thousand. Transfers between securities measured at fair value using Readily Available Market Prices and securities measured using Company Determined Market Prices were not material.

The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of such collateral.

Real estate owned and repossessed and returned equipment  The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned equipment is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment.  Real estate owned and repossessed and returned equipment were written down $7 million, which is included in foreclosed real estate and repossessed assets, net expense, during the three months ended March 31, 2011.

The table below presents the balances of assets at March 31, 2011 and December 31, 2010 which were measured at fair value on a non-recurring basis.

(In thousands)	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
At March 31, 2011:
Loans (4)	$—	$—	$36,966	$36,966
Real estate owned (5)	—	—	119,969	119,969
Repossessed and returned equipment (5)	—	5,395	336	5,731
Investments (6)	—	—	4,463	4,463
Total	$—	$5,395	$161,734	$167,129
At December 31, 2010:
Loans (4)	$—	$—	$42,683	$42,683
Real estate owned (5)	—	—	127,295	127,295
Repossessed and returned equipment (5)	—	5,731	1,180	6,911
Investments (6)	—	—	4,296	4,296
Total	$—	$5,731	$175,454	$181,185

(1) Considered Level 1 under ASC 820, Fair Value Measurements and Disclosures.

(2) Considered Level 2 under ASC 820, Fair Value Measurements and Disclosures.

(3) Considered Level 3 under ASC 820, Fair Value Measurements and Disclosures and are based on valuation models that use significant assumptions that are not observable in an active market.

(4) Represents the carrying value of loans for which impairment reserves are determined based on the appraisal value of the collateral.

(5) Amounts do not include assets held at cost at March 31, 2011 or December 31, 2010.

(6) Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

(10)                Fair Value of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value.  These fair value estimates were made at March 31, 2011 and December 31, 2010, based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled.  However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

	At March 31,		At December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	$702,811	$702,811	$663,901	$663,901
Investments	166,381	166,381	179,768	179,768
Securities available for sale	2,172,017	2,172,017	1,931,174	1,931,174
Loans:
Consumer real estate and other	7,097,175	6,863,291	7,195,269	6,907,960
Commercial real estate	3,299,614	3,214,210	3,328,216	3,222,201
Commercial business	308,742	294,704	317,987	303,172
Equipment finance loans	941,455	941,482	939,474	942,167
Inventory finance loans	1,011,044	1,010,914	792,354	792,940
Allowance for loan losses (1)	(255,308)	—	(265,819)	—
Total financial instrument assets	$15,443,931	$15,365,810	$15,082,324	$14,943,283
Financial instrument liabilities:
Checking, savings and money market deposits	$10,930,626	$10,930,626	$10,556,788	$10,556,788
Certificates of deposit	1,113,058	1,115,497	1,028,327	1,031,090
Short-term borrowings	12,898	12,898	126,790	126,790
Long-term borrowings	4,533,176	4,876,246	4,858,821	5,280,615
Forward foreign currency contracts	924	924	1,842	1,842
Total financial instrument liabilities	$16,590,682	$16,936,191	$16,572,568	$16,997,125
Financial instruments with off-balance-sheet risk: (2)
Commitments to extend credit (3)	$33,239	$33,239	$33,909	$33,909
Standby letters of credit (4)	(92)	(92)	(92)	(92)
Total financial instruments with off-balance-sheet risk	$33,147	$33,147	$33,817	$33,817

(1) Expected credit losses are included in the estimated fair values.

(2) Positive amounts represent assets, negative amounts represent liabilities.

(3) Carrying amounts are included in other assets.

(4) Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization.  Securities available for sale and assets held in trust for deferred compensation plans are carried at fair value (see Note 9).  Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

Investments The carrying value of investments in FHLB stock and Federal Reserve stock approximates fair value.  The fair value of other investments is estimated based on discounted cash flows using current market rates and consideration of credit exposure.

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

(11)                Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the three months ended March 31, 2011.

	Restricted Stock		Stock Options
		Weighted-Average			Weighted-Average
	Shares	Grant Date Fair Value	Shares	Price Range	Exercise Price
Outstanding at December 31, 2010	1,770,625	$13.94	2,208,619	$12.85 - $15.75	$14.44
Granted	815,000	12.38	—	—	—
Forfeited	(20,900)	14.42	—	—	—
Vested	(402,916)	12.39	—	—	—
Outstanding at March 31, 2011	2,161,809	$13.63	2,208,619	$12.85 - $15.75	$14.44
Exercisable at March 31, 2011	N.A.	N.A.	1,109,640	$—	$14.44

N.A. Not applicable

Unrecognized stock compensation for restricted stock and stock options was $20 million with a weighted-average remaining amortization period of 1.2 years at March 31, 2011.  As of March 31, 2011, the weighted average remaining contractual life of stock options outstanding was 6.81 years.

(12)                Employee Benefit Plans

The following table sets forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three months ended March 31, 2011 and 2010.

	Pension Plan		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2011	2010	2011	2010
Interest cost	$556	$638	$108	$114
Expected return on plan assets	(691)	(1,236)	—	—
Service cost	—	—	—	1
Recognized actuarial loss	479	398	81	78
Settlement expense	369	444	—	—
Amortization of transition obligation	—	—	1	1
Net periodic benefit cost	$713	$244	$190	$194

TCF made no cash contributions to the Pension Plan during either of the three months ended March 31, 2011 or 2010.   During the first quarter of 2011, TCF paid $118 thousand for benefits of the Postretirement Plan, compared with $157 thousand for the same 2010 period.

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

TCF evaluates performance and allocates resources based on each segment’s net income. The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies in the most recent Annual Report on Form 10-K. TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

	Retail	Wholesale	Treasury	Support
(In thousands)	Banking	Banking	Services	Services	Eliminations	Consolidated
For the Three Months Ended March 31, 2011:
Revenues from external customers:
Interest income	$98,018	$113,433	$24,452	$—	$—	$235,903
Non-interest income (loss)	85,844	28,321	4,515	(4,434)	—	114,246
Total	$183,862	$141,754	$28,967	$(4,434)	$—	$350,149
Net interest income (expense)	$108,582	$67,143	$(1,230)	$15	$(470)	$174,040
Provision for credit losses	35,145	9,511	618	—	—	45,274
Non-interest income	85,844	28,321	4,515	34,064	(38,498)	114,246
Non-interest expense	140,675	51,494	6,907	33,317	(38,498)	193,895
Income tax expense (benefit)	7,064	12,929	(1,414)	333	(470)	18,442
Income (loss) after income tax expense	11,542	21,530	(2,826)	429	—	30,675
Income attributable to non-controlling interest	—	989	—	—	—	989
Net income (loss)	$11,542	$20,541	$(2,826)	$429	$—	$29,686
Total assets	$7,466,768	$7,932,904	$6,594,923	$217,506	$(3,499,952)	$18,712,149

For the Three Months Ended March 31, 2010:
Revenues from external customers:
Interest income	$104,038	$112,487	$27,287	$—	$—	$243,812
Non-interest income (loss)	99,434	23,440	27	(258)	—	122,643
Total	$203,472	$135,927	$27,314	$(258)	$—	$366,455
Net interest income (expense)	$107,317	$60,783	$7,094	$(272)	$(260)	$174,662
Provision for credit losses	35,396	14,495	600	—	—	50,491
Non-interest income	99,434	23,440	27	39,192	(39,450)	122,643
Non-interest expense	138,597	48,102	2,046	42,507	(39,450)	191,802
Income tax expense (benefit)	12,368	7,935	1,847	(1,100)	(260)	20,790
Income (loss) after income tax expense	20,390	13,691	2,628	(2,487)	—	34,222
Income attributable to non-controlling interest	—	301	—	—	—	301
Net income (loss)	$20,390	$13,390	$2,628	$(2,487)	$—	$33,921
Total assets	$7,604,289	$7,661,742	$5,934,060	$127,050	$(3,139,827)	$18,187,314

(14)                Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented in the following table.

	Three Months Ended
	March 31,
(Dollars in thousands, except per-share data)	2011	2010
Basic Earnings Per Common Share
Net income available to common stock	$29,686	$33,921
Earnings allocated to participating securities	107	185
Earnings allocated to common stock	$29,579	$33,736
Weighted-average shares outstanding	145,641,113	133,290,863
Restricted stock	(1,246,320)	(947,890)
Weighted-average common shares outstanding for basic earnings per common share	144,394,793	132,342,973
Basic earnings per share	$.20	$.26

Diluted Earnings Per Common Share
Earnings allocated to common stock	$29,579	$33,736
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	144,394,793	132,342,973
Net dilutive effect of:
Non-participating restricted stock	99,413	13,350
Stock options	244,585	62,869
Warrants	—	—
Weighted-average common shares outstanding for diluted earnings per common share	144,738,791	132,419,192
Diluted earnings per share	$.20	$.26

All shares of restricted stock are deducted from weighted-average shares outstanding for the computation of basic earnings per common share. Shares of performance-based restricted stock are included in the calculation of diluted earnings per common share, using the treasury stock method, at the beginning of the quarter in which the performance goals have been achieved.  All other shares of restricted stock, which vest over specified time periods, stock options, and warrants are included in the calculation of diluted earnings per common share, using the treasury stock method.

For the period ended March 31, 2011, 536 thousand shares related to participating and non-participating restricted stock and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because they were anti-dilutive. For the period ended March 31, 2010, 1.9 million shares related to non-participating restricted stock and stock options and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because they were anti-dilutive.

(15)                Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss).  The following table summarizes the components of comprehensive income.

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net income	$29,686	$33,921
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period on securities available for sale	(21,070)	9,251
Recognized pension and postretirement actuarial losses, settlement expense, prior service cost and transition obligation	930	921
Foreign currency translation adjustment	414	320
Net investment hedge	(426)	—
Cash flow hedge	(81)	—
Income tax benefit (expense)	7,575	(3,783)
Total other comprehensive (loss) income	(12,658)	6,709
Comprehensive income	$17,028	$40,630

(16)                Other Expense

Other expense consists of the following.

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Card processing and issuance	$4,463	$4,606
Professional fees	3,683	2,957
Outside processing	3,034	2,805
Telecommunications	2,942	3,072
Postage and courier	2,485	3,415
Deposit account losses	2,071	2,817
Office supplies	1,717	2,283
ATM processing	1,193	1,556
Other costs	12,978	10,899
Total other expense	$34,566	$34,410

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a financial holding company based in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank, is headquartered in South Dakota. TCF had 442 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets) at March 31, 2011.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of all its customers. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. The Company’s growth strategies include the development of new products and services, new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

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

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 60.4% of TCF’s total revenue for the three months ended March 31, 2011.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations.  Increasing fee and service charge revenue has been challenging as a result of the slowing of the economy, changing customer behavior and the impact of the implementation of new regulation.  Providing a wide range of retail banking services is an integral component of TCF’s philosophy and a major strategy for generating additional non-interest income.  Key drivers of non-interest income are the number of deposit accounts and related transaction activity.

TCF’s card revenues are anticipated to be impacted by the Durbin Amendment (the “Amendment”) to the Dodd-Frank Wall Street and Consumer Protection Act of 2010 (The “Act” or “Dodd-Frank Act”), which directs the Board of Governors of the Federal Reserve System (“Federal Reserve”) to establish rules required to take effect July 21, 2011, related to debit-card interchange fees. The Chairman of the Board of Governors of the Federal Reserve has notified the U.S. Congress that the Federal Reserve will be unable to meet the April 21, 2011 deadline established by the Act for issuing final regulations, but does intend to establish these rules before the Act goes into effect on July 21, 2011. The proposed rule released by the Federal Reserve on December 16, 2010 precludes the recovery of costs other than those permitted by the Amendment, and the resulting reduction in TCF’s average interchange rate after July 21, 2011 could approach 85%.  TCF Bank has filed a lawsuit against the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) challenging the constitutionality of the Amendment on the grounds that it violates TCF’s due process rights as it requires TCF to offer the debit card product below its cost, denies TCF equal protection under the law by exempting a large number of institutions with assets less than $10 billion and violates TCF’s rights under the takings clause of the Constitution of the United States by causing TCF to bear a substantial competitive and financial burden without just compensation. TCF had a hearing in the United States district court in South Dakota on April 4, 2011 and at that hearing, the judge did not grant the government’s motion to dismiss the case, took under advisement the government’s motion to dismiss the OCC and did not grant TCF its motion for preliminary injunction against the implementation of the Amendment. TCF has appealed the judge’s ruling on the preliminary injunction to the Eighth Circuit Court of Appeals and expects a hearing in June 2011. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information” for additional information.

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three months ended March 31, 2011 and 2010 and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF’s diluted earnings per common share was 20 cents for the first quarter of 2011 compared with 26 cents for the same 2010 period and net income was $29.7 million for the first quarter of 2011, compared with $33.9 million for the same 2010 period.

For the first quarter of 2011, return on average assets was .66%, compared with .76% for the same 2010 period.  Return on average common equity was 7.84% for the first quarter of 2011 compared with 10.68% for the same 2010 period.

Operating Segment Results

See Note 13 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

RETAIL BANKING, consisting of branch banking and retail lending, reported net income of $11.5 million for the first quarter of 2011, compared with $20.4 million for the same 2010 period.  Retail Banking net interest income for the first quarter of 2011 was $108.6 million, up 1.2% from $107.3 million for the same 2010 period.

The Retail Banking provision for credit losses was $35.1 million for the first quarter of 2011, compared with $35.4 million for the same 2010 period. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Provision for Credit Losses” for further discussion.

Retail Banking non-interest income totaled $85.8 million for the first quarter of 2011, down 13.7% from $99.4 million for the same 2010 period, primarily due to decreased activity-based fee revenue as a result of overdraft fee regulations that began in the third quarter of 2010, partially offset by monthly service fee income as TCF changed its primary checking account structure in March 2010 in anticipation of lower activity-based fee income as a result of the regulations.

Retail Banking non-interest expense for the first quarter of 2011 was $140.7 million, compared with $138.6 million for the same 2010 period, primarily due to an increase in expenses related to foreclosed real estate and increased FDIC insurance premiums driven by higher deposit insurance rates and deposit growth, partially offset by reduced deposit account premium expenses as a result of lower new account production and revised marketing strategies.

WHOLESALE BANKING, consisting of commercial banking, leasing and equipment finance and inventory finance, reported net income of $20.5 million for the first quarter of 2011, compared with $13.4 million for the same 2010 period.  Net interest income for the first quarter of 2011 was $67.1 million, compared with $60.8 million for the same 2010 period.

The provision for credit losses for this operating segment was $9.5 million for the first quarter of 2011, compared with $14.5 million for the same 2010 period.  Wholesale Banking net charge-offs totaled $21.3 million during the first three months of 2011, compared with $14.6 million during the same 2010 period.

Wholesale Banking non-interest income for the first quarter of 2011 totaled $28.3 million up from $23.4 million for the same 2010 period, primarily due to customer initiated lease activity.

Wholesale Banking non-interest expense totaled $51.5 million for the first quarter of 2011, compared with $48.1 million for the same 2010 period. The increase from the first quarter of 2010 was primarily due to production related compensation and an increase in payroll tax rates, along with write-downs of commercial real estate properties owned.

TREASURY SERVICES reported a net loss of $2.8 million for the first quarter of 2011, compared with net income of $2.6 million for the same 2010 period.  The decrease was primarily due to increased asset liquidity, partially offset by lower average cost of long-term borrowings.

Consolidated Net Interest Income

Net interest income for the first quarter of 2011 totaled $174 million, down from $174.7 million for the first quarter of 2010. The slight decrease in net interest income from the first quarter of 2010 was primarily due to a repositioning of the mix of higher yielding fixed-rate consumer real estate loans to lower yielding variable-rate consumer real estate loans. This was partially offset by growth in the higher yielding inventory finance portfolio and lower average cost of savings deposits and long-term borrowings.

Net interest margin for the first quarter of 2011 was 4.06%, down from 4.21% for the first quarter of 2010 and up from 4.05% for the fourth quarter of 2010.  The decrease in net interest margin from the first quarter of 2010 was primarily due to increased asset liquidity and lower yielding loans and leases as a result of the lower interest rate environment, the mix of fixed- and variable-rate consumer loans, partially offset by lower average cost of deposits and long-term borrowings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Borrowings and Liquidity” for further discussion.

Achieving net interest income growth over time is primarily dependent on TCF’s ability to generate higher-yielding assets and low or no interest-cost deposits.  While interest rates and consumer preferences continue to change over time, TCF is currently asset sensitive as measured by its interest rate gap (the difference between interest-earning assets and interest-bearing liabilities maturing, reprising, or prepaying during the next twelve months).  Being asset sensitive generally means that TCF’s net interest income may increase in rising interest rate environments.  Since TCF is primarily deposit funded, the degree of the impact to net interest income is controlled by TCF, but impacted by how its competitors price comparable products.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Deposits” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest rate risk position.

The following table summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis.

	Three Months Ended March 31,
	2011			2010
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$578,064	$1,801	1.26%	$279,995	$1,141	1.64%
U.S. Government sponsored entities:
Mortgage-backed securities	1,961,234	19,411	3.96	1,885,076	21,401	4.54
U.S. Treasury Bills	47,269	13.11		—	—	—
Other securities	387	5	5.21	477	6	5.08
Total securities available for sale (2)	2,008,890	19,429	3.87	1,885,553	21,407	4.54
Loans and leases:
Consumer real estate:
Fixed-rate	4,734,618	71,806	6.15	5,287,660	81,496	6.25
Variable-rate	2,367,341	30,280	5.19	1,971,145	27,335	5.62
Consumer — other	21,757	476	8.87	30,406	635	8.47
Total consumer real estate and other	7,123,716	102,562	5.84	7,289,211	109,466	6.09
Commercial real estate:
Fixed- and adjustable-rate	2,797,903	40,608	5.89	2,782,787	41,677	6.07
Variable-rate	512,841	6,018	4.76	490,006	5,404	4.47
Total commercial real estate	3,310,744	46,626	5.71	3,272,793	47,081	5.83
Commercial business:
Fixed- and adjustable-rate	114,690	1,434	5.07	164,204	2,352	5.81
Variable-rate	198,029	1,639	3.36	265,238	2,462	3.76
Total commercial business	312,719	3,073	3.99	429,442	4,814	4.55
Total commercial	3,623,463	49,699	5.56	3,702,235	51,895	5.68
Leasing and equipment finance	3,119,669	47,557	6.10	3,043,664	50,025	6.57
Inventory finance	872,785	15,325	7.12	553,095	10,138	7.33
Total loans and leases (3)	14,739,633	215,143	5.90	14,588,205	221,524	6.13
Total interest-earning assets	17,326,587	236,373	5.51	16,753,753	244,072	5.88
Other assets	1,154,440			1,234,797
Total assets	$18,481,027			$17,988,550
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,457,723			$1,462,962
Small business	668,316			597,249
Commercial and custodial	291,513			278,827
Total non-interest bearing deposits	2,417,552			2,339,038
Interest-bearing deposits:
Checking	2,104,433	1,356.26		2,085,175	1,806.35
Savings	5,424,327	7,497.56		5,345,862	11,531.87
Money market	673,503	908.55		668,581	1,250.76
Subtotal	8,202,263	9,761.48		8,099,618	14,587.73
Certificates of deposit	1,092,537	2,244.83		1,127,149	3,017	1.08
Total interest-bearing deposits	9,294,800	12,005.52		9,226,767	17,604.77
Total deposits	11,712,352	12,005.42		11,565,805	17,604.62
Borrowings:
Short-term borrowings	83,038	92.45		197,319	102.21
Long-term borrowings	4,702,729	49,766	4.28	4,500,285	51,444	4.63
Total borrowings	4,785,767	49,858	4.22	4,697,604	51,546	4.44
Total interest-bearing liabilities	14,080,567	61,863	1.78	13,924,371	69,150	2.01
Total deposits and borrowings	16,498,119	61,863	1.52	16,263,409	69,150	1.72
Other liabilities	460,434			448,233
Total liabilities	16,958,553			16,711,642
Total TCF Financial Corp. stockholders’ equity	1,514,579			1,270,057
Non-controlling interest in subsidiaries	7,895			6,851
Total equity	1,522,474			1,276,908
Total liabilities and equity	$18,481,027			$17,988,550
Net interest income and margin		$174,510	4.06%		$174,922	4.21%

(1)  Annualized.

(2)  Average balances and yields of securities available for sale are based upon the historical amortized cost.

(3)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

Provision for Credit Losses

The following table summarizes the composition of TCF’s provision for credit losses and percentage of the total provision expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,			Change
(Dollars in thousands)	2011		2010		$	%
Consumer real estate and other	$36,106	79.8%	$35,674	70.6%	$432	1.2%
Commercial	5,419	12.0	5,752	11.4	(333)	(5.8)
Leasing and equipment finance	2,760	6.1	7,573	15.0	(4,813)	(63.6)
Inventory finance	989	2.1	1,492	3.0	(503)	(33.7)
Total	$45,274	100.0%	$50,491	100.0%	$(5,217)	(10.3)%

N.M. Not Meaningful.

TCF recorded provision expense of $45.3 million in the first quarter of 2011, compared with $50.5 million in the same period of 2010.  The decrease from the first quarter of 2010 was primarily driven by decreased reserves and charge-offs in the leasing and equipment finance portfolio.

Net loan and lease charge-offs for the first quarter of 2011 were $55.8 million, or 1.51% (annualized) of average loans and leases, compared with $44.5 million, or 1.22% (annualized), in the same period of 2010.

Consumer real estate net charge-offs for the first quarter of 2011 were $35.3 million, compared with $29.3 million for the same 2010 period.  The increase in consumer real estate net charge-offs were primarily due to continued weak residential real estate market conditions and persistent high unemployment in TCF’s markets.  Commercial net charge-offs for the first quarter of 2011 were $17.8 million, an increase of $10 million, compared with $7.8 million in the same 2010 period, primarily due to the impact of charge-off activity relating to commercial real estate loans. Leasing and equipment finance net charge-offs for the first quarter of 2011 were $2.8 million, compared with $6.6 million in the same 2010 period.  The decrease in leasing and equipment finance net charge-offs from the first quarter of 2010 was primarily due to decreases in the small ticket and middle market segments, as the economic conditions continue to improve in these areas.

The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, year of loan or lease origination, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  See also “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income was $114.2 million for the first quarter of 2011, compared with $122.6 million for the same 2010 period.

Fees and Service Charges

Fees and service charges totaled $53.5 million for the first quarter of 2011, compared with $66.2 million for the same 2010 period.  The decrease in fees and service charges from the first quarter of 2010 was primarily due to decreased activity-based fee revenue as a result of a change in overdraft fee regulations in the third quarter of 2010 and a decrease in the number of checking accounts, partially offset by monthly service fee income as TCF began assessing new monthly account fees in March 2010.

Card Revenues

Card revenues totaled $26.6 million for the first quarter of 2011, compared with $27.1 million for the same 2010 period.  The decrease in card revenues from the same period of 2010 was primarily attributable to a decrease in volume, partially offset by an increase in average spending per account and a change in TCF’s product lineup late in the first quarter of 2010, which reduced new account production and accelerated the closure of less active checking accounts.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2011	2010	Amount	%
Average number of checking accounts with a TCF card	1,245,822	1,539,553	(293,731)	(19.1)%
Average active card users	759,053	851,672	(92,619)	(10.9)
Average number of transactions per card per month	22.2	20.6	1.6	7.8
Sales volume for the three months ended:
Off-line (Signature)	$1,631,179	$1,657,065	$(25,886)	(1.6)
On-line (PIN)	236,269	244,691	(8,422)	(3.4)
Total	$1,867,448	$1,901,756	(34,308)	(1.8)
Average transaction size (in dollars)	$37	$36	1.0	2.8
Percentage off-line	87.35%	87.13%		22	bps
Average interchange per transaction	$.50	$.49	.01	2.0%
Average interchange rate per transaction	1.35%	1.34%		1	bps

TCF’s Visa debit card program has grown significantly since its inception in 1996.  TCF is the 11th largest issuer of Visa Classic debit cards in the United States, based on sales volume for the three months ended December 31, 2010, as published by Visa.  TCF earns interchange revenue from customer card transactions paid primarily by merchants, not by TCF’s customers.  Card products represented 29% of banking fee revenue for the three months ended March 31, 2011, and revenue from such products changes based on customer payment trends and the number of deposit accounts using the cards.  Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.

The continued success of TCF’s debit card program is highly dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards. On December 16, 2010, the Federal Reserve released for comment a proposed rule that would establish standards for determining whether a debit card interchange fee received by a card issuer is reasonable and proportional to the cost incurred by the issuer for the transaction. These standards would apply to issuers that, together with their affiliates, have assets of $10 billion or more. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for more information about TCF’s lawsuit challenging the Durbin Amendment.

ATM Revenue

For the first quarter of 2011, ATM revenue was $6.7 million, compared with $7 million for the same 2010 period.  The decline in ATM revenue was primarily due to fewer fee generating transactions by non-TCF customers.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenue totaled $26.8 million for the first quarter of 2011, compared with $20.4 million for the same 2010 period. The increase in leasing and equipment finance revenue was primarily due to customer initiated lease activity.

Consolidated Non-Interest Expense

Non-interest expense totaled $193.9 million for the first quarter of 2011, up $2.1 million, or 1.1%, from $191.8 million for the same 2010 period.

Compensation and Employee Benefits

Compensation and employee benefits expense for the first quarter of 2011 increased $2 million, or 2.3%, from the first quarter of 2010.  The increase was primarily due to production related compensation and an increase in payroll tax rates.

FDIC Insurance

FDIC insurance expense totaled $7.2 million for the first quarter of 2011, compared with $5.5 million for the same 2010 period. The increase was primarily due to higher deposit insurance rates and deposit growth.

The Dodd-Frank Act required changes to a number of components of the FDIC insurance assessment, which were implemented on April 1, 2011. The changes amend the current methodology used to determine the assessments paid by institutions with assets greater the $10 billion, including changing the assessment base from deposits to total average assets less tier 1 capital. Additionally, the FDIC has developed a scorecard approach to determine a separate assessment rate for each institution with assets greater than $10 billion. As a result of these changes, TCF’s 2011 FDIC insurance expense is expected to increase by approximately $15 million over 2010 beginning in the second quarter of 2011.

Deposit Account Premiums

Deposit account premium expense totaled $3.2 million for the first quarter of 2011, compared with $6.8 million for the same 2010 period.  The decrease was primarily due to lower account production combined with revised marketing strategies.

Other Non-Interest Expense

Other non-interest expense increased $156 thousand, or .5%, from the first quarter of 2010, and decreased $2.7 million, or 7.4%, from the fourth quarter of 2010.  The decrease from the fourth quarter of 2010 was primarily attributable to the reduction of consulting fees related to the administration of the company’s Bank Secrecy Act program, partially offset by increased legal costs including costs associated with the constitutional challenge by TCF of the Durbin Amendment to the Dodd-Frank Act.

Foreclosed Real Estate and Repossessed Assets, Net

Foreclosed real estate and repossessed assets, net expenses totaled $12.9 million for the first quarter of 2011, compared with $9.3 million for the same 2010 period, primarily due to an increase in the number of consumer real estate properties owned and the associated expenses, continued write-downs of both consumer and commercial real estate properties and increased property tax expenses.

Operating Lease Depreciation

Operating lease depreciation totaled $7.9 million for the first quarter of 2011, compared with $10 million for the same 2010 period. The decrease was primarily due to the reduction of the operating lease portion of the portfolio.

Other Credit Costs, Net

Other credit costs, net is comprised of consumer real estate loan pool insurance, write-downs on residual values of operating leases and reserve requirements for expected losses on unfunded commitments.  Other credit costs, net totaled $2.5 million for the first quarter of 2011, essentially flat compared with $2.6 million for the same 2010 period.

Visa Indemnification Expense

TCF is a member of Visa U.S.A. for issuance and processing of its card transactions.  As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, for contingent losses in connection with certain covered litigation (“the Visa indemnification”) disclosed in Visa’s public filings with the SEC based on its membership proportion.  TCF is not a party to the lawsuits brought against Visa U.S.A.  TCF’s membership proportion in Visa U.S.A. is .16234% at March 31, 2011.

As of March 31, 2011, TCF held 308,219 Visa Inc. Class B shares with no recorded value that are generally restricted from sale, other than to other Class B share-holders, and are subject to dilution as a result of TCF’s indemnification obligation.

At March 31, 2011, TCF’s estimated remaining Visa contingent indemnification obligation was $918 thousand.  During the first quarter of 2011, TCF, based on information made public by Visa U.S.A., reduced the contingency obligation related to the Visa indemnification for certain covered litigation matters by $502 thousand.  The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates.  TCF’s remaining indemnification obligation for Visa’s covered litigation is a highly judgmental estimate.  TCF must rely on Visa’s public disclosures about the covered litigation in making estimates of this contingent indemnification obligation.

Income Taxes

TCF recorded income tax expense of $18.4 million for the first quarter of 2011, or 37.5% of income before income tax expense, compared with $20.8 million, or 37.8%, for the comparable 2010 period.

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors, including interpretation of income tax laws, the evaluation of uncertain tax positions, differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards. Additionally, there can be no assurance that estimates and interpretations used in determining income tax liabilities may not be challenged by taxing authorities.  Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio.

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2011	2010	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,851,271	$4,893,887	(.9)%
Junior lien	2,210,763	2,262,194	(2.3)
Total consumer real estate	7,062,034	7,156,081	(1.3)
Other	35,141	39,188	(10.3)
Total consumer real estate and other	7,097,175	7,195,269	(1.4)
Commercial real estate	3,299,614	3,328,216	(.9)
Commercial business	308,742	317,987	(2.9)
Total commercial	3,608,356	3,646,203	(1.0)
Leasing and equipment finance:(1)
Equipment finance loans	941,455	939,474.2
Lease financings:
Direct financing leases	2,186,669	2,277,753	(4.0)
Sales-type leases	34,147	29,728	14.9
Lease residuals	105,929	109,555	(3.3)
Unearned income and deferred lease costs	(188,234)	(202,032)	(6.8)
Total lease financings	2,138,511	2,215,004	(3.5)
Total leasing and equipment finance	3,079,966	3,154,478	(2.4)
Inventory finance	1,011,044	792,354	27.6
Total loans and leases	$14,796,541	$14,788,304.1

(1) Operating leases of $65.6 million at March 31, 2011 and $77.4 million at December 31, 2010 are included in other assets in the Consolidated Statements of Financial Condition.

Approximately 75% of the consumer real estate portfolio at March 31, 2011 consisted of closed-end loans.  TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal.  Consumer real estate outstanding lines of credit were $2.1 billion at March 31, 2011 and $2.2 billion at December 31, 2010.  The average Fair Isaac Corporation (“FICO”) credit score at loan origination for the retail lending portfolio was 726 as of March 31, 2011 and as of December 31, 2010. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 724 at March 31, 2011, compared with 725 at December 31, 2010.

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary markets, with a focus on secured lending. Approximately 99% of TCF’s commercial real estate and commercial business loans at March 31, 2011 were secured either by real estate or other business assets.  At March 31, 2011, approximately 92% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary markets.

The leasing and equipment finance backlog of approved transactions was $429.6 million at March 31, 2011, up from $402.6 million at December 31, 2010.

Credit Quality

The following tables summarize TCF’s loan and lease portfolio based on the most important credit quality data that should be used to understanding the overall condition of the portfolio. Performing classified loans and leases have well-defined weaknesses but may never become non-performing or result in a loss.

	March 31, 2011
				60+ Days
				Delinquent		Non-accrual
	Performing Loans and Leases			and	Accruing	Loans and	Total Loans
(In thousands)	Non-classified	Classified(1)	Total	Accruing(2)	TDRs	Leases	and Leases
Consumer real estate and other	$6,532,544	$—	$6,532,544	$67,409	$341,989	$155,233	$7,097,175
Commercial real estate and commercial business	3,053,296	407,978	3,461,274	1,864	17,473	127,745	3,608,356
Leasing and equipment finance	3,001,249	34,443	3,035,692	9,640	—	34,634	3,079,966
Inventory finance	1,005,837	3,496	1,009,333	274	—	1,437	1,011,044
Total loans and leases	$13,592,926	$445,917	$14,038,843	$79,187	$359,462	$319,049	$14,796,541
Percent of total loans and leases	91.9%	3.0%	94.9%	.5%	2.4%	2.2%	100.0%

	December 31, 2010
				60+ Days
				Delinquent		Non-accrual
	Performing Loans and Leases			and	Accruing	Loans and	Total Loans
(In thousands)	Non-classified	Classified(1)	Total	Accruing(2)	TDRs	Leases	and Leases
Consumer real estate and other	$6,613,610	$—	$6,613,610	$76,711	$337,401	$167,547	$7,195,269
Commercial real estate and commercial business	3,091,911	354,185	3,446,096	9,021	48,838	142,248	3,646,203
Leasing and equipment finance	3,073,347	35,695	3,109,042	11,029	—	34,407	3,154,478
Inventory finance	785,245	5,710	790,955	344	—	1,055	792,354
Total loans and leases	$13,564,113	$395,590	$13,959,703	$97,105	$386,239	$345,257	$14,788,304
Percent of total loans and leases	91.7%	2.7%	94.4%	.7%	2.6%	2.3%	100.0%

(1) Excludes classified loans and leases that are 60+ days delinquent or accruing TDRs.

(2) Excludes accruing TDRs that are 60+ days delinquent.

For the quarter ended March 31, 2011, the combined balance of performing classified loans and leases, over 60-day delinquent and accruing loans and leases, accruing TDRs and non-accrual loans and leases decreased $20.6 million from the fourth quarter of 2010. This was primarily due to a decrease in the inflows of new non-accrual loans and leases.

Past Due Loans and Leases

The following tables set forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases, and will not agree to the above table, as these amounts include accruing troubled debt restructurings that are delinquent. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 5 of Notes to Consolidated Financial Statements for additional information.

(In thousands)	At March 31, 2011	At December 31, 2010
Principal Balances
60-89 days	$45,265	$55,618
90 days or more	56,142	59,425
Total	$101,407	$115,043

Percentage of Loans and Leases
60-89 days	.31%	.39%
90 days or more	.39	.41
Total	.70%	.80%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type, excluding non-accrual loans and leases.

		At March 31, 2011	At December 31, 2010
(In thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Consumer real estate and other:
First mortgage lien	$70,024	1.48%	$73,848	1.55%
Junior lien		19,528.89	20,763.93
Consumer other		78.22	39.10
Total consumer real estate and other	89,630	1.29	94,650	1.35
Commercial real estate		1,835.06	8,856.27
Commercial business		29.01	165.06
Total commercial		1,864.05	9,021.26
Leasing and equipment finance:
Middle market		3,025.21	2,589.18
Small ticket		2,096.31	2,003.30
Winthrop		95.03	462.13
Other		58.04	—	—
Total leasing and equipment finance		5,274.20	5,054.19
Inventory finance		240.03	318.05
Subtotal(1)		97,008.69	109,043.79
Delinquencies in acquired portfolios(2)		4,399.89	6,000	1.00
Total	$101,407.70%		$115,043.80%

(1) Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2) Remaining balances of acquired loans and leases were $495.9 million and $600.5 million of loans and leases at March 31, 2011 and December 31, 2010, respectively.

Loan Modifications

TCF may modify certain loans to retain customers or to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession, the loan is classified as a troubled debt restructuring (“TDR”). TDRs generally continue to accrue interest if the loan was accruing interest at the time of the modification, although at lower rates than the original loans, and if customers have demonstrated a willingness and ability to make modified loan payments.

TCF has maintained several programs designed to assist consumer real estate customers by extending payment dates or reducing customers’ contractual payments. All loan modifications are made on a case-by-case basis. Under these programs, TCF typically reduces a customer’s contractual payments for a period of 12 to 18 months. If TCF has not granted a concession, compared to the original terms and conditions, the loan is not considered a TDR. TDR concessions granted generally do not include the forgiveness of principal balances. Modifications which are not classified as TDRs primarily involve interest rate changes to current market rates for similarly situated borrowers. Loan modifications to borrowers who are not experiencing financial difficulties are not included in the following reporting of loan modifications. Loan modifications are not reported in calendar years after modification if the loans were modified at a market rate of interest for a new loan with comparable risk and the loans are no longer impaired based on the terms of the restructuring agreements. Reserves for losses on accruing consumer real estate loan TDRs were $40.4 million, or 11.8% of the outstanding balance, at March 31, 2011 and $36.8 million, or 10.9% of the outstanding balance, at December 31, 2010. TCF utilized a 20% re-default rate on consumer real estate loan TDRs in determining impairment, which is consistent with actual experience. Due to the secured nature of these loans, reserves for losses on accruing commercial real estate loan TDRs were $350 thousand, or 2% of the outstanding balance at March 31, 2011, and $695 thousand, or 1.4% of the outstanding balance at December 31, 2010.

Commercial loan modifications which are not classified as TDRs primarily involve loans on which interest rates were changed to current market rates for borrowers with similar credit characteristics or on which TCF received additional collateral or loan conditions. Loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. Loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six months.

The following table summarizes the balance of accruing modified loans as of March 31, 2011 and December 31, 2010.

	At March 31, 2011
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Total
TDRs	$341,989	$17,473	$—	$359,462
Other loan modifications	10,840	9,886	3,196	23,922
Total accruing loan modifications	$352,829	$27,359	$3,196	$383,384
Over 60-day delinquency as a percentage of balance:
TDRs	6.50%	—%	—%	6.18%
Other loan modifications	14.44	—	10.17	7.90
Total accruing loan modifications	6.74	—	10.17	6.29

	At December 31, 2010
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Total
TDRs	$337,401	$48,838	$—	$386,239
Other loan modifications	24,145	68,484	22,624	115,253
Total accruing loan modifications	$361,546	$117,322	$22,624	$501,492
Over 60-day delinquency as a percentage of balance:
TDRs	5.32%	—%	—%	4.64%
Other loan modifications	9.22	—	.55	2.04
Total accruing loan modifications	5.58	—	.55	4.05

At March 31, 2011, all consumer real estate TDRs were temporary modifications, except for $42.8 million which were permanent modifications. Temporary modifications are no longer classified as TDRs once they complete the temporary modification term (typically 12 to 18 months) and the customer is performing for three months under the original contractual terms.

Non-accrual Loans and Leases

Non-accrual loans and leases decreased $26.2 million, or 7.6%, from December 31, 2010, primarily due to a decrease in commercial loans placed on non-accrual status during the first quarter of 2011 and an increase in consumer real estate loans that returned to accrual status during the same period. Consumer real estate loans are charged-off to their estimated realizable values upon entering non-accrual status. Any necessary additional reserves are established for commercial, leasing and equipment finance and inventory finance loans and leases when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Non-accrual loans and leases are summarized in the following table.

(In thousands)	At March 31, 2011	At December 31, 2010
Consumer real estate:
First mortgage lien	$133,865	$140,871
Junior lien	21,325	26,626
Total consumer real estate	155,190	167,497
Consumer other	43	50
Total consumer real estate and other	155,233	167,547
Commercial real estate	93,048	104,305
Commercial business	34,697	37,943
Total commercial	127,745	142,248
Leasing and equipment finance	34,634	34,407
Inventory finance	1,437	1,055
Total non-accrual loans and leases	$319,049	$345,257

At March 31, 2011 and December 31, 2010, non-accrual loans and leases includes $74.6 million and $49.3 million, respectively, of loans and leases that were modified and categorized as a TDR.  The increase in non-accrual TDRs at March 31, 2011, compared with December 31, 2010, was primarily due to an increase in commercial non-accrual TDRs of $21.2 million.

The changes in amount of non-accrual loans and leases for the three months ended March 31, 2011 and December 31, 2010 are summarized in the following table.

	At or For the Three Months Ended March 31, 2011
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Balance, beginning of period	$167,547	$142,248	$34,407	$1,055	$345,257
Additions	58,426	7,564	10,829	3,777	80,596
Charge-offs	(16,787)	(17,665)	(2,960)	(5)	(37,417)
Transfers to other assets	(28,696)	(2,371)	(2,138)	(336)	(33,541)
Return to accrual status	(21,982)	—	(464)	(2,188)	(24,634)
Payments received	(2,692)	(4,209)	(5,050)	(930)	(12,881)
Other, net	(583)	2,178	10	64	1,669
Balance, end of period	$155,233	$127,745	$34,634	$1,437	$319,049

	At or For the Three Months Ended December 31, 2010
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Balance, beginning of period	$166,597	$161,889	$40,455	$871	$369,812
Additions	60,996	18,329	11,242	1,613	92,180
Charge-offs	(16,723)	(18,447)	(7,853)	(69)	(43,092)
Transfers to other assets	(26,479)	(13,226)	(1,897)	(57)	(41,659)
Return to accrual status	(14,691)	—	(2,248)	(1,050)	(17,989)
Payments received	(1,911)	(7,549)	(5,292)	(284)	(15,036)
Other, net	(242)	1,252	—	31	1,041
Balance, end of period	$167,547	$142,248	$34,407	$1,055	$345,257

Charge-offs and allowance recorded to date against non-accrual loan and leases as a percentage of the remaining contractual loan balance prior to non-accrual status as of March 31, 2011 is summarized in the following table.

(Dollars in thousands)	Contractual Balance	Charge-offs and Allowance Recorded	Net Exposure	Impairment(1)
Consumer	$203,624	$49,846	$153,778	24.5%
Commercial	187,459	75,873	111,586	40.5
Leasing and equipment finance	34,638	8,188	26,450	23.6
Inventory finance	1,437	102	1,335	7.1
Total at March 31, 2011	$427,158	$134,009	$293,149	31.4%

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

The Company considers the allowance for loan and lease losses of $255.3 million appropriate to cover losses incurred in the loan and lease portfolios as of March 31, 2011. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 5 of Notes to Consolidated Financial Statements, the following includes detailed information regarding TCF’s allowance for loan and lease losses and net charge-offs.

The allocation of TCF’s allowance for loan and lease losses and credit loss reserves are as follows.

	At March 31, 2011			At December 31, 2010
(Dollars in thousands)	Allowance/ Credit Loss Reserves	Total Loans and Leases	Allowance/Credit Loss Reserves As a % of Balance	Allowance/ Credit Loss Reserves	Total Loans and Leases	Allowance/Credit Loss Reserves As a % of Balance
Consumer real estate:
First mortgage lien	$107,394	$4,851,271	2.21%	$105,634	$4,893,887	2.16%
Junior lien	66,703	2,210,763	3.02	67,216	2,262,194	2.97
Consumer real estate	174,097	7,062,034	2.47	172,850	7,156,081	2.42
Consumer other	1,476	35,141	4.20	1,653	39,188	4.22
Total consumer	175,573	7,097,175	2.47	174,503	7,195,269	2.43
Commercial	50,119	3,608,356	1.39	62,478	3,646,203	1.71
Leasing and equipment finance	26,272	3,079,966.85		26,301	3,154,478.83
Inventory finance	3,344	1,011,044.33		2,537	792,354.32
Total allowance for loan and lease losses	255,308	14,796,541	1.73	265,819	14,788,304	1.80
Other credit loss reserves:
Reserves for unfunded commitments	2,298	—	N.M.	2,353	—	N.M.
Total credit loss reserves	$257,606	$14,796,541	1.74%	$268,172	$14,788,304	1.81%

N.M. Not Meaningful.

The increase in the consumer real estate allowance was primarily due to decreases in provision for credit losses, as a result of decreases in net charge-offs in Illinois.  The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts and collateral values as loans migrate to classified commercial loans or to non-accrual.  Charge-offs are taken against such specific reserves.  The decrease in the allowance for commercial lending in the first quarter of 2011 was due to charge-offs of commercial loans that have previously been specifically reserved for. The leasing and equipment finance allowance was relatively flat from the fourth quarter of 2010.

The following table sets forth additional information regarding net charge-offs (recoveries):

	Three Months Ended
	March 31, 2011		March 31, 2010
(Dollars in thousands)	Net Charge-offs	Loss Rate (1)	Net Charge-offs	Loss Rate (1)
Consumer real estate
First mortgage liens	$21,950	1.81%	$16,266	1.32%
Junior liens	13,353	2.39	12,996	2.25
Total consumer real estate	35,303	1.99	29,262	1.61
Consumer other	(267)	N.M.	366	N.M.
Total consumer real estate and other	35,036	1.97	29,628	1.63
Commercial real estate	14,481	1.75	6,521.80
Commercial business	3,297	4.22	1,315	1.23
Total commercial	17,778	1.96	7,836.85
Leasing and equipment finance	2,789.36		6,643.87
Inventory finance	209.10		425.31
Total	$55,812	1.51	$44,532	1.22

(1) Represents the ratio of net charge-offs to average loans and leases, annualized.

N.M. Not Meaningful.

Consumer real estate net charge-offs for the first quarter of 2011 increased $6 million, compared with the same 2010 period, primarily in Illinois.  Commercial real estate net charge-offs for the first quarter of 2011 increased $8 million, compared with the same 2010 period.  Leasing and equipment finance net charge-offs for the first quarter of 2011 decreased $3.9 million, compared with the same 2010 period.  The decrease was primarily due to decreases in the small ticket and middle market segments, as the economic conditions continue to improve in these areas.

Other Real Estate Owned and Repossessed and Returned Equipment

Other real estate owned and repossessed and returned equipment are summarized in the following table.

(Dollars in thousands)	At March 31, 2011	At December 31, 2010
Other real estate owned:
Residential real estate	$97,976	$90,115
Commercial real estate	44,178	50,950
Total other real estate owned	142,154	141,065
Repossessed and returned equipment	7,012	8,325
Total other real estate owned and repossessed and returned equipment	$149,166	$149,390

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. At March 31, 2011, TCF owned 493 consumer real estate properties, a decrease of 27 from December 31, 2010, due to the sales of 263 properties exceeding the addition of 236 new properties. The average length of time to sell consumer real estate properties during the first three months of 2011 was 4.5 months from the date they were listed for sale. The consumer real estate portfolio is secured by a total of 81,971 properties of which 812, or .99%, were owned or in the process of foreclosure and included within other real estate owned as of March 31, 2011. This compares with 813, or .98%, owned or in the process of foreclosure and included within other real estate owned as of December 31, 2010.

The changes in the amount of other real estate owned for the three months ended March 31, 2011 are summarized in the following table.

(Dollars in thousands)	Consumer	Commercial	Total
Balance, beginning of period	$90,115	$50,950	$141,065
Transferred in, net of charge-offs	33,109	2,371	35,480
Sales	(24,475)	(6,853)	(31,328)
Write-downs	(3,902)	(2,364)	(6,266)
Other, net	3,129	74	3,203
Balance, end of period	$97,976	$44,178	$142,154

The charge-offs and write-downs recorded to date on other real estate owned compared with the contractual loan balances prior to non-accrual status at March 31, 2011 are summarized in the following table.

(Dollars in thousands)	Contractual Loan Balance Prior to Non- performing status	Charge-offs and Writedowns Recorded	Other Real Estate Owned Balance	Impairment(1)
Consumer	$144,447	$46,471	$97,976	32.2%
Commercial	58,546	14,368	44,178	24.5
Total at March 31, 2011	$202,993	$60,839	$142,154	30.0%

(1) Represent the ratio of charge-offs and write-downs recorded to the contractual loan balances prior to non-performing status.

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Deposits totaled $12 billion at March 31, 2011, an increase of $459 million, or 4%, from December 31, 2010. The average interest cost of deposits in the first quarter of 2011 was .42%, down 20 basis points from the first quarter of 2010 and down 4 basis points from the fourth quarter of 2010.  Declines in the average interest cost of deposits were primarily due to pricing strategies on certain deposit products, mix changes and lower market interest rates. TCF’s weighted-average interest rate on deposits, including non-interest bearing deposits, was .41% at March 31, 2011 and December 31, 2010.

Borrowings and Liquidity

In March of 2011, TCF completed a public offering of common stock which raised net proceeds of $219.7 million through the issuance of 15,081,968 common shares.  TCF utilized a portion of the proceeds to repay its $90 million senior unsecured variable-rate term note and has invested the remaining proceeds on a short-term basis in anticipation of calling its trust preferred securities upon the occurrence of a capital treatment event later in 2011. TCF received approval from the Federal Reserve to use the proceeds from this offering to redeem the trust preferred securities at any time prior to May 29, 2011. If, however, a capital treatment event does not take place in time for TCF to complete a redemption pursuant to this authorization, TCF will have to seek approval from the Federal Reserve to extend the time in which TCF may redeem the Trust Preferred Securities. While TCF believes it will be granted such an extension based on the approval it has already received, TCF cannot be assured that the Federal Reserve will be willing to extend their approval of the redemption to a later date. TCF was not in default with respect to any of its covenants under the variable-rate term note agreement prior to or at the time of repayment.

Borrowings totaled $4.5 billion at March 31, 2011, down $439.5 million from December 31, 2010. The weighted-average rate on borrowings was 4.31% at March 31, 2011, compared with 4.17% at December 31, 2010.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources.  On April 1, 2011, the FHLB Des Moines changed its pledged collateral guidelines for all member banks.  The impact to TCF was a $172 million reduction of unused borrowing capacity at the FHLB Des Moines to $1.7 billion at April 1, 2011.

At March 31, 2011, TCF, through its subsidiary TCF Commercial Finance Canada, Inc. (“TCFCFC”) had $31.4 million available under a Canadian denominated line of credit facility.  Advances under this credit facility are fully collateralized by pledged securities, and TCFCFC could draw $4.6 million on the unused credit line without additional collateral being pledged.

During the first quarter of 2011, TCF continued to increase its asset liquidity, including interest-bearing deposits held at the Federal Reserve and unencumbered securities, to $836 million, an increase of $413 million from the first quarter of 2010 and an increase of $329 million from the fourth quarter of 2010.

See Note 6 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At March 31, 2011, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Total borrowings (1)	$4,546,074	$184,032	$483,582	$1,412,157	$2,466,303
Annual rental commitments under non-cancelable operating leases	205,973	25,586	46,447	39,034	94,906
Campus marketing agreements	47,456	4,622	5,944	6,035	30,855
Visa indemnification expense (2)	918	918	—	—	—
Total	$4,800,421	$215,158	$535,973	$1,457,226	$2,592,064

(In thousands)	Amount of Commitment - Expiration by Period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Commitments to lend:
Consumer real estate and other	$1,430,952	$29,672	$165,566	$88,709	$1,147,005
Commercial	269,981	147,096	37,582	66,218	19,085
Leasing and equipment finance	146,044	146,044	—	—	—
Total commitments to lend	1,846,977	322,812	203,148	154,927	1,166,090
Standby letters of credit and guarantees on industrial revenue bonds	31,211	22,346	3,042	5,773	50
Total	$1,878,188	$345,158	$206,190	$160,700	$1,166,140

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

Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to another party.  These conditional commitments expire in various years through 2016. The assets held as collateral primarily consist of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Stockholders’ Equity

Equity at March 31, 2011 was $1.7 billion, or 9.22% of total assets, compared with $1.5 billion, or 8.02% of total assets, at December 31, 2010.  The increase in stockholders’ equity was primarily the result of TCF’s public offering of common stock in March of 2011 and increased retained earnings. Dividends to common shareholders on a per share basis totaled five cents for each of the quarters ended March 31, 2011 and March 31, 2010. TCF’s dividend payout ratio was 23.9% for the quarter ended March 31, 2011. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At March 31, 2011, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors.

Tangible realized common equity at March 31, 2011 was $1.6 billion, or 8.61% of total tangible assets, compared with $1.3 billion, or 7.37% of total tangible assets, at December 31, 2010.  Tangible realized common equity is a non-GAAP measure and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible assets represent common equity less goodwill and other intangible assets. Management reviews tangible realized common equity to tangible assets as an ongoing measure and has included this information because of current interest by investors, rating agencies and banking regulators. The methodology for calculating tangible realized common equity may vary between companies.

The following table is a reconciliation of the non-GAAP measure of tangible realized common equity to tangible assets to the GAAP measure of total equity to total assets.

(Dollars in thousands)	At March 31, 2011	At December 31, 2010
Computation of total equity to total assets:
Total equity	$1,724,484	$1,480,163
Total assets	18,712,149	18,465,025
Total equity to total assets	9.22%	8.02%

Computation of tangible realized common equity to tangible assets:
Total equity	$1,724,484	$1,480,163
Less: Non-controlling interest in subsidiaries	16,540	8,500
Total TCF Financial Corporation stockholders’ equity	1,707,944	1,471,663
Less:
Goodwill	152,599	152,599
Other intangibles	1,189	1,232
Add:
Accumulated other comprehensive loss	44,172	31,514
Tangible realized common equity	$1,598,328	$1,349,346

Total assets	$18,712,149	$18,465,025
Less:
Goodwill	152,599	152,599
Other intangibles	1,189	1,232
Tangible assets	$18,558,361	$18,311,194

Tangible realized common equity to tangible assets	8.61%	7.37%

At March 31, 2011, TCF Financial and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve and the OCC. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Tier 1 risk-based capital at March 31, 2011 was $1.7 billion, or 12.41% of risk-weighted assets, compared to $1.5 billion, or 10.59% of risk-weighted assets at December 31, 2010. Tier 1 common capital at March 31, 2011 was $1.6 billion, or 11.47% of risk-weighted assets, compared to $1.4 billion, or 9.71% of risk-weighted assets at December 31, 2010.  Increases in tier 1 and total risk-based capital are primarily the result of TCF’s public offering of common stock in March of 2011, which raised net proceeds of $219.7 million and increased retained earnings.

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

The following table is a reconciliation of GAAP to non-GAAP measures.

	At	At
	March 31,	December 31,
(In thousands)	2011	2010
Total tier 1 risk-based capital ratio:
Total tier 1 capital	$1,732,554	$1,475,525
Total risk-weighted assets	13,961,754	13,929,097
Total tier 1 risk-based capital ratio	12.41%	10.59%

Computation of tier 1 common capital ratio:
Total tier 1 capital	$1,732,554	$1,475,525
Less:
Qualifying trust preferred securities	115,000	115,000
Qualifying non-controlling interest in subsidiaries	16,540	8,500
Total tier 1 common capital	$1,601,014	$1,352,025

Total risk-weighted assets	$13,961,754	$13,929,097
Total tier 1 common capital ratio	11.47%	9.71%

On April 18, 2011, TCF declared a regular quarterly dividend of five cents per common share, payable on May 31, 2011 to stockholders of record at the close of business on April 29, 2011.

RECENT ACCOUNTING DEVELOPMENTS

On April 5, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310), which modifies guidance for identifying restructurings of receivables that constitute a troubled debt restructuring.  Upon adoption, ASU 2011-02 requires retrospective application to all restructurings occurring during 2011 along with disclosure of certain additional information. The ASU is expected to cause more loan modifications to be classified as TDRs and TCF is evaluating its modification programs and practices in light of the new ASU.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

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

Earnings/Capital Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act, and other regulatory reform legislation; the impact of financial regulatory reform, including the phase out of trust preferred securities in tier 1 capital called for by the Dodd-Frank Act, or additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; possible regulatory and other changes to the Federal Home Loan Bank System that may affect TCF’s borrowing capacity; costs associated with new regulatory requirements or interpretive guidance relating to liquidity.

Legislative and Regulatory Requirements.  New consumer protection and supervisory requirements, including the Dodd-Frank Act’s creation of a new Bureau of Consumer Financial Protection and limits on Federal preemption for state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; reduction of interchange revenue from debit card transactions resulting from the so-called Durbin Amendment to the Dodd-Frank Act, which limits debit card interchange fees to amounts that will only allow issuers to recover incremental costs of authorization, clearance and settlement of debit card transactions, plus possibly some costs relating to fraud prevention; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions); any material failure of TCF to comply with the terms of its consent order with the Office of the Comptroller of the Currency relating to TCF’s Bank Secrecy Act compliance, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from recently enacted Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions or other adverse consequences such as increased capital requirements or higher deposit insurance assessments; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Other Risks Relating to Fee Income.  Future effects on fee income following TCF’s implementation of regulatory requirements that prohibit financial institutions from charging overdraft fees on point-of-sale and ATM transactions unless customers opt-in, including customer opt-in preferences which may have an adverse impact on TCF’s fee revenue; and uncertainties relating to future retail deposit account changes such as charging a daily negative balance fee in lieu of per item overdraft fees or other significant changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

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

TCF’s Asset/Liability Management Committee (“ALCO”) manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-2 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At March 31, 2011, net interest income is estimated to increase slightly by 2.1% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a positive $1 billion, or 5.4% of total assets, at March 31, 2011, compared with a positive $515.5 million, or 2.8% of total assets, at December 31, 2010. The change in the gap from year-end is primarily due to decreased levels of fixed-rate loans, an increase in non-contractual deposits and increased equity. A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 50 basis point increase in current mortgage loan interest rates would decrease prepayments on the $6.7 billion of fixed-rate mortgage-backed securities and consumer real estate loans at March 31, 2011, by approximately $68 million, or 13.2%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at March 31, 2011, by approximately $122 million, or 23.7%, in the first year. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates.  Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011.

Disclosure controls and procedures are designed to ensure information required to be disclosed by TCF in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  TCF’s disclosure controls also are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (Principal Executive Officer), the Chief Financial Officer (Principal Financial Officer) and the Controller and Assistant Treasurer (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure.  TCF’s disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

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

Changes in Internal Control Over Financial Reporting

There were no changes to TCF’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per-share data)	At March 31, 2011	At December 31, 2010	At September 30, 2010	At June 30, 2010	At March 31, 2010
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$14,796,541	$14,788,304	$14,896,601	$14,639,893	$14,706,423
Securities available for sale	2,172,017	1,931,174	1,947,462	1,940,331	1,899,825
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	18,712,149	18,465,025	18,313,608	18,030,045	18,187,314
Deposits	12,043,684	11,585,115	11,461,519	11,523,043	11,882,373
Short-term borrowings	12,898	126,790	344,681	14,805	17,590
Long-term borrowings	4,533,176	4,858,821	4,581,511	4,600,820	4,496,574
Total equity	1,724,484	1,480,163	1,505,962	1,474,536	1,393,617

	Three Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
SELECTED OPERATIONS DATA:
Net interest income	$174,040	$174,286	$173,755	$176,499	$174,662
Provision for credit losses	45,274	77,646	59,287	49,013	50,491
Net interest income after provision for credit losses	128,766	96,640	114,468	127,486	124,171
Non-interest income:
Fees and other revenue	114,246	120,309	129,437	136,043	123,073
Gains (losses) on securities, net	—	21,185	8,505	(137)	(430)
Total non-interest income	114,246	141,494	137,942	135,906	122,643
Non-interest expense	193,895	190,500	191,753	189,069	191,802
Income before income tax expense	49,117	47,634	60,657	74,323	55,012
Income tax expense	18,442	16,011	22,852	28,112	20,790
Income after income tax expense	30,675	31,623	37,805	46,211	34,222
Income attributable to non-controlling interest	989	898	912	1,186	301
Net income available to common stockholders	29,686	30,725	36,893	45,025	33,921
Per common share:
Basic earnings	$.20	$.22	$.26	$.32	$.26
Diluted earnings	$.20	$.22	$.26	$.32	$.26
Dividends declared	$.05	$.05	$.05	$.05	$.05

FINANCIAL RATIOS:
Return on average assets (1)	.66%	.68%	.84%	1.02%	.76%
Return on average common equity (1)	7.84	8.25	9.95	12.71	10.68
Net interest margin (1)	4.06	4.05	4.14	4.19	4.21
Net charge-offs as a percentage of average loans and leases (1)	1.51	1.75	1.58	1.30	1.22
Average total equity to average assets	8.24	8.05	8.28	7.88	7.10

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

Item 1A. Risk Factors

You should carefully consider the risks and the risk factors included under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the risks included below.  Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Receipt of dividends on Common Stock

As a bank holding company, TCF’s ability to declare and pay dividends is subject to the guidelines of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) regarding capital adequacy and dividends. As of March 31, 2011, TCF was considered “well-capitalized” under the capital standards that the banking regulators use to assess the capital adequacy of bank holding companies. Federal Reserve Board guidelines generally require the Company to review the effects of the cash payment of dividends on Common Stock and other Tier 1 capital instruments on its financial condition. The guidelines also require that the Company reviews its net income for the current and past four quarters, and the level of dividends on Common Stock and other Tier 1 capital instruments for those periods, as well as its projected rate of earnings retention.

The principal source of TCF’s cash is dividends from its bank subsidiary, TCF National Bank.  TCF National Bank’s dividends are governed by the Office of the Comptroller of the Currency (the “OCC”). TCF National Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years, without prior approval of the OCC. TCF National Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF National Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory requirements. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. In addition, income tax considerations may limit the ability of TCF National Bank to make dividend payments in excess of its current and accumulated “earnings and profits.” New legislation, additional rulemaking, or changes in regulatory policies may affect future regulatory capital requirements applicable to TCF National Bank.

TCF is incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, TCF cannot pay dividends out of net profits if, after TCF paid the dividend, its capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets.

Based on the economic conditions discussed above and the potential impact on TCF’s net income, the level at which TCF will be able to pay dividends in future periods under applicable regulatory guidelines or other regulatory restrictions is uncertain. Any reduction of, or the elimination of, TCF’s Common Stock dividend in the future could adversely affect the market price of TCF’s Common Stock.

Dependency on subsidiaries for dividends, distributions and other payments

TCF is a bank holding company and, accordingly, substantially all of the Company’s operations are conducted through TCF’s banking subsidiary, TCF National Bank, and its subsidiaries. As a result, TCF’s cash flow and ability to make dividend payments to common stockholders depend on the earnings of TCF’s subsidiaries. In addition, the Company depends on the distribution of earnings, loans or other payments by the subsidiaries to the Company. TCF’s subsidiaries are separate and distinct legal entities. The ability of TCF’s banking subsidiary to pay dividends or make other payments to TCF is limited by its obligations to maintain sufficient capital and by other regulatory restrictions on dividends. If it does not satisfy these regulatory requirements, TCF will be unable to pay dividends on its Common Stock. Payments to TCF by its subsidiaries also will be contingent upon those subsidiaries’ earnings, business considerations and maintenance of required capital levels. Furthermore, the Company’s right to receive any assets of any of TCF’s subsidiaries upon their liquidation, reorganization or otherwise will be subject to the prior claims of the subsidiary’s creditors. In addition, even if TCF were a creditor of any of its subsidiaries, TCF’s rights as a creditor would be subordinate to any security interest in the assets of those subsidiaries and any indebtedness of those subsidiaries senior to that held by TCF.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31, 2011
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	141,765	$14.92	N.A.	N.A.

February 1 to February 28, 2011
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.

March 1 to March 31, 2011
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	—	$—	N.A.	N.A.
Total
Share repurchase program (1)	—	$—	—	5,384,130
Employee transactions (2)	141,765	$14.92	N.A.	N.A.

(1) The current share repurchase authorization was approved by the Board of Directors on April 14, 2007. The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 6.5 million shares. TCF has not repurchased shares since October 2007. Future repurchases of shares will be based upon capital levels, growth expectations and market opportunities and may be subject to regulatory approval. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies. This authorization does not have an expiration date.

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

Item 6. Exhibits

See Index to Exhibits on page 57 of this report.

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

/s/ Thomas F. Jasper
Thomas F. Jasper, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

Dated: April 27, 2011

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

3(a)-1

Certificate of Elimination of the Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of TCF Financial Corporation [incorporated by reference to Exhibit 3(a)-1 to TCF Financial Corporation’s Current Report on Form 8-K filed January 24, 2011]

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request

10(b)-16*

Form of Restricted Stock Agreement as executed by certain executives, effective February 16, 2011 [incorporated by reference to Exhibit 10(b)-16 to TCF Financial Corporation’s Current Report on Form 8-K filed February 18, 2011]

10(b)-17*#	Nonqualified Stock Option Agreement as executed by Barry N. Winslow, effective July 31, 2008

10(b)-18*#	Restricted Stock Agreement as executed by Barry N. Winslow, effective December 14, 2009

10(b)-19*#	TCF Financial Corporation Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement as executed by James J. Urbanek, effective January 25, 2010

10(o)*

Form of 2011 Management Incentive Plan — Executive as executed by certain executives of TCF, effective January 1, 2011 [incorporated by reference to Exhibit 10(o) to TCF Financial Corporation’s Current Report on Form 8-K filed January 24, 2011]

10(u)*	TCF Employees Deferred Stock Compensation Plan, effective January 1, 2011 [incorporated by reference to Exhibit 10(u) to TCF Financial Corporation’s Current Report on Form 8-K filed February 18, 2011]

10(v)*

Form of Rabbi Trust Agreement for the TCF Employees Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Current Report on Form 8-K filed February 18, 2011]

12(a)#	Computation of Ratios of Earnings to Fixed Charges for periods ended March 31, 2011, December 31, 2010, 2009, 2008 and 2007

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

101#

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text

* Management contract or compensatory plan or arrangement
# Filed herein