Form 10-Q
period 2011-06-30
TCF FINANCIAL CORP
filed 2011-07-28
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2011

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 21, 2011
Common Stock, $.01 par value	159,642,016 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	June 30,	December 31,
(Dollars in thousands, except per-share data)	2011	2010
	(Unaudited)
Assets

Cash and due from banks	$752,504	$663,901
Investments	161,830	179,768
Securities available for sale	2,463,367	1,931,174
Loans and leases:
Consumer real estate and other	7,055,750	7,195,269
Commercial	3,614,395	3,646,203
Leasing and equipment finance	3,055,878	3,154,478
Inventory finance	905,922	792,354
Total loans and leases	14,631,945	14,788,304
Allowance for loan and lease losses	(255,472)	(265,819)
Net loans and leases	14,376,473	14,522,485
Premises and equipment, net	439,884	443,768
Goodwill	152,599	152,599
Other assets	487,786	571,330
Total assets	$18,834,443	$18,465,025

Liabilities and Equity

Deposits:
Checking	$4,496,756	$4,530,064
Savings	5,715,126	5,390,802
Money market	643,706	635,922
Certificates of deposit	1,083,888	1,028,327
Total deposits	11,939,476	11,585,115
Short-term borrowings	9,514	126,790
Long-term borrowings	4,415,362	4,858,821
Total borrowings	4,424,876	4,985,611
Accrued expenses and other liabilities	700,446	414,136
Total liabilities	17,064,798	16,984,862
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share, 280,000,000 shares authorized; 159,664,604 and 142,965,012 shares issued	1,597	1,430
Additional paid-in capital	702,192	459,884
Retained earnings, subject to certain restrictions	1,109,541	1,064,978
Accumulated other comprehensive loss	(23,823)	(31,514)
Treasury stock at cost, 45,504 and 51,160 shares, and other	(33,242)	(23,115)
Total TCF Financial Corporation stockholders’ equity	1,756,265	1,471,663
Non-controlling interest in subsidiaries	13,380	8,500
Total equity	1,769,645	1,480,163
Total liabilities and equity	$18,834,443	$18,465,025

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share data)	2011	2010	2011	2010

Interest income:
Loans and leases	$213,823	$221,913	$428,496	$443,177
Securities available for sale	20,639	21,065	40,068	42,472
Investments and other	1,836	1,236	3,637	2,377
Total interest income	236,298	244,214	472,201	488,026
Interest expense:
Deposits	11,430	16,281	23,434	33,885
Borrowings	48,718	51,434	98,577	102,980
Total interest expense	60,148	67,715	122,011	136,865
Net interest income	176,150	176,499	350,190	351,161
Provision for credit losses	44,005	49,013	89,279	99,504
Net interest income after provision for credit losses	132,145	127,486	260,911	251,657
Non-interest income:
Fees and service charges	56,396	77,845	109,909	144,017
Card revenue	28,219	28,591	54,803	55,663
ATM revenue	7,091	7,844	13,796	14,866
Subtotal	91,706	114,280	178,508	214,546
Leasing and equipment finance	22,279	20,528	49,029	40,880
Other	384	1,235	1,078	3,690
Fees and other revenue	114,369	136,043	228,615	259,116
Losses on securities	(227)	(137)	(227)	(567)
Total non-interest income	114,142	135,906	228,388	258,549
Non-interest expense:
Compensation and employee benefits	89,997	86,983	180,270	175,208
Occupancy and equipment	30,783	31,311	62,942	63,492
FDIC insurance	7,542	5,219	14,737	10,700
Deposit account premiums	6,166	5,478	9,364	12,276
Advertising and marketing	3,479	3,734	6,639	6,554
Other	37,067	35,053	71,633	69,463
Subtotal	175,034	167,778	345,585	337,693
Foreclosed real estate and repossessed assets, net	12,617	8,756	25,485	18,016
Operating lease depreciation	7,859	9,812	15,787	19,852
Other credit costs, net	496	2,723	3,044	5,310
Total non-interest expense	196,006	189,069	389,901	380,871
Income before income tax expense	50,281	74,323	99,398	129,335
Income tax expense	18,758	28,112	37,200	48,902
Income after income tax expense	31,523	46,211	62,198	80,433
Income attributable to non-controlling interest	1,686	1,186	2,675	1,487
Net income available to common stockholders	$29,837	$45,025	$59,523	$78,946

Net income per common share:
Basic	$.19	$.32	$.39	$.58
Diluted	$.19	$.32	$.39	$.58

Dividends declared per common share	$.05	$.05	$.10	$.10

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
					Accumulated
	Number of		Additional		Other	Treasury		Non-
	Common	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Shares Issued	Stock	Capital	Earnings	Income (Loss)	and Other	Total	Interests	Equity
Balance, December 31, 2009	130,339,500	$1,303	$297,429	$946,002	$(18,545)	$(50,827)	$1,175,362	$4,393	$1,179,755
Comprehensive income:
Income after income tax expense	-	-	-	78,946	-	-	78,946	1,487	80,433
Other comprehensive income	-	-	-	-	43,591	-	43,591	-	43,591
Comprehensive income	-	-	-	78,946	43,591	-	122,537	1,487	124,024
Public offering of common stock	12,322,250	124	164,443	-	-	-	164,567	-	164,567
Investment by non-controlling interest	-	-	-	-	-	-	-	5,723	5,723
Dividends on common stock	-	-	-	(13,472)	-	-	(13,472)	-	(13,472)
Grants of restricted stock, 309,913 shares	-	-	(8,025)	-	-	8,025	-	-	-
Treasury shares sold to TCF employee benefit plans, 640,271 shares	-	-	(6,727)	-	-	16,580	9,853	-	9,853
Cancellation of shares of restricted stock	(10,250)	-	(145)	21	-	-	(124)		(124)
Cancellation of common shares for tax withholding	(103,936)	(2)	(1,430)	-	-	-	(1,432)	-	(1,432)
Amortization of stock compensation	-	-	4,751	-	-	-	4,751	-	4,751
Stock compensation tax benefits	-	-	891	-	-	-	891	-	891
Change in shares held in trust for deferred compensation plans, at cost	-	-	253	-	-	(253)	-	-	-
Balance, June 30, 2010	142,547,564	$1,425	$451,440	$1,011,497	$25,046	$(26,475)	$1,462,933	$11,603	$1,474,536

Balance, December 31, 2010	142,965,012	$1,430	$459,884	$1,064,978	$(31,514)	$(23,115)	$1,471,663	$8,500	$1,480,163
Comprehensive income:
Income after income tax expense	-	-	-	59,523	-	-	59,523	2,675	62,198
Other comprehensive income	-	-	-	-	7,691	-	7,691	-	7,691
Comprehensive income	-	-	-	59,523	7,691	-	67,214	2,675	69,889
Public offering of common stock	15,081,968	151	219,515	-	-	-	219,666	-	219,666
Investment by non-controlling interest	-	-	-	-	-	-	-	2,205	2,205
Dividends on common stock	-	-	-	(14,975)	-	-	(14,975)	-	(14,975)
Grants of restricted stock, 1,193,656 shares	1,188,000	12	(158)	-	-	146	-	-	-
Common shares purchased by TCF employee benefit plans	641,799	7	9,907	-	-	-	9,914	-	9,914
Cancellation of shares of restricted stock	(27,850)	-	(177)	15	-	-	(162)		(162)
Cancellation of common shares for tax withholding	(184,325)	(3)	(2,788)	-	-	-	(2,791)	-	(2,791)
Amortization of stock compensation	-	-	5,259	-	-	-	5,259	-	5,259
Stock compensation tax benefits	-	-	477	-	-	-	477	-	477
Change in shares held in trust for deferred compensation plans, at cost	-	-	10,273	-	-	(10,273)	-	-	-
Balance, June 30, 2011	159,664,604	$1,597	$702,192	$1,109,541	$(23,823)	$(33,242)	$1,756,265	$13,380	$1,769,645

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$59,523	$78,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	89,279	99,504
Depreciation and amortization	40,272	44,380
Net increase in other assets and accrued expenses and other liabilities	79,305	24,772
Other, net	6,042	5,008
Total adjustments	214,898	173,664
Net cash provided by operating activities	274,421	252,610

Cash flows from investing activities:
Principal collected on loans and leases, net of loan originations and purchases	291,226	94,256
Purchases of equipment for lease financing	(417,862)	(381,130)
Proceeds from sales of loans and leases	54,957	-
Purchases of securities available for sale	(512,762)	(91,397)
Proceeds from maturities of and principal collected on securities available for sale	264,125	127,868
Purchases of Federal Home Loan Bank stock	(4,439)	(2,225)
Redemption of Federal Home Loan Bank stock	22,250	11,135
Proceeds from sales of real estate owned	56,698	51,494
Purchases of premises and equipment	(15,602)	(19,407)
Other, net	18,359	15,089
Net cash used by investing activities	(243,050)	(194,317)

Cash flows from financing activities:
Net increase (decrease) in deposits	354,361	(45,276)
Net decrease in short-term borrowings	(117,276)	(229,799)
Proceeds from long-term borrowings	1,345	154,745
Payments on long-term borrowings	(402,884)	(21,954)
Net proceeds from public offering of common stock	219,666	164,567
Net investment by non-controlling interest	2,205	5,723
Dividends paid on common stock	(14,975)	(13,472)
Common stock sold to TCF employee benefit plans	9,914	-
Treasury shares sold to TCF employee benefit plans	-	9,853
Other, net	4,876	5,868
Net cash provided by financing activities	57,232	30,255
Net increase in cash and due from banks	88,603	88,548
Cash and due from banks at beginning of period	663,901	299,127
Cash and due from banks at end of period	$752,504	$387,675

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$118,117	$131,088
Income taxes	$519	$36,332
Transfer of loans and leases to other assets	$93,100	$97,287
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

(2)      Investments

The carrying values of investments consist of the following.

	At	At
	June 30,	December 31,
(In thousands)	2011	2010
Federal Home Loan Bank stock, at cost:
Des Moines	$119,088	$136,899
Chicago	4,617	4,617
Subtotal	123,705	141,516
Federal Reserve Bank stock, at cost	30,694	30,684
Other	7,431	7,568
Total investments	$161,830	$179,768

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

During the second quarter and first six months of 2011, TCF recorded impairment charges of $16 thousand on other investments, which had a carrying value of $7.4 million at June 30, 2011. During the second quarter and first six months of 2010, TCF recorded impairment charges of $137 thousand and $241 thousand, respectively, on other investments, which had a carrying value of $7.7 million at June 30, 2010.

(3)      Securities Available for Sale

Securities available for sale consist of the following.

	At June 30, 2011				At December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,346,543	$26,409	$41,794	$2,331,158	$1,929,098	$16,579	$42,141	$1,903,536
Other	165	-	-	165	222	-	-	222
U.S. Treasury Bills	130,000	-	-	130,000	24,999	1	-	25,000
Other securities	2,400	-	356	2,044	2,610	-	194	2,416
Total	$2,479,108	$26,409	$42,150	$2,463,367	$1,956,929	$16,580	$42,335	$1,931,174

Weighted-average yield	3.62%				3.87%

TCF recorded $211 thousand of impairment charges on other securities during the second quarter of 2011 and no impairment charges during the same 2010 period.  TCF recorded impairment charges of $211 thousand and $326 thousand on other securities for the first six months of 2011 and 2010, respectively.  The other securities had fair values of $2 million and $3.6 million at June 30, 2011 and 2010, respectively.

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  Unrealized losses on securities available for sale are due to changes in interest rates, lower values for equity securities and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At June 30, 2011:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$1,137,144	$41,794	$-	$-	$1,137,144	$41,794
Other securities	1,843	356	-	-	1,843	356
Total	$1,138,987	$42,150	$-	$-	$1,138,987	$42,150

At December 31, 2010
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$988,753	$42,141	$-	$-	$988,753	$42,141
Other securities	2,216	194	-	-	2,216	194

Total	$990,969	$42,335	$-	$-	$990,969	$42,335

The amortized cost and fair value of securities available for sale at June 30, 2011, by contractual maturity, are shown below.

	Amortized
(In thousands)	Cost	Fair Value
Due in one year or less	$130,100	$130,100
Due in 1-5 years	199	207
Due in 5-10 years	194	200
Due after 10 years	2,346,415	2,331,017
No stated maturity	2,200	1,843
Total	$2,479,108	$2,463,367

(4)      Loans and Leases

The following table sets forth information about loans and leases.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2011	2010	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,833,744	$4,893,887	(1.2	) %
Junior lien	2,184,496	2,262,194	(3.4)
Total consumer real estate	7,018,240	7,156,081	(1.9)
Other	37,510	39,188	(4.3)
Total consumer real estate and other	7,055,750	7,195,269	(1.9)
Commercial:
Commercial real estate:
Permanent	3,128,149	3,125,837.1
Construction and development	181,713	202,379	(10.2)
Total commercial real estate	3,309,862	3,328,216	(.6)
Commercial business	304,533	317,987	(4.2)
Total commercial	3,614,395	3,646,203	(.9)
Leasing and equipment finance (1):
Equipment finance loans	974,323	939,474	3.7
Lease financings:
Direct financing leases	2,120,654	2,277,753	(6.9)
Sales-type leases	32,706	29,728	10.0
Lease residuals	105,643	109,555	(3.6)
Unearned income and deferred lease costs	(177,448)	(202,032)	(12.2)
Total lease financings	2,081,555	2,215,004	(6.0)
Total leasing and equipment finance	3,055,878	3,154,478	(3.1)
Inventory finance	905,922	792,354	14.3
Total loans and leases	$14,631,945	$14,788,304	(1.1	) %

(1)	Operating leases of $66.4 million at June 30, 2011 and $77.4 million at December 31, 2010 are included in other assets in the Consolidated Statements of Financial Condition.

For certain leases, TCF sells minimum lease payments to third-party financial institutions at fixed rates.  For those transactions which achieve sale treatment, the related lease cash flow stream is not recognized on TCF’s Statements of Financial Condition.  During the three months ended June 30, 2011, TCF sold $18.2 million of minimum lease payments receivables, receiving cash of $18.5 million and recognizing a gain of $276 thousand. During the six months ended June 30, 2011, TCF sold $44.8 million of minimum lease payments receivables, receiving cash of $50.9 million and recognizing a gain of $6.1 million.  The retained residual values related to 2011 sales reported within the Statements of Financial Condition at June 30, 2011 totaled $2.2 million. At June 30, 2011, TCF’s lease residuals reported within the table above include $3.2 million related to sales of minimum lease payments receivables.

Acquired Loans and Leases  Non-accretable discounts of $3.3 million and $4.2 million remained on previously purchased loan and lease portfolios at June 30, 2011 and December 31, 2010, respectively.  In the future, if TCF is unable to collect the expected cash flows or reduces its expectations below the current level, an allowance for credit losses will be established on these acquired portfolios.

The excess of expected cash flows to be collected over the initial fair value of the acquired portfolios is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired portfolios using the effective yield method.  The accretable yield is affected by changes in interest rate indices for variable-rate acquired portfolios, changes in prepayment assumptions and changes in the expected principal and interest payments over the estimated life of the loan.  These loans and leases are classified as accruing and interest income continues to be recognized unless expected losses exceed the non-accretable discount.

Within the acquired loan and lease portfolios, there are certain loans which had experienced deterioration in credit quality at the time of acquisition.  These loans had outstanding principal balances of $9.9 million and $13.7 million at June 30, 2011 and December 31, 2010, respectively.  The non-accretable discount on loans acquired with deteriorated credit quality was $767 thousand and $769 thousand at June 30, 2011 and December 31, 2010, respectively.  The remaining accretion to be recognized in income for these loans was $141 thousand at June 30, 2011 and $207 thousand at December 31, 2010.  Accretion of $29 thousand and $34 thousand was recorded to income during the three months ended June 30, 2011 and June 30, 2010, respectively. Accretion of $66 thousand and $85 thousand was recorded to income during the six months ended June 30, 2011 and June 30, 2010, respectively.

(5)       Allowance for Loan and Lease Losses and Credit Quality Information

Allowance for Loan and Lease Losses  The following tables provide information regarding the allowance for loan and lease losses and other credit loss reserves.

	At or For the Three Months Ended June 30, 2011
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Allowance for loan and lease losses:
Balance, at beginning of quarter	$175,573	$50,119	$26,272	$3,344	$255,308
Charge-offs	(40,236)	(3,030)	(4,855)	(336)	(48,457)
Recoveries	2,881	346	1,377	8	4,612
Net charge-offs	(37,355)	(2,684)	(3,478)	(328)	(43,845)
Provision for credit losses	38,919	3,348	1,817	(79)	44,005
Other	-	-	-	4	4
Balance, at end of quarter	177,137	50,783	24,611	2,941	255,472
Other credit loss reserves
Reserves for unfunded commitments	1,155	1,068	-	-	2,223
Total credit loss reserves	$178,292	$51,851	$24,611	$2,941	$257,695

	At or For the Three Months Ended June 30, 2010
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Allowance for loan and lease losses:
Balance, at beginning of quarter	$173,488	$41,420	$32,993	$2,529	$250,430
Charge-offs	(35,339)	(9,420)	(8,717)	(178)	(53,654)
Recoveries	4,270	277	1,203	104	5,854
Net charge-offs	(31,069)	(9,143)	(7,514)	(74)	(47,800)
Provision for credit losses	28,961	12,978	6,964	110	49,013
Balance, at end of quarter	171,380	45,255	32,443	2,565	251,643
Other credit loss reserves
Reserves for unfunded commitments	1,368	3,213	-	-	4,581
Total credit loss reserves	$172,748	$48,468	$32,443	$2,565	$256,224

	At or For the Six Months Ended June 30, 2011
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Allowance for loan and lease losses:
Balance, at beginning of year	$174,503	$62,478	$26,301	$2,537	$265,819
Charge-offs	(79,243)	(20,942)	(8,805)	(571)	(109,561)
Recoveries	6,851	480	2,538	35	9,904
Net charge-offs	(72,392)	(20,462)	(6,267)	(536)	(99,657)
Provision for credit losses	75,026	8,767	4,577	909	89,279
Other	-	-	-	31	31
Balance, at end of period	177,137	50,783	24,611	2,941	255,472
Other credit loss reserves
Reserves for unfunded commitments	1,155	1,068	-	-	2,223
Total credit loss reserves	$178,292	$51,851	$24,611	$2,941	$257,695

	At or For the Six Months Ended June 30, 2010
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Allowance for loan and lease losses:
Balance, at beginning of year	$167,442	$43,504	$32,063	$1,462	$244,471
Charge-offs	(70,067)	(17,423)	(16,085)	(630)	(104,205)
Recoveries	9,370	444	1,928	131	11,873
Net charge-offs	(60,697)	(16,979)	(14,157)	(499)	(92,332)
Provision for credit losses	64,635	18,730	14,537	1,602	99,504
Balance, at end of period	171,380	45,255	32,443	2,565	251,643
Other credit loss reserves
Reserves for unfunded commitments	1,368	3,213	-	-	4,581
Total credit loss reserves	$172,748	$48,468	$32,443	$2,565	$256,224

The following tables provide other information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At June 30, 2011
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$176,076	$26,383	$18,251	$2,675	$223,385
Individually evaluated for loss potential	1,061	24,400	6,360	266	32,087
Total	$177,137	$50,783	$24,611	$2,941	$255,472
Loans and leases outstanding:
Collectively evaluated for loss potential	$7,049,564	$2,903,042	$3,014,672	$900,600	$13,867,878
Individually evaluated for loss potential	6,186	711,353	31,290	5,322	754,151
Loans acquired with deteriorated credit quality	-	-	9,916	-	9,916
Total	$7,055,750	$3,614,395	$3,055,878	$905,922	$14,631,945

	At December 31, 2010
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$173,726	$26,928	$17,478	$2,097	$220,229
Individually evaluated for loss potential	777	35,550	8,823	440	45,590
Total	$174,503	$62,478	$26,301	$2,537	$265,819
Loans and leases outstanding:
Collectively evaluated for loss potential	$7,182,753	$2,933,466	$3,102,581	$785,231	$14,004,031
Individually evaluated for loss potential	12,516	712,737	38,243	7,123	770,619
Loans acquired with deteriorated credit quality	-	-	13,654	-	13,654
Total	$7,195,269	$3,646,203	$3,154,478	$792,354	$14,788,304

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

	At June 30, 2011
(In thousands)	0-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total 60+ Days Delinquent and Accruing	Total Performing	Non-Accrual	Total
Consumer real estate and other:
First mortgage lien	$4,629,817	$28,100	$45,990	$74,090	$4,703,907	$129,837	$4,833,744
Junior lien	2,145,647	8,591	9,189	17,780	2,163,427	21,069	2,184,496
Other	37,307	145	26	171	37,478	32	37,510
Total consumer real estate and other	6,812,771	36,836	55,205	92,041	6,904,812	150,938	7,055,750
Commercial real estate	3,196,977	6,238	-	6,238	3,203,215	106,647	3,309,862
Commercial business	270,773	-	-	-	270,773	33,760	304,533
Total commercial	3,467,750	6,238	-	6,238	3,473,988	140,407	3,614,395
Leasing and equipment finance:
Middle market	1,561,505	2,016	86	2,102	1,563,607	20,439	1,584,046
Small ticket	711,068	671	461	1,132	712,200	8,796	720,996
Winthrop	498,696	-	-	-	498,696	195	498,891
Other	160,854	43	-	43	160,897	252	161,149
Total leasing and equipment finance	2,932,123	2,730	547	3,277	2,935,400	29,682	2,965,082
Inventory finance	905,139	113	36	149	905,288	634	905,922
Subtotal	14,117,783	45,917	55,788	101,705	14,219,488	321,661	14,541,149
Portfolios acquired with deteriorated credit quality	88,637	676	1,483	2,159	90,796	-	90,796
Total	$14,206,420	$46,593	$57,271	$103,864	$14,310,284	$321,661	$14,631,945

	At December 31, 2010
(In thousands)	0-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total 60+ Days Delinquent and Accruing	Total Performing	Non-Accrual	Total
Consumer real estate and other:
First mortgage lien	$4,679,168	$30,910	$42,938	$73,848	$4,753,016	$140,871	$4,893,887
Junior lien	2,214,805	7,398	13,365	20,763	2,235,568	26,626	2,262,194
Other	39,099	30	9	39	39,138	50	39,188
Total consumer real estate and other	6,933,072	38,338	56,312	94,650	7,027,722	167,547	7,195,269
Commercial real estate	3,215,055	8,856	-	8,856	3,223,911	104,305	3,328,216
Commercial business	279,879	165	-	165	280,044	37,943	317,987
Total commercial	3,494,934	9,021	-	9,021	3,503,955	142,248	3,646,203
Leasing and equipment finance:
Middle market	1,606,125	3,221	330	3,551	1,609,676	23,153	1,632,829
Small ticket	695,491	3,172	727	3,899	699,390	11,018	710,408
Winthrop	529,467	462	-	462	529,929	134	530,063
Other	158,431	-	-	-	158,431	102	158,533
Total leasing and equipment finance	2,989,514	6,855	1,057	7,912	2,997,426	34,407	3,031,833
Inventory finance	790,955	189	155	344	791,299	1,055	792,354
Subtotal	14,208,475	54,403	57,524	111,927	14,320,402	345,257	14,665,659
Portfolios acquired with deteriorated credit quality	119,529	1,215	1,901	3,116	122,645	-	122,645
Total	$14,328,004	$55,618	$59,425	$115,043	$14,443,047	$345,257	$14,788,304

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Contractual interest due on non-accrual loans and leases	$9,698	$10,044	$19,360	$18,652
Interest income recognized on loans and leases in non-accrual status	1,841	1,528	4,037	2,862
Net reduction in interest income	$7,857	$8,516	$15,323	$15,790

The following table summarizes consumer real estate loans to customers in bankruptcy.

	At June 30,	At December 31,
(In thousands)	2011	2010
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$117,464	$86,410
60+ days delinquent and accruing	3,165	1,850
Non-accrual	28,285	23,610
Total consumer real estate loans to customers in bankruptcy	$148,914	$111,870

For the six months ended June 30, 2011 and 2010, interest income would have been reduced by approximately $105 thousand and $88 thousand, respectively, had the accrual of interest income been discontinued upon notification of bankruptcy.

Loan Modifications for Borrowers with Financial Difficulties  Included within the loans and leases in the previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession compared to the original terms of the loan, the modified loan is classified as a troubled debt restructuring (“TDR”). TCF’s TDR concessions granted generally do not include forgiveness of principal balances. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to or greater than the rate that TCF was willing to accept at the time of modification for a new loan with comparable risk and the loans are performing based on the terms of the restructuring agreements. All loans classified as TDRs are considered to be impaired. TCF held consumer real estate loan TDRs of $386.1 million and $367.9 million at June 30, 2011 and December 31, 2010, respectively, of which $343.6 million and $337.4 million were accruing at June 30, 2011 and December 31, 2010, respectively. TCF also held $70.8 million and $66.3 million of commercial loan TDRs at June 30, 2011 and December 31, 2010, respectively, of which $27.1 million and $48.8 million were accruing at June 30, 2011 and December 31, 2010, respectively. The amount of additional funds committed to borrowers who are in TDR status was $1.4 million at June 30, 2011 and $2.2 million at December 31, 2010.

TDRs are evaluated separately in TCF’s allowance methodology based on the expected cash flows for loans in this status. The allowance on accruing consumer real estate loan TDRs was $44.5 million, or 12.9% of the outstanding balance at June 30, 2011, and $36.8 million, or 10.9% of the outstanding balance at December 31, 2010. The reserve percentage increased for June 30, 2011 compared with December 31, 2010 primarily due to more modifications being extended, longer expected modification periods and lower expected realizable values on re-defaulted loans due to continued declines in property values, partially offset by revisions of re-default rates. For consumer real estate TDRs, TCF utilized re-default rates ranging from 10% to 19.5%, depending on modification type, in determining impairment, which is consistent with actual experience.  The allowance on accruing commercial loan TDRs was $1.8 million, or 6.7% of the outstanding balance, at June 30, 2011 and $695 thousand, or 1.4% of the outstanding balance, at December 31, 2010.

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

The following table provides interest income recognized on accruing TDRs and contractual interest that would have been recorded had the loans performed in accordance with their original contractual terms.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Contractual interest due on TDRs	$6,345	$5,153	$12,570	$9,870
Interest income recognized on TDRs	3,390	2,685	6,803	5,099
Net reduction in interest income	$2,955	$2,468	$5,767	$4,771

Impaired Loans  TCF considers impaired loans to include non-accrual commercial, equipment finance and inventory finance loans along with consumer real estate and commercial TDRs. Non-accrual impaired loans are included in the previous tables within the amounts disclosed as non-accrual and the accruing consumer real estate and commercial TDRs have been previously disclosed as performing within the tables of performing and non-accrual loans and leases. In the following table, the loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition whereas the unpaid contractual balance represents the balances legally owed by the borrowers, excluding write-downs.

The following impaired loans were included in previous amounts disclosed within Performing and Non-accrual Loans and Leases and Loan Modifications for Borrowers with Financial Difficulties.

	At June 30, 2011
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$323,827	$323,391	$43,811
Junior lien	20,357	20,385	2,975
Total consumer real estate	344,184	343,776	46,786

Commercial real estate	183,021	129,086	11,158
Commercial business	45,100	38,435	7,225
Total commercial	228,121	167,521	18,383
Leasing and equipment finance:
Middle market	13,126	13,126	2,399
Small ticket	633	633	146
Other	252	252	6
Total leasing and equipment finance	14,011	14,011	2,551
Inventory finance	634	634	75
Total impaired loans with an allowance recorded	586,950	525,942	67,795
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	54,010	40,709	-
Junior lien	2,891	1,643	-
Total consumer real estate	56,901	42,352	-
Total impaired loans	$643,851	$568,294	$67,795

	At December 31, 2010
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$315,289	$314,852	$35,340
Junior lien	21,679	21,717	3,006
Total consumer real estate	336,968	336,569	38,346

Commercial real estate	192,426	153,143	20,214
Commercial business	41,168	37,943	8,558
Total commercial	233,594	191,086	28,772
Leasing and equipment finance:
Middle market	13,181	13,181	2,745
Small ticket	524	524	155
Other	102	102	2
Total leasing and equipment finance	13,807	13,807	2,902
Inventory finance	1,055	1,055	185
Total impaired loans with an allowance recorded	585,424	542,517	70,205
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	37,822	29,688	-
Junior lien	2,972	1,655	-
Total consumer real estate	40,794	31,343	-
Total impaired loans	$626,218	$573,860	$70,205

The decrease in the loan balance of impaired loans from December 31, 2010 was primarily due to a decrease of $21.7 million in accruing commercial loan TDRs, partially offset by a $6.2 million increase in accruing consumer real estate TDRs. Included in impaired loans were $327.4 million and $326.1 million of accruing consumer real estate loan TDRs less than 90 days past due as of June 30, 2011 and December 31, 2010, respectively.

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and six months ended June 30, 2011, respectively, are included within the table below.

	For the three months ended		For the six months ended
	June 30, 2011		June 30, 2011
(In thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$320,940	$2,722	$319,122	$5,557
Junior lien	20,685	187	21,051	381
Total consumer real estate	341,625	2,909	340,173	5,938
Commercial real estate	119,804	248	141,115	486
Commercial business	36,566	31	38,189	32
Total commercial	156,370	279	179,304	518
Leasing and equipment finance:
Middle market	13,281	2	13,154	13
Small ticket	870	8	579	9
Other	186	-	177	-
Total leasing and equipment finance	14,337	10	13,910	22
Inventory finance	1,036	13	845	42
Total impaired loans with an allowance recorded	513,368	3,211	534,232	6,520
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	38,064	237	35,199	436
Junior lien	1,713	21	1,649	40
Total consumer real estate	39,777	258	36,848	476
Total impaired loans	$553,145	$3,469	$571,080	$6,996

(6)       Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At June 30, 2011		At December 31, 2010
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2011	$-	-%	$300,000	4.64%
	2013	400,000.97		400,000.97
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Subtotal		3,950,000	4.02	4,250,000	4.07
Subordinated bank notes	2014	71,020	1.90	71,020	1.96
	2015	50,000	1.83	50,000	1.89
	2016	74,625	5.63	74,589	5.63
Subtotal		195,645	3.30	195,609	3.34
Junior subordinated notes (trust preferred)	2068	112,889	15.35	111,061	12.28
Senior unsecured term note	2012	-	-	89,787	3.83
Discounted lease rentals	2011	35,259	5.32	84,101	5.30
	2012	57,802	5.31	61,829	5.31
	2013	35,994	5.28	39,155	5.28
	2014	16,470	5.12	16,463	5.12
	2015	5,545	5.04	5,211	5.02
	2016	3,971	4.98	3,818	4.98
	2017	1,787	4.98	1,787	4.98
Subtotal		156,828	5.26	212,364	5.27
Total long-term borrowings		$4,415,362	4.32	$4,858,821	4.27

Included in FHLB advances and repurchase agreements at June 30, 2011 are $300 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity. In addition, TCF has $100 million of FHLB advances and $200 million of repurchase agreements which contain one-time call provisions in 2011.

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

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at June 30, 2011 were as follows.

(Dollars in thousands)		Weighted-		Weighted-
Year	Next Call	Average Rate	Stated Maturity	Average Rate

2011	$600,000	3.78%	$-	-%
2015	-	-	200,000	3.88
2017	-	-	100,000	4.37
2018	-	-	300,000	3.51
Total	$600,000	3.78	$600,000	3.78

During the first quarter of 2011, TCF repaid its $90 million senior unsecured variable-rate term note. TCF was not in default with respect to any of its covenants under the variable-rate term note agreement prior to or at the time of repayment.

(7)                   Equity

Treasury stock and other consists of the following:

	At	At
	June 30,	December 31,
(In thousands)	2011	2010
Treasury stock, at cost	$(1,178)	$(1,325)
Shares held in trust for deferred compensation plans, at cost	(32,064)	(21,790)
Total	$(33,242)	$(23,115)

In March 2011, TCF completed a public offering of common stock which raised net proceeds of $219.7 million through the issuance of 15,081,968 common shares.  At June 30, 2011, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors.

At June 30, 2011, TCF had 3,199,988 outstanding warrants to purchase common stock with a strike price of $16.93 per share. Upon completion of the U.S. Treasury’s secondary public offering of the warrants issued under the Capital Purchase Program (“CPP”) in December of 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol “TCBWS”. As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

TCF has a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® branded products with reliable, cost-effective sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron. As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements. Toro’s interest is reported as a non-controlling interest within equity and qualifies as tier 1 regulatory capital.

TCF continues to be well-capitalized based on the capital requirements determined by the Federal Reserve Board and the Office of the Comptroller of the Currency (“OCC”). The following table sets forth TCF’s and TCF National Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements. Increases since December 31, 2010 in TCF’s tier 1 and total risk-based capital are primarily the result of the public offering of common stock in March 2011 and increased retained earnings.

			Minimum		Well-Capitalized
	Actual		Capital Requirement (1)		Capital Requirement (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Tier 1 leverage capital
TCF	$1,757,410	9.41%	$560,548	3.00%	N.A	N.A.
TCF National Bank	1,601,842	8.63	556,700	3.00	$927,833	5.00%
Tier 1 risk-based capital
TCF	1,757,410	12.72	552,798	4.00	829,196	6.00
TCF National Bank	1,601,842	11.60	552,388	4.00	828,581	6.00
Total risk-based capital
TCF	2,049,616	14.83	1,105,595	8.00	1,381,994	10.00
TCF National Bank	1,893,921	13.71	1,104,775	8.00	1,380,969	10.00
As of December 31, 2010:
Tier 1 leverage capital
TCF	$1,475,525	8.00%	$553,448	3.00%	N.A.	N.A.
TCF National Bank	1,519,201	8.24	553,146	3.00	$921,909	5.00%
Tier 1 risk-based capital
TCF	1,475,525	10.59	557,164	4.00	835,746	6.00
TCF National Bank	1,519,201	10.91	556,756	4.00	835,133	6.00
Total risk-based capital
TCF	1,808,412	12.98	1,114,328	8.00	1,392,910	10.00
TCF National Bank	1,851,962	13.31	1,113,511	8.00	1,391,889	10.00

N.A. Not Applicable.

(1) The minimum and well capitalized requirements are determined by the Federal Reserve for TCF and by the OCC for TCF National

Bank pursuant to the FDIC Improvement Act of 1991. At June 30, 2011, TCF and TCF National Bank exceeded their regulatory capital requirements and are considered “well-capitalized”.

(8)                   Foreign Exchange Contracts

Forward foreign exchange contracts to sell a foreign currency are used to manage the foreign exchange risk associated with certain assets, liabilities and forecasted transactions.  Forward foreign exchange contracts represent agreements to exchange a foreign currency for U.S. dollars at an agreed-upon price on an agreed-upon settlement date.

All forward foreign exchange contracts are recognized within other assets or other liabilities at fair value on the Statement of Financial Condition.  These typically settle within 30 days, with the exception of contracts associated with cash flow hedges, which have maturities as long as seven months.

The following tables summarize the forward foreign exchange contracts as of June 30, 2011 and December 31, 2010.  See Note 9 of Notes to Consolidated Financial Statements for additional information regarding the fair value measurement of forward foreign exchange contracts.

		At June 30, 2011
			Receivables			Payables
(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$159,224	$-	$5	$5	$286	$2,996	$3,282
Netting adjustments (1)		-	(5)	(5)	-	(5)	(5)
Carrying value of contracts		$-	$-	$-	$286	$2,991	$3,277

		At December 31, 2010
		Receivables			Payables
(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$185,540	$12	$3	$15	$198	$1,659	$1,857
Netting adjustments (1)		(12)	(3)	(15)	(12)	(3)	(15)
Carrying value of contracts		$-	$-	$-	$186	$1,656	$1,842

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

Cash Flow Hedges Foreign exchange contracts, which include forward contracts, are used to manage the foreign exchange risk associated with TCF’s minimum lease payment stream. These foreign exchange contracts are hedges of the forecasted cash flows from the underlying lease agreement expected through August 2011. At June 30, 2011 and December 31, 2010, the Company had $26 thousand and $2 thousand, respectively, of unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss). For the three and six months ended June 30, 2011, losses of $11 thousand and $13 thousand, respectively, were excluded from the assessment of hedge effectiveness of TCF’s cash flow hedges.  The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $26 thousand.

Net Investment Hedges Foreign exchange contracts, which include forward contracts and currency options, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned Canadian subsidiary, along with certain assets, liabilities and forecasted transactions of that subsidiary. The gross amount of related gains or losses included in the cumulative translation adjustment within other comprehensive income (loss) for the three and six months ended June 30, 2011, were losses of $150 thousand and $576 thousand, respectively.

The following table summarizes the pre-tax impact of foreign exchange activity on other non-interest expense within the Consolidated Statements of Income and Consolidated Statements of Financial Condition, by accounting designation.

(In thousands)	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
Consolidated Statements of Income:
Foreign exchange gains	$1,070	$5,168
Forward foreign exchange contract losses:
Net investment hedge	$-	$-
Cash flow hedge	(11)	(13)
Not designated as hedges	(1,406)	(5,690)
Total forward foreign exchange contract losses	(1,417)	(5,703)
Net loss	$(347)	$(535)
Consolidated Statements of Financial Condition:
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	$120	$534
Net investment hedge	(150)	(576)
Cash flow hedge	57	(24)
Total	$27	$(66)

TCF executes all of its foreign exchange contracts in the over-the-counter market with large, international financial institutions.  These contracts also include credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements that enhance the creditworthiness of these instruments as compared with other obligations of the respective counterparty with whom TCF has transacted.  These contingent features may be for the benefit of TCF, as well as its counterparties with respect to changes in TCF’s creditworthiness.  At December 31, 2010, TCF had posted $854 thousand of U.S. Treasury securities as collateral under such agreements in the normal course of business. No such collateral was posted at June 30, 2011. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions.

In connection with certain over-the-counter forward foreign exchange contracts, TCF could be required to provide additional collateral or to terminate transactions with certain counterparties in the event that, among other things, TCF National Bank’s long-term debt is rated less than BB- by Standard and Poor’s ratings group.  At June 30, 2011, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $64.4 million and a recorded liability with a fair value of $1.1 million. If these credit risk-related contingent features were triggered, approximately $1.3 million of additional collateral could be required or the contract could be terminated.

(9)                   Fair Value Measurement

Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”.  The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at June 30, 2011.

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

Assets Held in Trust for Deferred Compensation Assets held in trust for deferred compensation plans include investments in publicly traded stocks, excluding TCF common stock reported in treasury and other equity, and U.S. Treasury notes.  The fair value of these assets is based upon prices obtained from independent asset pricing services based on active markets.

Forward Foreign Exchange Contracts TCF’s forward foreign exchange contracts are executed in over-the-counter (“OTC”) markets and are valued using a cash flow model that includes key inputs such as foreign exchange rates and, in accordance with generally accepted accounting principles, an assessment of the risk of counterparty non-performance.  The risk of counterparty non-performance is based on external assessments of credit risk.  The majority of these contracts are based on observable transactions, but not quoted markets, and are classified as Level 2 assets and liabilities. As permitted under generally accepted accounting principles, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the following table, the derivative receivable and payable balances are presented gross of this netting adjustment.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
At June 30, 2011:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$2,331,158	$-	$2,331,158
Other	-	-	165	165
U.S. Treasury bills	130,000	-	-	130,000
Other securities	264	-	1,780	2,044
Forward foreign currency contracts	-	5	-	5
Assets held in trust for deferred compensation plans (4)	10,252	-	-	10,252
Total assets	$140,516	$2,331,163	$1,945	$2,473,624
Forward foreign currency contracts	$-	$3,282	$-	$3,282
Total liabilities	$-	$3,282	$-	$3,282

At December 31, 2010:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$1,903,536	$-	$1,903,536
Other	-	-	222	222
U.S. Treasury bills	25,000	-	-	25,000
Other securities	-	-	2,416	2,416
Forward foreign currency contracts	-	15	-	15
Assets held in trust for deferred compensation plans (4)	9,178	-	-	9,178
Total assets	$34,178	$1,903,551	$2,638	$1,940,367
Forward foreign currency contracts	$-	$1,857	$-	$1,857
Total liabilities	$-	$1,857	$-	$1,857

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

The change in total assets carried at fair value using Company Determined Market Prices, from December 31, 2010 to June 30, 2011, was the result of decreases in fair values of $162 thousand recorded through other comprehensive income and reductions due to principal pay-downs of $56 thousand. Transfers between securities measured at fair value using Readily Available Market Prices and securities measured using Company Determined Market Prices were not material.

The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of such collateral.

Real estate owned and repossessed and returned equipment  The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned equipment is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets that are acquired through foreclosure, repossession or returned are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment.  Real estate owned and repossessed and returned equipment were written down $13.9 million, which is included in foreclosed real estate and repossessed assets, net expense, during the six months ended June 30, 2011.

The table below presents the balances of assets at June 30, 2011 and December 31, 2010 which were measured at fair value on a non-recurring basis.

(In thousands)	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
At June 30, 2011:
Loans (4)	$-	$-	$45,833	$45,833
Real estate owned (5)	-	-	115,285	115,285
Repossessed and returned equipment (5)	-	5,015	25	5,040
Investments (6)	-	-	4,509	4,509
Total	$-	$5,015	$165,652	$170,667
At December 31, 2010:
Loans (4)	$-	$-	$42,683	$42,683
Real estate owned (5)	-	-	127,295	127,295
Repossessed and returned equipment (5)	-	5,731	1,180	6,911
Investments (6)	-	-	4,296	4,296
Total	$-	$5,731	$175,454	$181,185

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

(5) Amounts do not include assets held at cost at June 30, 2011 or December 31, 2010.

(6) Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

(10)            Fair Value of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value.  These fair value estimates were made at June 30, 2011 and December 31, 2010, based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled.  However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

	At June 30,		At December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	$752,504	$752,504	$663,901	$663,901
Investments	161,830	161,830	179,768	179,768
Securities available for sale	2,463,367	2,463,367	1,931,174	1,931,174
Loans:
Consumer real estate and other	7,055,750	6,805,166	7,195,269	6,907,960
Commercial real estate	3,309,862	3,224,220	3,328,216	3,222,201
Commercial business	304,533	292,141	317,987	303,172
Equipment finance loans	974,323	979,229	939,474	942,167
Inventory finance loans	905,922	904,461	792,354	792,940
Allowance for loan losses (1)	(255,472)	-	(265,819)	-
Total financial instrument assets	$15,672,619	$15,582,918	$15,082,324	$14,943,283
Financial instrument liabilities:
Checking, savings and money market deposits	$10,855,588	$10,855,588	$10,556,788	$10,556,788
Certificates of deposit	1,083,888	1,085,495	1,028,327	1,031,090
Short-term borrowings	9,514	9,514	126,790	126,790
Long-term borrowings	4,415,362	4,855,436	4,858,821	5,280,615
Forward foreign currency contracts	3,277	3,277	1,842	1,842
Total financial instrument liabilities	$16,367,629	$16,809,310	$16,572,568	$16,997,125
Financial instruments with off-balance-sheet risk: (2)
Commitments to extend credit (3)	$32,607	$32,607	$33,909	$33,909
Standby letters of credit (4)	(101)	(101)	(92)	(92)
Total financial instruments with off-balance-sheet risk	$32,506	$32,506	$33,817	$33,817

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

Forward Foreign Currency Contracts Forward foreign currency contract assets and liabilities are carried at fair value, which is net of the related cash collateral received and paid when a legally enforceable master netting agreement exists between TCF and the counterparty.

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

(11)            Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the six months ended June 30, 2011.

	Restricted Stock		Stock Options
		Weighted-Average			Weighted-Average
	Shares	Grant Date Fair Value	Shares	Price Range	Exercise Price
Outstanding at December 31, 2010	1,770,625	$13.94	2,208,619	$12.85 - $15.75	$14.44
Granted	1,188,000	12.54	-	-	-
Forfeited	(27,850)	14.49	-	-	-
Vested	(537,247)	13.25	-	-	-
Outstanding at June 30, 2011	2,393,528	$13.39	2,208,619	$12.85 - $15.75	$14.44
Exercisable at June 30, 2011	N.A.	N.A.	1,109,640	-	$14.44
N.A. Not applicable

Unrecognized stock compensation for restricted stock and stock options was $21.9 million with a weighted-average remaining amortization period of 1.3 years at June 30, 2011.  As of June 30, 2011, the weighted average remaining contractual life of stock options outstanding was 6.57 years.

(12)            Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and six months ended June 30, 2011 and 2010.

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Interest cost	$555	$639	$1,111	$1,277
Expected return on plan assets	(691)	(1,236)	(1,382)	(2,472)
Recognized actuarial loss	480	399	959	797
Settlement expense	368	442	737	886
Net periodic benefit cost	$712	$244	$1,425	$488

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Interest cost	$107	$114	$216	$228
Service cost	1	-	1	1
Amortization of transition obligation	1	1	2	2
Recognized actuarial loss	81	79	162	157
Net periodic benefit cost	$190	$194	$381	$388

TCF made no cash contributions to the Pension Plan in either of the six months ended June 30, 2011 or 2010. During the second quarter and first six months of 2011, TCF paid $150 thousand and $268 thousand, respectively, for benefits of the Postretirement Plan, compared with $138 thousand and $295 thousand, respectively, for the same 2010 periods.

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

The following tables set forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

	Retail	Wholesale	Treasury	Support
(In thousands)	Banking	Banking	Services	Services	Eliminations	Consolidated
For the Three Months Ended June 30, 2011:
Revenues from external customers:
Interest income	$97,352	$112,987	$25,959	$-	$-	$236,298
Non-interest income	90,505	23,779	19	(161)	-	114,142
Total	$187,857	$136,766	$25,978	$(161)	$-	$350,440
Net interest income (expense)	$112,042	$69,486	$(4,875)	$15	$(518)	$176,150
Provision for credit losses	37,526	5,887	592	-	-	44,005
Non-interest income	90,505	23,779	4,316	34,154	(38,612)	114,142
Non-interest expense	138,200	51,454	7,138	37,826	(38,612)	196,006
Income tax expense (benefit)	10,467	13,104	(3,005)	(1,290)	(518)	18,758
Income (loss) after income tax expense	16,354	22,820	(5,284)	(2,367)	-	31,523
Income attributable to non-controlling interest	-	1,686	-	-	-	1,686
Net income (loss)	$16,354	$21,134	$(5,284)	$(2,367)	$-	$29,837
Total assets	$7,412,550	$7,814,900	$6,813,551	$165,114	$(3,371,672)	$18,834,443

For the Three Months Ended June 30, 2010:
Revenues from external customers:
Interest income	$102,935	$114,370	$26,909	$-	$-	$244,214
Non-interest income	112,984	22,855	27	40	-	135,906
Total	$215,919	$137,225	$26,936	$40	$-	$380,120
Net interest income (expense)	$110,617	$63,220	$3,233	$(264)	$(307)	$176,499
Provision for credit losses	28,693	19,901	419	-	-	49,013
Non-interest income	112,984	22,855	27	35,575	(35,535)	135,906
Non-interest expense	139,955	47,460	1,954	35,235	(35,535)	189,069
Income tax expense (benefit)	21,569	6,633	578	(361)	(307)	28,112
Income after income tax expense	33,384	12,081	309	437	-	46,211
Income attributable to non-controlling interest	-	1,186	-	-	-	1,186
Net income	$33,384	$10,895	$309	$437	$-	$45,025
Total assets	$7,638,204	$7,617,262	$5,816,467	$70,210	$(3,112,098)	$18,030,045

	Retail	Wholesale	Treasury	Support
(In thousands)	Banking	Banking	Services	Services	Eliminations	Consolidated
For the Six Months Ended June 30, 2011:
Revenues from external customers:
Interest income	$195,370	$225,950	$50,881	$-	$-	$472,201
Non-interest income	176,349	52,100	44	(105)	-	228,388
Total	$371,719	$278,050	$50,925	$(105)	$-	$700,589
Net interest income (expense)	$220,624	$136,629	$(6,105)	$30	$(988)	$350,190
Provision for credit losses	72,671	15,398	1,210	-	-	89,279
Non-interest income	176,349	52,100	8,831	68,218	(77,110)	228,388
Non-interest expense	278,875	102,948	14,045	71,143	(77,110)	389,901
Income tax expense (benefit)	17,531	26,033	(4,419)	(957)	(988)	37,200
Income (loss) after income tax expense	27,896	44,350	(8,110)	(1,938)	-	62,198
Income attributable to non-controlling interest	-	2,675	-	-	-	2,675
Net income (loss)	$27,896	$41,675	$(8,110)	$(1,938)	$-	$59,523
Total assets	$7,412,550	$7,814,900	$6,813,551	$165,114	$(3,371,672)	$18,834,443

For the Six Months Ended June 30, 2010:
Revenues from external customers:
Interest income	$206,973	$226,857	$54,196	$-	$-	$488,026
Non-interest income (loss)	212,419	46,295	54	(219)	-	258,549
Total	$419,392	$273,152	$54,250	$(219)	$-	$746,575
Net interest income (expense)	$217,934	$124,003	$10,327	$(536)	$(567)	$351,161
Provision for credit losses	64,089	34,396	1,019	-	-	99,504
Non-interest income	212,419	46,295	54	69,263	(69,482)	258,549
Non-interest expense	278,552	95,582	4,000	72,219	(69,482)	380,871
Income tax expense (benefit)	33,938	14,560	2,425	(1,454)	(567)	48,902
Income (loss) after income tax expense	53,774	25,760	2,937	(2,038)	-	80,433
Income attributable to non-controlling interest	-	1,487	-	-	-	1,487
Net income (loss)	$53,774	$24,273	$2,937	$(2,038)	$-	$78,946
Total assets	$7,638,204	$7,617,262	$5,816,467	$70,210	$(3,112,098)	$18,030,045

(14)     Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per-share data)	2011	2010	2011	2010
Basic Earnings Per Common Share
Net income available to common stockholders	$29,837	$45,025	$59,523	$78,946
Earnings allocated to participating securities	88	236	194	421
Earnings allocated to common stock	$29,749	$44,789	$59,329	$78,525
Weighted-average shares outstanding	158,885,491	141,419,197	152,299,889	137,377,484
Restricted stock	(1,821,178)	(1,066,836)	(1,535,337)	(1,007,692)
Weighted-average common shares outstanding for basic earnings per common share	157,064,313	140,352,361	150,764,552	136,369,792
Basic earnings per share	$.19	$.32	$.39	$.58

Diluted Earnings Per Common Share
Earnings allocated to common stock	$29,749	$44,789	$59,329	$78,525
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	157,064,313	140,352,361	150,764,552	136,369,792
Net dilutive effect of:
Non-participating restricted stock	202,785	47,793	150,923	19,185
Stock options	195,659	229,284	220,614	135,017
Warrants	-	3,474	-	-
Weighted-average common shares outstanding for diluted earnings per common share	157,462,757	140,632,912	151,136,089	136,523,994
Diluted earnings per share	$.19	$.32	$.39	$.58

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

At June 30, 2011 and 2010, 634 thousand shares and 281 thousand shares, respectively, related to participating and non-participating restricted stock and 3.2 million warrants at June 30, 2011 were outstanding and not included in the computation of diluted earnings per common share because they were anti-dilutive.

(15)     Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss). The following table summarizes the components of comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net income	$29,837	$45,025	$59,523	$78,946
Other comprehensive income (losses):
Unrealized gains arising during the period on securities available for sale	31,084	57,910	10,014	67,161
Recognized pension and postretirement actuarial losses, settlement expense, prior service cost and transition obligation	930	921	1,860	1,842
Foreign currency translation adjustment	120	(640)	534	(320)
Net investment hedge	(150)	-	(576)	-
Cash flow hedge	57	-	(24)	-
Income tax expense	(11,692)	(21,309)	(4,117)	(25,092)
Total other comprehensive income	20,349	36,882	7,691	43,591
Comprehensive income	$50,186	$81,907	$67,214	$122,537

(16)     Other Expense

Other expense consists of the following.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Card processing and issuance	$4,635	$4,871	$9,098	$9,477
Professional fees	3,036	2,603	6,719	5,560
Outside processing	2,988	2,863	6,022	5,668
Telecommunications	3,067	2,983	6,009	6,055
Postage and courier	2,597	2,894	5,082	6,309
Deposit account losses	2,083	2,904	4,154	5,721
Office supplies	1,637	2,123	3,354	4,406
ATM processing	1,269	1,616	2,462	3,172
Other	15,755	12,196	28,733	23,095
Total other expense	$37,067	$35,053	$71,633	$69,463

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a bank holding company based in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank, is headquartered in South Dakota. TCF had 439 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets) at June 30, 2011.

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

TCF’s lending strategy is to originate high credit quality and primarily secured loans and leases. TCF’s retail lending operation offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on properties or to customers located within TCF’s primary banking markets. The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc., a company that delivers equipment finance solutions to businesses in select markets, and Winthrop Resources Corporation, a company that primarily leases technology and data processing equipment.  TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. TCF’s inventory finance business originates commercial variable-rate loans which are secured by equipment under a floorplan arrangement and supported by repurchase agreements from original equipment manufacturers to dealers of the equipment in the United States and Canada.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 60.5% of TCF’s total revenue for the six months ended June 30, 2011.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies.

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

TCF’s card revenues will be impacted by the Durbin Amendment (the “Amendment”) to the Dodd-Frank Wall Street and Consumer Protection Act of 2010 (The “Act” or “Dodd-Frank Act”), which directed the Board of Governors of the Federal Reserve System (“Federal Reserve”) to establish rules related to debit-card interchange fees.  The final rule, which was issued on June 29, 2011, with an effective date of October 1, 2011, includes, on an interim basis, a per transaction fraud-prevention adjustment.  The final rule precludes the recovery of costs other than those permitted by the Amendment, and the resulting reduction in TCF’s card interchange revenue after October 1, 2011 could approach approximately 50% ($50 - $60 million annually). The final rule provides a fee limit of 21 cents and a per transaction component of 5 basis points per transaction to reflect a portion of fraud losses.  TCF Bank filed a lawsuit against the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) challenging the constitutionality of the Amendment.  TCF had a hearing in the United States district court in South Dakota on April 4, 2011 and at that hearing, the judge did not grant the government’s motion to dismiss the case, took under advisement the government’s motion to dismiss the OCC and did not grant TCF its motion for preliminary injunction against the implementation of the Amendment. TCF appealed the judge’s ruling on the preliminary injunction to the Eighth Circuit Court of Appeals on June 16, 2011. On June 29, 2011, the Eighth Circuit Court of Appeals affirmed the district court’s denial of TCF’s motion for a preliminary injunction.  On June 30, 2011, the Eighth Circuit Court of Appeals dismissed without prejudice the lawsuit TCF filed challenging the Amendment.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” for additional information.  TCF expects to implement new products and fee structures during the fourth quarter of 2011 to mitigate the negative impacts of these regulations.

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three and six months ended June 30, 2011 and 2010 and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF’s net income was $29.8 million and $59.5 million for the second quarter and first six months of 2011, respectively, compared with $45 million and $78.9 million for the same 2010 periods. TCF’s diluted earnings per common share was 19 cents and 39 cents for the second quarter and first six months of 2011, respectively, compared with 32 cents and 58 cents for the same 2010 periods.

Return on average assets was .67% for both the second quarter and first six months of 2011, compared with 1.02% and .89% for the same 2010 periods.  Return on average common equity was 6.86% and 7.32% for the second quarter and first six months of 2011, respectively, compared with 12.71% and 11.75% for the same 2010 periods.

Operating Segment Results

See Note 13 of Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

RETAIL BANKING, consisting of branch banking and retail lending, reported net income of $16.4 million and $27.9 million for the second quarter and first six months of 2011, respectively, compared with $33.4 million and $53.8 million for the same 2010 periods.  Retail Banking net interest income for the second quarter and first six months of 2011 was $112 million and $220.6 million, respectively, compared with $110.6 million and $217.9 million for the same 2010 periods.

The Retail Banking provision for credit losses was $37.5 million and $72.7 million for the second quarter and first six months of 2011, respectively, compared with $28.7 million and $64.1 million for the same 2010 periods. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Credit Losses” for further discussion.

Retail Banking non-interest income totaled $90.5 million for the second quarter of 2011, down 19.9% from $113 million for the same 2010 period.  Retail Banking non-interest income totaled $176.3 million for the first six months of 2011, down 17% from $212.4 million for the same 2010 period.  The decrease in non-interest income from the second quarter and first six months of 2010 is primarily due to decreased activity-based fee revenue as a result of overdraft fee regulations that began in the third quarter of 2010, changes in customer banking and spending behavior, and lower monthly maintenance fees as more customers qualify for fee waivers.

Retail Banking non-interest expense for the second quarter and first six months of 2011 was $138.2 million and $278.9 million, respectively, compared with $140 million and $278.6 million for the same 2010 periods. The decrease for the three months ended 2011, compared with the same 2010 period, was primarily due to decreased consumer real estate loan pool insurance expenses, partially offset by an increase in expenses related to foreclosed real estate. The increase in non-interest expense for the first six months of 2011, compared with the same 2010 period, was primarily due to increased expenses related to foreclosed real estate, partially offset by reduced deposit account premium expenses primarily due to fewer new accounts qualifying for the account premium.

WHOLESALE BANKING, consisting of commercial banking, leasing and equipment finance and inventory finance, reported net income of $21.1 million and $41.7 million for the second quarter and first six months of 2011, respectively, compared with $10.9 million and $24.3 million for the same 2010 periods.  Net interest income for the second quarter and first six months of 2011 was $69.5 million and $136.6 million, respectively, compared with $63.2 million and $124 million for the same 2010 periods. The increase in net interest income for both periods from 2010 was primarily due to growth in inventory finance.

The provision for credit losses for this operating segment was $5.9 million and $15.4 million for the second quarter and first six months of 2011, respectively, compared with $19.9 million and $34.4 million for the same 2010 periods.  Wholesale Banking net charge-offs totaled $7.4 million and $28.8 million during the second quarter and first six months of 2011, compared with $16.7 million and $31.3 million during the same 2010 periods.  The decrease in Wholesale Banking net charge-offs for the second quarter of 2011, compared with the same 2010 period, was driven by decreased commercial banking and leasing and equipment finance net charge-offs. The decrease in net charge-offs for the first six months of 2011, compared with the same 2010 period, was primarily due to decreased leasing and equipment finance net charge-offs, partially offset by increased net charge-offs in commercial banking.

Wholesale Banking non-interest income for the second quarter and first six months of 2011 totaled $23.8 million and $52.1 million, respectively, up from $22.9 million and $46.3 million for the same 2010 periods. The increase during the six months ended June 30, 2011 was primarily due to customer initiated lease activity during the first quarter of 2011.

Wholesale Banking non-interest expense totaled $51.5 million and $102.9 million for the second quarter and first six months of 2011, respectively, compared with $47.5 million and $95.6 million for the same 2010 periods. The increase from the second quarter and first six months of 2010 was primarily due to production related compensation and increased allocation of FDIC insurance premiums in the second quarter, that were primarily the result of changes in the FDIC insurance rate calculations for banks over $10 billion in total assets.  Additionally, the periods were impacted by the write-downs of commercial real estate properties owned, partially offset by decreased operating lease depreciation primarily due to the reduction of the operating lease portion of the portfolio.

TREASURY SERVICES reported a net loss of $5.3 million and $8.1 million for the second quarter and first six months of 2011, respectively, compared with net income of $309 thousand and $2.9 million for the same 2010 periods. The decrease was primarily due to the impact of increased asset liquidity, partially offset by lower average cost of borrowings.

Consolidated Net Interest Income

Net interest income for the second quarter of 2011 totaled $176.2 million, essentially flat with the second quarter of 2010 and up from $174 million for the first quarter of 2011. Net interest income for the first six months of 2011 totaled $350.2 million, down from $351.2 million from the same 2010 period.  The decrease in net interest income from the second quarter of 2010 was primarily due to a repositioning of the mix of fixed-rate consumer real estate loans to variable-rate consumer real estate loans, that are lower yielding, in anticipation of rising interest rates. The increase in net interest income from the first quarter of 2011 was primarily due to growth in the higher-yielding inventory finance portfolio, decreased rates paid on deposits and a decrease in interest expense on borrowings, partially offset by the impact of operating in a lower interest rate environment and growth in lower yielding variable-rate consumer real estate and commercial loans.

Net interest margin for the second quarter of 2011 was 4.02%, down from 4.19% for the second quarter of 2010 and 4.06% for the first quarter of 2011.  Net interest margin for the first six months of 2011 was 4.04% down from 4.20% for the first six months of 2010.  The decreases in net interest margin from all periods were primarily due to increased asset liquidity and growth in loans and leases at lower yields as a result of the lower interest rate environment, partially offset by lower average cost of deposits and borrowings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Borrowings and Liquidity” for further discussion.

Achieving net interest income growth over time is primarily dependent on TCF’s ability to generate growth in higher-yielding assets and low or no interest-cost deposits.  While interest rates and consumer preferences continue to change over time, TCF is currently asset sensitive as measured by its interest rate gap (the difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months).  Being asset sensitive generally means that TCF’s net interest income may increase in rising interest rate environments.  Since TCF is primarily deposit funded, the degree of the impact on net interest income is somewhat controlled by TCF, but is impacted by how its competitors price comparable products.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Deposits” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for further discussion on TCF’s interest rate risk position.

The following tables summarize TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis.

	Three Months Ended June 30,
	2011			2010
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$693,678	$1,836	1.06%	$352,667	$1,236	1.40%
U.S. Government sponsored entities:
Mortgage-backed securities	2,104,294	20,614	3.92	1,860,233	21,053	4.53
U.S. Treasury Bills	135,613	20.06		14,167	7.21
Other securities	353	5	5.68	457	5	4.39
Total securities available for sale (2)	2,240,260	20,639	3.69	1,874,857	21,065	4.49
Loans and leases:
Consumer real estate:
Fixed-rate	4,655,198	70,615	6.08	5,152,954	79,182	6.16
Variable-rate	2,379,250	30,566	5.15	2,081,247	28,473	5.49
Consumer - other	19,463	437	9.01	27,584	566	8.23
Total consumer real estate and other	7,053,911	101,618	5.78	7,261,785	108,221	5.98
Commercial:
Fixed- and adjustable-rate	2,877,903	41,442	5.78	2,976,721	44,271	5.97
Variable-rate	719,741	7,757	4.32	745,094	7,824	4.21
Total commercial	3,597,644	49,199	5.49	3,721,815	52,095	5.61
Leasing and equipment finance	3,068,550	46,184	6.02	3,021,532	49,230	6.52
Inventory finance	978,505	17,340	7.11	692,816	12,675	7.34
Total loans and leases (3)	14,698,610	214,341	5.85	14,697,948	222,221	6.06
Total interest-earning assets	17,632,548	236,816	5.38	16,925,472	244,522	5.79
Other assets	1,163,803			1,208,867
Total assets	$18,796,351			$18,134,339

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,475,191			$1,480,896
Small business	683,323			631,495
Commercial and custodial	278,808			289,384
Total non-interest bearing deposits	2,437,322			2,401,775
Interest-bearing deposits:
Checking	2,152,646	1,221.23		2,145,260	1,731.32
Savings	5,608,824	7,279.52		5,477,044	10,805.79
Money market	648,862	731.45		660,654	1,165.71
Subtotal	8,410,332	9,231.44		8,282,958	13,701.66
Certificates of deposit	1,092,368	2,199.81		1,044,008	2,580.99
Total interest-bearing deposits	9,502,700	11,430.48		9,326,966	16,281.70
Total deposits	11,940,022	11,430.38		11,728,741	16,281.56
Borrowings:
Short-term borrowings	35,227	21.24		26,665	79	1.19
Long-term borrowings	4,513,301	48,697	4.33	4,485,283	51,355	4.59
Total borrowings	4,548,528	48,718	4.29	4,511,948	51,434	4.57
Total interest-bearing liabilities	14,051,228	60,148	1.72	13,838,914	67,715	1.96
Total deposits and borrowings	16,488,550	60,148	1.46	16,240,689	67,715	1.67
Other liabilities	556,641			464,276
Total liabilities	17,045,191			16,704,965
Total TCF Financial Corp. stockholders’ equity	1,739,543			1,417,020
Non-controlling interest in subsidiaries	11,617			12,354
Total equity	1,751,160			1,429,374
Total liabilities and equity	$18,796,351			$18,134,339
Net interest income and margin		$176,668	4.02%		$176,807	4.19%

(1)	Annualized.
(2)	Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes equity securities.
(3)	Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

	Six Months Ended June 30,
	2011			2010
			Average			Average
			Yields			Yields
	Average		and	Average		and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$636,190	$3,637	1.15%	$316,532	$2,377	1.51%
U.S. Government sponsored entities:
Mortgage-backed securities	2,033,159	40,025	3.94	1,872,587	42,454	4.53
U.S. Treasury Bills	91,685	33.07		7,122	7.21
Other securities	370	10	5.44	467	11	4.75
Total securities available for sale (2)	2,125,214	40,068	3.77	1,880,176	42,472	4.52
Loans and leases:
Consumer real estate:
Fixed-rate	4,694,690	142,421	6.12	5,219,935	160,678	6.20
Variable-rate	2,373,328	60,846	5.17	2,026,500	55,808	5.55
Consumer - other	20,603	913	8.94	28,988	1,201	8.35
Total consumer real estate and other	7,088,621	204,180	5.81	7,275,423	217,687	6.03
Commercial:
Fixed- and adjustable-rate	2,895,151	83,484	5.81	2,961,937	88,300	6.01
Variable-rate	715,330	15,414	4.35	750,142	15,690	4.22
Total commercial	3,610,481	98,898	5.52	3,712,079	103,990	5.65
Leasing and equipment finance	3,093,969	93,741	6.06	3,032,537	99,255	6.55
Inventory finance	925,913	32,665	7.11	623,283	22,813	7.38
Total loans and leases (3)	14,718,984	429,484	5.87	14,643,322	443,745	6.10
Total interest-earning assets	17,480,388	473,189	5.45	16,840,030	488,594	5.84
Other assets	1,158,899			1,218,117
Total assets	$18,639,287			$18,058,147

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,466,507			$1,471,980
Small business	675,861			614,467
Commercial and custodial	285,125			284,148
Total non-interest bearing deposits	2,427,493			2,370,595
Interest-bearing deposits:
Checking	2,128,673	2,577.24		2,115,384	3,537.34
Savings	5,517,084	14,776.54		5,411,814	22,336.83
Money market	661,114	1,639.50		664,595	2,415.73
Subtotal	8,306,871	18,992.46		8,191,793	28,288.70
Certificates of deposit	1,092,452	4,443.82		1,085,349	5,597	1.04
Total interest-bearing deposits	9,399,323	23,435.50		9,277,142	33,885.74
Total deposits	11,826,816	23,435.40		11,647,737	33,885.59
Borrowings:
Short-term borrowings	59,000	113.39		111,521	181.33
Long-term borrowings	4,607,492	98,463	4.30	4,492,742	102,799	4.61
Total borrowings	4,666,492	98,576	4.25	4,604,263	102,980	4.50
Total interest-bearing liabilities	14,065,815	122,011	1.75	13,881,405	136,865	1.99
Total deposits and borrowings	16,493,308	122,011	1.49	16,252,000	136,865	1.70
Other liabilities	508,983			452,631
Total liabilities	17,002,291			16,704,631
Total TCF Financial Corp. stockholders’ equity	1,627,251			1,343,897
Non-controlling interest in subsidiaries	9,745			9,619
Total equity	1,636,996			1,353,516
Total liabilities and equity	$18,639,287			$18,058,147
Net interest income and margin		$351,178	4.04%		$351,729	4.20%

(1)	Annualized.
(2)	Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes equity securities.
(3)	Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

Provision for Credit Losses

The following tables summarize the composition of TCF’s provision for credit losses and percentage of the total provision expense for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30,				Change
(Dollars in thousands)	2011		2010		$	%
Consumer real estate and other	$38,919	88.5%	$28,961	59.1%	$9,958	34.4%
Commercial	3,348	7.6	12,978	26.5	(9,630)	(74.2)
Leasing and equipment finance	1,817	4.1	6,964	14.2	(5,147)	(73.9)
Inventory finance	(79)	(.2)	110.2		(189)	(171.8)
Total	$44,005	100.0%	$49,013	100.0%	$(5,008)	(10.2	) %

	Six Months Ended
	June 30,				Change
	2011		2010		$	%
Consumer real estate and other	$75,026	84.1%	$64,635	65.0%	$10,391	16.1%
Commercial	8,767	9.8	18,730	18.8	(9,963)	(53.2)
Leasing and equipment finance	4,577	5.1	14,537	14.6	(9,960)	(68.5)
Inventory finance	909	1.0	1,602	1.6	(693)	(43.3)
Total	$89,279	100.0%	$99,504	100.0%	$(10,225)	(10.3	) %

TCF recorded provision expense of $44 million and $89.3 million in the second quarter and first six months of 2011, respectively, compared with $49 million and $99.5 million in the same 2010 periods.  The decrease from the second quarter and first six months of 2010 was primarily driven by decreases in commercial and leasing and equipment finance net charge-offs and reserves as customer performance improved, partially offset by higher consumer real estate net charge-offs and an increase in troubled debt restructurings (“TDR”) reserves for the consumer real estate portfolio primarily due to more modifications being extended, longer expected modification periods and lower expected realizable values on re-default loans due to continued declines in property values, partially offset by revisions of re-default rates.

Net loan and lease charge-offs for the second quarter and first six months of 2011 were $43.8 million, or 1.19% (annualized) of average loans and leases, and $99.7 million, or 1.35% (annualized), respectively, compared with $47.8 million, or 1.30% (annualized), and $92.3 million, or 1.26% (annualized), in the same periods of 2010.

Consumer real estate net charge-offs for the second quarter and for the first six months of 2011 were $36.7 million and $72 million, respectively, compared with $29.4 million and $58.7 million for the same 2010 periods.  The increase in consumer real estate net charge-offs was primarily due to continued weak residential real estate market conditions and persistent high unemployment in TCF’s markets.  Commercial net charge-offs for the second quarter and first six months of 2011 were $2.7 million and $20.5 million, respectively, compared with $9.1 million and $17 million for the same 2010 periods.  The decrease from the second quarter of 2010 was primarily due to lower charge-offs relating to commercial real estate loans. The increase from the first six months of 2010 was primarily due to charge-off activity in the first quarter of 2011.  Leasing and equipment finance net charge-offs for the second quarter and first six months of 2011 were $3.5 million and $6.3 million, respectively, compared with $7.5 million and $14.2 million in the same 2010 periods.  The decrease in leasing and equipment finance net charge-offs from the second quarter and first six months of 2010 was primarily due to decreases in the small ticket and middle market segments.

The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, year of loan or lease origination, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  See also “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses.”

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Total non-interest income totaled $114.1 million and $228.4 million for the second quarter and first six months of 2011, respectively, compared with $135.9 million and $258.5 million for the same 2010 periods.

Fees and Service Charges

Fees and service charges totaled $56.4 million and $109.9 million for the second quarter and first six months of 2011, respectively, compared with $77.8 million and $144 million for the same 2010 periods.  The decrease in fees and service charges from the second quarter and first six months of 2010 was primarily due to decreased activity-based fee revenue as a result of a change in overdraft fee regulations in the third quarter of 2010, changes in customer banking and spending behaviors and lower monthly maintenance fees as more customers qualified for fee waivers.

Card Revenues

Card revenues totaled $28.2 million and $54.8 million for the second quarter and first six months of 2011, respectively, compared with $28.6 million and $55.7 million for the same 2010 periods.  The decrease in card revenues from the same periods of 2010 was primarily attributable to a decrease in the average interchange rate.

The following tables set forth information about TCF’s card business.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2011	2010	Amount	%
Average number of checking accounts with a TCF card	1,243,218	1,442,048	(198,830)	(13.8	) %
Average active card users	769,733	822,493	(52,760)	(6.4)
Average number of transactions per card per month	23.7	22.5	1.2	5.3
Sales volume for the three months ended:
Off-line (Signature)	$1,722,158	$1,699,621	$22,537	1.3
On-line (PIN)	246,346	248,874	(2,528)	(1.0)
Total	$1,968,504	$1,948,495	20,009	1.0
Average transaction size (in dollars)	$36	$35	1.0	2.9
Percentage off-line	87.49%	87.23%		26	bps
Average interchange per transaction	$.49	$.49	-	-%
Average interchange rate per transaction	1.36%	1.40%		(4	) bps

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2011	2010	Amount	%
Average number of checking accounts with a TCF card	1,244,521	1,490,801	(246,280)	(16.5	) %
Average active card users	764,393	837,083	(72,690)	(8.7)
Average number of transactions per card per month	23.0	21.5	1.5	7.0
Sales volume for the six months ended:
Off-line (Signature)	$3,353,337	$3,356,686	$(3,349)	(.1)
On-line (PIN)	482,615	493,566	(10,951)	(2.2)
Total	$3,835,952	$3,850,252	(14,300)	(.4)
Average transaction size (in dollars)	$36	$36	-	-
Percentage off-line	87.42%	87.18%		24	bps
Average interchange per transaction	$.50	$.49	.01	2.0%
Average interchange rate per transaction	1.36%	1.37%		(1	) bps

TCF’s Visa® debit card program has grown significantly since its inception in 1996.  TCF is the 12th largest issuer of small business debit cards and the 14th largest issuer of consumer debit cards in the United States, based on sales volume for the three months ended March 31, 2011, as provided by Visa.  TCF earns interchange revenue from customer card transactions paid by merchants, not by TCF’s customers.  Card products represented 29.3% and 29.2% of banking fee revenue for the three and six months, respectively, ended June 30, 2011, and revenue from such products change based on customer payment trends and the number of deposit accounts using the cards.  Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  The continued success of TCF’s debit card program is highly dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

On June 29, 2011, the Federal Reserve issued its final debit card interchange rule, establishing a debit card interchange fee cap. These rules are effective October 1, 2011, and apply to issuers that, together with their affiliates, have assets of $10 billion or more. These regulations are estimated to reduce TCF’s card revenue by approximately 50% ($50 - $60 million annually). See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

ATM Revenue

For the second quarter and first six months of 2011, ATM revenue was $7.1 million and $13.8 million, respectively, compared with $7.8 million and $14.9 million for the same 2010 periods. The decline in ATM revenue was primarily due to fewer fee generating transactions.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenue, including sales-type and operating lease revenues, totaled $22.3 million and $49 million for the second quarter and first six months of 2011, respectively, compared with $20.5 million and $40.9 million for the same 2010 periods. The increase from the second quarter of 2010 was due to increased sales-type lease revenues. The increase from the six months ended June 30, 2010 was due to increased sales-type lease revenues resulting from higher levels of customer initiated lease activity, partially offset by decreased operating lease revenues.

Consolidated Non-Interest Expense

Non-interest expense totaled $196 million for the second quarter of 2011, up $6.9 million or 3.7% from $189.1 million for the same 2010 period.  For the first six months of 2011, non-interest expense totaled $389.9 million, up $9 million, or 2.4% from $380.9 million for the same 2010 period.

Compensation and Employee Benefits

Compensation and employee benefits expense for the second quarter of 2011 increased $3 million, or 3.5%, from the second quarter of 2010.  For the first six months of 2011, compensation and employee benefits expense increased $5.1 million, or 2.9% from the first six months of 2010. The increase for both periods was primarily due to production related compensation as a result of growth in the Specialty Finance portfolio and an increase in payroll tax rates, partially offset by decreases in group insurance claims.

FDIC Insurance

For the three and six months ended June 30, 2011, FDIC insurance increased $2.3 million, or 44.5 percent, and $4 million, or 37.7 percent, respectively, from the same 2010 periods.  The increases were primarily the result of changes in the FDIC insurance rate calculations for banks over $10 billion in total assets, which were implemented on April 1, 2011. As a result of the FDIC’s clarification of certain items in the new rate calculations, TCF now expects 2011 expense to be approximately $7 million higher than 2010.

Deposit Account Premiums

Deposit account premium expense totaled $6.2 million and $9.4 million for the second quarter and first six months of 2011, respectively, compared with $5.5 million and $12.3 million for the same 2010 periods.  The increase from the second quarter of 2010 was primarily due to changes in the account premium programs beginning in April 2011, which increased the premiums paid for each qualified account opening. The decrease from the six months ended June 30, 2010 was primarily due to fewer new accounts qualifying for the account premiums, partially offset by increased premium offerings.

Foreclosed Real Estate and Repossessed Assets, Net

Foreclosed real estate and repossessed assets, net expenses totaled $12.6 million and $25.5 million for the second quarter and first six months of 2011, respectively, compared with $8.8 million and $18 million for the same 2010 periods. The increases were primarily due to an increase in the number of consumer real estate properties owned and the associated expenses, continued valuation write-downs of both consumer and commercial real estate properties, and increased property tax expenses.

Operating Lease Depreciation

Operating lease depreciation totaled $7.9 million and $15.8 million for the second quarter and first six months of 2011, respectively, compared with $9.8 million and $19.9 million for the same 2010 periods. The decrease was primarily due to the reduction of the operating lease portion of the portfolio.

Other Credit Costs, Net

Other credit costs, net is comprised of consumer real estate loan pool insurance, write-downs on operating leases and reserve requirements for expected losses on unfunded commitments.  Other credit costs, net totaled $496 thousand and $3 million for the second quarter and first six months of 2011, respectively, compared with $2.7 million and $5.3 million for the same 2010 periods. The decrease for both periods was primarily due to reduced premium related expense on consumer real estate loan pool insurance.

Visa Indemnification Expense

TCF is a member of Visa U.S.A. for issuance and processing of its card transactions.  As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, for contingent losses in connection with certain covered litigation (the “Visa contingent indemnification”) disclosed in Visa’s public filings with the SEC based on its membership proportion.  TCF is not a party to the lawsuits brought against Visa U.S.A.  TCF’s membership proportion in Visa U.S.A. was .16234% at June 30, 2011.

As of June 30, 2011, TCF held 308,219 Visa Inc. Class B shares with no recorded value that are generally restricted from sale, other than to other Class B share holders, and are subject to dilution as a result of TCF’s indemnification obligation.

At June 30, 2011, TCF’s estimated remaining Visa contingent indemnification obligation was $918 thousand.  The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates.  TCF’s remaining indemnification obligation for Visa’s covered litigation is a highly judgmental estimate.  TCF must rely on Visa’s public disclosures about the covered litigation in making estimates of the Visa contingent indemnification obligation.

Income Taxes

TCF recorded income tax expense of $18.8 million for the second quarter of 2011, or 37.3% of income before income tax expense, compared with $28.1 million, or 37.8%, for the comparable 2010 period.  For the first six months of 2011, income tax expense totaled $37.2 million or 37.4% of income before income tax expense, compared with $48.9 million or 37.8% of income before income tax expense, for the comparable 2010 period.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2011	2010	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,833,744	$4,893,887	(1.2	) %
Junior lien	2,184,496	2,262,194	(3.4)
Total consumer real estate	7,018,240	7,156,081	(1.9)
Other	37,510	39,188	(4.3)
Total consumer real estate and other	7,055,750	7,195,269	(1.9)
Commercial real estate	3,309,862	3,328,216	(.6)
Commercial business	304,533	317,987	(4.2)
Total commercial	3,614,395	3,646,203	(.9)
Leasing and equipment finance: (1)
Equipment finance loans	974,323	939,474	3.7
Lease financings:
Direct financing leases	2,120,654	2,277,753	(6.9)
Sales-type leases	32,706	29,728	10.0
Lease residuals	105,643	109,555	(3.6)
Unearned income and deferred lease costs	(177,448)	(202,032)	(12.2)
Total lease financings	2,081,555	2,215,004	(6.0)
Total leasing and equipment finance	3,055,878	3,154,478	(3.1)
Inventory finance	905,922	792,354	14.3
Total loans and leases	$14,631,945	$14,788,304	(1.1	) %

(1)          Operating leases of $66.4 million at June 30, 2011 and $77.4 million at December 31, 2010 are included in other assets in the Consolidated Statements of Financial Condition.

Approximately 75% of the consumer real estate portfolio at June 30, 2011 consisted of closed-end loans.  TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal.  Outstanding balances on consumer real estate lines of credit were $2.1 billion at June 30, 2011 and $2.2 billion at December 31, 2010.  The average Fair Isaac Corporation (“FICO”) credit score at loan origination for the retail lending portfolio was 726 as of June 30, 2011 and December 31, 2010. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 727 at June 30, 2011, compared with 725 at December 31, 2010.  As of June 30, 2011, 23% of the consumer real estate loan balance has been originated since January 1, 2009, with 2011 net charge offs of .10% (annualized).

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary markets, with a focus on secured lending.  At June 30, 2011, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by real estate or other business assets.  At June 30, 2011, approximately 92% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary markets.

The leasing and equipment finance backlog of approved transactions was $420.6 million at June 30, 2011, up from $402.6 million at December 31, 2010.

Credit Quality

The following tables summarize TCF’s loan and lease portfolio based on the most important credit quality data that should be used to understand the overall condition of the portfolio. Performing classified loans and leases have well-defined weaknesses, but may never become non-performing or result in a loss.

				June 30, 2011
				60+ Days
				Delinquent		Non-accrual
	Performing Loans and Leases			and	Accruing	Loans and	Total Loans
(In thousands)	Non-classified	Classified (1)	Total	Accruing (2)	TDRs	Leases	and Leases
Consumer real estate and other	$6,492,656	$-	$6,492,656	$68,546	$343,610	$150,938	$7,055,750
Commercial real estate and commercial business	3,070,765	375,210	3,445,975	899	27,114	140,407	3,614,395
Leasing and equipment finance	2,987,135	33,625	3,020,760	5,436	-	29,682	3,055,878
Inventory finance	900,630	4,509	905,139	149	-	634	905,922
Total loans and leases	$13,451,186	$413,344	$13,864,530	$75,030	$370,724	$321,661	$14,631,945
Percent of total loans and leases	92.0%	2.8%	94.8%	.5%	2.5%	2.2%	100.0%

				December 31, 2010
				60+ Days
				Delinquent		Non-accrual
	Performing Loans and Leases			and	Accruing	Loans and	Total Loans
(In thousands)	Non-classified	Classified (1)	Total	Accruing (2)	TDRs	Leases	and Leases
Consumer real estate and other	$6,613,610	$-	$6,613,610	$76,711	$337,401	$167,547	$7,195,269
Commercial real estate and commercial business	3,091,911	354,185	3,446,096	9,021	48,838	142,248	3,646,203
Leasing and equipment finance	3,073,347	35,695	3,109,042	11,029	-	34,407	3,154,478
Inventory finance	785,245	5,710	790,955	344	-	1,055	792,354
Total loans and leases	$13,564,113	$395,590	$13,959,703	$97,105	$386,239	$345,257	$14,788,304
Percent of total loans and leases	91.7%	2.7%	94.4%	.7%	2.6%	2.3%	100.0%

(1) Excludes classified loans and leases that are 60+ days delinquent and accruing or accruing TDRs.

(2) Excludes accruing TDRs that are 60+ days delinquent.

Total non-accrual loans decreased $23.6 million at June 30, 2011, compared with December 31, 2010. The decrease was primarily due to consumer real estate and other non-accrual loans decreasing $16.6 million compared with December 31, 2010, as $51.7 million were transferred to real estate owned and $42 million migrated to accruing status.  Commercial accruing TDRs decreased from December 31, 2010, primarily due to loans meeting certain criteria to be reported as classified in the calendar year subsequent to modification.

Past Due Loans and Leases

The following tables set forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases, and will not agree to the previous tables, as these amounts include accruing TDRs that are delinquent. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 5 of Notes to Consolidated Financial Statements for additional information.

	At June 30,	At December 31,
(In thousands)	2011	2010
Principal balances
60-89 days	$46,593	$55,618
90 days or more	57,271	59,425
Total	$103,864	$115,043

Percentage of loans and leases
60-89 days	.33%	.39%
90 days or more	.40	.41
Total	.73%	.80%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type, excluding non-accrual loans and leases.

	At June 30, 2011		At December 31, 2010
(In thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Consumer real estate and other:
First mortgage lien	$74,090	1.58%	$73,848	1.55%
Junior lien	17,780.82		20,763.93
Consumer other	171.46		39.10
Total consumer real estate and other	92,041	1.33	94,650	1.35
Commercial real estate	6,238.19		8,856.27
Commercial business	-	-	165.06
Total commercial	6,238.18		9,021.26
Leasing and equipment finance:
Middle market	1,976.14		2,589.18
Small ticket	427.06		2,003.30
Winthrop	-	-	462.13
Other	44.03		-	-
Total leasing and equipment finance	2,447.09		5,054.19
Inventory finance	145.02		318.05
Subtotal (1)	100,871.73		109,043.79
Delinquencies in acquired portfolios (2)	2,993.70		6,000	1.00
Total	$103,864.73%		$115,043.80%

(1) Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2) Remaining balances of acquired loans and leases were $427.5 million and $600.5 million of loans and leases at June 30, 2011 and December 31, 2010, respectively.

Loan Modifications

TCF may modify certain loans to retain customers or to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession, the loan is classified as a TDR. If customers have demonstrated a willingness and ability to make modified loan payments, TDRs generally continue to accrue interest if the loans were accruing interest at the time of the modification, although at lower rates than the original loans.

TCF has maintained several programs designed to assist consumer real estate customers by extending payment dates or reducing customers’ contractual payments. All loan modifications are made on a case-by-case basis. Under these programs, TCF reduces a customer’s contractual payments for a period of time appropriate for the borrower’s condition. If TCF has not granted a concession, compared to the original terms, the loan is not considered a TDR. TCF’s TDR concessions granted generally do not include the forgiveness of principal balances. Modifications which are not classified as TDRs primarily involve interest rate changes to current market rates for similarly situated borrowers. Loan modifications to borrowers who are not experiencing financial difficulties are not included in the following reporting of loan modifications. Loan modifications are not reported in calendar years after modification if the loans were modified at a market rate of interest for a new loan with comparable risk and the loans are performing based on the terms of the restructured agreements. Reserves for losses on accruing consumer real estate loan TDRs were $44.5 million, or 12.9% of the outstanding balance, at June 30, 2011, and $36.8 million, or 10.9% of the outstanding balance, at December 31, 2010.  The increase in the reserve percentage is primarily due to more modifications being extended, longer expected modification periods and lower expected realizable values on re-default loans due to continued declines in property values, partially offset by revisions of re-default rates.  For consumer real estate TDRs, TCF utilized re-default rates ranging from 10% to 19.5%, depending on the modification type, in determining impairment, which is consistent with actual experience. Due to the secured nature of these loans, reserves for losses on accruing commercial loan TDRs were $1.8 million, or 6.7% of the outstanding balance at June 30, 2011, and $695 thousand, or 1.4% of the outstanding balance at December 31, 2010.

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

The following tables summarize the balance of accruing modified loans as of June 30, 2011 and December 31, 2010.

	At June 30, 2011
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Total
TDRs	$343,610	$27,114	$-	$370,724
Other loan modifications	22,705	45,468	4,918	73,091
Total accruing loan modifications	$366,315	$72,582	$4,918	$443,815
Over 60-day delinquency as a percentage of balance:
TDRs	6.84%	19.69%	-%	7.78%
Other loan modifications	9.85	-	4.39	3.36
Total accruing loan modifications	7.02	7.36	4.39	7.05

	At December 31, 2010
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Total
TDRs	$337,401	$48,838	$-	$386,239
Other loan modifications	24,145	68,484	22,624	115,253
Total accruing loan modifications	$361,546	$117,322	$22,624	$501,492
Over 60-day delinquency as a percentage of balance:
TDRs	5.32%	-%	-%	4.64%
Other loan modifications	9.22	-	.55	2.04
Total accruing loan modifications	5.58	-	.55	4.05

At June 30, 2011, all consumer real estate TDRs were temporary modifications, except for $66 million which were permanent modifications. Temporary modifications are no longer classified as TDRs once they complete the temporary modification term (typically 12 to 18 months) and the customer is performing for three months under the original contractual terms.  Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310), modifies guidance for indentifying restructurings of receivables that constitute a troubled debt restructuring.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Developments” for additional information.

Non-accrual Loans and Leases

Non-accrual loans and leases decreased $23.6 million, or 6.8%, from December 31, 2010, primarily due to a decrease in leasing and equipment finance loans and leases and commercial loans placed on non-accrual status during the first six months of 2011, and an increase in consumer real estate loans that returned to accrual status during the same period. Consumer real estate loans are charged-off to their estimated realizable values upon entering non-accrual status. Any necessary additional reserves are established for commercial, leasing and equipment finance and inventory finance loans and leases when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Non-accrual loans and leases are summarized in the following table.

	At	At
	June 30,	December 31,
(In thousands)	2011	2010
Consumer real estate:
First mortgage lien	$129,837	$140,871
Junior lien	21,069	26,626
Total consumer real estate	150,906	167,497
Consumer other	32	50
Total consumer real estate and other	150,938	167,547
Commercial real estate	106,647	104,305
Commercial business	33,760	37,943
Total commercial	140,407	142,248
Leasing and equipment finance	29,682	34,407
Inventory finance	634	1,055
Total non-accrual loans and leases	$321,661	$345,257

At June 30, 2011 and December 31, 2010, non-accrual loans and leases includes $87.3 million and $49.3 million, respectively, of loans and leases that were modified and categorized as TDRs.  The increase in non-accrual TDRs at June 30, 2011, compared with December 31, 2010, was primarily due to an increase in commercial non-accrual TDRs of $26.2 million and an increase in consumer non-accrual TDRs in Illinois.

The changes in amount of non-accrual loans and leases for the three and six months ended June 30, 2011 are summarized in the following tables.

	At or For the Three Months Ended June 30, 2011
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Balance, beginning of period	$155,233	$127,745	$34,634	$1,437	$319,049
Additions	58,529	20,909	6,772	786	86,996
Charge-offs	(15,881)	(2,768)	(3,752)	-	(22,401)
Transfers to other assets	(23,036)	(2,296)	(1,689)	(57)	(27,078)
Return to accrual status	(20,064)	-	(953)	(968)	(21,985)
Payments received	(3,607)	(4,977)	(5,231)	(568)	(14,383)
Other, net	(236)	1,794	(99)	4	1,463
Balance, end of period	$150,938	$140,407	$29,682	$634	$321,661

	At or For the Six Months Ended June 30, 2011
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Balance, beginning of period	$167,547	$142,248	$34,407	$1,055	$345,257
Additions	116,955	28,473	17,601	4,563	167,592
Charge-offs	(32,668)	(20,433)	(6,712)	(5)	(59,818)
Transfers to other assets	(51,732)	(4,667)	(3,827)	(393)	(60,619)
Return to accrual status	(42,046)	-	(1,417)	(3,156)	(46,619)
Payments received	(6,299)	(9,186)	(10,281)	(1,498)	(27,264)
Other, net	(819)	3,972	(89)	68	3,132
Balance, end of period	$150,938	$140,407	$29,682	$634	$321,661

Excluding the impact of one commercial non-accrual credit placed on non-accrual status in the current quarter, additions to non-accruals have slowed each quarter since September 30, 2010, and were lower by $57.8 million for the six months ended June 2011, compared to the same 2010 period.  Total non-accrual additions were lower by $41.9 million for the six months ended June 30, 2011, compared with the same 2010 period.

Charge-offs and allowance recorded to date against non-accrual loans and leases as a percentage of the remaining contractual loan balance prior to non-accrual status as of June 30, 2011 is summarized in the following table.

(Dollars in thousands)	Contractual Balance	Charge-offs and Allowance Recorded	Net Exposure	Impairment (1)
Consumer	$202,462	$53,828	$148,634	26.6%
Commercial real estate	155,735	58,468	97,267	37.5
Commercial business	43,788	17,203	26,585	39.3
Leasing and equipment finance	29,685	6,094	23,591	20.5
Inventory finance	634	75	559	11.8
Total at June 30, 2011	$432,304	$135,668	$296,636	31.4%

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

The Company considers the allowance for loan and lease losses of $255.5 million appropriate to cover losses incurred in the loan and lease portfolios as of June 30, 2011. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At June 30, 2011			At December 31, 2010
(Dollars in thousands)	Allowance/ Credit Loss Reserves	Total Loans and Leases	Allowance/Credit Loss Reserves as a % of Balance	Allowance/ Credit Loss Reserves	Total Loans and Leases	Allowance/Credit Loss Reserves as a % of Balance
Consumer real estate:
First mortgage lien	$110,684	$4,833,744	2.29%	$105,634	$4,893,887	2.16%
Junior lien	65,032	2,184,496	2.98	67,216	2,262,194	2.97
Consumer real estate	175,716	7,018,240	2.50	172,850	7,156,081	2.42
Consumer other	1,421	37,510	3.79	1,653	39,188	4.22
Total consumer	177,137	7,055,750	2.51	174,503	7,195,269	2.43
Commercial	50,783	3,614,395	1.41	62,478	3,646,203	1.71
Leasing and equipment finance	24,611	3,055,878.81		26,301	3,154,478.83
Inventory finance	2,941	905,922.32		2,537	792,354.32
Total allowance for loan and lease losses	255,472	14,631,945	1.75	265,819	14,788,304	1.80
Other credit loss reserves:
Reserves for unfunded commitments	2,223	-	N.M.	2,353	-	N.M.
Total credit loss reserves	$257,695	$14,631,945	1.76%	$268,172	$14,788,304	1.81%

N.M. Not Meaningful.

The increase in the consumer real estate allowance was primarily due to increases in the provision for credit losses as a result of increased reserves for TDRs primarily due to more modifications being extended,  longer expected modification periods and lower expected realizable values on re-default loans due to continued declines in property values, partially offset by revisions of re-default rates.  The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts and collateral values as loans migrate to classified commercial loans or to non-accrual.  Charge-offs are taken against such specific reserves.  The decrease in the allowance for commercial lending in the first six months of 2011 was due to charge-offs of commercial loans that have previously been specifically reserved. The leasing and equipment finance allowance was relatively flat compared to December 31, 2010.

The following tables set forth additional information regarding net charge-offs (recoveries):

	Three Months Ended
	June 30, 2011		June 30, 2010
	Net	Loss	Net	Loss
(Dollars in thousands)	Charge-offs	Rate (1)	Charge-offs	Rate (1)
Consumer real estate
First mortgage liens	$21,593	1.78%	$16,775	1.36%
Junior liens	15,078	2.75	12,672	2.20
Total consumer real estate	36,671	2.09	29,447	1.63
Consumer other	684	N.M.	1,622	N.M.
Total consumer real estate and other	37,355	2.12	31,069	1.71
Commercial real estate	2,090.25		8,181.98
Commercial business	594.78		962.97
Total commercial	2,684.30		9,143.98
Leasing and equipment finance	3,478.45		7,514.99
Inventory finance	328.13		74.04
Total	$43,845	1.19%	$47,800	1.30%

	Six Months Ended
	June 30, 2011		June 30, 2010
	Net	Loss	Net	Loss
(Dollars in thousands)	Charge-offs	Rate (1)	Charge-offs	Rate (1)
Consumer real estate
First mortgage liens	$43,543	1.80%	$33,043	1.34%
Junior liens	28,431	2.56	25,668	2.22
Total consumer real estate	71,974	2.04	58,711	1.62
Consumer other	418	N.M.	1,986	N.M.
Total consumer real estate and other	72,392	2.04	60,697	1.67
Commercial real estate	16,571	1.00	14,702.89
Commercial business	3,891	2.53	2,277	1.10
Total commercial	20,462	1.13	16,979.91
Leasing and equipment finance	6,267.41		14,157.93
Inventory finance	536.12		499.16
Total	$99,657	1.35%	$92,332	1.26%

(1) Annualized.

N.M. Not Meaningful.

Consumer real estate net charge-offs for the second quarter and first six months of 2011 increased $7.2 million and $13.3 million, respectively, compared with the same 2010 periods, primarily in Illinois where economic conditions are lagging other TCF markets and where foreclosure times are longer, thus exposing TCF to continued losses in declining home values.  During the second quarter of 2011, commercial net charge-offs decreased $6.5 million, compared with the same 2010 period, primarily in Wisconsin and Minnesota. During the first six months of 2011 commercial net charge-offs increased $3.5 million, compared with the same 2010 period primarily in Illinois and Wisconsin, partially offset by decreased net charge-offs in Michigan.  Leasing and equipment finance net charge-offs for the second quarter and first six months of 2011 decreased $4 million and $7.9 million, respectively, compared with the same 2010 periods primarily due to decreases in the small ticket and middle market segments, as customer performance continued to improve in these areas.

Other Real Estate Owned and Repossessed and Returned Equipment

Other real estate owned and repossessed and returned equipment are summarized in the following table.

	At	At
	June 30,	December 31,
(In thousands)	2011	2010
Other real estate owned:
Residential real estate	$94,311	$90,115
Commercial real estate	42,188	50,950
Total other real estate owned	136,499	141,065
Repossessed and returned equipment	6,019	8,325
Total other real estate owned and repossessed and returned equipment	$142,518	$149,390

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. At June 30, 2011, TCF owned 488 consumer real estate properties, a decrease of 32 from December 31, 2010, due to the sales of 557 properties exceeding the additions of 525 properties. The average length of time to sell consumer real estate properties during the first six months of 2011 was 4.3 months from the date they were listed for sale. The consumer real estate portfolio is secured by a total of 85,115 properties of which 801, or .94%, were owned or in the process of foreclosure and included within other real estate owned as of June 30, 2011. This compares with 813, or .94%, owned or in the process of foreclosure and included within other real estate owned as of December 31, 2010.

The changes in the amount of other real estate owned for the three and six months ended June 30, 2011 are summarized in the following tables.

	At or For the Three Months Ended June 30, 2011
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$97,976	$44,178	$142,154
Transferred in, net of charge-offs	25,819	1,830	27,649
Sales	(28,191)	(568)	(28,759)
Write-downs	(3,306)	(3,435)	(6,741)
Other, net	2,013	183	2,196
Balance, end of period	$94,311	$42,188	$136,499

	At or For the Six Months Ended June 30, 2011
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$90,115	$50,950	$141,065
Transferred in, net of charge-offs	58,928	4,201	63,129
Sales	(52,666)	(7,421)	(60,087)
Write-downs	(7,208)	(5,799)	(13,007)
Other, net	5,142	257	5,399
Balance, end of period	$94,311	$42,188	$136,499

Transfers into other real estate owned slowed for the second consecutive quarter and were lower by $2.5 million for the six months ended June 2011, compared with the same 2010 period. Sales of other real estate owned were higher by $18.1 million for the six months ended June 2011, compared with the same 2010 period.

The charge-offs and write-downs recorded to date on other real estate owned compared with the contractual loan balances prior to non-accrual status at June 30, 2011 are summarized in the following table.

	Contractual
	Loan Balance	Charge-offs	Other
	Prior to Non-	and Writedowns	Real Estate
(Dollars in thousands)	performing status	Recorded	Owned Balance	Impairment (1)
Consumer	$140,954	$46,643	$94,311	33.1%
Commercial	63,201	21,013	42,188	33.2
Total at June 30, 2011	$204,155	$67,656	$136,499	33.1%

(1) Represent the ratio of charge-offs and write-downs recorded to the contractual loan balances prior to non-performing status.

Table of Contents

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Deposits totaled $11.9 billion at June 30, 2011, an increase of $354.4 million, or 3.1%, from December 31, 2010. The average interest cost of deposits in the second quarter and first six months of 2011 was .38% and .40%, respectively, down 18 basis points and 19 basis points, respectively, from the same 2010 periods and down 4 basis points from the first quarter of 2011.  Declines in the average interest cost of deposits were primarily due to pricing strategies on certain deposit products, mix changes and lower market interest rates. TCF’s weighted-average interest rate on deposits, including non-interest bearing deposits, was .40% at June 30, 2011 and .41% at December 31, 2010.

Borrowings and Liquidity

In March 2011, TCF completed a public offering of common stock which raised net proceeds of $219.7 million through the issuance of 15,081,968 common shares.  TCF utilized a portion of the proceeds to repay its $90 million senior unsecured variable-rate term note and has invested the remaining proceeds on a short-term basis in anticipation of calling its junior subordinated notes (trust preferred securities) upon the occurrence of a capital treatment event later in 2011. TCF has received approval from the Federal Reserve to use the proceeds from this offering to redeem the Company’s trust preferred securities at any time prior to August 25, 2011. If, however, a capital treatment event does not take place in time for TCF to complete a redemption pursuant to this authorization, TCF will have to seek approval from the Federal Reserve to extend the time in which TCF may redeem the trust preferred securities. While TCF believes it will be granted such an extension based on the approval it has already received, TCF cannot be assured that the Federal Reserve will be willing to extend their approval of the redemption to a later date.

Borrowings totaled $4.4 billion at June 30, 2011, down $560.7 million from December 31, 2010. The weighted-average rate on borrowings was 4.31% at June 30, 2011, compared with 4.17% at December 31, 2010.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources.  At June 30, 2011, TCF had $1.8 billion in unused, secured borrowing capacity at the FHLB of Des Moines.

At June 30, 2011, TCF, through its subsidiary TCF Commercial Finance Canada, Inc. (“TCFCFC”), had $31.9 million available under a Canadian denominated line of credit facility.  Advances under this credit facility are fully collateralized by pledged securities, and TCFCFC could draw $4.9 million on the unused credit line without additional collateral being pledged.

As a result of higher regulatory liquidity expectations across the industry, TCF increased its asset liquidity during the first six months of 2011, including interest-bearing deposits held at the Federal Reserve and unencumbered securities, to $859 million, an increase of $616 million from the second quarter of 2010 and an increase of $352 million from December 31, 2010.  The increased asset liquidity position, which includes maintaining $115 million of securities in anticipation of the future redemption of its trust preferred securities, negatively impacted net interest margin for the second quarter of 2011 by 8 basis points compared to the second quarter of 2010.

See Note 6 of Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

Table of Contents

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At June 30, 2011, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	3-5	More Than
Contractual Obligations	Total	1 year	years	years	5 years
Total borrowings (1)	$4,424,876	$76,149	$544,394	$1,437,835	$2,366,498
Annual rental commitments under non-cancelable operating leases	200,583	25,654	46,633	38,601	89,695
Campus marketing agreements	48,655	4,128	7,119	6,516	30,892
Visa indemnification expense (2)	918	918	-	-	-
Total	$4,675,032	$106,849	$598,146	$1,482,952	$2,487,085

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	3-5	More Than
Commitments	Total	1 year	years	years	5 years
Commitments to lend:
Consumer real estate and other	$1,412,636	$58,576	$140,968	$84,729	$1,128,363
Commercial	268,724	135,236	55,670	64,082	13,736
Leasing and equipment finance	157,700	157,700	-	-	-
Total commitments to lend	1,839,060	351,512	196,638	148,811	1,142,099
Standby letters of credit and guarantees on industrial revenue bonds	26,625	20,708	75	5,792	50
Total	$1,865,685	$372,220	$196,713	$154,603	$1,142,149

(1) Total borrowings excludes interest.

(2) The payment time is estimated to be less than one year; however, the exact date of the payment cannot be determined.

Commitments to lend are agreements to lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. TCF, in its sole discretion, may terminate or otherwise modify the credit arrangement in place with a customer. Collateral predominantly consists of residential and commercial real estate. The credit facilities established for inventory finance customers are discretionary credit arrangements which do not obligate TCF to lend.

Campus marketing agreements consist of fixed or minimum obligations for exclusive marketing and naming rights with six campuses.  TCF is obligated to make various annual payments for these rights in the form of royalties and scholarships through 2029.  TCF also has various renewal options, which may extend the terms of these agreements. Campus marketing agreements are an important element of TCF’s campus banking strategy.

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

Stockholders’ Equity

Equity at June 30, 2011 was $1.8 billion, or 9.40% of total assets, compared with $1.5 billion, or 8.02% of total assets, at December 31, 2010.  The increase in stockholders’ equity was primarily the result of TCF’s public offering of common stock in March 2011 and increased retained earnings. Dividends to common shareholders on a per share basis totaled five cents for each of the quarters ended June 30, 2011 and June 30, 2010. TCF’s dividend payout ratio was 26.4% for the quarter ended June 30, 2011. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At June 30, 2011, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors.

Tangible realized common equity at June 30, 2011 was $1.6 billion, or 8.71% of total tangible assets, compared with $1.3 billion, or 7.37% of total tangible assets, at December 31, 2010.  Tangible realized common equity is a non-GAAP measure and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. Management reviews tangible realized common equity to tangible assets as an ongoing measure and has included this information because of current interest by investors, rating agencies and banking regulators. The methodology for calculating tangible realized common equity may vary between companies.

The following table is a reconciliation of the non-GAAP measure of tangible realized common equity to tangible assets to the GAAP measure of total equity to total assets.

	At June 30,	At December 31,
(Dollars in thousands)	2011	2010
Computation of total equity to total assets:
Total equity	$1,769,645	$1,480,163
Total assets	18,834,443	18,465,025
Total equity to total assets	9.40%	8.02%

Computation of tangible realized common equity to tangible assets:

Total equity	$1,769,645	$1,480,163
Less: Non-controlling interest in subsidiaries	13,380	8,500
Total TCF Financial Corporation stockholders’ equity	1,756,265	1,471,663
Less:
Goodwill	152,599	152,599
Other intangibles	1,146	1,232
Add:
Accumulated other comprehensive loss	23,823	31,514
Tangible realized common equity	$1,626,343	$1,349,346

Total assets	$18,834,443	$18,465,025
Less:
Goodwill	152,599	152,599
Other intangibles	1,146	1,232
Tangible assets	$18,680,698	$18,311,194

Tangible realized common equity to tangible assets	8.71%	7.37%

At June 30, 2011, TCF Financial and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve and the OCC. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Tier 1 risk-based capital at June 30, 2011 was $1.8 billion, or 12.72% of risk-weighted assets, compared with $1.5 billion, or 10.59% of risk-weighted assets at December 31, 2010. Tier 1 common capital at June 30, 2011 was $1.6 billion, or 11.79% of risk-weighted assets, compared with $1.4 billion, or 9.71% of risk-weighted assets at December 31, 2010.  Increases in tier 1 and total risk-based capital are primarily the result of TCF’s public offering of common stock in March 2011, which raised net proceeds of $219.7 million and increased retained earnings.

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

The following table is a reconciliation of GAAP to non-GAAP measures.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2011	2010
Total tier 1 risk-based capital ratio:
Total tier 1 capital	$1,757,410	$1,475,525
Total risk-weighted assets	13,819,938	13,929,097
Total tier 1 risk-based capital ratio	12.72%	10.59%

Computation of tier 1 common capital ratio:
Total tier 1 capital	$1,757,410	$1,475,525
Less:
Qualifying trust preferred securities	115,000	115,000
Qualifying non-controlling interest in subsidiaries	13,380	8,500
Total tier 1 common capital	$1,629,030	$1,352,025

Total risk-weighted assets	$13,819,938	$13,929,097
Total tier 1 common capital ratio	11.79%	9.71%

On July 18, 2011, TCF declared a regular quarterly dividend of five cents per common share, payable on August 31, 2011 to stockholders of record at the close of business on July 29, 2011.

RECENT ACCOUNTING DEVELOPMENTS

On April 5, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310), which modifies guidance for identifying restructurings of receivables that constitute a TDR.  ASU 2011-02 requires retrospective application to all restructurings occurring during 2011, along with disclosure of certain additional information.  As a result of the ASU, the increase to accruing TDRs and the related provision for loan losses required for these loans is not expected to be significant.

On April 29, 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860), which removes the collateral maintenance provision that is currently required when determining whether a transfer of a financial instrument is accounted for as a sale or a secured borrowing.  The adoption of the ASU will be required for TCF’s first quarter 2012 Form 10-Q and is not expected to have a material impact on TCF.

On May 12, 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820), which is a joint effort between the FASB and IASB to converge fair value measurement and disclosure guidance.  The ASU permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met.  The ASU also increases disclosure surrounding company determined market prices (Level 3) financial instruments and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the statement of financial position, but are included in disclosures at fair value.  The adoption of the ASU will be required for TCF’s first quarter 2012 Form 10-Q, and is not expected to have a material impact on TCF.

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220), which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements.  The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported.  These amendments will be reported retrospectively upon adoption.  The adoption of the ASU will be required for TCF’s first quarter 2012 Form 10-Q, and is not expected to have a material impact on TCF.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

On June 29, 2011, the Federal Reserve issued its final debit card interchange rule, establishing a debit card interchange fee cap. The rule is effective October 1, 2011 and apply to issuers that, together with their affiliates, have assets of $10 billion or more.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Bank Secrecy Act Consent Order

TCF National Bank (the “Bank”) remains subject to a Consent Order with the Office of Comptroller of the Currency (“OCC”) dated July 2010 relating to the need to make improvements to the Bank’s Bank Secrecy Act (“BSA”) Compliance Program.  The Consent Order addresses deficiencies in the Bank’s BSA program, including review and revision of the Bank’s BSA risk assessment, BSA Compliance Program, Suspicious Activity Report filing procedures and processes, and due diligence performed at account opening.  The Consent Order also calls for the completion of an account transaction review (the “lookback review”) for the period November 2008 to July 2010 for various types of identified activity, and requires that the Bank file Suspicious Activity Reports, where appropriate, following completion of the lookback review.  In addition to a number of actions it has taken to improve its BSA Compliance Program in response to the Consent Order, the Bank has completed the lookback review and submitted the results of that review to the OCC in May 2011 as required by the Consent Order.

In the event the OCC determines that the Bank has failed to comply with the Consent Order, the OCC may take additional enforcement action against the Bank, which could include the imposition of civil money penalties.  If the OCC is not satisfied with the results of the Bank’s lookback review, or its compliance with BSA requirements, the OCC could take a number of actions, including requiring an expanded lookback review or the imposition of civil money penalties.  The foregoing description of the Consent Order is qualified in its entirety by reference to the Consent Order, a copy of which was field as Exhibit 99.1 to TCF’s Report on Form 10-Q for the quarter ended June 30, 2010, and the Stipulation and Consent to the Issuance of a Consent Order attached as Exhibit 99.2 to such report.

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

Adverse Economic or Business Conditions, Credit and Other Risks.  Deterioration in general economic and banking industry conditions, including defaults, anticipated defaults or rating agency downgrades of  sovereign debt (including debt of the United States), or continued high rates of or increases in unemployment in TCF’s primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, deposit account attrition, or an inability to increase the number of deposit accounts; adverse changes in credit and other risks posed by TCF’s loan, lease, investment, and securities available for sale portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements; interest rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF’s interest-earning assets and the rates paid on its deposits and borrowings; and foreign currency exchange risks.

Earnings/Capital Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including the phase out of trust preferred securities in tier 1 capital called for by the Dodd-Frank Act, or additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital; adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; possible regulatory and other changes to the Federal Home Loan Bank System that may affect TCF’s borrowing capacity; costs associated with new regulatory requirements or interpretive guidance relating to liquidity.

Legislative and Regulatory Requirements.  New consumer protection and supervisory requirements, including the Dodd-Frank Act’s creation of a new Bureau of Consumer Financial Protection and limits on Federal preemption for state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; reduction of interchange revenue from debit card transactions resulting from the so-called Durbin Amendment to the Dodd-Frank Act, which limits debit card interchange fees; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions); deficiencies in TCF’s compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions or other adverse consequences such as increased capital requirements or higher deposit insurance assessments; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

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

TCF assumes no obligation to update forward-looking information as a result of new information or future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage interest-rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks, in the normal course of its business, the Company considers interest-rate risk to be one of its most significant market risks. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. TCF, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate).

TCF’s Asset/Liability Management Committee (“ALCO”) manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-2 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At June 30, 2011, net interest income is estimated to increase slightly by 2.2% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit repricings and events outside management’s control, such as customer behavior on loan and deposit activity, counterparty decisions on callable borrowings and the effect that competition has on both loan and deposit pricing. These assumptions are inherently uncertain and, as a result, net interest income simulation results will differ from actual results due the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.

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

TCF’s one-year interest rate gap was a positive $1.2 billion, or 6.1% of total assets, at June 30, 2011, compared with a positive $515.5 million, or 2.8% of total assets, at December 31, 2010. The change in the gap from year-end is primarily due to decreased levels of fixed-rate loans, an increase in non-contractual deposits and increased equity. A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 50 basis point increase in current mortgage loan interest rates would decrease prepayments on the $7 billion of fixed-rate mortgage-backed securities and consumer real estate loans at June 30, 2011, by approximately $65 million, or 11.9%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at June 30, 2011, by approximately $121 million, or 22.2% in the first year. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates.  Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Assistant Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011.

Disclosure controls and procedures are designed to ensure information required to be disclosed by TCF in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  TCF’s disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (Principal Executive Officer), the Chief Financial Officer (Principal Financial Officer) and the Controller and Assistant Treasurer (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure.  TCF’s disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

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

Changes in Internal Control Over Financial Reporting

There were no changes to TCF’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
	At	At	At	At	At
(Dollars in thousands,	June 30,	March 31,	December 31,	September 30,	June 30,
except per-share data)	2011	2011	2010	2010	2010
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$14,631,945	$14,796,541	$14,788,304	$14,896,601	$14,639,893
Securities available for sale	2,463,367	2,172,017	1,931,174	1,947,462	1,940,331
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	18,834,443	18,712,149	18,465,025	18,313,608	18,030,045
Deposits	11,939,476	12,043,684	11,585,115	11,461,519	11,523,043
Short-term borrowings	9,514	12,898	126,790	344,681	14,805
Long-term borrowings	4,415,362	4,533,176	4,858,821	4,581,511	4,600,820
Total equity	1,769,645	1,724,484	1,480,163	1,505,962	1,474,536

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
SELECTED OPERATIONS DATA:
Net interest income	$ 176,150	$ 174,040	$ 174,286	$ 173,755	$ 176,499
Provision for credit losses	44,005	45,274	77,646	59,287	49,013

Net interest income after provision for credit losses	132,145	128,766	96,640	114,468	127,486
Non-interest income:
Fees and other revenue	114,369	114,246	120,309	129,437	136,043
Gains (losses) on securities, net	(227)	-	21,185	8,505	(137)
Total non-interest income	114,142	114,246	141,494	137,942	135,906
Non-interest expense	196,006	193,895	190,500	191,753	189,069
Income before income tax expense	50,281	49,117	47,634	60,657	74,323
Income tax expense	18,758	18,442	16,011	22,852	28,112
Income after income tax expense	31,523	30,675	31,623	37,805	46,211
Income attributable to non-controlling interest	1,686	989	898	912	1,186
Net income available to common stockholders	29,837	29,686	30,725	36,893	45,025
Per common share:
Basic earnings	$ .19	$ .20	$ .22	$ .26	$ .32
Diluted earnings	$ .19	$ .20	$ .22	$ .26	$ .32
Dividends declared	$ .05	$ .05	$ .05	$ .05	$ .05

FINANCIAL RATIOS:
Return on average assets (1)	.67%	.66%	.68%	.84%	1.02%
Return on average common equity (1)	6.86	7.84	8.25	9.95	12.71
Net interest margin (1)	4.02	4.06	4.05	4.14	4.19
Net charge-offs as a percentage
of average loans and leases (1)	1.19	1.51	1.75	1.58	1.30
Average total equity to average assets	9.32	8.24	8.05	8.28	7.88
(1) Annualized.

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

Item 1A. Risk Factors

You should carefully consider the risks and the risk factors included under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and our quarterly report on Form 10-Q for the quarter ended March 31, 2011.  Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended June 30, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 to April 30, 2011
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	134,331	$15.81	N.A.	N.A.

May 1 to May 31, 2011
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.

June 1 to June 30, 2011
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.
Total
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	134,331	$15.81	N.A.	N.A.
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

Item 6. Exhibits

See Index to Exhibits on page 68 of this report.

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
(Principal Executive Officer)

/s/ Thomas F. Jasper
Thomas F. Jasper, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)

Dated: July 28, 2011

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

3(a)#	Amended and Restated Certificate of Incorporation of TCF Financial Corporation, as amended through April 27, 2011

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request

10(b)*

Amended and Restated TCF Financial Incentive Stock Program, as amended and restated January 1, 2011 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Current Report on Form 8-K filed May 2, 2011]

10(j)-1*

TCF Employees Stock Purchase Plan – Supplemental Plan, as amended and restated effective January 1, 2011 [incorporated by reference to Exhibit 10(j)-1 to TCF Financial Corporation’s Current Report on Form 8-K filed May 2, 2011]

10(p)*

TCF Performance-Based Compensation Policy for Covered Executives, as approved effective January 1, 2011 [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation’s Current Report on Form 8-K filed May 2, 2011]

12#	Computation of Ratios of Earnings to Fixed Charges for periods ended June 30, 2011, December 31, 2010, 2009, 2008, 2007 and 2006

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

101#

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

# Filed herein