Form 10-Q
period 2011-09-30
TCF FINANCIAL CORP
filed 2011-10-27
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2011

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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2011
Common Stock, $.01 par value	160,047,893 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	September 30,	December 31,
(Dollars in thousands, except per-share data)	2011	2010
	(Unaudited)
Assets

Cash and due from banks	$1,165,736	$663,901
Investments	162,719	179,768
Securities available for sale	2,600,806	1,931,174
Loans and leases:
Consumer real estate and other	7,003,909	7,195,269
Commercial	3,495,797	3,646,203
Leasing and equipment finance	3,011,795	3,154,478
Inventory finance	828,214	792,354
Total loans and leases	14,339,715	14,788,304
Allowance for loan and lease losses	(254,325)	(265,819)
Net loans and leases	14,085,390	14,522,485
Premises and equipment, net	434,333	443,768
Goodwill	152,599	152,599
Other assets	490,483	571,330
Total assets	$19,092,066	$18,465,025

Liabilities and Equity

Deposits:
Checking	$4,633,924	$4,530,064
Savings	5,870,280	5,390,802
Money market	632,467	635,922
Certificates of deposit	1,183,831	1,028,327
Total deposits	12,320,502	11,585,115
Short-term borrowings	7,204	126,790
Long-term borrowings	4,397,750	4,858,821
Total borrowings	4,404,954	4,985,611
Accrued expenses and other liabilities	494,527	414,136
Total liabilities	17,219,983	16,984,862
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share, 280,000,000 shares authorized; 160,007,417 and 142,965,012 shares issued	1,600	1,430
Additional paid-in capital	708,601	459,884
Retained earnings, subject to certain restrictions	1,133,386	1,064,978
Accumulated other comprehensive income (loss)	49,038	(31,514)
Treasury stock at cost, 45,504 and 51,160 shares, and other	(32,815)	(23,115)
Total TCF Financial Corporation stockholders’ equity	1,859,810	1,471,663
Non-controlling interest in subsidiaries	12,273	8,500
Total equity	1,872,083	1,480,163
Total liabilities and equity	$19,092,066	$18,465,025

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per-share data)	2011	2010	2011	2010

Interest income:
Loans and leases	$210,885	$219,974	$639,381	$663,151
Securities available for sale	22,561	19,901	62,629	62,373
Investments and other	1,997	1,232	5,634	3,609
Total interest income	235,443	241,107	707,644	729,133
Interest expense:
Deposits	11,883	13,974	35,317	47,859
Borrowings	47,496	53,378	146,073	156,358
Total interest expense	59,379	67,352	181,390	204,217
Net interest income	176,064	173,755	526,254	524,916
Provision for credit losses	52,315	59,287	141,594	158,791
Net interest income after provision for credit losses	123,749	114,468	384,660	366,125
Non-interest income:
Fees and service charges	58,452	67,684	168,361	211,701
Card revenue	27,701	27,779	82,504	83,442
ATM revenue	7,523	7,985	21,319	22,851
Subtotal	93,676	103,448	272,184	317,994
Leasing and equipment finance	21,646	24,912	70,675	65,792
Other	786	1,077	1,864	4,767
Fees and other revenue	116,108	129,437	344,723	388,553
Gains on securities, net	1,648	8,505	1,421	7,938
Total non-interest income	117,756	137,942	346,144	396,491
Non-interest expense:
Compensation and employee benefits	88,599	90,282	268,869	265,490
Occupancy and equipment	31,129	32,091	94,071	95,583
FDIC insurance	7,363	5,486	22,100	16,186
Deposit account premiums	7,045	3,340	16,409	15,616
Advertising and marketing	1,145	3,354	7,784	9,908
Other	34,708	39,481	106,341	108,944
Subtotal	169,989	174,034	515,574	511,727
Foreclosed real estate and repossessed assets, net	12,430	9,588	37,915	27,604
Operating lease depreciation	7,409	8,965	23,196	28,817
Other credit costs, net	(139)	(834)	2,905	4,476
Total non-interest expense	189,689	191,753	579,590	572,624
Income before income tax expense	51,816	60,657	151,214	189,992
Income tax expense	18,856	22,852	56,056	71,754
Income after income tax expense	32,960	37,805	95,158	118,238
Income attributable to non-controlling interest	1,243	912	3,918	2,399
Net income available to common stockholders	$31,717	$36,893	$91,240	$115,839

Net income per common share:
Basic	$.20	$.26	$.59	$.84
Diluted	$.20	$.26	$.59	$.84

Dividends declared per common share	$.05	$.05	$.15	$.15

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
					Accumulated
	Number of		Additional		Other	Treasury		Non-
	Common	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Shares Issued	Stock	Capital	Earnings	Income (Loss)	and Other	Total	Interests	Equity
Balance, December 31, 2009	130,339,500	$1,303	$297,429	$946,002	$(18,545)	$(50,827)	$1,175,362	$4,393	$1,179,755
Comprehensive income:
Income after income tax expense	-	-	-	115,839	-	-	115,839	2,399	118,238
Other comprehensive income	-	-	-	-	41,003	-	41,003	-	41,003
Comprehensive income	-	-	-	115,839	41,003	-	156,842	2,399	159,241
Public offering of common stock	12,322,250	124	164,443	-	-	-	164,567	-	164,567
Net investment by non-controlling interest	-	-	-	-	-	-	-	3,215	3,215
Dividends on common stock	-	-	-	(20,538)	-	-	(20,538)	-	(20,538)
Grants of restricted stock, 324,663 shares	-	-	(8,407)	-	-	8,407	-	-	-
Common shares purchased by TCF employee benefit plans	177,011	2	2,623	-	-	-	2,625	-	2,625
Treasury shares sold to TCF employee benefit plans, 757,612 shares	-	-	(7,893)	-	-	19,619	11,726	-	11,726
Cancellation of shares of restricted stock	(21,223)	-	(221)	28	-	-	(193)		(193)
Cancellation of common shares for tax withholding	(132,262)	(2)	(1,891)	-	-	-	(1,893)	-	(1,893)
Amortization of stock compensation	-	-	7,168	-	-	-	7,168	-	7,168
Stock compensation tax benefits	-	-	289	-	-	-	289	-	289
Change in shares held in trust for deferred compensation plans, at cost	-	-	599	-	-	(599)	-	-	-
Balance, September 30, 2010	142,685,276	$1,427	$454,139	$1,041,331	$22,458	$(23,400)	$1,495,955	$10,007	$1,505,962

Balance, December 31, 2010	142,965,012	$1,430	$459,884	$1,064,978	$(31,514)	$(23,115)	$1,471,663	$8,500	$1,480,163
Comprehensive income:
Income after income tax expense	-	-	-	91,240	-	-	91,240	3,918	95,158
Other comprehensive income	-	-	-	-	80,552	-	80,552	-	80,552
Comprehensive income	-	-	-	91,240	80,552	-	171,792	3,918	175,710
Public offering of common stock	15,081,968	151	219,515	-	-	-	219,666	-	219,666
Net distribution to non-controlling interest	-	-	-	-	-	-	-	(145)	(145)
Dividends on common stock	-	-	-	(22,863)	-	-	(22,863)	-	(22,863)
Grants of restricted stock to directors, 5,656 shares	-	-	(146)	-	-	146	-	-	-
Grants of restricted stock	1,213,000	12	(12)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	1,044,128	10	14,282	-	-	-	14,292	-	14,292
Cancellation of shares of restricted stock	(93,536)	(1)	(397)	31	-	-	(367)	-	(367)
Cancellation of common shares for tax withholding	(203,155)	(2)	(3,052)	-	-	-	(3,054)	-	(3,054)
Amortization of stock compensation	-	-	8,304	-	-	-	8,304	-	8,304
Stock compensation tax benefits	-	-	377	-	-	-	377	-	377
Change in shares held in trust for deferred compensation plans, at cost	-	-	9,846	-	-	(9,846)	-	-	-
Balance, September 30, 2011	160,007,417	$1,600	$708,601	$1,133,386	$49,038	$(32,815)	$1,859,810	$12,273	$1,872,083

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$91,240	$115,839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	141,594	158,791
Depreciation and amortization	55,232	58,677
Net increase in other assets and accrued expenses and other liabilities	96,296	26,574
Gains on sales of assets, net	(3,761)	(10,513)
Net income attributable to non-controlling interest	3,918	2,399
Other, net	14,554	14,567
Total adjustments	307,833	250,495
Net cash provided by operating activities	399,073	366,334

Cash flows from investing activities:
Principal collected on loans and leases, net of loan originations and purchases	564,355	256,019
Purchases of equipment for lease financing	(615,919)	(570,420)
Purchase of leasing and equipment finance portfolios	(9,735)	(186,779)
Purchase of inventory finance portfolios	(5,905)	(168,612)
Proceeds from sales of loans and leases	150,319	-
Proceeds from sales of securities available for sale	49,593	284,681
Purchases of securities available for sale	(1,039,058)	(498,822)
Proceeds from maturities of and principal collected on securities available for sale	446,745	245,635
Purchases of Federal Home Loan Bank stock	(5,551)	(10,008)
Redemption of Federal Home Loan Bank stock	23,363	11,135
Proceeds from sales of real estate owned	81,893	64,924
Purchases of premises and equipment	(22,155)	(28,491)
Other, net	25,729	25,186
Net cash used by investing activities	(356,326)	(575,552)

Cash flows from financing activities:
Net increase (decrease) in deposits	735,387	(106,800)
Net (decrease) increase in short-term borrowings	(119,586)	100,077
Proceeds from long-term borrowings	1,513	166,785
Payments on long-term borrowings	(376,184)	(31,733)
Net proceeds from public offering of common stock	219,666	164,567
Net (distribution to) investment by non-controlling interest	(145)	3,215
Dividends paid on common stock	(22,863)	(20,538)
Common stock sold to TCF employee benefit plans	14,292	2,623
Treasury shares sold to TCF employee benefit plans	-	11,726
Other, net	7,008	6,840
Net cash provided by financing activities	459,088	296,762
Net increase in cash and due from banks	501,835	87,544
Cash and due from banks at beginning of period	663,901	299,127
Cash and due from banks at end of period	$1,165,736	$386,671

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$176,902	$195,605
Income taxes (refunded) paid, net	$(12,547)	$70,636
Transfer of loans and leases to other assets	$132,069	$151,995

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

(2)       Investments

The carrying values of investments consist of the following.

	At	At
	September 30,	December 31,
(In thousands)	2011	2010
Federal Home Loan Bank stock, at cost:
Des Moines	$119,087	$136,899
Chicago	4,617	4,617
Subtotal	123,704	141,516
Federal Reserve Bank stock, at cost	31,722	30,684
Other	7,293	7,568
Total investments	$162,719	$179,768

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

During the first nine months of 2011, TCF recorded impairment charges of $16 thousand on other investments, which had a carrying value of $7.3 million at September 30, 2011. During the first nine months of 2010, TCF recorded impairment charges of $241 thousand on other investments, which had a carrying value of $7.7 million at September 30, 2010.

(3)       Securities Available for Sale

Securities available for sale consist of the following.

	At September 30, 2011				At December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,499,218	$99,567	$-	$2,598,785	$1,929,098	$16,579	$42,141	$1,903,536
Other	158	-	-	158	222	-	-	222
U.S. Treasury securities	-	-	-	-	24,999	1	-	25,000
Other securities	2,130	-	267	1,863	2,610	-	194	2,416
Total	$2,501,506	$99,567	$267	$2,600,806	$1,956,929	$16,580	$42,335	$1,931,174
Weighted-average yield	3.83%				3.87%

TCF recorded impairment charges of $269 thousand and $1 million on other securities for the third quarters of 2011 and 2010, respectively.  TCF recorded impairment charges of $480 thousand and $1.4 million on other securities for the first nine months of 2011 and 2010, respectively.

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

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At September 30, 2011:
Other securities	$1,663	$267	$-	$-	$1,663	$267

At December 31, 2010
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$988,753	$42,141	$-	$-	$988,753	$42,141
Other securities	2,216	194	-	-	2,216	194
Total	$990,969	$42,335	$-	$-	$990,969	$42,335

The amortized cost and fair value of securities available for sale at September 30, 2011, by contractual maturity, are shown below.

	Amortized
(In thousands)	Cost	Fair Value
Due in one year or less	$200	$200
Due in 1-5 years	105	113
Due in 5-10 years	175	179
Due after 10 years	2,499,096	2,598,651
No stated maturity	1,930	1,663
Total	$2,501,506	$2,600,806

(4)       Loans and Leases

The following table sets forth information about loans and leases.

	At	At
	September 30,	December 31,	Percentage
(Dollars in thousands)	2011	2010	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,798,607	$4,893,887	(1.9	) %
Junior lien	2,172,214	2,262,194	(4.0)
Total consumer real estate	6,970,821	7,156,081	(2.6)
Other	33,088	39,188	(15.6)
Total consumer real estate and other	7,003,909	7,195,269	(2.7)
Commercial:
Commercial real estate:
Permanent	3,032,066	3,125,837	(3.0)
Construction and development	170,121	202,379	(15.9)
Total commercial real estate	3,202,187	3,328,216	(3.8)
Commercial business	293,610	317,987	(7.7)
Total commercial	3,495,797	3,646,203	(4.1)
Leasing and equipment finance (1):
Equipment finance loans	1,019,982	939,474	8.6
Lease financings:
Direct financing leases	2,018,111	2,277,753	(11.4)
Sales-type leases	32,597	29,728	9.7
Lease residuals	106,070	109,555	(3.2)
Unearned income and deferred lease costs	(164,965)	(202,032)	(18.3)
Total lease financings	1,991,813	2,215,004	(10.1)
Total leasing and equipment finance	3,011,795	3,154,478	(4.5)
Inventory finance	828,214	792,354	4.5
Total loans and leases	$14,339,715	$14,788,304	(3.0	) %

(1)      Operating leases of $65.8 million and $77.4 million at September 30, 2011 and December 31, 2010, respectively, are included  in other assets in the Consolidated Statements of Financial Condition.

For certain leases, TCF sells minimum lease payments to third-party financial institutions at fixed rates.  For those transactions which achieve sale treatment, the related lease cash flow stream is not recognized on TCF’s Statements of Financial Condition.  During the three months ended September 30, 2011, TCF sold $36.3 million of minimum lease payment receivables, received cash of $36.4 million and recognized a gain of $159 thousand. During the nine months ended September 30, 2011, TCF sold $81.1 million of minimum lease payment receivables, received cash of $87.4 million and recognized a gain of $6.3 million.  At September 30, 2011, TCF’s lease residuals reported within the table above include $5.5 million related to all historical sales of minimum lease payment receivables.

Acquired Loans and Leases  During the first nine months of 2011, TCF paid $5.9 million to acquire inventory finance loans with a portfolio balance of $6 million.  Non-accretable discounts of $2.8 million and $4.2 million remained on purchased loan and lease portfolios at September 30, 2011 and December 31, 2010, respectively.  In the future, if TCF is unable to collect the expected cash flows or reduces its expectations for cash flows below the current level, an allowance for credit losses will be established on these acquired portfolios.

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

Within TCF’s $365.8 million acquired loan and lease portfolios at September 30, 2011, there are certain loans which had experienced deterioration in credit quality at the time of acquisition.  These loans had outstanding principal balances of $8.5 million and $13.7 million at September 30, 2011 and December 31, 2010, respectively.  The non-accretable discount on loans acquired with deteriorated credit quality was $749 thousand and $769 thousand at September 30, 2011 and December 31, 2010, respectively.  The remaining accretion to be recognized in income for these loans was $115 thousand at September 30, 2011 and $207 thousand at December 31, 2010.  Accretion of $26 thousand and $40 thousand was recorded to income during the three months ended September 30, 2011 and September 30, 2010, respectively. Accretion of $92 thousand and $125 thousand was recorded to income during the nine months ended September 30, 2011 and September 30, 2010, respectively.

(5)       Allowance for Loan and Lease Losses and Credit Quality Information

Allowance for Loan and Lease Losses  The following tables provide information regarding the allowance for loan and lease losses:

	Consumer		Leasing and
	Real Estate and		Equipment	Inventory
(In thousands)	Other	Commercial	Finance	Finance	Total
At or For the Three Months Ended September 30, 2011
Balance, at beginning of quarter	$177,137	$50,783	$24,611	$2,941	$255,472
Charge-offs	(48,551)	(5,290)	(3,636)	(284)	(57,761)
Recoveries	3,234	250	853	22	4,359
Net charge-offs	(45,317)	(5,040)	(2,783)	(262)	(53,402)
Provision for credit losses	46,829	3,756	1,472	258	52,315
Other	-	-	-	(60)	(60)
Balance, at end of quarter	$178,649	$49,499	$23,300	$2,877	$254,325
At or For the Three Months Ended September 30, 2010
Balance, at beginning of quarter	$171,380	$45,255	$32,443	$2,565	$251,643
Charge-offs	(39,803)	(13,463)	(9,555)	(124)	(62,945)
Recoveries	3,573	637	881	44	5,135
Net charge-offs	(36,230)	(12,826)	(8,674)	(80)	(57,810)
Provision for credit losses	36,662	17,155	5,205	265	59,287
Balance, at end of quarter	$171,812	$49,584	$28,974	$2,750	$253,120
At or For the Nine Months Ended September 30, 2011
Balance, at beginning of year	$174,503	$62,478	$26,301	$2,537	$265,819
Charge-offs	(127,795)	(26,232)	(12,441)	(855)	(167,323)
Recoveries	10,085	730	3,391	57	14,263
Net charge-offs	(117,710)	(25,502)	(9,050)	(798)	(153,060)
Provision for credit losses	121,856	12,523	6,049	1,166	141,594
Other	-	-	-	(28)	(28)
Balance, at end of period	$178,649	$49,499	$23,300	$2,877	$254,325
At or For the Nine Months Ended September 30, 2010
Balance, at beginning of year	$167,442	$43,504	$32,063	$1,462	$244,471
Charge-offs	(109,869)	(30,886)	(25,640)	(755)	(167,150)
Recoveries	12,942	1,081	2,809	176	17,008
Net charge-offs	(96,927)	(29,805)	(22,831)	(579)	(150,142)
Provision for credit losses	101,297	35,885	19,742	1,867	158,791
Balance, at end of period	$171,812	$49,584	$28,974	$2,750	$253,120

The following tables provide other information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At September 30, 2011
	Consumer		Leasing and
	Real Estate and		Equipment	Inventory
(In thousands)	Other	Commercial	Finance	Finance	Total
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$177,578	$25,013	$17,706	$2,750	$223,047
Individually evaluated for loss potential	1,071	24,486	5,594	127	31,278
Total	$178,649	$49,499	$23,300	$2,877	$254,325
Loans and leases outstanding:
Collectively evaluated for loss potential	$6,997,773	$2,790,168	$2,977,981	$819,950	$13,585,872
Individually evaluated for loss potential	6,136	705,629	25,350	8,264	745,379
Loans acquired with deteriorated credit quality	-	-	8,464	-	8,464
Total	$7,003,909	$3,495,797	$3,011,795	$828,214	$14,339,715

	At December 31, 2010
	Consumer		Leasing and
	Real Estate and		Equipment	Inventory
(In thousands)	Other	Commercial	Finance	Finance	Total
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$173,726	$26,928	$17,478	$2,097	$220,229
Individually evaluated for loss potential	777	35,550	8,823	440	45,590
Total	$174,503	$62,478	$26,301	$2,537	$265,819
Loans and leases outstanding:
Collectively evaluated for loss potential	$7,182,753	$2,933,466	$3,102,581	$785,231	$14,004,031
Individually evaluated for loss potential	12,516	712,737	38,243	7,123	770,619
Loans acquired with deteriorated credit quality	-	-	13,654	-	13,654
Total	$7,195,269	$3,646,203	$3,154,478	$792,354	$14,788,304

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

	At September 30, 2011
			90 Days or	Total 60+
	0-59 Days	60-89 Days	More	Days
	Delinquent and	Delinquent and	Delinquent and	Delinquent and	Total
(In thousands)	Accruing	Accruing	Accruing	Accruing	Performing	Non-Accrual	Total
Consumer real estate and other:
First mortgage lien	$4,589,695	$35,044	$43,197	$78,241	$4,667,936	$130,671	$4,798,607
Junior lien	2,135,492	9,507	8,992	18,499	2,153,991	18,223	2,172,214
Other	33,026	49	9	58	33,084	4	33,088
Total consumer real estate and other	6,758,213	44,600	52,198	96,798	6,855,011	148,898	7,003,909
Commercial real estate	3,097,257	2,718	-	2,718	3,099,975	102,212	3,202,187
Commercial business	262,201	7	354	361	262,562	31,048	293,610
Total commercial	3,359,458	2,725	354	3,079	3,362,537	133,260	3,495,797
Leasing and equipment finance:
Middle market	1,569,718	1,586	39	1,625	1,571,343	17,898	1,589,241
Small ticket	705,214	1,326	455	1,781	706,995	6,180	713,175
Winthrop	461,627	25	-	25	461,652	163	461,815
Other	170,901	1	-	1	170,902	196	171,098
Total leasing and equipment finance	2,907,460	2,938	494	3,432	2,910,892	24,437	2,935,329
Inventory finance	826,829	134	174	308	827,137	1,077	828,214
Subtotal	13,851,960	50,397	53,220	103,617	13,955,577	307,672	14,263,249
Portfolios acquired with deteriorated credit quality	75,190	467	809	1,276	76,466	-	76,466
Total	$13,927,150	$50,864	$54,029	$104,893	$14,032,043	$307,672	$14,339,715

	At December 31, 2010
			90 Days or	Total 60+
	0-59 Days	60-89 Days	More	Days
	Delinquent and	Delinquent and	Delinquent and	Delinquent and	Total
(In thousands)	Accruing	Accruing	Accruing	Accruing	Performing	Non-Accrual	Total
Consumer real estate and other:
First mortgage lien	$4,679,168	$30,910	$42,938	$73,848	$4,753,016	$140,871	$4,893,887
Junior lien	2,214,805	7,398	13,365	20,763	2,235,568	26,626	2,262,194
Other	39,099	30	9	39	39,138	50	39,188
Total consumer real estate and other	6,933,072	38,338	56,312	94,650	7,027,722	167,547	7,195,269
Commercial real estate	3,215,055	8,856	-	8,856	3,223,911	104,305	3,328,216
Commercial business	279,879	165	-	165	280,044	37,943	317,987
Total commercial	3,494,934	9,021	-	9,021	3,503,955	142,248	3,646,203
Leasing and equipment finance:
Middle market	1,606,125	3,221	330	3,551	1,609,676	23,153	1,632,829
Small ticket	695,491	3,172	727	3,899	699,390	11,018	710,408
Winthrop	529,467	462	-	462	529,929	134	530,063
Other	158,431	-	-	-	158,431	102	158,533
Total leasing and equipment finance	2,989,514	6,855	1,057	7,912	2,997,426	34,407	3,031,833
Inventory finance	790,955	189	155	344	791,299	1,055	792,354
Subtotal	14,208,475	54,403	57,524	111,927	14,320,402	345,257	14,665,659
Portfolios acquired with deteriorated credit quality	119,529	1,215	1,901	3,116	122,645	-	122,645
Total	$14,328,004	$55,618	$59,425	$115,043	$14,443,047	$345,257	$14,788,304

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Contractual interest due on non-accrual loans and leases	$9,474	$11,039	$28,833	$29,691
Interest income recognized on loans and leases in non-accrual status	1,652	2,019	5,688	4,881
Net reduction in interest income	$7,822	$9,020	$23,145	$24,810

The following table summarizes consumer real estate loans to customers in bankruptcy.

	At September 30,	At December 31,
(In thousands)	2011	2010
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$82,137	$68,010
60+ days delinquent and accruing	2,012	1,849
Non-accrual	18,199	23,063
Total consumer real estate loans to customers in bankruptcy	$102,348	$92,922

For the nine months ended September 30, 2011 and 2010, interest income would have been reduced by approximately $94 thousand and $87 thousand, respectively, had the accrual of interest income been discontinued upon notification of bankruptcy.

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

During the third quarter of 2011, TCF adopted Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), which modified guidance for identifying restructurings of receivables that constitute a TDR. As a result of adopting the provisions of ASU 2011-02, TCF reassessed all loan modifications that occurred after December 31, 2010 for identification as TDRs.  TCF adopted the provisions of the ASU that require impaired loan accounting and reporting for newly identified TDRs as of July 1, 2011. The total of newly identified TDRs was $46.3 million, of which $20.7 million were accruing consumer real estate loans and $23.7 million were accruing commercial loans.  Due to the increase in accruing TDRs, the consumer real estate provision for credit losses on impaired loans increased $2.2 million in the third quarter of 2011. There was no increase in commercial provision as a result of the newly identified TDRs.

TCF held consumer real estate loan TDRs of $423.8 million and $367.9 million at September 30, 2011 and December 31, 2010, respectively, of which $378.8 million and $337.4 million were accruing at September 30, 2011 and December 31, 2010, respectively. TCF also held $132.6 million and $66.3 million of commercial loan TDRs at September 30, 2011 and December 31, 2010, respectively, of which $87.6 million and $48.8 million were accruing at September 30, 2011 and December 31, 2010, respectively. The amount of additional funds committed to borrowers in TDR status was $7.3 million and $2.2 million at September 30, 2011 and December 31, 2010, respectively.

TCF’s TDR concessions granted generally do not include forgiveness of principal balances. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. All loans classified as TDRs are considered to be impaired.

When a loan is modified as a TDR, there is not a direct, material impact on the loans within the Statements of Financial Condition, as principal balances are generally not forgiven.

The financial effects of TDRs are presented in the following tables and represent the difference between interest income recognized on accruing TDRs and the contractual interest that would have been recorded  under the original contractual terms.

	Three Months Ended September 30,
	2011			2010
	Contractual	Interest Income		Contractual	Interest Income
	Interest Due on	Recognized on	Net Reduction in	Interest Due on	Recognized on	Net Reduction in
(In thousands)	TDRs	TDRs	Interest Income	TDRs	TDRs	Interest Income
Consumer real estate:
First mortgage lien	$6,041	$3,031	$3,010	$5,093	$2,807	$2,286
Junior lien	433	241	192	382	192	190
Total consumer real estate	6,474	3,272	3,202	5,475	2,999	2,476
Commercial real estate	875	857	18	28	26	2
Commercial business	110	110	-	-	-	-
Total commercial	985	967	18	28	26	2
Leasing and equipment finance:
Middle market	18	19	(1)	-	-	-
Total leasing and equipment finance	18	19	(1)	-	-	-
Total	$7,477	$4,258	$3,219	$5,503	$3,025	$2,478

	Nine Months Ended September 30,
	2011			2010
	Contractual	Interest Income		Contractual	Interest Income
	Interest Due on	Recognized on	Net Reduction in	Interest Due on	Recognized on	Net Reduction in
(In thousands)	TDRs	TDRs	Interest Income	TDRs	TDRs	Interest Income
Consumer real estate:
First mortgage lien	$17,402	$8,995	$8,407	$14,298	$7,577	$6,721
Junior lien	1,247	696	551	1,048	521	527
Total consumer real estate	18,649	9,691	8,958	15,346	8,098	7,248
Commercial real estate	1,744	1,709	35	28	26	2
Commercial business	192	192	-	-	-	-
Total commercial	1,936	1,901	35	28	26	2
Leasing and equipment finance:
Middle market	62	63	(1)	-	-	-
Total leasing and equipment finance	62	63	(1)	-	-	-
Total	$20,647	$11,655	$8,992	$15,374	$8,124	$7,250

Accruing loans that were restructured within the 12 months preceding September 30, 2011 and 2010 and defaulted during the three and nine months ended September 30, 2011 and 2010 are presented within the table below.  TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status or has been transferred to other real estate owned.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Number	Loan	Number	Loan	Number	Loan	Number	Loan
(Dollars in thousands)	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
Consumer real estate:
First mortgage lien	19	$3,577	25	$4,306	29	$5,325	48	$9,369
Junior lien	1	22	6	387	6	263	11	634
Total consumer real estate	20	3,599	31	4,693	35	5,588	59	10,003
Commercial real estate	1	360	-	-	2	881	-	-
Total defaulted modified loans	21	$3,959	31	$4,693	37	$6,469	59	$10,003
Loans modified in the 12 months preceding period end	974	$298,956	1,275	$226,874	974	$298,956	1,275	$226,874
Defaulted modified loans as a percent of loans modified in the 12 months preceding period end	2.2%	1.3%	2.4%	2.1%	3.8%	2.2%	4.6%	4.4%

Consumer real estate TDRs are evaluated separately in TCF’s allowance methodology based on the expected cash flows for loans in this status. The allowance on accruing consumer real estate loan TDRs was $49.1 million, or 13% of the outstanding balance at September 30, 2011, and $36.8 million, or 10.9% of the outstanding balance at December 31, 2010.  The reserve percentage increased for September 30, 2011 compared with December 31, 2010 primarily due to more modifications being extended, longer expected modification periods, lower expected realizable values on re-defaulted loans due to declines in property values and the required adoption of new accounting standards on TDRs. For consumer real estate TDRs, TCF utilized re-default rates ranging from 10% to 19.5%, depending on modification type, in determining impairment, which is consistent with actual experience.  The allowance on accruing commercial loan TDRs was $1.4 million, or 1.6% of the outstanding balance, at September 30, 2011 and $695 thousand, or 1.4% of the outstanding balance, at December 31, 2010.

Consumer real estate loans that are less than 150 days past due, or six payments owing, at the time of modification remain on accrual status if there is demonstrated performance under a reduced payment amount prior to the actual legal modification and payment in full under the modified loan is expected. Otherwise, the loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments. All eligible loans are re-aged to current delinquency status upon modification.

Impaired Loans  TCF considers impaired loans to include non-accrual commercial, equipment finance and inventory finance loans along with consumer real estate, commercial, and leasing and equipment finance TDR loans. Non-accrual impaired loans are included in the previous tables within the amounts disclosed as non-accrual and the accruing consumer real estate and commercial TDRs have been previously disclosed as performing within the tables of performing and non-accrual loans and leases. In the following table, the loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition whereas the unpaid contractual balance represents the balances legally owed by the borrowers, excluding write-downs.

The following impaired loans were included in previous amounts disclosed within Performing and Non-accrual Loans and Leases and Loan Modifications for Borrowers with Financial Difficulties.

	At September 30, 2011
	Unpaid		Related
	Contractual	Loan	Allowance
(In thousands)	Balance	Balance	Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$350,416	$350,016	$48,022
Junior lien	25,871	25,900	3,591
Total consumer real estate	376,287	375,916	51,613
Commercial real estate	216,360	181,719	11,286
Commercial business	47,358	39,151	6,484
Total commercial	263,718	220,870	17,770
Leasing and equipment finance:
Middle market	12,295	12,295	2,185
Small ticket	671	671	163
Other	196	196	21
Total leasing and equipment finance	13,162	13,162	2,369
Inventory finance	1,077	1,077	61
Total impaired loans with an allowance recorded	654,244	611,025	71,813
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	64,211	46,521	-
Junior lien	2,980	1,369	-
Total consumer real estate	67,191	47,890	-
Total impaired loans	$721,435	$658,915	$71,813

	At December 31, 2010
	Unpaid		Related
	Contractual	Loan	Allowance
(In thousands)	Balance	Balance	Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$315,289	$314,852	$35,340
Junior lien	21,679	21,717	3,006
Total consumer real estate	336,968	336,569	38,346
Commercial real estate	192,426	153,143	20,214
Commercial business	41,168	37,943	8,558
Total commercial	233,594	191,086	28,772
Leasing and equipment finance:
Middle market	13,181	13,181	2,745
Small ticket	524	524	155
Other	102	102	2
Total leasing and equipment finance	13,807	13,807	2,902
Inventory finance	1,055	1,055	185
Total impaired loans with an allowance recorded	585,424	542,517	70,205
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	37,822	29,688	-
Junior lien	2,972	1,655	-
Total consumer real estate	40,794	31,343	-
Total impaired loans	$626,218	$573,860	$70,205

The increase in the loan balance of impaired loans from December 31, 2010 was primarily due to an increase of $41.4 million in accruing consumer loan TDRs and an increase of $38.8 million in accruing commercial TDRs. Included in impaired loans were $365.1 million and $326.1 million of accruing consumer real estate loan TDRs less than 90 days past due as of September 30, 2011 and December 31, 2010, respectively.

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and nine months ended September 30, 2011, respectively, are included within the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
		Interest Income		Interest Income
(In thousands)	Average Balance	Recognized	Average Balance	Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$345,719	$2,976	$332,434	$8,964
Junior lien	24,892	224	23,809	681
Total consumer real estate	370,611	3,200	356,243	9,645
Commercial real estate	165,637	857	167,431	1,721
Commercial business	40,433	110	38,547	193
Total commercial	206,070	967	205,978	1,914
Leasing and equipment finance:
Middle market	13,240	34	12,738	91
Small ticket	652	-	598	9
Other	224	-	149	-
Total leasing and equipment finance	14,116	34	13,485	100
Inventory finance	856	24	1,066	66
Total impaired loans with an allowance recorded	591,653	4,225	576,772	11,725
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	43,615	341	38,105	777
Junior lien	1,506	16	1,512	56
Total consumer real estate	45,121	357	39,617	833
Total impaired loans	$636,774	$4,582	$616,389	$12,558

(6)       Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At September 30, 2011		At December 31, 2010
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2011	$-	-%	$300,000	4.64%
	2013	400,000.97		400,000.97
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Subtotal		3,950,000	4.02	4,250,000	4.07
Subordinated bank notes	2014	71,020	2.00	71,020	1.96
	2015	50,000	1.93	50,000	1.89
	2016	74,643	5.63	74,589	5.63
Subtotal		195,663	3.37	195,609	3.34
Junior subordinated notes (trust preferred)	2068	113,671	12.83	111,061	12.28
Senior unsecured term note	2012	-	-	89,787	3.83
Discounted lease rentals	2011	17,051	5.32	84,101	5.30
	2012	57,658	5.32	61,829	5.31
	2013	35,894	5.29	39,155	5.28
	2014	16,451	5.13	16,463	5.12
	2015	5,586	5.04	5,211	5.02
	2016	3,989	4.98	3,818	4.98
	2017	1,787	4.98	1,787	4.98
Subtotal		138,416	5.26	212,364	5.27
Total long-term borrowings		$4,397,750	4.26	$4,858,821	4.27

Included in FHLB advances and repurchase agreements at September 30, 2011 are $300 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity. In addition, at September 30, 2011, TCF had $100 million of FHLB advances containing a one-time call provision in 2011. The one-time call provision expired on October 11, 2011.

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

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at September 30, 2011 were as follows.

(Dollars in thousands)		Weighted-	Stated	Weighted-
Year	Next Call	Average Rate	Maturity	Average Rate

2011	$400,000	3.77%	$-	-%
2015	-	-	200,000	3.88
2017	-	-	100,000	4.37
2018	-	-	100,000	2.96
Total	$400,000	3.77	$400,000	3.77

During the first quarter of 2011, TCF repaid its $90 million senior unsecured variable-rate term note. TCF was not in default with respect to any of its covenants under the variable-rate term note agreement prior to or at the time of repayment.

(7)                   Equity

Treasury stock and other consists of the following:

	At	At
	September 30,	December 31,
(In thousands)	2011	2010
Treasury stock, at cost	$(1,178)	$(1,325)
Shares held in trust for deferred compensation plans, at cost	(31,637)	(21,790)
Total	$(32,815)	$(23,115)

In March 2011, TCF completed a public offering of common stock which raised net proceeds of $219.7 million through the issuance of 15,081,968 common shares.  At September 30, 2011, TCF had 5.4 million shares in its stock repurchase program authorized by its Board of Directors.

At September 30, 2011, TCF had 3,199,988 outstanding warrants to purchase common stock with a strike price of $16.93 per share. Upon completion of the U.S. Treasury’s secondary public offering of the warrants issued under the Capital Purchase Program (“CPP”) in December of 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol “TCBWS”. As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

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

			Minimum		Well-Capitalized
	Actual		Capital Requirement (1)		Capital Requirement (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Tier 1 leverage capital (2)
TCF	$1,787,140	9.50%	$752,291	4.00%	N.A	N.A.
TCF National Bank	1,629,469	8.67	751,672	4.00	$939,590	5.00%
Tier 1 risk-based capital
TCF	1,787,140	13.15	543,471	4.00	815,207	6.00
TCF National Bank	1,629,469	12.00	543,268	4.00	814,902	6.00
Total risk-based capital
TCF	2,076,447	15.28	1,086,942	8.00	1,358,678	10.00
TCF National Bank	1,918,713	14.13	1,086,536	8.00	1,358,170	10.00
As of December 31, 2010:
Tier 1 leverage capital
TCF	$1,475,525	8.00%	$737,930	4.00%	N.A.	N.A.
TCF National Bank	1,519,201	8.24	737,528	4.00	$921,909	5.00%
Tier 1 risk-based capital
TCF	1,475,525	10.59	557,164	4.00	835,746	6.00
TCF National Bank	1,519,201	10.91	556,756	4.00	835,133	6.00
Total risk-based capital
TCF	1,808,412	12.98	1,114,328	8.00	1,392,910	10.00
TCF National Bank	1,851,962	13.31	1,113,511	8.00	1,391,889	10.00

N.A. Not Applicable.

(1) The minimum and well capitalized requirements are determined by the Federal Reserve for TCF and by the OCC for TCF National Bank pursuant to the FDIC Improvement Act of 1991. At September 30, 2011, TCF and TCF National Bank exceeded their regulatory capital requirements and are considered “well-capitalized”.

(2) The minimum Tier 1 leverage ratio for bank holding companies and banks is 3.0 or 4.0 percent depending on factors specified in regulations issued by federal banking agencies.

(8)     Foreign Exchange Contracts

Forward foreign exchange contracts to sell a foreign currency are used to manage the foreign exchange risk associated with certain assets, liabilities and forecasted transactions.  Forward foreign exchange contracts represent agreements to exchange a foreign currency for U.S. dollars at an agreed-upon price on an agreed-upon settlement date.

All forward foreign exchange contracts are recognized within other assets or other liabilities at fair value on the Statement of Financial Condition and typically settle within 30 days.

The following tables summarize the forward foreign exchange contracts as of September 30, 2011 and December 31, 2010.  See Note 9 of Item 1. Financial Statements - Notes to Consolidated Financial Statements for additional information regarding the fair value measurement of forward foreign exchange contracts.

		At September 30, 2011
		Receivables			Payables
			Not			Not
	Notional	Designated	Designated		Designated	Designated
(In thousands)	Amount	as Hedges	as Hedges	Total	as Hedges	as Hedges	Total
Forward foreign exchange contracts	$176,541	$795	$8,539	$9,334	$-	$-	$-
Netting adjustments (1)		-	(5,035)	(5,035)	-	-	-
Net receivable / payable		$795	$3,504	$4,299	$-	$-	$-

		At December 31, 2010
		Receivables			Payables
			Not			Not
	Notional	Designated	Designated		Designated	Designated
(In thousands)	Amount	as Hedges	as Hedges	Total	as Hedges	as Hedges	Total
Forward foreign exchange contracts	$185,540	$12	$3	$15	$198	$1,659	$1,857
Netting adjustments (1)		(12)	(3)	(15)	(12)	(3)	(15)
Net receivable / payable		$-	$-	$-	$186	$1,656	$1,842

(1) Foreign exchange contract receivables and payables, and the related cash collateral received and paid are netted when a legally enforceable master netting agreement exists between TCF and a counterparty. Includes $5 million of cash collateral receivable at September 30, 2011.

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

Cash Flow Hedges Foreign exchange contracts, which include forward contracts, were used to manage the foreign exchange risk associated with TCF’s minimum lease payment stream. As of September 30, 2011, there were no outstanding forward foreign exchange contracts classified as cash flow hedges and no unrealized gains or losses on derivatives classified as cash flow hedges recorded to other comprehensive income (loss).  At December 31, 2010, the Company had $2 thousand of unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss). For the three and nine months ended September 30, 2011, losses of $11 thousand and $24 thousand, respectively, were excluded from the assessment of hedge effectiveness of TCF’s cash flow hedges.

Net Investment Hedges Foreign exchange contracts, which include forward contracts and currency options, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned Canadian subsidiary, along with certain assets, liabilities and forecasted transactions of that subsidiary. The gross amount of related gains or losses included in the cumulative translation adjustment within other comprehensive income (loss) for the three and nine months ended September 30, 2011, were gains of $1.3 million and $716 thousand, respectively.

The following table summarizes the pre-tax impact of foreign exchange activity on other non-interest expense within the Consolidated Statements of Income and Consolidated Statements of Financial Condition, by accounting designation.

	For the Three Months Ended	For the Nine Months Ended
(In thousands)	September 30, 2011	September 30, 2011
Consolidated Statements of Income:
Foreign exchange losses	$(14,709)	$(9,541)
Forward foreign exchange contract gains:
Net investment hedge	$-	$-
Cash flow hedge	278	265
Not designated as hedges	13,970	8,280
Total forward foreign exchange contract gains	14,248	8,545
Net realized loss	$(461)	$(996)
Consolidated Statements of Financial Condition:
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	$(1,410)	$(876)
Net investment hedge	1,293	716
Cash flow hedge	26	3
Net unrealized loss	$(91)	$(157)

TCF executes all of its foreign exchange contracts in the over-the-counter market with large, international financial institutions in the form of International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements that include credit risk-related features that enhance the creditworthiness of these instruments as compared with other obligations of the respective counterparty with whom TCF has transacted by requiring that additional collateral be posted under certain circumstances.  These contingent features may be for the benefit of TCF, as well as its counterparties with respect to changes in TCF’s creditworthiness.  At December 31, 2010, TCF had posted $854 thousand of U.S. Treasury securities as collateral under such agreements in the normal course of business. No such collateral was posted at September 30, 2011. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions.

In connection with certain over-the-counter forward foreign exchange contracts, TCF could be required to provide additional collateral or to terminate transactions with certain counterparties in the event that, among other things, TCF National Bank’s long-term debt is rated less than BB- by Standard and Poor’s ratings group.  At September 30, 2011, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $38.1 million. If these credit risk-related contingent features were triggered, approximately $762 thousand of additional collateral could be required or the contract could be terminated.

(9)                   Fair Value Measurement

Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”.  The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at September 30, 2011.

Securities Available for Sale Securities available for sale consist primarily of U.S. Government sponsored enterprise securities and federal agencies and U.S. Treasury securities. The fair value of U.S. Government sponsored enterprise securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are classified as Level 2 assets.  The fair value of U.S. Treasury bills is recorded using prices obtained from independent asset pricing services that obtain prices from brokers and active market participants, and are classified as Level 1 assets.  Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity.  However, management does not adjust these prices.

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

Forward Foreign Exchange Contracts TCF’s forward foreign exchange contracts are executed in over-the-counter markets and are valued using a cash flow model that includes key inputs such as foreign exchange rates and, in accordance with generally accepted accounting principles, an assessment of the risk of counterparty non-performance.  The risk of counterparty non-performance is based on external assessments of credit risk.  The majority of these contracts are based on observable transactions, but not quoted markets, and are classified as Level 2 assets and liabilities. As permitted under generally accepted accounting principles, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the following table, the derivative receivable and payable balances are presented gross of this netting adjustment.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Readily	Observable	Company
	Available	Market	Determined	Total at
(In thousands)	Market Prices (1)	Prices (2)	Market Prices (3)	Fair Value
At September 30, 2011:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$2,598,785	$-	$2,598,785
Other	-	-	158	158
Other securities	276	-	1,587	1,863
Forward foreign currency contracts	-	9,334	-	9,334
Assets held in trust for deferred compensation plans (4)	9,204	-	-	9,204
Total assets	$9,480	$2,608,119	$1,745	$2,619,344
At December 31, 2010:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$1,903,536	$-	$1,903,536
Other	-	-	222	222
U.S. Treasury securities	25,000	-	-	25,000
Other securities	-	-	2,416	2,416
Forward foreign currency contracts	-	15	-	15
Assets held in trust for deferred compensation plans (4)	9,178	-	-	9,178
Total assets	$34,178	$1,903,551	$2,638	$1,940,367
Forward foreign currency contracts	$-	$1,857	$-	$1,857
Total liabilities	$-	$1,857	$-	$1,857

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

The change in total assets carried at fair value using Company Determined Market Prices, from December 31, 2010 to September 30, 2011, was the result of decreases in fair values of $384 thousand recorded within non-interest expense, decreases in fair value of $180 thousand recorded through other comprehensive income and reductions due to principal paydowns of $64 thousand. Transfers from securities measured at fair value using Readily Available Market Prices to securities measured using Company Determined Market Prices were $264 thousand.

The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of such collateral.

Real estate owned and repossessed and returned equipment  The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned equipment is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment.  Real estate owned and repossessed and returned equipment were written down $20.5 million, which is included in foreclosed real estate and repossessed assets, net expense, during the nine months ended September 30, 2011.

The table below presents the balances of assets at September 30, 2011 and December 31, 2010 which were measured at fair value on a non-recurring basis.

	Readily	Observable	Company
	Available	Market	Determined	Total at
(In thousands)	Market Prices (1)	Prices (2)	Market Prices (3)	Fair Value
At September 30, 2011:
Loans (4)	$-	$-	$42,340	$42,340
Real estate owned (5)	-	-	110,793	110,793
Repossessed and returned equipment (5)	-	4,366	40	4,406
Investments (6)	-	-	4,549	4,549
Total	$-	$4,366	$157,722	$162,088
At December 31, 2010:
Loans (4)	$-	$-	$42,683	$42,683
Real estate owned (5)	-	-	127,295	127,295
Repossessed and returned equipment (5)	-	5,731	1,180	6,911
Investments (6)	-	-	4,296	4,296
Total	$-	$5,731	$175,454	$181,185

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

(5) Amounts do not include assets held at cost at September 30, 2011 or December 31, 2010.

(6) Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

(10)            Fair Value of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value.  These fair value estimates were made at September 30, 2011 and December 31, 2010, based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled.  However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the Company’s remaining financial instruments are set forth in the following table.  This information represents only a portion of TCF’s balance sheet, and not the estimated value of the Company as a whole.  Non-financial instruments such as the value of TCF’s branches and core deposits, leasing operations and the future revenues from TCF’s customers are not reflected in this disclosure.  Therefore, this information is of limited use in assessing the value of TCF.

	At September 30,		At December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	$1,165,736	$1,165,736	$663,901	$663,901
Investments	162,719	162,719	179,768	179,768
Securities available for sale	2,600,806	2,600,806	1,931,174	1,931,174
Forward foreign currency contracts	4,299	4,299	-	-
Loans:
Consumer real estate and other	7,003,909	6,771,516	7,195,269	6,907,960
Commercial real estate	3,202,187	3,158,770	3,328,216	3,222,201
Commercial business	293,610	280,611	317,987	303,172
Equipment finance loans	1,019,982	1,031,252	939,474	942,167
Inventory finance loans	828,214	828,119	792,354	792,940
Allowance for loan losses (1)	(254,325)	-	(265,819)	-
Total financial instrument assets	$16,027,137	$16,003,828	$15,082,324	$14,943,283
Financial instrument liabilities:
Checking, savings and money market deposits	$11,136,671	$11,136,671	$10,556,788	$10,556,788
Certificates of deposit	1,183,831	1,186,872	1,028,327	1,031,090
Short-term borrowings	7,204	7,204	126,790	126,790
Long-term borrowings	4,397,750	4,958,657	4,858,821	5,280,615
Forward foreign currency contracts	-	-	1,842	1,842
Total financial instrument liabilities	$16,725,456	$17,289,404	$16,572,568	$16,997,125
Financial instruments with off-balance sheet risk: (2)
Commitments to extend credit (3)	$31,864	$31,864	$33,909	$33,909
Standby letters of credit (4)	(74)	(74)	(92)	(92)
Total financial instruments with off-balance-sheet risk	$31,790	$31,790	$33,817	$33,817

(1) Expected credit losses are included in the estimated fair values.

(2) Positive amounts represent assets, negative amounts represent liabilities.

(3) Carrying amounts are included in other assets.

(4) Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization.  Securities available for sale and assets held in trust for deferred compensation plans are carried at fair value (see Note 9 of Item 1. Financial Statements - Notes to Consolidated Financial Statements).  Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

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

(11)            Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the nine months ended September 30, 2011.

	Restricted Stock		Stock Options
		Weighted-Average			Weighted-Average
	Shares	Grant Date Fair Value	Shares	Price Range	Exercise Price
Outstanding at December 31, 2010	1,770,625	$13.94	2,208,619	$12.85 - $15.75	$14.44
Granted	1,213,000	12.48	-	-	-
Forfeited	(93,536)	13.63	(9,875)	-	15.75
Vested	(592,993)	14.09	-	-	-
Outstanding at September 30, 2011	2,297,096	13.14	2,198,744	$12.85 - $15.75	$14.43
Exercisable at September 30, 2011	N.A.	N.A.	1,109,640	-	$14.44
N.A. Not applicable

Unrecognized stock compensation for restricted stock and stock options was $18.4 million with a weighted-average remaining amortization period of 1.2 years at September 30, 2011.  As of September 30, 2011, the weighted average remaining contractual life of stock options outstanding was 5.97 years.

(12)            Employee Benefit Plans

The following tables set forth the net periodic benefit cost included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and nine months ended September 30, 2011 and 2010.

	Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Interest cost	$555	$638	$1,667	$1,915
Expected return on plan assets	(691)	(1,236)	(2,073)	(3,709)
Recognized actuarial loss	480	399	1,438	1,196
Settlement expense	293	580	1,030	1,466
Net periodic benefit cost	$637	$381	$2,062	$868

	Postretirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Interest cost	$108	$114	$323	$342
Service cost	-	-	1	1
Amortization of transition obligation	1	1	3	3
Recognized actuarial loss	81	79	244	236
Net periodic benefit cost	$190	$194	$571	$582

TCF made no cash contributions to the Pension Plan in either of the nine months ended September 30, 2011 or 2010.  During the third quarter and first nine months of 2011, TCF paid $123 thousand and $390 thousand, respectively, for benefits of the Postretirement Plan, compared with $136 thousand and $431 thousand, respectively, for the same periods in 2010.

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

The following tables set forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

	Retail	Wholesale	Treasury	Support
(In thousands)	Banking	Banking	Services	Services	Eliminations	Consolidated
For the Three Months Ended September 30, 2011:
Revenues from external customers:
Interest income	$97,243	$110,371	$27,829	$-	$-	$235,443
Non-interest income (expense)	91,803	23,816	2,367	(230)	-	117,756
Total	$189,046	$134,187	$30,196	$(230)	$-	$353,199
Net interest income (expense)	$112,958	$69,494	$(5,793)	$(30)	$(565)	$176,064
Provision for credit losses	45,972	5,769	574	-	-	52,315
Non-interest income	91,803	23,816	6,375	33,858	(38,096)	117,756
Non-interest expense	132,517	52,350	7,054	35,864	(38,096)	189,689
Income tax expense (benefit)	9,851	12,933	(2,506)	(857)	(565)	18,856
Income (loss) after income tax expense	16,421	22,258	(4,540)	(1,179)	-	32,960
Income attributable to non-controlling interest	-	1,243	-	-	-	1,243
Net income (loss)	$16,421	$21,015	$(4,540)	$(1,179)	$-	$31,717
Total assets	$7,331,155	$7,577,621	$7,369,876	$74,962	$(3,261,548)	$19,092,066

For the Three Months Ended September 30, 2010:
Revenues from external customers:
Interest income	$103,416	$112,203	$25,488	$-	$-	$241,107
Non-interest income (expense)	102,371	26,985	9,576	(990)	-	137,942
Total	$205,787	$139,188	$35,064	$(990)	$-	$379,049
Net interest income (expense)	$113,047	$62,219	$(785)	$(287)	$(439)	$173,755
Provision for credit losses	36,451	22,668	168	-	-	59,287
Non-interest income	102,371	26,985	9,576	33,116	(34,106)	137,942
Non-interest expense	141,055	45,541	2,047	37,216	(34,106)	191,753
Income tax expense (benefit)	14,557	7,588	2,769	(1,623)	(439)	22,852
Income (loss) after income tax expense	23,355	13,407	3,807	(2,764)	-	37,805
Income attributable to non-controlling interest	-	912	-	-	-	912
Net income (loss)	$23,355	$12,495	$3,807	$(2,764)	$-	$36,893
Total assets	$7,648,368	$7,860,769	$6,091,722	$93,556	$(3,380,807)	$18,313,608

	Retail	Wholesale	Treasury	Support
(In thousands)	Banking	Banking	Services	Services	Eliminations	Consolidated
For the Nine Months Ended September 30, 2011:
Revenues from external customers:
Interest income	$292,613	$336,321	$78,710	$-	$-	$707,644
Non-interest income (expense)	268,152	75,916	2,410	(334)	-	346,144
Total	$560,765	$412,237	$81,120	$(334)	$-	$1,053,788
Net interest income (expense)	$333,582	$206,123	$(11,898)	$-	$(1,553)	$526,254
Provision for credit losses	118,643	21,167	1,784	-	-	141,594
Non-interest income	268,152	75,916	15,206	102,081	(115,211)	346,144
Non-interest expense	411,392	155,298	21,099	107,012	(115,211)	579,590
Income tax expense (benefit)	27,382	38,966	(6,925)	(1,814)	(1,553)	56,056
Income (loss) after income tax expense	44,317	66,608	(12,650)	(3,117)	-	95,158
Income attributable to non-controlling interest	-	3,918	-	-	-	3,918
Net income (loss)	$44,317	$62,690	$(12,650)	$(3,117)	$-	$91,240
Total assets	$7,331,155	$7,577,621	$7,369,876	$74,962	$(3,261,548)	$19,092,066

For the Nine Months Ended September 30, 2010:
Revenues from external customers:
Interest income	$310,389	$339,060	$79,684	$-	$-	$729,133
Non-interest income (expense)	314,790	73,280	9,630	(1,209)	-	396,491
Total	$625,179	$412,340	$89,314	$(1,209)	$-	$1,125,624
Net interest income (expense)	$330,981	$186,222	$9,542	$(823)	$(1,006)	$524,916
Provision for credit losses	100,540	57,064	1,187	-	-	158,791
Non-interest income	314,790	73,280	9,630	102,379	(103,588)	396,491
Non-interest expense	419,607	141,123	6,047	109,435	(103,588)	572,624
Income tax expense (benefit)	48,495	22,148	5,194	(3,077)	(1,006)	71,754
Income (loss) after income tax expense	77,129	39,167	6,744	(4,802)	-	118,238
Income attributable to non-controlling interest	-	2,399	-	-	-	2,399
Net income (loss)	$77,129	$36,768	$6,744	$(4,802)	$-	$115,839
Total assets	$7,648,368	$7,860,769	$6,091,722	$93,556	$(3,380,807)	$18,313,608

(14)            Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per-share data)	2011	2010	2011	2010
Basic Earnings Per Common Share
Net income available to common stockholders	$31,717	$36,893	$91,240	$115,839
Earnings allocated to participating securities	73	171	267	590
Earnings allocated to common stock	$31,644	$36,722	$90,973	$115,249
Weighted-average shares outstanding	159,302,141	141,795,410	154,659,623	138,868,180
Restricted stock	(1,883,420)	(1,111,731)	(1,652,640)	(1,044,624)
Weighted-average common shares outstanding for basic earnings per common share	157,418,721	140,683,679	153,006,983	137,823,556
Basic earnings per share	$.20	$.26	$.59	$.84

Diluted Earnings Per Common Share
Earnings allocated to common stock	$31,644	$36,722	$90,973	$115,249
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	157,418,721	140,683,679	153,006,983	137,823,556
Net dilutive effect of:
Non-participating restricted stock	195,593	79,435	169,483	38,270
Stock options	6,632	159,145	125,329	142,395
Weighted-average common shares outstanding for diluted earnings per common share	157,620,946	140,922,259	153,301,795	138,004,221
Diluted earnings per share	$.20	$.26	$.59	$.84

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

At September 30, 2011, 2.3 million shares related to non-participating restricted stock and stock options and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because they were anti-dilutive. At September 30, 2010, 295 thousand shares related to non-participating restricted stock and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because they were anti-dilutive.

(15)            Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss).  The following table summarizes the components of comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net income	$31,717	$36,893	$91,240	$115,839
Other comprehensive income (loss):
Unrealized gains arising during the period on securities available for sale	116,958	3,708	126,972	70,869
Recognized pension and postretirement actuarial losses, settlement expense, prior service cost and transition obligation	855	1,059	2,715	2,901
Reclassification adjustment for securities gains included in net income	(1,915)	(9,552)	(1,915)	(9,552)
Foreign currency translation adjustment	(1,410)	447	(876)	127
Net investment hedge	1,293	-	716	-
Cash flow hedge	26	-	3	-
Income tax (expense) benefit	(42,946)	1,750	(47,063)	(23,342)
Total other comprehensive income (loss)	72,861	(2,588)	80,552	41,003
Comprehensive income	$104,578	$34,305	$171,792	$156,842

(16)            Other Expense

Other expense consists of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Card processing and issuance	$4,654	$4,906	$13,752	$14,383
Professional fees	3,337	6,480	10,056	12,040
Telecommunications	3,201	2,929	9,210	8,984
Outside processing	2,904	2,866	8,926	8,534
Postage and courier	2,689	2,985	7,771	9,294
Deposit account losses	2,072	3,848	6,226	9,569
Office supplies	1,604	1,955	4,958	6,361
ATM processing	1,270	1,431	3,732	4,603
Other	12,977	12,081	41,710	35,176
Total other expense	$34,708	$39,481	$106,341	$108,944

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a bank holding company based in Wayzata, Minnesota.  Its principal subsidiary, TCF National Bank, is headquartered in South Dakota. TCF had 436 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets) at September 30, 2011.

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

TCF’s primary lending strategy is to originate high credit quality secured loans and leases. TCF’s retail lending operation offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on properties or to customers located within TCF’s primary banking markets. The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc., a company that delivers equipment finance solutions to businesses in select markets, and Winthrop Resources Corporation, a company that primarily leases technology and data processing equipment.  TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. TCF’s inventory finance business originates commercial variable-rate loans which are secured by equipment under a floorplan arrangement and supported by repurchase agreements from original equipment manufacturers in the United States and Canada.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 60.3% of TCF’s total revenue for the nine months ended September 30, 2011.  Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.  TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations.  Maintaining fee and service charge revenue has been challenging as a result of the slowing of the economy, changing customer behavior and the impact of regulations.  Providing a wide range of retail banking services is an integral component of TCF’s philosophy and a major strategy for generating additional non-interest income.  Key drivers of non-interest income are the number of deposit accounts and related transaction activity.

TCF’s card revenues will be impacted by the Durbin Amendment (the “Amendment”) to the Dodd-Frank Wall Street and Consumer Protection Act of 2010 (The “Act” or “Dodd-Frank Act”), which directed the Board of Governors of the Federal Reserve System (“Federal Reserve”) to establish rules related to debit-card interchange fees.  The final rule, which became effective on October 1, 2011, sets a base interchange fee limit of 21 cents, plus a per transaction component of 5 basis points, and a one cent charge if issuers comply with certain fraud protection provisions.  TCF estimates that implementation of this rule will result in an average interchange fee of approximately 23.4 cents per transaction, and result in a reduction in TCF’s card interchange revenue of approximately $15 million in the fourth quarter of 2011.  TCF expects to start seeing the results of various mitigation efforts beginning in the first quarter of 2012.

On October 13, 2011, TCF’s wholly-owned subsidiary, TCF National Bank, entered into a definitive agreement to acquire Gateway One Lending & Finance, LLC (“Gateway One”).  Gateway One is a privately-held lending company, headquartered in Anaheim, California, that primarily originates used automobile loans to customers through dealer relationships. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2011.

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three and nine months ended September 30, 2011 and 2010, and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF’s net income was $31.7 million and $91.2 million for the third quarter and first nine months of 2011, respectively, compared with $36.9 million and $115.8 million for the same 2010 periods. TCF’s diluted earnings per common share was 20 cents and 59 cents for the third quarter and first nine months of 2011, respectively, compared with 26 cents and 84 cents for the same 2010 periods.

Return on average assets was .69% and .68% for the third quarter and first nine months of 2011, respectively, compared with .84% and .87% for the same 2010 periods.  Return on average common equity was 7.00% and 7.20% for the third quarter and first nine months of 2011, respectively, compared with 9.95% and 11.11% for the same 2010 periods.

Operating Segment Results

See Note 13 of Item 1. Financial Statements - Notes to Consolidated Financial Statements for the financial results of TCF’s operating segments.

RETAIL BANKING, consisting of branch banking and retail lending, reported net income of $16.4 million and $44.3 million for the third quarter and first nine months of 2011, respectively, compared with $23.4 million and $77.1 million for the same 2010 periods.  Retail Banking net interest income for the third quarter and first nine months of 2011 was $113 million and $333.6 million, respectively, compared with $113 million and $331 million for the same 2010 periods.

The Retail Banking provision for credit losses was $46 million and $118.6 million for the third quarter and first nine months of 2011, respectively, compared with $36.5 million and $100.5 million for the same 2010 periods.  The provision for credit losses in the third quarter includes additional provisions on impaired loans of $2.2 million due to a $20.7 million increase in accruing consumer real estate troubled debt restructurings (“TDR”) as a result of new accounting standards for determining if a loan modification is a TDR in response to new accounting guidance, effective in the quarter.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Credit Losses” for further discussion.

Retail Banking non-interest income totaled $91.8 million for the third quarter of 2011, down 10.3% from $102.4 million for the same 2010 period.  Retail Banking non-interest income totaled $268.2 million for the first nine months of 2011, down 14.8% from $314.8 million for the same 2010 period.  The decrease in non-interest income from the third quarter and first nine months of 2010 is primarily due to decreased activity-based fee revenue as a result of overdraft fee regulations that began in August 2010 and lower monthly maintenance fees as more customers qualify for fee waivers. Retail Banking activity based fee revenue, which totaled $47.5 million during the third quarter, has grown throughout 2011.  During the third quarter of 2011 activity based fee revenues grew 3% compared with the second quarter of 2011 and grew 14.9% compared with the first quarter of 2011.

Retail Banking non-interest expense for the third quarter and first nine months of 2011 was $132.5 million and $411.4 million, respectively, compared with $141.1 million and $419.6 million for the same 2010 periods. The decrease for the third quarter 2011, compared with the same 2010 period, was primarily due to decreased advertising and marketing expenses attributable to discontinuation of TCF’s debit card rewards program. The program was discontinued in the third quarter of 2011 as a result of new federal regulation regarding debit card interchange fees. The decrease in non-interest expense for the first nine months of 2011, compared with the same 2010 period, was primarily due to decreased expenses related to consumer real estate loan pool insurance and the discontinuation of TCF’s debit card rewards program, partially offset by increased expenses related to foreclosed real estate.

WHOLESALE BANKING, consisting of commercial banking, leasing and equipment finance and inventory finance, reported net income of $21 million and $62.7 million for the third quarter and first nine months of 2011, respectively, compared with $12.5 million and $36.8 million for the same 2010 periods.  Net interest income for the third quarter and first nine months of 2011 was $69.5 million and $206.1 million, respectively, compared with $62.2 million and $186.2 million for the same 2010 periods. The increase in net interest income for both periods from 2010 was primarily due to growth in inventory finance.

The provision for credit losses for this operating segment was $5.8 million and $21.2 million for the third quarter and first nine months of 2011, respectively, compared with $22.7 million and $57.1 million for the same 2010 periods.  Wholesale Banking net charge-offs totaled $8.2 million and $37 million during the third quarter and first nine months of 2011, compared with $21.5 million and $52.8 million during the same 2010 periods.  The decrease in net charge-offs for the third quarter of 2011, compared with the third quarter of 2010, was primarily due to decreased commercial banking net charge-offs in Illinois and Michigan and decreased equipment finance net charge-offs in the middle market and small ticket segments.  The decrease in net charge-offs for the nine months ended September 30, 2011, compared with the prior year period, was primarily due to decreased commercial banking net charge-offs in Michigan and decreased equipment finance net charge-offs in the middle market segment, as customer performance improved.

Wholesale Banking non-interest income for the third quarter and first nine months of 2011 totaled $23.8 million and $75.9 million, respectively, down $27 million for the third quarter and up $73.3 million for the same 2010 periods. The decrease for the third quarter 2011, compared with the same 2010 period, was primarily due to lower levels of customer initiated lease activity.  The increase for the first nine months of 2011, compared with the same period, was primarily due to gains on customer initiated lease activity.

Wholesale Banking non-interest expense totaled $52.4 million and $155.3 million for the third quarter and first nine months of 2011, respectively, compared with $45.5 million and $141.1 million for the same 2010 periods. The increase from the third quarter and first nine months of 2010 was primarily due to increased valuation write-downs of commercial real estate properties owned and FDIC insurance premiums resulting from changes in the FDIC insurance rate calculations for banks over $10 billion in total assets, partially offset by decreased operating lease depreciation due to the reduction in the operating lease portion of the portfolio.

TREASURY SERVICES reported a net loss of $4.5 million and $12.7 million for the third quarter and first nine months of 2011, respectively, compared with net income of $3.8 million and $6.7 million for the same 2010 periods. The decrease was primarily due to the impact of increased asset liquidity, partially offset by a lower average cost of borrowings.

Consolidated Net Interest Income

Net interest income for the third quarter of 2011 totaled $176.1 million, up from the third quarter of 2010 and flat with the second quarter of 2011. Net interest income for the first nine months of 2011 totaled $526.3 million, essentially flat with the same 2010 period.  The increase in net interest income from the third quarter of 2010 was primarily due to reductions in deposits rates, reduced interest expense on long-term borrowings and additional income due to growth in inventory finance loans, partially offset by reduced interest income on consumer real estate loans, as lower yielding variable-rate loans are a higher portion of the portfolio than higher yielding fixed-rate loans.

Net interest margin for the third quarter of 2011 was 3.96%, down from 4.14% for the third quarter of 2010 and 4.02% for the second quarter of 2011.  Net interest margin for the first nine months of 2011 was 4.01%, down from 4.18% for the first nine months of 2010.  The decreases in net interest margin from all periods were primarily due to increased asset liquidity and growth in lower yielding loans and leases as a result of the lower interest rate environment, partially offset by lower average cost of deposits and borrowings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Borrowings and Liquidity” for further discussion.

Achieving net interest income growth over time primarily depends on TCF’s ability to generate growth in higher-yielding assets and low or no interest-cost deposits.  While interest rates and consumer preferences continue to change over time, TCF is currently asset sensitive as measured by its interest rate gap (the difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months).  Being asset sensitive generally means that TCF’s net interest income may increase in rising interest rate environments.  Since TCF is primarily deposit funded, the degree of the impact on net interest income is somewhat controlled by TCF, but is impacted by how its competitors price comparable products.

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

	Three Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yields and Rates (1)	Average Balance	Interest	Average Yields and Rates (1)
Assets:
Investments and other	$958,996	$1,997.83%		$309,027	$1,232	1.59%
U.S. Government sponsored entities:
Mortgage-backed securities	2,339,862	22,556	3.86	1,796,348	19,873	4.43
U.S. Treasury securities	10,761	1.04		69,705	23.13
Other securities	340	4	4.68	452	5	4.40
Total securities available for sale (2)	2,350,963	22,561	3.84	1,866,505	19,901	4.26
Loans and leases:
Consumer real estate:
Fixed-rate	4,592,855	70,087	6.06	5,019,925	77,934	6.16
Variable-rate	2,392,966	30,845	5.11	2,213,091	29,893	5.36
Consumer - other	18,183	387	8.44	25,130	565	8.92
Total consumer real estate and other	7,004,004	101,319	5.74	7,258,146	108,392	5.93
Commercial:
Fixed- and adjustable-rate	2,853,117	41,150	5.72	2,955,954	43,862	5.89
Variable-rate	711,081	7,759	4.33	717,894	7,541	4.17
Total commercial	3,564,198	48,909	5.44	3,673,848	51,403	5.55
Leasing and equipment finance	3,066,208	46,072	6.01	3,002,714	48,103	6.41
Inventory finance	826,198	15,151	7.28	655,485	12,514	7.57
Total loans and leases (3)	14,460,608	211,451	5.81	14,590,193	220,412	6.01
Total interest-earning assets	17,770,567	236,009	5.28	16,765,725	241,545	5.73
Other assets	1,222,700			1,268,697
Total assets	$18,993,267			$18,034,422

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,396,857			$1,408,984
Small business	704,272			659,165
Commercial and custodial	294,253			279,475
Total non-interest bearing deposits	2,395,382			2,347,624
Interest-bearing deposits:
Checking	2,103,184	1,057.20		2,014,550	1,454.29
Savings	5,789,188	7,912.54		5,426,481	9,095.66
Money market	650,598	692.42		654,030	1,074.65
Subtotal	8,542,970	9,661.45		8,095,061	11,623.57
Certificates of deposit	1,114,934	2,222.79		1,006,685	2,351.93
Total interest-bearing deposits	9,657,904	11,883.49		9,101,746	13,974.61
Total deposits	12,053,286	11,883.39		11,449,370	13,974.48
Borrowings:
Short-term borrowings	43,073	31.29		40,646	84.82
Long-term borrowings	4,403,724	47,465	4.28	4,587,964	53,294	4.61
Total borrowings	4,446,797	47,496	4.24	4,628,610	53,378	4.58
Total interest-bearing liabilities	14,104,701	59,379	1.67	13,730,356	67,352	1.95
Total deposits and borrowings	16,500,083	59,379	1.43	16,077,980	67,352	1.66
Other liabilities	672,944			463,492
Total liabilities	17,173,027			16,541,472
Total TCF Financial Corp. stockholders’ equity	1,813,384			1,483,565
Non-controlling interest in subsidiaries	6,856			9,385
Total equity	1,820,240			1,492,950
Total liabilities and equity	$18,993,267			$18,034,442
Net interest income and margin		$176,630	3.96%		$174,193	4.14%

(1)          Annualized.

(2)          Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes equity securities.

(3)          Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

	Nine Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yields and Rates (1)	Average Balance	Interest	Average Yields and Rates (1)
Assets:
Investments and other	$744,934	$5,634	1.01%	$314,003	$3,609	1.53%
U.S. Government sponsored entities:
Mortgage-backed securities	2,136,516	62,581	3.91	1,846,895	62,327	4.50
U.S. Treasury securities	64,414	34.07		28,212	30.14
Other securities	360	14	5.20	462	16	4.63
Total securities available for sale (2)	2,201,290	62,629	3.79	1,875,569	62,373	4.43
Loans and leases:
Consumer real estate:
Fixed-rate	4,660,371	212,508	6.10	5,152,532	238,612	6.19
Variable-rate	2,379,947	91,691	5.15	2,089,381	85,701	5.48
Consumer - other	19,788	1,300	8.78	27,687	1,766	8.53
Total consumer real estate and other	7,060,106	305,499	5.78	7,269,600	326,079	6.00
Commercial:
Fixed- and adjustable-rate	2,880,986	124,634	5.78	2,959,921	132,162	5.97
Variable-rate	713,898	23,173	4.34	739,274	23,231	4.20
Total commercial	3,594,884	147,807	5.50	3,699,195	155,393	5.62
Leasing and equipment finance	3,084,613	139,813	6.04	3,022,487	147,358	6.50
Inventory finance	889,709	47,816	7.19	634,182	35,327	7.45
Total loans and leases (3)	14,629,312	640,935	5.85	14,625,464	664,157	6.07
Total interest-earning assets	17,575,536	709,198	5.39	16,815,036	730,139	5.80
Other assets	1,176,606			1,235,115
Total assets	$18,752,142			$18,050,151

Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,443,033			$1,450,749
Small business	685,435			629,530
Commercial and custodial	288,202			282,569
Total non-interest bearing deposits	2,416,670			2,362,848
Interest-bearing deposits:
Checking	2,120,083	3,633.23		2,081,403	4,991.32
Savings	5,608,783	22,688.54		5,416,757	31,431.78
Money market	657,570	2,331.47		661,035	3,489.71
Subtotal	8,386,436	28,652.46		8,159,195	39,911.65
Certificates of deposit	1,100,029	6,665.81		1,058,840	7,948	1.00
Total interest-bearing deposits	9,486,465	35,317.50		9,218,035	47,859.69
Total deposits	11,903,135	35,317.40		11,580,883	47,859.55
Borrowings:
Short-term borrowings	53,619	144.36		87,642	265.40
Long-term borrowings	4,538,823	145,929	4.30	4,524,832	156,093	4.61
Total borrowings	4,592,442	146,073	4.25	4,612,474	156,358	4.53
Total interest-bearing liabilities	14,078,907	181,390	1.72	13,830,509	204,217	1.97
Total deposits and borrowings	16,495,577	181,390	1.47	16,193,357	204,217	1.69
Other liabilities	558,119			456,796
Total liabilities	17,053,696			16,650,153
Total TCF Financial Corp. stockholders’ equity	1,689,695			1,390,462
Non-controlling interest in subsidiaries	8,751			9,536
Total equity	1,698,446			1,399,998
Total liabilities and equity	$18,752,142			$18,050,151
Net interest income and margin		$527,808	4.01%		$525,922	4.18%

(1)          Annualized.

(2)          Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes equity securities.

(3)          Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

Provision for Credit Losses

The following tables summarize the composition of TCF’s provision for credit losses and percentage of the total provision expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,				Change
(Dollars in thousands)	2011		2010		$	%
Consumer real estate and other	$46,829	89.5%	$36,662	61.9%	$10,167	27.7%
Commercial	3,756	7.2	17,155	28.9	(13,399)	(78.1)
Leasing and equipment finance	1,472	2.8	5,205	8.8	(3,733)	(71.7)
Inventory finance	258.5		265.4		(7)	(2.6)
Total	$52,315	100.0%	$59,287	100.0%	$(6,972)	(11.8)%

	Nine Months Ended
	September 30,				Change
	2011		2010		$	%
Consumer real estate and other	$121,856	86.1%	$101,297	63.8%	$20,559	20.3%
Commercial	12,523	8.8	35,885	22.6	(23,362)	(65.1)
Leasing and equipment finance	6,049	4.3	19,742	12.4	(13,693)	(69.4)
Inventory finance	1,166.8		1,867	1.2	(701)	(37.5)
Total	$141,594	100.0%	$158,791	100.0%	$(17,197)	(10.8)%

TCF recorded provision expense of $52.3 million and $141.6 million in the third quarter and first nine months of 2011, respectively, compared with $59.3 million and $158.8 million in the same 2010 periods.  The decrease from the third quarter and first nine months of 2010 was primarily driven by decreases in commercial and leasing and equipment finance net charge-offs and reserves as customer performance improved, partially offset by higher net charge-offs and TDR reserves for consumer real estate loans.  The increase in provision for TDRs was primarily due to more modifications being extended, longer expected modification periods, lower expected realizable values on re-defaulted loans due to continued declines in property values and increased TDRs due to required new accounting standards. See “Item 1. Notes to Consolidated Financial Statements – Allowance for Loan and Lease Losses and Credit Quality Information for further discussion on new TDR standards.

Net loan and lease charge-offs for the third quarter and first nine months of 2011 were $53.4 million, or 1.48% (annualized) of average loans and leases, and $153.1 million, or 1.39% (annualized), respectively, compared with $57.8 million, or 1.58% (annualized), and $150.1 million, or 1.37% (annualized), in the same periods of 2010.

Consumer real estate net charge-offs for the third quarter and for the first nine months of 2011 were $43.8 million and $115.8 million, respectively, compared with $34.5 million and $93.2 million for the same 2010 periods.  The increase in consumer real estate net charge-offs was partially due to a modification of the consumer real estate non-accrual loan policy to require more frequent valuations after loans are moved to non-accrual status until clear title is received, in response to longer foreclosure timelines due to court backlogs.  The initial impact of the non-accrual loan policy change accelerated the timing of charge-offs on non-accrual consumer real estate loans by $2.2 million in the third quarter of 2011, it had no impact on TCF’s provision or net income since these losses were previously provided for in the allowance for loan and lease losses.

Commercial net charge-offs for the third quarter and first nine months of 2011 were $5 million and $25.5 million, respectively, compared with $12.8 million and $29.8 million for the same 2010 periods.  The decrease from the third quarter and the first nine months of 2010 was primarily due to lower charge-offs relating to commercial real estate loans.  Leasing and equipment finance net charge-offs for the third quarter and first nine months of 2011 were $2.8 million and $9.1 million, respectively, compared with $8.7 million and $22.8 million in the same 2010 periods.  The decrease in leasing and equipment finance net charge-offs from the third quarter and first nine months of 2010 was primarily due to decreases in charge-offs in the small ticket and middle market segments.

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

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations.  Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income.  Non-interest income totaled $117.8 million and $346.1 million for the third quarter and first nine months of 2011, respectively, compared with $137.9 million and $396.5 million for the same 2010 periods.

Fees and Service Charges

Fees and service charges totaled $58.5 million and $168.4 million for the third quarter and first nine months of 2011, respectively, compared with $67.7 million and $211.7 million for the same 2010 periods.  The decrease in fees and service charges from the third quarter and first nine months of 2010 was primarily due to decreased activity-based fee revenue as a result of a change in overdraft fee regulations in August 2010 and lower monthly maintenance fees as more customers qualified for fee waivers. Retail Banking activity based fee revenue, which totaled $47.5 million during the third quarter, has grown throughout 2011.  During the third quarter of 2011, activity based fee revenues grew 3% compared with the second quarter of 2011 and grew 14.9% compared with the first quarter of 2011.

Card Revenues

Card revenues totaled $27.7 million and $82.5 million for the third quarter and first nine months of 2011, respectively, compared with $27.8 million and $83.4 million for the same 2010 periods.  Compared with the third quarter of 2010, a decrease in average interchange rates in the third quarter of 2011 was mostly offset by an increase in the volume of card transactions. The decrease compared with the first nine months of 2010 was primarily due to a decrease in the average interchange rate per transaction.

TCF is the 11th largest issuer of Visa® small business debit cards and the 15th largest issuer of Visa consumer debit cards in the United States, based on payments volume for the three months ended June 30, 2011, as provided by Visa. TCF earns interchange revenue from customer card transactions paid by merchants, not by TCF’s customers.  Card products represented 28.1% and 28.8% of banking fee revenue for the three and nine months, respectively, ended September 30, 2011, and revenue from such products change based on customer payment trends, the number of deposit accounts using the cards and the interchange rate mix based on where payment transactions take place.  Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  The continued success of TCF’s debit card program depends significantly on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

On June 29, 2011, the Federal Reserve issued its final debit card interchange rule, establishing a debit card interchange fee cap. These rules became effective October 1, 2011, and apply to issuers that, together with their affiliates, have assets of $10 billion or more. TCF estimates that implementation of this rule will result in an average interchange fee of approximately 23.4 cents per transaction, and result in a reduction in TCF’s card interchange revenue by approximately $15 million in the fourth quarter of 2011.

The following tables set forth information about TCF’s card business.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2011	2010	Amount	%
Average number of checking accounts with a TCF card	1,245,456	1,342,342	(96,886)	(7.2)%
Average active card users	769,491	785,735	(16,244)	(2.1)
Average number of transactions per card per month	23.6	22.8	.8	3.5
Sales volume for the three months ended:
Off-line (Signature)	$1,681,737	$1,635,056	$46,681	2.9
On-line (PIN)	235,886	236,001	(115)	(0.0)
Total	$1,917,623	$1,871,057	46,566	2.5
Average transaction size (in dollars)	$35	$35	-	-
Percentage off-line	87.70%	87.39%		31	bps
Average interchange per transaction	$.48	$.49	(.01)	(2.0)%
Average interchange rate per transaction	1.37%	1.40%		(3)	bps

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2011	2010	Amount	%
Average number of checking accounts with a TCF card	1,244,832	1,441,314	(196,482)	(13.6)%
Average active card users	766,092	819,967	(53,875)	(6.6)
Average number of transactions per card per month	34.8	21.9	12.9	58.8
Sales volume for the nine months ended:
Off-line (Signature)	$5,035,073	$4,991,742	$43,331.9
On-line (PIN)	718,501	729,567	(11,066)	(1.5)
Total	$5,753,574	$5,721,309	32,265.6
Average transaction size (in dollars)	$36	$35	1.0	2.9
Percentage off-line	88.95%	88.74%		20	bps
Average interchange per transaction	$.49	$.49	-	-%
Average interchange rate per transaction	1.36%	1.38%		(2)	bps

ATM Revenue

For the third quarter and first nine months of 2011, ATM revenue was $7.5 million and $21.3 million, respectively, compared with $8 million and $22.9 million for the same 2010 periods. The decline in ATM revenue was primarily due to fewer fee generating transactions.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenue, including sales-type and operating lease revenues, totaled $21.6 million and $70.7 million for the third quarter and first nine months of 2011, respectively, compared with $24.9 million and $65.8 million for the same 2010 periods. The decrease from the third quarter of 2010 was due to lower levels of sales-type lease revenues. The increase from the nine months ended September 30, 2010 was due to increased sales-type lease revenues resulting from higher levels of customer initiated lease activity, partially offset by decreased operating lease revenues.

Consolidated Non-Interest Expense

Non-interest expense totaled $189.7 million for the third quarter of 2011, down $2.1 million or 1.1% from $191.8 million for the same 2010 period.  For the first nine months of 2011, non-interest expense totaled $579.6 million, up $7 million, or 1.2% from $572.6 million for the same 2010 period.

Compensation and Employee Benefits

Compensation and employee benefits expense for the third quarter of 2011 decreased $1.7 million, or 1.9%, from the third quarter of 2010.  For the first nine months of 2011, compensation and employee benefits expense increased $3.4 million, or 1.3% from the first nine months of 2010. The decrease from the third quarter of 2010 was primarily due to decreases in branch staffing costs and employee medical costs partially offset by increased costs in the Specialty Finance businesses to support growth and a higher rate of employer payroll taxes.  The increase  from the nine months ended September 30, 2010 was primarily due to production related compensation as a result of growth in inventory finance and an increase in employer payroll tax rates, partially offset by decreases in employee medical costs.

FDIC Insurance

For the three and nine months ended September 30, 2011, FDIC insurance increased $1.9 million, or 34.2%, and $5.9 million, or 36.5%, respectively, from the same 2010 periods.  The increases were primarily the result of changes in the FDIC insurance rate calculations for banks over $10 billion in total assets, which were implemented on April 1, 2011. TCF expects 2011 FDIC insurance expense to be approximately $7 million higher than 2010.

Deposit Account Premiums

Deposit account premium expense totaled $7 million and $16.4 million for the third quarter and first nine months of 2011, respectively, compared with $3.3 million and $15.6 million for the same 2010 periods.  The increase for both the quarter and nine months ended September 30, 2011, compared with the same 2010 periods was primarily due to changes in the account premium programs beginning in April 2011, which increased the premiums paid for each qualified account opening, partially offset by fewer new accounts qualifying for account premiums.

Advertising and marketing

Advertising and marketing expense totaled $1.1 million and $7.8 million for the third quarter and first nine months of 2011, respectively, compared with $3.4 million and $9.9 million for the same 2010 periods.  The decreases from both periods were due to the discontinuation of the debit card rewards program in the third quarter of 2011 as a response to new federal regulation regarding debit card interchange fees.

Foreclosed Real Estate and Repossessed Assets, Net

Foreclosed real estate and repossessed assets, net expenses totaled $12.4 million and $37.9 million for the third quarter and first nine months of 2011, respectively, compared with $9.6 million and $27.6 million for the same 2010 periods. The increases were primarily due to an increase in the average number of consumer real estate properties owned and the associated expenses, continued valuation write-downs of both consumer and commercial real estate properties, and increased property tax expenses.

Operating Lease Depreciation

Operating lease depreciation totaled $7.4 million and $23.2 million for the third quarter and first nine months of 2011, respectively, compared with $9 million and $28.8 million for the same 2010 periods. The decrease was primarily due to the reduction in the operating lease portion of the portfolio.

Other Credit Costs, Net

Other credit costs, net is comprised of consumer real estate loan pool insurance, write-downs on operating leases and reserve requirements for expected losses on unfunded commitments.  Other credit costs, net was a $139 thousand benefit and $2.9 million expense for the third quarter and first nine months of 2011, respectively, compared with an $834 thousand benefit and $4.5 million expense for the same 2010 periods. The decrease for the nine months ended September 2011, compared with the same 2010 period was primarily due to reduced premium related expense on consumer real estate loan pool insurance.

Visa Indemnification Expense

TCF is a member of Visa U.S.A. for issuance and processing of its card transactions.  As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, for contingent losses in connection with certain covered litigation (the “Visa contingent indemnification”) disclosed in Visa’s public filings with the SEC based on its membership proportion.  TCF is not a party to the lawsuits brought against Visa U.S.A.  TCF’s membership proportion in Visa U.S.A. was .16234% at September 30, 2011.

As of September 30, 2011, TCF held 308,219 Visa Inc. Class B shares with no recorded value that are generally restricted from sale, other than to other Class B shareholders, and are subject to dilution as a result of TCF’s indemnification obligation.

At September 30, 2011, TCF’s estimated remaining Visa contingent indemnification obligation was $918 thousand.  The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates.  TCF’s remaining indemnification obligation for Visa’s covered litigation is a highly judgmental estimate.  TCF must rely on Visa’s public disclosures about the covered litigation in making estimates of the Visa contingent indemnification obligation.

Income Taxes

TCF recorded income tax expense of $18.9 million for the third quarter of 2011, or 36.4% of income before income tax expense, compared with $22.9 million, or 37.7%, for the comparable 2010 period.  For the first nine months of 2011, income tax expense totaled $56.1 million or 37.1% of income before income tax expense, compared with $71.8 million or 37.8% of income before income tax expense for the comparable 2010 period.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio.

	At	At
	September 30,	December 31,	Percentage
(Dollars in thousands)	2011	2010	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$4,798,607	$4,893,887	(1.9)%
Junior lien	2,172,214	2,262,194	(4.0)
Total consumer real estate	6,970,821	7,156,081	(2.6)
Other	33,088	39,188	(15.6)
Total consumer real estate and other	7,003,909	7,195,269	(2.7)
Commercial real estate	3,202,187	3,328,216	(3.8)
Commercial business	293,610	317,987	(7.7)
Total commercial	3,495,797	3,646,203	(4.1)
Leasing and equipment finance: (1)
Equipment finance loans	1,019,982	939,474	8.6
Lease financings:
Direct financing leases	2,018,111	2,277,753	(11.4)
Sales-type leases	32,597	29,728	9.7
Lease residuals	106,070	109,555	(3.2)
Unearned income and deferred lease costs	(164,965)	(202,032)	(18.3)
Total lease financings	1,991,813	2,215,004	(10.1)
Total leasing and equipment finance	3,011,795	3,154,478	(4.5)
Inventory finance	828,214	792,354	4.5
Total loans and leases	$14,339,715	$14,788,304	(3.0)%

(1)       Operating leases of $65.8 million and $77.4 million at September 30, 2011 and December 31, 2010, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

Approximately 75% of the consumer real estate portfolio at September 30, 2011 consisted of closed-end amortizing loans.  TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal.  Outstanding balances on consumer real estate lines of credit were $2.1 billion at September 30, 2011 and $2.2 billion at December 31, 2010.  The average Fair Isaac Corporation (“FICO”) credit score at loan origination for the retail lending portfolio was 727 as of September 30, 2011 and 726 as of December 31, 2010. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 727 at September 30, 2011, compared with 725 at December 31, 2010.  As of September 30, 2011, 25% of the consumer real estate loan balance has been originated since January 1, 2009, with 2011 net charge offs of .18% (annualized).

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary markets, with a focus on secured lending.  At September 30, 2011, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by real estate or other business assets.  At September 30, 2011, approximately 92% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary banking markets.

The leasing and equipment finance backlog of approved transactions was $438.2 million at September 30, 2011, up from $359.7 million at September 30, 2010.

Credit Quality

The following tables summarize TCF’s loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio. Performing classified loans and leases have well-defined weaknesses but may never become non-performing or result in a loss.

	September 30, 2011
				60+ Days
				Delinquent		Non-accrual
	Performing Loans and Leases			and	Accruing	Loans and	Total Loans
(In thousands)	Non-classified	Classified (1)	Total	Accruing (2)	TDRs	Leases	and Leases
Consumer real estate and other	$6,405,059	$-	$6,405,059	$71,179	$378,773	$148,898	$7,003,909
Commercial real estate and commercial business	2,969,048	304,613	3,273,661	1,266	87,610	133,260	3,495,797
Leasing and equipment finance	2,953,215	28,574	2,981,789	4,709	860	24,437	3,011,795
Inventory finance	819,727	7,102	826,829	308	-	1,077	828,214
Total loans and leases	$13,147,049	$340,289	$13,487,338	$77,462	$467,243	$307,672	$14,339,715
Percent of total loans and leases	91.7%	2.4%	94.1%	.5%	3.3%	2.1%	100.0%

	December 31, 2010
				60+ Days
				Delinquent		Non-accrual
	Performing Loans and Leases			and	Accruing	Loans and	Total Loans
(In thousands)	Non-classified	Classified (1)	Total	Accruing (2)	TDRs	Leases	and Leases
Consumer real estate and other	$6,613,610	$-	$6,613,610	$76,711	$337,401	$167,547	$7,195,269
Commercial real estate and commercial business	3,091,911	354,185	3,446,096	9,021	48,838	142,248	3,646,203
Leasing and equipment finance	3,073,347	35,695	3,109,042	11,029	-	34,407	3,154,478
Inventory finance	785,245	5,710	790,955	344	-	1,055	792,354
Total loans and leases	$13,564,113	$395,590	$13,959,703	$97,105	$386,239	$345,257	$14,788,304
Percent of total loans and leases	91.7%	2.7%	94.4%	.7%	2.6%	2.3%	100.0%

(1)          Excludes classified loans and leases that are 60+ days delinquent and accruing or accruing TDRs.

(2)          Excludes accruing TDRs that are 60+ days delinquent.

The combined balance of performing classified loans and leases, over 60-day delinquent and accruing loans and leases, accruing TDRs and non-accrual loans and leases decreased $10.1 million from the second quarter of 2011, down for the third consecutive quarter. This was primarily due to an increase in payments received on commercial and leasing and equipment finance non-accrual loans and leases and movement of some non-accrual loans to other real estate owned.

Total non-accrual loans at September 30, 2011 decreased $37.6 million from December 31, 2010. The decrease was primarily due to consumer real estate non-accrual loans decreasing $18.6 million, leasing and equipment finance non-accrual loans and leases decreasing $10 million and commercial real estate non-accrual loans decreasing $9 million, compared with December 31, 2010.  During the nine months ended September 30, 2011, non-accrual loans totaling $75.3 million were transferred to real estate owned and $66.9 million migrated to accruing status.  Consumer real estate and commercial accruing TDRs increased $81 million from December 31, 2010, primarily due to higher levels of modifications and implementation of new TDR accounting standards in the third quarter of 2011.

Past Due Loans and Leases

The following tables set forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases, and will not agree to the previous tables, as these amounts include accruing TDRs that are delinquent. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 5 of Item 1. Financial Statements - Notes to Consolidated Financial Statements for additional information.

	At September 30,	At December 31,
(Dollars in thousands)	2011	2010
Principal balances
60-89 days	$50,864	$55,618
90 days or more	54,029	59,425
Total	$104,893	$115,043

Percentage of loans and leases
60-89 days	.36%	.39%
90 days or more	.39	.41
Total	.75%	.80%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type, excluding non-accrual loans and leases.

	At September 30, 2011		At December 31, 2010
	Principal	Percentage of	Principal	Percentage of
(Dollars in thousands)	Balances	Portfolio	Balances	Portfolio
Consumer real estate and other:
First mortgage lien	$78,241	1.68%	$73,848	1.55%
Junior lien	18,499.86		20,763.93
Consumer other	58.18		39.10
Total consumer real estate and other	96,798	1.41	94,650	1.35
Commercial real estate	2,718.09		8,856.27
Commercial business	361.14		165.06
Total commercial	3,079.09		9,021.26
Leasing and equipment finance:
Middle market	1,477.10		2,589.18
Small ticket	1,337.19		2,003.30
Winthrop	25.01		462.13
Other	1	-	-	-
Total leasing and equipment finance	2,840.11		5,054.19
Inventory finance	306.04		318.05
Subtotal (1)	103,023.75		109,043.79
Delinquencies in acquired portfolios (2)	1,870.51		6,000	1.00
Total	$104,893.75%		$115,043.80%

(1)          Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration  in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)          Remaining balances of acquired loans and leases were $365.8 million and $600.5 million of loans and leases at September 30, 2011 and December 31, 2010, respectively.

Loan Modifications

TCF has maintained several programs designed to assist consumer real estate customers by extending payment dates or reducing customers’ contractual payments. Under these programs, TCF reduces a customer’s contractual payments for a period of time appropriate for the borrower’s condition.  All loan modifications are made on a case-by-case basis. Loan modifications are not reported in the calendar years after a modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loan is performing based on the terms of the restructured agreements.

If TCF has not granted a concession as a result of the modification, compared with the original terms, the loan is not considered a TDR. Modifications which are not classified as TDRs primarily involve interest rate changes to current market rates for similarly situated borrowers if the borrower has access to alternative funds.  Loan modifications to borrowers who are not experiencing financial difficulties are not included in the following reporting of loan modifications.

Although loans classified as TDRs are considered impaired, TCF was able to receive more than 50% of the contractual interest due on accruing consumer real estate TDRs for the nine months ended September 30, 2011 by modifying the loan to a qualified customer instead of foreclosing on the property.  Only 6.8% of accruing consumer real estate TDRs were more than 60-days delinquent at September 30, 2011, relatively flat when compared with the second quarter of 2011. Approximately 3.6% of the $154.3 million accruing consumer real estate TDR modifications during 12 months preceding September 30, 2011 defaulted during the nine months ended September 30, 2011.  Of the $423.8 million of consumer real estate TDRs at September 30, 2011, $99.9 million were permanent modifications. Temporary modifications are no longer classified as TDRs once they complete the temporary modification term and the customer is performing for three months under the original contractual terms.

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six months.  At September 30, 2011, over 65% of total commercial TDRs were accruing and TCF was able to recognize essentially all of the contractual interest due on accruing commercial TDRs during the nine months ended September 30, 2011.  Only two of the 49 accruing commercial TDRs that were modified within the 12 months preceding September 30, 2011, totaling less than $900 thousand, defaulted during the nine months ended September 30, 2011.

Commercial loan modifications which are not classified as TDRs primarily involve loans on which interest rates were modified at an interest rate equal to the yields of new loan originations with comparable risk or on which TCF received additional collateral or loan conditions. Reserves for losses on accruing commercial loan TDRs were $1.4 million, or 1.6% of the outstanding balance at September 30, 2011, and $695 thousand, or 1.4% of the outstanding balance at December 31, 2010.

For additional information regarding TCF’s loan modifications refer to “Item 1. Financial Statements - Notes to Consolidated Financial Statements – Note 5, Allowance for Loan and Lease Losses and Credit Quality Information”.

The following tables summarize the balance of accruing modified loans as of September 30, 2011 and December 31, 2010.

	At September 30, 2011
(Dollars in thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Total
TDRs	$378,773	$87,610	$860	$467,243
Other loan modifications	13,128	40,060	3,998	57,186
Total accruing loan modifications	$391,901	$127,670	$4,858	$524,429
Over 60-day delinquency as a percentage of balance:
TDRs	6.76%	2.07%	-%	5.87%
Other loan modifications	11.13	-	1.23	2.64
Total accruing loan modifications	6.91	1.42	1.01	5.52

	At December 31, 2010
	Consumer		Leasing and
	Real Estate		Equipment
(Dollars in thousands)	and Other	Commercial	Finance	Total
TDRs	$337,401	$48,838	$-	$386,239
Other loan modifications	24,145	68,484	22,624	115,253
Total accruing loan modifications	$361,546	$117,322	$22,624	$501,492
Over 60-day delinquency as a percentage of balance:
TDRs	5.32%	-%	-%	4.64%
Other loan modifications	9.22	-	.55	2.04
Total accruing loan modifications	5.58	-	.55	4.05

Non-accrual Loans and Leases

Non-accrual loans and leases decreased $37.6 million, or 10.9%, from December 31, 2010, primarily due to a decrease in consumer real estate loans, commercial loans and leasing and equipment finance loans and leases being placed on non-accrual status during the first nine months of 2011 and an increase in consumer real estate loans that returned to accrual status during the same period.  Consumer real estate loans are charged-off to their estimated realizable values upon entering non-accrual status. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases  and inventory finance loans when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Non-accrual loans and leases are summarized in the following table.

(In thousands)	At September 30, 2011	At December 31, 2010
Consumer real estate:
First mortgage lien	$130,671	$140,871
Junior lien	18,223	26,626
Total consumer real estate	148,894	167,497
Consumer other	4	50
Total consumer real estate and other	148,898	167,547
Commercial real estate	102,212	104,305
Commercial business	31,048	37,943
Total commercial	133,260	142,248
Leasing and equipment finance	24,437	34,407
Inventory finance	1,077	1,055
Total non-accrual loans and leases	$307,672	$345,257

At September 30, 2011 and December 31, 2010, non-accrual loans and leases include $91 million and $49.3 million, respectively, of loans that were modified and categorized as TDRs.  The increase in non-accrual TDRs at September 30, 2011, compared with December 31, 2010, was primarily due to an increase in commercial non-accrual TDRs of $27.5 million and an increase in consumer real estate non-accrual TDRs.

Changes in the amount of non-accrual loans and leases for the three and nine months ended September 30, 2011 are summarized in the following tables.

	At or For the Three Months Ended September 30, 2011
(In thousands)	Consumer Real Estate and Other	Commercial	Leasing and Equipment Finance	Inventory Finance	Total
Balance, beginning of period	$150,938	$140,407	$29,682	$634	$321,661
Additions	57,082	17,419	4,105	1,408	80,014
Charge-offs	(21,261)	(5,221)	(2,829)	(27)	(29,338)
Transfers to other assets	(15,246)	(4,480)	(1,788)	(140)	(21,654)
Return to accrual status	(19,597)	-	(151)	(524)	(20,272)
Payments received	(2,693)	(16,294)	(4,582)	(274)	(23,843)
Other, net	(325)	1,429	-	-	1,104
Balance, end of period	$148,898	$133,260	$24,437	$1,077	$307,672

	At or For the Nine Months Ended September 30, 2011
	Consumer Real		Leasing and
	Estate and		Equipment	Inventory
(In thousands)	Other	Commercial	Finance	Finance	Total
Balance, beginning of period	$167,547	$142,248	$34,407	$1,055	$345,257
Additions	174,037	45,892	21,706	5,971	247,606
Charge-offs	(53,929)	(25,654)	(9,541)	(32)	(89,156)
Transfers to other assets	(66,978)	(9,147)	(5,615)	(533)	(82,273)
Return to accrual status	(61,643)	-	(1,568)	(3,680)	(66,891)
Payments received	(8,992)	(25,480)	(14,863)	(1,772)	(51,107)
Other, net	(1,144)	5,401	(89)	68	4,236
Balance, end of period	$148,898	$133,260	$24,437	$1,077	$307,672

Total additions to non-accrual loans and leases decreased $105.8 million and consumer loans that returned to accrual status were up $27.3 million for the nine months ended September 2011, compared with the same 2010 period.

Charge-offs and allowance recorded to date against non-accrual loans and leases as a percentage of the remaining contractual loan balance prior to non-accrual status as of September 30, 2011 is summarized in the following table.

(Dollars in thousands)	Contractual Balance	Charge-offs and Allowance Recorded	Net Exposure	Impairment (1)
Consumer	$207,058	$60,705	$146,353	29.3%
Commercial real estate	134,135	41,938	92,197	31.3
Commercial business	43,742	19,046	24,696	43.5
Leasing and equipment finance	24,437	5,408	19,029	22.1
Inventory finance	1,077	61	1,016	5.7
Total at September 30, 2011	$410,449	$127,158	$283,291	31.0%

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

The Company considers the allowance for loan and lease losses of $254.3 million appropriate to cover losses incurred in the loan and lease portfolios as of September 30, 2011. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 5 of Item 1. Financial Statements - Notes to Consolidated Financial Statements, the following includes detailed information regarding TCF’s allowance for loan and lease losses and net charge-offs.

	At September 30, 2011			At December 31, 2010
(Dollars in thousands)	Allowance/ Credit Loss Reserves	Total Loans and Leases	Allowance/Credit Loss Reserves as a % of Balance	Allowance/ Credit Loss Reserves	Total Loans and Leases	Allowance/Credit Loss Reserves as a % of Balance
Consumer real estate:
First mortgage lien	$111,200	$4,798,607	2.32%	$105,634	$4,893,887	2.16%
Junior lien	66,230	2,172,214	3.05	67,216	2,262,194	2.97
Consumer real estate	177,430	6,970,821	2.55	172,850	7,156,081	2.42
Consumer other	1,219	33,088	3.68	1,653	39,188	4.22
Total consumer	178,649	7,003,909	2.55	174,503	7,195,269	2.43
Commercial	49,499	3,495,797	1.42	62,478	3,646,203	1.71
Leasing and equipment finance	23,300	3,011,795.77		26,301	3,154,478.83
Inventory finance	2,877	828,214.35		2,537	792,354.32
Total allowance for loan and lease losses	254,325	14,339,715	1.77	265,819	14,788,304	1.80
Other credit loss reserves:
Reserves for unfunded commitments	1,713	-	N.M.	2,353	-	N.M.
Total credit loss reserves	$256,038	$14,339,715	1.79%	$268,172	$14,788,304	1.81%

N.M. Not Meaningful.

The increase in the consumer real estate allowance was primarily due to increases in the provision for credit losses as a result of increased reserves for TDRs.  The increased level of allowance on TDRs was primarily due to more modifications being extended, longer actual and expected modification periods and lower expected realizable values on re-defaulted loans due to continued declines in property values and increased TDRs due to the implementation of a new accounting standard for determining if a loan modification is a TDR in response to new accounting guidance.  The adoption of this standard increased accruing consumer real estate TDRs by $20.7 million, and reserves on impaired consumer real estate loans by $2.2 million, related to loans that were modified in 2011 but were not TDRs under standards in place at that time.  The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts and collateral values as loans migrate to classified commercial loans or to non-accrual.  Charge-offs are taken against such specific reserves.  The decrease in the allowance for commercial lending in the first nine months of 2011 was due to first quarter charge-offs of commercial loans that have previously been specifically reserved. The leasing and equipment finance allowance was relatively flat compared to December 31, 2010.

The following tables set forth additional information regarding net charge-offs (recoveries):

	Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Charge-offs	Loss Rate (1)	Net Charge-offs	Loss Rate (1)
Consumer real estate
First mortgage liens	$27,590	2.29%	$20,119	1.63%
Junior liens	16,247	2.99	14,374	2.50
Total consumer real estate	43,837	2.51	34,493	1.91
Consumer other	1,480	N.M.	1,737	N.M.
Total consumer real estate and other	45,317	2.59	36,230	2.00
Commercial real estate	3,665.45		12,962	1.56
Commercial business	1,375	1.83	(136)	(.16)
Total commercial	5,040.57		12,826	1.40
Leasing and equipment finance	2,783.36		8,674	1.16
Inventory finance	262.13		80.05
Total	$53,402	1.48%	$57,810	1.58%

	Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Charge-offs	Loss Rate (1)	Net Charge-offs	Loss Rate (1)
Consumer real estate
First mortgage liens	$71,134	1.96%	$53,162	1.44%
Junior liens	44,678	2.70	40,042	2.32
Total consumer real estate	115,812	2.19	93,204	1.72
Consumer other	1,898	N.M.	3,723	N.M.
Total consumer real estate and other	117,710	2.22	96,927	1.78
Commercial real estate	20,236.82		27,664	1.12
Commercial business	5,266	2.30	2,141.73
Total commercial	25,502.95		29,805	1.07
Leasing and equipment finance	9,050.39		22,831	1.01
Inventory finance	798.12		579.12
Total	$153,060	1.39%	$150,142	1.37%

(1) Annualized.

N.M. Not Meaningful.

Consumer real estate net charge-offs for the third quarter and first nine months of 2011 increased $9.3 million and $22.6 million, respectively, compared with the same 2010 periods, including Illinois where economic conditions are lagging other TCF markets and where foreclosure times are longer, thus exposing TCF to continued losses caused by declining home values.  TCF’s consumer real estate charge-off policy was recently modified to require an increase in the frequency of valuations after loans are moved to non-accrual status until clear title is received.  While the initial impact of the policy change accelerated the timing of charge-offs on non-accrual consumer real estate loans by $2.2 million in the third quarter of 2011, it had no impact on TCF’s provision or net income since these losses were previously provided for in the allowance for loan and lease losses.  During the third quarter of 2011, commercial net charge-offs decreased $7.8 million, compared with the same 2010 period, primarily in Wisconsin and Michigan. During the first nine months of 2011 commercial net charge-offs decreased $4.3 million, compared with the same 2010 period primarily in Michigan, partially offset by increased net charge-offs in Illinois.  Leasing and equipment finance net charge-offs for the third quarter and first nine months of 2011 decreased $5.9 million and $13.8 million, respectively, compared with the same 2010 periods primarily due to decreases in the small ticket and middle market segments, as customer performance continued to improve in these areas.

Other Real Estate Owned and Repossessed and Returned Equipment

Other real estate owned and repossessed and returned equipment are summarized in the following table.

(In thousands)	At September 30, 2011	At December 31, 2010
Other real estate owned (1):
Residential real estate	$88,206	$90,115
Commercial real estate	42,207	50,950
Total other real estate owned	130,413	141,065
Repossessed and returned equipment	5,611	8,325
Total other real estate owned and
repossessed and returned equipment	$136,024	$149,390

(1) Includes properties owned and foreclosed properties subject to redemption

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. At September 30, 2011, TCF owned 456 consumer real estate properties, a decrease of 64 from December 31, 2010, due to the sale of 830 properties exceeding the addition of 766 properties. The average length of time to sell consumer real estate properties during the first nine months of 2011 was 4.7 months from the date they were listed for sale. The consumer real estate portfolio is secured by a total of 84,622 properties of which 730, or .86%, were owned or foreclosed properties subject to redemption and included within other real estate owned as of September 30, 2011. This compares with 813, or .94%, owned or in the process of foreclosure and included within other real estate owned as of December 31, 2010.

The changes in the amount of other real estate owned for the three and nine months ended September 30, 2011 are summarized in the following tables.

	At or For the Three Months Ended September 30, 2011
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$94,311	$42,188	$136,499
Transferred in, net of charge-offs	20,842	4,097	24,939
Sales	(24,523)	(1,572)	(26,095)
Write-downs	(2,987)	(3,350)	(6,337)
Other, net	563	844	1,407
Balance, end of period	$88,206	$42,207	$130,413

	At or For the Nine Months Ended September 30, 2011
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$90,115	$50,950	$141,065
Transferred in, net of charge-offs	79,770	8,298	88,068
Sales	(77,189)	(8,993)	(86,182)
Write-downs	(10,195)	(9,149)	(19,344)
Other, net	5,705	1,101	6,806
Balance, end of period	$88,206	$42,207	$130,413

Transfers into other real estate owned slowed for the third consecutive quarter and were lower by $19 million for the nine months ended September 30, 2011, compared with the same 2010 period. Sales of other real estate owned were higher by $22.2 million for the nine months ended September 30, 2011, compared with the same 2010 period.

The charge-offs and write-downs recorded to date on other real estate owned compared with the contractual loan balances prior to non-accrual status at September 30, 2011 are summarized in the following table.

(Dollars in thousands)	Contractual Loan Balance Prior to Non- performing status	Charge-offs and Writedowns Recorded	Other Real Estate Owned Balance	Impairment (1)
Consumer	$135,890	$47,684	$88,206	35.1%
Commercial	73,639	31,432	42,207	42.7
Total at September 30, 2011	$209,529	$79,116	$130,413	37.8%

(1) Represent the ratio of charge-offs and write-downs recorded to the contractual loan balances prior to non-performing status.

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Deposits totaled $12.3 billion at September 30, 2011, an increase of $735.4 million, or 6.3%, from December 31, 2010. The average interest cost of deposits in the third quarter and first nine months of 2011 was .39% and .40%, respectively, down 9 basis points and 15 basis points, respectively, from the same 2010 periods and up 1 basis point from the second quarter of 2011.  Declines in the average interest cost of deposits were primarily due to pricing strategies on certain deposit products, mix changes and lower market interest rates. TCF’s weighted-average interest rate on deposits, including non-interest bearing deposits, was .35% at September 30, 2011 and .41% at December 31, 2010.

Borrowings and Liquidity

In March 2011, TCF completed a public offering of common stock which raised net proceeds of $219.7 million through the issuance of 15,081,968 common shares.  TCF utilized a portion of the proceeds to repay its $90 million senior unsecured variable-rate term note and has invested the remaining proceeds on a short-term basis in anticipation of calling its junior subordinated notes (trust preferred securities) upon the occurrence of a capital treatment event. TCF has received approval from the Federal Reserve to use the proceeds from this offering to redeem the Company’s trust preferred securities at any time prior to November 17, 2011. If, however, a capital treatment event does not take place in time for TCF to complete a redemption pursuant to this authorization, TCF will have to seek approval from the Federal Reserve to extend the time in which TCF may redeem the trust preferred securities. While TCF believes it will be granted such an extension based on the approval it has already received, TCF cannot be assured that the Federal Reserve will be willing to extend their approval of the redemption to a later date.

Borrowings totaled $4.4 billion at September 30, 2011, down $580.7 million from December 31, 2010. The weighted-average rate on borrowings was 4.25% at September 30, 2011, compared with 4.17% at December 31, 2010.  Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources.  At September 30, 2011, TCF had $1.7 billion in unused, secured borrowing capacity at the FHLB of Des Moines.

At September 30, 2011, TCF, through its subsidiary TCF Commercial Finance Canada, Inc. (“TCFCFC”), had $29.5 million available under a Canadian denominated line of credit facility.  Advances under this credit facility are fully collateralized by pledged securities, and TCFCFC could draw $9.5 million on the unused credit line without additional collateral being pledged.

As a result of higher regulatory liquidity expectations across the industry, TCF increased its asset liquidity during the first nine months of 2011, including interest-bearing deposits held at the Federal Reserve and unencumbered securities, to $1.5 billion, an increase of $1.3 billion from the third quarter of 2010 and an increase of $977 million from December 31, 2010.  The increased asset liquidity position, which includes maintaining interest-bearing cash in anticipation of the future redemption of its trust preferred securities, negatively impacted net interest margin for the third quarter of 2011 by 21 basis points compared to the third quarter of 2010.

See Note 6 of Item 1. Financial Statements - Notes to Consolidated Financial Statements for more information on TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts.  At September 30, 2011, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Total borrowings (1)	$4,404,954	$69,367	$533,568	$1,635,648	$2,166,371
Annual rental commitments under non-cancelable operating leases	195,150	26,112	47,419	37,548	84,071
Campus marketing agreements	48,518	4,161	7,242	6,282	30,833
Visa indemnification expense (2)	918	918	-	-	-
Total	$4,649,540	$100,558	$588,229	$1,679,478	$2,281,275

(In thousands)	Amount of Commitment - Expiration by Period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Commitments to lend:
Consumer real estate and other	$1,386,982	$79,993	$115,665	$83,854	$1,107,470
Commercial	236,342	123,789	44,997	56,351	11,205
Leasing and equipment finance	149,770	149,770	-	-	-
Total commitments to lend	1,773,094	353,552	160,662	140,205	1,118,675
Standby letters of credit and guarantees on industrial revenue bonds	30,803	23,033	65	7,655	50
Total	$1,803,897	$376,585	$160,727	$147,860	$1,118,725

(1) Total borrowings excludes interest.

(2) The payment time is estimated to be less than one year; however, the exact date of the payment cannot be determined.

Commitments to lend are agreements to lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  TCF, in its sole discretion, may terminate or otherwise modify the credit arrangement in place with a customer and therefore the total commitment amounts do not necessarily represent future cash requirements. Collateral predominantly consists of residential and commercial real estate. The credit facilities established for inventory finance customers are discretionary credit arrangements which do not obligate TCF to lend.

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

Stockholders’ Equity

Stockholders’ equity at September 30, 2011 was $1.9 billion, or 9.81% of total assets, compared with $1.5 billion, or 8.02% of total assets, at December 31, 2010.  The increase in stockholders’ equity was primarily the result of TCF’s public offering of common stock in March 2011 and increased retained earnings. Dividends to common shareholders on a per share basis totaled five cents for each of the quarters ended September 30, 2011 and September 30, 2010. TCF’s dividend payout ratio was 24.8% for the quarter ended September 30, 2011. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At September 30, 2011, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors.

Tangible realized common equity at September 30, 2011 was $1.7 billion, or 8.75% of total tangible assets, compared with $1.3 billion, or 7.37% of total tangible assets, at December 31, 2010.  Tangible realized common equity is a non-GAAP measure and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. Management reviews tangible realized common equity to tangible assets as an ongoing measure and has included this information because of current interest by investors, rating agencies and banking regulators. The methodology for calculating tangible realized common equity may vary between companies.

The following table is a reconciliation of the non-GAAP measure of tangible realized common equity to tangible assets to the GAAP measure of total equity to total assets.

	At September 30,	At December 31,
(Dollars in thousands)	2011	2010
Computation of total equity to total assets:
Total equity	$1,872,083	$1,480,163
Total assets	19,092,066	18,465,025
Total equity to total assets	9.81%	8.02%

Computation of tangible realized common equity to tangible assets:
Total equity	$1,872,083	$1,480,163
Less: Non-controlling interest in subsidiaries	12,273	8,500
Total TCF Financial Corporation stockholders’ equity	1,859,810	1,471,663
Less:
Goodwill	152,599	152,599
Other intangibles	1,103	1,232
Accumulated other comprehensive income	49,038	-
Add:
Accumulated other comprehensive loss	-	31,514
Tangible realized common equity	$1,657,070	$1,349,346

Total assets	$19,092,066	$18,465,025
Less:
Goodwill	152,599	152,599
Other intangibles	1,103	1,232
Tangible assets	$18,938,364	$18,311,194

Tangible realized common equity to tangible assets	8.75%	7.37%

At September 30, 2011, TCF Financial and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve and the OCC. See Note 7 of Item 1. Financial Statements - Notes to Consolidated Financial Statements for additional information.

Tier 1 risk-based capital at September 30, 2011 was $1.8 billion, or 13.15% of risk-weighted assets, compared with $1.5 billion, or 10.59% of risk-weighted assets at December 31, 2010. Tier 1 common capital at September 30, 2011 was $1.7 billion, or 12.22% of risk-weighted assets, compared with $1.4 billion, or 9.71% of risk-weighted assets at December 31, 2010.  Increases in tier 1 and total risk-based capital are primarily the result of TCF’s public offering of common stock in March 2011, which raised net proceeds of $219.7 million and increased retained earnings.

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

The following table is a reconciliation of GAAP to non-GAAP measures.

	At	At
	September 30,	December 31,
(In thousands)	2011	2010
Total tier 1 risk-based capital ratio:
Total tier 1 capital	$1,787,140	$1,475,525
Total risk-weighted assets	13,586,781	13,929,097
Total tier 1 risk-based capital ratio	13.15%	10.59%

Computation of tier 1 common capital ratio:
Total tier 1 capital	$1,787,140	$1,475,525
Less:
Qualifying trust preferred securities	115,000	115,000
Qualifying non-controlling interest in subsidiaries	12,273	8,500
Total tier 1 common capital	$1,659,867	$1,352,025

Total risk-weighted assets	$13,586,781	$13,929,097
Total tier 1 common capital ratio	12.22%	9.71%

On October 17, 2011, TCF declared a regular quarterly dividend of five cents per common share, payable on November 30, 2011 to stockholders of record at the close of business on October 28, 2011.

RECENT ACCOUNTING DEVELOPMENTS

On April 5, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310), which modifies guidance for identifying restructurings of receivables that constitute a TDR.  ASU 2011-02 requires retrospective application to all restructurings occurring during 2011, along with disclosure of certain additional information.  See “Item 1. Notes to Consolidated Financial Statements – Allowance for Loan and Lease Losses and Credit Quality Information for further discussion on ASU 2011-02.

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

On May 12, 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820), which is a joint effort between the FASB and IASB to converge fair value measurement and disclosure guidance.  The ASU permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met.  The ASU also increases disclosure surrounding level 3 financial instruments and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the statement of financial position but included in disclosures at fair value.  The adoption of the ASU will be required for TCF’s first quarter 2012 Form 10-Q and is not expected to have a material impact on TCF.

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

On June 29, 2011, the Federal Reserve issued its final debit card interchange rule, establishing a debit card interchange fee cap. The rule was effective October 1, 2011 and applied to issuers that, together with their affiliates, have assets of $10 billion or more.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

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

In the event the OCC determines that the Bank has failed to comply with the Consent Order, the OCC may take additional enforcement action against the Bank, which could include the imposition of civil money penalties.  If the OCC is not satisfied with the results of the Bank’s lookback review, or its compliance with BSA requirements, the OCC could take a number of actions, including requiring an expanded lookback review or the imposition of civil money penalties.  The foregoing description of the Consent Order is qualified in its entirety by reference to the Consent Order, a copy of which was filed as Exhibit 99.1 to TCF’s Report on Form 10-Q for the quarter ended June 30, 2010, and the Stipulation and Consent to the Issuance of a Consent Order attached as Exhibit 99.2 to such report.

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

Earnings/Capital Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including the phase out of trust preferred securities in tier 1 capital called for by the Dodd-Frank Act, or additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital (including those resulting from U.S. implementation of Basel III requirements); adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations, including the availability or solvency of counterparties; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades or unfavorable conditions in the credit markets that restrict or limit various funding sources; possible regulatory and other changes to the Federal Home Loan Bank System that may affect TCF’s borrowing capacity; costs associated with new regulatory requirements or interpretive guidance relating to liquidity.

Legislative and Regulatory Requirements.  New consumer protection and supervisory actions, including those taken by the Consumer Financial Protection Bureau and limits on Federal preemption of state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; reduction of interchange revenue from debit card transactions resulting from the so-called Durbin Amendment to the Dodd-Frank Act, which limits debit card interchange fees; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines (so-called “cramdown” provisions); deficiencies in TCF’s compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions or other adverse consequences such as increased capital requirements or higher deposit insurance assessments; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Other Risks Relating to Fee Income.  Restrictions on charging overdraft fees on point-of-sale and ATM transactions unless customers opt-in, including customer opt-in preferences which may have an adverse impact on TCF’s fee revenue; and uncertainties relating to future retail deposit account changes such as charging a daily negative balance fee in lieu of per item overdraft fees or other significant changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

Litigation Risks.  Results of litigation, including but not limited to, class action litigation concerning TCF’s lending or deposit activities including account servicing processes or fees or charges; claims regarding employment practices; business method patent litigation and possible increases in indemnification obligations for certain litigation against Visa U.S.A. (“covered litigation”) and potential reductions in card revenues resulting from covered litigation or other litigation against Visa.

Acquisition of Gateway One Lending & Finance, LLC. Delays in closing the transaction; slower than anticipated growth of the business acquired;  difficulties in integrating the acquired business or its systems or retaining key employees; lower than anticipated yields on loans originated; greater than anticipated competition in the acquired business, and higher than expected delinquencies and charge-offs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

TCF’s results of operations depend to a large degree on its net interest income and its ability to manage interest-rate risk. Although TCF manages other risks, such as credit risk, liquidity risk, operational and other risks, in the normal course of its business, the Company considers interest-rate risk to be one of its most significant market risks. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. TCF, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate).

TCF’s Asset/Liability Management Committee manages TCF’s interest-rate risk based on interest rate expectations and other factors. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-2 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At September 30, 2011, net interest income is estimated to increase slightly by 2.7% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a positive $1.7 billion, or 9% of total assets, at September 30, 2011, compared with a positive $515.5 million, or 2.8% of total assets, at December 31, 2010. The change in the gap from year-end is primarily due to decreased levels of fixed-rate loans, an increase in non-contractual deposits and increased equity. A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 50 basis point increase in current mortgage loan interest rates would decrease prepayments on the $7.2 billion of fixed-rate mortgage-backed securities and consumer real estate loans at September 30, 2011, by approximately $135 million, or 21.7%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would decrease prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at

September 30, 2011, by approximately $221 million, or 35.5% in the first year. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates.  Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Managing Director, Corporate Development (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011.

Disclosure controls and procedures are designed to ensure information required to be disclosed by TCF in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  TCF’s disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (Principal Executive Officer), the Chief Financial Officer (Principal Financial Officer) and the Controller and Managing Director, Corporate Development (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure.  TCF’s disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

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

Changes in Internal Control Over Financial Reporting

There were no changes to TCF’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
	At	At	At	At	At
(Dollars in thousands,	September 30,	June 30,	March 31,	December 31,	September 30,
except per-share data)	2011	2011	2011	2010	2010
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$14,339,715	$14,631,945	$14,796,541	$14,788,304	$14,896,601
Securities available for sale	2,600,806	2,463,367	2,172,017	1,931,174	1,947,462
Goodwill	152,599	152,599	152,599	152,599	152,599
Total assets	19,092,066	18,834,443	18,712,149	18,465,025	18,313,608
Deposits	12,320,502	11,939,476	12,043,684	11,585,115	11,461,519
Short-term borrowings	7,204	9,514	12,898	126,790	344,681
Long-term borrowings	4,397,750	4,415,362	4,533,176	4,858,821	4,581,511
Total equity	1,872,083	1,769,645	1,724,484	1,480,163	1,505,962

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
SELECTED OPERATIONS DATA:
Net interest income	$176,064	$176,150	$174,040	$174,286	$173,755
Provision for credit losses	52,315	44,005	45,274	77,646	59,287
Net interest income after provision for credit losses	123,749	132,145	128,766	96,640	114,468
Non-interest income:
Fees and other revenue	116,108	114,369	114,246	120,309	129,437
Gains (losses) on securities, net	1,648	(227)	-	21,185	8,505
Total non-interest income	117,756	114,142	114,246	141,494	137,942
Non-interest expense	189,689	196,006	193,895	190,500	191,753
Income before income tax expense	51,816	50,281	49,117	47,634	60,657
Income tax expense	18,856	18,758	18,442	16,011	22,852
Income after income tax expense	32,960	31,523	30,675	31,623	37,805
Income attributable to non-controlling interest	1,243	1,686	989	898	912
Net income available to common stockholders	31,717	29,837	29,686	30,725	36,893
Per common share:
Basic earnings	$.20	$.19	$.20	$.22	$.26
Diluted earnings	$.20	$.19	$.20	$.22	$.26
Dividends declared	$.05	$.05	$.05	$.05	$.05

FINANCIAL RATIOS:
Return on average assets (1)	.69%	.67%	.66%	.68%	.84%
Return on average common equity (1)	7.00	6.86	7.84	8.25	9.95
Net interest margin (1)	3.96	4.02	4.06	4.05	4.14
Net charge-offs as a percentage of average loans and leases (1)	1.48	1.19	1.51	1.75	1.58
Average total equity to average assets	9.58	9.32	8.24	8.05	8.28
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

Item 1A. Risk Factors

You should carefully consider the risks and the risk factors included under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and our quarterly report on Form 10-Q for the quarter ended March 31, 2011.  TCF’s business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 to July 31, 2011
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	55,746	$14.05	N.A.	N.A.

August 1 to August 31, 2011
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.

September 1 to September 30, 2011
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.
Total
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	55,746	$14.05	N.A.	N.A.

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

/s/ William A. Cooper
William A. Cooper, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas F. Jasper
Thomas F. Jasper, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President, Controller and Managing Director, Corporate Development (Principal Accounting Officer)

Dated: October 27, 2011

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit
Number	Description

3(a)

Amended and Restated Certificate of Incorporation of TCF Financial Corporation, as amended through April 27, 2011 [incorporated by reference to Exhibit 3(a) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011]

3(b)	Amended and Restated Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Current Report on Form 8-K filed April 28, 2008]

4(a)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request

10(t)#	Amended and Restated TCF Director Retirement Plan effective as of October 17, 2011

12#	Computation of Ratios of Earnings to Fixed Charges for periods ended September 30, 2011, December 31, 2010, 2009, 2008, 2007, and 2006

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

101#

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

# Filed herein