Form 10-K
period 2011-12-31
TCF FINANCIAL CORP
filed 2012-02-21
CIK 814184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Wayzata, Minnesota 55391-1693

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: 952-745-2760

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $.01 per share)	New York Stock Exchange
Warrants (expiring November 14, 2018)	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)

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
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was $2,013,384,593.

As of January 31, 2012, there were 161,737,391 shares outstanding of the registrant’s common stock, par value $.01 per share, its only outstanding class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on April 25, 2012 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation (“TCF” or the “Company”), a Delaware Corporation incorporated on April 28, 1987, is a national bank holding company based in Wayzata, Minnesota. Its principal subsidiary is TCF National Bank (“TCF Bank”), which is headquartered in Sioux Falls, South Dakota. TCF Bank operates bank branches in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets). TCF’s focus is on the delivery of retail and commercial banking products in markets served by TCF Bank. TCF also conducts commercial leasing and equipment finance business in all 50 states and, to a limited extent, in foreign countries, commercial inventory finance in the U.S. and Canada, and indirect auto finance business in over 30 states.

At December 31, 2011, TCF had total assets of $19 billion and was the 34th largest publicly traded bank holding company in the United States based on total assets as of September 30, 2011. Unless otherwise indicated, references herein to “TCF” include its direct and indirect subsidiaries. References herein to the “Holding Company” or “TCF Financial” refer to TCF Financial Corporation on an unconsolidated basis.

TCF’s core businesses include Retail Banking, Wholesale Banking and Treasury Services. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance, inventory finance and auto finance. TCF refers to its combined leasing and equipment finance, inventory finance and auto finance businesses as Specialty Finance. Treasury Services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Segment Results” and Note 25 of Notes to Consolidated Financial Statements for information regarding TCF’s reportable operating segments.

Retail Banking

At December 31, 2011, TCF had 434 retail banking branches, consisting of 195 traditional branches, 231 supermarket branches and 8 campus branches. TCF operates 196 branches in Illinois, 110 in Minnesota, 53 in Michigan, 36 in Colorado, 26 in Wisconsin, 7 in Arizona, 5 in Indiana and 1 in South Dakota.

TCF makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation, financing of home improvements, autos, vacations and education. TCF’s retail lending origination activity primarily consists of consumer real estate secured lending. It also includes originating loans secured by personal property and, to a limited extent, unsecured personal loans. Consumer loans are made on a fixed-term basis or revolving line of credit. TCF does not have any subprime lending programs nor did it ever originate 2/28 adjustable-rate mortgages (“ARM”) or option ARM loans.

Deposits from consumers and small businesses are a primary source of TCF’s funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, money market conditions and other factors. Consumer, small business and commercial deposits are attracted from within TCF’s primary banking markets through the offering of a broad selection of deposit products including consumer interest-bearing checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.

TCF’s marketing strategy emphasizes attracting deposits, primarily in checking and savings accounts. These accounts are a source of low-interest cost funds and provide fee income, including banking fees and service charges.

Campus banking represents an important part of TCF’s Retail Banking business. TCF has alliances with the University of Minnesota, the University of Michigan, the University of Illinois and 2 other colleges. These alliances include exclusive marketing, naming rights and other agreements. Branches have been opened on many of these college campuses. TCF provides multi-purpose campus cards for many of these colleges. These cards serve as a school identification card, ATM card, library card, security card, health care card, phone card and stored value card for vending machines or similar uses. TCF is ranked 5th largest in number of campus card banking relationships in the U.S. At December 31, 2011, there were $274.3 million in campus deposits. TCF has a 25-year naming rights agreement with the University of Minnesota to sponsor its on-campus football stadium called “TCF Bank Stadium®” which opened in 2009.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. Maintaining fee and service charge revenue has been challenging as a result of economic conditions, changing customer behavior and the impact of regulations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. TCF offers retail checking account customers inexpensive, convenient access to funds at local merchants and ATMs through its debit card programs. TCF’s debit card programs are supported by interchange fees charged to retailers. Key drivers of non-interest income are the number of deposit accounts and related transaction activity.

TCF’s card revenues have been impacted by the Durbin Amendment (the “Amendment”) to the Dodd-Frank Wall Street and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which regulated debit-card interchange fees. The final rule, which became effective on October 1, 2011, sets a base interchange fee limit of 21 cents, plus a per transaction component of 5 basis points, and a one cent charge if issuers comply with certain fraud protection provisions. The impact of the rule resulted in a $14.7 million, or slightly more than 50%, decrease in TCF’s card revenue in the fourth quarter of 2011. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement and Analysis – Non-Interest Income” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” for additional information.

Wholesale Banking

Commercial Real Estate Lending  Commercial real estate loans are loans originated by TCF that are secured by commercial real estate including retail centers, multi-family housing, office buildings and, to a lesser extent, commercial real estate construction loans, mainly to borrowers based in its primary banking markets.

Commercial Business Lending  Commercial business loans are loans originated by TCF that are generally secured by various types of business assets including inventory, receivables, equipment or financial instruments. In very limited cases, loans may be originated on an unsecured basis. Commercial business loans are used for a variety of purposes including working capital and financing the purchase of equipment.

TCF concentrates on originating commercial business loans to middle-market companies with borrowing requirements of less than $25 million. Substantially all of TCF’s commercial business loans outstanding at December 31, 2011 were to borrowers based in its primary banking markets.

Commercial Banking  Small business and commercial deposits are attracted from within TCF’s primary banking market areas through the offering of a broad selection of deposit instruments including small business and commercial demand deposit accounts, interest-bearing checking accounts, money market accounts, regular savings accounts and certificates of deposit.

Leasing and Equipment Finance  TCF provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse types of small to large companies. TCF’s leasing and equipment finance businesses, TCF Equipment Finance, Inc. (“TCF Equipment Finance”) and Winthrop Resources Corporation (“Winthrop Resources”), finance equipment in all 50 states and, to a limited extent, in foreign countries. TCF Equipment Finance delivers equipment finance solutions primarily to small and mid-size companies in various industries with significant diversity in the types of underlying equipment. Winthrop Resources focuses on providing customized lease financing to meet the special needs of mid-size and large companies and health care facilities that procure high-tech business essential equipment such as computers, servers, telecommunication and other technology equipment. During 2009, Winthrop Resources acquired all of the outstanding shares of Fidelity National Capital, Inc. (“FNCI”), which provided technology equipment financing through leasing solutions similar to those provided by Winthrop, which broadened its market diversification.

Inventory Finance  TCF’s Inventory Finance business originates commercial variable-rate loans which are secured by the underlying floorplan equipment and supported by repurchase agreements from original equipment manufacturers. The operation is focused on establishing relationships with distributors, dealer buying groups and manufacturers, giving access to thousands of independent lawn and garden, electronics and appliance, powersports, recreation vehicle, marine, and specialty vehicle retailers. TCF Inventory Finance operates in the U.S. and Canada. TCF Inventory Finance commenced lending operations in December of 2008. In 2009, TCF Inventory Finance formed a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® brands with reliable, cost-effective sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron.

Auto Finance  On November 30, 2011, TCF entered the auto lending market with the acquisition of Gateway One Lending & Finance, LLC (“Gateway One”). Headquartered in Anaheim, California, Gateway One originates and services loans on new and used autos to customers through relationships established with over 3,400 independent dealers in 30 states. While auto finance is considered a component of TCF’s specialty finance business, which is included in wholesale banking, the loans in this business are either a component of consumer loans or loans held for sale.

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

Sources of Funds

Deposits  Deposits from customers are a primary source of TCF’s funds for use in lending and for other general business purposes. Consumer, small business and commercial deposits are a source of low-interest cost funds attracted from within TCF’s primary banking markets through the offering of a broad selection of deposit instruments including consumer interest-bearing checking accounts, regular savings accounts, money market accounts and certificates of deposits.

Borrowings  Borrowings may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support expanded lending, leasing and other expansion activities. These borrowings may include Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds, other borrowings and advances from the Federal Reserve Discount Window. TCF Bank, as a member of the FHLB system, is required to own a minimum level of FHLB stock and is authorized to apply for advances on the security of such stock, mortgage-backed securities, loans secured by real estate and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government), provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rates and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB’s assessment of the institution’s creditworthiness.

As an additional source of funds, TCF may sell securities subject to its obligation to repurchase these securities (repurchase agreements) with major investment banks or the FHLB utilizing government securities or mortgage-backed securities as collateral. Generally, securities with a market value in excess of the amount borrowed are required to be maintained as collateral with the counter-party to a repurchase agreement. The creditworthiness of the counterparty is important in establishing that the overcollateralized amount of securities delivered by TCF is protected. TCF only enters into repurchase agreements with institutions having a satisfactory credit profile.

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

Other Information

Activities of Subsidiaries of TCF Financial Corporation  TCF’s  business operations include those conducted by direct and indirect subsidiaries of TCF Financial, all of which are consolidated for purposes of preparing TCF’s consolidated financial statements. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings. TCF Bank’s subsidiaries principally engage in leasing and equipment finance, inventory finance and auto finance activities. See “Item 1. Business – Wholesale Banking” for more information.

Competition  TCF competes with a number of depository institutions and financial service providers in its primary banking market areas and nationally, and experiences significant competition in attracting and retaining deposits and in lending funds. Direct competition for deposits comes primarily from banks, savings institutions, credit unions and investment banks. Additional significant competition for deposits comes from institutions selling money market mutual funds and corporate and government securities. TCF competes for the origination of loans with banks, mortgage bankers, mortgage brokers, consumer, commercial and auto finance companies, credit unions, insurance companies and savings institutions. TCF also competes nationwide with other companies and banks in the financing of autos, equipment and inventory. Expanded use of the Internet has increased competition affecting TCF and its loan, lease and deposit products.

Employees  As of December 31, 2011, TCF had 7,143 employees, including 2,172 part-time employees. TCF provides its employees with a comprehensive program of benefits, some of which are provided on a contributory basis, including comprehensive medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage.

Regulation

The banking industry is generally subject to extensive regulatory oversight. TCF Financial, as a publicly held bank holding company, and TCF Bank, which has deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. TCF Financial’s primary regulator is the Federal Reserve and TCF Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”).

Regulatory Capital Requirements  TCF Financial and TCF Bank are subject to regulatory capital requirements of the Federal Reserve and the OCC, respectively, as described below. These regulatory agencies are required by law to take prompt action when institutions are viewed to be unsafe or unsound or do not meet certain minimum capital standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines five levels of capital condition, the highest of which is “well-capitalized.” It requires that undercapitalized institutions be subjected to various restrictions such as limitations on dividends or other capital distributions, limitations on growth or restrictions on activities. Undercapitalized banks must develop a capital restoration plan and the parent bank holding company is required to guarantee compliance with the plan. TCF Financial and TCF Bank are “well-capitalized” under the FDICIA capital standards.

Additionally, the Federal Reserve and the OCC have adopted rules that could permit them to quantify and account for interest-rate risk exposure and market risk from trading activity and to potentially reflect these risks in higher capital requirements. New legislation, additional rulemaking, or changes in regulatory policies may affect future regulatory capital requirements applicable to TCF Financial and TCF Bank.

Restrictions on Distributions  TCF Financial’s ability to pay dividends is subject to limitations imposed by the Federal Reserve. In general, Federal Reserve regulatory guidelines require the board of directors of a bank holding company to consider a number of factors when considering the payment of dividends, including the quality and level of current and future earnings.

Dividends or other capital distributions from TCF Bank to TCF Financial are an important source of funds to enable TCF Financial to pay dividends on its common stock, to make payments on TCF Financial’s borrowings, or to meet its other cash needs. The ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and regulatory capital requirements and may be subject to regulatory approval.

In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. TCF Bank’s ability to make future capital distributions will depend on its earnings and ability to meet minimum regulatory capital requirements in effect during current and future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements, including the potential effects of any U.S. regulatory rule-making relating to the implementation of the capital and liquidity standards under Basel III, the international regulatory framework for banks. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice.

In addition, income tax considerations may limit the ability of TCF Bank to make dividend payments in excess of its current and accumulated tax earnings and profits. Annual dividend distributions in excess of earnings and profits could result in a tax liability based on the amount of excess earnings distributed and current tax rates.

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

Under the Bank Holding Company Act of 1956 (“BHCA”), Federal Reserve approval is required before acquiring more than 5% control, or substantially all of the assets, of another bank, or bank holding company, or merging or consolidating with such a bank or bank holding company. The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, or conducting activities permitted by the Federal Reserve as being closely related to the business of banking. Further restrictions or limitations on acquisitions or establishing financial subsidiaries may also be imposed by TCF’s regulators or examiners.

Restrictions on Acquisitions and Changes in Control  Under federal law, interstate merger transactions may be approved by federal bank regulators without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Interstate Banking and Branching Act of 1994 by adopting a law after the date of enactment of such act, and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches by banks are permitted if the law of the state in which the branches are located permits such acquisitions for a state bank chartered in such state. Interstate mergers and branch acquisitions may also be subject to certain nationwide and statewide insured deposit maximum concentration levels or other limitations. In addition, federal and state laws and regulations contain a number of provisions which impose restrictions on changes in control of financial institutions such as TCF Bank, and which require regulatory approval prior to any such changes in control.

Insurance of Accounts  As a result of the FDIC issuing a Final Rule implementing section 343 of the Dodd-Frank Act in 2010, all non-interest bearing transaction accounts at all FDIC-insured institutions are fully insured through December 31, 2012, regardless of the balance of the account. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

The FDIC reserve ratio will be increased to 1.35% ($1.35 for each $100 of insured deposits) by September 30, 2020 for the Deposit Insurance Fund (“DIF”), pursuant to the requirements of the Dodd-Frank Act. The Federal Deposit Insurance Reform Act of 2005 provides the FDIC Board of Directors the authority to set the designated reserve ratio and it cannot be less than 1.35% . The FDIC must adopt a restoration plan when the reserve ratio falls below 1.35% and may begin paying dividends when the reserve ratio exceeds 1.50% . The DIF reserve ratio calculated by the FDIC at September 30, 2011 was .12%. In 2011, the annual insurance premiums on bank deposits insured by the DIF for banks with at least $10 billion in total assets ranged from $.025 to $.45 per $100 of deposits.

On April 1, 2011, the FDIC adopted a final rule requiring changes in the FDIC insurance rate calculations for banks over $10 billion in total assets. In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2011 ranged from $.0066 to $.0100 for each $100 of deposits. Financing Corporation assessments of $1.2 million in each of 2011, 2010 and 2009 were paid by TCF Bank.

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

Examinations and Regulatory Sanctions  TCF is subject to periodic examination by the Federal Reserve, the OCC, the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Bank regulatory authorities may impose a number of restrictions or new requirements on institutions, including, but not limited to, growth limitations, dividend restrictions, increased regulatory capital requirements, increased loan, lease and real estate loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on such institutions, their holding companies or holders of their debt and equity securities. Certain enforcement actions may not be publicly disclosed by TCF or its regulatory authorities. Various enforcement remedies, including civil money penalties, may be assessed against an institution or an institution’s directors, officers, employees, agents or independent contractors. Under the Bank Secrecy Act of 1970 (the “BSA” or “Bank Secrecy Act”), the OCC is obligated to take enforcement action where it finds a statutory or regulatory violation that would constitute a program violation.

In its 2009 examinations of TCF’s compliance with the BSA, the OCC identified instances of non-compliance that constitute a program violation. On July 20, 2010, TCF National Bank agreed to the issuance of a Consent Order (the “Order”) by the OCC, TCF Bank’s primary banking regulator, addressing certain matters related to the BSA. The Order requires TCF Bank to address deficiencies in TCF Bank’s BSA program identified by the OCC, including review and revision of TCF Bank’s BSA risk assessment, BSA Compliance Program, and Suspicious Activity Report filing procedures and processes. The OCC did not identify any systemic undetected criminal activity or money laundering. TCF Bank is also required to address performing appropriate due diligence when an account is opened, and to review transactions since November 2008 for compliance. TCF Bank is implementing or has implemented corrective action for each deficiency and expects to satisfy all of the requirements of the Order in a timely fashion. While the Order does not call for the payment of a civil money penalty, material failure to comply with the Order could result in additional enforcement actions by the OCC, including payment of a civil money penalty. Such penalties could be required for identified program violations, for violating the Order, or for other deficiencies in TCF's compliance with the BSA in past or future periods, and TCF believes the OCC will be issuing a written notice to TCF related to TCF's BSA compliance deficiencies. Under this notice, TCF will be provided the opportunity to respond to the OCC and its findings outlined in this notice. After the OCC's review of TCF's response to the notice, the OCC may impose a penalty related to these findings.

Subsidiaries of TCF may also be subject to state and/or self-regulatory organization licensing, regulation and examination requirements in connection with certain activities.

National Bank Investment Limitations  Permissible investments by national banks are limited by the National Bank Act of 1864 and by rules of the OCC. Non-traditional bank activities permitted by the Gramm-Leach-Bliley Act of 1999 will subject a bank to additional regulatory limitations or requirements, including a required regulatory capital deduction and application of transactions with affiliates limitations in connection with such activities.

Dodd-Frank Wall Street Reform and Consumer Protection Act  Congress enacted the Dodd-Frank Act in July 2010. The Dodd-Frank Act created the CFPB and gave it broad rulemaking authority to administer and carry out the purposes and objectives of the federal consumer financial laws, with respect to all financial institutions that offer financial products and services to consumers. The CFPB is authorized to prescribe rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, which includes TCF Bank.

Additionally, the Dodd-Frank Act:

• Directed the Federal Reserve to issue rules limiting debit-card interchange fees;

• After a three-year phase-in period beginning January 1, 2013, removes trust preferred securities as a permitted component of a holding company’s tier 1 capital;

• Provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increased the minimum reserve ratio for the deposit insurance fund to 1.35% and changed the basis for determining FDIC premiums from deposits to assets;

• Changes standards for federal preemption that have been applicable for national banks and federal savings associations;

• Provided for new disclosure and other requirements relating to executive compensation and corporate governance, including requiring an advisory vote on executive compensation (“Say on Pay”);

• Provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable rate, and makes more loans subject to requirements for higher cost loans, new disclosures and certain other restrictions;

• Permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, provided that non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012 and allows depository institutions to pay interest on business checking accounts; and

• Required publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee of the Board of Directors responsible for enterprise-wide risk management practices.

Taxation

Federal Taxation  The statute of limitations on TCF’s consolidated federal income tax return is closed through 2007.

State Taxation  TCF and/or its subsidiaries currently file tax returns in all states which impose corporate income and franchise taxes and local tax returns in certain cities and other taxing jurisdictions. TCF’s primary banking activities are in the states of Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction. See “Item 1A. Risk Factors”.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Income Taxes” and Notes 1 and 13 of Notes to Consolidated Financial Statements for additional information regarding TCF’s income taxes.

Available Information

TCF’s website, http://ir.tcfbank.com, includes free access to Company news releases, investor presentations, conference calls to discuss published financial results, TCF’s Annual Report and periodic filings required by the United States Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material to the SEC.

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

Item 1A. Risk Factors

Various risks and uncertainties may affect TCF’s business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or TCF’s other SEC filings may have a material impact on TCF’s financial condition or results of operations.

TCF’s earnings are significantly affected by general economic conditions.

TCF’s operations and profitability are impacted by general business and economic conditions in the local markets in which TCF operates, the U.S. generally and abroad. Economic conditions have a significant impact on the demand for TCF’s products and services, as well as the ability of its customers to repay loans, the value of the collateral securing loans and the stability of its deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices or other factors could impact economic conditions and, in turn, could have a material adverse effect on TCF’s financial condition and results of operations.

Additionally, adverse economic conditions may result in a decline in demand for some types of equipment that TCF leases or finances, which could result in a decline in the amount of new equipment being placed in service, as well as declines in equipment values for equipment already in service. Adverse economic conditions may also hinder TCF from expanding the specialty finance businesses by limiting its ability to attract and retain customers as expected. Any such difficulties in TCF’s specialty finance businesses could have a material adverse effect on its financial condition and results of operations.

Proposed and future legislative and regulatory initiatives may substantially increase compliance burdens, which could have a material adverse effect on TCF’s financial condition and results of operations.

Future legislative and regulatory initiatives cannot be fully or accurately predicted. Such proposals may impose more stringent standards than currently applicable or anticipated with respect to capital and liquidity requirements for depository institutions. For example, Congress enacted the Dodd-Frank Act in July 2010. Uncertainty remains as to its ultimate impact, which could have a material adverse effect on the financial services industry as a whole and, specifically, on TCF’s financial condition and results of operations.

In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) and gave the CFPB broad rulemaking authority to administer and carry out the purposes and objectives of the federal consumer financial laws, with respect to all financial institutions that offer financial products and services to consumers. The CFPB is authorized to prescribe rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The term “abusive” is new and untested, and TCF cannot predict how it will be enforced. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, which includes TCF Bank.

Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and bank holding companies will be subject to significantly increased regulation and compliance obligations that expose TCF to noncompliance risk and consequences, which could have a material adverse effect on TCF’s financial condition and results of operations.

An inability to obtain needed liquidity could have a material adverse effect on TCF’s financial condition and results of operations.

TCF’s liquidity could be limited by an inability to access the capital markets or unforeseen outflows of cash, which could arise due to circumstances outside of its control such as a general market disruption or an operational problem that affects TCF or third parties. TCF’s credit rating is important to its liquidity. A reduction or anticipated reduction in TCF’s credit ratings could adversely affect its liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets, affect its ability to hedge foreign currency exposure or trigger unfavorable contractual obligations. An inability to meet its funding needs on a timely basis could have a material adverse effect on TCF’s financial condition and results of operations.

Loss of customer deposits could increase TCF’s funding costs.

TCF relies on bank deposits to be a low cost and stable source of funding. TCF competes with banks and other financial institutions for deposits. If TCF’s competitors raise the rates they pay on deposits, TCF’s funding costs may increase through either a loss of deposits or an increase in rates paid by TCF to avoid losing deposits. Increased funding costs could reduce TCF’s net interest margin and net interest income, which could have a material adverse effect on TCF’s financial condition and results of operations.

TCF is subject to interest-rate risk.

TCF’s earnings and cash flows largely depend upon its net interest income. Interest rates are highly sensitive to many factors that are beyond TCF’s control, including general economic conditions and policies of various governmental and regulatory agencies, including the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest TCF receives on loans and other investments and the amount of interest TCF pays on deposits and other borrowings, but such changes could also affect: (i) TCF’s ability to originate loans and obtain deposits; (ii) the fair value of TCF’s financial assets and liabilities; and (iii) the average duration of TCF’s interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, then TCF’s net interest income and earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies, any substantial, unexpected and prolonged change in market interest rates could have a material adverse effect on its financial condition and results of operations.

The soundness of other financial institutions could adversely affect TCF.

TCF’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. TCF routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks and other institutional clients. As a result, defaults by, or even rumors regarding, any financial institutions, or the financial services industry generally, could lead to losses or defaults by TCF. Many of these transactions expose TCF to credit risk in the event of default of the counterparty or client. In addition, TCF’s credit risk may be exacerbated when the collateral held by TCF cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial exposure. Any such losses could have a material adverse effect on TCF’s financial condition and results of operations.

TCF’s framework for managing risks may not be effective in mitigating risk and any resulting loss.

TCF’s risk management framework seeks to mitigate risk and any resulting loss. TCF has established processes intended to identify, measure, monitor, report and analyze the types of risk to which TCF is subject, including liquidity, credit, market, interest rate, operational, legal and compliance and reputational risk. However, as with any risk management framework, there are inherent limitations to TCF’s risk management strategies. There may exist, or develop in the future, risks that TCF has not appropriately anticipated or identified. Any future breakdowns in TCF’s risk management framework could have a material adverse effect on its financial condition and results of operations.

TCF is subject to extensive government regulation and supervision.

TCF, its subsidiary TCF Bank and certain indirect subsidiaries are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect TCF’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. While TCF has policies and procedures designed to prevent violations of the extensive federal and state regulation it is subject to, there can be no assurance that such violations will not occur and failure to comply with these statutes, regulations or policies could result in sanctions against TCF by regulatory agencies, civil money penalties and reputational damage, any of which could have a material adverse effect on its financial condition and results of operations.

Further, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) and the Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in sanctions and possibly fines.

In July 2010, TCF Bank agreed to the issuance of a Consent Order (the “Order”) by the OCC requiring TCF Bank to address deficiencies in its BSA program. The Order does not call for the payment of a civil money penalty, however such penalties could be required for identified program violations, for violating the Order, or for other deficiencies in TCF Bank's compliance with the BSA in past or future periods. TCF believes the OCC will be issuing a written notice to TCF related to TCF’s BSA deficiencies. Under this notice, TCF will be provided the opportunity to respond to the OCC and its findings outlined in this notice. After the OCC’s review of TCF’s Response to the Notice, the OCC may impose a penalty related to these findings.

Increased competition in an already highly competitive financial services industry could have a material adverse effect on TCF’s financial condition and results of operations.

The financial services industry is highly competitive and could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued industry consolidation which may increase in connection with current economic and market conditions. TCF competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally only provided by banks. Some of TCF’s competitors have fewer regulatory constraints or lower cost structures. Also, the potential need to adapt to industry changes in information technology systems, on which TCF and the financial services industry generally are highly dependent, could present operational issues and require considerable capital spending. As a result, any increased competition in the already highly competitive financial services industry could have a material adverse effect on TCF’s financial condition and results of operations.

The allowance for loan and lease losses maintained by TCF may not be sufficient.

All borrowers carry the potential to default and TCF’s remedies to recover may not fully satisfy the obligations owed to TCF. TCF maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires management to make significant estimates of current credit risks using qualitative and quantitative factors, each of which is subject to significant change. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review TCF’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the allowance for loan losses would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on TCF’s financial condition and results of operations.

TCF’s earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve impact TCF significantly. The Federal Reserve regulates the supply of money and credit in the U.S. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and also affect the value of financial instruments that TCF holds. Those policies determine to a significant extent the cost of funds for lending and investing. Changes in those policies are beyond TCF’s control and are difficult to predict. Federal Reserve policies can also affect TCF’s borrowers, potentially increasing the risk that they may fail to repay their loans.

For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan. As a result, changes to the fiscal and monetary policies by the Federal Reserve could have a material adverse effect on TCF’s financial condition and results of operations.

The success of TCF’s supermarket branches depends on the continued long-term success and viability of TCF’s supermarket partners and TCF’s ability to maintain licenses or lease agreements for its supermarket locations.

A significant financial decline of one of TCF’s supermarket partners could result in the loss of supermarket branches or could increase costs to operate the supermarket branches. At December 31, 2011, TCF had 231 supermarket branches. Supermarket banking continues to play an important role in TCF’s growth, as these branches have been consistent generators of account growth and deposits. TCF is subject to the risk, among others, that its license or lease for a location or locations will terminate upon the sale or closure of that location or locations by the supermarket partner. Also, continued difficult economic conditions, or financial or labor difficulties in the supermarket industry, may reduce activity in TCF’s supermarket branches. As a result, economic difficulties for any of TCF’s supermarket partners could have a material adverse effect on its financial condition and results of operations.

New lines of business or new products and services may subject TCF to additional risk.

From time to time, TCF may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products or services, TCF may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of TCF’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and new products or services could have a material adverse effect on TCF’s financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on TCF’s financial condition and results of operations.

Failure to keep pace with technological change could adversely affect TCF’s business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. TCF’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in its operations. Many of TCF’s competitors have substantially greater resources to invest in technological improvements. TCF may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on TCF’s financial condition and results of operations.

TCF relies on its systems and counterparties, and any failures could have a material adverse effect on its financial condition and results of operations.

TCF settles funds on behalf of financial institutions, other businesses and consumers and receives funds from payment networks, consumers and other paying agents. TCF’s businesses depend on their ability to process, record and monitor a large number of complex transactions. If any of TCF’s financial, accounting or other data processing systems fail or are otherwise compromised, or if personal information of TCF’s customers or clients were mishandled, misused (whether by employees, counterparties or hackers), TCF could suffer regulatory consequences, reputational damage and financial losses, any of which could have a material adverse effect on its financial condition and results of operations.

Additionally, TCF may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, terrorist acts or other damage to property or physical assets. Such disruptions may give rise to loss of services to customers and loss or liability to TCF. Any system failure could have a material adverse effect on TCF’s financial condition and results of operations.

Financial institutions depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, TCF may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. TCF may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could cause TCF to enter into unfavorable transactions, which could have a material adverse effect on TCF’s financial condition and results of operations.

Negative publicity could damage TCF’s reputation.

Reputation risk, or the risk to earnings and capital from negative public opinion, is inherent in TCF’s business. Negative public opinion could adversely affect TCF’s ability to keep and attract customers and expose it to adverse legal and regulatory consequences. Negative public opinion could result from TCF’s actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of customer information or from actions taken by government regulators and community organizations in response to that conduct. Because TCF conducts most of its businesses under the “TCF” brand, negative public opinion about one business could affect its other businesses.

TCF’s internal controls may be ineffective.

Management regularly reviews and updates the internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of TCF’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on its financial condition and results of operations.

Failure to attract and retain key personnel could have a material adverse effect on TCF’s financial condition and results of operations.

TCF’s success depends to a large extent upon its ability to attract and retain key personnel. The loss of key personnel could have a material adverse impact on TCF’s business because of their skills, market knowledge, industry experience and the difficulty of promptly finding a qualified replacement. Additionally, portions of TCF’s business are relationship driven, and many of its key personnel have extensive customer relationships. Loss of such key personnel to a competitor could result in the loss of some of TCF’s customers. As a result, a failure to attract and retain key personnel could have a material adverse effect on TCF’s financial condition and results of operations.

TCF relies on other companies to provide key components of its business infrastructure.

Third party vendors provide key components of TCF’s business infrastructure, such as internet connections, network access and transaction and other processing services. While TCF has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service, could adversely affect TCF’s ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

TCF relies on dividends from TCF Bank for most of its revenue.

TCF is a separate and distinct legal entity from its banking and other subsidiaries. A substantial portion of TCF’s revenue comes from dividends from TCF Bank. These dividends are the principal source of funds to pay dividends and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that TCF Bank may pay to it. In the event TCF Bank is unable to pay dividends to it, TCF may not be able to pay obligations or pay dividends, which would have a material adverse effect on TCF’s financial condition and results of operations.

Changes in accounting policies or in accounting standards could materially affect how TCF reports its financial condition and results of operation.

TCF’s accounting policies are fundamental to the understanding its financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of TCF’s assets or liabilities and results of operations. Some of TCF’s accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts would be reported if different estimates or assumptions were used. If such estimates or assumptions underlying the financial statements are incorrect, TCF could experience material losses. From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of TCF’s external financial statements. These changes are beyond TCF’s control, can be difficult to predict and could materially impact how TCF reports its financial condition and results of operations. Additionally, TCF could be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements in material amounts.

TCF is subject to examinations and challenges by tax authorities.

TCF is subject to federal and state income tax regulations, which often require interpretation due to their complexity. Changes in income tax regulations or in how the regulations are interpreted could have a material adverse effect on TCF’s results of operations. In the normal course of business, TCF is routinely subject to examinations and challenges from federal and state taxing authorities regarding the amount of taxes due in connection with investments TCF has made and the businesses in which it has engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in TCF’s favor, they could have a material adverse effect on its financial condition and results of operations.

Additionally, if TCF’s Real Estate Investment Trust (“REIT”) affiliate fails to qualify as a REIT, or should states enact legislation taxing REITs or related entities, TCF’s tax expense would increase. The REIT and related companies must meet specific provisions of the Internal Revenue Code of 1986, as amended, and state tax laws. Use of REITs is and has been the subject of federal and state audits, litigation with state taxing authorities and tax policy debates by various state legislatures.

Significant legal actions could subject TCF to substantial uninsured liabilities.

TCF is subject to various claims related to its operations. These claims and legal actions, including supervisory actions by its regulators, could involve large monetary claims or monetary penalties, as well as significant defense costs. To protect itself from the cost of these claims, TCF maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations. However, TCF’s insurance coverage only covers certain types of liability, and such insurance may not continue to be available to TCF at a reasonable cost, or at all. As a result, TCF may be exposed to substantial uninsured liabilities, which could have a material adverse effect on TCF’s financial condition and results of operations.

In addition, customers may make claims and take legal action pertaining to the performance by TCF of its fiduciary responsibilities. Whether customer claims and legal action related to the performance of TCF’s fiduciary responsibilities are founded or unfounded, such claims and legal actions may result in significant financial liability and could adversely affect the market perception of TCF and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on TCF’s financial condition and results of operations.

TCF is subject to environmental liability risk associated with lending activities.

A significant portion of TCF’s loan portfolio is secured by real property. In the ordinary course of business, TCF may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, TCF may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require TCF to incur substantial expenses and may materially reduce the affected property’s value or limit TCF’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase TCF’s exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on TCF’s financial condition and results of operations.

Acquisitions may disrupt TCF’s business and dilute stockholder value.

TCF regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with banks or other financial institutions. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. TCF seeks merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses or branches involves potential adverse impact to TCF’s results of operations and various other risks commonly associated with acquisitions, such as: difficulty in estimating the value of the target company; payment of a premium over book and market values that may dilute TCF’s tangible book value and earnings per share in the short and long term; potential exposure to unknown or contingent liabilities of the target company; exposure to potential asset quality issues of the target company; volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts; difficulty and expense of integrating the operations and personnel of the target company; inability to realize the expected revenue increases, cost savings, increases in geographic or product presence or other projected benefits; potential disruption to TCF’s business; potential diversion of TCF management’s time and attention; potential loss of key employees and customers of the target company; and potential changes in banking or tax laws or regulations that may affect the target company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices  At December 31, 2011, TCF owned the buildings and land for 144 of its bank branch offices, owned the buildings but leased the land for 23 of its bank branch offices and leased or licensed the remaining 266 bank branch offices, all of which are functional and appropriately maintained. Bank branch properties owned by TCF had an aggregate net book value of approximately $281.2 million at December 31, 2011. At December 31, 2011, the aggregate net book value of leasehold improvements associated with leased bank branch office facilities was $20.3 million. In addition to the branch offices, TCF owned and leased other facilities with an aggregate net book value of $49.5 million at December 31, 2011. For more information on premises and equipment, see Note 8 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

As of January 31, 2012, there were 7,016 holders of record of TCF’s common stock.

			Dividends
	High	Low	Declared
2011
Fourth Quarter	$11.68	$ 8.61	$.05
Third Quarter	17.37	8.66	.05
Second Quarter	16.04	13.37	.05
First Quarter	17.37	14.60	.05
2010
Fourth Quarter	$16.63	$12.90	$.05
Third Quarter	17.66	13.87	.05
Second Quarter	18.89	14.95	.05
First Quarter	16.83	13.40	.05

The Board of Directors of TCF Financial and TCF Bank have adopted a Capital Plan and Dividend Policy. The policies define how enterprise risk related to capital will be managed, how the adequacy of capital will be measured and the process by which capital strategy, capital management and common stock dividend recommendations will be presented to TCF’s Board of Directors. TCF’s management is charged with ensuring that capital strategy actions, including the declaration of common stock dividends, are prudent, efficient and provide value to TCF’s stockholders, while ensuring that past and prospective earnings retention is consistent with TCF’s capital needs, asset quality, risk profile and overall financial condition. The Board of Directors intends to continue its practice of paying quarterly cash dividends on TCF’s common stock as justified by the financial condition of TCF. The declaration and amount of future dividends will depend on circumstances existing at the time, including TCF’s earnings, level of internally generated common capital excluding earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank), as well as regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for that year combined with its net retained profits for the preceding two calendar years without prior approval of the OCC. Restrictions on the ability of TCF Bank to pay cash dividends or possible diminished earnings of TCF may limit the ability of TCF Financial to pay dividends in the future to holders of its common stock. In addition, the ability of TCF Financial and TCF Bank to pay dividends is dependent on regulatory policies and capital requirements and may be subject to regulatory approval. See “Item 1. Business – Regulation – Regulatory Capital Requirements”, “Item 1. Business – Regulation – Restrictions on Distributions” and Note 15 of Notes to Consolidated Financial Statements.

Total Return Performance

The following graph compares the cumulative total stockholder return on TCF Stock over the last five fiscal years with the cumulative total return of the Standard and Poor’s 500 Stock Index, the SNL All Bank and Thrift Index, and a TCF Financial-selected group of peer institutions over the same period (assuming the investment of $100 in each index on December 31, 2006 and reinvestment of all dividends).

The New TCF Peer Group for 2012 consists of the publicly-traded banks and thrifts with total assets ranging from $10 billion to $50 billion as of December 31, 2011. This is a change from TCF’s previously defined peer group which consisted of 30 publicly-traded banks and thrifts, 15 immediately larger than and 15 immediately smaller than TCF. TCF changed its peer group to align itself with financial institutions that are similarly impacted by recent regulatory and legislative changes because TCF believes that the New Peer Group represents a more relevant group of companies in the financial services industry. The New and Old TCF Peer Groups are shown below for comparison purposes.

TCF Stock Performance Chart

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
TCF Financial Corporation	100.00	67.96	55.03	56.49	62.23	44.01
SNL Bank and Thrift (1)	100.00	76.26	43.85	43.27	48.30	37.56
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
New TCF Peer Group (2)	100.00	84.38	77.39	71.04	78.72	65.64
Old TCF Peer Group (3)	100.00	80.30	71.95	64.65	71.79	61.86

(1)    Includes all major exchange (NYSE, NYSE Amex, NASDAQ) banks and thrifts in SNL’s coverage universe (476 companies as of December 31, 2011).

(2)    The New TCF Peer Group consists of the publicly-traded banks and thrifts with total assets ranging from $10 billion to $50 billion as of December 31, 2011. The New TCF Peer Group includes: Hudson City Bancorp, Inc.; New York Community Bancorp, Inc.; Popular, Inc.; First Niagara Financial Group, Inc.; First Republic Bank; People’s United Financial, Inc.; Synovus Financial Corp.; BOK Financial Corporation; First Horizon National Corporation; City National Corporation; East West Bancorp, Inc.; Associated Banc-Corp; First Citizens BancShares, Inc.; Commerce Bancshares, Inc.; Cullen/Frost Bankers, Inc.; SVB Financial Group; Hancock Holding Company; Webster Financial Corporation; Astoria Financial Corporation; Fulton Financial Corporation; Wintrust Financial Corporation; Susquehanna Bancshares, Inc.; Signature Bank; First Merit Corporation; Valley National Bancorp; Bank of Hawaii Corporation; Washington Federal, Inc.; Flagstar Bancorp, Inc.; UMB Financial Corporation; First BanCorp.; BancorpSouth, Inc.; PrivateBancorp, Inc.; IBERIABANK Corporation; International Bancshares Corporation; Umpqua Holdings Corporation; BankUnited, Inc.; TFS Financial Corporation (MHC); Investors Bancorp, Inc. (MHC); and Cathay General Bancorp.

(3)    The Old TCF Peer Group consisted of 30 publicly-traded banks and thrifts, 15 immediately larger than and 15 immediately smaller than TCF Financial Corporation in total assets as of September 30, 2011. The Old Peer Group included: Popular, Inc.; First Niagara Financial Group, Inc.; Synovus Financial Corporation; People’s United Financial, Inc.; First Republic Bank; First Horizon National Corporation; BOK Financial Corporation; City National Corporation; Associated Banc-Corp; East West Bancorp, Inc.; First Citizens BancShares, Inc.; Commerce Bancshares, Inc.; Cullen/Frost Bankers, Inc.; Hancock Holding Company; SVB Financial Group; Webster Financial Corporation; Astoria Financial Corporation; Fulton Financial Corporation; Wintrust Financial Corporation; FirstMerit Corporation; Susquehanna Bancshares, Inc.; Valley National Bancorp; Signature Bank; Flagstar Bancorp, Inc.; First BanCorp.; Washington Federal, Inc.; Bank of Hawaii Corporation; BancorpSouth, Inc.; UMB Financial Corporation; and PrivateBancorp, Inc.

Source: SNL Financial LC and Standard & Poor’s ©2012

Repurchases of TCF Stock

The following table summarizes common stock share repurchase activity for the quarter ended December 31, 2011.

	Total Number	Average	Total Number of Shares	Maximum Number of
	of Shares	Price Paid	Purchased as Part of	Shares that May Yet be
Period	Purchased	Per Share	Publicly Announced Plan	Purchased Under the Plan
October 1 to October 31, 2011
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	6,564	$9.45	N.A.	N.A.
November 1 to November 30, 2011
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	–	$ –	N.A.	N.A.
December 1 to December 31, 2011
Share repurchase program (1)	–	$ –	–	5,384,130
Employee transactions (2)	–	$ –	N.A.	N.A.
Total
Share repurchase program (1)	–	$ –	–
Employee transactions (2)	6,564	$9.45	N.A.

N.A. Not Applicable.

(1)    The current share repurchase authorization was approved by the Board of Directors on April 14, 2007 and was announced in a press release dated April 16, 2007. The authorization was for a repurchase of up to an additional 5% of TCF’s common stock outstanding at the time of the authorization, or 6.5 million shares. This authorization does not have an expiration date.

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

Item 6. Selected Financial Data

The selected five-year financial summary presented below should be read in conjunction with the Consolidated Financial Statements and related notes. Prior period financial data has been revised, as applicable, for a retrospective change in accounting principle. See Note 28 of Notes to Consolidated Financial Statements for additional information.

Five-Year Financial Summary

Consolidated Income:

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per-share data)	2011	2010	2009	2008	2007	2011/2010	2011/2006
Total revenue	$ 1,144,122	$ 1,237,187	$ 1,158,861	$ 1,092,108	$ 1,091,634	(7.5)%	2.2%
Net interest income	$ 699,688	$ 699,202	$ 633,006	$ 593,673	$ 550,177.1		5.4
Provision for credit losses	200,843	236,437	258,536	192,045	56,992	(15.1)	57.6
Fees and other revenue	436,038	508,862	496,468	474,061	490,285	(14.3)	(2.1)
Gains on securities, net	7,263	29,123	29,387	16,066	13,278	(75.1)	N.M.
Gains on auto loans held for sale, net	1,133	–	–	–	–	N.M.	N.M.
Visa share redemption	–	–	–	8,308	–	–	–
Gains on sales of branches and real estate	–	–	–	–	37,894	–	(100.0)
Non-interest expense	764,451	756,335	756,655	718,853	653,887	1.1	3.5
Income before income tax expense	178,828	244,415	143,670	181,210	380,755	(26.8)	(13.2)
Income tax expense	64,441	90,171	49,811	68,096	108,535	(28.5)	(9.3)
Income after income tax expense	114,387	154,244	93,859	113,114	272,220	(25.8)	(15.0)
Income (loss) attributable to non-controlling interest	4,993	3,297	(410)	–	–	51.4	N.M.
Net Income	109,394	150,947	94,269	113,114	272,220	(27.5)	(15.8)
Preferred stock dividends	–	–	18,403	2,540	–	–	–
Net income available to common stockholders	$ 109,394	$ 150,947	$ 75,866	$ 110,574	$ 272,220	(27.5)	(15.8)
Per common share:
Basic earnings	$ .71	$ 1.08	$ .60	$ .88	$ 2.13	(34.3)	(18.4)
Diluted earnings	$ .71	$ 1.08	$ .60	$ .88	$ 2.13	(34.3)	(18.4)
Dividends declared	$ .20	$ .20	$ .40	$ 1.00	$ .97	–	(26.3)

Consolidated Financial Condition:

	At December 31,					Compound Annual Growth Rate
						1-Year	5-Year
(Dollars in thousands, except per-share data)	2011	2010	2009	2008	2007	2011/2010	2011/2006
Loans and leases	$14,150,255	$14,788,304	$14,590,744	$13,345,889	$12,494,370	(4.3)%	4.3%
Securities available for sale	2,324,038	1,931,174	1,910,476	1,966,104	1,963,681	20.3	5.1
Total assets	18,979,388	18,465,025	17,885,175	16,740,357	15,977,054	2.8	5.3
Checking, savings and money market deposits	11,136,389	10,556,788	10,380,814	7,647,069	7,322,014	5.5	8.9
Certificates of deposit	1,065,615	1,028,327	1,187,505	2,596,283	2,254,535	3.6	(15.6)
Total deposits	12,202,004	11,585,115	11,568,319	10,243,352	9,576,549	5.3	4.5
Borrowings	4,388,080	4,985,611	4,755,499	4,660,774	4,973,448	(12.0)	4.1
Stockholders’ equity	1,868,133	1,471,663	1,175,362	1,493,776	1,099,012	26.9	12.6
Book value per common share	$ 11.65	$ 10.30	$ 9.10	$ 8.99	$ 8.68	13.1	8.0

Key Ratios and Other Data:

			At or For the Year Ended December 31,
			2011	2010	2009	2008	2007
Return on average assets			.61%	.85%	.54%	.69%	1.80%
Return on average common equity			6.32	10.67	6.57	10.03	26.34
Net interest margin			3.99	4.15	3.87	3.91	3.94
Net charge-offs as a percentage of average loans and leases			1.45	1.47	1.34	.78	.29
Average total equity to average assets			9.24	7.83	7.20	7.04	6.82
N.M. Not Meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the consolidated financial condition and results of operations of TCF Financial Corporation should be read in conjunction with the consolidated financial statements in Item 8 and selected financial data in Item 6.

Overview

TCF Financial Corporation, a Delaware corporation (“TCF” or the “Company”), is a national bank holding company based in Wayzata, Minnesota. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota. TCF had 434 branches in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets) at December 31, 2011.

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

TCF’s core businesses include Retail Banking, Wholesale Banking and Treasury Services. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance, inventory finance and auto finance. TCF refers to its combined leasing and equipment finance, inventory finance and auto finance businesses as Specialty Finance. Treasury Services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest rate and liquidity risks.

TCF’s lending strategy is to originate high credit quality and primarily secured loans and leases. TCF’s retail lending operation offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on properties or to customers located within TCF’s primary banking markets. The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc., which delivers equipment finance solutions to businesses in select markets, and Winthrop Resources Corporation, which primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. TCF Inventory Finance originates commercial variable-rate loans which are secured by equipment under a floorplan arrangement and supported by repurchase agreements from original equipment manufacturers to businesses in the United States and Canada. In November 2011, TCF entered into the auto finance business with its acquisition of Gateway One Lending & Finance, LLC (“Gateway One”). Gateway One currently originates and services loans on new and used autos in 30 states and is expected to expand into a nationwide business.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 61.2% of TCF’s total revenue in 2011. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies. See “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of economic conditions, changing customer behavior and the impact of the implementation of new regulation. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Key drivers of non-interest income are the number of deposit accounts and related transaction activity.

In response to new regulations, TCF introduced a new anchor checking account product that replaced the TCF Totally Free Checking product. The new product carries a monthly maintenance fee on accounts not meeting certain specific requirements. In addition, the success of the Michigan pilot of TCF’s daily overdraft product did not transfer well to other markets. As a result, TCF introduced additional overdraft product options in 2012.

The Company’s Visa® debit card program has grown significantly since its inception in 1996. TCF is the 15th largest issuer of Visa consumer debit cards in the United States, based on payments volume for the three months ended September 30, 2011, as published by Visa. TCF earns interchange revenue from customer card transactions paid primarily by merchants, not TCF’s customers. Card products represent 27.1% of banking fee revenue for the year ended December 31, 2011. Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.

TCF’s card revenues have been impacted by the Durbin Amendment to the Dodd-Frank Wall Street and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which directed the Board of Governors of the Federal Reserve System (“Federal Reserve”) to establish rules related to debit-card interchange fees. The final rule, which became effective on October 1, 2011, sets a base interchange fee limit of 21 cents, plus a per transaction component of 5 basis points, and a one cent charge if issuers comply with certain fraud protection provisions. This rule resulted in a $14.7 million, or slightly more than 50%, reduction in TCF’s card interchange revenue during the fourth quarter of 2011. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis” for more information.

On November 30, 2011, TCF’s wholly-owned subsidiary, TCF Bank, completed the acquisition of Gateway One. Headquartered in Anaheim, California, Gateway One utilizes its more than 3,400 active dealer relationships to originate loans and services to consumers in 30 states on new and used autos. As part of the acquisition, TCF is retaining Gateway One’s seasoned executive management team. The addition of Gateway One further diversifies TCF’s lending business and provides ample growth opportunities within the U.S. auto lending marketplace, the second largest consumer finance market in the U.S.

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for 2011, 2010 and 2009 and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Results of Operations

Performance Summary  TCF reported diluted earnings per common share of $.71 for 2011, compared with $1.08 for 2010 and $.60 for 2009. Net income was $109.4 million for 2011, compared with $150.9 million for 2010 and $94.3 million for 2009. Net income available to common stockholders for 2009 includes a non-cash deemed preferred stock dividend of $12 million, or 9 cents per common share.

Return on average assets was .61% in 2011, compared with .85% in 2010 and .54% in 2009. Return on average common equity was 6.32% in 2011, compared with 10.67% in 2010 and 6.57% in 2009. The effective income tax rate for 2011 was 36%, compared with 36.9% in 2010 and 34.7% in 2009.

Operating Segment Results  RETAIL BANKING – Retail Banking, consisting of branch banking and retail lending, reported net income of $49.6 million for 2011, down from $93 million in 2010 primarily due to decreased fee income in branch banking. Retail Banking net interest income for 2011 was $448.1 million, up 1.2% from $443 million for 2010.

The Retail Banking provision for credit losses totaled $162.2 million in 2011, up 15.3% from $140.6 million in 2010. This increase was primarily due to higher net charge-offs and troubled debt restructuring (“TDR”) reserves for consumer real estate loans. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Provision for Credit Losses” for further discussion.

Retail Banking non-interest income totaled $337.7 million in 2011, compared with $409.6 million in 2010. Fees and service charges were $213 million for 2011, down 20.4% from $267.5 million in 2010. Card revenues were $96.1 million for 2011, down 13.4% from $111 million in 2010. The decrease in card revenues was primarily attributable to debit card interchange regulation which took effect on October 1, 2011. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Income Statement Analysis – Non-Interest Income” for further discussion.

Retail Banking non-interest expense totaled $545.3 million in 2011, down 3.1% from $562.8 million in 2010. The decrease was primarily due to decreases in compensation and employee benefit expenses and occupancy expenses as a result of certain branch closures during 2011.

WHOLESALE BANKING – Wholesale Banking, consisting of commercial banking, leasing and equipment finance, inventory finance and auto finance, reported net income of $76.5 million for 2011, up 93.4% from $39.5 million in 2010. Net interest income for 2011 was $274.7 million, up 8.5% from $253.1 million in 2010, as a result of increased income from inventory finance loans primarily due to average balance growth of $179 million, partially offset by decreases in leasing and equipment finance and commercial real estate portfolio balances and average yields.

The provision for credit losses for Wholesale Banking totaled $36.1 million in 2011, down from $94 million in 2010. The decrease in the provision for credit losses from 2010 was primarily due to decreased net charge-offs and decreased non-accrual loans in commercial lending and leasing and equipment finance.

Wholesale Banking non-interest income totaled $98.7 million in 2011, essentially flat from 2010. Decreases in operating lease revenues and floorplan inventory inspection fees were offset by increases resulting from gains on sales-type lease activity, gains on sales of auto loans and increases in commercial loan prepayment fees.

Wholesale Banking non-interest expense totaled $208.7 million in 2011, up $17.4 million from $191.3 million in 2010, primarily as a result of increased FDIC insurance premiums resulting from changes in the FDIC insurance rate calculations for banks over $10 billion in total assets, increased valuation write-downs of commercial real estate properties owned, and the ramp-up of expenses related to the exclusive financing program for Bombardier Recreational Products (“BRP”) that will begin funding early in 2012, partially offset by decreased operating lease depreciation due to the reduction in the operating lease portion of the portfolio.

TREASURY SERVICES – Treasury Services reported a net loss of $17 million in 2011, down from net income of $16.2 million in 2010. The $33.2 million change was primarily due to gains on sales of securities of $31.5 million in 2010 compared with gains of $8 million in 2011, along with the impact of increased asset liquidity and increased asset sensitivity, partially offset by a lower average cost of borrowing.

Consolidated Income Statement Analysis

Net Interest Income  Net interest income, the difference between interest earned on loans and leases, investments and other interest-earning assets (interest income), and interest paid on deposits and borrowings (interest expense), represented 61.2% of TCF’s total revenue in 2011, 56.5% in 2010 and 54.6% in 2009. Net interest income divided by average interest-earning assets is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in prevailing short- and long-term interest rates, loan and deposit pricing strategies and competitive conditions, the volume and the mix of interest-earning assets and interest-bearing liabilities, the level of non-performing assets, and the impact of modified loans and leases.

The following tables summarize TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis.

	Year Ended			Year Ended
	December 31, 2011			December 31, 2010			Change
			Average			Average			Average
			Yields			Yields			Yields and
	Average		and	Average		and	Average		Rates
(Dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	(bps)
Assets:
Investments and other	$ 820,981	$ 7,836.95%		$ 337,279	$ 5,509	1.63%	$ 483,702	$ 2,327	(68)
U.S. Government sponsored entities:
Mortgage-backed securities	2,198,188	85,138	3.87	1,817,413	80,332	4.42	380,775	4,806	(55)
U.S. Treasury securities	48,178	34.07		71,233	93.13		(23,055)	(59)	(6)
Other securities	329	16	4.86	454	20	4.41	(125)	(4)	45
Total securities available for sale (1)	2,246,695	85,188	3.79	1,889,100	80,445	4.26	357,595	4,743	(47)
Loans and leases held for sale	1,215	131	10.78	–	–	–	1,215	131	1,078
Loans and leases:
Consumer real estate:
Fixed-rate	4,627,047	281,427	6.08	5,082,487	313,573	6.17	(455,440)	(32,146)	(9)
Variable-rate	2,386,234	122,532	5.13	2,148,171	116,436	5.42	238,063	6,096	(29)
Consumer – other	19,687	1,715	8.71	26,576	2,303	8.67	(6,889)	(588)	4
Total consumer real estate and other	7,032,968	405,674	5.77	7,257,234	432,312	5.96	(224,266)	(26,638)	(19)
Commercial:
Fixed- and adjustable-rate	2,854,327	164,368	5.76	2,956,699	176,018	5.95	(102,372)	(11,650)	(19)
Variable-rate	710,758	30,742	4.33	730,325	30,604	4.19	(19,567)	138	14
Total commercial	3,565,085	195,110	5.47	3,687,024	206,622	5.60	(121,939)	(11,512)	(13)
Leasing and equipment finance	3,074,207	184,575	6.00	3,056,006	196,570	6.43	18,201	(11,995)	(43)
Inventory finance	856,271	61,583	7.19	677,214	49,881	7.37	179,057	11,702	(18)
Total loans and leases (2)	14,528,531	846,942	5.83	14,677,478	885,385	6.03	(148,947)	(38,443)	(20)
Total interest-earning assets	17,597,422	940,097	5.34	16,903,857	971,339	5.75	693,565	(31,242)	(41)
Other assets (3)	1,194,550			1,286,683			(92,133)
Total assets	$18,791,972			$18,190,540			$ 601,432
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$ 1,414,659			$ 1,429,436			$ (14,777)
Small business	698,903			641,412			57,491
Commercial and custodial	291,986			284,750			7,236
Total non-interest bearing deposits	2,405,548			2,355,598			49,950
Interest-bearing deposits:
Checking	2,114,098	4,451.21		2,071,990	6,466.31		42,108	(2,015)	(10)
Savings	5,671,889	28,942.51		5,410,681	40,023.74		261,208	(11,081)	(23)
Money market	658,693	2,951.45		656,691	4,532.69		2,002	(1,581)	(24)
Subtotal	8,444,680	36,344.43		8,139,362	51,021.63		305,318	(14,677)	(20)
Certificates of deposit	1,103,231	8,764.79		1,054,179	10,208.97		49,052	(1,444)	(18)
Total interest-bearing deposits	9,547,911	45,108.47		9,193,541	61,229.67		354,370	(16,121)	(20)
Total deposits	11,953,459	45,108.38		11,549,139	61,229.53		404,320	(16,121)	(15)
Borrowings:
Short-term borrowings	49,442	171.35		124,891	474.38		(75,449)	(303)	(3)
Long-term borrowings	4,500,564	192,984	4.29	4,580,786	208,972	4.56	(80,222)	(15,988)	(27)
Total borrowings	4,550,006	193,155	4.24	4,705,677	209,446	4.45	(155,671)	(16,291)	(21)
Total interest-bearing liabilities	14,097,917	238,263	1.69	13,899,218	270,675	1.95	198,699	(32,412)	(26)
Total deposits and borrowings	16,503,465	238,263	1.44	16,254,816	270,675	1.66	248,649	(32,412)	(22)
Other liabilities	551,206			511,589			39,617
Total liabilities	17,054,671			16,766,405			288,266
Total TCF Financial Corp. stockholders’ equity	1,729,660			1,415,161			314,499
Non-controlling interest in subsidiaries	7,641			8,974			(1,333)
Total equity	1,737,301			1,424,135			313,166
Total liabilities and equity	$18,791,972			$18,190,540			$ 601,432
Net interest income and margin		$701,834	3.99%		$700,664	4.15%		$ 1,170	(16)

(1)  Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(2)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(3)  Includes operating leases.

	Year Ended December 31, 2010			Year Ended December 31, 2009			Change
(Dollars in thousands)	Average Balance	Interest	Average Yields and Rates	Average Balance	Interest	Average Yields and Rates	Average Balance	Interest	Average Yields and Rates (bps)
Assets:
Investments and other	$ 337,279	$ 5,509	1.63%	$ 375,396	$ 4,370	1.16%	$ (38,117)	$ 1,139	47
U.S. Government sponsored entities:
Mortgage-backed securities	1,817,413	80,332	4.42	1,645,544	80,902	4.92	171,869	(570)	(50)
Debentures	–	–	–	389,245	8,487	2.18	(389,245)	(8,487)	N.M.
U.S. Treasury securities	71,233	93.13		17,123	12.07		54,110	81	6
Other securities	454	20	4.41	494	26	5.26	(40)	(6)	(85)
Total securities available for sale (1)	1,889,100	80,445	4.26	2,052,406	89,427	4.36	(163,306)	(8,982)	(10)
Loans and leases:
Consumer real estate:
Fixed-rate	5,082,487	313,573	6.17	5,421,081	348,400	6.43	(338,594)	(34,827)	(26)
Variable-rate	2,148,171	116,436	5.42	1,862,267	106,987	5.74	285,904	9,449	(32)
Consumer – other	26,576	2,303	8.67	35,849	3,061	8.54	(9,273)	(758)	13
Total consumer real estate and other	7,257,234	432,312	5.96	7,319,197	458,448	6.26	(61,963)	(26,136)	(30)
Commercial:
Fixed- and adjustable-rate	2,956,699	176,018	5.95	2,741,563	165,999	6.05	215,136	10,019	(10)
Variable-rate	730,325	30,604	4.19	870,810	33,221	3.81	(140,485)	(2,617)	38
Total commercial	3,687,024	206,622	5.60	3,612,373	199,220	5.51	74,651	7,402	9
Leasing and equipment finance	3,056,006	196,570	6.43	2,826,835	192,575	6.81	229,171	3,995	(38)
Inventory finance	677,214	49,881	7.37	179,990	14,797	8.22	497,224	35,084	(85)
Total loans and leases (2)	14,677,478	885,385	6.03	13,938,395	865,040	6.21	739,083	20,345	(18)
Total interest-earning assets	16,903,857	971,339	5.75	16,366,197	958,837	5.86	537,660	12,502	(11)
Other assets (3)	1,286,683			1,157,314			129,369
Total assets	$18,190,540			$17,523,511			$667,029
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$ 1,429,436			$ 1,402,442			$ 26,994
Small business	641,412			584,605			56,807
Commercial and custodial	284,750			265,681			19,069
Total non-interest bearing deposits	2,355,598			2,252,728			102,870
Interest-bearing deposits:
Checking	2,071,990	6,466.31		1,802,694	8,137.45		269,296	(1,671)	(14)
Savings	5,410,681	40,023.74		4,732,316	58,556	1.24	678,365	(18,533)	(50)
Money market	656,691	4,532.69		683,030	7,006	1.03	(26,339)	(2,474)	(34)
Subtotal	8,139,362	51,021.63		7,218,040	73,699	1.02	921,322	(22,678)	(39)
Certificates of deposit	1,054,179	10,208.97		1,915,467	48,413	2.53	(861,288)	(38,205)	(156)
Total interest-bearing deposits	9,193,541	61,229.67		9,133,507	122,112	1.34	60,034	(60,883)	(67)
Total deposits	11,549,139	61,229.53		11,386,235	122,112	1.07	162,904	(60,883)	(54)
Borrowings:
Short-term borrowings	124,891	474.38		85,228	233.27		39,663	241	11
Long-term borrowings	4,580,786	208,972	4.56	4,373,182	202,830	4.64	207,604	6,142	(8)
Total borrowings	4,705,677	209,446	4.45	4,458,410	203,063	4.55	247,267	6,383	(10)
Total interest-bearing liabilities	13,899,218	270,675	1.95	13,591,917	325,175	2.39	307,301	(54,500)	(44)
Total deposits and borrowings	16,254,816	270,675	1.66	15,844,645	325,175	2.05	410,171	(54,500)	(39)
Other liabilities	511,589			416,555			95,034
Total liabilities	16,766,405			16,261,200			505,205
Total TCF Financial Corp. stockholders’ equity	1,415,161			1,261,219			153,942
Non-controlling interest in subsidiaries	8,974			1,092			7,882
Total equity	1,424,135			1,262,311			161,824
Total liabilities and equity	$18,190,540			$17,523,511			$667,029
Net interest income and margin		$700,664	4.15%		$633,662	3.87%		$67,002	28

N.M.  Not Meaningful.

(1)     Average balances and yields of securities available for sale are based upon the historical amortized cost and exclude equity securities.

(2)     Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

(3)     Includes operating leases.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2011 Versus Same Period in 2010			Year Ended December 31, 2010 Versus Same Period in 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Interest income:
Investments and other	$ 5,355	$ (3,028)	$ 2,327	$ (480)	$ 1,619	$ 1,139
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	15,522	(10,716)	4,806	8,017	(8,587)	(570)
Debentures	–	–	–	(8,487)	–	(8,487)
U.S. Treasury securities	(24)	(35)	(59)	64	17	81
Other securities	(8)	2	(6)	(2)	(4)	(6)
Total securities available for sale	14,171	(9,428)	4,743	(6,990)	(1,992)	(8,982)
Loans and leases held for sale	131	–	131	–	–	–
Loans and leases:
Consumer home equity:
Fixed-rate	(27,755)	(4,391)	(32,146)	(21,230)	(13,597)	(34,827)
Variable-rate	12,443	(6,347)	6,096	15,747	(6,298)	9,449
Consumer – other	(600)	12	(588)	(803)	45	(758)
Total consumer real estate and other	(13,151)	(13,487)	(26,638)	(3,853)	(22,283)	(26,136)
Commercial:
Fixed- and adjustable-rate	(5,992)	(5,658)	(11,650)	12,846	(2,827)	10,019
Variable-rate	(832)	970	138	(5,687)	3,070	(2,617)
Total commercial	(6,740)	(4,772)	(11,512)	4,154	3,248	7,402
Leasing and equipment finance	1,165	(13,160)	(11,995)	15,096	(11,101)	3,995
Inventory finance	12,903	(1,201)	11,702	36,778	(1,694)	35,084
Total loans and leases	(8,915)	(29,528)	(38,443)	45,028	(24,683)	20,345
Total interest income	38,821	(70,063)	(31,242)	31,118	(18,616)	12,502
Interest expense:
Checking	129	(2,144)	(2,015)	1,093	(2,764)	(1,671)
Savings	1,851	(12,932)	(11,081)	7,507	(26,040)	(18,533)
Money market	14	(1,595)	(1,581)	(261)	(2,213)	(2,474)
Certificates of deposit	460	(1,904)	(1,444)	(16,107)	(22,098)	(38,205)
Borrowings:
Short-term borrowings	(264)	(39)	(303)	131	110	241
Long-term borrowings	(3,614)	(12,374)	(15,988)	9,556	(3,414)	6,142
Total borrowings	(6,802)	(9,489)	(16,291)	11,123	(4,740)	6,383
Total interest expense	4,081	(36,493)	(32,412)	8,230	(62,730)	(54,500)
Net interest income	$ 28,190	$ (27,020)	$ 1,170	$ 21,274	$ 45,728	$ 67,002

(1)  Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate. Changes due to volume and rate are calculated independently for each line item presented.

Net interest income, including the impact of tax equivalent adjustments, was $701.8 million for 2011, up .2% from $700.7 million in 2010, which was up 10.6% from $633.7 million in 2009. The increase in net interest income in 2011 was primarily due to reductions in deposit rates, reduced interest expense on long-term borrowings and additional interest earned due to loan growth in inventory finance, mostly offset by decreases in interest earned on consumer loans and equipment finance loans and leases. The increase in 2010 was primarily due to a $739.1 million, or 5.3%, increase in average loans and leases and a 28 basis point increase in net interest margin. Net interest margin was 3.99% in 2011, down from 4.15% in 2010, which was up from 3.87% in 2009. The decrease in 2011 was primarily due to increased asset liquidity and decreased levels of higher yielding loans and leases as a result of the lower interest rate environment, partially offset by lower average cost of deposits and borrowings. The increase in 2010 was primarily due to lower average costs of deposits, partially offset by lower yields on new loan and lease production and the impact of higher average balances of non-accrual loans and leases.

Provision for Credit Losses  The following table summarizes the composition of TCF’s provision for credit losses and percentage of the total provision for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,						Change
(Dollars in thousands)	2011		2010		2009		2011/2010		2010/2009
Consumer real estate and other	$166,575	82.9%	$141,960	60.1%	$180,719	69.9%	$ 24,615	17.3%	$(38,759)	(21.4)%
Commercial	25,555	12.7	67,374	28.5	36,881	14.3	(41,819)	(62.1)	30,493	82.7
Leasing and equipment finance	7,395	3.7	24,883	10.5	39,325	15.2	(17,488)	(70.3)	(14,442)	(36.7)
Inventory finance	1,318.7		2,220.9		1,611.6		(902)	(40.6)	609	37.8
Total	$200,843	100.0%	$236,437	100.0%	$258,536	100.0%	$(35,594)	(15.1)%	$(22,099)	(8.5)%

TCF provided $200.8 million for credit losses in 2011, compared with $236.4 million in 2010 and $258.5 million in 2009. The decrease in 2011 was driven by decreases in commercial and leasing and equipment finance net charge-offs and reserves as customer performance improved, partially offset by higher net charge-offs and TDR reserves for consumer real estate loans. The increase in provision for TDRs was primarily due to growth in TDRs, in part due to a new accounting standard, and use of longer term modifications. The decrease in 2010 was primarily due to decreased levels of provision in excess of net charge-offs in the consumer real estate portfolio.

Net loan and lease charge-offs were $211 million, or 1.45% of average loans and leases, in 2011, compared with $215.1 million, or 1.47% of average loans and leases, in 2010 and $186.5 million, or 1.34% of average loans and leases, in 2009.

Consumer real estate charge-off rates increased throughout 2011 due primarily to increased delinquencies and declines in real estate values. As a result, TCF increased consumer real estate allowance levels. The increase in consumer real estate net charge-offs was partially due to a policy modification to require more frequent valuations after loans are moved to non-accrual status until clear title is received, in response to longer foreclosure timelines due to court backlogs. The initial impact of the non-accrual loan policy change accelerated the timing of charge-offs on non-accrual consumer real estate loans by $2.2 million in the third quarter of 2011. It had no impact on TCF’s provision or net income since these losses were previously provided for in the allowance for loan and lease losses. The decrease in 2010 was driven by decreased levels of provision in excess of net charge-offs in the consumer real estate portfolio.

The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses. The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, year of loan or lease origination, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio. Also see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Credit Quality – Allowance for Loan and Lease Losses”.

Non-Interest Income  Non-interest income is a significant source of revenue for TCF, representing 38.8% of total revenues in 2011, 43.5% in 2010 and 45.4% in 2009, and is an important factor in TCF’s results of operations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Total fees and other revenue was $436 million for 2011, compared with $508.9 million in 2010 and $496.5 million in 2009.

The following table presents the components of non-interest income.

	Year Ended December 31,					Compound Annual Growth Rate
(Dollars in thousands)	2011	2010	2009	2008	2007	1-Year 2011/2010	5-Year 2011/2006
Fees and service charges	$219,363	$273,181	$286,908	$270,739	$278,046	(19.7)%	(4.1)%
Card revenue	96,147	111,067	104,770	103,082	98,880	(13.4)	.9
ATM revenue	27,927	29,836	30,438	32,645	35,620	(6.4)	(5.9)
Subtotal	343,437	414,084	422,116	406,466	412,546	(17.1)	(3.0)
Leasing and equipment finance	89,167	89,194	69,113	55,488	59,151	–	11.0
Other	3,434	5,584	5,239	12,107	18,588	(38.5)	(36.1)
Fees and other revenue	436,038	508,862	496,468	474,061	490,285	(14.3)	(2.1)
Gains on securities, net	7,263	29,123	29,387	16,066	13,278	(75.1)	N.M.
Gains on auto loans held for sale, net	1,133	–	–	–	–	N.M.	N.M.
Gains on sales of branches and real estate	–	–	–	–	37,894	–	(100.0)
Visa share redemption	–	–	–	8,308	–	–	–
Total non-interest income	$444,434	$537,985	$525,855	$498,435	$541,457	(17.4)	(1.9)
Fees and other revenue as a percentage of total revenue	38.1%	41.1%	42.8%	43.4%	44.9%

N.M. Not Meaningful.

Fees and Service Charges  Fees and service charges decreased $53.8 million, or 19.7%, to $219.4 million for 2011, compared with $273.2 million for 2010 and $286.9 million in 2009. Retail Banking activity based fee revenue was $173.3 million, down from $217.6 million in 2010 and $254.3 million in 2009. During 2011, Retail Banking activity-based fee revenues decreased 20.4%, compared with a decrease of 14.4% in 2010 and an increase of 8.4% in 2009. The decrease in fees and service charges in 2011 was primarily due to changes in customer behavior and increased levels of checking account attrition, some of which is in connection with new fees and service charges introduced in the fourth quarter of 2011. The decrease in fees and service charges in 2010 was primarily due to a decrease in activity-based fee revenue as a result of the implementation of overdraft fee regulations and changes in customer banking and spending behavior, partially offset by increased monthly maintenance fee income.

Card Revenue  During 2011, card revenue, primarily interchange fees, totaled $96.1 million, down from $111.1 million in 2010 and $104.8 million in 2009. The decrease in card revenue in 2011 was primarily due to a decrease in the average interchange rate per transaction as a result of regulation that took effect during the fourth quarter of 2011 and, to a lesser extent, a decrease in the number of average active card users. The increase in card revenue in 2010 was primarily the result of increases in average spending per active account, transaction volume and a small increase in interchange rates, partially offset by a decrease in active accounts.

The following table sets forth information about TCF’s card business.

	At or For the Year Ended December 31,			Percentage Increase (Decrease)
(Dollars in thousands)	2011	2010	2009	2011/2010		2010/2009
Average number of checking accounts with a TCF card	1,233,271	1,399,730	1,533,234	(11.9)%		(8.7)%
Average active card users	764,331	807,519	843,825	(5.3)		(4.3)
Average number of transactions per card per month	23.4	22.2	20.7	5.4		7.2
Sales volume for the year ended:
Off-line (Signature)	$6,723,989	$6,645,374	$6,394,041	1.2		3.9
On-line (PIN)	962,615	984,134	914,302	(2.2)		7.6
Total	$7,686,604	$7,629,508	$7,308,343.7			4.4
Average transaction size (in dollars)	$ 36	$ 35	$ 35	2.9		—
Percentage off-line	87.48%	87.10%	87.49%	38	bps	(39	) bps
Average interchange rate	1.18%	1.38%	1.34%	(20)		4
Average interchange fee per transaction	$ .42	$ .49	$ .47	(14.3)%		4.3%

The continued success of TCF’s debit card program is highly dependent on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards. On June 29, 2011, the Federal Reserve issued its final debit card interchange rule, establishing a debit card interchange fee cap. These rules became effective October 1, 2011, and apply to issuers that, together with their affiliates, have assets of $10 billion or more. Compared with the fourth quarter of 2010, the average interchange rate per transaction decreased slightly more than 50% during the fourth quarter of 2011 and resulted in a reduction of TCF’s interchange revenue of $14.7 million. See “Item 1A. Risk Factors” for more information.

ATM Revenue  ATM revenue totaled $27.9 million for 2011, down from $29.8 million in 2010 and $30.4 million in 2009. The declines in ATM revenue were primarily due to fewer fee generating transactions and reduced ATM fleet.

Leasing and Equipment Finance Revenue  Leasing and equipment finance revenue in 2011 was relatively flat compared with 2010. Leasing and equipment finance revenues in 2010 increased $20.1 million, or 29%, from 2009. The increase in 2010 from 2009 was primarily due to increased operating lease revenue resulting from the acquisition of Fidelity National Capital, Inc (“FNCI”) in 2009, which also had a corresponding increase in operating lease depreciation of $14.4 million in 2010.

Leasing and equipment finance revenues may fluctuate from period to period based on customer-driven factors not within TCF’s control.

Other Non-Interest Income  Total other non-interest income in 2011 decreased $2.2 million from 2010 compared with an increase in 2010 of $345 thousand from 2009. The decrease in 2011 from 2010 was primarily due to reduced inventory finance inspection fees. The increase in 2010 from 2009 was primarily due to a gain on a non-marketable investment of $538 thousand.

The following table presents the components of other non-interest income.

	Year Ended December 31,					Compound Annual Growth Rate
(Dollars in thousands)	2011	2010	2009	2008	2007	1-Year 2011/2010	5-Year 2011/2006
Investments and insurance	$1,105	$1,111	$ 643	$ 9,405	$10,318	(.5)%	(36.5)%
Gains on sales of education loans	–	–	–	1,456	2,011	–	(100.0)
Other	2,329	4,473	4,596	1,246	6,259	47.9	(30.5)
Total other earnings	$3,434	$5,584	$5,239	$12,107	$18,588	(38.5)	(36.1)

Gains on Securities, Net  In 2011, TCF recognized gross gains of $8 million on sales of $522.5 million in mortgage-backed securities and recognized other-than-temporary losses on certain investments of $768 thousand. In 2010, TCF recognized gross gains of $31.5 million on sales of $1.3 billion in mortgage-backed securities and agency U.S. Treasury Bills and recognized other-than-temporary losses on certain investments of $2.1 million. In 2009, TCF recognized gross gains of $31.9 million, on sales of $2.1 billion of mortgage-backed securities and agency debentures and U.S. Treasury Bills and recognized other-than-temporary losses on certain investments of $2 million.

Gains on Auto Loans Held for Sale, Net  Following the acquisition of Gateway One on November 30, 2011, TCF sold $37.4 million of auto loans and recognized $1.1 million in associated gains. TCF increased its portfolio of managed auto assets, which include auto loans held for investment, auto loans held for sale and auto loans sold and serviced to $437.7 million at December 31, 2011.

Non-Interest Expense  Non-interest expense increased $8.1 million, or 1.1%, in 2011, decreased $320 thousand in 2010, and increased $37.8 million, or 5.3%, in 2009. The following table presents the components of non-interest expense.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2011	2010	2009	2008	2007	2011/2010	2011/2006
Compensation and employee benefits	$348,792	$346,072	$345,868	$365,653	$338,232.8%		.8%
Occupancy and equipment	126,437	126,551	126,292	127,953	120,824	(.1)	2.0
FDIC insurance	28,747	23,584	19,109	2,990	1,145	21.9	90.7
Deposit account premiums	22,891	17,304	30,682	16,888	4,849	32.3	35.3
Advertising and marketing	10,034	13,062	17,134	19,150	16,829	(23.2)	(14.4)
Other	146,909	147,884	143,697	150,061	139,248	(.7)	.2
Subtotal	683,810	674,457	682,782	682,695	621,127	1.4	1.8
Foreclosed real estate and repossessed assets, net	49,238	40,385	31,886	19,170	5,673	21.9	63.8
Operating lease depreciation	30,007	37,106	22,368	17,458	17,588	(19.1)	15.9
Other credit costs, net	2,816	6,018	12,137	3,296	1,803	(53.2)	48.0
FDIC special assessment	–	–	8,362	–	–	–	–
Visa indemnification expense	(1,420)	(1,631)	(880)	(3,766)	7,696	(12.9)	N.M.
Total non-interest expense	$764,451	$756,335	$756,655	$718,853	$653,887	1.1	3.5

N.M. Not Meaningful.

Compensation and Employee Benefits  Compensation and employee benefits represented 45.6%, 45.8% and 45.7% of total non-interest expense in 2011, 2010 and 2009, respectively. Compensation and employee benefits increased $2.7 million, or .8%, in 2011, compared with a slight increase of $204 thousand, or .1%, in 2010 and a decrease of $19.8 million, or 5.4%, in 2009. The increase in 2011 was primarily due to an increase in commissions and incentives due to growth in Specialty Finance, which continued to expand its core business with new programs during 2011, the ramp-up of expenses related to the exclusive financing program for BRP that will begin funding in early 2012, and increased payroll taxes. These increases were partially offset by a decrease in employee medical costs, an increase in net gains recognized on the re-measurement of retirement benefit plan assets and liabilities during the fourth quarter of 2011 and decreases in branch banking compensation expense as a result of branch closures during 2011. The increase in 2010 was primarily due to an increase in net losses recognized on the annual re-measurement of retirement benefit plan assets and liabilities during the fourth quarter of 2010, and increased costs in the Specialty Finance businesses as a result of expansion and growth, partially offset by headcount reductions in branch banking and decreased employee medical plan expenses.

Occupancy and Equipment  Occupancy and equipment expenses decreased $114 thousand in 2011, increased $259 thousand in 2010 and decreased $1.7 million in 2009. The decrease in 2011 was primarily due to a decrease in cash servicing expenses as a result of streamlining the process of balancing cash and deposits and a decrease in facility expenses, partially offset by increased software amortization expense in the Specialty Finance businesses as new technologies are implemented to better service customers. The increase in 2010 was primarily due to increased amortization of software offset by decreased building expenses. The decrease in 2009 was primarily due to the closing of six branches.

FDIC Insurance  FDIC premiums expense totaled $28.7 million in 2011, up $5.2 million from $23.6 million in 2010, which was up $4.5 million from $19.1 million in 2009. The increase in 2011 was primarily the result of changes in the FDIC insurance rate calculations for banks over $10 billion in total assets, which were implemented on April 1, 2011. The increase in 2010 was primarily due to higher deposit insurance rates.

Deposit Account Premiums  Deposit account premium expense increased $5.6 million to $22.9 million in 2011, decreased $13.4 million to $17.3 million in 2010 and increased $13.8 million to $30.7 million in 2009. The increase in 2011 was primarily due to changes in the account premium programs beginning in April 2011, which increased the premiums paid for each qualified account opening. The decrease in 2010 was primarily due to revised marketing strategies and lower checking account production. New checking accounts increased 3.1% in 2011 compared with 2010 and decreased 37% in 2010 compared with 2009.

Advertising and Marketing  Advertising and marketing expenses totaled $10 million in 2011, compared to $13.1 million in 2010 and $17.1 million in 2009. The decrease in 2011 was primarily due to the discontinuation of the debit card rewards program in the third quarter of 2011 in response to new federal regulation regarding debit card interchange fees. The decrease in 2010 was primarily the result of retail banking product strategies and a related decrease in spending on media advertisements.

Other Non-Interest Expense  Other non-interest expense totaled $146.9 million in 2011, relatively flat compared with 2010. Other non-interest expense totaled $147.9 million in 2010, up $4.2 million from 2009, primarily attributable to increased consulting costs related to the administration of the Company’s Bank Secrecy Act program and other legal costs related to the challenge of the Durbin Amendment of the Dodd-Frank Act.

Foreclosed Real Estate and Repossessed Assets, Net  Foreclosed real estate and repossessed assets expense, net totaled $49.2 million in 2011, compared to $40.4 million in 2010 and $31.9 million in 2009. The increase in 2011 was primarily due to increased valuation writedowns on commercial real estate properties. The increase in 2010 was primarily due to an increase in the average number of consumer real estate properties owned and the associated expenses, continued valuation write-downs of both consumer and commercial real estate properties, and increased property tax expenses.

Operating Lease Depreciation  Operating lease depreciation totaled $30 million in 2011, down $7.1 million from $37.1 million in 2010, which was up $14.7 million from $22.4 million in 2009. The decrease in 2011 was primarily due to the reduction in the operating lease portion of the portfolio. The increase in 2010 was primarily due to the acquisition of FNCI in 2009.

Other Credits Costs, Net  Other credit costs, net is comprised of consumer real estate loan pool insurance, write-downs on carrying values of operating leases due to customer defaults and reserve requirements for expected losses on unfunded commitments. Other credit costs, net totaled $2.8 million for 2011, down from $6 million in 2010, which was down from $12.1 million in 2009. The decrease in 2011 was primarily due to reduced premium related expense on consumer real estate loan pool insurance. The decrease in 2010 was primarily attributable to the reversal of reserves on several unfunded commitments that were closed and lower premium costs related to consumer real estate loan pool insurance.

Visa Indemnification Expense  TCF is a member of Visa U.S.A. for issuance and processing of its card transactions. As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, for contingent losses in connection with certain covered litigation disclosed in Visa’s public filings with the SEC based on its membership proportion. TCF is not a party to the lawsuits brought against Visa U.S.A. TCF’s membership proportion in Visa U.S.A. is .16234% at December 31, 2011.

As of December 31, 2011, TCF held 308,219 Visa Inc. Class B shares with no recorded value that are generally restricted from sale, other than to other Class B shareholders, and are subject to dilution as a result of TCF’s indemnification obligation.

At December 31, 2011, TCF had no remaining Visa contingent indemnification obligation. TCF’s indemnification obligation for Visa’s covered litigation is a highly judgmental estimate. TCF must rely on Visa’s public disclosures about the covered litigation in making estimates of the Visa contingent indemnification obligation.

Income Taxes  Income tax expense represented 36.04% of income before income tax expense during 2011, compared with 36.89% and 34.67% in 2010 and 2009, respectively. The lower effective income tax rate for 2011 as compared to 2010 is primarily due to changes in state income tax expense related to tax return filings. The lower effective income tax rate for 2009 as compared to 2010 is primarily due to significant favorable developments in uncertain tax positions in 2009.

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

Consolidated Financial Condition Analysis

Securities Available for Sale  Securities available for sale were $2.3 billion, or 12.2% of total assets, at December 31, 2011. TCF’s securities available for sale portfolio primarily consists of fixed-rate mortgage-backed securities issued by Fannie Mae and Freddie Mac. Net unrealized pre-tax gains on securities available for sale totaled $88.8 million at December 31, 2011, compared with unrealized pre-tax losses of $25.8 million at December 31, 2010. TCF may, from time to time, sell treasury and agency securities and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes.

TCF’s securities portfolio does not contain commercial paper, asset-backed commercial paper or asset-backed securities secured by credit cards or auto loans. TCF also has not participated in structured investment vehicles.

Loans and Leases  The following tables set forth information about loans and leases held in TCF’s portfolio.

						Compound Annual
	Year Ended December 31,					Growth Rate
						1-Year	5-Year
(Dollars in thousands)	2011	2010	2009	2008	2007	2011/2010	2011/2006
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$ 4,742,423	$ 4,893,887	$ 4,961,347	$ 4,881,662	$ 4,706,568	(3.1)%	1.5%
Junior lien	2,152,868	2,262,194	2,319,222	2,420,116	2,344,113	(4.8)	.5
Total consumer real estate	6,895,291	7,156,081	7,280,569	7,301,778	7,050,681	(3.6)	1.2
Other	38,513	39,188	51,422	62,561	223,691	(1.7)	(28.6)
Total consumer real estate and other	6,933,804	7,195,269	7,331,991	7,364,339	7,274,372	(3.6)	.6
Commercial real estate	3,198,698	3,328,216	3,269,003	2,984,156	2,557,330	(3.9)	6.0
Commercial business	250,794	317,987	449,516	506,887	558,325	(21.1)	(14.6)
Total commercial	3,449,492	3,646,203	3,718,519	3,491,043	3,115,655	(5.4)	3.2
Leasing and equipment finance (1)	3,142,259	3,154,478	3,071,429	2,486,082	2,104,343	(.4)	11.6
Inventory finance	624,700	792,354	468,805	4,425	–	(21.2)	N.M.
Total loans and leases	$14,150,255	$14,788,304	$14,590,744	$13,345,889	$12,494,370	(4.3)	4.3

N.M. Not Meaningful.

(1)    Excludes operating leases included in other assets.

(In thousands)	At December 31, 2011
	Consumer		Leasing and
	Real Estate		Equipment		Inventory
Geographic Distribution:	and Other	Commercial	Finance	(1)	Finance	Total
Minnesota	$2,750,344	$ 873,759	$ 91,258		$ 14,755	$ 3,730,116
Illinois	2,118,618	794,389	102,565		17,814	3,033,386
Michigan	924,252	671,296	124,583		16,484	1,736,615
Wisconsin	459,741	621,271	57,573		16,708	1,155,293
Colorado	574,569	104,749	42,950		4,093	726,361
California	2,395	17,505	395,319		18,176	433,395
Texas	209	2,549	248,477		32,171	283,406
Florida	3,694	55,592	167,160		29,358	255,804
Ohio	2,268	46,838	128,136		25,378	202,620
Indiana	23,417	101,912	58,945		15,653	199,927
New York	2,162	–	175,707		18,948	196,817
Canada	–	–	3,069		168,405	171,474
Arizona	53,461	33,702	73,983		5,992	167,138
Pennsylvania	57	–	137,162		23,579	160,798
Other	18,617	125,930	1,335,372		217,186	1,697,105
Total	$6,933,804	$3,449,492	$3,142,259		$624,700	$14,150,255

(1) Excludes operating leases included in other assets.

Loans and leases outstanding at December 31, 2011 are shown by contractual maturity in the following table.

	At December 31, 2011 (3)
	Consumer		Leasing and
	Real Estate		Equipment		Inventory
(In thousands)	and Other	Commercial	Finance	(2)	Finance	Total
Amounts due:
Within 1 year	$ 317,606	$ 613,488	$1,183,709		$624,700	$ 2,739,503
1 to 2 years	268,127	670,565	831,993		–	1,770,685
2 to 3 years	248,567	594,613	568,939		–	1,412,119
3 to 5 years	498,476	958,330	485,217		–	1,942,023
5 to 10 years	1,296,687	569,477	72,401		–	1,938,565
10 to 15 years	1,272,697	39,540	–		–	1,312,237
Over 15 years	3,031,644	3,479	–		–	3,035,123
Total after 1 year	6,616,198	2,836,004	1,958,550		–	11,410,752
Total	$6,933,804	$3,449,492	$3,142,259		$624,700	$14,150,255
Amounts due after 1 year on:
Fixed-rate loans and leases	$4,242,325	$1,657,383	$1,954,544		$ –	$ 7,854,252
Variable- and adjustable-rate loans (1)	2,373,873	1,178,621	4,006		–	3,556,500
Total after 1 year	$6,616,198	$2,836,004	$1,958,550		$ –	$11,410,752

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

Retail Lending  TCF’s consumer real estate loan portfolio represents 48.7% of its total loan and lease portfolio. The consumer real estate portfolio decreased 3.6% in 2011 and 1.7% in 2010. TCF’s consumer real estate portfolio is secured by mortgages filed on residential real estate. At December 31, 2011, 69% of loan balances were secured by first mortgages with 31% secured by second mortgages. The average loan size secured by a first mortgage was $116 thousand and the average balance of loans secured by a junior lien position was $37 thousand at December 31, 2011. At December 31, 2011, 35% of the consumer real estate portfolio carried a variable interest rate tied to the prime rate, compared with 33% at December 31, 2010.

At December 31, 2011, 74% of TCF’s consumer real estate loan balance consisted of closed-end loans, compared with 75% at December 31, 2010. TCF’s closed-end consumer real estate loans require payments of principal and interest over a fixed term. The average home value, which is based on original values securing the loans and lines of credit in this portfolio, was $258 thousand as of December 31, 2011. Substantially all of TCF’s consumer real estate loans are in TCF’s primary banking markets. TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal. The average Fair Isaac Corporation (“FICO”) credit score at loan origination for the retail lending portfolio was 727 as of December 31, 2011 and 726 as of December 31, 2010. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 727 at December 31, 2011, compared with 725 at December 31, 2010.

TCF’s consumer real estate underwriting standards are intended to produce adequately secured loans to customers with good credit scores at the origination date. Beginning in 2008, TCF generally has not made new loans in excess of 90% loan-to-value (LTV) at origination. TCF does not have any subprime lending programs and did not originate 2/28 adjustable-rate mortgages (ARM) or Option ARM loans. TCF also has not originated consumer real estate loans with multiple payment options or loans with “teaser” interest rates. Although TCF does not have any programs that target subprime borrowers, in the normal course of lending to customers, loans at lower LTV ratios have been originated to borrowers with FICO scores below 620. At December 31, 2011, 26% of the consumer real estate loan balance had been originated since January 1, 2009, with net charge-offs of .20%. TCF’s consumer real estate portfolio is subject to the risk of falling home values and to the general economic environment, particularly unemployment.

At December 31, 2011, total consumer real estate lines of credit outstanding were $2.1 billion, down from $2.2 billion at December 31, 2010. Outstanding balances on consumer real estate lines of credit were 61% of total lines of credit at both December 31, 2011 and 2010.

Commercial Banking  Commercial real estate loans decreased $129.5 million in 2011 to $3.2 billion at December 31, 2011. Variable- and adjustable-rate loans represented 42% of commercial real estate loans outstanding at December 31, 2011. Commercial business loans decreased $67.2 million in 2011 to $250.8 million at December 31, 2011. Decreases in commercial loan balances were primarily due to higher levels of payments in excess of new origination volume. With a focus on secured lending, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by properties or other business assets at December 31, 2011. At December 31, 2011, approximately 93% of TCF’s commercial real estate loan portfolio was secured by properties located in its primary banking markets.

The following table summarizes TCF’s commercial real estate loan portfolio by property and loan type.

	At December 31,
	2011				2010
			Construction				Construction
	Number		and		Number		and
(Dollars in thousands)	of Loans	Permanent	Development	Total	of Loans	Permanent	Development	Total
Apartments	797	$ 861,504	$ 54,379	$ 915,883	716	$ 754,915	$ 20,338	$ 775,253
Retail services (1)	441	793,515	5,529	799,044	463	865,784	11,767	877,551
Office buildings	232	508,330	23,886	532,216	256	564,631	32,851	597,482
Warehouse/industrial buildings	238	395,188	12,946	408,134	262	459,904	10,475	470,379
Hotels and motels	39	205,697	6	205,703	41	203,794	28,387	232,181
Health care facilities	24	126,136	19,221	145,357	35	111,543	24,961	136,504
Residential home builders	41	31,540	17,890	49,430	31	32,071	19,810	51,881
Other	97	117,578	25,353	142,931	119	133,195	53,790	186,985
Total	1,909	$3,039,488	$159,210	$3,198,698	1,923	$3,125,837	$202,379	$3,328,216

(1) Primarily retail shopping centers and stores, convenience stores, gas stations, restaurants and auto dealerships.

Leasing and Equipment Finance  The following tables summarize TCF’s leasing and equipment finance portfolio by marketing segment and by equipment type, excluding operating leases.

	At December 31,
(Dollars in thousands)	2011		2010
		Percent		Percent
Market Segment	Balance	of Total	Balance	of Total
Middle market (1)	$1,641,898	52.3%	$1,632,829	51.8%
Small ticket (2)	865,169	27.5	833,053	26.4
Winthrop	448,822	14.3	530,063	16.8
Other	186,370	5.9	158,533	5.0
Total	$3,142,259	100.0%	$3,154,478	100.0%

(1)    Middle market consists primarily of loan and lease financing of construction and manufacturing equipment and specialty vehicles.

(2)    Small ticket includes loan and lease financings to small- and mid-size companies through programs with vendors, manufacturers, distributors, buying groups, and franchise organizations.

	At December 31,
(Dollars in thousands)	2011		2010
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Specialty vehicles	$ 693,435	22.1%	$ 624,149	19.8%
Manufacturing	476,963	15.2	567,622	18.0
Medical	424,591	13.5	432,973	13.7
Construction	336,563	10.7	349,841	11.1
Golf cart and turf	296,871	9.4	211,796	6.7
Technology and data processing	286,596	9.1	321,279	10.2
Furniture and fixtures	169,004	5.4	162,131	5.1
Exercise equipment	95,981	3.1	99,342	3.1
Printing	74,309	2.4	84,187	2.7
Other	287,946	9.1	301,158	9.6
Total	$3,142,259	100.0%	$3,154,478	100.0%

The leasing and equipment finance portfolio was $3.1 billion at December 31, 2011, relatively flat with December 31, 2010, and consisted of $2 billion of leases and $1.1 billion of loans. Total loan and lease originations within TCF’s leasing and equipment finance portfolios were $1.5 billion for 2011, an increase of 17.8% from $1.3 billion in 2010. Total loan and lease purchases within TCF’s leasing and equipment finance portfolios were $67.1 million within the small ticket segment during 2011, compared with $186.8 million within the middle market segment during 2010. The backlog of approved transactions was $455.3 million at December 31, 2011, compared with $402.6 million at December 31, 2010. The average size of transactions originated during 2011 was $93.9 thousand, compared with $81.6 thousand during 2010. TCF’s leasing and equipment finance activity is subject to risk of cyclical downturns and other adverse economic developments. In an adverse economic environment, there may be a decline in the demand for some types of equipment, resulting in a decline in the amount of new equipment being placed into service as well as a decline in equipment values for equipment previously placed in service. Declines in the value of leased equipment increase the potential for impairment losses and credit losses due to diminished collateral value, and may result in lower sales-type revenue at the end of the contractual lease term. See Note 1 of Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Policies Related to Critical Accounting Estimates for information on lease accounting.

At December 31, 2011 and 2010, $121.7 million and $212.4 million, respectively, of TCF’s lease portfolio was discounted on a non-recourse basis with third-party financial institutions and, consequently, TCF retains no credit risk on such amounts. The leasing and equipment finance portfolio tables above include lease residuals. Lease residuals represent the estimated fair value of the leased equipment at the expiration of the initial term of the transaction and are reviewed on an ongoing basis. Any downward revisions in estimated fair value are recorded in the periods in which they become known. At December 31, 2011, lease residuals totaled $129.1 million, or 11.2% of original equipment value, compared with $109.6 million, or 10.1% of original equipment value, at December 31, 2010.

TCF Inventory Finance  The following table summarizes the TCF Inventory Finance portfolio by marketing segment.

	At December 31,
(Dollars in thousands)	2011		2010
		Percent		Percent
Equipment Type	Balance	of Total	Balance	of Total
Lawn and garden	$324,607	52.0%	$441,691	55.8%
Powersports and other	247,490	39.6	220,472	27.8
Electronics and appliances	52,603	8.4	130,191	16.4
Total	$624,700	100.0%	$792,354	100.0%

TCF Inventory Finance continues to expand its core programs during 2011 and signed exclusive agreements with Alumacraft Boat Co. (“Alumacraft”) and BRP. TCF expects to ramp-up funding of BRP dealers during the first half of 2012. Decreases in inventory finance loans were primarily due to the termination of one lawn and garden program and the transitioning of an electronics and appliance program to a servicing-only program. In the third quarter of 2010, TCF expanded into the powersports industry by entering into an agreement with Arctic Cat Sales Inc. to become the exclusive inventory finance source for Arctic Cat’s Canadian dealers. This agreement led to the acquisition of $125.8 million in loans towards the end of the third quarter of 2010.

Credit Quality  The following tables summarize TCF’s loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio.

•   Within the performing loans and leases, TCF classifies customers within regulatory classification guidelines. Loans and leases that are “classified” mean that management has concerns regarding the ability of the borrowers to meet existing loan or lease terms and conditions, but may never become non-performing or result in a loss.

•   Performing loans that are 60+ days delinquent have a higher potential to become non-performing and generally are a leading indicator for future charge-off trends.

•   Accruing TDRs include loans to borrowers where a payment modification (but not a reduction of principal) has been made such that TCF has granted a concession in terms to improve the likelihood of collection of all principal and interest owed.

•   Non-accrual loans and leases generally have been charged down to the estimated fair value of the collateral less selling costs or reserved for expected loss upon workout.

Included in Note 7 of Notes to Consolidated Financial Statements are disclosures of loans considered to be “impaired” for accounting purposes. Impaired loans comprise a portion of non-accrual loans and accruing TDRs and therefore are not additive to the information in the following table. Impaired loan accounting policies prescribe specific methodologies for determining the related allowance for loan and lease losses. In addition, TCF has modified certain loans and leases to troubled borrowers where a concession was not granted and thus are not considered TDRs. These other modified loans and leases totaled $39.4 million and $135.5 million at December 31, 2011 and 2010, respectively, and are further discussed under “Loan Modifications”.

	December 31, 2011
	Performing Loans and Leases				60+ Days
					Delinquent			Non-accrual
	Non-				and		Accruing	Loans and	Total Loans
(Dollars in thousands)	classified	Classified	(1)	Total	Accruing	(2)	TDRs	Leases	and Leases
Consumer real estate and other	$ 6,271,575	$ –		$ 6,271,575	$79,765		$433,078	$149,386	$ 6,933,804
Commercial real estate and commercial business	2,987,876	234,501		3,222,377	1,148		98,448	127,519	3,449,492
Leasing and equipment finance	3,093,194	21,451		3,114,645	6,255		776	20,583	3,142,259
Inventory finance	616,677	7,040		623,717	160		–	823	624,700
Total loans and leases	$12,969,322	$262,992		$13,232,314	$87,328		$532,302	$298,311	$14,150,255
Percent of total loans and leases	91.6%	1.9%		93.5%	.6%		3.8%	2.1%	100.0%

	December 31, 2010
	Performing Loans and Leases				60+ Days
					Delinquent			Non-accrual
	Non-				and		Accruing	Loans and	Total Loans
(Dollars in thousands)	classified	Classified	(1)	Total	Accruing	(2)	TDRs	Leases	and Leases
Consumer real estate and other	$ 6,613,610	$ –		$ 6,613,610	$76,711		$337,401	$167,547	$ 7,195,269
Commercial real estate and commercial business	3,091,911	354,185		3,446,096	9,021		48,838	142,248	3,646,203
Leasing and equipment finance	3,073,347	35,695		3,109,042	11,029		–	34,407	3,154,478
Inventory finance	785,245	5,710		790,955	344		–	1,055	792,354
Total loans and leases	$13,564,113	$395,590		$13,959,703	$97,105		$386,239	$345,257	$14,788,304
Percent of total loans and leases	91.7%	2.7%		94.4%	.7%		2.6%	2.3%	100.0%

(1)    Excludes classified loans and leases that are 60+ days delinquent and accruing or accruing TDRs.

(2)    Excludes accruing TDRs that are 60+ days delinquent.

The combined balance of performing classified loans and leases, over 60-day delinquent and accruing loans and leases, accruing TDRs and non-accrual loans and leases, was $1.2 billion at December 31, 2011, a decrease of $43.3 million from December 31, 2010. This was primarily due to decreases in classified and non-accrual commercial loans and decreases in consumer non-accrual loans, partially offset by increases in accruing TDRs both in the commercial real estate and consumer real estate portfolios due to higher levels of modifications and implementation of new TDR accounting standards in the third quarter of 2011.

Past Due Loans and Leases  The following tables set forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases, and will not agree to the above table, as these amounts include accruing TDRs that are delinquent. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 7 of Notes to Consolidated Financial Statements for additional information.

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Principal Balance
60-89 days	$ 45,531	$ 55,618	$ 54,073	$41,851	$20,445
90 days or more	72,105	59,425	52,056	37,619	15,384
Total	$117,636	$115,043	$106,129	$79,470	$35,829

	At December 31,
	2011	2010	2009	2008	2007
Percentage of Loans and Leases
60-89 days	.33%	.39%	.38%	.32%	.17%
90 days or more	.52	.41	.36	.28	.12
Total	.85%	.80%	.74%	.60%	.29%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type, excluding non-accrual loans and leases.

	At December 31,
	2011		2010
	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balances	of Portfolio	Balances	of Portfolio
Consumer real estate and other:
First mortgage lien	$ 87,358	1.89%	$ 73,848	1.55%
Junior lien	22,277	1.04	20,763.93
Consumer other	41.12		39.10
Total consumer real estate and other	109,676	1.62	94,650	1.35
Commercial real estate	1,099.04		8,856.27
Commercial business	49.02		165.06
Total commercial	1,148.03		9,021.26
Leasing and equipment finance:
Middle market	1,061.07		2,589.18
Small ticket	2,018.28		2,003.30
Winthrop	235.07		462.13
Other	198.11		–	–
Total leasing and equipment finance	3,512.13		5,054.19
Inventory finance	160.03		318.05
Subtotal (1)	114,496.85		109,043.79
Delinquencies in acquired portfolios (2)	3,140.84		6,000	1.00
Total	$117,636.85%		$115,043.80%

(1)    Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)    Remaining balances of acquired loans and leases were $368.3 million and $600.5 million at December 31, 2011 and December 31, 2010, respectively.

Loan Modifications   TCF has maintained several programs designed to assist consumer real estate customers by extending payment dates or reducing customers’ contractual payments (but not forgiving principal). Under these programs, TCF reduces a customer’s contractual payments for a period of time appropriate for the borrower’s condition. All loan modifications are made on a case-by-case basis. Loan modifications are not reported in the calendar years after modification if the loans were modified at an interest rate equal to or greater than the yields of new loan originations with comparable risk and the loan is performing based on the terms of the restructuring agreements.

If TCF has not granted a concession as a result of the modification, compared with the original terms, the loan is not considered a TDR. Modifications that are not classified as TDRs primarily involve interest rate changes to current market rates for similarly situated borrowers who have access to alternative funds. Loan modifications to borrowers who are not experiencing financial difficulties are not included in the following reporting of loan modifications.

Although loans classified as TDRs are considered impaired, TCF was able to receive more than 50% of the contractual interest due on accruing consumer real estate TDRs during 2011 by modifying the loan to a qualified customer instead of foreclosing on the property. Only 7% of accruing consumer real estate TDRs were more than 60-days delinquent at December 31, 2011, compared with 5.3% at December 31, 2010. Approximately 10% of the $316.6 million accruing consumer real estate TDR modifications during the 24 months preceding December 31, 2011 defaulted during 2011. Of the $479.8 million of consumer real estate TDRs at December 31, 2011, $183.2 million were permanent modifications. Temporary modifications are no longer classified as TDRs once they complete the temporary modification term and the customer is performing for three months under the original contractual terms.

A commercial loan may be modified through a term extension with a reduction of contractual payments or a change in interest rate. Commercial loan modifications which are not classified as TDRs primarily involve loans on which interest rates were modified to current market rates for similarly situated borrowers who have access to alternative funds or on which TCF received additional collateral or loan conditions. Reserves for losses on accruing commercial loan TDRs were $1.4 million, or 1.4% of the outstanding balance, at December 31, 2011, and $695 thousand, or 1.4% of the outstanding balance, at December 31, 2010.

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six months. At December 31, 2011, over 54% of total commercial TDRs were accruing and TCF was able to recognize essentially all of the contractual interest due on accruing commercial TDRs during 2011. Only five of the 63 accruing commercial TDRs that were modified within the 24 months preceding December 31, 2011, totaling $32.2 million, defaulted during 2011.

See Note 7 of Notes to Consolidated Financial Statements for additional information.

The following tables summarize the balance of accruing modified loans as of December 31, 2011 and 2010.

	At December 31, 2011
	Consumer		Leasing and
	Real Estate		Equipment
(Dollars in thousands)	and Other	Commercial	Finance	Total
TDRs	$433,078	$ 98,448	$ 776	$532,302
Other loan modifications	13,397	13,318	4,829	31,544
Total accruing loan modifications	$446,475	$111,766	$5,605	$563,846
Over 60-day delinquency as a percentage of balance:
TDRs	7.00%	–%	–%	5.69%
Other loan modifications	20.66	–	2.40	9.14
Total accruing loan modifications	7.41	–	2.07	5.89

	At December 31, 2010
	Consumer		Leasing and
	Real Estate		Equipment
(Dollars in thousands)	and Other	Commercial	Finance	Total
TDRs	$337,401	$ 48,838	$ –	$386,239
Other loan modifications	24,145	68,484	22,624	115,253
Total accruing loan modifications	$361,546	$117,322	$22,624	$501,492
Over 60-day delinquency as a percentage of balance:
TDRs	5.32%	–%	–%	4.64%
Other loan modifications	9.22	–	.55	2.04
Total accruing loan modifications	5.58	–	.55	4.05

Non-accrual Loans and Leases  Non-accrual loans and leases decreased $46.9 million, or 13.6%, from December 31, 2010, primarily due to a $28.6 million decrease in commercial and leasing and equipment finance loans and leases as fewer loans and leases were placed on non-accrual status and customer payments increased on commercial non-accrual loans in 2011, compared with 2010, and an $18.1 million decrease in consumer real estate loans, as fewer loans were placed on non-accrual status and more loans returned to accrual status. Consumer real estate loans are charged-off to their estimated realizable values upon entering non-accrual status. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases and inventory finance loans when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Non-accrual loans and leases are summarized in the following table.

	At December 31,
(In thousands)	2011	2010	2009	2008	2007
Consumer real estate:
First mortgage lien	$129,114	$140,871	$118,313	$ 71,078	$23,750
Junior lien	20,257	26,626	20,846	11,793	5,391
Total consumer real estate	149,371	167,497	139,159	82,871	29,141
Consumer other	15	50	141	65	6
Total consumer real estate and other	149,386	167,547	139,300	82,936	29,147
Commercial real estate	104,744	104,305	77,627	54,615	19,999
Commercial business	22,775	37,943	28,569	14,088	2,658
Total commercial	127,519	142,248	106,196	68,703	22,657
Leasing and equipment finance	20,583	34,407	50,008	20,879	8,050
Inventory finance	823	1,055	771	–	–
Total non-accrual loans and leases	$298,311	$345,257	$296,275	$172,518	$59,854

At December 31, 2011 and 2010, non-accrual loans and leases include $130.9 million and $49.3 million, respectively, of loans that were modified and categorized as TDRs. The increase in non-accrual TDRs in 2011 was primarily due to an increase in commercial non-accrual TDRs of $65.7 million and an increase in consumer real estate non-accrual TDRs.

Changes in the amount of non-accrual loans and leases for the years ended December 31, 2011 and 2010 are summarized in the following tables.

	At or For the Year Ended December 31, 2011
	Consumer		Leasing and
	Real Estate		Equipment	Inventory
(In thousands)	andOther	Commercial	Finance	Finance	Total
Balance, beginning of year	$167,547	$142,248	$ 34,407	$ 1,055	$ 345,257
Additions	231,104	106,259	29,261	6,875	373,499
Charge-offs	(72,043)	(42,098)	(13,217)	(61)	(127,419)
Transfers to other assets	(83,138)	(23,142)	(6,724)	(755)	(113,759)
Return to accrual status	(79,602)	–	(2,943)	(4,278)	(86,823)
Payments received	(13,273)	(60,859)	(20,113)	(2,100)	(96,345)
Other, net	(1,209)	5,111	(88)	87	3,901
Balance, end of year	$149,386	$127,519	$ 20,583	$ 823	$ 298,311

	At or For the Year Ended December 31, 2010
	Consumer		Leasing and
	Real Estate		Equipment	Inventory
(In thousands)	and Other	Commercial	Finance	Finance	Total
Balance, beginning of year	$139,300	$106,196	$ 50,008	$ 771	$ 296,275
Additions	245,695	137,585	56,033	6,278	445,591
Charge-offs	(57,194)	(45,804)	(27,938)	(79)	(131,015)
Transfers to other assets	(98,446)	(33,127)	(15,291)	(288)	(147,152)
Return to accrual status	(48,999)	–	(4,364)	(4,115)	(57,478)
Payments received	(8,576)	(26,546)	(24,041)	(1,575)	(60,738)
Other, net	(4,233)	3,944	–	63	(226)
Balance, end of year	$167,547	$142,248	$ 34,407	$ 1,055	$ 345,257

Total additions to non-accrual loans and leases decreased $72.1 million and consumer loans that returned to accrual status increased $30.6 million for the year ended December 31, 2011, compared with 2010.

Charge-offs and allowance recorded to date against non-accrual loans and leases as a percentage of the remaining contractual loan balance as of December 31, 2011 and 2010 are summarized in the following tables.

	At December 31, 2011
	Contractual	Charge-offs
	Loan	and Allowance	Net
(Dollars in thousands)	Balance	Recorded	Exposure	Impairment (1)
Consumer	$209,514	$ 62,744	$146,770	29.9%
Commercial	156,528	45,435	111,093	29.0
Leasing and equipment finance	20,583	3,651	16,932	17.7
Inventory finance	823	44	779	5.3
Total at December 31, 2011	$387,448	$111,874	$275,574	28.9%

	At December 31, 2010
	Contractual	Charge-offs
	Loan	and Allowance	Net
(Dollars in thousands)	Balance	Recorded	Exposure	Impairment (1)
Consumer	$212,809	$ 46,780	$166,029	22.0%
Commercial	185,355	71,182	114,173	38.4
Leasing and equipment finance	34,458	8,384	26,074	24.3
Inventory finance	1,055	185	870	17.5
Total at December 31, 2010	$433,677	$126,531	$307,146	29.2%

(1) Represents the ratio of charge-offs and allowance recorded to the contractual loan balances for the respective period.

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

The Company considers the allowance for loan and lease losses of $255.7 million appropriate to cover probable losses incurred in the loan and lease portfolios as of December 31, 2011. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, an economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 7 of Notes to Consolidated Financial Statements, the following includes detailed information regarding TCF’s allowance for loan and lease losses and net charge-offs.

The allocation of TCF’s allowance for loan and lease losses and credit loss reserves is as follows.

						Allowance as a Percentage of Total Loans and Leases Outstanding
	At December 31,					At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007	2011	2010	2009	2008	2007
Consumer real estate:
First mortgage lien	$115,740	$105,634	$ 89,542	$ 47,279	$16,494	2.44%	2.16%	1.80%	.97%	.35%
Junior lien	67,695	67,216	75,424	51,157	15,102	3.14	2.97	3.25	2.11	.64
Total consumer real estate	183,435	172,850	164,966	98,436	31,596	2.66	2.42	2.27	1.35	.45
Consumer other	1,114	1,653	2,476	2,664	2,059	2.89	4.22	4.82	4.26	.92
Total consumer real estate and other	184,549	174,503	167,442	101,100	33,655	2.66	2.43	2.28	1.37	.46
Commercial real estate	40,446	50,788	37,274	39,386	25,891	1.26	1.53	1.14	1.32	1.01
Commercial business	6,508	11,690	6,230	11,865	7,077	2.59	3.68	1.39	2.34	1.27
Total commercial	46,954	62,478	43,504	51,251	32,968	1.36	1.71	1.17	1.47	1.06
Leasing and equipment finance	21,173	26,301	32,063	20,058	14,319.67		.83	1.04	.81	.68
Inventory finance	2,996	2,537	1,462	33	–	.48	.32	.31	.75	–
Total allowance for loan and lease losses	$255,672	$265,819	$244,471	$172,442	$80,942	1.81	1.80	1.68	1.29	.66
Other credit loss reserves:
Reserves for unfunded commitments	1,829	2,353	3,850	1,510	399	N.A.	N.A.	N.A.	N.A.	N.A.
Total credit loss reserves	$257,501	$268,172	$248,321	$173,952	$81,341	1.82%	1.81%	1.70%	1.30%	.66%

N.A. Not Applicable.

The increase in the consumer real estate allowance was primarily due to increases in the provision for credit losses as a result of increased levels of TDRs. The increased level of allowance on TDRs was primarily due to growth in TDRs, in part due to a new required accounting standard, and use of longer term modifications. The adoption of this standard during the third quarter of 2011 increased accruing consumer real estate TDRs by $20.7 million, and reserves on impaired consumer real estate loans by $2.2 million, related to loans that were modified in 2011, but were not TDRs under standards in place at that time. The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts and collateral values as loans migrate to classified commercial loans or to non-accrual. Charge-offs are taken against such specific reserves. The decrease in the allowance for commercial lending in 2011 was primarily due to charge-offs of commercial loans that had previously been specifically reserved. The leasing and equipment finance allowance decreased $5.1 million compared to 2010 primarily due to improved customer performance in the middle market and small ticket segments.

The following tables set forth information detailing the allowance for loan and lease losses.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance, at beginning of year	$ 265,819	$ 244,471	$ 172,442	$ 80,942	$ 58,543
Charge-offs:
Consumer real estate:
First mortgage lien	(94,724)	(78,605)	(55,420)	(30,262)	(9,809)
Junior lien	(62,130)	(56,125)	(53,137)	(32,937)	(11,977)
Total consumer real estate	(156,854)	(134,730)	(108,557)	(63,199)	(21,786)
Consumer other	(12,680)	(16,377)	(18,498)	(20,830)	(19,455)
Total consumer real estate and other	(169,534)	(151,107)	(127,055)	(84,029)	(41,241)
Commercial real estate	(32,890)	(45,682)	(35,956)	(11,884)	(2,409)
Commercial business	(9,843)	(4,045)	(9,810)	(5,731)	(1,264)
Total commercial	(42,733)	(49,727)	(45,766)	(17,615)	(3,673)
Leasing and equipment finance	(16,984)	(34,745)	(29,372)	(13,156)	(7,507)
Inventory finance	(1,044)	(1,484)	(205)	–	–
Total charge-offs	(230,295)	(237,063)	(202,398)	(114,800)	(52,421)
Recoveries:
Consumer real estate:
First mortgage lien	510	2,237	808	210	260
Junior lien	3,233	2,633	1,129	625	948
Total consumer real estate	3,743	4,870	1,937	835	1,208
Consumer other	9,262	11,338	10,741	11,525	13,019
Total consumer real estate and other	13,005	16,208	12,678	12,360	14,227
Commercial real estate	1,502	724	440	30	–
Commercial business	152	603	697	130	16
Total commercial	1,654	1,327	1,137	160	16
Leasing and equipment finance	4,461	4,100	2,053	1,735	3,585
Inventory finance	193	339	23	–	–
Total recoveries	19,313	21,974	15,891	14,255	17,828
Net charge-offs	(210,982)	(215,089)	(186,507)	(100,545)	(34,593)
Provision charged to operations	200,843	236,437	258,536	192,045	56,992
Other	(8)	–	–	–	–
Balance, at end of year	$ 255,672	$ 265,819	$ 244,471	$ 172,442	$ 80,942
Net charge-offs as a percentage of average loans and leases	1.45%	1.47%	1.34%	.78%	.29%

Consumer real estate net charge-offs during 2011 increased $23.3 million from 2010, including Illinois where economic conditions are lagging other TCF markets and where foreclosure times are longer, thus exposing TCF to continued losses caused by declining home values. TCF’s consumer real estate charge-off policy was recently modified to require an increase in the frequency of valuations after loans are moved to non-accrual status until clear title is received. While the initial impact of the policy change accelerated the timing of charge-offs on non-accrual consumer real estate loans by $2.2 million in the third quarter of 2011, it had no impact on TCF’s provision for credit losses or net income, since these losses were previously provided for in the allowance for loan and lease losses. During 2011, commercial net charge-offs decreased $7.3 million from 2010, primarily due to decreased net charge-offs on office buildings and land development. Leasing and equipment finance net charge-offs in 2011 decreased $18.1 million from 2010, primarily due to decreases in the middle market and small ticket segments, as customer performance continued to improve in these areas.

Other Real Estate Owned and Repossessed and Returned Equipment  Other real estate owned and repossessed and returned equipment are summarized in the following table.

	Year Ended December 31,
(In thousands)	2011	2010	2009	2008	2007
Other real estate owned (1):
Consumer real estate	$ 87,792	$ 90,115	$ 66,956	$38,632	$28,752
Commercial real estate	47,106	50,950	38,812	23,033	17,013
Total other real estate owned	134,898	141,065	105,768	61,665	45,765
Repossessed and returned equipment	4,758	8,325	17,166	10,927	2,292
Total other real estate owned and repossessed and returned equipment	$139,656	$149,390	$122,934	$72,592	$48,057

(1)  Includes properties owned and foreclosed properties subject to redemption.

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. At December 31, 2011, TCF owned 465 consumer real estate properties, a decrease of 55 from 2010, due to the sale of 1,077 properties exceeding the addition of 1,022 properties. The average length of time to sell consumer real estate properties during 2011 was 6.1 months from the date they were classified as other real estate owned. The consumer real estate portfolio is secured by a total of 83,761 properties of which 723, or .86%, were owned or foreclosed properties subject to redemption and included within other real estate owned as of December 31, 2011. This compares with 813, or .94%, owned or in the process of foreclosure and included within other real estate owned as of December 31, 2010.

The changes in the amount of other real estate owned for the years ended December 31, 2011 and 2010 are summarized in the following tables.

	At or For the Year Ended December 31, 2011
(In thousands)	Consumer	Commercial	Total
Balance, beginning of year	$ 90,115	$ 50,950	$ 141,065
Transferred in, net of charge-offs	99,639	22,293	121,932
Sales	(97,021)	(15,070)	(112,091)
Write-downs	(13,033)	(12,030)	(25,063)
Other, net	8,092	963	9,055
Balance, end of year	$ 87,792	$ 47,106	$ 134,898

	At or For the Year Ended December 31, 2010
(In thousands)	Consumer	Commercial	Total
Balance, beginning of year	$ 66,956	$ 38,812	$ 105,768
Transferred in, net of charge-offs	121,555	29,541	151,096
Sales	(88,358)	(10,617)	(98,975)
Write-downs	(12,640)	(4,040)	(16,680)
Other, net	2,602	(2,746)	(144)
Balance, end of year	$ 90,115	$ 50,950	$ 141,065

Transfers into other real estate owned decreased by $29.2 million and sales of other real estate owned increased $13.1 million for the year ended December 31, 2011, compared with the same 2010 period.

The charge-offs and write-downs recorded to date on other real estate owned compared with the contractual loan balances prior to non-performing status at December 31, 2011 are summarized in the following table.

	December 31, 2011
	Contractual
	Loan Balance		Charge-offs	Other Real
	Prior to Non-		and Write-downs	Estate Owned
(Dollars in thousands)	performing Status	(1)	Recorded	Balance	Impairment (2)
Consumer	$137,605		$49,813	$ 87,792	36.2%
Commercial	82,058		34,952	47,106	42.6
Total	$219,663		$84,765	$134,898	38.6%

	December 31, 2010
	Contractual
	Loan Balance		Charge-offs	Other Real
	Prior to Non-		and Write-downs	Estate Owned
(Dollars in thousands)	performing Status	(1)	Recorded	Balance	Impairment (2)
Consumer	$134,437		$44,322	$ 90,115	33.0%
Commercial	65,473		14,523	50,950	22.2
Total	$199,910		$58,845	$141,065	29.4%

(1)  Net of any inflows or outflows during non-performing status, excluding charge-offs and write-downs.

(2)  Represents the ratio of charge-offs and write-downs recorded to the contractual loan balances prior to non-performing status, net of any inflows or outflows during non-performing status, excluding charge-offs and write-downs.

At December 31, 2011 and December 31, 2010, TCF had $4.8 million and $8.3 million, respectively, of repossessed and returned equipment held for sale in its Wholesale Banking segment. The overall economic environment influences the level of repossessed and returned equipment, the demand for these types of used equipment in the marketplace and the fair value or ultimate sales prices at disposition. TCF periodically determines the fair value of this equipment and, if fair value is lower than its recorded basis, makes adjustments.

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

TCF’s Asset/Liability Committee (“ALCO”) and the Board of Directors have adopted a Liquidity Management Policy to direct management of the Company’s liquidity risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more information. Given the current economic condition and continued emergence of regulatory guidance, the Company increased asset liquidity by $905 million during 2011 to $1.4 billion by increasing interest-bearing deposits held at the Federal Reserve and unencumbered securities. At December 31, 2011, TCF had $914 million of interest-bearing deposits at the Federal Reserve.

Deposits are the primary source of TCF’s funds for use in lending and for other general business purposes. In addition to deposits, TCF derives funds from loan and lease repayments and borrowings. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, competition for funds, customer service and other factors. TCF’s deposit inflows and outflows have been and will continue to be affected by these factors. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. Historically, TCF has borrowed from the FHLB, institutional sources under repurchase agreements and other sources. At December 31, 2011, TCF had $2.4 billion in unused secured borrowing capacity under these funding sources.

Deposits  Deposits totaled $12.2 billion at December 31, 2011, up $616.9 million from December 31, 2010. Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Checking, savings and money market deposits totaled $11.1 billion at December 31, 2011, up $579.6 million from December 31, 2010, and comprised 91.3% of total deposits at December 31, 2011, compared with 91.1% of total deposits at December 31, 2010. The average balance of these deposits for 2011 was $10.9 billion, an increase of $355.2 million over the $10.5 billion average balance for 2010. Certificates of deposit totaled $1.1 billion at December 31, 2011, up $37.3 million from December 31, 2010. Non-interest bearing deposits represented 20% of total deposits at December 31, 2011, compared with 21% at December 31, 2010. TCF’s weighted-average cost for deposits, including non-interest bearing deposits, was .29% at December 31, 2011, compared with .41% at December 31, 2010. The decrease in the weighted-average rate for deposits was due to pricing strategies on certain deposit products and mix changes. TCF had no brokered deposits at December 31, 2011 or 2010.

Borrowings  Borrowings totaled $4.4 billion at December 31, 2011, down $597.5 million from December 31, 2010.

See Notes 11 and 12 of Notes to Consolidated Financial Statements for detailed information on TCF’s borrowings. The weighted-average rate on borrowings was 4.26% at December 31, 2011 and 4.17% at December 31, 2010. The increase in the weighted-average rate on borrowings was primarily due to a decrease in low rate short-term borrowings. TCF does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings.

Contractual Obligations and Commitments  As disclosed in Notes 11 and 12 of Notes to Consolidated Financial Statements, TCF has certain obligations and commitments to make future payments under contracts. At December 31, 2011, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total borrowings (1)	$4,388,080	$64,038	$523,671	$2,134,348	$1,666,023
Annual rental commitments under non-cancelable operating leases	214,131	26,193	52,359	44,964	90,615
Campus marketing agreements	47,214	3,159	7,164	6,033	30,858
Total	$4,649,425	$93,390	$583,194	$2,185,345	$1,787,496

(In thousands)	Amount of Commitment – Expiration by Period
		Less than			More than
Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commitments to lend:
Consumer real estate and other	$1,349,779	$ 89,852	$106,718	$ 79,754	$1,073,455
Commercial	279,076	156,461	49,401	47,239	25,975
Leasing and equipment finance	177,534	177,534	–	–	–
Total commitments to lend	1,806,389	423,847	156,119	126,993	1,099,430
Standby letters of credit and guarantees on industrial revenue bonds	26,964	19,842	415	6,707	–
Total	$1,833,353	$443,689	$156,534	$133,700	$1,099,430

(1)  Total borrowings excludes interest.

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

See Note 18 of Notes to Consolidated Financial Statements for information on standby letters of credit and guarantees on industrial revenue bonds.

Equity  Total equity at December 31, 2011 was $1.9 billion, or 9.90% of total assets, up from $1.5 billion, or 8.02% of total assets, at December 31, 2010. The increase in total equity was primarily the result of TCF’s public offering of common stock in March 2011 and increased retained earnings. Dividends to common stockholders on a per share basis totaled 20 cents in both 2011 and 2010. TCF’s dividend payout ratio was 28.1% and 18.3% in 2011 and 2010, respectively. The Company’s primary funding sources for dividends are dividends received from TCF Bank.

At December 31, 2011, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors, but would need approval from the Federal Reserve before repurchasing stock under this authorization.

For the year ended December 31, 2011, average total equity to average assets was 9.24%, compared with 7.83% for 2010. For the year ended December 31, 2011, tangible realized common equity to tangible assets was 8.42%, compared with 7.28% for 2010. Tangible realized common equity is a non-GAAP measure and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible realized common equity was $1.6 billion at December 31, 2011, compared with $1.3 billion at December 31, 2010. Tangible assets represent common equity less goodwill and other intangible assets. Tangible assets were $18.7 billion at December 31, 2011, compared with $18.3 billion at December 31, 2010. Management reviews tangible realized common equity to tangible assets as an ongoing measure and has included this information because of current interest by investors, rating agencies and banking regulators. The methodology for calculating tangible realized common equity may vary between companies.

The following table is a reconciliation of the non-GAAP measure of tangible realized common equity to tangible assets to the GAAP measure of total equity to total assets.

	At December 31,
(Dollars in thousands)	2011	2010
Computation of total equity to total assets:
Total equity	$ 1,878,627	$ 1,480,163
Total assets	18,979,388	18,465,025
Total equity to total assets	9.90%	8.02%
Computation of tangible realized common equity to tangible assets:
Total equity	$ 1,878,627	$ 1,480,163
Less: Non-controlling interest in subsidiaries	10,494	8,500
Total TCF Financial Corporation stockholders’ equity	1,868,133	1,471,663
Less:
Goodwill	225,640	152,599
Other intangibles	7,134	1,232
Accumulated other comprehensive income	56,826	–
Add:
Accumulated other comprehensive loss	–	15,692
Tangible realized common equity	$ 1,578,533	$ 1,333,524
Total assets	$18,979,388	$18,465,025
Less:
Goodwill	225,640	152,599
Other intangibles	7,134	1,232
Tangible assets	$18,746,614	$18,311,194
Tangible realized common equity to tangible assets	8.42%	7.28%

At December 31, 2011, TCF Financial and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the Federal Reserve and the OCC. See Notes 14 and 15 of Notes to Consolidated Financial Statements.

Tier 1 risk-based capital at December 31, 2011 was $1.7 billion, or 12.67% of risk-weighted assets, compared with $1.5 billion, or 10.47% of risk-weighted assets, at December 31, 2010. Tier 1 common capital at December 31, 2011 was $1.6 billion, or 11.74% of the risk-weighted assets, compared to $1.3 billion, or 9.59% of risk-weighted assets, at December 31, 2010.

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

	At December 31,
(Dollars in thousands)	2011	2010
Total tier 1 risk-based capital ratio:
Total tier 1 capital	$ 1,706,926	$ 1,459,703
Total risk-weighted assets	13,475,330	13,936,629
Total tier 1 risk-based capital ratio	12.67%	10.47%
Computation of tier 1 common capital ratio:
Total tier 1 capital	$ 1,706,926	$ 1,459,703
Less:
Qualifying trust preferred securities	115,000	115,000
Qualifying non-controlling interest in subsidiaries	10,494	8,500
Total tier 1 common capital	$ 1,581,432	$ 1,336,203
Total risk-weighted assets	$13,475,330	$13,936,629
Total tier 1 common capital ratio	11.74%	9.59%

One factor considered in TCF’s capital planning process is the amount of dividends paid to common stockholders as a component of common capital generated.

TCF’s common capital generated for the year ended December 31, 2011 is as follows.

(Dollars in thousands)	2011
Net income available to common stockholders	$109,394
Common shares purchased by TCF employee benefit plans	17,971
Amortization of stock compensation	11,105
Cancellation of common shares	(3,692)
Other	280
Total internally generated capital	25,664
Issuance of common stock	219,666
Total common capital generated	354,724
Less: Common stock dividends	(30,772)
Net common capital generated	$323,952
Common dividend as a percentage of total common capital generated	8.7%

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

Recent Accounting Developments

On April 29, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860), which removes the collateral maintenance provision that is currently required when determining whether a transfer of a financial instrument is accounted for as a sale or a secured borrowing. The adoption of the ASU will be required for TCF’s Quarterly Report on Form 10-Q for the first quarter of 2012 and is not expected to have a material impact on TCF.

On May 12, 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820), which is a joint effort between the FASB and International Accounting Standards Board (“IASB”) to converge fair value measurement and disclosure guidance. The ASU permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met. The ASU also increases disclosure surrounding company determined fair values for level 3 financial instruments and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the statement of financial position but included in disclosures at fair value. The adoption of the ASU will be required for TCF’s Quarterly Report on Form 10-Q for the first quarter of 2012 and is not expected to have a material impact on TCF.

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220), which requires companies to report total net income, each component of comprehensive income including reclassifications between net income and other comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for TCF’s Quarterly Report on Form 10-Q for the first quarter of 2012 and is not expected to have a material impact on TCF.

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), which requires companies that have financial and derivative instruments subject to a master netting agreement to disclose the gross amount of the financial assets and liabilities, the amounts that are offset on the balance sheet, the net amounts presented, and the amounts subject to a master netting arrangement that are not offset. The adoption of the ASU will be required for TCF’s Quarterly Report on Form 10-Q for the first quarter of 2013 and is not expected to have a material impact on TCF.

On December 23, 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05(Topic 220), which defers the requirement within ASU No. 2011-05 to present the reclassification amounts from other comprehensive income to net income as a separate component on the income statement. The FASB has not yet established a new effective date for these provisions. The remaining requirements of ASU No. 2011-05 were not deferred.

Fourth Quarter Summary

For the quarter ended December 31, 2011, TCF reported net income of $16.4 million, compared with $33.9 million for the quarter ended December 31, 2010. Diluted earnings per common share was 10 cents for the quarter ended December 31, 2011, compared with 24 cents for the quarter ended December 31, 2010.

Net interest income was $173.4 million for the quarter ended December 31, 2011, down $852 thousand, or .5%, from the quarter ended December 31, 2010. The decrease in net interest income was primarily due to the following changes in loans and leases: reduced levels of higher yielding fixed-rate consumer real estate loans and decreases in leasing and equipment finance and commercial real estate portfolio balances and average yields, partially offset by reductions in average deposit rates. Net interest margin for the quarter ended December 31, 2011 was 3.92%, compared with 4.05% for the quarter ended December 31, 2010. The decrease in net interest margin was primarily due to increased asset liquidity and decreased levels of higher yielding loans and leases as a result of the lower interest rate environment. These changes were partially offset by a lower average cost of deposits and borrowings.

TCF provided $59.2 million for credit losses in the quarter ended December 31, 2011, compared with $77.6 million in the quarter ended December 31, 2010. The decrease was primarily due to decreased net charge-offs and reserves in the commercial real estate and leasing and equipment finance portfolios. For the quarter ended December 31, 2011, net loan and lease charge-offs were $57.9 million, or 1.63%, annualized, of average loans and leases outstanding, compared with $64.9 million, or 1.75%, annualized, of average loans and leases outstanding during the quarter ended December 31, 2010. The decrease was primarily due to decreases in charge-offs in commercial real estate and leasing and equipment finance, partially offset by increases in charge-offs in consumer real estate.

Total non-interest income in the quarter ended December 31, 2011 was $98.3 million, compared with $141.5 million in the quarter ended December 31, 2010. The decrease in non-interest income was primarily due to net gains on sales of securities of $21.2 million in 2010, compared with net gains on sales of securities of $5.8 million in 2011. In addition, during the quarter ended December 31, 2011, TCF’s card revenues decreased $14 million, or 50.6% from the quarter ended December 31, 2010. The average interchange rate per transaction decreased slightly more the 50%, compared to the quarter ended December 31, 2010, due to new debit card interchange regulations which took effect on October 1, 2011. Leasing and equipment finance revenues were $18.5 million in the quarter ended December 31, 2011, down $4.9 million or 21%, from the quarter ended December 31, 2010 due to lower levels of customer initiated lease activity.

Non-interest expense totaled $187.5 million for the quarter ended December 31, 2011, an increase of $1.6 million, or .8%, from $186 million for the quarter ended December 31, 2010. Compensation and employee benefits decreased $248 thousand, or .3%, for the quarter ended December 31, 2011, primarily due to compensation decreases in branch banking as the result of branch closures during 2011, offset by compensation related to increased headcount from the acquisition of Gateway One. Deposit account premiums increased $4.8 million to $6.5 million for the quarter ended December 31, 2011 primarily due to changes in the account premium programs beginning in April 2011, that increased the premiums paid for each qualifying account. Advertising and marketing expense decreased $904 thousand or 28.7% for the quarter ended December 31, 2011 primarily due to the discontinuation of the debit card rewards program in the third quarter of 2011 in response to a new Federal regulation regarding debit card interchange fees. Foreclosed real estate and repossessed asset expense decreased $1.5 million, or 11.4%, for the quarter ended December 31, 2011 primarily due to decreases in the number of consumer real estate properties owned and the associated expense.

In the quarter ended December 31, 2011, the effective income tax rate was 29.8% of income before tax expense, down from 33.3% for the quarter ended December 31, 2010. The effective tax rate for the quarter ended December 31, 2011 and 2010 included the effects of year-to-date changes in the estimated annual effective tax rate of approximately $325 thousand and $1 million, respectively, along with the effects of favorable developments in uncertain tax positions and changes in state taxes of $1.3 million and $577 thousand, respectively.

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

Forward-Looking Information

Any statements contained in this Annual Report on Form 10-K regarding the outlook for the Company’s businesses and their respective markets, such as projections of future performance, guidance, statements of the Company’s plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on the Company’s assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, TCF claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item IA of this report under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Adverse Economic or Business Conditions, Credit and Other Risks  Deterioration in general economic and banking industry conditions, including defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or continued high rates of or increases in unemployment in TCF’s primary banking markets; adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, deposit account attrition or an inability to increase the number of deposit accounts; adverse changes in credit quality and other risks posed by TCF’s loan, lease, investment and securities available for sale portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan and lease losses dictated by new market conditions or regulatory requirements; interest-rate risks resulting from fluctuations in prevailing interest rates or other factors that result in a mismatch between yields earned on TCF’s interest-earning assets and the rates paid on its deposits and borrowings; foreign currency exchange risks; counterparty risk, including the risk of defaults by our counterparties or diminished availability of counterparties who satisfy our credit quality requirements; decreases in demand for the types of equipment that TCF leases or finances; limitations on TCF’s ability to attract and retain manufacturers and dealers to expand the inventory finance business.

Legislative and Regulatory Requirements  New consumer protection and supervisory requirements and regulations, including those resulting from action by the CFPB and changes in the scope of Federal preemption of state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; reduction of interchange revenue from debit card transactions resulting from the Durbin Amendment to the Dodd-Frank Act; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines; deficiencies in TCF’s compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions or other adverse consequences such as increased capital requirements or higher deposit insurance assessments; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Earnings/Capital Risks and Constraints, Liquidity Risks  Limitations on TCF’s ability to pay dividends or to increase dividends in the future because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including the phase out of trust preferred securities in tier 1 capital called for by the Dodd-Frank Act, or additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital (including those resulting from U.S. implementation of Basel III requirements); adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; uncertainties relating to customer opt-in preferences with respect to NSF fees on point of sale and ATM transactions which may have an adverse impact on TCF’s fee revenue; uncertainties relating to future retail deposit account changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

Competitive Conditions; Supermarket Branching Risk; Growth Risks  Reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; customers completing financial transactions without using a bank; the effect of any negative publicity; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF’s growth strategy through acquisitions or cross-selling opportunities; failure to expand or diversify our balance sheet through programs or new opportunities; failure to successfully attract and retain new customers.

Technological and Operational Matters  Technological or operational difficulties, loss or theft of information, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change.

Litigation Risks  Results of litigation, including class action litigation concerning TCF’s lending or deposit activities including account servicing processes or fees or charges, or employment practices, and possible increases in indemnification obligations for certain litigation against Visa U.S.A. and potential reductions in card revenues resulting from such litigation or other litigation against Visa.

Accounting, Audit, Tax and Insurance Matters  Changes in accounting standards or interpretations of existing standards; federal or state monetary, fiscal or tax policies, including adoption of state legislation that would increase state taxes; ineffective internal controls; adverse state or Federal tax assessments or findings in tax audits; lack of or inadequate insurance coverage for claims against TCF; potential for claims and legal action related to TCF’s fiduciary responsibilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk profile consists of four main categories: credit risk, interest-rate risk, liquidity risk and foreign currency risk.

Credit Risk

Credit risk is defined as the risk to earnings or capital if an obligor fails to meet the terms of any contract with the Company or otherwise fails to perform as agreed, such as the failure of customers and counterparties to meet their contractual obligations, as well as contingent exposures from unfunded loan commitments and letters of credit. Credit risk also includes the failure of counterparties to settle a securities transaction on agreed-upon terms or the failure of issuers in connection with mortgage-backed securities held in the Company’s securities available for sale portfolio.

TCF has a Concentration Credit Risk Management Committee that meets regularly and is responsible for monitoring the loan and lease portfolio composition and risk tolerance within the various segments of the portfolio. The Concentration Credit Risk Management Committee and the Board of Directors have adopted a Concentration Policy to direct management of the Company’s concentration risk. To manage credit risk arising from lending and leasing activities, management has adopted and maintains underwriting policies and procedures, and periodically reviews the appropriateness of these policies and procedures. Customers and guarantors or recourse providers are evaluated as part of initial underwriting processes and through periodic reviews. For consumer loans, credit scoring models are used to help determine eligibility for credit and terms of credit. These models are periodically reviewed to verify that they are predictive of borrower performance. Limits are established on the exposure to a single customer (including affiliates) and on concentrations for certain categories of customers. Loan and lease credit approval levels are established so that larger credit exposures receive managerial review at the appropriate level through the credit committees.

Management continuously monitors asset quality in order to manage the Company’s credit risk and to determine the appropriateness of valuation allowances, including, in the case of commercial loans and leases, a risk rating methodology under which a rating of one through nine is assigned to each loan or lease. The rating reflects management’s assessment of the potential impact on repayment of the customer’s financial and operational condition. Asset quality is monitored separately based on the type or category of loan or lease. The rating process allows management to better define the Company’s loan and lease portfolio risk profile. Management also uses various risk models to estimate probable impact on payment performance under various scenarios, both expected and unexpected.

The Company manages securities transaction risk by monitoring all unsettled transactions. All counterparties and transaction limits are reviewed and approved annually by both ALCO and the Bank Credit Committee of TCF Bank. To further manage credit risk in the securities portfolio, 99.9% of the securities held in the securities available for sale portfolio are issued and guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”).

Interest-Rate Risk

Interest-rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to adverse movements in interest rates. TCF’s results of operations are dependent to a large degree on its net interest income and its ability to manage interest-rate risk. As such, the Company considers interest-rate risk to be one of its most significant market risks. ALCO meets regularly and is responsible for reviewing the Company’s interest-rate sensitivity position and establishing policies to monitor and limit exposure to interest-rate risk. The principal objective of TCF’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk and facilitating the funding needs of the Company.

Interest-rate risk arises mainly from the structure of the balance sheet. Since TCF does not hold a trading portfolio, the Company is not exposed to market risk from trading activities. As such, the major sources of the Company’s interest-rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of simulation and valuation analyses. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios.

TCF utilizes net interest income simulation models to estimate the near-term effects (next one to two years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including through variation of interest rate levels, the shape of the yield curve and the spreads between market interest rates. Management exercises its best judgment in making assumptions regarding both events that management can influence, such as non-contractual deposit repricings, and events outside of its control, such as customer behavior on loan and deposit activity, and the effect that competition has on both loan and deposit pricing. These assumptions are inherently uncertain and, as a result, net interest income simulation results will likely differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.

At December 31, 2011, net interest income is estimated to increase by 2% compared with the base case scenario over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

Management also uses valuation analyses to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analyses. Net interest income simulation highlights exposure over a relatively short time period (12 or 24 months), while valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. Valuation analysis addresses only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, valuation analysis is based on key assumptions about the timing and variability of balance sheet cash flows and does not take into account any potential responses by management to anticipated changes in interest rates.

Additionally, management utilizes an interest-rate gap measurement, which is calculated by taking the difference between interest-earning assets and interest-bearing liabilities repricing within a given period. While the interest-rate gap measurement has some limitations, including a lack of assumptions regarding future asset or liability production and a static interest rate assumption, it represents the net asset or liability sensitivity at a point in time. An interest-rate gap measurement could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition or a rise or decline in interest rates.

TCF’s one-year interest-rate gap was a positive $2.1 billion, or 10.9% of total assets, at December 31, 2011, compared with a positive $515.5 million, or 2.8% of total assets at December 31, 2010. The change in the gap from 2010 is primarily due to decreased levels of fixed-rate loans, an increase in non-contractual deposits and increased equity. A positive interest-rate gap position exists when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing, including assumed prepayments, within a particular time period.

A negative interest-rate gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 25 basis point decrease in current mortgage loan interest rates would increase prepayments on the $6.8 billion of fixed-rate mortgage-backed securities and consumer real estate loans at December 31, 2011, by approximately $120 million, or 15.4%, in the first year. An increase in prepayments would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future. Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would reduce prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at December 31, 2011, by approximately $269 million, or 34.5%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may also adversely impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates, such as lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

	Maturity/Rate Sensitivity
	Within	30 Days to	6 Months
(Dollars in thousands)	30 Days	6 Months	to 1 Year	1-3 Years	3+ Years	Total
Interest-earning assets:
Consumer loans (1) (2)	$ 1,252,747	$ 438,998	$ 476,545	$1,899,673	$ 2,865,841	$ 6,933,804
Commercial loans (1) (2)	422,300	297,840	381,710	1,397,195	950,447	3,449,492
Leasing and equipment finance (2)	167,546	621,443	584,807	1,336,363	432,100	3,142,259
Securities available for sale (2)	33,812	151,785	172,275	521,416	1,444,750	2,324,038
Investments	1,049,126	119,114	35	251	38,375	1,206,901
Inventory finance	284,338	199,628	140,734	–	–	624,700
Loans and leases held for sale	14,321	–	–	–	–	14,321
Total	3,224,190	1,828,808	1,756,106	5,154,898	5,731,513	17,695,515
Interest-bearing liabilities:
Checking deposits (3)	602,242	44,379	50,488	919,985	3,012,655	4,629,749
Savings deposits (3)	268,264	1,155,534	1,054,016	1,656,405	1,721,044	5,855,263
Money market deposits (3)	318,655	13,811	14,530	255,166	49,215	651,377
Certificates of deposits (3)	165,011	418,020	336,050	136,657	9,877	1,065,615
Short-term borrowings	6,416	–	–	–	–	6,416
Long-term borrowings (4)	5,957	261,638	27,521	455,274	3,631,274	4,381,664
Total	1,366,545	1,893,382	1,482,605	3,423,487	8,424,065	16,590,084
Interest-earning assets (under)
over interest-bearing liabilities	1,857,645	(64,574)	273,501	1,731,411	(2,692,552)	1,105,431
Cumulative gap	$ 1,857,645	$1,793,071	$2,066,572	$3,797,983	$ 1,105,431	$ 1,105,431
Cumulative gap as a percentage of total assets:
At December 31, 2011	9.8%	9.4%	10.9%	20.0%	5.8%	5.8%
At December 31, 2010	(1.8)%	(.3)%	2.8%	13.0%	3.8%	3.8%

(1)    At January 1, 2012, $1.2 billion of variable-rate consumer loans and $338 million of variable-rate commercial loans were modeled as fixed-rate loans as their current interest rate is below their contractual interest rate floor. An increase in short-term interest rates may not result in a change in the interest rate on these variable-rate loans.

(2)    Based upon contractual maturity, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon experience and third-party projections.

(3)    Includes non-interest bearing deposits. At December 31, 2011, 15% of checking deposits, 42% of savings deposits, and 53% of money market deposits are included in amounts repricing within one year. At December 31, 2010, 16% of checking deposits, 47% of savings deposits, and 55% of money market deposits are included in amounts repricing within one year.

(4)    Includes $300 million of callable borrowings.

Liquidity Risk

Liquidity risk is defined as the risk to earnings or capital arising from the Company’s inability to meet its obligations when they come due without incurring unacceptable losses.

ALCO and the Board of Directors have adopted a Liquidity Management Policy to direct management of the Company’s liquidity risk. The objective of the Liquidity Management Policy is to ensure that TCF meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity will provide TCF with the ability to meet both expected and unexpected cash flows and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from existing funding sources are reported to ALCO on a monthly basis. At year end, TCF’s Liquidity Management Policy and current operating practices established a daily asset liquidity, in excess of the daily market risk collateral requirement of $800 million, a maximum unsecured short-term daily borrowing limit of $225 million and collateral pledged at the Federal Reserve Discount Window having a borrowing capacity of $500 million.

TCF’s asset liquidity may be held in the form of on-balance sheet cash invested with the Federal Reserve or through the use of overnight Federal Funds Sold to highly rated counterparties or short-term U.S. Treasury Bills or Notes. Other asset liquidity can be provided by unpledged, highly rated securities which could be sold or pledged to various counterparties under existing master repurchase agreements. At December 31, 2011, TCF had asset liquidity of $1.4 billion.

Deposits are TCF’s primary source of funding. In addition, TCF maintains secured sources of funding, which include $1.9 billion in secured borrowing capacity at the FHLB of Des Moines and $518 million of secured borrowing capacity at the Federal Reserve Discount Window. TCF’s secured borrowing capacity with the FHLB is dependent upon the maintenance by TCF of a Borrowing Base Certificate which pledges consumer and commercial real estate loans to the FHLB under a blanket lien. The FHLB also relies upon its own internal credit analysis of TCF’s financial results when determining TCF’s secured borrowing capacity. Additionally, TCF has developed and maintains a contingency funding plan should certain liquidity needs arise.

Foreign Currency Risk

The Company is also exposed to foreign currency risk as changes in foreign exchange rates may impact the Company’s investment in TCF Commercial Finance Canada, Inc. or results of other transactions in countries outside of the United States. TCF has entered into forward foreign exchange contracts in order to minimize the risk of changes in foreign exchange rates on its investment in and loans to TCF Commercial Finance Canada and on certain other foreign lease transactions. The value of forward foreign exchange contracts vary over their contractual lives as the related currency exchange rates fluctuate. TCF may also experience realized and unrealized gains or losses on forward foreign exchange contracts as a result of changes in foreign exchange rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TCF Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCF Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TCF Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Notes 1 and 28 to the consolidated financial statements, the Company has elected to change its method of accounting for pension and other postretirement benefits in 2011. All periods have been retrospectively restated for this accounting change.

/s/KPMG LLP

Minneapolis, Minnesota
February 21, 2012

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per-share data)	2011	2010
Assets
Cash and due from banks	$ 1,389,704	$ 663,901
Investments	157,780	179,768
Securities available for sale	2,324,038	1,931,174
Loans and leases held for sale	14,321	–
Loans and leases:
Consumer real estate and other	6,933,804	7,195,269
Commercial	3,449,492	3,646,203
Leasing and equipment finance	3,142,259	3,154,478
Inventory finance	624,700	792,354
Total loans and leases	14,150,255	14,788,304
Allowance for loan and lease losses	(255,672)	(265,819)
Net loans and leases	13,894,583	14,522,485
Premises and equipment, net	436,281	443,768
Goodwill	225,640	152,599
Other assets	537,041	571,330
Total assets	$18,979,388	$18,465,025
Liabilities and Equity
Deposits:
Checking	$ 4,629,749	$ 4,530,064
Savings	5,855,263	5,390,802
Money market	651,377	635,922
Certificates of deposit	1,065,615	1,028,327
Total deposits	12,202,004	11,585,115
Short-term borrowings	6,416	126,790
Long-term borrowings	4,381,664	4,858,821
Total borrowings	4,388,080	4,985,611
Accrued expenses and other liabilities	510,677	414,136
Total liabilities	17,100,761	16,984,862
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	–	–
Common stock, par value $.01 per share, 280,000,000 shares authorized; 160,366,380 and 142,965,012 shares issued, respectively	1,604	1,430
Additional paid-in capital	715,247	459,884
Retained earnings, subject to certain restrictions	1,127,823	1,049,156
Accumulated other comprehensive income (loss)	56,826	(15,692)
Treasury stock at cost, 42,566 and 51,160 shares, respectively, and other	(33,367)	(23,115)
Total TCF Financial Corporation stockholders’ equity	1,868,133	1,471,663
Non-controlling interest in subsidiaries	10,494	8,500
Total equity	1,878,627	1,480,163
Total liabilities and equity	$18,979,388	$18,465,025

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per-share data)	2011	2010	2009
Interest income:
Loans and leases	$844,796	$883,923	$864,384
Securities available for sale	85,188	80,445	89,427
Investments and other	7,967	5,509	4,370
Total interest income	937,951	969,877	958,181
Interest expense:
Deposits	45,108	61,229	122,112
Borrowings	193,155	209,446	203,063
Total interest expense	238,263	270,675	325,175
Net interest income	699,688	699,202	633,006
Provision for credit losses	200,843	236,437	258,536
Net interest income after provision for credit losses	498,845	462,765	374,470
Non-interest income:
Fees and service charges	219,363	273,181	286,908
Card revenue	96,147	111,067	104,770
ATM revenue	27,927	29,836	30,438
Subtotal	343,437	414,084	422,116
Leasing and equipment finance	89,167	89,194	69,113
Other	3,434	5,584	5,239
Fees and other revenue	436,038	508,862	496,468
Gains on securities, net	7,263	29,123	29,387
Gains on auto loans held for sale, net	1,133	–	–
Total non-interest income	444,434	537,985	525,855
Non-interest expense:
Compensation and employee benefits	348,792	346,072	345,868
Occupancy and equipment	126,437	126,551	126,292
FDIC insurance	28,747	23,584	19,109
Deposit account premiums	22,891	17,304	30,682
Advertising and marketing	10,034	13,062	17,134
Other	145,489	146,253	142,817
Subtotal	682,390	672,826	681,902
Foreclosed real estate and repossessed assets, net	49,238	40,385	31,886
Operating lease depreciation	30,007	37,106	22,368
Other credit costs, net	2,816	6,018	12,137
FDIC special assessment	–	–	8,362
Total non-interest expense	764,451	756,335	756,655
Income before income tax expense	178,828	244,415	143,670
Income tax expense	64,441	90,171	49,811
Income after income tax expense	114,387	154,244	93,859
Income (loss) attributable to non-controlling interest	4,993	3,297	(410)
Net income	109,394	150,947	94,269
Preferred stock dividends	–	–	6,378
Non-cash deemed preferred stock dividend	–	–	12,025
Net income available to common stockholders	$109,394	$150,947	$ 75,866
Net income per common share:
Basic	$ .71	$ 1.08	$ .60
Diluted	$ .71	$ 1.08	$ .60
Dividends declared per common share	$ .20	$ .20	$ .40

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

	TCF Financial Corporation
(Dollars in thousands)	Number of Common Shares Issued	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock and Other	Total	Non-controlling Interests	Total
Balance, December 31, 2008	130,839,378	$ 348,437	$1,308	$330,474	$ 927,893	$ (3,692)	$(110,644)	$1,493,776	$ –	$1,493,776
Change in accounting principle	–	–	–	–	(27,377)	27,377	–	–	–	–
Subtotal	130,839,378	348,437	1,308	330,474	900,516	23,685	(110,644)	1,493,776	–	1,493,776
Comprehensive income (loss):
Income after income tax expense	–	–	–	–	94,269	–	–	94,269	(410)	93,859
Other comprehensive loss	–	–	–	–	–	(22,025)	–	(22,025)	–	(22,025)
Comprehensive income (loss)	–	–	–	–	94,269	(22,025)	–	72,244	(410)	71,834
Net investment by non–controlling interest	–	–	–	–	–	–	–	–	4,803	4,803
Dividends on preferred stock	–	710	–	–	(6,378)	–	–	(5,668)	–	(5,668)
Dividends on common stock	–	–	–	–	(50,828)	–	–	(50,828)	–	(50,828)
Non-cash deemed preferred stock dividend	–	12,025	–	–	(12,025)	–	–	–	–	–
Redemption of preferred stock	–	(361,172)	–	–	–	–	–	(361,172)	–	(361,172)
Issuance of 719,727 common shares	–	–	–	(18,638)	–	–	18,638	–	–	–
Treasury shares sold to TCF employee benefit plans, 1,448,640 shares	–	–	–	(18,367)	–	–	37,514	19,147	–	19,147
Cancellation of common shares	(481,000)	–	(5)	(818)	243	–	–	(580)	–	(580)
Cancellation of common shares for tax withholding	(18,878)	–	–	(250)	–	–	–	(250)	–	(250)
Amortization of stock compensation	–	–	–	8,615	–	–	–	8,615	–	8,615
Exercise of stock options, 108,800 shares	–	–	–	(1,279)	–	–	2,817	1,538	–	1,538
Stock compensation tax benefits	–	–	–	(1,058)	–	–	–	(1,058)	–	(1,058)
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	(848)	–	–	848	–	–	–
Cost of issuance of common warrants	–	–	–	(402)	–	–	–	(402)	–	(402)
Balance, December 31, 2009	130,339,500	$ –	$1,303	$297,429	$ 925,797	$ 1,660	$ (50,827)	$1,175,362	$ 4,393	$1,179,755
Comprehensive income (loss):
Income after income tax expense	–	–	–	–	150,947	–	–	150,947	3,297	154,244
Other comprehensive loss	–	–	–	–	–	(17,352)	–	(17,352)	–	(17,352)
Comprehensive income (loss)	–	–	–	–	150,947	(17,352)	–	133,595	3,297	136,892
Public offering of common stock	12,322,250	–	124	164,443	–	–	–	164,567	–	164,567
Net investment by non-controlling interest	–	–	–	–	–	–	–	–	810	810
Dividends on common stock	–	–	–	–	(27,617)	–	–	(27,617)	–	(27,617)
Grants of restricted stock, 347,916 shares	20,000	–	–	(8,491)	–	–	8,491	–	–	–
Common shares purchased by TCF employee benefit plans	442,579	–	4	6,358	–	–	–	6,362	–	6,362
Treasury shares sold to TCF employee benefit plans, 757,612 shares	–	–	–	(7,893)	–	–	19,620	11,727	–	11,727
Cancellation of shares of restricted stock	(23,723)	–	–	(247)	29	–	–	(218)	–	(218)
Cancellation of common shares for tax withholding	(135,594)	–	(1)	(1,946)	–	–	–	(1,947)	–	(1,947)
Amortization of stock compensation	–	–	–	9,534	–	–	–	9,534	–	9,534
Stock compensation tax benefits	–	–	–	298	–	–	–	298	–	298
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	399	–	–	(399)	–	–	–
Balance, December 31, 2010	142,965,012	$ –	$1,430	$459,884	$1,049,156	$(15,692)	$ (23,115)	$1,471,663	$ 8,500	$1,480,163
Comprehensive income:
Income after income tax expense	–	–	–	–	109,394	–	–	109,394	4,993	114,387
Other comprehensive income	–	–	–	–	–	72,518	–	72,518	–	72,518
Comprehensive income	–	–	–	–	109,394	72,518	–	181,912	4,993	186,905
Public offering of common stock	15,081,968	–	151	219,515	–	–	–	219,666	–	219,666
Net distribution to non-controlling interest	–	–	–	–	–	–	–	–	(2,999)	(2,999)
Dividends on common stock	–	–	–	–	(30,772)	–	–	(30,772)	–	(30,772)
Grants of restricted stock, 1,256,094 shares	1,247,500	–	12	(234)	–	–	222	–	–	–
Common shares purchased by TCF employee benefit plans	1,402,505	–	14	17,957	–	–	–	17,971	–	17,971
Cancellation of shares of restricted stock	(120,886)	–	(1)	(620)	45	–	–	(576)	–	(576)
Cancellation of common shares for tax withholding	(209,719)	–	(2)	(3,114)	–	–	–	(3,116)	–	(3,116)
Amortization of stock compensation	–	–	–	11,105	–	–	–	11,105	–	11,105
Stock compensation tax benefits	–	–	–	280	–	–	–	280	–	280
Change in shares held in trust for deferred compensation plans, at cost	–	–	–	10,474	–	–	(10,474)	–	–	–
Balance, December 31, 2011	160,366,380	$ –	$1,604	$715,247	$1,127,823	$ 56,826	$ (33,367)	$1,868,133	$10,494	$1,878,627

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$ 109,394	$ 150,947	$ 94,269
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	200,843	236,437	258,536
Depreciation and amortization	73,183	77,135	68,491
Proceeds from sales of auto loans held for sale	37,395	–	–
Originations of auto loans held for sale	(32,987)	–	–
Net increase (decrease) in other assets and accrued expenses and other liabilities	92,176	62,397	(34,882)
Gains on sales of assets and deposits, net	(16,465)	(32,483)	(30,539)
Net income (loss) attributable to non-controlling interest	4,993	3,297	(410)
Other, net	28,011	17,994	3,798
Total adjustments	387,149	364,777	264,994
Net cash provided by operating activities	496,543	515,724	359,263
Cash flows from investing activities:
Principal collected on loans and leases, net of loan originations and purchases	812,988	429,228	40,158
Purchases of equipment for lease financing	(894,593)	(802,587)	(801,569)
Purchases of leasing and equipment financing portfolios	(68,848)	(186,779)	(339,860)
Purchase of inventory finance portfolios	(5,905)	(168,612)	(274,722)
Acquisition of Gateway One Lending & Finance, LLC, net of cash acquired	(94,323)	–	–
Proceeds from sales of loans	168,834	1,456	937
Proceeds from sales of lease receivables	125,072	10,670	–
Proceeds from sales of securities available for sale	181,696	1,330,955	2,293,739
Purchases of securities available for sale	(1,039,379)	(1,788,142)	(2,436,163)
Proceeds from maturities of and principal collected on securities available for sale	586,816	436,574	327,856
Purchases of Federal Home Loan Bank stock	(6,663)	(34,925)	(18,882)
Redemptions of Federal Home Loan Bank stock	29,093	26,042	11,129
Proceeds from sales of real estate owned	107,428	103,236	25,913
Purchases of premises and equipment	(34,865)	(36,088)	(40,276)
Acquisition of Fidelity National Capital, Inc., net of cash acquired	–	–	(57,728)
Other, net	34,334	32,420	28,758
Net cash used by investing activities	(98,315)	(646,552)	(1,240,710)
Cash flows from financing activities:
Net increase in deposits	616,889	16,796	1,324,967
Net (decrease) increase in short-term borrowings	(120,374)	(117,814)	17,743
Proceeds from long-term borrowings	1,898	574,876	31,393
Payments on long-term borrowings	(376,087)	(135,704)	(141,012)
Net proceeds from public offering of common stock	219,666	164,567	–
Redemption of preferred stock	–	–	(361,172)
Net (distribution to) investment by non-controlling interest	(2,999)	810	4,803
Dividends paid on common stock	(30,772)	(27,617)	(50,828)
Dividends paid on preferred stock	–	–	(7,925)
Stock compensation tax benefits (expenses)	280	298	(1,058)
Common shares sold to TCF employee benefit plans	17,971	6,362	–
Treasury shares sold to TCF employee benefit plans	–	11,727	19,147
Other, net	1,103	1,301	2,136
Net cash provided by financing activities	327,575	495,602	838,194
Net increase (decrease) in cash and due from banks	725,803	364,774	(43,253)
Cash and due from banks at beginning of year	663,901	299,127	342,380
Cash and due from banks at end of year	$ 1,389,704	$ 663,901	$ 299,127
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest on deposits and borrowings	$ 231,353	$ 258,750	$ 329,609
Income taxes	$ (12,012)	$ 72,777	$ 7,788
Transfer of loans and leases to other assets	$ 175,361	$ 214,079	$ 135,682

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation  The consolidated financial statements include the accounts of TCF Financial Corporation and its wholly owned subsidiaries. TCF Financial Corporation, a Delaware corporation (“TCF” or the “Company”), is a national bank holding company engaged primarily in retail banking and wholesale banking through its primary subsidiary, TCF National Bank (“TCF Bank”). TCF Bank owns leasing and equipment finance, inventory finance, auto finance and Real Estate Investment Trust (“REIT”) subsidiaries. These subsidiaries are consolidated with TCF Bank and are included in the consolidated financial statements of TCF Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. For Consolidated Statements of Cash Flows purposes, cash and cash equivalents include cash and due from banks.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates.

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

Allowance for Loan and Lease Losses  The allowance for loan and lease losses is maintained at a level believed by management to be appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. TCF evaluates the allowance for loans and lease losses on impaired commercial, equipment finance and inventory finance loans, as defined in Note 7, Allowance for Loan and Lease Losses and Credit Quality Information, non-accrual leases and certain accruing classified commercial, equipment finance, and inventory finance loans and leases on an individual basis. Loans evaluated on an individual basis are classified as “individually evaluated for loss potential.” Loan impairment on commercial, equipment finance and inventory finance loans is generally based upon the present value of the expected future cash flows discounted at the loan’s initial effective interest rate. The fair value of the collateral for fully collateral-dependent loans may be used to measure loan impairment. Accruing consumer real estate loans classified as troubled debt restructurings (“TDRs”) are also considered to be impaired loans, as defined, with the allowance for loan losses for such loans being determined using the present value of expected future cash flows. See the discussion in Note 7 for further information on the determination of the allowance for losses on accruing consumer real estate TDRs.

The allowance for all other loans and leases is evaluated collectively by portfolio type and classified as “collectively evaluated for loss potential.” The collective evaluation of incurred losses in these portfolios is based upon the overall risk characteristics of the portfolios, changes in the character or size of the portfolios, geographic location and prevailing economic conditions. Additionally, the level of historical net charge-off amounts, delinquencies in the loan and lease portfolios, values of underlying loan and lease collateral and other relevant factors are reviewed to determine the amount of the allowance.

Loans and leases are charged off to the extent they are deemed to be uncollectible. Charge-offs related to confirmed losses are utilized in the historical data which is used in the allowance for loan and lease losses calculations. Consumer real estate loans are charged-off to the estimated fair value of underlying collateral, less estimated costs to sell, when they are placed on non-accrual status. Additional review of the fair value, less cost to sell, compared with the recorded value occurs upon foreclosure and additional charge-offs are recorded if necessary. Valuation adjustments on residential properties made within 90 days after foreclosure are recorded as charge-offs. Subsequent valuation adjustments are recorded as real estate owned expense. Deposit account overdrafts, which are included within consumer other, are charged-off no later than 60 days past due. Commercial loans, leasing and equipment finance and inventory finance loans, which are considered collateral dependent, are charged-off to estimated fair value, less estimated costs to sell, when it becomes probable, based on current information and events, all principal and interest amounts will not be collectible in accordance with the contractual terms. Loans which are not dependent on underlying collateral are charged-off when deemed uncollectible based on specific facts and circumstances.

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

Lease Financing  TCF provides various types of commercial lease financing that are classified for accounting purposes as direct financing, sales-type or operating leases. Leases that transfer substantially all of the benefits and risks of ownership to the lessee are classified as direct financing or sales-type leases and are included in loans and leases. Direct financing and sales-type leases are carried at the combined present value of the future minimum lease payments and the lease residual values. The determination of the lease classification requires various judgments and estimates by management including the fair value of the equipment at lease inception, useful life of the equipment under lease, estimate of the lease residual value and collectability of minimum lease payments.

Sales-type leases generate dealer profit which is recognized at lease inception by recording lease revenue net of the lease cost. Lease revenue consists of the present value of the future minimum lease payments. Lease cost consists of the leased equipment’s book value, less the present value of its residual. The revenues associated with other types of leases are recognized over the term of the underlying leases. Interest income on direct financing and sales-type leases is recognized using methods which approximate a level yield over the fixed, non-cancelable term of the lease. TCF typically receives pro rata rent payments for the interim period until the lease contract commences and the fixed non-cancelable, lease term begins. TCF recognizes these interim payments in the month they are earned and records the income in interest income on direct finance leases. Management has policies and procedures in place for the determination of lease classification and review of the related judgments and estimates for all lease financings.

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

From time to time, TCF sells minimum lease payments to third-party financial institutions, at fixed rates, on a non-recourse basis with its underlying equipment as collateral as a credit risk reduction tool. For those transactions which achieve sale treatment, the related lease cash flow stream and the non-recourse financing are not recognized on TCF’s Consolidated Statements of Financial Condition. For those transactions which do not achieve sale treatment, the underlying lease remains on TCF’s Consolidated Statements of Financial Condition and non-recourse debt is recorded equal to the amount of the proceeds received. TCF typically retains servicing of these leases and bills, collects and remits funds to the third-party financial institution. Upon default by the lessee, the third-party financial institutions may take control of the underlying collateral which TCF would otherwise retain as residual value within the Consolidated Statements of Financial Condition. In these non-recourse financings, the other financial institution has no further recourse against TCF.

Leases which do not transfer substantially all benefits and risks of ownership to the lessee are classified as operating leases. Such leased equipment and related initial direct costs are included in other assets on the

Consolidated Statements of Financial Condition and depreciated on a straight-line basis over the term of the lease to its estimated salvage value. Depreciation expense is recorded as operating lease expense and included in non-interest expense. Operating lease rental income is recognized when it is due and is reflected as a component of non-interest income. An allowance for lease losses is not provided on operating leases.

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

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefits of tax positions are recorded in income tax expense in the Consolidated Statements of Income, net of the estimates of ultimate amounts due or owed including any applicable interest and penalties. Changes in the estimated amounts due or owed may result from closing of the statute of limitations on tax returns, new legislation, clarification of existing legislation through government pronouncements, the courts and through the examination process. TCF’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

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

Loans and Leases Held for Sale  Consumer auto loans and equipment finance leases designated as held for sale are carried at the lower of cost or fair value. Any cost amount exceeding an individual loan or lease’s fair value is recorded as a valuation allowance and recognized within the Consolidated Statements of Income as a reduction of gains on loans and leases held for sale.

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

Loans and leases, including loans that are considered to be impaired, are reviewed regularly by management. Consumer real estate loans are placed on non-accrual status when the collection of interest and principal is 150 days or more past due or six payments are owed. Consumer real estate loans are also placed on non-accrual status if, upon notification of bankruptcy, the loan is 60 days or more past due. If the loan is current at notification of bankruptcy, the loan is placed on non-accrual status at 90 days past due or when four payments are owed, or after a partial charge-off, which management feels is appropriate based on the experience of TCF’s customer activity and loan type. There is no industry-wide practice for placing a consumer real estate loan on non-accrual status and therefore TCF’s non-accrual information is not always comparable to other banks. Consumer loans, other than consumer real estate, are charged-off at 120 days or more past due or when five payments are owed. Commercial real estate and commercial business, leasing and equipment finance and inventory finance loans and leases are generally placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan or lease is adequately secured and in the process of collection.

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

Other Real Estate Owned  Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property at the date of transfer to other real estate owned. The fair value of other real estate is determined through independent third-party appraisals or property evaluations. Within 90 days of a loan transferring to other real estate owned, any carrying amount in excess of the fair value less estimated costs to sell the property is charged off to the allowance for loan and lease losses. Subsequently, if the fair value of an asset, less the estimated costs to sell, declines to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in other non-interest expense. Net operating expenses of properties and recoveries on sales of other real estate owned are recorded in foreclosed real estate owned and repossessed assets, net. Other real estate owned at December 31, 2011 and 2010 was $134.9 million and $141.1 million, respectively. Repossessed and returned equipment at December 31, 2011 and 2010 was $4.8 million and $8.3 million, respectively.

Investments in Affordable Housing Limited Partnerships  Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. TCF generally utilizes the effective yield method to account for these investments with the tax credits and amortization of the investment reflected in the Consolidated Statements of Income as a reduction of income tax expense. However, depending on circumstances, the equity or cost methods may be utilized. The amount of the investment along with any unfunded equity contributions which are unconditional and legally binding are recorded in other assets. A liability for the unfunded equity contributions is recorded in other liabilities. At December 31, 2011, TCF’s investments in affordable housing limited partnerships were $22.7 million, compared with $30.2 million at December 31, 2010.

Five of these investments in affordable housing limited partnerships are considered variable interest entities. These partnerships are not consolidated with TCF. As of December 31, 2011 and 2010, the carrying amount of these five investments was $22.1 million and $29.4 million, respectively. The maximum exposure to loss on these five investments was $22.1 million at December 31, 2011; however, the general partner of these partnerships provides various guarantees to TCF including guaranteed minimum returns. These guarantees are backed by a BBB credit-rated company and limit any risk of loss. In addition to the guarantees, the investments are supported by the performance of the underlying real estate properties which also mitigates the risk of loss.

Interest Only Strips  TCF periodically sells auto loans to third party financial institutions, at fixed rates, on a limited-recourse basis. For those transactions which achieve sales treatment, the underlying loan is not recognized on TCF’s Consolidated Statements of Financial Condition. TCF sells these loans at par value and retains a participation in the expected future cash flows of borrower loan payments which represents the deferral of a portion of the purchase price known as an interest only strip. The interest only strip is recorded at fair value at the time of sale in other assets within the Consolidated Statements of Financial Condition. The fair value of the interest only strip represents the present value of future cash flows to be generated by the loans, in excess of the interest paid to investors, and costs of servicing the loans and completing the sale. After initial recording of the interest only strip, the accretable yield is measured as the difference between the fair value and the cash flows expected to be collected. The accretable yield is amortized into interest income over the life of the interest only strip using the effective yield method. The expected cash flows are evaluated quarterly to determine if they have changed from previous projections. If the present value of the original cash flows expected to be collected is less than the present value of the current estimate of cash flows to be collected, the change is adjusted prospectively over the remaining life of the interest only strip. If the present value of the original cash flows expected to be collected is greater than the present value of the current estimate, an other than temporary impairment is recorded.

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

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercise and delivery of the stock. Any income tax benefits that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then as income tax expense for the remaining amount. See Note 16, Stock Compensation for additional information concerning stock-based compensation.

Employee Benefits Plans  During the fourth quarter of 2011, TCF retrospectively changed its method of accounting for pension and other postretirement benefits. TCF’s prior policy was to report net actuarial gains and losses as a component of stockholders’ equity in the Consolidated Statements of Financial Condition on an annual basis. TCF’s policy for actuarial gains and losses is now to immediately recognize them in its operating results in the year in which the gains and losses occur. Additionally, for purposes of calculating the expected return on plan assets, TCF will no longer use an averaging technique for the market-related value of plan assets, but will instead use the actual fair value of plan assets. While both the prior and new policies are permitted under U.S. GAAP, TCF believes that the new policies are preferable as the economic results of the Pension and Postretirement Plans will be recognized in earnings in the year they occur. Financial data for all periods presented has been adjusted to reflect the effect of these accounting changes. See Note 28 for additional information.

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

Note 2. Business Combinations

On November 30, 2011, TCF Bank acquired 100% of the outstanding common shares of Gateway One Lending & Finance, LLC (“Gateway One”), a privately held lending company that indirectly originates loans on new and used autos to consumers through established dealer relationships. The acquisition of Gateway One further diversifies the Company’s lending business and provides growth opportunities within the U.S. auto lending marketplace. As a result of the acquisition, Gateway One became a wholly-owned subsidiary of TCF Bank and, accordingly, its results of operations since November 30, 2011 have been included within TCF’s consolidated financial statements. TCF’s Consolidated Statement of Income for the year ended December 31, 2011 included net interest income, non-interest income and net income of Gateway One totaling $282 thousand, $1.9 million and $89 thousand, respectively. During the fourth quarter of 2011, TCF recognized $2 million of acquisition costs. These expenses are reported in other non-interest expense within the Consolidated Statement of Income for the year ended December 31, 2011.

The following unaudited pro forma financial information presents the combined results of operations of TCF and Gateway One as if the acquisition had been effective January 1, 2010. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets, compensation expenses and the impact of the acquisition on income tax expense. There were no material nonrecurring pro forma adjustments directly attributable to the acquisition included within the following pro forma financial information. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had TCF and Gateway One constituted a single entity during such periods. Growth opportunities are expected to be achieved in various amounts at various times during the years subsequent to the acquisition and not ratably over, or at the beginning or end of such periods. No adjustments have been reflected in the following pro forma financial information for anticipated growth opportunities.

	Year Ended December 31,
(In thousands, except per-share data)	2011	2010
	(Unaudited)
Interest income	$943,776	$978,623
Net interest income	704,693	706,556
Non-interest income	458,998	547,940
Net income	107,597	150,613
Basic earnings per common share	$ .70	$ 1.08
Diluted earnings per common share	$ .69	$ 1.08

The following table summarizes the consideration paid for Gateway One and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

(In thousands)	At November 30, 2011
Cash Consideration	$115,218
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$ 2,210
Restricted cash	18,685
Loans held for sale	13,711
Loans held for investment	3,779
Intangible assets	6,170
Interest only strip	21,210
Deferred tax asset	11,286
Deferred stock compensation	2,600
Other assets	1,588
Accounts payable	(1,043)
Loan sale liability	(5,972)
Debt assumed	(9,988)
Servicing funds to be remitted	(17,901)
Other liabilities	(4,158)
Total identifiable net assets	$ 42,177
Goodwill	73,041
Total net assets acquired	$115,218

All of Gateway One’s loans held for investment had evidence of deteriorated credit quality. The goodwill of $73 million arising from the acquisition consists largely of expected incremental balance sheet and fee growth and cross selling opportunities. The goodwill was assigned to TCF’s Wholesale Banking segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Pursuant to the terms of the acquisition, three key members of Gateway One’s management team acquired shares of TCF common stock in the aggregate value of $2.6 million with proceeds received by them from the acquisition.  These shares of TCF common stock will be retained by a trustee for three years pursuant to the terms of custodial agreements entered into between the trustee, TCF and each individual.  Ownership of these shares will be forfeited to TCF if during the three year period the individual terminates his employment with TCF without cause, or TCF terminates their employment for cause, and has been accounted for separately from the acquisition.  The value of these shares has been recorded within other assets and will be recognized as compensation expense ratably throughout the duration of the three-year period. In addition, TCF provided Gateway One $10 million in interim funding prior to the acquisition to facilitate its closing in a timely manner. This loan was executed at prevailing market pricing and terms.

Note 3. Cash and Due from Banks

At December 31, 2011, TCF was required by Federal Reserve regulations to maintain reserves of $42.1 million in cash on hand or at the Federal Reserve.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements related to the sale and servicing of auto loans. Cash proceeds from loans serviced for third parties are held in restricted accounts until remitted. TCF also retains restricted cash balances for potential loss recourse on certain sold auto loans. Restricted cash totaling $17.5 million was included within cash and due from banks at December 31, 2011.

Note 4. Investments

The carrying values of investments consist of the following.

	At December 31,
(In thousands)	2011	2010
Federal Home Loan Bank stock, at cost	$119,086	$141,516
Federal Reserve Bank stock, at cost	31,711	30,684
Other	6,983	7,568
Total investments	$157,780	$179,768

The investments in Federal Home Loan Bank (“FHLB”) stock are required investments related to TCF’s current borrowings from the FHLB Des Moines. FHLBs obtain their funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt. Therefore, TCF’s investments in these banks could be adversely impacted by the financial operations of the FHLBs and actions of their regulator, the Federal Housing Finance Agency. Other investments primarily consist of non-traded mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act.

During 2011, TCF recorded an impairment charge of $16 thousand on other investments, which had a carrying value of $7 million at December 31, 2011, as full recovery is not expected. During 2010, TCF recorded an impairment charge of $241 thousand on other investments, which had a carrying value of $7.6 million at December 31, 2010.

The carrying values and yields on investments at December 31, 2011, by contractual maturity, are shown below.

	Carrying
(Dollars in thousands)	Value	Yield
Due in one year or less	$ –	–%
Due in 1-5 years	700	2.71
Due in 5-10 years	2,000	3.25
Due after 10 years	4,283	5.01
No stated maturity	150,797	2.84
Total	$157,780	2.90%

Note 5. Securities Available for Sale

Securities available for sale consist of the following.

	At December 31,
	2011				2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$2,233,307	$89,029	$ –	$2,322,336	$1,929,098	$16,579	$42,141	$1,903,536
Other	152	–	–	152	222	–	–	222
U.S. Treasury securities	–	–	–	–	24,999	1	–	25,000
Other securities	1,742	–	192	1,550	2,610	–	194	2,416
Total	$2,235,201	$89,029	$192	$2,324,038	$1,956,929	$16,580	$42,335	$1,931,174
Weighted-average yield	3.79%				3.87%

Gross gains of $8 million, $31.5 million and $31.8 million were recognized on sales of securities during 2011, 2010 and 2009 respectively. Mortgage-backed securities of $1.8 billion were pledged as collateral to secure certain deposits and borrowings at December 31, 2011. Mortgage-backed securities and U.S. treasury securities of $1.9 billion were pledged as collateral to secure deposits and borrowings at December 31, 2010. See Notes 11 and 12 for additional information. During 2011 and 2010, TCF recorded impairment charges of $768 thousand and $2.1 million, respectively, on other securities as full recovery is not expected. The other securities had a fair value of $1.6 million and $2.4 million at December 31, 2011 and 2010, respectively.

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

	At December 31, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other securities	$ 1,450	$ 192	$ –	$ –	$ 1,450	$ 192
Total	$ 1,450	$ 192	$ –	$ –	$ 1,450	$ 192

	At December 31, 2010
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$988,753	$42,141	$ –	$ –	$988,753	$42,141
Other securities	2,216	194	–	–	2,216	194
Total	$990,969	$42,335	$ –	$ –	$990,969	$42,335

The amortized cost and fair value of securities available for sale at December 31, 2011, by contractual maturity, are shown below. The remaining contractual principal maturities do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	At December 31, 2011
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$ 100	$ 100
Due in 1-5 years	99	105
Due in 5-10 years	168	169
Due in after 10 years	2,233,192	2,322,214
No stated maturity	1,642	1,450
Total	$2,235,201	$2,324,038

Note 6. Loans and Leases

The following table sets forth information about loans and leases.

	At December 31,		Percentage
(Dollars in thousands)	2011	2010	Change
Consumer real estate and other:
Consumer real estate:
First mortgage lien	$ 4,742,423	$ 4,893,887	(3.1)%
Junior lien	2,152,868	2,262,194	(4.8)
Total consumer real estate	6,895,291	7,156,081	(3.6)
Other	38,513	39,188	(1.7)
Total consumer real estate and other	6,933,804	7,195,269	(3.6)
Commercial:
Commercial real estate:
Permanent	3,039,488	3,125,837	(2.8)
Construction and development	159,210	202,379	(21.3)
Total commercial real estate	3,198,698	3,328,216	(3.9)
Commercial business	250,794	317,987	(21.1)
Total commercial	3,449,492	3,646,203	(5.4)
Leasing and equipment finance (1):
Equipment finance loans	1,110,803	939,474	18.2
Lease financings:
Direct financing leases	2,039,096	2,277,753	(10.5)
Sales-type leases	29,219	29,728	(1.7)
Lease residuals	129,100	109,555	17.8
Unearned income and deferred lease costs	(165,959)	(202,032)	(17.9)
Total lease financings	2,031,456	2,215,004	(8.3)
Total leasing and equipment finance	3,142,259	3,154,478	(.4)
Inventory finance	624,700	792,354	(21.2)
Total loans and leases	$14,150,255	$14,788,304	(4.3)%

(1)    Operating leases of $69.6 million and $77.4 million at December 31, 2011 and December 31, 2010, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

From time to time, TCF sells minimum lease payments to third-party financial institutions at fixed rates. For those transactions which achieve sale treatment, the related lease cash flow stream is not recognized on TCF’s Consolidated Statements of Financial Condition. During the year ended December 31, 2011, TCF sold $119.2 million of minimum lease payment receivables, received cash of $125.1 million and recognized a gain of $5.9 million. During the year ended December 31, 2010, TCF sold $10.7 million of minimum lease payment receivables, received cash of $10.7 million and recognized a loss of $25 thousand. At December 31, 2011 and 2010, TCF’s lease residuals reported within the table above included $9.1 million and $183 thousand, respectively, related to all historical sales of minimum lease payment receivables.

Subsequent to the acquisition of Gateway One in 2011, TCF sold $37.4 million of consumer auto loans with servicing retained and received cash of $37.4 million, resulting in gains of $1.1 million. Related to these sales, TCF retained an interest-only strip of $2.2 million and assumed contractual recourse liabilities of $321 thousand. At December 31, 2011, interest only strips and contractual recourse liabilities totaled $22.4 million and $6 million, respectively. No servicing assets or liabilities were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities. The unpaid principal balance of auto loans serviced for third parties was $425.1 million at December 31, 2011.

Future minimum lease payments receivable for direct financing, sales-type leases and operating leases as of December 31, 2011 are as follows.

(In thousands)	Total
2012	$ 838,237
2013	574,518
2014	354,925
2015	187,331
2016	77,801
Thereafter	23,499
Total	$2,056,311

The aggregate amount of loans to non-management directors of TCF and their related interests was $21.3 million and $7.4 million at December 31, 2011 and 2010, respectively. During 2011, $19.5 million in new loans were made and $5.5 million of loans were repaid. All loans to outside directors and their related interests were made in the ordinary course of business on normal credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate amount of loans to executive officers of TCF was $97 thousand at December 31, 2011 and 2010. In the opinion of management, the above mentioned loans to outside directors and their related interests and executive officers do not represent more than a normal risk of collection.

Acquired Loans and Leases  During the year ended 2011, TCF paid $67.1 million to acquire leasing and equipment finance loans and leases having remaining contractual principal cash flows including residuals on leases of $69.9 million and paid $5.9 million to acquire inventory finance loans having a portfolio balance of $6 million. See Note 2 for information regarding loans acquired with Gateway One. During the year ended 2010, TCF paid $186.8 million and $168.6 million to acquire leasing and equipment finance and inventory finance loans and leases, respectively, with portfolio balances of $186.8 million and $168.4 million, respectively.

Within TCF’s $371.9 million acquired loan and lease portfolios at December 31, 2011, there are certain loans which had experienced credit quality deterioration at the time of acquisition. These loans had outstanding principal balances of $10.8 million and $13.7 million at December 31, 2011 and December 31, 2010, respectively.

The excess of expected cash flows to be collected over the initial fair value of the acquired portfolios is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired portfolios using the effective yield method. The accretable yield is affected by changes in interest rate indices for variable-rate acquired portfolios, changes in prepayment assumptions and changes in the expected principal and interest payments over the estimated life of the loan or lease. These loans and leases are classified as accruing and interest income continues to be recognized unless expected credit losses exceed the non-accretable discount. These acquired loans and leases do not have an allowance for loan and lease losses recorded against them as the non-accretable discount is adequate to absorb expected remaining credit losses. In the future, if TCF is unable to collect the expected cash flows or reduces its expectations for cash flows below the current level, an allowance for credit losses will be established on these acquired portfolios.

The non-accretable discount on loans acquired with deteriorated credit quality was $946 thousand and $769 thousand at December 31, 2011 and December 31, 2010, respectively. The accretable discount to be recognized in income for these loans was $754 thousand at December 31, 2011 and $207 thousand at December 31, 2010. Accretion of $157 thousand and $169 thousand was recorded for the years ended December 31, 2011 and 2010, respectively.

Note 7. Allowance for Loan and Lease Losses and Credit Quality Information

The following tables provide the allowance for loan and lease losses, other credit loss reserves and other information regarding the allowance for loan and lease losses and balances by type of allowance methodology. TCF’s key credit quality indicator is the receivable’s performance status, defined as accruing or non-accruing.

	At December 31, 2011
	Consumer Real		Leasing and
	Estate and		Equipment	Inventory
(In thousands)	Other	Commercial	Finance	Finance	Total
Allowance for loan and lease losses:
Balance, at beginning of year	$ 174,503	$ 62,478	$ 26,301	$ 2,537	$ 265,819
Charge-offs	(169,534)	(42,733)	(16,984)	(1,044)	(230,295)
Recoveries	13,005	1,654	4,461	193	19,313
Net charge-offs	(156,529)	(41,079)	(12,523)	(851)	(210,982)
Provision for credit losses	166,575	25,555	7,395	1,318	200,843
Other	–	–	–	(8)	(8)
Balance, at end of year	$ 184,549	$ 46,954	$ 21,173	$ 2,996	$ 255,672
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$ 183,429	$ 24,842	$ 17,339	$ 2,583	$ 228,193
Individually evaluated for loss potential	1,120	22,112	3,834	413	27,479
Total	$ 184,549	$ 46,954	$21,173	$ 2,996	$ 255,672
Loans and leases outstanding:
Collectively evaluated for loss potential	$6,922,512	$2,811,046	$3,112,864	$616,496	$13,462,918
Individually evaluated for loss potential	7,664	638,446	22,200	8,204	676,514
Loans acquired with deteriorated credit quality	3,628	–	7,195	–	10,823
Total	$6,933,804	$3,449,492	$3,142,259	$624,700	$14,150,255

	At December 31, 2010
	Consumer Real		Leasing and
	Estate and		Equipment	Inventory
(In thousands)	Other	Commercial	Finance	Finance	Total
Allowance for loan and lease losses:
Balance, at beginning of year	$ 167,442	$ 43,504	$ 32,063	$ 1,462	$ 244,471
Charge-offs	(151,107)	(49,727)	(34,745)	(1,484)	(237,063)
Recoveries	16,208	1,327	4,100	339	21,974
Net charge-offs	(134,899)	(48,400)	(30,645)	(1,145)	(215,089)
Provision for credit losses	141,960	67,374	24,883	2,220	236,437
Balance, at end of year	$ 174,503	$ 62,478	$ 26,301	$ 2,537	$ 265,819
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$ 173,726	$ 26,928	$ 17,478	$ 2,097	$ 220,229
Individually evaluated for loss potential	777	35,550	8,823	440	45,590
Total	$ 174,503	$ 62,478	$ 26,301	$ 2,537	$ 265,819
Loans and leases outstanding:
Collectively evaluated for loss potential	$7,182,753	$2,933,466	$3,102,581	$785,231	$14,004,031
Individually evaluated for loss potential	12,516	712,737	38,243	7,123	770,619
Loans acquired with deteriorated credit quality	–	–	13,654	–	13,654
Total	$7,195,269	$3,646,203	$3,154,478	$792,354	$14,788,304

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

	At December 31, 2011
			90 Days	Total
	0-59 Days	60-89 Days	or More	60+ Days
	Delinquent	Delinquent	Delinquent	Delinquent	Total	Non-
(In thousands)	and Accruing	and Accruing	and Accruing	and Accruing	Performing	Accrual	Total
Consumer real estate and other:
First mortgage lien	$ 4,525,951	$32,571	$54,787	$ 87,358	$ 4,613,309	$129,114	$ 4,742,423
Junior lien	2,110,334	7,813	14,464	22,277	2,132,611	20,257	2,152,868
Other	34,829	20	21	41	34,870	15	34,885
Total consumer real estate and other	6,671,114	40,404	69,272	109,676	6,780,790	149,386	6,930,176
Commercial real estate	3,092,855	98	1,001	1,099	3,093,954	104,744	3,198,698
Commercial business	227,970	49	–	49	228,019	22,775	250,794
Total commercial	3,320,825	147	1,001	1,148	3,321,973	127,519	3,449,492
Leasing and equipment finance:
Middle market	1,627,369	1,260	84	1,344	1,628,713	13,185	1,641,898
Small ticket	792,566	2,368	613	2,981	795,547	5,535	801,082
Winthrop	447,334	235	–	235	447,569	1,253	448,822
Other	185,563	198	–	198	185,761	610	186,371
Total leasing and equipment finance	3,052,832	4,061	697	4,758	3,057,590	20,583	3,078,173
Inventory finance	623,717	153	7	160	623,877	823	624,700
Subtotal	13,668,488	44,765	70,977	115,742	13,784,230	298,311	14,082,541
Portfolios acquired with deteriorated credit quality	65,820	766	1,128	1,894	67,714	–	67,714
Total	$13,734,308	$45,531	$72,105	$117,636	$13,851,944	$298,311	$14,150,255

	At December 31, 2010
			90 Days	Total
	0-59 Days	60-89 Days	or More	60+ Days
	Delinquent	Delinquent	Delinquent	Delinquent	Total	Non-
(In thousands)	and Accruing	and Accruing	and Accruing	and Accruing	Performing	Accrual	Total
Consumer real estate and other:
First mortgage lien	$ 4,679,168	$30,910	$42,938	$ 73,848	$ 4,753,016	$140,871	$ 4,893,887
Junior lien	2,214,805	7,398	13,365	20,763	2,235,568	26,626	2,262,194
Other	39,099	30	9	39	39,138	50	39,188
Total consumer real estate and other	6,933,072	38,338	56,312	94,650	7,027,722	167,547	7,195,269
Commercial real estate	3,215,055	8,856	–	8,856	3,223,911	104,305	3,328,216
Commercial business	279,879	165	–	165	280,044	37,943	317,987
Total commercial	3,494,934	9,021	–	9,021	3,503,955	142,248	3,646,203
Leasing and equipment finance:
Middle market	1,606,125	3,221	330	3,551	1,609,676	23,153	1,632,829
Small ticket	695,491	3,172	727	3,899	699,390	11,018	710,408
Winthrop	529,467	462	–	462	529,929	134	530,063
Other	158,431	–	–	–	158,431	102	158,533
Total leasing and equipment finance	2,989,514	6,855	1,057	7,912	2,997,426	34,407	3,031,833
Inventory finance	790,955	189	155	344	791,299	1,055	792,354
Subtotal	14,208,475	54,403	57,524	111,927	14,320,402	345,257	14,665,659
Portfolios acquired with deteriorated credit quality	119,529	1,215	1,901	3,116	122,645	–	122,645
Total	$14,328,004	$55,618	$59,425	$115,043	$14,443,047	$345,257	$14,788,304

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	For the Year Ended December 31,
(In thousands)	2011	2010	2009
Contractual interest due on non-accrual loans and leases	$37,645	$40,016	$31,368
Interest income recognized on loans and leases in non-accrual status	7,371	6,773	3,010
Unrecognized interest income	$30,274	$33,243	$28,358

The following table summarizes consumer real estate loans to customers in bankruptcy.

	At December 31,
(In thousands)	2011	2010
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$74,347	$66,166
60+ days delinquent and accruing	1,112	1,849
Non-accrual	17,531	22,782
Total consumer real estate loans to customers in bankruptcy	$92,990	$90,797

For the years ended December 31, 2011 and 2010, interest income would have been reduced by approximately $70 thousand and $79 thousand, respectively, had the accrual of interest income been discontinued upon notification of bankruptcy.

Loan Modifications for Borrowers with Financial Difficulties  Included within loans and leases are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to a customer’s financial difficulties, TCF grants a concession from the original terms and conditions on the loan, the modified loan is classified as a TDR.

During the third quarter of 2011, TCF adopted Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), which modified guidance for identifying modifications of receivables that constitute a TDR. As a result of adopting the provisions of ASU 2011-02, TCF reassessed all loan modifications that occurred after December 31, 2010 for identification as TDRs. TCF adopted the provisions of the ASU that require impaired loan accounting and reporting for newly identified TDRs as of July 1, 2011. The total of newly identified TDRs was $46.3 million, of which $20.7 million were accruing consumer real estate loans and $23.7 million were accruing commercial loans. Due to the increase in accruing TDRs, the consumer real estate provision for credit losses on impaired loans increased $2.2 million in the third quarter of 2011. There was no increase in commercial provision as a result of the newly identified TDRs.

TCF held consumer real estate loan TDRs of $479.8 million and $367.9 million at December 31, 2011 and December 31, 2010, respectively, of which $433.1 million and $337.4 million were accruing at December 31, 2011 and December 31, 2010, respectively. TCF also held $181.6 million and $66.3 million of commercial loan TDRs at December 31, 2011 and December 31, 2010, respectively, of which $98.4 million and $48.8 million were accruing at December 31, 2011 and December 31, 2010, respectively. The amount of additional funds committed to commercial borrowers in TDR status was $8.5 million and $2.2 million at December 31, 2011 and December 31, 2010, respectively.

When a loan is modified as a TDR, there is not a direct, material impact on the loans within the Consolidated Statements of Financial Condition, as principal balances are generally not forgiven. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. All loans classified as TDRs are considered to be impaired.

The financial effects of TDRs are presented in the following tables and represent the difference between interest income recognized on accruing TDRs and the contractual interest that would have been recorded under the original contractual terms.

	For the Year Ended December 31, 2011
	Contractual	Interest Income	Unrecognized
(In thousands)	Interest Due on TDRs	Recognized on TDRs	Interest Income
Consumer real estate:
First mortgage lien	$23,815	$12,225	$11,590
Junior lien	1,712	955	757
Total consumer real estate	25,527	13,180	12,347
Commercial real estate	3,249	3,066	183
Commercial business	306	306	–
Total commercial	3,555	3,372	183
Leasing and equipment finance:
Middle market	78	79	(1)
Total leasing and equipment finance	78	79	(1)
Total	$29,160	$16,631	$12,529

	For the Year Ended December 31, 2010
	Contractual	Interest Income	Unrecognized
(In thousands)	Interest Due on TDRs	Recognized on TDRs	Interest Income
Consumer real estate:
First mortgage lien	$19,649	$10,416	$ 9,233
Junior lien	1,450	719	731
Total consumer real estate	21,099	11,135	9,964
Commercial real estate	200	182	18
Commercial business	–	–	–
Total commercial	200	182	18
Total	$21,299	$11,317	$ 9,982

	For the Year Ended December 31, 2009
	Contractual	Interest Income	Unrecognized
(In thousands)	Interest Due on TDRs	Recognized on TDRs	Interest Income
Consumer real estate:
First mortgage lien	$ 6,056	$ 3,086	$ 2,970
Junior lien	252	129	123
Total consumer real estate	6,308	3,215	3,093
Total	$ 6,308	$ 3,215	$ 3,093

The table below summarizes TDRs that defaulted during the years ended December 31, 2011 and 2010, and whose modification date was within 12 months of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status or has been transferred to other real estate owned.

	For the Year Ended December 31,
	2011			2010
(Dollars in thousands)	Number of Loans	Loan Balance	(1)	Number of Loans	Loan Balance	(1)
Consumer real estate:
First mortgage lien	147	$ 26,693		203	$ 40,241
Junior lien	42	4,934		35	2,355
Total consumer real estate	189	31,627		238	42,596
Commercial real estate	5	32,161		–	–
Total defaulted modified loans	194	$ 63,788		238	$ 42,596
Loans modified in the applicable period	2,017	$482,197		2,022	$419,331
Defaulted modified loans as a percent of loans modified in the applicable period	9.6%	13.2%		11.8%	10.2%

(1)    The loan balances presented are not materially different than the pre-modification loan balances as TCF’s loan modifications generally do not forgive principal amounts.

Consumer real estate TDRs are evaluated separately in TCF’s allowance methodology based on the present value of expected cash flows for loans in this status as the repayments of such loans is not expected from the foreclosure and liquidation of the collateral at the time of the modification. The allowance on accruing consumer real estate loan TDRs was $58.3 million, or 13.5% of the outstanding balance at December 31, 2011, and $36.8 million, or 10.9% of the outstanding balance at December 31, 2010. The reserve percentage increased for December 31, 2011 compared with December 31, 2010 primarily due to more modifications being extended, longer expected modification periods and lower expected realizable values on re-defaulted loans due to declines in property values. For consumer real estate TDRs, TCF utilized re-default rates ranging from 10% to 25%, depending on modification type, in determining impairment, which is consistent with actual experience. The allowance on accruing commercial loan TDRs was $1.4 million, or 1.4% of the outstanding balance, at December 31, 2011 and $695 thousand, or 1.4% of the outstanding balance, at December 31, 2010.

Consumer real estate loans that are less than 150 days past due, or six payments owing, at the time of modification remain on accrual status if payment in full under the modified loan is expected. Certain borrowers are also required to demonstrate performance with a reduced payment amount prior to the actual legal modification. Otherwise, the loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments. All eligible loans are re-aged to current delinquency status upon modification.

Impaired Loan  TCF considers impaired loans to include non-accrual commercial loans, non-accrual equipment finance loans and non-accrual inventory finance loans, as well as consumer TDR loans, commercial TDR loans and leasing and equipment finance TDR loans. Non-accrual impaired loans are included in the previous tables within the amounts disclosed as non-accrual and the accruing consumer real estate TDRs and accruing commercial TDRs have been previously disclosed as performing within the tables of performing and non-accrual loans and leases. In the following table, the loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition whereas the unpaid contractual balance represents the balances legally owed by the borrowers, excluding write-downs.

The following table summarizes impaired loans.

	At December 31, 2011
	Unpaid		Related	Year-to-Date	Year-to-Date
	Contractual		Allowance	Average Loan	Interest Income
(In thousands)	Balance	Loan Balance	Recorded	Balance	Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$396,754	$395,513	$55,642	$355,183	$12,040
Junior lien	33,796	33,404	5,397	27,561	930
Total consumer real estate	430,550	428,917	61,039	382,744	12,970
Commercial real estate	224,682	196,784	13,819	174,964	3,078
Commercial business	36,043	29,183	4,019	33,563	307
Total commercial	260,725	225,967	17,838	208,527	3,385
Leasing and equipment finance:
Middle market	9,501	9,501	1,130	11,341	123
Small ticket	532	532	114	528	9
Other	610	610	127	356	–
Total leasing and equipment finance	10,643	10,643	1,371	12,225	132
Inventory finance	823	823	44	939	71
Total impaired loans with an allowance recorded	702,741	666,350	80,292	604,435	16,558
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	67,954	49,099	–	39,394	1,194
Junior lien	3,810	1,790	–	1,723	79
Total consumer real estate	71,764	50,889	–	41,117	1,273
Total impaired loans	$774,505	$717,239	$80,292	$645,552	$17,831

	At December 31, 2010
	Unpaid		Related	Year-to-Date	Year-to-Date
	Contractual		Allowance	Average Loan	Interest Income
(In thousands)	Balance	Loan Balance	Recorded	Balance	Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$315,289	$314,852	$35,340	$279,167	$10,311
Junior lien	21,679	21,717	3,006	18,248	687
Total consumer real estate	336,968	336,569	38,346	297,415	10,998
Commercial real estate	192,426	153,143	20,214	115,385	115
Commercial business	41,168	37,943	8,558	33,256	4
Total commercial	233,594	191,086	28,772	148,641	119
Leasing and equipment finance:
Middle market	13,181	13,181	2,745	13,147	80
Small ticket	524	524	155	599	1
Other	102	102	2	260	8
Total leasing and equipment finance	13,807	13,807	2,902	14,006	89
Inventory finance	1,055	1,055	185	913	48
Total impaired loans with an allowance recorded	585,424	542,517	70,205	460,975	11,254
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	37,822	29,688	–	19,232	664
Junior lien	2,972	1,655	–	1,300	65
Total consumer real estate	40,794	31,343	–	20,532	729
Total impaired loans	$626,218	$573,860	$70,205	$481,507	$11,983

The increase in the loan balance of impaired loans from December 31, 2010 was primarily due to an increase of $95.7 million in accruing consumer loan TDRs and an increase of $49.6 million in accruing commercial TDRs. Included in impaired loans were $413.7 million and $326.1 million of accruing consumer real estate loan TDRs less than 90 days past due as of December 31, 2011 and December 31, 2010, respectively.

Note 8. Premises and Equipment

Premises and equipment are summarized as follows.

	At December 31,
(In thousands)	2011	2010
Land	$145,583	$145,304
Office buildings	272,036	272,155
Leasehold improvements	63,612	62,433
Furniture and equipment	319,679	323,745
Subtotal	800,910	803,637
Less accumulated depreciation and amortization	364,629	359,869
Total	$436,281	$443,768

TCF leases certain premises and equipment under operating leases. Net lease expense including utilities and other operating expenses was $34.4 million, $34.7 million and $35.3 million in 2011, 2010 and 2009, respectively.

At December 31, 2011, the total minimum rental payments for operating leases were as follows.

(In thousands)
2012	$ 26,193
2013	26,885
2014	25,474
2015	23,996
2016	20,968
Thereafter	90,615
Total	$214,131

Note 9. Goodwill and Other Intangible Assets

Goodwill and intangible assets are summarized as follows.

	At December 31,
	2011					2010
	Weighted-					Weighted-
	Average					Average
	Amortization					Amortization
	Period		Gross	Accumulated	Net	Period		Gross	Accumulated	Net
(Dollars in thousands)	(In Years	)	Amount	Amortization	Amount	(In Years	)	Amount	Amortization	Amount
Amortizable intangible assets:
Customer base intangibles	11		$ 2,730	$360	$ 2,370	9		$ 1,400	$197	$ 1,203
Non-compete agreements	5		4,590	113	4,477	3		50	21	29
Tradename	2		300	13	287	–		–	–	–
Total	7		$ 7,620	$486	$ 7,134	9		$ 1,450	$218	$ 1,232
Unamortizable intangible assets:
Goodwill related to Retail
Banking segment			$141,245		$141,245			$141,245		$141,245
Goodwill related to Wholesale
Banking segment			84,395		84,395			11,354		11,354
Total			$225,640		$225,640			$152,599		$152,599

As a result of the acquisition of Gateway One in 2011, TCF recorded goodwill and other intangibles of $73 million and $6.2 million, respectively. Amortization expense for intangible assets is estimated to be $1.3 million for 2012, $1.5 million for 2013, $1.3 million for 2014, $1.2 million for 2015 and $1.1 million for 2016. There was no impairment of goodwill or intangible assets for the years ended December 31, 2011, 2010, or 2009.

Note 10. Deposits

Deposits are summarized as follows.

	2011			2010
	Rate at			Rate at
(Dollars in thousands)	Year-end	Amount	% of Total	Year-end	Amount	% of Total
Checking:
Non-interest bearing	–%	$ 2,442,522	20.0%	–%	$ 2,429,061	21.0%
Interest bearing	.16	2,187,227	18.0	.26	2,101,003	18.1
Total checking	.07	4,629,749	38.0	.12	4,530,064	39.1
Savings	.37	5,855,263	48.0	.55	5,390,802	46.5
Money market	.36	651,377	5.3	.54	635,922	5.5
Total checking, savings and money market	.25	11,136,389	91.3	.37	10,556,788	91.1
Certificates of deposit	.75	1,065,615	8.7	.84	1,028,327	8.9
Total deposits	.29	$12,202,004	100.0%	.41	$11,585,115	100.0%

Certificates of deposit had the following remaining maturities at December 31, 2011.

(In thousands)
Maturity	$100,000	+	Other	Total
0-3 months	$213,611		$146,035	$ 359,646
4-6 months	67,993		155,394	223,387
7-12 months	89,169		246,880	336,049
13-24 months	35,175		93,481	128,656
Over 24 months	3,225		14,652	17,877
Total	$409,173		$656,442	$1,065,615

Note 11. Short-term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) for each of the years in the three year period ended December 31, 2011.

	2011		2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At December 31,
Federal Home Loan Bank advances	$ –	–	$100,000.27%		$200,000.22%
Federal funds purchased	–	–	15,000.15		17,000.11
Securities sold under repurchase agreements	6,416.10		7,534.10		24,485.20
U.S. Treasury, tax and loan borrowings	–	–	3,054	–	3,119	–
Line of Credit – TCF Commercial Finance Canada, Inc.	–	–	1,202	4.00	–	–
Total	$ 6,416.10		$126,790.27		$244,604.20
Year ended December 31, average daily balance
Federal Home Loan Bank advances	$23,483.24%		$ 63,548.25%		$ 15,959.22%
Federal funds purchased	15,784.20		43,151.21		45,795.14
Securities sold under repurchase agreements	7,677.10		12,211.16		20,934.61
U.S. Treasury, tax and loan borrowings	2,105	–	3,139	–	2,540.20
Line of Credit – TCF Commercial Finance Canada, Inc.	393	19.08	2,842	7.07	–	–
Total	$49,442.35		$124,891.38		$ 85,228.27
Maximum month-end balance
Federal Home Loan Bank advances	$ –	–	$200,000	N.A.	$200,000	N.A.
Federal funds purchased	20,000	N.A.	205,000	N.A.	228,000	N.A.
Securities sold under repurchase agreements	12,024	N.A.	19,913	N.A.	24,994	N.A.
U.S. Treasury, tax and loan borrowings	2,675	N.A.	5,029	N.A.	3,119	N.A.
Line of Credit – TCF Commercial Finance Canada, Inc.	5,794	N.A.	10,202	N.A.	–	–

N.A. Not Applicable.

Securities underlying repurchase agreements are book entry securities. During the borrowing period, book entry securities were delivered by entry into the counterparties’ accounts through the Federal Reserve System. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, but have agreed to resell to TCF identical or substantially identical securities upon the maturities of the agreements. At December 31, 2011, all of the securities sold under short-term repurchase agreements provided for the repurchase of identical securities and were collateralized by mortgage-backed securities having a fair value of $15.1 million.

Note 12. Long-term Borrowings

Long-term borrowings consist of the following.

		At December 31,
		2011		2010
			Weighted-		Weighted-
	Year of		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2011	$ –	–%	$ 300,000	4.64%
	2013	400,000.97		400,000.97
	2015	900,000	4.18	900,000	4.18
	2016	1,100,000	4.49	1,100,000	4.49
	2017	1,250,000	4.60	1,250,000	4.60
	2018	300,000	3.51	300,000	3.51
Subtotal		3,950,000	4.02	4,250,000	4.07
Subordinated bank notes	2014	71,020	2.21	71,020	1.96
	2015	50,000	2.14	50,000	1.89
	2016	74,661	5.63	74,589	5.63
Subtotal		195,681	3.49	195,609	3.34
Junior subordinated notes (trust preferred)	2068	114,236	12.83	111,061	12.28
Senior unsecured term note	2012	–	–	89,787	3.83
Discounted lease rentals	2011	–	–	84,101	5.30
	2012	57,622	5.32	61,829	5.31
	2013	36,009	5.28	39,155	5.28
	2014	16,641	5.12	16,463	5.12
	2015	5,662	5.04	5,211	5.02
	2016	4,026	4.98	3,818	4.98
	2017	1,787	4.98	1,787	4.98
Subtotal		121,747	5.25	212,364	5.27
Total long-term borrowings		$4,381,664	4.26%	$4,858,821	4.27%

At December 31, 2011, TCF has pledged loans secured by residential real estate, commercial real estate loans and FHLB stock with an aggregate carrying value of $6.9 billion as collateral for FHLB advances. Included in FHLB advances and repurchase agreements at December 31, 2011 are $300 million of fixed-rate FHLB advances and repurchase agreements, which are callable quarterly by counterparties at par until maturity.

The probability that the advances and repurchase agreements will be called by counterparties depends primarily on the level of related interest rates during the call period. If FHLB advances are called, replacement funding will be available from the FHLB at the then-prevailing market rate of interest for the term selected by TCF, subject to standard terms and conditions.

The next call year and stated maturity year for the callable FHLB advances and repurchase agreements outstanding at December 31, 2011 were as follows.

(Dollars in thousands)		Weighted-		Weighted-
		Average	Stated	Average
Year	Next Call	Rate	Maturity	Rate
2012	$300,000	4.04%	$ –	–%
2015	–	–	200,000	3.88
2017	–	–	100,000	4.37
2018	–	–	–	–
2019	–	–	–	–
Total	$300,000	4.04	$300,000	4.04

During the first quarter of 2011, TCF repaid its $90 million senior unsecured variable-rate term note. TCF was not in default with respect to any of its covenants under the variable-rate term note agreement prior to or at the time of repayment.

The $71 million of subordinated notes due 2014 reprice quarterly at the three-month LIBOR rate plus 1.63%. These subordinated notes may be redeemed by TCF Bank at par once a quarter at TCF’s discretion. The $50 million of subordinated notes due 2015 reprice quarterly at the three-month LIBOR rate plus 1.56%. These subordinated notes may be redeemed by TCF Bank at par once a quarter at TCF’s discretion. The $74.6 million of subordinated notes due 2016 have a fixed-rate coupon of 5.5% until February 1, 2016. All of these subordinated notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations.

TCF’s trust preferred securities are callable, with Federal Reserve approval, at par beginning August 15, 2013 or within 90 days of the occurrence of a “capital treatment event,” as defined by TCF’s trust preferred securities Supplemental Indenture dated August 19, 2008.

TCF will have to seek approval from the Federal Reserve to redeem the trust preferred securities. While TCF believes it will be granted such approval based on the approval it has previously received, TCF cannot be assured that the Federal Reserve will be willing to approve the redemption.

Note 13. Income Taxes

(In thousands)	Current	Deferred	Total
Year ended December 31, 2011:
Federal	$ (2,737)	$56,144	$53,407
State	16,740	(5,706)	11,034
Total	$14,003	$50,438	$64,441
Year ended December 31, 2010:
Federal	$49,462	$27,100	$76,562
State	11,695	1,914	13,609
Total	$61,157	$29,014	$90,171
Year ended December 31, 2009:
Federal	$ 4,311	$37,636	$41,947
State	6,285	1,579	7,864
Total	$10,596	$39,215	$49,811

The effective income tax rate differs from the federal income tax rate of 35% as a result of the following.

	Year Ended December 31,
	2011	2010	2009
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) in income tax expense resulting from:
State income tax, net of federal income tax benefit	4.01	3.62	3.56
Investments in affordable housing	(.69)	(.76)	(1.31)
Deductible stock dividends	(.34)	(.25)	(.78)
Changes in uncertain tax positions	.05	(.14)	(3.16)
Compensation deduction limitations	.22	.17	.69
Non-controlling interest tax effect	(1.01)	(.48)	.10
Tax exempt income	(.82)	(.41)	(.22)
Other, net	(.38)	.14	.79
Effective income tax rate	36.04%	36.89%	34.67%

A reconciliation of the change in the gross amount, before related tax effects, of unrecognized tax benefits from January 1, 2011 to December 31, 2011 is as follows.

(In thousands)
Balance at January 1, 2011	$2,464
Increases for tax positions related to the current year	273
Increases for tax positions related to prior years	605
Decreases for tax positions related to prior years	(261)
Settlements with taxing authorities	(84)
Decreases related to lapses of applicable statutes of limitation	(620)
Balance at December 31, 2011	$2,377

The total amount of unrecognized tax benefits that, if recognized, would affect the tax provision and the effective income tax rate is $1 million, net of related tax benefit effects. The gross amount of accrued interest on unrecognized tax benefits was $240 thousand at December 31, 2011. TCF recorded an increase in accrued interest of $22 thousand for 2011 and a reduction in accrued interest of $154 thousand during 2010.

TCF’s federal income tax returns are open and subject to examination for the 2008 and later tax return years. TCF’s various state income tax returns are generally open for the 2007 and later tax return years based on individual state statutes of limitation. Changes in the amount of unrecognized tax benefits within the next twelve months from normal expirations of statutes of limitation are not expected to be material.

The significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows.

	At December 31,
(In thousands)	2011	2010
Deferred tax assets:
Allowance for loan and lease losses	$ 92,031	$ 93,159
Stock compensation and deferred compensation plans	23,464	18,910
Securities available for sale	–	9,442
Net operating losses	16,316	8,988
Valuation allowance	(5,094)	(4,159)
Accrued expense	3,469	3,200
Other	6,462	8,655
Total deferred tax assets	136,648	138,195
Deferred tax liabilities:
Lease financing	304,996	252,951
Securities available for sale	32,568	–
Loan fees and discounts	21,938	23,124
Premises and equipment	20,505	16,434
Prepaid expenses	9,092	9,431
Goodwill and other intangibles	5,532	2,780
Investments in FHLB stock	2,509	3,183
Other	6,385	4,471
Total deferred tax liabilities	403,525	312,374
Net deferred tax liabilities	$266,877	$174,179

The net operating losses at December 31, 2011 consist of federal net operating losses of $3.4 million that expire in years 2027 through 2031 and state net operating losses of $12.9 million that expire in years 2012 through 2031.

Note 14. Equity

Restricted Retained Earnings   Retained earnings at TCF Bank at December 31, 2011 includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to stockholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Treasury Stock and Other   Treasury stock and other consists of the following.

(In thousands)	2011	2010
Treasury stock, at cost	$ (1,102)	$ (1,325)
Shares held in trust for deferred compensation plans, at cost	(32,265)	(21,790)
Total	$(33,367)	$(23,115)

No repurchases of common stock were made in 2011, 2010 or 2009. At December 31, 2011, TCF had 5.4 million shares remaining in its stock repurchase programs authorized by the Board. Prior consultation with the Federal Reserve is required by regulation before TCF could begin to repurchase its common stock.

Public Offering of Common Stock   In March of 2011 and February of 2010, TCF completed public offerings of common stock which raised net proceeds of $219.7 million and $164.6 million, respectively, through the issuance of 15,081,968 and 12,322,250 common shares, respectively.

Shares Held in Trust for Deferred Compensation Plans   TCF has maintained certain deferred compensation plans that previously allowed eligible executives, senior officers and certain other employees to defer payment of up to 100% of their base salary and bonus as well as grants of restricted stock. In October of 2008, TCF terminated these plans for those participants who elected to do so. Directors are allowed to defer up to 100% of their fees and restricted stock awards. TCF also has a supplemental nonqualified Employee Stock Purchase Plan in which certain employees can contribute from 0% to 50% of their salary and bonus. TCF matching contributions to this plan totaled $474 thousand and $807 thousand in 2011 and 2010, respectively. TCF made no other contributions to these plans, other than payment of administrative expenses. The amounts deferred were invested in TCF stock or other publicly traded stocks, bonds or mutual funds. At December 31, 2011, the fair value of the assets in the plans totaled $34.2 million and included $24.4 million invested in TCF common stock compared with a total fair value of $31.4 million, including $22.3 million invested in TCF common stock at December 31, 2010. The cost of TCF common stock held by TCF’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.

Warrants   At December 31, 2011, TCF had 3,199,988 warrants outstanding with a strike price of $16.93 per share, which expire on November 14, 2018. Upon the completion of the U.S. Treasury’s secondary public offering of the warrants issued under the Capital Purchase Program (CPP), in December of 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol “TCBWS”. As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

Joint Venture   TCF has a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® branded products with reliable, cost-effective sources of financing. TCF and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron. As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements. Toro’s interest is reported as a non-controlling interest within equity and qualifies as tier 1 regulatory capital.

Note 15. Regulatory Capital Requirements

TCF is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking agencies that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained profits for the current year combined with its retained net profits for the preceding two calendar years, which was $329.4 million at December 31, 2011, without prior approval of the Office of the Comptroller of the Currency (the “OCC”). TCF Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. TCF Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements.

The following table sets forth TCF’s and TCF Bank’s regulatory tier 1 leverage, tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements.

	Actual		Minimum Capital Requirement (1)		Well-Capitalized Capital Requirement (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Tier 1 leverage capital (2)
TCF	$1,706,926	9.15%	$ 745,887	4.00%	N.A.	N.A.
TCF Bank	1,553,381	8.33	745,940	4.00	$ 932,426	5.00%
Tier 1 risk-based capital
TCF	1,706,926	12.67	539,013	4.00	808,520	6.00
TCF Bank	1,553,381	11.53	538,829	4.00	808,243	6.00
Total risk-based capital
TCF	1,994,875	14.80	1,078,026	8.00	1,347,533	10.00
TCF Bank	1,841,273	13.67	1,077,658	8.00	1,347,072	10.00

As of December 31, 2010:
Tier 1 leverage capital
TCF	$1,459,703	7.91%	$ 738,105	4.00%	N.A.	N.A.
TCF Bank	1,503,379	8.15	737,702	4.00	$ 922,128	5.00%
Tier 1 risk-based capital
TCF	1,459,703	10.47	557,465	4.00	836,198	6.00
TCF Bank	1,503,379	10.80	557,057	4.00	835,585	6.00
Total risk-based capital
TCF	1,792,683	12.86	1,114,930	8.00	1,393,663	10.00
TCF Bank	1,836,233	13.19	1,114,114	8.00	1,392,642	10.00

N.A. Not Applicable.

(1)    The minimum and well-capitalized requirements are determined by the Federal Reserve for TCF and by the OCC for TCF Bank pursuant to the FDIC Improvement Act of 1991. At December 31, 2011, TCF and TCF Bank exceeded their regulatory capital requirements and are considered “well-capitalized.”

(2)    The minimum Tier 1 leverage ratio for bank holding companies and banks is 3.0 or 4.0 percent depending on factors specified in regulations issued by federal banking agencies.

Note 16. Stock Compensation

The TCF Financial Incentive Stock Program (the “Program”) was adopted to enable TCF to attract and retain key personnel. At December 31, 2011, there were 3,633,405 shares reserved for issuance under the Program.

At December 31, 2011, there were 126,809 shares of performance-based restricted stock that will vest only if certain return on equity goals or service conditions, as defined in the Program, are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited. Other restricted stock grants vest over periods from one year to seven years. Information about restricted stock is summarized as follows.

	At or For the Year Ended December 31,
(Dollars in thousands, except per-share data)	2011	2010	2009
Weighted-average grant date fair value of restricted stock per share	$ 12.36	$ 13.36	$ 10.33
Compensation expense for restricted stock	$10,273	$ 9,121	$ 7,852
Unrecognized stock compensation expense for restricted stock awards and options	15,723	12,377	17,346
Tax benefit recognized for stock compensation expense	$ 3,984	$ 3,513	$ 3,034
Weighted average amortization (years)	1.0	.9	1.6

TCF has also issued stock options under the Program that generally become exercisable over a period of one to ten years from the date of the grant and expire after ten years. All outstanding options have a fixed exercise price equal to the market price of TCF common stock on the date of grant.

The following table reflects TCF’s stock option and restricted stock transactions under the Program since December 31, 2008.

	Restricted Stock		Stock Options
	Shares	Price Range	Shares	Price Range	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Outstanding at December 31, 2008	1,887,517	$9.41 - 30.28	2,373,419	$11.78 -15.75	9.26	$14.44
Granted	718,761	8.29 - 13.43	–	–		–
Exercised	–	–	(108,800)	11.78 -14.52		14.14
Forfeited	(481,000)	10.37 - 28.71	(56,000)	11.78 -15.75		14.95
Vested	(254,433)	17.33 - 30.28	–	–		–
Outstanding at December 31, 2009	1,870,845	7.57 - 30.28	2,208,619	12.85 -15.75	8.26	14.44
Granted	307,433	11.50 - 14.60	–	–		–
Forfeited	(20,000)	10.37 - 28.02	–	–		–
Vested	(387,653)	8.29 - 28.71	–	–
Outstanding at December 31, 2010	1,770,625	7.57 - 30.13	2,208,619	12.85 -15.75	7.26	14.44
Granted	1,247,500	6.16 - 14.89	–	–		–
Forfeited	(120,886)	7.57 - 28.02	(9,875)	15.75 -15.75		15.75
Vested	(613,125)	7.57 - 30.13	–	–		–
Outstanding at December 31, 2011	2,284,114	6.16 - 28.64	2,198,744	12.85 -15.75	5.72	14.43
Exercisable at December 31, 2011	N.A.	N.A.	1,109,640	12.85 -15.75		14.44

N.A. Not Applicable.

Note 17. Employee Benefit Plans

Employees Stock Purchase Plan  The TCF Employees Stock Purchase Plan, a qualified 401(K) and employee stock ownership plan, generally allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service (“IRS”). TCF matches the contributions of all participants with TCF common stock at the rate of 50 cents per dollar for employees with one through four years of service, up to a maximum company contribution of 3% of the employee’s covered compensation, 75 cents per dollar for employees with five through nine years of service, up to a maximum company contribution of 4.5% of the employee’s covered compensation, and $1 per dollar for employees with 10 or more years of service, up to a maximum company contribution of 6% of the employee’s covered compensation, subject to the annual covered compensation limitation imposed by the IRS. Employee contributions vest immediately while the Company’s matching contributions are subject to a graduated vesting schedule based on an employee’s years of service with full vesting after five years. Employees have the opportunity to diversify and invest their account balance, including matching contributions, in various mutual funds or TCF common stock. At December 31, 2011, the fair value of the assets in the plan totaled $138.9 million and included $84 million invested in TCF common stock. The Company’s matching contributions are expensed when made. TCF’s contributions to the plan were $7.6 million in 2011 and $6.9 million in both 2010 and 2009.

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

The measurement of the projected benefit obligation, prepaid pension asset, pension liability and annual pension expense involves complex actuarial valuation methods and the use of actuarial and economic assumptions. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from the actuarial-based estimates. Differences between estimates and actual experience are recorded in the year they occur. TCF closely monitors all assumptions and updates them annually. TCF does not consolidate the assets and liabilities associated with the Pension Plan.

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

The following table sets forth the status of the Pension Plan and the Postretirement Plan at the dates indicated. Amounts have been restated for the effects of a change in accounting principle. See Note 28 for additional information.

	Pension Plan		Postretirement Plan
	Year Ended December 31,
(In thousands)	2011	2010	2011	2010
Benefit obligation:
Accrued participant balance – vested	$47,449	$48,473	N.A.	N.A.
Present value of future service and benefits	(1,229)	443	N.A.	N.A.
Total projected benefit obligation	$46,220	$48,916	N.A.	N.A.
Accumulated benefit obligation	$46,220	$48,916	N.A.	N.A.
Change in benefit obligation
Benefit obligation at beginning of year	$48,916	$48,824	$ 9,555	$ 9,166
Service cost – benefits earned during the year	–	–	2	1
Interest cost on projected benefit obligation	2,223	2,554	431	455
Plan amendment	–	–	(304)	–
Actuarial (gain) loss	(1,718)	1,726	(1,426)	461
Benefits paid	(3,201)	(4,188)	(526)	(528)
Projected benefit obligation at end of year	46,220	48,916	7,732	9,555
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	56,355	50,605	–	–
Actual return on plan assets	3,975	9,938	–	–
Benefits paid	(3,201)	(4,188)	(526)	(528)
TCF Contributions	–	–	526	528
Fair value of plan assets at end of year	57,129	56,355	–	–
Funded status of plans at end of year	$10,909	$ 7,439	$(7,732)	$(9,555)
Amounts recognized in the Statements of Financial Condition: Prepaid (accrued) benefit cost at end of year	$10,909	$ 7,439	$(7,732)	$(9,555)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss, before tax:	–	–	–	7
Transition obligation
Prior service cost	–	–	(301)	–
Accumulated other comprehensive (income) loss, before tax	–	–	(301)	7
Total recognized asset (liability)	$10,909	$ 7,439	$(8,033)	$(9,548)

N.A. Not Applicable.

TCF’s Pension Plan investment policy states that assets may be invested in direct obligations of the U.S. government, U.S. treasury bills, notes or bonds, with maturity dates not exceeding ten years. At December 31, 2011, assets held in trust for the Pension Plan included U.S. treasury notes. The fair value of these assets is based upon quotes from independent asset pricing services for identical assets based on active markets, which are considered level 1 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures and are measured on a recurring basis.

The following table sets forth the changes recognized in accumulated other comprehensive (income) loss at the dates indicated.

	Postretirement Plan
	Year Ended December 31,
(In thousands)	2011	2010	2009
Accumulated other comprehensive loss at the beginning of the year	$ 7	$11	$15
Prior service cost	(301)	–	–
Adjustment to transition obligation	(3)	–	–
Amortizations (recognized in net periodic benefit plan cost):
Transition obligation	(4)	(4)	(4)
Total recognized in other comprehensive (income)	(308)	(4)	(4)
Accumulated other comprehensive (income) loss at end of year, before tax	$(301)	$ 7	$11

The measurement dates used for determining the Pension Plan and the Postretirement Plan projected and accumulated benefit obligations and the dates used to value plan assets were December 31, 2011 and December 31, 2010. The discount rate used to measure the benefit obligations of the Pension Plan and the Postretirement Plan was 4% for the year ended December 31, 2011 and 4.75% for the year ended December 31, 2010.

Net periodic benefit plan (income) cost included in compensation and employee benefits expense consists of the following.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2011	2010	2009	2011	2010	2009
Interest cost	$ 2,223	$ 2,554	$ 2,918	$ 431	$455	$ 495
Return on plan assets	(3,975)	(9,938)	(13,560)	–	–	–
Service cost	–	–	–	2	1	7
Recognized actuarial (gain) loss	(1,718)	1,726	936	(1,426)	461	891
Amortization of transition obligation	–	–	–	4	4	4
Net periodic benefit plan (income) cost	$(3,470)	$(5,658)	$ (9,706)	$ (989)	$921	$1,397

Pension Plan actual return on plan assets, net of administrative expenses was 7% for the year ended December 31, 2011 and 21.1% for the year ended December 31, 2010. The actual gain on plan assets for the year ended December 31, 2011 totaled $4 million and reduced net periodic benefit cost during 2011.

The discount rate and expected long-term rate of return on plan assets used to determine the estimated net benefit plan cost were as follows.

	Pension Plan			Postretirement Plan
	Year Ended December 31,			Year Ended December 31,
Assumptions used to determine net benefit plan cost	2011	2010	2009	2011	2010	2009
Discount rate	4.75%	5.50%	6.25%	4.75%	5.25%	6.25%
Expected long-term rate of return on plan assets	5.00	8.50	8.50	N.A.	N.A.	N.A.

N.A. Not Applicable.

Prior service credits of the Postretirement Plan totaling $29 thousand are included within accumulated other comprehensive income at December 31, 2011 and are expected to be recognized as components of net periodic benefit cost during 2012.

The actuarial assumptions used in the Pension Plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined by reference to historical market returns and future expectations. The 10-year average return of the index consistent with the Pension Plan’s current investment strategy was 3.9%, net of administrative expenses. Although past performance is no guarantee of the future results, TCF is not aware of any reasons why it should not be able to achieve the assumed future average long-term annual returns of 1.5%, net of administrative expenses, on plan assets over complete market cycles. A 1% difference in the expected return on plan assets would result in a $550 thousand change in net periodic benefit cost.

The discount rate used to determine TCF’s Pension Plan and Postretirement Plan benefit obligations as of December 31, 2011 and December 31, 2010, was determined by matching estimated benefit cash flows to a yield curve derived from corporate bonds rated AA by Moody’s. Bonds containing call or put provisions were excluded. The average estimated duration of TCF’s Pension and Postretirement Plans varied between seven and eight years.

Included within the net periodic benefit plan cost for the Pension Plan are recognized actuarial gains and losses. The decrease in the discount rate from 4.75% at December 31, 2010 to 4% at December 31, 2011 increased net periodic pension cost by $2.4 million during 2011. The reduction of the interest crediting rate from 4.5% at December 31, 2010 to 3.5% at December 31, 2011 and other interest crediting assumption changes reduced net periodic pension cost for 2011 by $3.7 million. Various plan participant census changes decreased the 2011 net periodic pension cost by $400 thousand.

Included in the net periodic benefit plan cost for the Postretirement Plan are recognized actuarial gains and losses. The Postretirement Plan change in actuarially estimated cost per participant as of December 31, 2011 reduced net periodic benefit cost by $1.3 million. Actual claims paid during 2011 totaled $453 thousand less than expected, reducing net periodic benefit cost. The decrease in the discount rate from 4.75% at December 31, 2010 to 4% at December 31, 2011 increased net periodic benefit cost by $410 thousand. Various plan demographic changes decreased the net periodic pension cost by $72 thousand.

For 2011, TCF is eligible to contribute up to $18 million to the Pension Plan until the 2011 federal income tax return extension due date under various IRS funding methods. During 2011, TCF made no cash contributions to the Pension Plan. TCF does not expect to be required to contribute to the Pension Plan in 2012. TCF expects to contribute $823 thousand to the Postretirement Plan in 2012. TCF contributed $526 thousand and $528 thousand to the Postretirement Plan for the years ended December 31, 2011 and 2010, respectively. TCF currently has no plans to pre-fund the Postretirement Plan in 2012.

The following are expected future benefit payments used to determine projected benefit obligations.

(In thousands)	Pension Plan	Postretirement Plan
2012	$ 4,288	$ 823
2013	3,646	799
2014	4,097	770
2015	3,182	738
2016	3,201	705
2017-2021	14,773	2,984

The following table presents assumed health care cost trend rates for the Postretirement Plan at December 31, 2011 and 2010.

	2011	2010
Health care cost trend rate assumed for next year	6.75%	7.50%
Final health care cost trend rate	5%	5%
Year that final health care trend rate is reached	2023	2023

Assumed health care cost trend rates have an effect on the amounts reported for the Postretirement Plan. A 1% change in assumed health care cost trend rates would have the following effects.

	1-Percentage-Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost components	$ 19	$ (18)
Effect on postretirement benefits obligations	354	(321)

Note 18. Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments with off-balance sheet risk are summarized as follows.

	At December 31,
(In thousands)	2011	2010
Commitments to extend credit:
Consumer real estate and other	$1,349,779	$1,444,619
Commercial	279,076	277,427
Leasing and equipment finance	177,534	148,597
Total commitments to extend credit	1,806,389	1,870,643
Standby letters of credit and guarantees on industrial revenue bonds	26,964	31,062
Total	$1,833,353	$1,901,705

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

Standby Letters of Credit and Guarantees on Industrial Revenue Bonds  Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by TCF guaranteeing the performance of a customer to a third-party. These conditional commitments expire in various years through 2016. Collateral held primarily consists of commercial real estate mortgages. Since the conditions under which TCF is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Note 19. Foreign Exchange Contracts

Forward foreign exchange contracts to sell a foreign currency are used to manage the foreign exchange risk associated with certain assets, liabilities and forecasted transactions. Forward foreign exchange contracts represent agreements to exchange a foreign currency for U.S. dollars at an agreed-upon price on an agreed-upon settlement date.

All forward foreign exchange contracts are recognized within other assets or other liabilities at fair value on the Consolidated Statements of Financial Condition. These contracts typically settle within 30 days with the exception of contracts associated with cash flow hedges which have maturities as long as seven months. The following table summarizes the forward foreign exchange contracts, recorded at fair value, that are reflected within other assets and other liabilities on TCF’s Consolidated Statements of Financial Condition. See Note 20, Fair Value Measurement for additional information.

		December 31, 2011
		Receivables			Payables
(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$176,979	$ –	$ 396	$ 396	$ 3	$ 662	$ 665
Netting adjustments (1)		–	(396)	(396)	(3)	(378)	(381)
Net receivable / payable		$ –	$ –	$ –	$ –	$ 284	$ 284

		December 31, 2010
		Receivables			Payables
(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$185,540	$ 12	$ 3	$ 15	$198	$1,659	$1,857
Netting adjustments (1)		(12)	(3)	(15)	(12)	(3)	(15)
Net receivable / payable		$ –	$ –	$ –	$186	$1,656	$1,842

(1)    Foreign exchange contract receivables and payables, and the related cash collateral received and paid are netted when a legally enforceable master netting agreement exists between TCF and a counterparty. Includes $150 thousand of cash collateral received and $135 thousand of cash collateral posted at December 31, 2011.

The value of forward foreign exchange contracts will vary over their contractual term as the related currency exchange rates fluctuate. The accounting for changes in the fair value of a forward foreign exchange contract depends on whether or not the contract has been designated and qualifies as a hedge. To qualify as a hedge, a contract must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a contract to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must also identify the hedging instrument, the asset or liability and type of risk to be hedged and how the effectiveness of the contract is assessed prospectively and retrospectively. To assess effectiveness, TCF uses statistical methods such as regression analysis. The extent to which a contract has been, and is expected to continue to be effective at offsetting changes in cash flows or the net investment must be assessed and documented quarterly. If it is determined that a contract is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

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

Cash Flow Hedges  Foreign exchange contracts, which include forward contracts, were used to manage the foreign exchange risk associated with certain minimum lease payment streams. TCF had less than $1 thousand of unrealized gains and $2 thousand of unrealized losses, at December 31, 2011 and 2010, respectively, classified as cash flow hedges and recorded in other comprehensive income (loss). During 2011, TCF recorded gains on foreign exchange contracts totaling $289 thousand within other comprehensive income, which were also reclassified into earnings. For the year ended December 31, 2011, losses of $24 thousand were excluded from the assessment of hedge effectiveness of TCF’s cash flow hedges, while the amount excluded in 2010 was less than $1 thousand.

Net Investment Hedges  Foreign exchange contracts, which include forward contracts and currency options, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned Canadian subsidiary, along with certain assets, liabilities and forecasted transactions of that subsidiary. The gross amount of related gains or losses included in the cumulative translation adjustment within other comprehensive income (loss) for the year ended December 31, 2011 was a gain of $259 thousand. For the year ending December 31, 2010, a loss of $195 thousand was included in the cumulative translation adjustment within other comprehensive income (loss).

The following table summarizes the pre-tax impact of foreign exchange activity on other non-interest expense within the Consolidated Statements of Income and Consolidated Statements of Financial Condition, by accounting designation.

	For the Year Ended December 31,
(In thousands)	2011	2010
Consolidated Statements of Income:
Foreign exchange (losses) gains	$(4,751)	$ 1,720
Forward foreign exchange contract losses:
Cash flow hedge	$ 265	$ –
Not designated as hedges	3,062	(1,976)
Total forward foreign exchange contract gains (losses)	3,327	(1,976)
Net realized losses	(1,424)	(256)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(433)	575
Net investment hedge	259	(195)
Cash flow hedge	2	(1)
Net unrealized (loss) gain	$ (172)	$ 379

TCF executes all of its foreign exchange contracts in the over-the-counter market with large, international financial institutions pursuant to International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements. These agreements include credit risk-related features that enhance the creditworthiness of these instruments as compared with other obligations of the respective counterparty with whom TCF has transacted by requiring that additional collateral be posted under certain circumstances. At December 31, 2010, TCF had posted $854 thousand of U.S. Treasury securities as collateral under such agreements in the normal course of business. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions.

In connection with certain over-the-counter forward foreign exchange contracts, TCF could be required to terminate transactions with certain counterparties in the event that, among other things, TCF Bank’s long-term debt is rated less than BBB- by Standard and Poor’s or Baa3 by Moody’s. At December 31, 2011, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $76.4 million. In the event TCF was rated less than BB- by Standard and Poor’s, the contract could be terminated or TCF may be required to provide approximately $1.5 million of additional collateral. There were $344 thousand of forward foreign exchange contracts containing credit risk related features in a net liability position at December 31, 2011 with cash collateral posted by TCF of $135 thousand to offset these contracts.

Note 20. Fair Value Measurement

Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price.” The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at December 31, 2011.

Securities Available for Sale  Securities available for sale consist primarily of U.S. Government sponsored enterprise securities and federal agencies and U.S. Treasury securities. The fair value of U.S. Government sponsored enterprise securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are classified as Level 2 assets. The fair value of U.S. Treasury bills and notes is recorded using prices obtained from independent asset pricing services that obtain prices from brokers and active market participants, and are classified as Level 1 assets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity. However, management does not adjust these prices.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Readily Available Market Prices	(1)	Observable Market Prices	(2)	Company Determined Market Prices	(3)	Total at Fair Value
At December 31, 2011:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ –		$2,322,336		$ –		$2,322,336
Other	–		–		152		152
Other securities	252		–		1,298		1,550
Forward foreign currency contracts	–		396		–		396
Assets held in trust for deferred compensation plans (4)	9,833		–		–		9,833
Total assets	$10,085		$2,322,732		$1,450		$2,334,267
Forward foreign currency contracts	$ –		$ 665		$ –		$ 665
Total liabilities	$ –		$ 665		$ –		$ 665
At December 31, 2010:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$ –		$1,903,536		$ –		$1,903,536
Other	–		–		222		222
U.S. Treasury securities	25,000		–		–		25,000
Other securities	–		–		2,416		2,416
Forward foreign currency contracts	–		15		–		15
Assets held in trust for deferred compensation plans (4)	9,178		–		–		9,178
Total assets	$34,178		$1,903,551		$ 2,638		$1,940,367
Forward foreign currency contracts	$ –		$ 1,857		$ –		$ 1,857
Total liabilities	$ –		$ 1,857		$ –		$ 1,857

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

The change in total assets carried at fair value using Company Determined Market Prices, from December 31, 2010 to December 31, 2011, was the result of decreases in fair values of $672 thousand recorded within non-interest expense, decreases in fair value of $82 thousand recorded through other comprehensive income, sales of $100 thousand and reductions due to principal paydowns of $70 thousand. Transfers to securities measured at fair value using Readily Available Market Prices from securities measured using Company Determined Market Prices were $264 thousand.

The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Loans  Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral.

Real Estate Owned and Repossessed and Returned Equipment  The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value. The fair value of repossessed and returned equipment is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned equipment. Real estate owned and repossessed and returned equipment were written down $26.4 million, which is included in foreclosed real estate and repossessed assets, net expense, during the year ended December 31, 2011.

The table below presents the balances of assets which were measured at fair value on a non-recurring basis.

(In thousands)	Readily Available Market Prices	(1)	Observable Market Prices	(2)	Company Determined Market Prices	(3)	Total at Fair Value
At December 31, 2011:
Loans (4)	$ –		$ –		$ 29,003		$ 29,003
Real estate owned (5)	–		–		122,263		122,263
Repossessed and returned equipment (5)	–		3,889		270		4,159
Investments (6)	–		–		4,244		4,244
Total	$ –		$3,889		$155,780		$159,669
At December 31, 2010:
Loans (4)	$ –		$ –		$ 42,683		$ 42,683
Real estate owned (5)	–		–		127,295		127,295
Repossessed and returned equipment (5)	–		5,731		1,180		6,911
Investments (6)	–		–		4,296		4,296
Total	$ –		$5,731		$175,454		$181,185

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

(5)    Amounts do not include assets held at cost at December 31, 2011 or 2010.

(6)    Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

Note 21. Fair Values of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2011 and December 31, 2010 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of TCF’s remaining financial instruments are set forth in the following table. This information represents only a portion of TCF’s balance sheet, and not the estimated value of the Company as a whole. Non-financial instruments such as the value of TCF’s branches and core deposits, leasing operations and the future revenues from TCF’s customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of TCF.

	At December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	$ 1,389,704	$ 1,389,704	$ 663,901	$ 663,901
Investments	157,780	157,780	179,768	179,768
Securities available for sale	2,324,038	2,324,038	1,931,174	1,931,174
Loans and leases held for sale	14,321	14,524	–	–
Interest only strips	22,436	22,436	–	–
Loans:
Consumer real estate and other	6,933,804	6,583,570	7,195,269	6,907,960
Commercial real estate	3,198,698	3,154,724	3,328,216	3,222,201
Commercial business	250,794	242,331	317,987	303,172
Equipment finance loans	1,110,803	1,118,271	939,474	942,167
Inventory finance loans	624,700	623,651	792,354	792,940
Allowance for loan losses (1)	(255,672)	–	(265,819)	–
Total financial instrument assets	$15,771,406	$15,631,029	$15,082,324	$14,943,283
Financial instrument liabilities:
Checking, savings and money market deposits	$11,136,389	$11,136,389	$10,556,788	$10,556,788
Certificates of deposit	1,065,615	1,068,793	1,028,327	1,031,090
Short-term borrowings	6,416	6,416	126,790	126,790
Long-term borrowings	4,381,664	4,913,637	4,858,821	5,280,615
Forward foreign currency contracts	284	284	1,842	1,842
Total financial instrument liabilities	$16,590,368	$17,125,519	$16,572,568	$16,997,125
Financial instruments with off-balance sheet risk: (2)
Commitments to extend credit (3)	$ 31,210	$ 31,210	$ 33,909	$ 33,909
Standby letters of credit (4)	(71)	(71)	(92)	(92)
Total financial instruments with off-balance-sheet risk	$ 31,139	$ 31,139	$ 33,817	$ 33,817

(1) Expected credit losses are included in the estimated fair values.

(2) Positive amounts represent assets, negative amounts represent liabilities.

(3) Carrying amounts are included in other assets.

(4) Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization. Securities available for sale, forward foreign exchange contracts and assets held in trust for deferred compensation plans are carried at fair value (see Note 20). Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

Investments  The carrying value of investments in FHLB stock and Federal Reserve stock approximates fair value. The fair value of other investments is estimated based on discounted cash flows using current market rates and consideration of credit exposure.

Loans and Leases Held for Sale  Auto loans and equipment finance leases held for sale are carried at the lower of cost or fair value. The cost of auto loans held for sale includes the unpaid principal balance, net of deferred loan fees and cost and dealer participation premiums. Estimated fair values are based upon recent loan sale transactions and any available price quotes on loans with similar coupons, maturities and credit quality.

Interest Only Strips  The fair value of the interest only strip represents the present value of future cash flows to be generated by the loans, in excess of the interest paid to investors and servicing revenue received on the loans, and is included in other assets in the Consolidated Statements of Financial Condition. This excess interest represents future proceeds and is generated as the contractual loan rate less the fixed rate that will be paid to the investor as specified in the loan sale agreements. TCF uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the estimated fair value of its interest only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that the Company believes are commensurate with the risks associated with the cash flows. These assumptions are inherently subject to volatility and uncertainty, and as a result, the estimated fair value of the interest only strip will potentially fluctuate from period to period and such fluctuations could be significant.

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

Financial Instruments with Off-Balance Sheet Risk  The fair values of TCF’s commitments to extend credit and standby letters of credit are estimated using fees currently charged to enter into similar agreements as commitments and standby letters of credit similar to TCF’s are not actively traded. Substantially all commitments to extend credit and standby letters of credit have floating rates and do not expose TCF to interest-rate risk; therefore fair value is approximately equal to carrying value.

Note 22. Earnings Per Common Share

TCF’s restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities.

	Year Ended December 31,
(Dollars in thousands, except per-share data)	2011	2010	2009
Basic Earnings Per Common Share
Net income	$ 109,394	$ 150,947	$ 94,269
Preferred stock dividends	–	–	6,378
Non-cash deemed preferred stock dividend	–	–	12,025
Net income available to common stockholders	109,394	150,947	75,866
Earnings allocated to participating securities	292	752	257
Earnings allocated to common stock	$ 109,102	$ 150,195	$ 75,609
Weighted-average share outstanding	155,938,871	139,681,722	127,592,824
Restricted stock	(1,716,565)	(1,065,206)	(999,580)
Weighted-average common shares outstanding for basic earnings per common share	154,222,306	138,616,516	126,593,244
Basic earnings per common share	$ .71	$ 1.08	$ .60
Diluted Earnings Per Common Share
Earnings allocated to common stock	$ 109,102	$ 150,195	$ 75,609
Weighted-average number of common share outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	154,222,306	138,616,516	126,593,244
Net dilutive effect of:
Non-participating restricted stock	204,354	56,844	229
Stock options	82,560	139,155	167
Warrants	–	–	–
Weighted-average common shares outstanding for diluted earnings per common share	154,509,220	138,812,515	126,593,640
Diluted earnings per common share	$ .71	$ 1.08	$ .60

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

For the years ended December 31, 2011, 2010 and 2009, 5 million, 4.1 million and 6.5 million shares, respectively, related to non-participating restricted stock, stock options, and warrants were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 23. Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income (loss). The following table summarizes the components of comprehensive income.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Net income	$109,394	$150,947	$ 94,269
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year on securities available for sale	122,638	3,342	(3,253)
Recognized postretirement prior service cost and transition obligation	308	4	4
Reclassification adjustment for securities gains included in net income	(8,045)	(31,484)	(31,828)
Foreign currency translation adjustment	(433)	575	251
Foreign currency hedge	261	(196)	–
Income tax (expense) benefit	(42,211)	10,407	12,801
Total other comprehensive income (loss)	72,518	(17,352)	(22,025)
Comprehensive income	$181,912	$133,595	$ 72,244

Note 24. Other Expense

Other expense consists of the following.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Card processing and issuance	$ 18,593	$ 19,167	$ 19,792
Professional fees	15,466	17,742	8,504
Telecommunications	12,420	11,915	11,726
Outside processing	11,910	11,487	10,821
Postage and courier	10,241	11,926	13,816
Deposit account losses	8,435	12,590	14,076
Office supplies	6,684	8,342	9,281
ATM processing	4,902	5,820	6,615
Other	56,838	47,264	48,186
Total other expense	$145,489	$146,253	$142,817

Note 25. Business Segments

Retail Banking, Wholesale Banking, Treasury Services and Support Services have been identified as reportable operating segments. Retail Banking includes branch banking and retail lending. Wholesale Banking includes commercial banking, leasing and equipment finance, inventory finance and auto finance. Treasury Services includes TCF’s investment and borrowing portfolios and management of capital, debt and market risks, including interest-rate and liquidity risks. Support Services includes holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments.

TCF evaluates performance and allocates resources based on each segment’s net income. The business segments follow U.S. GAAP as described in Note 1, Summary of Significant Accounting Policies. TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

(In thousands)	Retail Banking	Wholesale Banking	Treasury Services	Support Services	Eliminations and Other (1)	Consolidated
At or For the Year Ended December 31, 2011:
Revenues from external customers:
Interest income	$388,903	$442,632	$106,416	$–	$–	$937,951
Non-interest income (expense)	337,725	98,687	8,558	(536)	–	444,434
Total	$726,628	$541,319	$114,974	$(536)	$–	$1,382,385
Net interest income (expense)	$448,144	$274,696	$(21,023)	$16	$(2,145)	$699,688
Provision for credit losses	162,164	36,132	2,547	–	–	200,843
Non-interest income	337,725	98,687	25,417	139,076	(156,471)	444,434
Non-interest expense	545,323	208,690	28,216	146,375	(164,153)	764,451
Income tax expense (benefit)	28,810	47,087	(9,361)	(2,692)	597	64,441
Income (loss) after income tax expense	49,572	81,474	(17,008)	(4,591)	4,940	114,387
Income attributable to non-controlling interest	–	4,993	–	–	–	4,993
Net income (loss)	$49,572	$76,481	$(17,008)	$(4,591)	$4,940	$109,394
Total assets	$7,284,842	$7,541,242	$7,249,289	$126,767	$(3,222,752)	$18,979,388

At or For the Year Ended December 31, 2010:
Revenues from external customers:
Interest income	$412,038	$454,154	$103,685	$–	$–	$969,877
Non-interest income (expense)	409,601	98,714	31,584	(1,914)	–	537,985
Total	$821,639	$552,868	$135,269	$(1,914)	$–	$1,507,862
Net interest income (expense)	$442,984	$253,122	$5,725	$(1,167)	$(1,462)	$699,202
Provision for credit losses	140,616	94,040	1,781	–	–	236,437
Non-interest income	409,601	98,714	33,188	138,369	(141,887)	537,985
Non-interest expense	562,799	191,320	9,767	141,125	(148,676)	756,335
Income tax expense (benefit)	56,124	23,631	11,138	(1,666)	944	90,171
Income (loss) after income tax expense	93,046	42,845	16,227	(2,257)	4,383	154,244
Income attributable to non-controlling interest	–	3,297	–	–	–	3,297
Net income (loss)	$93,046	$39,548	$16,227	$(2,257)	$4,383	$150,947
Total assets	$7,590,148	$7,823,331	$6,200,121	$216,869	$(3,365,444)	$18,465,025

At or For the Year Ended December 31, 2009:
Revenues from external customers:
Interest income	$433,296	$408,875	$116,010	$–	$–	$958,181
Non-interest income (expense)	418,046	77,238	32,292	(1,721)	–	525,855
Total	$851,342	$486,113	$148,302	$(1,721)	$–	$1,484,036
Net interest income (expense)	$403,179	$206,933	$22,988	$561	$(655)	$633,006
Provision for credit losses	178,030	78,693	1,813	–	–	258,536
Non-interest income	418,046	77,238	32,292	123,787	(125,508)	525,855
Non-interest expense	599,044	156,262	8,256	129,729	(136,636)	756,655
Income tax expense (benefit)	17,525	18,065	17,790	(6,871)	3,302	49,811
Income after income tax expense	26,626	31,151	27,421	1,490	7,171	93,859
Loss attributable to non-controlling interest	–	(410)	–	–	–	(410)
Net income	$26,626	$31,561	$27,421	$1,490	$7,171	$94,269
Total assets	$7,582,747	$7,544,365	$5,549,107	$197,680	$(2,988,724)	$17,885,175

(1)    Includes the portion of pension and other postretirement benefits (expenses) attributable to the annual determination of actuarial gains and losses.

Note 26. Parent Company Financial Information

TCF Financial Corporation’s (parent company only) condensed statements of financial condition as of December 31, 2011 and 2010, and the condensed statements of income and cash flows for the years ended December 31, 2011, 2010 and 2009 are as follows.

Condensed Statements of Financial Condition

	Year Ended December 31,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$ 133,120	$ 17,772
Investment in bank subsidiaries	1,829,588	1,630,341
Accounts receivable from bank subsidiary	16,897	20,571
Other assets	15,313	15,421
Total assets	$1,994,918	$1,684,105
Liabilities and Stockholders’ Equity:
Junior subordinated notes (trust preferred)	$ 114,236	$ 111,061
Senior unsecured term note	–	89,787
Other liabilities	12,549	11,594
Total liabilities	126,785	212,442
Equity	1,868,133	1,471,663
Total liabilities and equity	$1,994,918	$1,684,105

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2011	2010	2009
Interest income	$ 432	$ 37	$ 44
Interest expense	16,227	14,789	12,369
Net interest expense	(15,795)	(14,752)	(12,325)
Dividends from TCF Bank	29,500	4,000	32,000
Other non-interest income:
Affiliate service fees	14,736	12,712	9,127
Other	(1,006)	(1,549)	(1,984)
Total other non-interest income	13,730	11,163	7,143
Non-interest expense:
Compensation and employee benefits	14,367	13,058	9,844
Occupancy and equipment	318	298	365
Other	4,020	2,182	1,487
Total non-interest expense	18,705	15,538	11,696
Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	8,730	(15,127)	15,122
Income tax benefit	7,118	6,442	5,170
Income (loss) before equity in undistributed earnings of subsidiaries	15,848	(8,685)	20,292
Equity in undistributed earnings of bank subsidiaries	93,546	159,632	73,977
Net income	109,394	150,947	94,269
Preferred stock dividend	–	–	6,378
Non-cash deemed preferred stock dividend	–	–	12,025
Net income available to common stockholders	$109,394	$150,947	$ 75,866

Condensed Statements of Cash Flows

	Year Ended December 31
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$109,394	$ 150,947	$ 94,269
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiaries	(93,546)	(159,632)	(73,977)
Other, net	28,320	16,743	29,794
Total adjustments	(65,226)	(142,889)	(44,183)
Net cash provided by operating activities	44,168	8,058	50,086
Cash flows from investing activities:
Capital infusions to bank subsidiary	(33,000)	(255,000)	(50)
Purchase of premises and equipment, net	(133)	(142)	(40)
Other, net	21	–	–
Net cash used by investing activities	(33,112)	(255,142)	(90)
Cash Flows from financing activities:
Dividends paid on common stock	(30,772)	(27,617)	(50,828)
Dividends paid on preferred stock	–	–	(7,925)
Issuance of common stock	219,666	164,748	–
Recission of capital contribution to bank subsidiary	–	–	361,172
Redemption of preferred securities	–	–	(361,172)
Interest paid on trust preferred securities	(12,364)	(12,364)	(12,364)
Shares sold to Employees Stock Purchase Plans	17,971	18,089	19,147
Stock Compensation tax benefits (expense)	280	298	(1,058)
(Repayments of) proceeds from senior unsecured term note	(90,489)	89,640	–
Other, net	–	–	1,537
Net cash provided (used) by financing activities	104,292	232,794	(51,491)
Net increase (decrease) in cash	115,348	(14,290)	(1,495)
Cash and cash equivalents at beginning of year	17,772	32,062	33,557
Cash and cash equivalents at end of year	$133,120	$ 17,772	$ 32,062

TCF Financial Corporation’s (parent company only) operations are conducted through its banking subsidiaries and other subsidiaries. As a result, TCF’s cash flow and ability to make dividend payments to its common stockholders depend on the earnings of its subsidiaries. The ability of TCF’s banking subsidiaries to pay dividends or make other payments to TCF is limited by their obligations to maintain sufficient capital and by other regulatory restrictions on dividends. At December 31, 2011, TCF’s banking subsidiary could pay a total of approximately $329.4 million in dividends to TCF without prior regulatory approval.

Additionally, retained earnings at TCF’s bank subsidiary, at December 31, 2011 includes approximately $134.4 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to stockholders. Future payments or distributions of these appropriated earnings could invoke a tax liability for TCF based on the amount of the distributions and the tax rates in effect at that time.

Note 27. Litigation Contingencies

From time to time, TCF is also a party to other legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve and the OCC. From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations and TCF’s regulatory authorities may impose sanctions on TCF for a failure to maintain regulatory compliance. TCF is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act (“BSA”) compliance. Although the Consent Order does not call for the payment of a civil money penalty, TCF believes the OCC will be issuing written notice to TCF related to TCF’s BSA compliance deficiencies. Under this notice, TCF will be provided the opportunity to respond to the OCC and its findings outlined in this notice. After the OCC’s review of TCF’s response to the notice, the OCC may impose a penalty related to these findings.

TCF is currently not able to estimate a reasonable range of losses relating to that possibility.

Note 28. Change in Accounting Principle

As discussed in Note 1, Summary of Significant Accounting Policies, the financial data for all periods presented has been adjusted to reflect the effect of these accounting changes. The cumulative effect of the change on retained earnings as of January 1, 2009 was a decrease of $27.4 million, with the corresponding adjustment to accumulated other comprehensive income (loss). The significant effects of the change in accounting for pension and other postretirement benefits on TCF’s Consolidated Statements of Income and Consolidated Statements of Financial Condition for the periods presented are included below.

	Year Ended December 31,
(Dollars in thousands, except per-share data)	2010	2009
Consolidated Statements of Income:
Prior accounting:
Compensation and employee benefits	$352,861	$356,996
Income tax expense	87,765	45,854
Net income available to common stockholders	146,564	68,694
Net income per common share
Basic	$ 1.05	$ .54
Diluted	$ 1.05	$ .54
Accounting under new polices:
Compensation and employee benefits	$346,072	$345,868
Income tax expense	90,171	49,811
Net income available to common stockholders	150,947	75,866
Net income per common share
Basic	$ 1.08	$ .60
Diluted	$ 1.08	$ .60

(In thousands)	At December 31, 2010
Consolidated Statements of Financial Condition:
Prior accounting:
Retained earnings, subject to certain restrictions	$1,064,978
Accumulated other comprehensive income (loss)	(31,514)
Accounting under new policies:
Retained earnings, subject to certain restrictions	$1,049,156
Accumulated other comprehensive income (loss)	(15,692)

Other Financial Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes. Prior period financial data has been revised, as applicable, for a retrospective change in accounting principle. See Note 28 of Notes to Consolidated Financial Statements for additional information.

Selected Quarterly Financial Data (Unaudited)

	At
(Dollars in thousands, except per-share data)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Selected Financial Condition Data:
Total loans and leases	$14,150,255	$14,339,715	$14,631,945	$14,796,541	$14,788,304	$14,896,601	$14,639,893	$14,706,423
Securities available for sale	2,324,038	2,600,806	2,463,367	2,172,017	1,931,174	1,947,462	1,940,331	1,899,825
Goodwill	225,640	152,599	152,599	152,599	152,599	152,599	152,599	152,599
Total assets	18,979,388	19,092,027	18,834,416	18,712,136	18,465,025	18,312,978	18,029,622	18,187,102
Deposits	12,202,004	12,320,502	11,939,476	12,043,684	11,585,115	11,461,519	11,523,043	11,882,373
Short-term borrowings	6,416	7,204	9,514	12,898	126,790	344,681	14,805	17,590
Long-term borrowings	4,381,664	4,397,750	4,415,362	4,533,176	4,858,821	4,581,511	4,600,820	4,496,574
Total equity	1,878,627	1,872,044	1,769,619	1,724,471	1,480,163	1,505,327	1,474,113	1,393,405

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Selected Operations Data:
Net interest income	$ 173,434	$ 176,064	$ 176,150	$ 174,040	$ 174,286	$ 173,755	$ 176,499	$ 174,662
Provision for credit losses	59,249	52,315	44,005	45,274	77,646	59,287	49,013	50,491
Net interest income after provision for credit losses	114,185	123,749	132,145	128,766	96,640	114,468	127,486	124,171
Non-interest income:
Fees and other revenue	91,315	116,108	114,369	114,246	120,309	129,437	136,043	123,073
Gains (losses) on securities, net	5,842	1,648	(227)	–	21,185	8,505	(137)	(430)
Gains on auto loans held for sale	1,133	–	–	–	–	–	–	–
Total non-interest income	98,290	117,756	114,142	114,246	141,494	137,942	135,906	122,643
Non-interest expense	187,533	188,848	195,091	192,979	185,972	190,908	188,361	191,094
Income before income tax expense	24,942	52,657	51,196	50,033	52,162	61,502	75,031	55,720
Income tax expense	7,424	19,159	19,086	18,772	17,391	23,226	28,438	21,116
Income after income tax expense	17,518	33,498	32,110	31,261	34,771	38,276	46,593	34,604
Income attributable to non-controlling interest	1,075	1,243	1,686	989	898	912	1,186	301
Net income available to common stockholders	$ 16,443	$ 32,255	$ 30,424	$ 30,272	$ 33,873	$ 37,364	$ 45,407	$ 34,303
Per common share:
Basic earnings	$ .10	$ .20	$ .19	$ .21	$ .24	$ .26	$ .32	$ .26
Diluted earnings	$ .10	$ .20	$ .19	$ .21	$ .24	$ .26	$ .32	$ .26
Dividends declared	$ .05	$ .05	$ .05	$ .05	$ .05	$ .05	$ .05	$ .05
Financial Ratios:
Return on average assets (1)	.37	.71	.68	.68	.75	.85	1.03	.77
Return on average common equity (1)	3.55	7.12	7.00	8.00	9.09	10.08	12.82	10.80
Net interest margin (1)	3.92	3.96	4.02	4.06	4.05	4.14	4.19	4.21
Net charge-offs as a percentage of average loans and leases (1)	1.63	1.48	1.19	1.51	1.75	1.58	1.30	1.22
Average total equity to average assets	9.81	9.58	9.32	8.24	8.05	8.28	7.88	7.10

(1)  Annualized.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Managing Director of Corporate Development (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2011.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by TCF in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (Principal Executive Officer), the Chief Financial Officer (Principal Financial Officer) and the Controller and Managing Director of Corporate Development (Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. TCF’s disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Changes in Internal Control Over Financial Reporting  There were no changes to TCF’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting. During the fourth quarter of 2011, TCF completed the acquisition of Gateway One Lending & Finance, LLC (“Gateway One”), which adopted key controls within TCF’s internal controls over financial reporting upon acquisition.

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

Management, with the participation of the Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Controller and Managing Director of Corporate Development (Principal Accounting Officer), completed an assessment of TCF’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment excluded Gateway One, which was acquired on November 30, 2011. Consolidated revenues for the Company were $1.1 billion during 2011, of which Gateway One represented $2.2 million, or .2%. The consolidated total assets of the Company as of December 31, 2011 were $19 billion, of which Gateway One represented $69.9 million, or .4%. Based on this assessment, management concluded that TCF’s internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, TCF’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

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

/s/ Michael S. Jones

Michael S. Jones

Executive Vice President and Chief Financial Officer

/s/ David M. Stautz

David M. Stautz

Senior Vice President, Controller and Managing Director of Corporate Development

February 21, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TCF Financial Corporation:

We have audited TCF Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TCF Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on TCF Financial Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, TCF Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

TCF Financial Corporation acquired Gateway One Lending and Finance, LLC (“Gateway One”) on November 30, 2011, and management excluded Gateway One’s internal control over financial reporting from its assessment of the effectiveness of TCF Financial Corporation’s internal control over financial reporting as of December 31, 2011. Consolidated revenues for TCF Financial Corporation were $1.1 billion during 2011, of which Gateway One represented $2.2 million, or .2%. The consolidated total assets of TCF Financial Corporation as of December 31, 2011 were $19 billion, of which Gateway One represented $69.9 million, or .4%. Our audit of internal control over financial reporting of TCF Financial Corporation also excluded an evaluation of the internal control over financial reporting of Gateway One.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TCF Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 21, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota

February 21, 2012

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of TCF is set forth in the following sections of TCF’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on April 25, 2012 (the “2012 Proxy Statement”) and incorporated herein by reference: “Proposal 1: Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance” and “Background of Executive Officers Who are Not Directors.”

Information regarding procedures for nominations of Directors is set forth in the sections entitled “Proposal 1: Election of Directors: Corporate Governance – Director Nominations” and Additional Information in TCF’s 2012 Proxy Statement and is incorporated herein by reference.

Audit Committee and Financial Expert

Information regarding TCF’s separately standing Audit Committee, its members and financial experts is set forth in the 2012 Proxy Statement under “Proposal 1: Election of Directors: Background of the Nominees” and “Corporate Governance: Board Committees, Committee Memberships, and Meetings in 2011” and is incorporated herein by reference.

TCF’s Board of Directors is required to determine whether it has at least one Audit Committee Financial Expert and that the Audit Committee Financial Expert is independent. An Audit Committee Financial Expert is a committee member who has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of these principles in connection with the accounting for estimates, accruals and reserves. Additionally, this individual should have experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by TCF’s Financial Statements, or experience actively supervising one or more persons engaged in such activities. The member should also have an understanding of internal control over financial reporting as well as an understanding of audit committee functions.

The Board has determined that Gerald A. Schwalbach, the Audit Committee Chairman, Thomas A. Cusick, George G. Johnson, Vance K. Opperman and Richard A. Zona, meet the requirements of Audit Committee Financial Expert. The Board has also determined that Messrs. Schwalbach, Cusick, Johnson, Opperman and Zona are independent.

Code of Ethics for Senior Financial Management

TCF has adopted a Code of Ethics applicable to the Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and Principal Accounting Officer (“PAO”) (the “Senior Financial Management Code of Ethics”) as well as a code of ethics generally applicable to all officers (including the PEO, PFO and PAO), directors and employees of TCF (the “Code of Ethics”). The Code of Ethics and Senior Financial Management Code of Ethics are both available for review at TCF’s website at www.tcfbank.com by clicking on “Investor Relations,” then “Corporate Governance” and then “Code of Ethics” and “Code of Ethics for Senior Financial Management,” respectively. Any changes to the Code of Ethics or Senior Financial Management Code of Ethics will be posted on this site, and any waivers granted to or violations by the PEO, PFO and PAO of the Code of Ethics or Senior Financial Management Code of Ethics will also be posted on this site.

Item 11. Executive Compensation

Information regarding compensation of directors and executive officers of TCF is set forth in the 2012 Proxy Statement under “Proposal 1: Election of Directors: Board Committees, Committee Memberships and Meetings in 2011: Compensation Committee Interlocks and Insider Participation”; “Proposal 1: Compensation of Directors”; “Compensation Discussion and Analysis”; “Compensation Committee Report”; “Summary Compensation Table”; “Grants of Plan-Based Awards in 2011”; “Outstanding Equity Awards at December 31, 2011”; “Option Exercises and Stock Vested in 2011”; “Pension Benefits in 2011”; “Nonqualified Deferred Compensation in 2011” and “Potential Payments Upon Termination or Change in Control” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of TCF’s common stock by TCF’s directors, executive officers, and certain other stockholders and shares authorized under plans is set forth in the 2012 Proxy Statement under “Proposal 1: Election of Directors: TCF Stock Ownership of Directors, Officers and 5% Owners” and “Equity Compensation Plans Approved by Stockholders” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain director independence and relationships and transactions between TCF and management is set forth in the 2012 Proxy Statement under “Corporate Governance: Director Independence and Related Party Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures relating to audit and non-audit services provided by the Company’s independent registered public accounting firm is set forth in the 2012 Proxy Statement under “Independent Registered Public Accountants” and is incorporated herein by reference.

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

3. Exhibits

See Index to Exhibits on page 111 of this report.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF Financial Corporation
Registrant

	By	/s/ William A. Cooper
William A. Cooper
Chairman and Chief Executive Officer
Dated: February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William A. Cooper	Chairman of the Board and Chief Executive Officer	February 21, 2012
William A. Cooper	(Principal Executive Officer)

/s/ Michael S. Jones	Executive Vice President and Chief Financial Officer	February 21, 2012
Michael S. Jones	(Principal Financial Officer)

/s/ David M. Stautz	Senior Vice President, Controller and Managing Director	February 21, 2012
David M. Stautz	of Corporate Development (Principal Accounting Officer)

/s/ Raymond L. Barton	Director	February 21, 2012
Raymond L. Barton

/s/ Peter Bell	Director	February 21, 2012
Peter Bell

/s/ William F. Bieber	Director	February 21, 2012
William F. Bieber

/s/ Theodore J. Bigos	Director	February 21, 2012
Theodore J. Bigos

/s/ Thomas A. Cusick	Director	February 21, 2012
Thomas A. Cusick

/s/ Craig R. Dahl	Director and Vice Chairman	February 21, 2012
Craig R. Dahl

/s/ Luella G. Goldberg	Director	February 21, 2012
Luella G. Goldberg

/s/ Karen L. Grandstrand	Director	February 21, 2012
Karen L. Grandstrand

/s/ Thomas F. Jasper	Director and Vice Chairman	February 21, 2012
Thomas F. Jasper

/s/ George G. Johnson	Director	February 21, 2012
George G. Johnson

/s/ Vance K. Opperman	Director	February 21, 2012
Vance K. Opperman

/s/ James M. Ramstad	Director	February 21, 2012
James M. Ramstad

/s/ Gerald A. Schwalbach	Director	February 21, 2012
Gerald A. Schwalbach

/s/ Ralph Strangis	Director	February 21, 2012
Ralph Strangis

/s/ Barry N. Winslow	Director and Vice Chairman	February 21, 2012
Barry N. Winslow

/s/ Richard A. Zona	Director	February 21, 2012
Richard A. Zona

Index to Exhibits

Exhibit No.	Description

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

4(b)	Specimen Warrant to Purchase Shares of Common Stock of TCF Financial Corporation [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Form 8-A filed December 16, 2009]

4(c)

Indenture dated August 19, 2008 between TCF Financial Corporation and Wilmington Trust Company, as Trustee [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(d)

Supplemental Indenture dated August 19, 2008 between TCF Financial Corporation and Wilmington Trust Company, as Trustee [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(e)	Form of 10.75% Junior Subordinated Note, Series I [incorporated by reference to Exhibit 4.3 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(f)	Certificate of Trust of TCF Capital I [incorporated by reference to Exhibit 4.2 to TCF Financial Corporation’s Registration Statement on Form S-3, filed August 11, 2008]

4(g)

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

4(h)	Form of 10.75% Capital Security, Series I for TCF Capital I [incorporated by reference to Exhibit 4.5 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(i)

Guarantee Agreement for TCF Capital I dated August 19, 2008 by and between TCF Financial Corporation and Wilmington Trust Company, as Guarantee Trustee [incorporated by reference to Exhibit 4.6 to TCF Financial Corporation’s Current Report on Form 8-K filed August 19, 2008]

4(j)	Copies of instruments with respect to long-term debt will be furnished to the Securities and Exchange Commission upon request

10(a)*

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

Exhibit No.	Description

31, 1989 ]; amendment dated January 21, 1991 [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990]; and as further amended by amendment dated January 28, 1992 and amendment dated March 23, 1992 (effective April 15, 1992) [incorporated by reference to Exhibit 10(a) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991]

10(b)*

Amended and Restated TCF Financial Incentive Stock Program, as amended and restated January 1, 2011 [incorporated by reference to Exhibit 10(b) to TCF Financial Corporation’s Current Report on Form 8-K filed May 2, 2011]

10(b)-1*	Form of Performance-Based Restricted Stock Agreement [incorporated by reference to Exhibit 10(b)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed April 29, 2005]

10(b)-2*

Form of Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement [incorporated by reference to Exhibit 10(b)-2 to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005]

10(b)-3*

Summary of Stock Award Program for Consumer Lending and Business Banker Divisions [incorporated by reference to Exhibit 10(b)-3 to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005]

10(b)-4*

Form of Year 2006 Executive Stock Grant Award Agreement dated January 23, 2006 [incorporated by reference to Exhibit 10(b)-4 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2006]

10(b)-5*

Form of Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement dated January 22, 2007 (“Performance-Based Stock Award”) [incorporated by reference to Exhibit 10(b)-5 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2007]

10(b)-6*

Form of Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement, dated January 22, 2007 [incorporated by reference to Exhibit t 10(b)-6 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2007]

10(b)-7*

Form of the 2008 Restricted Stock Agreement as executed by certain executives effective January 21, 2008 [incorporated by reference to Exhibit 10(b)-9 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

10(b)-8*

Form of the 2008 Nonqualified Stock Option Agreement as executed by certain executives effective January 21, 2008 [incorporated by reference to Exhibit 10(b)-10 to TCF Financial Corporation’s Current Report on Form 8-K filed January 25, 2008]

10(b)-9*

Nonqualified Stock Option Agreement as executed by Mr. Cooper, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-11 to TCF Financial Corporation’s Current Report on Form 8-K filed August 6, 2008]

10(b)-10*

Amended and Restated Restricted Stock Agreement as executed by Mr. Cooper, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-13 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)-11*

Form of Amended and Restated Restricted Stock Agreement as executed by certain executives, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-14 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

Exhibit No.	Description

10(b)-12*

Form of Year 2009 Executive Stock Award as executed by certain executives, effective January 20, 2009 [incorporated by reference to Exhibit 10(b)-15 to TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(b)-13*

Form of Letter Agreement entered into by certain executive officers effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-15 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(b)-14*

Form of Agreement Termination Award Agreement entered into by certain executive officers effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-16 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(b)-15*

Form of 2010 Restricted Stock Award Agreement entered into by certain executive officers effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-17 to TCF Financial Corporation’s Current Report on Form 8-K filed December 18, 2009]

10(b)-16*

Form of Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement as executed by certain executives, effective February 16, 2011 [incorporated by reference to Exhibit 10(b)-16 to TCF Financial Corporation’s Current Report on Form 8-K filed February 18, 2011]

10(b)-17*

Nonqualified Stock Option Agreement as executed by Barry N. Winslow, effective July 31, 2008 [incorporated by reference to Exhibit 10(b)-17 of TCF Financial Corporation’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2011]

10(b)-18*

Restricted Stock Agreement as executed by Barry N. Winslow, effective December 14, 2009 [incorporated by reference to Exhibit 10(b)-18 of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011]

10(b)-19*

Restricted Stock Agreement and Non-Solicitation/Confidentiality Agreement as executed by James J. Urbanek, effective January 25, 2010 [incorporated by reference to Exhibit 10(b)-19 of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011]

10(b)-20*

Form of Restricted Stock Agreement as executed by William A. Cooper, effective January 17, 2012 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed January 20, 2012]

10(b)-21*

Form of Restricted Stock Agreement as executed by certain executives, effective January 17, 2012 [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation’s Current Report on Form 8-K filed January 20, 2012]

10(c)*

TCF Financial Corporation Executive Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(c) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(d)*

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

10(e)*

Amended and Restated Agreement (2012) with William A. Cooper between William A. Cooper and TCF Financial Corporation effective as of January 25, 2012 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed January 30, 2012]

10(f)*

TCF Financial Corporation Supplemental Employee Retirement Plan – ESPP Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(j) of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(f)-1*

TCF Employees Stock Purchase Plan – Supplemental Plan, as amended and restated effective January 1, 2011 [incorporated by reference to Exhibit 10(j)-1 to TCF Financial Corporation’s Current Report on Form 8-K filed May 2, 2011]

10(g)*

Trust Agreement for TCF Employees Stock Purchase Plan Supplemental Executive Retirement Plan (“SERP”) effective January 1, 2009 and dated November 20, 2008 [incorporated by reference to Exhibit 10(k) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(h)*

TCF Financial Corporation Senior Officer Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(l) to TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(i)*

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

10(j)*	Directors Stock Grant Program [incorporated by reference to Exhibit 10(n) of TCF Financial Corporation’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010]

10(j)-1*

Resolution adopting Directors Stock Grant Program goal for fiscal year 2009 and after [incorporated by reference to Exhibit 10(n)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed January 23, 2009]

10(k)*

Form of 2011 Management Incentive Plan – Executive as executed by certain executives of TCF, effective January 1, 2011 [incorporated by reference to Exhibit 10(o) of TCF Financial Corporation’s Current Report on Form 8-K filed January 24, 2011]

10(k)-1*

Form of 2012 Management Incentive Plan – Executive as executed by certain executives of TCF, effective January 1, 2012 [incorporated by reference to Exhibit 10.1 of TCF Financial Corporation’s Current Report on Form 8-K filed January 20, 2012]

10(l)*

TCF Performance-Based Compensation Policy for Covered Executive Officers, as approved effective January 1, 2011 [incorporated by reference to Exhibit 10(p) to TCF Financial Corporation’s Current Report on Form 8-K filed May 2, 2011]

10(m)*

TCF Financial Corporation TCF Directors Deferred Compensation Plan as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r) of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]

10(m)-1*

TCF Financial Corporation TCF Directors 2005 Deferred Compensation Plan, adopted effective as of January 6, 2005, as amended and restated through January 24, 2005 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation’s Current Report on Form 8-K filed January 27, 2005]; and as amended by

Exhibit No.	Description

Amendment of Directors 2005 Deferred Compensation Plan effective July 19, 2010 [incorporated by reference to Exhibit 10(r)-1 of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010]

10(n)*

Trust Agreement for TCF Directors Deferred Compensation Plan [incorporated by reference to Exhibit 10(d) to TCF Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000]; as amended by amendment adopted April 30, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]; as amended by amendment adopted October 10, 2001 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001]; and as amended by amendments adopted May 3, 2002 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]; and as amended by Third Amendment of TCF Directors Deferred Compensation Trust effective as of June 30, 2003 [incorporated by reference to Exhibit 10(s) of TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003]

10(o)*

Amended and Restated TCF Director Retirement Plan effective as of October 17, 2011 [incorporated by reference to Exhibit 10(t) of TCF Financial Corporation’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011]

10(p)*	TCF Employees Deferred Stock Compensation Plan, effective January 1, 2011 [incorporated by reference to Exhibit 10(u) to TCF Financial Corporation’s Current Report on Form 8-K filed February 18, 2011]

10(q)*

Form of Rabbi Trust Agreement for the TCF Employees Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(v) to TCF Financial Corporation’s Current Report on Form 8-K filed February 18, 2011]

10(r)*#	Summary on Non-Employee Director Compensation

12#	Computation of Ratios of Earnings to Fixed Charges for periods ended December 31, 2011, 2010, 2009, 2008 and 2007

18#	Letter on Change in Accounting Principles

21#	Subsidiaries of TCF Financial Corporation (as of December 31, 2011)

23#	Consent of KPMG LLP dated February 21, 2012

31#	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 Certifications)

32#	Statement Furnished Pursuant to Title 18 United States Code Section 1350 (Section 906 Certifications)

99.1*

Form of Consent Order, dated July 20, 2010, issued by the Comptroller of the Currency in the matter of TCF National Bank. [incorporated by reference to Exhibit 99.1 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010]

99.2*

Form of Stipulation and Consent to the Issuance of a Consent Order dated July 20, 2010, issued by the Comptroller of the Currency in the matter of TCF National Bank [incorporated by reference to Exhibit 99.2 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010]

101#

Financial Statements of the Company for the period ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

*      Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

#      Filed herein