Form 10-Q
period 2012-03-31
TCF FINANCIAL CORP
filed 2012-04-26
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2012

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 19, 2012
Common Stock, $.01 par value	162,179,032 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	March 31,	December 31,
(Dollars in thousands, except per-share data)	2012	2011
	(Unaudited)
Assets

Cash and due from banks	$705,642	$1,389,704
Investments	168,440	157,780
Securities available for sale	728,894	2,324,038
Loans and leases held for sale	1,918	14,321
Loans and leases:
Consumer real estate	6,815,909	6,895,291
Commercial	3,467,089	3,449,492
Leasing and equipment finance	3,118,755	3,142,259
Inventory finance	1,637,958	624,700
Auto finance	139,047	3,628
Other	29,178	34,885
Total loans and leases	15,207,936	14,150,255
Allowance for loan and lease losses	(265,293)	(255,672)
Net loans and leases	14,942,643	13,894,583
Premises and equipment, net	433,364	436,281
Goodwill	225,640	225,640
Other assets	626,916	537,041
Total assets	$17,833,457	$18,979,388

Liabilities and Equity

Deposits:
Checking	$4,886,003	$4,629,749
Savings	5,998,764	5,855,263
Money market	665,642	651,377
Certificates of deposit	1,208,631	1,065,615
Total deposits	12,759,040	12,202,004
Short-term borrowings	1,157,189	6,416
Long-term borrowings	1,962,053	4,381,664
Total borrowings	3,119,242	4,388,080
Accrued expenses and other liabilities	405,850	510,677
Total liabilities	16,284,132	17,100,761
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share, 280,000,000 shares authorized; 162,174,546 and 160,366,380 shares issued, respectively	1,622	1,604
Additional paid-in capital	736,288	715,247
Retained earnings, subject to certain restrictions	836,995	1,127,823
Accumulated other comprehensive income	3,273	56,826
Treasury stock at cost, 42,566, and 42,566 shares, respectively, and other	(47,159)	(33,367)
Total TCF Financial Corporation stockholders’ equity	1,531,019	1,868,133
Non-controlling interest in subsidiaries	18,306	10,494
Total equity	1,549,325	1,878,627
Total liabilities and equity	$17,833,457	$18,979,388
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per-share data)	2012	2011
Interest income:
Loans and leases	$205,984	$214,673
Securities available for sale	19,112	19,429
Investments and other	2,433	1,801
Total interest income	227,529	235,903
Interest expense:
Deposits	9,061	12,004
Borrowings	38,295	49,859
Total interest expense	47,356	61,863
Net interest income	180,173	174,040
Provision for credit losses	48,542	45,274
Net interest income after provision for credit losses	131,631	128,766
Non-interest income:
Fees and service charges	41,856	53,513
Card revenue	13,207	26,584
ATM revenue	6,199	6,705
Subtotal	61,262	86,802
Leasing and equipment finance	22,867	26,750
Gains on sales of auto loans	2,250	-
Other	2,355	694
Fees and other revenue	88,734	114,246
Gains on securities, net	76,611	-
Total non-interest income	165,345	114,246
Non-interest expense:
Compensation and employee benefits	95,967	89,357
Occupancy and equipment	32,246	32,159
FDIC insurance	6,386	7,195
Deposit account premiums	5,971	3,198
Advertising and marketing	2,617	3,160
Other	37,296	34,566
Subtotal	180,483	169,635
Loss on termination of debt	550,735	-
Foreclosed real estate and repossessed assets, net	11,047	12,868
Operating lease depreciation	6,731	7,928
Other credit costs, net	(288)	2,548
Total non-interest expense	748,708	192,979
(Loss) income before income tax expense	(451,732)	50,033
Income tax (benefit) expense	(170,244)	18,772
(Loss) income after income tax expense	(281,488)	31,261
Income attributable to non-controlling interest	1,406	989
Net (loss) income attributable to common stockholders	$(282,894)	$30,272
Other comprehensive loss:
Reclassification adjustment for securities gains included in net income	(76,967)	-
Unrealized holding losses arising during the period on securities available for sale	(7,768)	(21,070)
Foreign currency hedge	(404)	(507)
Foreign currency translation adjustment	385	414
Recognized postretirement prior service cost and transition obligation	(7)	1
Income tax benefit	31,208	7,904
Total other comprehensive loss	(53,553)	(13,258)
Comprehensive (loss) income attributable to common stockholders	$(336,447)	$17,014
Net (loss) income per common share:
Basic	$(1.78)	$.21
Diluted	$(1.78)	$.21
Dividends declared per common share	$.05	$.05
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
					Accumulated
	Number of		Additional		Other	Treasury		Non-
	Common	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Shares Issued	Stock	Capital	Earnings	Income (Loss)	and Other	Total	Interests	Equity
Balance, December 31, 2010	142,965,012	$1,430	$459,884	$1,049,156	$(15,692)	$(23,115)	$1,471,663	$8,500	$1,480,163
Comprehensive income (loss):
Income after income tax expense	-	-	-	30,272	-	-	30,272	989	31,261
Other comprehensive loss	-	-	-	-	(13,258)	-	(13,258)	-	(13,258)
Comprehensive income (loss)	-	-	-	30,272	(13,258)	-	17,014	989	18,003
Public offering of common stock	15,081,968	151	219,515	-	-	-	219,666	-	219,666
Net investment by non-controlling interest	-	-	-	-	-	-	-	7,051	7,051
Dividends on common stock	-	-	-	(7,100)	-	-	(7,100)	-	(7,100)
Grants of restricted stock to directors, 820,656 shares	815,000	8	(154)	-	-	146	-	-	-
Common shares purchased by TCF employee benefit plans	387,675	4	6,084	-	-	-	6,088	-	6,088
Cancellation of shares of restricted stock	(20,900)	-	(144)	13	-	-	(131)	-	(131)
Cancellation of common shares for tax withholding	(141,765)	(2)	(2,115)	-	-	-	(2,117)	-	(2,117)
Amortization of stock compensation	-	-	2,391	-	-	-	2,391	-	2,391
Stock compensation tax benefits	-	-	457	-	-	-	457	-	457
Change in shares held in trust for deferred compensation plans, at cost	-	-	9,938	-	-	(9,938)	-	-	-
Balance, March 31, 2011	159,086,990	$1,591	$695,856	$1,072,341	$(28,950)	$(32,907)	$1,707,931	$16,540	$1,724,471

Balance, December 31, 2011	160,366,380	$1,604	$715,247	$1,127,823	$56,826	$(33,367)	$1,868,133	$10,494	$1,878,627
Comprehensive income (loss):
(Loss) income after income tax benefit	-	-	-	(282,894)	-	-	(282,894)	1,406	(281,488)
Other comprehensive loss	-	-	-	-	(53,553)	-	(53,553)	-	(53,553)
Comprehensive (loss) income	-	-	-	(282,894)	(53,553)	-	(336,447)	1,406	(335,041)
Investment by non-controlling interest	-	-	-	-	-	-	-	6,406	6,406
Dividends on common stock	-	-	-	(7,934)	-	-	(7,934)	-	(7,934)
Grants of restricted stock	1,367,325	14	(14)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	567,918	5	6,178	-	-	-	6,183	-	6,183
Cancellation of shares of restricted stock	(6,580)	-	(30)	-	-	-	(30)	-	(30)
Cancellation of common shares for tax withholding	(120,497)	(1)	(1,247)	-	-	-	(1,248)	-	(1,248)
Amortization of stock compensation	-	-	2,656	-	-	-	2,656	-	2,656
Stock option expirations	-	-	(56)	-	-	-	(56)	-	(56)
Stock compensation tax benefits	-	-	(238)	-	-	-	(238)	-	(238)
Change in shares held in trust for deferred compensation plans, at cost	-	-	13,792	-	-	(13,792)	-	-	-
Balance, March 31, 2012	162,174,546	$1,622	$736,288	$836,995	$3,273	$(47,159)	$1,531,019	$18,306	$1,549,325

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net (loss) income attributable to common stockholders	$(282,894)	$30,272
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	48,542	45,274
Depreciation and amortization	18,129	17,658
Proceeds from sales of loans and leases held for sale	15,828	-
Originations of auto loans held for sale	(12,554)	-
Net (decrease) increase in other assets and accrued expenses and other liabilities	(153,598)	15,287
Gains on sales of assets, net	(81,187)	(6,529)
Loss on termination of debt	550,735	-
Net income attributable to non-controlling interest	1,406	989
Other, net	7,473	6,786
Total adjustments	394,774	79,465
Net cash provided by operating activities	111,880	109,737
Cash flows from investing activities:
Loan originations and purchases net of principal collected on loans and leases	(990,492)	29,546
Purchases of equipment for lease financing	(207,582)	(190,593)
Purchase of inventory finance portfolios	(37,526)	-
Proceeds from sales of loans	62,350	3,153
Proceeds from sales of lease receivables	28,102	32,489
Proceeds from sales of securities available for sale	1,901,460	-
Purchases of securities available for sale	(430,516)	(346,953)
Proceeds from maturities of and principal collected on securities available for sale	116,267	85,100
Purchases of Federal Home Loan Bank stock	(112,362)	(3,335)
Redemption of Federal Home Loan Bank stock	101,238	16,688
Proceeds from sales of real estate owned	28,331	27,707
Purchases of premises and equipment	(8,386)	(8,842)
Other, net	10,736	12,472
Net cash provided by (used in) investing activities	461,620	(342,568)
Cash flows from financing activities:
Net increase in deposits	542,073	461,602
Net increase (decrease) in short-term borrowings	1,150,771	(113,890)
Proceeds from long-term borrowings	1,150,416	413
Payments on long-term borrowings	(4,105,153)	(302,546)
Net proceeds from public offering of common stock	-	219,666
Net investment by non-controlling interest	6,406	7,051
Dividends paid on common stock	(7,934)	(7,100)
Stock compensation tax (expenses) benefits	(238)	457
Common shares sold to TCF employee benefit plans	6,097	6,088
Net cash (used in) provided by financing activities	(1,257,562)	271,741
Net (decrease) increase in cash and due from banks	(684,062)	38,910
Cash and due from banks at beginning of period	1,389,704	663,901
Cash and due from banks at end of period	$705,642	$702,811

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$55,717	$61,013
Income taxes	$2,131	$4,915
Transfer of loans to other assets	$36,651	$48,918

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011 and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

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

(2) Business Combinations

On November 30, 2011, TCF National Bank (“TCF Bank”) acquired 100% of the outstanding common shares of Gateway One Lending & Finance, LLC (“Gateway One”), a privately-held lending company that indirectly originates loans on new and used autos to consumers through established dealer relationships. The acquisition of Gateway One further diversifies the Company’s lending business and provides growth opportunities within the U.S. auto lending marketplace. As a result of the acquisition, Gateway One became a wholly-owned subsidiary of TCF Bank and accordingly, TCF’s Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 included net interest income, non-interest income and net loss of Gateway One totaling $1.8 million, $3.9 million, and $1.8 million, respectively.

The following unaudited pro forma financial information presents the combined results of operations of TCF and Gateway One as if the acquisition had been effective January 1, 2011. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets, compensation expenses and the related impact of the acquisition on income tax expense. There were no material nonrecurring pro forma adjustments directly attributable to the acquisition included within the following pro forma financial information. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had TCF and Gateway One constituted a single entity during such periods. Growth opportunities are expected to be achieved in various amounts at various times during the years subsequent to the acquisition and not ratably over, or at the beginning or end of such periods. No adjustments have been reflected in the following pro forma financial information for anticipated growth opportunities.

Three Months Ended
(In thousands, except per-share data)	March 31, 2011
Interest Income	$237,741
Net interest income	175,605
Non-interest income	117,167
Net income attributable to common stockholders	30,336
Basic net income per common share	$.21
Diluted net income per common share	$.21

The total preliminary purchase price was allocated to Gateway One’s net tangible and identifiable intangible assets based on their estimated fair values as of November 30, 2011, as set forth below. The primary areas of the purchase price allocation that were not yet finalized at March 31, 2012 related to the valuation of certain loans held for investment.

The following table summarizes the consideration paid for Gateway One and the amounts of the assets acquired and liabilities assumed as of the acquisition date.

At
November 30,
(In thousands)	2011
Cash consideration	$115,218
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$2,210
Restricted cash	18,685
Loans held for sale	13,711
Loans held for investment	3,779
Intangible assets	6,170
Interest-only strip	21,210
Deferred tax asset	11,286
Deferred stock compensation	2,600
Other assets	1,588
Accounts payable	(1,043)
Loan sale liability	(5,972)
Debt assumed	(9,988)
Servicing funds to be remitted	(17,901)
Other liabilities	(4,158)
Total identifiable net assets	$42,177
Goodwill	73,041
Total net assets acquired	$115,218

All of Gateway One’s loans held for investment had evidence of deteriorated credit quality. The goodwill of $73 million arising from the acquisition consists largely of expected incremental balance sheet and fee growth and cross selling opportunities. The goodwill was assigned to TCF’s Funding segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

(3) Cash and Due from Banks

At March 31, 2012 and December 31, 2011, TCF was required by Federal Reserve regulations to maintain reserves of $86.1 million and $42.1 million, respectively, in cash on hand or at the Federal Reserve.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements related to the sale and servicing of auto loans. Cash proceeds from loans serviced for third parties are held in restricted accounts until remitted. TCF also retains restricted cash balances for potential loss recourse on certain sold auto loans. Restricted cash totaling $20.3 million and $17.5 million was included within cash and due from banks at March 31, 2012 and December 31, 2011, respectively.

(4) Investments

The carrying values of investments consist of the following.

	At	At
	March 31,	December 31,
(In thousands)	2012	2011
Federal Home Loan Bank stock, at cost	$130,210	$119,086
Federal Reserve Bank stock, at cost	31,714	31,711
Other	6,516	6,983
Total investments	$168,440	$157,780

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

During the three months ended March 31, 2012, TCF recorded impairment charges of $356 thousand on other investments, which had a carrying value of $6.5 million at March 31, 2012. TCF did not record any impairment charges during the three months ended March 31, 2011.

(5) Securities Available for Sale

Securities available for sale consist of the following.

	March 31, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$722,905	$10,980	$6,694	$727,191	$2,233,307	$89,029	$-	$2,322,336
Other	146	-	-	146	152	-	-	152
Other securities	1,742	-	185	1,557	1,742	-	192	1,550
Total	$724,793	$10,980	$6,879	$728,894	$2,235,201	$89,029	$192	$2,324,038
Weighted-average yield	3.17%				3.79%

Gains of $77 million were recognized on sales of securities during the three months ended March 31, 2012.  There were no sales of securities during the three months ended March 31, 2011.

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

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At March 31, 2012
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$421,898	$6,694	$-	$-	$421,898	$6,694
Other securities	1,457	185	-	-	1,457	185
Total	$423,355	$6,879	$-	$-	$423,355	$6,879

At December 31, 2011
Other securities	$1,450	$192	$-	$-	$1,450	$192
Total	$1,450	$192	$-	$-	$1,450	$192

The amortized cost and fair value of securities available for sale at March 31, 2012, by contractual maturity, are shown below. The remaining contractual principal maturities do not consider prepayments.  Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	Amortized
(In thousands)	Cost	Fair Value
Due in one year or less	$100	$100
Due in 1-5 years	125	131
Due in 5-10 years	130	130
Due after 10 years	722,796	727,076
No stated maturity	1,642	1,457
Total	$724,793	$728,894

(6) Loans and leases

The following table sets forth information about loans and leases.

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2012	2011	Change
Consumer real estate:
First mortgage lien	$4,685,761	$4,742,423	(1.2)%
Junior lien	2,130,148	2,152,868	(1.1)
Total consumer real estate	6,815,909	6,895,291	(1.2)
Commercial:
Commercial real estate:
Permanent	3,065,828	3,039,488.9
Construction and development	155,347	159,210	(2.4)
Total commercial real estate	3,221,175	3,198,698.7
Commercial business	245,914	250,794	(1.9)
Total commercial	3,467,089	3,449,492.5
Leasing and equipment finance:(1)
Equipment finance loans	1,143,063	1,110,803	2.9
Lease financings:
Direct financing leases	1,976,427	2,039,096	(3.1)
Sales-type leases	29,196	29,219	(.1)
Lease residuals	126,217	129,100	(2.2)
Unearned income and deferred lease costs	(156,148)	(165,959)	5.9
Total lease financings	1,975,692	2,031,456	(2.7)
Total leasing and equipment finance	3,118,755	3,142,259	(.7)
Inventory finance	1,637,958	624,700	162.2
Auto finance	139,047	3,628	N.M .
Other	29,178	34,885	(16.4)
Total loans and leases	$15,207,936	$14,150,255	7.5%
N.M. Not Meaningful.
(1)	Operating leases of $67 million and $69.6 million at March 31, 2012 and December 31, 2011, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

From time to time, TCF sells minimum lease payments to third-party financial institutions at fixed rates.  For those transactions which achieve sale treatment, the related lease cash flow stream is not recognized on TCF’s Statements of Financial Condition.  During the three months ended March 31, 2012, TCF sold $32.7 million of minimum lease payment receivables, received cash of $33.5 million, and recognized a net gain of $808 thousand. During the three months ended March 31, 2011, TCF sold $26.7 million of minimum lease payment receivables, received cash of $32.5 million, and recognized a net gain of $5.8 million.  At March 31, 2012 and December 31, 2011, TCF’s lease residuals reported within the table above include $11.1 million and $9.1 million, respectively, related to all historical sales of minimum lease payment receivables.

During the first quarter of 2012, TCF sold $72 million of consumer auto loans with servicing retained and received cash of $70.3 million, resulting in gains of $2.3 million.  Related to these sales, TCF retained an interest-only strip of $4.6 million.  At March 31, 2012 and December 31, 2011, interest-only strips totaled $23.7 million and $22.4 million, respectively.  At March 31, 2012 and December 31, 2011, contractual recourse liabilities totaled $5.4 million and $6 million, respectively. No servicing assets or liabilities were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities.  The unpaid principal balance of auto loans serviced for third parties was $414.9 million and $387.1 million at March 31, 2012 and December 31, 2011, respectively. Approximately .6% of the auto loans serviced for third parties were 60 or more days past due at March 31, 2012.

(7) Allowance for Loan and Lease Losses and Credit Quality Information

Allowance for Loan and Lease Losses  The following tables provide information regarding the allowance for loan and lease losses.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended March 31, 2012
Balance, at beginning of quarter	$183,435	$46,954	$21,173	$2,996	$-	$1,114	$255,672
Charge-offs	(37,161)	(1,650)	(1,776)	(670)	(2)	(3,416)	(44,675)
Recoveries	1,473	126	1,625	27	-	2,491	5,742
Net charge-offs	(35,688)	(1,524)	(151)	(643)	(2)	(925)	(38,933)
Provision for credit losses	36,078	5,014	515	5,191	1,021	723	48,542
Other	-	-	-	12	-	-	12
Balance, at end of quarter	$183,825	$50,444	$21,537	$7,556	$1,019	$912	$265,293

At or For the Three Months Ended March 31, 2011
Balance, at beginning of quarter	$172,850	$62,478	$26,301	$2,537	$-	$1,653	$265,819
Charge-offs	(36,188)	(17,912)	(3,950)	(236)	-	(2,819)	(61,105)
Recoveries	885	134	1,161	27	-	3,086	5,293
Net charge-offs	(35,303)	(17,778)	(2,789)	(209)	-	267	(55,812)
Provision for credit losses	36,550	5,419	2,760	989	-	(444)	45,274
Other	-	-	-	27	-	-	27
Balance, at end of quarter	$174,097	$50,119	$26,272	$3,344	$-	$1,476	$255,308

The following tables provide other information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At March 31, 2012
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$182,565	$24,837	$17,548	$7,231	$1,019	$912	$234,112
Individually evaluated for loss potential	1,260	25,607	3,989	325	-	-	31,181
Total	$183,825	$50,444	$21,537	$7,556	$1,019	$912	$265,293
Loans and leases outstanding:
Collectively evaluated for loss potential	$6,808,841	$2,848,766	$3,091,243	$1,630,305	$135,919	$29,178	$14,544,252
Individually evaluated for loss potential	7,068	618,323	21,633	7,653	-	-	654,677
Loans acquired with deteriorated credit quality	-	-	5,879	-	3,128	-	9,007
Total	$6,815,909	$3,467,089	$3,118,755	$1,637,958	$139,047	$29,178	$15,207,936

	At December 31, 2011
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$182,315	$24,842	$17,339	$2,583	$-	$1,114	$228,193
Individually evaluated for loss potential	1,120	22,112	3,834	413	-	-	27,479
Total	$183,435	$46,954	$21,173	$2,996	$-	$1,114	$255,672
Loans and leases outstanding:
Collectively evaluated for loss potential	$6,887,627	$2,811,046	$3,112,864	$616,496	$-	$34,885	$13,462,918
Individually evaluated for loss potential	7,664	638,446	22,200	8,204	-	-	676,514
Loans acquired with deteriorated credit quality	-	-	7,195	-	3,628	-	10,823
Total	$6,895,291	$3,449,492	$3,142,259	$624,700	$3,628	$34,885	$14,150,255

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

	At March 31, 2012
(In thousands)	0-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total 60+ Days Delinquent and Accruing	Total Performing	Non-Accrual	Total
Consumer real estate
First mortgage lien	$4,471,774	$34,977	$53,115	$88,092	$4,559,866	$125,895	$4,685,761
Junior lien	2,091,176	6,525	9,038	15,563	2,106,739	23,409	2,130,148
Total consumer real estate	6,562,950	41,502	62,153	103,655	6,666,605	149,304	6,815,909
Commercial real estate	3,098,204	978	2,089	3,067	3,101,271	119,904	3,221,175
Commercial business	229,783	4	354	358	230,141	15,773	245,914
Total commercial	3,327,987	982	2,443	3,425	3,331,412	135,677	3,467,089
Leasing and equipment finance:
Middle market	1,617,075	1,232	54	1,286	1,618,361	12,195	1,630,556
Small ticket	786,204	1,719	902	2,621	788,825	6,371	795,196
Winthrop	420,288	2,112	-	2,112	422,400	861	423,261
Other	216,456	-	-	-	216,456	588	217,044
Total leasing and equipment finance	3,040,023	5,063	956	6,019	3,046,042	20,015	3,066,057
Inventory finance	1,636,664	185	-	185	1,636,849	1,109	1,637,958
Auto finance	135,917	2	-	2	135,919	-	135,919
Other	26,288	52	-	52	26,340	2,838	29,178
Subtotal	14,729,829	47,786	65,552	113,338	14,843,167	308,943	15,152,110
Portfolios acquired with deteriorated credit quality	54,728	394	704	1,098	55,826	-	55,826
Total	$14,784,557	$48,180	$66,256	$114,436	$14,898,993	$308,943	$15,207,936

	At December 31, 2011
(In thousands)	0-59 Days Delinquent and Accruing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total 60+ Days Delinquent and Accruing	Total Performing	Non-Accrual	Total
Consumer real estate
First mortgage lien	$4,525,951	$32,571	$54,787	$87,358	$4,613,309	$129,114	$4,742,423
Junior lien	2,110,334	7,813	14,464	22,277	2,132,611	20,257	2,152,868
Total consumer real estate	6,636,285	40,384	69,251	109,635	6,745,920	149,371	6,895,291
Commercial real estate	3,092,855	98	1,001	1,099	3,093,954	104,744	3,198,698
Commercial business	227,970	49	-	49	228,019	22,775	250,794
Total commercial	3,320,825	147	1,001	1,148	3,321,973	127,519	3,449,492
Leasing and equipment finance:
Middle market	1,627,369	1,260	84	1,344	1,628,713	13,185	1,641,898
Small ticket	792,566	2,368	613	2,981	795,547	5,535	801,082
Winthrop	447,334	235	-	235	447,569	1,253	448,822
Other	185,563	198	-	198	185,761	610	186,371
Total leasing and equipment finance	3,052,832	4,061	697	4,758	3,057,590	20,583	3,078,173
Inventory finance	623,717	153	7	160	623,877	823	624,700
Auto finance	-	-	-	-	-	-	-
Other	34,829	20	21	41	34,870	15	34,885
Subtotal	13,668,488	44,765	70,977	115,742	13,784,230	298,311	14,082,541
Portfolios acquired with deteriorated credit quality	65,820	766	1,128	1,894	67,714	-	67,714
Total	$13,734,308	$45,531	$72,105	$117,636	$13,851,944	$298,311	$14,150,255

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Contractual interest due on non-accrual loans and leases	$9,019	$9,661
Interest income recognized on loans and leases in non-accrual status	1,924	2,195
Unrecognized interest income	$7,095	$7,466

The following table summarizes consumer real estate loans to customers in bankruptcy.

	At March 31,	At December 31,
(In thousands)	2012	2011
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$66,459	$74,347
60+ days delinquent and accruing	1,557	1,112
Non-accrual	17,477	17,531
Total consumer real estate loans to customers in bankruptcy	$85,493	$92,990

Loan Modifications for Borrowers with Financial Difficulties Included within the loans and leases in previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

TCF held consumer real estate loan TDRs of $490.2 million and $479.8 million at March 31, 2012 and December 31, 2011, respectively, of which $445 million and $433.1 million were accruing at March 31, 2012 and December 31, 2011, respectively. TCF also held $209 million and $181.6 million of commercial loan TDRs at March 31, 2012 and December 31, 2011, respectively, of which $109.9 million and $98.4 million were accruing at March 31, 2012 and December 31, 2011, respectively. The amount of additional funds committed to borrowers in TDR status was $5 million and $8.5 million at March 31, 2012 and December 31, 2011, respectively.

When a loan is modified as a TDR, there is not a direct, material impact on the loans within the Consolidated Statements of Financial Condition, as principal balances are generally not forgiven. Loan modifications are not reported as TDRs in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. All loans classified as TDRs are considered to be impaired.

The financial effects of TDRs are presented in the following table and represent the difference between interest income recognized on accruing TDRs and the contractual interest that would have been recorded under the original contractual terms.

	Three Months Ended March 31,
	2012			2011
(In thousands)	Contractual Interest Due on TDRs	Interest Income Recognized on TDRs	Unrecognized Interest Income	Contractual Interest Due on TDRs	Interest Income Recognized on TDRs	Unrecognized Interest Income
Consumer real estate:
First mortgage lien	$7,066	$3,629	$3,437	$5,591	$2,986	$2,605
Junior lien	567	349	218	407	224	183
Total consumer real estate	7,633	3,978	3,655	5,998	3,210	2,788
Commercial real estate	1,316	1,334	(18)	383	369	14
Commercial business	110	110	-	-	-	-
Total commercial	1,426	1,444	(18)	383	369	14
Leasing and equipment finance:
Middle market	15	16	(1)	22	22	-
Total leasing and equipment finance	15	16	(1)	22	22	-
Total	$9,074	$5,438	$3,636	$6,403	$3,601	$2,802

The table below summarizes TDRs that defaulted during the three months ended March 31, 2012 and 2011 and whose modification date was within 12 months of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status or has been transferred to other real estate owned.

	Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Number of Loans	Loan Balance	Number of Loans	Loan Balance
Consumer real estate:
First mortgage lien	32	$6,415	18	$3,479
Junior lien	13	602	6	495
Total consumer real estate	45	7,017	24	3,974
Commercial real estate	4	13,627	1	521
Total commercial	4	13,627	1	521
Total defaulted modified loans	49	$20,644	25	$4,495
Loans modified in the applicable period	1,498	$402,945	891	$221,542
Defaulted modified loans as a percent of loans modified in the applicable period	3.3%	5.1%	2.8%	2.0%

Consumer real estate TDRs are evaluated separately in TCF’s allowance methodology based on the present value of expected cash flows for such loans as the repayments are not expected to result from the foreclosure and liquidation of the collateral at the time of the modification. The allowance on accruing consumer real estate loan TDRs was $59.9 million, or 13.5% of the outstanding balance at March 31, 2012, and $58.3 million, or 13.5% of the outstanding balance at December 31, 2011.  For consumer real estate TDRs, TCF utilized re-default rates ranging from 10% to 25%, depending on modification type, in determining impairment, which is consistent with actual experience.  The allowance on accruing commercial loan TDRs was $3.1 million, or 2.8% of the outstanding balance, at March 31, 2012, and $1.4 million, or 1.4% of the outstanding balance, at December 31, 2011.

Consumer real estate loans remain on accruing status upon modification if they are less than 150 days past due, or six payments owing, and payment in full under the modified loan is expected.  Prior to modification, certain borrowers are also required to demonstrate performance with a reduced payment amount. Otherwise, the loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments. All eligible loans are re-aged to current delinquency status upon modification.

Impaired Loans  TCF considers impaired loans to include non-accrual commercial loans, non-accrual equipment finance loans and non-accrual inventory finance loans, as well as consumer TDR loans, commercial TDR loans, and leasing and equipment finance TDR loans. Non-accrual impaired loans are included in the previous tables within the amounts disclosed as non-accrual and the accruing consumer real estate TDRs.  Accruing commercial TDRs have been disclosed as performing within the previous tables of performing and non-accrual loans and leases. In the following table, the loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition whereas the unpaid contractual balance represents the balances legally owed by the borrowers, excluding write-downs.

The following table summarizes impaired loans.

	At March 31, 2012
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$402,960	$402,335	$56,165
Junior lien	33,986	34,020	6,205
Total consumer real estate	436,946	436,355	62,370
Commercial real estate	245,933	223,073	18,204
Commercial business	25,553	22,489	3,514
Total commercial	271,486	245,562	21,718
Leasing and equipment finance:
Middle market	9,085	9,086	1,102
Small ticket	794	794	144
Other	588	588	240
Total leasing and equipment finance	10,467	10,468	1,486
Inventory finance	1,109	1,109	284
Total impaired loans with an allowance recorded	720,008	693,494	85,858
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	70,187	50,683	-
Junior lien	6,273	3,159	-
Total consumer real estate	76,460	53,842	-
Total impaired loans	$796,468	$747,336	$85,858

	At December 31, 2011
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$396,754	$395,513	$55,642
Junior lien	33,796	33,404	5,397
Total consumer real estate	430,550	428,917	61,039
Commercial real estate	224,682	196,784	13,819
Commercial business	36,043	29,183	4,019
Total commercial	260,725	225,967	17,838
Leasing and equipment finance:
Middle market	9,501	9,501	1,130
Small ticket	532	532	114
Other	610	610	127
Total leasing and equipment finance	10,643	10,643	1,371
Inventory finance	823	823	44
Total impaired loans with an allowance recorded	702,741	666,350	80,292
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	67,954	49,099	-
Junior lien	3,810	1,790	-
Total consumer real estate	71,764	50,889	-
Total impaired loans	$774,505	$717,239	$80,292

The increase in the loan balance of impaired loans from December 31, 2011 was primarily due to the addition of $25.8 million in accruing commercial TDRs. Included in impaired loans were $426.4 million and $413.7 million of accruing consumer real estate loan TDRs less than 90 days past due as of March 31, 2012 and December 31, 2011, respectively.

The average loan balance of impaired loans and interest income recognized on impaired loans during the three months ended March 31, 2012 and 2011 are included within the table below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(In thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$398,924	$3,403	$320,128	$3,001
Junior lien	33,712	315	22,105	224
Total consumer real estate	432,636	3,718	342,233	3,225
Commercial real estate	209,929	1,334	136,559	369
Commercial business	25,836	110	36,320	1
Total commercial	235,765	1,444	172,879	370
Leasing and equipment finance:
Middle market	9,294	5	13,863	33
Small ticket	663	-	816	1
Other	599	1	111	-
Total leasing and equipment finance	10,556	6	14,790	34
Inventory finance	966	13	1,246	29
Total impaired loans with an allowance recorded	679,923	5,181	531,148	3,658
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	49,891	333	32,553	199
Junior lien	2,475	45	1,719	19
Total consumer real estate	52,366	378	34,272	218
Total impaired loans	$732,289	$5,559	$565,420	$3,876

(8) Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At March 31, 2012		At December 31, 2011
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2013	$680,000	0.74%	$400,000	0.97%
	2014	448,000	0.45	-	-
	2015	125,000	0.46	900,000	4.18
	2016	297,000	1.12	1,100,000	4.49
	2017	-	-	1,250,000	4.60
	2018	-	-	300,000	3.51
Subtotal		1,550,000	0.70	3,950,000	4.02
Subordinated bank notes	2014	71,020	2.13	71,020	2.21
	2015	50,000	2.06	50,000	2.14
	2016	74,680	5.63	74,661	5.63
Subtotal		195,700	3.45	195,681	3.49
Junior subordinated notes (trust preferred)	2068	114,642	11.00	114,236	12.83
Discounted lease rentals	2012	40,109	5.29	57,622	5.32
	2013	34,357	5.26	36,009	5.28
	2014	15,764	5.11	16,641	5.12
	2015	5,668	5.04	5,662	5.04
	2016	4,026	4.98	4,026	4.98
	2017	1,787	4.98	1,787	4.98
Subtotal		101,711	5.22	121,747	5.25
Total long-term borrowings		$1,962,053	1.81%	$4,381,664	4.26%

During March 2012, TCF borrowed $2.1 billion of fixed and floating rate long-and short-term FHLB advances with a weighted average interest rate of .5% and sold $1.9 billion of U.S. government sponsored mortgage backed securities, realizing a gain of $77 million.  TCF used the proceeds to terminate $1.5 billion of weighted average 4.2% fixed-rate repurchase agreement borrowings and $2.1 billion of 4.4% weighted average fixed-rate FHLB advances. The termination of the FHLB advances and repurchase agreement borrowings resulted in a termination loss of $551 million.

(9) Equity

Treasury stock and other consist of the following:

	At	At
	March 31,	December 31,
(In thousands)	2012	2011
Treasury stock, at cost	$1,102	$1,102
Shares held in trust for deferred compensation plans, at cost	46,057	32,265
Total	$47,159	$33,367

At March 31, 2012, TCF had 3,199,988 outstanding warrants to purchase common stock with a strike price of $16.93 per share. Upon completion of the U.S. Treasury’s secondary public offering of the warrants issued under the Capital Purchase Program (“CPP”) in December of 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol “TCBWS.” As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

TCF has a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”).  Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® branded products with reliable, cost-effective sources of financing. TCF and Toro maintain ownership interest of 55% and 45%, respectively, in Red Iron. As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements. Toro’s interest is reported as a non-controlling interest within equity and qualifies as Tier 1 regulatory capital.

TCF continues to be well-capitalized based on the capital requirements determined by the Federal Reserve Board and the Office of the Comptroller of the Currency (“OCC”). The following table sets forth TCF’s and TCF Bank’s regulatory Tier 1 leverage, Tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements. Decreases since December 31, 2011 in TCF’s Tier 1 and total risk-based capital are the result of the balance sheet repositioning completed during March 2012, partially offset by earnings from operations during the three months ended March 31, 2012.

			Minimum		Well-Capitalized
	Actual		Capital Requirement (1)		Capital Requirement (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2012
Tier 1 leverage capital:(2)
TCF	$1,431,565	7.68%	$745,138	4.00%	N.A	.	N.A	.
TCF Bank	1,390,737	7.47	744,912	4.00	$931,140		5.00%
Tier 1 risk-based capital:
TCF	1,431,565	9.97	574,296	4.00	861,443		6.00
TCF Bank	1,390,737	9.69	574,163	4.00	861,245		6.00
Total risk-based capital:
TCF	1,705,518	11.88	1,148,591	8.00	1,435,739		10.00
TCF Bank	1,664,649	11.60	1,148,326	8.00	1,435,408		10.00
As of December 31, 2011
Tier 1 leverage capital:(2)
TCF	$1,706,926	9.15%	$745,887	4.00%	N.A	.	N.A	.
TCF Bank	1,553,381	8.33	745,940	4.00	$932,426		5.00%
Tier 1 risk-based capital:
TCF	1,706,926	12.67	539,013	4.00	808,520		6.00
TCF Bank	1,553,381	11.53	538,829	4.00	808,243		6.00
Total risk-based capital:
TCF	1,994,875	14.80	1,078,026	8.00	1,347,533		10.00
TCF Bank	1,841,273	13.67	1,077,658	8.00	1,347,072		10.00

N.A. Not Applicable.

(1) The minimum and well capitalized requirements are determined by the Federal Reserve for TCF and by the OCC for TCF Bank pursuant to the FDIC Improvement Act of 1991.

(2) The minimum Tier 1 leverage ratio for bank holding companies and banks is 3.0 or 4.0 percent depending on factors specified in regulations issued by federal banking agencies.

(10) Foreign Exchange Contracts

Forward foreign exchange contracts to sell a foreign currency are used to manage the foreign exchange risk associated with certain assets, liabilities and forecasted transactions.  Forward foreign exchange contracts represent agreements to exchange a foreign currency for U.S. dollars at an agreed-upon price on an agreed-upon settlement date.

All forward foreign exchange contracts are recognized within other assets or other liabilities at fair value on the Consolidated Statements of Financial Condition.  These contracts typically settle within 30 days with the exception of contracts associated with cash flow hedges, which have maturities as long as seven months. The following tables summarize the forward foreign exchange contracts as of March 31, 2012 and December 31, 2011.  See Note 11, Fair Value Measurement for additional information.

		At March 31, 2012
		Receivables			Payables
(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$382,637	$120	$1,595	$1,715	$9	$199	$208
Netting adjustments(1)				(1,024)			(194)
Net receivable / payable				$691			$14

		At December 31, 2011
		Receivables			Payables
(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$176,979	$-	$396	$396	$3	$662	$665
Netting adjustments(1)				(396)			(381)
Net receivable / payable				$-			$284

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

Upon origination of a forward foreign exchange contract, the contract is designated either as a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability (“cash flow hedge”), or a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates (“net investment hedge”). To the extent that a hedge is effective, changes in fair value are recorded within accumulated other comprehensive income (loss), with any ineffectiveness recorded in non-interest expense. Amounts recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense upon completion of the related transaction. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. Changes in the values of forward foreign exchange contracts that are not designated as hedges are reflected in non-interest expense.

Cash Flow Hedges Foreign exchange contracts, which include forward contracts, were used to manage the foreign exchange risk associated with certain minimum lease payment streams. At March 31, 2012 and December 31, 2011, TCF had $8 thousand of unrealized losses and less than $1 thousand of unrealized gains, respectively, on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), respectively. There were no gains or losses recorded within other comprehensive income (loss) and also reclassified into earnings for the three months ended March 31, 2012. For the three months ended March 31, 2012, losses of less than $1 thousand were excluded from the assessment of TCF’s cash flow hedge effectiveness. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $8 thousand.

Net Investment Hedges Foreign exchange contracts, which include forward contracts and currency options, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned Canadian subsidiary, along with certain assets, liabilities and forecasted transactions of that subsidiary. The gross amount of related gains or losses included in the foreign currency hedge within other comprehensive income (loss) for the three months ended March 31, 2012 and 2011, were losses of $396 thousand and $426 thousand, respectively.

The following table summarizes the pre-tax impact of foreign exchange activity on other non-interest expense within the Consolidated Statements of Comprehensive Income and Consolidated Statements of Financial Condition, by accounting designation.

	For the Three Months Ended March 31,
(In thousands)	2012	2011
Consolidated Statements of Comprehensive Income:
Foreign exchange gains	$3,120	$4,099
Forward foreign exchange contract losses:
Cash flow hedge	-	(3)
Not designated as hedges	(3,631)	(4,284)
Total forward foreign exchange contract losses	(3,631)	(4,287)
Net realized loss	$(511)	$(188)
Consolidated Statements of Financial Condition:
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	$385	$414
Net investment hedge	(396)	(426)
Cash flow hedge	(8)	(81)
Net unrealized loss	$(19)	$(93)

TCF executes all of its foreign exchange contracts in the over-the-counter market with large, international financial institutions pursuant to International Swaps and Derivatives Association, Inc. (ISDA) master agreements.  These agreements include credit risk-related features that enhance the creditworthiness of these instruments as compared with other obligations of the respective counterparty with whom TCF has transacted by requiring that additional collateral be posted under certain circumstances.  No such collateral was posted at March 31, 2012. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions. At March 31, 2012, TCF had received $1.3 million of cash collateral, of which $490 thousand was not utilized to offset derivative asset positions because the asset positions were over-collateralized. At December 31, 2011, TCF had received $150 thousand of cash collateral and had posted $135 thousand of cash collateral.

In connection with certain over-the-counter forward foreign exchange contracts, TCF could be required to terminate transactions with certain counterparties in the event that, among other things, TCF Bank’s long-term debt is rated less than BBB- by Standard and Poor’s ratings group or Baa3 by Moody’s ratings group.  At March 31, 2012, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $130.2 million. In the event TCF was rated less than BB- by Standard and Poor’s, the contract could be terminated or TCF may be required to provide approximately $2.6 million of additional collateral.

(11) Fair Value Measurement

Fair values represent the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions.

The following table presents the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at March 31, 2012
(In thousands)	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$727,191	$-	$727,191
Other	-	-	146	146
Other securities	1,457	-	100	1,557
Forward foreign currency contracts	-	1,715	-	1,715
Assets held in trust for deferred compensation plans(4)	11,089	-	-	11,089
Total assets	$12,546	$728,906	$246	$741,698
Forward foreign currency contracts	$-	$208	$-	$208
Total liabilities	$-	$208	$-	$208
Nonrecurring Fair Value Measurements:
Loans(5):
Commercial	$-	$-	$30,826	$30,826
Real estate owned(6):
Consumer	-	-	64,527	64,527
Commercial	-	-	41,858	41,858
Repossessed and returned assets(6)	-	2,630	172	2,802
Investments(7)	-	-	3,416	3,416
Total non-recurring fair value measurements	$-	$2,630	$140,799	$143,429

(1) Considered Level 1 under Accounting Standards Codification (“ASC”)Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2) Considered Level 2 under ASC 820.

(3) Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4) A corresponding liability is recorded in other liabilities for TCF’s obligation to the participants in these plans.

(5) Represents the carrying value of loans for which impairment reserves are determined based on the appraisal value of the collateral.

(6) Amounts do not include assets held at cost at March 31, 2012.

(7) Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

	Fair Value Measurements at December 31, 2011
(In thousands)	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$2,322,336	$-	$2,322,336
Other	-	-	152	152
Other securities	252	-	1,298	1,550
Forward foreign currency contracts	-	396	-	396
Assets held in trust for deferred compensation plans(4)	9,833	-	-	9,833
Total assets	$10,085	$2,322,732	$1,450	$2,334,267
Forward foreign currency contracts	$-	$665	$-	$665
Total liabilities	$-	$665	$-	$665
Nonrecurring Fair Value Measurements:
Loans(5)	$-	$-	$29,003	$29,003
Real estate owned(6)	-	-	122,263	122,263
Repossessed and returned assets(6)	-	3,889	270	4,159
Investments(7)	-	-	4,244	4,244
Total non-recurring fair value measurements	$-	$3,889	$155,780	$159,669

(1) Considered Level 1 under ASC 820.

(2) Considered Level 2 under ASC 820.

(3) Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4) A corresponding liability is recorded in other liabilities for TCF’s obligation to the participants in these plans.

(5) Represents the carrying value of loans for which impairment reserves are determined based on the appraisal value of the collateral.

(6) Amounts do not include assets held at cost at December 31, 2011.

(7) Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

The change in total assets carried at fair value using Company Determined Market Prices, from  $1.5 million at December 31, 2011 to $246 thousand at March 31, 2012, was the result of decreases in fair value of $100 thousand recorded within other comprehensive income (loss), reductions due to principal paydowns of $6 thousand, and transfers to securities measured at fair value using Readily Available Market Prices from securities measured using Company Determined Market Prices of $1.1 million.  The transfer was recognized as of the date of TCF’s adoption of ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities Available for Sale Securities available for sale consist primarily of U.S. Government sponsored enterprise and federal agency securities. The fair value of U.S. Government sponsored enterprise securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are classified as Level 2 assets.  Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity, but does not adjust these prices.

Other securities, for which there is little or no market activity, are categorized as Level 3 assets.  Other securities classified as Level 3 assets include foreign debt securities and previously included equity investments in other thinly traded financial institutions. The fair value of these assets is determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information, which is adjusted for security specific information, such as financial statement strength, earnings history, disclosed fair value measurements, recorded impairments and key financial ratios, to determine fair value. Other securities, for which there are active markets and routine trading volume, are categorized as Level 1 assets.

Forward Foreign Exchange Contracts TCF’s forward foreign exchange contracts are executed in over-the-counter markets and are valued using a cash flow model that includes key inputs such as foreign exchange rates and, in accordance with GAAP, an assessment of the risk of counterparty non-performance.  The risk of counterparty non-performance is based on external assessments of credit risk.  The majority of these contracts are based on observable transactions, but not quoted markets, and are classified as Level 2 assets and liabilities. As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous table, the derivative receivable and payable balances are presented gross of this netting adjustment.

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

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of such collateral, less estimated selling costs.  Selling costs are generally calculated as 5% to 10% of the underlying collateral.

Real Estate Owned and Repossessed and Returned Assets  The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Selling costs are generally calculated as 5% to 10% of the underlying collateral.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets.  Real estate owned and repossessed and returned assets were written down $5.4 million and included in foreclosed real estate and repossessed assets, net expense, for the three months ended March 31, 2012.

(12) Fair Value of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value.  These fair value estimates were made at March 31, 2012 and December 31, 2011, based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price at which an orderly transaction to sell an asset or transfer liability would take place between market participants at the measurement date under current market conditions.  However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the Company’s financial instruments are set forth in the following table.  This information represents only a portion of TCF’s balance sheet, and not the estimated value of the Company as a whole.  Non-financial instruments such as the value of TCF’s branches and core deposits, leasing operations and the future revenues from TCF’s customers are not reflected in this disclosure.  Therefore, this information is of limited use in assessing the value of TCF.

	Level in	At March 31,		At December 31,
	Fair Value	2012		2011
	Measurement	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	Level 1	$705,642	$705,642	$1,389,704	$1,389,704
Investments	Level 1	161,924	161,924	150,797	150,797
Investments	Level 3	6,516	6,516	6,983	6,983
Securities available for sale	Level 1	1,457	1,457	252	252
Securities available for sale	Level 2	727,191	727,191	2,322,336	2,322,336
Securities available for sale	Level 3	246	246	1,450	1,450
Forward foreign exchange contracts	Level 2	691	691	-	-
Loans and leases held for sale	Level 3	1,918	2,008	14,321	14,524
Interest-only strips	Level 3	23,675	23,675	22,436	22,436
Loans:
Consumer real estate	Level 3	6,815,909	6,551,303	6,895,291	6,549,277
Commercial real estate	Level 3	3,221,175	3,166,444	3,198,698	3,154,724
Commercial business	Level 3	245,914	239,513	250,794	242,331
Equipment finance loans	Level 3	1,143,063	1,151,711	1,110,803	1,118,271
Inventory finance loans	Level 3	1,637,958	1,629,082	624,700	623,651
Auto finance	Level 3	139,047	141,852	3,628	3,628
Other	Level 3	29,178	26,748	34,885	30,665
Total financial instrument assets		$14,861,504	$14,536,003	$16,027,078	$15,631,029
Financial instrument liabilities:
Checking, savings and money market deposits	Level 1	$11,550,409	$11,550,409	$11,136,389	$11,136,389
Certificates of deposit	Level 2	1,208,631	1,211,814	1,065,615	1,068,793
Short-term borrowings	Level 1	1,157,189	1,157,189	6,416	6,416
Long-term borrowings	Level 2	1,962,053	1,984,849	4,381,664	4,913,637
Forward foreign exchange contracts	Level 2	14	14	284	284
Total financial instrument liabilities		$15,878,296	$15,904,275	$16,590,368	$17,125,519
Financial instruments with off-balance sheet risk: (1)
Commitments to extend credit (2)	Level 2	$30,996	$30,996	$31,210	$31,210
Standby letters of credit (3)	Level 2	(41)	(41)	(71)	(71)
Total financial instruments with off-balance-sheet risk		$30,955	$30,955	$31,139	$31,139

(1) Positive amounts represent assets, negative amounts represent liabilities.

(2) Carrying amounts are included in other assets.

(3) Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization.  Securities available for sale, forward foreign exchange contracts and assets held in trust for deferred compensation plans are carried at fair value (see Note 11, Fair Value Measurement).  Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

Investments The carrying value of investments in FHLB stock and Federal Reserve stock approximates fair value.  The fair value of other investments is estimated based on discounted cash flows using current market rates and consideration of credit exposure.

Loans and Leases Held for Sale Auto loans and equipment finance leases held for sale are carried at the lower of cost or fair value. The cost of auto loans held for sale includes the unpaid principal balance, net of deferred loan fees and costs and dealer participation premiums. Estimated fair values are based upon recent loan sale transactions and any available price quotes on loans with similar coupons, maturities and credit quality.

Interest-Only Strips The fair value of the interest-only strips represents the present value of future cash flows to be generated by the loans, in excess of the interest paid to investors and servicing revenue received on the loans, and is included in other assets in the Consolidated Statements of Financial Condition. This excess interest represents future proceeds and is calculated as the contractual loan rate less the fixed rate that will be paid to the investor as specified in the loan sale agreements. TCF uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the estimated fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that the Company believes are commensurate with the risks associated with the cash flows. These assumptions are inherently subject to volatility and uncertainty. As a result, the estimated fair value of the interest-only strips will potentially fluctuate from period to period, and such fluctuations could be significant.

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

Forward Foreign Exchange Contracts Forward foreign exchange contract assets and liabilities are carried at fair value, which is net of the related cash collateral received and paid when a legally enforceable master netting agreement exists between TCF and the counterparty.

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

(13) Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the three months ended March 31, 2012.

	Restricted Stock			Stock Options
		Weighted-Average				Weighted-Average
	Shares	Grant Date Fair Value		Shares	Price Range	Exercise Price
Outstanding at December 31, 2011	2,284,114	$12.95		2,198,744	$ 12.85 - $15.75	$14.43
Granted	1,315,000	9.08		-	-	-
Forfeited	(6,580)	12.24		(42,640)	15.75	15.75
Vested	(336,737)	11.16		-	-	-
Outstanding at March 31, 2012	3,255,797	$11.57		2,156,104	$ 12.85 - $15.75	$14.40
Exercisable at March 31, 2012	N.A .	N.A	.	2,156,104		$14.40

N.A. Not applicable

Unrecognized stock compensation for restricted stock was $25.5 million with a weighted-average remaining amortization period of 2.9 years at March 31, 2012.  As of March 31, 2012, the weighted average remaining contractual life of stock options outstanding was 5.58 years.

(14) Employee Benefit Plans

The following tables set forth the net periodic benefit cost (income) included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three months ended March 31, 2012 and 2011.

	Pension Plan		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2012	2011	2012	2011
Interest cost	$441	$556	$73	$108
Return on plan assets	(206)	(678)	-	-
Amortization of transition obligation	-	-	-	1
Amortization of prior service cost	-	-	(7)	-
Net periodic benefit cost (income)	$235	$(122)	$66	$109

TCF made no cash contributions to the Pension Plan in either of the three months ended March 31, 2012 or 2011. During the first quarter of 2012, TCF paid $155 thousand for benefits of the Postretirement Plan, compared with $118 thousand for the same period in 2011.

(15) Business Segments

Lending, Funding and Support Services and Other have been identified as reportable operating segments. Lending includes retail lending, commercial banking, leasing and equipment finance, inventory finance and auto finance. Funding includes treasury services and branch banking. Support Services and Other includes holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments. In 2012, TCF changed the management structure and therefore its segments. Prior periods have been restated to reflect the current structure.

TCF evaluates performance and allocates resources based on each segment’s net income. The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies in the most recent Annual Report on Form 10-K. TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

			Support Services &
(In thousands)	Lending	Funding	Other	Eliminations	Consolidated
For the Three Months Ended
March 31, 2012:
Revenues from external customers:
Interest income	$206,558	$20,971	$-	$-	$227,529
Non-interest income	29,060	136,221	64	-	165,345
Total	$235,618	$157,192	$64	$-	$392,874
Net interest income	$122,955	$57,844	$11	$(637)	$180,173
Provision for credit losses	48,941	(399)	-	-	48,542
Non-interest income	29,060	136,233	37,329	(37,277)	165,345
Non-interest expense	85,033	664,012	36,940	(37,277)	748,708
Income tax expense (benefit)	6,335	(174,526)	(1,416)	(637)	(170,244)
Income (loss) after income tax expense	11,706	(295,010)	1,816	-	(281,488)
Income attributable to non-controlling interest	1,406	-	-	-	1,406
Net income (loss) attributable to common stockholders	$10,300	$(295,010)	$1,816	$-	$(282,894)
Total assets	$15,457,367	$6,430,745	$339,232	$(4,393,887)	$17,833,457

For the Three Months Ended
March 31, 2011:
Revenues from external customers:
Interest income	$214,761	$21,142	$-	$-	$235,903
Non-interest income	28,900	85,289	57	-	114,246
Total	$243,661	$106,431	$57	$-	$350,149
Net interest income	$115,969	$58,526	$15	$(470)	$174,040
Provision for credit losses	45,738	(464)	-	-	45,274
Non-interest income	28,900	89,782	34,065	(38,501)	114,246
Non-interest expense	79,462	119,617	33,318	(39,418)	192,979
Income tax expense (benefit)	7,079	11,498	335	(140)	18,772
Income after income tax expense	12,590	17,657	427	587	31,261
Income attributable to non-controlling interest	989	-	-	-	989
Net income attributable to common stockholders	$11,601	$17,657	$427	$587	$30,272
Total assets	$14,987,535	$7,007,062	$217,493	$(3,499,954)	$18,712,136

(16)   Earnings Per Common Share

The computation of basic and diluted (loss) earnings per common share is presented in the following table.

	Three Months Ended
	March 31,
(Dollars in thousands, except per-share data)	2012	2011
Basic (Loss) Earnings Per Common Share
Net (loss) income attributable to common stockholders	$(282,894)	$30,272
Earnings allocated to participating securities	20	109
(Loss) earnings allocated to common stock	$(282,914)	$30,163
Weighted-average shares outstanding	161,225,810	145,641,113
Restricted stock	(2,719,387)	(1,246,320)
Weighted-average common shares outstanding for basic earnings per common share	158,506,423	144,394,793
Basic (loss) earnings per share	$(1.78)	$.21

Diluted (Loss) Earnings Per Common Share
(Loss) earnings allocated to common stock	$(282,914)	$30,164
Weighted-average number of common shares outstanding adjusted for effect of dilutive securities:
Weighted-average common shares outstanding used in basic earnings per common share calculation	158,506,423	144,394,793
Net dilutive effect of:
Non-participating restricted stock	-	99,413
Stock options	-	244,585
Weighted-average common shares outstanding for diluted earnings per common share	158,506,423	144,738,791
Diluted (loss) earnings per share	$(1.78)	$.21

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

For the three months ended March 31, 2011, 526 thousand shares related to non-participating restricted stock and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because these shares were anti-dilutive.

(17)  Other Expense

Other expense consists of the following.

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Card processing and issuance cost	$4,074	$4,463
Telecommunications	3,518	2,943
Outside processing	2,948	3,034
Professional fees	2,884	3,683
Postage and courier	2,766	2,485
Deposit account losses	2,185	2,071
Office supplies	1,862	1,717
ATM processing	1,094	1,193
Other	15,965	12,977
Total other expense	$37,296	$34,566

(18)   Litigation Contingencies

From time to time, TCF is also a party to other legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve and the OCC. From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations and TCF’s regulatory authorities may impose sanctions on TCF for a failure to maintain regulatory compliance. TCF is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act (“BSA”) compliance. The Consent Order does not call for the payment of a civil money penalty; however, the OCC has issued a written notice to TCF related to TCF’s BSA compliance deficiencies. After the OCC’s review of TCF’s response to the notice, the OCC may impose a monetary penalty related to these findings. TCF is currently not able to estimate a reasonable range of costs relating to that possibility.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a bank holding company based in Wayzata, Minnesota. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota. TCF had 434 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets) at March 31, 2012.

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

TCF’s core businesses include Lending and Funding. Lending includes retail lending, commercial banking, leasing and equipment finance, inventory finance and auto finance. TCF refers to its combined leasing and equipment finance, inventory finance and auto finance businesses as Specialty Finance. Funding includes branch banking and treasury services. Treasury services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest rate and liquidity risks.

TCF’s lending strategy is to originate high credit quality and primarily secured loans and leases. TCF’s retail lending operation offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on properties or to customers located within TCF’s primary banking markets. The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc., which delivers equipment finance solutions to businesses in select markets, and Winthrop Resources Corporation, which primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. TCF Inventory Finance originates commercial variable-rate loans to businesses in the United States and Canada which are secured by equipment under a floorplan arrangement and supported by repurchase agreements from original equipment manufacturers. In November 2011, TCF entered into the auto finance business with its acquisition of Gateway One Lending & Finance, LLC (“Gateway One”). Gateway One currently originates and services loans on new and used autos in 31 states, and is expected to expand into a nationwide business.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 52.1% of TCF’s total revenue for the three months ended March 31, 2012. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest-rate risk monitoring and management policies. See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk, for further information.

Non-interest income is a significant source of revenue for TCF and an important factor in TCF’s results of operations. Increasing fee and service charge revenue has been challenging as a result of economic conditions, changing customer behavior and the impact of the implementation of new regulation. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Key drivers of non-interest income are the fee structure, number of deposit accounts and related transaction activity.

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three months ended March 31, 2012 and 2011, and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF’s net loss for the first quarter of 2012 was $282.9 million, or $1.78 per share including a net, after tax charge of $295.8 million, or $1.87 per share, related to the repositioning of TCF’s balance sheet.  TCF reported net income of $30.3 million, or 21 cents per share, in the first quarter of 2011.

On March 13, 2012, TCF announced that it has taken steps to reposition its balance sheet by prepaying $3.6 billion of long-term debt and selling $1.9 billion of mortgage-backed securities, which it anticipates will increase net interest margin and reduce interest rate risk going forward.  TCF’s current asset growth strategy and the outlook of the interest rate environment made it prudent for TCF to develop and execute a comprehensive balance sheet repositioning transaction.  A reliance on longer term, fixed-rate debt was appropriate for TCF’s previous strategy of growth in real estate assets with longer durations, such as residential and commercial real estate loans and mortgage-backed securities.  Given TCF’s current strategic focus on growth in nationally-oriented specialty finance assets with shorter durations and/or variable interest rates, a more flexible funding structure will significantly increase TCF’s ability to maximize net interest income and net interest margin going forward.

TCF’s long-term, fixed-rate debt was originated at market rates prior to the economic crisis.  At the time of the balance sheet repositioning, the interest rates on these borrowings were significantly above current market rates.  In addition, in late January 2012, the Federal Reserve forecasted interest rates to remain at historically low levels through at least 2014.  As a result, this action better positioned TCF for the current interest rate outlook while reducing interest rate risk tied to longer duration, fixed-rate securities.

Return on average assets was negative 5.96% for the first quarter of 2012, compared with .68% for the same period in 2011.  Return on average common equity was negative 63.38% for the first quarter of 2012, compared with 8.00% for the same period in 2011.

Operating Segment Results

The financial results of TCF’s operating segments are located in Note 15 of the Notes to Consolidated Financial Statements included in Part 1, Item 1. Financial Statements.

Lending, consisting of retail lending, commercial banking and specialty finance, reported net income of $10.3 million and $11.6 million for the first quarter of 2012 and 2011, respectively. Lending net-interest income totaled $123 million for the first quarter of 2012, up 6% from $116 million for the same period in 2011.  This increase is primarily due to growth in the inventory finance portfolio as the Bombardier Recreational Products (“BRP”) program continues to ramp up and growth in the auto finance portfolio.  These increases were partially offset by decreases in the consumer and commercial real estate portfolio balances and average yields. Lending provision for credit losses was $48.9 million and $45.7 million for the first quarter of 2012 and 2011, respectively.  The increase in the provision from the first quarter of 2011 was primarily due to increased reserves on the inventory finance portfolio as a result of increased loan balances.

Lending non-interest income totaled $29.1 million for the first quarter of 2012, essentially flat compared with $28.9 million during the same period in 2011.  Lending non-interest expense totaled $85 million for the first quarter of 2012, up 7% from $79.5 million for the same period in 2011. The increase from the first quarter of 2011 was primarily due to the newly acquired auto finance business as well as increased headcount related to achieving staffing levels for increased assets in the BRP® program in Inventory Finance.

Funding, consisting of branch banking and treasury services, reported a net loss of $295 million for the first quarter of 2012 and net income of $17.7 million for the same period in 2011. The net loss was primarily due to the balance sheet repositioning through losses recognized on the termination of long-term borrowings, partially offset by gains on sales of mortgage backed securities. Funding net interest income totaled $57.8 million for the first quarter of 2012, down 1.2% from $58.5 million for the same period in 2011.

Funding non-interest income totaled $136.2 million for the first quarter of 2012, up 51.7% from $89.8 million for the same 2011 period.  The increase in non-interest income from the first quarter of 2011 was primarily due to gains on securities in the first quarter of 2012 related to the balance sheet repositioning, partially offset by lower fee income.  Funding non-interest expense totaled $664 million for the first quarter of 2012, up $544.4 million from $119.6 million for the same 2011 period. The increase was primarily due to the loss on termination of debt in the first quarter of 2012.

Consolidated Net Interest Income

Net interest income for the first quarter of 2012 increased $6.1 million, or 3.5%, compared with the first quarter of 2011.  This increase is primarily due to a lower average cost of borrowings resulting from the balance sheet repositioning completed in March 2012, lower average borrowings due to 2011 debt maturities replaced with deposits, decreased rates on various deposit products, and higher average loan and lease balances as a result of growth in the inventory finance and auto finance portfolios. These increases were partially offset by decreases in the consumer and commercial real estate portfolio balances and average yields. Net interest income for the first quarter of 2012 increased $6.7 million, or 3.9%, compared with the fourth quarter of 2011. This increase is primarily due to increased growth in the inventory finance portfolio, lower average cost of borrowings offset by lower mortgage-backed securities balances resulting from the balance sheet repositioning completed in March 2012 and growth in the auto finance portfolio.  These increases were partially offset by decreases in the consumer and commercial real estate portfolio average balances and yields.

Net interest margin in the first quarter of 2012 was 4.14%, compared with 4.06% in the first quarter of 2011. This increase is primarily due to a lower average cost of borrowings due to the effects of the balance sheet repositioning completed in March 2012, lower average borrowings due to 2011 debt maturities replaced with deposits, as well as decreased rates on various deposit products.  These increases were partially offset by a decrease in yields in the consumer, commercial, and leasing and equipment finance portfolios as a result of the lower interest rate environment. Net interest margin increased by 22 basis points from 3.92% in the fourth quarter of 2011. This increase is primarily due to a lower average cost of borrowings due to the effects of the balance sheet repositioning completed in March 2012.  This increase was partially offset by decreased levels of higher yielding loans and leases in the consumer, commercial, and leasing and equipment finance portfolios as a result of the lower interest rate environment.  See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Borrowings and Liquidity for further discussion.

Achieving net interest income growth over time depends primarily on TCF’s ability to generate growth in higher-yielding assets and low or no interest-cost deposits.  While interest rates and consumer preferences continue to change over time, TCF is currently slightly liability sensitive as measured by its interest rate gap (the difference between interest-earning assets and interest-bearing liabilities maturing, repricing, or prepaying during the next twelve months).  Being liability sensitive generally means that TCF’s net interest income is subject to compression in rising interest rate environments.  Since TCF is primarily deposit funded, the degree of the impact on net interest income is somewhat controlled by TCF, but is impacted by how its competitors price comparable products.

See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Financial Condition Analysis – Deposits and Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk for further discussion on TCF’s interest rate risk position.

The following tables summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis.

	Three Months Ended March 31,
	2012			2011
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$745,861	$2,388	1.29%	$578,064	$1,801	1.26%
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	2,087,017	19,109	3.66	1,961,234	19,411	3.96
U.S. Treasury securities	-	-	-	47,269	13.11
Other securities	230	3	5.24	387	5	5.21
Total securities available for sale (2)	2,087,247	19,112	3.66	2,008,890	19,429	3.87
Loans and leases held for sale	5,872	45	3.08	-	-	-
Loans and leases:
Consumer real estate:
Fixed-rate	4,443,148	66,155	5.99	4,734,618	71,806	6.15
Variable-rate	2,401,915	30,068	5.03	2,367,341	30,280	5.19
Total consumer real estate	6,845,063	96,223	5.65	7,101,959	102,086	5.83
Commercial:
Fixed- and adjustable-rate	2,737,848	38,209	5.61	2,912,593	42,042	5.85
Variable-rate	719,872	7,512	4.20	710,870	7,657	4.37
Total commercial	3,457,720	45,721	5.32	3,623,463	49,699	5.56
Leasing and equipment finance	3,128,329	44,001	5.63	3,119,669	47,557	6.10
Inventory finance	1,145,183	18,725	6.58	872,785	15,325	7.12
Auto finance	85,562	1,583	7.44	-	-	-
Other	17,582	368	8.42	21,757	476	8.87
Total loans and leases (3)	14,679,439	206,621	5.65	14,739,633	215,143	5.90
Total interest-earning assets	17,518,419	228,166	5.24	17,326,587	236,373	5.51
Other assets	1,379,289			1,154,433
Total assets	$18,897,708			$18,481,020
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,359,781			$1,457,723
Small business	708,416			668,316
Commercial and custodial	305,064			291,513
Total non-interest bearing deposits	2,373,261			2,417,552
Interest-bearing deposits:
Checking	2,214,192	902.16		2,104,433	1,356.26
Savings	5,882,730	5,436.37		5,424,327	7,497.56
Money market	662,493	610.37		673,503	908.55
Subtotal	8,759,415	6,948.32		8,202,263	9,761.48
Certificates of deposit	1,135,673	2,113.75		1,092,537	2,243.83
Total interest-bearing deposits	9,895,088	9,061.37		9,294,800	12,004.52
Total deposits	12,268,349	9,061.30		11,712,352	12,004.42
Borrowings:
Short-term borrowings	436,171	329.30		83,038	92.45
Long-term borrowings	3,817,165	37,966	4.00	4,702,729	49,767	4.28
Total borrowings	4,253,336	38,295	3.62	4,785,767	49,859	4.22
Total interest-bearing liabilities	14,148,424	47,356	1.35	14,080,567	61,863	1.78
Total deposits and borrowings	16,521,685	47,356	1.15	16,498,119	61,863	1.52
Other liabilities	577,142			460,434
Total liabilities	17,098,827			16,958,553
Total TCF Financial Corp. stockholders’ equity	1,785,375			1,514,572
Non-controlling interest in subsidiaries	13,506			7,895
Total equity	1,798,881			1,522,467
Total liabilities and equity	$18,897,708			$18,481,020
Net interest income and margin		$180,810	4.14%		$174,510	4.06%

(1)  Annualized.

(2)  Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes equity securities.

(3)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

Provision for Credit Losses

The following table summarizes the composition of TCF’s provision for credit losses and percentage of the total provision expense for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,				Change
(Dollars in thousands)	2012		2011		$	%
Consumer real estate	$36,078	74.3%	$36,550	80.7%	$(472)	(1.3)%
Commercial	5,014	10.3	5,419	12.0	(405)	(7.5)
Leasing and equipment finance	515	1.1	2,760	6.1	(2,245)	(81.3)
Inventory finance	5,191	10.7	989	2.2	4,202	N.M .
Auto finance	1,021	2.1	-	-	1,021	N.M .
Other	723	1.5	(444)	(1.0)	1,167	N.M .
Total	$48,542	100.0%	$45,274	100.0%	$3,268	7.2%

N.M. Not Meaningful

TCF recorded provision expense of $48.5 million and $45.3 million in the first quarters of 2012 and 2011, respectively.  The increase from the first quarter of 2011 was primarily driven by increases in reserves in inventory finance, as the portfolio has increased 62% since March of 2011, partially offset by decreased provision expense in leasing and equipment finance.

Net loan and lease charge-offs for the first quarters of 2012 and 2011 were $38.9 million, or 1.06% (annualized) of average loans and leases and $55.8 million, or 1.51% (annualized), respectively. Consumer real estate net charge-offs for the first quarters of 2012 and 2011 were relatively flat at $35.7 million and $35.3 million, respectively. Commercial net charge-offs for the first quarters of 2012 and 2011 were $1.5 million and $17.8 million, respectively.  The decrease from the first quarter of 2011 was primarily due to lower charge-offs relating to commercial real estate loans, particularly in office buildings, land development, and manufactured housing.  Leasing and equipment finance net charge-offs for the first quarters of 2012 and 2011 were $151 thousand and $2.8 million, respectively.  The decrease in leasing and equipment finance net charge-offs from the first quarter 2011 was primarily due to decreases in charge-offs in the middle market and small ticket segments.

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

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Non-interest income totaled $165.3 million and $114.2 million for the first quarters of 2012 and 2011, respectively.

Fees and Service Charges

Fees and service charges totaled $41.9 million and $53.5 million for the first quarters of 2012 and 2011, respectively.  The decrease in fees and service charges from the first quarter of 2011 was primarily due to changes in customer behaviors and increased levels of checking account attrition.

Card Revenues

Card revenues totaled $13.2 million and $26.6 million for the first quarters of 2012 and 2011, respectively. Compared with the first quarter of 2011, the average interchange rate per transaction decreased due to new debit card interchange regulations which took effect on October 1, 2011.

TCF is the 11th largest issuer of Visa® small business debit cards and the 15th largest issuer of Visa consumer debit cards in the United States, based on payments volume for the three months ended December 31, 2011, as provided by Visa. TCF earns interchange revenue from customer card transactions paid by merchants, not by TCF’s customers. Card products represented 19.4% of banking fee revenue for the three months ended March 31, 2012. Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  The continued success of TCF’s debit card program depends significantly on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

The following tables set forth information about TCF’s card business.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2012	2011	Amount	%
Average number of checking accounts with a TCF card	1,135,331	1,245,822	(110,491)	(8.9)%
Average active card users	732,820	759,053	(26,233)	(3.5)
Average number of transactions per card per month	24.4	22.2	2.2	9.9
Sales volume for the three months ended:
Off-line (Signature)	$1,632,179	$1,631,179	$1,000.1
On-line (PIN)	267,887	236,269	31,618	13.4
Total	$1,900,066	$1,867,448	32,618	1.7
Average transaction size (in dollars)	$35	$37	(2)	(5.4)
Percentage off-line	85.90%	87.35%		(145	)bps
Average interchange per transaction	$.22	$.50	(.28)	(56.0)%
Average interchange rate per transaction	.63%	1.35%		(72	)bps

ATM Revenue

For the first quarters of 2012 and 2011, ATM revenue was $6.2 million and $6.7 million, respectively. The decline in ATM revenue was primarily due to fewer fee generating transactions and a reduced ATM fleet.

Leasing and Equipment Finance Revenue

Leasing and equipment finance revenue, including sales-type and operating lease revenues, totaled $22.9 million and $26.8 million for the first quarters of 2012 and 2011, respectively. The decline from the first quarter of 2011 was attributable to differing levels of customer-initiated lease activity. Leasing and equipment finance revenues may fluctuate from period to period based on customer-driven factors not within TCF’s control.

Gains on securities, net

During the first quarter of 2012 TCF sold $1.9 billion of mortgage-backed securities at a pre-tax gain of $77 million.  There were no sales of mortgage-backed securities during the first quarter of 2011.

Consolidated Non-Interest Expense

Non-interest expense totaled $748.7 million for the first quarter of 2012, up $555.7 million from $193 million for the same 2011 period.

Compensation and Employee Benefits

Compensation and employee benefits expense for the first quarter of 2012 increased $6.6 million, or 7.4%, from the first quarter of 2011.  The increase from the first quarter of 2011 was primarily due to the  newly acquired auto finance business as well as increased headcount related to achieving staffing levels for increased assets in the BRP program in Inventory Finance.

FDIC Insurance

FDIC insurance expense for the first quarter of 2012 decreased $809 thousand, or 11.2%, from the first quarter of 2011.  The decrease was primarily due to the balance sheet repositioning during March of 2012 which resulted in a lower assessment base and changes in the FDIC insurance rate calculations for banks over $10 billion in total assets, which were implemented on April 1, 2011.

Deposit Account Premiums

Deposit account premium expense totaled $6 million for the first quarter of 2012, compared with $3.2 million for the same 2011 period.  The increase was primarily due to changes in the account premium programs beginning in April 2011, resulting in increased premiums paid to qualifying accounts.

Advertising and Marketing

Advertising and marketing expense totaled $2.6 million for the first quarter of 2012, compared with $3.2 million for the same 2011 period.  The decrease was due to the discontinuation of the debit card rewards program in the third quarter of 2011 in response to new federal regulation regarding debit card interchange fees.

Loss on Termination of Debt

During March 2012, TCF restructured $3.6 billion of long term borrowings that had a 4.3% weighted average rate at a pre-tax loss of $551 million. TCF replaced $2.1 billion of 4.4% weighted average fixed-rate, Federal Home Loan Bank advances with a mix of floating and fixed-rate, long- and short-term borrowings with a current weighted average rate of .5%. In addition, TCF terminated $1.5 billion of 4.2% weighted average fixed-rate borrowings under repurchase agreements.

Foreclosed Real Estate and Repossessed Assets, Net

Foreclosed real estate and repossessed assets, net expenses totaled $11 million for the first quarter of 2012, compared with $12.9 million for the same 2011 period. The decrease was primarily due to reduced writedowns on consumer real estate properties as a result of a decrease in the number of properties owned.

Operating Lease Depreciation

Operating lease depreciation totaled $6.7 million for the first quarter of 2012, compared with $7.9 million for the same 2011 period. The decrease was primarily due to the reduction in the operating lease portion of the portfolio.

Other Credit Costs, Net

Other credit costs, net is comprised of consumer real estate loan pool insurance, write-downs on operating leases and reserve requirements for expected losses on unfunded commitments.  Other credit costs, net provided a benefit of $288 thousand, compared with net expenses of $2.5 million for the same 2011 period. The current quarter’s benefit was primarily due to reduced premium related expense on consumer real estate loan pool insurance and a decrease in reserves on unfunded commitments.

Visa Indemnification Expense

TCF is a member of Visa U.S.A. for issuance and processing of its card transactions.  As a member of Visa, TCF has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, for contingent losses in connection with certain covered litigation (the “Visa contingent indemnification”) disclosed in Visa’s public filings with the SEC based on its membership proportion.  TCF is not a party to the lawsuits brought against Visa U.S.A.  TCF’s membership proportion in Visa U.S.A. was .16234% at March 31, 2012.

As of March 31, 2012, TCF held 308,219 Visa Inc. Class B shares with no recorded value that are generally restricted from sale, other than to other Class B shareholders, and are subject to dilution as a result of TCF’s indemnification obligation.

At March 31, 2012, TCF had no remaining Visa contingent indemnification liability recorded. TCF’s indemnification obligation for Visa’s covered litigation is a highly judgmental estimate.  TCF must rely on Visa’s public disclosures about the covered litigation in making estimates of the Visa contingent indemnification obligation. Visa has significantly funded its covered litigation escrow account at amounts expected to cover any settlements or losses at this time.

Income Taxes

TCF recorded income tax benefit of $170.2 million for the first quarter of 2012, or 37.7% of the loss before income tax benefit, compared with income tax expense $18.8 million, or 37.5%, of income before income tax expense, for the comparable 2011 period.

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

In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the income tax rates expected to apply to taxable income in the periods in which the deferred income tax assets or liabilities are expected to be realized.  If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to the Consolidated Statements of Comprehensive Income.  Also, if current period income tax rates change, the impact on the annual effective income tax rate is applied year-to-date in the period of enactment.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio.

	At	At
	March 31,	December 31,	Percentage
(Dollars in thousands)	2012	2011	Change
Consumer real estate:
Consumer real estate:
First mortgage lien	$4,685,761	$4,742,423	(1.2)%
Junior lien	2,130,148	2,152,868	(1.1)
Total consumer real estate	6,815,909	6,895,291	(1.2)
Commercial:
Commercial real estate:
Permanent	3,065,828	3,039,488.9
Construction and development	155,347	159,210	(2.4)
Total commercial real estate	3,221,175	3,198,698.7
Commercial business	245,914	250,794	(1.9)
Total commercial	3,467,089	3,449,492.5
Leasing and equipment finance:(1)
Equipment finance loans	1,143,063	1,110,803	2.9
Lease financings:
Direct financing leases	1,976,427	2,039,096	(3.1)
Sales-type leases	29,196	29,219	(.1)
Lease residuals	126,217	129,100	(2.2)
Unearned income and deferred lease costs	(156,148)	(165,959)	5.9
Total lease financings	1,975,692	2,031,456	(2.7)
Total leasing and equipment finance	3,118,755	3,142,259	(.7)
Inventory finance	1,637,958	624,700	162.2
Auto finance	139,047	3,628	N.M .
Other	29,178	34,885	(16.4)
Total loans and leases	$15,207,936	$14,150,255	7.5%

N.M. Not meaningful.

(1)    Operating leases of $67 million and $69.6 million at March 31, 2012 and December 31, 2011, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

Approximately 74% of the consumer real estate portfolio at March 31, 2012 consisted of closed-end amortizing loans.  TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal.  Outstanding balances on consumer real estate lines of credit were $2.1 billion at March 31, 2012 and December 31, 2011.  The average Fair Isaac Corporation (“FICO”) credit score at loan origination for the retail lending portfolio was 727 as of March 31, 2012 and December 31, 2011. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 726 at March 31, 2012, compared with 727 at December 31, 2011.  As of March 31, 2012, 28.3% of the consumer real estate loan balance has been originated since January 1, 2009, with 2012 net charge offs of .20% (annualized).

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary markets, with a focus on secured lending.  At March 31, 2012, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by real estate or other business assets.  At March 31, 2012, approximately 93% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary banking markets.

The leasing and equipment finance backlog of approved transactions was $513.5 million at March 31, 2012, up from $455.3 million at December 31, 2011.

Credit Quality

The following tables summarize TCF’s loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio. Performing classified loans and leases have well-defined weaknesses but may never become non-performing or result in a loss.

	At March 31, 2012
	Performing Loans and Leases (1)				60+ Days	Non-accrual
			Accruing		Delinquent	Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified (2)	TDRs (3)	Total	and Accruing	Leases	and Leases
Consumer real estate	$6,149,586	$-	$413,364	$6,562,950	$103,655	$149,304	$6,815,909
Commercial	3,011,101	207,691	109,195	3,327,987	3,425	135,677	3,467,089
Leasing and equipment finance	3,071,833	19,111	845	3,091,789	6,951	20,015	3,118,755
Inventory finance	1,630,126	6,538	-	1,636,664	185	1,109	1,637,958
Auto finance	138,879	-	-	138,879	168	-	139,047
Other	26,288	-	-	26,288	52	2,838	29,178
Total loans and leases	$14,027,813	$233,340	$523,404	$14,784,557	$114,436	$308,943	$15,207,936
Percent of total loans and leases	92.3%	1.5%	3.4%	97.2%	.8%	2.0%	100.0%

	At December 31, 2011
	Performing Loans and Leases (1)				60+ Days	Non-accrual
			Accruing		Delinquent	Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified (2)	TDRs (3)	Total	and Accruing	Leases	and Leases
Consumer real estate	$6,233,515	$-	$402,770	$6,636,285	$109,635	$149,371	$6,895,291
Commercial	2,987,876	234,501	98,448	3,320,825	1,148	127,519	3,449,492
Leasing and equipment finance	3,093,194	21,451	776	3,115,421	6,255	20,583	3,142,259
Inventory finance	616,677	7,040	-	623,717	160	823	624,700
Auto finance	3,231	-	-	3,231	397	-	3,628
Other	34,829	-	-	34,829	41	15	34,885
Total loans and leases	$12,969,322	$262,992	$501,994	$13,734,308	$117,636	$298,311	$14,150,255
Percent of total loans and leases	91.7%	1.9%	3.5%	97.1%	.8%	2.1%	100.0%

(1)     Includes all loans and leases that are not 60+ days delinquent or on non-accrual status.

(2)     Excludes classified loans and leases that are accruing TDRs and 60+ days delinquent. “Classified” loans and leases are those for which management has concerns regarding the borrower’s ability to meet the existing terms and conditions, but may never become non-performing or result in a loss.

(3)     Excludes accruing TDRs that are 60+ days delinquent.

Performing loans and leases includes all loans and leases that are not over 60-days delinquent or on non-accrual status.  Performing loans and leases were 97.2% of total loans and leases at March 31, 2012, a slight increase from 97.1% at December 31, 2011. The increase was due to the growth of higher credit quality inventory finance loans.

Total non-accrual loans at March 31, 2012 increased $10.6 million from December 31, 2011. The increase was primarily due to commercial real estate non-accrual loans increasing $15.2 million, partially offset by a $7 million decrease in commercial business non-accruals.  During the three months ended March 31, 2012, non-accrual loans totaling $23.3 million were transferred to real estate owned and $21.2 million migrated to accruing status.  Consumer real estate accruing Troubled Debt Restructurings (“TDRs”) increased $12 million from December 31, 2011, the smallest quarterly increase since the second quarter of 2010.

Past Due Loans and Leases

The following tables set forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 7 of the Notes to Financial Statements included in Part I, Item 1. Financial Statements for additional information.

	At March 31,	At December 31,
(Dollars in thousands)	2012	2011
Principal balances:
60-89 days	$48,180	$45,531
90 days or more	66,256	72,105
Total	$114,436	$117,636

Percentage of loans and leases:
60-89 days	.33%	.33%
90 days or more	.44	.52
Total	.77%	.85%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type, excluding non-accrual loans and leases.

	At March 31, 2012		At December 31, 2011
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$88,092	1.93%	$87,358	1.89%
Junior lien	15,563.74		22,277	1.04
Total consumer real estate	103,655	1.55	109,635	1.63
Commercial real estate	3,067.10		1,099.04
Commercial business	358.16		49.02
Total commercial	3,425.10		1,148.03
Leasing and equipment finance:
Middle market	1,213.08		1,061.07
Small ticket	1,594.22		2,018.28
Winthrop	2,112.67		235.07
Other	-	-	198.11
Total leasing and equipment finance	4,919.17		3,512.13
Inventory finance	185.01		160.03
Auto finance	2	-	-	-
Other	52.20		41.12
Subtotal (1)	112,238.77		114,496.85
Delinquencies in acquired portfolios (2)	2,198.66		3,140.84
Total	$114,436.77%		$117,636.85%

(1) Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2) Remaining balances of acquired loans and leases were $332.6 million and $371.9 at March 31, 2012 and December 31, 2011, respectively.

Loan Modifications-Consumer

TCF has maintained several programs designed to assist consumer real estate customers by extending payment dates or reducing customers’ contractual payments (but not forgiving principal). Under these programs, TCF reduces a customer’s contractual payments for a period of time appropriate for the borrower’s condition. All loan modifications are made on a case-by-case basis. Loan modifications are not reported as TDRs in the calendar years after modification if the loans were modified at an interest rate equal to or greater than the yields of new loan originations with comparable risk and the loan is performing based on the terms of the restructuring agreements.

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

Although loans classified as TDRs are considered impaired, TCF was able to receive more than 50% of the contractual interest due on accruing consumer real estate TDRs for the three months ended March 31, 2012 by modifying the loan to a qualified customer instead of foreclosing on the property.  Only 7.1% of accruing consumer real estate TDRs were more than 60-days delinquent at March 31, 2012, relatively flat when compared with the fourth quarter of 2011. Approximately 3.2% of the $221.7 million accruing consumer real estate TDRs modified during the 15 months preceding March 31, 2012 defaulted during the three months ended March 31, 2012.

Of the $445 million of accruing consumer real estate TDRs at March 31, 2012, $249.1 million were accruing permanent modifications and only 4.1% of the accruing permanent modifications were over 60-days delinquent.  Temporary modifications are no longer classified as TDRs once they complete the temporary modification term and the customer is performing for three months under the original contractual terms.

The following table summarizes the balance of accruing modified consumer loans as of March 31, 2012 and December 31, 2011.

	At March 31,	At December 31,
(Dollars in thousands)	2012	2011
Permanently modified accruing TDRs	$249,149	$198,882
Temporarily modified accruing TDRs	195,895	234,196
Total accruing TDRs	445,044	433,078
Other loan modifications	4,695	13,397
Total accruing loan modifications	$449,739	$446,475
Over 60-day delinquency as a percentage of balance:
Permanently modified accruing TDRs	4.12%	4.63%
Temporarily modified accruing TDRs	10.93	9.01
Total accruing TDRs	7.12	7.00
Other loan modifications	41.02	20.66
Total accruing loan modifications	7.47	7.41

Loan Modifications-Other

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

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six months. At March 31, 2012, over 52% of total commercial TDRs were accruing and TCF was able to recognize all of the contractual interest due on accruing commercial TDRs during the first quarter of 2012. Only four of the 69 accruing commercial TDRs that were modified within the 15 months preceding March 31, 2012, totaling $13.6 million, defaulted during the first three months of 2012. For additional information regarding TCF’s loan modifications refer to Note 7 of the Notes to Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

The following table summarizes the balance of accruing modified commercial, leasing and equipment finance, and auto finance loans as of March 31, 2012 and December 31, 2011.

	At March 31, 2012
(Dollars in thousands)	Commercial	Leasing and Equipment Finance	Auto Finance
TDRs	$109,885	$845	$-
Other loan modifications	3,477	1,399	1,675
Total accruing loan modifications	$113,362	$2,244	$1,675
Over 60-day delinquency as a percentage of balance:
TDRs	.63%	-%	-%
Other loan modifications	-	11.72	7.16
Total accruing loan modifications	.61	7.31	7.16

	At December 31, 2011
(Dollars in thousands)	Commercial	Leasing and Equipment Finance	Auto Finance
TDRs	$98,448	$776	$-
Other loan modifications	13,318	4,829	-
Total accruing loan modifications	$111,766	$5,605	$-
Over 60-day delinquency as a percentage of balance:
TDRs	-%	-%	-%
Other loan modifications	-	2.40	-
Total accruing loan modifications	-	2.07	-

Non-accrual Loans and Leases

Non-accrual loans and leases increased $10.6 million, or 3.6%, from December 31, 2011, primarily due to an increase in non-accruals on commercial real estate loans.  Consumer real estate loans are charged-off to their estimated realizable values less estimated selling costs upon entering non-accrual status. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases and inventory finance loans when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Non-accrual loans and leases are summarized in the following table.

	At	At
	March 31,	December 31,
(In thousands)	2012	2011
Consumer real estate:
First mortgage lien	$125,895	$129,114
Junior lien	23,409	20,257
Total consumer real estate	149,304	149,371
Commercial real estate	119,904	104,744
Commercial business	15,773	22,775
Total commercial	135,677	127,519
Leasing and equipment finance	20,015	20,583
Inventory finance	1,109	823
Auto finance	-	-
Other	2,838	15
Total non-accrual loans and leases	$308,943	$298,311

At March 31, 2012 and December 31, 2011, non-accrual loans and leases include $145.3 million and $130.9 million, respectively, of loans that were modified and categorized as TDRs.  The increase in non-accrual TDRs at March 31, 2012, compared with December 31, 2011, was primarily due to a $16 million increase in commercial non-accrual TDRs.

Changes in the amount of non-accrual loans and leases for the three months ended March 31, 2012 and 2011 are summarized in the following tables.

	At or For the Three Months Ended March 31, 2012
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Other	Total
Balance, beginning of period	$149,371	$127,519	$20,583	$823	$15	$298,311
Additions	61,677	17,903	4,655	1,431	4	85,670
Charge-offs	(15,914)	(1,462)	(1,248)	(1)	(1,058)	(19,683)
Transfers to other assets	(22,822)	(1,643)	(979)	(159)	-	(25,603)
Return to accrual status	(20,524)	(26)	(100)	(593)	-	(21,243)
Payments received	(2,378)	(3,506)	(2,896)	(391)	(31)	(9,202)
Other, net	(106)	(3,108)	-	(1)	3,908	693
Balance, end of period	$149,304	$135,677	$20,015	$1,109	$2,838	$308,943

	At or For the Three Months Ended March 31, 2011
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Other	Total
Balance, beginning of period	$167,497	$142,248	$34,407	$1,055	$50	$345,257
Additions	58,416	7,564	10,829	3,777	10	80,596
Charge-offs	(16,770)	(17,665)	(2,960)	(5)	(17)	(37,417)
Transfers to other assets	(28,696)	(2,371)	(2,138)	(336)	-	(33,541)
Return to accrual status	(21,982)	-	(464)	(2,188)	-	(24,634)
Payments received	(2,692)	(4,209)	(5,050)	(930)	-	(12,881)
Other, net	(583)	2,178	10	64	-	1,669
Balance, end of period	$155,190	$127,745	$34,634	$1,437	$43	$319,049

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

The Company considers the allowance for loan and lease losses of $265.3 million appropriate to cover losses incurred in the loan and lease portfolios as of March 31, 2012. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 7 of the Notes to Consolidated Financial Statements included in Part I, Item 1. Financial Statements, the following table includes detailed information regarding TCF’s allowance for loan and lease losses and net charge-offs.

	At March 31, 2012			At December 31, 2011
(Dollars in thousands)	Allowance	Total Loans and Leases	Allowance as a % of Balance	Allowance	Total Loans and Leases	Allowance as a % of Balance
Consumer real estate:
First mortgage lien	$114,094	$4,685,761	2.43%	$115,740	$4,742,423	2.44%
Junior lien	69,731	2,130,148	3.27	67,695	2,152,868	3.14
Consumer real estate	183,825	6,815,909	2.70	183,435	6,895,291	2.66
Commercial	50,444	3,467,089	1.45	46,954	3,449,492	1.36
Leasing and equipment finance	21,537	3,118,755.69		21,173	3,142,259.67
Inventory finance	7,556	1,637,958.46		2,996	624,700.48
Auto finance	1,019	139,047.73		-	3,628	-
Other	912	29,178	3.13	1,114	34,885	3.19
Total allowance for loan and lease losses	265,293	15,207,936	1.74	255,672	14,150,255	1.81

N.M. Not Meaningful.

The increase in the allowance in inventory finance and auto finance was primarily due to increased loan balances and the related reserves.  At March 31, 2012, the allowance as a percent of total loans and leases was 1.74% compared with 1.81% at December 31, 2011. The decrease in the allowance as a percent of total loans and leases was due to loan growth in the high credit quality inventory finance portfolio.  The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts and collateral values as loans migrate to classified commercial loans or to non-accrual.  Charge-offs are taken against such specific reserves.  The increase in the allowance for commercial lending in the first three months of 2012 was primarily due to increased provision expense on speculative and retail real estate in the commercial portfolio.

The following tables set forth additional information regarding net charge-offs (recoveries):

	Three Months Ended
	March 31, 2012		March 31, 2011
	Net	Loss	Net	Loss
(Dollars in thousands)	Charge-offs	Rate (1)	Charge-offs	Rate (1)
Consumer real estate:
First mortgage liens	$19,526	1.66%	$21,950	1.81%
Junior liens	16,162	3.03	13,353	2.39
Total consumer real estate	35,688	2.09	35,303	1.99
Commercial real estate	972.12		14,481	1.75
Commercial business	552.90		3,297	4.22
Total commercial	1,524.18		17,778	1.96
Leasing and equipment finance	151.02		2,789.36
Inventory finance	643.22		209.10
Auto Finance	2.01		-	-
Other	925	N.M .	(267)	N.M .
Total	$38,933	1.06%	$55,812	1.51%

(1) Represents the ratio of net charge-offs to average loans and leases, annualized.

N.M. Not Meaningful.

During the first quarter of 2012, commercial net charge-offs decreased $16.3 million, compared with the same 2011 period. The decreases in net charge-offs was primarily due to a reduction in office building and land development net charge-offs.  Leasing and equipment finance net charge-offs for the first quarter of 2012 decreased $2.6 million compared with the same 2011 period primarily due to decreases in the small ticket and middle market segments, as customer performance continued to improve in these areas.

Other Real Estate Owned and Repossessed and Returned Assets

Other real estate owned and repossessed and returned equipment are summarized in the following table.

	At	At
	March 31,	December 31,
(In thousands)	2012	2011
Other real estate owned (1):
Residential real estate	$84,996	$87,792
Commercial real estate	42,232	47,106
Total other real estate owned	127,228	134,898
Repossessed and returned assets	5,013	4,758
Total other real estate owned and repossessed and returned equipment	$132,241	$139,656
(1) Includes properties owned and foreclosed properties subject to redemption.

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. At March 31, 2012, TCF owned 466 consumer real estate properties, an increase of one from December 31, 2011, due to the addition of 285 properties exceeding the sale of 284 properties. The average length of time to sell consumer real estate properties during the first three months of 2012 was 6.5 months from the date they were classified as other real estate owned.

The changes in the amount of other real estate owned for the three months ended March 31, 2012 are summarized in the following tables.

	At or For the Three Months Ended March 31, 2012
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$87,792	$47,106	$134,898
Transferred in, net of charge-offs	25,165	459	25,624
Sales	(25,992)	(2,609)	(28,601)
Write-downs	(2,554)	(2,713)	(5,267)
Other, net	585	(11)	574
Balance, end of period	$84,996	$42,232	$127,228

Transfers into other real estate owned decreased by $8.2 million and sales of other real estate owned increased $2.7 million for the three months ended March 31, 2012, compared with the three months ended December 31, 2011.

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Deposits totaled $12.8 billion at March 31, 2012, an increase of $557 million, or 4.6%, from December 31, 2011. The average interest cost of deposits in the first quarter of 2012 was .30%, down 12 basis points, from the same period in 2011. The decrease in the average interest cost of deposits was primarily due to pricing strategies on certain deposit products, mix changes and lower market interest rates. TCF’s weighted-average interest rate on deposits, including non-interest bearing deposits, was .29% at both March 31, 2012 and December 31, 2011.

Borrowings and Liquidity

Borrowings totaled $3.1 billion at March 31, 2012, down $1.3 billion from December 31, 2011. The weighted-average rate on borrowings was 1.25% at March 31, 2012, compared with 4.26% at December 31, 2011. Historically, TCF has borrowed primarily from the FHLB, from institutional sources under repurchase agreements and from other sources. At March 31, 2012, TCF had $1.6 billion in unused, secured borrowing capacity at the FHLB of Des Moines.

At March 31, 2012, TCF, through its subsidiary TCF Commercial Finance Canada, Inc., had $31 million available under a Canadian denominated line of credit facility. Advances under this credit facility are fully collateralized by pledged securities, and TCF Commercial Finance Canada, Inc. could draw $10 million on the unused credit line without additional collateral being pledged.

At March 31, 2012, interest-bearing deposits held at the Federal Reserve and unencumbered securities were $1.1 billion, an increase of $372 million from the first quarter of 2011 and a decrease of $319 million from December 31, 2011.

See Note 8 of the Notes to Consolidated Financial Statements included in Part 1, Item 1. Financial Statements for additional information regarding TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts. At March 31, 2012, the aggregate contractual obligations (excluding bank deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	3-5	More Than
Contractual Obligations	Total	1 year	years	years	5 years
Total borrowings (1)	$3,119,242	$1,208,166	$1,415,071	$380,498	$115,507
Annual rental commitments under non-cancelable operating leases	215,575	26,512	54,183	46,558	88,322
Campus marketing agreements	45,493	4,028	7,220	6,045	28,200
Total	$3,380,310	$1,238,706	$1,476,474	$433,101	$232,029

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	3-5	More Than
Commitments	Total	1 year	years	years	5 years
Commitments to lend:
Consumer real estate and other	$1,247,457	$88,192	$98,438	$83,874	$976,953
Commercial	286,091	156,958	48,816	41,255	39,062
Leasing and equipment finance	202,118	202,118	-	-	-
Total commitments to lend	1,735,666	447,268	147,254	125,129	1,016,015
Standby letters of credit and guarantees on industrial revenue bonds	25,954	19,178	370	6,406	-
Total	$1,761,621	$466,446	$147,624	$131,535	$1,016,015
(1) Total borrowings exclude interest.

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

Equity

Total equity at March 31, 2012 was $1.5 billion, or 8.69% of total assets, compared with $1.9 billion, or 9.90% of total assets, at December 31, 2011. Dividends to common stockholders on a per share basis totaled 5 cents for each of the quarters ended March 31, 2012 and March 31, 2011. TCF’s dividend payout ratio was a negative 2.8% for the quarter ended March 31, 2012. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At March 31, 2012, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors.

Tangible realized common equity at March 31, 2012 was $1.3 billion, or 7.36% of total tangible assets, compared with $1.6 billion, or 8.42% of total tangible assets, at December 31, 2011.  Tangible realized common equity is a non-GAAP measure and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. Management reviews tangible realized common equity to tangible assets as an ongoing measure and has included this information because of current interest by investors, rating agencies and banking regulators. The methodology for calculating tangible realized common equity may vary between companies.

The following table is a reconciliation of the non-GAAP measure of tangible realized common equity to tangible assets to the GAAP measure of total equity to total assets.

	At March 31,	At December 31,
(Dollars in thousands)	2012	2011
Computation of total equity to total assets:
Total equity	$1,549,325	$1,878,627
Total assets	17,833,457	18,979,388
Total equity to total assets	8.69%	9.90%

Computation of tangible realized common equity to tangible assets:
Total equity	$1,549,325	$1,878,627
Less: Non-controlling interest in subsidiaries	18,306	10,494
Total TCF Financial Corporation stockholders’ equity	1,531,019	1,868,133
Less:
Goodwill	225,640	225,640
Other intangibles	6,803	7,134
Accumulated other comprehensive income	3,273	56,826
Tangible realized common equity	$1,295,303	$1,578,533

Total assets	$17,833,457	$18,979,388
Less:
Goodwill	225,640	225,640
Other intangibles	6,803	7,134
Tangible assets	$17,601,014	$18,746,614

Tangible realized common equity to tangible assets	7.36%	8.42%

At March 31, 2012, TCF and TCF Bank was considered “well-capitalized” under guidelines established by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”). See Note 9 of the Notes to Consolidated Financial Statements included in Part I, Item 1. Financial Statements for additional information.

Tier 1 risk-based capital at March 31, 2012 was $1.4 billion, or 9.97% of risk-weighted assets, compared with $1.7 billion, or 12.67% of risk-weighted assets at December 31, 2011. Tier 1 common capital at March 31, 2012 was $1.3 billion, or  9.04% of risk-weighted assets, compared with $1.6 billion, or 11.74% of risk-weighted assets at December 31, 2011.

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

The following table is a reconciliation of non-GAAP measure of total Tier 1 common risk-based capital to the GAAP measure of total Tier 1 risk-based capital ratio.

	At	At
	March 31,	December 31,
(In thousands)	2012	2011
Total Tier 1 risk-based capital ratio:
Total Tier 1 capital	$1,431,565	$1,706,926
Total risk-weighted assets	14,357,389	13,475,330
Total Tier 1 risk-based capital ratio	9.97%	12.67%

Computation of Tier 1 common capital ratio:
Total Tier 1 capital	$1,431,565	$1,706,926
Less:
Qualifying trust preferred securities	115,000	115,000
Qualifying non-controlling interest in subsidiaries	18,306	10,494
Total Tier 1 common risk-based capital	$1,298,259	$1,581,432

Total risk-weighted assets	$14,357,389	$13,475,330
Total Tier 1 common risk-based capital ratio	9.04%	11.74%

On April 16, 2012, TCF declared a regular quarterly dividend of 5 cents per common share, payable on May 31, 2012 to stockholders of record at the close of business on April 27, 2012.

RECENT ACCOUNTING DEVELOPMENTS

On December 23, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (Topic 220), which defers the requirement to present the reclassification amounts from other comprehensive income to net income as a separate component on the income statement.  The remaining requirements of ASU No. 2011-05 were adopted in the current Quarterly Report on Form 10-Q.

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), which requires companies that have financial and derivative instruments subject to a master netting agreement to disclose the gross amount of the financial assets and liabilities, the amounts that are offset on the balance sheet, the net amounts presented, and the amounts subject to a master netting arrangement that are not offset.  The adoption of ASU No. 2011-11 will be required for TCF’s first quarter 2013 Form 10-Q, and is not expected to have a material impact on TCF.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Federal and state legislation imposes numerous legal and regulatory requirements on financial institutions. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on TCF and its bank and other subsidiaries.

Bank Secrecy Act Consent Order

TCF is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act (“BSA”) compliance. The Consent Order does not call for the payment of a civil money penalty; however, the OCC has issued a written notice to TCF related to TCF’s BSA compliance deficiencies. After the OCC’s review of TCF’s response to the notice, the OCC may impose a penalty related to these findings.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT

Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for the Company’s businesses and their respective markets, such as projections of future performance, guidance, statements of the Company’s plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on the Company’s assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, TCF claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause the Company’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this Quarterly Report on Form 10-Q.  These factors include the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

Legislative and Regulatory Requirements.  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau and changes in the scope of Federal preemption of state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; impact of legislative, regulatory or other changes affecting customer account charges and fee income; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines; deficiencies in TCF’s compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions or other adverse consequences such as increased capital requirements or higher deposit insurance assessments; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Earnings/Capital Risks and Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including the phase out of trust preferred securities in tier 1 capital called for by the Dodd-Frank Act, or additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital (including those resulting from U.S. implementation of Basel III requirements); adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; uncertainties relating to customer opt-in preferences with respect to overdraft fees on point of sale and ATM transactions which may have an adverse impact on TCF’s fee revenue; uncertainties relating to future retail deposit account changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

Competitive Conditions; Supermarket Branching Risk; Growth Risks.  Reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches; customers completing financial transactions without using a bank; the effect of any negative publicity; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF’s growth strategy through acquisitions or cross-selling opportunities; failure to expand or diversify our balance sheet through programs or new opportunities; failure to successfully attract and retain new customers; product additions and addition of distribution channels (or entry into new markets) for existing products.

Technological and Operational Matters.  Technological or operational difficulties, loss or theft of information, counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-2 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At March 31, 2012, net interest income is estimated to increase slightly by 1.2% compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a negative $68 million, or .4% of total assets, at March 31, 2012, compared with a positive $2.1 billion, or 10.9% of total assets, at December 31, 2011. The change in the gap from year-end is primarily due to the balance sheet repositioning and having more short-term and variable-rate borrowings, along with a smaller mortgage-backed securities portfolio.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period. A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 50 basis point decrease in current mortgage loan interest rates would increase prepayments on the $5.1 billion of consumer real estate loans and fixed-rate mortgage-backed securities at March 31, 2012, by approximately $84 million, or 17%, in the first year. An increase in prepayment would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.  Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would decrease prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at March 31, 2012, by approximately $115 million, or 23.2% in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates.  Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Managing Director of Corporate Development (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes to TCF’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, TCF’s internal control over financial reporting.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
	At	At	At	At	At
(Dollars in thousands,	March 31,	December 31,	September 30,	June 30,	March 31,
except per-share data)	2012	2011	2011	2011	2011
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$15,207,936	$14,150,255	$14,339,715	$14,631,945	$14,796,541
Securities available for sale	728,894	2,324,038	2,600,806	2,463,367	2,172,017
Goodwill	225,640	225,640	152,599	152,599	152,599
Total assets	17,833,457	18,979,388	19,092,027	18,834,416	18,712,136
Deposits	12,759,040	12,202,004	12,320,502	11,939,476	12,043,684
Short-term borrowings	1,157,189	6,416	7,204	9,514	12,898
Long-term borrowings	1,962,053	4,381,664	4,397,750	4,415,362	4,533,176
Total equity	1,549,325	1,878,627	1,872,044	1,769,619	1,724,471

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
SELECTED OPERATIONS DATA:
Net interest income	$180,173	$173,434	$176,064	$176,150	$174,040
Provision for credit losses	48,542	59,249	52,315	44,005	45,274
Net interest income after provision for credit losses	131,631	114,185	123,749	132,145	128,766
Non-interest income:
Fees and other revenue	88,734	92,448	116,108	114,369	114,246
Gains (losses) on securities, net	76,611	5,842	1,648	(227)	-
Total non-interest income	165,345	98,290	117,756	114,142	114,246
Non-interest expense	748,708	187,533	188,848	195,091	192,979
(Loss) income before income tax expense	(451,732)	24,942	52,657	51,196	50,033
Income tax (benefit) expense	(170,244)	7,424	19,159	19,086	18,772
(Loss) income after income tax expense	(281,488)	17,518	33,498	32,110	31,261
Income attributable to non-controlling interest	1,406	1,075	1,243	1,686	989
Net (loss) income available to common stockholders	(282,894)	16,443	32,255	30,424	30,272
Per common share:
Basic earnings	$(1.78)	$0.10	$0.20	$0.19	$0.21
Diluted earnings	$(1.78)	$0.10	$0.20	$0.19	$0.21
Dividends declared	$0.05	$0.05	$0.05	$0.05	$0.05

FINANCIAL RATIOS:
Return on average assets (1)	(5.96)%	.37%	.71%	.68%	.68%
Return on average common equity (1)	(63.38)	3.55	7.12	7.00	8.00
Net interest margin (1)	4.14	3.92	3.96	4.02	4.06
Net charge-offs as a percentage of average loans and leases (1)	1.06	1.63	1.48	1.19	1.51
Average total equity to average assets	9.52	9.81	9.58	9.32	8.24

(1) Annualized

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve and the OCC. From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations and TCF’s regulatory authorities may impose sanctions on TCF for a failure to maintain regulatory compliance. TCF is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act (“BSA”) compliance. The OCC has issued a written notice to TCF related to TCF’s past BSA deficiencies. After the OCC’s review of TCF’s response, the OCC may impose a penalty related to these findings.  TCF is currently not able to estimate a reasonable range of losses relating to that possibility.

Item 1A. Risk Factors

There were no material changes in risk factors for TCF in the quarter covered by this report. You should carefully consider the risks and the risk factors included under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  TCF’s business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2012.

			Total Number of		Maximum Number
	Total Number	Average	Shares Purchased		of Shares that May
	of Shared	Price Paid	as Part of Publicly		Yet be Purchased
Period	Purchased	Per Share	Announced Plan		Under the Plan
January 1 to January 31,
Share repurchase program (1)	-	$-	-		5,384,130
Employee transactions (2)	120,497	$10.34	N.A	.	N.A	.

February 1 to February 29,
Share repurchase program (1)	-	$-	-		5,384,130
Employee transactions (2)	-	$-	N.A	.	N.A	.

March 1 to March 31,
Share repurchase program (1)	-	$-	-		5,384,130
Employee transactions (2)	-	$-	N.A	.	N.A	.
Total
Share repurchase program (1)	-	$-	-		5,384,130
Employee transactions (2)	120,497	$10.34	N.A	.	N.A	.

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

N.A. Not Applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 58 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCF FINANCIAL CORPORATION

/s/ William A. Cooper
William A. Cooper, Chairman
and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael S. Jones
Michael S. Jones, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President,
Controller and Managing Director of Corporate Development
(Principal Accounting Officer)

Dated: April 26, 2012

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description
3(b)	Amended and Restated Bylaws of TCF Financial Corporation [incorporated by reference to Exhibit 3(b) to TCF Financial Corporation’s Current Report on Form 8-K filed March 2, 2012]

10(b)-20

Form of Restricted Stock Agreement as executed by William A. Cooper, effective January 17, 2012 [incorporated by reference to Exhibit 10.2 to TCF Financial Corporation’s Current Report on Form 8-K filed January 20, 2012]

10(b)-21

Form of Restricted Stock Agreement as executed by certain executives, effective January 17, 2012 [incorporated by reference to Exhibit 10.3 to TCF Financial Corporation’s Current Report on Form 8-K filed January 20, 2012]

10(e)

Amended and Restated Agreement (2012) with William A. Cooper between William A. Cooper and TCF Financial Corporation effective as of January 25, 2012 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed January 30, 2012]

10(k)-1

Form of 2012 Management Incentive Plan — Executive as executed by certain executives of TCF Financial Corporation, effective January 1, 2012 [incorporated by reference to Exhibit 10.1 to TCF Financial Corporation’s Current Report on Form 8-K filed January 20, 2012]

12#	Computation of Ratios of Earnings to Fixed Charges for periods ended March 31, 2012, December 31, 2011, 2010, 2009, 2008 and 2007

31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

#  Filed herewith