Form 10-Q
period 2012-06-30
TCF FINANCIAL CORP
filed 2012-07-26
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2012

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 19, 2012
Common Stock, $.01 par value	162,937,366 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	June 30,	December 31,
(Dollars in thousands, except per-share data)	2012	2011
	(Unaudited)
Assets

Cash and due from banks	$865,257	$1,389,704
Investments	120,814	157,780
Securities available for sale	757,233	2,324,038
Loans and leases held for sale	9,664	14,321
Loans and leases:
Consumer real estate	6,811,784	6,895,291
Commercial	3,523,070	3,449,492
Leasing and equipment finance	3,151,105	3,142,259
Inventory finance	1,457,263	624,700
Auto finance	262,188	3,628
Other	29,094	34,885
Total loans and leases	15,234,504	14,150,255
Allowance for loan and lease losses	(274,161)	(255,672)
Net loans and leases	14,960,343	13,894,583
Premises and equipment, net	442,311	436,281
Goodwill	225,640	225,640
Other assets	489,335	537,041
Total assets	$17,870,597	$18,979,388

Liabilities and Equity

Deposits:
Checking	$4,701,917	$4,629,749
Savings	6,227,133	5,855,263
Money market	880,545	651,377
Certificates of deposit	1,894,711	1,065,615
Total deposits	13,704,306	12,202,004
Short-term borrowings	7,487	6,416
Long-term borrowings	2,075,923	4,381,664
Total borrowings	2,083,410	4,388,080
Accrued expenses and other liabilities	326,973	510,677
Total liabilities	16,114,689	17,100,761
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; and 6,900 shares issued	166,721	-
Common stock, par value $.01 per share, 280,000,000 shares authorized; 162,790,655 and 160,366,380 shares issued, respectively	1,628	1,604
Additional paid-in capital	738,437	715,247
Retained earnings, subject to certain restrictions	860,560	1,127,823
Accumulated other comprehensive income	15,703	56,826
Treasury stock at cost, 42,566 shares, and other	(42,078)	(33,367)
Total TCF Financial Corporation stockholders’ equity	1,740,971	1,868,133
Non-controlling interest in subsidiaries	14,937	10,494
Total equity	1,755,908	1,878,627
Total liabilities and equity	$17,870,597	$18,979,388

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share data)	2012	2011	2012	2011
Interest income:
Loans and leases	$208,766	$213,823	$414,750	$428,496
Securities available for sale	5,816	20,639	24,928	40,068
Investments and other	3,633	1,836	6,066	3,637
Total interest income	218,215	236,298	445,744	472,201
Interest expense:
Deposits	10,197	11,430	19,258	23,434
Borrowings	9,794	48,718	48,089	98,577
Total interest expense	19,991	60,148	67,347	122,011
Net interest income	198,224	176,150	378,397	350,190
Provision for credit losses	54,106	44,005	102,648	89,279
Net interest income after provision for credit losses	144,118	132,145	275,749	260,911
Non-interest income:
Fees and service charges	48,090	56,396	89,946	109,909
Card revenue	13,530	28,219	26,737	54,803
ATM revenue	6,276	7,091	12,475	13,796
Subtotal	67,896	91,706	129,158	178,508
Leasing and equipment finance	23,207	22,279	46,074	49,029
Gains on sales of auto loans	5,496	-	7,746	-
Other	3,168	384	5,523	1,078
Fees and other revenue	99,767	114,369	188,501	228,615
Gain (loss) on securities, net	13,116	(227)	89,727	(227)
Total non-interest income	112,883	114,142	278,228	228,388
Non-interest expense:
Compensation and employee benefits	97,787	89,082	193,754	178,439
Occupancy and equipment	32,731	30,783	64,977	62,942
FDIC insurance	8,469	7,542	14,855	14,737
Advertising and marketing	5,404	3,479	8,021	6,639
Deposit account premiums	1,690	6,166	7,661	9,364
Other	36,956	37,067	74,252	71,633
Subtotal	183,037	174,119	363,520	343,754
Loss on termination of debt	-	-	550,735	-
Foreclosed real estate and repossessed assets, net	12,059	12,617	23,106	25,485
Operating lease depreciation	6,417	7,859	13,148	15,787
Other credit costs, net	1,476	496	1,188	3,044
Total non-interest expense	202,989	195,091	951,697	388,070
Income (loss) before income tax expense	54,012	51,196	(397,720)	101,229
Income tax expense (benefit)	20,542	19,086	(149,702)	37,858
Income (loss) after income tax expense	33,470	32,110	(248,018)	63,371
Income attributable to non-controlling interest	1,939	1,686	3,345	2,675
Net income (loss) available to common stockholders	$31,531	$30,424	$(251,363)	$60,696
Other comprehensive income (loss):
Reclassification adjustment for securities gains included in net income	$-	$-	$(76,967)	$-
Unrealized holding gains arising during the period on securities available for sale	19,868	31,084	12,100	10,014
Foreign currency hedge	268	(93)	(136)	(600)
Foreign currency translation adjustment	(324)	120	61	534
Recognized postretirement prior service cost and transition obligation	(7)	1	(14)	2
Income tax (expense) benefit	(7,375)	(11,362)	23,833	(3,458)
Total other comprehensive income (loss)	12,430	19,750	(41,123)	6,492
Comprehensive income (loss) attributable to common stockholders	$43,961	$50,174	$(292,486)	$67,188
Net income (loss) per common share:
Basic	$.20	$.19	$(1.58)	$.40
Diluted	.20	.19	(1.58)	.40
Dividends declared per common share	$.05	$.05	$.10	$.10

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
(Dollars in thousands)	Number of Common Shares Issued	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock and Other	Total	Non- controlling Interests	Total Equity
Balance, December 31, 2010	142,965,012	$-	$1,430	$459,884	$1,049,156	$(15,692)	$(23,115)	$1,471,663	$8,500	$1,480,163
Comprehensive income:
Income after income tax expense	-	-	-	-	60,696	-	-	60,696	2,675	63,371
Other comprehensive income	-	-	-	-	-	6,492	-	6,492	-	6,492
Comprehensive income	-	-	-	-	60,696	6,492	-	67,188	2,675	69,863
Public offering of common stock	15,081,968	-	151	219,515	-	-	-	219,666	-	219,666
Net investment by non-controlling interest	-	-	-	-	-	-	-	-	2,205	2,205
Dividends on common stock	-	-	-	-	(14,975)	-	-	(14,975)	-	(14,975)
Grants of restricted stock	1,188,000	-	12	(158)	-	-	146	-	-	-
Common shares purchased by TCF employee benefit plans	641,799	-	7	9,907	-	-	-	9,914	-	9,914
Cancellation of shares of restricted stock	(27,850)	-	-	(177)	15	-	-	(162)	-	(162)
Cancellation of common shares for tax withholding	(184,325)	-	(3)	(2,788)	-	-	-	(2,791)	-	(2,791)
Amortization of stock compensation	-	-	-	5,259	-	-	-	5,259	-	5,259
Stock compensation tax benefits	-	-	-	477	-	-	-	477	-	477
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	10,273	-	-	(10,273)	-	-	-
Balance, June 30, 2011	159,664,604	$-	$1,597	$702,192	$1,094,892	$(9,200)	$(33,242)	$1,756,239	$13,380	$1,769,619

Balance, December 31, 2011	160,366,380	$-	$1,604	$715,247	$1,127,823	$56,826	$(33,367)	$1,868,133	$10,494	$1,878,627
Comprehensive (loss) income:
(Loss) income after income tax benefit	-	-	-	-	(251,363)	-	-	(251,363)	3,345	(248,018)
Other comprehensive loss	-	-	-	-	-	(41,123)	-	(41,123)	-	(41,123)
Comprehensive (loss) income	-	-	-	-	(251,363)	(41,123)	-	(292,486)	3,345	(289,141)
Investment by non-controlling interest	-	-	-	-	-	-	-	-	1,098	1,098
Dividends on common stock	-	-	-	-	(15,905)	-	-	(15,905)	-	(15,905)
Issuance of preferred stock	-	166,721	-	-	-	-	-	166,721	-	166,721
Grants of restricted stock	1,654,525	-	17	(17)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	960,076	-	9	10,632	-	-	-	10,641	-	10,641
Cancellation of shares of restricted stock	(31,432)	-	-	(72)	5	-	-	(67)	-	(67)
Cancellation of common shares for tax withholding	(158,894)	-	(2)	(1,707)	-	-	-	(1,709)	-	(1,709)
Amortization of stock compensation	-	-	-	5,862	-	-	-	5,862	-	5,862
Stock option expirations	-	-	-	(56)	-	-	-	(56)	-	(56)
Stock compensation tax benefits	-	-	-	(163)	-	-	-	(163)	-	(163)
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	8,711	-	-	(8,711)	-	-	-
Balance, June 30, 2012	162,790,655	$166,721	$1,628	$738,437	$860,560	$15,703	$(42,078)	$1,740,971	$14,937	$1,755,908

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net (loss) income available to common stockholders	$(251,363)	$60,696
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	102,648	89,279
Depreciation and amortization	38,425	36,647
Proceeds from sales of loans and leases held for sale	47,164	-
Originations of auto loans held for sale, net of repayments	(55,278)	-
Net (decrease) increase in other assets and accrued expenses and other liabilities	(90,781)	78,132
Gains on sales of assets, net	(100,761)	(7,499)
Loss on termination of debt	550,735	-
Net income attributable to non-controlling interest	3,345	2,675
Other, net	11,488	14,491
Total adjustments	506,985	213,725
Net cash provided by operating activities	255,622	274,421
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(995,598)	300,961
Purchases of equipment for lease financing	(467,809)	(417,862)
Purchase of leasing and equipment finance portfolios	-	(9,735)
Purchase of inventory finance portfolios	(37,526)	-
Proceeds from sales of loans	172,090	4,013
Proceeds from sales of lease receivables	51,733	50,944
Proceeds from sales of securities available for sale	1,901,460	-
Proceeds from sales of other securities	13,116	-
Purchases of securities available for sale	(455,336)	(512,762)
Proceeds from maturities of and principal collected on securities available for sale	132,471	264,125
Purchases of Federal Home Loan Bank stock	(141,509)	(4,439)
Redemption of Federal Home Loan Bank stock	181,561	22,250
Proceeds from sales of real estate owned	57,412	56,698
Purchases of premises and equipment	(26,928)	(15,602)
Other, net	11,637	18,359
Net cash provided by (used in) investing activities	396,774	(243,050)
Cash flows from financing activities:
Net increase in deposits	1,487,306	358,758
Net increase (decrease) in short-term borrowings	957	(117,276)
Proceeds from long-term borrowings	1,169,294	1,347
Payments on long-term borrowings	(3,996,664)	(402,884)
Net proceeds from public offering of preferred stock	166,721	-
Net proceeds from public offering of common stock	-	219,666
Net investment by non-controlling interest	1,098	2,205
Dividends paid on common stock	(15,905)	(14,975)
Stock compensation tax (expenses) benefits	(163)	477
Common shares sold to TCF employee benefit plans	10,513	9,914
Net cash (used in) provided by financing activities	(1,176,843)	57,232
Net (decrease) increase in cash and due from banks	(524,447)	88,603
Cash and due from banks at beginning of period	1,389,704	663,901
Cash and due from banks at end of period	$865,257	$752,504

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$72,183	$118,117
Income taxes, net	14,579	519
Transfer of loans to other assets	$80,574	$93,100

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of TCF Financial Corporation (“TCF” or the “Company”), which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011 and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  For Consolidated Statements of Cash Flow purposes, cash and cash equivalents include cash and due from banks.

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

(2) Business Combinations

On November 30, 2011, TCF National Bank (“TCF Bank”), a wholly-owned subsidiary of TCF, acquired 100% of the outstanding common shares of Gateway One Lending & Finance, LLC (“Gateway One”), a privately-held lending company that indirectly originates loans on new and used autos to consumers through established dealer relationships. The acquisition of Gateway One further diversifies the Company’s lending business and provides growth opportunities within the U.S. auto lending marketplace. As a result of the acquisition, Gateway One became a wholly-owned subsidiary of TCF Bank and accordingly, TCF’s Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 included net interest income, non-interest income and net income of Gateway One totaling $4.5 million, $7 million, and $295 thousand, respectively. TCF’s Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 included net interest income, non-interest income and net loss of Gateway One totaling $6.3 million, $10.9 million, and $1.5 million, respectively.

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

	Three Months Ended	Six Months Ended
(In thousands, except per-share data)	June 30, 2011	June 30, 2011
Interest income	$238,125	$475,866
Net interest income	177,717	353,322
Non-interest income	118,847	236,014
Net income available to common stockholders	31,425	61,761
Basic net income per common share	$.19	$.40
Diluted net income per common share	$.19	$.40

The total purchase price was allocated to Gateway One’s net tangible and identifiable intangible assets based on their estimated fair values as of November 30, 2011, as set forth below.

The following table summarizes the consideration paid for Gateway One and the amounts of the assets acquired and liabilities assumed as of the acquisition date.

At
November 30,
(In thousands)	2011
Cash consideration	$115,218
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$2,210
Restricted cash	18,685
Loans held for sale	13,711
Loans held for investment	3,879
Intangible assets	6,170
Interest-only strip	21,210
Deferred tax asset	11,286
Deferred stock compensation	2,600
Other assets	1,588
Accounts payable	(1,043)
Loan sale liability	(6,072)
Debt assumed	(9,988)
Servicing funds to be remitted	(17,901)
Other liabilities	(4,158)
Total identifiable net assets	$42,177
Goodwill	73,041
Total net assets acquired	$115,218

At the time of acquisition, all of Gateway One’s loans held for investment, which was 22.1% of the total loans at the time of acquisition or $3.9 million, had evidence of deteriorated credit quality, at June 30, 2012 $2.1 million remained. The goodwill of $73 million arising from the acquisition consists largely of expected incremental balance sheet and fee growth and cross selling opportunities. The goodwill was assigned to TCF’s Lending segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Pursuant to the terms of the acquisition agreement, three key members of Gateway One’s management team were required to utilize a portion of the consideration paid to them by TCF to acquire Gateway One to separately purchase TCF common stock in the aggregate amount of $2.6 million. These shares of TCF common stock will be retained by a trustee for three years pursuant to the terms of custodial agreements entered into between the trustee, TCF and each individual. Ownership of these shares will be forfeited to TCF if during the three-year period the individual terminates his employment with TCF without cause, or TCF terminates their employment for cause, and has been accounted for separately from the acquisition. Due to the fact that this portion of the purchase consideration is tied to continuing employment, and at risk, the value of these shares has been recorded within other assets and will be recognized as compensation expense ratably throughout the duration of the three-year period. In addition, TCF provided Gateway One $10 million in interim funding prior to the acquisition to facilitate its closing in a timely manner. This loan was executed at prevailing market pricing and terms.

(3) Cash and Due from Banks

At June 30, 2012 and December 31, 2011, TCF was required by Federal Reserve Board regulations to maintain reserves of $87.9 million and $42.1 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements related to the sale and servicing of auto loans. Cash proceeds from loans serviced for third parties are held in restricted accounts until remitted. TCF also retains restricted cash balances for potential loss recourse on certain sold auto loans. Restricted cash totaling $19.4 million and $17.5 million was included within cash and due from banks at June 30, 2012 and December 31, 2011, respectively.

(4) Investments

The carrying values of investments consist of the following.

	At	At
	June 30,	December 31,
(In thousands)	2012	2011
Federal Home Loan Bank stock, at cost	$79,034	$119,086
Federal Reserve Bank stock, at cost	35,316	31,711
Other	6,464	6,983
Total investments	$120,814	$157,780

The investments in Federal Home Loan Bank (“FHLB”) stock are required investments related to TCF’s current borrowings from the FHLB of Des Moines.  FHLBs obtain their funding primarily through issuance of consolidated obligations of the FHLB system.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt.  Therefore, TCF’s investments in these banks could be adversely impacted by the financial operations of the FHLBs and actions of their regulator, the Federal Housing Finance Agency. Other investments primarily consist of non-traded mortgage-backed securities and other bonds which qualify for investment credit under the Community Reinvestment Act of 1977, as amended.

During the first six months of 2012, TCF recorded impairment charges of $356 thousand on other investments, which had a carrying value of $6.5 million at June 30, 2012. TCF did not record any impairment charges during the three months ended June 30, 2012. During the second quarter and first six months of 2011, TCF recorded impairment charges of $16 thousand on other investments, which had a carrying value of $7.4 million at June 30, 2011.

(5)  Securities Available for Sale

Securities available for sale consist of the following.

	June 30, 2012				December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$731,382	$23,511	$-	$754,893	$2,233,307	$89,029	$-	$2,322,336
Other	140	-	-	140	152	-	-	152
Other securities	1,742	458	-	2,200	1,742	-	192	1,550
Total	$733,264	$23,969	$-	$757,233	$2,235,201	$89,029	$192	$2,324,038
Weighted-average yield	3.16%				3.79%

Gains on securities available for sale of $76.6 million were recognized during the first six months of 2012, resulting from sales of mortgage-backed securities during the first quarter of 2012.  Impairment charges of $211 thousand were recognized on other securities during the second quarter and first six months of 2011. No impairment charges were recorded during the second quarter and first six months of 2012.

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011. There were no securities available for sale in a gross unrealized loss position at June 30, 2012. Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2011
Other securities	$1,450	$192	$-	$-	$1,450	$192
Total	$1,450	$192	$-	$-	$1,450	$192

The amortized cost and fair value of securities available for sale at June 30, 2012, by contractual maturity, are shown below. The remaining contractual principal maturities do not consider prepayments.  Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay.

	Amortized
(In thousands)	Cost	Fair Value
Due in one year or less	$101	$101
Due in 1-5 years	117	123
Due in 5-10 years	125	125
Due after 10 years	731,279	754,784
No stated maturity	1,642	2,100
Total	$733,264	$757,233

(6) Loans and Leases

The following table sets forth information about loans and leases.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2012	2011	Change
Consumer real estate:
First mortgage lien	$4,610,837	$4,742,423	(2.8)%
Junior lien	2,200,947	2,152,868	2.2
Total consumer real estate	6,811,784	6,895,291	(1.2)
Commercial:
Commercial real estate:
Permanent	3,133,812	3,039,488	3.1
Construction and development	116,685	159,210	(26.7)
Total commercial real estate	3,250,497	3,198,698	1.6
Commercial business	272,573	250,794	8.7
Total commercial	3,523,070	3,449,492	2.1
Leasing and equipment finance:(1)
Equipment finance loans	1,186,762	1,110,803	6.8
Lease financings:
Direct financing leases	1,962,041	2,039,096	(3.8)
Sales-type leases	29,244	29,219.1
Lease residuals	125,954	129,100	(2.4)
Unearned income and deferred lease costs	(152,896)	(165,959)	7.9
Total lease financings	1,964,343	2,031,456	(3.3)
Total leasing and equipment finance	3,151,105	3,142,259.3
Inventory finance	1,457,263	624,700	133.3
Auto finance	262,188	3,628	N.M.
Other	29,094	34,885	(16.6)
Total loans and leases	$15,234,504	$14,150,255	7.7%

N.M. Not Meaningful.

(1)  Operating leases of $65.2 million and $69.6 million at June 30, 2012 and December 31, 2011, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

From time to time, TCF sells minimum lease payments to third-party financial institutions at fixed rates.  For those transactions which achieve sale treatment, the related lease cash flow stream is not recognized on TCF’s Consolidated Statements of Financial Condition.  During the three months ended June 30, 2012 and 2011, TCF sold $23.9 million and $18.2 million, respectively, of minimum lease payment receivables, received cash of $23.6 million and $18.5 million, respectively, and recognized a net loss of $314 thousand and net gain of $276 thousand, respectively. During the six months ended June 30, 2012 and 2011, TCF sold $56.6 million and $44.8 million, respectively, of minimum lease payment receivables, received cash of $57.1 million and $50.9 million, respectively, and recognized a net gain of $494 thousand and $6.1 million, respectively. At June 30, 2012 and December 31, 2011, TCF’s lease residuals reported within the table above include $12.8 million and $9.1 million, respectively, related to all historical sales of minimum lease payment receivables.

During the three months ended June 30, 2012, TCF sold $144.1 million of consumer auto loans with servicing retained and received cash of $141.1 million, resulting in gains of $5.5 million.  Related to these sales, TCF retained an interest-only strip of $10.1 million.  During the six months ended June 30, 2012, TCF sold $216.1 million of consumer auto loans with servicing retained and received cash of $211.3 million, resulting in gains of $7.7 million.  Related to these sales, TCF retained an interest-only strip of $14.7 million.  At June 30, 2012, interest-only strips and contractual recourse liabilities totaled $30.7 million and $4.7 million, respectively. None of the recourse liabilities outstanding at June 30, 2012 related to consumer auto loans sold during the three or six months ended June 30, 2012.  At December 31, 2011, interest-only strips and contractual recourse liabilities totaled $22.4 million and $6 million, respectively.  No servicing assets or liabilities related to consumer auto loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities.  The unpaid principal balance of auto loans serviced for third parties was $508.5 million and $387.1 million at June 30, 2012 and December 31, 2011, respectively.  Excluding loans in bankruptcy and loans in the process of repossession, .1% of the auto loans serviced for third parties were 60 or more days past due at June 30, 2012.

(7)  Allowance for Loan and Lease Losses and Credit Quality Information

Allowance for Loan and Lease Losses The following tables provide information regarding the allowance for loan and lease losses.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended June 30, 2012
Balance, at beginning of quarter	$183,825	$50,444	$21,537	$7,556	$1,019	$912	$265,293
Charge-offs	(35,980)	(8,693)	(2,667)	(283)	(82)	(2,128)	(49,833)
Recoveries	1,124	238	1,494	58	1	2,059	4,974
Net charge-offs	(34,856)	(8,455)	(1,173)	(225)	(81)	(69)	(44,859)
Provision for credit losses	39,118	8,710	5,086	(223)	1,356	59	54,106
Transfers and other	-	-	-	(36)	(343)	-	(379)
Balance, at end of quarter	$188,087	$50,699	$25,450	$7,072	$1,951	$902	$274,161

At or For the Three Months Ended June 30, 2011
Balance, at beginning of quarter	$174,097	$50,119	$26,272	$3,344	$-	$1,476	$255,308
Charge-offs	(37,344)	(3,030)	(4,855)	(336)	-	(2,892)	(48,457)
Recoveries	673	346	1,377	8	-	2,208	4,612
Net charge-offs	(36,671)	(2,684)	(3,478)	(328)	-	(684)	(43,845)
Provision for credit losses	38,290	3,348	1,817	(79)	-	629	44,005
Other	-	-	-	4	-	-	4
Balance, at end of quarter	$175,716	$50,783	$24,611	$2,941	$-	$1,421	$255,472

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Six Months Ended June 30, 2012
Balance, at beginning of year	$183,435	$46,954	$21,173	$2,996	$-	$1,114	$255,672
Charge-offs	(73,142)	(10,343)	(4,443)	(953)	(84)	(5,544)	(94,509)
Recoveries	2,597	364	3,119	85	1	4,550	10,716
Net charge-offs	(70,545)	(9,979)	(1,324)	(868)	(83)	(994)	(83,793)
Provision for credit losses	75,197	13,724	5,601	4,968	2,376	782	102,648
Transfers and other	-	-	-	(24)	(342)	-	(366)
Balance, at end of period	$188,087	$50,699	$25,450	$7,072	$1,951	$902	$274,161

At or For the Six Months Ended June 30, 2011
Balance, at beginning of year	$172,850	$62,478	$26,301	$2,537	$-	$1,653	$265,819
Charge-offs	(73,532)	(20,942)	(8,805)	(571)	-	(5,711)	(109,561)
Recoveries	1,558	480	2,538	35	-	5,293	9,904
Net charge-offs	(71,974)	(20,462)	(6,267)	(536)	-	(418)	(99,657)
Provision for credit losses	74,840	8,767	4,577	909	-	186	89,279
Other	-	-	-	31	-	-	31
Balance, at end of period	$175,716	$50,783	$24,611	$2,941	$-	$1,421	$255,472

The following tables provide other information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At June 30, 2012

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$186,739	$25,722	$17,925	$6,659	$1,951	$902	$239,898
Individually evaluated for loss potential	1,348	24,977	7,525	413	-	-	34,263
Total	$188,087	$50,699	$25,450	$7,072	$1,951	$902	$274,161
Loans and leases outstanding:

Collectively evaluated for loss potential	$6,804,456	$2,943,859	$3,115,652	$1,446,930	$260,101	$29,094	$14,600,092
Individually evaluated for loss potential	7,328	579,211	30,646	10,333	-	-	627,518
Loans acquired with deteriorated credit quality	-	-	4,807	-	2,087	-	6,894

Total	$6,811,784	$3,523,070	$3,151,105	$1,457,263	$262,188	$29,094	$15,234,504

	At December 31, 2011

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$182,315	$24,842	$17,339	$2,583	$-	$1,114	$228,193
Individually evaluated for loss potential	1,120	22,112	3,834	413	-	-	27,479
Total	$183,435	$46,954	$21,173	$2,996	$-	$1,114	$255,672
Loans and leases outstanding:

Collectively evaluated for loss potential	$6,887,627	$2,811,046	$3,112,864	$616,496	$-	$34,885	$13,462,918
Individually evaluated for loss potential	7,664	638,446	22,200	8,204	-	-	676,514
Loans acquired with deteriorated credit quality	-	-	7,195	-	3,628	-	10,823

Total	$6,895,291	$3,449,492	$3,142,259	$624,700	$3,628	$34,885	$14,150,255

Performing and Non-accrual Loans and Leases  The following tables set forth information regarding TCF’s performing and non-accrual loans and leases. Performing loans and leases are considered to have a lower risk of loss and are on accruing status and less than 60 days delinquent. Non-accrual loans and leases and loans and leases that are 60 days or more delinquent are those which management believes have a higher risk of loss than performing loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. TCF’s key credit quality indicator is the receivable’s status as accruing or non-accruing.

	At June 30, 2012
(In thousands)	Performing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total 60+ Days Delinquent and Accruing	Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$4,401,717	$33,393	$53,321	$86,714	$4,488,431	$122,406	$4,610,837
Junior lien	2,168,708	6,952	7,015	13,967	2,182,675	18,272	2,200,947
Total consumer real estate	6,570,425	40,345	60,336	100,681	6,671,106	140,678	6,811,784
Commercial real estate	3,109,317	5,505	-	5,505	3,114,822	135,675	3,250,497
Commercial business	257,922	111	-	111	258,033	14,540	272,573
Total commercial	3,367,239	5,616	-	5,616	3,372,855	150,215	3,523,070
Leasing and equipment finance:
Middle market	1,645,297	911	109	1,020	1,646,317	11,022	1,657,339
Small ticket	795,062	970	345	1,315	796,377	5,091	801,468
Winthrop	401,289	4	-	4	401,293	12,725	414,018
Other	235,206	-	-	-	235,206	591	235,797
Total leasing and equipment finance	3,076,854	1,885	454	2,339	3,079,193	29,429	3,108,622
Inventory finance	1,455,157	182	24	206	1,455,363	1,900	1,457,263
Auto finance	260,039	24	38	62	260,101	-	260,101
Other	26,856	17	17	34	26,890	2,204	29,094
Subtotal	14,756,570	48,069	60,869	108,938	14,865,508	324,426	15,189,934
Portfolios acquired with deteriorated credit quality	43,934	293	343	636	44,570	-	44,570
Total	$14,800,504	$48,362	$61,212	$109,574	$14,910,078	$324,426	$15,234,504

	At December 31, 2011
(In thousands)	Performing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total 60+ Days Delinquent and Accruing	Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$4,525,951	$32,571	$54,787	$87,358	$4,613,309	$129,114	$4,742,423
Junior lien	2,110,334	7,813	14,464	22,277	2,132,611	20,257	2,152,868
Total consumer real estate	6,636,285	40,384	69,251	109,635	6,745,920	149,371	6,895,291
Commercial real estate	3,092,855	98	1,001	1,099	3,093,954	104,744	3,198,698
Commercial business	227,970	49	-	49	228,019	22,775	250,794
Total commercial	3,320,825	147	1,001	1,148	3,321,973	127,519	3,449,492
Leasing and equipment finance:
Middle market	1,627,369	1,260	84	1,344	1,628,713	13,185	1,641,898
Small ticket	792,566	2,368	613	2,981	795,547	5,535	801,082
Winthrop	447,334	235	-	235	447,569	1,253	448,822
Other	185,563	198	-	198	185,761	610	186,371
Total leasing and equipment finance	3,052,832	4,061	697	4,758	3,057,590	20,583	3,078,173
Inventory finance	623,717	153	7	160	623,877	823	624,700
Auto finance	-	-	-	-	-	-	-
Other	34,829	20	21	41	34,870	15	34,885
Subtotal	13,668,488	44,765	70,977	115,742	13,784,230	298,311	14,082,541
Portfolios acquired with deteriorated credit quality	65,820	766	1,128	1,894	67,714	-	67,714
Total	$13,734,308	$45,531	$72,105	$117,636	$13,851,944	$298,311	$14,150,255

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Contractual interest due on non-accrual loans and leases	$8,614	$9,698	$17,633	$19,360
Interest income recognized on loans and leases in non-accrual status	1,563	1,841	3,487	4,037
Unrecognized interest income	$7,051	$7,857	$14,146	$15,323

The following table summarizes consumer real estate loans to customers in bankruptcy.

	At June 30,	At December 31,
(In thousands)	2012	2011
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$70,683	$74,347
60+ days delinquent and accruing	1,038	1,112
Non-accrual	22,242	17,531
Total consumer real estate loans to customers in bankruptcy	$93,963	$92,990

Loan Modifications for Borrowers with Financial Difficulties Included within the loans and leases in previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession the modified loan is classified as a troubled debt restructuring (“TDR”).

Based on clarifying guidance from regulatory agencies, beginning in the second quarter of 2012, TCF classifies trial modifications as TDRs at the beginning of the trial period. Previously, these loans were not classified as TDRs until performance was demonstrated at a reduced payment amount during a short trial period. This change in policy resulted in a one-time $13.4 million increase of consumer real estate TDRs during the second quarter of 2012.

TCF held consumer real estate TDRs of $520.1 million and $479.8 million at June 30, 2012 and December 31, 2011, respectively, of which $465.6 million and $433.1 million were accruing at June 30, 2012 and December 31, 2011, respectively. TCF also held $208.7 million and $181.6 million of commercial loan TDRs at June 30, 2012 and December 31, 2011, respectively, of which $103.1 million and $98.4 million were accruing at June 30, 2012 and December 31, 2011, respectively. The amount of additional funds committed to borrowers in TDR status was $7.2 million and $8.5 million at June 30, 2012 and December 31, 2011, respectively.

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

	Three Months Ended June 30,
	2012			2011
(In thousands)	Contractual Interest Due on TDRs	Interest Income Recognized on TDRs	Unrecognized Interest Income, Net	Contractual Interest Due on TDRs	Interest Income Recognized on TDRs	Unrecognized Interest Income, Net
Consumer real estate:
First mortgage lien	$7,224	$3,906	$3,318	$5,770	$2,978	$2,792
Junior lien	580	361	219	407	231	176
Total consumer real estate	7,804	4,267	3,537	6,177	3,209	2,968
Commercial real estate	1,300	1,311	(11)	486	483	3
Commercial business	105	96	9	82	82	—
Total commercial	1,405	1,407	(2)	568	565	3
Leasing and equipment finance:
Middle market	14	16	(2)	21	22	(1)
Total leasing and equipment finance	14	16	(2)	21	22	(1)
Total	$9,223	$5,690	$3,533	$6,766	$3,796	$2,970

	Six Months Ended June 30,
	2012			2011
(In thousands)	Contractual Interest Due on TDRs	Interest Income Recognized on TDRs	Unrecognized Interest Income, Net	Contractual Interest Due on TDRs	Interest Income Recognized on TDRs	Unrecognized Interest Income, Net
Consumer real estate:
First mortgage lien	$14,290	$7,535	$6,755	$11,361	$5,964	$5,397
Junior lien	1,147	710	437	814	455	359
Total consumer real estate	15,437	8,245	7,192	12,175	6,419	5,756
Commercial real estate	2,616	2,645	(29)	869	852	17
Commercial business	215	206	9	82	82	-
Total commercial	2,831	2,851	(20)	951	934	17
Leasing and equipment finance:
Middle market	29	32	(3)	43	44	(1)
Total leasing and equipment finance	29	32	(3)	43	44	(1)
Total	$18,297	$11,128	$7,169	$13,169	$7,397	$5,772

The table below summarizes TDRs that defaulted during the three and six months ended June 30, 2012 and 2011, and which were modified within 12 months of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status or has been transferred to other real estate owned.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(Dollars in thousands)	Number of Loans	Loan Balance	Number of Loans	Loan Balance	Number of Loans	Loan Balance	Number of Loans	Loan Balance
Consumer real estate:
First mortgage lien	37	$7,260	22	$5,234	65	$12,574	40	$8,399
Junior lien	11	338	6	601	17	687	13	1,314
Total consumer real estate	48	7,598	28	5,835	82	13,261	53	9,713
Commercial real estate	7	11,978	2	5,436	11	25,605	3	5,957
Total commercial	7	11,978	2	5,436	11	25,605	3	5,957
Total defaulted modified loans	55	$19,576	30	$11,271	93	$38,866	56	$15,670
Loans modified in the applicable period	1,629	$406,885	832	$244,632	1,775	$447,532	1,073	$283,783
Defaulted modified loans as a percent of loans modified in the applicable period	3.4%	4.8%	3.6%	4.6%	5.2%	8.7%	5.2%	5.5%

Consumer real estate TDRs are evaluated separately in TCF’s allowance methodology based on the present value of expected cash flows for such loans as the repayments are not expected to result from the foreclosure and liquidation of the collateral at the time of the modification. The allowance on accruing consumer real estate loan TDRs was $65.6 million, or 14.1% of the outstanding balance, at June 30, 2012, and $58.3 million, or 13.5% of the outstanding balance, at December 31, 2011.  For consumer real estate TDRs, TCF utilized average re-default rates ranging from 10% to 25%, depending on modification type, in determining impairment, which is consistent with actual experience.  Consumer real estate loans remain on accruing status upon modification if they are less than 150 days past due, or six payments owing, and payment in full under the modified loan terms is expected.  Otherwise, the loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDRs are individually evaluated for loss potential.  Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for fully collateral-dependent loans. The allowance on accruing commercial loan TDRs was $1.6 million, or 1.5% of the outstanding balance, at June 30, 2012, and $1.4 million, or 1.4% of the outstanding balance, at December 31, 2011.

Impaired Loans  TCF considers impaired loans to include non-accrual commercial loans, non-accrual equipment finance loans and non-accrual inventory finance loans, as well as consumer TDR loans, commercial TDR loans, and leasing and equipment finance TDR loans. Impaired loans are included in the previous tables within the amounts disclosed as non-accrual and the accruing consumer real estate TDRs.  Accruing consumer and commercial TDRs that are less than 60 days delinquent have been disclosed as performing within the previous tables of performing and non-accrual loans and leases. In the following table, the loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition whereas the unpaid contractual balance represents the balances legally owed by the borrowers, excluding write-downs.

The following tables summarize impaired loans.

	At June 30, 2012
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$423,618	$423,048	$62,040
Junior lien	36,556	36,588	7,308
Total consumer real estate	460,174	459,636	69,348
Commercial real estate	258,643	231,606	16,475
Commercial business	24,370	21,665	3,459
Total commercial	283,013	253,271	19,934
Leasing and equipment finance:
Middle market	8,127	8,127	1,078
Small ticket	676	676	157
Other	591	591	305
Total leasing and equipment finance	9,394	9,394	1,540
Inventory finance	1,900	1,900	364
Other	9	9	1
Total impaired loans with an allowance recorded	754,490	724,210	91,187
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	78,555	56,724	-
Junior lien	7,886	3,699	-
Total consumer real estate	86,441	60,423	-
Total impaired loans	$840,931	$784,633	$91,187

	At December 31, 2011
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$396,754	$395,513	$55,642
Junior lien	33,796	33,404	5,397
Total consumer real estate	430,550	428,917	61,039
Commercial real estate	224,682	196,784	13,819
Commercial business	36,043	29,183	4,019
Total commercial	260,725	225,967	17,838
Leasing and equipment finance:
Middle market	9,501	9,501	1,130
Small ticket	532	532	114
Other	610	610	127
Total leasing and equipment finance	10,643	10,643	1,371
Inventory finance	823	823	44
Total impaired loans with an allowance recorded	702,741	666,350	80,292
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	67,954	49,099	-
Junior lien	3,810	1,790	-
Total consumer real estate	71,764	50,889	-
Total impaired loans	$774,505	$717,239	$80,292

The increase in the loan balance of impaired loans from December 31, 2011 was primarily due to an increase of $32.6 million in accruing consumer real estate loan TDRs and a $27.1 million increase in commercial TDRs. Included in impaired loans were $441.6 million and $413.7 million of accruing consumer real estate loan TDRs less than 90 days past due as of June 30, 2012 and December 31, 2011, respectively.

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and six months ended June 30, 2012 and 2011 are included within the following tables.

	Three Months Ended
	June 30, 2012		June 30, 2011
(In thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$412,692	$3,698	$333,412	$2,987
Junior lien	35,304	366	23,188	233
Total consumer real estate	447,996	4,064	356,600	3,220
Commercial real estate	227,340	1,312	134,765	495
Commercial business	22,077	96	38,206	82
Total commercial	249,417	1,408	172,971	577
Leasing and equipment finance:
Middle market	8,607	4	14,365	24
Small ticket	735	-	870	8
Other	590	-	186	-
Total leasing and equipment finance	9,932	4	15,421	32
Inventory finance	1,505	20	1,036	13
Other	5	-	-	-
Total impaired loans with an allowance recorded	708,855	5,496	546,028	3,842
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	53,704	378	38,064	237
Junior lien	3,429	41	1,713	21
Total consumer real estate	57,133	419	39,777	258
Total impaired loans	$765,988	$5,915	$585,805	$4,100

	Six Months Ended
	June 30, 2012		June 30, 2011

(In thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$409,281	$7,101	$328,137	$5,988
Junior lien	34,996	681	22,801	457
Total consumer real estate	444,277	7,782	350,938	6,445
Commercial real estate	214,195	2,646	151,349	864
Commercial business	25,424	206	39,829	83
Total commercial	239,619	2,852	191,178	947
Leasing and equipment finance:
Middle market	8,814	9	13,683	57
Small ticket	604	-	579	9
Other	601	1	177	-
Total leasing and equipment finance	10,019	10	14,439	66
Inventory finance	1,362	33	845	42
Other	5	-	-	-
Total impaired loans with an allowance recorded	695,282	10,677	557,400	7,500
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	52,912	711	35,199	436
Junior lien	2,745	86	1,649	40
Total consumer real estate	55,657	797	36,848	476
Total impaired loans	$750,939	$11,474	$594,248	$7,976

(8) Deposits

Deposits are summarized as follows.

	At June 30, 2012			At December 31, 2011
	Rate at		% of	Rate at		% of
(Dollars in thousands)	Quarter-end	Amount	Total	Year-end	Amount	Total
Checking:
Non-interest bearing	-%	$2,380,486	17.4%	-%	$2,442,522	20.0%
Interest bearing	.15	2,321,431	17.0	.16	2,187,227	18.0
Total checking	.07	4,701,917	34.4	.07	4,629,749	38.0
Savings	.33	6,227,133	45.4	.37	5,855,263	48.0
Money market	.40	880,545	6.4	.36	651,377	5.3
Total checking, savings and money market	.23	11,809,595	86.2	.25	11,136,389	91.3
Certificates of deposit	1.08	1,894,711	13.8	.75	1,065,615	8.7
Total deposits	.35%	$13,704,306	100.0%	.29%	$12,202,004	100.0%

Certificates of deposit had the following remaining maturities at June 30, 2012 and December 31, 2011.

(In thousands)	At June 30, 2012			At December 31, 2011
Maturity	$100,000+	Other	Total	$100,000+	Other	Total
0-3 months	$194,833	$165,040	$359,873	$213,611	$146,035	$359,646
4-6 months	151,939	195,755	347,694	67,993	155,394	223,387
7-12 months	280,319	307,072	587,391	89,169	246,880	336,049
13-24 months	200,946	192,556	393,502	35,175	93,481	128,656
Over 24 months	145,726	60,525	206,251	3,225	14,652	17,877
Total	$973,763	$920,948	$1,894,711	$409,173	$656,442	$1,065,615

On June 1, 2012, TCF Bank assumed approximately $778 million of deposits from Prudential Bank & Trust, FSB (“PB&T”). The deposits consist primarily of IRA accounts with certificates of deposit or checking accounts and IRA related brokerage sweep accounts gathered by PB&T through their relationship with Prudential Retirement. Deposit base intangibles of $3 million, and $35 thousand of related amortization, were recorded during the second quarter of 2012 in connection with this assumption of deposits.

(9) Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized as follows.

	At June 30, 2012				At December 31, 2011
	Weighted-				Weighted-
	Average				Average
	Amortization				Amortization
	Period	Gross	Accumulated	Net	Period	Gross	Accumulated	Net
(Dollars in thousands)	(In Years)	Amount	Amortization	Amount	(In Years)	Amount	Amortization	Amount
Amortizable intangible assets:
Deposit base intangibles	10	$3,049	$35	$3,014	-	$-	$-	$-
Customer base intangibles	11	2,730	457	2,273	11	2,730	360	2,370
Non-compete agreement	5	4,590	573	4,017	5	4,590	113	4,477
Tradename	2	300	88	212	2	300	13	287
Total	8	$10,669	$1,153	$9,516	7	$7,620	$486	$7,134
Unamortizable intangible assets:
Goodwill		$225,640		$225,640		$225,640		$225,640

TCF’s goodwill balance is related to its Lending segment. Total amortization expense related to intangible assets was $336 thousand and $667 thousand for the three and six months ended June 30, 2012, respectively.  Total amortization expense related to intangible assets was $43 thousand and $86 thousand for the three and six months ended June 30, 2011, respectively.

(10) Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At June 30, 2012		At December 31, 2011
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2013	$680,000.74%		$400,000.97%
	2014	448,000.44		-	-
	2015	125,000.46		900,000	4.18
	2016	297,000	1.12	1,100,000	4.49
	2017	-	-	1,250,000	4.60
	2018	-	-	300,000	3.51
Subtotal		1,550,000.70		3,950,000	4.02
Subordinated bank notes	2014	71,020	2.13	71,020	2.21
	2015	50,000	2.06	50,000	2.14
	2016	74,782	5.59	74,661	5.63
	2022	109,000	6.37	-	-
Subtotal		304,802	4.48	195,681	3.49
Junior subordinated notes (trust preferred)	2068	114,807	12.95	114,236	12.83
Discounted lease rentals	2012	25,834	5.29	57,622	5.32
	2013	34,357	5.26	36,009	5.28
	2014	15,764	5.11	16,641	5.12
	2015	5,668	5.04	5,662	5.04
	2016	4,026	4.98	4,026	4.98
	2017	1,787	4.98	1,787	4.98
Subtotal		87,436	5.21	121,747	5.25
Other long-term	2012	148	6.60	-	-
	2013	3,062	2.46	-	-
	2014	3,170	2.54	-	-
	2015	3,282	2.63	-	-
	2016	3,406	2.72	-	-
	2017	3,540	2.81	-	-
	2018	1,082	6.60	-	-
	2019	1,188	6.60	-	-
Subtotal		18,878	3.15	-	-
Total long-term borrowings		$2,075,923	2.15%	$4,381,664	4.26%

During June 2012, TCF Bank issued $110 million of subordinated notes, at a price to investors of 99.086% of par, which will be due on June 8, 2022. The subordinated notes bear interest at a fixed rate of 6.25% until maturity. The notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations. TCF Bank intends to use the proceeds for general corporate purposes.

In 2008, TCF Capital I, a statutory trust formed under the laws of the state of Delaware and wholly-owned finance subsidiary of TCF issued 10.75% trust preferred junior subordinated notes (the “Trust Preferred Securities”). During June 2012, TCF announced that it had submitted a redemption notice to the property trustee for full redemption of the $115 million of Trust Preferred Securities.  The determination to redeem the Trust Preferred Securities followed a notice of proposed rulemaking, approved for publication in the Federal Register by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on June 7, 2012, which would phase out the Tier 1 capital treatment of the Trust Preferred Securities. TCF has determined that the Federal Reserve’s approval for publication of the notice of proposed rulemaking constituted a “capital treatment event” (as defined in the indenture governing the Trust Preferred Securities), which allows TCF to redeem the Trust Preferred Securities.  The Trust Preferred Securities will be redeemed on July 30, 2012 at the redemption price of $25 per Trust Preferred Security plus accumulated and unpaid distributions to the redemption date.

(11) Equity

Treasury stock and other consist of the following:

	At	At
	June 30,	December 31,
(In thousands)	2012	2011
Treasury stock, at cost	$1,102	$1,102
Shares held in trust for deferred compensation plans, at cost	40,976	32,265
Total	$42,078	$33,367

On June 25, 2012, TCF completed the public offering of depositary shares, each representing a 1/1,000th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $.01 per share.  In connection with the offering, TCF issued 6,900,000 depositary shares, including 900,000 depositary shares issued pursuant to the full exercise of the underwriters’ over-allotment option, at a public offering price of $25 per depositary share.  Dividends will be payable on the Series A Preferred Stock when, as and if declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2012, at a per annum rate of 7.5%. Net proceeds of the offering to TCF, after deducting underwriting discounts and commissions and estimated offering expenses of $5.8 million, were $166.7 million.

At June 30, 2012, TCF had 3,199,988 outstanding warrants to purchase common stock with a strike price of $16.93 per share. Upon completion of the U.S. Treasury’s secondary public offering of the warrants issued under the Capital Purchase Program (“CPP”) in December of 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol “TCBWS.” As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

TCF has a joint venture with The Toro Company (“Toro”) called Red Iron Acceptance, LLC (“Red Iron”).  Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro® and Exmark® branded products with reliable, cost-effective sources of financing. TCF and Toro maintain ownership interests of 55% and 45%, respectively, in Red Iron. As TCF has a controlling financial interest in Red Iron, its financial results are consolidated in TCF’s financial statements. Toro’s interest is reported as a non-controlling interest within equity and qualifies as Tier 1 regulatory capital.

The following table sets forth TCF’s and TCF Bank’s regulatory Tier 1 leverage, Tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements. Decreases since December 31, 2011 in TCF’s Tier 1 and total risk-based capital are the result of the balance sheet repositioning completed during March 2012.

			Minimum		Well-Capitalized

	Actual		Capital Requirement (1)		Capital Requirement (1)

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Tier 1 leverage capital:(2)
TCF	$1,508,176	8.64%	$697,908	4.00%	N.A.	N.A.
TCF Bank	1,447,464	8.29	698,108	4.00	$872,635	5.00%
Tier 1 risk-based capital:
TCF	1,508,176	10.53	572,776	4.00	859,164	6.00
TCF Bank	1,447,464	10.11	572,578	4.00	858,868	6.00
Total risk-based capital:
TCF	1,877,714	13.11	1,145,553	8.00	1,431,941	10.00
TCF Bank	1,816,810	12.69	1,145,157	8.00	1,431,446	10.00
As of December 31, 2011
Tier 1 leverage capital:(2)
TCF	$1,706,926	9.15%	$745,887	4.00%	N.A.	N.A.
TCF Bank	1,553,381	8.33	745,940	4.00	$932,426	5.00%
Tier 1 risk-based capital:
TCF	1,706,926	12.67	539,013	4.00	808,520	6.00
TCF Bank	1,553,381	11.53	538,829	4.00	808,243	6.00
Total risk-based capital:
TCF	1,994,875	14.80	1,078,026	8.00	1,347,533	10.00
TCF Bank	1,841,273	13.67	1,077,658	8.00	1,347,072	10.00

N.A. Not Applicable.

(1)             The minimum and well-capitalized requirements are determined by the Federal Reserve for TCF and by the Office of the Comptroller of the Currency for TCF Bank pursuant to the FDIC Improvement Act of 1991.

(2)             The minimum Tier 1 leverage ratio for bank holding companies and banks is 3.0 or 4.0 percent, depending on factors specified in regulations issued by federal banking agencies.

(12) Derivative Instruments

All derivative instruments are recognized within other assets or other liabilities at fair value within the Consolidated Statements of Financial Condition.  These contracts typically settle within 30 days with the exception of contracts associated with cash flow hedges, which have maturities as long as seven months, and a swap agreement, with no determinable maturity date.

Forward foreign exchange contracts are used to manage the foreign exchange risk associated with certain assets, liabilities and forecasted transactions.  Forward foreign exchange contracts represent agreements to exchange a foreign currency for U.S. dollars at an agreed-upon price and settlement date. Additionally, in conjunction with the sale of all of its Visa® Class B stock in June 2012, TCF and the purchaser entered into a derivative transaction whereby TCF will make, or receive, cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted.  See Note 19, Sales of Other Securities for additional information.  The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. See Note 22, Subsequent Events for additional information.

The value of derivative instruments will vary over their contractual term as the related underlying rates fluctuate. The accounting for changes in the fair value of a derivative instrument depends on whether or not the contract has been designated and qualifies as a hedge. To qualify as a hedge, a contract must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a contract to be designated as a hedge, the risk management objective and strategy must be documented at inception. Hedge documentation must also identify the hedging instrument, the asset or liability and type of risk to be hedged and how the effectiveness of the contract is assessed prospectively and retrospectively. To assess effectiveness, TCF uses statistical methods such as regression analysis. The extent to which a contract has been, and is expected to continue to be, effective at offsetting changes in cash flows or the net investment must be assessed and documented at least quarterly. If it is determined that a contract is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

Upon origination of a derivative instrument, the contract is designated either as a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability (“cash flow hedge”), or a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates (“net investment hedge”). To the extent that a hedge is effective, changes in fair value are recorded within accumulated other comprehensive income (loss), with any ineffectiveness recorded in non-interest expense. Amounts recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense upon completion of the related transaction. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to non-interest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. Changes in the values of forward foreign exchange contracts that are not designated as hedges are reflected in non-interest expense. Changes in the value of swap agreements that are not designated as hedges are reflected in non-interest income.

Cash Flow Hedges Foreign exchange contracts, which include forward contracts, were used to manage the foreign exchange risk associated with certain minimum lease payment streams. At June 30, 2012 and December 31, 2011, TCF had $4 thousand and less than $1 thousand, respectively, of unrealized gains on derivatives classified as cash flow hedges recorded in other comprehensive income (loss). For the three months ended June 30, 2012, losses of less than $1 thousand were excluded from the assessment of TCF’s cash flow hedge effectiveness.  For the six months ended June 30, 2012, losses of $1 thousand were excluded from the assessment of TCF’s cash flow hedge effectiveness. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $4 thousand.

Net Investment Hedges Foreign exchange contracts, which include forward contracts and currency options, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned Canadian subsidiary of TCF Bank, along with certain assets, liabilities and forecasted transactions of that subsidiary. The gross amount of related gains or losses included in the cumulative translation adjustment within other comprehensive income (loss) for the three and six months ended June 30, 2012, were gains of $264 thousand and losses of $132 thousand, respectively. The gross amount of related gains or losses included in the cumulative translation adjustment within other comprehensive income (loss) for the three and six months ended June 30, 2011, were losses of $150 thousand and $576 thousand, respectively.

The following tables summarize the derivative instruments as of June 30, 2012 and December 31, 2011.  See Note 13, Fair Value Measurement for additional information.

		At June 30, 2012
		Receivables			Payables

(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$336,860	$-	$10	$10	$258	$3,541	$3,799
Swap agreement	14,550	-	-	-	-	1,434	1,434
Netting adjustments(1)				(10)			(2,054)
Net receivable / payable				$-			$3,179

		At December 31, 2011
		Receivables				Payables

(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$176,979	$-	$396	$396	$3	$662	$665
Netting adjustments(1)				(396)			(381)
Net receivable / payable				$-			$284

(1) Derivative receivables and payables, and the related cash collateral received and paid, are netted when a legally enforceable master netting agreement exists between TCF and a counterparty.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Consolidated Statements of Comprehensive Income:
Foreign exchange (losses) gains	$(6,672)	$1,070	$(3,551)	$5,168
Forward foreign exchange contract gains (losses):
Cash flow hedge	-	(11)	(1)	(13)
Not designated as hedges	5,920	(1,406)	2,289	(5,690)
Total forward foreign exchange contract losses	5,920	(1,417)	2,288	(5,703)
Net realized loss	$(752)	$(347)	$(1,263)	$(535)
Consolidated Statements of Financial Condition:
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustment	$(324)	$120	$61	$534
Net investment hedge	264	(150)	(132)	(576)
Cash flow hedge	4	57	(4)	(24)
Net unrealized (loss) gain	$(56)	$27	$(75)	$(66)

TCF executes all of its foreign exchange contracts in the over-the-counter market with large, international financial institutions pursuant to International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements.  These agreements include credit risk-related features that enhance the creditworthiness of these instruments as compared with other obligations of the respective counterparty with whom TCF has transacted by requiring that additional collateral be posted under certain circumstances.  No such collateral was posted at June 30, 2012. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions. At June 30, 2012, TCF had received $410 thousand and posted $610 thousand of cash collateral related to its forward foreign exchange contracts and posted $1.5 million of cash collateral related to its swap agreement, of which $21 thousand was not utilized to offset derivative liability positions because the liability position was over-collateralized. At December 31, 2011, TCF had received $150 thousand of cash collateral and had posted $135 thousand of cash collateral.

(13) Fair Value Measurement

Fair values represent the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions.

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at June 30, 2012

(In thousands)	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$754,893	$-	$754,893
Other	-	-	140	140
Other securities	2,100	-	100	2,200
Forward foreign currency contracts	-	10	-	10
Assets held in trust for deferred compensation plans(4)	10,743	-	-	10,743
Total assets	$12,843	$754,903	$240	$767,986
Forward foreign currency contracts	$-	$3,799	$-	$3,799
Swap agreement	-	-	1,434	1,434
Total liabilities	$-	$3,799	$1,434	$5,233
Nonrecurring Fair Value Measurements:
Loans:(5):
Commercial	$-	$-	$31,898	$31,898
Real estate owned:(6):
Consumer	-	-	64,053	64,053
Commercial	-	-	33,907	33,907
Repossessed and returned assets(6)	-	2,853	384	3,237
Investments(7)	-	-	3,364	3,364
Total non-recurring fair value measurements	$-	$2,853	$133,606	$136,459

(1) Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

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

(6) Amounts do not include assets held at cost at June 30, 2012.

(7) Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

	Fair Value Measurements at December 31, 2011

(In thousands)	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$2,322,336	$-	$2,322,336
Other	-	-	152	152
Other securities	252	-	1,298	1,550
Forward foreign currency contracts	-	396	-	396
Assets held in trust for deferred compensation plans(4)	9,833	-	-	9,833
Total assets	$10,085	$2,322,732	$1,450	$2,334,267
Forward foreign currency contracts	$-	$665	$-	$665
Total liabilities	$-	$665	$-	$665
Nonrecurring Fair Value Measurements:
Loans:
Commercial(5)	$-	$-	$29,003	$29,003
Real estate owned:(6)
Consumer	-	-	77,126	77,126
Commercial	-	-	45,137	45,137
Repossessed and returned assets(6)	-	3,889	270	4,159
Investments(7)	-	-	4,244	4,244
Total non-recurring fair value measurements	$-	$3,889	$155,780	$159,669

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

The change in total assets carried at fair value using Company Determined Market Prices, from $1.5 million at December 31, 2011 to $240 thousand at June 30, 2012, was the result of decreases in fair value of $100 thousand recorded within other comprehensive income (loss), reductions due to principal paydowns of $12 thousand, and transfers to securities measured at fair value using Readily Available Market Prices from securities measured using Company Determined Market Prices of $1.1 million.  The transfer was recognized as of the date of TCF’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The change in total liabilities measured at fair value using Company Determined Market Prices from December 31, 2011 to $1.4 million at June 30, 2012, was due to the fair value measurement of a swap agreement entered into during the second quarter of 2012.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities Available for Sale Securities available for sale consist primarily of U.S. Government sponsored enterprise and federal agency securities. The fair value of U.S. Government sponsored enterprise securities is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets, and are classified as Level 2 assets.  Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity, but did not adjust these prices.

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

Forward Foreign Exchange Contracts TCF’s forward foreign exchange contracts are executed in over-the-counter markets and are valued using a cash flow model that includes key inputs such as foreign exchange rates and, in accordance with GAAP, an assessment of the risk of counterparty non-performance.  The risk of counterparty non-performance is based on external assessments of credit risk.  The majority of these contracts are based on observable transactions, but not quoted markets, and are classified as Level 2 assets and liabilities. As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous tables, the derivative receivable and payable balances are presented gross of this netting adjustment.

Swap Agreement TCF’s swap agreement relates to the sale of TCF’s Visa Class B stock, and is classified as a Level 3 liability.  See Note 19, Sales of other Securities for additional information.  The value of the swap agreement is based upon TCF’s estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.  As permitted under GAAP, TCF has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, when a legally enforceable master netting agreement exists. For purposes of the previous tables, any derivative receivable and payable balances are presented gross of this netting adjustment.

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

Loans Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the fair value of such collateral, less estimated selling costs.  Selling costs are generally calculated as 5% to 10% of the fair value of the underlying collateral.

Real Estate Owned and Repossessed and Returned Assets  The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Selling costs are generally calculated as 5% to 10% of the fair value of the underlying collateral.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets.  Real estate owned and repossessed and returned assets were written down $6.3 million and included in foreclosed real estate and repossessed assets, net expense, for the six months ended June 30, 2012.

(14) Fair Value of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value.  These fair value estimates were made at June 30, 2012 and December 31, 2011, based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price at which an orderly transaction to sell an asset or transfer liability would take place between market participants at the measurement date under current market conditions.  However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

	Level in	At June 30,		At December 31,
	Fair Value	2012		2011
	Measurement	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	Level 1	$865,257	$865,257	$1,389,704	$1,389,704
Investments	Level 2	114,350	114,350	150,797	150,797
Investments	Level 3	6,464	6,464	6,983	6,983
Securities available for sale	Level 1	2,100	2,100	252	252
Securities available for sale	Level 2	754,893	754,893	2,322,336	2,322,336
Securities available for sale	Level 3	240	240	1,450	1,450
Loans and leases held for sale	Level 3	9,664	9,913	14,321	14,524
Interest-only strips	Level 3	30,679	30,679	22,436	22,436
Loans:
Consumer real estate	Level 3	6,811,784	6,544,004	6,895,291	6,549,277
Commercial real estate	Level 3	3,250,497	3,204,552	3,198,698	3,154,724
Commercial business	Level 3	272,573	265,158	250,794	242,331
Equipment finance loans	Level 3	1,186,762	1,194,809	1,110,803	1,118,271
Inventory finance loans	Level 3	1,457,263	1,446,318	624,700	623,651
Auto finance	Level 3	262,188	268,056	3,628	3,628
Other	Level 3	29,094	25,326	34,885	30,665
Total financial instrument assets		$15,053,808	$14,732,119	$16,027,078	$15,631,029
Financial instrument liabilities:
Checking, savings and money market deposits	Level 1	$11,809,595	$11,809,595	$11,136,389	$11,136,389
Certificates of deposit	Level 2	1,894,711	1,910,637	1,065,615	1,068,793
Short-term borrowings	Level 1	7,487	7,487	6,416	6,416
Long-term borrowings	Level 2	2,075,923	2,084,925	4,381,664	4,913,637
Forward foreign exchange contracts	Level 2	3,179	3,179	284	284
Total financial instrument liabilities		$15,790,895	$15,815,823	$16,590,368	$17,125,519
Financial instruments with off-balance sheet risk: (1)
Commitments to extend credit (2)	Level 2	$30,195	$30,195	$31,210	$31,210
Standby letters of credit (3)	Level 2	(94)	(94)	(71)	(71)
Total financial instruments with off-balance sheet risk		$30,101	$30,101	$31,139	$31,139

(1)  Positive amounts represent assets, negative amounts represent liabilities.

(2)  Carrying amounts are included in other assets.

(3)  Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization.  Securities available for sale, forward foreign exchange contracts and assets held in trust for deferred compensation plans are carried at fair value see Note 13, Fair Value Measurement.  Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

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

Interest-Only Strips The fair value of the interest-only strips represents the present value of future cash flows to be generated by the loans, in excess of the interest paid to investors and servicing revenue received on the loans, and is included in other assets in the Consolidated Statements of Financial Condition. This excess interest represents future proceeds and is calculated as the contractual loan rate less the fixed rate that will be paid to the investor as specified in the loan sale agreements. TCF uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the estimated fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that the Company believes are commensurate with the risks associated with the cash flows. These assumptions are inherently subject to volatility and uncertainty. As a result, the estimated fair value of the interest-only strips may fluctuate from period to period, and such fluctuations could be significant.

Loans The fair value of loans is estimated based on discounted expected cash flows or the underlying value of the collateral.  Expected discounted cash flows include assumptions for prepayment estimates over the loans’ remaining life, consideration of the current interest rate environment compared to the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment.

Forward Foreign Exchange Contracts Forward foreign exchange contract assets and liabilities are carried at fair value, which is net of the related cash collateral received and paid when a legally enforceable master netting agreement exists between TCF and the counterparty.

Swap Agreement Swap agreement assets and liabilities are carried at fair value, which is net of the related cash collateral received and paid when a legally enforceable master netting agreement exists between TCF and the counterparty.

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

(15) Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the six months ended June 30, 2012.

	Restricted Stock		Stock Options
		Weighted-Average			Weighted-Average
	Shares	Grant Date Fair Value	Shares	Price Range	Exercise Price
Outstanding at December 31, 2011	2,284,114	$12.95	2,198,744	$ 12.85 - $ 15.75	$14.43
Granted	1,602,200	9.19	-	-	-
Forfeited	(31,432)	13.40	(42,640)	$ 15.75	15.75
Vested	(454,873)	11.82	-	-	-
Outstanding at June 30, 2012	3,400,009	$11.32	2,156,104	$ 12.85 - $ 15.75	$14.40
Exercisable at June 30, 2012	N.A.	N.A.	2,156,104		$14.40

N.A. Not applicable

Unrecognized stock compensation for restricted stock was $24.8 million with a weighted-average remaining amortization period of 2.4 years at June 30, 2012.  As of June 30, 2012, the weighted average remaining contractual life of stock options outstanding was 5.2 years.

At June 30, 2012, there were 1,257,751 shares of performance-based restricted stock that will vest only if certain return on assets goals, return on equity goals, and service conditions are achieved.  Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.

(16) Employee Benefit Plans

The following tables set forth the net periodic benefit cost (income) included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and six months ended June 30, 2012 and 2011.

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Interest cost	$441	$556	$881	$1,112
Return on plan assets	(206)	(678)	(412)	(1,356)
Net periodic benefit cost (income)	$235	$(122)	$469	$(244)

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Interest cost	$73	$107	$146	$215
Service cost	-	1	-	1
Amortization of transition obligation	-	1	-	2
Amortization of prior service cost	(7)	-	(14)	-
Net periodic benefit cost	$66	$109	$132	$218

TCF made no cash contributions to the Pension Plan in either of the six months ended June 30, 2012 or 2011.  During the second quarter and first six months of 2012, TCF paid $121 thousand and $276 thousand, respectively, for benefits of the Postretirement Plan, compared with $150 thousand and $268 thousand, respectively, for the same periods in 2011.

During the fourth quarter of 2011, TCF retrospectively changed its method of accounting for pension and other postretirement benefits.  TCF’s policy for actuarial gains and losses is now to immediately recognize them in its operating results in the year in which the gains and losses occur.  Additionally, for purposes of calculating the expected return on plan assets, TCF no longer uses an averaging technique for the market-related value of plan assets, but instead uses the actual fair value of plan assets adjusted annually as of December 31.  As such, actual results could differ from estimates recorded by TCF during interim periods.

(17) Business Segments

Lending, Funding and Support Services and Other have been identified as reportable operating segments. Lending includes retail lending, commercial banking, leasing and equipment finance, inventory finance and auto finance. Funding includes branch banking and treasury services. Support Services and Other includes holding company and corporate functions that provide data processing, bank operations and other professional services to the operating segments. In 2012, TCF changed the management structure and therefore its segments. Prior periods have been restated to reflect the current structure.

TCF evaluates performance and allocates resources based on each segment’s net income. The business segments follow generally accepted accounting principles as described in the Summary of Significant Accounting Policies in the most recent Annual Report on Form 10-K. TCF generally accounts for inter-segment sales and transfers at cost.

The following tables set forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

			Support	Eliminations
(In thousands)	Lending	Funding	Services	and Other(1)	Consolidated
For the Three Months Ended June 30, 2012
Revenues from external customers:
Interest income	$210,532	$7,683	$-	$-	$218,215
Non-interest income	33,357	66,271	13,255	-	112,883
Total	$243,889	$73,954	$13,255	$-	$331,098
Net interest income	$128,832	$70,027	$(5)	$(630)	$198,224
Provision for credit losses	53,745	361	-	-	54,106
Non-interest income	33,357	66,280	50,478	(37,232)	112,883
Non-interest expense	92,698	108,377	39,146	(37,232)	202,989
Income tax expense	5,606	13,256	2,310	(630)	20,542
Income after income tax expense	10,140	14,313	9,017	-	33,470
Income attributable to non-controlling interest	1,939	-	-	-	1,939
Net income attributable to common stockholders	$8,201	$14,313	$9,017	$-	$31,531
Total assets	$15,498,135	$6,586,483	$153,735	$(4,367,756)	$17,870,597

For the Three Months Ended June 30, 2011
Revenues from external customers:
Interest income	$213,917	$22,381	$-	$-	$236,298
Non-interest income	24,351	89,953	(162)	-	114,142
Total	$238,268	$112,334	$(162)	$-	$350,440
Net interest income	$118,569	$58,083	$16	$(518)	$176,150
Provision for credit losses	43,427	578	-	-	44,005
Non-interest income	24,351	94,252	34,156	(38,617)	114,142
Non-interest expense	79,525	117,270	37,829	(39,533)	195,091
Income tax expense (benefit)	6,877	13,688	(1,290)	(189)	19,086
Income (loss) after income tax expense	13,091	20,799	(2,367)	587	32,110
Income attributable to non-controlling interest	1,686	-	-	-	1,686
Net income (loss) attributable to common stockholders	$11,405	$20,799	$(2,367)	$587	$30,424
Total assets	$14,818,791	$7,222,212	$165,088	$(3,371,675)	$18,834,416

(1)            Includes the portion of pension and other postretirement benefits (expense) attributable to the determination of actuarial gains and losses.

			Support	Eliminations
(In thousands)	Lending	Funding	Services	and Other(1)	Consolidated
For the Six Months Ended June 30, 2012
Revenues from external customers:
Interest income	$417,091	$28,653	$-	$-	$445,744
Non-interest income	62,417	202,492	13,319	-	278,228
Total	$479,508	$231,145	$13,319	$-	$723,972
Net interest income	$251,787	$127,871	$5	$(1,266)	$378,397
Provision for credit losses	102,687	(39)	-	-	102,648
Non-interest income	62,417	202,513	87,807	(74,509)	278,228
Non-interest expense	177,731	772,389	76,086	(74,509)	951,697
Income tax expense (benefit)	11,940	(161,269)	893	(1,266)	(149,702)
Income (loss) after income tax expense	21,846	(280,697)	10,833	-	(248,018)
Income attributable to non-controlling interest	3,345	-	-	-	3,345
Net income (loss) attributable to common stockholders	$18,501	$(280,697)	$10,833	$-	$(251,363)
Total assets	$15,498,135	$6,586,483	$153,735	$(4,367,756)	$17,870,597

For the Six Months Ended June 30, 2011
Revenues from external customers:
Interest income	$428,678	$43,523	$-	$-	$472,201
Non-interest income	53,251	175,243	(106)	-	228,388
Total	$481,929	$218,766	$(106)	$-	$700,589
Net interest income	$234,538	$116,610	$30	$(988)	$350,190
Provision for credit losses	89,165	114	-	-	89,279
Non-interest income	53,251	184,035	68,221	(77,119)	228,388
Non-interest expense	158,987	236,887	71,146	(78,950)	388,070
Income tax expense (benefit)	13,956	25,188	(956)	(330)	37,858
Income (loss) after income tax expense	25,681	38,456	(1,939)	1,173	63,371
Income attributable to non-controlling interest	2,675	-	-	-	2,675
Net income (loss) attributable to common stockholders	$23,006	$38,456	$(1,939)	$1,173	$60,696
Total assets	$14,818,791	$7,222,212	$165,088	$(3,371,675)	$18,834,416

(1)            Includes the portion of pension and other postretirement benefits (expense) attributable to the determination of actuarial gains and losses.

(18)   Earnings Per Common Share

The computation of basic and diluted earnings (loss) per common share is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per-share data)	2012	2011	2012	2011
Basic Earnings (Loss) Per Common Share
Net income (loss) available to common stockholders	$31,531	$30,424	$(251,363)	$60,696
Earnings allocated to participating securities	62	89	33	198
Earnings (loss) allocated to common stock	$31,469	$30,335	$(251,396)	$60,498
Weighted-average shares outstanding	162,167,183	158,885,491	161,696,496	152,299,889
Restricted stock	(3,054,531)	(1,821,178)	(2,886,959)	(1,535,337)
Weighted-average common shares outstanding for basic earnings per common share	159,112,652	157,064,313	158,809,537	150,764,552
Basic earnings (loss) per share	$.20	$.19	$(1.58)	$.40

Diluted Earnings (Loss) Per Common Share
Earnings (loss) allocated to common stock	$31,469	$30,334	$(251,396)	$60,498
Weighted-average common shares outstanding used in basic earnings per common share calculation	159,112,652	157,064,313	158,809,537	150,764,552
Net dilutive effect of:
Non-participating restricted stock	397,035	202,785	-	150,923
Stock options	29,632	195,659	-	220,614
Weighted-average common shares outstanding for diluted earnings per common share	159,539,319	157,462,757	158,809,537	151,136,089
Diluted earnings (loss) per share	$.20	$.19	$(1.58)	$.40

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

For the three months ended June 30, 2012, 2 million shares related to non-participating restricted stock and stock options and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because these shares were anti-dilutive. For the three months ended June 30, 2011, 634 thousand shares related to non-participating restricted stock and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because these shares were anti-dilutive.

For the six months ended June 30, 2011, 626 thousand shares related to non-participating restricted stock and stock options and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because these shares were anti-dilutive.

(19) Sales of Other Securities

During the second quarter of 2012, TCF sold its Visa Class B stock, resulting in a net $13.1 million pretax gain recorded in non-interest income within the Consolidated Statements of Comprehensive Income and within Support Services for purposes of business segment reporting.  In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF will make, or receive, cash payments whenever the conversion ratio of Visa Class B stock into Visa Class A stock is adjusted.  See Note 12, Derivative Instruments for additional information.

(20)  Other Expense

Other expense consists of the following.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Card processing and issuance cost	$3,700	$4,635	$7,774	$9,098
Outside processing	3,274	2,988	6,222	6,022
Professional fees	2,909	3,036	5,793	6,719
Telecommunications	2,665	3,067	6,183	6,009
Postage and courier	2,639	2,597	5,404	5,082
Deposit account losses	2,000	2,083	4,185	4,154
Office supplies	1,779	1,637	3,641	3,354
ATM processing	1,140	1,269	2,234	2,462
Other	16,850	15,755	32,816	28,733
Total other expense	$36,956	$37,067	$74,252	$71,633

(21)   Litigation Contingencies

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations and TCF’s regulatory authorities may impose sanctions on TCF for a failure to maintain regulatory compliance. TCF is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act compliance. The Consent Order does not call for the payment of a civil money penalty; however, the OCC has issued a written notice to TCF related to TCF’s Bank Secrecy Act compliance deficiencies. After the OCC’s review of TCF’s response to the notice, the OCC may impose a monetary penalty related to these findings. TCF is currently not able to estimate a reasonable range of costs relating to that possibility.

(22) Subsequent Events

On July 13, 2012, Visa announced that it, along with MasterCard and certain U.S. financial institution defendants have signed a memorandum of understanding to enter into a settlement agreement to resolve the Class Plaintiffs’ claims in the multi-district interchange litigation (“MDL”). The claims originally were brought by a class of U.S. retailers in 2005. Visa also has reached an agreement in principle to resolve the claims brought against Visa by a group of individual retailers in the same MDL. The proposed settlement payments for both the class plaintiffs’ and individual plaintiffs’ claims would be approximately $6.6 billion, of which Visa’s share would represent approximately $4.4 billion. Visa’s share will be paid from the litigation escrow account established pursuant to Visa’s Retrospective Responsibility Plan.  The proposed settlement payments had no impact on TCF’s results of operations for the six months ended June 30, 2012.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a bank holding company based in Wayzata, Minnesota. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota. TCF had 431 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets) at June 30, 2012.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of all consumers. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. TCF’s growth strategies include the development of new products and services, new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

TCF’s core businesses include Lending and Funding. Lending includes retail lending, commercial banking, leasing and equipment finance, inventory finance and auto finance. Funding includes branch banking and treasury services. Treasury services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest rate and liquidity risks.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. TCF’s retail lending operation offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on properties or to customers located within TCF’s primary banking markets. The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc., which delivers equipment finance solutions to businesses in select markets, and Winthrop Resources Corporation, which primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. TCF Inventory Finance originates commercial variable-rate loans to businesses in the United States, Canada and Latin America which are secured by equipment under a floorplan arrangement and supported by repurchase agreements from original equipment manufacturers. In November 2011, TCF entered into the auto finance business with its acquisition of Gateway One Lending & Finance, LLC (“Gateway One”). Gateway One currently originates loans on new and used autos in 35 states, and services loans nationwide.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 66.7% of TCF’s total revenue, excluding gains on securities for the six months ended June 30, 2012. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk, for further information.

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

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations focus in more detail on the results of operations for the three and six months ended June 30, 2012 and 2011, and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF had net income of $31.5 million and a net loss of $251.4 million for the second quarter and first six months of 2012, respectively, compared with net income of $30.4 million and $60.7 million for the same 2011 periods. TCF’s net loss for the first six months of 2012 included a net, after tax charge of $295.8 million, or $1.87 per share, related to the repositioning of TCF’s balance sheet completed in the first quarter of 2012. TCF’s diluted earnings per common share was 20 cents and a loss of $1.58 for the second quarter and first six months of 2012, respectively, compared with earnings per common share of 19 cents and 40 cents for the same 2011 periods.

On March 13, 2012, TCF announced the repositioning of its balance sheet by prepaying $3.6 billion of long-term debt and selling $1.9 billion of mortgage-backed securities, which it anticipated would increase net interest margin and reduce interest rate risk going forward.  TCF’s current asset growth strategy and the outlook of the interest rate environment made it prudent for TCF to develop and execute a comprehensive balance sheet repositioning transaction.  A reliance on longer term, fixed-rate debt was appropriate for TCF’s previous strategy of growth in real estate assets with longer durations, such as residential and commercial real estate loans and mortgage-backed securities.  Given TCF’s current strategic focus on growth in nationally-oriented lending businesses with shorter loan durations and/or variable interest rates, a more flexible funding structure is expected to significantly increase TCF’s ability to maximize net interest income and net interest margin going forward.

TCF’s long-term, fixed-rate debt was originated at market rates prior to the 2008 economic crisis.  At the time of the balance sheet repositioning, the interest rates on these borrowings were significantly above current market rates.  In addition, in late January 2012, the Federal Reserve forecasted interest rates to remain at historically low levels through at least 2014.  As a result, this action better positioned TCF for the current interest rate outlook while reducing interest rate risk tied to longer duration, fixed-rate mortgage-backed securities.

Return on average assets was .76% and negative 2.71% for the second quarter and first six months of 2012, respectively, compared with .68% for both of the same 2011 periods. Return on average common equity was 8.13% and negative 29.84% for the second quarter and first six months of 2012, respectively, compared with 7% and 7.46% for the same 2011 periods.

Operating Segment Results

The financial results of TCF’s operating segments are located in Note 17 of the Notes to Consolidated Financial Statements included in Part 1, Item 1. Financial Statements.

Lending reported net income of $8.2 million and $18.5 million for the second quarter and first six months of 2012, respectively, compared with $11.4 million and $23 million for the same period 2011 periods.  Lending net interest income for the second quarter and first six months of 2012 was $128.8 million and $251.8 million, respectively, compared with $118.6 million and $234.5 million for the same 2011 periods. The increase in net interest income for both periods was primarily due to loan growth in the inventory finance and auto finance portfolios, partially offset by decreases in the consumer real estate and commercial real estate average portfolio balances and average yields.  The decrease in the average consumer real estate portfolio reflects a decline in production of new fixed-rate loans as market rates available for fixed-rate first mortgage loans were not as attractive to TCF.

Lending’s provision for credit losses totaled $53.7 million and $102.7 million for the second quarter and first six months of 2012, respectively, compared with $43.4 million and $89.2 million for the same 2011 periods. The increase in provision from the second quarter of 2011 was primarily due to increased loss reserves on commercial real estate loans and a reserve for one large lease exposure. The increase in provision expense from the first six months of 2011 was primarily due to increased loss reserves on commercial real estate loans and increased reserves on the inventory finance and auto finance portfolios as a result of increased loan balances. See Results of Operations – Provision for Credit Losses in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) for further discussion.

Lending non-interest income totaled $33.4 million and $62.4 million for the second quarter and first six months of 2012, respectively, compared with $24.4 million and $53.3 million for the same 2011 periods.  The increase for both periods was primarily due to gains on sales of auto finance loans and increased auto loan servicing income.  Lending non-interest expense totaled $92.7 million and $177.7 million for the second quarter and first six months of 2012, respectively, compared with $79.5 million and $159 million for the same 2011 periods.  The increase from the second quarter and first six months of 2011 was primarily due to the newly acquired auto finance business as well as increased headcount related to achieving staffing levels to support the Bombardier Recreational Products, Inc. (“BRP”) program in Inventory Finance.

Funding reported net income of $14.3 million and a net loss of $280.7 million for the second quarter and first six months of 2012, respectively, compared with net income of $20.8 million and $38.5 million for the same 2011 periods. The net loss for the first six months of 2012 was due to the balance sheet repositioning completed in the first quarter of 2012. Funding net interest income totaled $70 million and $127.9 million for second quarter and first six months of 2012, respectively, compared with $58.1 million and $116.6 million for the same 2011 periods.

Funding non-interest income totaled $66.3 million and $202.5 million for the second quarter and first six months of 2012, respectively, compared with $94.3 million and $184 million for the same 2011 periods. The decrease from the second quarter of 2011 was primarily due to lower fee income related to card revenue and customer behavior.  The increase from the first six months of 2011 was primarily due to gains on securities in the first quarter of 2012 related to the balance sheet repositioning, partially offset by lower fee income related to card revenue and customer behavior. Non-interest expense totaled $108.4 million and $772.4 million for the second quarter and first six months of 2012, respectively, compared with $117.3 and $236.9 million for the same 2011 periods. The decrease from the second quarter of 2011 was primarily due to decreased deposit account premiums. The increase from the first six months of 2011 was primarily due to the loss on termination of debt in the first quarter of 2012 in connection with the balance sheet repositioning.

Consolidated Net Interest Income

Net interest income for the second quarter of 2012 increased $22.1 million, or 12.5%, compared with the second quarter of 2011.  This increase was primarily due to the balance sheet repositioning completed in the first quarter of 2012, which resulted in a $37.9 million reduction to the cost of borrowings, partially offset by a $13.9 million reduction of interest income on mortgage-backed securities. Additionally, average balances of inventory finance loans and auto finance loans were higher during the second quarter of 2012 as a result of the newly acquired auto finance business and BRP program and the average cost of deposits was lower.  Offsetting the increase were lower yields on leasing and equipment finance leases and consumer and commercial real estate.  Net interest income for the second quarter of 2012 increased $18.1 million, or 10%, compared with the first quarter of 2012. This increase was primarily due to the full quarter impact of the balance sheet repositioning completed in March 2012, resulting in a $28.6 million reduction to the cost of borrowings, and higher average balances of inventory finance and auto finance loans, partially offset by a $12.4 million reduction of interest income on mortgage-backed securities and reduced interest income on loans and leases, driven by lower yields on consumer and commercial loans. Net interest income for the first six months of 2012 totaled $378.4 million, up $28.2 million, or 8.1%, from $350.2 million from the same 2011 period. This increase was primarily due to the balance sheet repositioning completed in the first quarter of 2012, which resulted in a $47.9 million reduction to the cost of borrowings, partially offset by a $14.3 million reduction of interest income on mortgage-backed securities.  Additionally, higher average balances of inventory finance and auto finance loans and lower average cost of deposits were offset by decreased income from consumer and commercial real estate loans due to a change in the consumer real estate portfolio mix and lower average balances of commercial real estate loans.

Net interest margin in the second quarter of 2012 was 4.86%, compared with 4.02% in the second quarter of 2011. This increase was primarily due to lower average cost of borrowings due to the effects of the balance sheet repositioning completed in March 2012, which increased net interest margin by 92 basis points, as well as decreased rates on various deposit products and favorable mix changes toward higher yielding assets with increases in the inventory finance and auto finance portfolio balances.  These increases were partially offset by a decrease in yields in the consumer, commercial, and leasing and equipment finance portfolios as a result of the lower interest rate environment. Net interest margin increased by 72 basis points in the second quarter from 4.14% in the first quarter of 2012.  This increase was primarily due to a lower average cost of borrowings due to the effects of the balance sheet repositioning completed in March 2012, which increased net interest margin by 69 basis points, and growth in the higher yielding inventory finance and auto finance portfolios.  These increases were partially offset by lower levels of higher yielding loans in the consumer portfolio as a result of the lower interest rate environment and increased balances in higher rate deposit accounts. Net interest margin for the first six months of 2012 was 4.49%, compared with 4.04% from the same 2011 period. This increase was primarily due to lower average cost of borrowings due to the effects of the balance sheet repositioning completed in the first quarter of 2012, which increased net interest margin by 56 basis points, partially offset by lower portfolio yields and interim rents in the leasing and equipment finance business and lower yields on commercial loans primarily due to production at rates lower than current portfolio yields. See Consolidated Financial Condition Analysis – Borrowings and Liquidity in this Management’s Discussion and Analysis for further discussion.

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

See Consolidated Financial Condition Analysis – Deposits in this Management’s Discussion and Analysis and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion on TCF’s interest rate risk position.

The following tables summarizes TCF’s average balances, interest, dividends and yields and rates on major categories of TCF’s interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis.

	Three Months Ended June 30,
	2012			2011
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$430,084	$2,654	2.48%	$693,678	$1,836	1.06%
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	733,796	5,813	3.17	2,104,294	20,614	3.92
U.S. Treasury securities	-	-	-	135,613	20.06
Other securities	225	3	4.14	353	5	5.68
Total securities available for sale (2)	734,021	5,816	3.17	2,240,260	20,639	3.69
Loans and leases held for sale	44,788	979	8.80	-	-	-
Loans and leases:
Consumer real estate:
Fixed-rate	4,365,670	63,432	5.84	4,655,198	70,615	6.08
Variable-rate	2,427,745	30,202	5.00	2,379,250	30,566	5.15
Total consumer real estate	6,793,415	93,634	5.54	7,034,448	101,181	5.77
Commercial:
Fixed- and adjustable-rate	2,730,085	37,242	5.49	2,877,903	41,442	5.78
Variable-rate	761,964	7,550	3.99	719,741	7,757	4.32
Total commercial	3,492,049	44,792	5.16	3,597,644	49,199	5.49
Leasing and equipment finance	3,145,914	43,109	5.48	3,068,550	46,184	6.02
Inventory finance	1,571,004	23,690	6.07	978,505	17,340	7.11
Auto finance	223,893	3,835	6.89	-	-	-
Other	17,647	336	7.66	19,463	437	9.01
Total loans and leases (3)	15,243,922	209,396	5.52	14,698,610	214,341	5.85
Total interest-earning assets	16,452,815	218,845	5.34	17,632,548	236,816	5.38
Other assets	1,202,003			1,163,783
Total assets	$17,654,818			$18,796,331
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,316,767			$1,475,191
Small business	725,052			683,323
Commercial and custodial	310,321			278,808
Total non-interest bearing deposits	2,352,140			2,437,322
Interest-bearing deposits:
Checking	2,306,810	883.15		2,152,646	1,221.23
Savings	6,031,015	5,164.34		5,608,824	7,279.52
Money market	748,016	718.39		648,862	731.45
Subtotal	9,085,841	6,765.30		8,410,332	9,231.44
Certificates of deposit	1,608,653	3,432.86		1,092,368	2,199.82
Total interest-bearing deposits	10,694,494	10,197.38		9,502,700	11,430.48
Total deposits	13,046,634	10,197.31		11,940,022	11,430.38
Borrowings:
Short-term borrowings	705,888	535.30		35,227	21.24
Long-term borrowings	1,986,182	9,259	1.87	4,513,301	48,697	4.33
Total borrowings	2,692,070	9,794	1.46	4,548,528	48,718	4.29
Total interest-bearing liabilities	13,386,564	19,991.60		14,051,228	60,148	1.72
Total deposits and borrowings	15,738,704	19,991.51		16,488,550	60,148	1.46
Other liabilities	335,113			556,641
Total liabilities	16,073,817			17,045,191
Total TCF Financial Corp. stockholders’ equity	1,563,158			1,739,523
Non-controlling interest in subsidiaries	17,843			11,617
Total equity	1,581,001			1,751,140
Total liabilities and equity	$17,654,818			$18,796,331
Net interest income and margin		$198,854	4.86%		$176,668	4.02%

(1)  Annualized.

(2)  Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes equity securities.

(3)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

	Six Months Ended June 30,
	2012			2011
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$587,802	$5,042	1.72%	$636,190	$3,637	1.15%
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	1,410,407	24,924	3.53	2,033,159	40,025	3.94
U.S. Treasury securities	-	-	-	91,685	33.07
Other securities	227	4	4.13	370	10	5.44
Total securities available for sale (2)	1,410,634	24,928	3.53	2,125,214	40,068	3.77
Loans and leases held for sale	25,330	1,024	8.13	-	-	-
Loans and leases:
Consumer real estate:
Fixed-rate	4,404,410	129,584	5.92	4,694,690	142,421	6.12
Variable-rate	2,414,829	60,270	5.02	2,373,328	60,846	5.17
Total consumer real estate	6,819,239	189,854	5.60	7,068,018	203,267	5.80
Commercial:
Fixed- and adjustable-rate	2,733,967	75,452	5.55	2,895,151	83,484	5.81
Variable-rate	740,918	15,062	4.09	715,330	15,414	4.35
Total commercial	3,474,885	90,514	5.24	3,610,481	98,898	5.52
Leasing and equipment finance	3,137,122	87,109	5.55	3,093,969	93,741	6.06
Inventory finance	1,353,469	42,416	6.30	925,913	32,665	7.11
Auto finance	154,728	5,418	7.04	-	-	-
Other	17,612	705	8.04	20,603	913	8.94
Total loans and leases (3)	14,957,055	416,016	5.59	14,718,984	429,484	5.87
Total interest-earning assets	16,980,821	447,010	5.29	17,480,388	473,189	5.45
Other assets	1,290,585			1,158,886
Total assets	$18,271,406			$18,639,274
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,338,539			$1,466,507
Small business	716,734			675,861
Commercial and custodial	307,427			285,125
Total non-interest bearing deposits	2,362,700			2,427,493
Interest-bearing deposits:
Checking	2,260,499	1,785.16		2,128,673	2,577.24
Savings	5,956,874	10,602.36		5,517,084	14,776.54
Money market	705,255	1,328.38		661,114	1,639.50
Subtotal	8,922,628	13,715.31		8,306,871	18,992.46
Certificates of deposit	1,372,164	5,543.81		1,092,452	4,442.82
Total interest-bearing deposits	10,294,792	19,258.38		9,399,323	23,434.50
Total deposits	12,657,492	19,258.31		11,826,816	23,434.40
Borrowings:
Short-term borrowings	571,019	865.30		59,000	113.39
Long-term borrowings	2,901,673	47,224	3.27	4,607,492	98,464	4.30
Total borrowings	3,472,692	48,089	2.78	4,666,492	98,577	4.25
Total interest-bearing liabilities	13,767,484	67,347.98		14,065,815	122,011	1.75
Total deposits and borrowings	16,130,184	67,347.84		16,493,308	122,011	1.49
Other liabilities	435,210			508,983
Total liabilities	16,565,394			17,002,291
Total TCF Financial Corp. stockholders’ equity	1,690,337			1,627,238
Non-controlling interest in subsidiaries	15,675			9,745
Total equity	1,706,012			1,636,983
Total liabilities and equity	$18,271,406			$18,639,274
Net interest income and margin		$379,663	4.49%		$351,178	4.04%

(1)  Annualized.

(2)  Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes equity securities.

(3)  Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

Provision for Credit Losses

The following tables summarize the composition of TCF’s provision for credit losses and percentage of the total provision expense for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30,				Change
(Dollars in thousands)	2012		2011		$	%
Consumer real estate	$39,118	72.3%	$38,290	87.1%	$828	2.2%
Commercial	8,710	16.1	3,348	7.6	5,362	160.2
Leasing and equipment finance	5,086	9.4	1,817	4.1	3,269	179.9
Inventory finance	(223)	(.4)	(79)	(.2)	(144)	182.3
Auto finance	1,356	2.5	-	-	1,356	N.M .
Other	59.1		629	1.4	(570)	(90.6)
Total	$54,106	100.0%	$44,005	100.0%	$10,101	23.0%

	Six Months Ended
	June 30,				Change
(Dollars in thousands)	2012		2011		$	%
Consumer real estate	$75,197	73.2%	$74,840	83.9%	$357.5%
Commercial	13,724	13.4	8,767	9.8	4,957	56.5
Leasing and equipment finance	5,601	5.5	4,577	5.1	1,024	22.4
Inventory finance	4,968	4.8	909	1.0	4,059	N.M	.
Auto finance	2,376	2.3	-	-	2,376	N.M	.
Other	782.8		186.2		596	N.M	.
Total	$102,648	100.0%	$89,279	100.0%	$13,369	15.0%

N.M. Not Meaningful

TCF recorded provision expense of $54.1 million and $102.6 million in the second quarter and first six months of 2012, respectively, compared with $44 million and $89.3 million in the same 2011 periods. The increase from the second quarter of 2011 was primarily due to increased provision expense on commercial real estate, a $4 million reserve for loss on one large lease exposure and provision expense on auto finance loans.  The increase from the first six months of 2011 was primarily due to increased loss reserves on commercial real estate loans and increased loss reserves on the inventory finance and auto finance portfolios as a result of growth in these businesses.

Net loan and lease charge-offs for the second quarter and first six months of 2012 were $44.9 million, or 1.18% (annualized) of average loans and leases, and $83.8 million, or 1.12% (annualized), respectively, compared with $43.8 million, or 1.19% (annualized), and $99.7 million, or 1.35% (annualized), in the same periods of 2011.

Consumer real estate net charge-offs for the second quarter and first six months of 2012 were $34.9 million and $70.5 million, respectively, down slightly from $36.7 million and $72 million for the same 2011 periods.  Commercial net charge-offs for the second quarter and first six months of 2012 were $8.5 million and $10 million, respectively, compared to $2.7 million and $20.5 million for the same 2011 periods.  The increase from the second quarter of 2011 was primarily due to increased net charge-offs in retail commercial real estate and land development.  The decrease in net charge-offs from the first six months of 2011 was primarily due to decreased commercial real estate net charge-offs on office buildings and manufactured housing and decreased commercial business net charge-offs. Leasing and equipment finance net charge-offs for the second quarter and first six months of 2012 totaled $1.2 million and $1.3 million, respectively, compared with $3.5 million and $6.3 million for the same 2011 periods. The decrease in net charge-offs was primarily due to decreased net charge-offs in the middle market and small ticket segments.

The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, year of loan or lease origination, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  See also Consolidated Financial Condition Analysis — Allowance for Loan and Lease Losses in this Management’s Discussion and Analysis.

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Non-interest income totaled $112.9 million and $278.2 million for the second quarter and first six months of 2012, respectively, compared with $114.1 million and $228.4 million for the same 2011 periods.

Fees and Service Charges

Fees and service charges totaled $48.1 million and $89.9 million for the second quarter and first six months of 2012, respectively, compared with $56.4 million and $109.9 million for the same 2011 periods. The decrease in banking fees and revenues from both the second quarter and first six months of 2011 was primarily due to changes in checking account programs that resulted in a lower number of accounts and changes in customer behaviors in reaction to changes in product offerings.

Card Revenues

Card revenues totaled $13.5 million and $26.7 million for the second quarter and first six months of 2012, respectively, compared with $28.2 million and $54.8 million for the same 2011 periods. The decrease in both periods was due to a decrease in the average interchange rate per transaction due to new debit card interchange regulations which took effect on October 1, 2011.

TCF is the 12th largest issuer of Visa® small business debit cards and the 14th largest issuer of Visa consumer debit cards in the United States, based on payments volume for the three months ended March 31, 2012, as provided by Visa. TCF earns interchange revenue from customer card transactions paid by merchants, not from TCF’s customers. Card products represented 18% and 18.7% of banking fee revenue for the three and six months ended June 30, 2012, respectively. Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  The continued success of TCF’s debit card program depends significantly on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

The following tables set forth information about TCF’s card business.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2012	2011	Amount	%
Sales volume for the three months ended:
Off-line (Signature)	$1,636,082	$1,722,158	$(86,076)	(5.0)
On-line (PIN)	294,003	246,346	47,657	19.3
Total	$1,930,085	$1,968,504	(38,419)	(2.0)
Average transaction size (in dollars)	$35	$36	(1)	(2.8)
Average number of transactions per card per month	25.7	23.7	2.0	8.4
Percentage off-line (sales volume)	84.8%	87.5%		(270	)bps
Average interchange per transaction (in dollars)	$.22	$.49	(.3)	(55.1)%
Average interchange rate per transaction	.63%	1.36%		(73	)bps

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2012	2011	Amount	%
Sales volume for the three months ended:
Off-line (Signature)	$3,268,261	$3,353,337	$(85,076)	(2.5)
On-line (PIN)	561,890	482,615	79,275	16.4
Total	$3,830,151	$3,835,952	(5,801)	(.2)
Average transaction size (in dollars)	$35	$36	(1)	(2.8)
Average number of transactions per card per month	25.0	23.0	2.0	8.7
Percentage off-line (sales volume)	85.3%	87.4%		(210	)bps
Average interchange per transaction (in dollars)	$.22	$.50	(0.3)	(56)%
Average interchange rate per transaction	.63%	1.36%		(73	)bps

ATM Revenue

For the second quarter and first six months of 2012, ATM revenue was $6.3 million and $12.5 million, respectively, compared with $7.1 million and $13.8 million for the same 2011 periods. The decrease in ATM revenue was primarily due to fewer fee generating transactions and a reduced number of available ATMs.

Gain (Loss) on Securities, Net

During the second quarter of 2012, TCF recognized $13.1 million related to the sale of Visa Class B stock. During the six months ended June 30, 2012, TCF recognized $89.7 million related to sales of mortgage-backed securities and the sale of the Visa stock. During both the three and six months ended June 30, 2011, TCF recorded impairment charges on securities totaling $227 thousand.

Consolidated Non-Interest Expense

Non-interest expense totaled $203 million and $951.7 million for the second quarter and first six months of 2012, compared with $195.1 million and $388.1 million for the same 2011 periods.

Compensation and Employee Benefits

Compensation and employee benefits expense totaled $97.8 million and $193.8 million for the second quarter and first six months of 2012, compared with $89.1 million and $178.4 million for the same 2011 periods.  The increases were primarily due to the expansion of the auto finance business, as well as increased staffing levels to support growth in TCF’s lending businesses.

FDIC Insurance

FDIC insurance expense totaled $8.5 million and $14.9 million for the second quarter and first six months of 2012, respectively, compared with $7.5 million and $14.7 million for the same 2011 periods.  The increase from the three months ended June 30, 2011 was primarily due to the increased insurance rates as a result of the net loss associated with the balance sheet repositioning completed in the first quarter of 2012.  The increase from the six months ended June 30, 2011 was primarily due to the aforementioned balance sheet repositioning as well as changes in the FDIC insurance rate calculations for banks over $10 billion in total assets, which were implemented on April 1, 2011.

Advertising and Marketing

Advertising and marketing expense totaled $5.4 million and $8 million for the second quarter and first six months of 2012, compared with $3.5 million and $6.6 million for the same 2011 periods.  The increases were primarily the result of changes in retail banking product strategies and a related increase in spending on media advertising.

Deposit Account Premiums

Deposit account premium expense totaled $1.7 million and $7.7 million for the second quarter and first six months of 2012, compared with $6.2 million and $9.4 million for the same 2011 periods.  These decreases were primarily due to reductions in the premium programs.

Loss on Termination of Debt

In connection with the balance sheet repositioning completed in March 2012, TCF restructured $3.6 billion of long-term borrowings that had a 4.3% weighted average rate at a pre-tax loss of $551 million. TCF also replaced $2.1 billion of 4.4% weighted average fixed-rate, Federal Home Loan Bank advances with a mix of floating and fixed-rate, long- and short-term borrowings with a current weighted average rate of .5%. In addition, TCF terminated $1.5 billion of 4.2% weighted average fixed-rate borrowings under repurchase agreements.

Foreclosed Real Estate and Repossessed Assets, Net

Foreclosed real estate and repossessed assets, net expenses totaled $12.1 million and $23.1 million for the second quarter and first six months of 2012, compared with $12.6 million and $25.5 million for the same 2011 periods. The decreases were primarily due to fewer consumer real estate properties owned.

Other Credit Costs, Net

Other credit costs, net has historically been comprised of consumer real estate loan pool insurance, write-downs on operating leases and reserves for expected losses on unfunded commitments.  Other credit costs, net totaled $1.5 million and $1.2 million for the second quarter and first six months of 2012, compared with $496 thousand and $3 million for the same 2011 periods. The increase from the three months ended June 30, 2011 was primarily due to an increase in reserves for unfunded commitments on one commercial letter of credit during the second quarter of 2012. The decrease from the six months ended June 30, 2011 was primarily due to reduced premium related expense on consumer real estate loan pool insurance, partially offset by an increase in reserves for unfunded commitments.

Income Taxes

TCF recorded income tax expense of $20.5 million for the second quarter of 2012, or 38% of the income before income tax expense, compared with income tax expense of $19.1 million, or 37.3%, in 2011.  For the first six months of 2012, income tax benefit totaled $149.7 million, or 37.6% of the loss before income tax expense, compared with income tax expense of $37.9 million, or 37.4%, in 2011.

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

In addition, under generally accepted accounting principles in the United States (“GAAP”), deferred income tax assets and liabilities are recorded at the income tax rates expected to apply to taxable income in the periods in which the deferred income tax assets or liabilities are expected to be realized.  If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to the Consolidated Statements of Comprehensive Income.  Also, if current period income tax rates change, the impact on the annual effective income tax rate is applied year-to-date in the period of enactment.

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio.

	At	At
	June 30,	December 31,	Percentage
(Dollars in thousands)	2012	2011	Change
Consumer real estate:
Consumer real estate:
First mortgage lien	$4,610,837	$4,742,423	(2.8)%
Junior lien	2,200,947	2,152,868	2.2
Total consumer real estate	6,811,784	6,895,291	(1.2)
Commercial:
Commercial real estate:
Permanent	3,133,812	3,039,488	3.1
Construction and development	116,685	159,210	(26.7)
Total commercial real estate	3,250,497	3,198,698	1.6
Commercial business	272,573	250,794	8.7
Total commercial	3,523,070	3,449,492	2.1
Leasing and equipment finance:(1)
Equipment finance loans	1,186,762	1,110,803	6.8
Lease financings:
Direct financing leases	1,962,041	2,039,096	(3.8)
Sales-type leases	29,244	29,219.1
Lease residuals	125,954	129,100	(2.4)
Unearned income and deferred lease costs	(152,896)	(165,959)	7.9
Total lease financings	1,964,343	2,031,456	(3.3)
Total leasing and equipment finance	3,151,105	3,142,259.3
Inventory finance	1,457,263	624,700	133.3
Auto finance	262,188	3,628	N.M.
Other	29,094	34,885	(16.6)
Total loans and leases	$15,234,504	$14,150,255	7.7%

N.M. Not meaningful.

(1)	Operating leases of $65.2 million and $69.6 million at June 30, 2012 and December 31, 2011, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

Approximately 72.6% of the consumer real estate portfolio at June 30, 2012 consisted of closed-end amortizing loans.  TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal.  Outstanding balances on consumer real estate lines of credit were $1.9 billion and $1.8 billion at June 30, 2012 and December 31, 2011, respectively.  The average Fair Isaac Corporation (“FICO”) credit score at loan origination for the retail lending portfolio was 728 as of June 30, 2012 and 727 at December 31, 2011. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 728 at June 30, 2012, compared with 727 at December 31, 2011.  As of June 30, 2012, 30.9% of the consumer real estate loan balance has been originated since January 1, 2009, with 2012 net charge offs of .2% (annualized).

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary markets, with a focus on secured lending.  At June 30, 2012, approximately 93% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary banking markets.  At June 30, 2012, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by real estate or other business assets.

The leasing and equipment finance backlog of approved transactions was $520.1 million at June 30, 2012, up from $455.3 million at December 31, 2011.

Credit Quality

The following tables summarize TCF’s loan and lease portfolio based on what TCF believes are the most important credit quality data that should be used to understand the overall condition of the portfolio.  Performing classified loans and leases have well-defined weaknesses, but may never become non-performing or result in a loss.

	At June 30, 2012
	Performing Loans and Leases (1)			60+ Days	Non-accrual
				Delinquent	Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified (2)	Total	and Accruing	Leases	and Leases
Consumer real estate	$6,547,940	$22,485	$6,570,425	$100,681	$140,678	$6,811,784
Commercial	3,070,917	296,322	3,367,239	5,616	150,215	3,523,070
Leasing and equipment finance	3,103,094	15,687	3,118,781	2,895	29,429	3,151,105
Inventory finance	1,446,730	8,427	1,455,157	206	1,900	1,457,263
Auto finance	262,046	-	262,046	142	-	262,188
Other	26,856	-	26,856	34	2,204	29,094
Total loans and leases	$14,457,583	$342,921	$14,800,504	$109,574	$324,426	$15,234,504
Percent of total loans and leases	94.9%	2.3%	97.2%	.7%	2.1%	100.0%

	At December 31, 2011
	Performing Loans and Leases (1)			60+ Days	Non-accrual
				Delinquent	Loans and	Total Loans
(Dollars in thousands)	Non-classified	Classified (2)	Total	and Accruing	Leases	and Leases
Consumer real estate	$6,614,679	$21,606	$6,636,285	$109,635	$149,371	$6,895,291
Commercial	2,990,515	330,310	3,320,825	1,148	127,519	3,449,492
Leasing and equipment finance	3,093,194	22,227	3,115,421	6,255	20,583	3,142,259
Inventory finance	616,677	7,040	623,717	160	823	624,700
Auto finance	3,231	-	3,231	397	-	3,628
Other	34,829	-	34,829	41	15	34,885
Total loans and leases	$13,353,125	$381,183	$13,734,308	$117,636	$298,311	$14,150,255
Percent of total loans and leases	94.4%	2.7%	97.1%	.8%	2.1%	100.0%

(1)     Includes all loans and leases that are not 60+ days delinquent or on non-accrual status.

(2)     Excludes classified loans and leases that are 60+ days delinquent. Classified loans and leases are those for which management has concerns regarding the borrower’s ability to meet the existing terms and conditions, but may never become non-performing or result in a loss.

Performing loans and leases includes all loans and leases that are not over 60-days delinquent or on non-accrual status.  Performing loans and leases were 97.2% of total loans and leases at June 30, 2012, a slight increase from 97.1% at December 31, 2011. The increase was due to the growth of higher credit quality inventory finance and auto finance loans.

Total non-accrual loans at June 30, 2012 increased $26.1 million from December 31, 2011. The increase was primarily due to commercial and leasing and equipment finance non-accrual loans and leases increasing $31.5 million, partially offset by an $8.7 million decrease in consumer real estate non-accrual loans.  During the six months ended June 30, 2012, non-accrual loans totaling $55.6 million were transferred to real estate owned and $43.4 million returned to accruing status.

Past Due Loans and Leases

The following tables set forth information regarding TCF’s delinquent loan and lease portfolio, excluding non-accrual loans and leases. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 7 of the Notes to Consolidated Financial Statements included in Part I, Item 1. Financial Statements for additional information.

	At June 30,	At December 31,
(Dollars in thousands)	2012	2011
Principal balances:
60-89 days	$48,362	$45,531
90 days or more	61,212	72,105
Total	$109,574	$117,636

Percentage of loans and leases:
60-89 days	.32%	.33%
90 days or more	.41	.52
Total	.73%	.85%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type.

	At June 30, 2012		At December 31, 2011
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$86,714	1.93%	$87,358	1.89%
Junior lien	13,967.64		22,277	1.04
Total consumer real estate	100,681	1.51	109,635	1.63
Commercial real estate	5,505.18		1,099.04
Commercial business	111.04		49.02
Total commercial	5,616.17		1,148.03
Leasing and equipment finance:
Middle market	812.05		1,061.07
Small ticket	676.09		2,018.28
Winthrop	4	-	235.07
Other	-	-	198.11
Total leasing and equipment finance	1,492.05		3,512.13
Inventory finance	206.01		160.03
Auto finance	62.02		-	-
Other	34.13		41.12
Subtotal (1)	108,091.74		114,496.85
Delinquencies in acquired portfolios (2)	1,483.58		3,140.84
Total	$109,574.73%		$117,636.85%

(1)  Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)  Remaining balances of acquired loans and leases were $267 million and $371.9 at June 30, 2012 and December 31, 2011, respectively.

Loan Modifications-Consumer Real Estate

TCF has several programs designed to assist consumer real estate customers by extending payment dates or reducing customers’ contractual payments (but not a reduction of principal). Under these programs, TCF reduces a customer’s contractual payments for a period of time appropriate for the borrower’s condition. All loan modifications are made on a case-by-case basis.

Based on clarifying guidance from regulatory bodies, beginning in the second quarter of 2012, TCF now classifies trial modifications as troubled debt restructurings (“TDRs”) at the beginning of the trial period. Previously, these loans were not classified as TDRs until performance was demonstrated at a reduced payment amount for a short trial period. This change resulted in a $13.4 million increase in TDRs in the second quarter of 2012.  Loan modifications are not reported as

TDRs in the calendar years after modification if the loans were modified at an interest rate equal to or greater than the yields of new loan originations with comparable risk and the loan is performing based on the restructured terms.

If TCF has not granted a concession as a result of the modification, the loan is not considered a TDR. Modifications that are not classified as TDRs primarily involve interest rate changes to current market rates for similarly situated borrowers who have access to alternative funds. Loan modifications to borrowers who are not experiencing financial difficulties are not included in the following reporting of loan modifications.

Although loans classified as TDRs are considered impaired, TCF was able to receive more than 54% and 53% of the contractual interest due on accruing consumer real estate TDRs for the three and six months ended June 30, 2012, respectively, by modifying the loan to a qualified customer instead of foreclosing on the property.  Only 8.1% of accruing consumer real estate TDRs were more than 60-days delinquent at June 30, 2012. Approximately 3.3% of the $229.6 million accruing consumer real estate TDRs modified during the 15 months preceding June 30, 2012 defaulted during the three months ended June 30, 2012.

The following table summarizes the balance of accruing modified consumer real estate loans as of June 30, 2012 and December 31, 2011.

	At June 30, 2012		At December 31, 2011
	Loan	60+ Days Delinquent	Loan	60+ Days Delinquent
(Dollars in thousands)	Balance	As a % of Balance	Balance	As a % of Balance
Permanently modified accruing TDRs	$ 317,125	5.39%	$ 198,882	4.63%
Temporarily modified accruing TDRs	148,522	14.00	234,196	9.01
Total accruing TDRs	465,647	8.13	433,078	7.00
Other loan modifications	4,287	52.39	13,397	20.66
Total accruing loan modifications	$ 469,934	8.54	$ 446,475	7.41

The following table summarizes the regulatory classification of accruing consumer real estate TDRs at June 30, 2012 and December 31, 2011.

	At June 30, 2012		At December 31, 2011
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Pass	$ 336,437	72.3%	$ 267,491	61.8%
Special mention	68,854	14.7	113,673	26.2
Substandard	60,356	13.0	51,914	12.0
Total Accruing TDRs	$ 465,647	100.0%	$ 433,078	100.0%

Consumer real estate TDRs classified as “Pass” are loans that are current and have demonstrated at least six months of non-delinquent payment performance.  Loans classified as “Special Mention” are accruing TDRs that are current, but have not yet made six payments following modification.  Loans classified as “Substandard” are all accruing TDRs that are 30 or more days past due.

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

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six months. At June 30, 2012, over 49% of total commercial TDRs were accruing and TCF was able to recognize all of the contractual interest due on accruing commercial TDRs during the first six months of 2012. Only 7 of the 77 accruing commercial TDRs that were modified during the 15 months preceding June 30, 2012, totaling $12 million, defaulted during the three months ended June 30, 2012.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes. The first note is established at a size and with market terms, that provide reasonable assurance of payment and performance. The second note is generally not reasonably assured of repayment and is typically charged-off. The second note is still outstanding with the borrower, and should the borrower’s financial position improve, may become recoverable. At June 30, 2012, five loans with a contractual balance of $13.6 million and a remaining book balance of $9.8 million had been restructured under this workout alternative.

For additional information regarding TCF’s loan modifications refer to Note 7 of the Notes to Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

The following table summarizes the balance of accruing modified commercial and leasing and equipment finance loans as of June 30, 2012 and December 31, 2011.

	At June 30, 2012
	Commercial		Leasing and Equipment Finance
(Dollars in thousands)	Loan Balance	60+ Days Delinquent as a % of Balance	Loan Balance	60+ Days Delinquent as a % of Balance
TDRs	$103,056	- %	$714	- %
Other loan modifications	4,627	-	2,061	8.64
Total accruing loan modifications	$107,683	-	$2,775	6.41

	At December 31, 2011
	Commercial		Leasing and Equipment Finance
(Dollars in thousands)	Loan Balance	60+ Days Delinquent as a % of Balance	Loan Balance	60+ Days Delinquent as a % of Balance
TDRs	$98,448	- %	$776	- %
Other loan modifications	13,318	-	4,829	2.40
Total accruing loan modifications	$111,766	-	$5,605	2.07

Non-accrual Loans and Leases

Non-accrual loans and leases increased $26.1 million, or 8.8%, from December 31, 2011, primarily due to increases in non-accrual commercial real estate loans and one large lease.  Consumer real estate loans are charged-off to their estimated realizable values less estimated selling costs upon entering non-accrual status. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases and inventory finance loans when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate.

Non-accrual loans and leases are summarized in the following table.

	At	At
	June 30,	December 31,
(In thousands)	2012	2011
Consumer real estate:
First mortgage lien	$122,406	$129,114
Junior lien	18,272	20,257
Total consumer real estate	140,678	149,371
Commercial real estate	135,675	104,744
Commercial business	14,540	22,775
Total commercial	150,215	127,519
Leasing and equipment finance	29,429	20,583
Inventory finance	1,900	823
Other	2,204	15
Total non-accrual loans and leases	$324,426	$298,311

At June 30, 2012 and December 31, 2011, non-accrual loans and leases included $161.2 million and $130.9 million, respectively, of loans that were modified and categorized as TDRs.  The increase in non-accrual TDRs at June 30, 2012, compared with December 31, 2011, was primarily due to a $22.5 million increase in commercial non-accrual TDRs.

Changes in the amount of non-accrual loans and leases for the three and six months ended June 30, 2012 are summarized in the following table.

	At or For the Three Months Ended June 30, 2012
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Other	Total
Balance, beginning of period	$149,304	$135,677	$20,015	$1,109	$2,838	$308,943
Additions	56,200	35,138	16,850	3,551	-	111,739
Charge-offs	(17,188)	(8,639)	(2,158)	(218)	(25)	(28,228)
Transfers to other assets	(24,766)	(7,431)	(1,320)	(594)	(362)	(34,473)
Return to accrual status	(20,464)	-	(905)	(831)	-	(22,200)
Payments received	(2,416)	(5,247)	(3,052)	(1,299)	(247)	(12,261)
Other, net	8	717	(1)	182	-	906
Balance, end of period	$140,678	$150,215	$29,429	$1,900	$2,204	$324,426

	At or For the Six Months Ended June 30, 2012
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Other	Total
Balance, beginning of period	$149,371	$127,519	$20,583	$823	$15	$298,311
Additions	117,877	53,041	21,505	4,982	4	197,409
Charge-offs	(33,102)	(10,101)	(3,406)	(219)	(1,083)	(47,911)
Transfers to other assets	(47,588)	(9,074)	(2,299)	(753)	(362)	(60,076)
Return to accrual status	(40,988)	(26)	(1,005)	(1,424)	-	(43,443)
Payments received	(4,794)	(8,753)	(5,948)	(1,690)	(278)	(21,463)
Other, net	(98)	(2,391)	(1)	181	3,908	1,599
Balance, end of period	$140,678	$150,215	$29,429	$1,900	$2,204	$324,426

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

TCF considers the allowance for loan and lease losses of $274.2 million appropriate to cover probable losses incurred in the loan and lease portfolios as of June 30, 2012. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, and TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of TCF’s allowance for loan and lease losses disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In conjunction with Note 7 of the Notes to Consolidated Financial Statements included in Part I, Item 1. Financial Statements, the following table includes detailed information regarding TCF’s allowance for loan and lease losses.

	At June 30, 2012			At December 31, 2011
		Total Loans	Allowance as		Total Loans	Allowance as
(Dollars in thousands)	Allowance	and Leases	a % of Balance	Allowance	and Leases	a % of Balance
Consumer real estate:
First mortgage lien	$ 119,177	$ 4,610,837	2.58%	$ 115,740	$ 4,742,423	2.44%
Junior lien	68,910	2,200,947	3.13	67,695	2,152,868	3.14
Consumer real estate	188,087	6,811,784	2.76	183,435	6,895,291	2.66
Commercial	50,699	3,523,070	1.44	46,954	3,449,492	1.36
Leasing and equipment finance	25,450	3,151,105.81		21,173	3,142,259.67
Inventory finance	7,072	1,457,263.49		2,996	624,700.48
Auto finance	1,951	262,188.74		-	3,628	-
Other	902	29,094	3.10	1,114	34,885	3.19
Total allowance for loan and lease losses	$ 274,161	$ 15,234,504	1.80	$ 255,672	$ 14,150,255	1.81

The increase in the allowance from December 31, 2011, in inventory finance and auto finance was primarily due to increased loan balances and the related reserves.  At June 30, 2012, the allowance as a percent of total loans and leases was 1.8%, compared with 1.81% at December 31, 2011. The decrease in the allowance as a percent of total loans and leases was primarily due to loan growth in the high credit quality inventory finance portfolio.  The increase in allowance for the consumer real estate portfolio was primarily due to increases in the provision for credit losses as a result of increased reserves for TDRs.  The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts and collateral values as loans migrate to classified commercial loans or to non-accrual.  Charge-offs are taken against such specific reserves.  The increase in the allowance for commercial loans from December 31, 2011 was primarily due to increased provision expense in the commercial real estate portfolio.

The following tables set forth additional information regarding net charge-offs:

	Three Months Ended
	June 30, 2012		June 30, 2011
	Net	Loss	Net	Loss
(Dollars in thousands)	Charge-offs	Rate (1)	Charge-offs	Rate (1)
Consumer real estate:
First mortgage liens	$18,369	1.58%	$21,593	1.78%
Junior liens	16,487	3.07	15,078	2.75
Total consumer real estate	34,856	2.05	36,671	2.09
Commercial real estate	8,492	1.05	2,090.25
Commercial business	(37)	(.06)	594.78
Total commercial	8,455.97		2,684.30
Leasing and equipment finance	1,173.15		3,478.45
Inventory finance	225.06		328.13
Auto Finance	81.14		-	-
Other	69	N.M .	684	N.M.
Total	$44,859	1.18%	$43,845	1.19%

	Six Months Ended
	June 30, 2012		June 30, 2011
	Net	Loss	Net	Loss
(Dollars in thousands)	Charge-offs	Rate (1)	Charge-offs	Rate (1)
Consumer real estate:
First mortgage liens	$37,895	1.62%	$43,543	1.80%
Junior liens	32,650	3.05	28,431	2.56
Total consumer real estate	70,545	2.07	71,974	2.04
Commercial real estate	9,464.59		16,571	1.00
Commercial business	515.41		3,891	2.53
Total commercial	9,979.57		20,462	1.13
Leasing and equipment finance	1,324.08		6,267.41
Inventory finance	868.13		536.12
Auto Finance	83.11		-	-
Other	994	N.M .	418	N.M.
Total	$83,793	1.12%	$99,657	1.35%

(1) Represents the ratio of net charge-offs to average loans and leases, annualized.

N.M. Not Meaningful.

For the six months ended June 30, 2012, commercial net charge-offs decreased $10.5 million, compared with the same 2011 period. The decrease in net charge-offs was primarily due to a reduction in net charge-offs on office buildings and apartments.  Leasing and equipment finance net charge-offs for the six months ended June 30, 2012 decreased $4.9 million, compared with the same 2011 period, primarily due to decreases in the small ticket and middle market segments, as customer performance continued to improve in these areas.

Other Real Estate Owned and Repossessed and Returned Assets

Other real estate owned and repossessed and returned equipment are summarized in the following table.

	At	At
	June 30,	December 31,
(In thousands)	2012	2011
Other real estate owned: (1)
Residential real estate	$83,176	$87,792
Commercial real estate	42,700	47,106
Total other real estate owned	125,876	134,898
Repossessed and returned assets	5,280	4,758
Total other real estate owned and repossessed and returned equipment	$131,156	$139,656

(1) Includes properties owned and foreclosed properties subject to redemption.

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. At June 30, 2012, TCF owned 426 consumer real estate properties that were not subject to redemption, a decrease of 39 from December 31, 2011, as a result of the sale of 564 properties exceeding 525 property additions. The average length of time to sell consumer real estate properties during the second quarter of 2012 was 6.1 months from the date they were no longer subject to customer redemption.

The changes in the amount of other real estate owned for the three and six months ended June 30, 2012 are summarized in the following tables.

	At or For the Three Months Ended June 30, 2012
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$84,996	$42,232	$127,228
Transferred in, net of charge-offs	26,308	7,431	33,739
Sales	(25,340)	(4,108)	(29,448)
Write-downs	(2,880)	(3,357)	(6,237)
Other, net	92	502	594
Balance, end of period	$83,176	$42,700	$125,876

	At or For the Six Months Ended June 30, 2012
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$87,792	$47,106	$134,898
Transferred in, net of charge-offs	51,473	7,890	59,363
Sales	(51,332)	(6,717)	(58,049)
Write-downs	(5,434)	(6,070)	(11,504)
Other, net	677	491	1,168
Balance, end of period	$83,176	$42,700	$125,876

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Deposits totaled $13.7 billion at June 30, 2012, an increase of $1.5 billion, or 12.3%, from December 31, 2011. On June 1, 2012, TCF Bank assumed approximately $778 million of deposits from Prudential Bank & Trust, FSB (“PB&T”). The deposits consist primarily of IRA accounts with certificates of deposit or checking accounts and IRA related brokerage sweep accounts gathered by PB&T through their relationship with Prudential Retirement. The average interest cost of deposits in both the second quarter and first six months of 2012 was .31%, down 7 basis points and 9 basis points, respectively, from the same periods in 2011 and up 1 basis point from the first quarter of 2012. Decreases in the average interest cost of deposits from the second quarter and first six months of 2011 were primarily due to pricing strategies on certain deposit products, partially offset by changes in deposit mix. TCF’s weighted-average interest rate on deposits, including non-interest bearing deposits, was .35% at June 30, 2012 and .29% December 31, 2011.

Borrowings and Liquidity

During June 2012, TCF Bank issued $110 million of subordinated notes at a price to investors of 99.086% of par, which will be due on June 8, 2022. The subordinated notes bear interest at a fixed rate of 6.25% until maturity. The notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations. TCF Bank intends to use the proceeds for general corporate purposes.

In 2008, TCF Capital I, a statutory trust formed under the laws of the state of Delaware and wholly-owned finance subsidiary of TCF issued 10.75% preferred junior subordinated notes (the “Trust Preferred Securities”). During June 2012, TCF announced that it had submitted a redemption notice to the property trustee for full redemption of the $115 million of 10.75% Trust Preferred Securities.  The determination to redeem the Trust Preferred Securities followed a notice of proposed rulemaking, approved for publication in the Federal Register by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on June 7, 2012, which would phase out the Tier 1 capital treatment of the Trust Preferred Securities. TCF has determined that the Federal Reserve’s approval for publication of the notice of proposed rulemaking constituted a “capital treatment event” (as defined in the indenture governing the Trust Preferred Securities), which allows TCF to redeem the Trust Preferred Securities.  The Trust Preferred Securities will be redeemed on July 30, 2012 at the redemption price of $25 per Trust Preferred Security plus accumulated and unpaid distributions to the redemption date. The redemption will be funded with a portion of the net proceeds from TCF’s offering of depositary shares, each representing a 1/1,000th interest in a share of TCF’s Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $.01 per share, which closed on June 25, 2012.

Borrowings totaled $2.1 billion at June 30, 2012, down $2.3 billion from December 31, 2011. The weighted-average rate on borrowings was 2.14% at June 30, 2012, compared with 4.26% at December 31, 2011. Historically, TCF has borrowed primarily from the Federal Home Loan Bank (“FHLB”) of Des Moines, from institutional sources under repurchase agreements and from other sources. At June 30, 2012, TCF had $2.7 billion in unused, secured borrowing capacity at the FHLB of Des Moines.

At June 30, 2012, TCF, through its indirect subsidiary TCF Commercial Finance Canada, Inc., had $30.5 million available under a Canadian-denominated line of credit facility. Advances under this credit facility are fully collateralized by pledged securities, and TCF Commercial Finance Canada, Inc. could draw $9.8 million on the unused credit line without additional collateral being pledged.

At June 30, 2012, interest-bearing deposits held at the Federal Reserve and unencumbered securities were $1.1 billion, an increase of $395 million from the second quarter of 2011 and a decrease of $273 million from December 31, 2011.

See Note 10 of the Notes to Consolidated Financial Statements included in Part 1, Item 1. Financial Statements for additional information regarding TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts. At June 30, 2012, the aggregate contractual obligations (excluding demand deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Total borrowings	$2,083,410	$291,259	$1,293,530	$386,853	$111,768
Time deposits	1,894,711	1,294,958	482,828	41,994	74,931
Annual rental commitments under non-cancelable operating leases	211,624	26,599	54,704	46,502	83,819
Contractual interest payments(1)	166,505	50,873	50,945	26,791	37,896
Campus marketing agreements	45,138	3,995	6,957	6,004	28,182
Construction contracts and land purchase commitments for future branch sites	1,551	1,551	-	-	-
Total	$4,402,939	$1,669,235	$1,888,964	$508,144	$336,596

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	3-5	More Than
Commitments	Total	1 year	years	years	5 years
Commitments to lend:
Consumer real estate and other	$1,188,154	$67,628	$92,307	$92,781	$935,438
Commercial	312,014	161,755	98,575	13,345	38,339
Leasing and equipment finance	207,775	207,775	-	-	-
Total commitments to lend	1,707,943	437,158	190,882	106,126	973,777
Standby letters of credit and guarantees on industrial revenue bonds	26,977	17,388	9,354	235	-
Total	$1,734,920	$454,546	$200,236	$106,361	$973,777

(1) Includes accrued interest and future contractual interest obligations on borrowings and deposits.

Unrecognized tax benefits, projected benefit obligations and demand deposits with indeterminate maturities have been excluded from the contractual obligations presented above.

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

Equity

Total equity at June 30, 2012 was $1.8 billion, or 9.83% of total assets, compared with $1.9 billion, or 9.9% of total assets, at December 31, 2011. On June 25, 2012, TCF completed the public offering of depositary shares, each representing a 1/1,000th interest in a share of the Series A Preferred Stock.  In connection with the offering, TCF issued 6,900,000 depositary shares, including 900,000 depositary shares issued pursuant to the full exercise of the underwriters’ over-allotment option, at a public offering price of $25 per depositary share.  Dividends will be payable on the Preferred Stock when, as and if declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2012, at a per annum rate of 7.5%. Net proceeds of the offering to TCF, after deducting underwriting discounts and commissions and estimated offering expenses of $5.8 million, were $166.7 million.

Dividends to common stockholders on a per share basis totaled 5 cents for each of the quarters ended June 30, 2012 and June 30, 2011. TCF’s dividend payout ratio was 25.3% for the quarter ended June 30, 2012. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At June 30, 2012, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors.

Tangible realized common equity at June 30, 2012 was $1.3 billion, or 7.5% of total tangible assets, compared with $1.6 billion, or 8.4% of total tangible assets, at December 31, 2011.  Tangible realized common equity is a non-GAAP measure and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. Management reviews tangible realized common equity to tangible assets as an ongoing measure and has included this information because of current interest by investors, rating agencies and banking regulators. The methodology for calculating tangible realized common equity may vary between companies.

The following table is a reconciliation of the non-GAAP measure of tangible realized common equity to tangible assets to the GAAP measure of total equity to total assets.

	At June 30,	At December 31,
(Dollars in thousands)	2012	2011
Computation of total equity to total assets:
Total equity	$1,755,908	$1,878,627
Total assets	17,870,597	18,979,388
Total equity to total assets	9.83%	9.90%

Computation of tangible realized common equity to tangible assets:
Total equity	$1,755,908	$1,878,627
Less: Non-controlling interest in subsidiaries	14,937	10,494
Total TCF Financial Corporation stockholders’ equity	1,740,971	1,868,133
Less:
Preferred Stock	166,721	-
Goodwill	225,640	225,640
Other intangibles	9,516	7,134
Accumulated other comprehensive income	15,703	56,826
Tangible realized common equity	$1,323,391	$1,578,533

Total assets	$17,870,597	$18,979,388
Less:
Goodwill	225,640	225,640
Other intangibles	9,516	7,134
Tangible assets	$17,635,441	$18,746,614

Tangible realized common equity to tangible assets	7.50%	8.42%

Total Tier 1 capital at June 30, 2012 was $1.5 billion, or 10.53% of risk-weighted assets, compared with $1.7 billion, or 12.67% of risk-weighted assets at December 31, 2011. Tier 1 common capital at June 30, 2012 was $1.3 billion, or  9.26% of risk-weighted assets, compared with $1.6 billion, or 11.74% of risk-weighted assets at December 31, 2011.

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

The following table is a reconciliation of the non-GAAP measure of total Tier 1 common risk-based capital ratio to the GAAP measure of total Tier 1 risk-based capital ratio.

	At	At
	June 30,	December 31,
(In thousands)	2012	2011
Tier 1 risk-based capital ratio:
Total Tier 1 capital	$1,508,176	$1,706,926
Total risk-weighted assets	14,319,406	13,475,330
Total Tier 1 risk-based capital ratio	10.53%	12.67%

Tier 1 common risk-based capital ratio:
Total Tier 1 capital	$1,508,176	$1,706,926
Less:
Preferred stock	166,721	-
Qualifying non-controlling interest in subsidiaries	14,937	10,494
Qualifying trust preferred securities	-	115,000
Total Tier 1 common capital	$1,326,518	$1,581,432
Total Tier 1 common risk-based capital ratio	9.26%	11.74%

RECENT ACCOUNTING DEVELOPMENTS

On December 23, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (Topic 220), which defers the requirement to present the reclassification amounts from other comprehensive income to net income as a separate component on the income statement.  The remaining requirements of ASU No. 2011-05 were adopted in TCF’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), which requires companies that have financial and derivative instruments subject to a master netting agreement to disclose the gross amount of the financial assets and liabilities, the amounts that are offset on the balance sheet, the net amounts presented, and the amounts subject to a master netting arrangement that are not offset.  The adoption of ASU will be required for TCF’s Quarterly Report on Form 10-Q for the first quarter of 2013, with retrospective application and is not expected to have a material impact on TCF.

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

Federal Reserve Notice of Proposed Rulemaking

The Board of Governors of the Federal Reserve System on June 7, 2012 approved for publication in the federal register three related notices of proposed rulemaking (the “Notices”) relating to the implementation of revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as the Basel III international capital standards. Among other things, if adopted as proposed, the Notices establish a new capital standard consisting of common equity tier 1 capital; increase the capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer (failure to meet these standards would result in limitations on capital distributions as well as executive bonuses); and add more conservative standards for including securities in regulatory capital, which would phase-out trust preferred securities as a component of tier 1 capital commencing January 1, 2013. In addition, the Notice contemplated the deduction of more assets from regulatory capital and revisions to the methodologies for determining risk weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. The Notices provide for various phase-in periods over the next several years. TCF will be subject to many provisions in the Notices, but until final rules are issued TCF cannot predict the actual effect.

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

Earnings/Capital Risks and Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including the phase out of trust preferred securities in tier 1 capital called for by the Dodd-Frank Act, or additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital (including those resulting from U.S. implementation of Basel III requirements); adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; uncertainties relating to customer opt-in preferences with respect to overdraft fees on point of sale and ATM transactions or the success of TCF’s reintroduction of the Free Checking product which may have an adverse impact on TCF’s fee revenue; uncertainties relating to future retail deposit account changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

Competitive Conditions; Supermarket Branching Risk; Growth Risks.  Reduced demand for financial services and loan and lease products; adverse developments affecting TCF’s supermarket banking relationships or any of the supermarket chains in which TCF maintains supermarket branches including the announcement on July 11, 2012 by SUPERVALU that it is exploring strategic alternatives; customers completing financial transactions without using a bank; the effect of any negative publicity; slower than anticipated growth in existing or acquired businesses; inability to successfully execute on TCF’s growth strategy through acquisitions or cross-selling opportunities; failure to expand or diversify TCF’s balance sheet through programs or new opportunities; failure to successfully attract and retain new customers; product additions and addition of distribution channels (or entry into new markets) for existing products.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-2 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At June 30, 2012, net interest income is estimated to increase by 2.1%, compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit repricings and events outside management’s control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are inherently uncertain and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.

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

TCF’s one-year interest rate gap was a positive $856.2 million, or 4.8% of total assets, at June 30, 2012, compared with a positive $2.1 billion, or 10.9% of total assets, at December 31, 2011. The change in the gap from year-end is primarily due to the balance sheet repositioning and having more short-term and variable-rate borrowings, along with a smaller mortgage-backed securities portfolio.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 50 basis point decrease in current mortgage loan interest rates would increase prepayments on the $5.1 billion of fixed rate consumer real estate loans and fixed-rate mortgage-backed securities at June 30, 2012, by approximately $124 million, or 22.8%, in the first year. An increase in prepayment would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.  Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would decrease prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at June 30, 2012, by approximately $134 million, or 24.7%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates.  Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Managing Director of Corporate Development (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

The company implemented new software supporting the documentation of its external financial reporting and transferred reporting capabilities of certain management reporting systems during the quarter.  The impacted systems include new operational controls and procedures and were tested as part of the development and conversion process.

The company implemented an outsourced deposit activity system during the quarter to support the deposits assumed in the Prudential Bank & Trust, FSB transaction.  The new system includes new operational and accounting controls and procedures that were tested and reconciled as part of the implementation process.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At	At	At	At	At

(Dollars in thousands,	June 30,	March 31,	December 31,	September 30,	June 30,

except per-share data)	2012	2012	2011	2011	2011
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$15,234,504	$15,207,936	$14,150,255	$14,339,715	$14,631,945
Securities available for sale	757,233	728,894	2,324,038	2,600,806	2,463,367
Goodwill	225,640	225,640	225,640	152,599	152,599
Total assets	17,870,597	17,833,457	18,979,388	19,092,027	18,834,416
Deposits	13,704,306	12,759,040	12,202,004	12,320,502	11,939,476
Short-term borrowings	7,487	1,157,189	6,416	7,204	9,514
Long-term borrowings	2,075,923	1,962,053	4,381,664	4,397,750	4,415,362
Total equity	1,755,908	1,549,325	1,878,627	1,872,044	1,769,619

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,

	2012	2012	2011	2011	2011

SELECTED OPERATIONS DATA:
Net interest income	$198,224	$180,173	$173,434	$176,064	$176,150
Provision for credit losses	54,106	48,542	59,249	52,315	44,005
Net interest income after provision for credit losses	144,118	131,631	114,185	123,749	132,145
Non-interest income:
Fees and other revenue	99,767	88,734	92,448	116,108	114,369
Gain (loss) on securities, net	13,116	76,611	5,842	1,648	(227)
Total non-interest income	112,883	165,345	98,290	117,756	114,142
Non-interest expense	202,989	748,708	187,533	188,848	195,091
Income (loss) before income tax expense	54,012	(451,732)	24,942	52,657	51,196
Income tax expense (benefit)	20,542	(170,244)	7,424	19,159	19,086
Income (loss) after income tax expense (benefit)	33,470	(281,488)	17,518	33,498	32,110
Income attributable to non-controlling interest	1,939	1,406	1,075	1,243	1,686
Net income (loss) available to common stockholders	31,531	(282,894)	16,443	32,255	30,424
Per common share:
Basic earnings	$0.20	$(1.78)	$0.10	$0.20	$0.19
Diluted earnings	$0.20	$(1.78)	$0.10	$0.20	$0.19
Dividends declared	$0.05	$0.05	$0.05	$0.05	$0.05

FINANCIAL RATIOS:
Return on average assets (1)	.76%	(5.96)%	.37%	.71%	.68%
Return on average common equity (1)	8.13	(63.38)	3.55	7.12	7.00
Net interest margin (1)	4.86	4.14	3.92	3.96	4.02
Net charge-offs as a percentage of average loans and leases (1)	1.18	1.06	1.63	1.48	1.19
Average total equity to average assets	8.96	9.52	9.81	9.58	9.32

(1) Annualized

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, TCF is a party to legal proceedings arising out of its lending, leasing and deposit operations. TCF is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. TCF may also be subject to enforcement action by federal regulators, including the Securities and Exchange Commission, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and the Consumer Financial Protection Bureau. From time to time, borrowers and other customers, or employees or former employees, have also brought actions against TCF, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and TCF is subject to such actions brought against it from time to time. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of TCF. TCF is also subject to regulatory examinations and TCF’s regulatory authorities may impose sanctions on TCF for a failure to maintain regulatory compliance. TCF is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act of 1970 (“BSA”) compliance. The OCC has issued a written notice to TCF related to TCF’s past BSA deficiencies. After the OCC’s review of TCF’s response, the OCC may impose a penalty related to these findings.  TCF is currently not able to estimate a reasonable range of losses relating to that possibility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended June 30, 2012.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
April 1 to April 30,
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	36,293	$12.02	N.A.	N.A.

May 1 to May 31,
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	2,104	$11.60	N.A.	N.A.

June 1 to June 30,
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A.
Total
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	38,397	$11.99	N.A.	N.A.

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

N.A.            Not Applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 67 of this report.

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

/s/ Michael S. Jones
Michael S. Jones, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David M. Stautz
David M. Stautz, Senior Vice President, Controller and Managing Director of Corporate Development (Principal Accounting Officer)

Dated: July 26, 2012

TCF FINANCIAL CORPORATION

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description
3(a)#	Amended and Restated Certificate of Incorporation of TCF Financial Corporation

4(k)	Specimen Common Stock Certificate of TCF Financial Corporation [incorporated by reference to Exhibit 4.3 to TCF Financial Corporation’s Registration Statement on Form S-3ASR filed on May 29, 2012]

4(l)	Form of Certificate for Series A Non-Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed June 22, 2012]

4(m)

Deposit Agreement dated June 25, 2012 by and among TCF Financial Corporation, Computershare Trust Company, N.A. and Computershare Inc. and the holders from time to time of the Depositary Receipts described therein [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed June 25, 2012]

4(n)	Form of Depositary Receipt (included as part of Exhibit 4(m)) [incorporated by reference to Exhibit 4.1 to TCF Financial Corporation’s Current Report on Form 8-K filed June 25, 2012]

10(b)-22	TCF Financial Incentive Stock Program, as amended and restated April 25, 2012 [incorporated by reference to TCF Financial Corporation’s Current Report on Form 8-K filed April 30, 2012]

10(j)#	Directors Stock Grant Program, as amended and restated on April 25, 2012

10(j)-1#	Form of Director’s Restricted Stock Agreement dated January 24, 2012

10(j)-2#	Form of Deferred Director’s Restricted Stock Agreement dated January 24, 2012

31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Form of Consent Order, dated July 20, 2010, issued by the Comptroller of the Currency in the matter of TCF National Bank [incorporated by reference to Exhibit 99.1 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010]

99.2

Form of Stipulation and Consent to the Issuance of a Consent Order dated July 20, 2010, issued by the Comptroller of the Currency in the matter of TCF National Bank [incorporated by reference to Exhibit 99.2 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010]

101#

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

#  Filed herewith