Form 10-Q
period 2012-09-30
TCF FINANCIAL CORP
filed 2012-10-30
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2012

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

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 26, 2012
Common Stock, $.01 par value	163,335,368 shares

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	At	At
	September 30,	December 31,
(Dollars in thousands, except per-share data)	2012	2011
	(Unaudited)
Assets

Cash and due from banks	$922,127	$1,389,704
Investments	126,487	157,780
Securities available for sale	559,671	2,324,038
Loans and leases held for sale	3,691	14,321
Loans and leases:
Consumer real estate	6,648,036	6,895,291
Commercial	3,511,234	3,449,492
Leasing and equipment finance	3,157,977	3,142,259
Inventory finance	1,466,269	624,700
Auto finance	407,091	3,628
Other	27,610	34,885
Total loans and leases	15,218,217	14,150,255
Allowance for loan and lease losses	(264,841)	(255,672)
Net loans and leases	14,953,376	13,894,583
Premises and equipment, net	442,356	436,281
Goodwill	225,640	225,640
Other assets	645,045	537,041
Total assets	$17,878,393	$18,979,388

Liabilities and Equity

Deposits:
Checking	$4,707,179	$4,629,749
Savings	6,127,889	5,855,263
Money market	812,442	651,377
Certificates of deposit	2,073,909	1,065,615
Total deposits	13,721,419	12,202,004
Short-term borrowings	115,529	6,416
Long-term borrowings	1,936,988	4,381,664
Total borrowings	2,052,517	4,388,080
Accrued expenses and other liabilities	339,788	510,677
Total liabilities	16,113,724	17,100,761
Equity:
Preferred stock, par value $.01 per share, 30,000,000 shares authorized; and 6,900 shares issued	166,721	-
Common stock, par value $.01 per share, 280,000,000 shares authorized; 163,281,955 and 160,366,380 shares issued, respectively	1,633	1,604
Additional paid-in capital	746,543	715,247
Retained earnings, subject to certain restrictions	861,895	1,127,823
Accumulated other comprehensive income	18,067	56,826
Treasury stock at cost, 42,566 shares, and other	(43,395)	(33,367)
Total TCF Financial Corporation stockholders’ equity	1,751,464	1,868,133
Non-controlling interest in subsidiaries	13,205	10,494
Total equity	1,764,669	1,878,627
Total liabilities and equity	$17,878,393	$18,979,388

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per-share data)	2012	2011	2012	2011
Interest income:
Loans and leases	$210,140	$210,885	$624,890	$639,381
Securities available for sale	5,607	22,561	30,535	62,629
Investments and other	4,105	1,997	10,171	5,634
Total interest income	219,852	235,443	665,596	707,644
Interest expense:
Deposits	10,757	11,883	30,015	35,317
Borrowings	8,536	47,496	56,625	146,073
Total interest expense	19,293	59,379	86,640	181,390
Net interest income	200,559	176,064	578,956	526,254
Provision for credit losses	96,275	52,315	198,923	141,594
Net interest income after provision for credit losses	104,284	123,749	380,033	384,660
Non-interest income:
Fees and service charges	43,745	58,452	133,691	168,361
Card revenue	12,927	27,701	39,664	82,504
ATM revenue	6,122	7,523	18,597	21,319
Subtotal	62,794	93,676	191,952	272,184
Leasing and equipment finance	20,498	21,646	66,572	70,675
Gains on sales of auto loans	7,486	-	15,232	-
Gain on sales of consumer loans	4,559	-	4,559	-
Other	3,688	786	9,211	1,864
Fees and other revenue	99,025	116,108	287,526	344,723
Gains on securities, net	13,033	1,648	102,760	1,421
Total non-interest income	112,058	117,756	390,286	346,144
Non-interest expense:
Compensation and employee benefits	98,409	87,758	292,163	266,197
Occupancy and equipment	33,006	31,129	97,983	94,071
FDIC insurance	6,899	7,363	21,754	22,100
Advertising and marketing	4,248	1,145	12,269	7,784
Deposit account premiums	485	7,045	8,146	16,409
Operating lease depreciation	6,325	7,409	19,473	23,196
Other	36,173	34,708	110,425	106,341
Subtotal	185,545	176,557	562,213	536,098
Loss on termination of debt	-	-	550,735	-
Foreclosed real estate and repossessed assets, net	10,670	12,430	33,776	37,915
Other credit costs, net	593	(139)	1,781	2,905
Total non-interest expense	196,808	188,848	1,148,505	576,918
Income (loss) before income tax expense	19,534	52,657	(378,186)	153,886
Income tax expense (benefit)	6,304	19,159	(143,398)	57,017
Income (loss) after income tax expense	13,230	33,498	(234,788)	96,869
Income attributable to non-controlling interest	1,536	1,243	4,881	3,918
Preferred stock dividends	2,372	-	2,372	-
Net income (loss) available to common stockholders	9,322	32,255	(242,041)	92,951
Other comprehensive income (loss):
Reclassification adjustment for securities gains included in net income	(12,912)	(1,915)	(89,879)	(1,915)
Unrealized holding gains arising during the period on securities available for sale	16,283	116,958	28,383	126,972
Foreign currency hedge	(630)	1,319	(766)	719
Foreign currency translation adjustment	640	(1,410)	701	(876)
Recognized postretirement prior service cost and transition obligation	(7)	1	(21)	3
Income tax (expense) benefit	(1,010)	(42,643)	22,823	(46,101)
Total other comprehensive income (loss)	2,364	72,310	(38,759)	78,802
Comprehensive income (loss) attributable to common stockholders	$11,686	$104,565	$(280,800)	$171,753
Net income (loss) per common share:
Basic	$.06	$.20	$(1.52)	$.61
Diluted	.06	.20	(1.52)	.60
Dividends declared per common share	$.05	$.05	$.15	$.15

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

	TCF Financial Corporation
						Accumulated
	Number of			Additional		Other	Treasury		Non-
	Common	Preferred	Common	Paid-in	Retained	Comprehensive	Stock		controlling	Total
(Dollars in thousands)	Shares Issued	Stock	Stock	Capital	Earnings	Income (Loss)	and Other	Total	Interests	Equity
Balance, December 31, 2010	142,965,012	$-	$1,430	$459,884	$1,049,156	$(15,692)	$(23,115)	$1,471,663	$8,500	$1,480,163
Comprehensive income:
Income after income tax expense	-	-	-	-	92,951	-	-	92,951	3,918	96,869
Other comprehensive income	-	-	-	-	-	78,802	-	78,802	-	78,802
Comprehensive income	-	-	-	-	92,951	78,802	-	171,753	3,918	175,671
Public offering of common stock	15,081,968	-	151	219,515	-	-	-	219,666	-	219,666
Net investment by non-controlling interest	-	-	-	-	-	-	-	-	(145)	(145)
Dividends on common stock	-	-	-	-	(22,863)	-	-	(22,863)	-	(22,863)
Grants of restricted stock	-	-	-	(146)	-	-	146	-	-	-
Issuance of common shares	1,213,000	-	12	(12)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	1,044,128	-	10	14,282	-	-	-	14,292	-	14,292
Cancellation of shares of restricted stock	(93,536)	-	(1)	(397)	31	-	-	(367)	-	(367)
Cancellation of common shares for tax withholding	(203,155)	-	(2)	(3,052)	-	-	-	(3,054)	-	(3,054)
Amortization of stock compensation	-	-	-	8,304	-	-	-	8,304	-	8,304
Stock compensation tax benefits	-	-	-	377	-	-	-	377	-	377
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	9,846	-	-	(9,846)	-	-	-
Balance, September 30, 2011	160,007,417	$-	$1,600	$708,601	$1,119,275	$63,110	$(32,815)	$1,859,771	$12,273	$1,872,044

Balance, December 31, 2011	160,366,380	$-	$1,604	$715,247	$1,127,823	$56,826	$(33,367)	$1,868,133	$10,494	$1,878,627
Comprehensive (loss) income:
(Loss) income after income tax benefit	-	-	-	-	(239,669)	-	-	(239,669)	4,881	(234,788)
Other comprehensive loss	-	-	-	-	-	(38,759)	-	(38,759)	-	(38,759)
Comprehensive (loss) income	-	-	-	-	(239,669)	(38,759)	-	(278,428)	4,881	(273,547)
Investment by non-controlling interest	-	-	-	-	-	-	-	-	(2,170)	(2,170)
Dividends on preferred stock	-	-	-	-	(2,372)	-	-	(2,372)	-	(2,372)
Dividends on common stock	-	-	-	-	(23,896)	-	-	(23,896)	-	(23,896)
Issuance of preferred stock	-	166,721	-	-	-	-	-	166,721	-	166,721
Grants of restricted stock	1,784,525	-	18	(18)	-	-	-	-	-	-
Common shares purchased by TCF employee benefit plans	1,367,748	-	13	15,076	-	-	-	15,089	-	15,089
Cancellation of shares of restricted stock	(61,912)	-	-	(201)	9	-	-	(192)	-	(192)
Cancellation of common shares for tax withholding	(174,786)	-	(2)	(1,888)	-	-	-	(1,890)	-	(1,890)
Amortization of stock compensation	-	-	-	8,871	-	-	-	8,871	-	8,871
Stock option expirations	-	-	-	(161)	-	-	-	(161)	-	(161)
Stock compensation tax expense	-	-	-	(411)	-	-	-	(411)	-	(411)
Change in shares held in trust for deferred compensation plans, at cost	-	-	-	10,028	-	-	(10,028)	-	-	-
Balance, September 30, 2012	163,281,955	$166,721	$1,633	$746,543	$861,895	$18,067	$(43,395)	$1,751,464	$13,205	$1,764,669

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	2012	2011
Cash flows from operating activities:
Net (loss) income available to common stockholders	$(242,041)	$92,951
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	198,923	141,594
Depreciation and amortization	78,964	55,232
Proceeds from sales of loans and leases held for sale	114,061	-
Originations of auto loans held for sale, net of repayments	(116,695)	-
Net (decrease) increase in other assets and accrued expenses and other liabilities	(83,981)	94,585
Gains on sales of assets, net	(126,980)	(3,761)
Loss on termination of debt	550,735	-
Net income attributable to non-controlling interest	4,881	3,918
Other, net	17,800	14,554
Total adjustments	637,708	306,122
Net cash provided by operating activities	395,667	399,073
Cash flows from investing activities:
Loan originations and purchases, net of principal collected on loans and leases	(1,800,169)	564,355
Purchases of equipment for lease financing	(16,293)	(615,919)
Purchase of leasing and equipment finance portfolios	-	(9,735)
Purchase of inventory finance portfolios	(37,526)	(5,905)
Proceeds from sales of loans	475,230	150,319
Proceeds from sales of securities available for sale	1,901,460	49,593
Proceeds from sales of other securities	13,116	-
Purchases of securities available for sale	(455,336)	(1,039,058)
Proceeds from maturities of and principal collected on securities available for sale	168,540	446,745
Purchases of Federal Home Loan Bank stock	(146,405)	(5,551)
Redemption of Federal Home Loan Bank stock	181,562	23,363
Proceeds from sales of real estate owned	86,528	81,893
Purchases of premises and equipment	(34,505)	(22,155)
Other, net	24,156	25,729
Net cash provided by (used in) investing activities	360,358	(356,326)
Cash flows from financing activities:
Net increase in deposits	1,504,419	735,387
Net decrease in short-term borrowings	(887)	(119,586)
Proceeds from long-term borrowings	1,278,233	1,513
Payments on long-term borrowings	(4,153,045)	(376,184)
Net proceeds from public offering of preferred stock	166,721	-
Net proceeds from public offering of common stock	-	219,666
Redemption of trust preferred securities	(115,010)	-
Proceeds from issuance of subordinated debt	109,888	-
Net investment by non-controlling interest	(2,170)	(145)
Dividends paid on preferred stock	(2,372)	-
Dividends paid on common stock	(23,896)	(22,863)
Stock compensation tax expense	(411)	-
Common shares sold to TCF employee benefit plans	14,928	14,292
Other, net	-	7,008
Net cash (used in) provided by financing activities	(1,223,602)	459,088

Cash and due from banks at beginning of period	1,389,704	663,901
Cash and due from banks at end of period	$922,127	$1,165,736

Supplemental disclosures of cash flow information:
Cash paid for:
Interest on deposits and borrowings	$91,133	$176,902
Income taxes, net	14,227	(12,547)
Transfer of loans to other assets	$104,649	$132,069

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

(2) Business Combinations

On November 30, 2011, TCF National Bank (“TCF Bank”), a wholly-owned subsidiary of TCF, acquired 100% of the outstanding common shares of Gateway One Lending & Finance, LLC (“Gateway One”), a privately-held lending company that indirectly originates loans on new and used autos to consumers through established dealer relationships. The acquisition of Gateway One further diversifies the Company’s lending business and provides growth opportunities within the U.S. auto lending marketplace. As a result of the acquisition, Gateway One became a wholly-owned subsidiary of TCF Bank and accordingly, TCF’s Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 included net interest income, non-interest income and net income of Gateway One totaling $5.8 million, $9.4 million, and $1.3 million, respectively. TCF’s Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012 included net interest income, non-interest income and net loss of Gateway One totaling $12.1 million, $20.3 million, and $175 thousand, respectively.

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

	Three Months Ended	Nine Months Ended
(In thousands, except per-share data)	September 30, 2011	September 30, 2011
Interest income	$236,917	$712,783
Net interest income	177,414	530,736
Non-interest income	122,243	358,257
Net income available to common stockholders	32,228	94,209
Basic net income per common share	$.20	$.61
Diluted net income per common share	$.20	$.60

The total purchase price was allocated to Gateway One’s net tangible and identifiable intangible assets based on their estimated fair values as of November 30, 2011.

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

At the time of acquisition, all of Gateway One’s loans held for investment totaling $3.9 million, had evidence of deteriorated credit quality. At September 30, 2012, $1.7 million remained. The goodwill of $73 million arising from the acquisition consists largely of expected incremental balance sheet and fee growth and cross selling opportunities. The goodwill was assigned to TCF’s Lending segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Pursuant to the terms of the acquisition agreement, three key members of Gateway One’s management team were required to utilize a portion of the consideration paid to them by TCF to separately purchase TCF common stock in the aggregate amount of $2.6 million. These shares of TCF common stock will be retained by a trustee for three years pursuant to the terms of custodial agreements entered into between the trustee, TCF and each individual. Ownership of these shares will be forfeited to TCF if during the three-year period the individual terminates his employment with TCF without cause, or

TCF terminates their employment for good reason, and has been accounted for separately from the acquisition.  Due to the fact that this portion of the purchase consideration is tied to continuing employment, and at risk, the value of these shares has been recorded within other assets and will be recognized as compensation expense ratably throughout the duration of the three-year period. In addition, TCF provided Gateway One $10 million in interim funding prior to the acquisition to facilitate its closing in a timely manner. This loan was executed at prevailing market pricing and terms.

(3) Cash and Due from Banks

At September 30, 2012 and December 31, 2011, TCF was required by Federal Reserve Board regulations to maintain reserves of $75.2 million and $42.1 million, respectively, in cash on hand or at the Federal Reserve Bank.

TCF maintains cash balances that are restricted as to their use in accordance with certain contractual agreements related to the sale and servicing of auto loans. Cash proceeds from loans serviced for third parties are held in restricted accounts until remitted. TCF also retains restricted cash balances for potential loss recourse on certain sold auto loans. Restricted cash totaling $22 million and $17.5 million was included within cash and due from banks at September 30, 2012 and December 31, 2011, respectively.

(4) Investments

The carrying values of investments consist of the following.

	At	At
	September 30,	December 31,
(In thousands)	2012	2011
Federal Home Loan Bank stock, at cost	$83,929	$119,086
Federal Reserve Bank stock, at cost	36,178	31,711
Other	6,380	6,983
Total investments	$126,487	$157,780

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

During the first nine months of 2012, TCF recorded impairment charges of $356 thousand on other investments, which had a carrying value of $6.4  million at September 30, 2012. TCF did not record any impairment charges during the three months ended September 30, 2012. During the first nine months of 2011, TCF recorded impairment charges of $16 thousand on other investments, which had a carrying value of $7.1 million at September 30, 2011.

(5) Securities Available for Sale

Securities available for sale consist of the following.

	September 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$530,555	$26,868	$-	$557,423	$2,233,307	$89,029	$-	$2,322,336
Other	134	-	-	134	152	-	-	152
Other securities	1,642	472	-	2,114	1,742	-	192	1,550
Total	$532,331	$27,340	$-	$559,671	$2,235,201	$89,029	$192	$2,324,038
Weighted-average yield	3.01%				3.79%

Gains on securities available for sale of $90.2 million were recognized during the first nine months of 2012, resulting from sales of mortgage-backed securities. Impairment charges of $269 thousand and $480 thousand were recognized on other securities during the third quarter and first nine months of 2011, respectively. Impairment charges of $206 thousand were recognized during both the third quarter and first nine months of 2012.

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011. There were no securities available for sale in a gross unrealized loss position at September 30, 2012. Unrealized losses on securities available for sale are due to lower values for equity securities or changes in interest rates and not due to credit quality issues.  TCF has the ability and intent to hold these investments until a recovery of fair value occurs.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At December 31, 2011
Other securities	$1,450	$192	$-	$-	$1,450	$192
Total	$1,450	$192	$-	$-	$1,450	$192

The amortized cost and fair value of securities available for sale at September 30, 2012, by contractual maturity, are shown below. The remaining contractual principal maturities do not consider prepayments.  Remaining expected maturities may differ from contractual maturities because borrowers may have the right to prepay.

	Amortized
(In thousands)	Cost	Fair Value
Due in one year or less	$-	$-
Due in 1-5 years	110	115
Due in 5-10 years	120	120
Due after 10 years	530,459	557,322
No stated maturity	1,642	2,114
Total	$532,331	$559,671

(6) Loans and Leases

The following table sets forth information about loans and leases.

	At	At
	September 30,	December 31,	Percent
(Dollars in thousands)	2012	2011	Change
Consumer real estate:
First mortgage lien	$4,344,701	$4,742,423	(8.4)%
Junior lien	2,303,335	2,152,868	7.0
Total consumer real estate	6,648,036	6,895,291	(3.6)
Commercial:
Commercial real estate:
Permanent	3,106,738	3,039,488	2.2
Construction and development	130,400	159,210	(18.1)
Total commercial real estate	3,237,138	3,198,698	1.2
Commercial business	274,096	250,794	9.3
Total commercial	3,511,234	3,449,492	1.8
Leasing and equipment finance:(1)
Equipment finance loans	1,236,811	1,110,803	11.3
Lease financings:
Direct financing leases	1,921,855	2,039,096	(5.7)
Sales-type leases	24,145	29,219	(17.4)
Lease residuals	124,148	129,100	(3.8)
Unearned income and deferred lease costs	(148,982)	(165,959)	10.2
Total lease financings	1,921,166	2,031,456	(5.4)
Total leasing and equipment finance	3,157,977	3,142,259.5
Inventory finance	1,466,269	624,700	134.7
Auto finance	407,091	3,628	N.M.
Other	27,610	34,885	(20.9)
Total loans and leases	$15,218,217	$14,150,255	7.5%
N.M. Not Meaningful.
(1) Operating leases of $58 million and $69.6 million at September 30, 2012 and December 31, 2011, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

From time to time, TCF sells minimum lease payments to third-party financial institutions at fixed rates.  For those transactions which achieve sale treatment, the related lease cash flow stream is not recognized on TCF’s Consolidated Statements of Financial Condition.  During the three months ended September 30, 2012 and 2011, TCF sold $16.8 million and $36.3 million, respectively, of minimum lease payment receivables, received cash of $18.4 million and $36.4 million, respectively, and recognized a net gain of $1.6 million and $159 thousand, respectively. During the nine months ended September 30, 2012 and 2011, TCF sold $73.5 million and $81.1 million, respectively, of minimum lease payment receivables, received cash of $75.6 million and $87.4 million, respectively, and recognized a net gain of $2.1 million and $6.3 million, respectively. At September 30, 2012 and December 31, 2011, TCF’s lease residuals reported within the table above include $12.8 million and $9.1 million, respectively, related to all historical sales of minimum lease payment receivables.

During the three months ended September 30, 2012, TCF sold $161.1 million of consumer auto loans with servicing retained and received cash of $157.6 million, resulting in gains of $7.5 million.  Related to these sales, TCF retained an interest-only strip of $12.6 million.  During the nine months ended September 30, 2012, TCF sold $377.1 million of consumer auto loans with servicing retained and received cash of $368.9 million, resulting in gains of $15.2 million. Related to these sales, TCF retained an interest-only strip of $27.3 million.  At September 30, 2012, interest-only strips and contractual recourse liabilities totaled $39.3 million and $4.1 million, respectively.  At December 31, 2011, interest-only strips and contractual recourse liabilities totaled $22.4 million and $6 million, respectively.  No servicing assets or liabilities related to consumer auto loans were recorded within TCF’s Consolidated Statements of Financial Condition, as the contractual servicing fees are adequate to compensate TCF for its servicing responsibilities.  Gateway’s managed portfolio, which includes portfolio loans, loans held for sale, and loans sold and services for others, totaled $1 billion and $399.7 million at September 30, 2012 and December 31, 2011, respectively.  Excluding loans in bankruptcy and loans in the process of repossession, .1% of the auto loans serviced for third parties were 60 or more days past due at September 30, 2012.

During the third quarter of 2012, TCF sold $136.7 million of consumer real estate loans without recourse and recognized a $4.6 million gain.

(7) Allowance for Loan and Lease Losses and Credit Quality Information

Allowance for Loan and Lease Losses  The following tables provide information regarding the allowance for loan and lease losses.

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Three Months Ended September 30, 2012
Balance, at beginning of quarter	$188,087	$50,699	$25,450	$7,072	$1,951	$902	$274,161
Charge-offs	(76,131)	(20,813)	(8,368)	(602)	(280)	(2,520)	(108,714)
Recoveries	1,460	266	847	158	-	1,529	4,260
Net charge-offs	(74,671)	(20,547)	(7,521)	(444)	(280)	(991)	(104,454)
Provision for credit losses	66,231	23,604	3,402	313	1,887	838	96,275
Transfers and other	(705)	-	-	62	(499)	1	(1,141)
Balance, at end of quarter	$178,942	$53,756	$21,331	$7,003	$3,059	$750	$264,841

At or For the Three Months Ended September 30, 2011
Balance, at beginning of quarter	$175,716	$50,783	$24,611	$2,941	$-	$1,421	$255,472
Charge-offs	(44,930)	(5,290)	(3,636)	(284)	-	(3,621)	(57,761)
Recoveries	1,093	250	853	22	-	2,141	4,359
Net charge-offs	(43,837)	(5,040)	(2,783)	(262)	-	(1,480)	(53,402)
Provision for credit losses	45,551	3,756	1,472	258	-	1,278	52,315
Transfers and other	-	-	-	(60)	-	-	(60)
Balance, at end of quarter	$177,430	$49,499	$23,300	$2,877	$-	$1,219	$254,325

(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
At or For the Nine Months Ended September 30, 2012
Balance, at beginning of year	$183,435	$46,954	$21,173	$2,996	$-	$1,114	$255,672
Charge-offs	(149,273)	(31,156)	(12,811)	(1,555)	(364)	(8,064)	(203,223)
Recoveries	4,057	630	3,966	243	1	6,079	14,976
Net charge-offs	(145,216)	(30,526)	(8,845)	(1,312)	(363)	(1,985)	(188,247)
Provision for credit losses	141,428	37,328	9,003	5,281	4,262	1,621	198,923
Transfers and other	(705)	-	-	38	(840)	-	(1,507)
Balance, at end of period	$178,942	$53,756	$21,331	$7,003	$3,059	$750	$264,841

At or For the Nine Months Ended September 30, 2011
Balance, at beginning of year	$172,850	$62,478	$26,301	$2,537	$-	$1,653	$265,819
Charge-offs	(118,462)	(26,232)	(12,441)	(855)	-	(9,333)	(167,323)
Recoveries	2,650	730	3,391	57	-	7,435	14,263
Net charge-offs	(115,812)	(25,502)	(9,050)	(798)	-	(1,898)	(153,060)
Provision for credit losses	120,392	12,523	6,049	1,166	-	1,464	141,594
Other	-	-	-	(28)	-	-	(28)
Balance, at end of period	$177,430	$49,499	$23,300	$2,877	$-	$1,219	$254,325

The following tables provide other information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	At September 30, 2012
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$177,967	$40,416	$20,218	$6,935	$3,040	$750	$249,326
Individually evaluated for loss potential	975	13,340	1,113	68	19	-	15,515
Total	$178,942	$53,756	$21,331	$7,003	$3,059	$750	$264,841
Loans and leases outstanding:

Collectively evaluated for loss potential	$6,642,576	$3,221,663	$3,145,715	$1,465,149	$405,388	$27,610	$14,908,101
Individually evaluated for loss potential	5,460	289,571	8,469	1,120	40	-	304,660
Loans acquired with deteriorated credit quality	-	-	3,793	-	1,663	-	5,456
Total	$6,648,036	$3,511,234	$3,157,977	$1,466,269	$407,091	$27,610	$15,218,217

	At December 31, 2011
(In thousands)	Consumer Real Estate	Commercial	Leasing and Equipment Finance	Inventory Finance	Auto Finance	Other	Total
Allowance for loan and lease losses:
Collectively evaluated for loss potential	$182,315	$24,842	$17,339	$2,583	$-	$1,114	$228,193
Individually evaluated for loss potential	1,120	22,112	3,834	413	-	-	27,479
Total	$183,435	$46,954	$21,173	$2,996	$-	$1,114	$255,672
Loans and leases outstanding:

Collectively evaluated for loss potential	$6,887,627	$2,811,046	$3,112,864	$616,496	$-	$34,885	$13,462,918
Individually evaluated for loss potential	7,664	638,446	22,200	8,204	-	-	676,514
Loans acquired with deteriorated credit quality	-	-	7,195	-	3,628	-	10,823
Total	$6,895,291	$3,449,492	$3,142,259	$624,700	$3,628	$34,885	$14,150,255

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

	At September 30, 2012
(In thousands)	Performing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total 60+ Days Delinquent and Accruing	Total Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$4,066,898	$31,677	$48,476	$80,153	$4,147,051	$197,650	$4,344,701
Junior lien	2,254,012	6,370	7,018	13,388	2,267,400	35,935	2,303,335
Total consumer real estate	6,320,910	38,047	55,494	93,541	6,414,451	233,585	6,648,036
Commercial real estate	3,075,396	2,652	-	2,652	3,078,048	159,090	3,237,138
Commercial business	263,847	-	-	-	263,847	10,249	274,096
Total commercial	3,339,243	2,652	-	2,652	3,341,895	169,339	3,511,234
Leasing and equipment finance:
Middle market	1,680,325	483	-	483	1,680,808	10,495	1,691,303
Small ticket	783,218	892	553	1,445	784,663	4,939	789,602
Winthrop	399,352	-	-	-	399,352	116	399,468
Other	243,710	194	-	194	243,904	262	244,166
Total leasing and equipment finance	3,106,605	1,569	553	2,122	3,108,727	15,812	3,124,539
Inventory finance	1,465,069	76	4	80	1,465,149	1,120	1,466,269
Auto finance	405,123	258	47	305	405,428	-	405,428
Other	25,631	17	5	22	25,653	1,957	27,610
Subtotal	14,662,581	42,619	56,103	98,722	14,761,303	421,813	15,183,116
Portfolios acquired with deteriorated credit quality	34,600	192	309	501	35,101	-	35,101
Total	$14,697,181	$42,811	$56,412	$99,223	$14,796,404	$421,813	$15,218,217

	At December 31, 2011
(In thousands)	Performing	60-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total 60+ Days Delinquent and Accruing	Total Accruing	Non-Accrual	Total
Consumer real estate:
First mortgage lien	$4,525,951	$32,571	$54,787	$87,358	$4,613,309	$129,114	$4,742,423
Junior lien	2,110,334	7,813	14,464	22,277	2,132,611	20,257	2,152,868
Total consumer real estate	6,636,285	40,384	69,251	109,635	6,745,920	149,371	6,895,291
Commercial real estate	3,092,855	98	1,001	1,099	3,093,954	104,744	3,198,698
Commercial business	227,970	49	-	49	228,019	22,775	250,794
Total commercial	3,320,825	147	1,001	1,148	3,321,973	127,519	3,449,492
Leasing and equipment finance:
Middle market	1,627,369	1,260	84	1,344	1,628,713	13,185	1,641,898
Small ticket	792,566	2,368	613	2,981	795,547	5,535	801,082
Winthrop	447,334	235	-	235	447,569	1,253	448,822
Other	185,563	198	-	198	185,761	610	186,371
Total leasing and equipment finance	3,052,832	4,061	697	4,758	3,057,590	20,583	3,078,173
Inventory finance	623,717	153	7	160	623,877	823	624,700
Auto finance	-	-	-	-	-	-	-
Other	34,829	20	21	41	34,870	15	34,885
Subtotal	13,668,488	44,765	70,977	115,742	13,784,230	298,311	14,082,541
Portfolios acquired with deteriorated credit quality	65,820	766	1,128	1,894	67,714	-	67,714
Total	$13,734,308	$45,531	$72,105	$117,636	$13,851,944	$298,311	$14,150,255

The following table provides interest income recognized on loans and leases in non-accrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Contractual interest due on non-accrual loans and leases	$12,790	$9,474	$30,424	$28,833
Interest income recognized on loans and leases in non-accrual status	4,156	1,652	7,644	5,688
Unrecognized interest income	$8,634	$7,822	$22,780	$23,145

The following tables provide information regarding consumer real estate loans to customers currently involved in bankruptcy proceedings and have not yet been discharged or completed by the courts:

	At September 30,	At December 31,
(In thousands)	2012	2011
Consumer real estate loans to customers in bankruptcy:
0-59 days delinquent and accruing	$71,485	$74,347
60+ days delinquent and accruing	293	1,112
Non-accrual	20,670	17,531
Total consumer real estate loans to customers in bankruptcy	$92,448	$92,990

Loan Modifications for Borrowers with Financial Difficulties    Included within the loans and leases in previous tables are certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, TCF grants a concession, the modified loan is classified as a troubled debt restructuring (“TDR”).

TCF held consumer real estate TDRs of $625.5 million and $479.8 million at September 30, 2012 and December 31, 2011, respectively, of which $456.8 million and $433.1 million were accruing at September 30, 2012 and December 31, 2011, respectively. TCF also held $ 225.3 million and $181.6 million of commercial loan TDRs at September 30 2012 and December 31, 2011, respectively, of which $120.3 million and $98.4 million were accruing at September 30 2012 and December 31, 2011, respectively. The amount of additional funds committed to borrowers in TDR status was $9.4 million and $8.5 million at September 30, 2012 and December 31, 2011, respectively.

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

	Three Months Ended September 30,
	2012			2011
(In thousands)	Contractual Interest Due on TDRs	Interest Income Recognized on TDRs	Unrecognized Interest Income, Net	Contractual Interest Due on TDRs	Interest Income Recognized on TDRs	Unrecognized Interest Income, Net
Consumer real estate:
First mortgage lien	$7,545	$4,178	$3,367	$6,041	$3,031	$3,010
Junior lien	637	421	216	433	241	192
Total consumer real estate	8,182	4,599	3,583	6,474	3,272	3,202
Commercial:
Commercial real estate	1,377	1,373	4	875	857	18
Commercial business	82	73	9	110	110	-
Total commercial	1,459	1,446	13	985	967	18
Leasing and equipment finance:
Middle market	13	16	(3)	18	19	(1)
Total leasing and equipment finance	13	16	(3)	18	19	(1)
Total	$9,654	$6,061	$3,593	$7,477	$4,258	$3,219

	Nine Months Ended September 30,
	2012			2011
(In thousands)	Contractual Interest Due on TDRs	Interest Income Recognized on TDRs	Unrecognized Interest Income, Net	Contractual Interest Due on TDRs	Interest Income Recognized on TDRs	Unrecognized Interest Income, Net
Consumer real estate:
First mortgage lien	$21,835	$11,713	$10,122	$17,402	$8,995	$8,407
Junior lien	1,784	1,131	653	1,247	696	551
Total consumer real estate	23,619	12,844	10,775	18,649	9,691	8,958
Commercial:
Commercial real estate	3,993	4,018	(25)	1,744	1,709	35
Commercial business	297	279	18	192	192	-
Total commercial	4,290	4,297	(7)	1,936	1,901	35
Leasing and equipment finance:
Middle market	42	48	(6)	62	63	(1)
Total leasing and equipment finance	42	48	(6)	62	63	(1)
Total	$27,951	$17,189	$10,762	$20,647	$11,655	$8,992

The table below summarizes accruing TDRs that defaulted during the three and nine months ended September 30, 2012 and 2011, and which were modified within 12 months of the beginning of the respective reporting period. TCF considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status subsequent to the modification or has been transferred to other real estate owned.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(Dollars in thousands)	Number of Loans	Loan Balance	Number of Loans	Loan Balance	Number of Loans	Loan Balance	Number of Loans	Loan Balance
Consumer real estate:
First mortgage lien	109	$18,784	27	$4,811	173	$32,157	72	$13,744
Junior lien	51	2,889	4	155	57	3,213	8	831
Total consumer real estate	160	21,673	31	4,966	230	35,370	80	14,575
Commercial real estate	5	9,416	1	360	18	38,325	4	6,317
Total commercial	5	9,416	1	360	18	38,325	4	6,317
Total defaulted modified loans	165	$31,089	32	$5,326	248	$73,695	84	$20,892
Loans modified in the applicable period	1,795	$428,757	1,100	$329,475	2,121	$523,546	1,470	$393,387
Defaulted modified loans as a percent of loans modified in the applicable period	9.2%	7.3%	2.9%	1.6%	11.7%	14.1%	5.7%	5.3%

Consumer real estate TDRs are evaluated separately in TCF’s allowance methodology.  Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for fully collateral-dependent loans. The allowance on accruing consumer real estate loan TDRs was $75.1 million, or 16.4% of the outstanding balance at September 30, 2012, and $58.3 million, or 13.5% of the outstanding balance at December 31, 2011.  For consumer real estate TDRs, TCF utilized average re-default rates ranging from 11% to 25%, depending on modification type, in determining impairment, which is consistent with actual experience.  Consumer real estate loans remain on accruing status upon modification if they are less than 150 days past due, or six payments owing, and payment in full under the modified loan terms is expected.  Otherwise, the loans are placed on non-accrual status and reported as non-accrual until there is sustained repayment performance for six consecutive payments. All eligible loans are re-aged to current delinquency status upon modification.

Commercial TDRs are individually evaluated for loss potential.  Impairment is generally based upon the present value of the expected future cash flows or the fair value of the collateral less selling expenses for fully collateral-dependent loans. The allowance on accruing commercial loan TDRs was $1.8 million, or 1.5% of the outstanding balance at September 30, 2012, and $1.4 million, or 1.4% of the outstanding balance at December 31, 2011.

Impaired Loans  TCF considers impaired loans to include non-accrual commercial loans, non-accrual equipment finance loans and non-accrual inventory finance loans, as well as all TDR loans. Impaired loans are included in the previous tables within the amounts disclosed as non-accrual and accruing loans.  Accruing TDRs that are less than 60 days delinquent have been disclosed as performing within the previous tables of performing and non-accrual loans and leases. In the following table, the loan balance of impaired loans represents the amount recorded within loans and leases on the Consolidated Statements of Financial Condition whereas the unpaid contractual balance represents the balances legally owed by the borrowers, excluding write-downs.

The following tables summarize impaired loans.

	At September 30, 2012
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$431,482	$425,707	$68,646
Junior lien	38,845	37,578	7,615
Total consumer real estate	470,327	463,285	76,261
Commercial real estate	317,594	271,986	13,340
Commercial business	23,538	17,607	4
Total commercial	341,132	289,593	13,344
Leasing and equipment finance:
Middle market	7,685	7,685	956
Small ticket	454	454	207
Other	262	262	103
Total leasing and equipment finance	8,401	8,401	1,266
Inventory finance	1,120	1,120	68
Other	52	52	19
Total impaired loans with an allowance recorded	821,032	762,451	90,958
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	171,884	136,313	-
Junior lien	57,150	25,879	-
Total impaired loans without an allowance recorded	229,034	162,192	-
Total impaired loans	$1,050,066	$924,643	$90,958

	At December 31, 2011
(In thousands)	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$396,754	$395,513	$55,642
Junior lien	33,796	33,404	5,397
Total consumer real estate	430,550	428,917	61,039
Commercial real estate	224,682	196,784	13,819
Commercial business	36,043	29,183	4,019
Total commercial	260,725	225,967	17,838
Leasing and equipment finance:
Middle market	9,501	9,501	1,130
Small ticket	532	532	114
Other	610	610	127
Total leasing and equipment finance	10,643	10,643	1,371
Inventory finance	823	823	44
Total impaired loans with an allowance recorded	702,741	666,350	80,292
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	67,954	49,099	-
Junior lien	3,810	1,790	-
Total impaired loans without an allowance recorded	71,764	50,889	-
Total impaired loans	$774,505	$717,239	$80,292

The increase in the loan balance of impaired loans from December 31, 2011 was primarily due to a $91.7 million increase in non-accruing consumer real estate loan TDRs as a result of the implementation of clarifying regulatory guidance, in the third quarter of 2012, requiring loans subject to a borrower’s discharge from personal liability following Chapter 7 bankruptcy, without reaffirmation of the loan, to be reported as TDRs. This increase is also due to a $21.8 million increase in accruing and a $21.9 million increase in non-accruing commercial TDRs. Included in impaired loans were $431.6 million and $413.7 million of accruing consumer real estate loan TDRs less than 90 days past due as of September 30, 2012 and December 31, 2011, respectively.

The average loan balance of impaired loans and interest income recognized on impaired loans during the three and nine months ended September 30, 2012 and 2011 are included within the following tables.

	Three Months Ended
	September 30, 2012		September 30, 2011
(In thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$424,378	$3,895	$345,719	$2,976
Junior lien	37,083	358	24,892	224
Total consumer real estate	461,461	4,253	370,611	3,200
Commercial real estate	251,796	1,374	165,637	857
Commercial business	19,636	88	40,433	110
Total commercial	271,432	1,462	206,070	967
Leasing and equipment finance:
Middle market	7,906	8	13,240	34
Small ticket	565	-	652	-
Other	426	1	224	-
Total leasing and equipment finance	8,897	9	14,116	34
Inventory finance	1,510	48	856	24
Auto Finance	20	-	-	-
Other	11	-	-	-
Total impaired loans with an allowance recorded	743,331	5,772	591,653	4,225
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	96,519	2,013	43,615	341
Junior lien	14,789	830	1,506	16
Total impaired loans without an allowance recorded	111,308	2,843	45,121	357
Total impaired loans	$854,639	$8,615	$636,774	$4,582

	Nine Months Ended
	September 30, 2012		September 30, 2011

(In thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Impaired loans with an allowance recorded:
Consumer real estate:
First mortgage lien	$410,610	$10,996	$332,434	$8,964
Junior lien	35,491	1,039	23,809	681
Total consumer real estate	446,101	12,035	356,243	9,645
Commercial real estate	234,385	4,020	167,431	1,721
Commercial business	23,395	294	38,547	193
Total commercial	257,780	4,314	205,978	1,914
Leasing and equipment finance:
Middle market	8,593	17	12,738	91
Small ticket	493	-	598	9
Other	436	2	149	-
Total leasing and equipment finance	9,522	19	13,485	100
Inventory finance	972	81	1,066	66
Auto finance	20	-	-	-
Other	6	-	-	-
Total impaired loans with an allowance recorded	714,401	16,449	576,772	11,725
Impaired loans without an allowance recorded:
Consumer real estate:
First mortgage lien	92,706	2,724	38,105	777
Junior lien	13,835	916	1,512	56
Total impaired loans without an allowance recorded	106,541	3,640	39,617	833
Total impaired loans	$820,942	$20,089	$616,389	$12,558

(8) Deposits

Deposits are summarized as follows.

	At September 30, 2012			At December 31, 2011
	Rate at		% of	Rate at		% of
(Dollars in thousands)	Quarter-end	Amount	Total	Year-end	Amount	Total
Checking:
Non-interest bearing	-%	$2,448,209	17.8%	-%	$2,442,522	20.0%
Interest bearing	.12	2,258,970	16.5	.16	2,187,227	18.0
Total checking	.06	4,707,179	34.3	.07	4,629,749	38.0
Savings	.30	6,127,889	44.7	.37	5,855,263	48.0
Money market	.37	812,442	5.9	.36	651,377	5.3
Total checking, savings and money market	.21	11,647,510	84.9	.25	11,136,389	91.3
Certificates of deposit	1.05	2,073,909	15.1	.75	1,065,615	8.7
Total deposits	.33%	$13,721,419	100.0%	.29%	$12,202,004	100.0%

Certificates of deposit had the following remaining maturities at September 30, 2012 and December 31, 2011.

(In thousands)	At September 30, 2012			At December 31, 2011
Maturity	$100,000+	Other	Total	$100,000+	Other	Total
0-3 months	$203,928	$208,890	$412,818	$213,611	$146,035	$359,646
4-6 months	242,469	225,979	468,448	67,993	155,394	223,387
7-12 months	205,686	277,174	482,860	89,169	246,880	336,049
13-24 months	296,159	249,954	546,113	35,175	93,481	128,656
Over 24 months	107,452	56,218	163,670	3,225	14,652	17,877
Total	$1,055,694	$1,018,215	$2,073,909	$409,173	$656,442	$1,065,615

On June 1, 2012, TCF Bank assumed approximately $778 million of deposits from Prudential Bank & Trust, FSB (“PB&T”). The deposits consist primarily of Individual Retirement Accounts (“IRA”) with certificates of deposit or checking accounts and IRA related brokerage sweep accounts gathered by PB&T through their relationship with Prudential Retirement. Deposit base intangibles of $3 million were recorded during the second quarter 2012 in connection with this assumption of deposits. For the nine months ended September 30, 2012, amortization related to these intangibles was $138 thousand.

(9) Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized as follows.

	At September 30, 2012				At December 31, 2011
	Weighted-				Weighted-
	Average				Average
	Amortization				Amortization
	Period	Gross	Accumulated	Net	Period	Gross	Accumulated	Net
(Dollars in thousands)	(In Years)	Amount	Amortization	Amount	(In Years)	Amount	Amortization	Amount
Amortizable intangible assets:
Deposit base intangibles	10	$3,049	$138	$2,911	-	$-	$-	$-
Customer base intangibles	11	2,730	507	2,223	11	2,730	360	2,370
Non-compete agreement	5	4,590	806	3,784	5	4,590	113	4,477
Tradename	2	300	126	174	2	300	13	287
Total	8	$10,669	$1,577	$9,092	7	$7,620	$486	$7,134
Unamortizable intangible assets:
Goodwill		$225,640		$225,640		$225,640		$225,640

TCF’s goodwill balance is related to its Lending segment. Total amortization expense related to intangible assets was $424 thousand and $1.1 million for the three and nine months ended September 30, 2012, respectively.  Total amortization expense related to intangible assets was $43 thousand and $129 thousand for the three and nine months ended September 30, 2011, respectively.

(10) Long-term Borrowings

The following table sets forth information about long-term borrowings.

		At September 30, 2012		At December 31, 2011
			Weighted-		Weighted-
	Stated		Average		Average
(Dollars in thousands)	Maturity	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances and securities sold under repurchase agreements	2013	$680,000.73%		$400,000.97%
	2014	448,000.43		-	-
	2015	125,000.45		900,000	4.18
	2016	297,000	1.12	1,100,000	4.49
	2017	-	-	1,250,000	4.60
	2018	-	-	300,000	3.51
Subtotal		1,550,000.70		3,950,000	4.02
Subordinated bank notes	2014	71,020	2.05	71,020	2.21
	2015	50,000	1.98	50,000	2.14
	2016	74,796	5.59	74,661	5.63
	2022	109,017	6.37	-	-
Subtotal		304,833	4.45	195,681	3.49
Junior subordinated notes (trust preferred)	2068	-	-	114,236	12.83
Discounted lease rentals	2012	10,102	5.23	57,622	5.32
	2013	28,539	5.21	36,009	5.28
	2014	13,449	5.11	16,641	5.12
	2015	5,429	5.04	5,662	5.04
	2016	4,026	4.98	4,026	4.98
	2017	1,787	4.98	1,787	4.98
Subtotal		63,332	5.16	121,747	5.25
Other long-term	2012	93	6.60	-	-
	2013	3,062	2.46	-	-
	2014	3,170	2.54	-	-
	2015	3,282	2.63	-	-
	2016	3,406	2.72	-	-
	2017	3,540	2.81	-	-
	2018	1,082	6.60	-	-
	2019	1,188	6.60	-	-
Subtotal		18,823	3.14	-	-
Total long-term borrowings		$1,936,988	1.46%	$4,381,664	4.26%

During June 2012, TCF Bank issued $110 million of subordinated notes, at a price to investors of 99.086% of par, which will be due on June 8, 2022. The subordinated notes bear interest at a fixed rate of 6.25% until maturity. The notes qualify as Tier 2, or supplementary capital for regulatory purposes, subject to certain limitations. TCF Bank used the proceeds to pay down short term borrowings.

In 2008, TCF Capital I, a statutory trust formed under the laws of the state of Delaware and wholly-owned finance subsidiary of TCF, issued 10.75% trust preferred junior subordinated notes (the “Trust Preferred Securities”). During June 2012, TCF announced that it had submitted a redemption notice to the property trustee for full redemption of the $115 million of Trust Preferred Securities.  The determination to redeem the Trust Preferred Securities followed a notice of proposed rulemaking, approved for publication in the Federal Register by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on June 7, 2012, which would phase out the Tier 1 capital treatment of the Trust Preferred Securities. TCF has determined that the Federal Reserve’s approval for publication of the notice of proposed rulemaking constituted a “capital treatment event” (as defined in the indenture governing the Trust Preferred Securities), which allowed TCF to redeem the Trust Preferred Securities.  The Trust Preferred Securities were redeemed on July 30, 2012, at the redemption price of $25 per Trust Preferred Security plus accumulated and unpaid distributions, totaling $115 million.

(11) Equity

Treasury stock and other consist of the following:

	At	At
	September 30,	December 31,
(In thousands)	2012	2011
Treasury stock, at cost	$1,102	$1,102
Shares held in trust for deferred compensation plans, at cost	42,293	32,265
Total	$43,395	$33,367

On June 25, 2012, TCF completed the public offering of depositary shares, each representing a 1/1,000th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $.01 per share.  In connection with the offering, TCF issued 6,900,000 depositary shares, including 900,000 depositary shares issued pursuant to the full exercise of the underwriters’ over-allotment option, at a public offering price of $25 per depositary share.  Dividends are payable on the Series A Preferred Stock when, as and if declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year at a per annum rate of 7.5%. Net proceeds of the offering to TCF, after deducting underwriting discounts and commissions and estimated offering expenses of $5.8 million, were $166.7 million. On September 4, 2012, TCF paid $2.4 million in cash dividends to Series A Preferred stockholders.

At September 30, 2012, TCF had 3,199,988 outstanding warrants to purchase common stock with a strike price of $16.93 per share. Upon completion of the U.S. Treasury’s secondary public offering of the warrants issued under the Capital Purchase Program (“CPP”) in December 2009, the warrants became publicly traded on the New York Stock Exchange under the symbol “TCBWS.” As a result, TCF has no further obligations to the Federal Government in connection with the CPP.

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

The following table sets forth TCF’s and TCF Bank’s regulatory Tier 1 leverage, Tier 1 risk-based and total risk-based capital levels, and applicable percentages of adjusted assets, together with the stated minimum and well-capitalized capital ratio requirements. Decreases since December 31, 2011 in TCF’s Tier 1 and total risk-based capital are primarily the result of the balance sheet repositioning completed during March 2012.

			Minimum		Well-Capitalized

	Actual		Capital Requirement (1)		Capital Requirement (1)

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Tier 1 leverage capital:(2)
TCF	$1,515,050	8.66%	$699,823	4.00%	N.A.	N.A.
TCF Bank	1,450,318	8.29	699,613	4.00	$874,516	5.00%
Tier 1 risk-based capital:
TCF	1,515,050	10.40	582,511	4.00	873,767	6.00
TCF Bank	1,450,318	9.96	582,297	4.00	873,446	6.00
Total risk-based capital:
TCF	1,887,488	12.96	1,165,022	8.00	1,456,278	10.00
TCF Bank	1,822,555	12.52	1,164,595	8.00	1,455,743	10.00
As of December 31, 2011
Tier 1 leverage capital:(2)
TCF	$1,706,926	9.15%	$745,887	4.00%	N.A.	N.A.
TCF Bank	1,553,381	8.33	745,940	4.00	$932,426	5.00%
Tier 1 risk-based capital:
TCF	1,706,926	12.67	539,013	4.00	808,520	6.00
TCF Bank	1,553,381	11.53	538,829	4.00	808,243	6.00
Total risk-based capital:
TCF	1,994,875	14.80	1,078,026	8.00	1,347,533	10.00
TCF Bank	1,841,273	13.67	1,077,658	8.00	1,347,072	10.00

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

Forward foreign exchange contracts are used to manage the foreign exchange risk associated with certain assets, liabilities and forecasted transactions.  Forward foreign exchange contracts represent agreements to exchange a foreign currency for U.S. dollars at an agreed-upon price and settlement date. During the second quarter of 2012, TCF sold its Visa® Class B stock, resulting in a net $13.1 million pretax gain recorded in non-interest income.  In conjunction with the sale, TCF and the purchaser entered into a derivative transaction whereby TCF will make, or receive, cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted.  The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters.

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

Cash Flow Hedges Foreign exchange contracts, which include forward contracts, were used to manage the foreign exchange risk associated with certain minimum lease payment streams. At September 30, 2012 and December 31, 2011 TCF had $4 thousand and less than $1 thousand, respectively, of unrealized gains on derivatives classified as cash flow hedges recorded in other comprehensive income (loss).  The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $4 thousand.

Net Investment Hedges Foreign exchange contracts, which include forward contracts and currency options, are used to manage the foreign exchange risk associated with the Company’s net investment in TCF Commercial Finance Canada, Inc., a wholly-owned Canadian subsidiary of TCF Bank, along with certain assets, liabilities and forecasted transactions of that subsidiary. The gross amount of related gains or losses included in the cumulative translation adjustment within other comprehensive income (loss) for the three and nine months ended September 30, 2012, were losses of $634 thousand and $766 thousand, respectively. The gross amount of related gains or losses included in the cumulative translation adjustment within other comprehensive income (loss) for the three and nine months ended September 30, 2011, were gains of $1.3 million and $716 thousand, respectively.

The following tables summarize the derivative instruments as of September 30, 2012 and December 31, 2011.  See Note 13, Fair Value Measurement for additional information.

		At September 30, 2012

		Receivables			Payables

(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$450,772	$210	$2,565	$2,775	$-	$173	$173
Swap agreement	14,358	-	-	-	-	1,309	1,309
Netting adjustments(1)				(1,112)			(1,482)
Net receivable / payable				$1,663			$-

		At December 31, 2011

		Receivables			Payables

(In thousands)	Notional Amount	Designated as Hedges	Not Designated as Hedges	Total	Designated as Hedges	Not Designated as Hedges	Total
Forward foreign exchange contracts	$176,979	$-	$396	$396	$3	$662	$665
Netting adjustments(1)				(396)			(381)
Net receivable / payable				$-			$284

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

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Consolidated Statements of Comprehensive Income:
Foreign exchange gains (losses)	$11,835	$(14,709)	$8,285	$(9,541)
Forward foreign exchange contract gains (losses):
Cash flow hedge	(5)	278	(6)	265
Not designated as hedges	(12,470)	13,970	(10,182)	8,280
Total forward foreign exchange contract (losses) gain	(12,475)	14,248	(10,188)	8,545
Net realized loss	$(640)	$(461)	$(1,903)	$(996)
Consolidated Statements of Financial Condition:
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustment	$640	$(1,410)	$701	$(876)
Net investment hedge	(634)	1,293	(766)	716
Cash flow hedge	4	26	-	3
Net unrealized gain (loss)	$10	$(91)	$(65)	$(157)

TCF executes all of its foreign exchange contracts in the over-the-counter market with large, international financial institutions pursuant to International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements.  These agreements include credit risk-related features that enhance the creditworthiness of these instruments as compared with other obligations of the respective counterparty with whom TCF has transacted by requiring that additional collateral be posted under certain circumstances.  No such collateral was posted at September 30, 2012. The amount of collateral required depends on the contract and is determined daily based on market and currency exchange rate conditions. At September 30, 2012, TCF had received $ 1.2 million and posted $1.3 million of cash collateral related to its forward foreign exchange contracts and posted $1.4 million of cash collateral related to its swap agreement, of which $21 thousand was not utilized to offset derivative liability positions because the liability position was over-collateralized. At December 31, 2011, TCF had received $150 thousand of cash collateral and had posted $135 thousand of cash collateral.

(13) Fair Value Measurement

Fair values represent the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions.

The following tables present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements at September 30, 2012

(In thousands)	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$557,423	$-	$557,423
Other	-	-	134	134
Other securities	2,114	-	-	2,114
Forward foreign exchange contracts	-	2,775	-	2,775
Assets held in trust for deferred compensation plans(4)	11,567	-	-	11,567
Total assets	$13,681	$560,198	$134	$574,013
Forward foreign exchange contracts	$-	$173	$-	$173
Swap agreement	-	-	1,309	1,309
Total liabilities	$-	$173	$1,309	$1,482
Nonrecurring Fair Value Measurements:
Loans:(5):
Commercial	$-	$-	$125,815	$125,815
Real estate owned:(6):
Consumer	-	-	63,773	63,773
Commercial	-	-	29,840	29,840
Repossessed and returned assets(6)	-	2,153	876	3,029
Investments(7)	-	-	3,281	3,281
Total non-recurring fair value measurements	$-	$2,153	$223,585	$225,738

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

(6)     Amounts do not include assets held at cost at September 30, 2012.

(7)     Represents the carrying value of other investments which were recorded at fair value determined by using quoted prices, when available, and incorporating results of internal pricing techniques and observable market information.

	Fair Value Measurements at December 31, 2011

(In thousands)	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Recurring Fair Value Measurements:
Securities available for sale:
Mortgage-backed securities:
U.S. Government sponsored enterprises and federal agencies	$-	$2,322,336	$-	$2,322,336
Other	-	-	152	152
Other securities	252	-	1,298	1,550
Forward foreign exchange contracts	-	396	-	396
Assets held in trust for deferred compensation plans(4)	9,833	-	-	9,833
Total assets	$10,085	$2,322,732	$1,450	$2,334,267
Forward foreign exchange contracts	$-	$665	$-	$665
Total liabilities	$-	$665	$-	$665
Nonrecurring Fair Value Measurements:
Loans:
Commercial(5)	$-	$-	$29,003	$29,003
Real estate owned:(6)
Consumer	-	-	77,126	77,126
Commercial	-	-	45,137	45,137
Repossessed and returned assets(6)	-	3,889	270	4,159
Investments(7)	-	-	4,244	4,244
Total non-recurring fair value measurements	$-	$3,889	$155,780	$159,669

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

The change in total assets carried at fair value using Company Determined Market Prices, from $1.5 million at December 31, 2011 to $134 thousand at September 30, 2012, was the result of decreases in fair value of $100 thousand recorded within other comprehensive income (loss), reductions due to principal paydowns of $119 thousand, and transfers to securities measured at fair value using Readily Available Market Prices from securities measured using Company Determined Market Prices of $1.1 million.  The transfer was recognized as of the date of TCF’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The change in total liabilities measured at fair value using Company Determined Market Prices from December 31, 2011 to $1.3 million at September 30, 2012, was due to the fair value measurement of a swap agreement entered into during the second quarter of 2012.

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

Real Estate Owned and Repossessed and Returned Assets The fair value of real estate owned is based on independent full appraisals, real estate broker’s price opinions, or automated valuation methods, less estimated selling costs.  Selling costs are generally calculated as 5% to 10% of the fair value of the underlying collateral.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs.  Assets acquired through foreclosure, repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets.  Real estate owned and repossessed and returned assets were written down $7.2 million and included in foreclosed real estate and repossessed assets, net expense, for the three months ended September 30, 2012.

(14) Fair Value of Financial Instruments

TCF is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value.  These fair value estimates were made at September 30, 2012 and December 31, 2011, based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price at which an orderly transaction to sell an asset or transfer liability would take place between market participants at the measurement date under current market conditions.  However, given there is no active market or observable market transactions for many of TCF’s financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

	Level in	At September 30,		At December 31,
	Fair Value	2012		2011
	Measurement	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial instrument assets:
Cash and due from banks	Level 1	$922,127	$922,127	$1,389,704	$1,389,704
Investments	Level 2	120,107	120,107	150,797	150,797
Investments	Level 3	6,380	6,380	6,983	6,983
Securities available for sale	Level 1	2,114	2,114	252	252
Securities available for sale	Level 2	557,423	557,423	2,322,336	2,322,336
Securities available for sale	Level 3	134	134	1,450	1,450
Forward foreign exchange contracts	Level 2	1,663	2,775	-	-
Loans and leases held for sale	Level 3	3,691	3,889	14,321	14,524
Interest-only strips (2)	Level 3	39,275	39,275	22,436	22,436
Loans:
Consumer real estate	Level 3	6,648,036	6,390,319	6,895,291	6,549,277
Commercial real estate	Level 3	3,237,138	3,154,893	3,198,698	3,154,724
Commercial business	Level 3	274,096	272,817	250,794	242,331
Equipment finance loans	Level 3	1,236,811	1,248,301	1,110,803	1,118,271
Inventory finance loans	Level 3	1,466,269	1,455,690	624,700	623,651
Auto finance	Level 3	407,091	427,697	3,628	3,628
Other	Level 3	27,610	22,792	34,885	30,665
Total financial instrument assets		$14,949,965	$14,626,733	$16,027,078	$15,631,029
Financial instrument liabilities:
Checking, savings and money market deposits	Level 1	$11,647,510	$11,647,510	$11,136,389	$11,136,389
Certificates of deposit	Level 2	2,073,909	2,090,131	1,065,615	1,068,793
Short-term borrowings	Level 1	115,529	115,529	6,416	6,416
Long-term borrowings	Level 2	1,936,988	1,961,424	4,381,664	4,913,637
Forward foreign exchange contracts	Level 2	-	173	284	284
Swap agreement	Level 3	-	1,309	-	-
Total financial instrument liabilities		$15,773,936	$15,816,076	$16,590,368	$17,125,519
Financial instruments with off-balance sheet risk: (1)
Commitments to extend credit (2)	Level 2	$30,159	$30,159	$31,210	$31,210
Standby letters of credit (3)	Level 2	(71)	(71)	(71)	(71)
Total financial instruments with off-balance sheet risk		$30,088	$30,088	$31,139	$31,139

(1)  Positive amounts represent assets, negative amounts represent liabilities.

(2)  Carrying amounts are included in other assets.

(3)  Carrying amounts are included in accrued expenses and other liabilities.

The carrying amounts of cash and due from banks and accrued interest payable and receivable approximate their fair values due to the short period of time until their expected realization.  Securities available for sale, forward foreign exchange contracts and assets held in trust for deferred compensation plans are carried at fair value, see Note 13, Fair Value Measurement.  Certain financial instruments, including lease financings, discounted lease rentals and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  The following methods and assumptions are used by TCF in estimating fair value for its remaining financial instruments, all of which are issued or held for purposes other than trading.

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

(15) Stock Compensation

The following table reflects TCF’s restricted stock and stock option transactions under the TCF Financial Incentive Stock Program during the nine months ended September 30, 2012.

	Restricted Stock		Stock Options
		Weighted-Average			Weighted-Average
	Shares	Grant Date Fair Value	Shares	Price Range	Exercise Price
Outstanding at December 31, 2011	2,284,114	$12.95	2,198,744	$ 12.85 - $ 15.75	$14.43
Granted	1,732,200	9.23	-	- -	-
Forfeited	(61,912)	13.61	(121,640)	- $ 15.75	15.75
Vested	(503,839)	13.13	-	- -	-
Outstanding at September 30, 2012	3,450,563	$11.04	2,077,104	$ 12.85 - $ 15.75	$14.35
Exercisable at September 30, 2012	N.A.	N.A.	2,077,104		$14.35

N.A. Not applicable

Unrecognized stock compensation for restricted stock was $22.8  million with a weighted-average remaining amortization period of 2.3 years at September 30, 2012.  As of September 30, 2012, the weighted average remaining contractual life of stock options outstanding was 5.13 years.

At September 30, 2012, there were 1,357,751 shares of performance-based restricted stock that will vest only if certain return on assets goals, return on equity goals, and service conditions are achieved.  Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.

(16) Employee Benefit Plans

The following tables set forth the net periodic benefit cost (income) included in compensation and employee benefits expense for TCF’s Pension Plan and Postretirement Plan for the three and nine months ended September 30, 2012 and 2011.

	Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Interest cost	$441	$556	$1,322	$1,666
Return on plan assets	(206)	(678)	(618)	(2,033)
Net periodic benefit cost (income)	$235	$(122)	$704	$(367)

	Postretirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Interest cost	$73	$108	$220	$324
Service cost	-	-	-	1
Amortization of transition obligation	-	1	-	3
Amortization of prior service cost	(7)	-	(21)	-
Net periodic benefit cost	$66	$109	$199	$328

TCF made no cash contributions to the Pension Plan in either of the nine months ended September 30, 2012 or 2011.  During the third quarter and first nine months of 2012, TCF paid $108 thousand and $384 thousand, respectively, for benefits of the Postretirement Plan, compared with $123 thousand and $390 thousand, respectively, for the same periods in 2011.

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

The following tables set forth certain information of each of TCF’s reportable segments, including a reconciliation of TCF’s consolidated totals.

			Support	Eliminations
(In thousands)	Lending	Funding	Services	and Other(1)	Consolidated
For the Three Months Ended September 30, 2012
Revenues from external customers:
Interest income	$212,719	$7,133	$-	$-	$219,852
Non-interest income	37,734	74,620	(296)	-	112,058
Total	$250,453	$81,753	$(296)	$-	$331,910
Net interest income	$133,001	$68,208	$23	$(673)	$200,559
Provision for credit losses	95,311	964	-	-	96,275
Non-interest income	37,734	74,632	36,431	(36,739)	112,058
Non-interest expense	91,166	92,741	49,640	(36,739)	196,808
Income tax expense (benefit)	(5,628)	18,020	(5,415)	(673)	6,304
Income (loss) after income tax expense	(10,114)	31,115	(7,771)	-	13,230
Income attributable to non-controlling interest	1,536	-	-	-	1,536
Preferred stock dividends	-	-	2,372	-	2,372
Net income (loss) attributable to common stockholders	$(11,650)	$31,115	$(10,143)	$-	$9,322
Total assets	$15,464,714	$6,790,741	$149,949	$(4,527,011)	$17,878,393

For the Three Months Ended September 30, 2011
Revenues from external customers:
Interest income	$210,990	$24,453	$-	$-	$235,443
Non-interest income	24,403	93,582	(229)	-	117,756
Total	$235,393	$118,035	$(229)	$-	$353,199
Net interest income	$118,592	$58,068	$(30)	$(566)	$176,064
Provision for credit losses	51,187	1,128	-	-	52,315
Non-interest income	24,403	97,593	33,860	(38,100)	117,756
Non-interest expense	79,592	112,332	35,865	(38,941)	188,848
Income tax expense (benefit)	4,338	15,940	(856)	(263)	19,159
Income (loss) after income tax expense	7,878	26,261	(1,179)	538	33,498
Income attributable to non-controlling interest	1,243	-	-	-	1,243
Net income (loss) attributable to common stockholders	$6,635	$26,261	$(1,179)	$538	$32,255
Total assets	$14,522,448	$7,756,208	$74,923	$(3,261,552)	$19,092,027

(1)          Includes the portion of pension and other postretirement benefits (expense) attributable to the determination of actuarial gains and losses.

			Support	Eliminations
(In thousands)	Lending	Funding	Services	and Other(1)	Consolidated
For the Nine Months Ended September 30, 2012
Revenues from external customers:
Interest income	$629,809	$35,787	$-	$-	$665,596
Non-interest income	100,151	277,111	13,024	-	390,286
Total	$729,960	$312,898	$13,024	$-	$1,055,882
Net interest income	$384,788	$196,080	$28	$(1,940)	$578,956
Provision for credit losses	197,998	925	-	-	198,923
Non-interest income	100,151	277,145	124,238	(111,248)	390,286
Non-interest expense	268,897	865,130	125,726	(111,248)	1,148,505
Income tax expense (benefit)	6,312	(143,248)	(4,522)	(1,940)	(143,398)
Income (loss) after income tax expense	11,732	(249,582)	3,062	-	(234,788)
Income attributable to non-controlling interest	4,881	-	-	-	4,881
Preferred stock dividends	-	-	2,372	-	2,372
Net income (loss) attributable to common stockholders	$6,851	$(249,582)	$690	$-	$(242,041)
Total assets	$15,464,714	$6,790,741	$149,949	$(4,527,011)	$17,878,393

For the Nine Months Ended September 30, 2011
Revenues from external customers:
Interest income	$639,668	$67,976	$-	$-	$707,644
Non-interest income	77,654	268,824	(334)	-	346,144
Total	$717,322	$336,800	$(334)	$-	$1,053,788
Net interest income	$353,130	$174,678	$-	$(1,554)	$526,254
Provision for credit losses	140,353	1,241	-	-	141,594
Non-interest income	77,654	281,627	102,081	(115,218)	346,144
Non-interest expense	238,579	349,219	107,010	(117,890)	576,918
Income tax expense (benefit)	18,293	41,128	(1,811)	(593)	57,017
Income (loss) after income tax expense	33,559	64,717	(3,118)	1,711	96,869
Income attributable to non-controlling interest	3,918	-	-	-	3,918
Net income (loss) attributable to common stockholders	$29,641	$64,717	$(3,118)	$1,711	$92,951
Total assets	$14,522,448	$7,756,208	$74,923	$(3,261,552)	$19,092,027

(1)          Includes the portion of pension and other postretirement benefits (expense) attributable to the determination of actuarial gains and losses.

(18)   Earnings Per Common Share

The computation of basic and diluted earnings (loss) per common share is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per-share data)	2012	2011	2012	2011
Basic Earnings (Loss) Per Common Share
Net income (loss) available to common stockholders	$9,322	$32,255	$(242,041)	$92,951
Earnings allocated to participating securities	12	74	43	272
Earnings (loss) allocated to common stock	$9,310	$32,181	$(242,084)	$92,679
Weighted-average shares outstanding	162,731,686	159,302,141	162,044,079	154,659,623
Restricted stock	(3,199,042)	(1,883,420)	(2,991,746)	(1,652,640)
Weighted-average common shares outstanding for basic earnings per common share	159,532,644	157,418,721	159,052,333	153,006,983
Basic earnings (loss) per share	$.06	$.20	$(1.52)	$.61

Diluted Earnings (Loss) Per Common Share
Earnings (loss) allocated to common stock	$9,310	$32,181	$(242,084)	$92,680
Weighted-average common shares outstanding used in basic earnings per common share calculation	159,532,644	157,418,721	159,052,333	153,006,983
Net dilutive effect of:
Non-participating restricted stock	474,137	195,593	-	169,483
Stock options	9,634	6,632	-	125,329
Weighted-average common shares outstanding for diluted earnings per common share	160,016,415	157,620,946	159,052,333	153,301,795
Diluted earnings (loss) per share	$.06	$.20	$(1.52)	$.60

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

For the three and nine months ended September 30, 2012, 1.9 million shares related to non-participating restricted stock and stock options and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because these shares were anti-dilutive. For the three and nine months ended September 30, 2011, 2.3 million shares related to non-participating restricted stock and 3.2 million warrants were outstanding and not included in the computation of diluted earnings per common share because these shares were anti-dilutive.

(19)  Other Expense

Other expense consists of the following.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Card processing and issuance cost	$3,883	$4,654	$11,657	$13,752
Outside processing	3,311	2,904	9,533	8,926
Professional fees	3,221	3,337	9,014	10,056
Telecommunications	2,688	3,201	8,871	9,210
Postage and courier	2,369	2,689	7,773	7,771
Deposit account losses	2,368	2,072	6,553	6,226
Office supplies	1,391	1,604	5,032	4,958
ATM processing	1,132	1,270	3,366	3,732
Other	15,810	12,977	48,626	41,710
Total other expense	$36,173	$34,708	$110,425	$106,341

(20)   Litigation Contingencies

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

In the third quarter of 2012, TCF charged off a lease to a customer which had filed bankruptcy.  Although TCF wrote off its total on-balance sheet exposure to the customer, TCF had previously sold interests in the lease it had originated to other entities.  Following the customer bankruptcy, certain of those purchasers have made claims on TCF related to their purchases.  TCF’s investigation of those claims and defenses to them is ongoing, and TCF is seeking to resolve certain of the claims, but the merit or possible outcome of the claims is not known at this time.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

OVERVIEW

TCF Financial Corporation (“TCF” or the “Company”), a Delaware corporation, is a bank holding company based in Wayzata, Minnesota. Its principal subsidiary, TCF National Bank (“TCF Bank”), is headquartered in South Dakota. TCF had 429 banking offices in Minnesota, Illinois, Michigan, Colorado, Wisconsin, Indiana, Arizona and South Dakota (TCF’s primary banking markets) at September 30, 2012.

TCF provides convenient financial services through multiple channels in its primary banking markets. TCF has developed products and services designed to meet the needs of all consumers. The Company focuses on attracting and retaining customers through service and convenience, including branches that are open seven days a week and on most holidays, extensive full-service supermarket branches, automated teller machine (“ATM”) networks and internet, mobile and telephone banking. TCF’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. TCF’s growth strategies have included the development of new products and services, new branch expansion and acquisitions. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

TCF’s core businesses include Lending and Funding. Lending includes retail lending, commercial banking, leasing and equipment finance, inventory finance and auto finance. Funding includes branch banking and treasury services. Treasury services includes the Company’s investment and borrowing portfolios and management of capital, debt and market risks, including interest rate and liquidity risks.

TCF’s lending strategy is to originate high credit quality, primarily secured, loans and leases. TCF’s retail lending operation offers fixed- and variable-rate loans and lines of credit secured by residential real estate properties. Commercial loans are generally made on properties or to customers located within TCF’s primary banking markets. The leasing and equipment finance businesses consist of TCF Equipment Finance, Inc., which delivers equipment finance solutions to businesses in select markets, and Winthrop Resources Corporation (“Winthrop”), which primarily leases technology and data processing equipment. TCF’s leasing and equipment finance businesses have equipment installations in all 50 states and, to a limited extent, in foreign countries. TCF Inventory Finance, Inc. originates commercial variable-rate loans to businesses in the United States, Canada and Latin America which are secured by equipment under a floorplan arrangement and supported by repurchase agreements from original equipment manufacturers. In November 2011, TCF entered into the auto finance business with its acquisition of Gateway One Lending & Finance, LLC (“Gateway One”). Gateway One currently originates loans on new and used autos in 40 states, and services loans nationwide.

Net interest income, the difference between interest income earned on loans and leases, securities available for sale, investments and other interest-earning assets and interest paid on deposits and borrowings, represented 66.8% of TCF’s total revenue, excluding gains on securities, for the nine months ended September 30, 2012. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. TCF manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest-rate risk monitoring and management policies. See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk, for further information.

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

The following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations

(“Management’s Discussion and Analysis”) focus in more detail on the results of operations for the three and nine months ended September 30, 2012 and 2011, and on information about TCF’s balance sheet, loan and lease portfolio, liquidity, funding resources, capital and other matters.

RESULTS OF OPERATIONS

Performance Summary

TCF recorded net income of $9.3 million and a net loss of $242 million for the third quarter and first nine months of 2012, respectively, compared with net income of $32.3 million and $93 million for the same periods in 2011. TCF’s net loss for the first nine months of 2012 included a net, after tax charge of $295.8 million, or $1.87 per common share, related to the repositioning of TCF’s balance sheet completed in the first quarter of 2012.  Net income for the third quarter and first nine months of 2012 included a net after-tax charge of $20.6 million, or 13 cents per common share, related to the implementation of clarifying regulatory guidance requiring loans subject to a borrower’s discharge from personal liability following Chapter 7 bankruptcy, to be reported as non-accrual loans, and written down to the estimated collateral value, regardless of delinquency status.  Of these loans, 93 percent were less than 60 days past due on their payments as of September 30, 2012. TCF’s diluted earnings per common share was 6 cents for third quarter of 2012, and a loss of $1.52 for first nine months of 2012 compared with earnings per common share of 20 cents and 60 cents for the same periods in 2011.

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

Return on average assets was .30% and negative 1.73% for the third quarter and first nine months of 2012, respectively, compared with .71% and .69% for the same periods in 2011. Return on average common equity was 2.36% and negative 19.50% for the third quarter and first nine months of 2012, respectively, compared with 7.12% and 7.33% for the same periods in 2011.

Operating Segment Results

The financial results of TCF’s operating segments are located in Note 17 of the Notes to Consolidated Financial Statements included in Part 1, Item 1. Financial Statements.

Lending reported a net loss of $11.7 million and net income of $6.9 million for the third quarter and first nine months of 2012, respectively, compared with net income of $6.6 million and $29.6 million for the same periods in 2011.  Lending net interest income for the third quarter and first nine months of 2012 was $133 million and $384.8 million, respectively, compared with $118.6 million and $353.1 million for the same 2011 periods. The increase in net interest income for both periods was primarily due to loan growth in the inventory finance and auto finance portfolios.

Lending’s provision for credit losses totaled $95.3 million and $198 million for the third quarter and first nine months of 2012, respectively, compared with $51.2 million and $140.4 million for the same 2011 periods. The increase in provision from the third quarter and the first nine months of 2011 was primarily due to the implementation of clarifying regulatory guidance requiring loans subject to a borrowers discharge from personal liability following chapter 7 bankruptcy, to be reported as non-accrual loans and written down to the estimated collateral value regardless of delinquency status. See Results of Operations – Provision for Credit Losses in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Lending non-interest income totaled $37.7 million and $100.2 million for the third quarter and first nine months of 2012, respectively, compared with $24.4 million and $77.7 million for the same 2011 periods.  The increase for both periods was primarily due to gains on sales of auto finance loans and increased auto loan servicing income.  Lending non-interest expense totaled $91.2 million and $268.9 million for the third quarter and first nine months of 2012, respectively, compared with $79.6 million and $238.6 million for the same 2011 periods.  The increase from the third quarter and first nine months of 2011 was primarily due to the newly acquired auto finance business as well as increased headcount related to achieving staffing levels to support the Bombardier Recreational Products, Inc. (“BRP”) program in Inventory Finance.

Funding reported net income of $31 million and a net loss of $249.7 million for the third quarter and first nine months of 2012, respectively, compared with net income of $26.3 million and $64.7 million for the same periods in 2011. The net loss for the first nine months of 2012 was due to the balance sheet repositioning completed in the first quarter of 2012. Funding net interest income totaled $68.2 million and $196.1 million for the third quarter and first nine months of 2012, respectively, compared with $58.1 million and $174.7 million for the same periods in 2011.

Funding non-interest income totaled $74.6 million and $277.1 million for the third quarter and first nine months of 2012, respectively, compared with $97.6 million and $281.6 million for the same periods in 2011. The decrease from third quarter of 2011 was primarily due to lower transaction volume related to a lower account base driven by our deposit product fee structure changes.  The decrease from first nine months of 2011 resulted from the decline in fee revenue due to deposit product fee structure changes offset by a gain on the sales of mortgage backed securities.  Non-interest expense totaled $92.7 million and $865.1 million for the third quarter and first nine months of 2012, respectively, compared with $112.3 and $349.2 million for the same periods in 2011. The decrease from third quarter of 2011 was primarily due to decreased deposit account premiums associated with the reintroduction of the free checking product. The increase from the first nine months of 2011 was primarily due to the loss on termination of debt in the first quarter of 2012 in connection with the balance sheet repositioning.

Consolidated Net Interest Income

Net interest income for the third quarter of 2012 increased $24.5 million, or 13.9%, compared with the third quarter of 2011.  This increase was primarily due to higher average balances of inventory finance loans and auto finance loans during the third quarter of 2012 as a result of the newly acquired auto finance business and BRP program and the lower cost of deposits.  Offsetting the increase were lower yields on leasing and equipment finance loans and leases and consumer and commercial real estate as the portfolios rebalance to the current rate environment.  Net interest income for the third quarter of 2012 increased $2.3 million, or 1.2%, compared with the second quarter of 2012. The increase in net interest income from the second quarter of 2012 was primarily due to a higher average balance of auto finance loans.  This was partially offset by a lower average balance of inventory finance loans. Additionally interest expense decreased due to the redemption of $115 million of Trust Preferred securities partially offset by the $110 million issuance of subordinated debt plus one additional day in the third quarter of 2012 versus second quarter of 2012, and higher deposit expenses due to product mix primarily in certificates of deposit. Net interest income for the first nine months of 2012 totaled $579 million, up $52.7 million, or 10%, from $526.3 million from the same period in 2011. This increase was primarily due to the balance sheet repositioning completed in the first quarter of 2012, which resulted in an $86.3 million reduction to the cost of borrowings, partially offset by a $29.9 million reduction of interest income on mortgage-backed securities.  Additionally, higher average balances of inventory finance and auto finance loans and lower average cost of deposits were offset by decreased income from consumer and commercial real estate loans due to a change in the consumer real estate portfolio mix and lower average balances of commercial real estate loans.

Net interest margin in the third quarter of 2012 was 4.85%, compared with 3.96% in the third quarter of 2011. This increase was primarily due to a lower average cost of borrowings due to the effects of the balance sheet repositioning completed in March 2012, which increased net interest margin by 92 basis points, as well as increases related to the auto finance and inventory finance portfolios.  These increases were partially offset by a decrease in yields in the consumer, commercial, and leasing and equipment finance portfolios as a result of the lower interest rate environment. Net interest margin decreased by 1 basis point in the third quarter from 4.86% in second quarter of 2012. Net interest margin for the first nine months of 2012 was 4.61%, compared with 4.01% from the same 2011 period. See Consolidated Financial Condition Analysis – Borrowings and Liquidity in this Management’s Discussion and Analysis for further discussion.

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

	Three Months Ended September 30,
	2012			2011
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$479,083	$2,508	2.09%	$958,996	$1,997.83%
U.S. Government sponsored entities:
Mortgage-backed securities, fixed rate	710,835	5,605	3.15	2,339,862	22,556	3.86
U.S. Treasury securities	-	-	-	10,761	1.04
Other securities	154	2	3.32	340	4	4.68
Total securities available for sale (2)	710,989	5,607	3.15	2,350,963	22,561	3.84
Loans and leases held for sale	80,549	1,597	7.89	-	-	-
Loans and leases:
Consumer real estate:
Fixed-rate	4,197,903	62,679	5.94	4,592,855	70,087	6.06
Variable-rate	2,531,351	32,071	5.04	2,392,966	30,845	5.11
Total consumer real estate	6,729,254	94,750	5.60	6,985,821	100,932	5.73
Commercial:
Fixed- and adjustable-rate	2,682,193	37,565	5.57	2,853,117	41,150	5.72
Variable-rate	855,918	8,116	3.77	711,081	7,759	4.33
Total commercial	3,538,111	45,681	5.14	3,564,198	48,909	5.44
Leasing and equipment finance	3,164,592	42,152	5.33	3,066,208	46,072	6.01
Inventory finance	1,440,298	22,395	6.19	826,198	15,151	7.28
Auto finance	367,271	5,515	5.97	-	-	-
Other	16,280	320	7.83	18,183	387	8.44
Total loans and leases (3)	15,255,806	210,813	5.50	14,460,608	211,451	5.81
Total interest-earning assets	16,526,427	220,525	5.32	17,770,567	236,009	5.28
Other assets	1,190,094		-	1,222,700		-
Total assets	$17,716,521		-	$18,993,267		-
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,275,722		-	$1,396,857		-
Small business	746,511		-	704,272		-
Commercial and custodial	324,739		-	294,253		-
Total non-interest bearing deposits	2,346,972		-	2,395,382		-
Interest-bearing deposits:
Checking	2,255,561	698.12		2,103,184	1,057.20
Savings	6,153,079	4,720.31		5,789,188	7,912.54
Money market	848,899	816.38		650,598	692.42
Subtotal	9,257,539	6,234.27		8,542,970	9,661.45
Certificates of deposit	1,953,208	4,523.92		1,114,934	2,222.79
Total interest-bearing deposits	11,210,747	10,757.38		9,657,904	11,883.49
Total deposits	13,557,719	10,757.32		12,053,286	11,883.39
Borrowings:
Short-term borrowings	65,531	81.49		43,073	31.29
Long-term borrowings	1,985,094	8,455	1.70	4,403,724	47,465	4.28
Total borrowings	2,050,625	8,536	1.66	4,446,797	47,496	4.24
Total interest-bearing liabilities	13,261,372	19,293.58		14,104,701	59,379	1.67
Total deposits and borrowings	15,608,344	19,293.49		16,500,083	59,379	1.43
Other liabilities	343,336		-	672,944		-
Total liabilities	15,951,680		-	17,173,027		-
Total TCF Financial Corp. stockholders’ equity	1,749,951		-	1,813,384		-
Non-controlling interest in subsidiaries	14,890		-	6,856		-
Total equity	1,764,841			1,820,240
Total liabilities and equity	$17,716,521			$18,993,267
Net interest income and margin		$201,232	4.85%		$176,630	3.96%

(1) Annualized.
(2) Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes equity securities.
(3) Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

	Nine Months Ended September 30,
	2012			2011
	Average		Yields and	Average		Yields and
(Dollars in thousands)	Balance	Interest	Rates (1)	Balance	Interest	Rates (1)
Assets:
Investments and other	$551,653	$7,550	1.83%	$744,934	$5,634	1.01%
Mortgage-backed securities, fixed rate	1,175,514	30,529	3.46	2,136,516	62,581	3.91
U.S. Treasury securities	-	-	-	64,414	34.07
Other securities	203	6	3.92	360	14	5.20
Total securities available for sale (2)	1,175,717	30,535	3.46	2,201,290	62,629	3.79
Loans and leases held for sale	43,871	2,621	7.98	-	-
Loans and leases:
Fixed-rate	4,335,073	192,263	5.92	4,660,371	212,508	6.10
Variable-rate	2,453,953	92,341	5.03	2,379,947	91,691	5.15
Total consumer real estate	6,789,026	284,604	5.60	7,040,318	304,199	5.78
Commercial:
Fixed- and adjustable-rate	2,716,583	113,017	5.56	2,880,986	124,634	5.78
Variable-rate	779,531	23,179	3.97	713,898	23,173	4.34
Total commercial	3,496,114	136,196	5.20	3,594,884	147,807	5.50
Leasing and equipment finance	3,146,345	129,261	5.48	3,084,613	139,813	6.04
Inventory finance	1,392,828	64,811	6.22	889,709	47,816	7.19
Auto finance	226,092	10,933	6.46	-	-	-
Other	17,166	1,025	7.97	19,788	1,300	8.78
Total loans and leases (3)	15,067,571	626,830	5.55	14,629,312	640,935	5.85
Total interest-earning assets	16,838,812	667,536	5.29	17,575,536	709,198	5.39
Other assets	1,256,931	-	-	1,176,606	-	-
Total assets	$18,095,743			18,752,142
Liabilities and Equity:
Non-interest bearing deposits:
Retail	$1,317,448			$1,443,033
Small business	726,732			685,435
Commercial and custodial	313,240			288,202
Total non-interest bearing deposits	2,357,420			2,416,670
Interest-bearing deposits:
Checking	2,258,843	2,482.15		2,120,083	3,633.23
Savings	6,022,751	15,323.34		5,608,783	22,688.54
Money market	753,486	2,144.38		657,570	2,331.47
Subtotal	9,035,080	19,949.29		8,386,436	28,652.46
Certificates of deposit	1,567,258	10,067.86		1,100,029	6,665.81
Total interest-bearing deposits	10,602,338	30,016.38		9,486,465	35,317.50
Total deposits	12,959,758	30,016.31		11,903,135	35,317.40
Borrowings:
Short-term borrowings	401,305	945.31		53,619	144.36
Long-term borrowings	2,593,917	55,679	2.86	4,538,823	145,929	4.30
Total borrowings	2,995,222	56,624	2.52	4,592,442	146,073	4.25
Total interest-bearing liabilities	13,597,560	86,640.85		14,078,907	181,390	1.72
Total deposits and borrowings	15,954,980	86,640.72		16,495,577	181,390	1.47
Other liabilities	411,114	-	-	558,119	-	-
Total liabilities	16,366,094	-	-	17,053,696	-	-
Total TCF Financial Corp. stockholders’ equity	1,714,238	-	-	1,689,695	-	-
Non-controlling interest in subsidiaries	15,411	-	-	8,751	-	-
Total equity	1,729,649			1,698,446
Total liabilities and equity	$18,095,743			18,752,142
Net interest income and margin		$580,896	4.61%		$527,808	4.01%

(1) Annualized.
(2) Average balances and yields of securities available for sale are based upon the historical amortized cost and excludes equity securities.
(3) Average balances of loans and leases include non-accrual loans and leases, and are presented net of unearned income.

Provision for Credit Losses

The following tables summarize the composition of TCF’s provision for credit losses and percentage of the total provision expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30,				Change
(Dollars in thousands)	2012		2011		$	%
Consumer real estate	$66,231	68.8%	$45,551	87.1%	$20,680	45.4%
Commercial	23,604	24.5	3,756	7.2	19,848	N.M .
Leasing and equipment finance	3,402	3.5	1,472	2.8	1,930	131.1
Inventory finance	313.3		258.5		55	21.3
Auto finance	1,887	2.0	-	-	1,887	N.M .
Other	838.9		1,278	2.4	(440)	(34.4)
Total	$96,275	100.0%	$52,315	100.0%	$43,960	84.0%

	Nine Months Ended
	September 30,				Change
(Dollars in thousands)	2012		2011		$	%
Consumer real estate	$141,428	71.1%	$120,392	85.1%	$21,036	17.5%
Commercial	37,328	18.8	12,523	8.8	24,805	198.1
Leasing and equipment finance	9,003	4.5	6,049	4.3	2,954	48.8
Inventory finance	5,281	2.7	1,166.8		4,115	N.M	.
Auto finance	4,262	2.1	-	-	4,262	N.M	.
Other	1,621.8		1,464	1.0	157	10.7
Total	$198,923	100.0%	$141,594	100.0%	$57,329	40.5%

N.M. Not Meaningful

TCF recorded provision expense of $96.3 million and $198.9 million in the third quarter and first nine months of 2012, respectively, compared with $ 52.3 million and $141.6 million in the same periods in 2011. The increase from the third quarter and first nine months of 2011 was primarily due to an additional provision totaling $31.5 million related to the implementation of clarifying bankruptcy-related regulatory guidance and increased provision in the commercial portfolio as TCF aggressively addressed credit issues in the third quarter of 2012.

Net loan and lease charge-offs for the third quarter and first nine months of 2012 were $104.5 million, or  2.74% (annualized) of average loans and leases, and $188.2 million, or  1.67% (annualized), respectively, compared with $53.4 million, or  1.48% (annualized), and $153.1 million, or  1.39% (annualized), in the same periods of 2011.

Consumer real estate net charge-offs for the third quarter and first nine months of 2012 were $74.7 million and $145.2 million, respectively, compared to $43.8 million and $115.8 million for the same 2011 periods.  The increase from both periods was primarily due to additional net charge-offs of $43.9 million related to the implementation of bankruptcy-related regulatory guidance in the third quarter of 2012.  Commercial net charge-offs for the third quarter and first nine months of 2012 were $20.5 million and $30.5 million, respectively, compared to $5 million and $25.5 million for the same 2011 periods.  The increase from both periods was primarily due to increased net charge-offs on a small population of commercial loans, which was driven by a more aggressive workout approach.  Leasing and equipment finance net charge-offs for the third quarter and first nine months of 2012 totaled $7.5 million and $8.8 million, respectively, compared with $2.8 million and $9.1 million for the same periods in 2011. The increase from the third quarter of 2011 was due to increased charge-offs in the Winthrop portfolio related to the third quarter write-off of one large lease exposure.  The decrease in net charge-offs from the first nine months of 2011 was primarily due to decreased net charge-offs in the middle market and small ticket segments, offset by the increased Winthrop charge-offs.

The provision for credit losses is calculated as part of the determination of the allowance for loan and lease losses.  The determination of the allowance for loan and lease losses and the related provision for credit losses is a critical accounting estimate which involves a number of factors such as historical trends in net charge-offs, delinquencies in the loan and lease portfolio, year of loan or lease origination, value of collateral, general economic conditions and management’s assessment of credit risk in the current loan and lease portfolio.  See also Consolidated Financial Condition Analysis – Allowance for Loan and Lease Losses in this Management’s Discussion and Analysis.

Consolidated Non-Interest Income

Non-interest income is a significant source of revenue for TCF and is an important factor in TCF’s results of operations. Providing a wide range of retail banking services is an integral component of TCF’s business philosophy and a major strategy for generating additional non-interest income. Non-interest income totaled $112.1 million and $390.3 million for the third quarter and first nine months of 2012, respectively, compared with $117.8 million and $346.1 million for the same periods in 2011.

Fees and Service Charges

Fees and service charges totaled $43.7 million and $133.7 million for the third quarter and first nine months of 2012, respectively, compared with $58.5 million and $168.4 million for the same periods in 2011. The decrease in banking fees and revenues from both the third quarter and first nine months of 2011 was primarily due to lower transaction volume, deposit fee structure changes and the reintroduction of free checking products.

Card Revenues

Card revenues totaled $12.9 million and $39.7 million for the third quarter and first nine months of 2012, respectively, compared with $27.7 million and $82.5 million for the same periods in 2011. The decrease in both periods was due to a decrease in the average interchange rate per transaction due to new debit card interchange regulations which took effect on October 1, 2011.

TCF is the  12th largest issuer of Visa® small business debit cards and the  14th largest issuer of Visa consumer debit cards in the United States, based on payments volume for the three months ended June 30, 2012, as provided by Visa. TCF earns interchange revenue from customer card transactions paid by merchants, not from TCF’s customers. Card products represented 18.7% of banking fee revenue for both the three and nine months ended September 30, 2012. Visa has significant litigation against it regarding interchange pricing and there is a risk this revenue could be impacted by any settlement or adverse rulings in such litigation.  The continued success of TCF’s debit card program depends significantly on the success and viability of Visa and the continued use by customers and acceptance by merchants of its cards.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2012	2011	Amount	%
Sales volume for the three months ended:
Off-line (Signature)	$1,558,657	$1,681,737	$(123,080)	(7.3)%
On-line (PIN)	291,619	235,886	55,733	23.6
Total	$1,850,276	$1,917,623	$(67,347)	(3.5)
Average transaction size (in dollars)	$35	$35	-	-
Average number of transactions per card per month	25.3	23.6	1.7	7.1
Percentage off-line (sales volume)	84.2%	87.7%		(346	)bps
Average interchange per transaction (in dollars)	$.22	$.48	$(0.3)	(53.7)%
Average interchange rate per transaction	.63%	1.37%		(74	)bps

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2012	2011	Amount	%
Sales volume for the nine months ended:
Off-line (Signature)	$4,826,918	$5,035,073	$(208,155)	(4.1)%
On-line (PIN)	853,509	718,501	135,008	18.8
Total	$5,680,427	$5,753,574	$(73,147)	(1.3)
Average transaction size (in dollars)	$35	$36	(1)	(2.8)
Average number of transactions per card per month	37.7	34.8	2.9	8.3
Percentage off-line (sales volume)	85.0%	87.5%		(254	)bps
Average interchange per transaction (in dollars)	$.22	$.49	$(0.3)	(54.6)%
Average interchange rate per transaction	.63%	1.36%		(73	)bps

ATM Revenue

ATM revenue was $6.1 million and $18.6 million for the third quarter and first nine months of 2012, respectively, compared with $7.5 million and $21.3 million for the same periods in 2011. The decrease in ATM revenue was primarily due to fewer fee generating transactions and a reduced number of available ATMs.

Gain on Sales of Auto Loans

During the three months ended September 30, 2012, TCF sold $161.1 million of consumer auto loans with servicing retained and received cash of $157.6 million, resulting in gains of $7.5 million.  During the nine months ended September 30, 2012, TCF sold $377.1 million of consumer auto loans with servicing retained and received cash of $368.9 million, resulting in gains of $15.2 million.

Gains on Sales of Consumer Loans

During the third quarter of 2012, TCF sold $136.7 million of consumer real estate loans without recourse and recognized a $4.6 million gain.

Gain on Securities, Net

During the third quarter of 2012, TCF recognized $13 million related to sales of mortgage-backed securities. Additionally, during the nine months ended September 30, 2012, TCF recognized $90.2 million related to sales of mortgage-backed securities and $13.1 million related to the sale of Visa Class B stock.

Consolidated Non-Interest Expense

Non-interest expense totaled $196.8 million and $1.1 billion for the third quarter and first nine months of 2012, compared with $188.8 million and $576.9 million for the same 2011 periods.

Compensation and Employee Benefits

Compensation and employee benefits expense totaled $98.4 million and $292.2 million for the third quarter and first nine months of 2012, compared with $87.8 million and $266.2 million for the same 2011 periods.  The increases were primarily due to the expansion of the auto finance business which was acquired in November, 2011, as well as increased staffing levels to support growth in TCF’s inventory finance business.

Advertising and Marketing

Advertising and marketing expense totaled $4.2 million and $12.3 million for the third quarter and first nine months of 2012, compared with $1.1 million and $7.8 million for the same periods in 2011.  The increases were primarily the result of increased spending on media advertising in advance of the reintroduction of the free checking product.

Deposit Account Premiums

Deposit account premium expense totaled $485 thousand and $8.1 million for the third quarter and first nine months of 2012, compared with $7 million and $16.4 million for the same periods in 2011.  These decreases were attributable to an enhanced strategy to gain higher quality accounts through the reintroduction of free checking products.

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

Foreclosed Real Estate and Repossessed Assets, Net

Foreclosed real estate and repossessed assets, net expenses totaled $10.7 million and $33.8 million for the third quarter and first nine months of 2012, compared with $12.4 million and $37.9 million for the same periods in 2011. The decreases were primarily due to fewer consumer real estate properties owned.

Income Taxes

TCF recorded income tax expense of $6.3 million for the third quarter of 2012, or 32.3% of the income before income tax expense, compared with income tax expense of $19.2 million, or 36.4%, in 2011.  For the first nine months of 2012, income tax benefit totaled $143.4 million, or 37.9% of the loss before income tax expense, compared with income tax expense of $57 million, or 37.1%, in 2011.

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

CONSOLIDATED FINANCIAL CONDITION ANALYSIS

Loans and Leases

The following table sets forth information about loans and leases held in TCF’s portfolio.

	At	At
	September 30,	December 31,	Percentage
(Dollars in thousands)	2012	2011	Change
Consumer real estate:
First mortgage lien	$4,344,701	$4,742,423	(8.4)%
Junior lien	2,303,335	2,152,868	7.0
Total consumer real estate	6,648,036	6,895,291	(3.6)
Commercial:
Commercial real estate:
Permanent	3,106,738	3,039,488	2.2
Construction and development	130,400	159,210	(18.1)
Total commercial real estate	3,237,138	3,198,698	1.2
Commercial business	274,096	250,794	9.3
Total commercial	3,511,234	3,449,492	1.8
Leasing and equipment finance:(1)
Equipment finance loans	1,236,811	1,110,803	11.3
Lease financings:
Direct financing leases	1,921,855	2,039,096	(5.7)
Sales-type leases	24,145	29,219	(17.4)
Lease residuals	124,148	129,100	(3.8)
Unearned income and deferred lease costs	(148,982)	(165,959)	10.2
Total lease financings	1,921,166	2,031,456	(5.4)
Total leasing and equipment finance	3,157,977	3,142,259.5
Inventory finance	1,466,269	624,700	134.7
Auto finance	407,091	3,628	N.M.
Other	27,610	34,885	(20.9)
Total loans and leases	$15,218,217	$14,150,255	7.5%

N.M. Not Meaningful.

(1) Operating leases of $58 million and $69.6 million at September 30, 2012 and December 31, 2011, respectively, are included in other assets in the Consolidated Statements of Financial Condition.

Approximately 70% of the consumer real estate portfolio at September 30, 2012, consisted of closed-end amortizing loans.  TCF’s consumer real estate lines of credit require regular payments of interest and do not require regular payments of principal.  Outstanding balances on consumer real estate lines of credit were $2 billion and $1.8 billion at September 30, 2012 and December 31, 2011, respectively.  The average Fair Isaac Corporation (“FICO”) credit score at loan origination for the retail lending portfolio was 729, at September 30, 2012 and 727 at December 31, 2011. As part of TCF’s credit risk monitoring, TCF obtains updated FICO score information quarterly. The average updated FICO score for the retail lending portfolio was 727 at September 30, 2012, compared with 727 at December 31, 2011.  As of September 30, 2012, 34.3% of the consumer real estate loan balance has been originated since January 1, 2009, with 2012 net charge offs of  .3% (annualized).

TCF continues to expand its commercial lending activities, generally to borrowers located in its primary markets, with a focus on secured lending.  At September 30, 2012, approximately 92% of TCF’s commercial real estate loans outstanding were secured by real estate located in its primary banking markets.  At September 30, 2012, approximately 99% of TCF’s commercial real estate and commercial business loans were secured either by real estate or other business assets.

The leasing and equipment finance backlog of approved transactions was $509 million at September 30, 2012, up from $455 million at December 31, 2011.

Credit Quality

Past Due Loans and Leases

The following tables set forth information regarding TCF’s delinquent loan and lease portfolio. Delinquent balances are determined based on the contractual terms of the loan or lease. See Note 7 of the Notes to Consolidated Financial Statements included in Part I, Item 1. Financial Statements for additional information.

	At September 30,	At December 31,
(Dollars in thousands)	2012	2011
Principal balances:
60-89 days	$42,811	$45,531
90 days or more	56,412	72,105
Non-accrual loans and leases	421,813	298,311
Total	$521,036	$415,947

Percentage of loans and leases:
60-89 days	.3%	.3%
90 days or more	.4	.5
Non-accrual loans and leases	2.8	2.1
Total	3.5%	2.9%

The following table summarizes TCF’s over 60-day delinquent loan and lease portfolio by loan type.

	At September 30, 2012		At December 31, 2011
(Dollars in thousands)	Principal Balances	Percentage of Portfolio	Principal Balances	Percentage of Portfolio
Consumer real estate:
First mortgage lien	$80,153	1.93%	$87,358	1.89%
Junior lien	13,388.59		22,277	1.04
Total consumer real estate	93,541	1.46	109,635	1.63
Commercial real estate	2,652.09		1,099.04
Commercial business	-	-	49.02
Total commercial	2,652.08		1,148.03
Leasing and equipment finance:
Middle market	457.03		1,061.07
Small ticket	903.12		2,018.28
Winthrop	-	.01	235.07
Other	194.08		198.11
Total leasing and equipment finance	1,554.05		3,512.13
Inventory finance	80.01		160.03
Auto finance	305.08		-	-
Other	22.09		41.12
Subtotal (1)	98,154.67		114,496.85
Delinquencies in acquired portfolios (2)	1,069.50		3,140.84
Total	$99,223.67%			$117,636.85%

(1)

Excludes delinquencies and non-accrual loans in acquired portfolios as delinquency and non-accrual migration in these portfolios are not expected to result in losses exceeding the credit reserves netted against the loan balances.

(2)	Remaining balances of acquired loans and leases were $211.8 million and $371.9 million at September 30, 2012 and December 31, 2011, respectively.

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

Although loans classified as TDRs are considered impaired, TCF was able to receive more than 62.8% and 61.5% of the contractual interest due on accruing consumer real estate TDRs for the three and nine months ended September 30, 2012, respectively, by modifying the loan to a qualified customer instead of foreclosing on the property.  Only  7.4% of accruing consumer real estate TDRs were more than 60-days delinquent at September 30, 2012. Approximately 4.7% of the $456.8 million accruing consumer real estate TDRs modified during the 15 months preceding September 30, 2012 defaulted during the three months ended September 30, 2012.

	At September, 30 2012		At December, 31 2011
	Loan	60+ Days Delinquent	Loan	60+ Days Delinquent
(Dollars in thousands)	Balance	As a % of Balance	Balance	As a % of Balance
Permanently modified accruing TDRs	$386,143	4.86%	$198,882	4.63%
Temporarily modified accruing TDRs	70,652	17.61	234,196	9.01
Total accruing TDRs	456,795	7.38	433,078	7.00
Other loan modifications	4,266	49.40	13,397	20.66
Total accruing loan modifications	$461,061	7.77%	$446,475	7.41%

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

Commercial loans that are 90 or more days past due and not well secured at the time of modification remain on non-accrual status. Regardless of whether contractual principal and interest payments are well-secured at the time of modification, equipment finance loans that are 90 or more days past due remain on non-accrual status. All loans modified when on non-accrual status continue to be reported as non-accrual loans until there is sustained repayment performance for six months. At September 30, 2012, over 53.4% of total commercial TDRs were accruing and TCF was able to recognize all of the contractual interest due on accruing commercial TDRs during the first nine months of 2012. Only 5 of the 86 accruing commercial TDRs that were modified during the 15 months preceding September 30, 2012, totaling $9.4 million, defaulted during the three months ended September 30, 2012.

TCF utilizes a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes. The first note is established at a size and with market terms, that provide reasonable assurance of payment and performance. The second note is generally not reasonably assured of repayment and is typically charged-off. The second note is still outstanding with the borrower, and should the borrower’s financial position improve, may become recoverable. At September 30, 2012, nine loans with a contractual balance of $31.5 million and a remaining book balance of $22.4 million had been restructured under this workout alternative.

For additional information regarding TCF’s loan modifications refer to Note 7 of the Notes to Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

The following table summarizes the balance of accruing modified commercial and leasing and equipment finance loans as of September 30, 2012 and December 31, 2011.

	At September 30, 2012
	Commercial		Leasing and Equipment Finance
(Dollars in thousands)	Loan Balance	60+ Days Delinquent as a % of Balance	Loan Balance	60+ Days Delinquent as a % of Balance
TDRs	$120,254	2.21%	$655	-%
Other loan modifications	4,410	-	1,436	-
Total accruing loan modifications	$124,664	2.13%	$2,091	-%

	At December 31, 2011
	Commercial		Leasing and Equipment Finance
(Dollars in thousands)	Loan Balance	60+ Days Delinquent as a % of Balance	Loan Balance	60+ Days Delinquent as a % of Balance
TDRs	$98,448	-%	$776	-%
Other loan modifications	13,318	-	4,829	2.40
Total accruing loan modifications	$111,766	-%	$5,605	2.07%

Non-accrual Loans and Leases

Non-accrual loans and leases are summarized in the following table.

	At	At
	September 30,	December 31,
(In thousands)	2012	2011
Consumer real estate:
First mortgage lien	$197,649	$129,114
Junior lien	35,936	20,257
Total consumer real estate	233,585	149,371
Commercial real estate	159,090	104,744
Commercial business	10,249	22,775
Total commercial	169,339	127,519
Leasing and equipment finance	15,812	20,583
Inventory finance	1,120	823
Other	1,957	15
Total non-accrual loans and leases	$421,813	$298,311

At September 30, 2012 and December 31, 2011, non-accrual loans and leases included $275.3 million and $130.9 million, respectively, of loans that were modified and categorized as TDRs.  Non-accrual loans and leases increased $123.5 million, or 41.4%, from December 31, 2011, primarily due to $103.2 million of additional consumer non-accrual loans resulting from the implementation of clarifying bankruptcy-related regulatory guidance in the third quarter of 2012.  Consumer real estate loans are charged-off to their estimated realizable values less estimated selling costs upon entering non-accrual status. Any necessary additional reserves are established for commercial loans, leasing and equipment finance loans and leases and inventory finance loans when reported as non-accrual. Most of TCF’s non-accrual loans and past due loans are secured by real estate.

Changes in the amount of non-accrual loans and leases for the three and nine months ended September 30, 2012 are summarized in the following table.

	At or For the Three Months Ended September 30, 2012
			Leasing and
	Consumer		Equipment	Inventory
(In thousands)	Real Estate	Commercial	Finance	Finance	Other	Total
Balance, beginning of period	$140,678	$150,215	$29,429	$1,900	$2,204	$324,426
Additions	161,369	44,354	3,261	1,924	8	210,916
Charge-offs	(13,553)	(20,769)	(14,304)	(385)	(105)	(49,116)
Transfers to other assets	(23,391)	(877)	(348)	(16)	-	(24,632)
Return to accrual status	(28,416)	-	(129)	(1,755)	-	(30,300)
Payments received	(2,810)	(4,049)	(2,088)	(556)	(149)	(9,652)
Other, net	(292)	465	(9)	8	(1)	171
Balance, end of period	$233,585	$169,339	$15,812	$1,120	$1,957	$421,813

	At or For the Nine Months Ended September 30, 2012
			Leasing and
	Consumer		Equipment	Inventory
(In thousands)	Real Estate	Commercial	Finance	Finance	Other	Total
Balance, beginning of period	$149,371	$127,519	$20,583	$823	$15	$298,311
Additions	279,246	97,395	24,766	6,906	12	408,325
Charge-offs	(46,655)	(30,870)	(17,710)	(604)	(1,188)	(97,027)
Transfers to other assets	(70,979)	(9,951)	(2,647)	(769)	(362)	(84,708)
Return to accrual status	(69,404)	(26)	(1,134)	(3,179)	-	(73,743)
Payments received	(7,604)	(12,802)	(8,036)	(2,246)	(427)	(31,115)
Other, net	(390)	(1,926)	(10)	189	3,907	1,770
Balance, end of period	$233,585	$169,339	$15,812	$1,120	$1,957	$421,813

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

In the third quarter of 2012, TCF refined the methodology for calculating the allowance for loan and lease losses for certain commercial loans.  The updated methodology primarily provided for the use of the underlying loans’ risk ratings in determining the allowance for commercial loans collectively evaluated for loss potential.  The change reduced the commercial allowance for loans and lease loss by $13.3 million at September 30, 2012 and resulted in the collective evaluation of $250 million in commercial loans that were previously evaluated individually.

TCF considers the allowance for loan and lease losses of $264.8 million appropriate to cover probable losses incurred in the loan and lease portfolios as of September 30, 2012. However, no assurance can be given that TCF will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, and TCF’s ongoing credit review process or regulatory requirements, will not require significant changes in the balance of the allowance for loan and lease losses. Among other factors, a continued economic slowdown, increasing levels of unemployment and/or a decline in commercial or residential real estate values in TCF’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

	At September 30, 2012			At December 31, 2011
		Total Loans	Allowance as		Total Loans	Allowance as
(Dollars in thousands)	Allowance	and Leases	a % of Balance	Allowance	and Leases	a % of Balance
Consumer real estate:
First mortgage lien	$ 114,068	$ 4,344,701	2.63%	$ 115,740	$ 4,742,423	2.44%
Junior lien	64,874	2,303,335	2.82	67,695	2,152,868	3.14
Consumer real estate	178,942	6,648,036	2.69	183,435	6,895,291	2.66
Commercial	53,756	3,511,234	1.53	46,954	3,449,492	1.36
Leasing and equipment finance	21,331	3,157,977.68		21,173	3,142,259.67
Inventory finance	7,003	1,466,269.48		2,996	624,700.48
Auto finance	3,059	407,091.75		-	3,628	-
Other	750	27,610	2.72	1,114	34,885	3.19
Total allowance for loan and lease losses	$ 264,841	$ 15,218,217	1.74%	$ 255,672	$ 14,150,255	1.81%

At September 30, 2012, the allowance as a percent of total loans and leases decreased to 1.74% compared with 1.81% at December 31, 2011.  The increase in total loans and leases is due to growth in the auto and inventory finance portfolios.  The increase in the allowance for commercial loans from December 31, 2011 was primarily due to increased provision expense driven by a more aggressive workout approach.  The level of commercial lending allowances is generally volatile due to reserves for specific loans based on individual facts and collateral values as loans migrate to classified commercial loans or to non-accrual.  Charge-offs are taken against such specific reserves.

The following tables set forth additional information regarding net charge-offs:

	Three Months Ended
	September 30, 2012		September 30, 2011
	Net	Loss	Net	Loss
(Dollars in thousands)	Charge-offs	Rate (1)	Charge-offs	Rate (1)
Consumer real estate:
First mortgage liens	$40,469	3.60%	$27,590	2.29%
Junior liens	34,202	6.12	16,247	2.99
Total consumer real estate	74,671	4.44	43,837	2.51
Commercial real estate	15,777	1.93	3,665.45
Commercial business	4,770	7.06	1,375	1.83
Total commercial	20,547	2.32	5,040.57
Leasing and equipment finance	7,521.95		2,783.36
Inventory finance	444.12		262.13
Auto Finance	280.30		-	-
Other	991	N.M .	1,480	N.M.
Total	$104,454	2.74%	$53,402	1.48%

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Net	Loss	Net	Loss
(Dollars in thousands)	Charge-offs	Rate (1)	Charge-offs	Rate (1)
Consumer real estate:
First mortgage liens	$78,365	2.26%	$71,134	1.96%
Junior liens	66,851	4.10	44,678	2.70
Total consumer real estate	145,216	2.85	115,812	2.19
Commercial real estate	25,241	1.04	20,236.82
Commercial business	5,285	2.75	5,266	2.30
Total commercial	30,526	1.16	25,502.95
Leasing and equipment finance	8,845.37		9,050.39
Inventory finance	1,312.13		798.12
Auto Finance	363.21		-	-
Other	1,985	N.M .	1,898	N.M.
Total	$188,247	1.67%	$153,060	1.39%

(1) Represents the ratio of net charge-offs to average loans and leases, annualized.

N.M. Not Meaningful.

Consumer real estate net charge-offs for the third quarter and first nine months of 2012 were $74.7 million and $145.2 million, respectively, compared with $43.8 million and $115.8 million for the same 2011 periods.  The increase from both periods was primarily due to additional net charge-offs of $43.9 million related to the implementation of bankruptcy-related regulatory guidance in the third quarter of 2012.  Commercial net charge-offs for the third quarter and first nine months of 2012 were $20.5 million and $30.5 million, respectively, compared with $5 million and $25.5 million for the same 2011 periods.  The increase from both periods was primarily due to increased net charge-offs on a small population of commercial loans, driven by a more aggressive workout approach.  Leasing and equipment finance net charge-offs for the third quarter and first nine months of 2012 totaled $7.5 million and $8.8 million, respectively, compared with $2.8 million and $9.1 million for the same periods in 2011. The increase from the third quarter of 2011 was due to increased charge-offs in the Winthrop portfolio related to the third quarter write-off of one large lease exposure.  The decrease in net charge-offs from the first nine months of 2011 was primarily due to decreased net charge-offs in the middle market and small ticket segments, partially offset by the increased Winthrop charge-offs.

Other Real Estate Owned and Repossessed and Returned Assets

Other real estate owned and repossessed and returned equipment are summarized in the following table.

	At	At
	September 30,	December 31,
(In thousands)	2012	2011
Other real estate owned: (1)
Residential real estate	$85,764	$87,792
Commercial real estate	34,662	47,106
Total other real estate owned	120,426	134,898
Repossessed and returned assets	3,739	4,758
Total other real estate owned and repossessed and returned equipment	$124,165	$139,656

(1) Includes properties owned and foreclosed properties subject to redemption.

Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property. At September 30, 2012, TCF owned 425 consumer real estate properties that were not subject to redemption, a decrease of 40 from December 31, 2011. The average length of time to sell consumer real estate properties during the third quarter of 2012 was 6.1 months from the date they were no longer subject to customer redemption.

The changes in the amount of other real estate owned for the three and nine months ended September 30, 2012, are summarized in the following tables.

	At or For the Three Months Ended September 30, 2012
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$83,176	$42,700	$125,876
Transferred in, net of charge-offs	25,220	877	26,097
Sales	(20,886)	(7,593)	(28,479)
Write-downs	(2,173)	(1,320)	(3,493)
Other, net	427	(2)	425
Balance, end of period	$85,764	$34,662	$120,426

	At or For the Nine Months Ended September 30, 2012
(In thousands)	Consumer	Commercial	Total
Balance, beginning of period	$87,792	$47,106	$134,898
Transferred in, net of charge-offs	76,693	8,767	85,460
Sales	(72,218)	(14,310)	(86,528)
Write-downs	(7,607)	(7,390)	(14,997)
Other, net	1,104	489	1,593
Balance, end of period	$85,764	$34,662	$120,426

Deposits

Checking, savings and money market deposits are an important source of low-cost funds and fee income for TCF. Deposits totaled $13.7 billion at September 30, 2012,  an increase of $1.5 billion, or 12.5%, from December 31, 2011. On June 1, 2012, TCF Bank assumed approximately $778 million of deposits from Prudential Bank & Trust, FSB (“PB&T”). The deposits consist primarily of IRA accounts with certificates of deposit or checking accounts and IRA related brokerage sweep accounts gathered by PB&T through their relationship with Prudential Retirement. The average interest cost of deposits in the third quarter and first nine months of 2012 was .32%, and  .31%, down 7 basis points and 9 basis points, respectively, from the same periods in 2011 and up 1 basis point from second quarter of 2012. Decreases in the average interest cost of deposits from the third quarter and first nine months of 2011 were primarily due to the reintroduction of free checking and special programs for certificates of deposit. TCF’s weighted-average interest rate on deposits, including non-interest bearing deposits, was .33% at September 30, 2012 and .29% December 31, 2011.

Borrowings and Liquidity

During June 2012, TCF Bank issued $110 million of subordinated notes at a price to investors of 99.086% of par, which will be due on June 8, 2022. The subordinated notes bear interest at a fixed rate of 6.25% until maturity. The notes qualify as Tier 2 or supplementary capital for regulatory purposes, subject to certain limitations. TCF Bank is using the proceeds for general corporate purposes.

In 2008, TCF Capital I, a statutory trust formed under the laws of the state of Delaware and wholly-owned finance subsidiary of TCF, issued 10.75% preferred junior subordinated notes (the “Trust Preferred Securities”). During June 2012, TCF announced that it had submitted a redemption notice to the property trustee for full redemption of the $115 million of 10.75% Trust Preferred Securities.  The determination to redeem the Trust Preferred Securities followed a notice of proposed rulemaking, approved for publication in the Federal Register by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on June 7, 2012, which would phase out the Tier 1 capital treatment of the Trust Preferred Securities. TCF determined that the Federal Reserve’s approval for publication of the notice of proposed rulemaking constituted a “capital treatment event” (as defined in the indenture governing the Trust Preferred Securities), which allow TCF to redeem the Trust Preferred Securities.  The Trust Preferred Securities were redeemed on July 30, 2012 at the redemption price of $25 per Trust Preferred Security plus accumulated and unpaid distributions, totaling $115 million. The redemption was funded with a portion of the net proceeds from TCF’s offering of depositary shares, each representing a 1/1,000th interest in a share of TCF’s Series A Non-Cumulative Perpetual Preferred Stock (The “Series A Preferred Stock”) par value $.01 per share, which closed on June 25, 2012.

Borrowings totaled $2.1 billion at September 30, 2012, down $2.4 billion from December 31, 2011. The weighted-average rate on borrowings was 1.39% at September 30, 2012, compared with 4.26% at December 31, 2011. Historically, TCF has borrowed primarily from the Federal Home Loan Bank (“FHLB”) of Des Moines, from institutional sources under repurchase agreements and from other sources. At September 30, 2012, TCF had $2.5 billion in unused, secured borrowing capacity at the FHLB of Des Moines.

At September 30, 2012, TCF, through its indirect subsidiary TCF Commercial Finance Canada, Inc., had $31.5 million available under a Canadian dollar-denominated line of credit facility. Advances under this credit facility are fully collateralized by pledged securities or cash collateral, and TCF Commercial Finance Canada, Inc. could draw $15.3 million on the unused credit line without additional collateral being pledged.

At September 30, 2012, interest-bearing deposits held at the Federal Reserve and unencumbered securities were $1.3 billion, a decrease of $189 million from third quarter of 2011 and a decrease of $117 million from December 31, 2011.

See Note 10 of the Notes to Consolidated Financial Statements included in Part 1, Item 1. Financial Statements for additional information regarding TCF’s long-term borrowings.

Contractual Obligations and Commitments

TCF has certain obligations and commitments to make future payments under contracts. At September 30, 2012, the aggregate contractual obligations (excluding demand deposits) and commitments are as follows.

(In thousands)	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Total borrowings	$2,052,517	$431,995	$1,123,279	$385,622	$111,621
Time deposits	2,073,909	1,364,126	602,675	40,518	66,590
Annual rental commitments under non-cancelable operating leases	206	27	55	46	78
Contractual interest payments(1)	4,486,532	2,598,862	1,555,944	296,151	35,575
Campus marketing agreements	44,921	4,006	6,852	5,956	28,107
Construction contracts and land purchase commitments for future branch sites	1,977	1,977	-	-	-
Total	$8,660,062	$4,400,993	$3,288,805	$728,293	$241,971

(In thousands)	Amount of Commitment - Expiration by Period
		Less than	1-3	3-5	More Than
Commitments	Total	1 year	years	years	5 years
Commitments to lend:
Consumer real estate and other	$1,131,695	$56,548	$83,488	$102,819	$888,840
Commercial	381,974	134,549	96,059	85,444	65,922
Leasing and equipment finance	208,306	208,306	-	-	-
Total commitments to lend	1,721,975	399,403	179,547	188,263	954,762
Standby letters of credit and guarantees on industrial revenue bonds	19,250	14,985	869	67	3,329
Total	$1,741,225	$414,388	$180,416	$188,330	$958,091

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

Equity

Total equity at September 30, 2012 was $1.8 billion, or 9.87% of total assets, compared with $1.9 billion, or 9.9% of total assets, at December 31, 2011. On June 25, 2012, TCF completed the public offering of depositary shares, each representing a 1/1,000th interest in a share of the Series A Preferred Stock.  In connection with the offering, TCF issued 6,900,000 depositary shares, including 900,000 depositary shares issued pursuant to the full exercise of the underwriters’ over-allotment option, at a public offering price of $25 per depositary share.  Net proceeds of the offering to TCF, after deducting underwriting discounts, commissions and estimated offering costs of $5.8 million, were $166.7 million. Dividends are payable on the Series A Preferred Stock when, and if declared by TCF’s Board of Directors on a non-cumulative basis on March 1, June 1, September 1, and December 1 of each year, at a per annum rate of 7.5%. On September 4, 2012, TCF paid $2.4 million in cash dividends on its Series A Preferred Stock.

Dividends to common stockholders on a per share basis totaled 5 cents for each of the quarters ended September 30, 2012 and September 30, 2011. TCF’s dividend payout ratio was 85.7% for the quarter ended September 30, 2012. The Company’s primary funding sources for dividends are earnings and dividends received from TCF Bank.

At September 30, 2012, TCF had 5.4 million shares remaining in its stock repurchase program authorized by its Board of Directors.

Tangible realized common equity at September 30, 2012 was $1.3 billion, or 7.55% of total tangible assets, compared with $1.6 billion, or 8.42% of total tangible assets, at December 31, 2011.  Tangible realized common equity is a non-GAAP measure and represents common equity less goodwill, other intangible assets, accumulated other comprehensive income and non-controlling interest in subsidiaries. Tangible assets represent total assets less goodwill and other intangible assets. Management reviews tangible realized common equity to tangible assets as an ongoing measure and has included this information because of current interest by investors, rating agencies and banking regulators. The methodology for calculating tangible realized common equity may vary between companies.

The following table is a reconciliation of the non-GAAP measure of tangible realized common equity to tangible assets to the GAAP measure of total equity to total assets.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2012	2011
Computation of total equity to total assets:
Total equity	$1,764,669	$1,878,627
Total assets	17,878,393	18,979,388
Total equity to total assets	9.87%	9.90%

Computation of tangible realized common equity to tangible assets:
Total equity	$1,764,669	$1,878,627
Less: Non-controlling interest in subsidiaries	13,205	10,494
Total TCF Financial Corporation stockholders’ equity	1,751,464	1,868,133
Less:
Preferred Stock	166,721	-
Goodwill	225,640	225,640
Other intangibles	9,092	7,134
Accumulated other comprehensive income	18,067	56,826
Tangible realized common equity	$1,331,944	$1,578,533

Total assets	$17,878,393	$18,979,388
Less:
Goodwill	225,640	225,640
Other intangibles	9,092	7,134
Tangible assets	$17,643,661	$18,746,614

Tangible realized common equity to tangible assets	7.55%	8.42%

Total Tier 1 capital at September 30, 2012 was $1.5 billion, or 10.40% of risk-weighted assets, compared with $1.7 billion, or 12.67% of risk-weighted assets at December 31, 2011. Tier 1 common capital at September 30, 2012 was $1.3 billion, or  9.17% of risk-weighted assets, compared with $1.6 billion, or 11.74% of risk-weighted assets at December 31, 2011.

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

	At	At
	September 30,	December 31,
(In thousands)	2012	2011
Tier 1 risk-based capital ratio:
Total Tier 1 capital	$1,515,050	$1,706,926
Total risk-weighted assets	14,562,779	13,475,330
Total Tier 1 risk-based capital ratio	10.40%	12.67%

Tier 1 common risk-based capital ratio:
Total Tier 1 capital	$1,515,050	$1,706,926
Less:
Preferred stock	166,721	-
Qualifying non-controlling interest in subsidiaries	13,205	10,494
Qualifying trust preferred securities	-	115,000
Total Tier 1 common capital	$1,335,124	$1,581,432
Total Tier 1 common risk-based capital ratio	9.17%	11.74%

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

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), which requires companies that have financial and derivative instruments subject to a master netting agreement to disclose the gross amount of the financial assets and liabilities, the amounts that are offset on the balance sheet, the net amounts presented, and the amounts subject to a master netting arrangement that are not offset.  The adoption of this ASU will be required for TCF’s Quarterly Report on Form 10-Q for the first quarter of 2013, with retrospective application, and is not expected to have a material impact on TCF.

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

Federal Reserve Notice of Proposed Rulemaking

On August 30, 2012, the Board of Governors of the Federal Reserve System published in the federal register three related notices of proposed rulemaking (the “Notices”) relating to the implementation of revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as the Basel III international capital standards. Among other things, if adopted as proposed, the Notices establish a new capital standard consisting of common equity Tier 1 capital; increase the capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer (failure to meet these standards would result in limitations on capital distributions as well as executive bonuses); and add more conservative standards for including securities in regulatory capital, which would phase-out trust preferred securities as a component of Tier 1 capital commencing January 1, 2013. In addition, the Notice contemplated the deduction of more assets from regulatory capital and revisions to the methodologies for determining risk weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. The Notices provide for various phase-in periods over the next several years. TCF will be subject to many provisions in the Notices, but until final rules are issued TCF cannot predict the actual effect.

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

Legislative and Regulatory Requirements.  New consumer protection and supervisory requirements and regulations, including those resulting from action by the Consumer Financial Protection Bureau and changes in the scope of Federal preemption of state laws that could be applied to national banks; the imposition of requirements with an adverse impact relating to TCF’s lending, loan collection and other business activities as a result of the Dodd-Frank Act, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws or imposition of underwriting or other limitations that impact the ability to use certain variable-rate products; impact of legislative, regulatory or other changes affecting customer account charges and fee income or expense; changes to bankruptcy laws which would result in the loss of all or part of TCF’s security interest due to collateral value declines; deficiencies in TCF’s compliance under the Bank Secrecy Act in past or future periods, which may result in regulatory enforcement action including monetary penalties; increased health care costs resulting from Federal health care reform legislation; adverse regulatory examinations and resulting enforcement actions or other adverse consequences such as increased capital requirements or higher deposit insurance assessments; heightened regulatory practices, requirements or expectations, including, but not limited to, requirements related to the Bank Secrecy Act and anti-money laundering compliance activity.

Earnings/Capital Risks and Constraints, Liquidity Risks.  Limitations on TCF’s ability to pay dividends or to increase dividends because of financial performance deterioration, regulatory restrictions or limitations; increased deposit insurance premiums, special assessments or other costs related to adverse conditions in the banking industry, the economic impact on banks of the Dodd-Frank Act and other regulatory reform legislation; the impact of financial regulatory reform, including additional capital, leverage, liquidity and risk management requirements or changes in the composition of qualifying regulatory capital (including those resulting from U.S. implementation of Basel III requirements); adverse changes in securities markets directly or indirectly affecting TCF’s ability to sell assets or to fund its operations; diminished unsecured borrowing capacity resulting from TCF credit rating downgrades and unfavorable conditions in the credit markets that restrict or limit various funding sources; costs associated with new regulatory requirements or interpretive guidance relating to liquidity; uncertainties relating to customer opt-in preferences with respect to overdraft fees on point of sale and ATM transactions or the success of TCF’s reintroduction of the Free Checking product which may have an adverse impact on TCF’s fee revenue; uncertainties relating to future retail deposit account changes, including limitations on TCF’s ability to predict customer behavior and the impact on TCF’s fee revenues.

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

Technological and Operational Matters.  Technological or operational difficulties, loss or theft of information, third-party service provider or counterparty failures and the possibility that deposit account losses (fraudulent checks, etc.) may increase; failure to keep pace with technological change.

Litigation Risks.  Results of litigation, including class action litigation concerning TCF’s lending, deposit or leasing activities including account servicing processes or fees or charges, or employment practices, and possible increases in indemnification obligations for certain litigation against Visa U.S.A. and potential reductions in card revenues resulting from such litigation or other litigation against Visa.

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

TCF utilizes net interest income simulation models to estimate the near-term effects (next 1-2 years) of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve, and spreads between market interest rates. At September 30, 2012, net interest income is estimated to increase by 2.2%, compared with the base case scenario, over the next 12 months if short- and long-term interest rates were to sustain an immediate increase of 100 basis points.

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

TCF’s one-year interest rate gap was a positive $1.3 billion, or 7.4% of total assets, at September 30, 2012, compared with a positive $2.1 billion, or 10.9% of total assets, at December 31, 2011. The change in the gap from year-end is primarily due to the balance sheet repositioning and having more short-term and variable-rate borrowings, along with a smaller mortgage-backed securities portfolio.  A positive interest rate gap position exists when the amount of interest-earning assets maturing or re-pricing exceeds the amount of interest-bearing liabilities maturing or re-pricing, including assumed prepayments, within a particular time period.  A negative interest rate gap position exists when the amount of interest-bearing liabilities maturing or re-pricing exceeds the amount of interest-earning assets maturing or re-pricing, including assumed prepayments, within a particular time period.

TCF estimates that an immediate 50 basis point decrease in current mortgage loan interest rates would increase prepayments on the $4.6 billion of fixed rate consumer real estate loans and fixed-rate mortgage-backed securities at September 30, 2012, by approximately $96 million, or 14.7%, in the first year. An increase in prepayment would decrease the estimated life of the portfolios and may adversely impact net interest income or net interest margin in the future.  Although prepayments on fixed-rate portfolios are currently at a relatively low level, TCF estimates that an immediate 100 basis point increase in current mortgage loan interest rates would decrease prepayments on the fixed-rate mortgage-backed securities, residential real estate loans and consumer loans at September 30, 2012, by approximately $195 million, or 29.9%, in the first year. A slowing in prepayments would increase the estimated life of the portfolios and may favorably impact net interest income or net interest margin in the future. The level of prepayments that would actually occur in any scenario will be impacted by factors other than interest rates.  Such factors include lenders’ willingness to lend funds, which can be impacted by the value of assets underlying loans and leases.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer), the Company’s Chief Financial Officer (Principal Financial Officer) and its Controller and Managing Director of Corporate Development (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012.

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

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Supplementary Information

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	At	At	At	At	At

(Dollars in thousands,	September 30,	June 30,	March 31,	December 31,	September 30,

except per-share data)	2012	2012	2012	2011	2011
SELECTED FINANCIAL CONDITION DATA:
Total loans and leases	$15,218,217	$15,234,504	$15,207,936	$14,150,255	$14,339,715
Securities available for sale	559,671	757,233	728,894	2,324,038	2,600,806
Goodwill	225,640	225,640	225,640	225,640	152,599
Total assets	17,878,393	17,870,597	17,833,457	18,979,388	19,092,027
Deposits	13,721,419	13,704,306	12,759,040	12,202,004	12,320,502
Short-term borrowings	115,529	7,487	1,157,189	6,416	7,204
Long-term borrowings	1,936,988	2,075,923	1,962,053	4,381,664	4,397,750
Total equity	1,764,669	1,755,908	1,549,325	1,878,627	1,872,044

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,

	2012	2012	2012	2011	2011

SELECTED OPERATIONS DATA:
Net interest income	$200,559	$198,224	$180,173	$173,434	$176,064
Provision for credit losses	96,275	54,106	48,542	59,249	52,315

Net interest income after provision for credit losses	104,284	144,118	131,631	114,185	123,749
Non-interest income:
Fees and other revenue	99,025	99,767	88,734	92,448	116,108
Gains on securities, net	13,033	13,116	76,611	5,842	1,648
Total non-interest income	112,058	112,883	165,345	98,290	117,756
Non-interest expense	196,808	202,989	748,708	187,533	188,848
Income (loss) before income tax expense	19,534	54,012	(451,732)	24,942	52,657
Income tax expense (benefit)	6,304	20,542	(170,244)	7,424	19,159
Income (loss) after income tax expense (benefit)	13,230	33,470	(281,488)	17,518	33,498
Income attributable to non-controlling interest	1,536	1,939	1,406	1,075	1,243
Preferred stock dividends	2,372	-	-	-	-
Net income (loss) available to common stockholders	9,322	31,531	(282,894)	16,443	32,255

Per common share:
Basic earnings	$0.06	$0.20	$(1.78)	$0.10	$0.20
Diluted earnings	$0.06	$0.20	$(1.78)	$0.10	$0.20
Dividends declared	$0.05	$0.05	$0.05	$0.05	$0.05

FINANCIAL RATIOS:
Return on average assets (1)	.30%	.76%	(5.96)%	.37%	.71%
Return on average common equity (1)	2.36	8.13	(63.38)	3.55	7.12
Net interest margin (1)	4.85	4.86	4.14	3.92	3.96
Net charge-offs as a percentage of average loans and leases (1)	2.74	1.18	1.06	1.63	1.48
Average total equity to average assets	9.96	8.96	9.52	9.81	9.58

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2012.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
July 1 to July 31,
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	13,712	$11.58	N.A.	N.A	.

August 1 to August 31,
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	2,180	$10.40	N.A.	N.A	.

September 1 to September 30,
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	-	$-	N.A.	N.A	.
Total
Share repurchase program (1)	-	$-	-	5,384,130
Employee transactions (2)	15,892	$11.41	N.A.	N.A	.

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

N.A.        Not Applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page 66 of this report.

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

Dated: October 30, 2012

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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

#  Filed herewith