Form 10-Q/A
period 2012-09-30
TCF FINANCIAL CORP
filed 2012-12-06
CIK 814184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-Q/A is being filed for the purpose of correcting certain dollar amounts included in the Contractual Obligations and Commitments table located on page 55 and percentages of interest received on consumer real estate troubled debt restructurings, included in Loan Modifications – Consumer Real Estate discussion located on page 48, presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These changes do not impact the financial condition and results of operations reported in the Quarterly Report on Form 10-Q filed on October 30, 2012 (the “Quarterly Report”).

This Amendment should be read in conjunction and as if filed concurrently with the Quarterly Report.  This amendment speaks as of the original filing date of the Quarterly Report and except as expressly set forth in this Explanatory Note, this Amendment does not modify or update disclosures contained in the Quarterly Report and does not reflect events occurring after the filing of the Quarterly Report.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

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

Funding non-interest income totaled $74.6 million and $277.1 million for the third quarter and first nine months of 2012, respectively, compared with $97.6 million and $281.6 million for the same periods in 2011. The decrease from third quarter of 2011 was primarily due to lower transaction volume related to a lower account base driven by our deposit product fee structure changes.  The decrease from first nine months of 2011 resulted from the decline in fee revenue due to deposit product fee structure changes offset by a gain on the sales of mortgage backed securities.  Non-interest expense totaled $92.7 million and $865.1 million for the third quarter and first nine months of 2012, respectively, compared with $112.3 million and $349.2 million for the same periods in 2011. The decrease from third quarter of 2011 was primarily due to decreased deposit account premiums associated with the reintroduction of the free checking product. The increase from the first nine months of 2011 was primarily due to the loss on termination of debt in the first quarter of 2012 in connection with the balance sheet repositioning.

Consolidated Net Interest Income

Net interest income for the third quarter of 2012 increased $24.5 million, or 13.9%, compared with the third quarter of 2011.  This increase was primarily due to higher average balances of inventory finance loans and auto finance loans during the third quarter of 2012 as a result of the newly acquired auto finance business and BRP program and the lower cost of deposits.  Offsetting the increase were lower yields on leasing and equipment finance loans and leases and consumer and commercial real estate as the portfolios rebalance to the current rate environment.  Net interest income for the third quarter of 2012 increased $2.3 million, or 1.2%, compared with the second quarter of 2012. The increase in net interest income from the second quarter of 2012 was primarily due to a higher average balance of auto finance loans.  This was partially offset by a lower average balance of inventory finance loans. Additionally interest expense decreased due to the redemption of $115 million of Trust Preferred securities partially offset by the $110 million issuance of subordinated debt plus one additional day in the third quarter of 2012 versus second quarter of 2012, and higher deposit expenses due to product mix primarily in certificates of deposit. Net interest income for the first nine months of 2012 totaled $579 million, up $52.7 million, or 10%, from $526.3 million from the same period in 2011. This increase was primarily due to the balance sheet repositioning completed in the first quarter of 2012, which resulted in a $86.3 million reduction to the cost of borrowings, partially offset by a $29.9 million reduction of interest income on mortgage-backed securities.  Additionally, higher average balances of inventory finance and auto finance loans and lower average cost of deposits were offset by decreased income from consumer and commercial real estate loans due to a change in the consumer real estate portfolio mix and lower average balances of commercial real estate loans.

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

Gain on Securities, Net

During the third quarter of 2012, TCF recognized $13 million related to sales of mortgage backed securities.  Additionally, during the nine months ended September 30, 2012, TCF recognized $90.2 million related to sales of mortgage-backed securities and $13.1 million related to the sale of Visa Class B stock.

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

Although loans classified as TDRs are considered impaired, TCF was able to receive more than 56.2%* and 54.4%* of the contractual interest due on accruing consumer real estate TDRs for the three and nine months ended September 30, 2012, respectively, by modifying the loan to a qualified customer instead of foreclosing on the property.  Only  7.4% of accruing consumer real estate TDRs were more than 60-days delinquent at September 30, 2012. Approximately 4.7% of the $456.8 million accruing consumer real estate TDRs modified during the 15 months preceding September 30, 2012 defaulted during the three months ended September 30, 2012.

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

*Updated to correct number originally reported in Quarterly Report filed October 30, 2012.

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

	At September 30, 2012
	Commercial		Leasing and Equipment Finance
		60+ Days Delinquent		60+ Days Delinquent
(Dollars in thousands)	Loan Balance	as a % of Balance	Loan Balance	as a % of Balance
TDRs	$120,254	2.21%	$655	-%
Other loan modifications	4,410	-	1,436	-
Total accruing loan modifications	$124,664	2.13%	$2,091	-%

	At December 31, 2011
	Commercial		Leasing and Equipment Finance
		60+ Days Delinquent		60+ Days Delinquent
(Dollars in thousands)	Loan Balance	as a % of Balance	Loan Balance	as a % of Balance
TDRs	$98,448	-%	$776	-%
Other loan modifications	13,318	-	4,829	2.40
Total accruing loan modifications	$111,766	-%	$5,605	2.07%

Non-accrual Loans and Leases

Non-accrual loans and leases are summarized in the following table.

	At	At
	September 30,	December 31,
(In thousands)	2012	2011
Consumer real estate:
First mortgage lien	$197,649	$129,114
Junior lien	35,936	20,257
Total consumer real estate	233,585	149,371
Commercial real estate	159,090	104,744
Commercial business	10,249	22,775
Total commercial	169,339	127,519
Leasing and equipment finance	15,812	20,583
Inventory finance	1,120	823
Other	1,957	15
Total non-accrual loans and leases	$421,813	$298,311

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

	At September 30, 2012			At December 31, 2011
		Total Loans	Allowance as		Total Loans	Allowance as
(Dollars in thousands)	Allowance	and Leases	a % of Balance	Allowance	and Leases	a % of Balance
Consumer real estate:
First mortgage lien	$114,068	$4,344,701	2.63%	$115,740	$4,742,423	2.44%
Junior lien	64,874	2,303,335	2.82	67,695	2,152,868	3.14
Consumer real estate	178,942	6,648,036	2.69	183,435	6,895,291	2.66
Commercial	53,756	3,511,234	1.53	46,954	3,449,492	1.36
Leasing and equipment finance	21,331	3,157,977.68		21,173	3,142,259.67
Inventory finance	7,003	1,466,269.48		2,996	624,700.48
Auto finance	3,059	407,091.75		-	3,628	-
Other	750	27,610	2.72	1,114	34,885	3.19
Total allowance for loan and lease losses	$264,841	$15,218,217	1.74%	$255,672	$14,150,255	1.81%

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

The following tables set forth additional information regarding net charge-offs:

	Three Months Ended
	September 30, 2012		September 30, 2011
	Net	Loss	Net	Loss
(Dollars in thousands)	Charge-offs	Rate (1)	Charge-offs	Rate (1)
Consumer real estate:
First mortgage liens	$40,469	3.60%	$27,590	2.29%
Junior liens	34,202	6.12	16,247	2.99
Total consumer real estate	74,671	4.44	43,837	2.51
Commercial real estate	15,777	1.93	3,665.45
Commercial business	4,770	7.06	1,375	1.83
Total commercial	20,547	2.32	5,040.57
Leasing and equipment finance	7,521.95		2,783.36
Inventory finance	444.12		262.13
Auto Finance	280.30		-	-
Other	991	N.M .	1,480	N.M .
Total	$104,454	2.74%	$53,402	1.48%

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Net	Loss	Net	Loss
(Dollars in thousands)	Charge-offs	Rate (1)	Charge-offs	Rate (1)
Consumer real estate:
First mortgage liens	$78,365	2.26%	$71,134	1.96%
Junior liens	66,851	4.10	44,678	2.70
Total consumer real estate	145,216	2.85	115,812	2.19
Commercial real estate	25,241	1.04	20,236.82
Commercial business	5,285	2.75	5,266	2.30
Total commercial	30,526	1.16	25,502.95
Leasing and equipment finance	8,845.37		9,050.39
Inventory finance	1,312.13		798.12
Auto Finance	363.21		-	-
Other	1,985	N.M .	1,898	N.M .
Total	$188,247	1.67%	$153,060	1.39%

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

(In thousands)	Payments Due by Period
			Less than		1-3		3-5		More than
Contractual Obligations	Total		1 year		years		years		5 years
Total borrowings	$2,052,517		$431,995		$1,123,279		$385,622		$111,621
Time deposits	2,073,909		1,364,126		602,675		40,518		66,590
Annual rental commitments under non-cancelable operating leases	205,493	*	26,660	*	54,659	*	45,937	*	78,237	*
Contractual interest payments(1)	157,854	*	50,177	*	47,506	*	24,596	*	35,575	*
Campus marketing agreements	44,921		4,006		6,852		5,956		28,107
Construction contracts and land purchase commitments for future branch sites	1,977		1,977		-		-		-
Total	$4,536,671	*	$1,878,941	*	$1,834,971	*	$502,629	*	$320,130	*

(In thousands)	Amount of Commitment - Expiration by Period
			Less than		1-3		3-5		More Than
Commitments	Total		1 year		years		years		5 years
Commitments to lend:
Consumer real estate and other	$1,267,484	*	$56,607	*	$83,658	*	$102,819		$1,024,400	*
Commercial	387,792	*	134,549		96,059		91,262	*	65,922
Leasing and equipment finance	208,306		208,306		-		-		-
Total commitments to lend	1,863,582	*	399,462	*	179,717	*	194,081	*	1,090,322	*
Standby letters of credit and guarantees on industrial revenue bonds	19,250		14,985		869		67		3,329
Total	$1,882,832	*	$414,447	*	$180,586	*	$194,148	*	$1,093,651	*
(1) Includes accrued interest and future contractual interest obligations on borrowings and deposits.
* Updated to correct number originally reported in Quarterly Report filed October 30, 2012.

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

/s/ William A. Cooper
William A. Cooper, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Michael S. Jones
Michael S. Jones, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Susan D. Bode
Susan D. Bode, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Dated: December 6, 2012

TCF FINANCIAL CORPORATION

Part II – OTHER INFORMATION

Item 6. Exhibits

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

Form of Stipulation and Consent to the Issuance of a Consent Order dated July 20, 2010, issued by the Comptroller of the Currency in the matter of TCF National Bank [incorporated by reference to Exhibit 99.2 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010]

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements [incorporated by reference to Exhibit 101 to TCF Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012]

#  Filed herewith